Form 10-Q
period 2015-09-30
National Western Life Group, Inc.
filed 2015-11-06
CIK 1635984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-55522

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY)
(Exact name of Registrant as specified in its charter)

DELAWARE	47-3339380
(State of Incorporation)	(I.R.S. Employer Identification Number)

850 EAST ANDERSON LANE
AUSTIN, TEXAS 78752-1602	(512) 836-1010
(Address of Principal Executive Offices)	(Telephone Number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). : Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated file" in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☐     Accelerated filer  ☒   Non-accelerated filer  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒
As of November 5, 2015, the number of shares of Registrant's common stock outstanding was: Class A – 3,436,166 and  Class B - 200,000.

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
ASSETS	September 30, 2015	December 31, 2014

Investments:
Securities held to maturity, at amortized cost (fair value: $7,466,665 and $7,175,443)	$7,190,780	6,841,543
Securities available for sale, at fair value (cost: $2,783,145 and $2,590,074)	2,859,953	2,728,680
Mortgage loans, net of allowance for possible losses ($650 and $650)	88,061	149,503
Policy loans	61,611	63,645
Derivatives, index options	25,226	114,287
Other long-term investments	27,634	28,774

Total investments	10,253,265	9,926,432

Cash and cash equivalents	86,357	277,078
Deferred policy acquisition costs	835,446	802,919
Deferred sales inducements	156,670	159,766
Accrued investment income	100,719	96,127
Federal income tax receivable	19,367	—
Other assets	94,321	89,570

Total assets	$11,546,145	11,351,892

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY	September 30, 2015	December 31, 2014

LIABILITIES:

Future policy benefits:
Universal life and annuity contracts	$9,504,202	9,384,297
Traditional life reserves	137,726	138,225
Other policyholder liabilities	146,603	139,222
Deferred Federal income tax liability	51,364	31,675
Federal income tax payable	—	3,336
Other liabilities	105,485	98,817

Total liabilities	9,945,380	9,795,572

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:

Common stock:
Class A - $1 par value; 7,500,000 shares authorized; 3,436,166 issued and outstanding in 2015 and 2014	3,436	3,436
Class B - $1 par value; 200,000 shares authorized, issued, and outstanding in 2015 and 2014	200	200
Additional paid-in capital	38,116	38,116
Accumulated other comprehensive income	19,826	41,786
Retained earnings	1,539,187	1,472,782

Total stockholders’ equity	1,600,765	1,556,320

Total liabilities and stockholders' equity	$11,546,145	11,351,892

Note:  The Condensed Consolidated Balance Sheet at December 31, 2014 has been derived from the audited Consolidated Financial Statements as of that date.

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended September 30, 2015 and 2014
(Unaudited)
(In thousands, except per share amounts)

	2015	2014

Premiums and other revenues:
Universal life and annuity contract charges	$39,175	36,602
Traditional life premiums	4,840	4,506
Net investment income	56,209	110,966
Other revenues	5,067	5,377
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) gains (losses)	284	—
Portion of OTTI (gains) losses recognized in other comprehensive income	(284)	—
Net OTTI losses recognized in earnings	—	—
Other net investment gains (losses)	813	2,169
Total net realized investment gains (losses)	813	2,169

Total revenues	106,104	159,620

Benefits and expenses:
Life and other policy benefits	14,181	13,163
Amortization of deferred policy acquisition costs	32,058	23,467
Universal life and annuity contract interest	16,259	59,211
Other operating expenses	18,482	20,451

Total benefits and expenses	80,980	116,292

Earnings before Federal income taxes	25,124	43,328

Federal income taxes	8,903	14,862

Net earnings	$16,221	28,466

Basic earnings per share:
Class A	$4.59	$8.05
Class B	$2.29	$4.03

Diluted earnings per share:
Class A	$4.59	$8.05
Class B	$2.29	$4.03

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Nine Months Ended September 30, 2015 and 2014
(Unaudited)
(In thousands, except per share amounts)

	2015	2014

Premiums and other revenues:
Universal life and annuity contract charges	$114,833	112,824
Traditional life premiums	14,349	13,946
Net investment income	258,391	374,596
Other revenues	15,590	16,351
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) gains (losses)	442	(32)
Portion of OTTI (gains) losses recognized in other comprehensive income	(549)	(3)
Net OTTI losses recognized in earnings	(107)	(35)
Other net investment gains (losses)	6,156	6,782
Total net realized investment gains (losses)	6,049	6,747

Total revenues	409,212	524,464

Benefits and expenses:
Life and other policy benefits	49,567	40,922
Amortization of deferred policy acquisition costs	87,780	79,304
Universal life and annuity contract interest	114,729	224,576
Other operating expenses	57,794	63,414

Total benefits and expenses	309,870	408,216

Earnings before Federal income taxes	99,342	116,248

Federal income taxes	32,937	38,773

Net earnings	$66,405	77,475

Basic earnings per share:
Class A	$18.78	$21.92
Class B	$9.39	$10.95

Diluted earnings per share:
Class A	$18.77	$21.91
Class B	$9.39	$10.95

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended September 30, 2015 and 2014
(Unaudited)
(In thousands)

	2015	2014

Net earnings	$16,221	28,466

Other comprehensive income (loss), net of effects of deferred costs and taxes:
Unrealized gains (losses) on securities:
Net unrealized holding gains (losses) arising during period	(7,334)	(7,793)
Net unrealized liquidity gains (losses)	95	(23)
Reclassification adjustment for net amounts included in net earnings	(96)	(958)

Net unrealized gains (losses) on securities	(7,335)	(8,774)

Foreign currency translation adjustments	54	(3)

Benefit plans:
Amortization of net prior service cost and net gain (loss)	(303)	(176)

Other comprehensive income (loss)	(7,584)	(8,953)

Comprehensive income (loss)	$8,637	19,513

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2015 and 2014
(Unaudited)
(In thousands)

	2015	2014

Net earnings	$66,405	77,475

Other comprehensive income, net of effects of deferred costs and taxes:
Unrealized gains (losses) on securities:
Net unrealized holding gains (losses) arising during period	(19,164)	14,101
Net unrealized liquidity gains (losses)	188	28
Reclassification adjustment for net amounts included in net earnings	(2,116)	(3,329)

Net unrealized gains (losses) on securities	(21,092)	10,800

Foreign currency translation adjustments	42	(636)

Benefit plans:
Amortization of net prior service cost and net gain (loss)	(910)	(527)

Other comprehensive income (loss)	(21,960)	9,637

Comprehensive income (loss)	$44,445	87,112

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 2015 and 2014
(Unaudited)
(In thousands)

	2015	2014

Common stock:
Balance at beginning of period	$3,636	3,635
Shares exercised under stock option plan	—	1

Balance at end of period	3,636	3,636

Additional paid-in capital:
Balance at beginning of period	38,116	37,767
Shares exercised under stock option plan	—	349

Balance at end of period	38,116	38,116

Accumulated other comprehensive income:
Unrealized gains on non-impaired securities:
Balance at beginning of period	54,229	46,693
Change in unrealized gains (losses) during period, net of tax	(21,280)	10,772

Balance at end of period	32,949	57,465

Unrealized losses on impaired held to maturity securities:
Balance at beginning of period	(1,262)	(1,287)
Amortization	357	80
Other-than-temporary impairments, non-credit, net of tax	—	—
Additional credit loss on previously impaired securities	—	—
Change in shadow deferred policy acquisition costs	(169)	(53)

Balance at end of period	(1,074)	(1,260)

Unrealized losses on impaired available for sale securities:
Balance at beginning of period	(1)	(2)
Other-than-temporary impairments, non-credit, net of tax	—	—
Change in shadow deferred policy acquisition costs	—	(1)
Recoveries, net of tax	—	2

Balance at end of period	(1)	(1)

	Continued on Next Page

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY(continued)
For the Nine Months Ended September30, 2015 and 2014
(Unaudited)
(In thousands)

	2015	2014

Foreign currency translation adjustments:
Balance at beginning of period	2,685	3,241
Change in translation adjustments during period	42	(636)

Balance at end of period	2,727	2,605

Benefit plan liability adjustment:
Balance at beginning of period	(13,865)	(10,565)
Amortization of net prior service cost and net loss, net of tax	(910)	(527)

Balance at end of period	(14,775)	(11,092)

Accumulated other comprehensive income at end of period	19,826	47,717

Retained earnings:
Balance at beginning of period	1,472,782	1,368,466
Net earnings	66,405	77,475
Stockholder dividends	—	(1,272)

Balance at end of period	1,539,187	1,444,669

Total stockholders' equity	$1,600,765	$1,534,138

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2015 and 2014
(Unaudited)
(In thousands)

	2015	2014

Cash flows from operating activities:
Net earnings	$66,405	77,475
Adjustments to reconcile net earnings to net cash from operating activities:
Universal life and annuity contract interest	114,729	224,576
Surrender charges and other policy revenues	(13,302)	(9,531)
Realized (gains) losses on investments	(6,049)	(7,225)
Accretion/amortization of discounts and premiums, investments	9	(831)
Depreciation and amortization	2,317	2,522
(Increase) decrease in value of derivatives	69,884	(49,278)
(Increase) decrease in deferred policy acquisition and sales inducement costs	(632)	(16,197)
(Increase) decrease in accrued investment income	(4,592)	(4,889)
(Increase) decrease in other assets	(6,578)	28
Increase (decrease) in liabilities for future policy benefits	6,887	3,956
Increase (decrease) in other policyholder liabilities	7,382	(412)
Increase (decrease) in Federal income taxes liability	(22,703)	(15,717)
Increase (decrease) in deferred Federal income tax	31,047	23,408
Increase (decrease) in other liabilities	2,452	1,848
Other, net	—	1

Net cash provided by operating activities	247,256	229,734

Cash flows from investing activities:
Proceeds from sales of:
Securities held to maturity	—	—
Securities available for sale	14,011	19,511
Other investments	2,182	3,247
Proceeds from maturities and redemptions of:
Securities held to maturity	343,494	591,536
Securities available for sale	219,676	213,260
Derivatives, index options	83,835	164,059
Purchases of:
Securities held to maturity	(684,725)	(933,997)
Securities available for sale	(423,672)	(275,751)
Derivatives, index options	(66,395)	(53,174)
Other investments	(1,340)	(376)
Net change in short-term investments	—

	Continued on Next Page

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, (continued)
For the Nine Months Ended September 30, 2015 and 2014
(Unaudited)
(In thousands)

	2015	2014

Principal payments on mortgage loans	66,830	14,112
Cost of mortgage loans acquired	(5,040)	(33,985)
Decrease (increase) in policy loans	2,034	2,223
Other, net	—	(1)

Net cash used in investing activities	(449,110)	(289,336)

Cash flows from financing activities:
Deposits to account balances for universal life and annuity contracts	679,128	715,705
Return of account balances on universal life and annuity contracts	(668,037)	(655,195)
Issuance of common stock under stock option plan	—	350

Net cash provided by (used in) financing activities	11,091	60,860

Effect of foreign exchange	42	(635)

Net increase (decrease) in cash and cash equivalents	(190,721)	623
Cash and cash equivalents at beginning of period	277,078	120,859

Cash and cash equivalents at end of period	$86,357	$121,482

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$30	30
Income taxes	$24,127	30,515

Noncash operating activities:
Deferral of sales inducements	$(9,171)	(6,066)

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)	CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of National Western Life Insurance Company and its subsidiaries (“Company”, "NWLIC", or "National Western") as of September 30, 2015, and the results of its operations and its cash flows for the three and nine months ended September 30, 2015 and 2014. The results of operations for the nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year. It is recommended that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 and are accessible free of charge through the Company's internet site at www.nationalwesternlife.com or the Securities and Exchange Commission internet site at www.sec.gov. The condensed consolidated balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements as of that date.

The accompanying unaudited condensed consolidated financial statements include the accounts of National Western Life Insurance Company and its wholly owned subsidiaries: The Westcap Corporation, NWL Investments, Inc., NWL Services, Inc., NWL Financial, Inc., NWLSM, Inc. and Regent Care San Marcos Holdings, LLC. All significant intercorporate transactions and accounts have been eliminated in consolidation.

On October 1, 2015, National Western completed its previously announced holding company reorganization pursuant to the Agreement and Plan of Merger, dated April 6, 2015, which was approved by the shareholders of National Western at its Annual Meeting of Shareholders held on June 19, 2015. As a result of the reorganization, National Western became a wholly owned subsidiary of National Western Life Group, Inc. ("NWLGI"), a Delaware Corporation, and NWLGI replaced National Western as the publicly held company. Consequently, all filings with the Securities and Exchange Corporation ("SEC") from October 2, 2015 and forward will be filed by NWLGI under CIK No. 0001635984. For purposes of filing this Form 10-Q for the three and nine months ended September 30, 2015, the accompanying unaudited condensed consolidated financial statements and notes thereto have been titled "National Western Life Group, Inc." to reflect the current name of the public registrant with the parenthetical notation "formerly National Western Life Insurance Company and Subsidiaries" to reflect the reporting entity for the periods covered herein.

The preparation of financial statements in accordance with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates in the accompanying condensed consolidated financial statements include (1) liabilities for future policy benefits, (2) valuation of derivative instruments, (3) recoverability and amortization of deferred policy acquisition costs, (4) valuation allowances for deferred tax assets, (5) other-than-temporary impairment losses on debt securities, (6) commitments and contingencies, and (7) valuation allowances for mortgage loans and real estate.

The table below shows the unrealized gains and losses on available-for-sale securities that were reclassified out of accumulated other comprehensive income three and nine months ended September 30, 2015 and 2014.

Affected Line Item in the Statements of Earnings	Amount Reclassified From Accumulated Other Comprehensive Income
	Three Months Ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands)

Other net investment gains (losses)	$147	1,474	3,362	5,156
Net OTTI losses recognized in earnings	—	—	(107)	(35)
Earnings before Federal income taxes	147	1,474	3,255	5,121
Federal income taxes	51	516	1,139	1,792

Net earnings	$96	958	2,116	3,329

(2)	NEW ACCOUNTING PRONOUNCEMENTS

In July 2013, the FASB issued guidance to amend the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The new guidance states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as reduction to deferred tax assets for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. This guidance is effective for annual reporting periods beginning on or after December 15, 2013 and interim periods within those annual periods. The Company adopted this guidance as of January 1, 2014 and the adoption did not have an effect on the deferred tax asset or liability classification on the Company's balance sheet and did not result in any additional disclosures to the financial statements.

In June 2014, the FASB issued guidance that applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. It requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and follows existing accounting guidance for the treatment of performance conditions. The standard will be effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. The Company’s current employee share-based plans do not require performance targets and the adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.
Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants ("AICPA"), and the SEC are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

(3)	STOCKHOLDERS' EQUITY

NWLIC is restricted by state insurance laws as to dividend amounts which may be paid to stockholders without prior approval from the Colorado Division of Insurance.  The restrictions are based on the greater of statutory earnings from operations excluding capital gains or 10% of statutory surplus of the Company.  The maximum dividend payment which may be made without prior approval in 2015 is $118.2 million. The Company did not declare or pay cash dividends on its common stocks during the nine months ended September 30, 2015. In the third quarter of 2014, the Board of Directors of NWLIC did declare a dividend of $0.36 per common share to Class A stockholders and $0.18 per common share to Class B stockholders which was paid in December of 2014.

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As discussed in Note 1 Consolidation and Basis of Presentation, on October 1, 2015, NWLIC completed its previously announced holding company reorganization and became a wholly owned subsidiary of NWLGI. While remaining under the same Colorado Division of Insurance restrictions pertaining to dividend amounts, dividends declared by NWLIC from that date forward will be payable entirely to NWLGI as the sole owner of NWLIC. On October 2, 2015, the Board of Directors of NWLIC declared a $3.5 million dividend payable October 16, 2015 which was subsequently paid to NWLGI.

The reorganization effective October 1, 2015 provided for the conversion of each share of Class A common stock, par value $1.00 per share, and each share of Class B common stock, par value $1.00 per share, of NWLIC issued and outstanding immediately prior to the effective time of the merger, into one duly issued, fully paid and non-assessable share of Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, of NWLGI. Consequently, NWLGI replaced NWLIC as the publicly held company and is the successor issuer to NWLIC. On October 16, 2015, the Board of Directors of NWLGI declared a cash dividend payable December 3, 2015 to stockholders on record as of October 30, 2015. The dividends declared were $0.36 per common share to NWLGI Class A stockholders and $0.18 per common share to NWLGI Class B stockholders.

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(4)	EARNINGS PER SHARE

Basic earnings per share of common stock are computed by dividing net income by the weighted-average basic common shares outstanding during the period. Diluted earnings per share assumes the issuance of common shares applicable to stock options in the denominator.

	Three Months Ended September 30,
	2015		2014
	Class A	Class B	Class A	Class B
	(In thousands except per share amounts)

Numerator for Basic and Diluted Earnings Per Share:
Net income	$16,221		28,466
Dividends - Class A shares	—		(1,236)
Dividends - Class B shares	—		(36)

Undistributed income	$16,221		27,194

Allocation of net income:
Dividends	$—	—	1,236	36
Allocation of undistributed income	15,763	458	26,425	769

Net income	$15,763	458	27,661	805

Denominator:
Basic earnings per share - weighted-average shares	3,436	200	3,436	200
Effect of dilutive stock options	1	—	2	—

Diluted earnings per share - adjusted weighted-average shares for assumed conversions	3,437	200	3,438	200

Basic Earnings Per Share	$4.59	2.29	8.05	4.03

Diluted Earnings Per Share	$4.59	2.29	8.05	4.03

Stock options that were outstanding during the three months ended September 30, 2015 and 2014, but were not included in the computation of diluted earnings per share because the effect was anti-dilutive, were approximately 20,800 and 22,200, respectively.

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended September 30,
	2015		2014
	Class A	Class B	Class A	Class B
	(In thousands except per share amounts)

Numerator for Basic and Diluted Earnings Per Share:
Net income	$66,405		77,475
Dividends - Class A shares	—		(1,236)
Dividends - Class B shares	—		(36)

Undistributed income	$66,405		76,203

Allocation of net income:
Dividends	$—	—	1,236	36
Allocation of undistributed income	64,527	1,878	74,048	2,155

Net income	$64,527	1,878	75,284	2,191

Denominator:
Basic earnings per share - weighted-average shares	3,436	200	3,435	200
Effect of dilutive stock options	1	—	2	—

Diluted earnings per share - adjusted weighted-average shares for assumed conversions	3,437	200	3,437	200

Basic Earnings Per Share	$18.78	9.39	21.92	10.95

Diluted Earnings Per Share	$18.77	9.39	21.91	10.95

Stock options that were outstanding during the nine months ended September 30, 2015 and 2014, but were not included in the computation of diluted earnings per share because the effect was anti-dilutive were approximately 21,100 and 22,300, respectively.

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(5)	PENSION AND OTHER POSTRETIREMENT PLANS

(A)	Defined Benefit Pension Plans

The Company sponsors a qualified defined benefit pension plan covering employees enrolled prior to 2008. The plan provides benefits based on the participants' years of service and compensation. The Company makes annual contributions to the plan that complies with the minimum funding provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"). On October 19, 2007, the Company's Board of Directors approved an amendment to freeze the Pension Plan as of December 31, 2007. The freeze ceased future benefit accruals to all participants and closed the plan to any new participants. In addition, all participants became immediately 100% vested in their accrued benefits as of that date. Fair values of plan assets and liabilities are measured as of the prior December 31 for each respective year. The following table summarizes the components of net periodic benefit cost.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)

Service cost	$51	42	153	126
Interest cost	246	239	738	718
Expected return on plan assets	(330)	(320)	(991)	(959)
Amortization of prior service cost	1	1	3	3
Amortization of net loss	196	106	588	317

Net periodic benefit cost	$164	68	491	205

The service costs shown in the above table represent plan expenses expected to be paid out of plan assets. Under clarification provided by the Pension Protection Act, plan expenses paid from plan assets are to be included in the plan's service cost component.

The Company's minimum required contribution for the 2015 plan year is $0.0 million. The Company had no remaining contribution payable for the 2014 plan year as of September 30, 2015. As of September 30, 2015, the Company had contributed a total of $0.0 million to the plan for the 2015 and 2014 plan years.

The Company also sponsors a nonqualified defined benefit plan primarily for senior officers. The plan provides benefits based on the participants' years of service and compensation. The pension obligations and administrative responsibilities of the plan are maintained by a pension administration firm, which is a subsidiary of American National Insurance Company ("ANICO"). ANICO has guaranteed the payment of pension obligations under the plan. However, the Company has a contingent liability with respect to the plan should these entities be unable to meet their obligations under the existing agreements. Also, the Company has a contingent liability with respect to the plan in the event that a plan participant continues employment with the Company beyond age seventy, the aggregate average annual participant salary increases exceed 10% per year, or any additional employees become eligible to participate in the plan. If any of these conditions are met, the Company would be responsible for any additional pension obligations resulting from these items. Amendments were made to the plan to allow an additional employee to participate and to change the benefit formula for the Chairman of the Company. As previously mentioned, these additional obligations are a liability to the Company. Effective December 31, 2004, this plan was frozen with respect to the continued accrual of benefits of the Chairman and the President of the Company in order to comply with law changes under the American Jobs Creation Act of 2004 ("Act").

Effective July 1, 2005, the Company established a second nonqualified defined benefit plan for the benefit of the Chairman and the President of the Company. This plan is intended to provide for post-2004 benefit accruals that mirror and supplement the pre-2005 benefit accruals under the previously discussed nonqualified defined benefit plan, while complying with the requirements of the Act.

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes the components of net periodic benefit costs for the Chairman and President's nonqualified defined benefit plans.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)

Service cost	$64	74	192	222
Interest cost	219	250	657	752
Amortization of prior service cost	14	15	44	44
Amortization of net loss	379	323	1,136	970

Net periodic benefit cost	$676	662	2,029	1,988

The Company expects to contribute $2.0 million to these plans in 2015.  As of September 30, 2015, the Company has contributed $1.3 million to the plans.

(B)	Defined Benefit Postretirement Healthcare Plans

The Company sponsors two healthcare plans to provide postretirement benefits to certain fully-vested individuals.  The following table summarizes the components of net periodic benefit costs.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)

Interest cost	$33	28	98	83
Amortization of prior service cost	25	26	77	78
Amortization of net loss	15	(1)	45	(3)

Net periodic benefit cost	$73	53	220	158

The Company expects to contribute minimal amounts to the plan in 2015.

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(6)	SEGMENT AND OTHER OPERATING INFORMATION

The Company defines its reportable operating segments as domestic life insurance, international life insurance, and annuities. These segments are organized based on product types and geographic marketing areas.  A summary of segment information for the quarters ended September 30, 2015 and September 30, 2014 is provided below.

Selected Segment Information:
	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
			(In thousands)

September 30, 2015
Condensed Consolidated Balance Sheet Items:
Deferred policy acquisition costs and sales inducements	$73,746	252,632	665,738	—	992,116
Total segment assets	831,407	1,260,628	8,999,978	262,310	11,354,323
Future policy benefits	720,998	944,618	7,976,312	—	9,641,928
Other policyholder liabilities	11,437	17,835	117,331	—	146,603

Three Months Ended
September 30, 2015
Condensed Consolidated Income Statements:
Premiums and contract revenues	$8,259	29,773	5,983	—	44,015
Net investment income	2,095	448	49,518	4,148	56,209
Other revenues	3	5	12	5,047	5,067

Total revenues	10,357	30,226	55,513	9,195	105,291

Life and other policy benefits	3,545	5,002	5,634	—	14,181
Amortization of deferred acquisition costs	1,594	6,834	23,630	—	32,058
Universal life and annuity contract interest	14	(854)	17,099	—	16,259
Other operating expenses	2,397	3,929	7,254	4,902	18,482
Federal income taxes (benefit)	911	5,363	825	1,520	8,619

Total expenses	8,461	20,274	54,442	6,422	89,599

Segment earnings (loss)	$1,896	9,952	1,071	2,773	15,692

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
			(In thousands)

Nine months ended
September 30, 2015
Condensed Consolidated Income Statements:
Premiums and contract revenues	$22,683	89,470	17,029	—	129,182
Net investment income	17,265	17,847	208,263	15,016	258,391
Other revenues	23	66	31	15,470	15,590

Total revenues	39,971	107,383	225,323	30,486	403,163

Life and other policy benefits	12,540	16,794	20,233	—	49,567
Amortization of deferred acquisition costs	6,473	11,347	69,960	—	87,780
Universal life and annuity contract interest	10,413	13,203	91,113	—	114,729
Other operating expenses	9,554	15,063	18,866	14,311	57,794
Federal income taxes (benefit)	327	16,840	8,309	5,344	30,820

Total expenses	39,307	73,247	208,481	19,655	340,690

Segment earnings (loss)	$664	34,136	16,842	10,831	62,473

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Selected Segment Information:
	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
			(In thousands)

September 30, 2014
Condensed Consolidated Balance Sheet Items:
Deferred policy acquisition costs and sales inducements	$61,087	242,124	652,855	—	956,066
Total segment assets	705,156	1,223,571	8,871,276	251,905	11,051,908
Future policy benefits	611,550	944,505	7,848,590	—	9,404,645
Other policyholder liabilities	12,742	12,226	117,207	—	142,175

Three Months Ended
September 30, 2014
Condensed Consolidated Income Statements:
Premiums and contract revenues	$6,847	29,135	5,126	—	41,108
Net investment income	6,859	8,273	90,835	4,999	110,966
Other revenues	19	20	23	5,315	5,377

Total revenues	13,725	37,428	95,984	10,314	157,451

Life and other policy benefits	3,353	9,672	138	—	13,163
Amortization of deferred acquisition costs	1,166	2,525	19,776	—	23,467
Universal life and annuity contract interest	5,803	6,956	46,452	—	59,211
Other operating expenses	2,314	6,307	7,045	4,785	20,451
Federal income taxes (benefit)	379	4,143	7,681	1,899	14,102

Total expenses	13,015	29,603	81,092	6,684	130,394

Segment earnings (loss)	$710	7,825	14,892	3,630	27,057

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
			(In thousands)

Nine months ended
September 30, 2014
Condensed Consolidated Income Statements:
Premiums and contract revenues	$22,077	87,906	16,787	—	126,770
Net investment income	24,044	35,902	300,118	14,532	374,596
Other revenues	40	321	63	15,927	16,351

Total revenues	46,161	124,129	316,968	30,459	517,717

Life and other policy benefits	7,268	16,375	17,279	—	40,922
Amortization of deferred acquisition costs	5,346	18,078	55,880	—	79,304
Universal life and annuity contract interest	19,066	32,820	172,690	—	224,576
Other operating expenses	10,585	18,167	19,965	14,697	63,414
Federal income taxes (benefit)	1,295	12,865	17,010	5,241	36,411

Total expenses	43,560	98,305	282,824	19,938	444,627

Segment earnings (loss)	$2,601	25,824	34,144	10,521	73,090

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Reconciliations of segment information to the Company's condensed consolidated financial statements are provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)

Premiums and Other Revenues:
Premiums and contract revenues	$44,015	41,108	129,182	126,770
Net investment income	56,209	110,966	258,391	374,596
Other revenues	5,067	5,377	15,590	16,351
Realized gains (losses) on investments	813	2,169	6,049	6,747

Total condensed consolidated premiums and other revenues	$106,104	159,620	409,212	524,464

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)

Federal Income Taxes:
Total segment Federal income taxes	$8,619	14,102	30,820	36,411
Taxes on realized gains (losses) on investments	284	760	2,117	2,362

Total condensed consolidated Federal income taxes	$8,903	14,862	32,937	38,773

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)

Net Earnings:
Total segment earnings	$15,692	27,057	62,473	73,090
Realized gains (losses) on investments, net of taxes	529	1,409	3,932	4,385

Total condensed consolidated net earnings	$16,221	28,466	66,405	77,475

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	September 30,
	2015	2014
	(In thousands)

Assets:
Total segment assets	$11,354,323	11,051,908
Other unallocated assets	191,822	207,168

Total condensed consolidated assets	$11,546,145	11,259,076

(7)	SHARE-BASED PAYMENTS

The Company had a stock and incentive plan ("1995 Plan") which provided for the grant of any or all of the following types of awards to eligible employees: (1) stock options, including incentive stock options and nonqualified stock options; (2) stock appreciation rights, in tandem with stock options or freestanding; (3) restricted stock; and, (4) performance awards. The 1995 Plan began on April 21, 1995, and was amended on June 25, 2004 to extend the termination date to April 20, 2010. The number of shares of Class A, $1.00 par value, common stock which were allowed to be issued under the 1995 Plan, or as to which stock appreciation rights ("SARs") or other awards were allowed to be granted, could not exceed 300,000. Effective June 20, 2008, the Company's shareholders approved a 2008 Incentive Plan (“2008 Plan”). The 2008 Plan is substantially similar to the 1995 Plan and authorized an additional number of Class A, $1.00 par value, common stock shares eligible for issue not to exceed 300,000. These shares may be authorized and unissued shares. The Company has issued only nonqualified stock options and SARs under these plans.

All of the employees of the Company and its subsidiaries are eligible to participate in the current 2008 Plan (as well as previously in the expired 1995 Plan). In addition, directors of the Company are eligible to receive the same types of awards as employees except that they are not eligible to receive incentive stock options. Company directors, including members of the Compensation and Stock Option Committee, are eligible for nondiscretionary stock options. The directors' grants vest 20% annually following one full year of service to the Company from the date of grant. The employees' grants vest 20% annually following three full years of service to the Company from the date of grant. All grants issued expire after ten years. No awards were issued during the first nine months of 2015 or 2014.

Effective during March 2006, the Company adopted and implemented a limited stock buy-back program with respect to the 1995 Plan which provides option holders the additional alternative of selling shares acquired through the exercise of options directly back to the Company. Option holders may elect to sell such acquired shares back to the Company at any time within ninety (90) days after the exercise of options at the prevailing market price as of the date of notice of election. The buy-back program did not alter the terms and conditions of the 1995 Plan; however, the program necessitated a change in accounting from the equity classification to the liability classification.

In August 2008, the Company implemented another limited stock buy-back program, substantially similar to the 2006 program, for shares issued under the 2008 Plan.

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company uses the current fair value method to measure compensation cost. As of September 30, 2015 and 2014, the liability balance was $6.2 million and $7.7 million, respectively. A summary of shares available for grant and activity is detailed below.

		Options Outstanding
	Shares Available For Grant	Shares	Weighted- Average Exercise Price

Stock Options:
Balance at January 1, 2015	291,000	29,768	$242.48
Exercised	—	—	$—
Forfeited	—	(1,000)	$255.13
Expired	—	—	$—
Stock options granted	—	—	$—

Balance at September 30, 2015	291,000	28,768	$242.04

	Stock Appreciation Rights Outstanding
	Awards	Weighted- Average Exercise Price

Stock Appreciation Rights:
Balance at January 1, 2015	92,186	$157.71
Exercised	(3,975)	$143.19
Forfeited	—	$—
Granted	—	$—

Balance at September 30, 2015	88,211	$158.36

Stock options and SARs shown as forfeited in the above tables represent vested and unvested awards not exercised by plan participants prior to their termination from the Company. Forfeited stock options during the nine months ended September 30, 2015 were awarded under the 1995 Plan. As the 1995 Plan terminated during calendar year 2010, the forfeited shares are not shown as being added back to the "Shares Available For Grant" balance.

The total intrinsic value of SARs exercised was $0.4 million and $0.8 million for the nine months ended September 30, 2015 and 2014, respectively. The total share-based liabilities paid for the exercised SARs were $0.4 million and $0.6 million for the nine months ended September 30, 2015 and 2014, respectively. The total fair value of stock options and SARs vested during the nine months ended September 30, 2015 and 2014 was $0.6 million and $0.7 million, respectively. For the nine months ended September 30, 2015 and 2014, the total cash received from the exercise of stock options under the Plans was $0 million and $0.2 million, respectively.

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes information about stock options and SARs outstanding at September 30, 2015.

	Options/SARs Outstanding
	Number Outstanding	Weighted- Average Remaining Contractual Life	Number Exercisable

Exercise prices:
$255.13 (options)	20,768	2.6 years	20,768
$208.05 (options)	8,000	2.7 years	8,000
$236.00 (SARs)	250	2.9 years	250
$114.64 (SARs)	23,943	3.4 years	19,764
$132.56 (SARs)	29,518	6.2 years	8,704
$210.22 (SARs)	34,500	8.2 years	1,800

Totals	116,979		59,286

Aggregate intrinsic value (in thousands)	$5,796		$3,060

The aggregate intrinsic value in the table above is based on the closing stock price of $222.70 per share on September 30, 2015.

In estimating the fair value of the options outstanding at September 30, 2015 and December 31, 2014, the Company employed the Black-Scholes option pricing model with assumptions detailed below.

	September 30, 2015	December 31, 2014

Expected term of options	2.6 to 8.2 years	3.3 to 9.0 years
Expected volatility:
Range	21.11% to 37.77%	19.67% to 37.75%
Weighted-average	23.82%	22.91%
Expected dividend yield	0.16%	0.13%
Risk-free rate:
Range	0.22% to 1.54%	0.13% to 1.62%
Weighted-average	0.59%	0.56%

The Company reviewed the contractual term relative to the options as well as perceived future behavior patterns of exercise.  Volatility is based on the Company’s historical volatility over the expected term of the option’s expected exercise date.

The pre-tax compensation cost (benefit) recognized in the financial statements related to the two plans defined above was $(1.0) million and $(2.6) million for the three and nine months ended September 30, 2015 compared to $0.0 million and $2.5 million for the three and nine months ended September 30, 2014. The related tax (expense)/benefit recognized was $0.4 million and $0.9 million for the three and nine months ended September, 2015 and 2014 compared to $0.0 million and $(0.8) million for the three and nine months ended September 30, 2014.

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of September 30, 2015, the total compensation cost related to nonvested options not yet recognized was $1.6 million.  This amount is expected to be recognized over a weighted-average period of 2.0 years.  The Company recognizes compensation cost over the graded vesting periods.

(8)	COMMITMENTS AND CONTINGENCIES

(A)  Legal Proceedings

In the normal course of business, the Company is involved or may become involved in various legal actions in which claims for alleged economic and punitive damages have been or may be asserted, some for substantial amounts. In recent years, carriers offering life insurance and annuity products have faced litigation, including class action lawsuits, alleging improper product design, improper sales practices, and similar claims. The Company has been a defendant over the past several years in two such class action lawsuits. Given the uncertainty involved in these types of actions, the ability to make a reliable evaluation of the likelihood of an unfavorable outcome or an estimate of the amount of or range of potential loss is endemic to the particular circumstances and evolving developments of each individual matter on its own merits.

The Company resolved a class action lawsuit pending since June 12, 2006, in the U.S. District Court for the Southern District of California. The case is titled In Re National Western Life Insurance Deferred Annuities Litigation. The complaint asserted claims for RICO violations, Financial Elder Abuse, Violation of Cal. Bus. & Prof. Code 17200, et seq, Violation of Cal. Bus. & Prof. Code 17500, et seq, Breach of Fiduciary Duty, Aiding and Abetting Breach of Fiduciary Duty, Fraudulent Concealment, Cal. Civ. Code 1710, et seq, Breach of the Duty of Good Faith and Fair Dealing, and Unjust Enrichment and Imposition of Constructive Trust. On July 12, 2010 the Court certified a nationwide class of policyholders under the RICO allegation and a California class under all of the remaining causes of action except breach of fiduciary duty. The parties entered into a Settlement and Release Agreement in August of 2013 ("Settlement") which was finally approved by the Court on February 11, 2014. On February 12, 2014, the Court issued a redacted final approval order granting the Motion for Final Approval of Class Action Settlement. The Settlement became final and non-appealable on April 12, 2014. The Settlement Agreement and Plaintiffs' Request for Attorneys' Fees and Costs were approved by the Court, and the Company paid the Court-approved amount of attorneys’ fees and costs in April 2014. The Company also made certain payments to surrendered and annuitized policyholders in June 2014. In addition, the Company agreed to provide bonuses on annuitization for active policyholders who choose a 10-year or a 20-year certain and life settlement option. The Company had held reserves of $6.5 million for the matter which approximated the ultimate settlement amounts described above.

On October 26, 2011 the Brazilian Superintendence of Private Insurance (“SUSEP”) attempted to serve the Company with a subpoena regarding an administrative proceeding initiated by SUSEP in which it alleged that the Company was operating as an insurance company in Brazil without due authorization.  The Company had been informed that SUSEP was attempting to impose a penal fine of approximately $6.0 billion on the Company.  SUSEP unsuccessfully attempted to serve the Company with notice regarding this matter.  The Company does not transact business in Brazil and has no officers, employees, property, or assets in Brazil.  The Company believes that SUSEP has no jurisdiction over the Company, that SUSEP's attempts at service of process were invalid, and that any penal fine would be unenforceable.  For the reasons described above, the Company does not believe that this matter meets the definition of a material pending legal proceeding as such term is defined in Item 103 of Regulation S-K but has included the foregoing description solely due to the purported amount of the fine sought at that time. Nonetheless, the Company has entered into preliminary discussions with SUSEP in an effort to resolve this matter. No conclusion can be drawn at this time as to the outcome of these discussions, or whether they will continue, or how any such outcome may impact the Company’s business, results of operations, or financial condition. However, in light of the pendency of discussions with Brazilian authorities, the Company has determined to cease accepting new applications from residents in Brazil.

Although there can be no assurances, at the present time, the Company does not anticipate that the ultimate liability arising from such other potential, pending, or threatened legal actions will have a material adverse effect on the financial condition or operating results of the Company.

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Separately, the Brazilian authorities have commenced an investigation into possible violations of Brazilian criminal law in connection with the issuance of the Company's insurance policies to Brazilian residents, and in assistance of such investigation a Commissioner appointed by the U.S. District Court for the Western District of Texas has issued a subpoena upon the Company to provide information relating to such possible violations. No conclusion can be drawn at this time as to the outcome of this investigation or how such outcome may impact the Company's business, results of operations, or financial condition. The Company continues to cooperate with the relevant governmental authorities in regard to this matter.

(B) Financial Instruments

In order to meet the financing needs of its customers in the normal course of business, the Company is a party to financial instruments with off-balance sheet risk. These financial instruments are commitments to extend credit which involve elements of credit and interest rate risk in excess of the amounts recognized in the condensed consolidated balance sheet.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amounts, assuming that the amounts are fully advanced and that collateral or other security is of no value. Commitments to extend credit are legally binding agreements to lend to a customer that generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments do not necessarily represent future liquidity requirements, as some could expire without being drawn upon. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Company controls the credit risk of these transactions through credit approvals, limits, and monitoring procedures.

The Company had $29.0 million commitments to fund new loans and $4.90 million commitments on existing loans to extend credit relating to loans at September 30, 2015. The Company evaluates each customer's creditworthiness on a case-by-case basis.

(9)	INVESTMENTS

(A)	Investment Gains and Losses

The table below presents realized investment gains and losses, excluding impairment losses, for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)

Available for sale debt securities:
Realized gains on disposal	$125	1,467	3,323	5,144
Realized losses on disposal	—	—	(74)	(22)
Held to maturity debt securities:
Realized gains on disposal	666	353	2,794	1,167
Realized losses on disposal	—	—	—	(17)
Equity securities realized gains (losses)	22	7	113	34
Real estate gains (losses)	—	820	—	954
Other	—	(478)	—	(478)

Totals	$813	2,169	6,156	6,782

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company uses the specific identification method in computing realized gains and losses. For the three and nine months ended September 30, 2015 the percentage of gains on bonds due to the call of securities was 84% and 90%, respectively. This includes calls out of the Company's available for sale portfolio of debt securities.

The table below presents net impairment losses recognized in earnings for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)

Total other-than-temporary impairment gains (losses) on debt securities	$284	—	549	(4)
Portion of loss (gain) recognized in comprehensive income	(284)	—	(549)	(3)

Net impairment losses on debt securities recognized in earnings	—	—	—	(7)
Equity securities impairments	—	—	(107)	(28)

Totals	$—	—	(107)	(35)

The table below presents a roll forward of credit losses on securities for which the Company also recorded non-credit other-than-temporary impairments in other comprehensive loss.

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015	Twelve Months Ended December 31, 2014
		(In thousands)

Beginning balance, cumulative credit losses related to other-than-temporary impairments	$2,278	2,298	2,472
Reductions for securities sold during current period	—	(20)	(181)
Additions for credit losses not previously recognized in other-than-temporary impairments	—	—	7

Ending balance, cumulative credit losses related to other-than-temporary impairments	$2,278	2,278	2,298

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(B)	Debt and Equity Securities

The table below presents amortized costs and fair values of securities held to maturity at September 30, 2015.

	Securities Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
U.S. agencies	$15,029	409	(26)	15,412
U.S. Treasury	1,925	370	—	2,295
States and political subdivisions	444,684	31,371	(875)	475,180
Foreign governments	—	—	—	—
Public utilities	1,032,194	55,581	(2,705)	1,085,070
Corporate	4,141,368	151,607	(40,446)	4,252,529
Mortgage-backed	1,534,339	78,862	(2,870)	1,610,331
Home equity	18,092	4,327	—	22,419
Manufactured housing	3,149	280	—	3,429

Totals	$7,190,780	322,807	(46,922)	7,466,665

The table below presents amortized costs and fair values of securities available for sale at September 30, 2015.

	Securities Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
States and political subdivisions	$586	—	(47)	539
Foreign governments	9,945	405	—	10,350
Public utilities	133,000	6,852	(570)	139,282
Corporate	2,574,330	95,966	(33,612)	2,636,684
Mortgage-backed	39,076	3,692	—	42,768
Home equity	11,185	187	(9)	11,363
Manufactured housing	1,241	34	—	1,275
	2,769,363	107,136	(34,238)	2,842,261

Equity securities	13,782	4,201	(291)	17,692

Totals	$2,783,145	111,337	(34,529)	2,859,953

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents amortized costs and fair values of securities held to maturity at December 31, 2014.

	Securities Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
U.S. agencies	$10,061	705	—	10,766
U.S. Treasury	1,920	409	—	2,329
States and political subdivisions	432,186	31,417	(336)	463,267
Public utilities	978,847	67,836	(757)	1,045,926
Corporate	3,754,222	183,650	(18,591)	3,919,281
Mortgage-backed	1,640,582	68,726	(4,164)	1,705,144
Home equity	18,886	4,734	(57)	23,563
Manufactured housing	4,839	328	—	5,167

Totals	$6,841,543	357,805	(23,905)	7,175,443

The table below presents amortized costs and fair values of securities available for sale at December 31, 2014.

	Securities Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
States and political subdivisions	$589	—	(36)	553
Foreign governments	9,939	386	—	10,325
Public utilities	169,179	10,163	(126)	179,216
Corporate	2,334,700	128,280	(8,961)	2,454,019
Mortgage-backed	48,674	4,116	—	52,790
Home equity	11,702	225	(9)	11,918
Manufactured housing	2,492	64	—	2,556
	2,577,275	143,234	(9,132)	2,711,377

Equity securities	12,799	4,849	(345)	17,303

Totals	$2,590,074	148,083	(9,477)	2,728,680

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the gross unrealized losses and fair values of the Company's held to maturity investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at September 30, 2015.

	Securities Held to Maturity
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
U.S. agencies	$4,969	(26)	—	—	4,969	(26)
States and political subdivisions	27,327	(350)	12,969	(525)	40,296	(875)
Public utilities	137,759	(2,218)	18,021	(487)	155,780	(2,705)
Corporate	1,081,635	(26,747)	318,517	(13,699)	1,400,152	(40,446)
Mortgage-backed	89,875	(909)	87,722	(1,961)	177,597	(2,870)

Total temporarily impaired securities	$1,341,565	(30,250)	437,229	(16,672)	1,778,794	(46,922)

The following table shows the gross unrealized losses and fair values of the Company's available for sale investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at September 30, 2015.

	Securities Available for Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
States and political subdivisions	$—	—	539	(47)	539	(47)
Public utilities	26,363	(570)	—	—	26,363	(570)
Corporate	718,691	(23,203)	126,892	(10,409)	845,583	(33,612)
Home equity	—	—	4,826	(9)	4,826	(9)
	745,054	(23,773)	132,257	(10,465)	877,311	(34,238)

Equity securities	3,337	(243)	1,519	(48)	4,856	(291)

Total temporarily impaired securities	$748,391	(24,016)	133,776	(10,513)	882,167	(34,529)

Unrealized losses for securities held to maturity and securities available for sale increased during the first nine months of 2015 due primarily to the upward movement in market interest rates. The Company does not consider investments with unrealized losses to be other-than-temporarily impaired since it does not anticipate selling these securities prior to maturity and expects to receive all amounts due relative to principal and interest.

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The amortized cost and fair value of investments in debt securities at September 30, 2015, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Debt Securities Available for Sale		Debt Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Due in 1 year or less	$162,797	165,850	206,814	211,809
Due after 1 year through 5 years	758,016	818,079	1,293,120	1,413,192
Due after 5 years through 10 years	1,751,382	1,757,714	3,816,636	3,877,574
Due after 10 years	58,092	57,850	339,871	353,759
	2,730,287	2,799,493	5,656,441	5,856,334

Mortgage and asset-backed securities	39,076	42,768	1,534,339	1,610,331

Total	$2,769,363	2,842,261	7,190,780	7,466,665

The Company does not consider securities to be other-than-temporarily impaired when the market decline is attributable to factors such as interest rate movements, market volatility, liquidity, spread widening and credit quality and when recovery of all amounts due under the contractual terms of the security is anticipated. Based on the review and the Company's ability and intent not to sell these securities until maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2015. The Company will monitor the investment portfolio for future changes in issuer facts and circumstances that could result in future impairments beyond those currently identified.

During the third quarter of 2015, the Company recorded no other-than-temporary impairment on debt and equity securities.

Debt securities. The gross unrealized losses for debt securities are made up of 317 individual issues, or 23.7% of the total debt securities held by the Company. The market value of these bonds as a percent of amortized cost averages 97.0%. Of the 317 securities, 82, or 25.9%, fall in the 12 months or greater aging category; and 310 were rated investment grade at September 30, 2015.

Equity securities.  The gross unrealized losses for equity securities are made up of 37 individual issues.  These holdings are reviewed quarterly for impairment.

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the gross unrealized losses and fair values of the Company's held to maturity investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2014.

	Securities Held to Maturity
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
States and political subdivisions	$—	—	23,076	(336)	23,076	(336)
Public utilities	7,078	(13)	48,198	(744)	55,276	(757)
Corporate	156,839	(2,997)	698,316	(15,594)	855,155	(18,591)
Mortgage-backed	17,698	(240)	181,694	(3,924)	199,392	(4,164)
Home equity	2,206	(57)	—	—	2,206	(57)

Total temporarily impaired securities	$183,821	(3,307)	951,284	(20,598)	1,135,105	(23,905)

The following table shows the gross unrealized losses and fair values of the Company's available for sale investments by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2014.

	Securities Available for Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
States and political subdivisions	$—	—	553	(36)	553	(36)
Public utilities	—	—	14,827	(126)	14,827	(126)
Corporate	100,373	(2,990)	187,699	(5,971)	288,072	(8,961)
Home equity	—	—	4,826	(9)	4,826	(9)
	100,373	(2,990)	207,905	(6,142)	308,278	(9,132)

Equity securities	305	(52)	3,801	(293)	4,106	(345)

Total temporarily impaired securities	$100,678	(3,042)	211,706	(6,435)	312,384	(9,477)

(C)	Transfer of Securities

During the three and nine months ended September 30, 2015 and 2014, the Company made no transfers to the held to maturity category from securities available for sale.

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(D) Mortgage Loans

A financing receivable is a contractual right to receive money on demand or on fixed or determinable dates that is recognized as an asset in a company's statement of financial position. Mortgage, equity, participation and mezzanine loans on real estate are considered financing receivables reported by the Company.

Credit and default risk is minimized through strict underwriting guidelines and diversification of underlying property types and geographic locations. In addition to being secured by the property, mortgage loans with leases on the underlying property are often guaranteed by the lease payments and also by the borrower. This approach has proven to result in quality mortgage loans with few defaults. Mortgage loan interest income is recognized on an accrual basis with any premium or discount amortized over the life of the loan. Prepayment and late fees are recorded on the date of collection.

Loans in foreclosure, loans considered impaired or loans past due 90 days or more are placed on a non-accrual status. If a mortgage loan is determined to be on non-accrual status, the mortgage loan does not accrue any revenue into the Condensed Consolidated Statements of Earnings. The loan is independently monitored and evaluated as to potential impairment or foreclosure. If delinquent payments are made and the loan is brought current, then the Company returns the loan to active status and accrues income accordingly. The Company had no mortgage loans past due 90 days or more at September 30, 2015 or 2014 and as a result all interest income was recognized at September 30, 2015 or 2014.

The following table represents the mortgage loan portfolio by loan-to-value ratio.

	September 30, 2015		December 31, 2014
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Loan-to-Value Ratio (1):
Less than 50%	$56,117	63.3	$52,564	35.0
50% to 60%	8,328	9.4	50,553	33.7
60% to 70%	—	—	14,567	9.7
70% to 80%	10,128	11.4	12,656	8.4
80% to 90%	14,138	15.9	5,399	3.6
Greater than 90%	—	—	14,414	9.6
Gross balance	88,711	100.0	150,153	100.0

Allowance for possible losses	(650)	(0.7)	(650)	(0.4)

Totals	$88,061	99.3	$149,503	99.6

(1) Loan-to-Value Ratio determined using the most recent appraised value. Appraisals are required at the time of funding and may be updated if a material change occurs from the original loan agreement.

The mortgage loans in the greater than 90% category at December 31, 2014 relate to loans made with a long standing borrower. The loans are backed by the investment property, contracted leases, as well as a separate and additional guarantee of the long standing borrower and at September 30, 2015 are included in the 80% to 90% category.

All mortgage loans are analyzed quarterly in order to monitor the financial quality of these assets. Based on ongoing monitoring, mortgage loans with a likelihood of becoming delinquent are identified and placed on an internal “watch list”. Among the criteria that may indicate a potential problem include: major tenant vacancies or bankruptcies, late payments, and loan relief/restructuring requests. The mortgage loan portfolio is analyzed for the need for a valuation allowance on any loan that is on the internal watch list, in the process of foreclosure or that currently has a valuation allowance.

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Mortgage loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When it is determined that a loan is impaired, a loss is recognized for the difference between the carrying amount of the mortgage loan and the estimated value reduced by the cost to sell. Estimated value is typically based on the loan's observable market price or the fair value of the collateral less cost to sell. Impairments and changes in the valuation allowance are reported in net realized investment gains (losses) in the Condensed Consolidated Statements of Earnings.

The following table represents the mortgage loan allowance.

	September 30, 2015	December 31, 2014
	(In thousands)

Balance, beginning of period	$650	650
Provision	—	—
Releases	—	—

Balance, end of period	$650	650

(10)	FAIR VALUES OF FINANCIAL INSTRUMENTS

For financial instruments the FASB provides guidance which defines fair value, establishes a framework for measuring fair value under GAAP, and requires additional disclosures about fair value measurements. In compliance with this GAAP guidance, the Company has categorized its financial instruments, based on the priority of the inputs to the valuation technique, into the required three level hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.

Financial assets and liabilities recorded at fair value on the Condensed Consolidated Balance Sheets are categorized as follows:

Level 1: Fair value is based on unadjusted quoted prices in active markets that are accessible to the Company for identical assets or liabilities. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. These generally provide the most reliable evidence and are used to measure fair value whenever available. The Company's Level 1 assets are equity securities that are traded in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets.

Level 2:  Fair value is based upon significant inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable for substantially the full term of the asset or liability through corroboration with observable market data as of the reporting date. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities, model-derived valuations whose inputs are observable or whose significant value drivers are observable and other observable inputs. The Company’s Level 2 assets include fixed maturity debt securities (corporate and private bonds, government or agency securities, asset-backed and mortgage-backed securities), and preferred stock.  Valuations are generally obtained from third party pricing services for identical or comparable assets or determined through use of valuation methodologies using observable market inputs.

Level 3:  Fair value is based on significant unobservable inputs which reflect the entity’s or third party pricing service’s assumptions about the assumptions market participants would use in pricing an asset or liability. The Company’s Level 3 assets are over-the-counter derivative contracts and the Company’s Level 3 liabilities consist of share-based compensation obligations and certain product-related embedded derivatives.  Valuations are estimated based on non-binding broker prices or internally developed valuation models or methodologies, discounted cash flow models and other similar techniques.

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables set forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of the date indicated:

	September 30, 2015
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale	$2,842,261	—	2,842,261	—
Equity securities, available for sale	17,692	17,122	570	—
Derivatives, index options	25,226	—	—	25,226

Total assets	$2,885,179	17,122	2,842,831	25,226

Policyholder account balances (a)	$51,784	—	—	51,784
Other liabilities (b)	6,211	—	—	6,211

Total liabilities	$57,995	—	—	57,995

During the three and nine months ended September 30, 2015, the Company had no transfers into or out of Levels 1, 2 or 3.

	December 31, 2014
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale	$2,711,377	—	2,711,377	—
Equity securities, available for sale	17,303	16,862	441	—
Derivatives, index options	114,287	—	—	114,287

Total assets	$2,842,967	16,862	2,711,818	114,287

Policyholder account balances (a)	$133,236	—	—	133,236
Other liabilities (b)	9,256	—	—	9,256

Total liabilities	$142,492	—	—	142,492

(a)  Represents the fair value of certain product-related embedded derivatives that were recorded at fair value.
(b)  Represents the liability for share-based compensation.

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present, by pricing source and fair value hierarchy level, the Company’s assets that are measured at fair value on a recurring basis:

	September 30, 2015
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale:
Priced by third-party vendors	$2,842,261	—	2,842,261	—
Priced internally	—	—	—	—
Subtotal	2,842,261	—	2,842,261	—

Equity securities, available for sale:
Priced by third-party vendors	17,692	17,122	570	—
Priced internally	—	—	—	—
Subtotal	17,692	17,122	570	—

Derivatives, index options:
Priced by third-party vendors	25,226	—	—	25,226
Priced internally	—	—	—	—
Subtotal	25,226	—	—	25,226

Total	$2,885,179	17,122	2,842,831	25,226

Percent of total	100.0%	0.6%	98.5%	0.9%

	December 31, 2014
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale:
Priced by third-party vendors	$2,711,377	—	2,711,377	—
Priced internally	—	—	—	—
Subtotal	2,711,377	—	2,711,377	—

Equity securities, available for sale:
Priced by third-party vendors	17,303	16,862	441	—
Priced internally	—	—	—	—
Subtotal	17,303	16,862	441	—

Derivatives, index options:
Priced by third-party vendors	114,287	—	—	114,287
Priced internally	—	—	—	—
Subtotal	114,287	—	—	114,287

Total	$2,842,967	16,862	2,711,818	114,287

Percent of total	100.0%	0.6%	95.4%	4.0%

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide additional information about fair value measurements for which significant unobservable (Level 3) inputs were utilized to determine fair value.

	For the Three Months Ended September 30, 2015
	Debt Securities, Available for Sale	Equity Securities, Available for Sale	Derivatives, Index Options	Total Assets	Other Liabilities
	(In thousands)

Balance at July 1, 2015	$—	—	72,527	72,527	95,368
Total realized and unrealized gains (losses):
Included in net income	—	—	(52,816)	(52,816)	(42,887)
Included in other comprehensive income	—	—	—	—	—
Purchases, sales, issuances and settlements, net:
Purchases	—	—	24,891	24,891	24,891
Sales	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	—	—	(19,376)	(19,376)	(19,377)
Transfers into (out of) Level 3	—	—	—	—	—

Balance at end of period	$—	—	25,226	25,226	57,995

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period:
Net investment income	$—	—	(51,707)	(51,707)	—
Benefits and expenses	—	—	—	—	(1,048)

Total	$—	—	(51,707)	(51,707)	(1,048)

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the Three Months ended September 30, 2014
	Debt Securities, Available for Sale	Equity Securities, Available for Sale	Derivatives, Index Options	Total Assets	Other Liabilities
	(In thousands)

Balance at July 1, 2014	$—	—	146,514	146,514	171,428
Total realized and unrealized gains (losses):
Included in net income	—	—	3,479	3,479	4,099
Included in other comprehensive income	—	—	—	—	—
Purchases, sales, issuances and settlements, net:
Purchases	—	—	19,801	19,801	19,801
Sales	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	—	—	(59,982)	(59,982)	(60,002)
Transfers into (out of) Level 3	—	—	—	—	—

Balance at end of period	$—	—	109,812	109,812	135,326

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period:
Net investment income	$—	—	747	747	—
Benefits and expenses	—	—	—	—	175

Total	$—	—	747	747	175

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended September 30, 2015
	Debt Securities, Available for Sale	Equity Securities, Available for Sale	Derivatives, Index Options	Total Assets	Other Liabilities
	(In thousands)

Beginning balance, January 1, 2015	$—	—	114,287	114,287	142,492
Total realized and unrealized gains (losses):
Included in net income	—	—	(69,884)	(69,884)	(64,923)
Included in other comprehensive income	—	—	—	—	—
Purchases, sales, issuances and settlements, net:
Purchases	—	—	64,820	64,820	64,820
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	—	—	(83,997)	(83,997)	(84,394)
Transfers into (out of) Level 3	—	—	—	—	—

Balance at end of period	$—	—	25,226	25,226	57,995

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period:
Net investment income	$—	—	(67,392)	(67,392)	—
Other operating expenses	—	—	—	—	(2,648)

Total	$—	—	(67,392)	(67,392)	(2,648)

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended September 30, 2014
	Debt Securities, Available for Sale	Equity Securities, Available for Sale	Derivatives, Index Options	Total Assets	Other Liabilities
	(In thousands)

Beginning balance, January 1, 2014	$—	—	169,314	169,314	193,338
Total realized and unrealized gains (losses):
Included in net income	—	—	49,278	49,278	51,529
Included in other comprehensive income	—	—	—	—
Purchases, sales, issuances and settlements, net:
Purchases	—	—	53,370	53,370	53,370
Sales	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	—	—	(162,150)	(162,150)	(162,911)
Transfers into (out of) Level 3	—	—	—	—	—

Balance at end of period	$—	—	109,812	109,812	135,326

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period:
Net investment income	$—	—	29,895	29,895	—
Other operating expenses	—	—	—	—	3,266

Total	$—	—	29,895	29,895	3,266

The following tables show the quantitative information about the Company's level 3 assets and liabilities.

	September 30, 2015
	Fair Value	Valuation Technique	Unobservable Input
	(In thousands)

Derivatives, index options	$25,226	Broker prices	Implied volatility
			Inputs from broker proprietary models

Total assets	$25,226

Policyholder account balances	$51,784	Deterministic cash flow model	Projected option cost
Other liabilities	6,211	Black-Scholes model	Expected term
			Forfeiture assumptions

Total liabilities	$57,995

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	December 31, 2014
	Fair Value	Valuation Technique	Unobservable Input
	(In thousands)

Derivatives, index options	$114,287	Broker prices	Implied volatility
			Inputs from broker proprietary models

Total assets	$114,287

Policyholder account balances	$133,236	Deterministic cash flow model	Projected option cost
Other liabilities	9,256	Black-Scholes model	Expected term
			Forfeiture assumptions

Total liabilities	$142,492

Realized gains (losses) on debt and equity securities are reported in the Condensed Consolidated Statements of Earnings as net investment gains (losses). Unrealized gains (losses) on available for sale debt and equity securities are reported as other comprehensive income (loss) within the stockholders' equity of the Condensed Consolidated Balance Sheet.

The fair value hierarchy classifications are reviewed each reporting period. Reclassification of certain financial assets and liabilities may result based on changes in the observability of valuation attributes. Reclassifications are reported as transfers into and out of Level 3 at the beginning fair value for the reporting period in which the changes occur.

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The carrying amounts and fair values of the Company's financial instruments are as follows:

	September 30, 2015
			Fair Value Hierarchy Level
	Carrying Values	Fair Values	Level 1	Level 2	Level 3
	(In thousands)
ASSETS
Investments in debt and equity securities:
Securities held to maturity	$7,190,780	7,466,665	—	7,466,665	—
Securities available for sale	2,859,953	2,859,953	17,122	2,842,831	—

Cash and cash equivalents	86,357	86,357	86,357	—	—
Mortgage loans	88,061	92,370	—	—	92,370
Policy loans	61,611	111,616	—	—	111,616
Other loans	1,350	1,472	—	—	1,472
Derivatives, index options	25,226	25,226	—	—	25,226
Short-term investments	—	—	—	—	—
Life interest in Trust	—	12,775	—	—	12,775

LIABILITIES
Deferred annuity contracts	$7,609,015	7,221,844	—	—	7,221,844
Immediate annuity and supplemental contracts	440,670	472,922	—	—	472,922

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	December 31, 2014
			Fair Value Hierarchy Level
	Carrying Values	Fair Values	Level 1	Level 2	Level 3
	(In thousands)
ASSETS
Investments in debt and equity securities:
Securities held to maturity	$6,841,543	7,175,443	—	7,175,443	—
Securities available for sale	2,728,680	2,728,680	16,862	2,711,818	—

Cash and cash equivalents	277,078	277,078	277,078	—	—
Mortgage loans	149,503	156,548	—	—	156,548
Policy loans	63,645	111,040	—	—	111,040
Other loans	2,171	2,300	—	—	2,300
Derivatives, index options	114,287	114,287	—	—	114,287
Life interest in Trust	—	12,775	—	—	12,775

LIABILITIES
Deferred annuity contracts	$7,546,504	7,178,535	—	—	7,178,535
Immediate annuity and supplemental contracts	446,458	474,843	—	—	474,843

Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instruments. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

(11)	DERIVATIVE INVESTMENTS

Fixed-index products provide traditional fixed annuities and universal life contracts with the option to have credited interest rates linked in part to an underlying equity index or a combination of equity indices. The equity return component of such policy contracts is identified separately and accounted for in future policy benefits as embedded derivatives on the Condensed Consolidated Balance Sheet. The remaining portions of these policy contracts are considered the host contracts and are recorded separately as fixed annuity or universal life contracts. The host contracts are accounted for under debt instrument type accounting in which future policy benefits are recorded as discounted debt instruments and accreted, using the effective yield method, to their minimum account values at their projected maturities or termination dates.

The Company purchases over-the-counter index options, which are derivative financial instruments, to hedge the equity return component of its fixed-index annuity and life products. The index options act as hedges to match closely the returns on the underlying index or indices. The amounts which may be credited to policyholders are linked, in part, to the returns of the underlying index or indices. As a result, changes to policyholders' liabilities are substantially offset by changes in the value of the options. Cash is exchanged upon purchase of the index options and no principal or interest payments are made by either party during the option periods. Upon maturity or expiration of the options, cash may be paid to the Company depending on the performance of the underlying index or indices and terms of the contract.

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company does not elect hedge accounting relative to these derivative instruments. The index options are reported at fair value in the accompanying condensed consolidated financial statements. The changes in the values of the index options and the changes in the policyholder liabilities are both reflected in the Condensed Consolidated Statements of Earnings. Any changes relative to the embedded derivatives associated with policy contracts are reflected in contract interest in the Condensed Consolidated Statements of Earnings. Any gains or losses from the sale or expiration of the options, as well as period-to-period changes in values, are reflected as net investment income in the Condensed Consolidated Statements of Earnings.

Although there is credit risk in the event of nonperformance by counterparties to the index options, the Company does not expect any of its counterparties to fail to meet their obligations, given their high credit ratings. In addition, credit support agreements are in place with all counterparties for option holdings in excess of specific limits, which may further reduce the Company's credit exposure.

The tables below present the fair value of derivative instruments as of September 30, 2015 and December 31, 2014, respectively.

	September 30, 2015
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments

Equity index options	Derivatives, Index Options	$25,226

Fixed-index products			Universal Life and Annuity Contracts	$51,784

Total		$25,226		$51,784

	December 31, 2014
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments

Equity index options	Derivatives, Index Options	$114,287

Fixed-index products			Universal Life and Annuity Contracts	$133,236

Total		$114,287		$133,236

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents the effect of derivative instruments in the Condensed Consolidated Statements of Earnings for the three months ended September 30, 2015 and 2014.

		September 30, 2015	September 30, 2014
Derivatives Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized In Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		(In thousands)

Equity index options	Net investment income	$(52,816)	3,479

Fixed-index products	Universal life and annuity contract interest	41,839	(4,033)

		$(10,977)	(554)

The table below presents the effect of derivative instruments in the Condensed Consolidated Statements of Earnings for the nine months ended September 30, 2015 and 2014.

		September 30, 2015	September 30, 2014
Derivatives Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized In Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		(In thousands)

Equity index options	Net investment income	$(69,884)	49,278

Fixed-index products	Universal life and annuity contract interest	62,275	(49,003)

		$(7,609)	275

(12) SUBSEQUENT EVENTS

On October 1, 2015, National Western completed its previously announced holding company reorganization pursuant to the Agreement and Plan of Merger, dated April 6, 2015 (the “Reorganization Agreement”), among the Company, National Western Life Group, Inc., a Delaware corporation (“NWLGI”), and NWLIC MergerCo, Inc., a Colorado corporation (“MergerCo”). The Reorganization Agreement provided for the merger of National Western with MergerCo (the “Merger”), with National Western surviving the Merger as a wholly owned subsidiary of NWLGI. The Reorganization Agreement further provided for the conversion of each share of Class A common stock, par value $1.00 per share, and each share of Class B common stock, par value $1.00 per share, of National Western issued and outstanding immediately prior to the effective time of the Merger, into one duly issued, fully paid and non-assessable share of Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, of NWLGI, respectively (collectively with the other transactions contemplated by the Reorganization Agreement, the “Reorganization”). In addition, each outstanding option to acquire, or stock appreciation rights (“SARs”) relating to, shares of National Western Class A common stock automatically converted into an option to acquire, or SARs relating to, on the same terms and conditions, an identical number of shares of NWLGI Class A common stock. The Reorganization was approved by the shareholders of National Western at its Annual Meeting of Shareholders held on June 19, 2015.

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As a result of the Reorganization, NWLGI replaced National Western as the publicly held company. As of October 2, 2015, the NWLGI Class A common stock is deemed to be registered under Section 12(b) of the Securities Exchange Act of 1934 pursuant to Rule 12g-3(a) promulgated thereunder. For purposes of Rule 12g-3(a), NWLGI is the successor issuer to National Western.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information contained herein or in other written or oral statements made by or on behalf of National Western Life Insurance Company or its subsidiaries are or may be viewed as forward-looking. Although the Company has taken appropriate care in developing any such information, forward-looking information involves risks and uncertainties that could significantly impact actual results. These risks and uncertainties include, but are not limited to, matters described in the Company's SEC filings such as exposure to market risks, anticipated cash flows or operating performance, future capital needs, and statutory or regulatory related issues. However, National Western, as a matter of policy, does not make any specific projections as to future earnings, nor does it endorse any projections regarding future performance that may be made by others. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments. Also, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments, or otherwise.

Management's discussion and analysis of the financial condition and results of operations (“MD&A”) of National Western Life Insurance Company for the three and nine months ended September 30, 2015 follows. This discussion should be read in conjunction with the Company's condensed consolidated financial statements and related notes beginning on page 3 of this report and with the 2014 Annual Report filed on Form 10-K with the SEC.

Overview

The Company provides life insurance products on a global basis for the savings and protection needs of policyholders and annuity contracts for the asset accumulation and retirement needs of contract holders, both domestically and internationally. The Company accepts funds from policyholders or contract-holders and establishes a liability representing future obligations to pay the policy or contract-holders and their beneficiaries.  To ensure the Company will be able to pay these future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed income securities.

Due to the business of accepting funds to pay future obligations in later years and the underlying economics, the relevant factors affecting the Company’s business and profitability include the following:

•	the level of sales and premium revenues collected
•	persistency of policies and contracts
•	returns on investments sufficient to produce acceptable spread margins over interest crediting rates
•	investment credit quality which minimizes the risk of default or impairment
•	levels of policy benefits and costs to acquire business
•	the level of operating expenses
•	effect of interest rate changes on revenues and investments including asset and liability matching
•	maintaining adequate levels of capital and surplus
•	actual levels of surrenders, withdrawals, claims and interest spreads
•	changes in assumptions for amortization of deferred policy acquisition expenses and deferred sales inducements
•	changes in the fair value of derivative index options and embedded derivatives pertaining to fixed-index life and annuity products
•	pricing and availability of adequate reinsurance
•	litigation subject to unfavorable judicial development, including the time and expense of litigation

The Company monitors these factors continually as key business indicators. The discussion that follows in this Item 2 includes these indicators and presents information useful to an overall understanding of the Company's business performance for the nine months ended September 30, 2015, incorporating required disclosures in accordance with the rules and regulations of the Securities and Exchange Commission.

Insurance Operations - Domestic

The Company is currently licensed to do business in all states and the District of Columbia except for New York. Products marketed are annuities, universal life insurance, fixed-index universal life, and traditional life insurance, which include both term and whole life products. The Company's domestic sales have historically been more heavily weighted toward annuity products, which include single and flexible premium deferred annuities, single premium immediate annuities, and fixed-index annuities. Most of these annuities can be sold as tax qualified or nonqualified products. At September 30, 2015, the Company maintained approximately 138,000 annuity contracts in force and 54,700 domestic life insurance policies in force representing $3.1 billion in face amount of coverage.

National Western markets and distributes its domestic products primarily through independent national marketing organizations ("NMOs"). These NMOs assist the Company in recruiting, contracting, and managing independent agents. The Company's agents are independent contractors who are compensated on a commission basis. The Company currently has approximately 20,200 domestic independent agents contracted. Roughly 13% of these contracted agents have submitted policy applications to the Company in the past twelve months.

Insurance Operations - International

The Company's international clientèle consists mainly of foreign nationals in upper socioeconomic classes. Insurance products are issued primarily to residents of countries in Central and South America, the Caribbean, Eastern Europe, Asia and the Pacific Rim based upon applications received in the Company's home office in Austin, Texas. Issuing policies to residents of countries in these different regions provides diversification that helps to minimize large fluctuations that could arise due to various economic, political, and competitive pressures that may occur from one country to another. Products issued to international residents are almost entirely universal life and traditional life insurance products. However, certain annuity and investment contracts are also available. At September 30, 2015, the Company had approximately 69,600 international life insurance policies in force representing approximately $19.5 billion in face amount of coverage.

International applications are submitted by independent contractor consultants and broker-agents. The Company has approximately 2,500 independent international consultants and brokers currently contracted, 42% of which have submitted policy applications to the Company in the past twelve months.

There are some inherent risks of accepting international applications, which are not present within the domestic market, that are reduced substantially by the Company in several ways. As previously described, the Company accepts applications from foreign nationals in upper socioeconomic classes who have substantial financial resources. This targeted customer base coupled with the Company's conservative underwriting practices have historically resulted in claims experience, due to natural causes, similar to that in the United States. The Company minimizes exposure to foreign currency risks by requiring payment of premiums, claims and other benefits entirely in United States dollars (except for a small block of business in Haiti whose policies are denominated in Haitian gourdes). The Company's fifty plus years of experience with the international products and its longstanding independent consultant and broker-agent relationships further serve to minimize risks.

SALES

Life Insurance

The following table sets forth information regarding the Company's life insurance sales activity as measured by annualized first year premiums. While the figures shown below are in accordance with industry practice and represent the amount of new business sold during the periods indicated, they are considered a non-GAAP financial measure. The Company believes sales are a measure of distribution productivity and are a leading indicator of future revenue trends. However, revenues are driven by sales in prior periods as well as in the current period and therefore, a reconciliation of sales to revenues is not meaningful or determinable.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)

International:
Universal life	$793	935	2,220	3,135
Traditional life	796	854	2,289	2,724
Equity-index life	3,483	3,785	10,724	10,327

	5,072	5,574	15,233	16,186
Domestic:
Universal life	15	23	49	89
Traditional life	14	(38)	105	44
Equity-index life	4,387	4,826	13,281	12,617

	4,416	4,811	13,435	12,750

Totals	$9,488	10,385	28,668	28,936

Life insurance sales, as measured by annualized first year premiums, decreased 9% in the third quarter of 2015 as compared to the third quarter of 2014. By market segment, the domestic life insurance line of business declined 8% while the international life insurance line of business posted a 9% decrease over the comparable results during the third quarter of 2014. For the nine months ended September 30, 2015 total life sales decreased relative to 2014 levels by 1% as domestic life insurance sales increased 5% during this period and international life insurance sales declined 6%.

Equity-index universal life products continue to be the predominant product sold in the domestic life market. Most of these sales are single premium mode products (one year. five year, or ten year) designed for transferring accumulated wealth tax efficiently into life insurance policies with limited underwriting due to lesser net insurance amounts at risk (face amount of the insurance policy less cash premium contributed). The Company began offering graded death benefit whole life and term insurance (traditional) products on a trial basis through a contracted distributor and intends to make these products available to all contracted agents in 2016.

The Company's international life business consists of applications accepted from residents of various regions outside of the United States, the volume of which typically varies based upon changes in the socioeconomic climates of these regions. Historically, the Company has experienced a simultaneous combination of rising and declining sales in various countries; however, the appeal of the Company's dollar-denominated life insurance products overcomes many of the local and national difficulties.

Applications submitted from residents of Latin America and the Pacific Rim perennially have historically comprised the majority of the Company's international life insurance sales. As noted previously, the Company's international sales by geographic market tend to fluctuate with the socio and economic climates in these regions. The Company's mix of international sales by geographic region is as follows.

	Nine Months Ended September 30,
	2015	2014

Percentage of International Sales:
Latin America	84.6%	86.6%
Pacific Rim	12.4	9.9
Eastern Europe	3.0	3.5

Totals	100.0%	100.0%

Year-to-date, the Company has accepted new business from residents outside of the United States in over thirty different countries with Venezuela (21%), Peru (17%), Taiwan (11%), and Brazil (10%) comprising the regions with contributions of 10% or more of total international sales.

The Company's domestic operations life product portfolio include single premium universal life ("SPUL") and equity-index universal life ("EIUL") products as well as hybrids of the EIUL and SPUL products, combining features of these core products. These life insurance products were designed to facilitate the wealth transfer of accumulated savings of the Baby Boomer segment of the population entering their retirement years, via systematic funding mechanisms such as single premium immediate annuities. The wealth transfer life products have been valuable offerings for the Company's distributors as evidenced by comprising nearly 99% of total domestic life sales in the first nine months of 2015.

The average new policy face amounts since 2009 are as shown in the following table.

	Average New Policy Face Amount
	Domestic	International

Year ended December 31, 2009	201,400	315,300
Year ended December 31, 2010	164,800	338,600
Year ended December 31, 2011	178,500	363,600
Year ended December 31, 2012	254,900	380,200
Year ended December 31, 2013	286,000	384,000
Year ended December 31, 2014	286,600	382,600
Nine months ended September 30, 2015	265,600	353,900

The Company's efforts are directed toward maintaining its competitive advantages in accepting applications from upper socio-economic residents of international countries and to its wealth transfer strategies for domestic life sales. In both of these strategies the Company's portfolio of fixed-index (equity indexed) life insurance products plays an important role. Fixed-index life products accounted for 84% of total life sales in the first nine months of 2015, as compared to 79% for the same period in 2014.

The table below sets forth information regarding the Company's life insurance in force for each date presented.

	Insurance In Force as of
	September 30,
	2015	2014
	($ in thousands)

Universal life:
Number of policies	48,600	51,660
Face amounts	$6,042,850	6,856,780

Traditional life:
Number of policies	36,140	37,730
Face amounts	$3,620,430	3,553,990

Fixed-index life:
Number of policies	39,530	37,540
Face amounts	$9,856,540	9,404,140

Rider face amounts	$3,102,820	2,902,200

Total life insurance:
Number of policies	124,270	126,930
Face amounts	$22,622,640	22,717,110

At September 30, 2015, the Company’s face amount of life insurance in force was comprised of $19.5 billion from the international line of business and $3.1 billion from the domestic line of business. At September 30, 2014, these amounts were $19.7 billion and $3.0 billion for the international and domestic lines of business, respectively.

Annuities

The following table sets forth information regarding the Company's annuity sales activity as measured by single and annualized first year premiums. Similar to life insurance sales, these figures are considered a non-GAAP financial measure but are shown in accordance with industry practice and depict the Company's sales productivity.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)

Fixed-index annuities	$174,294	182,315	511,796	535,203
Other deferred annuities	9,787	20,053	39,700	53,015
Immediate annuities	1,757	4,138	3,774	8,855

Totals	$185,838	206,506	555,270	597,073

Annuity sales in the third quarter of 2015 were 10% lower than in the third quarter of 2014 and were 7% lower for the nine months ended September 30th. Annuity sales in the first nine months of 2015 are slightly behind the Company's projected sales goal for the year of $800 million. Approximately 75% of the annuity premium submitted as of September 30, 2015 is comprised of "1035 Exchange" business. This refers to the Internal Revenue Code section that allows the tax-deferred inside build-up on certain insurance and financial products to transfer from one product to another intact (i.e. does not trigger a current tax event). With this type of sale, the Company must pursue collection of identified funds held by other financial institutions in order to place the policy in force. There are inherent delays in collecting 1035 Exchange funds from other financial institutions. With a significant portion of the Company's annuity sales emanating from these fund sources, a backlog of future sales awaiting collection of 1035 Exchange proceeds existed at the end of the third quarter.

The recessionary contraction and financial market crisis that began in the latter half of 2007 and persisted into 2009 impacted many annuity carriers. Losses from investment impairments and equity exposure (for insurers with variable annuity product offerings) crippled the capital position of numerous companies and limited their ability to write new business. In contrast, the Company's substantial capital position attained through profitable operations and limited investment loss exposure positioned it to write additional levels of annuity business. During 2010 and 2011, the Company sold approximately $1.4 billion of annuity products per year indicative of the Company's enhanced competitive position in the marketplace.

Under the auspices of the Company's enterprise risk management (ERM) processes, in 2012 Company management evaluated the potential ramifications of continuing a high level of annuity sales in the depressed interest rate environment precipitated by the "quantitative easing" programs enacted by the Federal Reserve and the European debt crisis. Taken into consideration was the Federal Reserve's ongoing announced intention to maintain interest rates at historically reduced levels over several years. While the Company does not subsidize its interest crediting rates on new policies in order to obtain market share, the Company's ERM considerations determined that managing to a lower level of annuity sales was prudent given the environment.

The Company's mix of annuity sales have historically shifted with interest rate levels and the relative performance of the equity market. Over the past several years, sales of fixed-index products have accounted for 60% to 90% of all annuity sales. During the first nine months of 2015 this percentage reached 92% reflecting the ongoing bull market run in equities since bottoming out in 2009 and the persisting low level of fixed interest rates. For all fixed-index products, the Company purchases over the counter call options to hedge the equity return feature. The options are purchased relative to the issuance of the annuity contracts in such a manner to minimize timing risk. Generally, the index return during the indexing period (if the underlying index increases) becomes a component in a formula (set forth in the annuity), the result of which is credited as interest to contract holders electing the index formula crediting method at the beginning of the indexing period. The formula result can never be less than zero with these products. The Company does not deliberately mismatch or under hedge for the equity feature of the products. Fixed-index products also provide the contract holder the alternative to elect a fixed interest rate crediting option.

The level of annuity business in force requires a focused discipline on asset/liability analysis. The Company monitors its asset/liability matching within the self-constraints of desired capital levels and risk tolerance. Despite the amounts of new business generated over the past several years, the Company's capital level remains substantially above industry averages and regulatory targets. Management has performed analyses of the capital strain associated with incrementally higher levels of annuity new business and determined that the Company's capital position is more than sufficient to handle increased sales activity.

The following table sets forth information regarding annuities in force for each date presented.

	Annuities In Force as of
	September 30,
	2015	2014
	($ in thousands)

Fixed-index annuities
Number of policies	71,520	67,650
GAAP annuity reserves	$5,425,463	5,100,262

Other deferred annuities
Number of policies	51,370	55,310
GAAP annuity reserves	$2,132,500	2,336,844

Immediate annuities
Number of policies	15,120	16,170
GAAP annuity reserves	$363,173	371,904

Total annuities
Number of policies	138,010	139,130
GAAP annuity reserves	$7,921,136	7,809,010

Impact of Recent Business Environment

The Company's business is generally aided by an economic environment undergoing expansion, whether moderate or vibrant. Conversely, a muted economic recovery could adversely impact the demand for the Company's products. There is evidence that the U.S. economy is improving; nonetheless, economic data continues to present a mixture of positive and negative signals. On the positive side, U.S. employers continued to add jobs through the third quarter with housing prices and new home sales continuing to rise. On the negative side, forecasts for global growth this year were recently cut citing a slowdown in emerging markets precipitated by weak commodity prices. Additional concerns are the continued instability in the Middle East, strained relations with Russia, and the potential for a renewed fight over the Greek bailout.

With domestic and global economic trends remaining somewhat tepid a good level of uncertainty remains as to how much longer the Federal Reserve will choose to hold short-term interest rates near zero percent. The Federal Reserve continued to hold interest rates at historically low levels through the third quarter, although Federal Reserve officials have intimated modest rate hikes beginning by year end 2015. An interest rate increase was deferred at their September meeting because of growing risks to the outlook for U.S. economic growth and inflation. Concern of China weakness spilling over to the U.S. caused Federal Reserve members to anticipate that recent global developments would likely put downward pressure on inflation in the near term. Quantitative easing programs abroad are also expected to keep international interest rates at low levels. This uncertainty, like others, introduces additional volatility to financial markets which in turn influences consumer spending and savings behavior.

Industry analysts and observers generally agree that a sudden jump in interest rate levels would be harmful to life insurers with interest-sensitive products as it could provide an impetus for abnormal levels of product surrenders and withdrawals at the same time fixed debt securities held by insurers declined in market value. It is generally held that a move up to 100 basis points would not be sufficient to drive the policyholder behavior in this direction. However, a relatively quick expansion of 200 to 300 basis points in rates may increase the potential for incremental policy lapses. Observers of credit markets anticipate an eventual rise in yields and speculate as to what the timing and rate of increase may be. Sentiment at the present time is that the conditions for a sudden increase in rates are not evident or on the near-term horizon. Irrespective, it is uncertain what direction and at what pace interest rate movements may occur in the future and what impact, if any, such movements would have on the Company's business, results of operations, cash flows or financial condition.

Our operating strategy continues to be to maintain capital levels substantially above regulatory and rating agency requirements. Our business model is predicated upon steady growth in invested assets while managing the block of business within profitability objectives. A key premise of our financial management is maintaining a high quality investment portfolio, well matched in terms of duration with the Company's policyholder obligations, that continues to outperform the industry with respect to adverse impairment experience. This discipline enables the Company to sustain resources more than adequate to fund future growth and absorb abnormal periods of cash outflows.

As previously disclosed, in 2011 the Brazilian Superintendence of Private Insurance (“SUSEP”) attempted to serve the Company with a subpoena regarding an administrative proceeding initiated by SUSEP in which it alleged the Company was operating as an insurance company in Brazil without due authorization. While the Company believes that SUSEP has no jurisdiction over the Company, the Company has entered into preliminary discussions with SUSEP in an effort to resolve this matter.  In light of the pendency of discussions with Brazilian authorities, the Company has determined to cease accepting new applications from residents in Brazil.

Additionally, after careful consideration of various factors, including segment performance and the volume of application submissions, the Company has decided to cease accepting applications from residents in certain other countries. For the nine months ended September 30, 2015 and 2014, sales of new policies issued to residents in these countries, including Brazil, were approximately $3.8 million and $5.8 million, respectively, which represented 25% and 36% of total international life insurance new business placed for such respective periods.

RESULTS OF OPERATIONS

The Company's condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In addition, the Company regularly evaluates operating performance using non-GAAP financial measures which exclude or segregate derivative and realized investment gains and losses from operating revenues. Similar measures are commonly used in the insurance industry in order to assess profitability and results from ongoing operations. The Company believes that the presentation of these non-GAAP financial measures enhances the understanding of the Company's results of operations by highlighting the results from ongoing operations and the underlying profitability factors of the Company's business. The Company excludes or segregates derivative and realized investment gains and losses because such items are often the result of events which may or may not be at the Company's discretion and the fluctuating effects of these items could distort trends in the underlying profitability of the Company's business. Therefore, in the following sections discussing condensed consolidated operations and segment operations, appropriate reconciliations have been included to report information management considers useful in enhancing an understanding of the Company's operations to reportable GAAP balances reflected in the condensed consolidated financial statements.

Consolidated Operations

Revenues.  The following details Company revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)

Universal life and annuity contract charges	$39,175	36,602	114,833	112,824
Traditional life premiums	4,840	4,506	14,349	13,946
Net investment income (excluding derivatives)	109,025	107,487	328,275	325,318
Other revenues	5,067	5,377	15,590	16,351

Operating revenues	158,107	153,972	473,047	468,439
Derivative gain (loss)	(52,816)	3,479	(69,884)	49,278
Net realized investment gains (losses)	813	2,169	6,049	6,747

Total revenues	$106,104	159,620	409,212	524,464

Universal life and annuity contract charges - Revenues for universal life and annuity contracts were slightly higher for the first nine months in 2015 compared to 2014 primarily due to an increase in cost of insurance and administrative charges contract revenues. Revenues for universal life and annuity products consist of policy charges for the cost of insurance, administration charges, and surrender charges assessed against policyholder account balances, less reinsurance premiums, as shown in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)

Contract Revenues:
Cost of insurance and administrative charges	$33,754	32,349	99,997	95,903
Surrender charges	10,173	8,687	28,898	29,723
Other charges	(735)	(303)	(2,537)	(1,160)
Gross contract revenues	43,192	40,733	126,358	124,466

Reinsurance premiums	(4,017)	(4,131)	(11,525)	(11,642)

Net contract revenues	$39,175	36,602	114,833	112,824

Cost of insurance charges typically trend with the size of the life insurance block in force and the amount of new business issued during the period. Life insurance in force during the nine months ended September 30, 2015 averaged approximately $22.9 billion while for the same period of 2014 averaged $22.5 billion. Accordingly, for the nine months ended September 30, 2015, cost of insurance charges increased to $78.8 million from $75.9 million at September 30, 2014. For the third quarter ended September 30th, cost of insurance charges recognized increased to $26.5 million in 2015 from $25.4 million in the same period of 2014. Administrative charges pertaining to new business issued increased to $21.2 million from $20.0 million for the nine months ended September 30, 2015 versus September 30, 2014 primarily due to a 16% increase in domestic life insurance policies issued. For the three months ended September 30, 2015 and 2014, administrative charges from new business issued were $7.3 million and $6.9 million, respectively.

Surrender charges assessed against policyholder account balances upon withdrawal declined 3% in the first nine months of 2015 versus the comparable prior year period. While the Company earns surrender charge income that is assessed upon policy terminations, the Company's overall profitability is enhanced when policies remain in force, additional contract revenues are realized and the Company continues to make an interest rate spread on outstanding policyholder account balances (the difference between what is earned on invested assets and the amount credited to policyholders). In the first nine months of 2015, lapse rates on life insurance and annuity policies were generally consistent with the prior year. The increase in surrender charge income recognized in the current quarter reflects a slight increase in the international life insurance lapse rate. Surrender charge income recognized is also dependent upon the duration of policies at the time of surrender (i.e. later duration policy surrenders having a lower surrender charge assessed and earlier duration surrenders having a higher surrender charge).

Traditional life and annuity premiums - Traditional life and annuity premiums were generally level in the first nine months of 2015 compared to the same period in 2014. Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period. The Company began offering graded death benefit whole life and term products in its domestic markets during 2014 and is in the process of expanding the availability of this portfolio of products to contracted producers. The Company's life insurance sales focus has historically been primarily centered around universal life products. Universal life products, especially the Company's equity indexed universal life products which offer the opportunity for consumers to acquire life insurance protection and receive credited interest linked in part to an outside market index such as the S&P 500 Index®, have been more popular product offerings in the Company's markets.

Net investment income - To ensure the Company will be able to honor future commitments to policyholders and provide a financial return, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed maturity debt securities. The income from these investments is closely monitored by the Company due to its significant impact on the business. A detail of net investment income (with and without index option gains and losses) is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)

Gross investment income:
Debt securities	$104,524	102,499	311,911	307,708
Mortgage loans	2,967	2,595	7,823	7,306
Policy loans	995	1,060	2,945	3,198
Short-term investments	28	147	183	268
Other invested assets	785	1,469	6,241	7,703

Total investment income	109,299	107,770	329,103	326,183
Less: investment expenses	274	283	828	865

Net investment income (excluding derivatives)	109,025	107,487	328,275	325,318
Derivative gain (loss)	(52,816)	3,479	(69,884)	49,278

Net investment income	$56,209	110,966	258,391	374,596

For the nine months ended September 30, 2015, debt securities generated approximately 95% of total investment income, excluding derivative gain (loss). The stable level of investment income from debt securities through the third quarter of 2015 versus 2014 despite higher portfolio balances in the current period reflects higher yielding debt securities maturing or being called by borrowers and being replaced with lower yielding securities in the current interest rate environment. Investment yields on new bond purchases during the first nine months of 2015 remained below the portfolio's weighted average yield. Mortgage loan investment income for the nine months ended September 30, 2015 increased over the comparable period in 2014 reflecting incremental loan prepayment fees and profit participation receipts in the current year. The Company's new mortgage loan activity has been relatively low by historical standards in recent years given the low level of rates but has been identified has an area of investment focus going forward. During the nine months ended September 30, 2015 the Company originated new mortgage loans in the amount of $5.0 million.

In order to evaluate underlying profitability and results from ongoing operations, net investment income performance is analyzed excluding derivative gain (loss), which is a common practice in the insurance industry.  Net investment income performance is summarized as follows.

	Nine Months Ended September 30,
	2015	2014
	(In thousands)

Excluding derivatives:
Net investment income	$328,275	325,318
Average invested assets, at amortized cost	$10,084,537	9,609,481
Annual yield on average invested assets	4.34%	4.51%

Including derivatives:
Net investment income	$258,391	374,596
Average invested assets, at amortized cost	$10,154,294	9,749,043
Annual yield on average invested assets	3.39%	5.12%

The lower yield on average invested assets, excluding derivatives, through the third quarter of 2015 compared to 2014 is due to lower yields obtained on new fixed maturity debt securities investments. During 2014, the average yield on bond purchases to fund insurance operations was 3.68% representing a 1.12% spread over treasury rates. Insurance operation bond purchases through the third quarter of 2015 had an average yield of 3.45% with spreads increasing to 1.31% over treasury rates. The yield rates during both 2014 and 2015 are below the weighted average bond portfolio rate which was slightly below 4.30% at September 30, 2015. The weighted average quality of new purchases during the first nine months was "A-", which was the same as the overall quality rating of purchases during 2014. The composite duration of purchases during the first nine months of 2015 matched that for 2014 purchases. The Company's general investment strategy is to purchase securities with maturity dates approximating ten years in the future. Accordingly, an appropriate measure for benchmarking the direction of interest rate levels for the Company's debt security purchases is the ten year treasury bond rate. After ending 2014 at a rate of 2.17%, the daily closing yield of the ten year treasury bond ranged from a low of approximately 1.65% to a high of 2.50% during the first nine months of 2015, and ended the third calendar quarter at 2.04%.

Other revenues - Other revenues primarily pertain to the Company's two nursing home operations in Reno, Nevada and San Marcos, Texas. Revenues associated with these operations were $15.5 million and $15.9 million for the nine months ended September 30, 2015 and 2014, respectively. Lower nursing home revenues reflect lower census figures at the facilities thus far in 2015 given local competition for residents.

Derivative gain (loss) - Index options are derivative financial instruments used to hedge the equity return component of the Company's fixed-index products. Derivative gain or loss includes the amounts realized from the sale or expiration of the options. Since the index options do not meet the requirements for hedge accounting under GAAP, they are marked to fair value on each reporting date and the resulting unrealized gain or loss is also reflected as a component of net investment income.

Gains and losses from index options are substantially due to changes in equity market conditions. Index options are intended to act as hedges to match the returns on the product's underlying reference index and the rise or decline in the index relative to the index level at the time of the option purchase which causes option values to likewise rise or decline. As income from index options fluctuates with the underlying index, the contract interest expense to policyholder accounts for the Company's fixed-index products also fluctuates in a similar manner and direction. For the quarter and nine months ended September 30, 2015, the reference indices decreased and the Company recorded an overall loss from index options as shown below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)

Derivatives:
Unrealized gain (loss)	$(52,391)	(39,294)	(100,509)	(67,520)
Realized gain (loss)	(425)	42,773	30,625	116,798

Total gain (loss) included in net investment income	$(52,816)	3,479	(69,884)	49,278

Total contract interest	$16,259	59,211	114,729	224,576

The economic impact of option performance in the Company's financial statements is not generally determined solely by the option gain or loss included in net investment income as there is a corresponding amount recorded in the contract interest expense line. Rather, the Company's profitability with respect to these options is dependent upon the purchase cost of the option remaining within the financial budget for purchasing options embedded in the product pricing. Option prices vary with interest rates, volatility, and dividend yields among other things. As option prices vary, the Company manages for the variability by making offsetting adjustments to product caps, participation rates, and management fees. For the periods shown, the Company's option costs have been within the product pricing budgets.

Net realized investment gains (losses) - Realized gains on investments in 2015 primarily resulted from bond calls and sales. The net gains reported for the nine months ended September 30, 2015 consisted of gross gains of $6.2 million offset by gross losses of $0.2 million. Other-than-temporary impairment losses of $0.1 million were recorded during the nine months ended September 30, 2015.

The Company records impairment write-downs when a decline in value is considered to be other-than-temporary and full recovery of the investment is not expected. Impairments due to credit factors are recorded in the Company's Condensed Consolidated Statements of Earnings while non-credit (liquidity) impairment losses are included in other specific statement comprehensive income (loss). Impairment and valuation write-downs reflected in the Company's Condensed Consolidated Statements of Earnings are summarized in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)

Impairment or valuation write-downs:
Bonds	$—	—	—	7
Equities	—	—	107	28

Total	$—	—	107	35

As shown in the table above, the Company recognized minimal impairments during the first nine months of 2015 and 2014. Equity securities (common stocks) represent 0.1% of invested assets and individual common stock holdings have an average cost basis of approximately $40,000.

Benefits and Expenses.  The following table details benefits and expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)

Life and other policy benefits	$14,181	13,163	49,567	40,922
Amortization of deferred policy acquisition costs	32,058	23,467	87,780	79,304
Universal life and annuity contract interest	16,259	59,211	114,729	224,576
Other operating expenses	18,482	20,451	57,794	63,414

Totals	$80,980	116,292	309,870	408,216

Life and other policy benefits - Death claim benefits, the largest component of policy benefits, increased to $28.3 million year-to-date in 2015 compared to $24.6 million for the first nine months of 2014. For the three months ended September 30, 2015 and 2014, death claim benefits were $6.8 million and $7.3 million, respectively. Death claim amounts are generally subject to variation from period to period and the Company's mortality experience has generally been consistent with or better than its product pricing assumptions.

Amortization of deferred policy acquisition costs - Life insurance companies are required to defer certain expenses that vary with, and are primarily related to, the cost of acquiring new business. The majority of these acquisition expenses consist of commissions paid to agents, underwriting costs, and certain marketing expenses. Recognition of these deferred policy acquisition costs (“DPAC”) as an expense in the condensed consolidated financial statements occurs over future periods in relation to the expected emergence of profits priced into the products sold. This emergence of profits is based upon assumptions regarding premium payment patterns, mortality, persistency, investment performance, and expense patterns. Companies are required to review universal life and annuity contract assumptions periodically to ascertain whether actual experience has deviated significantly from that assumed. If it is determined that a significant deviation has occurred, the emergence of profits pattern is to be "unlocked" and reset based upon the actual experience. DPAC balances are also adjusted each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies compared to anticipated experience (“true-up”) with the adjustment reflected in current period amortization expense. In accordance with GAAP guidance, the Company must also write-off deferred acquisition costs and unearned revenue liabilities upon internal replacement of certain contracts as well as annuitizations of deferred annuities.

The following table identifies the effects of unlocking and true-up adjustments on DPAC balances recorded through amortization expense three and nine months ended September 30, 2015 and 2014.

Increase (Decrease) in DPAC Balance	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)

Unlocking	$—	1,430	1,810	1,430
True-up	490	3,121	6,010	7,219

Totals	$490	4,551	7,820	8,649

True-up adjustments were recorded in 2015 and 2014 relative to partial surrender rates, mortality rates, credited interest rates and earned rates for the current year's experience. In the third quarter, true-up adjustments resulted in a $0.5 million decrease in amortization expense for 2015 and a $3.1 million decrease for 2014. These adjustments further produced a $6.0 million decrease in amortization expense for the nine months ended September 30, 2015, and a $7.2 million decrease for the nine months ended September 30, 2014. The true-up adjustments for the life insurance lines of business were positive (decrease to amortization expense) by $14.5 million in the first nine months of 2015 whereas the true-up adjustments for the annuity line of business during the same period were negative by $8.5 million incrementally adding to amortization expense. For the nine months ended September 30, 2014, true-up adjustments for the life insurance lines of business were positive (decrease to amortization expense) by $12.9 million while true-up adjustments for the annuity line of business increased amortization expense by approximately $5.7 million.

In the nine months ended September 30, 2015, the Company unlocked the DPAC balance associated with its International Life segment for favorable mortality experience on one of its universal life products. The effect of the prospective unlocking was to increase DPAC balances by $7.1 million (and decrease amortization expense). In addition, the Company unlocked the DPAC balance associated with its annuity segment for future expense assumptions pertaining to product development override costs (trailer commissions) which it is obligated to pay certain contracted National Marketing Organizations. The effect of the prospective unlocking was to decrease DPAC balances by $5.3 million (and increase amortization expense). In the quarter ended September 30, 2014, the Company unlocked the DPAC balance associated with its International Life segment for premium load increases implemented on several international universal life products. The effect of the prospective unlocking was to increase DPAC balances by $1.4 million (and decrease amortization expense). While the Company is required to evaluate its emergence of profits continually, management believes that the current amortization patterns of deferred policy acquisition costs, incorporating these unlocking adjustments, are reflective of actual experience.

Universal life and annuity contract interest - The Company closely monitors its credited interest rates on interest sensitive policies, taking into consideration such factors as profitability goals, policyholder benefits, product marketability, and economic market conditions. As long term interest rates change, the Company's credited interest rates are often adjusted accordingly, taking into consideration the factors as described above. The difference between yields earned on investments over policy credited rates is often referred to as the "interest spread".

The Company's approximated average credited rates through the first nine months, excluding and including fixed-index (derivative) products, were as follows:

	September 30,		September 30,
	2015	2014	2015	2014
	(Excluding fixed-index products)		(Including fixed-index products)

Annuity	2.45%	2.52%	1.50%	3.41%
Interest sensitive life	3.72%	3.78%	2.27%	5.78%

Contract interest including fixed-index products also encompasses the performance of the index options associated with the Company's fixed-index products. As previously noted, the market performance of these derivative features resulted in net realized and unrealized gains/(losses) of $(52.8) million and $3.5 million for the quarters ended September 30, 2015 and 2014, respectively. Generally, the impact of the market value change of index options on asset values aligns closely with the movement of the embedded derivative liability held for the Company's fixed-index products such that the net effect upon pretax earnings is negligible (i.e. net realized and unrealized gains/(losses) included in net investment income approximate the change in contract interest associated with the corresponding embedded derivative liability change). In the quarter ended September 30, 2015, the embedded derivative liability decreased approximately $11.0 million less than the decline in the associated index option asset value resulting in a charge to pretax earnings in a like amount. The embedded derivative liability decreased at a lesser rate as a result of the market value of the index options having declined to a level such that the projected interest credits used in estimating the embedded derivative liability do not support the Company's expected collectability of asset management fees on the products (assumed asset management fees collected reduce the embedded derivative liability). The deviation of the index option asset value with the embedded derivative liability is subject to reverse in the future in the event of increased market value returns of the index options and/or decreases in asset management fees charged in lieu of other crediting rate mechanism changes. Refer to Footnote 11 Derivative Investments in the accompanying Notes to Condensed Consolidated Financial Statements for further information.

Similar to deferred policy acquisition costs, the Company defers sales inducements in the form of first year credited interest bonuses on annuity products that are directly related to the production of new business. These bonus interest charges are deferred and amortized using the same methodology and assumptions used to amortize other capitalized acquisition costs and the amortization is included in contract interest. In addition, deferred sales inducement balances are also reviewed periodically to ascertain whether actual experience has deviated significantly from that assumed (unlock) and are adjusted to reflect current policy lapse or termination rates, expense levels and credited rates on policies compared to anticipated experience (true-up). These adjustments, plus or minus, are included in contract interest expense. For the nine months ended September 30, 2015 and 2014, the Company recorded true-up adjustments of its deferred sales inducement balances resulting in increased (decreased) balance sheet amounts of $(2.4) million and $(1.2) million, respectively, which thereby (increased) decreased contract interest expense by a like amount. For the quarter ended September 30th, the true-up adjustments recorded were $(1.3) million and $(0.4) million in 2015 and 2014, respectively.

The Company also unlocked its deferred sales inducement balance in the first nine months of 2015 associated with its annuity segment for future expense assumptions pertaining to product development override costs as previously discussed. The effect of the prospective unlocking was to decrease the deferred sales inducement balance by $1.8 million which increased contract interest expense by the same amount. No unlocking adjustments were made in the first nine months of 2014.

Other operating expenses - Other operating expenses consist of general administrative expenses, licenses and fees, commissions not subject to deferral, nursing home expenses and compensation costs. These expenses for the three and nine months ended September 30, 2015 and 2014 are summarized in the table that follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)

General insurance expenses	$5,037	4,978	16,948	14,693
Nursing home expenses	4,902	4,784	14,311	14,696
Compensation expenses	3,929	6,006	13,114	20,386
Commission expenses	3,137	3,264	8,841	8,545
Taxes, licenses and fees	1,477	1,419	4,580	5,094

Totals	$18,482	20,451	57,794	63,414

General insurance expenses include reserve provisions for potentially uncollectible receivable balances from independent contractor agents. Receivable balances from agents typically result from reversing commission balances previously paid on policies in which the policyholder subsequently exercised the right to cancel the policy under the policy contract's "free look" provision. During the first nine months of 2015, the reserve balance for agent receivables was increased by $0.8 million while in the first nine months of 2014 the reserve balance decreased $0.1 million. The general insurance expense amounts for the three and nine months ended September 30, 2014 also include a recoupment of $1.0 million previously paid on a prior lawsuit settlement.

Nursing home expenses reflect the operations of the two facilities owned by the Company. Expenses during 2015 have decreased as a result of discontinuing higher acuity services at the homes. The decline in expenses as a result of discontinuing these services has similarly decreased the revenue associated with these operations.

Compensation expenses include share-based compensation costs for the Company’s stock option plans related to outstanding vested and nonvested stock and SARs options. These costs move in tandem with the number of stock options outstanding as well as the market price of the Company's Class A common share as a result of marking the stock options to fair value under the liability method of accounting. Consequently, the related expense amount varies positively or negatively in any given period. For the three months ended September 30, 2015 share based compensation expense was $(1.0) million while for the comparable period in 2014 share based compensation expense was $0.1 million. For the nine months ended September 30, 2015 share based compensation expense was $(2.6) million while for the comparable period in 2014 share based compensation expense was $2.5 million. In addition to the Company's closing stock price dropping from $269.25 at December 31, 2014 to $222.70 at September 30, 2015, compensation costs related to share-based compensation declined during the nine months ended September 30, 2015 compared to the same period in 2014 due to a lesser number of outstanding options as a result of stock option exercises and forfeitures between September 30, 2014 and September 30, 2015.

Taxes, licenses and fees include premium taxes and licensing fees paid to state insurance departments, guaranty fund assessments, the company portion of social security and Medicare taxes, and other state and municipal taxes. For the nine months ended September 30, 2015 these amounts decreased from the comparable period in 2014 largely due to lower licensing fees paid to state insurance departments which were $0.7 million in the current year compared to $1.0 million in the prior year.

Federal Income Taxes. Federal income taxes on earnings from operations reflect an effective tax rate of 33.2% for the nine months ended September 30, 2015 compared to 33.4% for the nine months ended September 30, 2014. The Company's effective tax rate is typically lower than the Federal rate of 35% due to tax-exempt investment income related to municipal securities and dividends-received deductions on income from stocks.

Segment Operations

Summary of Segment Earnings
A summary of segment earnings for the three and nine months ended September 30, 2015 and 2014 is provided below. The segment earnings exclude realized gains and losses on investments, net of taxes.

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
	(In thousands)

Segment earnings (losses):
Three months ended:
September 30, 2015	$1,896	9,952	1,071	2,773	15,692
September 30, 2014	$710	7,825	14,892	3,630	27,057

Nine months ended:
September 30, 2015	$664	34,136	16,842	10,831	62,473
September 30, 2014	$2,601	25,824	34,144	10,521	73,090

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)

Premiums and other revenues:
Premiums and contract charges	$8,259	6,847	22,683	22,077
Net investment income	2,095	6,859	17,265	24,044
Other revenues	3	19	23	40

Total revenues	10,357	13,725	39,971	46,161

Benefits and expenses:
Life and other policy benefits	3,545	3,353	12,540	7,268
Amortization of deferred policy acquisition costs	1,594	1,166	6,473	5,346
Universal life insurance contract interest	14	5,803	10,413	19,066
Other operating expenses	2,397	2,314	9,554	10,585

Total benefits and expenses	7,550	12,636	38,980	42,265

Segment earnings (loss) before Federal income taxes	2,807	1,089	991	3,896
Provision (benefit) for Federal income taxes	911	379	327	1,295

Segment earnings (loss)	$1,896	710	664	2,601

Revenues from domestic life insurance operations include life insurance premiums on traditional type products and contract revenues from universal life insurance. Revenues from traditional products are simply premiums collected, while revenues from universal life insurance consist of policy charges for the cost of insurance, policy administration fees, and surrender charges assessed during the period. A comparative detail of premiums and contract revenues is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)

Universal life insurance revenues	$9,875	6,985	24,279	22,955
Traditional life insurance premiums	201	1,241	3,648	3,548
Reinsurance premiums	(1,817)	(1,379)	(5,244)	(4,426)

Totals	$8,259	6,847	22,683	22,077

The Company's domestic life insurance in force in terms of policy counts has been declining for several years resulting in lower universal life contract revenue charges. The pace of new policies issued has lagged the number of policies terminated from death or surrender by roughly a two-to-one rate over the past couple of years causing a declining level of insurance in force from which contract charge revenue is received. Consequently, the number of domestic life insurance policies in force has declined from 57,700 at December 31, 2013 to 55,700 at December 31, 2014, and to 54,700 at September 30, 2015. Universal life insurance revenues are also generated with the issuance of new business based upon amounts per application and percentages of the face amount (volume) of insurance issued. Revenues associated with issuing new business are typically greater than that realized in a renewal period for in force policies. The number of domestic life policies issued in the first nine months of 2015 was 16% higher than in the comparable period for 2014 and the volume of insurance issued was 7% greater than that in 2014.

Premiums collected on universal life products are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings in accordance with GAAP.  Actual domestic universal life premiums collected are detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)

Universal life insurance:
First year and single premiums	$30,534	32,674	91,263	84,833
Renewal premiums	5,423	5,345	15,910	15,251

Totals	$35,957	38,019	107,173	100,084

During the past couple of years the Company has achieved some success in growing its domestic life insurance business with the number of new policies issued trending higher. Sales have been substantially weighted toward single premium policies which do not have recurring premium payments. These products are targeting wealth transfer strategies involving the movement of accumulated wealth in alternative investment vehicles, including annuities, into life insurance products. As a result, renewal premium levels have not been exhibiting a corresponding level of increase.

Net investment income for this segment of business has been gradually increasing due to the increased new business activity described above and a higher level of investments needed to support the corresponding growth in policy obligations. The increase in net investment income has been partially muted by lower investment yields from debt security investment purchases during this time frame. Net investment income also includes the gains and losses on index options purchased to back the index crediting mechanism on fixed-index universal products.

A detail of net investment income for domestic life insurance operations is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)

Net investment income (excluding derivatives)	$8,368	6,494	23,635	19,851
Derivative gain (loss)	(6,273)	365	(6,370)	4,193

Net investment income	$2,095	6,859	17,265	24,044

Life and policy benefits for a smaller block of business are subject to variation from quarter to quarter. Claim activity during the first nine months of 2015 was elevated compared to historical trends. While the number of incurred claims during the first nine months of 2015 declined 11% compared to the first nine months of 2014, the average claim amount increased from $16,000 to $21,000. The low face amount per claim reflects the older block of domestic life insurance policies sold which were final expense type products (i.e. purchased to cover funeral costs). The increase in the average face amount reflects a small addition of more claims from recent policy sales which have much higher face amounts of insurance coverage per policy. The Company's overall mortality experience for this segment is in line with pricing assumptions.

As noted previously in the discussion of Results of Operations, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience with the adjustment reflected in current period amortization expense. To the extent required, the Company may also record unlocking adjustments to DPAC balances. The following table identifies the effects of unlocking and true-up adjustments on domestic life insurance DPAC balances recorded through amortization expense three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)

Increase (Decrease) in DPAC Balance
Unlocking	$—	—	—	—
True-up	2,520	2,418	5,710	6,696

Totals	$2,520	2,418	5,710	6,696

As noted in the table above, the true-up adjustments recorded increased the DPAC balance on the condensed consolidated balance sheet which conversely reduced amortization expense in current earnings by a like amount for the periods shown.

International Life Insurance Operations

The Company's international life operations have been a significant factor in the Company's overall earnings performance and represents a niche where the Company believes it has a competitive advantage. A stable population of distribution relationships has been developed given the Company's longstanding reputation for supporting its international life products coupled with the instability of competing companies in international markets.

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$29,773	29,135	89,470	87,906
Net investment income	448	8,273	17,847	35,902
Other revenues	5	20	66	321

Total revenues	30,226	37,428	107,383	124,129

Benefits and expenses:
Life and other policy benefits	5,002	9,672	16,794	16,375
Amortization of deferred policy acquisition costs	6,834	2,525	11,347	18,078
Universal life insurance and annuity contract interest	(854)	6,956	13,203	32,820
Other operating expenses	3,929	6,307	15,063	18,167

Total benefits and expenses	14,911	25,460	56,407	85,440

Segment earnings (losses) before Federal income taxes	15,315	11,968	50,976	38,689
Provision (benefit) for Federal income taxes	5,363	4,143	16,840	12,865

Segment earnings (loss)	$9,952	7,825	34,136	25,824

As with domestic life operations, revenues from the international life insurance segment include both premiums on traditional type products and contract revenues from universal life insurance. A comparative detail of premiums and contract revenues is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)

Universal life insurance revenues	$26,332	27,671	85,056	84,009
Traditional life insurance premiums	5,639	3,263	10,701	10,397
Reinsurance premiums	(2,198)	(1,799)	(6,287)	(6,500)

Totals	$29,773	29,135	89,470	87,906

In general, universal life revenues and operating earnings are anticipated to emerge with growth in the amount of international life insurance in force fueled by a steady growth in new sales. The volume of insurance in force grew from $19.6 billion at December 31, 2013 to $20.0 billion at December 31, 2014 and decreased to $19.5 billion at September 30, 2015. Universal life insurance revenues are also generated with the issuance of new business based upon amounts per application and percentages of the face amount (volume) of insurance issued. The number of international life policies issued in the first nine months of 2015 was 6% lower than in the first nine months of 2014 while the volume of insurance issued was 13% less than that issued in 2014 during the same period due in part to a decrease in the average face amount per policy.

International universal life revenues also include surrender charges assessed upon surrender of contracts by policyholders. In the midst of the financial crisis several years ago, the Company's international policyholders, in particular, exhibited concern regarding the developments in U.S. financial markets. This evidenced itself in the Company's termination activity in its international life policies in force. The Company incurred higher termination experience than is typical which resulted in recognition of increased surrender charge fee income. This level of termination activity subsequently subsided, but has reemerged during the current period resulting in additional surrender charge fee revenues. The following table illustrates the Company's recent international life termination experience.

	Amount in $'s	Annualized Termination Rate
	(millions)

Volume In Force Terminations
Year ended December 31, 2010	$1,721.8	9.0%
Year ended December 31, 2011	1,465.1	7.3%
Year ended December 31, 2012	1,828.4	8.7%
Year ended December 31, 2013	1,838.5	8.6%
Year ended December 31, 2014	1,825.5	8.4%
Nine months ended September 30, 2015	1,762.4	10.8%

As noted previously, premiums collected on universal life products are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings in accordance with GAAP. Actual international universal life premiums collected are detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)

Universal life insurance:
First year and single premiums	$7,706	6,337	20,162	19,242
Renewal premiums	24,835	29,877	76,831	84,623

Totals	$32,541	36,214	96,993	103,865

The Company's most popular international products have been its fixed-index universal life products in which the policyholder can elect to have the interest rate credited to their policy account values linked in part to the performance of the S&P 500 Index®. Included in the totals in the above table are collected premiums for fixed-index universal life products of approximately $63.1 million and $67.3 million for the first nine months of 2015 and 2014, respectively.

As previously noted, net investment income and contract interest include period-to-period changes in fair values pertaining to call options purchased to hedge the interest crediting feature on the fixed-index universal life products. With the growth in the fixed-index universal life block of business, the period-to-period changes in fair values of the underlying options have had an increasingly greater impact on net investment income and universal life contract interest. A detail of net investment income for international life insurance operations is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)

Net investment income (excluding derivatives)	$9,233	7,566	28,637	27,615
Derivative gain (loss)	(8,786)	707	(10,790)	8,287

Net investment income	$447	8,273	17,847	35,902

For liability purposes, the embedded option in the Company's policyholder obligations for this feature is bifurcated and reserved for separately. Accordingly, the impact for the embedded derivative component in the equity-index universal life product is reflected in the contract interest expense for each respective period.

Life and policy benefits primarily consist of death claims on policies. The Company's clientele for international products are wealthy individuals with access to U.S. dollars and quality medical care. Consequently, the amounts of coverage purchased tend to be larger amounts. In the year ended December 31, 2014, the average face amount of insurance purchased was $383,000, and in the first nine months of 2015, the average was approximately $354,000. While life and policy benefit expense for the international life segment reflects the larger policies purchased, mortality due to natural causes is comparable to that in the United States. The Company's maximum risk exposure per insured life is capped at $500,000 through reinsurance. Similar to the domestic life line of business, the average net claim amount in the first nine months of 2015 increased from that in the first nine months of 2014 rising to $176,000 from $141,000.

The Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking and true-up adjustments on international life insurance DPAC balances recorded through amortization expense for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)

Increase (Decrease) in DPAC Balance
Unlocking	$—	1,430	7,120	1,430
True-up	2,220	2,449	8,760	6,215

Totals	$2,220	3,879	15,880	7,645

In the nine months ended September 30, 2015, the Company unlocked the DPAC balance associated with its International Life segment for favorable mortality experience on one of its universal life products. The effect of the prospective unlocking was to increase DPAC balances by $7.1 million (and decrease amortization expense). In the quarter ended September 30, 2014, the Company unlocked the DPAC balance for premium load increases implemented on several international universal life products. The effect of the propsective unlocking adjustment was to increase DPAC balances by $1.4 million (and decrease amortization expense).

True-up adjustments in the first three and nine months of 2015 and 2014 increased the DPAC balance on the condensed consolidated balance sheet and decreased amortization expense in current earnings by a like amount.

As indicated in the discussion concerning net investment income, contract interest expense includes fluctuations that are the result of the effect upon the embedded derivative for the performance of underlying equity indices associated with fixed-index universal life products. The amounts realized on purchased call options approximate the amounts the Company credits to policyholders.

Annuity Operations

The Company's annuity operations are almost exclusively with residents of the United States. Although some of the Company's investment contracts are available to international residents, current sales are small relative to total annuity sales. A comparative analysis of results of operations for the Company's annuity segment is detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$5,983	5,126	17,029	16,787
Net investment income	49,518	90,835	208,263	300,118
Other revenues	12	23	31	63

Total revenues	55,513	95,984	225,323	316,968

Benefits and expenses:
Life and other policy benefits	5,634	138	20,233	17,279
Amortization of deferred policy acquisition costs	23,630	19,776	69,960	55,880
Annuity contract interest	17,099	46,452	91,113	172,690
Other operating expenses	7,254	7,045	18,866	19,965

Total benefits and expenses	53,617	73,411	200,172	265,814

Segment earnings (loss) before Federal income taxes	1,896	22,573	25,151	51,154
Provision (benefit) for Federal income taxes	825	7,681	8,309	17,010

Segment earnings (loss)	$1,071	14,892	16,842	34,144

Premiums and contract charges primarily consist of surrender charge income recognized on terminated policies. The amount of the surrender charge income recognized is determined by the volume of surrendered contracts as well as the duration of each contract at the time of surrender given the pattern of declining surrender charge rates over time that is common to most annuity contracts. The Company's lapse rate for annuity contracts in the first nine months of 2015 was 6.4% compared to 6.7% during the same period in 2014.

Deposits collected on annuity contracts are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings, in accordance with GAAP. Actual annuity deposits collected for the three and nine months ended September 30, 2015 and 2014 are detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)

Fixed-index annuities	$179,911	188,129	534,848	544,435
Other deferred annuities	9,296	20,481	32,134	52,536
Immediate annuities	3,053	4,599	7,978	10,687

Totals	$192,260	213,209	574,960	607,658

Fixed-index products are more attractive for consumers when interest rate levels remain low and equity markets produce positive returns. Since the Company does not offer variable products or mutual funds, fixed-index products provide an important alternative to the Company's existing fixed interest rate annuity products. Fixed-index annuity deposits as a percentage of total annuity deposits were 93% and 90% for the nine months ended September 30, 2015 and 2014, respectively. The increasing percentage of fixed-index products of total annuity sales reflects the low interest rate environment and the current bull market in equities.

As a selling inducement, some of the deferred products, as well as the fixed-index annuity products, include a first year interest bonus ranging from 1% to 7% depending upon the product, in addition to a base first year interest rate. Other products include a premium bonus ranging from 2% to 10% which is credited to the account balance when premiums are applied. These bonus rates are deferred in conjunction with other capitalized policy acquisition costs. The amount deferred to be amortized over future periods amounted to approximately $12.6 million and $13.6 million during the first nine months of 2015 and 2014, respectively. Amortization of deferred sales inducements is included as a component of annuity contract interest as described later in this discussion of Annuity Operations.

A detail of net investment income for annuity operations is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)

Net investment income (excluding derivatives)	$87,275	88,428	260,987	263,320
Derivative gain (loss)	(37,757)	2,407	(52,724)	36,798

Net investment income	$49,518	90,835	208,263	300,118

As previously described, derivatives are call options purchased to hedge the equity return component of the Company's fixed-index annuity products with any gains or losses from the sale or expiration of the options, as well as period-to-period changes in fair values, reflected in net investment income. Since the embedded derivative option in the policies is bifurcated when determining the contract reserve liability, the impact of the market value change of index options on asset values generally aligns closely with the movement of the embedded derivative liability such that the net effect upon pretax earnings is negligible (i.e. net realized and unrealized gains/(losses) included in net investment income approximate the change in contract interest associated with the corresponding embedded derivative liability change). See further discussion below regarding contract interest activity.

Consistent with the domestic and international life segments, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking and true-up adjustments on annuity DPAC balances recorded through amortization expense for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)

Increase (Decrease) in DPAC Balance
Unlocking	$—	—	(5,310)
True-up	(4,250)	(1,746)	(8,460)	(5,691)

Totals	$(4,250)	(1,746)	(13,770)	(5,691)

The Company unlocked the DPAC balance associated with its annuity segment in the first quarter of 2015 for future expense assumptions pertaining to product development override costs (trailer commissions) which it is obligated to pay to certain contracted National Marketing Organizations. The effect of the prospective unlocking was to decrease DPAC balances by $5.3 million (and increase amortization expense). No unlocking adjustments were recorded in the first nine months of 2014.

As the true-up adjustments decreased the DPAC balances on the condensed consolidated balance sheet for the three and nine months ended September 30, 2015 and 2014, a corresponding increase in DPAC amortization expense was recorded in the Company's Condensed Consolidated Statements of Earnings in each respective period.

Annuity contract interest includes the equity component return associated with the call options purchased to hedge the Company's fixed-index annuities. The detail of fixed-index annuity contract interest compared to contract interest for all other annuities is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)

Fixed-index annuities	$(4,936)	28,369	16,722	98,953
All other annuities	17,769	16,895	63,250	67,754

Gross contract interest	12,833	45,264	79,972	166,707
Bonus interest deferred and capitalized	(4,413)	(4,707)	(12,560)	(13,645)
Bonus interest amortization	8,679	5,895	23,701	19,628

Total contract interest	$17,099	46,452	91,113	172,690

The fluctuation in reported contract interest amounts for fixed-index annuities is driven by sales levels, the level of the business in force and the effect of positive or negative market returns of option values on projected interest credits. As noted above in the net investment income discussion the amounts shown for contract interest for fixed-index annuities generally align with the derivative gains/(losses) included in net investment income. In the quarter ended September 30, 2015, the embedded derivative liability decreased approximately $11.0 million less than the decline in the associated index option asset value resulting in a charge to pretax earnings in a like amount. The embedded derivative liability decreased at a lesser rate as a result of the market value index option returns having declined to a level such that the projected interest credits used in estimating the embedded derivative liability did not support the Company's expected collectability of asset management fees on fixed-index products (assumed asset management fees collected reduce the embedded derivative liability). The deviation of the index option asset value with the embedded derivative liability is subject to reverse in the future in the event of increased market value index option returns and/or decreases in asset management fees charged in lieu of other crediting rate mechanism changes.

True-up adjustments for the deferred sales inducement balance are made each period similar to that done with respect to DPAC balances. For the nine months ended September 30, 2015 and 2014, deferred sales inducement balances on the condensed consolidated balance sheet were increased (reduced) by $(2.4) million and $(1.2) million, respectively, for true-up adjustments. These adjustments are included in the above table as an (addition) decrease to bonus interest amortization. The Company also unlocked its deferred sales inducement balance in the first quarter of 2015 associated with the annuity segment for future expense assumptions pertaining to product development override costs as previously discussed. The effect of the prospective unlocking was to decrease the deferred sales inducement balance by $1.8 million which increased contract interest expense by the same amount. No unlocking adjustments were made in the first nine months of 2014.

Other Operations

National Western Life Insurance Company's primary business encompasses its domestic and international life insurance operations and its annuity operations. However, National Western also has small real estate, nursing home, and other investment operations through its wholly-owned subsidiaries. Nursing home operations generated $1.2 million and $1.2 million of operating earnings in the first nine months of 2015 and 2014, respectively. The remaining earnings of $9.7 million and $9.3 million in Other Operations during the nine month periods represent investment income from real estate, municipal bonds, and common and preferred equities held in subsidiary company portfolios principally for tax advantage purposes. Included in these amounts are semi-annual distributions from a life interest in the Libby Shearn Moody Trust which is an asset held in NWLSM, Inc. Pretax distributions from this trust were $3.5 million and $2.9 million in the nine month periods ended September 30, 2015 and 2014, respectively.

INVESTMENTS

General

The Company's investment philosophy emphasizes the careful handling of policyowners' and stockholders' funds to achieve security of principal, to obtain the maximum possible yield while maintaining security of principal, and to maintain liquidity in a measure consistent with current and long-term requirements of the Company.

The Company's overall conservative investment philosophy is reflected in the allocation of its investments, which is detailed below. The Company emphasizes investment grade debt securities with smaller holdings in mortgage loans.

	September 30, 2015		December 31, 2014
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Debt securities	$10,033,041	97.8	$9,552,920	96.2
Mortgage loans	88,061	0.9	149,503	1.5
Policy loans	61,611	0.6	63,645	0.6
Derivatives, index options	25,226	0.2	114,287	1.2
Real estate	16,412	0.2	16,741	0.2
Equity securities	17,692	0.2	17,303	0.2
Other	11,222	0.1	12,033	0.1

Totals	$10,253,265	100.0	$9,926,432	100.0

Debt and Equity Securities

The Company maintains a diversified portfolio which consists mostly of corporate, mortgage-backed, and public utility fixed income securities. Investments in mortgage-backed securities primarily include U.S. Government agency pass-through securities and collateralized mortgage obligations ("CMO"). The Company's investment guidelines prescribe limitations by type of security as a percent of the total investment portfolio and all holdings were within these threshold limits. As of September 30, 2015 and December 31, 2014, the Company's debt securities portfolio consisted of the following classes of securities:

	September 30, 2015		December 31, 2014
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Corporate	$6,778,052	67.7	$6,208,241	65.1
Mortgage-backed securities	1,577,107	15.7	1,693,372	17.7
Public utilities	1,171,476	11.7	1,158,063	12.1
State and political subdivisions	445,223	4.4	432,739	4.5
U.S. agencies	15,029	0.1	10,061	0.1
Asset-backed securities	33,879	0.3	38,199	0.4
Foreign governments	10,350	0.1	10,325	0.1
U.S. Treasury	1,925	—	1,920	—

Totals	$10,033,041	100.0	$9,552,920	100.0

Substantially all of the Company's investable cash flows are directed toward the purchase of long-term debt securities. The Company's investment policy calls for investing in debt securities that are investment grade, meet quality and yield objectives, and provide adequate liquidity for obligations to policyholders. Debt securities with intermediate maturities are targeted by the Company as they more closely match the intermediate nature of the Company's policy liabilities and provide an appropriate strategy for managing cash flows. Long-term debt securities purchased to fund insurance company operations are summarized below.

	Nine Months Ended September 30,	Year Ended December 31,
	2015	2014
	($ In thousands)

Cost of acquisitions	$1,087,478	$1,166,112
Average S&P® quality	A-	A-
Effective annual yield	3.45%	3.68%
Spread to treasuries	1.31%	1.12%
Effective duration	8.5 years	8.5 years

The mortgage-backed securities portfolio consists predominantly of agency mortgage-backed securities. Because mortgage-backed securities are subject to prepayment and extension risk, the Company has substantially reduced these risks by investing in collateralized mortgage obligations ("CMO"), which have more predictable cash flow patterns than pass-through securities. These securities, known as planned amortization class I ("PAC I"), very accurately defined maturity ("VADM") and sequential tranches are designed to amortize in a more predictable manner than other CMO classes or pass-throughs. The Company does not purchase tranches, such as PAC II and support tranches, that subject the portfolio to greater than average prepayment risk. Using this strategy, the Company can more effectively manage and reduce prepayment and extension risks, thereby helping to maintain the appropriate matching of the Company's assets and liabilities.

In addition to diversification, an important aspect of the Company's investment approach is managing the credit quality of its investment in debt securities. Thorough credit analysis is performed on potential corporate investments including examination of a company's credit and industry outlook, financial ratios and trends, and event risks. This emphasis is reflected in the high average credit rating of the Company's debt securities portfolio with 98.5% held in investment grade securities. In the table below, investments in debt securities are classified according to credit ratings by Standard and Poor's ("S&P®"), or other nationally recognized statistical rating organizations if securities were not rated by S&P®.

	September 30, 2015		December 31, 2014
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

AAA	$98,916	1.0	$105,973	1.1
AA	2,393,765	23.9	2,519,235	26.4
A	3,436,181	34.2	3,216,935	33.7
BBB	3,955,302	39.4	3,563,641	37.3
BB and other below investment grade	148,877	1.5	147,136	1.5

Totals	$10,033,041	100.0	$9,552,920	100.0

The Company's investment guidelines do not allow for the purchase of below investment grade securities.  The investments held in debt securities below investment grade are the result of subsequent downgrades of the securities.  These holdings are further summarized below.

	Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	% of Invested Assets
	(In thousands, except percentages)

September 30, 2015	$150,072	148,877	151,058	1.5%

December 31, 2014	$146,143	147,136	152,586	1.5%

The Company's percentage of below investment grade securities compared to total invested assets is consistent with the percentage in December 31, 2014. The Company's holdings of below investment grade securities are relatively small and as a percentage of total invested assets low compared to industry averages.

Holdings in below investment grade securities by category as of September 30, 2015 are summarized below, including September 30, 2015 and December 31, 2014 fair values for comparison. The Company continually monitors developments in these industries for issues that may affect security valuation.

	Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	Fair Value
Industry Category	September 30, 2015	September 30, 2015	September 30, 2015	December 31, 2014
	(In thousands)

Retail	$14,972	15,675	15,675	15,600
Telecommunications	5,046	4,900	4,900	5,650
Asset-backed securities	5,429	5,429	7,190	7,743
Mortgage-backed	1,907	1,923	1,923	7,244
Transportation	—	8	8	61
Manufacturing	41,018	41,526	42,398	54,823
Banking/finance	15,001	15,000	13,500	16,583
Other	66,699	64,416	65,464	44,882

Totals	$150,072	148,877	151,058	152,586

The Company closely monitors its below investment grade holdings by reviewing investment performance indicators, including information such as issuer operating performance, debt ratings, analyst reports and other economic factors that may affect these specific investments.  While additional losses are not currently anticipated, based on the existing status and condition of these securities, continued credit deterioration of some securities or the markets in general is possible, which may result in further write-downs.

With the precipitous drop in oil prices over the past year, the oil and gas industry has been experiencing a severe downturn which may consequently affect the credit quality of individual companies included in the Company's debt security portfolio. At September 30, 2015 and December 31, 2014, the Company's aggregate holdings in this sector approximated $915 million and $802 million, respectively. These holdings represented debt securities issued by approximately forty companies in the oil and gas industry, all of which are investment grade as of both balance sheet dates.

Certain European countries have experienced varying degrees of financial stress. Risks from the lingering debt crisis in Europe could potentially disrupt financial markets and have a detrimental impact on global conditions as well as on sovereign and non-sovereign obligations.The Company has no exposure to the sovereign debt of Portugal, Ireland, Italy, Greece or Spain. These countries in particular have been or are experiencing significant economic, fiscal and political strains that could increase the likelihood of default for these countries. Additionally, the Company has no exposure to the debt of financial institutions domiciled in these countries.

However, the Company does have exposure to the debt of non-financial companies in each of these countries except for Greece. The following tables show bond holdings at September 30, 2015 of non-financial companies that are domiciled in Portugal, Ireland, Italy, or Spain held in the available for sale and held to maturity debt security portfolios.

Securities Available for Sale		Amortized Cost	Fair Value
Company	S&P Rating	September 30, 2015	September 30, 2015	Country Domiciled
	(In thousands)

CRH	BBB+	$25,000	25,616	Ireland
Medtronic	A	34,136	36,467	Ireland
Telefonica	BBB	11,788	12,579	Spain

Totals		$70,924	74,662

Securities Held to Maturity		Amortized Cost	Fair Value
Company	S&P Rating	September 30, 2015	September 30, 2015	Country Domiciled
	(In thousands)

EDP	BB+	$17,266	18,341	Portugal
Enel	BBB	19,948	21,754	Italy
Finmeccanica	BB+	15,015	16,013	Italy
Iberdrola Finance	BBB	2,936	3,279	Spain
Kerry Group	BBB+	21,959	21,377	Ireland
Medtronic	A	19,962	19,843	Ireland
Telefonica	BBB	8,087	8,846	Spain
Perrigo	BBB	25,815	25,681	Ireland

Totals		$130,988	135,134

Generally accepted accounting principles require that investments in debt securities be written down to fair value when declines in value are judged to be other-than-temporary.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price methodology). Refer to Note 10, Fair Values of Financial Instruments, of the accompanying condensed consolidated financial statements for further discussion.

During the nine months ended September 30, 2015 the Company recorded no other-than-temporary impairment credit related write-downs on debt securities and $0.1 million on equity securities. See Note 9, Investments, of the accompanying condensed consolidated financial statements for further discussion. Since the Company's adoption of the GAAP guidance on the recognition and accounting for other-than-temporary impairments due to credit loss versus non-credit loss, the Company has recognized a total of $5.6 million of other-than-temporary impairments of which $2.3 million was deemed credit related and recognized as realized investment losses in earnings, and $3.3 million, net of amortization, was deemed a non-credit related impairment and recognized in other comprehensive income.

The Company is required to classify its investments in debt and equity securities into one of three categories: (a) trading securities; (b) securities available for sale; or (c) securities held to maturity. The Company purchases securities with the intent to hold to maturity and accordingly does not maintain a portfolio of trading securities. Of the remaining two categories, available for sale and held to maturity, the Company makes a determination on categorization based on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. As shown in the table below, at September 30, 2015, approximately 27.7% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale. The holdings in available for sale provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.

	September 30, 2015
	Fair Value	Amortized Cost	Unrealized Gains (Losses)
	(In thousands)

Securities held to maturity:
Debt securities	$7,466,665	7,190,780	275,885
Securities available for sale:
Debt securities	2,842,261	2,769,363	72,898
Equity securities	17,692	13,782	3,910

Totals	$10,326,618	9,973,925	352,693

Asset-Backed Securities

The Company holds approximately $33.9 million in asset-backed securities as of September 30, 2015. This portfolio includes $4.4 million of manufactured housing bonds and $29.5 million of home equity loans (also referred to as subprime securities). The Company does not have any holdings in collaterized bond obligations (“CBO”s), collateralized debt obligations (“CDO”s), or collateralized loan obligations (“CLO”s). Principal risks in holding asset-backed securities are structural, credit, and capital market risks. Structural risks include the securities' priority in the issuer's capital structure, the adequacy of and ability to realize proceeds from collateral and the potential for prepayments. Credit risks include corporate credit risks or consumer credit risks for financing such as subprime mortgages. Capital market risks include the general level of interest rates and the liquidity for these securities in the marketplace.

During the second quarter of 2014 the Company sold its one remaining Alt-A security. The Alt-A sector is a sub-sector of the jumbo prime MBS sector. The Company's exposure to the Alt-A and subprime sectors has been limited to investments in the senior tranches of structured securities collateralized by Alt-A or subprime residential mortgage loans. The subprime sector is generally categorized under the asset-backed sector. This sector lends to borrowers who do not qualify for prime interest rates due to poor or insufficient credit history. The slowing housing market, rising interest rates, and relaxed underwriting standards for loans originated after 2005 resulted in higher delinquency rates and losses beginning in 2007. These events caused illiquidity in the market and volatility in the market prices of subprime securities. All of the loans classified as subprime in the Company's portfolio as of September 30, 2015 were underwritten prior to 2005 as noted in the table below.

	September 30, 2015		December 31, 2014
Investment Origination Year	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)

Subprime:
1998	$2,934	3,036	3,322	3,275
2003	3,556	5,133	3,709	5,469
2004	22,965	25,613	23,773	26,737

Total	$29,455	33,782	30,804	35,481

As of September 30, 2015, the Company held ten subprime issues of which 3 were rated AA, 3 were rated BBB, 1 was rated B, 2 were rated CC and 1 was not rated.

Mortgage Loans and Real Estate

In general, the Company originates loans on high quality, income-producing properties such as shopping centers, freestanding retail stores, office buildings, industrial and sales or service facilities, selected apartment buildings, motels, and health care facilities.  The location of these properties is typically in major metropolitan areas that offer a potential for property value appreciation. Credit and default risk is minimized through strict underwriting guidelines and diversification of underlying property types and geographic locations.  In addition to being secured by the property, mortgage loans with leases on the underlying property are often guaranteed by the lease payments and also by the borrower.  This approach has proven to result in quality mortgage loans with few defaults.  Mortgage loan interest income is recognized on an accrual basis with any premium or discount amortized over the life of the loan.  Prepayment and late fees are recorded on the date of collection.

The Company requires a minimum specified yield on mortgage loan investments determined by reference to currently available debt security instrument yields. During the past several years, the low interest rate environment has resulted in fewer loan opportunities being available that meet the Company's required rate of return. Mortgage loans originated by the Company totaled $37.1 million for the year ended December 31, 2014 and $5.0 million for the nine months ended September 30, 2015. Principal repayments on mortgage loans for the nine months ended September 30, 2015 were $66.8 million.

Loans in foreclosure, loans considered impaired or loans past due 90 days or more are placed on a non-accrual status.  If a mortgage loan is determined to be on non-accrual status, the mortgage loan does not accrue any revenue into the Condensed Consolidated Statements of Earnings.  The loan is independently monitored and evaluated as to potential impairment or foreclosure.  If delinquent payments are made and the loan is brought current, then the Company returns the loan to active status and accrues income accordingly.  The Company has no loans past due 90 days which are accruing interest.

The Company held net investments in mortgage loans totaling $88.1 million and $149.5 million at September 30, 2015 and December 31, 2014, respectively.  The diversification of the portfolio by geographic region and by property type was as follows:

	September 30, 2015		December 31, 2014
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Geographic Region:
West South Central	$37,125	41.8	$97,918	65.2
East North Central	12,035	13.7	10,714	7.1
New England	11,914	13.4	12,155	8.1
East South Central	10,913	12.3	14,137	9.4
Pacific	10,155	11.4	10,282	6.9
South Atlantic	3,063	3.5	—	—
Middle Atlantic	1,811	2.0	1,897	1.3
Mountain	1,695	1.9	3,050	2.0
Gross balance	88,711	100.0	150,153	100.0

Allowance for possible losses	(650)	(0.7)	(650)	(0.4)

Totals	$88,061	99.3	$149,503	99.6

	September 30, 2015		December 31, 2014
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Property Type:
Retail	$78,207	88.2	$130,544	86.9
Office	2,575	2.9	893	0.6
Hotel/Motel	1,536	1.7	1,600	1.1
Apartments	—	—	7,333	4.9
Land/Lots	—	—	3,333	2.2
All other	6,393	7.2	6,450	4.3
Gross balance	88,711	100.0	150,153	100.0

Allowance for possible losses	(650)	(0.7)	(650)	(0.4)

Totals	$88,061	99.3	$149,503	99.6

The Company's direct investments in real estate are not a significant portion of its total investment portfolio.  The Company also participates in several real estate joint ventures, limited partnerships, and other loans that invest primarily in income-producing retail properties.  These investments have enhanced the Company's overall investment portfolio returns. The Company's real estate investments totaled approximately $16.4 million and $16.7 million at September 30, 2015 and December 31, 2014, respectively. The Company recognized operating income on these properties of approximately $0.9 million for the first nine months of 2015. The Company monitors the conditions and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition.

Market Risk

Market risk is the risk of change in market values of financial instruments due to changes in interest rates, currency exchange rates, commodity prices, or equity prices. The most significant market risk exposure for National Western is interest rate risk. Substantial and sustained increases and decreases in market interest rates can affect the profitability of insurance products and fair value of investments. The yield realized on new investments generally increases or decreases in direct relationship with interest rate changes. The fair values of fixed income debt securities correlate to external market interest rate conditions as market values typically increase when market interest rates decline and decrease when market interest rates rise. However, market values may fluctuate for other reasons, such as changing economic conditions, market dislocations or increasing event-risk concerns.

Interest Rate Risk

A gradual increase in interest rates from current levels would generally be a positive development for the Company. Rate increases would be expected to provide incremental net investment income, produce increased sales of fixed rate products, and limit the potential erosion of the Company's interest rate spread on products due to minimum guaranteed crediting rates in products. Alternatively, a rise in interest rates would reduce the fair value of the Company's investment portfolio and if long-term rates rise dramatically within a relatively short time period could expose the Company to disintermediation risk. Disintermediation risk is the risk that policyholders will surrender their policies in a rising interest rate environment forcing the Company to liquidate assets when they are in an unrealized loss position.

A decline in interest rates could cause certain mortgage-backed securities in the Company's portfolio to be more likely to pay down or prepay. In this situation, the Company typically will be unable to reinvest the proceeds at comparable yields. Lower interest rates will likely also cause lower net investment income, subject the Company to reinvestment rate risks, and possibly reduce profitability through reduced interest rate margins associated with products with minimum guaranteed crediting rates. Alternatively, the fair value of the Company's investment portfolio will increase when interest rates decline.

The correlation between fair values and interest rates for debt securities is reflected in the tables below.

	September 30, 2015	June 30, 2015	December 31, 2014
	(In thousands except percentages)

Debt securities - fair value	$10,308,926	10,194,149	9,886,820
Debt securities - amortized cost	$9,960,143	9,849,782	9,418,818
Fair value as a percentage of amortized cost	103.50%	103.50%	104.97%
Net unrealized gain balance	$348,783	344,367	468,002
Ten-year U.S. Treasury bond – (decrease) increase in yield for the period	(0.32)%	0.43%	(0.86)%

	Net Unrealized Gain Balance
	At September 30, 2015	At June 30, 2015	At December 31, 2014	Quarter Change in Unrealized Balance	Year-to-date Change in Unrealized Balance

Debt securities held to maturity	$275,885	249,157	333,900	26,728	(58,015)
Debt securities available for sale	72,898	95,210	134,102	(22,312)	(61,204)

Totals	$348,783	344,367	468,002	4,416	(119,219)

Changes in interest rates typically have a sizable effect on the fair values of the Company's debt securities. The market interest rate of the ten-year U.S. Treasury bond decreased approximately 13 basis points from 2.17% at year-end 2014 to 2.04% by the end of the first nine months of 2015 and the Company's unrealized gain position decreased $119.2 million on a portfolio with an amortized cost basis of approximately $10.0 billion. Although interest rate declinations typically increase the market value of debt securities, the sizable market value decrements in energy related debt securities more than offset the unrealized gain impact of declining interest rates. Given that the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in fair values have a relatively small effect on the Company's Condensed Consolidated Balance Sheet.

The Company manages interest rate risk principally through ongoing cash flow testing as required for insurance regulatory purposes. Computer models are used to perform cash flow testing under various commonly used stress test interest rate scenarios to determine if existing assets would be sufficient to meet projected liability outflows. Sensitivity analysis allows the Company to measure the potential gain or loss in fair value of its interest-sensitive instruments and to protect its economic value and achieve a predictable spread between what is earned on invested assets and what is paid on liabilities. The Company seeks to minimize the impact of interest risk through surrender charges that are imposed to discourage policy surrenders. Interest rate changes can be anticipated in the computer models and the corresponding risk addressed by management actions affecting asset and liability instruments. However, potential changes in the values of financial instruments indicated by hypothetical interest rate changes will likely be different from actual changes experienced, and the differences could be significant.

The Company has the ability to adjust interest rates, participation rates, and asset management fees and caps, as applicable, in response to changes in investment portfolio yields for a substantial portion of its business in force. The ability to adjust these rates is subject to competitive forces in the market for the Company’s products. Surrender rates could increase and new sales could be negatively affected if crediting rates are not competitive with the rates on competing products offered by other insurance companies and financial service entities. The Company designs its products with features encouraging persistency. Interest sensitive life and annuity products have surrender and withdrawal penalty provisions. Depending on the products, surrender charge rates on annuity contracts sold or in force range up to 25% and surrender charge periods up to 15 years. Typically, surrender charge rates gradually decrease each year the contract is in force.

The Company performed detailed sensitivity analysis as of December 31, 2014, for its interest rate-sensitive assets and liabilities. The changes in market values of the Company's debt securities in the first nine months of 2015 were reasonable given the expected range of results of this analysis.

Credit Risk

The Company is exposed to credit risk through counterparties and within its investment portfolio. Credit risk relates to the uncertainty associated with an obligor's continued ability to make timely payments of principal and interest in accordance with the contractual terms of an instrument or contract. As previously discussed, the Company manages credit risk through established investment credit policies and guidelines which address the quality of creditors and counterparties, concentration limits, diversification practices and acceptable risk levels. These policies and guidelines are regularly reviewed and approved by senior management and the Company's Board of Directors.

In connection with the Company’s use of call options to hedge the equity return component of its fixed-indexed annuity and life products, the Company is exposed to the risk that a counterparty fails to perform under terms of the option contract. The Company purchases one-year option contracts from multiple counterparties and evaluates the creditworthiness of all counterparties prior to the purchase of the contracts. For consideration in contracting with a counterparty the rating required by the Company is a Standard & Poor’s credit rating of “A” or higher and a Moody’s rating of “A2” or higher. Accordingly, all options are purchased from nationally recognized financial institutions with a demonstrated performance for honoring their financial obligations and possessing substantial financial capacity. In addition, each counterparty is required to execute a credit support agreement obligating the counterparty to provide collateral to the Company when the fair value of the Company’s exposure to the counterparty exceeds specified amounts. The amount of collateral to be provided is based upon a sliding scale tied to the credit rating of the counterparty(the higher the credit rating of the counterparty the higher the threshold of exposure before collateral is to be provided). At the highest credit rating level the maximum counterparty net exposure not subject to collateral support is $20 million. This net exposure level declines as the counterparty credit rating declines and ultimately is $0 at a rating of “BBB+”. Counterparty credit ratings and credit exposure are monitored continuously by the Company’s Investment department with adjustments to collateral levels managed as incurred under the credit support agreements.

The Company is also exposed to credit spread risk related to market prices of investment securities and cash flows associated with changes in credit spreads. Credit spread tightening will reduce net investment income associated with new purchases of fixed debt securities and increase the fair value of the investment portfolio. Credit spread widening will reduce the fair value of the investment portfolio and will increase net investment income on new purchases.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity requirements are met primarily by funds provided from operations. Premium deposits and annuity considerations, investment income, and investment maturities and prepayments are the primary sources of funds while investment purchases, policy benefits in the form of claims, and payments to policyholders and contract holders in connection with surrenders and withdrawals as well as operating expenses are the primary uses of funds. To ensure the Company will be able to pay future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed income securities. Funds are invested with the intent that the income from investments, plus proceeds from maturities, will meet the ongoing cash flow needs of the Company. The approach of matching asset and liability durations and yields requires an appropriate mix of investments. Although the Company historically has not been put in the position of having to liquidate invested assets to provide cash flow, its investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs. The Company may also borrow up to $40 million on its bank line of credit for short-term cash needs. There were no borrowings outstanding under the line of credit at September 30, 2015.

A primary liquidity concern for life insurers is the risk of an extraordinary level of early policyholder withdrawals as may occur in a rapidly increasing interest rate environment or other period of exceptional financial duress. The Company includes provisions within its annuity and universal life insurance policies, such as surrender and market value adjustments, that help limit and discourage early withdrawals.

The actual amounts paid by product line in connection with surrenders and withdrawals for the periods ended September 30, for each respective year, are noted in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)

Product Line:
Traditional Life	$1,501	1,074	4,178	3,189
Universal Life	23,533	16,764	59,719	49,790
Annuities	119,921	111,738	360,051	357,156

Total	$144,955	129,576	423,948	410,135

The above contractual withdrawals, as well as the level of surrenders experienced, were generally consistent with the Company's assumptions in asset/liability management, and the associated cash outflows did not have an adverse impact on overall liquidity. Individual life insurance policies are less susceptible to withdrawal than annuity reserves and deposit liabilities because policyholders may incur surrender charges and undergo a new underwriting process in order to obtain a new insurance policy. Cash flow projections and tests under various market interest rate scenarios are also performed to assist in evaluating liquidity needs and adequacy. The Company currently expects available liquidity sources and future cash flows to be more than adequate to meet the demand for funds.

In the past, cash flows from the Company's insurance operations have been sufficient to meet current needs. Cash flows from operating activities were $247.3 million and $229.7 million for the nine months ended September 30, 2015 and 2014, respectively. The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments which totaled $563.2 million and $804.8 million for the nine months ended September 30, 2015 and 2014, respectively. Operating and investing activity cash flow items could be reduced if interest rates rise at an accelerated rate. Net cash flows from the Company's universal life and investment annuity deposit product operations totaled $11.1 million and $60.5 million during the nine months ended September 30, 2015 and 2014, respectively.

Capital Resources

The Company relies on stockholders' equity for its capital resources as there is no long-term debt outstanding and the Company does not anticipate the need for any long-term debt in the near future.  As of September 30, 2015, the Company had no commitments beyond its normal operating and investment activities.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

It is not Company practice to enter into off-balance sheet arrangements or to issue guarantees to third parties, other than in the normal course of issuing insurance contracts. Commitments related to insurance products sold are reflected as liabilities for future policy benefits. Insurance contracts guarantee certain performances by the Company.

Insurance reserves are the means by which life insurance companies determine the liabilities that must be established to assure that future policy benefits are provided for and can be paid. These reserves are required by law and based upon standard actuarial methodologies to ensure fulfillment of commitments guaranteed to policyholders and their beneficiaries, even though the obligations may not be due for many years. Refer to Note 1 in the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of reserving methods.

The table below summarizes future estimated cash payments under existing contractual obligations.

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)

Loan commitments	$33,935	33,935	—	—	—
Operating lease obligations	312	24	192	96	—
Life claims payable (1)	63,253	63,253	—	—	—
Other long-term reserve liabilities reflected on the balance sheet (2)	11,252,855	958,401	1,883,900	1,920,013	6,490,541

Total	$11,350,355	1,055,613	1,884,092	1,920,109	6,490,541

(1) Life claims payable include benefit and claim liabilities for which the Company believes the amount and timing of the payment is essentially fixed and determinable. Such amounts generally relate to incurred and reported death and critical illness claims including an estimate of claims incurred but not reported.

(2)  Other long-term liabilities include estimated life and annuity obligations related to death claims, policy surrenders, policy withdrawals, maturities and annuity payments based on mortality, lapse, annuitization, and withdrawal assumptions consistent with the Company's historical experience. The estimated life and annuity obligations shown are undiscounted projected cash outflows that assume interest crediting and market growth consistent with assumptions used in amortizing deferred acquisition costs. They do not include any offsets for future premiums or deposits. Other long-term liabilities also include determinable payout patterns related to immediate annuities. Due to the significance of the assumptions used, the actual cash outflows will differ both in amount and timing, possibly materially, from these estimates.

CHANGES IN ACCOUNTING PRINCIPLES AND CRITICAL ACCOUNTING POLICIES

Changes in Accounting Principles

There were no changes in accounting principles during the periods reported in this Form 10-Q.

REGULATORY AND OTHER ISSUES

Statutory Accounting Practices

Regulations that affect the Company and the insurance industry are often the result of efforts by the National Association of Insurance Commissioners ("NAIC"). The NAIC routinely publishes new regulations as model acts or laws which states subsequently adopt as part of their insurance regulations. Currently, the Company is not aware of any NAIC regulatory matter material to its operations or reporting of financial results.

Risk-Based Capital Requirements

The NAIC established risk-based capital ("RBC") requirements to help state regulators monitor the financial strength and stability of life insurers by identifying those companies that may be inadequately capitalized. Under the NAIC's requirements, each insurer must maintain its total capital above a calculated threshold or take corrective measures to achieve the threshold. The threshold of adequate capital is based on a formula that takes into account the amount of risk each company faces on its products and investments. The RBC formula takes into consideration four major areas of risk which are: (i) asset risk which primarily focuses on the quality of investments; (ii) insurance risk which encompasses mortality and morbidity risk; (iii) interest rate risk which involves asset/liability matching issues; and (iv) other business risks. Statutory laws prohibit public dissemination of certain RBC information. However, the Company's current statutory capital and surplus is significantly in excess of the threshold RBC requirements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

This information is included in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, in the Investments in Debt and Equity Securities section.

ITEM 4.  CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

There have been no changes in the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(e) under the Exchange Act) during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting. Internal controls over financial reporting change as the Company modifies or enhances its systems and processes to meet business needs. Significant changes in controls are evaluated prior to implementation to help ensure continued effectiveness of internal controls and the control environment.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 8(A) "Legal Proceedings" of the accompanying condensed consolidated financial statements included in this Form 10-Q.

ITEM 1A. RISK FACTORS

There have been no substantial changes relative to the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective August 22, 2008, National Western adopted and implemented a limited stock buy-back program associated with the Company's 2008 Incentive Plan which provides Option Holders the additional alternative of selling shares acquired through the exercise of options directly back to the Company. This program succeeded a similar buy-back program implemented March 10, 2006 associated with the Company's 1995 Stock Option and Incentive Plan. Option Holders may elect to sell such acquired shares back to the Company at any time within ninety (90) days after the exercise of options at the prevailing market price as of the date of notice of election. Purchased shares are reported in the Company's condensed consolidated financial statements as authorized and unissued.

The following table sets forth the Company's repurchase of its Class A common shares from Option Holders for the quarter ended September 30, 2015. There were no shares repurchased during the period.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May yet Be Purchased Under the Plans or Programs

July 1, 2015 through July 31, 2015	—		N/A	N/A
August 1, 2015 through August 31, 2015	—		N/A	N/A
September 1, 2015 through September 30, 2015	—		N/A	N/A

Total	—		N/A	N/A

As discussed in Footnote 12 Subsequent Events of the accompanying condensed consolidated financial statements, National Western completed a previously announced holding company reorganization on October 1, 2015. Pursuant to the holding company reorganization, each outstanding option to acquire shares of National Western Class A common stock automatically converted into an option to acquire on the same terms and conditions, an identical number of shares of National Western Life Group, Inc. Class A common stock from that date forward.

ITEM 4.  Removed and Reserved.

ITEM 6.  EXHIBITS

(a)	Exhibits

Exhibit 31(a)	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	-	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY)
(Registrant)

Date:	November 6, 2015	/S/ Ross R. Moody
Ross R. Moody
President and Interim Chief Executive Officer,
and Director
(Authorized Officer)

Date:	November 6, 2015	/S/ Brian M. Pribyl
Brian M. Pribyl
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)
(Principal Accounting Officer)