Form 10-K
period 2015-12-31
National Western Life Group, Inc.
filed 2016-03-11
CIK 1635984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number: 000-55522

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY)
(Exact name of Registrant as specified in its charter)

DELAWARE	47-3339380
(State of Incorporation)	(I.R.S. Employer Identification Number)

850 EAST ANDERSON LANE, AUSTIN, TEXAS 78752-1602
(Address of Principal Executive Offices)

(512) 836-1010
(Telephone Number)

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class to be so registered:	Name of each exchange on which each class is to be registered:
Class A Common Stock, $0.01 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12 (g) of the Act:
None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated file” in Rule 12b-2 of the Exchange Act.  (Check One)
Large accelerated filer ☐    Accelerated filer ☒     Non-accelerated filer   ☐     Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of the common stock (based upon the closing price) held by non-affiliates of the Registrant on June 30, 2015 was $545,566,144.

As of March 10, 2016, the number of shares of Registrant's common stock outstanding was:   Class A - 3,436,166 and Class B - 200,000.

DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference:  Portions of the registrant’s definitive proxy statement for the annual meeting of shareholders to be held June 15, 2016, which will be filed within 120 days after December 31, 2015 are incorporated by reference into Part III of this report.

(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY)

	PART I	Page

Item 1.	Business	4
Item 1A.	Risk Factors	17
Item 1B.	Unresolved Staff Comments	26
Item 2.	Properties	26
Item 3.	Legal Proceedings	27
Item 4.	Mine Safety Disclosures	28

	PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	28
Item 6.	Selected Consolidated Financial Data	31
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	32
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	71
Item 8.	Financial Statements and Supplementary Data	72
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	72
Item 9A.	Controls and Procedures	72
Item 9B.	Other Information	75

	PART III

The information required by Items 10 through 14 is incorporated by reference from our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2015.

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	75

	Signatures	159

Cautionary Statement Regarding Forward Looking Information

This Form 10-K includes statements pertaining to anticipated financial performance, business endeavors, product development, and other similar matters. These statements, which may include words such as "may," "likely," "projected," "expect," "anticipate," "believe," "intend," and other like expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. A variety of factors could cause actual results and experiences to differ materially from the anticipated results or other expectations expressed in forward-looking statements. The risks and uncertainties that may affect the operations, performance, and results of business include, but are not limited to, the following:

•	Difficult conditions globally and in the U.S. economy may materially and adversely affect our business and results of operations.

•	Our investment portfolio is subject to several risks which may lessen the value of our invested assets and the amounts credited to policyholders.

•
The determination of valuation and impairments of fixed income securities include estimations and assumptions that are subjective and prone to differing interpretations and could materially impact our results of operations or financial condition.

•	Changing interest rates and credit spreads, market volatility and general economic conditions affect the risks and the returns on both our investment portfolio and our products.

•	We are subject to incurring difficulties in marketing and distributing our products through our current and future distribution channels.

•
We are subject to a downgrade in our financial strength ratings which may negatively affect our ability to attract and retain independent distributors, make our products less attractive to consumers, and may have an adverse effect on our operations.

•
We are subject to competition from new sources as well as companies having substantially greater financial resources, higher ratings, and more expansive product offerings which could have an adverse impact upon our business levels and profitability.

•	We are subject to regulation, changes to existing laws, and investigations which may affect our profitability or means of operation.

•	Changes in accounting standards issued by standard-setting bodies may adversely affect our financial statements and affect the management of business operations.

•	We may be subject to unfavorable judicial developments, including the time and expense of litigation, which potentially could affect our financial position and results of operations.

•	We could be liable with respect to liabilities ceded to reinsurers if the reinsurers fail to meet the obligations assumed by them.

•	We are subject to policy claims experience which can fluctuate from period to period and vary from past results or expectations.

•
We are subject to assumption inaccuracies regarding future mortality, persistency, and interest rates used in determining deferred policy acquisition costs which may require us to accelerate our amortization.

•	Occurrence of natural or man-made disasters and catastrophes could adversely affect our ability to conduct business operations and the financial condition and results of operations.

•	Our enterprise risk management practices and procedures may prove to be ineffective exposing us to unidentified or unanticipated risks.

•	We are dependent upon effective information technology systems and the development and implementation of new technologies.

•	The Company could be adversely affected by changes to tax law or interpretations of existing tax law which could reduce the demand for certain insurance products.

•	The Company may be required to establish a valuation allowance against its deferred tax assets which could materially affect the Company's results of operations and financial condition.

•	Competition for employees is intense and the Company may not be able to attract and retain highly skilled people needed to support its business.

See Part 1A, Risk Factors, for additional information.

PART I

ITEM 1. BUSINESS

General

National Western Life Insurance Company (hereinafter referred to as "National Western" or "company" where insurance operations are being discussed) is a stock life insurance company, chartered in the State of Colorado in 1956, and doing business in forty-nine states, the District of Columbia, and four U.S. territories or possessions.  National Western is also licensed in Haiti, and although not otherwise licensed, accepts applications from and issues policies to residents of various international countries. Such policies are underwritten, accepted, and issued in the United States based upon applications submitted by independent contractors. National Western provides life insurance products for the savings and protection needs of approximately 123,000 policyholders and for the asset accumulation and retirement needs of 137,900 annuity contract holders.

On October 1, 2015, National Western completed its previously announced holding company reorganization pursuant to the Agreement and Plan of Merger, dated April 6, 2015, which was approved by the shareholders of National Western at its Annual Meeting of Shareholders held on June 19, 2015. As a result of the reorganization, National Western became a wholly owned subsidiary of National Western Life Group, Inc. (hereinafter referred to as "NWLGI", "Company", or "Registrant"), a Delaware Corporation, and NWLGI replaced National Western as the publicly held company. Consequently, all filings with the Securities and Exchange Commission ("SEC") from October 2, 2015 and forward will be filed by NWLGI under CIK No. 0001635984. For purposes of filing this Form 10-K, the accompanying consolidated financial statements and notes thereto have been titled "National Western Life Group, Inc." to reflect the current name of the public registrant with the parenthetical notation "formerly National Western Life Insurance Company and Subsidiaries" to reflect the reporting entity for the periods covered herein.

The Company's total assets increased to $11.6 billion at December 31, 2015, from $11.4 billion at December 31, 2014. The Company generated revenues of $589.8 million, $708.8 million and $860.3 million in 2015, 2014 and 2013, respectively. In addition, NWLGI generated net income of $98.4 million, $105.6 million and $96.2 million in 2015, 2014 and 2013, respectively.

Products

National Western offers a broad portfolio of individual whole life, universal life and term insurance plans, and annuities, including supplementary riders. In the following discussion, the Company reports sales and other statistical information. These statistics are derived from various sales tracking and administrative systems and are not derived from the Company's financial reporting systems or financial statements.These statistics are used to measure the relative progress of our marketing and acquisition efforts. Sales data for traditional life insurance is based upon annualized premiums, while universal life sales are based on annualized "target" premiums which are those premiums upon which full first year commissions are paid. Sales of annuities are measured based on the amount of deposits received. These statistics attempt to measure only some of the many factors that may affect future profitability, and therefore, are not intended to be predictive of future profitability.

Life Products. The company's life products provide protection for the life of the insured and, in some cases, allow for cash value accumulation on a tax-deferred basis. These product offerings include universal life insurance ("UL"), interest-sensitive whole life, and traditional products such as term insurance coverage. Interest sensitive products such as UL accept premiums that are applied to an account value. Deducted from the account value are costs of insurance charges which vary by age, gender, plan, and class of insurance, as well as various expense charges. Interest is credited to account values at a fixed interest rate generally determined in advance and guaranteed for a policy year at a time, subject to minimum guaranteed rates specified in the policy contract. A slight variation to this general interest crediting practice involves equity-index universal life ("EIUL") policies whose credited interest may be linked in part to an outside index such as the S&P 500® Composite Stock Price Index ("S&P 500 Index®") at the election of the policyholder. These products offer both flexible and fixed premium modes and provide policyholders with flexibility in the available coverage, the timing and amount of premium payments and the amount of the death benefit, provided there are sufficient policy funds to cover all policy charges for the coming year. Traditional products generally provide for a fixed death benefit payable in exchange for regular premium payments.

Annuity Products. Annuity products sold include flexible premium and single premium deferred annuities, equity-index (fixed-index) annuities, and single premium immediate annuities. These products can be tax qualified or nonqualified annuities. A fixed single premium deferred annuity ("SPDA") provides for a single premium payment at the time of issue, an accumulation period, and an annuity payout period commencing at some future date. A flexible premium deferred annuity ("FPDA") provides the same features but allows, generally with some conditions, additional payments into the contract. Interest is credited to the account value of the annuity initially at a current rate of interest which is guaranteed for a period of time, typically the first year. After this period, the interest credited is subject to change based upon market rates and product profitability subject to a minimum guaranteed rate specified in the contract. Interest accrues during the accumulation period generally on a tax-deferred basis to the contract holder. After a number of years specified in the annuity contract, the owner may elect to have the proceeds paid as a single payment or as a series of payments over a period of time. The owner is permitted at any time during the accumulation period to withdraw all or part of the annuity account balance subject to contract provisions such as surrender charges and market value adjustments. A fixed-index deferred annuity performs essentially in the same manner as SPDAs and FPDAs with the exception that, in addition to a fixed interest crediting option, the contract holder has the ability to elect an interest crediting mechanism that is linked, in part, to an outside index such as the S&P 500 Index®. A single premium immediate annuity ("SPIA") foregoes the accumulation period and immediately commences an annuity payout period.

The following table sets forth information regarding the company's sales activity by product type. Life insurance sales are measured by annualized first year premiums.

	Years Ended December 31,
	2015	2014	2013
	(In thousands)

Annuities:
Fixed-index deferred	$685,928	730,693	717,258
Other deferred	52,001	70,505	74,834
Single premium immediate	5,839	15,313	13,380

Total annuities	$743,768	816,511	805,472

Life:
Fixed-index universal life insurance	$31,972	34,239	35,643
Other universal life insurance	2,805	4,748	5,223
Traditional life and other	2,995	3,597	3,312

Total life	$37,772	42,584	44,178

The table below sets forth information regarding the company's life insurance in force for each date presented.

	Insurance In Force as of
	December 31,
	2015	2014
	($ in thousands)

Universal life:
Number of policies	47,660	50,950
Face amounts	$5,497,270	$6,819,120

Traditional life:
Number of policies	35,710	37,310
Face amounts	$3,618,290	$3,585,380

Fixed-index life:
Number of policies	39,600	38,480
Face amounts	$9,781,290	$9,693,530

Rider face amounts	$3,129,350	$2,982,970

Total life insurance:
Number of policies	122,970	126,740
Face amounts	$22,026,200	$23,081,000

The following table sets forth information regarding annuities in force for each date presented.

	Annuities In Force as of
	December 31,
	2015	2014
	($ in thousands)

Fixed-index annuities
Number of policies	72,450	68,840
GAAP annuity reserves	$5,506,213	$5,221,891

Other deferred annuities
Number of policies	50,510	54,460
GAAP annuity reserves	$2,078,845	$2,286,489

Immediate annuities
Number of policies	14,900	15,830
GAAP annuity reserves	$360,769	$369,065

Total annuities
Number of policies	137,860	139,130
GAAP annuity reserves	$7,945,827	$7,877,445

Operating Segments

The company manages its business between Domestic Insurance Operations and International Insurance Operations.  For segment reporting purposes, the company's annuity business, which is predominantly domestic, is separately identified. The Company also has a Corporate segment, which consists of the assets and activities of wholly-owned subsidiaries that have not been allocated to any other operating segment.

Domestic Insurance Operations. The company is currently licensed to do business in all states and the District of Columbia, except for New York.  Products marketed are annuities, universal life insurance, and traditional life insurance, which include both term and whole life products.  The majority of domestic sales are the company's annuities.  National Western markets and distributes its domestic products primarily through independent national marketing organizations ("NMOs").  These NMOs assist the company in recruiting, contracting, and managing independent agents.  The company's agents are independent contractors who are compensated on a commission basis.  At December 31, 2015, the company's NMO relationships had contracted approximately 21,000 independent agents with the company.  Over 13% of these contracted agents submitted policy applications to the company in the past twelve months. At December 31, 2015, the company had 54,270 domestic life insurance policies in force representing $3.1 billion in face amount of coverage and 137,900 annuity contracts representing account balances of $7.9 billion.

The following table sets forth the company's domestic life insurance sales as measured in annualized first year premium for the last three years.

	Years Ended December 31,
	2015	2014	2013
	(In thousands)

Fixed-index life	$18,317	$17,131	19,122
Universal life	55	177	211
Traditional life	162	96	67

Total	$18,534	17,404	19,400

International Insurance Operations. National Western's international operations generally focus on foreign nationals in upper socioeconomic classes.  Insurance products are issued primarily to residents of countries in Central and South America, the Caribbean, the Pacific Rim, Eastern Europe, and Asia. Issuing policies to residents of countries in these different regions provides diversification that helps to minimize large fluctuations that could arise due to various economic, political, and competitive pressures that may occur from one country to another.  Products issued to international residents are almost entirely universal life and traditional life insurance products. However, certain annuity and investment contracts are also available. At December 31, 2015, the company had approximately 68,700 international life insurance policies in force representing nearly $19.0 billion in face amount of coverage.

International applications are submitted by independent contractors, consultants and broker-agents, many of whom have been submitting policy applications to National Western for 20 or more years.  The company had relationships with approximately 2,500 of these independent international individuals at December 31, 2015, 39% of which submitted policy applications to the company in the past twelve months.

The following table sets forth the company's international life insurance sales as measured in annualized first year premium for the past three years.

	Years Ended December 31,
	2015	2014	2013
	(In thousands)

Fixed-index life	$13,655	$17,108	16,521
Universal life	2,750	4,571	5,012
Traditional life	2,833	3,501	3,245

Total	$19,238	25,180	24,778

There are some inherent risks of accepting international applications which are not present within the domestic market that are reduced substantially by the company in several ways. As previously described, National Western accepts applications from foreign nationals in upper socioeconomic classes who have substantial financial resources. This targeted customer base coupled with National Western's conservative underwriting practices have historically resulted in claims experience, due to natural causes, similar to that in the United States.  The company minimizes exposure to foreign currency risks by requiring payment of premiums and claims in United States dollars. In addition, experience with the international products for over fifty years and the company's longstanding business relationships further serve to minimize risks.

The company's implementation of commission caps on domestic policies in 2009 discouraged sales of larger face amounts resulting in lower levels in amounts of insurance per policy. However, the increased domestic sales activity, particularly in the past several years, has produced a modest upward trend in this figure. National Western's sales to international residents witnessed a steady growth in the average face amount of insurance coverage per policy over the same time period until 2015 when the company ceased accepting applications from residents of several countries, most notably Brazil. Empirical evidence suggests that policy persistency generally improves with larger face amounts of insurance.

	Average New Policy Face Amount
	Domestic	International

Year ended December 31, 2009	201,400	315,300
Year ended December 31, 2010	164,800	338,600
Year ended December 31, 2011	178,500	363,600
Year ended December 31, 2012	254,900	380,200
Year ended December 31, 2013	286,000	384,000
Year ended December 31, 2014	286,600	382,600
Year ended December 31, 2015	274,500	342,500

Geographical Distribution of Business. The following table depicts the distribution of the company's premium revenues and deposits.

	Years Ended December 31,
	2015	2014	2013
	(In thousands)

United States domestic products:
Annuities	$773,315	828,982	811,339
Life insurance	154,824	142,640	155,620

Total domestic products	928,139	971,622	966,959

International products:
Annuities	1,694	4,290	2,530
Life insurance	145,567	160,992	162,829

Total international products	147,261	165,282	165,359

Total direct premiums and deposits collected	$1,075,400	1,136,904	1,132,318

Although many agents sell National Western's products, the company's annuity sales in any year typically reflect several NMOs whose contracted independent agents sold 10% or more of the company’s total annuity sales. In 2015, there were two NMOs that exceeded this threshold accounting for approximately 14% and 10%, respectively, of the company’s annuity sales. Similarly, domestic life insurance sales in any year may include several NMOs who accounted for 10% or more of total domestic life insurance sales. In 2015, there were two NMOs who generated 21% and 19%, respectively, of total domestic life insurance sales. Given the historically lower level of domestic life insurance sales relative to international life sales and annuity sales, the proportionate percentage of domestic life sales for these particular NMOs is not considered a significant concentration of business within the total context of new business. In addition, with the independent distribution model National Western employs, the concentration of sales within a particular NMO is not as an acute concern as compared to other distribution channels given that the underlying agents are free to contract with the company through any NMO the company has a relationship with.

Applications submitted from residents of Latin America and the Pacific Rim perennially have comprised the majority of the company's international life insurance sales. As noted previously, National Western's international sales by geographic market tend to fluctuate with the socio and economic climates in these regions. The company's mix of international sales by geographic region is as follows.

	Years Ended December 31,
	2015	2014

Percentage of International Sales:
Latin America	83.9%	84.4%
Pacific Rim	13.3	12.5
Eastern Europe	2.8	3.1

Totals	100.0%	100.0%

International life insurance sales are much more diversified by independent consultants and contractors. In terms of sales to residents of international countries, Venezuela, Peru, and Taiwan were the countries exceeding 10% of total international sales with shares of 22%, 16%, and 11%, respectively.

As previously disclosed in the Company’s Form 10-Q as of September 30, 2015, in 2011 the Brazilian Superintendence of Private Insurance (“SUSEP”) attempted to serve National Western with a subpoena regarding an administrative proceeding initiated by SUSEP in which it alleged the company was operating as an insurance company in Brazil without due authorization. While the company believes that SUSEP has no jurisdiction over the company, the company is in discussions with SUSEP in an effort to resolve this matter.  In light of the pendency of discussions with Brazilian authorities, the company has ceased accepting new applications from residents in Brazil.  Additionally, after careful consideration of various factors, including segment performance and the volume of application submissions, the company ceased accepting applications from residents in certain other countries. For the years ended December 31, 2015 and 2014, sales of new policies issued to residents in these countries, including Brazil, were approximately $4.6 million and $9.6 million, respectively, which represented 24% and 38% of total international life insurance new business placed for such respective periods.

Segment Financial Information. A summary of financial information for the Company's segments is as follows:

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
	(In thousands)

Revenues, excluding realized gains (losses):
2015	$57,971	151,807	322,419	50,390	582,587
2014	63,551	170,749	420,707	42,168	697,175
2013	63,414	181,471	563,353	43,376	851,614

Segment earnings (losses): (A)
2015	$568	42,647	29,564	20,931	93,710
2014	2,812	37,092	42,935	15,204	98,043
2013	2,094	35,718	37,725	15,085	90,622

Segment assets: (B)
2015	$868,466	1,260,538	9,054,951	268,675	11,452,630
2014	746,051	1,250,629	8,933,274	257,568	11,187,522
2013	610,570	1,200,347	8,586,871	260,007	10,657,795

Notes to Table:

(A) Amounts exclude realized gains and losses on investments, net of taxes.
(B) Amounts exclude other unallocated assets.

Additional information concerning these industry segments is included in Note 13, Segment and Other Operating Information, of the accompanying consolidated financial statements.

Competition and Ratings

National Western operates in a mature and highly competitive industry. We compete with hundreds of life and health insurance company groups in the United States as well as other financial intermediaries such as banks and securities firms who market insurance products. Many of these companies are larger, have more substantial capital and technological resources, possess greater brand recognition, and maintain higher ratings. Competitors in international territories include Pan-American Life Insurance, American Fidelity Life Insurance, and Best Meridian Insurance while domestic market competitors include, among others, Allianz Life, American Equity Investment Life, Sammons Financial Group (Midland, NACOLAH), Security Benefit Life, Fidelity and Guaranty Life, Athene USA, Jackson National Life, Equitrust Life Insurance Company, Pacific Life, National Life Group (Life of the Southwest) and Forethought Financial Group. Competitive factors are primarily the breadth and quality of products offered, established positions in niche markets, pricing, relationships with distribution channels, commission structures, the perceived stability of the insurer, quality of underwriting and customer service, scale and cost efficiency. Operating results of life insurers are subject to fluctuations not only from this competitive environment but also due to economic conditions, interest rate levels and changes, performance of investments, and the maintenance of strong insurance ratings from independent rating agencies.

In order to compete successfully, life insurers focus initiatives toward distribution, technology, defined end market targets, speed to the market in terms of product development, and customer relationship management as ways of gaining a competitive edge. The Company's management believes that it competes primarily on the basis of its longstanding reputation for commitment in serving international markets, its financial strength and stability, and its ability to attract and retain distribution based upon product and compensation. With respect to sales to residents of international countries, the Company is of the opinion that the home office and website infrastructure to support languages other than English, and the knowledge needed to effectively underwrite risks outside of the United States is a significant barrier to entry for potential competitors.

Ratings with respect to financial strength are an important factor in establishing the competitive position of insurance companies. Financial strength ratings are generally defined as a rating agency’s opinion as to a company’s financial strength and ability to meet ongoing obligations to policyholders and contract holders. Accordingly, ratings are important to maintaining public confidence and impact the ability to market products. The following summarizes National Western's current financial strength ratings.

Rating Agency	Rating	Outlook

A.M. Best	A (Excellent)	Stable

Standard & Poor's	A (Strong)	Stable

A.M. Best has 16 financial strength ratings assigned to insurance companies which currently range from A++ (Superior) to F (In Liquidation). Standard & Poor’s has twenty-one financial strength ratings assigned to insurance companies ranging from “AAA” (Extremely Strong) to “R” (Regulatory Action). Both rating agencies further qualify their current ratings with outlook designations of “Positive”, “Stable”, and “Negative”.

A.M. Best and Standard & Poor’s ratings are an independent consideration of National Western’s claims paying ability and are not a rating of the company’s investment worthiness. Accordingly, such ratings are not recommendations to buy, sell or hold securities. The rating agencies formally review National Western and its rating on an annual basis with interim analysis performed as necessary. In June 2009, A.M. Best upgraded the company’s rating to “A” from “A-”. This was particularly noteworthy given the financial crisis backdrop that framed this time period and the number of companies that were negatively impacted, often significantly, during this time. In June 2010, Standard & Poor’s upgraded its outlook of the company from “negative” to “stable”. Generally speaking, as ratings are subject to revision or withdrawal at any time by the rating agency, there is no assurance that National Western's ratings will continue for a certain period of time. In the event the company's ratings are subsequently downgraded, the company's business may be negatively impacted.

Risk Management

Similar to other entities, the Company is exposed to a wide spectrum of financial, operational, and other risks as described in Item 1A “Risk Factors”. Effective enterprise risk management is a key concern for identifying, monitoring, measuring, communicating, and managing risks within limits and risk tolerances. The Company’s Board of Directors and senior management are knowledgeable of and accountable for key risks.  The full Board of Directors of the Company (as well as the Board of Directors of National Western) meets at least every other month and regularly hears reports from the President and Interim Chief Executive Officer, the Chief Financial Officer, the Chief Actuary (National Western), the Chief Investment Officer (National Western), and the Chief Legal Officer. In addition, the Board of Directors of the Company (including the Board of Directors of National Western) has several committees which include the Executive Committeee, the Audit Committee, the Investment Committee, and the Compensation and Stock Option Committee that regularly convene to address various aspects of risk.

Enterprise Risk Management (ERM) Governance Framework

Board of Directors and Sub-Committees of the Board
o
Company Senior Management
o
ERM Committees
o	o	o	o	o
Disclosure Committee	Asset/Liability Matching	Product Pricing/ Development	Compliance/Fraud Unit	Underwriting/ Claims
o	o	o	o	o
Corporate Risk Function
Insurance Risk	Market Risk	Credit Risk	Operational Risk	Strategy Risk
o	o	o	o	o
Lines of Business / Functional Areas

National Western maintains several management groups and committees that meet regularly to monitor, discuss and manage a variety of issues and risks associated with the business. These groups and committees include numerous areas such as regulatory compliance, financial reporting process and controls, fraud unit investigations, product spread management, cyber security, and business strategy. Key members of senior management are involved with these groups and committees providing direction and oversight and serve as a reporting liaison with the Company’s Board of Directors and sub-committees. In addition, the Internal Audit department reviews financial and operational risk exposures and reports directly to the Audit Committee of the Company concerning its independent reviews and assessments of management's efforts in these areas.

The Company maintains a system of disclosure controls and procedures, including internal controls designed to provide reasonable assurance that assets are safeguarded and transactions are properly authorized, executed and recorded. The Company recognizes the importance of full and open presentation of its financial position and operating results and to this end maintains a Disclosure Controls and Procedures Committee comprised of senior executives who possess comprehensive knowledge of the Company's business and operations.  This committee is responsible for evaluating disclosure controls and procedures and for the gathering, analyzing, and disclosing of information as required to be disclosed under the securities laws.  It assists the Chief Executive Officer and Chief Financial Officer in their responsibilities for making the certifications required under the securities laws regarding the Company's disclosure controls and procedures.  It ensures that material financial information is properly communicated up the Company's hierarchy to the appropriate person or persons and that all disclosures are made in a timely fashion.  This Committee reports directly to the Audit Committee of the Company.

National Western's product designs, underwriting standards and risk management techniques are utilized to protect against disintermediation risk and greater than expected mortality and morbidity risk. Disintermediation risk is limited through the use of surrender charges, certain provisions not allowing discretionary withdrawals, and market value adjustment features. Investment guidelines including duration targets, asset allocation tolerances and return objectives help to ensure that disintermediation risk is managed within the constraints of profitability criteria. Prudent underwriting is applied to select and price insurance risks and management regularly monitors mortality experience relative to its product pricing assumptions. Enforcement of disciplined claims management serves to further protect against greater than expected mortality.

A significant aspect of the company’s business is managing the linkage of its asset characteristics with the anticipated behavior of its policy obligations and liabilities, a process commonly referred to as asset-liability matching. National Western maintains an Asset-Liability Committee (“ALCO”) consisting of senior level members of National Western who assist and advise the Board of Directors in monitoring the level of risk National Western is exposed to in managing its assets and liabilities in order to attain the risk-return profile desired.  Certain members of the ALCO meet as frequently as necessary, to review and recommend for Board of Director ratification, current period interest crediting rates to policyholders based upon existing and anticipated investment opportunities. These rates apply to new sales and to products after an initial guaranteed period, if applicable. Rates are established after the initial guaranteed period based upon asset portfolio yields and each product’s required interest spread, taking into consideration current competitive market conditions.

Underwriters generally follow detailed policies and procedures to assess and quantify the risk of National Western's individual life products based on the age, gender, health, occupation and financial resources of the applicant and the amount of insurance applied for. As National Western maintains reinsurance treaties with several third party reinsurers, the majority of National Western's risk assessment policies have been established in conjunction with reinsurer policies and practices. National Western bases premiums and policy charges for individual life insurance on expected death benefits, surrender benefits, expenses and required reserves. Assumptions regarding mortality, interest rates, policy persistency, expenses, premium payment patterns and investment performance are embedded in the pricing of policies. Deviations of actual experience from pricing assumptions may positively or negatively impact the profitability of National Western's products.

Substantially all products available to residents of other countries contain a currency clause stating that premium and claim "dollars" refer to lawful currency of the United States.  Policy applications submitted through international insurance consultants are generally associated with individuals in upper socioeconomic classes who desire the stability and inflationary hedge of dollar denominated insurance products issued by National Western.  The favorable demographics of this group typically results in a higher average policy size, and persistency and claims experience (from natural causes) similar to that in the United States.  By accepting applications submitted on residents outside the United States, National Western is able to further diversify its revenue, earnings and insurance risk.

Insurance Product Liabilities

At December 31, 2015, the Company's total balance for liabilities pertaining to insurance products was $9.9 billion. These product liabilities are payable over an extended period of time for which National Western's product pricing includes in making certain assumptions. The profitability of insurance products depends on this pricing and differences between the company's expectations when the products are sold and the subsequent actual experience impacts future profitability.

Liabilities for insurance products are determined using standard actuarial tables and past experience. Accordingly, establishing reserves can be an uncertain process in some cases. The Company's financial results depend significantly upon the extent to which actual experience is consistent with the assumptions used in determining reserves and pricing National Western's products. If assumptions are incorrect with respect to future claims, future policyholder premiums and policy charges or the investment income derived from the assets supporting product liabilities, the Company would be required to increase its liabilities which would negatively affect operating results.

Reinsurance

National Western follows the industry practice of reinsuring (ceding) portions of its insurance risks with a variety of reinsurance companies. All reinsurance is yearly renewable term. The company does not use financial or surplus relief reinsurance. The use of reinsurance allows the company to underwrite policies larger than the risk it is willing to retain on any single life and to continue writing a larger volume of new business. New sales of life insurance products are reinsured above prescribed limits and do not require the reinsurer’s prior approval within certain guidelines. The maximum amount of life insurance the company normally retains is $500,000 on any one life. However, the use of reinsurance does not relieve National Western of its primary liability to pay the full amount of the insurance benefit in the event of the failure of a reinsurer to honor its contractual obligation. Consequently, the company avoids concentrating reinsurance risk with any one reinsurer and only participates in reinsurance treaties with reputable carriers. No reinsurer of business ceded by National Western has failed to pay policy claims (individually or in the aggregate) with respect to our ceded business. The company continuously monitors the financial strength of our reinsurers and has been able to obtain replacement coverages from financially responsible reinsurers when making changes. The company’s primary reinsurers as of December 31, 2015 were as follows.

Reinsurer	A.M. Best Rating	Amount of In Force Ceded (In thousands)

Hannover Life Reassurance Company (Florida)	A+	$1,949,180
SCOR Global Life Americas Reinsurance (Delaware)	A	1,395,381
RGA Reinsurance Company (Missouri)	A+	856,146
Mapfre Re (Spain)	A	664,346
SCOR Global Life S.E. Branch (France)	A	126,832
All others		53,609

		$5,045,494

Regulatory and Other Issues

Regulation. The Company's insurance business is subject to comprehensive state regulation in each of the states it is licensed to conduct business. The laws enforced by the various state insurance departments provide broad administrative powers with respect to licensing to transact business, licensing and appointing agents, approving policy forms, regulating unfair trade and claims practices, establishing solvency standards, fixing minimum interest rates for the accumulation of surrender values, and regulating the type, amounts, and valuations of permitted investments, among other things. National Western is required to file detailed annual statements with each of the state insurance supervisory departments in which it does business. Annually, the company’s board-appointed qualified actuary must submit an opinion to state insurance regulators where the company is licensed to do business on whether the statutory assets held backing the statutory reserves are sufficient to meet contractual obligations and related expenses of the insurer. If an opinion cannot be rendered noting the sufficiency of assets, the company is required to establish additional statutory reserves which draw from available statutory surplus until the time such an opinion can be furnished.

National Western's operations and financial records are subject to examination by these departments typically at regular intervals but may be examined at any time. Statutory financial statements are prepared in accordance with accounting practices prescribed or permitted by the Colorado Division of Insurance, the company's principal insurance regulator. Prescribed statutory accounting practices are largely dictated by the Statutory Accounting Principles adopted by the National Association of Insurance Commissioners ("NAIC"). The company's most recent Colorado statutory financial examination covered the five year period ended December 31, 2012, and resulted in no financial statement adjustments and no material deficiencies were found. The NAIC, as well as state regulators, continually evaluates existing laws and regulations pertaining to the operations of life insurers. To the extent that initiatives result as a part of this process, they may be adopted in the various states in which the company is licensed to do business. It is not possible to predict the ultimate content and timing of new statutes and regulations adopted by state insurance departments and the related impact upon the company's operations although it is conceivable that they may be more restrictive.

The NAIC has developed a principles-based approach for establishing reserves for life insurance products. This approach is designed to improve reserving for products for which the current formula requirement for reserves may not accurately reflect the risks or costs of the obligations to insurers. The NAIC's Standard Valuation Law must be enacted by a minimum number of states representing a minimum level of premium volume in order for the principles-based approach to become effective. This may be as soon as January 1, 2017 with a three year phase-in period and would be prospective (applying only to new business). The timing and effect of these changes is still uncertain.

The NAIC has also enacted the Own Risk and Solvency Assessment ("ORSA") model act which requires insurers to make a formal assessment of the adequacy of their risk management and current and future solvency positions. National Western's state of domicile, Colorado, has just recently proposed a bill recommending adoption of the ORSA Model Act which when effective would subject the company to filing annual ORSA reports with the Colorado Division of Insurance. Based upon the timing of the current bill proposal, it is expected the company would begin filing ORSA reports in 2017.

Each state has insurance guaranty association laws under which insurers doing business in a state can be assessed contributions, up to prescribed limits, in order to cover contractual benefit obligations of insolvent insurance companies. The state guaranty associations levy assessments on each insurer on the basis of their proportionate share of the premiums written in the lines of business in which the insolvent insurer had been engaged. Some states permit the member insurers to recover the assessments paid through full or partial premium tax offsets.

National Western is also subject to the laws and regulations of states and other jurisdictions concerning the identification, reporting, and escheatment of unclaimed or abandoned funds. Compliance with these requirements is subject to audit and examination by state regulators.

State insurance laws and regulations contain numerous provisions pertaining to the marketplace activities of insurers, including various provisions governing the form and content of disclosures made to consumers, policy illustrations, advertising material, sales practices and handling of policyholder complaints. State regulatory authorities enforce these prerequisites through periodic market conduct examinations.

Given the ongoing legislative developments concerning insurance industry regulation, the NAIC and state regulators continue to revisit existing laws and statutes focusing on matters involving insurance company investments and solvency, market conduct, risk-adjusted capital measurements, enterprise risk management guidelines, interpretations of current laws, and creation of new laws. The Company does not believe the adoption of any of the current NAIC initiatives will have a material adverse impact on its operations; however, the Company cannot predict the form of any future proposals or regulation.

The Company’s business is also affected by U.S. federal, state and local tax laws. Although the federal government does not directly regulate the life insurance industry, federal measures previously considered or enacted by Congress, if revisited, could affect the insurance industry and the Company's business. These measures include the tax treatment of life insurance companies and life insurance products, as well as changes in individual income tax structures and rates. Even though the ultimate impact of any of these changes, if implemented, is uncertain, the persistency of National Western's existing products and the ability to sell products could be materially affected.

The Company is subject to federal and state laws and regulations that require financial institutions and other businesses to protect the security and confidentiality of personal information, including health-related and customer information, and to notify their customers and other individuals of their policies and practices relating to the collection and disclosure of health-related and customer information. Federal or state laws or regulations also provide additional protections regarding the use and disclosure of certain information such as social security numbers; require notice to affected individuals, regulators, and others if there is a breach of the security of certain personal information; require financial institutions to implement effective programs to detect, prevent, and mitigate identity theft; and prescribe the permissible uses of certain financial information, including customer information and consumer report information.

Despite having been in place for several years, many of the key rules of the Dodd-Frank legislation have yet to be formalized, some of which may have an impact on insurers. To date, the Federal Insurance Office (FIO) has been established to accumulate information about the insurance industry. Its current mandate is very broad and covers a wide variety of topics although it is not empowered with any general regulatory authority over insurers.

The USA Patriot Act of 2001 ("Patriot Act") amended the Money Laundering Control Act of 1986 and the Bank Secrecy Act of 1970 to expand anti-money laundering ("AML") and financial transparency laws applicable to financial services companies, including insurance companies. Among other things, the Patriot Act seeks to identify parties involved in terrorism, money laundering or other illegal activities. The Company has adopted AML programs that include policies, procedures and controls to detect and prevent money laundering.

In April 2015, the U.S. Department of Labor (“DOL”) released a proposed regulation accompanied by new class exemptions and proposed amendments to long-standing exemptions from the prohibited transaction provisions under ERISA. The initial comment period for the proposed rules ended on July 21, 2015. After hearings in August 2015, the DOL re-opened the comment period until September 24, 2015. It is expected that the DOL will promulgate final rules in 2016. If enacted, the rules will redefine who would be considered a “fiduciary” for purposes of transactions with qualified plans, plan participants and Individual Retirement Accounts. We cannot predict the exact nature and scope of any new final rules or their impact on the Company's business; however, the new rules may effectively impose limits on interactions with existing and prospective customers in our annuity line of business and increase compliance costs.

Risk-Based Capital Requirements. In order to enhance the regulation of insurer solvency, the NAIC established risk-based capital ("RBC") requirements to help state regulators monitor the financial strength and stability of life insurers by identifying those companies that may be inadequately capitalized. Under the NAIC's requirements, each insurer must maintain its total capital above a calculated threshold or take corrective measures to achieve the threshold.  The threshold of adequate capital is based on a formula that takes into account the amount of risk each company faces on its products and investments.  The RBC formula takes into consideration four major areas of risk which are: (i) asset risk which primarily focuses on the quality of investments; (ii) insurance risk which encompasses mortality and morbidity risk; (iii) interest rate risk which involves asset-liability matching issues; and (iv) other business risks.  For each category, the RBC requirements are determined by applying specified factors to various assets, premiums, reserves, and other items, with the factor being higher for items with greater underlying risk and lower for items with less risk. The standards require life insurers to submit a report to state regulators on an annual basis regarding their risk-based capital.

The RBC requirements provide for four levels of regulatory attention, varying with the ratio of the insurer's ratio of total adjusted capital to its RBC as measured on December 31 of each year. In addition, the RBC requirements provide for a trend test if an insurer's total adjusted capital falls to a certain range of its ratio relative to its RBC as of the end of the year. National Western's statutory capital and surplus at December 31, 2015, was significantly in excess of the threshold RBC requirements for regulatory attention and trend test analysis.

Effects of Inflation. The rate of inflation as measured by the change in the average consumer price index has not had a material effect on the revenues or operating results of the Company during the three most recent fiscal years.

Employees.  National Western had 261 employees as of December 31, 2015, substantially all of which worked in the company’s home office in Austin, Texas. None of the employees are subject to collective bargaining agreements governing their employment with the company.

Available Information

The Company files periodic and current reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). These reports, including information in this report filed on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to the above reports, are accessible free of charge through the SEC's website (www.sec.gov) or may be viewed by visiting the SEC's Public Reference Room in Washington, D.C.

The Company's press releases, financial information, and reports filed with the SEC are available online free of charge at the Company's website: www.nationalwesternlife.com. Reports filed with or furnished to the SEC will be available as soon as reasonably practicable after they are filed with or furnished to the SEC. The information located on the Company's website is not part of this or any other report filed with or furnished to the SEC.

ITEM 1A. RISK FACTORS

Company performance is subject to varying risk factors including general business and financial risk. Any or all of these risks could have a material adverse effect on the business, financial condition or results of the Company or cause the trading price of the Company's Class A common shares (ticker symbol "NWLI") to decline materially. This section provides an overview of possible risk exposures at this point in time that could impact Company performance in the future. Many of these risks are interrelated and could occur under similar business and economic conditions, and in turn prompt the emergence or amplify the effect of others. While these scenarios do not represent expectations of future experience, they are intended to illustrate the potential impacts if any of the following risks were to manifest into actual occurrences.

Difficult conditions globally and in the U.S. economy may materially adversely affect our business and results of operations.

The Company’s results from operations can be materially affected by economic conditions both in the U.S. and elsewhere around the world. Even under relatively beneficial market conditions, demand for our insurance and products, as well as our investment returns, are sensitive to fixed income, equity, real estate and other fluctuations and overall economic and political conditions. General factors such as credit availability, willingness of business to invest, consumer spending, financial market conditions and inflation affect the Company's business. Demand for our products and ultimately the profitability of our business may be adversely affected by anemic activity in any or all of these areas. Our current policyholders may opt to defer or stop paying insurance premiums. High interest rates or inflation could induce those holding interest-sensitive life insurance and annuity products of the Company to begin an elevated level of discretionary withdrawals of policy funds. Conversely, low interest rates and inflation could cause persistency of our products to vary from that anticipated and adversely affect profitability. In addition, changing economic conditions may serve to create unfavorable public perception of financial institutions and influence policyholder behavior. Changes as detailed above could negatively affect our net income and have a material effect on our business, results of operations and financial condition. The Company cannot foretell the occurrence of economic trends or the timing of changes in such trends.

Our investment portfolio is subject to several risks which may lessen the value of invested assets and the amounts credited to policyholders.

The Company primarily invests monies received in investment grade, fixed income investment securities in order to meet its obligations to policyholders and provide a return on its deployed capital. Accordingly, our business is exposed to customary risks of debt markets including credit defaults and changes in fair value. Adverse market conditions can affect the liquidity and value of our investments and we are subject to the credit risk that issuers of these securities may default on principal and interest payments, particularly in the event of an ongoing downturn in the economic and/or business climate. A ratings downgrade affecting issuers of particular securities could worsen the credit quality of our investments and could increase the amount of capital we must hold to maintain our risk-based capital levels which are monitored by regulators and rating agencies. At December 31, 2015, approximately 1.6% of the Company’s $10.0 billion fixed income securities portfolio was comprised of issuers who were investment grade at the time the Company acquired them but were subsequently downgraded for various reasons. A substantial increase in defaults from these or other issuers could negatively impact the Company’s financial position and results of operations.

For the Company’s fixed-index products, over the counter derivative instruments (index options) are purchased from a number of highly-rated counterparties to fund the index credit to policyholders. These index options consist primarily of one-year call options. Market conditions could cause these instruments to not perform as intended or expected and result in higher realized losses and unforeseen stresses on liquidity. They may also limit the availability of these hedging instruments or further increase the cost of executing product related hedges which may be difficult to recover in the pricing of our underlying products. Amounts that the Company expects to collect under derivative contracts are subject to counterparty risk. In the event that any of these counterparties fails to meet their contractual obligations under these derivative instruments, the Company would be financially at risk for providing the credits due that the counterparty reneged on. The Company attempts to offset this risk through careful credit evaluation of counterparties, diversification of holdings among numerous institutions, and use of credit support agreements requiring counterparties to provide collateral at specified threshold levels. The failure of counterparties to perform could negatively impact the Company’s financial strength and reduce the Company’s profitability.

The concentration of the Company's portfolio in any particular issuer, asset classes, industries, or geographic areas could have an adverse effect on our investment portfolios and, therefore, the Company's results of operations and financial position. In order to minimize this risk, the Company's investment guidelines contain maximum exposure thresholds to concentrations of risk in order to promote a broadly diversified portfolio. Disruptions in individual market sectors within our investment portfolio could result in significant realized and unrealized losses. During 2015, the energy sector experienced sizable declines in prices increasing the unrealized loss profile of our bond investment portfolio. If energy and other commodity prices remain low for longer lengths of time, we could experience additional losses in our portfolio.

Significant financial and credit market volatility, changes in interest rates and credit spread margins, credit defaults, market illiquidity, declines in equity prices, ratings downgrades of the issuers of debt securities, and declines in general economic conditions, either singularly or in combination, could have a material adverse impact on the Company's results of operations and financial condition through realized losses, impairments, and changes in unrealized loss positions.

The determination of valuation and impairments of fixed income securities include estimations and assumptions that are subjective and prone to differing interpretations and could materially impact our results of operations or financial condition.

The Company makes assumptions regarding the fair value and expected performance of its investments. During periods of market disruption and volatility, it becomes more difficult to evaluate securities, particularly if trading becomes less frequent or market data becomes less observable. Fair value of certain securities may be based upon one or more significant unobservable inputs even in typical market conditions. As a result, valuations may include inputs and assumptions that are less observable or require greater estimation and judgment as well as valuation methods which are more complex. These values may not be ultimately realizable in a market transaction and may change rapidly as market conditions change and assumptions are modified. We also consider a wide range of factors about security issuers in evaluating the cause of a decline in the estimated fair value of a security and in assessing the prospects for recovery. Inherent in this evaluation are assumptions about the operations of the issuer and its future earnings potential. Such evaluations are revised as conditions change and new information becomes available.

The decision on whether to record an other-than-temporary impairment is determined by our assessment of the financial condition and prospects of a particular issuer, projections of future cash flows and recoverability as well as our ability and intent to hold the securities to recovery or maturity. Expectations that the Company's investments in corporate debt securities will continue to perform in accordance with their contractual terms are based on evidence gathered through our normal credit surveillance process. However, historical trends may not be indicative of future impairments and our conclusions concerning the recoverability of any particular security’s market price could ultimately prove to be invalid as facts and circumstances change. Rapidly changing and unprecedented credit market conditions make it possible that issuers of the Company's investments in corporate securities and/or debt obligations will perform worse than current expectations. Consequently, there can be no assurance that we have accurately assessed the level of impairments in our financial statements or that additional impairments may not need to be taken in the future. It is also possible that unanticipated events may lead the Company to dispose of such investments and recognize the effects of any market movements in its financial statements.

We are subject to changing interest rates and credit spreads, market volatility, and general economic conditions which may affect the risk and returns on both our investment portfolio and our products.

We are exposed to significant capital market risk related to changes in interest rates. Our investment performance, including yields and realization of gains and losses, may vary depending on economic and market conditions. Substantial and sustained changes, up or down, in market interest rate levels can materially affect the profitability of our products, the market value of our investments, and ultimately the reported amount of stockholders’ equity.

A rise in interest rates will increase the net unrealized loss position of our investment portfolio and may subject the Company to disintermediation risk. Disintermediation risk is the risk that in a change from a period of low interest rates to a period of significantly higher and increasing interest rates policyholders may surrender their contracts or make early withdrawals in order to increase their returns, requiring the Company to liquidate investments in an unrealized loss position (i.e. the market value less than the carrying value of the investments). The Company manages its liabilities and configures its investment portfolio so as to provide and maintain sufficient liquidity to support expected withdrawal demands. If the Company experiences unexpected withdrawal or surrender activity, it could exhaust liquid assets and be forced to liquidate other assets at a loss or on other unfavorable terms. With respect to fixed income security investments the Company maintains in an “Available for Sale” category, rising interest rates will cause declines in the market value of these securities. These declines are reported in our financial statements as an unrealized investment loss and a reduction of stockholders’ equity.

There may be occasions where the Company could encounter difficulty selling some of its investments due to a lack of liquidity in the marketplace. If the Company required significant amounts of cash during such a period, it may have difficulty selling investments at attractive prices, in a timely manner or both.

Significant changes in interest rates expose insurance companies to the risk of not realizing the anticipated spread between the interest rates earned on investments and the credited rates paid on in force policies and contracts. A decline in interest rates could expose the Company to reduced profitability due to minimum interest rate guarantees that are required in our products by regulation. When interest rates decline or remain low, as has been the case in recent years, we have to reinvest investment portfolio cash proceeds in lower-yielding instruments, further reducing investment income. As a key component of profitability, a narrowing of investment spreads (“spread compression”) could negatively affect operating results. Although the Company has the ability to adjust the rates credited on products in order to maintain our required investment spread, a significant decline in interest rate levels could affect investment yields to the point where the investment spread is compromised due to minimum interest rate guarantees. In addition, the potential for increased policy surrenders and cash withdrawals, competitor activities, and other factors could further limit the Company’s ability to maintain crediting rates on its products at levels necessary to avoid sacrificing investment spread.

When interest rates rise, the Company may not be able to replenish assets in its investment portfolio as rapidly with higher-yielding investments needed to fund/support the higher interest rates necessary to have its product offerings for sale remain competitive. Conversely, a prolonged period during which interest rates remain at lower levels may cause policies to remain in force for longer periods than anticipated in our pricing exposing the Company to additional spread compression and potentially greater claim costs than expected.

Due to regulatory and information system support considerations, delays may occur between the time the Company analyzes the need to make changes in the rates it credits on its products and other assumptions used for product pricing and the time the Company is able to reflect these changes in it products available for sale. These delays could negatively impact the long-term profitability of product sales during the interim period.

Changes in interest rates may also impact the Company's business in other ways. The Company's expectation for future interest earnings and spreads is an important component in determining the amortization of deferred policy acquisition costs ("DPAC") and deferred sales inducements ("DSI"). Significantly lower interest earnings or spreads may cause the Company to accelerate its amortization of DPAC and DSI thereby reducing net income in a reporting period. Additionally, during periods of declining interest rates, life insurance and annuity products may be relatively more attractive savings alternatives to consumers resulting in increased premium payments on products with flexible premium features, repayment of policy loans, or otherwise a higher persistency of policies remaining in force from year-to-year during a period when the Company's investments carry lower returns.

The profitability of the Company’s fixed-index products linked in part to market indices is significantly affected by the cost of underlying call options purchased to fund the credits owed to contract holders selecting this form of interest crediting. If there are little or no gains on the call options purchased over the expected life of these fixed-index products, the Company would incur expenses for credited interest over and above the option costs. In addition, if the Company does not successfully match the terms of the underlying call options purchased with the terms of the fixed-index products, the index credits could exceed call option proceeds. This would serve to reduce the Company’s spread on the products and decrease profits.

We are subject to incurring difficulties in marketing and distributing our products through our current and future distribution channels.

The Company distributes its life and annuity products through independent broker-agents and consultants. These product distributors are not captive and may sell products of competitors of the Company. There is substantial competition, particularly in the Company’s domestic market, for independent broker-agents with the demonstrated ability to market and sell insurance products. Competition for these individuals or organizations typically centers on company reputation, products and their features, compensation, home office support services and the insurer’s financial position and independent strength ratings. Competitiveness for such individuals and organizations also depends upon the relationships the Company develops with them. An interruption in key relationships could materially affect our ability to market products. Distributors may also elect to reduce or terminate their distribution relationships with the Company at any time. We are further at risk that key distribution partners may change their mode of conducting business that affects how our products are sold. The Company’s future sales and financial condition are dependent upon avoiding significant interruptions in attracting and retaining independent broker-agents and consultants.

As technology continues to evolve, such as the use of so called "robo-advisors", comparison of a particular product of any company for a particular customer with competing products for that customer will become more readily available, which could also lead to increased competition as well as affecting agent, consultant and customer behavior.

We are subject to a downgrade in our financial strength ratings which may negatively affect our ability to attract and retain independent distributors, make our products less attractive to consumers, and may have an adverse effect on our operations.

Financial strength ratings are important criteria in establishing the competitive position of insurers. While financial strength ratings are not a recommendation to buy the Company's products, these ratings are important to maintaining public confidence in the Company, its products, and its competitive position. Ratings generally reflect the rating agencies’ quantitative and qualitative view of a particular company’s financial strength, operating performance, and ability to meet its obligations to policyholders. However, since some of the rating factors often relate to the particular and subjective views of the rating agency, their independent economic modeling, the general economic climate, and other circumstances, these are largely outside of the insurer’s control. Accordingly, we cannot predict with any certainty what actions rating agencies may take.

A downgrade in our financial strength rating, or an announced potential downgrade, could potentially affect our competitive position making it more difficult to market our products vis-à-vis competitors with higher financial strength ratings, and/or hurt our relationships with distributors, reinsurers and other business partners. In extreme situations, a significant downgrade action by one or more rating agencies could cause a decrease in the sale of our products, prompt defections within our independent sales force, and induce existing policyholders to cancel their policies and withdraw funds from the Company. Currently, the major rating agencies, including A.M. Best and Standard & Poor’s, maintain stable outlooks on the U.S. life insurance industry. Regardless of their current view, these rating agencies could revise their benchmarks regarding levels of capital, earnings, and other metrics that align with particular rating levels and impact their rating assessments of U.S. life insurance companies. These events could have a material adverse effect on our financial position and liquidity.

We are subject to competition from new sources as well as companies having substantially greater financial resources, higher ratings, and more expansive product offerings which could have an adverse impact upon our business levels and profitability.

Life insurance is a mature and highly competitive industry. Our ability to compete is based upon a variety of factors including financial strength ratings, competitive products, quality of service, scale, and distribution capacity. There has been considerable consolidation among companies in the insurance and financial sectors resulting in large, well-capitalized entities that offer products comparable to the Company who have greater market share or breadth of distribution, higher financial strength ratings, and offer a broader range of products and services. Frequently, these larger organizations are not domiciled in the United States or are financial services entities attempting to establish a position in the insurance industry. These larger competitors often enjoy better name recognition and economies of scale which produce lower operating costs and the wherewithal to absorb greater risk allowing them to price products more competitively and, in turn, attract independent distributors. Such competition could result in lower sales or higher lapses of existing products. In addition, since the actual cost of products is not precisely known when they are sold, the Company is exposed to competitors who may sell products at prices that do not cover actual costs. Consequently, the Company may encounter additional pricing pressures to lower prices for similar products and be challenged to maintain market share, profit margin targets and profitability criteria. Due to these competitive forces, the Company may not be able to effectively compete without negative affects on our financial position and results of operations.

We are subject to regulation, changes to existing laws, and investigations that may affect our profitability or means of operations.

The Company is subject to extensive laws and regulations which are complex and subject to change. In addition, these laws and regulations are enforced by a number of different authorities including, but not limited to, the National Association of Insurance Commissioners ("NAIC"), individual state insurance regulators, the Securities and Exchange Commission ("SEC"), state attorney generals, and the U.S. Department of Justice. Compliance with these laws and regulations is time consuming and any changes may materially increase our compliance costs and other expenses of doing business. The regulatory framework at the state and, increasingly, federal level pertaining to insurance products and practices is advancing and could affect not only the design of our products but our ability to continue to sell certain products.

The Company is subject to government regulation in each of the states in which it conducts business with such regulation vested in state agencies having broad administrative power dealing with many aspects of the Company's business. Regulators oversee matters relating to sales practices, policy forms, claims practices, types and amounts of investments, reserve adequacy, insurer solvency, minimum amounts of capital and surplus, transactions with related parties, and payments of dividends. At any given time, the Company may be subject to a number of financial, market conduct, or other examinations or audits. These examinations or audits may result in payment of fines and penalties as well as changes in systems or procedures, any of the which could have a material adverse effect on the Company's financial condition or results of operations. Other NAIC or state insurance regulator actions, such as the adoption of principles-based reserving or changes to RBC calculations, may adversely impact our business from time to time.

Life insurer products generally offer tax advantages to policyholders via the deferral of income tax on policy earnings during the accumulation phase of the product, be it an annuity or a life insurance product, as compared to other savings instruments such as certificates of deposit and taxable bonds. Taxes are payable on income attributable to a distribution under a policy/contract for the year in which the distribution is made as opposed to the current taxation of other savings instruments. In addition, death benefit proceeds maintain a tax-free status. Periodically, Congress has considered legislation that would reduce or eliminate this tax advantage inherent to the life insurance industry and subject the industry’s products to treatment more equivalent with other investments. In the event that the tax status of life insurance products is revised or reduced by Congress all life insurers would be adversely impacted.

Insurance companies that do business in a particular state are subject to assessment up to certain prescribed limits by that state’s insurance guaranty association to provide funds to help pay for policyholder losses or liabilities of insolvent insurance companies. The financial crisis of 2008 and 2009 weakened the financial condition of numerous insurers, including insurers already in the state of receivership, thus increasing the risk of sparking guaranty fund assessments. As the amount and timing of assessments by state insurance guaranty associations is outside of the Company’s control, the liabilities provided for these potential assessments in our financial statements may differ from the amounts ultimately assessed.

In 2010, the Dodd-Frank Act (“Dodd-Frank”) was enacted into law. Dodd-Frank calls for expansive changes in the regulation and oversight of the financial industry intended to provide for greater supervision of financial industry entities, reduction of risk in banking practices and in securities and derivatives trading, enhancement of public company corporate governance practices and executive compensation disclosures, and greater protections to individual consumers and investors. Numerous provisions of Dodd-Frank require adoption of implementing rules and/or regulations. The process of adopting these have been delayed beyond the timeframes imposed by Dodd-Frank. Dodd-Frank established a Federal Insurance Office with the Department of Treasury. The director of this office is required to conduct a study on how to modernize and improve the system of insurance regulation in the United States, accomplished by increased national uniformity through either a federal charter or effective action by the states. Until various final regulations are defined, the full impact of the regulations on the Company will remain unclear. Legislative or regulatory requirements imposed may impact the Company in a variety of ways including placing the Company at a competitive disadvantage relative to its competition or other financial service entities, changing the competitive framework of the financial services sector and/or life insurance industry, making it more expensive for the Company to conduct its business, or requiring the reallocation of Company resources to legal and compliance-related activities. Consequently, the impact of Dodd-Frank on the Company, as well as that on the financial industry and economy cannot be determined until all the rules and regulations called for under the Act have been finalized and implemented.

In April 2015, the Department of Labor ("DOL") released a proposed regulation, accompanied by new class exemptions and proposed amendments to long-standing exemptions from the prohibited transaction provisions under ERISA, and it is expected that the DOL will promulgate final rules in 2016. If enacted, the rules will redefine who would be considered a “fiduciary” for purposes of transactions with plans, plan participants and IRAs. We cannot predict the exact nature and scope of any new final rules or their impact on the Company's business. However, the new rules may effectively impose limits on interactions with existing and prospective customers in our life insurance and annuities businesses. In addition, we may experience increased costs if we need to adapt our technology and operational infrastructure to meet disclosure and compliance requirements under the proposed rules. Our compliance with the proposed rules could lead to a loss of customers and revenues, and otherwise adversely affect our business, results of operations, cash flows and financial condition.

The Company's operations are centralized at its Austin, Texas location and it is licensed to do business in forty-nine states (except New York) and various other U.S. territories and possessions and is regulated by the insurance departments in each of these locations. Although not otherwise licensed, the Company also accepts applications from and issues dollar-denominated policies to residents outside of the United States. From time to time insurance regulators in these non-U.S. locations have sought to exercise regulatory authority over the Company including the imposition of substantial penal fines. Although these non-U.S. regulators have no jurisdiction over the Company and any actions, including fines, would be unenforceable against the Company, the threat of regulatory action could impede the submission of future applications from residents in these locations. The Company's future sales and financial condition are dependent upon avoiding significant interruptions in receiving applications from residents outside of the United States.

The Brazilian authorities have commenced an investigation into possible violations of Brazilian criminal law in connection with the issuance of the Company's insurance policies to Brazilian residents, and in assistance of such investigation a Commissioner appointed by the U.S. District Court for the Western District of Texas has issued a subpoena upon the Company to provide information relating to such possible violations.  No conclusion can be drawn at this time as to its outcome or how such outcome may impact the Company's business, results of operations or financial condition.  The Company is cooperating with the relevant governmental authorities in regard to this matter.  For the year ended December 31, 2015, the Company generated approximately $40.6 million of life insurance premiums and contract revenues from policies issued to Brazilian residents, which represented approximately 20.4% of total life insurance premiums and contract revenues. In the event that the ultimate outcome of the investigation were to adversely affect the Company's life insurance premiums and contracts revenues from policies issued to Brazilian residents, the loss of such revenues and premiums could have a material adverse effect on the Company's business, results of operations and financial condition.  See “Legal Proceedings” in Item 3 of Part I of this report.
Changes in accounting standards issued by standard-setting bodies may adversely affect our financial statements and affect the management of business operations.

The Company’s financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) as delineated in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“FASB ASC”). GAAP is subject to constant review by various policy-setting organizations to address emerging accounting rules and issue interpretative accounting guidance. From time to time, the Company is required to adopt new or revised accounting standards or guidance that has been integrated into the FASB ASC. For example, the FASB has an ongoing project to revise the accounting standards for insurance contracts. While the final resolution of changes to GAAP from this particular project is unclear, future accounting standards required to be adopted could possibly change the current accounting treatment that the Company uses in its consolidated financial statements and such changes could possibly have a material adverse effect on our financial position and results of operations.

In addition, the FASB is in the process of working on several projects with the International Accounting Standards Board (“IASB”) which could produce significant changes as GAAP converges with International Financial Reporting Standards (“IFRS”). These projects include how the Company accounts for its insurance contracts and financial instruments and how its financial statements are prepared and presented. The SEC has proposed at various points in time that filers in the U.S. be required to report financial results in accordance with IFRS as issued by the IASB rather than GAAP. Despite the the uncertainty of the ongoing deliberations involving convergence of GAAP and IFRS, adoption of IFRS would be a complete change to the Company's accounting and reporting. The changes to GAAP and the ultimate conversion to IFRS would invoke new demands on public companies in the areas of governance, internal controls, employee training, and disclosure and will likely affect how business operations are managed. The Company is unable to predict whether, and if so, when this proposal will be adopted and/or implemented.

The Company is also required to comply with statutory accounting principles ("SAP") which are subject to constant review by the NAIC and related task forces and committees. Various proposals either are currently or have been previously pending before the NAIC. The Company cannot predict whether or in what form reforms will be enacted by state legislatures and whether the enacted reforms will positively or negatively affect the Company.

We may be subject to unfavorable judicial developments, including the time and expense of litigation, which potentially could affect our financial position and results of operations.

Financial services companies are frequently targets of legal proceedings, including class action litigation. In the ordinary course of business, we are involved in various legal actions common to the life insurance industry, some of which may occasionally assert claims for large amounts. Companies in the life insurance and annuity lines of business have encountered litigation pertaining to allegations of improper sales practices in connection with the sale of life insurance, improper product design and disclosures, marketing unsuitable products to customers especially in the senior market, bad faith in the handling of insurance claims, and other similar pleas. Some of these proceedings have been brought on behalf of various alleged classes of complaintants. In addition, life insurance companies are subject to risk of errors and misconduct of the agents selling their products for fraud, non-compliance with policies and recommending products or transactions that are not suitable in a particular situation. Often these legal proceedings have involved plaintiffs seeking large and/or indeterminate amounts and resulted in the award of substantial amounts disproportionate to the actual damages including material amounts of punitive compensatory or exemplary damages. In some states, judges and juries have substantial discretion in awarding punitive and compensatory damages which creates the potential for material adverse judgments or awards. In the event of an unfavorable outcome in one or more matters, the ultimate liability may be in excess of the liabilities established in the Company's accounts.

Legal liability or adverse publicity emanating from current or future legal actions, whether or not they actually involve the Company, could have an adverse effect on us or cause us reputational harm, which could, in turn, impair our prospective business. Given the inherent unpredictability of litigation, and the potential complexity and scope of such actions, there can be no assurance that such litigation, current or in the future, will not have a material adverse effect on the Company’s results of operations or cash flows in any particular reporting period. In addition, such matters may become more frequent and/or severe in the event that general economic conditions deteriorate.

We could be liable with respect to liabilities ceded to reinsurers if the reinsurers fail to meet the obligations assumed by them.

The Company cedes material amounts of insurance to other unaffiliated insurance companies through reinsurance. New sales of life products are reinsured within prescribed limits and do not require the reinsurer's prior approval within certain guidelines. The Company's maximum retention limit on an insured life is $500,000. However, these reinsurance arrangements do not fully discharge the Company’s obligation to pay benefits on the reinsured business. If a reinsurer fails to meet its obligations, the Company would be forced to cover these claims. In addition, if a reinsurer becomes insolvent, it may cause the Company to lose its reserve credits on the ceded business which require the establishment of additional reserves. To mitigate the risks associated with the use of reinsurance, the Company carefully monitors the ratings and financial condition of its reinsurers on a regular basis and attempts to avoid concentration of credit risks by spreading its business among several reinsurers in order to diversify its risk exposure.

The Company's ability to be competitive is affected by the availability of reinsurance. The availability and cost of reinsurance protection are impacted by our operating and financial performance as well as conditions beyond our control. In recent years, the number of life reinsurers has decreased as the reinsurance industry has consolidated. The lower number of life reinsurers has resulted in increased concentration of risk for insurers. If the cost of reinsurance were to increase or become unavailable, the Company could be adversely impacted.

We are subject to policy claims experience which can fluctuate from period to period and vary from past results or expectations.

The Company’s earnings are significantly influenced by policy claims received and will vary from period to period depending upon the amount of claims incurred. In any given quarter or year, there is very limited predictability of claims experience. The liability established for future policy benefits is based upon a number of different factors. Our mortality experience could be adversely impacted by a catastrophic event such as a natural disaster, terrorist attack or pandemic event. Significant deviations in actual experience from pricing assumptions could have an adverse effect on the profitability of our products. Some of the Company's products permit premium increases or adjustment of other charges or credits during the life of a policy, but the adjustments permitted under the terms of the policies may not be sufficient to maintain profitability or may induce policies to lapse. Many of our products do not permit us to increase premiums or adjust other charges and credits or otherwise limit the adjustments we can make during the life of a policy. There may be instances in which we may be not be able or willing to raise premiums or adjust other charges sufficiently for competitive reasons. Consequently, in the event our future claim experience does not match our past results or pricing assumptions, our operating results could be materially and adversely affected.

We are subject to assumption inaccuracies regarding future mortality, persistency, and interest rates used in determining deferred policy acquisition costs which may require us to accelerate our amortization.

In the course of business, the Company makes certain assumptions regarding mortality, policy persistency, expenses, interest rates, business mix, investment performance and other factors concerning the type of business experience expected in future periods. Deferred policy acquisition costs ("DAC") and deferred sales inducement ("DSI") amounts are calculated using a number of these assumptions. DAC represent costs that vary with and are primarily related to the acquisition of new insurance and annuity contracts while DSI represents first year bonus interest amounts that are credited to policyholder account balances as an inducement to purchase the policy. Both are amortized over the expected lives of the policies. Amortization is dependent upon actual and estimated future gross profits ("EGP") generated by the lines of business that incurred the related expenses and are amortized over the expected lives of the corresponding contracts. The principal assumptions for determining EGP are mortality, persistency, expenses, investment returns (including capital gains and losses on assets supporting contract liabilities, and interest crediting rates to contractholders. DAC and DSI recorded on the consolidated balance sheet are tested to determine if they are recoverable under current assumptions. The estimates and assumptions used to amortize these deferred costs proportional to expected gross profits are also regularly reviewed. Due to the uncertainty associated with establishing these assumptions, the Company cannot, with precision, determine the exact pattern of profit emergence. Updates to these assumptions (commonly referred to as "unlocking") could result in an acceleration of amortization of DAC and DSI. Accordingly, actual results could differ from the related assumptions which could have a material and adverse impact on the Company’s operating results.

Assumptions and estimates involve judgment, and by their nature are imprecise and subject to changes and revisions over time. The Company's results may be affected, positively or negatively, by actual results differing from assumptions, by changes in estimates, and by changes resulting from implementing more sophisticated administrative systems and procedures that facilitate the calculation of more precise estimates.

Occurrence of natural or man-made disasters and catastrophes could adversely affect our ability to conduct business operations and the financial condition and results of operations.

The occurrence of natural disasters and catastrophes, including earthquakes, hurricanes, floods, tornadoes, fires, explosions, pandemic disease and man-made disasters, including acts of terrorism and military actions, could adversely affect the financial condition or results of operations of the Company. Such disasters and catastrophes could impact the Company directly by damaging our facilities, preventing employees from performing their duties or otherwise disturbing the Company’s ordinary business operations, as well as indirectly by changing the condition and behaviors of consumers, business counterparties and regulators and potentially causing declines or volatility in economic and financial markets. Disasters or a pandemic could disrupt public and private infrastructure, including communications and financial services, which could disrupt the Company's normal business operations. A terrorist attack affecting financial institutions could negatively impact the financial services industry as a whole and our business operations, investment portfolio and our profitability. In addition, such events and conditions could result in a decrease or halt in economic activity in large geographic regions, adversely impacting the marketing of the Company's business within such geographic areas which in turn could have an adverse effect on the Company. There can be no assurance that our business continuity plans and insurance coverages would be effective in mitigating any negative effects on our operations or profitability in the event of a terrorist attack or other disaster.

The effects of natural and man-made disasters and catastrophes on the Company’s business include, but are not limited to: an acceleration of the timing in which benefits are paid under the Company’s insurance policies due to catastrophic loss of life, unexpected changes in persistency rates as policyholders affected by disaster may be unable to meet their contractual obligations, harm to the financial condition of the Company’s reinsurers due to an increase in claims thereby impacting the cost and availability of reinsurance and possibly increasing the probability of default on reinsurance recoveries, and heightened volatility, loss of liquidity and credit impairment in the financial markets resulting in harm to the Company’s financial condition.

Our enterprise risk management practices and procedures may prove to be ineffective exposing us to unidentified or unanticipated risks.

The Company maintains an enterprise-wide risk management framework to mitigate risk and loss to the Company. Under this framework we maintain policies, procedures and controls intended to identify, measure, monitor, report and analyze the risks to which the Company is exposed. There are, however, inherent limitations to risk management strategies because there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. If our risk management framework bears out as to being ineffective, the Company may suffer unexpected losses and could be materially adversely affected.

As our business changes and the markets in which we operate evolve, our risk management framework may not advance at the same pace as those changes. As a result, there is a risk that new products or new business strategies may present risks that are not appropriately identified, monitored or managed. Many of our risk management strategies or techniques are based upon historical customer and market behavior and all such strategies and techniques are based to some degree on management’s subjective judgment. We cannot provide assurance that our risk management framework, including the underlying assumptions or strategies, will be accurate and effective. Management of operational, legal and regulatory risks requires, among other things, policies, procedures and controls to record properly and verify a large number of transactions and events, and these policies, procedures and controls may not be fully effective. In addition, there can be no assurance that controls and procedures that we employ, which are designed to monitor associates’ business decisions and prevent us from taking excessive or inappropriate risks, will be effective.

We are dependent upon effective information technology systems and the development and implementation of new technologies.

The Company’s business operations are technology dependent for maintaining accurate records, administering complex contract provisions, and complying with increasingly demanding regulation. While systems developments can streamline many processes and in the long term reduce the cost of doing business, these initiatives can present short-term cost and implementation risks. Projections of expenses, implementation time frames and the ultimate enhancement values may be different from expectations and escalate over time. The Company also faces rising costs and time constraints in meeting data security compliance requirements of new and proposed regulations. These increased risks and expanding requirements expose the Company to potential data loss and damages and significant increases in compliance and litigation costs.

The Company relies heavily on its telecommunication and computer systems to conduct business, service customers, and produce financial statements. These systems may fail to operate properly or become disabled as a result of events wholly or in part beyond our control. Further, we are at risk of third party vendors and parties which the Company utilizes for services, or to which we outsource the provision of services, incurring operational or technology failures. While policies, procedures and back-up plans designed to prevent or minimize the effect of incapacity or failure are maintained, the Company’s computer systems may be vulnerable to disruptions or breaches which cause operational difficulties, increased costs, or other adverse effects on our business. The Company's computer systems may be inaccessible to its employees, business partners, and customers for an extended period of time. Even if employees of the Company are able to report to work, they may be unable to perform their duties if the Company's data or systems are disabled or destroyed. The failure or incapacity of any of the Company’s computer systems could potentially disrupt operations, damage our reputation and adversely impact our profitability. Unanticipated problems with our disaster recovery or business continuity plans and systems could have a material adverse impact on our ability to resume and conduct business.

Despite implementation of a program of security measures, our information technology and other systems could be subject to physical or electronic break-ins, unauthorized tampering or other security breaches. The Company retains confidential information on its systems, including customer information and proprietary business information, and relies on sophisticated commercial technologies and third parties to maintain the security of those systems and information. The increasing volume and sophistication of computer viruses, hackers and other external threats may increase the vulnerability of the Company’s systems to data breaches. Even given our efforts to ensure the integrity of our systems, it is possible that we may not be able to anticipate all types of security breaches, especially in light of the every-evolving techniques used by hackers, the inability to recognize invasive attacks until launched, and the capability of cyber attacks of originating from a wide variety of sources. . Anyone who is able to circumvent the Company's security measures could access, view, misappropriate, alter, or delete any information in the systems, including personally identifiable customer information, customer financial information, and proprietary business information. Security breaches or other technological failures may also produce regulatory inquiries, proceedings, litigation costs, and reputational damage. An increasing number of states require customers to be notified of any unauthorized access, use, or disclosure of their information. We may incur reimbursement and other expenses, including litigation settlements and other additional compliance costs.

The Company's business is dependent on the ability to keep up to date with effective, secure and advanced technology systems to reach a large number of people, provide sizable amounts of information, and secure and store vast quantities of data through our technology systems. Some of the Company’s information technology systems are older legacy-type systems and require an ongoing commitment of resources to maintain current standards. These legacy systems are written in older programming languages with which fewer and fewer individuals are knowledgeable of and trained in. The Company’s success is in large part dependent on maintaining and enhancing the effectiveness of existing legacy systems until converting to newer technologies and failure of these systems for any reason could disrupt our operations, result in the loss of business and adversely impact our profitability.

Interruption in telecommunication, information technology and other operational systems, or a failure to maintain the security, confidentiality or privacy of sensitive data residing on such systems, whether due to actions by us or others, could delay or disrupt our ability to do business and service our customers, harm our reputation, result in a violation of applicable privacy and other laws, subject us to substantial regulatory sanctions and other claims, lead to a loss of customers and revenues or financial loss to our customers and otherwise adversely affect our business.

The Company could be adversely affected by changes to tax law or interpretations of existing tax law which could reduce the demand for certain insurance products.

The Internal Revenue Code (the "IRC") provides that income tax payable on investment earnings of certain life insurance and annuity products is deferred during the accumulation period of the policies/contracts until payments are are made to the policyholder or other beneficiary giving certain of the Company's products a competitive advantage over other non-insurance products. In addition, life insurance death benefits paid under terms of the policy are generally exempt from income tax. If the IRC were amended to reduce or eliminate the tax-deferred status of life insurance and annuity products, all life insurance companies, including the Company, would be adversely affected with respect to the ability to sell these products. Such changes in tax law could make the tax advantages of investing in certain life insurance and annuity products less attractive and adversely affect our financial position and results of operations.

In addition, the Company is subject to federal corporate income taxes but benefits from certain tax provisions, including but not limited to, dividends-received deductions and insurance reserve deductions. Due to a variety of factors including the current Federal budget deficit and ongoing proposals from the U.S. Department of Treasury, from time time to time Congress and various state legislatures entertain revenue-raising proposals contrary to the life insurance industry, either by raising rates or otherwise changing tax rules, and there is a risk that federal tax legislation could be enacted lessening or eliminating some or all of the tax advantages currently benefiting the Company and result in higher taxes.

The level of profitability of the Company's products is significantly dependent upon current tax law and the Company's ability to generate taxable income, which is incorporated into our product design and pricing. Consequently, changes in tax law, could impact product pricing and returns or require the Company to reduce sales of certain products or otherwise implement other courses of action that could be disruptive to our business. The Company cannot predict what other changes to tax laws or interpretations of existing tax law may ultimately be enacted or adopted, or whether such changes will adversely affect the Company.

The Company may be required to establish a valuation allowance against its deferred tax assets which could materially affect the Company's results of operations and financial condition.

Differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases give rise to deferred tax assets. These deferred tax assets represent future tax savings that would otherwise be paid in cash. GAAP requires that such deferred tax assets be analyzed for their future realizability which is dependent upon the generation of sufficient future taxable income with which to offset the deferred tax assets. If it is determined that more likely than not all or a portion of the deferred tax assets cannot be realized, then an offsetting valuation allowance must be established with a corresponding charge to net income.

The Company's current assessment of future taxable income in combination with the consideration of available tax planning opportunities has determined that it is more likely than not that it will generate sufficient taxable income to realize its deferred tax assets. This assessment of the realizability of our deferred tax assets requires significant judgment. If future events deviate from the Company's current assessment and cause a failure to achieve our projections, a valuation allowance may need to be established which could have a material adverse effect on the Company's results of operations and financial condition. The Company's year-end net deferred tax assets reflect the current top marginal corporate income tax rate of 35%. Any future reduction in this rate would cause a writedown of our deferred tax assets.

Competition for employees is intense and the Company may not be able to attract and retain highly skilled people needed to support its business.

The Company’s success and ability to reach goals is dependent upon its ability to attract and retain qualified personnel. The market for qualified personnel is extremely competitive and the Company may not be able to hire or retain key people. The unexpected loss of services of one or more of the company’s key personnel could have a material adverse effect on the Company’s operations due to their skills, unique knowledge of our business, years of industry experience and the potential difficulty of quickly finding qualified replacements. The Company has managed to sustain lower than average employee turnover and retained valued employees with decades of experience in the Company's products, business and systems. However, as these individuals attain retirement age, the Company is exposed to the loss of cumulative knowledge in its operations. The Company's employees, including named executive officers, are not subject to employee contracts. Sales in our lines of business and our results of operations and financial condition could be materially adversely affected if the Company is unsuccessful in attracting and retaining qualified individuals or its recruiting and retention costs increase significantly.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Westcap Corporation, a wholly owned subsidiary of National Western, owns the Company’s principal office location in Austin, Texas and two buildings adjacent to it, totaling approximately 93,000 square feet that are leased and utilized by the Company.  The Company’s affiliate, Regent Care Building, LP, owns a 65,000 square foot building in Reno, Nevada, which is leased and utilized by another of the Company’s affiliates, Regent Care Operations, LP, for use in its nursing home operations.  The Company’s subsidiary, Regent Care San Marcos A-3 LP, owns a 74,000 square foot building in San Marcos, Texas, which is also used in nursing home operations.  Lease costs and related operating expenses for facilities of the Company’s subsidiaries are currently not significant in relation to the Company’s consolidated financial statements.  The intercompany lease costs related to The Westcap Corporation and the nursing homes have been eliminated for consolidated reporting purposes.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of business, the Company is involved or may become involved in various legal actions in which claims for alleged economic and punitive damages have been or may be asserted, some for substantial amounts. In recent years, carriers offering life insurance and annuity products have faced litigation, including class action lawsuits, alleging improper product design, improper sales practices, and similar claims. The Company has been a defendant over the past several years in such class action lawsuits. Given the uncertainty involved in these types of actions, the ability to make a reliable evaluation of the likelihood of an unfavorable outcome or an estimate of the amount of or range of potential loss is endemic to the particular circumstances and evolving developments of each individual matter on its own merits.

National Western resolved a class action lawsuit pending since June 12, 2006, in the U.S. District Court for the Southern District of California. The case is titled In Re National Western Life Insurance Deferred Annuities Litigation. The complaint asserted claims for RICO violations, Financial Elder Abuse, Violation of Cal. Bus. & Prof. Code 17200, et seq, Violation of Cal. Bus. & Prof. Code 17500, et seq, Breach of Fiduciary Duty, Aiding and Abetting Breach of Fiduciary Duty, Fraudulent Concealment, Cal. Civ. Code 1710, et seq, Breach of the Duty of Good Faith and Fair Dealing, and Unjust Enrichment and Imposition of Constructive Trust. On July 12, 2010 the Court certified a nationwide class of policyholders under the RICO allegation and a California class under all of the remaining causes of action except breach of fiduciary duty. The parties entered into a Settlement and Release Agreement in August of 2013 ("Settlement") which was finally approved by the Court on February 11, 2014. On February 12, 2014, the Court issued a redacted final approval order granting the Motion for Final Approval of Class Action Settlement. The Settlement became final and non-appealable on April 12, 2014. The Settlement Agreement and Plaintiffs' Request for Attorneys' Fees and Costs were approved by the Court, and the company paid the Court-approved amount of attorneys’ fees and costs in April 2014. The company also made certain payments to surrendered and annuitized policyholders in June 2014. In addition, the company agreed to provide bonuses on annuitization for active policyholders who choose a 10-year or a 20-year certain and life settlement option. The company had held reserves of $6.5 million for the matter at December 31, 2013 which approximated the ultimate settlement amounts described above.

In addition to the class action lawsuit described above, National Western was the named defendant in the case of Sheila Newman vs. National Western Life Insurance Company, which alleged mishandling of policyholder funds by an agent.  On February 3, 2010, the 415th Judicial District Court of Parker County in Weatherford, Texas, entered a Final Judgment against the company of approximately $208,000 including actual damages of $113,000 and amounts for attorney's fees, and prejudgment interest on the actual damages.  In addition, the Final Judgment included $150 million for exemplary damages. The company vigorously defended this case and appealed the Final Judgment to the Court of Appeals Second District of Texas in Fort Worth. The Court of Appeals on August 11, 2011, reversed the trial court judgment in its entirety and rendered a take nothing verdict in favor of National Western. Plaintiffs (Appellees) filed a motion for a rehearing which the Court ruled on October 13, 2011, that the trial court's judgment was still reversed and judgment was still entered that Newman take nothing, all in favor of National Western. The Plaintiffs (Appellees) filed a Motion for Reconsideration En Banc which the Court of Appeals denied on October 27, 2011. The Plaintiffs (Appellees) then filed a Motion for Rehearing of the Court's amended decision, which the Court of Appeals denied on December 22, 2011. On March 21, 2012, Plaintiffs (Appellees) filed a petition for review with the Texas Supreme Court and the company filed its response on April 20, 2012. The Supreme Court asked the parties for briefs on the issues before deciding on whether to hear the case and both parties submitted their briefs. On February 14, 2013, the Supreme Court denied the Plaintiffs petition for review. On April 3, 2013, Plaintiff filed a Motion for Rehearing. The Supreme Court denied Plaintiff's Motion for Rehearing on June 7, 2013 thus ending the matter.

On October 26, 2011 the Brazilian Superintendence of Private Insurance (“SUSEP”) attempted to serve National Western with a subpoena regarding an administrative proceeding initiated by SUSEP in which it alleged that the company was operating as an insurance company in Brazil without due authorization.  The company had been informed that SUSEP was attempting to impose a penal fine, based on currency exchange rates at that time, of approximately $6.0 billion on the company.  SUSEP unsuccessfully attempted to serve National Western with notice regarding this matter.  The company does not transact business in Brazil and has no officers, employees, property, or assets in Brazil.  The company believes that SUSEP has no jurisdiction over the company, that SUSEP's attempts at service of process were invalid, and that any penal fine would be unenforceable.  In addition, a new law recently enacted in Brazil would limit the amount of any penal fine to 3 million reais (approximately $800,000 based on current exchange rates). For the reasons described above, the Company does not believe that this matter meets the definition of a material pending legal proceeding as such term is defined in Item 103 of Regulation S-K but has included the foregoing description solely due to the purported amount of the fine sought at that time. Nonetheless, National Western is in discussions with SUSEP in an effort to resolve this matter. No conclusion can be drawn at this time as to the outcome of these discussions, or whether they will continue, or how any such outcome may impact the Company’s business, results of operations, or financial condition. However, in light of the pendency of discussions with Brazilian authorities, the company has ceased accepting new applications from residents in Brazil.

Although there can be no assurances, at the present time, the Company does not anticipate that the ultimate liability arising from such other potential, pending, or threatened legal actions will have a material adverse effect on the financial condition or operating results of the Company.

Separately, the Brazilian authorities have commenced an investigation into possible violations of Brazilian criminal law in connection with the issuance of National Western's insurance policies to Brazilian residents, and in assistance of such investigation a Commissioner appointed by the U.S. District Court for the Western District of Texas has issued a subpoena upon the company to provide information relating to such possible violations. No conclusion can be drawn at this time as to its outcome or how such outcome may impact the Company’s business, results of operations or financial condition. National Western is cooperating with the relevant governmental authorities in regard to this matter.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY,
RELATED STOCKHOLDER MATTERS AND ISSUER
PURCHASES OF EQUITY SECURITIES

Market Information

The Class A common stock of National Western Life Group, Inc. ("NWLGI" or the "Company") is listed for trading on The NASDAQ - Stock Market® (Nasdaq) under the symbol “NWLI”.  The quarterly high and low sales prices for the Company's common stock for each quarter during the past two calendar years as reported on Nasdaq, and the cash dividends declared per common share, are shown in the following table.

Class A Common Stock Data (per share)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2015:
High	$267.67	258.88	246.96	269.00
Low	234.95	221.55	216.99	215.34
Dividends Declared	—	—	—	0.36
2014:
High	$255.49	259.99	264.36	280.02
Low	204.00	227.61	229.99	229.32
Dividends Declared	—	—	0.36	—

There is no established public trading market for the NWLGI’s Class B common stock.

Equity Security Holders

The number of stockholders of record on March 10, 2016 was as follows:

Class A Common Stock	3,032
Class B Common Stock	2

Dividends

Class B common stockholders receive dividends at one-half the rate declared on Class A common stock. During 2015, NWLGI paid cash dividends on its Class A and Class B common stock in the amounts of $1,237,020 and $36,000, respectively.  During 2014, the Company (National Western Life Insurance Company as the public registrant at that time) also paid cash dividends on its Class A and Class B common stock in the amounts of $1,237,020 and $36,000, respectively.  Payment of dividends is within the discretion of the Company’s Board of Directors. Payment of dividends by National Western Life Insurance Company ("National Western") to NWLGI are also within the discretion of National Western's Board of Directors, but are subject to prescribed limitations set by the Colorado Division of Insurance without prior approval.  The Company’s general policy is to reinvest earnings internally to finance the development of new business.

Securities Authorized For Issuance Under Equity Compensation Plans

The Company has two equity compensation plans that were approved by security holders. These plans were assumed by NWLGI from National Western pursuant to the terms of the reorganization. Under the two plans, a total of 27,768 shares of the Company’s Class A common stock may be issued upon exercise of the outstanding options at December 31, 2015.  The weighted average exercise price of the outstanding options is $243.26 per option.  Excluding the outstanding options, 291,000 shares of Class A common stock remain available for future issuance under the plans at December 31, 2015.

Performance Graph

The following graph compares the change in the Company's cumulative total stockholder return on its common stock with the NASDAQ - U.S. Companies Index and the NASDAQ - Insurance Stock Index. The graph assumes that the value of the Company's Class A common stock and each index was $100 at December 31, 2010, and that all dividends were reinvested.

Issuer Purchases of Equity Securities

Effective March 10, 2006, National Western adopted and implemented a limited stock buy-back program associated with the National Western's 1995 Stock Option and Incentive Plan ("Plan") which provides Option Holders the additional alternative of selling shares acquired through the exercise of options directly back to the company. Option Holders may elect to sell such acquired shares back to the company at any time within ninety (90) days after the exercise of options at the prevailing market price as of the date of notice of election. Effective August 22, 2008, National Western adopted and implemented another limited stock buy-back program substantially similar to the 2006 program for shares issued under the 2008 Incentive Plan. These plans and program were assumed by NWLGI from National Western pursuant to the terms of the reorganization.

The following table sets forth the Company’s issuance and repurchase activity of its Class A common shares from option holders for the quarter ended December 31, 2015.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May yet Be Purchased Under the Plans or Programs

October 1, 2015 through October 31, 2015	—	$—	N/A	N/A
November 1, 2015 through November 30, 2015	—	—	N/A	N/A
December 1, 2015 through December 31, 2015	—	$—	N/A	N/A

Total	—	$—	N/A	N/A

Purchased shares are reported in the Company's consolidated financial statements as authorized and unissued.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following five-year financial summary includes comparative amounts derived from the audited consolidated financial statements. (1)

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands except per share amounts)
Earnings Information:
Revenues:
Universal life and annuity contract charges	$155,608	150,596	148,388	149,328	132,133
Traditional life premiums	19,699	19,519	19,078	18,616	18,078
Net investment income	379,114	505,430	660,432	460,048	391,034
Other revenues	28,166	21,630	23,716	23,470	25,439
Net realized investment gains (losses)	7,209	11,605	8,653	13,200	6,063

Total revenues	589,796	708,780	860,267	664,662	572,747

Benefits and expenses:
Life and other policy benefits	67,452	54,295	60,050	51,842	46,494
Amortization of deferred policy acquisition costs	120,333	115,154	108,233	121,922	133,088
Universal life and annuity contract interest	176,901	298,259	454,594	262,339	232,788
Other operating expenses	78,442	83,551	95,693	87,978	77,541

Total benefits and expenses	443,128	551,259	718,570	524,081	489,911

Earnings before Federal income taxes	146,668	157,521	141,697	140,581	82,836
Federal income taxes	48,272	51,933	45,450	48,023	27,209

Net earnings	$98,396	105,588	96,247	92,558	55,627

Basic Earnings Per Share:
Class A	$27.83	29.87	27.23	26.19	15.74
Class B	$13.91	14.93	13.61	13.09	7.87

Diluted Earnings Per Share:
Class A	$27.82	29.85	27.19	26.19	15.73
Class B	$13.91	14.93	13.61	13.09	7.87

Balance Sheet Information:
Total assets	$11,612,576	11,351,892	10,830,416	10,263,858	9,727,999

Total liabilities	$10,000,590	9,795,572	9,382,468	8,872,178	8,451,214

Stockholders’ equity	$1,611,986	1,556,320	1,447,948	1,391,680	1,276,785

Book value per common share	$443.32	428.01	398.36	382.88	351.27

(1) See Note 1 Summary of Significant Accounting Policies to the Consolidated Financial Statement for reorganization effective October 1, 2015.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements.  Certain information contained herein or in other written or oral statements made by or on behalf of the Company or its subsidiaries are or may be viewed as forward-looking.  Although the Company has taken appropriate care in developing any such information, forward-looking information involves risks and uncertainties that could significantly impact actual results.  These risks and uncertainties include, but are not limited to, matters described in the Company’s SEC filings such as exposure to market risks, anticipated cash flows or operating performance, future capital needs, and statutory or regulatory related issues.  However, the Company, as a matter of policy, does not make any specific projections as to future earnings, nor does it endorse any projections regarding future performance that may be made by others.  Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments. Also, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments, or otherwise.

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) of National Western Life Group, Inc. (formerly National Western Life Insurance Company and subsidiaries) for the three years ended December 31, 2015 follows.  This discussion should be read in conjunction with the Company’s consolidated financial statements and related notes beginning on page 85 of this report.

Overview

National Western provides life insurance products on a global basis for the savings and protection needs of policyholders and annuity contracts for the asset accumulation and retirement needs of contract holders both domestically and internationally. The company accepts funds from policyholders or contract holders and establishes a liability representing future obligations to pay the policy or contract holders and their beneficiaries.  To ensure the company will be able to pay these future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed income securities.

Due to the business of accepting funds to pay future obligations in later years and the underlying economics, the relevant factors affecting the Company’s overall business and profitability include the following:

●	the level of sales and premium revenues collected
●	persistency of policies and contracts
●	return on investments sufficient to produce an acceptable spread margin over interest crediting rates
●	investment credit quality which minimizes the risk of default or impairment
●	levels of policy benefits and costs to acquire business
●	the level of operating expenses
●	effect of interest rate changes on revenues and investments including asset and liability matching
●	maintaining adequate levels of capital and surplus
●	actual levels of surrenders, withdrawals, claims and interest spreads and changes in assumptions for amortization of deferred policy acquisition expenses and deferred sales inducements
●	change in the fair value of derivative index options and embedded derivatives pertaining to fixed-index life and annuity products
●	pricing and availability of adequate reinsurance

The Company monitors these factors continually as key business indicators.  The discussion that follows in this Item 7 includes these indicators and presents information useful to an overall understanding of the Company’s business performance in 2015, incorporating required disclosures in accordance with the rules and regulations of the SEC.

Impact of Recent Business Environment

The Company's business is generally aided by an economic environment experiencing growth, whether moderate or vibrant, characterized by metrics which indicate improving employment data and increases in personal income growth. Recent macro environment factors having an impact include equity market volatility, ongoing low interest rates, uneven global demand/growth, suffocating regulatory initiatives, questionable business confidence, a declining energy sector driven by falling oil prices, and U.S. politics that come with an election year.

Beginning with its December meeting, the Federal Reserve began to move interest rates off zero with the expectation that future moves would be in calibrated increments. The rise in rates would be of benefit to industry sales, particularly fixed annuity sales, while having a much slower effect on (increasing) insurer portfolio yields. Subsequent to this move, a high level of uncertainty has emerged regarding the "if" and "when" of future increases. The fear is that the Federal Reserve will not follow through on its desire to gradually raise interest rates this year because of concerns about global economic growth. This fear is evidenced by the ten-year treasury rate having fallen as much as fifty basis points since the December Federal Reserve action and whispers of "negative" interest rates becoming more prevalent.

The life industry's profitability picture looks very different coming out of this recovery with return on equity percentages hovering in the single digits, not unexpected for a spread business having endured many years of low interest rates. The industry has increased its capital base during this period and has not deployed it due to the limited returns available and a desire to hold an appropriate cushion for the volatility inherent in some of its product lines (i.e. annuities). Even if the equity markets subject the industry to some volatility, there remains a sizable insurance coverage gap which provides opportunities to increase sales.

There are estimates that the U.S. life insurance industry holds about 10% of its corporate bond investments in the energy sector. Downgrades of debt securities in this sector will require additional allocations of capital and increase risk-based capital requirements.

Regulatory change will demand the attention of the industry. The Department of Labor ("DOL") fiduciary proposal will be an intensely debated issue and the outcome remains uncertain. As currently drafted, the DOL fiduciary rule may impose onerous or unworkable conditions limiting interactions of insurers and their contracted agents with existing or prospective customers who might otherwise be interested in life insurance and annuity products as solutions for their financial needs.

Industry analysts and observers generally agree that a sudden jump in interest rate levels, while presently inconceivable, would be harmful to life insurers with interest-sensitive products as it could provide an impetus for abnormal product surrenders and withdrawals at the same time fixed debt securities held by insurers declined in market value. Currently, the concern has been the possibility that low interest rates will not go away as fast as expected and pressure on insurers' investment income could remain, potentially for years. It is uncertain what direction and at what pace interest rate movements may occur in the future and what impact, if any, such movements would have on the Company’s business, results of operations, cash flows or financial condition.

Our operating strategy continues to be to maintain capital levels substantially above regulatory and rating agency requirements. Our business model is predicated upon steady growth in invested assets while managing the block of business within profitability objectives. A key premise of our financial management is maintaining a high quality investment portfolio, well matched in terms of duration with policyholder obligations, that continues to outperform the industry with respect to adverse impairment experience. This discipline enables the Company to sustain resources more than adequate to fund future growth and absorb abnormal periods of cash outflows.

Critical Accounting Policies

Accounting policies discussed below are those considered critical to an understanding of the Company’s financial statements.

Impairment of Investment Securities.  The Company’s accounting policy requires that a decline in the value of a security below its amortized cost basis be evaluated to determine if the decline is other-than-temporary.  The primary factors considered in evaluating whether a decline in value for fixed income and equity securities is other-than-temporary include: (a) the length of time and the extent to which the fair value has been less than cost, (b) the reasons for the decline in value (credit event, interest rate related, credit spread widening), (c) the overall financial condition as well as the near-term prospects of the issuer, (d) whether the debtor is current on contractually obligated principal and interest payments, and (e) that the Company does not intend to sell the investment prior to recovery.  In addition, certain securitized financial assets with contractual cash flows are evaluated periodically by the Company to update the estimated cash flows over the life of the security.  If the Company determines that the fair value of the securitized financial asset is less than its carrying amount and there has been a decrease in the present value of the estimated cash flows since the previous purchase or prior impairment, then an other-than-temporary impairment charge is recognized.  The Company would recognize impairment of securities due to changing interest rates or market dislocations only if the Company intended to sell the securities prior to recovery.  When a security is deemed to be impaired, a charge is recorded equal to the difference between the fair value and amortized cost basis of the security.  In compliance with GAAP guidance the estimated credit versus the non-credit components are bifurcated, and the non-credit component is reclassified as unrealized losses in other comprehensive income.  Once an impairment charge has been recorded, the fair value of the impaired investment becomes its new cost basis and the Company continues to review the other-than-temporarily impaired security for appropriate valuation on an ongoing basis.  However, the new cost basis of an impaired security is not adjusted for subsequent increases in estimated fair value.

Deferred Policy Acquisition Costs (“DPAC”).  The Company is required to defer certain policy acquisition costs and amortize them over future periods.  These costs include commissions and certain other expenses that vary with and are directly associated with acquiring new business.  The deferred costs are recorded as an asset commonly referred to as deferred policy acquisition costs. The DPAC asset balance is subsequently charged to income over the lives of the underlying contracts in relation to the anticipated emergence of revenue or profits.  Actual revenue or profits can vary from Company estimates resulting in increases or decreases in the rate of amortization.  The Company performs regular evaluations of its universal life and annuity contracts to determine if actual experience or other evidence suggests that earlier estimates should be revised. Assumptions considered significant include surrender and lapse rates, mortality, expense levels, investment performance, and estimated interest spread.  Should actual experience dictate that the Company change its assumptions regarding the emergence of future revenues or profits (commonly referred to as “unlocking”), the Company would record a charge or credit to bring its DPAC balance to the level it would have been if using the new assumptions from the inception date of each policy.

DPAC is also subject to periodic recoverability and loss recognition testing.  These tests ensure that the present value of future contract-related cash flows will support the capitalized DPAC balance to be amortized in the future.  The present value of these cash flows, less the benefit reserve, is compared with the unamortized DPAC balance and if the DPAC balance is greater, the deficiency is charged to expense as a component of amortization and the asset balance is reduced to the recoverable amount. For more information about accounting for DPAC see Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements.

Deferred Sales Inducements.  Costs related to sales inducements offered on sales to new customers, principally on investment type contracts and primarily in the form of additional credits to the customer’s account value or enhancements to interest credited for a specified period, which are beyond amounts currently being credited to existing contracts, are deferred and recorded as other assets.  All other sales inducements are expensed as incurred and included in interest credited to contract holders’ funds.  Deferred sales inducements are amortized to income using the same methodology and assumptions as DPAC, and are included in interest credited to contract holders’ funds.  Deferred sales inducements are periodically reviewed for recoverability.  For more information about accounting for DPAC see Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements.

Future Policy Benefits.  Because of the long-term nature of insurance contracts, the Company is liable for policy benefit payments many years into the future.  The liability for future policy benefits represents estimates of the present value of the Company’s expected benefit payments, net of the related present value of future net premium collections.  For traditional life insurance contracts, this is determined by standard actuarial procedures, using assumptions as to mortality (life expectancy), morbidity (health expectancy), persistency, and interest rates, which are based on the Company’s experience with similar products.  The assumptions used are those considered to be appropriate at the time the policies are issued.  An additional provision is made on most products to allow for possible adverse deviation from the assumptions assumed.  For universal life and annuity products, the Company’s liability is the amount of the contract’s account balance.  Account balances are also subject to minimum liability calculations as a result of minimum guaranteed interest rates in the policies. While management and National Western actuaries have used their best judgment in determining the assumptions and in calculating the liability for future policy benefits, there is no assurance that the estimate of the liabilities reflected in the financial statements represents the Company’s ultimate obligation. In addition, significantly different assumptions could result in materially different reported amounts.  A discussion of the assumptions used to calculate the liability for future policy benefits is reported in Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements.

Revenue Recognition.  Premium income for the Company’s traditional life insurance contracts is generally recognized as the premium becomes due from policyholders.  For annuity and universal life contracts, the amounts collected from policyholders are considered deposits and are not included in revenue. For these contracts, fee income consists of policy charges for policy administration, cost of insurance charges and surrender charges assessed against policyholders’ account balances which are recognized in the period the services are provided.

Investment activities of the Company are integral to its insurance operations. Since life insurance benefits may not be paid until many years into the future, the accumulation of cash flows from premium receipts are invested with income reported as revenue when earned. Anticipated yields on investments are reflected in premium rates, contract liabilities, and other product contract features.  These anticipated yields are implied in the interest required on the Company’s net insurance liabilities (future policy benefits less deferred acquisition costs) and contractual interest obligations in its insurance and annuity products.  The Company benefits to the extent actual net investment income exceeds the required interest on net insurance liabilities and manages the rates it credits on its products to maintain the targeted excess or “spread” of investment earnings over interest credited. The Company will continue to be required to provide for future contractual obligations in the event of a decline in investment yield. For more information concerning revenue recognition, investment accounting, and interest sensitivity, please refer to Note 1, Summary of Significant Accounting Policies, Note 3, Investments, in the Notes to Consolidated Financial Statements, and the discussions under Investments in Item 7 of this report.

Pension Plans and Other Postretirement Benefits.  The Company sponsors a qualified defined benefit pension plan, which was frozen effective December 31, 2007, covering substantially all employees, and three non-qualified defined benefit plans covering certain senior officers.  In addition, the Company has postretirement health care benefits for certain senior officers.  The freeze of the qualified benefit pension plan ceased future benefit accruals to all participants and closed the Plan to any new participants. In addition, all participants became immediately 100% vested in their accrued benefits as of that date.  In accordance with prescribed accounting standards, the Company annually reviews plan assumptions.

The Company annually reviews its pension benefit plans' assumptions which include the discount rate, the expected long-term rate of return on plan assets, and the compensation increase rate.  The assumed discount rate is set based on the rates of return on high quality long-term fixed income investments currently available and expected to be available during the period to maturity of the pension benefits.  The assumed long-term rate of return on plan assets is generally set at the rate expected to be earned based on the long-term investment policy of the plans, the various classes of the invested funds, input of the plan’s investment advisors and consulting actuary, and the plan’s historic rate of return.  The compensation rate increase assumption is generally set at a rate consistent with current and expected long-term compensation and salary policy, including inflation.  These assumptions involve uncertainties and judgment, and therefore actual performance may not be reflective of the assumptions.

Other postretirement benefit assumptions include future events affecting retirement age, mortality, dependency status, per capita claims costs by age, health care trend rates, and discount rates.  Per capita claims cost by age is the current cost of providing postretirement health care benefits for one year at each age from the youngest age to the oldest age at which plan participants are expected to receive benefits under the plan.  Health care trend rates involve assumptions about the annual rate(s) of change in the cost of health care benefits currently provided by the plan, due to factors other than changes in the composition of the plan population by age and dependency status.  These rates implicitly consider estimates of health care inflation, changes in utilization, technological advances, and changes in health status of the participants.

Share-Based Payments.  Liability awards under a share-based payment arrangement have been measured based on the awards’ fair value at the reporting date.  The Black-Scholes valuation method is used to estimate the fair value of the options.  This fair value calculation of the options includes assumptions relative to the following:

●	exercise price
●	expected term based on contractual term and perceived future behavior relative to exercise
●	current price
●	expected volatility
●	risk-free interest rates
●	expected dividends

These assumptions are continually reviewed by the Company and adjustments may be made based upon current facts and circumstances.

Other significant accounting policies, although not involving the same level of measurement uncertainties as those discussed above, but nonetheless important to an understanding of the financial statements, are described in Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In addition, the Company regularly evaluates operating performance using non-GAAP financial measures which exclude or segregate derivative and realized investment gains and losses from operating revenues. Similar measures are commonly used in the insurance industry in order to assess profitability and results from ongoing operations. The Company believes that the presentation of these non-GAAP financial measures enhances the understanding of the Company’s results of operations by highlighting the results from ongoing operations and the underlying profitability factors of the Company’s business. The Company excludes or segregates derivative and realized investment gains and losses because such items are often the result of events which may or may not be at the Company’s discretion and the fluctuating effects of these items could distort trends in the underlying profitability of the Company’s business. Therefore, in the following sections discussing consolidated operations and segment operations, appropriate reconciliations have been included to report information management considers useful in enhancing an understanding of the Company’s operations to reportable GAAP balances reflected in the consolidated financial statements.

Consolidated Operations

Revenues.  The following details Company revenues:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)

Universal life and annuity contract charges	$155,608	150,596	148,388
Traditional life premiums	19,699	19,519	19,078
Net investment income (excluding derivatives)	440,864	436,814	434,533
Other revenues	28,166	21,630	23,716

Operating revenues	644,337	628,559	625,715
Derivative gain (loss)	(61,750)	68,616	225,899
Net realized investment gains (losses)	7,209	11,605	8,653

Total revenues	$589,796	708,780	860,267

Universal life and annuity contract revenues - Revenues for universal life and annuity contract charges increased slightly in 2015 compared to 2014 primarily due to higher surrender charge revenue from terminated policies as shown below. Revenues for universal life and annuity products consist of policy charges for the cost of insurance, administration charges, and surrender charges assessed against policyholder account balances, less reinsurance premiums as depicted in the following table.

	Years Ended December 31,
Contract Charges:	2015	2014	2013
	(In thousands)

Cost of insurance and administrative charges	$133,710	129,085	127,932
Surrender charges	41,348	39,051	37,038
Other charges	(3,821)	(1,776)	(830)
Gross contract revenues	171,237	166,360	164,140

Reinsurance premiums	(15,629)	(15,764)	(15,752)

Net contract charges	$155,608	150,596	148,388

Cost of insurance charges were $105.2 million in 2015 compared to $101.7 million in 2014 and $99.3 million in 2013. Cost of insurance charges typically trend with the size of the universal life insurance block in force and the amount of new business issued during the period.  At December 31, 2015, the volume of universal life insurance in force increased to $20.5 billion from $20.1 billion as of the end of 2014. Administrative charges were $28.6 million, $27.4 million, and $28.6 million for the years ended December 31, 2015, 2014 and 2013, respectively, and correlate with new universal life insurance business sales by the number of policies placed, the amount of premiums received and the volume of insurance issued.

Surrender charges assessed against policyholder account balances upon withdrawal were $41.3 million in 2015 compared to $39.1 million in 2014 and $37.0 million in 2013. While the Company earns surrender charge income that is assessed upon policy terminations, the Company’s overall profitability is enhanced when policies remain in force and additional contract revenues are realized and the Company continues to make an interest rate spread equivalent to the difference it earns on its investment and the amounts that it credits to policyholders. Policy lapse rates by line of business in 2015 were generally consistent with those experienced in 2014, the annuity lapse rate decreased while the universal life lapse rate increased, and the overall lapse rate was slightly lower. The higher surrender charge income recognized in 2015 over 2014 reflects a slight change in the duration of policies at the time of surrender with earlier policy surrenders having a higher surrender charge assessed.

The growth in domestic life insurance sales the past several years have been driven principally by the sale of single premium life insurance products. In 2013, the Company began deferring the premium load associated with these products and spreading it over future income periods. The amounts shown above as "Other charges" represent current year deferrals of premium loads in excess of previously capitalized amounts amortized into revenue.

Traditional life premiums - Traditional life premiums increased marginally in 2015 compared to 2014.  Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period. The Company’s life insurance sales focus has been primarily centered around universal life products.  Universal life products, especially the Company’s equity-index universal life products, which offer the opportunity for consumers to acquire life insurance protection and receive credited interest linked in part to an outside market index such as the S&P 500 Index®, have been more popular product offerings in the Company’s markets. The Company began offering graded death benefit whole life and term products in its domestic markets in the latter part of 2014 which added incrementally to sales and premiums in 2015. The majority of traditional life premiums reside in the Company's international life segment.

Net investment income (with and without derivatives) - A detail of net investment income is provided below.

	Years Ended December 31,
	2015	2014	2013
	(In thousands)

Gross investment income:
Debt and equities	$416,633	410,809	410,790
Mortgage loans	10,274	9,847	9,256
Policy loans	3,938	4,252	4,503
Short-term investments	197	401	252
Other invested assets	10,939	12,591	10,759

Total investment income	441,981	437,900	435,560
Less: investment expenses	1,117	1,086	1,027

Net investment income (excluding derivatives)	440,864	436,814	434,533

Derivative gain (loss)	(61,750)	68,616	225,899

Net investment income	$379,114	505,430	660,432

Debt securities generated approximately 94.1% of total investment income, excluding derivative gains and losses, in 2015, consistent with prior years. The Company’s strategy is to invest substantially all of its cash flows in fixed debt securities consistent with its guidelines for credit quality, duration, and diversification. The Company has experienced incremental cash flow from new business for investing in debt securities which has caused the portfolio to grow from $9.2 billion at December 31, 2013 to $9.6 billion at December 31, 2014 and to $10.0 billion at December 31, 2015. Investment yields on new bond purchases in 2015 remained below the portfolio's weighted average yield of approximately 4.25% at December 31, 2015. The yield on debt security purchases to fund insurance operations decreased to 3.51% in 2015 from 3.68% in 2014. Also impacting bond portfolio returns has been the volume of higher yielding debt securities maturing or being called by borrowers with the proceeds being reinvested into lower yielding securities.

The Company’s new mortgage loan activity has been relatively low in recent years given the low level of rates and the higher level of risk associated with commercial properties in this economic environment. Mortgage loan investment income in 2015 received incremental contributions from loan prepayment fees and profit participation receipts during the year. Policy loan and other invested asset balances outstanding have remained relatively stable declining modestly over the past few years. The higher level of investment income for other invested assets during 2014 reflects real estate profits participation loans held in a subsidiary company which received payments of approximately $3.0 million in that period.

In order to assess underlying profitability and results from ongoing operations, net investment income performance is analyzed excluding derivative gain (loss), which is a common practice in the insurance industry.  Net investment income and average invested assets shown below includes cash and cash equivalents. Net investment income performance is summarized as follows:

	Years Ended December 31,
	2015	2014	2013
	(In thousands except percentages)

Excluding derivatives:
Net investment income	$440,864	436,814	434,533
Average invested assets, at amortized cost	$10,132,747	9,663,880	9,144,120
Annual yield on average invested assets	4.35%	4.52%	4.75%

Including derivatives:
Net investment income	$379,114	505,430	660,432
Average invested assets, at amortized cost	$10,209,095	9,805,680	9,257,722
Annual yield on average invested assets	3.71%	5.15%	7.13%

The decline in average invested asset yield, excluding derivatives, from 2013 to 2014 and to 2015 is due to the Company obtaining lower yields on newly invested cash inflows.  As described above, the Company invests substantially all of its net cash flows in debt securities whose new money yields have remained below the weighted average portfolio yield. The pattern in average invested asset yield, including derivatives, incorporates increases and decreases in the fair value of index options purchased by the Company to support its fixed-index products. Fair values of the purchased call options have decreased over the past few years with net gains recorded in 2014 and 2013 and a net loss incurred in 2015 corresponding to the movement in the S&P 500 Index® during these periods (the primary index the Company's fixed-index products employ). Refer to the derivatives discussion following this section for a more detailed explanation.

Other revenues - Other revenues primarily pertain to the Company’s two nursing home operations in Reno, Nevada and San Marcos, Texas. Revenues associated with these operations were $20.6 million, $21.1 million and $23.3 million in 2015, 2014 and 2013, respectively. The 2015 amount also includes additional revenue recorded associated with the life interest in the Libbie Shearn Moody Trust.

Derivative gain (loss) - Index options are derivative financial instruments used to hedge the equity return component of the Company’s fixed-index products.  Derivative gain or loss includes the amounts realized from the sale or expiration of the options. Since the index options do not meet the requirements for hedge accounting under GAAP, they are marked to fair value on each reporting date and the resulting unrealized gain or loss is reflected as a component of net investment income.

Gains and losses from index options are substantially due to changes in equity market conditions.  Index options are intended to act as hedges to match the returns on the product’s underlying reference index and the rise or decline in the index relative to the index level at the time of the option purchase which causes option values to likewise rise or decline. As income from index options fluctuates with the underlying index, the contract interest expense to policyholder accounts for the Company’s fixed-index products also fluctuates in a similar manner and direction. During 2013 and 2014, the reference indices increased and the Company recorded each year an overall gain from index options with a corresponding increase in contract interest expense in an amount relative to the gains recorded. In 2015, the reference indices decreased and an overall loss from index options was incurred and contract interest expense similarly declined.

The table below summarizes the derivative gain (loss) amounts and total contract interest by year.

	Years Ended December 31,
	2015	2014	2013
	(In thousands)

Derivatives:
Unrealized gain (loss)	$(88,129)	(67,547)	106,514
Realized gain (loss)	26,379	136,163	119,385

Total gain (loss) included in net investment income	$(61,750)	68,616	225,899

Total contract interest	$176,901	298,259	454,594

The economic impact of option performance in the Company's financial statements is not generally determined solely by the option gain or loss included in net investment income as there is a corresponding amount recorded in the contract interest expense line. Rather, the Company's profitability with respect to these options is dependent upon the purchase cost of the option remaining within the financial budget for acquiring options embedded in the product pricing. Option prices vary with interest rates, volatility, and dividend yields among other things. As option prices vary, the Company manages for the variability by making offsetting adjustments to product caps, participation rates, and management fees. For the periods shown, the Company's option costs have been within the product pricing budgets.

Net realized investment gains (losses) - Realized gains (losses) on investments include proceeds on bond calls and sales as well as impairment write-downs on investments in debt and equity securities and real estate. The net investment gains reported in 2015 consisted of gross gains of $7.6 million, primarily from calls of debt securities, offset by gross losses of $0.4 million, which include other-than-temporary impairment losses described below.

The Company records impairment write-downs when a decline in value is considered to be other-than-temporary and full recovery of the investment is not expected. Impairments due to credit factors are recorded in the Company’s consolidated statement of earnings while non-credit (liquidity) impairment losses are included in other specific statement comprehensive income (loss).  Impairment and valuation write-downs reflected in the consolidated statements of earnings are summarized in the following table.

	Years Ended December 31,
	2015	2014	2013
	(In thousands)

Impairment or valuation write-downs:
Debt securities	$—	7	242
Equities	252	143	63
Mortgage loans	—	—	—
Real estate	—	—	—

Total	$252	150	305

Debt security impairments in 2014 and 2013 primarily pertain to write-downs on asset-backed securities whose cash flows and fair values did not support the amortized cost basis at which the instruments were recorded in the consolidated financial statements.

Equity impairments (common stocks) represent a mark-to-market write-down on securities in which the market discount to book value was significant and had been maintained for several reporting periods. Equity securities represent 0.1% of invested assets and individual holdings have an average cost basis of approximately $39,000.

Benefits and Expenses. The following details benefits and expenses.

	Years Ended December 31,
	2015	2014	2013
	(In thousands)

Life and other policy benefits	$67,452	54,295	60,050
Amortization of deferred policy acquisition costs	120,333	115,154	108,233
Universal life and annuity contract interest	176,901	298,259	454,594
Other operating expenses	78,442	83,551	95,693

Totals	$443,128	551,259	718,570

Life and other policy benefits - Life and other policy benefits include death claims of $38.2 million, $31.7 million and $36.9 million for 2015, 2014 and 2013, respectively. While death claim amounts are subject to variation from period to period, the Company’s mortality experience has generally been consistent with or better than its product pricing assumptions. Mortality exposure is managed through reinsurance treaties under which the Company's retained maximum net amount at risk on any one life is capped at $500,000.

During 2013, annuity policy benefit obligations were increased $4.0 million pertaining to the market value adjustment feature on annuity contract surrenders and partial withdrawals transacted over a number of years. The amount of the market value adjustment for any single reporting period was not material given the length of time over which the transactions occurred. These incremental obligations were paid out during 2014.

Amortization of deferred policy acquisition costs - Life insurance companies are required to defer certain expenses that vary with, and are primarily related to, the cost of acquiring new business.  The majority of these acquisition expenses consist of commissions paid to agents, underwriting costs, and certain marketing expenses.  Recognition of these deferred policy acquisition costs (“DPAC”) as an expense in the consolidated financial statements occurs over future periods in relation to the expected emergence of profits priced into the products sold.  This emergence of profits is based upon assumptions regarding premium payment patterns, mortality, persistency, investment performance, and expense patterns. Companies are required to review universal life and annuity contract assumptions periodically to ascertain whether actual experience has deviated significantly from that assumed. If it is determined that a significant deviation has occurred, the emergence of profits pattern is to be "unlocked" and reset based upon the actual experience. DPAC balances are also adjusted each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience (“true-up”) with the adjustment reflected in current period amortization expense. In accordance with GAAP guidance, the Company must also write off deferred acquisition costs and unearned revenue liabilities upon internal replacement of certain contracts as well as annuitizations of deferred annuities.

The following table identifies the effects of unlocking and true-up adjustments on DPAC balances recorded through amortization expense for 2015, 2014 and 2013.

	Years Ended December 31,
Increase (Decrease) in DPAC Balance	2015	2014	2013
	(In thousands)

Unlocking	$1,810	1,430	—
True-up	2,830	7,181	15,842

Totals	$4,640	8,611	15,842

In 2015, the Company unlocked the DPAC balance associated with its International Life segment for favorable mortality experience on one of its universal life products. The effect of the prospective unlocking was to increase DPAC balances by $7.1 million (and decrease amortization expense). In addition, the Company unlocked the DPAC balance associated with its annuity segment for future expense assumptions pertaining to product development override costs (trailer commissions) which it is obligated to pay certain contracted National Marketing Organizations. The effect of the prospective unlocking was to decrease DPAC balances by $5.3 million (and increase amortization expense). During 2014, the Company unlocked the DPAC balance associated with its International Life segment for premium load increases implemented on several international universal life products. The effect of the prospective unlocking was to increase DPAC balances by $1.4 million (and decrease amortization expense). No unlocking adjustments were made by the Company in 2013.

True-up adjustments are recorded quarterly and the adjustments in 2015, 2014 and 2013 relate to changes in expense ratios, partial surrender rates, mortality rates, credited interest rates and earned rates for the current year’s experience. The true-up adjustments for the life insurance lines of business were positive (decrease to amortization expenses) during these periods, whereas the true-up adjustments for the annuity line of business were negative in these same periods incrementally adding to amortization expense.

	Years Ended December 31,
True-up Adjustments	2015	2014	2013
	(In thousands)

Annuities	$(13,140)	$(10,860)	(3,553)
International life	9,450	9,140	11,306
Domestic life	6,520	8,901	8,089

Totals	$2,830	7,181	15,842

Universal life and annuity contract interest - The Company closely monitors credited interest rates on interest sensitive policies, taking into consideration such factors as profitability goals, policyholder benefits, product marketability, and economic market conditions.  As long-term interest rates change, the Company's credited interest rates are often adjusted accordingly, taking into consideration the factors described above. The difference between yields earned on investments over policy credited rates is often referred to as the "interest spread".

The Company's approximated average credited rates, excluding and including equity-indexed products, were as follows:

	December 31,			December 31,
	2015	2014	2013	2015	2014	2013
	(Excluding fixed-index products)			(Including fixed-index products)

Annuity	2.43%	2.52%	2.63%	1.66%	2.86%	4.73%
Interest sensitive life	3.71%	3.77%	3.88%	3.00%	5.54%	8.40%

Contract interest including fixed-index products also encompasses the performance of the index options associated with the Company's fixed-index products. As previously noted, the market performance of these derivative features resulted in net realized and unrealized gains (losses) in 2015, 2014 and 2013 of $(61.8) million, $68.6 million and $225.9 million, respectively.

Generally, the impact of the market value change of index options on asset values aligns closely with the movement of the embedded derivative liability held for the Company's fixed-index products such that the net effect upon pretax earnings is negligible (i.e. net realized and unrealized gains/(losses) included in net investment income approximate the change in contract interest associated with the corresponding embedded derivative liability change). During the third quarter of 2015, the embedded derivative liability decreased approximately $11.0 million less than the decline in the associated index option asset value resulting in a charge to pretax earnings in a like amount. The embedded derivative liability decreased at a lesser rate as a result of the market value of the index options having declined to a level such that the projected interest credits used in estimating the embedded derivative liability did not support the Company's expected collectability of asset management fees on the products (assumed asset management fees collected reduce the embedded derivative liability). In the fourth quarter of 2015, $6.6 million of the charge taken in the third quarter reversed with an improvement in the market value of the index options. The remaining deviation from the third quarter of the index option asset value with the embedded derivative liability ($4.4 million) is subject to reverse in the future in the event of further improvement in market value returns of the index options and/or decreases in asset management fees charged in lieu of other crediting rate mechanism changes. Refer to Footnote 15 Derivative Investments in the accompanying Notes to Condensed Consolidated Financial Statements for further information.

Similar to deferred policy acquisition costs, the Company defers sales inducements in the form of first year interest bonuses on annuity products that are directly related to the production of new business. These bonus interest charges are deferred and amortized using the same methodology and assumptions used to amortize other capitalized acquisition costs and the amortization is included in contract interest. In addition, deferred sales inducement balances are also reviewed periodically to ascertain whether actual experience has deviated significantly from that assumed (unlock) and are adjusted to reflect current policy lapse or termination rates, expense levels and credited rates on policies compared to anticipated experience (true-up). These adjustments, plus or minus, are included in contract interest expense. In the years ended December 31, 2015, 2014, and 2013 the Company recorded true-up adjustments of its deferred sales inducement balances resulting in additional contract interest expense of $3.9 million, $1.6 million and $0.8 million, respectively.

The Company also unlocked its deferred sales inducement balance in 2015 associated with its annuity segment for future expense assumptions pertaining to product development override costs (renewal trail commission arrangements). The effect of the prospective unlocking was to decrease the deferred sales inducement balance by $1.8 million which increased contract interest expense by the same amount. No unlocking adjustments were made in 2014 and 2013.

Other operating expenses - Other operating expenses consist of general administrative expenses, licenses and fees, commissions not subject to deferral, nursing home expenses and compensation costs. These are summarized in the table that follows.

	Years Ended December 31,
	2015	2014	2013
	(In thousands)

General insurance expenses	$21,374	18,420	29,916
Nursing home expenses	19,239	19,541	21,230
Compensation expenses	19,981	28,207	28,202
Commission expenses	11,934	11,090	9,478
Taxes, licenses and fees	5,914	6,293	6,867

Totals	$78,442	83,551	95,693

General insurance expenses include amounts provided for various legal matters and outstanding litigation. As more fully described in Item 3. Legal Proceedings of this report, the Company entered into a settlement agreement pertaining to a class action lawsuit which was approved by the U.S. District Court in February 2014. Included in general insurance expense for 2013 is an accrual of $6.5 million related to this settlement which approximated the ultimate amounts paid out during 2014. With the resolution of this matter and a lack of other significant litigation, the Company's legal expenses, excluding the class action lawsuit accrual, declined approximately $1.6 million from the amount in 2013. In addition, the Company was the recipient of $1.1 million in lawsuit settlement proceeds further decreasing legal expenses. Recurring legal fees increased approximately $0.6 million in 2015 over the level in 2014 due services rendered on various regulatory and operational matters.

General insurance expenses also include costs associated with the Company's various employee benefit plans. This category of expense totaled $5.8 million, $5.9 million, and $5.1 million in 2015, 2014, and 2013, respectively. In addition to employee benefit plans, through 2013, the Company offered a non-qualified deferred compensation plan for qualifying agents. This program was terminated and unvested Company contributions of approximately $1.7 million were recaptured in 2014 reducing general expenses in that year.

Nursing home expenses include the Company's two facilities in Reno, Nevada and San Marcos, Texas. These two entities have operationally functioned at consistent levels of residents over the past several years. Certain higher acuity resident services were discontinued at the Reno facility in 2014 resulting in lower expenses.

Compensation expenses include share-based compensation costs for the Company's stock option plans related to outstanding vested and nonvested stock options and stock appreciation rights (SARs). These costs move in tandem with the number of stock options and SARs outstanding as well as the market price of the Company's Class A common share as a result of marking the stock options and SARs to fair value under the liability method of accounting. Consequently, the related expense amount varies positive or negative in any given period. For the three years shown, share-based compensation expense totaled $(0.9) million in 2015, $4.4 million in 2014 and $5.7 million in 2013. The expense increases in 2013 and 2014 reflect an increase in the Company's Class A common share price from $223.55 at December 31, 2013 to $269.25 at December 31, 2014, while the expense decrease in 2015 is indicative of a price decline to $251.94 at December 31, 2015. No awards of stock options or SARs were granted in 2015 and 2014.

In addition to share-based compensation costs, other compensation costs decreased to $20.9 million in 2015 from $23.8 million in 2014. Of the decline, $1.0 million of the reduction pertained to lower officer bonus amounts primarily due to international life and annuity sales results below target goals.

Segment Operations

Summary of Segment Earnings

A summary of segment earnings from continuing operations for the years ended December 31, 2015, 2014 and 2013 is provided below.  The segment earnings exclude realized gains and losses on investments, net of taxes.

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
	(In thousands)

Segment earnings (loss):
2015	$568	42,647	29,564	20,931	93,710
2014	2,812	37,092	42,935	15,204	98,043
2013	2,094	35,718	37,725	15,085	90,622

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below.

	Years Ended December 31,
	2015	2014	2013
	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$30,743	28,801	29,567
Net investment income	27,172	34,695	33,818
Other revenues	56	55	29

Total premiums and other revenues	57,971	63,551	63,414

Benefits and expenses:
Life and other policy benefits	17,905	11,856	11,660
Amortization of deferred policy acquisition costs	8,647	6,913	6,738
Universal life insurance contract interest	17,799	27,050	26,427
Other operating expenses	12,774	13,547	15,515

Total benefits and expenses	57,125	59,366	60,340

Segment earnings (loss) before Federal income taxes	846	4,185	3,074

Provision (benefit) for Federal income taxes	278	1,373	980

Segment earnings (loss)	$568	2,812	2,094

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

	Years Ended December 31,
	2015	2014	2013
	(In thousands)

Universal life insurance revenues	$29,785	28,505	31,192
Traditional life insurance premiums	8,093	6,687	4,386
Reinsurance premiums	(7,135)	(6,391)	(6,011)

Totals	$30,743	28,801	29,567

The Company’s domestic life insurance in force in terms of policy counts has been declining for several years resulting in lower universal life contract revenue charges from the in force block. The pace of new policies issued has lagged the number of policies terminating from death or surrender over the three years shown causing a declining level of insurance in force from which contract revenue is received. In 2015, the Company issued 1,920 new domestic life policies while 3,400 terminated. This was a slightly better ratio than in preceding years. Nonetheless, the number of domestic life insurance policies has declined from 57,740 at December 31, 2013 to 55,750 at December 31, 2014 and to 54,270 at December 31, 2015. Policy lapse rates in 2015 improved to 5.9% from 6.2% and 6.7% in 2014 and 2013, respectively.

Universal life insurance revenues are also generated with the issuance of new business based upon amounts per application and percentages of the face amount (volume) of insurance issued. The number of domestic policies issued during 2015 was 13% higher than in 2014 and the volume of insurance issued was 9% more than that in 2014. As noted in the discussion of Consolidated Operations results, in 2013 the Company began deferring the premium load on its most popular domestic product, single pay life insurance. Amounts deferred are amortized into revenues over future periods corresponding with the duration of the policies

Premiums collected on universal life products are not reflected as revenues in the Company's consolidated statements of earnings in accordance with GAAP.  Actual domestic universal life premiums are detailed below.

	Years Ended December 31,
	2015	2014	2013
	(In thousands)

Universal life insurance:
First year and single premiums	$126,539	115,928	129,518
Renewal premiums	21,065	20,181	19,849

Totals	$147,604	136,109	149,367

During the past several years the Company has achieved some success in growing its domestic life insurance business with the number of new policies issued trending higher. Sales have been substantially weighted toward single premium policies which do not have much in the way of recurring premium payments. These products target wealth transfer strategies involving the movement of accumulated wealth in alternative investment vehicles, including annuities, into life insurance products. The Company launched a series of recurring premium payment whole life and term policies during 2014 which have added marginally to premiums levels thus far.

Net investment income for this segment of business has been gradually increasing due to the increased new business activity described above (single premium policies) and a higher level of investments needed to support the corresponding growth in policy obligations. The increase in net investment income has been partially muted by lower investment yields from debt security investment purchases during this time frame. Net investment income also includes the gains and losses on index options purchased to back the index crediting mechanism on fixed-index universal life products. A detail of net investment income for domestic life insurance operations is provided below.

	Years Ended December 31,
	2015	2014	2013
	(In thousands)

Net investment income (excluding derivatives)	$32,186	30,340	24,253
Derivative gain (loss)	(5,014)	4,355	9,565

Net investment income	$27,172	34,695	33,818

For liability purposes, the embedded option in the Company's policyholder obligations for this feature is bifurcated and separately reserved for. Accordingly, a comparable impact for the derivative component in fixed-index universal life products is reflected in the contract interest expense for each respective period.

Life and policy benefits for a smaller block of business are subject to variation from period to period. Claim activity during 2015 was elevated compared to historical trends. While the number of incurred claims in 2015 declined 6% from the prior year, the average amount per claim increased from $16,600 to $22,600. The low face amount per claim reflects the older block of domestic life insurance policies sold which were final expense type products (i.e. purchased to cover funeral costs). The increase in the average face amount is due to the small addition of claims from recent policy sales which have higher face amounts of insurance coverage per policy. The Company's overall mortality experience for this segment is in line with pricing assumptions.

As noted previously in the discussion of results from consolidated operations, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience with the adjustment reflected in current period amortization expense. To the extent required, the Company may also record unlocking adjustments to DPAC balances. The following table identifies the effects of unlocking and true-up adjustments on domestic life insurance DPAC balances recorded through amortization expense for 2015, 2014 and 2013.

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Increase (Decrease) in DPAC Balance
Unlocking	$—	—	—
True-up	6,520	8,901	8,089

Totals	$6,520	8,901	8,089

The true-up adjustments recorded in each year increased the DPAC balance which conversely reduced amortization expense by a like amount for each year. These true-up adjustments reflect favorable outcomes compared to anticipated experience.

Operating expenses are allocated to lines of business based upon a functional cost analysis of the business activity giving rise to incurred expenses. As the Company's overall operating expense levels declined in 2015 from the prior year, operating expenses for this segment were lower.

International Life Insurance Operations

The Company's international life operations have been a steady contributor to the Company's overall earnings performance and represents a niche where the Company believes it has a competitive advantage. A stable population of distribution relationships has been developed given the Company's longstanding reputation for supporting its international life products coupled with the instability of competing insurers.

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below.

	Years Ended December 31,
	2015	2014	2013
	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$122,393	118,838	117,668
Net investment income	29,400	51,539	63,504
Other revenues	14	372	299

Total premiums and other revenue	151,807	170,749	181,471

Benefits and expenses:
Life and other policy benefits	24,237	24,034	25,706
Amortization of deferred policy acquisition costs	19,975	21,807	18,946
Universal life insurance contract interest	23,423	46,255	58,757
Other operating expenses	20,706	23,449	25,624

Total benefits and expenses	88,341	115,545	129,033

Segment earnings before Federal income taxes	63,466	55,204	52,438

Provision (benefit) for Federal income taxes	20,819	18,112	16,720

Segment earnings	$42,647	37,092	35,718
As with domestic life operations, revenues from the international life insurance segment include both premiums on traditional type products and revenues from universal life insurance.  A comparative detail of premiums and contract revenues is provided below.

	Years Ended December 31,
	2015	2014	2013
	(In thousands)

Universal life insurance revenues	$121,281	115,378	112,874
Traditional life insurance premiums	9,605	12,833	14,692
Reinsurance premiums	(8,493)	(9,373)	(9,898)

Totals	$122,393	118,838	117,668

In general, universal life revenues and operating earnings are anticipated to emerge with the amount of international life insurance in force and a steady growth in new sales. Over the past three years, the volume of insurance in force has moved from $19.6 billion at December 31, 2013 to $20.0 billion at December 31, 2014 and to $19.0 billion at December 31, 2015. Universal life insurance revenues are also generated with the issuance of new business based upon amounts per application and percentages of the face amount (volume) of insurance issued. During 2015, the number of international life policies decreased 18% from the prior year while the volume of insurance issued decreased approximately 27% from the level in 2014. As discussed in Part 1 Item 1. (Business) the Company ceased accepting applications from residents of Brazil and certain other countries during the fourth quarter of 2015.

A third component of international universal life revenues include surrender charges assessed upon surrender of contracts by policyholders. In the midst of the financial crisis during 2008 through 2010, the Company’s international policyholders in particular exhibited concern regarding the developments in U.S. financial markets. This level of termination activity subsequently subsided in 2011 with the termination activity over the following years remaining relatively level. In 2015, termination activity revisited the levels last seen during the 2008 through 2010 period. The following table illustrates the Company’s international life termination experience over the past five years.

Volume In Force Terminations	Amount in $’s	Annualized Termination Rate
	(millions)

Year Ended December 31, 2015	$2,659.1	12.3%
Year Ended December 31, 2014	1,825.5	8.4%
Year Ended December 31, 2013	1,838.5	8.6%
Year Ended December 31, 2012	1,828.4	8.7%
Year Ended December 31, 2011	1,465.1	7.3%

As described previously, premiums collected on universal life products are not reflected as revenues in the Company's consolidated statements of earnings in accordance with GAAP.  Actual international universal life premiums collected are detailed below.

	Years Ended December 31,
	2015	2014	2013
	(In thousands)

Universal life insurance:
First year and single premiums	$26,933	29,688	28,328
Renewal premiums	102,737	115,019	118,661

Totals	$129,670	144,707	146,989

The Company’s most popular international products have been its fixed-index universal life products in which the policyholder can elect to have the interest rate credited to their policy account values linked in part to the performance of the S&P 500 Index®. Included in the totals in the above table are collected premiums for fixed-index universal life products of $84.5 million, $94.9 million and $93.4 million for the years ended 2015, 2014 and 2013, respectively. The decline in renewal premiums during 2015 corresponds with the increased termination activity discussed above.

As noted previously, net investment income and contract interest include period-to-period changes in fair value pertaining to call options purchased to hedge the interest crediting feature on the fixed-index universal life products. With the growth in the fixed-index universal life block of business, the period-to-period changes in fair values of the underlying options have had an increasingly greater impact on net investment income and universal life contract interest. A detail of net investment income for international life insurance operations is provided below.

	Years Ended December 31,
	2015	2014	2013
	(In thousands)

Net investment income (excluding derivatives)	$37,684	38,903	34,181
Derivative gain (loss)	(8,284)	12,636	29,323

Net investment income	$29,400	51,539	63,504

As noted in the Domestic Life Insurance discussion, for liability purposes, the embedded option in the Company's policyholder obligations for this feature is bifurcated and reserved for separately. Accordingly, the impact for the embedded derivative component in the equity-index universal life product is reflected in the contract interest expense for each respective period.

Life and policy benefits primarily consist of death claims on policies. The Company’s clientele for international products are generally wealthy individuals with access to U.S. dollars and quality medical care. Consequently, the amounts of coverage purchased tend to be larger amounts than those for domestic life insurance. In the year ended December 31, 2015, the average face amount of insurance purchased was approximately $342,500, reflecting a level somewhat lower than that of immediately prior years. While life and policy benefit expense for the international life segment reflects the larger policies purchased, mortality due to natural causes is comparable to that in the United States. The Company's maximum risk exposure per insured life, after reinsurance, is capped at $500,000. The number of claims reported during 2015 was approximately 4% less than the prior year. However, the average net claim (after reinsurance) increased from $142,500 to $168,700. Measured over a period of years, the Company's international life mortality experience has generally been better than product pricing assumptions.

The Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking and true-up adjustments on international life insurance DPAC balances recorded through amortization expense for 2015, 2014 and 2013.

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Increase (Decrease) in DPAC Balance
Unlocking	$7,120	1,430	—
True-up	9,450	9,140	11,306

Totals	$16,570	10,570	11,306

Similar to domestic life results, the true-up adjustments recorded for the periods shown increased the DPAC balance which conversely reduced amortization expense by a like amount for the year. In 2015, the Company unlocked the DPAC balance for favorable mortality experience on one of its international universal life products. The effect of the prospective unlocking was to increase DPAC balances by $7.1 million (and decrease amortization expense). The unlocking adjustment in 2014 resulted from the Company implementing premium load increases on several international universal life products and unlocking its DPAC for this item. The effect of the prospective unlocking in 2014 was to increase DPAC balances by $1.4 million (and decrease amortization expense).

As indicated in the discussion concerning net investment income, contract interest expense includes fluctuations that are the result of the effect upon the embedded derivative for the performance of underlying equity indices associated with fixed-index universal life products.  The amounts realized on purchased call options approximate the amounts the Company credits to policyholders. For more details about the Company’s use of index options to hedge the performance of equity indices refer to the derivative gain (loss) discussion in the Consolidated Operations section of this Item 7.

Annuity Operations

The Company's annuity operations are almost exclusively in the United States.  Although some of the Company's investment contracts are available to international residents, current sales are small relative to total annuity sales.  A comparative analysis of results of operations for the Company's annuity segment is detailed below.

	Years Ended December 31,
	2015	2014	2013
	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$22,171	22,476	20,231
Net investment income	300,198	398,163	543,077
Other revenues	50	68	45

Total premiums and other revenues	322,419	420,707	563,353

Benefits and expenses:
Life and other policy benefits	25,310	18,405	22,684
Amortization of deferred policy acquisition costs	91,711	86,434	82,549
Annuity contract interest	135,679	224,954	369,410
Other operating expenses	25,723	27,015	33,325

Total benefits and expenses	278,423	356,808	507,968

Segment earnings before Federal income taxes	43,996	63,899	55,385

Provision (benefit) for Federal income taxes	14,432	20,964	17,660

Segment earnings	$29,564	42,935	37,725

Premiums and contract charges primarily consist of surrender charge income recognized on terminated policies. The amount of surrender charge income recognized is determined by the volume of surrendered contracts as well as the duration of each contract at the time of surrender given the pattern of declining surrender charge rates over time that is common to most annuity contracts. The Company's lapse rate for annuity contracts during 2015 was 6.2%, a slight decrease from a rate of 6.6% in 2014 and 6.5% in 2013.

Deposits collected on annuity contracts are not reflected as revenues in the Company's consolidated statements of earnings in accordance with GAAP.  Actual annuity deposits collected are detailed below.

	Years Ended December 31,
	2015	2014	2013
	(In thousands)

Fixed-index annuities	$723,282	748,022	717,630
Other deferred annuities	40,581	66,997	78,579
Immediate annuities	11,146	18,254	17,671

Totals	$775,009	833,273	813,880

Fixed-index products are more attractive for consumers when interest rate levels remain low and equity markets produce positive returns. Since the Company does not offer variable products or mutual funds, fixed-index products provide an important alternative to the Company's existing fixed interest rate annuity products. Fixed-index annuity deposits as a percentage of total annuity deposits were 93%, 90% and 88%for the years ended December 31, 2015, 2014 and 2013, respectively. The increasing percentage of fixed-index products to total annuity deposits reflects the low interest rate environment and the ongoing bull market in equities.

As a selling inducement, some of the deferred products, as well as the fixed-index annuity products, include a first year interest bonus ranging from 1% to 7% depending upon the product, in addition to the base first year interest rate. Other products include a premium bonus ranging from 2% to 10% which is credited to the account balance when premiums are applied. These bonus rates are deferred in conjunction with other capitalized policy acquisition costs. The amount deferred to be amortized over future periods amounted to approximately $17.7 million, $18.4 million and $26.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. Amortization of deferred sales inducements is included as a component of annuity contract interest as described later in this discussion of annuity operations.

A detail of net investment income for annuity operations is provided below.

	Years Ended December 31,
	2015	2014	2013
	(In thousands)

Net investment income (excluding derivatives)	$348,650	346,538	356,067
Derivative gain (loss)	(48,452)	51,625	187,010

Net investment income	$300,198	398,163	543,077

As previously described, derivatives are call options purchased to hedge the equity return component of the Company's fixed-index annuity products with any gains or losses from the sale or expiration of the options, as well as period-to-period changes in fair values, reflected in net investment income. Since the embedded derivative option in the policies is bifurcated when determining the contract reserve liability, the impact of the market value change of index options on assets values generally aligns closely with the movement of the embedded derivative liability such that the net effect upon pretax earnings is negligible (i.e. net realized and unrealized gains/(losses) included in net investment income approximate the change in contract interest associated with the corresponding embedded derivative liability change). See further discussion below regarding contract interest activity.

Life and policy benefits primarily consists of death claim benefits paid on annuity policies. In 2013, this amount also includes a $4.0 million liability increase pertaining to the market value adjustment on surrenders and partial withdrawals on certain annuity policy that were transacted over a period of years. This liability was paid during the course of 2014.

Consistent with the domestic and international life segments, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking and true-up adjustments on annuity DPAC balances recorded through amortization expense for 2015, 2014 and 2013.

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Increase (Decrease) in DPAC Balance
Unlocking	$(5,310)	—	—
True-up	(13,140)	(10,860)	(3,553)

Totals	$(18,450)	(10,860)	(3,553)

The Company unlocked the DPAC balance associated with its annuity segment in 2015 for future expense assumptions pertaining to product development override costs (trailer commissions) which it is obligated to pay certain contracted National Marketing Organizations. The effect of the prospective unlocking was to decrease DPAC balances by $5.3 million (and increase amortization expense). No unlocking adjustments were recorded in 2014 and 2013.

As the true-up adjustments in each period decreased DPAC balances a corresponding increase in DPAC amortization expense was recorded. The true-up adjustments in 2015, 2014 and 2013 relate to policy lapse or termination rates, renewal trail commissions, expense levels, investment yields and interest credited rates compared to anticipated experience.

Annuity contract interest includes the equity component return associated with the call options purchased to hedge the Company's fixed-index annuities. The detail of fixed-index annuity contract interest as compared to contract interest for all other annuities is as follows:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)

Fixed-indexed annuities	$34,167	127,672	259,981
All other annuities	90,699	89,391	110,342

Gross contract interest	124,866	217,063	370,323
Bonus interest deferred and capitalized	(17,704)	(18,355)	(26,159)
Bonus interest amortization	28,517	26,246	25,246

Total contract interest	$135,679	224,954	369,410

The fluctuation in reported contract interest amounts for fixed-indexed annuities is driven by sales levels, the level of the business in force and the positive or negative performance of equity markets on option values on projected interest credits. As noted above in the net investment income discussion, the amounts shown for contract interest for fixed-index annuities generally align with the derivative gains/(losses) included in net investment income. In the third quarter of 2015, the embedded derivative liability decreased approximately $11.0 million less than the decline in the associated index option asset value resulting in a charge to pretax earnings in a like amount. The embedded derivative liability decreased at a lesser rate as a result of the market value index option returns having declined to a level such that the projected interest credits used in estimating the embedded derivative liability did not support the Company's expected collectability of asset management fees on fixed-index products (assumed asset management fees collected reduce the embedded derivative liability). At December 31, 2015, the market value index option returns improved resulting in the Company recovering in the fourth quarter approximately $6.6 million of the third quarter pretax earnings charge. The remaining difference ($4.4 million) of the deviation of the index option asset value with the embedded derivative liability is subject to reverse in the future in the event of further increases in market value index option returns and/or decreases in asset management fees charged in lieu of other crediting rate mechanism changes.

True-up adjustments for the deferred sales inducement balance are done each period similar to that done with respect to DPAC balances. For the years ended December 31, 2015, 2014, and 2013 deferred sales inducement balances on the consolidated balance sheet were reduced by $3.9 million, $1.6 million and $0.8 million, respectively, for true-up adjustments. These adjustments are included in the above table as an addition to bonus interest amortization. The Company also unlocked its deferred sales inducement balance in 2015 for future expense assumptions pertaining to product development override costs as previously discussed in the Consolidated Operations section of this report. The effect of the prospective unlocking was to decrease the deferred sales inducement balance by $1.8 million which increased contract interest expense by the same amount. No unlocking adjustments were made in 2014 and 2013.

The majority of litigation and legal matters the Company is involved with emanate from annuity products. Accordingly, the $6.5 million addition to the liability for legal matters during 2013 discussed in the Consolidated Operations section of this report was allocated to the Annuity Operations segment and is included in other operating expenses in that period.

Other Operations

The Company's primary business encompasses its domestic and international life insurance operations and its annuity operations.  However, the Company also has small real estate, nursing home, and other investment operations through its wholly-owned subsidiaries. Nursing home operations generated $1.3 million, $1.6 million and $2.1 million of operating earnings in 2015, 2014, and 2013, respectively. The remaining earnings in Other Operations of $19.6 million, $13.6 million, and $13.0 million for the years ended December 31, 2015, 2014, 2013, respectively, represent investment income from real estate, municipal bonds, and common and preferred equities held in subsidiary company portfolios principally for tax-advantage purposes. Included in these amounts are semi-annual distributions from a life interest in the Libby Shearn Moody Trust which is an asset held in NWLSM, Inc. Pretax distributions from this trust were $7.0 million, $6.0 million, and $5.4 million in 2015, 2014, and 2013, respectively. In addition to pretax distributions, the 2015 amount also includes additional revenue recorded associated with revaluing the actuarial life interest in the Libbie Shearn Moody Trust.

INVESTMENTS

General

The Company's investment philosophy emphasizes the careful handling of policyowners' and stockholders' funds to achieve security of principal, to obtain the maximum possible yield while maintaining security of principal, and to maintain liquidity in a measure consistent with current and long-term requirements of the Company.

The Company's overall conservative investment philosophy is reflected in the allocation of its investments, which is detailed below as of December 31, 2015 and 2014.  The Company emphasizes investment grade debt securities, with smaller holdings in mortgage loans and policy loans, and purchases index call options to support its fixed-index policyholder contract obligations.

	December 31, 2015		December 31, 2014
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Debt securities	$10,035,189	97.4	$9,552,920	96.2
Mortgage loans	108,311	1.1	149,503	1.5
Policy loans	61,957	0.6	63,645	0.6
Derivatives, index options	38,409	0.4	114,287	1.2
Real estate	16,333	0.2	16,741	0.2
Equity securities	18,361	0.2	17,303	0.2
Other	10,454	0.1	12,033	0.1

Totals	$10,289,014	100.0	$9,926,432	100.0

The Company’s investment portfolio increased 4% to $10.3 billion at December 31, 2015 compared to $9.9 billion at December 31, 2014 due to positive cash flows from operating and financing activities.  The primary driver of the increase was investable funds generated from single premium life insurance and annuity sales. Annuity production was again managed within a targeted range given the low interest rate environment and approximately $775.0 million in annuity deposits were collected in 2015. Partially offsetting the increase in the portfolio balance from investable cash flows was a reduction in the unrealized gain position of the Company’s securities available for sale portfolio, which is reported at fair market value. Unrealized gains decreased from $138.6 million at December 31, 2014 to $32.2 million at December 31, 2015 due to the increase in interest rates during 2015 (which serves to decrease market values).

Derivatives, index options, are call options purchased to hedge the interest crediting mechanism associated with the Company's fixed-index universal life and annuity policies. These options are reported on the consolidated balance sheet at fair value in accordance with GAAP. The unrealized loss position of options held at December 31, 2015 of $(47.8) million was $88.1 million lower than the unrealized gain position at December 31, 2014 of $40.3 million due to market indice levels at the time of option purchases and a lower equity index level at the end of 2015.

Debt and Equity Securities

The Company maintains a diversified portfolio which consists mostly of corporate, mortgage-backed, and public utility fixed income securities. Investments in mortgage-backed securities primarily include U.S. government agency pass-through securities and collateralized mortgage obligations ("CMO"). The Company's investment guidelines prescribe limitations by type of security as a percent of the total investment portfolio and all holdings were within these threshold limits.  As of December 31, the Company's debt securities portfolio consisted of the following for 2015 and 2014:

	December 31, 2015		December 31, 2014
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Corporate	$6,814,793	68.0	$6,208,241	65.1
Residential mortgage-backed	1,542,587	15.4	1,693,372	17.7
Public utilities	1,178,622	11.7	1,158,063	12.1
State and political subdivisions	436,493	4.3	432,739	4.5
U.S. agencies	15,019	0.1	10,061	0.1
Asset-backed securities	35,393	0.4	38,199	0.4
Foreign governments	10,355	0.1	10,325	0.1
U.S. Treasury	1,927	—	1,920	—

Totals	$10,035,189	100.0	$9,552,920	100.0

Substantially all of the Company’s investable cash flows are directed toward the purchase of long-term debt securities.  The Company’s investment policy calls for investing in debt securities that are investment grade, meet quality and yield objectives, and provide adequate liquidity for obligations to policyholders.  Debt securities with intermediate maturities are targeted by the Company as they more closely match the intermediate nature of the Company’s policy liabilities and provide an appropriate strategy for managing cash flows.  With the advent of the Federal Reserve's low interest rate environment, the percentage of mortgage-backed securities in the Company's investment portfolio has declined over the past few years reflecting fewer new purchases of these instruments as well as increased prepayment activity. This percentage has been over 35% of the portfolio in previous years. The Company holds minimal levels of U.S. Treasury securities due to their low yields and deposits most of these holdings with various state insurance departments in order to meet security deposit on hand requirements in these states.

Debt securities purchased to fund insurance company operations are summarized below.

	Year Ended December 31
	2015	2014
	(Dollars in thousands)

Cost of acquisitions	$1,309,930	$1,166,112
Average S&P quality	A-	A-
Effective annual yield	3.51%	3.68%
Spread to treasuries	1.36%	1.12%
Effective duration	8.5 years	8.5 years

Rating agencies generally view mortgage-backed securities as having additional risk for insurers holding interest sensitive product liabilities given a potential asset/liability disintermediation. Consequently, the Company holds predominantly agency mortgage-backed securities.  Because mortgage-backed securities are subject to prepayment and extension risk, the Company has substantially reduced these risks by investing in collateralized mortgage obligations ("CMO"), which have more predictable cash flow patterns than pass-through securities.  These securities, known as planned amortization class I ("PAC I"), very accurately defined maturity ("VADM") and sequential tranches are designed to amortize in a more predictable manner than other CMO classes or pass-throughs.  The Company does not purchase tranches, such as PAC II and support tranches, that subject the portfolio to greater than average prepayment risk.  Using this strategy, the Company can more effectively manage and reduce prepayment and extension risks, thereby helping to maintain the appropriate matching of the Company's assets and liabilities.

In addition to diversification, an important aspect of the Company's investment approach is managing the credit quality of its investments in debt securities.  Thorough credit analysis is performed on potential corporate investments including examination of a company's credit and industry outlook, financial ratios and trends, and event risks.  This emphasis is reflected in the high average credit rating of the Company's debt securities portfolio with 98.4% held in investment grade securities.  In the table below, investments in debt securities are classified according to credit ratings by Standard and Poor's ("S&P®"), or other nationally recognized statistical rating organizations if securities were not rated by S&P®.

	December 31, 2015		December 31, 2014
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

AAA	$97,068	1.0	$105,973	1.1
AA	2,361,417	23.5	2,519,235	26.4
A	3,399,230	33.9	3,216,935	33.7
BBB	4,016,665	40.0	3,563,641	37.3
BB and other below investment grade	160,809	1.6	147,136	1.5

Totals	$10,035,189	100.0	$9,552,920	100.0

The Company's investment guidelines do not allow for the purchase of below investment grade securities. The investments held in debt securities below investment grade are the result of subsequent downgrades of the securities.  These holdings are further summarized below.

	Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	% of Invested Assets
	(In thousands except percentages)

December 31, 2015	$166,508	160,809	160,867	1.6%

December 31, 2014	$146,143	147,136	152,586	1.5%

The Company's percentage of below investment grade securities compared to total invested assets at December 31, 2015 increased from year-end 2014 due mostly to downgrades of several securities to below investment grade, primarily energy-related entities.  The Company's holdings of below investment grade securities are relatively small and as a percentage of total invested assets low compared to industry averages.

Holdings in below investment grade securities by category as of December 31, 2015 are summarized below, including 2015 and 2014 fair values for comparison. The Company continually monitors developments in these industries for issues that may affect security valuation.

	Below Investment Grade Debt Securities
Industry Category	Amortized Cost 2015	Carrying Value 2015	Fair Value 2015	Fair Value 2014
	(In thousands)

Retail	$14,973	15,525	15,525	15,600
Telecommunications	5,045	4,850	4,850	5,650
Asset-backed securities	14,386	15,036	16,736	7,743
Residential mortgage-backed	1,786	1,789	1,789	7,244
Transportation	—	—	—	61
Manufacturing	41,016	41,384	41,768	54,823
Banking/finance	15,001	15,000	13,800	16,583
Other	74,301	67,225	66,399	44,882

Totals	$166,508	160,809	160,867	152,586

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

In the energy sector, oil prices have witnessed a precipitous drop in prices over the past two years. Prior to 2015, oil prices maintained price levels over $100 per barrel. More recently, prices have dropped below $30 per barrel which has helped to produce losses among individual companies in the oil and gas industry. This severe downturn, driven by oversupply and global economic and political uncertainty, has affected the credit quality of individual companies. At December 31, 2015, the Company's aggregate holdings in this sector approximated $939 million representing 9.1% of the Company's invested assets. These holdings represented debt securities issued by 43 companies in the oil and gas industry comprising in excess of one hundred bond positions. The Company's oil and gas debt securities were 97.9% investment grade as of the balance sheet date and had an average overall rating of BBB+. Further mitigating the risk of holdings in this sector was ample diversification by subsector (integrated, independent, pipeline, servicer, and equipment). At December 31, 2014, amounts invested in this sector were approximately $802 million issued by 42 companies.

Certain European countries have experienced varying degrees of financial stress. Risks from the continued debt crisis in Europe, while not as highly publicized recently compared to prior years, could continue to disrupt financial markets and have a detrimental impact on global conditions as well as on sovereign and non-sovereign obligations.The Company has no exposure to the sovereign debt of Portugal, Ireland, Italy, Greece or Spain. These countries in particular had been experiencing the more significant economic, fiscal and political strains that increase the likelihood of default for sovereign countries. Additionally, the Company has no exposure to the debt of financial institutions domiciled in these countries.

However, the Company does have holdings of the debt of non-financial companies in certain of these countries. The following table shows bond holdings at December 31, 2015 of non-financial companies that are domiciled in Portugal, Ireland, Italy or Spain held in the available for sale and held to maturity debt security portfolios.

Securities Available for Sale:

		Amortized Cost	Fair Value	Country
Company	S&P Rating	2015	2015	Domiciled
	(In thousands)

Allergan	BBB-	$22,710	22,385	Ireland
CRH	BBB+	25,000	25,320	Ireland
Medtronic	A	34,131	35,963	Ireland
Telefonica	BBB	11,792	12,393	Spain

Totals		$93,633	96,061

Securities Held to Maturity:

		Amortized Cost	Fair Value	Country
Company	S&P Rating	2015	2015	Domiciled
	(In thousands)

EDP	BB+	$17,272	18,154	Portugal
Enel	BBB	19,952	21,385	Italy
Finmeccanica	BB+	15,014	16,163	Italy
Iberdrola Finance	BBB	2,940	3,237	Spain
Kerry Group	BBB+	21,960	21,157	Ireland
Medtronic	A	19,964	19,718	Ireland
Telefonica	BBB	8,082	8,792	Spain
Perrigo	BBB	25,816	25,187	Ireland

Totals		$131,000	133,793

Generally accepted accounting principles require that investments in debt securities be written down to fair value when declines in value are judged to be other-than-temporary.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price methodology). Refer to Note 14, Fair Values of Financial Instruments, of the accompanying consolidated financial statements for further discussion.

During the year ended December 31, 2015, the Company recorded no other-than-temporary impairment ("OTTI") credit related write-downs on debt securities and $0.3 million in write-downs on equity securities. There was only one debt security impairment during 2014 which pertained to an asset-backed security whose fair value and present value of future cash flows fell below the amortized cost of the security. See Note 3, Investments Debt and Equity Securities, of the accompanying consolidated financial statements for further discussion.

Since the Company's adoption of the GAAP guidance and accounting for other-than-temporary impairments due to credit loss versus non-credit loss, the Company has recognized a total of $3.0 million of other-than-temporary impairments of which $2.3 million were deemed credit related and recognized as realized investment losses in earnings, and $0.7 million that was deemed non-credit related impairments and recognized in other comprehensive income.

The Company is required to classify its investments in debt and equity securities into one of three categories: (a) trading securities; (b) securities available for sale; or (c) securities held to maturity. The Company purchases securities with the intent to hold to maturity and accordingly does not maintain a portfolio of trading securities. Of the remaining two categories, available for sale and held to maturity, the Company makes a determination on categorization based on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. As shown in the table below, at December 31, 2015, approximately 28.2% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale. These holdings in available for sale provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.

	December 31, 2015
	Fair Value	Amortized Cost	Unrealized Gains
	(In thousands)

Securities held to maturity:
Debt securities	$7,335,436	7,173,967	161,469
Securities available for sale:
Debt securities	2,861,222	2,833,698	27,524
Equity securities	18,361	13,716	4,645

Totals	$10,215,019	10,021,381	193,638

Asset-Backed Securities

The Company holds approximately $35.4 million in asset-backed securities as of December 31, 2015.  This portfolio includes $3.4 million of manufactured housing bonds and $32.0 million of home equity loans (also referred to as subprime securities). The Company does not have any holdings in collaterized bond obligations (“CBO”s), collateralized debt obligations (“CDO”s), or collateralized loan obligations (“CLO”s). Principal risks in holding asset-backed securities are structural, credit, and capital market risks. Structural risks include the securities’ priority in the issuer’s capital structure, the adequacy of and ability to realize proceeds from collateral and the potential for prepayments. Credit risks include corporate credit risks or consumer credit risks for financing such as subprime mortgages. Capital market risks include the general level of interest rates and the liquidity for these securities in the marketplace.

The Company’s exposure to the subprime sector is limited to investments in the senior tranches of subprime residential mortgage loans.  The subprime sector is generally categorized under the asset-backed sector. This sector lends to borrowers who do not qualify for prime interest rates due to poor or insufficient credit history. Subprime borrowers generally have FICO scores of 660 or below. The slowing housing market, rising interest rates, and relaxed underwriting standards for loans originated after 2005 resulted in higher delinquency rates and losses beginning in 2007. These events caused illiquidity in the market and volatility in the market prices of subprime securities.  The housing market subsequently stabilized  and an improvement in the prices of subprime securities occurred as the bond market regained more liquidity.  All of the loans classified as subprime in the Company’s portfolio as of December 31, 2015 were underwritten prior to 2005 as noted in the table below.

	December 31, 2015		December 31, 2014
Investment Origination Year	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)

Subprime:
1998	$2,836	2,933	3,322	3,275
2003	3,474	5,012	3,709	5,469
2004	25,675	25,739	23,773	26,737

Subtotal subprime	$31,985	33,684	30,804	35,481

As of December 31, 2015, 3 of the subprime securities were rated AA, 2 were rated BBB, 2 were rated CC, 2 were rated CCC and 1was not rated.

Mortgage Loans and Real Estate

In general, the Company originates loans on high quality, income-producing properties such as shopping centers, freestanding retail stores, office buildings, industrial, sales or service facilities, selected apartment buildings, motels, and health care facilities.  The location of these properties is typically in major metropolitan areas that offer a potential for property value appreciation. Credit and default risk is minimized through strict underwriting guidelines and diversification of underlying property types and geographic locations.  In addition to being secured by the property, mortgage loans with leases on the underlying property are often guaranteed by the lease payments and also by the borrower.  This approach has proven to result in quality mortgage loans with few defaults.  Mortgage loan interest income is recognized on an accrual basis with any premium or discount amortized over the life of the loan.  Prepayment and late fees are recorded on the date of collection.

The Company requires a minimum specified yield on mortgage loan investments determined by reference to currently available debt security instrument yields.  During the past several years, the low interest rate environment has resulted in fewer loan opportunities being available that meet the Company's required rate of return.  Mortgage loans originated by the Company totaled $38.5 million and $37.1 million for the years 2015 and 2014, respectively.

Loans in foreclosure, loans considered impaired or loans past due 90 days or more are placed on a non-accrual status.  If a mortgage loan is determined to be on non-accrual status, the mortgage loan does not accrue any revenue into the consolidated statements of earnings.  The loan is independently monitored and evaluated as to potential impairment or foreclosure.  If delinquent payments are made and the loan is brought current, then the Company returns the loan to active status and accrues income accordingly.  The Company has no loans past due 90 days which are accruing interest.

The Company's direct investments in real estate are not a significant portion of its total investment portfolio as most of these investments were acquired through mortgage loan foreclosures.  For the years ended December 31, 2015 and 2014, there were no real estate properties acquired through mortgage loan foreclosure. The Company also participates in several real estate joint ventures and limited partnerships that invest primarily in income-producing retail properties.

The Company held net investments in mortgage loans, after allowances for possible losses, totaling $108.3 million and $149.5 million at December 31, 2015 and 2014, respectively.  The diversification of the portfolio by geographic region, property type, and loan-to-value ratio was as follows:

	December 31, 2015		December 31, 2014
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Geographic Region:
West South Central	$58,002	53.2	$97,918	65.2
East North Central	18,477	17.0	10,714	7.1
New England	11,830	10.9	12,155	8.1
Pacific	10,101	9.3	10,282	6.9
East South Central	5,818	5.3	14,137	9.4
South Atlantic	3,047	2.8	—	—
Mountain	1,686	1.5	3,050	2.0
Middle Atlantic	—	—	1,897	1.3
Gross balance	108,961	100.0	150,153	100.0

Allowance for possible losses	(650)	(0.6)	(650)	(0.4)

Totals	$108,311	99.4	$149,503	99.6

	December 31, 2015		December 31, 2014
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Property Type:
Retail	$66,237	60.8	$130,544	86.9
Office	22,941	21.0	893	0.6
Land/Lots	4,445	4.1	3,333	2.2
Hotel/Motel	1,513	1.4	1,600	1.1
Apartments	—	—	7,333	4.9
All other	13,825	12.7	6,450	4.3
Gross balance	108,961	100.0	150,153	100.0

Allowance for possible losses	(650)	(0.6)	(650)	(0.4)

Totals	$108,311	99.4	$149,503	99.6

	December 31, 2015		December 31, 2014
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Loan-to-Value Ratio (1):
Less than 50%	$64,986	59.7	$52,564	35.0
50% to 60%	9,714	8.9	50,553	33.7
60% to 70%	10,134	9.3	14,567	9.7
70% to 80%	4,843	4.4	12,656	8.4
80% to 90%	19,284	17.7	5,399	3.6
Greater than 90%	—	—	14,414	9.6
Gross balance	108,961	100.0	150,153	100.0

Allowance for possible losses	(650)	(0.6)	(650)	(0.4)

Totals	$108,311	99.4	$149,503	99.6

(1)  Loan-to-Value Ratio using the most recent appraised value. Appraisals are required at the time of funding and may be updated if a material change occurs from the original loan agreement.

The greater than 90% category is related to loans made with a long standing borrower which are backed by the investment property, contracted leases and the guarantee of the borrower.

All mortgage loans are analyzed quarterly in order to monitor the financial quality of these assets. Based on ongoing monitoring, mortgage loans with a likelihood of becoming delinquent are identified and placed on an internal “watch list”. Among the criteria that would indicate a potential problem are: major tenant vacancies or bankruptcies, late payments, and loan relief/restructuring requests. The mortgage loan portfolio is analyzed for the need for a valuation allowance on any loan that is on the internal watch list, in the process of foreclosure or that currently has a valuation allowance.

Mortgage loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When it is determined that a loan is impaired, a loss is recognized for the difference between the carrying amount of the mortgage loan and the estimated value reduced by the cost to sell. Estimated value is typically based on the loan’s observable market price or the fair value of the collateral less cost to sell. Impairments and changes in the valuation allowance are reported in net realized capital gains (losses) in the consolidated statements of earnings.

The Company recognized no valuation losses for the years ended December 31, 2015, 2014 and 2013, respectively.  The mortgage loan valuation allowance currently held represents a general valuation allowance established for the Company's mortgage loan portfolio based upon the Company's loss experience for more than ten years and is not specifically identified to individual loans.

The following table represents the mortgage loan allowance for the years ended December 31, 2015 and 2014:

	2015	2014
	(In thousands)

Balance, beginning of period	$650	650
Provision	—	—
Releases	—	—

Balance, end of period	$650	650

The Company does not recognize interest income on loans past due ninety days or more.  The Company had no mortgage loans past due six months or more at December 31, 2015 and 2014. There was no interest income that was not recognized in 2015, 2014 and 2013.

The contractual maturities of mortgage loan principal balances at December 31, 2015 and 2014 were as follows:

	December 31, 2015		December 31, 2014
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Principal Balance by Contractual Maturity:
Due in one year or less	$7,950	7.3	$16,390	10.9
Due after one year through five years	24,236	22.1	83,965	55.7
Due after five years through ten years	50,431	46.1	30,591	20.3
Due after ten years through fifteen years	7,500	6.9	—	—
Due after fifteen years	19,284	17.6	19,813	13.1

Totals	$109,401	100.0	$150,759	100.0

The Company's real estate investments total approximately $16.3 million at December 31, 2015 and $16.7 million at December 31, 2014, and consist primarily of income-producing properties which are being operated by a wholly-owned subsidiary of National Western.  The Company recognized operating income on these properties of approximately $1.8 million, $1.7 million and $1.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.  The Company monitors the conditions and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition. The Company recorded net realized investment gains of $0.0 million, $1.0 million and $0.3 million associated with these properties in the years ended December 31, 2015, 2014 and 2013, respectively.

Derivatives, Index Options

The Company offers fixed-index universal life and annuity products that guarantee the return of principal to policyholders and, at the policyholder’s election, credit interest based on a percentage gain in a specified market index, typically the S&P 500 Index® (policyholders may alternatively elect a fixed interest rate). Premiums and deposits received on these products are predominantly invested in investment grade fixed income securities with a portion used to purchase derivatives consisting of call options on the applicable market index to fund the index credits due to fixed-index policyholders. The call options purchased are one year over-the-counter option contracts coinciding with the initial issuance of the policy and annual renewal periods in order to match the Company’s funding requirements for the underlying policies. On the respective anniversary dates of the index policies, the index used to compute the annual index credit is reset and a new one-year call option is purchased to fund the next annual index credit.

Although the call options are employed to be effective hedges against the Company’s policyholder obligations from an economic standpoint, they do not meet the requirements for hedge accounting under GAAP. Accordingly, the call options are marked to fair value on each reporting date with the change in fair value, plus or minus, included as a component of net investment income. The change in fair value of the call options includes the gains or losses recognized at the expiration of the option term and the changes in fair value for open contracts.

The Company’s design of its fixed-index products incorporates a budget for the purchase of over-the-counter call options to fund the index credits due to policyholders. Management monitors current prices of these call options and manages the cost of purchases through the terms of the policy contracts. These terms permit the Company to change caps, participation rates, and asset fees, subject to guaranteed minimums, thus managing the cost of the call options quoted by counterparties. In addition, the Company's product terms allow for the Company to withdraw from offering a particular index option at any time effective on the next policy anniversary date.

The fair value of derivative instruments presented in the Company’s consolidated financial statements totaling $38.4 million at December 31, 2015 and $114.3 million at December 31, 2014 pertain to notional policyholder account values of $3.3 billion and $3.2 billion at December 31, 2015 and 2014, respectively, electing interest credits based upon applicable market index performance.

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

Interest Rate Risk

A gradual increase in interest rates from current levels would generally be a positive development for the Company. Rate increases would be expected to provide incremental net investment income, produce increased sales of fixed rate products, and limit the potential erosion of the Company’s interest rate spread on products due to minimum guaranteed crediting rates in products. Alternatively, a rise in interest rates will reduce the fair value of the Company’s investment portfolio and if long-term rates rise dramatically within a relatively short time period could expose the Company to disintermediation risk. Disintermediation risk is the risk that policyholders will surrender their policies in a rising interest rate environment forcing the Company to liquidate assets when they are in an unrealized loss position.

A decline in interest rates could cause certain mortgage-backed securities in the Company’s portfolio to be more likely to pay down or prepay, as has been the case the past several years. In this situation, the Company typically will be unable to reinvest the proceeds at comparable yields. Lower interest rates will likely also cause lower net investment income, subject the Company to reinvestment rates risks, and possibly reduce profitability through reduced interest rate margins associated with products with minimum guaranteed crediting rates. Alternatively, the fair value of the Company’s investment portfolio will increase when interest rates decline.

The correlation between fair values and interest rates for debt securities is reflected in the tables below.

	December 31,
	2015	2014
	(In thousands except percentages)

Debt securities - fair value	$10,196,658	9,886,820
Debt securities - amortized cost	$10,007,665	9,418,818

Fair value as a percentage of amortized cost	101.89%	104.97%
Unrealized gains at year-end	$188,993	468,002
Ten-year U.S. Treasury bond - increase (decrease) in yield for the year	0.10%	(0.86)%

	Unrealized Gains Balance
	Net Balance at	Net Balance at
	December 31,	December 31,	Change in Net
	2015	2014	Balance
	(In thousands)

Debt securities held to maturity	$161,469	333,900	(172,431)
Debt securities available for sale	27,524	134,102	(106,578)

Totals	$188,993	468,002	(279,009)

Debt securities held to maturity are recorded at their amortized cost basis. Accordingly, the unrealized gain amounts shown in the table above are not incorporated into the Company's consolidated financial statements at December 31, 2015 and 2014, respectively.

Changes in interest rates typically have a sizable effect on the fair values of the Company's debt securities. During 2015, market interest rates of the ten-year U.S. Treasury bond increased roughly 10 basis points from year end 2014. Therefore, the decrease in unrealized gains of $279.0 million was primarily the result of the increase in interest rates.  The Company would expect similar results in the future from a significant upward or downward movement in market rates.  However, since the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in fair values have relatively small effects on the Company's financial results.

The Company manages interest rate risk principally through ongoing cash flow testing required for insurance regulatory purposes. Business models are used to perform cash flow testing under various commonly used stress test interest rate scenarios to determine if existing assets would be sufficient to meet projected liability outflows.  Sensitivity analysis allows the Company to measure the potential gain or loss in fair value of its interest-sensitive instruments and to protect its economic value and achieve a predictable spread between what is earned on invested assets and what is paid on liabilities. The Company seeks to minimize the impact of interest risk through surrender charges that are imposed to discourage policy surrenders. Interest rate changes can be anticipated in the computer models and the corresponding risk addressed by management actions affecting asset and liability instruments.  However, potential changes in the values of financial instruments indicated by hypothetical interest rate changes will likely be different from actual changes experienced, and the differences could be significant.

The Company has the ability to adjust interest rates, participation rates, and asset fees and caps, as applicable, in response to changes in investment portfolio yields for a substantial portion of its business in force. The ability to adjust these rates is subject to competitive forces in the market for the Company’s products. Surrender rates could increase and new sales could be negatively affected if crediting rates are not competitive with the rates offered on competing products offered by other insurance companies and financial service entities. The Company designs its products with features encouraging policy persistency. Interest sensitive life and annuity products have surrender and withdrawal penalty provisions. Depending on the products, surrender charge rates on annuity contracts sold or in force range up to 25% and surrender charge periods up to 15 years. Typically, surrender charge rates gradually decrease each year the contract is in force.

The Company seeks to minimize the impact of interest rate risk through surrender charges that are imposed to discourage policy surrenders and to offset unamortized acquisition costs. Certain products, such as supplementary contracts with life contingencies, are not subject to surrender or discretionary withdrawal. The Company also includes a market value adjustment (“MVA”) feature on many of its annuity products which may increase or decrease the amount paid to contract holders upon surrender of their contract as a means to further mitigate interest rate risk. The MVA is a mathematical formula which uses changes in interest rates since the inception of a contract (typically linked to U.S. Treasury interest rates) to the date of surrender and will decrease the amount paid upon surrender when interest rates rise or increase the amounts paid when interest rates decline. As noted above, the value of the Company’s fixed debt securities decline in a rising interest rate environment and the MVA feature which decreases amounts paid upon surrender in a rising rate environment serves to discourage this activity. Conversely, in a decreasing interest rate environment surrender activity poses less of a risk to the Company as the value of its fixed debt securities backing the contracts increases. If necessary, the securities backing the contracts surrendered could be sold at a gain offsetting the increased amount paid upon surrender due to the MVA.

The following table profiles the Company’s insurance liabilities at December 31, 2015 for annuities, deposit-type contracts and supplementary contracts with life contingencies by surrender and discretionary withdrawal characteristics.

	December 31, 2015
	Amount	%
	(In thousands)

Subject to discretionary withdrawal:
With market value adjustment	$1,297,892	17.1
With surrender charge of 5% or more	5,309,378	69.9
With surrender charge of 5% or less	578,466	7.6
Not subject to discretionary withdrawal	409,332	5.4

Total	$7,595,068	100.0

Interest Rate Sensitivity

The following table illustrates the market risk sensitivity of the Company's interest rate sensitive assets.  The table shows the effect of a change in interest rates on the fair value of the portfolio using models that measure the change in fair value arising from an immediate and sustained change in interest rates in increments of 100 basis points.

	Fair Values of Assets Changes in Interest Rates in Basis Points
	-100	0	+100	+200	+300
	(In thousands)

Debt and equity securities	$10,736,673	10,215,019	9,696,182	9,193,561	8,716,666
Mortgage loans	117,042	111,162	105,753	100,767	96,164
Other loans	3,017	2,957	2,900	2,843	2,788
Derivatives	36,019	38,409	41,235	44,442	47,696

The selection of the 100 basis point parallel shift in the yield curve was made only as an illustration of the potential hypothetical impact of such an event and should not be construed as a prediction of future market events. Actual results could vary materially from those illustrated due to the nature of the estimates and assumptions used in the above analysis. Expected maturities of debt securities may differ from contractual maturities due to call or prepayment provisions.  The models assume that prepayments on mortgage-backed securities are influenced by agency and pool types, the level of interest rates, loan age, refinancing incentive, month of the year, and underlying coupon.  During periods of declining interest rates, principal payments on mortgage-backed securities and collateralized mortgage obligations tend to increase as the underlying mortgages are prepaid.  Conversely, during periods of rising interest rates, the rate of prepayment slows.  Both of these situations can expose the Company to the possibility of asset-liability cash flow and yield mismatch. The model uses a proprietary method of sampling interest rate paths along with a mortgage prepayment model to derive future cash flows. The initial interest rates used are based on the current U.S. Treasury yield curve as well as current mortgage rates for the various types of collateral in the portfolio.

Mortgage and other loans were modeled by discounting scheduled cash flows through the scheduled maturities of the loans, starting with interest rates currently being offered for similar loans to borrowers with similar credit ratings.  Policy loans were modeled by discounting estimated cash flows using U.S. Treasury Bill interest rates as the base rates at December 31, 2015. The estimated cash flows include assumptions as to whether such loans will be repaid by the policyholders or settled upon payment of death or surrender benefits on the underlying insurance contracts and incorporate both Company experience and mortality assumptions associated with such contracts.

In addition to the securities analyzed above, the Company invests in index options which are derivative financial instruments used to hedge the equity return component of the Company's indexed annuity and life products.  The values of these options are primarily impacted by equity price risk, as the options' fair values are dependent on the performance of the underlying reference index.  However, increases or decreases in investment returns from these options are substantially offset by corresponding increases or decreases in amounts paid to indexed policyholders, subject to minimum guaranteed policy interest rates.

The Company's market risk liabilities, which include policy liabilities for annuity and supplemental contracts, are managed for interest rate risk through cash flow testing as previously described.  As part of this cash flow testing, the Company has analyzed the potential impact on net earnings of a 100 basis point decrease and increases in increments of 100 basis points in the U.S. Treasury yield curve as of December 31, 2015.  The potential impact on net earnings from these interest rate changes are summarized below.

	Changes in Interest Rates in Basis Points
	-100	+100	+200	+300
	(In thousands)

Impact on net earnings	$1,084	1,723	2,921	3,556

These estimated impacts on earnings are net of tax effects and the estimated effects of deferred policy acquisition costs.

The above described scenarios produce estimated changes in cash flows as well as cash flow reinvestment projections.  Estimated cash flows in the Company's model assume cash flow reinvestments, which are representative of the Company's current investment strategy.  Calls and prepayments include scheduled maturities and those expected to occur which would benefit the security issuers.  Assumed policy surrenders consider differences and relationships between credited interest rates and market interest rates as well as surrender charges on individual policies.  The impact to earnings also includes the expected effects on amortization of deferred policy acquisition costs.  The model considers only annuity and supplemental contracts in force at December 31, 2015, and does not consider new product sales or the possible impact of interest rate changes on sales.

Credit Risk

The Company is exposed to credit risk through counterparties and within its investment portfolio. Credit risk relates to the uncertainty associated with an obligor’s continued ability to make timely payments of principal and interest in accordance with the contractual terms of an instrument or contract. As previously discussed, the Company manages credit risk through established investment credit policies and guidelines which address the quality of creditors and counterparties, concentration limits, diversification practices and acceptable risk levels. These policies and guidelines are regularly reviewed and approved by senior management and the Company’s Board of Directors.

In connection with the Company’s use of call options to hedge the equity return component of its fixed-indexed annuity and life products, the Company is exposed to the risk that a counterparty fails to perform under terms of the option contract. The Company purchases one-year option contracts from multiple counterparties and evaluates the creditworthiness of all counterparties prior to the purchase of the contracts. For consideration in contracting with a counterparty the rating required by the Company is a Standard & Poor’s credit rating of “A” or higher and a Moody’s rating of “A2” or higher. Accordingly, all options are purchased from nationally recognized financial institutions with a demonstrated performance for honoring their financial obligations and possessing substantial financial capacity. In addition, each counterparty is required to execute a credit support agreement obligating the counterparty to provide collateral to the Company when the fair value of the Company’s exposure to the counterparty exceeds specified amounts. The amount of collateral to be provided is based upon a sliding scale tied to the credit rating of the counterparty. As of December 31, 2015 the counterparty thresholds ranged from $0 to $5 million. Counterparty credit ratings and credit exposure are monitored continuously by the Company’s Investment department with adjustments to collateral levels managed under the terms of the credit support agreements.

The Company’s net exposure to loss due to credit risk if the option counterparties failed to completely perform according to the terms of the one-year contracts is as follows at December 31, 2015 and 2014.

		December 31, 2015
	Moody/	Fair	Collateral	Net
Counterparty	S&P Rating	Value	Held	Exposure
		(In thousands)

Credit Suisse	A1/A	$4,847	6,030	—
Wells Fargo	Aa2/AA-	10,786	12,741	—
Bank of America	A1/A	8,959	6,450	2,509
Barclays Bank	A2/A-	4,534	5,716	—
BNP Paribas	A1/A+	3,720	4,267	—
JPMorgan Chase	Aa3/A+	2,564	1	2,563
Royal Bank of Canada	Aa3/AA-	2,999	3,984	—

		$38,409	39,189	5,072

		December 31, 2014
	Moody/	Fair	Collateral	Net
Counterparty	S&P Rating	Value	Held	Exposure
		(In thousands)

Credit Suisse	A1/A	$23,957	28,367	—
Wells Fargo	Aa3/AA-	28,298	20,826	7,472
Bank of America	A2/A	19,125	17,900	1,225
Barclays Bank	A2/A	17,397	19,527	—
BNP Paribas	A1/A+	15,232	17,608	—
JPMorgan Chase	Aa3/A+	4,741	521	4,220
Royal Bank of Canada	Aa3/A-	5,537	5,859	—

		$114,287	110,608	12,917

The Company has never incurred a loss on index options due to counterparty default.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity requirements are met primarily by funds provided from operations. Premium deposits and annuity considerations, investment income, and investment maturities and prepayments are the primary sources of funds while investment purchases, policy benefits in the form of claims, and payments to policyholders and contract holders in connection with surrenders and withdrawals as well as operating expenses are the primary uses of funds.  To ensure the Company will be able to pay future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed income securities.  Funds are invested with the intent that the income from investments, plus proceeds from maturities, will meet the ongoing cash flow needs of the Company.  The approach of matching asset and liability durations and yields requires an appropriate mix of investments.  Although the Company historically has not been put in the position of having to liquidate invested assets to provide cash flow, its investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs.  The Company (National Western) may also borrow up to $40 million on its bank line of credit for short-term cash needs.  There were no borrowings outstanding under the line of credit at December 31, 2015.

A primary liquidity concern for life insurers is the risk of an extraordinary level of early policyholder withdrawals, particularly with respect to annuity products whose funds tend to move more rapidly with interest rate changes.  The Company includes provisions within its annuity and universal life insurance policies, such as surrender and market value adjustments, that help limit and discourage early withdrawals.  The following table sets forth withdrawal characteristics of the Company's annuity reserves and deposit liabilities (based on statutory liability values) as of the dates indicated.

	December 31, 2015		December 31, 2014
	Amount	% of Total	Amount	% of Total
	(In thousands except percentages)

Not subject to discretionary withdrawal provisions	$409,332	5.4%	$418,024	5.6%

Subject to discretionary withdrawal, with adjustment:
With market value adjustment	1,297,892	17.1%	1,531,199	20.6%
At contract value less current surrender charge of 5% or more	5,309,378	69.9%	5,046,711	68.0%

Subtotal	7,016,602	92.4%	6,995,934	94.2%
Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	578,466	7.6%	425,884	5.8%

Total annuity reserves and deposit liabilities	$7,595,068	100.0%	$7,421,818	100.0%

The actual amounts paid out by product line in connection with surrenders and withdrawals for the years ended December 31 are noted in the table below.

	December 31,
	2015	2014	2013
	(In thousands)

Product Line:
Traditional Life	$5,269	5,763	4,862
Universal Life	88,074	67,186	56,663
Annuities	493,443	487,313	471,588

Total	$586,786	560,262	533,113

The above contractual withdrawals, as well as the level of surrenders experienced, were generally consistent with the Company's assumptions in asset-liability management, and the associated cash outflows did not have an adverse impact on overall liquidity. The nominal increase in annuity dollar outflows coincides with a growing block of business which added approximately $2.4 billion in deposits over the past three years. Individual life insurance policies are less susceptible to withdrawal than annuity reserves and deposit liabilities because policyholders may incur surrender charges and undergo a new underwriting process in order to obtain a new insurance policy. Cash flow projections and tests under various market interest rate scenarios are also performed to assist in evaluating liquidity needs and adequacy.  The Company currently expects available liquidity sources and future cash flows to be more than adequate to meet the demand for funds.

Cash flows from the Company's insurance operations have historically been sufficient to meet current needs.  Cash flows from operating activities were $346.2 million, $313.3 million, and $253.6 million in 2015, 2014, and 2013, respectively.  The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $0.7 billion, $0.8 billion, and $1.5 billion in 2015, 2014, and 2013, respectively. Cash flows from security maturities, redemptions, and prepayments coincide primarily with scheduled maturity dates of securities given the Company buy and hold investment philosophy but may become amplified during periods of significant declines in interest rates.  Conversely, these cash flow items could experience reduced levels of activity if interest rates rise in the future.  Net cash flows from the Company's universal life and annuity deposit product operations totaled $8.2 million, $104.3 million, and $106.6 million in 2015, 2014, and 2013, respectively.

Capital Resources

The Company relies on stockholders' equity for its capital resources as there is no long-term debt outstanding and the Company does not anticipate the need for any long-term debt in the near future.  As of December 31, 2015, the Company had no commitments beyond its normal operating and investment activities.  The Company has declared and paid an annual dividend on its common shares since 2005 although its practice remains to substantially reinvest earnings internally to finance the development of new business. Despite the fact the Company's market price of its Class A common shares has been trading at a discount to the book value per share for several years, there are no imminent plans for the Company to repurchase its shares as the Board of Directors has adopted a strategic policy of building a strong capital base to maintain its high financial strength ratings and the ability to take competitive advantages as they arise.  The capacity of National Western to pay dividends to NWLGI is limited by law in the state of Colorado to earned profits (statutory unassigned surplus).  At December 31, 2015, the maximum amount legally available for distribution without further regulatory approval is $117.1 million.

The National Association of Insurance Commissioners ("NAIC") has established risk-based capital ("RBC") standards for U.S. life insurers as well as a risk-based capital model act ("RBC Model Act"). The RBC Model Act requires that life insurers annually submit a report to state regulators regarding their RBC based upon four categories of risk (asset risk, insurance risk, interest rate risk, and business risk). The capital requirement for each is determined by applying factors that vary based upon the degree of risk to various asset, premium and policy benefit reserve items. The formula is an early warning tool to identify potential weakly capitalized companies for purposes of initiating further regulatory action. Independent rating agencies utilize proprietary versions similar to the NAIC RBC model incorporating additional risk factors identified in their rating methodology. At December 31, 2015, National Western maintained statutory capital substantially in excess of applicable statutory requirements.

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

Insurance reserves are the means by which life insurance companies determine the liabilities that must be established to assure that future policy benefits are provided for and can be paid.  These reserves are required by law and based upon standard actuarial methodologies to ensure fulfillment of commitments guaranteed to policyholders and their beneficiaries, even though the obligations may not be due for many years. Refer to Note 1, Summary of Significant Accounting Policies, of the accompanying consolidated financial statements for a discussion of reserving methods.

The table below summarizes future estimated cash payments under existing contractual obligations.

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)

Loan commitments	$24,829	24,829	—	—	—
Operating lease obligations (1)	288	96	192	—	—
Life claims payable (2)	75,979	75,979	—	—	—
Other long-term reserve liabilities reflected on the balance sheet under GAAP (3)	11,313,945	933,438	1,729,278	1,728,418	6,922,811

Total	$11,415,041	$1,034,342	$1,729,470	$1,728,418	$6,922,811

(1)  Refer to Note 9, Commitments and Contingencies, of the accompanying consolidated financial statements relating to Company leases.

(2)  Life claims payable include benefit and claim liabilities for which the Company believes the amount and timing of the payment is essentially fixed and determinable.  Such amounts generally relate to incurred and reported death and critical illness claims including an estimate of claims incurred but not reported.

(3)  Other long-term liabilities include estimated life and annuity obligations related to death claims, policy surrenders, policy withdrawals, maturities and annuity payments based on mortality, lapse, annuitization, and withdrawal assumptions consistent with the Company’s historical experience. These estimated life and annuity obligations are undiscounted projected cash outflows that assume interest crediting and market growth consistent with assumptions used in amortizing deferred acquisition costs. They do not include any offsets for future premiums or deposits. Other long-term liabilities also include determinable payout patterns related to immediate annuities.  Due to the significance of the assumptions used, the actual cash outflows will differ both in amount and timing, possibly materially, from these estimates.

ACCOUNTING STANDARDS AND CHANGES IN ACCOUNTING

Recently Issued Accounting Standards

Refer to Note 1, Summary of Significant Accounting Policies.

Correction of Errors

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

The information called for by Item 7A is set forth in the Investments section of the Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Attachment A, Index to Consolidated Financial Statements, Notes and Schedules, in Part IV, Item 15. of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with auditors that are reportable pursuant to Item 304 of Regulation S-K.

On January 10, 2014, management of the Company notified KPMG LLP (“KPMG”) that the Company would not be renewing the engagement of KPMG as independent accountants beginning with the audit of its consolidated financial statements for the year ending December 31, 2014. KPMG’s dismissal was effective with the Company’s filing of the Form 10-K for the year ended December 31, 2013 and issuance of the statutory financial statement audit reports for the same period. The Company’s Audit Committee of the Board of Directors approved the dismissal of KPMG as the Company’s independent accountants based upon the results of a competitive proposal process. Also on January 10, 2014, management of the Company notified BKD LLP (“BKD”) of its engagement as the Company’s independent registered public accounting firm which was approved by the Company’s Audit Committee that same day. BKD’s engagement for the audit of the Company's consolidated financial statements for the year ended December 31, 2014 was effective with their first quarter review for the period ended March 31, 2014. The Company provided notice of the foregoing via a Form 8-K filing dated January 16, 2014.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information to be disclosed in reports filed or submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within required time periods.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure matters.

Internal controls over financial reporting change as the Company modifies and enhances its systems and processes to meet business needs.  Any significant changes in controls are evaluated prior to implementation to help ensure continued effectiveness of internal controls and the control environment. During the quarter ended June 30, 2013, the Company implemented a new investment accounting system. During the quarter ended December 31, 2013, the Company implemented a new share-based (stock option and stock appreciation rights) compensation accounting system. These implementations constitute a change in the Company's internal controls over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Prior to each implementation, the Company performed conversion testing, evaluated and tested internal controls and determined that each change did not materially affect, nor will reasonably likely materially affect, the Company's internal controls over financial reporting.

While other changes have taken place in internal controls during the year ended December 31, 2015, none of these changes have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of this examination.

The Company's management, with the participation of the Company's President and Interim Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report and concluded that the Company’s disclosure controls and procedures are effective.

Management's Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.  Under the supervision and participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2015 was conducted based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (Updated 2013).  Based on the Company's assessment under the criteria of this framework, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2015.

Attestation Report of the Company’s Registered Public Accounting Firm

The Company engages BKD LLP as the independent registered accounting firm to audit the Company’s financial statements and internal control over financial reporting and express their opinion thereon. A copy of BKD LLP’s attestation report on the Company’s internal control over financial reporting is set forth on the page that follows.

Changes in Internal Control Over Financial Reporting

Internal controls over financial reporting change as the Company modifies and enhances its systems and processes to meet business needs.  Any significant changes in controls are evaluated prior to implementation to help ensure continued effectiveness of internal controls and the control environment. As noted above, during 2013 the Company implemented two accounting systems that provide information necessary for financial reporting which the Company vetted and determined did not materially affect the Company's internal controls over financial reporting. No other changes have taken place in internal controls during the year ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of this examination.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
National Western Life Group, Inc.

We have audited National Western Life Group, Inc.’s (formerly National Western Life Insurance Company) (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (updated 2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, National Western Life Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (updated 2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of National Western Life Group, Inc. and subsidiaries as of December 31, 2015 and the related consolidated statements of earnings, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year ended December 31, 2015, and our report dated March 11, 2016 expressed an unqualified opinion on those consolidated financial statements.

/S/BKD LLP

Little Rock, Arkansas
March 11, 2016

ITEM 9B. OTHER INFORMATION

There is no information required to be disclosed on Form 8-K for the quarter ended December 31, 2015 which has not been previously reported.

PART III

The information required by Part III is incorporated by reference from our definitive proxy statement for our annual meeting of shareholders to be held June 15, 2016 to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2015.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.  Listing of Financial Statements

See Attachment A, Index to Consolidated Financial Statements, Notes and Schedules, on page 85 for a list of financial statements included in this report.

(a) 2.  Listing of Financial Statement Schedules

See Attachment A, Index to Consolidated Financial Statements, Notes and Schedules, on page 85 for a list of financial statement schedules included in this report.

All other schedules are omitted because they are not applicable, not required, or because the information required by the schedule is included elsewhere in the financial statements or notes.

(a) 3.  Listing of Exhibits

The exhibits listed below, as part of Form 10-K, are numbered in accordance with the numbering used in Item 601 of Regulation S-K of The Securities and Exchange Commission.

National Western Life Group, Inc.:

Exhibit 2.1	-
Agreement and Plan of Merger, dated April 6, 2015, among National Western Life Insurance Company, a Colorado corporation, National Western Life Group, Inc., a Delaware corporation, and NWLIC MergerCo., Inc. (Incorporated by reference to Annex I of the Registration Statement on Form S-4 (File No. 333-203257) filed by National Western Life Group, Inc. with the SEC on April 6, 2015) (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated October 2, 2015).

Exhibit 10(a)	-	National Western Life Insurance Company 2016 Executive Officer Bonus Program (Exhibit 10(a) to Form 8-K dated December 15, 2015).

Exhibit 10(b)	-	National Western Life Insurance Company 2016 Domestic Marketing Officer Bonus Program (Exhibit 10(b) to Form 8-K dated December 15, 2015).

Exhibit 10(c)	-	National Western Life Insurance Company 2016 International Marketing Officer Bonus Program (Exhibit 10(c) to Form 8-K dated December 15, 2015).

Exhibit 10(d)	-	National Western Life Insurance Company 2016 Officer Bonus Program (Exhibit 10(d) to Form 8-K dated December 15, 2015).

Exhibit 10(e)	-	National Western Life Insurance Company Change in Control & Severance Agreement - dated December 21, 2015

Exhibit 21	-	Subsidiaries of the Registrant.

Exhibit 23(a)	-	Consent of Independent Registered Public Accounting Firm.

Exhibit 23(b)	-	Consent of Independent Registered Public Accounting Firm.

Exhibit 31(a)	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	-	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

National Western Life Insurance Company:

Exhibit 2	-
Order Confirming Third Amended Joint Consensual Plan of Reorganization Proposed By The Debtors And The Official Committee Of Unsecured Creditors (As Modified As of August 28, 1998) (incorporated by reference to Exhibit 2 to the Company's Form 8-K dated August 28, 1998).

Exhibit 2.1	-
Agreement and Plan of Merger, dated April 6, 2015, among National Western Life Insurance Company, a Colorado corporation, National Western Life Group, Inc., a Delaware corporation, and NWLIC MergerCo., Inc. (Incorporated by reference to Annex I of the Supplement to the Proxy Statement/Prospectus (File No. 333-203257) filed with the SEC on June 12, 2015) (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated October 2, 2015).

Exhibit 3(a)	-
Restated Articles of Incorporation of National Western Life Insurance Company dated April 10, 1968 (incorporated by reference to Exhibit 3(a) to the Company's Form 10-K for the year ended December 31, 1995).

Exhibit 3(b)	-
Amendment to the Articles of Incorporation of National Western Life Insurance Company dated July 29, 1971 (incorporated by reference to Exhibit 3(b) to the Company's Form 10-K for the year ended December 31, 1995).

Exhibit 3(c)	-
Amendment to the Articles of Incorporation of National Western Life Insurance Company dated May 10, 1976 (incorporated by reference to Exhibit 3(c) to the Company's Form 10-K for the year ended December 31, 1995).

Exhibit 3(d)	-
Amendment to the Articles of Incorporation of National Western Life Insurance Company dated April 28, 1978 (incorporated by reference to Exhibit 3(d) to the Company's Form 10-K for the year ended December 31, 1995).

Exhibit 3(e)	-
Amendment to the Articles of Incorporation of National Western Life Insurance Company dated May 1, 1979 (incorporated by reference to Exhibit 3(e) to the Company's Form 10-K for the year ended December 31, 1995).

Exhibit 3(f)	-	Bylaws of National Western Life Insurance Company as amended through April 24, 1987 (incorporated by reference to Exhibit 3(f) to the Company's Form 10-K for the year ended December 31, 1995).

Exhibit 3ii(h)	-	Bylaws of National Western Life Insurance Company dated March 22, 2010 (incorporated by reference to Exhibit 3ii(h) to the Company’s Form 8-K dated March 22, 2010).

Exhibit 3ii(i)	-	Amended and Restate Bylaws of National Western Life Insurance Company, dated March 16, 2015 (incorporated by reference to Exhibit 3ii(i) to the Company's Form 8-K dated March 16, 2015).

Exhibit 3.1	-
Restated Certificate of Incorporation of National Western Life Group, Inc. (Incorporated by reference to Annex II of the Supplement to the Proxy Statement/Prospectus (File No. 333-203257) filed with the SEC on June 12, 2015) (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K dated October 2, 2015).

Exhibit 3.2	-
Bylaws of National Western Life Group, Inc. (Incorporated by reference to Annex III of the Supplement to the Proxy Statement/Prospectus (File No. 333-203257) filed with the SEC on June 12, 2015) (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K dated October 2, 2015).

Exhibit 10(a)	-
National Western Life Insurance Company Non-Qualified Defined Benefit Plan dated July 26, 1991 (incorporated by reference to Exhibit 10(a) to the Company's Form 10-K for the year ended December 31, 1995).

Exhibit 10(c)	-
National Western Life Insurance Company Non-Qualified Deferred Compensation Plan, as amended and restated, dated March 27, 1995 (incorporated by reference to Exhibit 10(c) to the Company's Form 10-K for the year ended December 31, 1995).

Exhibit 10(d)	-
First Amendment to the National Western Life Insurance Company Non-Qualified Deferred Compensation Plan effective July 1, 1995 (incorporated by reference to Exhibit 10(d) to the Company's Form 10-K for the year ended December 31, 1995).

Exhibit 10(e)	-	National Western Life Insurance Company 1995 Stock and Incentive Plan (incorporated by reference to Exhibit 10(e) to the Company's Form 10-K for the year ended December 31, 1995).

Exhibit 10(f)	-
First Amendment to the National Western Life Insurance Company Non-Qualified Defined Benefit Plan effective December 17, 1996 (incorporated by reference to Exhibit 10(f) to the Company's Form 10-K for the year ended December 31, 1996).

Exhibit 10(g)	-
Second Amendment to the National Western Life Insurance Company Non-Qualified Defined Benefit Plan effective December 17, 1996 (incorporated by reference to Exhibit 10(g) to the Company's Form 10-K for the year ended December 31, 1996).

Exhibit 10(h)	-
Second Amendment to the National Western Life Insurance Company Non-Qualified Deferred Compensation Plan effective December 17, 1996 (incorporated by reference to Exhibit 10(h) to the Company's Form 10-K for the year ended December 31, 1996).

Exhibit 10(i)	-
Third Amendment to the National Western Life Insurance Company Non-Qualified Deferred Compensation Plan effective December 17, 1996 (incorporated by reference to Exhibit 10(i) to the Company's Form 10-K for the year ended December 31, 1996).

Exhibit 10(j)	-
Fourth Amendment to the National Western Life Insurance Company Non-Qualified Deferred Compensation Plan effective June 20, 1997 (incorporated by reference to Exhibit 10(j) to the Company's Form 10-K for the year ended December 31, 1997).

Exhibit 10(k)	-
First Amendment to the National Western Life Insurance Company 1995 Stock and Incentive Plan effective June 19, 1998 (incorporated by reference to Exhibit 10(k) to the Company's Form 10-Q for the quarter ended June 30, 1998).

Exhibit 10(m)	-
Fifth Amendment to the National Western Life Insurance Company Non-Qualified Deferred Compensation Plan effective July 1, 1998 (incorporated by reference to Exhibit 10(m) to the Company's Form 10-Q for the quarter ended September 30, 1998).

Exhibit 10(n)	-
Sixth Amendment to the National Western Life Insurance Company Non-Qualified Deferred Compensation Plan effective August 7, 1998 (incorporated by reference to Exhibit 10(n) to the Company's Form 10-K for the year ended December 31, 1998).

Exhibit 10(o)	-
Third Amendment to the National Western Life Insurance Company Non-Qualified Defined Benefit Plan effective August 7, 1998  (incorporated by reference to Exhibit 10(o)  to the Company's Form 10-K for the year ended December 31, 1998).

Exhibit 10(p)	-
Exchange Agreement by and among National Western Life Insurance Company, NWL Services, Inc., Alternative Benefit Management, Inc., and American National Insurance Company effective November 23, 1998 (incorporated by reference to Exhibit 10(p) to the Company's Form 10-K for the year ended December 31, 1998).

Exhibit 10(s)	-
Seventh Amendment to the National Western Life Insurance Company Non-Qualified Deferred Compensation Plan effective August 7, 1998 (incorporated by reference to Exhibit 10(s) to the Company's Form 10-K for the year ended December 31, 2000).

Exhibit 10(u)	-
Eighth Amendment to the National Western Life Insurance Company Non-Qualified Deferred Compensation Plan effective December 1, 2000 (incorporated by reference to Exhibit 10(u) to the Company's Form 10-K for the year ended December 31, 2000).

Exhibit 10(v)	-
Fourth Amendment to the National Western Life Insurance Company Non-Qualified Defined Benefit Plan effective December 1, 2000 (incorporated by reference to Exhibit 10(v) to the Company's Form 10-K for the year ended December 31, 2000).

Exhibit 10(w)	-
Second Amendment to the National Western Life Insurance Company 1995 Stock and Incentive Plan (incorporated by reference to Exhibit 10(w) to the Company's Form 10-Q for the quarter ended September 30, 2001).

Exhibit 10(z)	-
Fifth Amendment to the National Western Life Insurance Company Non-Qualified Defined Benefit Plan effective January 1, 2001 (incorporated by reference to Exhibit 10(z) to the Company's Form 10-K for the year ended December 31, 2001).

Exhibit 10(ae)	-
Sixth Amendment to the National Western Life Insurance Company Non-Qualified Defined Benefit Plan effective August 23, 2002 (incorporated by reference to Exhibit 10(ae) to the Company's Form 10-Q for the quarter ended September 30, 2002).

Exhibit 10(af)	-
Seventh Amendment to the National Western Life Insurance Company Non-Qualified Defined Benefit Plan effective October 18, 2002 (incorporated by reference to Exhibit 10(af) to the Company's Form 10-Q for the quarter ended September 30, 2002).

Exhibit 10(ai)	-
Eighth Amendment to the National Western Life Insurance Company Non-Qualified Defined Benefit Plan effective January 1, 2003 (incorporated by reference to Exhibit 10(ai) to the Company's Form 10-K for the year ended December 31, 2002).

Exhibit 10(am)	-
Ninth amendment to the National Western Life Insurance Company Non-Qualified Deferred Compensation Plan effective November 1, 2003 (incorporated by reference to Exhibit 10(am) to the Company's Form 10-K for the year ended December 31, 2003).

Exhibit 10(an)	-
Ninth amendment to the National Western Life Insurance Company Non-Qualified Defined Benefit Plan effective December 5, 2003 (incorporated by reference to Exhibit 10(an) to the Company's Form 10-K for the year ended December 31, 2003.)

Exhibit 10(ar)	-
Third Amendment to the National Western Life Insurance Company 1995 Stock and Incentive Plan (incorporated by reference to Exhibit 10(ar) to the Company's Form 10-Q for the quarter ended September 30, 2004).

Exhibit 10(as)	-
Amendment to the National Western Life Insurance Company Group Excess Benefit Plan effective December 15, 2004 (incorporated by reference to Exhibit 10(as) to the Company's Form 10-K for the year ended December 31, 2004).

Exhibit 10(at)	-
The National Western Life Insurance Company Employee Health Plan was amended and restated effective August 20, 2004 (incorporated by reference to Exhibit 10(at) to the Company's Form 10-K for the year ended December 31, 2004).

Exhibit 10(au)	-
Tenth Amendment to the National Western Life Insurance Company Non-Qualified Defined Benefit Plan effective December 31, 2004 (incorporated by reference to Exhibit 10(au) to the Company's Form 10-K for the year ended December 31, 2004).

Exhibit 10(az)	-	National Western Life Insurance Company Non-Qualified Defined Benefit Plan for Robert L. Moody (Exhibit 10(az) to Form 8-K dated July 1, 2005).

Exhibit 10(ba)	-	First Amendment to the National Western Life Insurance Company Non-Qualified Defined Benefit Plan for Robert L. Moody (Exhibit 10(ba) to Form 8-K dated August 22, 2005).

Exhibit 10(bb)	-	Second Amendment to the National Western Life Insurance Company Non-Qualified Defined Benefit Plan for Robert L. Moody (Exhibit 10(bb) to Form 8-K dated December 15, 2005).

Exhibit 10(bc)	-	Tenth Amendment to the National Western Life Insurance Company Non-Qualified Deferred Compensation Plan (Exhibit 10(bc) to Form 8-K dated December 15, 2005).

Exhibit 10(bd)	-	National Western Life Insurance Company Retirement Bonus Program for Robert L. Moody (Exhibit 10(bd) to Form 8-K dated December 15, 2005).

Exhibit 10(be)	-	Eleventh Amendment to the National Western Life Insurance Company Non-Qualified Defined Benefit Plan (Exhibit 10(be) to Form 8-K dated December 15, 2005).

Exhibit 10(bf)	-	Non-Qualified Defined Benefit Plan for the President of National Western Life Insurance Company (Exhibit 10(bf) to Form 8-K dated December 15, 2005).

Exhibit 10(bg)	-	National Western Life Insurance Company 2006 Executive Officer Bonus Program (Exhibit 10(bg) to Form 8-K dated February 17, 2006).

Exhibit 10(bh)	-	National Western Life Insurance Company 2006 Executive Officer Bonus Program (as amended) (Exhibit 10(bh) to Form 8-K dated April 21, 2006).

Exhibit 10(bi)	-	2006 International Marketing Officer Bonus Program (Exhibit 10(bi) to Form 8-K dated June 23, 2006).

Exhibit 10(bj)	-	2006 Domestic Marketing Officer Bonus Program (Exhibit 10(bj) to Form 8-K dated June 23, 2006).

Exhibit 10(bk)	-	National Western Life Insurance Company Harvest Nonqualified Deferred Compensation Plan (Exhibit 10(bk) to Form 8-K dated June 23, 2006).

Exhibit 10(bl)	-	Amendment No. 16 to Loan Agreement (Exhibit 10(bl) to Form 8-K dated July 31, 2006).

Exhibit 10(bm)	-	Life Systems, Incorporated Termination Agreement (Exhibit 10(bm) to Form 8-K dated March 30, 2007).

Exhibit 10(bn)	-	National Western Life Insurance Company 2007 Executive Officer Bonus Program (Exhibit 10(bn) to Form 8-K dated April 19, 2007).

Exhibit 10(bo)	-	National Western Life Insurance Company 2007 Domestic Marketing Officer Bonus Program (Exhibit 10(bo) to Form 8-K dated April 19, 2007).

Exhibit 10(bp)	-	National Western Life Insurance Company 2007 International Marketing Officer Bonus Program (Exhibit 10(bp) to Form 8-K dated April 19, 2007).

Exhibit 10(bq)	-	National Western Life Insurance Company 2008 Executive Officer Bonus Program (Exhibit 10(bq) to Form 8-K dated March 17, 2008).

Exhibit 10(br)	-	National Western Life Insurance Company 2008 Domestic Marketing Officer Bonus Program (Exhibit 10(br) to Form 8-K dated August 22, 2008).

Exhibit 10(bs)	-	National Western Life Insurance Company 2008 International Marketing Officer Bonus Program (Exhibit 10(bs) to Form 8-K dated August 22, 2008).

Exhibit 10(bt)	-	National Western Life Insurance Company 2008 Domestic Marketing Officer Bonus Program (as amended) (Exhibit 10(bt) to Form 8-K dated October 16, 2008).

Exhibit 10(bu)	-	National Western Life Insurance Company 2008 Incentive Plan (Exhibit 10(bu) to S-8 dated September 2, 2008).

Exhibit 10(bv)	-	National Western Life Insurance Company 2008 Senior Vice President Bonus Program (incorporated by reference to Exhibit 10(bv) to the Company's Form 10-K for the year ended December 31, 2008).

Exhibit 10(bw)	-	National Western Life Insurance Company 2009 Executive Officer Bonus Program (Exhibit 10(bw) to Form 8-K dated February 19, 2009).

Exhibit 10(bx)	-	National Western Life Insurance Company 2009 Domestic Marketing Officer Bonus Program (Exhibit 10(bx) to Form 8-K dated February 19, 2009).

Exhibit 10(by)	-	National Western Life Insurance Company 2009 International Marketing Officer Bonus Program (Exhibit 10(by) to Form 8-K dated February 19, 2009).

Exhibit 10(bz)	-	National Western Life Insurance Company 2009 Senior Vice President Bonus Program (Exhibit 10(bz) to Form 8-K dated February 19, 2009).

Exhibit 10(ca)	-
National Western Life Insurance Company Non-Qualified Defined Benefit Plan for Robert L. Moody As Amended and Restated Effective as of January 1, 2009 (incorporated by reference to Exhibit 10(ca) to the Company's Form 10-K for the year ended December 31, 2008).

Exhibit 10(cb)	-
Non-Qualified Defined Benefit Plan for the President of National Western Life Insurance Company As Amended and Restated Effective as of January 1, 2009 (incorporated by reference to Exhibit 10(cb) to the Company's Form 10-K for the year ended December 31, 2008).

Exhibit 10(cc)	-
National Western Life Insurance Company Grandfathered Non-Qualified Defined Benefit Plan As Amended and Restated Effective as of December 31, 2004 (incorporated by reference to Exhibit 10(cc) to the Company's Form 10-K for the year ended December 31, 2008).

Exhibit 10(cd)	-
National Western Life Insurance Company Non-Qualified Defined Benefit Plan As Amended and Restated Effective as of January 1, 2009 (incorporated by reference to Exhibit 10(cd) to the Company's Form 10-K for the year ended December 31, 2008).

Exhibit 10(ce)	-
National Western Life Insurance Company Grandfathered Non-Qualified Deferred Compensation Plan As Amended and Restated Effective as of December 31, 2004 (incorporated by reference to Exhibit 10(ce) to the Company's Form 10-K for the year ended December 31, 2008).

Exhibit 10(cf)	-
National Western Life Insurance Company Non-Qualified Deferred Compensation Plan As Amended and Restated Effective as of January 1, 2009 (incorporated by reference to Exhibit 10(cf) to the Company's Form 10-K for the year ended December 31, 2008).

Exhibit 10(cg)	-
First Amendment to The National Western Life Insurance Company Pension Plan As Amended and Restated Effective as of January 1, 2007 (incorporated by reference to Exhibit 10(cg) to the Company's Form 10-K for the year ended December 31, 2008).

Exhibit 10(ch)	-
Amended National Western Life Insurance Company Group Excess Benefit Plan, effective May 1, 2009 (incorporated by reference to Exhibit 10(ch) to the Company's Form 10-Q for the quarter ended March 31, 2009).

Exhibit 10(ci)	-	Revolving Credit Loan Agreement with Moody National Bank (Exhibit 10(ci) to Form 8-K dated August 31, 2009).

Exhibit 10(cj)	-	National Western Life Insurance Company 2010 Executive Officer Bonus Program (Exhibit 10(cj) to Form 8-K dated December 16, 2009).

Exhibit 10(ck)	-	National Western Life Insurance Company 2010 Domestic Marketing Officer Bonus Program (Exhibit 10(ck) to Form 8-K dated December 16, 2009).

Exhibit 10(cl)	-	National Western Life Insurance Company 2010 International Marketing Officer Bonus Program (Exhibit 10(cl) to Form 8-K dated December 16, 2009).

Exhibit 10(cm)	-	National Western Life Insurance Company 2010 Officer President Bonus Program (Exhibit 10(cm) to Form 8-K dated December 16, 2009).

Exhibit 10(cn)	-
Master Service Agreement between National Western Life Insurance Company and Flexible Architecture and Simplified Technology, Inc. dated March 30, 2010 (Exhibit 10(cn) to Form 8-K dated March 30, 2010).

Exhibit 10(co)	-	Amended National Western Life Insurance Company Pension Plan, effective January 1, 2008. (incorporated by reference to Exhibit 10(co) to the Company's Form 10-Q for the quarter ended March 31, 2010).

Exhibit 10(cp)	-
Management/Consultant Agreement dated March 29, 2000 by and between Regent Care Operations, Limited Partnership and Regent Management Services, Limited Partnership. (incorporated by reference to Exhibit 10(cp) to the Company's Form 10-K /A for the year ended December 31, 2010).

Exhibit 10(cq)	-
Management Agreement dated October 1, 2008 by and between Regent Care San Marcos B-3, Limited Partnership and Regent Management Services, Limited Partnership. (incorporated by reference to Exhibit 10(cq) to the Company's Form 10-K /A for the year ended December 31, 2010).

Exhibit 10(cr)	-
Administrative Services Only Agreement dated January 1, 2001 by and between National Western Life Insurance Company and American National Insurance Company (ANICO) pertaining to ANICO Excess Benefit Plan. (incorporated by reference to Exhibit 10(cr) to the Company's Form 10-K /A for the year ended December 31, 2010).

Exhibit 10(cs)	-
Premium Payment Agreement dated January 1, 2001 by and between National Western Life Insurance Company and American National Insurance Company (ANICO) pertaining to ANICO Excess Benefit Plan. (incorporated by reference to Exhibit 10(cs) to the Company's Form 10-K /A for the year ended December 31, 2010).

Exhibit 10(ct)	-
Administrative Services Only Agreement dated January 1, 2001 by and between National Western Life Insurance Company and American National Insurance Company (ANICO) pertaining to ANICO Excess Benefit Plan. (incorporated by reference to Exhibit 10(ct) to the Company's Form 10-K /A for the year ended December 31, 2010).

Exhibit 10(cu)	-
Premium Payment Agreement dated January 1, 2001 by and between National Western Life Insurance Company and American National Insurance Company (ANICO) pertaining to ANICO Excess Benefit Plan. (incorporated by reference to Exhibit 10(cu) to the Company's Form 10-K /A for the year ended December 31, 2010).

Exhibit 10(cv)	-	National Western Life Insurance Company 2011 Executive Officer Bonus Program (Exhibit 10(cv) to Form 8-K dated December 16, 2010).

Exhibit 10(cw)	-	National Western Life Insurance Company 2011 Domestic Marketing Officer Bonus Program (Exhibit 10(cw) to Form 8-K dated December 16, 2010).

Exhibit 10(cx)	-	National Western Life Insurance Company 2011 International Marketing Officer Bonus Program (Exhibit 10(cx) to Form 8-K dated December 16, 2010).

Exhibit 10(cy)	-	National Western Life Insurance Company 2011 Officer President Bonus Program (Exhibit 10(cy) to Form 8-K dated December 16, 2010).

Exhibit 10(cz)	-	National Western Life Insurance Company 2012 Executive Officer Bonus Program (Exhibit 10(cz) to Form 8-K dated December 14, 2011).

Exhibit 10(da)	-	National Western Life Insurance Company 2012 Domestic Marketing Officer Bonus Program (Exhibit 10(da) to Form 8-K dated December 14, 2011).

Exhibit 10(db)	-	National Western Life Insurance Company 2012 International Marketing Officer Bonus Program (Exhibit 10(db) to Form 8-K dated December 14, 2011).

Exhibit 10(dc)	-	National Western Life Insurance Company 2012 Officer President Bonus Program (Exhibit 10(dc) to Form 8-K dated December 14, 2011).

Exhibit 10(dd)	-	National Western Life Insurance Company 2013 Executive Officer Bonus Program (Exhibit 10(dd) to Form 8-K dated December 12, 2012).

Exhibit 10(de)	-	National Western Life Insurance Company 2013 Domestic Marketing Officer Bonus Program (Exhibit 10(de) to Form 8-K dated December 12, 2012).

Exhibit 10(df)	-	National Western Life Insurance Company 2013 International Marketing Officer Bonus Program (Exhibit 10(df) to Form 8-K dated December 12, 2012).

Exhibit 10(dg)	-	National Western Life Insurance Company 2013 Officer President Bonus Program (Exhibit 10(dg) to Form 8-K dated December 12, 2012).

Exhibit 10(dh)	-	National Western Life Insurance Company 2014 Executive Officer Bonus Program (Exhibit 10(dh) to Form 8-K dated December 11, 2013).

Exhibit 10(di)	-	National Western Life Insurance Company 2014 Domestic Marketing Officer Bonus Program (Exhibit 10(di) to Form 8-K dated December 11, 2013).

Exhibit 10(dj)	-	National Western Life Insurance Company 2014 International Marketing Officer Bonus Program (Exhibit 10(dj) to Form 8-K dated December 11, 2013).

Exhibit 10(dk)	-	National Western Life Insurance Company 2014 Officer Bonus Program (Exhibit 10(dk) to Form 8-K dated December 11, 2013).

Exhibit 10(dl)	-	National Western Life Insurance Company 2015 Executive Officer Bonus Program (Exhibit 10(dl) to Form 8-K dated December 10, 2014).

Exhibit 10(dm)	-	National Western Life Insurance Company 2015 Domestic Marketing Officer Bonus Program (Exhibit 10(dm) to Form 8-K dated December 10, 2014).

Exhibit 10(dn)	-	National Western Life Insurance Company 2015 International Marketing Officer Bonus Program (Exhibit 10(dn) to Form 8-K dated December 10, 2014).

Exhibit 10(do)	-	National Western Life Insurance Company 2015 Officer Bonus Program (Exhibit 10(do) to Form 8-K dated December 10, 2014).

(b) Exhibits

Exhibits required by Regulation S-K are listed as to location in the Listing of Exhibits in Item 15.(a)3 above.  Exhibits not referred to have been omitted as inapplicable or not required.

(c) Financial Statement Schedules

The financial statement schedules required by Regulation S-K are listed as to location in Attachment A, Index to Consolidated Financial Statements, Notes and Schedules, on page 85 of this report.

ATTACHMENT A

All other schedules are omitted because they are not applicable, not required, or because the information required by the schedule is included elsewhere in the consolidated financial statements or notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
National Western Life Group, Inc.:

We have audited the accompanying consolidated balance sheets of National Western Life Group, Inc. (formerly National Western Life Insurance Company) and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of earnings, comprehensive income (loss), changes in stockholders’ equity and cash flow for the years ended December 31, 2015 and 2014. In connection with our audits of the consolidated financial statements, we have also audited financial statement schedules I, summary of investments other than investments in related parties, and V, valuation and qualifying accounts. These consolidated financial statements and financial statement schedules I and V are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules I and V based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Western Life Group, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years ended December 31, 2015 and 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statements schedule I, summary of investments other than investments in related parties, and V, valuation and qualifying accounts, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National Western Life Group, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (Updated 2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/S/BKD
Little Rock, Arkansas
March 11, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
National Western Life Group, Inc. (formerly National Western Life Insurance Company):

We have audited the accompanying consolidated statement of earnings, comprehensive income, changes in stockholders’ equity, and cash flows of National Western Life Insurance Company and subsidiaries for the year ended December 31, 2013. In connection with our audit of the consolidated financial statements, we have also audited financial statement Schedule V. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Western Life Insurance Company and subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/S/KPMG LLP

Houston, Texas
March 17, 2014

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
CONSOLIDATED BALANCE SHEETS
December 31, 2015 and 2014
(In thousands)

ASSETS	2015	2014

Investments:
Securities held to maturity, at amortized cost (fair value: $7,335,436 and $7,175,443)	$7,173,967	6,841,543
Securities available for sale, at fair value (amortized cost: $2,847,414 and $2,590,074)	2,879,583	2,728,680
Mortgage loans, net of allowance for possible losses ($650 and $650)	108,311	149,503
Policy loans	61,957	63,645
Derivatives, index options	38,409	114,287
Other long-term investments	26,787	28,774

Total investments	10,289,014	9,926,432

Cash and cash equivalents	106,007	277,078
Deferred policy acquisition costs	853,451	802,919
Deferred sales inducements	159,166	159,766
Accrued investment income	99,619	96,127
Federal income tax receivable	12,512	—
Other assets	92,807	89,570

Total assets	$11,612,576	11,351,892
See accompanying notes to consolidated financial statements.

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
CONSOLIDATED BALANCE SHEETS
December 31, 2015 and 2014
(In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY	2015	2014

LIABILITIES:
Future policy benefits:
Universal life and annuity contracts	$9,561,358	9,384,297
Traditional life reserves	138,000	138,225
Other policyholder liabilities	155,261	139,222
Deferred Federal income tax liability	49,333	31,675
Federal income tax payable	—	3,336
Other liabilities	96,638	98,817

Total liabilities	10,000,590	9,795,572

COMMITMENTS AND CONTINGENCIES (Notes 4, 7, and 9)	—	—

STOCKHOLDERS' EQUITY (Note 10):
Common stock:
Class A - $.01 par value in 2015 and $1 in 2014; 7,500,000 shares authorized; 3,436,166 shares issued and outstanding in 2015 and 2014	34	3,436
Class B - $.01 par value in 2015 and $1 in 2014; 200,000 shares authorized, issued, and outstanding in 2015 and 2014	2	200
Additional paid-in capital	41,716	38,116
Accumulated other comprehensive income	329	41,786
Retained earnings	1,569,905	1,472,782

Total stockholders' equity	1,611,986	1,556,320

Total liabilities and stockholders' equity	$11,612,576	11,351,892

See accompanying notes to consolidated financial statements.

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF EARNINGS
For the Years Ended December 31, 2015, 2014 and 2013
(In thousands except per share amounts)

	2015	2014	2013

Premiums and other revenue:
Universal life and annuity contract charges	$155,608	150,596	148,388
Traditional life premiums	19,699	19,519	19,078
Net investment income	379,114	505,430	660,432
Other revenues	28,166	21,630	23,716
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) (losses) recoveries	2,801	(18)	846
Portion of OTTI losses recognized in other comprehensive income	(3,053)	(132)	(1,151)
Net OTTI losses recognized in earnings	(252)	(150)	(305)
Other net investment gains	7,461	11,755	8,958
Total net realized investment gains (losses)	7,209	11,605	8,653

Total revenues	589,796	708,780	860,267

Benefits and expenses:
Life and other policy benefits	67,452	54,295	60,050
Amortization of deferred policy acquisition costs	120,333	115,154	108,233
Universal life and annuity contract interest	176,901	298,259	454,594
Other operating expenses	78,442	83,551	95,693

Total benefits and expenses	443,128	551,259	718,570

Earnings before Federal income taxes	146,668	157,521	141,697

Federal income taxes	48,272	51,933	45,450

Net earnings	$98,396	105,588	96,247

Basic Earnings Per Share:
Class A	$27.83	29.87	27.23
Class B	$13.91	14.93	13.61

Diluted Earnings Per Share:
Class A	$27.82	29.85	27.19
Class B	$13.91	14.93	13.61

See accompanying notes to consolidated financial statements.

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2015, 2014 and 2013
(In thousands)

	2015	2014	2013

Net earnings	$98,396	105,588	96,247

Other comprehensive income (loss), net of effects of deferred costs and taxes:
Unrealized gains (losses) on securities:
Net unrealized holding gains (losses) arising during period	(39,797)	12,536	(42,218)
Net unrealized liquidity gains (losses)	1,022	26	333
Reclassification adjustment for net amounts included in net earnings	(2,085)	(5,000)	(3,061)
Amortization of net unrealized (gains) losses related to transferred securities	—	—	—

Net unrealized gains (losses) on securities	(40,860)	7,562	(44,946)

Foreign currency translation adjustments	140	(556)	652

Benefit plans:
Amortization of net prior service cost and net gain	(737)	(3,300)	5,588

Other comprehensive income (loss)	(41,457)	3,706	(38,706)

Comprehensive income (loss)	$56,939	$109,294	57,541

See accompanying notes to consolidated financial statements.

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2015, 2014 and 2013
(In thousands)

	2015	2014	2013

Common stock:
Balance at beginning of period	$3,636	3,635	3,635
Reclass par value due to reorganization (see Note 10)	(3,600)	—	—
Shares exercised under stock option plan	—	1	—

Balance at end of period	36	3,636	3,635

Additional paid-in capital:
Balance at beginning of period	38,116	37,767	37,767
Reclass paid-in capital due to reorganization (see Note 10)	3,600	—	—
Shares exercised under stock option plan	—	349	—

Balance at end of period	41,716	38,116	37,767

Accumulated other comprehensive income (loss):
Unrealized gains (losses) on non-impaired securities:
Balance at beginning of period	54,229	46,693	91,972
Change in unrealized gains (losses) during period	(41,882)	7,536	(45,279)

Balance at end of period	12,347	54,229	46,693

Unrealized losses on impaired held to maturity securities:
Balance at beginning of period	(1,262)	(1,287)	(1,426)
Amortization	(29)	84	210
Other-than-temporary impairments, non-credit, net of tax	2,013	—	95
Additional credit loss on previously impaired securities	—	—	54
Change in shadow deferred policy acquisition costs	(962)	(59)	(220)

Balance at end of period	(240)	(1,262)	(1,287)

Unrealized losses on impaired available for sale securities:
Balance at beginning of period	(1)	(2)	(196)
Change in shadow deferred policy acquisition costs	—	(1)	(196)
Recoveries, net of tax	—	2	390

Balance at end of period	(1)	(1)	(2)

		(Continued on next page)

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2015, 2014 and 2013
(In thousands)

	2015	2014	2013

Foreign currency translation adjustments:
Balance at beginning of period	2,685	3,241	2,589
Change in translation adjustments during period	140	(556)	652
Balance at end of period	2,825	2,685	3,241

Benefit plan liability adjustment:
Balance at beginning of period	(13,865)	(10,565)	(16,153)
Amortization of net prior service cost and net gain, net of tax	(737)	(3,300)	5,588

Balance at end of period	(14,602)	(13,865)	(10,565)

Accumulated other comprehensive income (loss) at end of period	329	41,786	38,080

Retained earnings:
Balance at beginning of period	1,472,782	1,368,466	1,273,492
Net earnings	98,396	105,588	96,247
Stockholder dividends	(1,273)	(1,272)	(1,273)

Balance at end of period	1,569,905	1,472,782	1,368,466

Total stockholders' equity	$1,611,986	1,556,320	1,447,948

See accompanying notes to consolidated financial statements.

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2015, 2014 and 2013
(In thousands)

	2015	2014	2013

Cash flows from operating activities:
Net earnings	$98,396	105,588	96,247
Adjustments to reconcile net earnings to net cash provided by operating activities:
Universal life and annuity contract interest	176,901	298,259	454,594
Surrender charges and other policy revenues	(20,493)	(12,913)	(14,622)
Realized (gains) losses on investments	(7,209)	(11,605)	(8,653)
Accretion/amortization of discounts and premiums, investments	525	(653)	(2,019)
Depreciation and amortization	2,987	3,421	4,674
(Increase) decrease in value of derivatives	61,750	(68,616)	(225,899)
(Increase) decrease in deferred policy acquisition and sales inducement costs	120	(18,336)	(26,165)
(Increase) decrease in accrued investment income	(3,492)	(760)	(2,312)
(Increase) decrease in other assets	(12,929)	(867)	(17,343)
Increase (decrease) in liabilities for future policy benefits	12,256	7,698	9,664
(Decrease) increase in other policyholder liabilities	16,041	(3,365)	(5,974)
(Decrease) increase in Federal income tax liability	(15,848)	(6,731)	15,722
Increase (decrease) in deferred Federal income tax	40,017	22,538	(23,654)
(Decrease) increase in other liabilities	(2,798)	(394)	(660)
Other, net	—	—	(1)

Net cash provided by operating activities	346,224	313,264	253,599

Cash flows from investing activities:
Proceeds from sales of:
Securities held to maturity	—	—	1,980
Securities available for sale	14,203	29,730	10,246
Other investments	3,684	3,399	11,024
Proceeds from maturities and redemptions of:
Securities held to maturity	475,151	445,679	1,231,796
Securities available for sale	270,044	330,127	287,858
Derivatives, index options	100,050	203,349	172,112
Purchases of:
Securities held to maturity	(810,384)	(773,743)	(1,775,153)
Securities available for sale	(529,242)	(410,127)	(256,855)
Derivatives, index options	(86,927)	(73,318)	(61,624)
Other investments	(4,250)	(376)	(15)

		(Continued on Next Page)

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2015, 2014 and 2013
(In thousands)

	2015	2014	2013

Principal payments on mortgage loans	80,047	20,506	43,856
Cost of mortgage loans acquired	(38,471)	(37,104)	(34,129)
(Increase) decrease in policy loans	1,688	2,324	5,580

Net cash used in investing activities	(524,407)	(259,554)	(363,324)

Cash flows from financing activities:
Dividends on common stock	(1,273)	(1,273)	(1,273)
Deposits to account balances for universal life and annuity contracts	918,574	985,003	982,305
Return of account balances on universal life and annuity contracts	(910,403)	(880,658)	(875,661)
Issuance of common stock under stock option plan	—	350	—

Net cash provided by (used in) financing activities	6,898	103,422	105,371

Effect of foreign exchange	214	(913)	652

Net increase (decrease) in cash and cash equivalents	(171,071)	156,219	(3,702)
Cash and cash equivalents at beginning of year	277,078	120,859	124,561

Cash and cash equivalents at end of year	$106,007	277,078	120,859

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$30	40	50
Income taxes	$24,127	36,123	57,350

Noncash operating activities:
Deferral of sales inducements	$(10,854)	(8,003)	803

See accompanying notes to consolidated financial statements.

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Principles of Consolidation. On October 1, 2015, National Western Life Insurance Company ("National Western") completed its previously announced holding company reorganization pursuant to the Agreement and Plan of Merger, dated April 6, 2015, which was approved by the shareholders of National Western at its Annual Meeting of Shareholders held on June 19, 2015. As a result of the reorganization, National Western became a wholly owned subsidiary of National Western Life Group, Inc. ("NWLGI"), a Delaware Corporation, and NWLGI replaced National Western as the publicly held company. Consequently, all filings with the Securities and Exchange Corporation ("SEC") from October 2, 2015 and forward will be filed by NWLGI under CIK No. 0001635984.

Prior to the reorganization, the accompanying consolidated financial statements included the accounts of National Western and its wholly owned subsidiaries: The Westcap Corporation, Regent Care San Marcos Holdings, LLC, NWL Investments, Inc., NWL Services, Inc., NWLSM, Inc., and NWL Financial, Inc. During the fourth quarter of 2015, subsequent to the reorganization, National Western transferred ownership of Regent Care San Marcos Holdings, LLC, NWL Investments, Inc., and NWL Services, Inc. to NWLGI via a dividend transaction resulting in those entities becoming wholly owned subsidiaries of NWLGI.

For purposes of filing this Form 10-K for the years ended December 31, 2015, 2014, and 2013, the accompanying consolidated financial statements and notes thereto have been titled "National Western Life Group, Inc." to reflect the current name of the public registrant with the parenthetical notation "formerly National Western Life Insurance Company and Subsidiaries" to reflect the reporting entity for the previous periods covered herein. All significant intercorporate transactions and accounts have been eliminated in consolidation and references to the "Company" as contained herein refer to the consolidated entity.

(B) Basis of Presentation.  The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting periods.   Actual results could differ from those estimates. Significant estimates in the accompanying consolidated financial statements include (1) liabilities for future policy benefits, (2) valuation of derivative instruments, (3) recoverability and amortization of deferred policy acquisition costs, (4) commitments and contingencies, (5) valuation allowances for deferred tax assets, (6) other-than-temporary impairment losses on debt securities, and (7) valuation allowances for mortgage loans and real estate.

The table below shows the unrealized gains and losses on available-for-sale securities that were reclassified out of accumulated other comprehensive income for the years ended December 31, 2015, 2014 and 2013.

Affected Line Item In the Consolidated Statements of Earnings	Amount Reclassified from Accumulated Other Comprehensive Income
	Years Ended December 31,
	2015	2014	2013

Other net investment gains (losses)	$3,459	7,843	4,923
Net OTTI losses recognized in earnings	(252)	(150)	(213)
Earnings before Federal income taxes	3,207	7,693	4,710
Federal income taxes	1,122	2,693	1,649

Net earnings	$2,085	5,000	3,061

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company (National Western) also files financial statements with insurance regulatory authorities which are prepared on the basis of statutory accounting practices prescribed or permitted by the Colorado Division of Insurance which are significantly different from consolidated financial statements prepared in accordance with GAAP.  These differences are described in detail in the statutory information section of this note.

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation.

(C) Investments. Investments in debt securities the Company purchases with the intent to hold to maturity are classified as securities held to maturity. The Company has the ability to hold the securities until maturity, as it would be unlikely that forced sales of securities would be required, prior to maturity, to cover payments of liabilities. As a result, securities held to maturity are carried at amortized cost less declines in fair value that are deemed other-than-temporary.

Investments in debt and equity securities that are not classified as securities held to maturity are reported as securities available for sale. Securities available for sale are reported in the accompanying consolidated financial statements at fair value.  Valuation changes resulting from changes in the fair value of the securities are reflected as a component of stockholders' equity in accumulated other comprehensive income (loss).  These unrealized gains or losses in stockholders' equity are reported net of taxes and adjustments to deferred policy acquisition costs.

Transfers of securities between categories are recorded at fair value at the date of transfer.

Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method.  For mortgage-backed and asset-backed securities, the effective interest method is used based on anticipated prepayments and the estimated economic life of the securities.  When estimates of prepayments change, the effective yield is recalculated to reflect actual payments to date and anticipated future payments.  The net investment in the securities is adjusted to the amount that would have existed had the new effective yield been applied at the time of acquisition.  This adjustment is reflected in net investment income.

Quarterly the Company reviews its investment portfolio for market value changes to identify changes caused by issuer credit deterioration, changes in market interest rates and changes in economic conditions.  If this review indicates a decline in fair value that is other-than-temporary, the Company’s carrying amount in the investment is reduced to its estimated fair value.  In accordance with GAAP guidance the estimated credit versus non-credit components are bifurcated.  The credit component is taken through earnings.  The non-credit component is reclassified as unrealized loss in other comprehensive income.  The Company would not recognize impairment of securities due to changing of interest rates or market dislocations unless the Company had the intent to sell the securities prior to recovery or maturity.

The Company considers a number of factors in determining whether the impairment is other-than-temporary.  These include, but are not limited to:  1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline in fair value, 4) the intent and ability to hold the investment until recovery, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer.  Management performs a security-by-security review each quarter in evaluating the need for any other-than-temporary impairments.  Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered.

Realized gains and losses for securities available for sale and securities held to maturity are included in earnings and are derived using the specific identification method for determining the cost of securities sold or called.  Decline in the fair value below cost that is deemed other-than-temporary is bifurcated in credit and non-credit declines.  The noncredit related declines are reclassified as unrealized losses in accumulated other comprehensive income (loss).  Credit losses are recorded in earnings and result in the establishment of a new cost basis for the security.  The new discount or reduced premium amount is amortized over the remaining life of the impaired debt security prospectively based on the amount and timing of future estimated cash flows.

Mortgage loans and other long-term investments are stated at cost, less unamortized discounts, deferred fees, and allowances for possible losses. Policy loans are stated at their aggregate unpaid balances. Real estate is stated at the lower of cost or fair value less estimated costs to sell.

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired loans are those loans where it is probable that all amounts due according to contractual terms of the loan agreement will not be collected.  The Company has identified these loans through its normal loan review procedures.  Impaired loans include: 1) nonaccrual loans, 2) loans which are 90 days or more past due, unless they are well secured and are in the process of collection, and 3) other loans which management believes are impaired.  Impaired loans are measured based on: 1) the present value of expected future cash flows discounted at the loan's effective interest rate, 2) the loan's observable market price, or 3) the fair value of the collateral if the loan is collateral dependent.  Substantially all of the Company's impaired loans are measured at the fair value of the collateral.  In limited cases, the Company may use other methods to determine the level of impairment of a loan if such loan is not collateral dependent.

While the Company closely manages its investment portfolio, future changes in issuer facts and circumstances can result in impairments beyond those currently identified.

(D) Cash and Cash Equivalents. For purposes of the consolidated statements of cash flows, the Company considers all short-term investments with a maturity at the date of purchase of three months or less to be cash equivalents.

(E) Derivatives.   Fixed-index products combine features associated with traditional fixed annuities and universal life contracts, with the option to have interest rates linked in part to an underlying equity index.  The equity return component of such policy contracts is identified separately and accounted for in future policy benefits as embedded derivatives on the consolidated balance sheet.  The remaining portions of these policy contracts are considered the host contracts and are recorded separately as fixed annuity or universal life contracts. The host contracts are accounted for under debt instrument type accounting.  The host contracts are recorded as discounted debt instruments that are accreted, using the effective yield method, to their minimum account values at their projected maturities or termination dates.

The Company purchases over-the-counter index options, which are derivative financial instruments, to hedge the equity return component of its index annuity and life products.  The amounts which may be credited to policyholders are linked, in part, to the returns of the underlying index. The index options act as hedges to match closely the returns on the underlying index.  Cash is exchanged upon purchase of the index options and no principal or interest payments are made by either party during the option periods. Upon maturity or expiration of the options, cash is paid to the Company based on the underlying index performance and terms of the contract.  As a result, amounts credited to policyholders' account balances are substantially offset by changes in the value of the options.

The Company does not elect hedge accounting relative to derivative instruments. The derivatives are reported at fair value in the accompanying consolidated financial statements.  Changes in the values of the index options and changes in the policyholder liabilities are both reflected in the consolidated statement of earnings.  Any gains or losses from the sale or expiration of the options, as well as period-to-period changes in values, are reflected as net investment income in the consolidated statement of earnings.  Any changes relative to the embedded derivatives associated with policy contracts are reflected in contract interest in the consolidated statement of earnings.

Although there is credit risk in the event of nonperformance by counterparties to the index options, the Company does not expect any counterparties to fail to meet their obligations, given their high credit ratings.  In addition, credit support agreements are in place with all counterparties for option holdings in excess of specific limits, which may further reduce the Company's credit exposure.  At December 31, 2015 and 2014, the fair values of index options owned by the Company totaled $38.4 million and $114.3 million, respectively.

(F) Insurance Revenues and Expenses. Premiums on traditional life insurance products are recognized as revenues as they become due from policyholders. Benefits and expenses are matched with premiums in arriving at profits by providing for policy benefits over the lives of the policies and by amortizing acquisition costs over the premium-paying periods of the policies. For universal life and annuity contracts, revenues consist of policy charges for the cost of insurance, policy administration, and surrender charges assessed during the period.  Expenses for these policies include interest credited to policy account balances, benefit claims incurred in excess of policy account balances and amortization of deferred policy acquisition costs and deferred sales inducements.

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under GAAP, commissions, sales inducements, and certain expenses related to policy issuance and underwriting, all of which vary with and are related to the production of new business, are deferred. For traditional products, these costs are amortized over the premium-paying period of the related policies in proportion to the ratio of the premium earned to the total premium revenue anticipated, using the same assumptions as to interest, mortality, and withdrawals as were used in calculating the liability for future policy benefits. For universal life and annuity contracts, these costs are amortized in relation to the present value of expected gross profits on these policies.  The Company evaluates the recoverability of deferred policy acquisition and sales inducement costs on a quarterly basis.  In this evaluation, the Company considers estimated future gross profits or future premiums, as applicable for the type of contract.  The Company also considers expected mortality, interest earned and credited rates, persistency, and expenses. In accordance with GAAP guidance, the Company must also write off deferred acquisition costs and unearned revenue liabilities upon internal replacement of certain contracts as well as annuitizations of deferred annuities.

A summary of information relative to deferred policy acquisition costs (DPAC) is provided in the table below.

	Years Ended December 31,
	2015	2014	2013
	(In thousands)

Deferred policy acquisition costs, beginning of year	$802,919	785,706	705,397

Policy acquisition costs deferred:
Agents' commissions	124,498	134,262	127,161
Other	6,894	7,606	6,821

Total costs deferred	131,392	141,868	133,982

Amortization of deferred policy acquisition costs	(120,333)	(115,154)	(108,233)
Adjustments for unrealized (gains) losses on investment securities	39,473	(9,501)	54,560

Deferred policy acquisition costs, end of year	$853,451	802,919	785,706

A summary of information relative to deferred sales inducements is provided in the table below.

	Years Ended December 31,
	2015	2014	2013
	(In thousands)

Deferred sales inducements, beginning of year	$159,766	169,570	152,844

Sales inducement costs deferred	17,704	18,355	26,159
Amortization of sales inducements	(28,559)	(26,357)	(25,357)
Adjustments for unrealized (gains) losses on investment securities	10,255	(1,802)	15,924

Deferred sales inducements, end of year	$159,166	159,766	169,570

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization of deferred policy acquisition costs increased to $120.3 million in the year ended December 31, 2015 compared to $115.2 million reported in 2014.  Amortization expense in 2015 included two unlocking adjustments. The first unlocking adjustment was for favorable mortality experience on an International Life universal life product which decreased amortization expense by $7.1 million. The second unlocking adjustment unlocked future expense assumptions pertaining to product development override costs (trailer commissions) in the Annuity segment which increased amortization expense by $5.3 million. Amortization expense in 2014 includes an unlocking adjustment to incorporate premium load increases implemented on several international life contracts which decreased DPAC amortization by $1.4 million. There were no DPAC unlocking adjustments in 2013. DPAC true-up adjustments were also recorded in 2015, 2014 and 2013 relative to renewal trailer commissions, partial surrender rates, mortality rates, credited interest rates and earned rates for the current year’s experience resulting in a $2.8 million, $7.2 million and $15.8 million decrease in amortization expense in 2015, 2014 and 2013, respectively.

Similar to deferred policy acquisition costs, amortization of deferred sales inducements include true-up and unlocking adjustments. Deferred sales inducement true-up adjustments were recorded in 2015, 2014, and 2013 of $3.9 million, $1.6 million and $0.8 million , respectively, each of which increased contract interest expense. In 2015, the deferred sales inducement balance was unlocked for future expenses assumptions pertaining to product development costs as discussed above. The effect of the prospective unlocking was to decrease the deferred sales inducement balance and increase contract interest expense by $1.8 million. There were no unlocking adjustments during 2014 and 2013.

Under GAAP, the liability for future policy benefits on traditional products has been calculated using assumptions as to future mortality (based on the 1965-1970, 1975-1980 and 2001 Select and Ultimate mortality tables), interest ranging from 3.25% to 8%, and withdrawals based on Company experience. For universal life and annuity contracts, the liability for future policy benefits represents the account balance. Fixed-index products combine features associated with traditional fixed annuities and universal life contracts, with the option to have interest rates linked in part to an equity index.  In accordance with GAAP guidance, the equity return component of such policy contracts must be identified separately and accounted for as embedded derivatives.  The remaining portions of these policy contracts are considered the host contracts and are recorded separately as fixed annuity or universal life contracts. The host contracts are accounted for under GAAP guidance provisions that require debt instrument type accounting.  The host contracts are recorded as discounted debt instruments that are accreted, using the effective yield method, to their minimum account values at their projected maturities or termination dates. The embedded derivatives are recorded at fair value.

(G) Deferred Federal Income Taxes. Federal income taxes are accounted for under the asset and liability method.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance for deferred tax assets is provided if all or some portion of the deferred tax asset may not be realized.  An increase or decrease in a valuation allowance that results from a change in circumstances that affects the realizability of the related deferred tax asset is included in income in the period the change occurs.

(H) Depreciation of Property, Equipment, and Leasehold Improvements. Depreciation is based on the estimated useful lives of the assets and is calculated on the straight-line and accelerated methods.  Leasehold improvements are amortized over the lesser of the economic useful life of the improvement or the term of the lease.

(I) Statutory Information. Domiciled in Colorado, National Western prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the Colorado Division of Insurance.  The Colorado Division of Insurance has adopted the provisions of the National Association of Insurance Commissioners' ("NAIC") Statutory Accounting Practices (“SSAP”) as the basis for its statutory accounting practices.

The following are major differences between GAAP and accounting practices prescribed or permitted by the Colorado Division of Insurance (“statutory accounting practices”).

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  The Company accounts for universal life and annuity contracts based on the provisions of GAAP guidance.  The basic difference between GAAP guidance and statutory accounting practices with respect to certain long-duration contracts is that deposits for universal life and annuity contracts are not reflected as revenues, and surrenders and certain other benefit payments are not reflected as expenses.  Only contracts with no insurance risk qualify for such treatment under statutory accounting practices.  For all other contracts, statutory accounting practices do reflect such items as revenues and expenses.

A summary of direct premiums and deposits collected is provided below.

	Years Ended December 31,
	2015	2014	2013
	(In thousands)

Annuity deposits	$775,010	833,273	813,868
Universal life insurance deposits	277,229	280,980	296,286
Traditional life and other premiums	23,162	22,651	22,164

Totals	$1,075,401	1,136,904	1,132,318

2.  Statutory accounting practices require commissions and related acquisition costs to be expensed as incurred, whereas under GAAP these items are deferred and amortized.

3.   For statutory accounting purposes, liabilities for future policy benefits for life insurance policies are calculated by the net level premium method or the commissioners reserve valuation method.  Future policy benefit liabilities for annuities are calculated based on the continuous commissioners annuity reserve valuation method and provisions of Actuarial Guidelines 33 and 35.

4.  Deferred Federal income taxes are provided for temporary differences which are recognized in the consolidated financial statements in a different period than for Federal income tax purposes.  Deferred taxes are also recognized in statutory accounting practices; however, there are limitations as to the amount of deferred tax assets that may be reported as admitted assets.  The change in the deferred taxes is recorded in surplus, rather than as a component of income tax expense.

5.  For statutory accounting purposes, debt securities are recorded at amortized cost, except for securities in or near default, which are reported at fair value.  Under GAAP, debt securities are carried at amortized cost or fair value based on their classification as either held to maturity or available for sale.

6.  Investments in subsidiaries are recorded as affiliated common stock investments at their respective SSAP investment value under statutory accounting, whereas the financial statements of the subsidiaries have been consolidated with those of the Company under GAAP.

7.  Compensation costs related to the Company’s share based compensation plans are recognized in income based on intrinsic value at each reporting date under statutory accounting, whereas under GAAP these costs are determined using the fair value method.

8.   The asset valuation reserve and interest maintenance reserve, which are investment valuation reserves prescribed by statutory accounting practices, have been eliminated, as they are not required under GAAP.

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  The table below provides the Company’s net gain from operations, net income, unassigned surplus (retained earnings) and capital and surplus (stockholders' equity), on the statutory basis used to report to regulatory authorities for the years ended December 31.

	2015	2014	2013
	(In thousands)

Net gain from operations before Federal and foreign income taxes	$8,139	95,892	170,796

Net income	$7,060	77,220	106,159

Unassigned surplus	$1,127,140	1,141,579	1,082,519

Capital and surplus	$1,171,203	1,185,643	1,126,232

(J) Stock Compensation. The Company accounts for its share-based compensation for GAAP reporting using liability accounting, and measures compensation cost using the fair value method at each reporting date.  For stock options, fair value is determined using an option pricing model that takes into account various information and assumptions including the Company's stock price, volatility, option price, vesting dates, exercise dates and projected option lapses.  Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock.

(K) Accounting Standards and Changes in Accounting

In June 2014, the FASB issued guidance that applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. It requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and follows existing accounting guidance for the treatment of performance conditions. The standard will be effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. The Company’s current employee share-based plans do not require performance targets and the adoption of this guidance has no impact on the Company’s financial position or results of operations.
Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)  DEPOSITS WITH REGULATORY AUTHORITIES

The following assets were on deposit with state and other regulatory authorities as required by law, at the end of each year.

	December 31,
	2015	2014
	(In thousands)

Debt securities held to maturity	$15,281	15,279
Debt securities available for sale	810	814
Short-term investments	475	475

Totals	$16,566	16,568

(3)  INVESTMENTS

(A)  Investment Income

The major components of net investment income are as follows:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)

Gross investment income:
Debt and equity securities	$416,633	410,809	410,790
Mortgage loans	10,274	9,847	9,256
Policy loans	3,938	4,252	4,503
Derivative gains (losses)	(61,750)	68,616	225,899
Money market investments	197	401	252
Other investment income	10,939	12,591	10,759

Total investment income	380,231	506,516	661,459
Investment expenses	1,117	1,086	1,027

Net investment income	$379,114	505,430	660,432

(B)  Mortgage Loans and Real Estate

A financing receivable is a contractual right to receive money on demand or on fixed or determinable dates that is recognized as an asset in a company’s statement of financial position.  The Company’s mortgage, participation and mezzanine loans on real estate are the only financing receivables included in the consolidated balance sheets.

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company requires a minimum specified yield on mortgage loan investments.  The historically low interest rate environment of the past couple of years has resulted in fewer loan opportunities being available meeting the Company's required rate of return. Consequently, new mortgage loan origination activity has been less significant in this time frame with $38.5 million and $37.1 million in total loan originations for the years 2015 and 2014, respectively.

Loans in foreclosure, loans considered impaired or loans past due 90 days or more are placed on a non-accrual status.  If a mortgage loan is determined to be on non-accrual status, the mortgage loan does not accrue any revenue into the consolidated statements of earnings.  The loan is independently monitored and evaluated as to potential impairment or foreclosure.  If delinquent payments are made and the loan is brought current, then the Company returns the loan to active status and accrues income accordingly.  The Company has no loans past due 90 days which are accruing interest.

The Company's direct investments in real estate are not a significant portion of its total investment portfolio as most of these investments were acquired through mortgage loan foreclosures.  The Company also participates in several real estate joint ventures and limited partnerships that invest primarily in income-producing retail properties.  These investments have generally served to enhance the Company's overall investment portfolio returns.

The Company held net investments in mortgage loans totaling $108.3 million and $149.5 million at December 31, 2015 and 2014, respectively.  The diversification of the portfolio by geographic region, property type, and loan-to-value ratio was as follows:

	December 31, 2015		December 31, 2014
	Amount	%	Amount	%
	(In thousands)		(In thousands)
Mortgage Loans by Geographic Region:
West South Central	$58,002	53.2	$97,918	65.2
East North Central	18,477	17.0	10,714	7.1
New England	11,830	10.9	12,155	8.1
Pacific	10,101	9.3	10,282	6.9
East South Central	5,818	5.3	14,137	9.4
South Atlantic	3,047	2.8	—	—
Mountain	1,686	1.5	3,050	2.0
Middle Atlantic	—	—	1,897	1.3
Gross balance	108,961	100.0	150,153	100.0

Allowance for possible losses	(650)	(0.6)	(650)	(0.4)

Totals	$108,311	99.4	$149,503	99.6

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2015		December 31, 2014
	Amount	%	Amount	%
	(In thousands)		(In thousands)
Mortgage Loans by Property Type:
Retail	$66,237	60.8	$130,544	86.9
Office	22,941	21.0	893	0.6
Land/Lots	4,445	4.1	3,333	2.2
Hotel/Motel	1,513	1.4	1,600	1.1
Apartments	—	—	7,333	4.9
All other	13,825	12.7	6,450	4.3
Gross balance	108,961	100.0	150,153	100.0

Allowance for possible losses	(650)	(0.6)	(650)	(0.4)

Totals	$108,311	99.4	$149,503	99.6

	December 31, 2015		December 31, 2014
	Amount	%	Amount	%
	(In thousands)		(In thousands)
Mortgage Loans by Loan-to-Value Ratio (1):
Less than 50%	$64,986	59.7	$52,564	35.0
50% to 60%	9,714	8.9	50,553	33.7
60% to 70%	10,134	9.3	14,567	9.7
70% to 80%	4,843	4.4	12,656	8.4
80% to 90%	19,284	17.7	5,399	3.6
Greater than 90%	—	—	14,414	9.6
Gross balance	108,961	100.0	150,153	100.0

Allowance for possible losses	(650)	(0.6)	(650)	(0.4)

Totals	$108,311	99.4	$149,503	99.6

(1)  Loan-to-Value Ratio using the most recent appraised value. Appraisals are required at the time of funding and may be updated if a material change occurs from the original loan agreement.

The greater than 90% category is related to loans made with a long standing borrower which are backed by the investment property, contracted leases and the guarantee of the borrower.

All mortgage loans are analyzed quarterly in order to monitor the financial quality of these assets. Based on ongoing monitoring, mortgage loans with a likelihood of becoming delinquent are identified and placed on an internal “watch list”. Among the criteria that would indicate a potential problem are: major tenant vacancies or bankruptcies, late payments, and loan relief/restructuring requests. The mortgage loan portfolio is analyzed for the need for a valuation allowance on any loan that is on the internal watch list, in the process of foreclosure or that currently has a valuation allowance.

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mortgage loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When it is determined that a loan is impaired, a loss is recognized for the difference between the carrying amount of the mortgage loan and the estimated value reduced by the cost to sell. Estimated value is typically based on the loan’s observable market price or the fair value of the collateral less cost to sell. Impairments and changes in the valuation allowance are reported in net realized capital gains (losses) in the consolidated statements of earnings.

The Company recognized valuation losses of $0.0 million, $0.0 million and $0.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.  The mortgage loan valuation write-down represents a general valuation allowance established for the Company's mortgage loan portfolio based upon the Company's loss experience over the past ten years and is not specifically identified to individual loans. Impairments are based on information which indicated that the Company may not collect all amounts in accordance with the mortgage agreement. While the Company closely monitors its mortgage loan portfolio, future changes in economic conditions can result in impairments beyond those currently identified.

The following table represents the mortgage loan allowance for the years ended December 31, 2015 and 2014:

	2015	2014
	(In thousands)

Balance, beginning of period	$650	650
Provision	—	—
Releases	—	—

Balance, end of period	$650	650

The Company does not recognize interest income on loans past due 90 days or more.  The Company had no mortgage loan past due six months or more at December 31, 2015, 2014 and 2013.  There was no interest income not recognized in 2015, 2014 and 2013.

The contractual maturities of mortgage loan principal balances at December 31, 2015 and 2014 were as follows:

	December 31, 2015		December 31, 2014
	Amount	%	Amount	%
	(In thousands)		(In thousands)
Principal Balance by Contractual Maturity:
Due in one year or less	$7,950	7.3	$16,390	10.9
Due after one year through five years	24,236	22.1	83,965	55.7
Due after five years through ten years	50,431	46.1	30,591	20.3
Due after ten years through fifteen years	7,500	6.9	—	—
Due after fifteen years	19,284	17.6	19,813	13.1

Totals	$109,401	100.0	$150,759	100.0

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's real estate investments totaled approximately $16.3 million at December 31, 2015 and $16.7 million at December 31, 2014, and consist primarily of income-producing properties which are being operated by a wholly-owned subsidiary of National Western.  The Company’s real estate holdings are reflected in other long-term investments in the accompanying consolidated financial statements.  The Company records real estate at the lower of cost or fair value less estimated cost to sell, which is determined on an individual asset basis.  The Company recognized operating income on these properties of approximately $1.8 million, $1.7 million and $1.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.  The Company had real estate investments that were non-income producing for the preceding twelve months totaling $0.9 million, $0.9 million and $1.3 million at December 31, 2015, 2014 and 2013, respectively.

The Company monitors the conditions and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition. The Company recorded net realized investment gains on disposals of $0.0 million, $1.0 million and $0.3 million associated with these properties in the years ended December 31, 2015, 2014 and 2013, respectively.  The realized gains in 2014 were due to several properties being sold: one was an impaired and foreclosed property located in Steubenville, Ohio, another property was located in Houston, Texas, and two were located in Freeport, Texas.

(C)  Debt and Equity Securities

The table below presents amortized costs and fair values of securities held to maturity at December 31, 2015.

	Securities Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
U.S. agencies	$15,019	275	—	15,294
U.S. Treasury	1,927	317	—	2,244
States and political subdivisions	435,941	29,129	(662)	464,408
Public utilities	1,044,063	42,271	(6,621)	1,079,713
Corporate	4,160,628	114,920	(72,913)	4,202,635
Residential mortgage-backed	1,503,021	59,013	(6,227)	1,555,807
Home equity	11,047	1,701	—	12,748
Manufactured housing	2,321	266	—	2,587

Totals	$7,173,967	247,892	(86,423)	7,335,436

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents amortized costs and fair values of securities available for sale at December 31, 2015.

	Securities Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
States and political subdivisions	$586	—	(34)	552
Foreign governments	9,947	408	—	10,355
Public utilities	129,980	5,354	(775)	134,559
Corporate	2,635,536	73,132	(54,503)	2,654,165
Residential mortgage-backed	36,463	3,103	—	39,566
Home equity	20,123	825	(12)	20,936
Manufactured housing	1,063	26	—	1,089
	2,833,698	82,848	(55,324)	2,861,222

Equity securities	13,716	4,797	(152)	18,361

Totals	$2,847,414	87,645	(55,476)	2,879,583

The table below presents amortized costs and fair values of securities held to maturity at December 31, 2014.

	Securities Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
U.S. agencies	$10,061	705	—	10,766
U.S. Treasury	1,920	409	—	2,329
States and political subdivisions	432,186	31,417	(336)	463,267
Public utilities	978,847	67,836	(757)	1,045,926
Corporate	3,754,222	183,650	(18,591)	3,919,281
Residential mortgage-backed	1,640,582	68,726	(4,164)	1,705,144
Home equity	18,886	4,734	(57)	23,563
Manufactured housing	4,839	328	—	5,167

Totals	$6,841,543	357,805	(23,905)	7,175,443

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents amortized costs and fair values of securities available for sale at December 31, 2014.

	Securities Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
States and political subdivisions	$589	—	(36)	553
Foreign governments	9,939	386	—	10,325
Public utilities	169,179	10,163	(126)	179,216
Corporate	2,334,700	128,280	(8,961)	2,454,019
Residential mortgage-backed	48,674	4,116	—	52,790
Home equity	11,702	225	(9)	11,918
Manufactured housing	2,492	64	—	2,556
	2,577,275	143,234	(9,132)	2,711,377

Equity securities	12,799	4,849	(345)	17,303

Totals	$2,590,074	148,083	(9,477)	2,728,680

The Company's investment policy is to invest in high quality securities with the primary intention of holding these securities until the stated maturity.  As such, the portfolio has exposure to interest rate risk, which is the risk that funds are invested today at a market interest rate and in the future interest rates rise causing the current market price on that investment to be lower.  This risk is not a significant factor relative to the Company's buy and hold portfolio, since the original intention was to receive the stated interest rate and principal at maturity to match liability requirements to policyholders.  Also, the Company takes steps to manage these risks.  For example, the Company purchases the type of mortgage-backed securities that have more predictable cash flow patterns.

In addition, the Company is exposed to credit risk which is continually monitored.  Credit risk is the risk that an issuer of a security will not be able to fulfill their obligations relative to a security payment schedule.  The Company reviewed pertinent information for all issuers in an unrealized loss position at December 31, 2015 including market pricing history, credit ratings, analyst reports, as well as data provided by the issuers themselves.  The Company then made a determination on each specific issuer relating to other-than-temporary impairment.  For the securities that have not been impaired at December 31, 2015, the Company intends to hold these securities until recovery in fair value and expects to receive all amounts due relative to principal and interest.

The Company held below investment grade debt securities totaling $160.8 million and $147.1 million at December 31, 2015 and 2014, respectively. These amounts represent 1.6% and 1.5% of total invested assets for December 31, 2015 and 2014, respectively.  Below investment grade holdings are the result of downgrades subsequent to purchase, as the Company only invests in high quality securities with ratings quoted as investment grade.  Below investment grade securities generally have greater default risk than higher rated corporate debt.  The issuers of these securities are usually more sensitive to adverse industry or economic conditions than are investment grade issuers.

For the year ended December 31, 2015, the Company recorded net realized gains totaling $7.2 million related to the disposition of investment securities.  The net realized gains included $0.3 million of losses for other-than-temporary impairment write-downs on investments in equity securities. For the years ended December 2014 and 2013, the Company recorded net realized gains totaling $11.6 million and $8.7 million, respectively, related to disposition of securities.

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the gross unrealized losses and fair values of the Company's held to maturity investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2015.

	Held to Maturity
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
State and political subdivisions	$16,763	(387)	8,723	(275)	25,486	(662)
Public utilities	298,962	(5,953)	17,840	(668)	316,802	(6,621)
Corporate	1,522,544	(54,295)	323,567	(18,618)	1,846,111	(72,913)
Residential mortgage-backed	148,712	(2,726)	95,443	(3,501)	244,155	(6,227)
Home equity	—	—	—	—	—	—

Total temporarily impaired securities	$1,986,981	(63,361)	445,573	(23,062)	2,432,554	(86,423)

The following table shows the gross unrealized losses and fair values of the Company's available for sale investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2015.

	Available For Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
State and political subdivisions	$—	—	552	(34)	552	(34)
Public utilities	42,093	(775)	—	—	42,093	(775)
Corporate	843,679	(32,500)	151,319	(22,003)	994,998	(54,503)
Home equity	—	—	4,823	(12)	4,823	(12)
	885,772	(33,275)	156,694	(22,049)	1,042,466	(55,324)

Equity securities	649	(124)	102	(28)	751	(152)

Total temporarily impaired securities	$886,421	(33,399)	156,796	(22,077)	1,043,217	(55,476)

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company does not consider securities to be other-than-temporarily impaired where the market decline is attributable to factors such as market volatility, liquidity, spread widening and credit quality where we anticipate a recovery of all amounts due under the contractual terms of the security and have the intent and ability to hold until recovery or maturity.  Based on review in concert with the Company’s ability and intent to hold these securities until maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2015. The Company will monitor the investment portfolio for future changes in issuer facts and circumstances that could result in future impairments beyond those currently identified.

Debt securities. The gross unrealized losses for debt securities are made up of 396 individual issues, or 29.7% of the total debt securities held by the Company. The market value of these bonds as a percent of amortized cost averages 96.1%.  Of the 396 securities, 86, or approximately 21.7%, fall in the 12 months or greater aging category; and 387 were rated investment grade at December 31, 2015.

Equity securities. The gross unrealized losses for equity securities are made up of 21 individual issues. These holdings are reviewed quarterly for impairment. Twelve of the equity securities were other-than-temporarily impaired at December 31, 2015, in accordance with Company policy.

The following table shows the gross unrealized losses and fair values of the Company's held to maturity investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2014.

	Held to Maturity
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
State and political subdivisions	$—	—	23,076	(336)	23,076	(336)
Public utilities	7,078	(13)	48,198	(744)	55,276	(757)
Corporate	156,839	(2,997)	698,316	(15,594)	855,155	(18,591)
Residential mortgage-backed	17,698	(240)	181,694	(3,924)	199,392	(4,164)
Home equity	2,206	(57)	—	—	2,206	(57)

Total temporarily impaired securities	$183,821	(3,307)	951,284	(20,598)	1,135,105	(23,905)

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the gross unrealized losses and fair values of the Company's available for sale investments by investment category, and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2014.

	Available For Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
State and political subdivisions	$—	—	553	(36)	553	(36)
Public utilities	—	—	14,827	(126)	14,827	(126)
Corporate	100,373	(2,990)	187,699	(5,971)	288,072	(8,961)
Residential mortgage-backed	—	—	—	—	—	—
Home equity	—	—	4,826	(9)	4,826	(9)
	100,373	(2,990)	207,905	(6,142)	308,278	(9,132)

Equity securities	305	(52)	3,801	(293)	4,106	(345)

Total temporarily impaired securities	$100,678	(3,042)	211,706	(6,435)	312,384	(9,477)

Unrealized losses increased in 2015 from 2014 levels due to a rise in interest rate levels during the period (which serves to decrease market values of debt securities) and as a result of valuation declines in the oil and gas (energy) sector in conjunction with the drop in oil prices.  The Company does not consider these investments to be other-than-temporarily impaired because the Company does not intend to sell these securities until recovery in fair value and expects to receive all amounts due relative to principal and interest.

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair value of investments in debt securities at December 31, 2015, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Debt Securities Available for Sale		Debt Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Due in 1 year or less	$131,110	132,759	152,369	155,910

Due after 1 year through 5 years	830,945	878,847	1,534,855	1,641,932

Due after 5 years through 10 years	1,774,539	1,749,470	3,663,415	3,650,811

Due after 10 years	60,641	60,580	320,307	330,976
	2,797,235	2,821,656	5,670,946	5,779,629

Mortgage and asset-backed securities	36,463	39,566	1,503,021	1,555,807

Total	$2,833,698	2,861,222	7,173,967	7,335,436

The Company uses the specific identification method in computing realized gains and losses.  The table below details the nature of realized gains and losses, excluding impairments, during the year.

	Years Ended December 31,
	2015	2014	2013
	(In thousands)

Available for sale debt securities:
Realized gains on disposal	$3,378	7,795	4,418
Realized losses on disposal	(74)	(22)	(6)
Held to maturity debt securities:
Realized gains on redemption	4,027	3,453	3,845
Realized losses on redemption	(25)	(17)	(72)
Equity securities realized gains	155	69	511
Real estate	—	955	262
Mortgage loans	—	—	—
Other	—	(478)	—

Totals	$7,461	11,755	8,958

Due to significant credit deterioration, one bond from the held to maturity portfolio was sold in 2013. The sale in 2013 resulted in an insignificant realized gain. No sales were made out of the held to maturity portfolio in 2015 and 2014.

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Except for the total U.S. government agency mortgage-backed securities held, the Company had no other investments in any entity in excess of 10% of stockholders' equity at December 31, 2015 or 2014.

The table below presents net impairment losses recognized in earnings for the periods indicated.

	Years Ended
	2015	2014	2013
	(In thousands)

Total other-than-temporary impairment recoveries (losses) on debt securities	$3,053	125	909
Portion recognized in comprehensive income	(3,053)	(132)	(1,151)

Net impairment losses on debt securities recognized in earnings	—	(7)	(242)
Equity securities impairments	(252)	(143)	(63)

Totals	$(252)	(150)	(305)
For the years ended December 31, 2015 and December 31, 2014, the Company recovered $3.1 million and $0.1 million, respectively, on previously impaired asset-backed securities. The credit component of the asset-backed securities impairment was determined as the difference between amortized cost and the present value of the cash flows expected to be received, discounted at the original yield. The significant inputs used to project cash flows on asset-backed securities are estimated future prepayment rates, default rates and default loss severity.

The table below presents a roll forward of credit losses on securities for which the Company also recorded non-credit other-than-temporary impairments in other comprehensive loss.

	Year Ended	Year Ended
	December 31, 2015	December 31, 2014
	(In thousands)

Beginning balance, cumulative credit losses related to other-than-temporary impairments	$2,298	2,472
Reductions for securities disposed during current period	(20)	(181)
Additions for OTTI where credit losses have been previously recognized	—	7

Ending balance, cumulative credit losses related to other-than-temporary impairments	$2,278	2,298

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(D)  Net Unrealized Gains (Losses)

Net unrealized gains (losses) on investment securities included in stockholders' equity at December 31, 2015 and 2014, are as follows:

	December 31,
	2015	2014
	(In thousands)

Gross unrealized gains	$87,493	157,304
Gross unrealized losses	(56,064)	(12,926)
Adjustments for:
Deferred policy acquisition costs and sales inducements	(12,804)	(62,856)
Deferred Federal income tax expense	(6,519)	(28,556)
	12,106	52,966

Net unrealized gains related to securities transferred to held to maturity	—	—

Net unrealized gains on investment securities	$12,106	52,966

(E)  Transfer of Securities

For the year ended December 31, 2015, the Company transferred one security with an amortized value of $9.1 million from the held to maturity portfolio to the available for sale portfolio. The security had been downgraded by S&P to a CCC rating in the period transferred and was at risk for transitioning to a D rating due to certain credit-related events. There were no transfers in 2014 between held to maturity and available for sale.

(4)  REINSURANCE

Effective January 1, 2011, the Company began reinsuring any risk on any one life in excess of $500,000.  The Company's general policy prior to that date was to reinsure that portion of any risk in excess of $250,000 on the life of any one individual.  Total life insurance in force was $22.0 billion and $23.1 billion at December 31, 2015 and 2014, respectively.  Of these amounts, life insurance in force totaling $5.0 billion and $5.3 billion was ceded to reinsurance companies on a yearly renewable term basis at December 31, 2015 and 2014, respectively.  In accordance with the reinsurance contracts, reinsurance receivables including amounts related to claims incurred but not reported and liabilities for future policy benefits totaled $3.7 million and $7.4 million at December 31, 2015 and 2014, respectively. Premiums and contract revenues were reduced by $19.1 million, $19.0 million and $18.7 million for reinsurance premiums ceded during 2015, 2014 and 2013, respectively. Benefit expenses were reduced by $14.2 million, $6.4 million and $7.0 million, for reinsurance recoveries during 2015, 2014 and 2013, respectively. A contingent liability exists with respect to reinsurance, as the Company remains liable if the reinsurance companies are unable to perform and meet their obligations under the existing agreements.  The Company does not assume reinsurance.

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)  FEDERAL INCOME TAXES

Total Federal income taxes were allocated as follows:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)

Taxes (benefits) on earnings from continuing operations:
Current	$8,279	29,395	71,709
Deferred	39,993	22,538	(26,259)

Taxes on earnings	48,272	51,933	45,450

Taxes (benefits) on components of stockholders' equity:
Net unrealized gains and losses on securities available for sale	(22,014)	4,072	(24,201)
Foreign currency translation adjustments	75	(358)	(398)
Change in benefit plan liability	(397)	(1,777)	3,005

Total Federal income taxes (benefit)	$25,936	53,870	23,856

The provisions for Federal income taxes attributable to earnings from continuing operations vary from amounts computed by applying the statutory income tax rate of 35% to income statement earnings before Federal income taxes due to differences between the financial statement reporting and income tax treatment of certain items. The reasons for the differences and the corresponding tax effects are as follows:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)

Income tax expense at statutory rate of 35%	$51,334	55,133	49,594
Dividend received deduction	(1,194)	(1,076)	(1,140)
Tax exempt interest	(2,195)	(2,155)	(2,065)
Tax adjustment on foreign currency	618	(358)	(214)
Adjustments pertaining to prior tax years	(296)	1	(273)
Nondeductible insurance	160	160	160
Nondeductible expenses	261	277	121
Other, net	(416)	(49)	(733)

Taxes on earnings from continuing operations	$48,272	51,933	45,450

There were no deferred taxes attributable to enacted tax rate changes for the years ended December 31, 2015, 2014 and 2013.

The Company expects its effective tax rate to be less than the statutory rate of 35% due to recurring permanent differences that reduce tax expense, principally tax exempt interest income and the dividend received deduction.

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2015 and 2014 are presented below.

	December 31,
	2015	2014
	(In thousands)

Deferred tax assets:
Future policy benefits, excess of financial accounting liabilities over tax liabilities	$251,701	292,262
Investment securities write-downs for financial accounting purposes	3,493	6,246
Benefit plan liabilities	12,397	11,333
Accrued operating expenses recorded for financial accounting purposes not currently tax deductible	4,859	5,588
Foreign currency translation adjustments	5,098	4,318
Accrued and unearned investment income recognized for tax purposes and deferred for financial accounting purposes	334	390
Other	5	6

Total gross deferred tax assets	277,887	320,143

Deferred tax liabilities:
Deferred policy acquisition and sales inducement costs, principally expensed for tax purposes	(309,476)	(311,680)
Debt securities, principally due to deferred market discount for tax	(9,182)	(8,477)
Real estate, principally due to adjustments for financial accounting purposes	(1,025)	(1,023)
Net unrealized gains on securities available for sale	(6,519)	(25,185)
Fixed assets, due to different depreciation bases	(492)	(757)
Other	(526)	(4,696)

Total gross deferred tax liabilities	(327,220)	(351,818)

Net deferred tax liabilities	$(49,333)	(31,675)

There were no valuation allowances for deferred tax assets at December 31, 2015 and 2014.  In assessing deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is primarily dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and available tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

In accordance with GAAP, the Company assessed whether it had any significant uncertain tax positions related to open examination or other IRS issues and determined that there were none.  Accordingly, no reserve for uncertain tax positions has been recorded.   Should a provision for any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company's policy to accrue for such in its income tax accounts. There were no such accruals as of December 31, 2015 or 2014. The Company and its corporate subsidiaries file a consolidated U.S. Federal income tax return, which is subject to examination for all years after 2011.

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allocation of the consolidated Federal income tax liability amongst the Company and its consolidated subsidiaries is based on separate return calculations pursuant to the "wait-and-see" method as described in sections 1.1552-1(a)(1) and 1.1502-33(d)(2) of the current Treasury Regulations.  Under this method, consolidated group members are not given current credit for net losses until future net taxable income is generated to realize such credits.

(6)  INFORMATION REGARDING CONTROLLING STOCKHOLDER

Robert L. Moody, Chairman of the Board of Directors of NWLGI, owns 99.0% of the total outstanding shares of the Company's Class B common stock and 33.7% of the Class A common stock as of December 31, 2015.

Holders of the Company's Class A common stock elect one-third of the Board of Directors of the Company, and holders of the Class B common stock elect the remainder. Any cash or in-kind dividends paid on each share of Class B common stock are to be only one-half of the cash or in-kind dividends paid on each share of Class A common stock. Also, in the event of liquidation of the Company, the Class A stockholders shall first receive the par value of their shares; then the Class B stockholders shall receive the par value of their shares; and the remaining net assets of the Company shall be divided between the stockholders of both Class A and Class B common stock, based on the number of shares held.

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)  PENSION AND OTHER POSTRETIREMENT PLANS

(A)  Defined Benefit Pension Plans

National Western sponsors a qualified defined benefit pension plan covering employees enrolled prior to 2008. The plan provides benefits based on the participants' years of service and compensation. The company makes annual contributions to the plan that complies with the minimum funding provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"). On October 19, 2007, National Western’s Board of Directors approved an amendment to freeze the Pension Plan as of December 31, 2007.  The freeze ceased future benefit accruals to all participants and closed the Plan to any new participants. In addition, all participants became immediately 100% vested in their accrued benefits as of that date.  As participants are no longer earning credit for service, future qualified defined benefit plan expense is projected to be minimal.  Fair values of plan assets and liabilities are measured as of December 31 for each year.  A detail of plan disclosures is provided below.

Obligations and Funded Status

	December 31,
	2015	2014
	(In thousands)

Changes in projected benefit obligations:
Projected benefit obligations at beginning of year	$23,328	21,187
Service cost	205	168
Interest cost	983	958
Actuarial gain (loss)	2,358	2,357
Benefits paid	(1,404)	(1,342)

Projected benefit obligations at end of year	25,470	23,328

Changes in plan assets:
Fair value of plan assets at beginning of year	19,646	18,908
Actual return on plan assets	(127)	1,747
Contributions	—	333
Benefits paid	(1,404)	(1,342)

Fair value of plan assets at end of year	18,115	19,646

Funded status at end of year	$(7,355)	(3,682)

The service cost shown above for each year represents plan expenses expected to be paid out of plan assets. Under the clarified rules of the Pension Protection Act, plan expenses paid from plan assets are to be included in the plan's service cost component.

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2015	2014
	(In thousands)

Amounts recognized in the Company's consolidated financial statements:
Assets	$—	—
Liabilities	(7,355)	(3,682)

Net amount recognized	$(7,355)	(3,682)

Amounts recognized in accumulated other comprehensive income:
Net loss	$11,039	8,017
Prior service cost	—	3

Net amount recognized	$11,039	8,020

The accumulated benefit obligation was $25.5 million and $23.3 million at December 31, 2015 and 2014, respectively.

Components of Net Periodic Benefit Cost

	Years Ended December 31,
	2015	2014	2013
	(In thousands)

Components of net periodic benefit costs:
Interest cost	$983	958	873
Service cost	205	168	190
Expected return on plan assets	(1,320)	(1,278)	(1,134)
Amortization of prior service cost	3	4	4
Amortization of net loss	784	422	812

Net periodic benefit cost	655	274	745

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net loss (gain)	3,806	1,888
Amortization of prior service cost	(3)	(4)
Amortization of net loss (gain)	(784)	(422)

Total recognized in other comprehensive income	3,019	1,462

Total recognized in net periodic benefit cost and other comprehensive income	$3,674	1,736

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated net loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost over 2016, based on the average expected future service of plan participants, is $746,200.  The estimated prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost over 2016 will be minimal.

Assumptions

	December 31,
	2015	2014

Weighted-average assumptions used to determine benefit obligations:
Discount rate	4.00%	3.75%
Rate of compensation increase	n/a	n/a

	December 31,
	2015	2014	2013

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	3.75%	4.60%	3.75%
Expected long-term return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	n/a	n/a	n/a

The assumed long-term rate of return on plan assets is generally set at the rate expected to be earned based on the long-term investment policy of the plan and the various classes of invested funds, based on the input of the plan’s investment advisors and consulting actuary and the plan’s historic rate of return.  As of December 31, 2015, the plan’s average 10-year and inception-to-date returns were 5.80% and 6.96%, respectively.

In setting the annual discount rate assumption, the Pension Committee reviews the current 10 year and 30 year corporate bond yields, the current spread to treasuries and their relative change during the past twelve months. It also considers the present value of the projected benefit payment stream based on the Citigroup Pension Discount Curve and market data observations provided by independent consultants.

In setting the annual portfolio rate of return assumption, the Pension Committee considers the Plan’s actual long-term performance, the portfolio’s current allocation and individual investment holdings, the Committee’s and the investment manager’s expectations for future long term investment strategy and expected performance, and the advice of consultants knowledgeable about overall market expectations and benchmark rates of return used by comparable companies.

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Plan Assets

As discussed in Note 14, Fair Values of Financial Instruments, the Company adopted GAAP guidance which defines fair value and establishes a framework for measuring fair value of financial assets.  Using this guidance, the Company has categorized its pension plan assets into a three level hierarchy, based on the priority of inputs to the valuation process.  The fair value hierarchy classifications are reviewed annually. Reclassification of certain financial assets and liabilities may result based on changes in the observability of valuation attributes.  The following table sets forth the Company’s pension plan assets within the fair value hierarchy as of December 31, 2015.

	December 31, 2015
	Total	Level 1	Level 2	Level 3
	(In thousands)

Cash	$778	778	—	—
Equity securities
Domestic	10,684	10,684	—	—
International	382	382	—	—
Debt securities
U.S. government agencies	—	—	—	—
Corporate bonds	6,271	—	6,271	—

Total	$18,115	11,844	6,271	—

Investment securities.  Fair values for investments in debt and equity securities are based on quoted market prices, where available. For securities not actively traded, fair values are estimated using values obtained from various independent pricing services. In the cases where prices are unavailable from these sources, values are estimated by discounting expected future cash flows using a current market rate applicable to the yield, credit quality, and maturity of the investments.

Cash and cash equivalents.  The carrying amounts reported in the consolidated balance sheet for these instruments approximate their fair values.

The plan’s weighted-average asset allocations by asset category have been as follows:

	December 31,
	2015	2014	2013

Asset Category:
Equity securities	61%	64%	70%
Debt securities	35%	32%	29%
Cash and cash equivalents	4%	4%	1%

Total	100%	100%	100%

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has established and maintains an investment policy statement for the assets held in the plan's trust.  The investment strategies are of a long-term nature and are designed to meet the following objectives:

•	ensure that funds are available to pay benefits as they become due
•	set forth an investment structure detailing permitted assets and expected allocation ranges among classes
•	ensure that plan assets are managed in accordance with ERISA

The Pension Plan is a highly diversified portfolio, the 96% of the pension assets not invested in cash or U.S. Government agencies are allocated among 228 different investments, with no single credit representing more than 2.2% of the fair value of the portfolio.  The investment policy statement sets forth the following acceptable ranges for each asset's class.

Acceptable Range

Asset Category:
Equity securities	55-70%
Debt securities	30-40%
Cash and cash equivalents	0-15%

Deviations from these ranges are permitted if such deviations are consistent with the duty of prudence under ERISA.  Investments in natural resources, venture capital, precious metals, futures and options, real estate, and other vehicles that do not have readily available objective valuations are not permitted.  Short sales, use of margin or leverage, and investment in commodities and art objects are also prohibited.

The investment policy statement is reviewed annually to ensure that the objectives are met considering any changes in benefit plan design, market conditions, or other material considerations.

Contributions

The Company does not expect to contribute to the plan during 2016 although additional amounts may be contributed.  The plan’s funding status is reviewed periodically throughout the year by National Western’s Pension Plan Committee.  The Company intends to contribute at least the minimum amounts necessary for tax compliance and to maintain an Adjusted Funding Target Attainment Percentage (AFTAP) of over 80% to meet the Pension Protection Act Plan’s threshold.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2016	$1,398
2017	1,493
2018	1,472
2019	1,464
2020	1,463
2021-2025	7,079

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company also sponsors three non-qualified defined benefit pension plans. The first plan covers certain senior officers and provides benefits based on the participants' years of service and compensation.  The primary pension obligations and administrative responsibilities of the plan are maintained by a pension administration firm, which is a subsidiary of American National Insurance Company ("ANICO"), a related party. ANICO has guaranteed the payment of pension obligations under the plan.  However, the Company has a contingent liability with respect to the plan should these entities be unable to meet their obligations under the existing agreements. Also, the Company has a contingent liability with respect to the plan in the event that a plan participant continues employment with the Company beyond age seventy, the aggregate average annual participant salary increases exceed 10% per year, or any additional employees become eligible to participate in the plan.  If any of these conditions are met, the Company would be responsible for any additional pension obligations resulting from these items.  Amendments were made to this plan to allow an additional employee to participate and to change the benefit formula for the Chairman of the Company.  As previously mentioned, these additional obligations are a liability to the Company.  Effective December 31, 2004, this plan was frozen with respect to the continued accrual of benefits of the Chairman and the President of the Company in order to comply with law changes under the American Jobs Creation Act of 2004 ("Act").

Effective July 1, 2005, the Company established a second non-qualified defined benefit plan for the benefit of the Chairman of the Company.  This plan is intended to provide for post-2004 benefit accruals that mirror and supplement the pre-2005 benefit accruals under the previously discussed non-qualified plan, while complying with the requirements of the Act.

Effective November 1, 2005, the Company established a third non-qualified defined benefit plan for the benefit of the President of the Company.  This plan is intended to provide for post-2004 benefit accruals that supplement the pre-2005 benefit accruals under the first non-qualified plan as previously discussed, while complying with the requirements of the Act.

A detail of plan disclosures related to the amendments of the original plan and the additional two plans is provided below:

Obligations and Funded Status

	December 31,
	2015	2014
	(In thousands)

Changes in projected benefit obligations:
Projected benefit obligations at beginning of year	$24,145	19,870
Service cost	256	294
Interest cost	876	1,003
Actuarial (gain) loss	(560)	4,960
Benefits paid	(1,982)	(1,982)

Projected benefit obligations at end of year	22,735	24,145

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Contributions	1,982	1,982
Benefits paid	(1,982)	(1,982)

Fair value of plan assets at end of year	—	—

Funded status at end of year	$(22,735)	(24,145)

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2015	2014
	(In thousands)

Amounts recognized in the Company's consolidated financial statements:
Assets	$—	—
Liabilities	(22,735)	(24,145)

Net amount recognized	$(22,735)	(24,145)

Amounts recognized in accumulated other comprehensive income:
Net loss	$9,885	11,959
Prior service cost	700	759

Net amount recognized	$10,585	12,718

The accumulated benefit obligation was $19.5 million and $17.7 million at December 31, 2015 and 2014, respectively.

Components of Net Periodic Benefit Cost

	Years Ended December 31,
	2015	2014	2013
	(In thousands)

Components of net periodic benefit cost:
Service cost	$256	294	177
Interest cost	876	1,003	801
Amortization of prior service cost	59	59	59
Amortization of net loss	1,514	1,294	1,173

Net periodic benefit cost	2,705	2,650	2,210

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net (gain) loss	(560)	4,960
Amortization of prior service cost	(59)	(59)
Amortization of net (gain) loss	(1,514)	(1,294)

Total recognized in other comprehensive income	(2,133)	3,607

Total recognized in net periodic benefit cost and other comprehensive income	$572	6,257

The estimated net loss to be amortized from accumulated other comprehensive income into net periodic benefit cost over 2016, based on the average expected future service of plan participants, is $1,286,000.  The estimated prior service cost to be amortized from accumulated other comprehensive income into net periodic benefit cost over 2016 will be $59,000.

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumptions

	December 31,
	2015	2014

Weighted-average assumptions used to determine benefit obligations:
Discount rate	4.00%	3.75%
Rate of compensation increase	4.00%	4.00%

	December 31,
	2015	2014	2013

Weighted-average assumptions used to determine net periodic benefit costs:
Discount rate	3.75%	4.60%	3.75%
Expected long-term return on plan assets	n/a	n/a	n/a
Rate of compensation increase	4.00%	4.00%	4.00%

The plan is unfunded and therefore no assumption has been made related to the expected long-term return on plan assets.

Plan Assets

The plan is unfunded and therefore had no assets at December 31, 2015 or 2014.

Contributions

The Company expects to contribute approximately $2.0 million to the plan in 2016.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2016	$1,982
2017	1,982
2018	1,982
2019	1,982
2020	1,982
2021-2025	9,908

(B)  Defined Contribution Pension Plans

In addition to the defined benefit pension plans, the Company sponsors a qualified 401(k) plan for substantially all employees and a non-qualified deferred compensation plan primarily for senior officers.  The Company made annual contributions to the 401(k) plan in 2015 and 2014, of up to four percent of each employee's compensation, and in 2013, of up to three percent of each employee's compensation, based on the employee's personal level of salary deferrals to the plan. All Company contributions are subject to a vesting schedule based on the employee's years of service. For the years ended December 31, 2015, 2014 and 2013, Company contributions totaled $489,000, $491,000 and $410,000, respectively.

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The non-qualified deferred compensation plan was established to allow eligible employees to defer the payment of a percentage of their compensation and to provide for additional Company contributions. Company contributions are subject to a vesting schedule based on the employee's years of service. For the years ended December 31, 2015, 2014 and 2013, Company contributions totaled $103,667, $99,000, and $140,000, respectively.

(C)  Postretirement Employment Plans Other Than Pension

The Company sponsors a health care plan that was amended in 2004 to provide postretirement benefits to certain fully-vested individuals.  The plan is unfunded.  The Company uses a December 31 measurement date for the plan.  A detail of plan disclosures related to the plan is provided below:

Obligations and Funded Status

	December 31,
	2015	2014
	(In thousands)

Changes in projected benefit obligations:
Projected benefit obligations at beginning of year	$2,890	2,725
Interest cost	130	111
Actuarial loss (gain)	412	107
Benefits paid	(125)	(53)

Projected benefit obligations at end of year	3,307	2,890

Changes in plan assets:
Fair value of plan assets at beginning of year	—	—
Contributions	125	53
Benefits paid	(125)	(53)

Fair value of plan assets at end of year	—	—

Funded status at end of year	$(3,307)	(2,890)

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2015	2014
	(In thousands)

Amounts recognized in the Company's consolidated financial statements:
Assets	$—	—
Liabilities	(3,307)	(2,890)

Net amount recognized	$(3,307)	(2,890)

Amounts recognized in accumulated other comprehensive income:
Net loss	$480	128
Prior service cost	361	464

Net amount recognized	$841	592

Components of Net Periodic Benefit Cost

	Years Ended December 31,
	2015	2014	2013
	(In thousands)

Components of net periodic benefit cost:
Interest cost	$130	111	117
Amortization of prior service cost	103	103	103
Amortization of net loss	61	(4)	33

Net periodic benefit cost	294	210	253

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net (gain) loss	412	107
Amortization of prior service cost	(103)	(103)
Amortization of net (gain) loss	(61)	4

Total recognized in other comprehensive income	248	8

Total recognized in net periodic benefit cost and other comprehensive income	$542	218

The estimated net loss to be amortized from accumulated other comprehensive income into net periodic benefit cost over 2016, based on the average expected future service of plan participants, is $23,000.  The estimated prior service cost to be amortized from accumulated other comprehensive income into net periodic benefit cost over 2016 will be $103,000.

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumptions

	December 31,
	2015	2014

Weighted-average assumptions used to determine benefit obligations:
Discount rate	4.00%	3.75%
Expected long-term return on plan assets	n/a	n/a

For measurement purposes, an 8% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2016 and future years.

Assumed health care trend rates have a significant effect on the amounts reported for the health care plans.  A one percentage point change in assumed health care cost trend rates would have the following effects for the years ended December 31:

	December 31, 2015		December 31, 2014
	1% Point Increase	1% Point Decrease	1% Point Increase	1% Point Decrease
	(In thousands)
Effect on total of service and interest cost components	$35	(26)	22	(17)

Effect on postretirement benefit obligation	$913	(679)	595	(466)

Plan Assets

The plans are unfunded and therefore had no assets at December 31, 2015 and 2014.

Contributions

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2016	$59
2017	63
2018	67
2019	72
2020	76
2021-2025	452

(8)  SHORT-TERM BORROWINGS

National Western has available a $40 million bank line of credit (with Moody National Bank, a related party) primarily for cash management purposes.  The Company is required to maintain a collateral security deposit in trust with the sponsoring bank having a fair value equal to 110% of any outstanding liability. The Company had no outstanding borrowings with the bank at December 31, 2015 or 2014.  The Company had assets having an amortized value of $43.5 million (fair value of $45.8 million) on deposit with the lender at year end 2015.

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)  COMMITMENTS AND CONTINGENCIES

(A)  Legal Proceedings

In the normal course of business, the Company is involved or may become involved in various legal actions in which claims for alleged economic and punitive damages have been or may be asserted, some for substantial amounts. In recent years, carriers offering life insurance and annuity products have faced litigation, including class action lawsuits, alleging improper product design, improper sales practices, and similar claims. As discussed below, the Company has been a defendant over the past several years in such a class action lawsuit. Given the uncertainty involved in these types of actions, the ability to make a reliable evaluation of the likelihood of an unfavorable outcome or an estimate of the amount of or range of potential loss is endemic to the particular circumstances and evolving developments of each individual matter on its own merits.

During 2014, the Company (National Western) resolved a class action lawsuit pending since June 12, 2006, in the U.S. District Court for the Southern District of California. The case was titled In Re National Western Life Insurance Deferred Annuities Litigation. The complaint asserted claims for RICO violations, Financial Elder Abuse, Violation of Cal. Bus. & Prof. Code 17200, et seq, Violation of Cal. Bus. & Prof. Code 17500, et seq, Breach of Fiduciary Duty, Aiding and Abetting Breach of Fiduciary Duty, Fraudulent Concealment, Cal. Civ. Code 1710, et seq, Breach of the Duty of Good Faith and Fair Dealing, and Unjust Enrichment and Imposition of Constructive Trust. On July 12, 2010 the Court certified a nationwide class of policyholders under the RICO allegation and a California class under all of the remaining causes of action except breach of fiduciary duty. The parties entered into a Settlement and Release Agreement in August of 2013 ("Settlement") which was finally approved by the Court on February 11, 2014. On February 12, 2014, the Court issued a redacted final approval order granting the Motion for Final Approval of Class Action Settlement. The Settlement became final and non-appealable on April 12, 2014. The Settlement Agreement and Plaintiffs' Request for Attorneys' Fees and Costs were approved by the Court, and the Company paid the Court-approved amount of attorneys’ fees and costs in April 2014. The Company also made certain payments to surrendered and annuitized policyholders in June 2014. In addition, the Company agreed to provide bonuses on annuitization for active policyholders who choose a 10-year or a 20-year certain and life settlement option. The Company had held reserves of $6.5 million for the matter at December 31, 2013 which approximated the ultimate settlement amounts described above.

In addition to the class action lawsuit described above, the Company was the named defendant in the case of Sheila Newman vs. National Western Life Insurance Company, which alleged mishandling of policyholder funds by an agent.  On February 3, 2010, the 415th Judicial District Court of Parker County in Weatherford, Texas, entered a Final Judgment against the Company of approximately $208,000 including actual damages of $113,000 and amounts for attorney's fees, and prejudgment interest on the actual damages.  In addition, the Final Judgment included $150 million for exemplary damages. The Company vigorously defended this case and appealed the Final Judgment to the Court of Appeals Second District of Texas in Fort Worth. The Court of Appeals on August 11, 2011, reversed the trial court judgment in its entirety and rendered a take nothing verdict in favor of National Western. Plaintiffs (Appellees) filed a motion for a rehearing which the Court ruled on October 13, 2011, that the trial court's judgment was still reversed and judgment was still entered that Newman take nothing, all in favor of National Western. The Plaintiffs (Appellees) filed a Motion for Reconsideration En Banc which the Court of Appeals denied on October 27, 2011. The Plaintiffs (Appellees) then filed a Motion for Rehearing of the Court's amended decision, which the Court of Appeals denied on December 22, 2011. On March 21, 2012, Plaintiffs (Appellees) filed a petition for review with the Texas Supreme Court and the Company filed its response on April 20, 2012. The Supreme Court asked the parties for briefs on the issues before deciding on whether to hear the case and both parties submitted their briefs. On February 14, 2013, the Supreme Court denied the Plaintiffs petition for review. On April 3, 2013, Plaintiff filed a Motion for Rehearing. The Supreme Court denied Plaintiff's Motion for Rehearing on June 7, 2013 thus ending the matter.

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 26, 2011 the Brazilian Superintendence of Private Insurance (“SUSEP”) attempted to serve National Western with a subpoena regarding an administrative proceeding initiated by SUSEP in which it alleged that National Western was operating as an insurance company in Brazil without due authorization. National Western had been informed that SUSEP was attempting to impose a penal fine, based on currency exchange rates at that time, of approximately $6.0 billion on the company.  SUSEP unsuccessfully attempted to serve National Western with notice regarding this matter.  National Western does not transact business in Brazil and has no officers, employees, property, or assets in Brazil. National Western believes that SUSEP has no jurisdiction over the company, that SUSEP's attempts at service of process were invalid, and that any penal fine would be unenforceable.  In addition, a new law recently enacted in Brazil would limit the amount of any penal fine to 3 million reais (approximately $800,000 based on current exchange rates). For the reasons described above, the Company does not believe that this matter meets the definition of a material pending legal proceeding as such term is defined in Item 103 of Regulation S-K but has included the foregoing description solely due to the purported amount of the fine sought at that time. Nonetheless, National Western is in discussions with SUSEP in an effort to resolve this matter. No conclusion can be drawn at this time as to the outcome of these discussions, or whether they will continue, or how any such outcome may impact the Company’s business, results of operations, or financial condition. However, in light of the pendency of discussions with Brazilian authorities, National Western has ceased accepting new applications from residents in Brazil.

Although there can be no assurances, at the present time, the Company does not anticipate that the ultimate liability arising from such other potential, pending, or threatened legal actions will have a material adverse effect on the financial condition or operating results of the Company.
Separately, the Brazilian authorities have commenced an investigation into possible violations of Brazilian criminal law in connection with the issuance of National Western insurance policies to Brazilian residents, and in assistance of such investigation a Commissioner appointed by the U.S. District Court for the Western District of Texas has issued a subpoena upon the company to provide information relating to such possible violations. No conclusion can be drawn at this time as to its outcome or how such outcome may impact the Company’s business, results of operations or financial condition. National Western is cooperating with the relevant governmental authorities in regard to this matter.
(B)  Financial Instruments

In order to meet the financing needs of its customers in the normal course of business, the Company is a party to financial instruments with off-balance sheet risk. These financial instruments are commitments to extend credit which involve elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheet.

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

The Company had $23.1 million in commitments to fund new loans and $1.7 million in commitments to extend credit relating to existing loans at December 31, 2015. The Company evaluates each customer's creditworthiness on a case-by-case basis.

(C)  Guaranty Association Assessments

The Company (National Western) is subject to state guaranty association assessments in all states in which it is licensed to do business.  These associations generally guarantee certain levels of benefits payable to resident policyholders of insolvent insurance companies. Many states allow premium tax credits for all or a portion of such assessments, thereby allowing potential recovery of these payments over a period of years.  However, several states do not allow such credits.

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company estimates its liabilities for guaranty association assessments by using the latest information available from the National Organization of Life and Health Insurance Guaranty Associations.  The Company monitors and revises its estimates for assessments as additional information becomes available which could result in changes to the estimated liabilities.  As of December 31, 2015, 2014 and 2013, liabilities for guaranty association assessments totaled $0.3 million, $0.3 million and $1.0 million, respectively. Other operating expenses related to state guaranty association assessments were minimal for the years ended December 31, 2015, 2014 and 2013.

(D)  Leases

The Company leases various computers and other office related equipment under operating leases. Rental expenses for these leases were $0.2 million, $0.1 million and $0.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.  The Company's future annual lease obligations as of December 31, 2015 are in the table below (in thousands).

2016	$96
2017 and thereafter	192

Total	$288

(E)  Compensation Plan

Effective January 1, 2006, the Company implemented a non-qualified deferred compensation plan to provide incentive bonuses to eligible agents.  Agents qualified for participation by attaining certain sales goals each year.  Company contributions were subject to a vesting schedule based on the agents’ number of years of qualification in the plan.  The Company completed termination of the plan in 2015, paying out approximately $1.8 million of vested balances for the year ended December 31, 2015, and recaptured nonvested amounts of approximately $1.3 million.

(10)  STOCKHOLDERS' EQUITY

(A)  Changes in Common Stock Shares Outstanding

Details of changes in shares of common stock outstanding are provided below.

	Years Ended December 31,
	2015	2014	2013
	(In thousands)

Common stock shares outstanding:
Shares outstanding at beginning of year	3,636	3,635	3,635
Shares exercised under stock option plan	—	1	—

Shares outstanding at end of year	3,636	3,636	3,635

The holding company reorganization effective October 1, 2015, provided for the conversion of each share of National Western Class A common stock, par value $1.00 per share, and each share of National Western Class B common stock, par value $1.00 per share, issued and outstanding immediately prior to the effective time of the merger, into one duly issued, fully paid and non-assessable share of Class A common stock, par value $0.01 per share and Class B common stock, par value $0.01 per share, of NWLGI.

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(B)  Dividend Restrictions

National Western is restricted by state insurance laws as to dividend amounts which may be paid to stockholders without prior approval from the Colorado Division of Insurance.  The restrictions are based on the greater of statutory earnings from operations excluding capital gains or 10% of statutory surplus of the Company.  The maximum dividend payment which may be made without prior approval in 2016 is $117.1 million.

As discussed in Note 1 Consolidation and Basis of Presentation, on October 1, 2015, National Western completed its previously announced holding company reorganization and became a wholly owned subsidiary of NWLGI. While remaining under the same Colorado Division of Insurance restrictions pertaining to dividend amounts, dividends declared by National Western from that date forward will be payable entirely to NWLGI as the sole owner.

National Western declared a $3.5 million ordinary cash dividend on October 2, 2015 which was paid October 16, 2015 to NWLGI. National Western also declared a $15.5 million property dividend of its wholly owned subsidiaries, NWL Investments, Inc., NWL Services, Inc., and Regent Care San Marcos Holdings, LLC., which were transferred to NWLGI on December 18, 2015. Dividends paid from National Western to NWLGI were eliminated in consolidation.

On October 16, 2015, the Board of Directors of the NWLGI declared a cash dividend to stockholders on record as of October 30, 2015 which was paid December 3, 2015.  The dividends approved were $0.36 per common share to Class A stockholders and $0.18 per common share to Class B stockholders.  A dividend in the same amounts per share on Class A and Class B shares was declared in August and paid in December of 2014.

(C)  Regulatory Capital Requirements

The Colorado Division of Insurance imposes minimum risk-based capital requirements on insurance companies that were developed by the National Association of Insurance Commissioners ("NAIC").  The formulas for determining the amount of risk-based capital ("RBC") specify various weighting factors that are applied to statutory financial balances or various levels of activity based on the perceived degree of risk.  Regulatory compliance is determined by a ratio of National Western's regulatory total adjusted capital to its authorized control level RBC, as defined by the NAIC.  Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action.  National Western's current authorized control level RBC of $108.2 million is significantly below its regulatory total adjusted capital of $1.2 billion.

(D)  Share-Based Payments

The Company has a stock and incentive plan ("1995 Plan") which provides for the grant of any or all of the following types of awards to eligible employees: (1) stock options, including incentive stock options and non-qualified stock options; (2) stock appreciation rights, in tandem with stock options or freestanding; (3) restricted stock; and (4) performance awards. The Company has issued only non-qualified stock options under the 1995 Plan. The 1995 Plan began on April 21, 1995, and was amended on June 25, 2004 to extend the termination date to April 20, 2010. The number of shares of Class A, $1.00 par value, common stock which were allowed to be issued under the 1995 Plan, or as to which stock appreciation rights or other awards were allowed to be granted, could not exceed 300,000. All shares under the 1995 Plan have been issued. Effective June 20, 2008, the Company’s shareholders approved a 2008 Incentive Plan (“2008 Plan”). The 2008 Plan is substantially similar to the 1995 Plan and authorized an additional number of Class A, currently $0.01 par value, common stock shares eligible for issue not to exceed 300,000. These plans were assumed by NWLGI from National Western pursuant to the terms of the reorganization.

All of the employees of the Company and its subsidiaries are eligible to participate in the two Plans. In addition, directors of the Company are eligible to receive the same types of awards as employees except that they are not eligible to receive incentive stock options. Company directors, including members of the Compensation and Stock Option Committee, are eligible for nondiscretionary stock options. The directors’ grants vest 20% annually following one full year of service to the Company from the date of grant. The employees’ grants vest 20% annually following three full years of service to the Company from the date of grant. All grants issued expire after ten years.

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2006, the Company adopted and implemented a limited stock buy-back program with respect to the 1995 Plan which provides option holders the additional alternative of selling shares acquired through the exercise of options directly back to the Company. Option holders may elect to sell such acquired shares back to the Company at any time within ninety (90) days after the exercise of options at the prevailing market price as of the date of notice of election. The buy-back program did not alter the terms and conditions of the Plan, however the program necessitated a change in accounting from the equity classification to the liability classification. In 2008, the Company implemented another limited stock buy-back program, substantially similar to the 2006 program, for shares issued under the 2008 Plan. These plans were assumed by NWLGI from National Western pursuant to the terms of the reorganization.

The Company uses the current fair value method to measure compensation cost. As of December 31, 2015, the liability balance was $7.7 million versus $9.3 million as of December 31, 2014. A summary of shares available for grant and stock option activity is detailed below.

		Options Outstanding
	Shares Available For Grant	Shares	Weighted-Average Exercise Price
Stock Options:
Balance at January 1, 2015	291,000	29,768	$242.48
Exercised	—	(1,000)	$208.05
Forfeited	—	(1,000)	$255.13
Expired	—	—	$—
Stock options granted	—	—	$—

Balance at December 31, 2015	291,000	27,768	$243.26

	Stock Appreciation Rights Outstanding
	Awards	Weighted-Average Exercise Price

Balance at January 1, 2015	92,186	$157.71
Exercised	(5,925)	$142.55
Forfeited	—	$—
Granted	—	$—

Balance at December 31, 2015	86,261	$158.75

The total intrinsic value of options exercised was $0.7 million, $1.1 million, and $2.5 million for the years ended December 31, 2015, 2014, and 2013 respectively. The total share-based liabilities paid were $0.7 million, $1.1 million, and $2.5 million for the years ended December 31, 2015, 2014, and 2013 respectively. For the years ended December 31, 2015, 2014, and 2013 the total cash received by the Company from the exercise of options under the Plan was $0.0 million, $0.2 million, and $0.0 million, respectively. The total fair value of shares vested during the years ended December 31, 2015, 2014 , and 2013 was $1.1 million, $1.1 million, and $0.7 million, respectively.

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options and SARs outstanding at December 31, 2015.

	Options and SARs Outstanding
	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable

Exercise prices:
255.13 (options)	20,768	2.3 years	20,768
208.05 (options)	7,000	2.5 years	7,000
114.64 (SARs)	23,443	3.1 years	19,264
132.56 (SARs)	28,318	6.0 years	13,608
210.22 (SARs)	34,500	8.0 years	3,600

Totals	114,029		64,240

Aggregate intrinsic value
(in thousands)	$8,346		$4,727

The aggregate intrinsic value in the table above is based on the closing stock price of $251.94 per share on December 31, 2015.

In estimating the fair value of the options/SARs outstanding at December 31, the Company employed the Black-Scholes option pricing model with assumptions as detailed below.

	December 31, 2015	December 31, 2014

Expected term of options	2.3 to 8.0 years	3.3 to 9.0 years
Expected volatility:
Range	21.11% to 37.77%	19.67% to 37.75%
Weighted-average	23.89%	22.91%
Expected dividend yield	0.14%	0.13%
Risk-free rate:
Range	0.22% to 1.67%	0.13% to 1.62%
Weighted-average	0.63%	0.56%

The Company reviewed the contractual term relative to the options as well as perceived future behavior patterns of exercise. Volatility is based on the Company’s historical volatility over the expected term.

The pre-tax compensation expense/(benefit) recognized in the consolidated financial statements related to the two Plans was $(0.9) million, $4.4 million and $5.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. The related tax (benefit)/expense recognized was $0.3 million, $(1.5) million and $(2.0) million for the years ended December 31, 2015, 2014 and 2013, respectively.

For the years ended December 31, 2015, 2014 and 2013, the total pre-tax compensation expense related to nonvested options not yet recognized was $1.4 million, $2.3 million and $3.7 million, respectively.  This amount is expected to be recognized over a weighted-average period of 2.0 years.  The Company recognizes compensation cost over the graded vesting periods.

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11)  EARNINGS PER SHARE

Earnings per share amounts are presented using two different computations.  Basic earnings per share excludes dilutive effects of certain securities or contracts, such as stock options, and is computed by dividing income available to each class of common stockholders on an as if distributed basis by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, that then shared in the distributed earnings of each class of common stock. Stock options not included in the weighted-average number of diluted shares, because such shares would have been anti-dilutive, were immaterial.  U.S. GAAP requires a two-class presentation for the Company’s two classes of common stock (Note 6, Information Regarding Controlling Stockholder).  Accordingly, the earnings per share for both Class A and Class B are presented.  The following table sets forth the computations of basic and diluted earnings per share.

	Years Ended December 31,
	2015		2014		2013
	Class A	Class B	Class A	Class B	Class A	Class B
	(In thousands except per share amounts)
Numerator for Basic and Diluted Earnings Per Share:
Net income	$98,396		105,588		96,247
Dividends – Class A shares	(1,237)		(1,237)		(1,237)
Dividends – Class B shares	(36)		(36)		(36)

Undistributed income	$97,123		104,315		94,974

Allocation of net income:
Dividends	$1,237	36	1,237	36	1,237	36
Allocation of undistributed income	94,376	2,747	101,365	2,950	92,287	2,687

Net income	$95,613	2,783	102,602	2,986	93,524	2,723

Denominator:
Basic earnings per share - weighted-average shares	3,436	200	3,436	200	3,435	200
Effect of dilutive stock options	1	—	1	—	4	—

Diluted earnings per share - adjusted weighted-average shares for assumed conversions	3,437	200	3,437	200	3,439	200

Basic earnings per share	$27.83	13.91	29.87	14.93	27.23	13.61

Diluted earnings per share	$27.82	13.91	29.85	14.93	27.19	13.61

Stock options that were outstanding during the years ended December 31, 2015 and 2014, but were not included in the computation of diluted earnings per share because the effect was anti-dilutive were approximately 21,000 and 22,200 respectively.

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12)  COMPREHENSIVE INCOME

GAAP guidance requires that all items recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.  This guidance requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

This guidance affects the Company's reporting presentation of certain items such as foreign currency translation adjustments, unrealized gains and losses on investment securities, and benefit plan liabilities.  These items are reflected as components of other comprehensive income (loss), as reported in the accompanying consolidated financial statements.  Components of other comprehensive income (loss) for 2015, 2014 and 2013 and the related tax effect are detailed below.

	Amounts Before Taxes	Tax (Expense)Benefit	Amounts Net of Taxes
	(In thousands)

2015:
Unrealized gains on securities, net of effects of deferred costs of $50,052:
Net unrealized holding gains (losses) arising during the period	$(61,226)	21,429	(39,797)
Unrealized liquidity losses	1,572	(550)	1,022
Reclassification adjustment for net gains included in net earnings	(3,207)	1,122	(2,085)
Amortization of net unrealized gains (losses) and related to transferred securities	—	—	—

Net unrealized gains (losses) on securities	(62,861)	22,001	(40,860)

Foreign currency translation adjustments	215	(75)	140
Benefit plan liability adjustment	(1,134)	397	(737)

Other comprehensive income (loss)	$(63,780)	22,323	(41,457)

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Amounts Before Taxes	Tax (Expense)Benefit	Amounts Net of Taxes
	(In thousands)

2014:
Unrealized gains on securities, net of effects of deferred costs of $(10,927):
Net unrealized holding gains (losses) arising during the period	$19,287	(6,751)	12,536
Unrealized liquidity losses	40	(14)	26
Reclassification adjustment for net gains included in net earnings	(7,693)	2,693	(5,000)
Amortization of net unrealized gains (losses) related to transferred securities	—	—	—

Net unrealized gains (losses) on securities	11,634	(4,072)	7,562

Foreign currency translation adjustments	(913)	357	(556)
Benefit plan liability adjustment	(5,077)	1,777	(3,300)

Other comprehensive income (loss)	$5,644	(1,938)	3,706

	Amounts Before Taxes	Tax (Expense)Benefit	Amounts Net of Taxes
	(In thousands)

2013:
Unrealized gains on securities, net of effects of deferred costs of $70,870:
Net unrealized holding gains (losses) arising during the period	$(64,951)	22,733	(42,218)
Unrealized liquidity losses	512	(179)	333
Reclassification adjustment for net gains included in net earnings	(4,709)	1,648	(3,061)
Amortization of net unrealized gains (losses) related to transferred securities	—	—	—

Net unrealized gains (losses) on securities	(69,148)	24,202	(44,946)

Foreign currency translation adjustments	246	406	652
Benefit plan liability adjustment	8,592	(3,004)	5,588

Other comprehensive income (loss)	$(60,310)	21,604	(38,706)

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13)  SEGMENT AND OTHER OPERATING INFORMATION

(A)  Operating Segment Information

The Company defines its reportable operating segments as domestic life insurance, international life insurance, annuities, and all other operations.  The Company's segments are organized based on product types and geographic marketing areas.  In addition, the Company regularly evaluates operating performance using non-GAAP financial measures which exclude or segregate realized investment gains and losses from operating revenues and earnings.  The Company believes that the presentation of these non-GAAP financial measures enhances the understanding of the Company's results of operations by highlighting the results from ongoing operations and the underlying profitability factors of the Company's business.  The Company excludes or segregates realized investment gains and losses because such items are often the result of events which may or may not be at the Company's discretion and the fluctuating effects of these items could distort trends in the underlying profitability of the Company's business.

A summary of segment information, prepared in accordance with GAAP guidance, is provided below.

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
	(In thousands)
2015:
Selected Balance Sheet Items:
Deferred policy acquisition costs and sales inducements	$78,650	251,790	682,177	—	1,012,617
Total segment assets	868,466	1,260,538	9,054,951	268,675	11,452,630
Future policy benefits	748,853	944,672	8,005,833	—	9,699,358
Other policyholder liabilities	14,084	16,710	124,467	—	155,261

Condensed Income Statements:
Premiums and contract charges	$30,743	122,393	22,171	—	175,307
Net investment income	27,172	29,400	300,198	22,344	379,114
Other revenues	56	14	50	28,046	28,166

Total revenues	57,971	151,807	322,419	50,390	582,587

Life and other policy benefits	17,905	24,237	25,310	—	67,452
Amortization of deferred policy acquisition costs	8,647	19,975	91,711	—	120,333
Universal life and annuity contract interest	17,799	23,423	135,679	—	176,901
Other operating expenses	12,774	20,706	25,723	19,239	78,442
Federal income taxes (benefit)	278	20,819	14,432	10,220	45,749
Total expenses	57,403	109,160	292,855	29,459	488,877

Segment earnings (loss)	$568	42,647	29,564	20,931	93,710

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
	(In thousands)

2014:
Selected Balance Sheet Items:
Deferred policy acquisition costs and sales inducements	$64,279	245,353	653,053	—	962,685
Total segment assets	746,051	1,250,629	8,933,274	257,568	11,187,522
Future policy benefits	648,864	953,076	7,920,582	—	9,522,522
Other policyholder liabilities	12,159	11,898	115,165	—	139,222

Condensed Income Statements:
Premiums and contract charges	$28,801	118,838	22,476	—	170,115
Net investment income	34,695	51,539	398,163	21,033	505,430
Other revenues	55	372	68	21,135	21,630

Total revenues	63,551	170,749	420,707	42,168	697,175

Life and other policy benefits	11,856	24,034	18,405	—	54,295
Amortization of deferred policy acquisition costs	6,913	21,807	86,434	—	115,154
Universal life and annuity contract interest	27,050	46,255	224,954	—	298,259
Other operating expenses	13,547	23,449	27,015	19,540	83,551
Federal income taxes (benefit)	1,373	18,112	20,964	7,424	47,873
Total expenses	60,739	133,657	377,772	26,964	599,132

Segment earnings (loss)	$2,812	37,092	42,935	15,204	98,043

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
	(In thousands)

2013:
Selected Balance Sheet Items:
Deferred policy acquisition costs and sales inducements	$53,540	240,468	661,268	—	955,276
Total segment assets	610,570	1,200,347	8,586,871	260,007	10,657,795
Future policy benefits	535,710	913,339	7,676,085	—	9,125,134
Other policyholder liabilities	11,450	14,618	116,519	—	142,587

Condensed Income Statements:
Premiums and contract charges	$29,567	117,668	20,231	—	167,466
Net investment income	33,818	63,504	543,077	20,033	660,432
Other revenues	29	299	45	23,343	23,716

Total revenues	63,414	181,471	563,353	43,376	851,614

Life and other policy benefits	11,660	25,706	22,684	—	60,050
Amortization of deferred policy acquisition costs	6,738	18,946	82,549	—	108,233
Universal life and annuity contract interest	26,427	58,757	369,410	—	454,594
Other operating expenses	15,515	25,624	33,325	21,229	95,693
Federal income taxes (benefit)	980	16,720	17,660	7,062	42,422
Total expenses	61,320	145,753	525,628	28,291	760,992

Segment earnings (loss)	$2,094	35,718	37,725	15,085	90,622

Reconciliations of segment information to the Company's consolidated financial statements are provided below.

	Years Ended December 31,
	2015	2014	2013
	(In thousands)

Premiums and Other Revenue:
Premiums and contract charges	$175,307	170,115	167,466
Net investment income	379,114	505,430	660,432
Other revenues	28,166	21,630	23,716
Realized gains (losses) on investments	7,209	11,605	8,653

Total consolidated premiums and other revenue	$589,796	708,780	860,267

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
	2015	2014	2013
	(In thousands)

Federal Income Taxes:
Total segment Federal income taxes	$45,749	47,873	42,422
Taxes on realized gains (losses) on investments	2,523	4,060	3,028

Total taxes on consolidated net earnings	$48,272	51,933	45,450

	Years Ended December 31,
	2015	2014	2013
	(In thousands)

Net Earnings:
Total segment earnings	$93,710	98,043	90,622
Realized gains (losses) on investments, net of taxes	4,686	7,545	5,625

Total consolidated net earnings	$98,396	105,588	96,247

	December 31,
	2015	2014	2013
	(In thousands)

Assets:
Total segment assets	$11,452,630	11,187,522	10,657,795
Other unallocated assets	159,946	164,370	172,621

Total consolidated assets	$11,612,576	11,351,892	10,830,416

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(B)  Geographic Information

A significant portion of the Company's premiums and contract revenues are from countries other than the United States. Premiums and contract revenues detailed by country are provided below.

	Years Ended December 31,
	2015	2014	2013
	(In thousands)

United States	$66,750	65,078	64,267
Brazil	40,640	38,563	38,205
Venezuela	15,466	14,931	14,017
Taiwan	14,882	14,166	14,047
Peru	10,915	10,327	9,366
Argentina	9,007	9,324	9,102
Other foreign countries	36,776	36,775	37,203

Revenues, excluding reinsurance premiums	194,436	189,164	186,207
Reinsurance premiums	(19,129)	(19,049)	(18,741)

Total premiums and contract revenues	$175,307	170,115	167,466

Premiums and contract revenues are attributed to countries based on the location of the policyholder. The Company has no significant assets, other than certain financial instruments, located in countries other than the United States.

(C)  Major Agency Relationships

A portion exceeding 10% of the Company's annual annuity sales has been sold through one or more of its top independent marketing agencies in recent years. Business from two top agencies accounted for approximately 14% and 10%, respectively, of annuity sales in 2015.

(14)  FAIR VALUES OF FINANCIAL INSTRUMENTS

For financial instruments the FASB provides guidance which defines fair value, establishes a framework for measuring fair value under GAAP, and requires additional disclosures about fair value measurements.  In compliance with this GAAP guidance, the Company has categorized its financial instruments, based on the priority of the inputs to the valuation technique, into a three level hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.
Financial assets and liabilities recorded at fair value on the consolidated balance sheets are categorized as follows:

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of the date indicated.

	December 31, 2015
	Total	Level 1	Level 2	Level 3
	(In thousands)
Debt securities, available for sale	$2,861,222	—	2,861,222	—
Equity securities, available for sale	18,361	17,980	381	—
Derivatives, index options	38,409	—	—	38,409

Total assets	$2,917,992	17,980	2,861,603	38,409

Policyholder account balances (a)	$58,359	—	—	58,359
Other liabilities (b)	7,669	—	—	7,669

Total liabilities	$66,028	—	—	66,028

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides additional information about fair value measurements for which significant unobservable (Level 3) inputs were utilized to determine fair value.

	Year Ended December 31, 2015
	Debt Securities, Available For Sale	Equity Securities, Available For Sale	Derivatives, Index Options	Total Assets	Other Liabilities
	(In thousands)

Beginning balance, January 1, 2015	$—	—	114,287	114,287	142,492
Total realized and unrealized gains (losses):
Included in net income	—	—	(61,750)	(61,750)	(61,676)
Included in other comprehensive income (loss)	—	—	—	—	—
Purchases, sales, issuances and settlements, net:
Purchases	—	—	86,189	86,189	86,189
Sales	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	—	—	(100,317)	(100,317)	(100,977)
Transfers into (out of) Level 3	—	—	—	—	—

Balance at end of period	$—	—	38,409	38,409	66,028

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period:
Net investment income	$—	—	(47,780)	(47,780)	—
Benefits and expenses	—	—	—	—	(48,707)

Total	$—	—	(47,780)	(47,780)	(48,707)

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2014
	Debt Securities, Available For Sale	Equity Securities, Available For Sale	Derivatives, Index Options	Total Assets	Other Liabilities
	(In thousands)

Beginning balance, January 1, 2014	$—	—	169,314	169,314	193,338
Total realized and unrealized gains (losses):
Included in net income	—	—	68,616	68,616	73,851
Included in other comprehensive income (loss)	—	—	—	—	—
Purchases, sales, issuances and settlements, net:
Purchases	—	—	73,937	73,937	73,937
Sales	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	—	—	(197,580)	(197,580)	(198,634)
Transfers into (out of) Level 3	—	—	—	—	—

Balance at end of period	$—	—	114,287	114,287	142,492

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period:
Net investment income	$—	—	40,350	40,350	—
Benefits and expenses	—	—	—	—	44,722

Total	$—	—	40,350	40,350	44,722

The following tables show the quantitative information about the Company's level 3 assets and liabilities.

	December 31, 2015
	Fair Value	Valuation Technique	Unobservable Input
	(In thousands)

Derivatives, index options	$38,409	Broker prices	Implied volatility
			Inputs from broker proprietary models

Total assets	$38,409

Policyholder account balances	$58,359	Deterministic cash flow model	Projected option cost
Other liabilities	7,669	Black Scholes	Expected term
			Forfeiture assumptions

Total liabilities	$66,028

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014
	Fair Value	Valuation Technique	Unobservable Input
	(In thousands)

Derivatives, index options	$114,287	Broker prices	Implied volatility
			Inputs from broker proprietary models

Total assets	$114,287

Policyholder account balances	$133,236	Deterministic cash flow model	Projected option cost
Other liabilities	$9,256	Black Scholes	Expected term
			Forfeiture assumptions

Total liabilities	$142,492

Realized gains (losses) on Level 3 assets are reported in the consolidated statements of earnings as net investment gains (losses) with liabilities reported as expenses. Unrealized gains (losses) on available for sale debt and equity securities are reported as other comprehensive income (loss) within stockholders’ equity of the consolidated balance sheet.

The fair value hierarchy classifications are reviewed each reporting period. Reclassification of certain financial assets and liabilities may result based on changes in the observability of valuation attributes. Reclassifications are reported as transfers into and out of Level 3 at the beginning fair value for the reporting period in which the changes occur.

GAAP defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements.  Fair value is based on an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The objective of a fair value measurement is to determine that price for each financial instrument at each measurement date. GAAP also establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring financial instruments at fair value. Market price observability is affected by a variety of factors including the type of instrument and the characteristics of instruments. Financial instruments with readily available active quoted prices or those for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. It is the Company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measures.

The following methods and assumptions were used in estimating the fair value of financial instruments and liabilities during the periods presented in the consolidated financial statements.

Fixed maturity securities.  Fair values for investments in debt securities available for sale are based on quoted market prices, where available. For securities not actively traded, fair values are estimated using values obtained from various independent pricing services with any adjustments based upon observable data. In the cases where prices are unavailable for these sources, values are estimated by discounting expected future cash flows using a current market rate applicable to the yield, credit quality, and maturity of the investments.

Equity securities.  Fair values for equity securities are based upon quoted market prices, where available. For equity securities that are not actively traded, estimated values are based on values of comparable issues or audited financial statements of the issuer.

Cash and cash equivalents.  The carrying amounts reported in the consolidated balance sheet for these instruments approximate their fair values due to the relatively short time between the purchase of the instrument and its expected repayment or maturity.

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mortgage and other loans. The fair values of performing mortgage and other loans are estimated by discounting scheduled cash flows through the scheduled maturities of the loans, using interest rates currently being offered for similar loans to borrowers with similar credit ratings. Fair values for significant nonperforming loans are based on recent internal or external appraisals. If appraisals are not available, estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows.  Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information.

Policy Loans.  Policy loans with fixed interest rates are classified within Level 3. The estimated fair values for these loans are determined using a discounted cash flow model applied to groups of similar policy loans determined by the nature of the underlying insurance liabilities. Cash flow estimates are developed by applying a weighted-average interest rate to the outstanding principal balance of the respective group of policy loans and an estimated average maturity. These cash flows are discounted using current risk-free interest rates with no adjustment for borrower credit risk as these loans are collateralized by the cash surrender value of the underlying insurance policy.

Derivatives. Fair values for index (call) options are based on counterparty market prices.  The counterparties use market standard valuation methodologies incorporating market inputs for volatility and risk free interest rates in arriving at a fair value for each option contract. Prices are monitored for reasonableness by the Company using analytical tools. There are no performance obligations related to the call options purchased to hedge the Company’s fixed-index life and annuity policy liabilities.

Life interest in Libbie Shearn Moody Trust.  The fair value of the life interest asset was determined based on assumptions as to future distributions from the Trust over the life expectancy of Mr. Robert L. Moody, Chairman of the Board of NWLGI. These estimated cash flows were discounted at a rate consistent with uncertainties relating to the amount and timing of future cash distributions subject to the maximum amount to be received by the Company from life insurance proceeds in the event of Mr. Moody's death. The carrying value or cost basis of the life interest asset is amortized ratably over the remaining expected life of Mr. Moody, updated for changes in expected mortality.

Annuity and supplemental contracts.  Fair values for the Company's insurance contracts other than annuity contracts are not required to be disclosed. This includes the Company's traditional and universal life products. Fair values for immediate annuities without mortality features are based on the discounted future estimated cash flows using current market interest rates for similar maturities.  Fair values for deferred annuities, including fixed-index annuities, are determined using estimated projected future cash flows discounted at the rate that would be required to transfer the liability in an orderly transaction.  The fair values of liabilities under all insurance contracts are taken into consideration in the Company's overall management of interest rate risk, which minimizes exposure to changing interest rates through the matching of investment maturities with amounts due under insurance and annuity contracts.

The Company utilizes independent third-party pricing services to determine the majority of its fair values of investment securities. The independent pricing services provide quoted market prices when available or otherwise incorporate a variety of observable market data in their valuation techniques including reported trading prices, broker-dealer quotes, bids and offers, benchmark securities, benchmark yields, credit ratings, and other reference data. The Company reviews prices received from service providers for unusual fluctuations to ensure that the prices represent a reasonable estimate of fair value but generally accepts the price identified from the primary pricing service.

When quoted market prices in active markets are unavailable, the Company determines fair values using various valuation techniques and models based on a range of observable market inputs including pricing models, quoted market price of publicly traded securities with similar duration and yield, time value, yield curve, prepayment speeds, default rates and discounted cash flow.  In most cases, these estimates are determined based on independent third party valuation information, and the amounts are disclosed in Level 2 of the fair value hierarchy.  Generally, the Company obtains a single price or quote per instrument from independent third parties to assist in establishing the fair value of these investments.

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair value measurements for investment securities where there exists limited or no observable data are calculated using the Company’s own estimates based on current interest rates, credit spreads, liquidity premium or discount, the economic and competitive environment, unique characteristics of the security and other pertinent factors. These estimates are derived a number of ways including, but not limited to, pricing provided by brokers where the price indicates reliability as to value, fair values of comparable securities incorporating a spread adjustment (for maturity differences, credit quality, liquidity, collateralization), discounted cash flow models and margin spreads, bond yield curves, and observable market prices and exchange transaction information not provided by external pricing services. The resulting prices may not be realized in an actual sale or immediate settlement and there may be inherent weaknesses in any calculation technique. In addition, changes in underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values.

The following table presents, by pricing source and fair value hierarchy level, the Company’s assets that are measured at fair value on a recurring basis:

	December 31, 2015
	Total	Level 1	Level 2	Level 3
	(In thousands)

Fixed maturities, available for sale:
Priced by third-party vendors	$2,861,222	—	2,861,222	—
Priced internally	—	—	—	—
Subtotal	2,861,222	—	2,861,222	—

Equity securities, available for sale:
Priced by third-party vendors	18,361	17,980	381	—
Priced internally	—	—	—	—
Subtotal	18,361	17,980	381	—

Derivatives, index options:
Priced by third-party vendors	38,409	—	—	38,409
Priced internally	—	—	—	—
Subtotal	38,409	—	—	38,409

Total	$2,917,992	17,980	2,861,603	38,409

Percent of total	100.0%	0.6%	98.1%	1.3%

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts and fair values of the Company's financial instruments are as follows:

	December 31, 2015
			Fair Value Hierarchy Level
	Carrying Values	Fair Values	Level 1	Level 2	Level 3
	(In thousands)
ASSETS
Investments in debt and equity securities:
Securities held to maturity	$7,173,967	7,335,436	—	7,335,436	—
Securities available for sale	2,879,583	2,879,583	17,980	2,861,603	—

Cash and cash equivalents	106,007	106,007	106,007	—	—
Mortgage loans	108,311	111,162	—	—	111,162
Policy loans	61,957	108,550	—	—	108,550
Other loans	2,779	2,957	—	—	2,957
Derivatives, index options	38,409	38,409	—	—	38,409
Life interest in Libbie Shearn Moody Trust	7,379	12,775	—	—	12,775

LIABILITIES
Deferred annuity contracts	$7,640,951	7,288,108	—	—	7,288,108
Immediate annuity and supplemental contracts	434,468	461,457	—	—	461,457

	December 31, 2014
			Fair Value Hierarchy Level
	Carrying Values	Fair Values	Level 1	Level 2	Level 3
	(In thousands)
ASSETS
Investments in debt and equity securities:
Securities held to maturity	$6,841,543	7,175,443	—	7,175,443	—
Securities available for sale	2,728,680	2,728,680	16,862	2,711,818	—

Cash and cash equivalents	277,078	277,078	277,078	—	—
Mortgage loans	149,503	156,548	—	—	156,548
Policy loans	63,645	111,040	—	—	111,040
Other loans	2,171	2,300	—	—	2,300
Derivatives, index options	114,287	114,287	—	—	114,287
Life interest in Libbie Shearn Moody Trust	—	12,775	—	—	12,775

LIABILITIES
Deferred annuity contracts	$7,546,504	7,178,535	—	—	7,178,535
Immediate annuity and supplemental contracts	446,458	474,843	—	—	474,843

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(15)  DERIVATIVE INVESTMENTS

Fixed-index products provide traditional fixed annuities and universal life contracts with the option to have credited interest rates linked in part to an underlying equity index or a combination of equity indices. The equity return component of such policy contracts is identified separately and accounted for in future policy benefits as embedded derivatives on the consolidated balance sheet. The remaining portions of these policy contracts are considered the host contracts and are recorded separately as fixed annuity or universal life contracts. The host contracts are accounted for under debt instrument type accounting in which future policy benefits are recorded as discounted debt instruments that are accreted, using the effective yield method, to their minimum account values at their projected maturities or termination dates.

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

The Company does not elect hedge accounting relative to these derivative instruments. The index options are reported at fair value in the accompanying consolidated financial statements. The changes in the values of the index options and the changes in the policyholder liabilities are both reflected in the consolidated statements of earnings. Any changes relative to the embedded derivatives associated with policy contracts are reflected in contract interest in the consolidated statements of earnings. Any gains or losses from the sale or expiration of the options, as well as period-to-period changes in values, are reflected as net investment income in the consolidated statements of earnings.

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

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tables below present the fair value of derivative instruments.

	December 31, 2015
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments
Equity index options	Derivatives, Index Options	$38,409

Fixed-index products			Universal Life and Annuity Contracts	$58,359

Total		$38,409		$58,359

	December 31, 2014
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments
Equity index options	Derivatives, Index Options	$114,287

Fixed-index products			Universal Life and Annuity Contracts	$133,236

Total		$114,287		$133,236

The table below presents the effect of derivative instruments in the consolidated statements of earnings for the years ended December 31, 2015 and 2014.

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Amount of Gain or (Loss) Recognized In Income on Derivatives
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized In Income on Derivatives	2015	2014	2013
		(In thousands)

Equity index options	Net investment income	$(61,750)	68,616	225,899

Fixed-indexed products	Universal life and annuity contract interest	60,749	(69,480)	(229,404)

		$(1,001)	(864)	(3,505)

(16)  RELATED PARTY TRANSACTIONS

Robert L. Moody, Jr. ("Mr. Moody, Jr.") is the son of Robert L. Moody, NWLGI's Chairman, the stepson of Ann M. Moody who serves as a director of NWLGI, and is the brother of Ross R. Moody, the Company's President and Interim Chief Executive Officer, and of Russell S. Moody and Frances A. Moody-Dahlberg who serve as directors of NWLGI. Frances A. Moody-Dahlberg is also an employee of National Western.

Mr. Moody, Jr. wholly owns an insurance marketing organization that maintains agency contracts with National Western pursuant to which agency commissions are paid in accordance with the company's standard commission schedules. Mr. Moody, Jr. also maintains an independent agent contract with National Western for policies personally sold under which commissions are paid in accordance with standard commission schedules. In 2015, commissions paid under these agency contracts aggregated approximately $336,844.  In his capacity as an insurance marketing organization with National Western, Mr. Moody, Jr. also received fees of $48,000 in 2015 under a marketing consultant agreement.

Mr. Moody, Jr. further serves as the agent of record for several of National Western's benefit plans including the self-insured health plan for which Mr. Moody, Jr. provides utilization review services through a wholly-owned utilization review company.  In 2015, amounts paid to Mr. Moody, Jr. as commissions and service fees pertaining to these benefit plans approximated $79,784.

Mr. Moody, Jr. is an Advisory Director of a wholly owned subsidiary of National Western.  As an Advisory Director, Mr. Moody, Jr. received director fees and other perquisites during 2015 of $56,609.

During 2015, management fees totaling $793,574 were paid to Regent Management Services, Limited Partnership ("RMS") for services provided to downstream nursing home subsidiaries of NWLGI.  RMS is 1% owned by general partner RCC Management Services, Inc. ("RCC"), and 99% owned by limited partner, Three R Trusts.  RCC is 100% owned by the Three R Trusts.  The Three R Trusts are four Texas trusts for the benefit of the children of Robert L. Moody (Robert L. Moody, Jr., Ross R. Moody, Russell S. Moody, and Frances A. Moody-Dahlberg).  Charles D. Milos, Senior Vice President-Mortgage Loans and Real Estate for National Western, and a director of NWLGI, is a director of RCC.

National Western holds an investment totaling approximately 9.5% of the issued and outstanding shares of Moody Bancshares, Inc. at December 31, 2015.  Moody Bancshares, Inc. owns 100% of the outstanding shares of Moody Bank Holding Company, Inc., which owns approximately 98% of the outstanding shares of The Moody National Bank of Galveston ("MNB"). National Western utilizes MNB for certain bank custodian services as well as for certain administrative services with respect to the company's defined benefit and contribution plans.  During 2015, fees totaling $718,022 were paid to MNB with respect to these services. National Western maintained a sublease of a portion of its home office space with Moody National Bank which expired April 30, 2015 and was not renewed.  The sublease amount collected from MNB was $6,363 per month. Robert L. Moody, NWLGI’s Chairman, serves as Chairman of the Board of MNB. The ultimate controlling person of MNB is the Three R Trusts.

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2015, the Company paid American National Insurance Company (“ANICO”) $411,519 in premiums for certain company sponsored benefit plans and $2,024,637 in reimbursements for claim costs for which ANICO provides third party administrative services. ANICO paid the Company $2,108,997 in premiums for its company sponsored benefit plans. The Company maintains an investment agreement with American National Registered Investment Advisory, Inc., a subsidiary of ANICO, under which $40,066 was paid for services. Robert L. Moody, the Company’s Chairman, is the former Chairman of ANICO. The Company executed a 2 year agreement in April, 2014 with ANICO for a disaster recovery site and incurred expenses of $18,000 during 2015 associated with this agreement.

During 2015, The Westcap Corporation, a wholly owned subsidiary of National Western, entered into a loan participation agreement with ANICO under which it agreed to fund $20.0 million in exchange for a 24.93% interest in a commercial mortgage. The mortgage investment had a balance of $20.0 million as of December 31, 2015 which is reflected in the consolidated balance sheet.

(17)  UNAUDITED QUARTERLY FINANCIAL DATA

Quarterly results of operations for 2015 are summarized as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands except per share data)

2015:
Revenues	$147,890	155,218	106,104	180,583

Earnings (loss)	$21,326	28,858	16,221	31,991

Basic earnings (loss) per share:
Class A	$6.03	8.16	4.59	9.05
Class B	$3.02	4.08	2.29	4.52

Diluted earnings (loss) per share:
Class A	$6.03	8.16	4.59	9.04
Class B	$3.02	4.08	2.29	4.52

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Quarterly results of operations for 2014 are summarized as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands except per share data)

2014:
Revenues	$158,003	206,841	159,620	184,315

Earnings (loss)	$19,826	29,183	28,466	28,113

Basic earnings (loss) per share:
Class A	$5.61	8.26	8.05	7.95
Class B	$2.80	4.13	4.03	3.98

Diluted earnings (loss) per share:
Class A	$5.61	8.25	8.05	7.94
Class B	$2.80	4.13	4.03	3.98

(18)  SUBSEQUENT EVENTS

Subsequent events have been evaluated and no reportable items were identified.

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
SCHEDULE I
SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2015
(In thousands)

Type of Investment	(1) Cost	Fair Value	Balance Sheet Amount
Fixed maturity bonds:
Securities held to maturity:
United States government and government agencies and authorities	$16,946	17,538	16,946
States, municipalities, and political subdivisions	435,941	464,408	435,941
Public utilities	1,044,063	1,079,713	1,044,063
Corporate	4,160,628	4,202,635	4,160,628
Residential mortgage-backed	1,503,021	1,555,807	1,503,021
Asset-backed	13,368	15,335	13,368
Total securities held to maturity	7,173,967	7,335,436	7,173,967

Securities available for sale:
States, municipalities, and political subdivisions	586	552	552
Foreign governments	9,947	10,355	10,355
Public utilities	129,980	134,559	134,559
Corporate	2,635,536	2,654,165	2,654,165
Residential mortgage-backed	36,463	39,566	39,566
Asset-backed	21,186	22,025	22,025
Total securities available for sale	2,833,698	2,861,222	2,861,222
Total fixed maturity bonds	10,007,665	10,196,658	10,035,189

Equity securities:
Securities available for sale:
Common stocks:
Public utilities	809	1,288	1,288
Banks, trust and insurance companies	1,430	2,552	2,552
Corporate	3,361	5,598	5,598
Preferred stocks	8,116	8,923	8,923
Total equity securities	13,716	18,361	18,361

Derivatives, index options	38,409		38,409
Mortgage loans	108,311		108,311
Policy loans	61,957		61,957
Other long-term investments (2)	26,787		26,787
Total investments other than investments in related parties	$10,256,845		10,289,014

Notes:
(1) Bonds and mortgages are shown at amortized cost reduced by repayments and impairments due to other than temporary declines or allowances for possible losses. Real estate is stated at costs net of accumulated depreciation. Derivatives are shown at fair value. (2) There was no real estate acquired by foreclosure included in other long-term investments.

See accompanying report of Independent Registered Public Accounting Firm.

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES)
SCHEDULE V
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2015, 2014 and 2013
(In thousands)

Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	Reductions	Transfers	Balance at End of Period

Valuation accounts deducted from applicable assets:

Allowance for possible losses on mortgage loans:

December 31, 2015	$650	—	—	—	650

December 31, 2014	$650	—	—	—	650

December 31, 2013	$650	—	—	—	650

Allowance for possible losses on real estate:

December 31, 2015	$1,629	—	—	—	1,629

December 31, 2014	$1,735	—	(106)	—	1,629

December 31, 2013	$1,813	—	(78)	—	1,735

Notes:
(1) Amounts were recorded to realized (gains) losses on investments.

See accompanying report of Independent Registered Public Accounting Firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL WESTERN LIFE GROUP, INC.
(formerly NATIONAL WESTERN LIFE INSURANCE COMPANY)
(Registrant)

Date:	March 11, 2016	/S/Ross R. Moody
By: Ross R. Moody, President and Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/S/Robert L. Moody	Chairman of the Board	March 11, 2016
Robert L. Moody

/S/Ross R. Moody	President and Interim Chief Executive Officer,	March 11, 2016
Ross R. Moody	and Director
(Principal Executive Officer)

/S/Brian M. Pribyl	Senior Vice President - Chief Financial	March 11, 2016
Brian M. Pribyl	Officer, and Treasurer
(Principal Financial Officer)
(Principal Accounting Officer)

/S/Stephen E. Glasgow	Director	March 11, 2016
Stephen E. Glasgow

/S/E. Douglas McLeod	Director	March 11, 2016
E. Douglas McLeod

/S/Charles D. Milos	Director	March 11, 2016
Charles D. Milos

/S/Ann M. Moody	Director	March 11, 2016
Ann M. Moody

	Director	March 11, 2016
Frances A. Moody-Dahlberg

/S/Russell S. Moody	Director	March 11, 2016
Russell S. Moody

/S/Louis E. Pauls, Jr.	Director	March 11, 2016
Louis E. Pauls, Jr.

/S/E.J. Pederson	Director	March 11, 2016
E.J. Pederson