Form 10-Q
period 2016-03-31
National Western Life Group, Inc.
filed 2016-05-06
CIK 1635984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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
Large accelerated filer  ☐     Accelerated filer  ☒   Non-accelerated filer  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒
As of May 5, 2016, the number of shares of Registrant's common stock outstanding was: Class A – 3,436,166 and  Class B - 200,000.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
ASSETS	March 31, 2016	December 31, 2015

Investments:
Securities held to maturity, at amortized cost (fair value: $7,525,865 and $7,335,436)	$7,195,233	7,173,967
Securities available for sale, at fair value (cost: $2,820,091 and $2,847,414)	2,924,376	2,879,583
Mortgage loans, net of allowance for possible losses ($650 and $650)	110,520	108,311
Policy loans	60,488	61,957
Derivatives, index options	42,179	38,409
Other long-term investments	47,662	26,787

Total investments	10,380,458	10,289,014

Cash and cash equivalents	141,571	106,007
Deferred policy acquisition costs	816,523	853,451
Deferred sales inducements	150,080	159,166
Accrued investment income	102,040	99,619
Federal income tax receivable	2,511	12,512
Other assets	90,512	92,807

Total assets	$11,683,695	11,612,576

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY	March 31, 2016	December 31, 2015

LIABILITIES:

Future policy benefits:
Universal life and annuity contracts	$9,565,173	9,561,358
Traditional life reserves	137,819	138,000
Other policyholder liabilities	154,199	155,261
Deferred Federal income tax liability	70,798	49,333
Other liabilities	102,450	96,638

Total liabilities	10,030,439	10,000,590

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:

Common stock:
Class A - $.01 par value; 7,500,000 shares authorized; 3,436,166 issued and outstanding in 2016 and 2015	34	34
Class B - $.01 par value; 200,000 shares authorized, issued, and outstanding in 2016 and 2015	2	2
Additional paid-in capital	41,716	41,716
Accumulated other comprehensive income	24,340	329
Retained earnings	1,587,164	1,569,905

Total stockholders’ equity	1,653,256	1,611,986

Total liabilities and stockholders' equity	$11,683,695	11,612,576

Note:  The Condensed Consolidated Balance Sheet at December 31, 2015 has been derived from the audited Consolidated Financial Statements as of that date.

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended March 31, 2016 and 2015
(Unaudited)
(In thousands, except per share amounts)

	2016	2015

Premiums and other revenues:
Universal life and annuity contract charges	$42,010	37,313
Traditional life premiums	4,173	4,347
Net investment income	95,500	99,923
Other revenues	4,878	5,329
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) gains (losses)	26	160
Portion of OTTI (gains) losses recognized in other comprehensive income	(26)	(160)
Net OTTI losses recognized in earnings	—	—
Other net investment gains (losses)	2,381	978
Total net realized investment gains (losses)	2,381	978

Total revenues	148,942	147,890

Benefits and expenses:
Life and other policy benefits	15,601	19,266
Amortization of deferred policy acquisition costs	35,220	27,652
Universal life and annuity contract interest	49,017	49,039
Other operating expenses	23,307	20,510

Total benefits and expenses	123,145	116,467

Earnings before Federal income taxes	25,797	31,423

Federal income taxes	8,538	10,097

Net earnings	$17,259	21,326

Basic earnings per share:
Class A	$4.88	$6.03
Class B	$2.44	$3.02

Diluted earnings per share:
Class A	$4.88	$6.03
Class B	$2.44	$3.02

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2016 and 2015
(Unaudited)
(In thousands)

	2016	2015

Net earnings	$17,259	21,326

Other comprehensive income (loss), net of effects of deferred costs and taxes:
Unrealized gains (losses) on securities:
Net unrealized holding gains (losses) arising during period	24,646	9,372
Net unrealized liquidity gains (losses)	9	61
Reclassification adjustment for net amounts included in net earnings	(460)	(165)

Net unrealized gains (losses) on securities	24,195	9,268

Foreign currency translation adjustments	99	41

Benefit plans:
Amortization of net prior service cost and net gain (loss)	(283)	(303)

Other comprehensive income (loss)	24,011	9,006

Comprehensive income (loss)	$41,270	30,332

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY For the Three Months Ended March 31, 2016 and 2015 (Unaudited) (In thousands)

	2016	2015

Common stock:
Balance at beginning of period	$36	3,636
Shares exercised under stock option plan	—	—

Balance at end of period	36	3,636

Additional paid-in capital:
Balance at beginning of period	41,716	38,116
Shares exercised under stock option plan	—	—

Balance at end of period	41,716	38,116

Accumulated other comprehensive income:
Unrealized gains on non-impaired securities:
Balance at beginning of period	12,347	54,229
Change in unrealized gains (losses) during period, net of tax	24,186	9,207

Balance at end of period	36,533	63,436

Unrealized losses on impaired held to maturity securities:
Balance at beginning of period	(240)	(1,262)
Amortization	17	104
Other-than-temporary impairments, non-credit, net of tax	—	—
Additional credit loss on previously impaired securities	—	—
Change in shadow deferred policy acquisition costs	(8)	(43)

Balance at end of period	(231)	(1,201)

Unrealized losses on impaired available for sale securities:
Balance at beginning of period	(1)	(1)
Other-than-temporary impairments, non-credit, net of tax	—	—
Change in shadow deferred policy acquisition costs	—	—
Recoveries, net of tax	—	—

Balance at end of period	(1)	(1)

	Continued on Next Page

NATIONAL WESTERN LIFE GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY(continued) For the Three Months Ended March 31, 2016 and 2015 (Unaudited) (In thousands)

	2016	2015

Foreign currency translation adjustments:
Balance at beginning of period	2,825	2,685
Change in translation adjustments during period	99	41

Balance at end of period	2,924	2,726

Benefit plan liability adjustment:
Balance at beginning of period	(14,602)	(13,865)
Amortization of net prior service cost and net loss, net of tax	(283)	(303)

Balance at end of period	(14,885)	(14,168)

Accumulated other comprehensive income at end of period	24,340	50,792

Retained earnings:
Balance at beginning of period	1,569,905	1,472,782
Net earnings	17,259	21,326
Stockholder dividends	—	—

Balance at end of period	1,587,164	1,494,108

Total stockholders' equity	$1,653,256	$1,586,652

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Three Months Ended March 31, 2016 and 2015 (Unaudited) (In thousands)

	2016	2015

Cash flows from operating activities:
Net earnings	$17,259	21,326
Adjustments to reconcile net earnings to net cash from operating activities:
Universal life and annuity contract interest	49,017	49,039
Surrender charges and other policy revenues	(5,796)	(3,894)
Realized (gains) losses on investments	(2,381)	(978)
Accretion/amortization of discounts and premiums, investments	(23)	(4)
Depreciation and amortization	1,985	841
(Increase) decrease in value of derivatives	12,901	8,287
(Increase) decrease in deferred policy acquisition and sales inducement costs	11,095	2,919
(Increase) decrease in accrued investment income	(2,421)	(5,418)
(Increase) decrease in other assets	188	(7,227)
Increase (decrease) in liabilities for future policy benefits	629	(129)
Increase (decrease) in other policyholder liabilities	(1,063)	14,168
Increase (decrease) in Federal income taxes liability	10,001	(3,294)
Increase (decrease) in deferred Federal income tax	8,536	8,327
Increase (decrease) in other liabilities	3,380	6,804

Net cash provided by operating activities	103,307	90,767

Cash flows from investing activities:
Proceeds from sales of:
Securities held to maturity	—	—
Securities available for sale	7,693	5,752
Other investments	1,803	—
Proceeds from maturities and redemptions of:
Securities held to maturity	54,386	101,444
Securities available for sale	72,477	48,565
Derivatives, index options	2,090	26,450
Purchases of:
Securities held to maturity	(75,192)	(271,797)
Securities available for sale	(49,370)	(152,742)
Derivatives, index options	(19,332)	(19,166)
Other investments	(21,517)	(421)
Net change in short-term investments	—	(14,989)

	Continued on Next Page

NATIONAL WESTERN LIFE GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, (continued) For the Three Months Ended March 31, 2016 and 2015 (Unaudited) (In thousands)

	2016	2015

Principal payments on mortgage loans	13,354	6,907
Cost of mortgage loans acquired	(15,542)	(1,281)
Decrease (increase) in policy loans	1,469	(232)
Other, net	—	—

Net cash used in investing activities	(27,681)	(271,510)

Cash flows from financing activities:
Deposits to account balances for universal life and annuity contracts	194,091	202,472
Return of account balances on universal life and annuity contracts	(234,307)	(227,744)
Issuance of common stock under stock option plan	—	—

Net cash provided by (used in) financing activities	(40,216)	(25,272)

Effect of foreign exchange	154	41

Net increase (decrease) in cash and cash equivalents	35,564	(205,974)
Cash and cash equivalents at beginning of period	106,007	277,078

Cash and cash equivalents at end of period	$141,571	$71,104

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$13	10
Income taxes	$(10,000)	5,247

Noncash operating activities:
Deferral of sales inducements	$(2,397)	(4,680)

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)	CONSOLIDATION AND BASIS OF PRESENTATION

On October 1, 2015, National Western Life Insurance Company ("National Western", "NWLIC", or "company") completed its previously announced holding company reorganization. As a result of the reorganization, National Western became a wholly owned subsidiary of National Western Life Group, Inc. ("NWLGI"), a Delaware Corporation, and NWLGI replaced National Western as the publicly held company.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of NWLGI and its subsidiaries (“Company”) as of March 31, 2016, and the results of its operations and its cash flows for the for the three months ended March 31, 2016 and 2015. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year. It is recommended that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 and are accessible free of charge through the Company's internet site at www.nwlgi.com or the Securities and Exchange Commission internet site at www.sec.gov. The condensed consolidated balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements as of that date.

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

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates in the accompanying condensed consolidated financial statements include (1) liabilities for future policy benefits, (2) valuation of derivative instruments, (3) recoverability and amortization of deferred policy acquisition costs, (4) valuation allowances for deferred tax assets, (5) other-than-temporary impairment losses on debt securities, (6) commitments and contingencies, and (7) valuation allowances for mortgage loans and real estate.

The table below shows the unrealized gains and losses on available-for-sale securities that were reclassified out of accumulated other comprehensive income for the three months ended March 31, 2016 and 2015.

Affected Line Item in the Statements of Earnings	Amount Reclassified From Accumulated Other Comprehensive Income
	Three Months Ended March 31,
	2016	2015
	(In thousands)

Other net investment gains (losses)	$708	254
Net OTTI losses recognized in earnings	—	—
Earnings before Federal income taxes	708	254
Federal income taxes	248	89

Net earnings	$460	165

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(2)	NEW ACCOUNTING PRONOUNCEMENTS

In June 2014, the FASB issued guidance that applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. It requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and follows existing accounting guidance for the treatment of performance conditions. The standard is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. The Company adopted this standard during the three month period ended March 31, 2016. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.
In January 2016, the FASB released accounting standards update 2016-01 Recognition and Measurement of Financial Assets and Liabilities. The main provisions of the update are to eliminate the available for sale classification of accounting for equity securities and to adjust the fair value disclosures for financial instruments carried at amortized costs such that the disclosed fair values represent an exit price as opposed to an entry price. The provisions of this update will require that equity securities be carried at fair market value on the balance sheet and any periodic changes in value will be adjustments to the income statement. The provisions of this update become effective for interim and annual periods beginning after December 15, 2017. The Company does not expect the requirements of this update to have a material impact on the Company’s financial position, results of operations or cash flows.
Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(3)	STOCKHOLDERS' EQUITY

NWLIC is restricted by state insurance laws as to dividend amounts which may be paid to stockholders without prior approval from the Colorado Division of Insurance.  The restrictions are based on the greater of statutory earnings from operations excluding capital gains or 10% of statutory surplus of the company.  The maximum dividend payment which may be made without prior approval in 2016 is $117.1 million. National Western did not declare or pay cash dividends on its common stocks during the three months ended March 31, 2016 and 2015.

As discussed in Note 1, Consolidation and Basis of Presentation, on October 1, 2015, NWLIC completed its previously announced holding company reorganization and became a wholly owned subsidiary of NWLGI. While remaining under the same Colorado Division of Insurance restrictions pertaining to dividend amounts, dividends declared by NWLIC from that date forward are payable entirely to NWLGI as the sole owner of NWLIC.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(4)	EARNINGS PER SHARE

Basic earnings per share of common stock are computed by dividing net income by the weighted-average basic common shares outstanding during the period. Diluted earnings per share assumes the issuance of common shares applicable to stock options in the denominator.

	Three Months Ended March 31,
	2016		2015
	Class A	Class B	Class A	Class B
	(In thousands except per share amounts)

Numerator for Basic and Diluted Earnings Per Share:
Net income	$17,259		21,326
Dividends - Class A shares	—		—
Dividends - Class B shares	—		—

Undistributed income	$17,259		21,326

Allocation of net income:
Dividends	$—	—	—	—
Allocation of undistributed income	16,771	488	20,723	603

Net income	$16,771	488	20,723	603

Denominator:
Basic earnings per share - weighted-average shares	3,436	200	3,436	200
Effect of dilutive stock options	1	—	2	—

Diluted earnings per share - adjusted weighted-average shares for assumed conversions	3,437	200	3,438	200

Basic Earnings Per Share	$4.88	2.44	6.03	3.02

Diluted Earnings Per Share	$4.88	2.44	6.03	3.02

Stock options that were outstanding during the three months ended March 31, 2016 and 2015, but were not included in the computation of diluted earnings per share because the effect was anti-dilutive, were approximately 20,800 and 21,800, respectively.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(5)	PENSION AND OTHER POSTRETIREMENT PLANS

(A)	Defined Benefit Pension Plans

National Western sponsors a qualified defined benefit pension plan covering employees enrolled prior to 2008. The plan provides benefits based on the participants' years of service and compensation. The company makes annual contributions to the plan that complies with the minimum funding provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"). On October 19, 2007, National Western's Board of Directors approved an amendment to freeze the pension plan as of December 31, 2007. The freeze ceased future benefit accruals to all participants and closed the plan to any new participants. In addition, all participants became immediately 100% vested in their accrued benefits as of that date. Fair values of plan assets and liabilities are measured as of the prior December 31 for each respective year. The following table summarizes the components of net periodic benefit cost.

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)

Service cost	$26	51
Interest cost	250	246
Expected return on plan assets	(304)	(330)
Amortization of prior service cost	—	1
Amortization of net loss	193	196

Net periodic benefit cost	$165	164

The service costs shown in the above table represent plan expenses expected to be paid out of plan assets. Under the clarified rules of the Pension Protection Act, plan expenses paid from plan assets are to be included in the plan's service cost component.

The company's minimum required contribution for the 2016 plan year is $0.2 million. There was no remaining contribution payable for the 2015 plan year as of March 31, 2016. As of March 31, 2016, the company had contributed a total of $0.0 million to the plan for the 2016 plan year.

National Western also sponsors a nonqualified defined benefit plan primarily for senior officers. The plan provides benefits based on the participants' years of service and compensation. The pension obligations and administrative responsibilities of the plan are maintained by a pension administration firm, which is a subsidiary of American National Insurance Company ("ANICO"). ANICO has guaranteed the payment of pension obligations under the plan. However, the company has a contingent liability with respect to the plan should these entities be unable to meet their obligations under the existing agreements. Also, the company has a contingent liability with respect to the plan in the event that a plan participant continues employment with National Western beyond age seventy, the aggregate average annual participant salary increases exceed 10% per year, or any additional employees become eligible to participate in the plan. If any of these conditions are met, the company would be responsible for any additional pension obligations resulting from these items. Amendments were made to the plan to allow an additional employee to participate and to change the benefit formula for the then Chairman of the company. As previously mentioned, these additional obligations are a liability to the company. Effective December 31, 2004, this plan was frozen with respect to the continued accrual of benefits of the Chairman and the President of the company in order to comply with law changes under the American Jobs Creation Act of 2004 ("Act").

Effective July 1, 2005, National Western established a second nonqualified defined benefit plan for the benefit of the Chairman and the President of the company. This plan is intended to provide for post-2004 benefit accruals that mirror and supplement the pre-2005 benefit accruals under the previously discussed nonqualified defined benefit plan, while complying with the requirements of the Act.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes the components of net periodic benefit costs for the Chairman and President's nonqualified defined benefit plans.

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)

Service cost	$109	64
Interest cost	265	219
Amortization of prior service cost	15	15
Amortization of net loss	501	378

Net periodic benefit cost	$890	676

The company expects to contribute $2.0 million to these plans in 2016.  As of March 31, 2016, the company has contributed $0.4 million to the plans.

(B)	Defined Benefit Postretirement Healthcare Plans

National Western sponsors two healthcare plans to provide postretirement benefits to certain fully-vested individuals.  The following table summarizes the components of net periodic benefit costs.

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)

Interest cost	$30	32
Amortization of prior service cost	26	26
Amortization of net loss	—	15

Net periodic benefit cost	$56	73

The company expects to contribute minimal amounts to the plan in 2016.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(6)	SEGMENT AND OTHER OPERATING INFORMATION

The Company defines its reportable operating segments as domestic life insurance, international life insurance, and annuities. These segments are organized based on product types and geographic marketing areas.  A summary of segment information for the quarters ended March 31, 2016 and March 31, 2015 is provided below.

Selected Segment Information:
	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
			(In thousands)

March 31, 2016
Condensed Consolidated Balance Sheet Items:
Deferred policy acquisition costs and sales inducements	$76,444	242,788	647,371	—	966,603
Total segment assets	892,147	1,253,574	9,103,314	284,012	11,533,047
Future policy benefits	766,900	936,857	7,999,235	—	9,702,992
Other policyholder liabilities	15,190	12,996	126,013	—	154,199

Three Months Ended
March 31, 2016
Condensed Consolidated Income Statements:
Premiums and contract revenues	$7,659	32,788	5,736	—	46,183
Net investment income	6,133	6,847	77,639	4,881	95,500
Other revenues	24	36	60	4,758	4,878

Total revenues	13,816	39,671	83,435	9,639	146,561

Life and other policy benefits	3,621	5,168	6,812	—	15,601
Amortization of deferred acquisition costs	2,011	5,105	28,104	—	35,220
Universal life and annuity contract interest	3,843	5,683	39,491	—	49,017
Other operating expenses	3,575	5,526	9,590	4,616	23,307
Federal income taxes (benefit)	252	5,984	(185)	1,653	7,704

Total expenses	13,302	27,466	83,812	6,269	130,849

Segment earnings (loss)	$514	12,205	(377)	3,370	15,712

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Selected Segment Information:
	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
			(In thousands)

March 31, 2015
Condensed Consolidated Balance Sheet Items:
Deferred policy acquisition costs and sales inducements	$65,368	249,736	630,240	—	945,344
Total segment assets	783,839	1,246,906	8,988,348	259,212	11,278,305
Future policy benefits	675,837	949,876	7,916,554	—	9,542,267
Other policyholder liabilities	13,661	17,777	121,951	—	153,389

Three Months Ended
March 31, 2015
Condensed Consolidated Income Statements:
Premiums and contract revenues	$6,487	30,333	4,840	—	41,660
Net investment income	7,165	8,614	79,236	4,908	99,923
Other revenues	16	86	15	5,212	5,329

Total revenues	13,668	39,033	84,091	10,120	146,912

Life and other policy benefits	5,113	6,205	7,948	—	19,266
Amortization of deferred acquisition costs	3,181	(650)	25,121	—	27,652
Universal life and annuity contract interest	4,939	7,130	36,970	—	49,039
Other operating expenses	3,715	5,922	6,178	4,695	20,510
Federal income taxes (benefit)	(1,051)	6,545	2,523	1,738	9,755

Total expenses	15,897	25,152	78,740	6,433	126,222

Segment earnings (loss)	$(2,229)	13,881	5,351	3,687	20,690

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Reconciliations of segment information to the Company's condensed consolidated financial statements are provided below.

	Three Months Ended March 31,
	2016	2015
	(In thousands)

Premiums and Other Revenues:
Premiums and contract revenues	$46,183	41,660
Net investment income	95,500	99,923
Other revenues	4,878	5,329
Realized gains (losses) on investments	2,381	978

Total condensed consolidated premiums and other revenues	$148,942	147,890

	Three Months Ended March 31,
	2016	2015
	(In thousands)

Federal Income Taxes:
Total segment Federal income taxes	$7,704	9,755
Taxes on realized gains (losses) on investments	834	342

Total condensed consolidated Federal income taxes	$8,538	10,097

	Three Months Ended March 31,
	2016	2015
	(In thousands)

Net Earnings:
Total segment earnings	$15,712	20,690
Realized gains (losses) on investments, net of taxes	1,547	636

Total condensed consolidated net earnings	$17,259	21,326

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	March 31,
	2016	2015
	(In thousands)

Assets:
Total segment assets	$11,533,047	11,278,305
Other unallocated assets	150,648	183,698

Total condensed consolidated assets	$11,683,695	11,462,003

(7)	SHARE-BASED PAYMENTS

The Company had a stock and incentive plan ("1995 Plan") which provided for the grant of any or all of the following types of awards to eligible employees: (1) stock options, including incentive stock options and nonqualified stock options; (2) stock appreciation rights, in tandem with stock options or freestanding; (3) restricted stock or restricted stock units; and, (4) performance awards. The 1995 Plan began on April 21, 1995, and was amended on June 25, 2004 to extend the termination date to April 20, 2010. The number of shares of Class A, $1.00 par value, common stock which were allowed to be issued under the 1995 Plan, or as to which stock appreciation rights ("SARs") or other awards were allowed to be granted, could not exceed 300,000. Effective June 20, 2008, the Company's shareholders approved a 2008 Incentive Plan (“2008 Plan”). The 2008 Plan is substantially similar to the 1995 Plan and authorized an additional number of Class A, $0.01 par value, common stock shares eligible for issue not to exceed 300,000. These plans were assumed by NWLGI from National Western pursuant to the terms of the reorganization.

All of the employees of the Company and its subsidiaries are eligible to participate in the current 2008 Plan. In addition, directors of the Company are eligible to receive the same types of awards as employees except that they are not eligible to receive incentive stock options. Company directors, including members of the Compensation and Stock Option Committee, are eligible for nondiscretionary stock options. Employee grants vest 20% annually following three years of service following the grant date. Directors' grants vest 20% annually following one year of service from the date of grant.

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

On February 17, 2016, the Company granted 14,643 SARs to officers of National Western at the closing market price per Class A common share of $216.48. These SARs, unlike prior grants, will vest annually at a rate of 33.3% per year from the date of grant. No stock option or SAR awards were issued during the first three months of 2015.

While not previously utilized, the 2008 Plan allows for certain other share or unit awards which are solely paid out in cash based on the value of the Company's shares, or changes therein, as well as the financial performance of the Company under pre-determined target performance metrics. Certain awards, such as restricted stock units (RSUs) provide solely for cash settlement based upon the market price of the Company's Class A commons shares, often referred to as "phantom stock-based awards". Unlike share-settled awards, which have a fixed grant-date fair value, the fair value of unsettled or unvested liability awards is remeasured at the end of each reporting period based on the change in fair value of a share. The liability and corresponding expense are adjusted accordingly until the award is settled. Other awards may involve performance share units (PSUs) which are units granted at a specified dollar amount per unit, typically linked to the Company's Class A common share price, that are subsequently multiplied by an attained performance factor to derive the number of PSUs to be paid as cash compensation at the vesting date.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On February 17, 2016, the Company granted 5,727 performance stock units and 3,661 restricted stock units to officers of National Western based upon the closing market price per Class A common share of $216.48. Both the PSUs and RSUs vest three years from the date of grant. The RSUs are payable in cash at the vesting date equal to the closing price of the Company's Class A common share at that time. For PSUs, the performance period begins the first day of the calendar year, in this case January 1, 2016, and runs three years. At that time, the three-year performance outcome will be measured against the pre-defined target amounts to determine the number of PSUs earned as compensation.

The Company uses the current fair value method to measure compensation cost. As of March 31, 2016 and 2015, the liability balance was $6.2 million and $8.4 million, respectively. A summary of shares available for grant and activity is detailed below.

Options Outstanding
	Shares Available For Grant	Shares	Weighted- Average Exercise Price

Stock Options:
Balance at January 1, 2016	291,000	27,768	$243.26
Exercised	—	—	$—
Forfeited	—	—	$—
Expired	—	—	$—
Stock options granted	—	—	$—

Balance at March 31, 2016	291,000	27,768	$243.26

	Liability Awards
	SAR	RSU	PSU

Balance at January 1, 2016	86,261	—	—
Exercised	(275)	—	—
Forfeited	—	—	—
Granted	14,643	3,661	5,727

Balance at March 31, 2016	100,629	3,661	5,727

Stock options and SARs shown as forfeited in the above tables represent vested and unvested awards not exercised by plan participants prior to their termination from the Company. Forfeited stock options during the three months ended March 31, 2016 were awarded under the 1995 Plan. As the 1995 Plan terminated during calendar year 2010, the forfeited shares are not shown as being added back to the "Shares Available For Grant" balance.

The total intrinsic value of SARs exercised was $0.1 million and $0.1 million for the three months ended March 31, 2016 and 2015, respectively. The total share-based liabilities paid for the exercised SARs were $0 million and $0.1 million for the three months ended March 31, 2016 and 2015, respectively. The total fair value of stock options and SARs vested during the three months ended March 31, 2016 and 2015 was $0.6 million and $0.3 million, respectively. For the three months ended March 31, 2016 and 2015, the total cash received from the exercise of stock options under the Plans was $0 million and $0 million, respectively.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes information about stock options and SARs outstanding at March 31, 2016.

	Options/SARs Outstanding
	Number Outstanding	Weighted- Average Remaining Contractual Life	Number Exercisable

Exercise prices:
255.13 (options)	20,768	2.1 years	20,768
208.05 (options)	7,000	2.2 years	7,000
114.64 (SARs)	23,268	2.9 years	23,268
132.56 (SARs)	28,218	5.7 years	13,508
210.22 (SARs)	34,500	7.7 years	3,600
216.48 (SARs)	14,643	9.9 years	—

Totals	128,397		68,144

Aggregate intrinsic value (in thousands)	$6,536		$4,255

The aggregate intrinsic value in the table above is based on the closing stock price of $230.63 per share on March 31, 2016.

In estimating the fair value of the share based awards outstanding at March 31, 2016 and December 31, 2015, the Company employed the Black-Scholes option pricing model with assumptions detailed below.

	March 31, 2016	December 31, 2015

Expected term of options	2.0 to 9.9 years	2.3 to 8.0 years
Expected volatility:
Range	21.95% to 25.44%	21.11% to 37.77%
Weighted-average	23.57%	23.89%
Expected dividend yield	0.16%	0.14%
Risk-free rate:
Range	0.53% to 1.22%	0.22% to 1.67%
Weighted-average	0.67%	0.63%

The Company reviewed the contractual term relative to the options as well as perceived future behavior patterns of exercise.  Volatility is based on the Company’s historical volatility over the expected term of the option’s expected exercise date.

The pre-tax compensation cost (benefit) recognized in the financial statements related to the two plans defined above was $(1.5) million and $(0.8) million for the three months ended March 31, 2016 and 2015, respectively. The related tax (expense)/benefit recognized was $0.5 million and $0.3 million for the three months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, the total compensation cost related to nonvested share based awards not yet recognized was $3.8 million.  This amount is expected to be recognized over a weighted-average period of 2.0 years.  The Company recognizes compensation cost over the graded vesting periods.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

National Western was the named defendant in the case of Damaris Maldonado Vinas, et al. vs. National Western Life Insurance, in which the plaintiffs, after National Western had paid the death benefits to the beneficiary (Francisco Iglesias-Alvarez) upon the annuitant’s (Carlos Iglesias-Alvarez) death, sought to annul two annuity policies issued by National Western at the behest of Carlos Iglesias-Alvarez and which named Francisco Iglesias-Alvarez as their beneficiary.  On March 31, 2016, the United States District Court for the District of Puerto Rico (the “Court”) issued its Opinion and Order on the pending Motions for Summary Judgment submitted by the parties, and therein denied National Western’s motion and granted plaintiffs’ motion voiding the two annuities and requesting a refund of the premiums paid $(2.9) million.  National Western vigorously defended the case and believes that the Court’s Opinion and Order is contrary to applicable law.  As such, National Western filed a Motion for Reconsideration of Opinion and Order and Corresponding Judgment with the Court on April 27, 2016, and if unsuccessful National Western intends to appeal the judgment.

Although there can be no assurances, at the present time, the Company does not anticipate that the ultimate liability arising from such other potential, pending, or threatened legal actions will have a material adverse effect on the financial condition or operating results of the Company.
Separately, the Brazilian authorities have commenced an investigation into possible violations of Brazilian criminal law in connection with the issuance of National Western insurance policies to Brazilian residents, and in assistance of such investigation a Commissioner appointed by the U.S. District Court for the Western District of Texas has issued a subpoena upon the company to provide information relating to such possible violations. No conclusion can be drawn at this time as to its outcome or how such outcome may impact the Company’s business, results of operations, or financial condition. National Western is cooperating with the relevant governmental authorities in regard to this matter.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(B) Financial Instruments

In order to meet the financing needs of its customers in the normal course of business, the Company is a party to financial instruments with off-balance sheet risk. These financial instruments are commitments to extend credit which involve elements of credit and interest rate risk in excess of the amounts recognized in the condensed consolidated balance sheets.

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

The Company had $25.9 million commitments to fund new loans and $2.9 million commitments on existing loans to extend credit relating to loans at March 31, 2016. The Company evaluates each customer's creditworthiness on a case-by-case basis.

(9)	INVESTMENTS

(A)	Investment Gains and Losses

The table below presents realized investment gains and losses, excluding impairment losses, for the periods indicated.

	Three Months Ended March 31,
	2016	2015
	(In thousands)

Available for sale debt securities:
Realized gains on disposal	$677	213
Realized losses on disposal	(6)	(9)
Held to maturity debt securities:
Realized gains on disposal	489	724
Realized losses on disposal	(106)	—
Equity securities realized gains (losses)	37	50
Real estate gains (losses)	1,290	—
Other	—	—

Totals	$2,381	978

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company uses the specific identification method in computing realized gains and losses. For the three months ended March 31, 2016 and 2015 the percentage of gains on bonds due to the call of securities was 36% and 75%, respectively. This includes calls out of the Company's available for sale portfolio of debt securities.

The table below presents net impairment losses recognized in earnings for the periods indicated.

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)

Total other-than-temporary impairment gains (losses) on debt securities	$26	160
Portion of loss (gain) recognized in comprehensive income	(26)	(160)

Net impairment losses on debt securities recognized in earnings	—	—
Equity securities impairments	—	—

Totals	$—	—

The table below presents a roll forward of credit losses on securities for which the Company also recorded non-credit other-than-temporary impairments in other comprehensive loss.

	For the Three Months Ended March 31, 2016	For the Year Ended December 31, 2015
	(In thousands)

Beginning balance, cumulative credit losses related to other-than-temporary impairments	$2,278	2,298
Reductions for securities sold during current period	(629)	(20)
Additions for credit losses not previously recognized in other-than-temporary impairments	—	—

Ending balance, cumulative credit losses related to other-than-temporary impairments	$1,649	2,278

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(B)	Debt and Equity Securities

The table below presents amortized costs and fair values of securities held to maturity at March 31, 2016.

	Securities Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
U.S. agencies	$10,015	183	—	10,198
U.S. Treasury	1,928	342	—	2,270
States and political subdivisions	441,630	37,605	(26)	479,209
Public utilities	1,094,032	63,064	(2,326)	1,154,770
Corporate	4,159,049	177,686	(33,112)	4,303,623
Residential mortgage-backed	1,475,990	85,835	(421)	1,561,404
Home equity	10,639	1,618	—	12,257
Manufactured housing	1,950	184	—	2,134

Totals	$7,195,233	366,517	(35,885)	7,525,865

The table below presents amortized costs and fair values of securities available for sale at March 31, 2016.

	Securities Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
States and political subdivisions	$584	—	(20)	564
Foreign governments	9,949	636	—	10,585
Public utilities	162,228	7,879	(996)	169,111
Corporate	2,586,105	113,956	(25,493)	2,674,568
Residential mortgage-backed	33,606	3,183	(35)	36,754
Home equity	13,050	357	(31)	13,376
Manufactured housing	931	21	—	952
	2,806,453	126,032	(26,575)	2,905,910

Equity securities	13,638	5,032	(204)	18,466

Totals	$2,820,091	131,064	(26,779)	2,924,376

NATIONAL WESTERN LIFE GROUP, INC.
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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the gross unrealized losses and fair values of the Company's held to maturity investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at March 31, 2016.

	Securities Held to Maturity
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
States and political subdivisions	$1,336	(17)	1,491	(9)	2,827	(26)
Public utilities	46,415	(1,743)	26,439	(583)	72,854	(2,326)
Corporate	528,338	(21,958)	311,381	(11,154)	839,719	(33,112)
Residential mortgage-backed	—	—	38,165	(421)	38,165	(421)

Total temporarily impaired securities	$576,089	(23,718)	377,476	(12,167)	953,565	(35,885)

The following table shows the gross unrealized losses and fair values of the Company's available for sale investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at March 31, 2016.

	Securities Available for Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
States and political subdivisions	$—	—	564	(20)	564	(20)
Public utilities	26,010	(996)	—	—	26,010	(996)
Corporate	232,775	(10,073)	150,985	(15,420)	383,760	(25,493)
Residential mortgage-backed	1,566	(35)	—	—	1,566	(35)
Home equity	—	—	4,804	(31)	4,804	(31)
	260,351	(11,104)	156,353	(15,471)	416,704	(26,575)

Equity securities	620	(153)	181	(51)	801	(204)

Total temporarily impaired securities	$260,971	(11,257)	156,534	(15,522)	417,505	(26,779)

Unrealized losses for securities held to maturity and securities available for sale decreased during the first three months of 2016 due primarily to the downward movement in market interest rates. The Company does not consider investments with unrealized losses to be other-than-temporarily impaired since it does not anticipate selling these securities prior to maturity and expects to receive all amounts due relative to principal and interest.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the gross unrealized losses and fair values of the Company's held to maturity investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2015.

	Securities Held to Maturity
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
States and political subdivisions	$16,763	(387)	8,723	(275)	25,486	(662)
Public utilities	298,962	(5,953)	17,840	(668)	316,802	(6,621)
Corporate	1,522,544	(54,295)	323,567	(18,618)	1,846,111	(72,913)
Residential mortgage-backed	148,712	(2,726)	95,443	(3,501)	244,155	(6,227)

Total temporarily impaired securities	$1,986,981	(63,361)	445,573	(23,062)	2,432,554	(86,423)

The following table shows the gross unrealized losses and fair values of the Company's available for sale investments by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2015.

	Securities Available for Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
States and political subdivisions	$—	—	552	(34)	552	(34)
Public utilities	42,093	(775)	—	—	42,093	(775)
Corporate	843,679	(32,500)	151,319	(22,003)	994,998	(54,503)
Home equity	—	—	4,823	(12)	4,823	(12)
	885,772	(33,275)	156,694	(22,049)	1,042,466	(55,324)

Equity securities	649	(124)	102	(28)	751	(152)

Total temporarily impaired securities	$886,421	(33,399)	156,796	(22,077)	1,043,217	(55,476)

The Company does not consider securities to be other-than-temporarily impaired when the market decline is attributable to factors such as interest rate movements, market volatility, liquidity, spread widening and credit quality and when recovery of all amounts due under the contractual terms of the security is anticipated. Based on the review and the Company's ability and intent not to sell these securities until maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2016. The Company will monitor the investment portfolio for future changes in issuer facts and circumstances that could result in future impairments beyond those currently identified.

During the first quarter of 2016, the Company recorded no other-than-temporary impairment on debt and equity securities.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Debt securities. The gross unrealized losses for debt securities are made up of 156 individual issues, or 11.7% of the total debt securities held by the Company. The market value of these bonds as a percent of amortized cost averages 95.6%. Of the 156 securities, 72, or 46.2%, fall in the 12 months or greater aging category; and 144 were rated investment grade at March 31, 2016.

Equity securities.  The gross unrealized losses for equity securities are made up of 25 individual issues.  These holdings are reviewed quarterly for impairment.

The amortized cost and fair value of investments in debt securities at March 31, 2016, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Debt Securities Available for Sale		Debt Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Due in 1 year or less	$104,883	107,348	197,771	200,277
Due after 1 year through 5 years	854,799	915,279	1,682,002	1,819,497
Due after 5 years through 10 years	1,757,807	1,789,908	3,537,404	3,626,374
Due after 10 years	41,377	42,293	289,477	303,922
	2,758,866	2,854,828	5,706,654	5,950,070

Mortgage and asset-backed securities	47,587	51,082	1,488,579	1,575,795

Total	$2,806,453	2,905,910	7,195,233	7,525,865

(C)	Transfer of Securities

During the three months ended March 31, 2016 and 2015, the Company made no transfers from the held to maturity category to securities available for sale.

(D) Mortgage Loans and Real Estate

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

Loans in foreclosure, loans considered impaired or loans past due 90 days or more are placed on a non-accrual status. If a mortgage loan is determined to be on non-accrual status, the mortgage loan does not accrue any revenue into the Condensed Consolidated Statements of Earnings. The loan is independently monitored and evaluated as to potential impairment or foreclosure. If delinquent payments are made and the loan is brought current, then the Company returns the loan to active status and accrues income accordingly. The Company had no mortgage loans past due 90 days or more at March 31, 2016 or 2015 and as a result all interest income was recognized at March 31, 2016 and 2015.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table represents the mortgage loan portfolio by loan-to-value ratio.

	March 31, 2016		December 31, 2015
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Loan-to-Value Ratio (1):
Less than 50%	$47,384	42.6	$64,986	59.7
50% to 60%	9,931	8.9	9,714	8.9
60% to 70%	29,831	26.9	10,134	9.3
70% to 80%	—	—	4,843	4.4
80% to 90%	24,024	21.6	19,284	17.7
Greater than 90%	—	—	—	—
Gross balance	111,170	100.0	108,961	100.0

Allowance for possible losses	(650)	(0.6)	(650)	(0.6)

Totals	$110,520	99.4	$108,311	99.4

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

The following table represents the mortgage loan allowance.

	March 31, 2016	December 31, 2015
	(In thousands)

Balance, beginning of period	$650	650
Provision	—	—
Releases	—	—

Balance, end of period	$650	650

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company's direct investments in real estate are not a significant portion of its total investment portfolio totaling approximately $32.5 million and $16.3 million at March 31, 2016 and December 31, 2015, respectively. During the quarter ended March 31, 2016 the Company purchased two properties, one located in Cypress, Texas and the other in Tupelo, Mississippi for a total of $16.8 million. The Company recognized operating income on these properties of approximately $0.5 million for the first three months of 2016. In addition, the Company recorded a net realized investment gain on a disposed property located in Brazoria county, Texas of $1.3 million in the quarter ended March 31, 2016.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables set forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of the date indicated:

	March 31, 2016
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale	$2,905,910	—	2,905,910	—
Equity securities, available for sale	18,466	18,136	330	—
Derivatives, index options	42,179	—	—	42,179

Total assets	$2,966,555	18,136	2,906,240	42,179

Policyholder account balances (a)	$63,308	—	—	63,308
Other liabilities (b)	6,162	—	—	6,162

Total liabilities	$69,470	—	—	69,470

During the three months ended March 31, 2016, the Company had no transfers into or out of Levels 1, 2 or 3.

	December 31, 2015
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale	$2,861,222	—	2,861,222	—
Equity securities, available for sale	18,361	17,980	381	—
Derivatives, index options	38,409	—	—	38,409

Total assets	$2,917,992	17,980	2,861,603	38,409

Policyholder account balances (a)	$58,359	—	—	58,359
Other liabilities (b)	7,669	—	—	7,669

Total liabilities	$66,028	—	—	66,028

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present, by pricing source and fair value hierarchy level, the Company’s assets that are measured at fair value on a recurring basis:

	March 31, 2016
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale:
Priced by third-party vendors	$2,905,910	—	2,905,910	—
Priced internally	—	—	—	—
Subtotal	2,905,910	—	2,905,910	—

Equity securities, available for sale:
Priced by third-party vendors	18,466	18,136	330	—
Priced internally	—	—	—	—
Subtotal	18,466	18,136	330	—

Derivatives, index options:
Priced by third-party vendors	42,179	—	—	42,179
Priced internally	—	—	—	—
Subtotal	42,179	—	—	42,179

Total	$2,966,555	18,136	2,906,240	42,179

Percent of total	100.0%	0.6%	98.0%	1.4%

	December 31, 2015
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale:
Priced by third-party vendors	$2,861,222	—	2,861,222	—
Priced internally	—	—	—	—
Subtotal	2,861,222	—	2,861,222	—

Equity securities, available for sale:
Priced by third-party vendors	18,361	17,980	381	—
Priced internally	—	—	—	—
Subtotal	18,361	17,980	381	—

Derivatives, index options:
Priced by third-party vendors	38,409	—	—	38,409
Priced internally	—	—	—	—
Subtotal	38,409	—	—	38,409

Total	$2,917,992	17,980	2,861,603	38,409

Percent of total	100.0%	0.6%	98.1%	1.3%

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide additional information about fair value measurements for which significant unobservable (Level 3) inputs were utilized to determine fair value.

	For the Three Months Ended March 31, 2016
	Debt Securities, Available for Sale	Equity Securities, Available for Sale	Derivatives, Index Options	Total Assets	Other Liabilities
	(In thousands)

Balance at January 1, 2016	$—	—	38,409	38,409	66,028
Total realized and unrealized gains (losses):
Included in net income	—	—	(12,901)	(12,901)	(13,423)
Purchases, sales, issuances and settlements, net:
Purchases	—	—	18,493	18,493	18,493
Sales	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	—	—	(1,822)	(1,822)	(1,628)
Transfers into (out of) Level 3	—	—	—	—	—

Balance at end of period	$—	—	42,179	42,179	69,470

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period:
Net investment income	$—	—	(11,362)	(11,362)	—
Benefits and expenses	—	—	—	—	(13,064)

Total	$—	—	(11,362)	(11,362)	(13,064)

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the Three Months ended March 31, 2015
	Debt Securities, Available for Sale	Equity Securities, Available for Sale	Derivatives, Index Options	Total Assets	Other Liabilities
	(In thousands)

Balance at January 1, 2015	$—	—	114,287	114,287	142,492
Total realized and unrealized gains (losses):
Included in net income	—	—	(8,287)	(8,287)	(12,383)
Included in other comprehensive income	—	—	—	—	—
Purchases, sales, issuances and settlements, net:
Purchases	—	—	18,456	18,456	18,456
Sales	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	—	—	(28,469)	(28,469)	(28,578)
Transfers into (out of) Level 3	—	—	—	—	—

Balance at end of period	$—	—	95,987	95,987	119,987

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period:
Net investment income	$—	—	(6,843)	(6,843)	—
Benefits and expenses	—	—	—	—	(787)

Total	$—	—	(6,843)	(6,843)	(787)

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables show the quantitative information about the Company's level 3 assets and liabilities.

	March 31, 2016
	Fair Value	Valuation Technique	Unobservable Input
	(In thousands)

Derivatives, index options	$42,179	Broker prices	Implied volatility
			Inputs from broker proprietary models

Total assets	$42,179

Policyholder account balances	$63,308	Deterministic cash flow model	Projected option cost
Other liabilities	6,162	Black-Scholes model	Expected term
			Forfeiture assumptions

Total liabilities	$69,470

	December 31, 2015
	Fair Value	Valuation Technique	Unobservable Input
	(In thousands)

Derivatives, index options	$38,409	Broker prices	Implied volatility
			Inputs from broker proprietary models

Total assets	$38,409

Policyholder account balances	$58,359	Deterministic cash flow model	Projected option cost
Other liabilities	7,669	Black-Scholes model	Expected term
			Forfeiture assumptions

Total liabilities	$66,028

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The carrying amounts and fair values of the Company's financial instruments are as follows:

	March 31, 2016
			Fair Value Hierarchy Level
	Carrying Values	Fair Values	Level 1	Level 2	Level 3
	(In thousands)
ASSETS
Investments in debt and equity securities:
Securities held to maturity	$7,195,233	7,525,864	—	7,525,864	—
Securities available for sale	2,924,376	2,924,376	18,136	2,906,240	—

Cash and cash equivalents	141,571	141,571	141,571	—	—
Mortgage loans	110,520	113,436	—	—	113,436
Policy loans	60,488	112,860	—	—	112,860
Other loans	7,502	7,895	—	—	7,895
Derivatives, index options	42,179	42,179	—	—	42,179
Life interest in Trust	7,379	12,775	—	—	12,775

LIABILITIES
Deferred annuity contracts	$7,626,304	7,265,074	—	—	7,265,074
Immediate annuity and supplemental contracts	445,075	482,769	—	—	482,769

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	December 31, 2015
			Fair Value Hierarchy Level
	Carrying Values	Fair Values	Level 1	Level 2	Level 3
	(In thousands)
ASSETS
Investments in debt and equity securities:
Securities held to maturity	$7,173,967	7,335,436	—	7,335,436	—
Securities available for sale	2,879,583	2,879,583	17,980	2,861,603	—

Cash and cash equivalents	106,007	106,007	106,007	—	—
Mortgage loans	108,311	111,162	—	—	111,162
Policy loans	61,957	108,550	—	—	108,550
Other loans	2,779	2,957	—	—	2,957
Derivatives, index options	38,409	38,409	—	—	38,409
Life interest in Trust	7,379	12,775	—	—	12,775

LIABILITIES
Deferred annuity contracts	$7,640,951	7,288,108	—		7,288,108
Immediate annuity and supplemental contracts	434,468	461,457	—	—	461,457

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

Fixed-index products provide traditional fixed annuities and universal life contracts with the option to have credited interest rates linked in part to an underlying equity index or a combination of equity indices. The equity return component of such policy contracts is identified separately and accounted for in future policy benefits as embedded derivatives on the condensed consolidated balance sheets. The remaining portions of these policy contracts are considered the host contracts and are recorded separately as fixed annuity or universal life contracts. The host contracts are accounted for under debt instrument type accounting in which future policy benefits are recorded as discounted debt instruments and accreted, using the effective yield method, to their minimum account values at their projected maturities or termination dates.

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

The tables below present the fair value of derivative instruments as of March 31, 2016 and December 31, 2015, respectively.

	March 31, 2016
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments

Equity index options	Derivatives, Index Options	$42,179

Fixed-index products			Universal Life and Annuity Contracts	$63,308

Total		$42,179		$63,308

	December 31, 2015
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments

Equity index options	Derivatives, Index Options	$38,409

Fixed-index products			Universal Life and Annuity Contracts	$58,359

Total		$38,409		$58,359

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents the effect of derivative instruments in the Condensed Consolidated Statements of Earnings for the three months ended March 31, 2016 and 2015.

		March 31, 2016	March 31, 2015
Derivatives Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized In Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		(In thousands)

Equity index options	Net investment income	$(12,901)	(8,287)

Fixed-index products	Universal life and annuity contract interest	11,722	11,596

		$(1,179)	3,309

(12) SUBSEQUENT EVENTS

Subsequent events have been evaluated and no reportable items were identified.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information contained herein or in other written or oral statements made by or on behalf of National Western Life Group, Inc. or its subsidiaries (the "Company") are or may be viewed as forward-looking. Although the Company has taken appropriate care in developing any such information, forward-looking information involves risks and uncertainties that could significantly impact actual results. These risks and uncertainties include, but are not limited to, matters described in the Company's SEC filings such as exposure to market risks, anticipated cash flows or operating performance, future capital needs, and statutory or regulatory related issues. However, as a matter of policy, the Company does not make any specific projections as to future earnings, nor does it endorse any projections regarding future performance that may be made by others. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments. Also, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments, or otherwise.

Management's discussion and analysis of the financial condition and results of operations (“MD&A”) of National Western Life Group, Inc. (formerly National Western Life Insurance Company and subsidiaries) for the three months ended March 31, 2016 follows. Where appropriate, discussion specific to the insurance operations of National Western Life Insurance Company is denoted by "National Western" or "company". This discussion should be read in conjunction with the Company's condensed consolidated financial statements and related notes beginning on page 3 of this report and with the 2015 Annual Report filed on Form 10-K with the SEC.

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

The Company monitors these factors continually as key business indicators. The discussion that follows in this Item 2 includes these indicators and presents information useful to an overall understanding of the Company's business performance for the three months ended March 31, 2016, incorporating required disclosures in accordance with the rules and regulations of the Securities and Exchange Commission.

Insurance Operations - Domestic

National Western is currently licensed to do business in all states and the District of Columbia except for New York. Products marketed are annuities, universal life insurance, fixed-index universal life, and traditional life insurance, which include both term and whole life products. The company's domestic sales have historically been more heavily weighted toward annuity products, which include single and flexible premium deferred annuities, single premium immediate annuities, and fixed-index annuities. Most of these annuities can be sold either as tax qualified or nonqualified products. At March 31, 2016, the Company maintained approximately 137,200 annuity contracts in force and 53,800 domestic life insurance policies in force representing $3.0 billion in face amount of coverage.

National Western markets and distributes its domestic products primarily through independent national marketing organizations ("NMOs"). These NMOs assist the company in recruiting, contracting, and managing independent agents. The company's agents are independent contractors who are compensated on a commission basis. The company currently has approximately 21,750 domestic independent agents contracted.

Insurance Operations - International

The company's international clientèle consists mainly of foreign nationals in upper socioeconomic classes. Insurance products are issued currently to residents of countries in South America, the Caribbean, Eastern Europe, and Asia based upon applications received in the Company's home office in Austin, Texas. Issuing policies to residents of countries in these different regions provides diversification that helps to minimize large fluctuations that could arise due to various economic, political, and competitive pressures that may occur from one country to another. Products issued to international residents are almost entirely universal life and traditional life insurance products. However, certain annuity and investment contracts are also available. At March 31, 2016, the company had approximately 67,500 international life insurance policies in force representing approximately $18.7 billion in face amount of coverage.

International applications are submitted by independent contractor consultants and broker-agents. The company has approximately 2,500 independent international consultants and brokers currently contracted.

There are some inherent risks of accepting international applications, which are not present within the domestic market, that are reduced substantially by the company in several ways. As previously described, National Western accepts applications from foreign nationals in upper socioeconomic classes who have substantial financial resources. This targeted customer base coupled with the company's conservative underwriting practices have historically resulted in claims experience, due to natural causes, similar to that in the United States. The company minimizes exposure to foreign currency risks by requiring payment of premiums, claims and other benefits entirely in United States dollars (except for a small block of business in Haiti whose policies are denominated in Haitian gourdes). National Western's fifty plus years of experience with the international products and its longstanding independent consultant and broker-agent relationships further serve to minimize risks.

SALES

Life Insurance

The following table sets forth information regarding National Western's life insurance sales activity as measured by annualized first year premiums. While the figures shown below are in accordance with industry practice and represent the amount of new business sold during the periods indicated, they are considered a non-GAAP financial measure. The Company believes sales are a measure of distribution productivity and are a leading indicator of future revenue trends. However, revenues are driven by sales in prior periods as well as in the current period and therefore, a reconciliation of sales to revenues is not meaningful or determinable.

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)

International:
Universal life	$477	685
Traditional life	408	837
Equity-index life	2,133	3,164

	3,018	4,686
Domestic:
Universal life	3	18
Traditional life	27	99
Equity-index life	3,919	3,991

	3,949	4,108

Totals	$6,967	8,794

Life insurance sales, as measured by annualized first year premiums, decreased 21% in the first quarter of 2016 as compared to the first quarter of 2015. By market segment, the domestic life insurance line of business declined 4% while the international life insurance line of business posted a 36% decrease over the comparable results during the first quarter of 2015.

The company's domestic operations life insurance product portfolio includes single premium universal life ("SPUL") and equity-index universal life ("EIUL") products as well as hybrids of the EIUL and SPUL products, combining features of these core products. Equity-index universal life products continue to be the predominant product sold in the domestic life market. Most of these sales are single premium mode products (one year, five year, or ten year) designed for transferring accumulated wealth tax efficiently into life insurance policies with limited underwriting due to lesser net insurance amounts at risk (face amount of the insurance policy less cash premium contributed). These products were designed and implemented several years ago targeting the accumulated savings of the Baby Boomer segment of the population entering their retirement years. The wealth transfer life products have been valuable offerings for the Company's distributors as evidenced by comprising nearly 99% of total domestic life sales in the first three months of 2016. The company also began offering graded death benefit whole life and term insurance (traditional) products on a trial basis through a contracted distributor and intends to make these products available to all contracted agents in 2016.

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

Applications submitted from residents of Latin America have historically comprised the majority of the company's international life insurance sales. As noted previously, the company's international sales by geographic market tend to fluctuate with the socio and economic climates in these regions. The company's mix of international sales by geographic region is as follows.

	Three Months Ended March 31,
	2016	2015

Percentage of International Sales:
Latin America	96.6%	87.2%
Pacific Rim	—	9.4
Eastern Europe/Asia	3.4	3.4

Totals	100.0%	100.0%

Year-to-date, the company has accepted new business from residents outside of the United States in over thirty different countries with Venezuela (30%), Peru (15%), Colombia (13%), and Ecuador (11%) comprising the regions with contributions of 10% or more of total international sales.

As previously disclosed in prior SEC filings, the Brazilian Superintendence of Private Insurance ("SUSEP") attempted to serve National Western in 2011 with a subpoena regarding an administrative proceeding initiated by SUSEP in which it alleged the company was operating as an insurance company in Brazil without due authorization. While the company believes that SUSEP has no jurisdiction over the company, the company has been in discussions with SUSEP in an effort to resolve this matter. In light of the pendency of discussions with Brazilian authorities, the company ceased accepting new applications from residents in Brazil in the fourth quarter of 2015. Additionally, after careful consideration of various factors, including segment performance and the volume of application submissions, the company ceased accepting applications from residents in certain other countries, primarily in Central America and the Pacific Rim. Sales of new policies issued to residents in these countries, including Brazil, represented approximately 24% of total international life insurance new business placed during 2015.

The average new policy face amounts since 2010 are as shown in the following table.

	Average New Policy Face Amount
	Domestic	International

Year ended December 31, 2010	164,800	338,600
Year ended December 31, 2011	178,500	363,600
Year ended December 31, 2012	254,900	380,200
Year ended December 31, 2013	286,000	384,000
Year ended December 31, 2014	286,600	382,600
Year ended December 31, 2015	274,500	342,500
Three months ended March 31, 2016	327,700	343,000

The company's efforts are directed toward maintaining its competitive advantages in accepting applications from upper socio-economic residents of international countries and to its wealth transfer strategies for domestic life sales. In both of these strategies the company's portfolio of fixed-index (equity indexed) life insurance products plays an important role. Fixed-index life products accounted for 87% of total life sales in the first three months of 2016, as compared to 81% for the same period in 2015.

The table below sets forth information regarding National Western's life insurance in force for each date presented.

	Insurance In Force as of
	March 31,
	2016	2015
	($ in thousands)

Universal life:
Number of policies	46,740	50,070
Face amounts	$5,290,230	6,726,330

Traditional life:
Number of policies	35,320	36,870
Face amounts	$3,571,270	3,590,130

Fixed-index life:
Number of policies	39,310	38,880
Face amounts	$9,683,380	9,758,750

Rider face amounts	$3,134,070	3,016,870

Total life insurance:
Number of policies	121,370	125,820
Face amounts	$21,678,950	23,092,080

At March 31, 2016, the company’s face amount of life insurance in force was comprised of $18.7 billion from the international line of business and $3.0 billion from the domestic line of business. At March 31, 2015, these amounts were $19.9 billion and $3.2 billion for the international and domestic lines of business, respectively.

Annuities

The following table sets forth information regarding the company's annuity sales activity as measured by single and annualized first year premiums. Similar to life insurance sales, these figures are considered a non-GAAP financial measure but are shown in accordance with industry practice and depict National Western's sales productivity.

	Three Months Ended March 31,
	2016	2015
	(In thousands)

Fixed-index annuities	$156,768	154,362
Other deferred annuities	10,911	12,878
Immediate annuities	1,129	957

Totals	$168,808	168,197

Annuity sales in the first quarter of 2016 were level with those of the first quarter of 2015. The company's mix of annuity sales have historically shifted with interest rate levels and the relative performance of the equity market. Over the past several years, sales of fixed-index products have accounted for 60% to 90% of all annuity sales. During the first three months of 2016, this percentage reached 93% reflecting the ongoing bull market run in equities since bottoming out in 2009 and the persisting low level of fixed interest rates. For all fixed-index products, the company purchases over the counter call options to hedge the equity return feature. The options are purchased relative to the issuance of the annuity contracts in such a manner to minimize timing risk. Generally, the index return during the indexing period (if the underlying index increases) becomes a component in a formula (set forth in the annuity), the result of which is credited as interest to contract holders electing the index formula crediting method at the beginning of the indexing period. The formula result can never be less than zero with these products. The company does not deliberately mismatch or under hedge for the equity feature of the products. Fixed-index products also provide the contract holder the alternative to elect a fixed interest rate crediting option.

With the advent of a low interest rate policy engineered by the Federal Reserve in response to the last financial crisis, company management evaluated the potential ramifications of continuing a high level of annuity sales in a depressed interest rate environment. Under the auspices of the company's enterprise risk management (ERM) processes, taking into consideration the Federal Reserve's announced intention to maintain interest rates at historically reduced levels over a prolonged period of time, the decision was made to curtail new sales to desired levels in order to minimize the level of assets added at low yield rates. While National Western does not subsidize its interest crediting rates on new policies in order to obtain market share, the Company's ERM considerations determined that managing to a lower level of annuity sales was prudent given the environment.

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

The following table sets forth information regarding annuities in force for each date presented.

	Annuities In Force as of
	March 31,
	2016	2015
	($ in thousands)

Fixed-index annuities
Number of policies	72,900	69,580
GAAP annuity reserves	$5,540,228	5,277,013

Other deferred annuities
Number of policies	49,450	52,230
GAAP annuity reserves	$2,025,671	2,227,560

Immediate annuities
Number of policies	14,860	16,700
GAAP annuity reserves	$369,735	366,685

Total annuities
Number of policies	137,210	138,510
GAAP annuity reserves	$7,935,634	7,871,258

Impact of Recent Business Environment

The Company's business is generally aided by an economic environment undergoing expansion, whether moderate or vibrant, characterized by metrics which indicate improving employment data and increases in personal income. The unemployment rate held steady during the first quarter at 5% and job creation averaged over 200,000 per month during this period. Investor sentiment was best characterized as cautious. The equity markets began the year with a higher level of volatility. Only following a strong performance in March were the negative returns experienced in January and February offset. Still, net outflows from stock funds were redirected into bond and money market funds in the first three months of the year.

Industry analysts and observers generally agree that a sudden jump in interest rate levels, while currently not thought to be a likely scenario, would be harmful to life insurers with interest-sensitive products as it could provide an impetus for abnormal levels of product surrenders and withdrawals at the same time fixed debt securities held by insurers declined in market value. At present, the concern has been the possibility that low interest rates will not go away as fast as expected and pressure on insurers' investment income could remain, potentially for an extended period of time. Recent indications from Federal Reserve members demonstrated an inclination to move at a much more deliberate pace in terms of rate changes than was previously signaled. Noting weakness of economic growth abroad, the Federal Reserve deferred further increases until later in 2016. It is uncertain what direction and at what pace interest rate movements may occur in the future and what impact, if any, such movements would have on the Company's business, results of operations, cash flows or financial condition.

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

Consolidated Operations

Revenues.  The following details Company revenues.

	Three Months Ended March 31,
	2016	2015
	(In thousands)

Universal life and annuity contract charges	$42,010	37,313
Traditional life premiums	4,173	4,347
Net investment income (excluding derivatives)	108,401	108,210
Other revenues	4,878	5,329

Operating revenues	159,462	155,199
Derivative gain (loss)	(12,901)	(8,287)
Net realized investment gains (losses)	2,381	978

Total revenues	$148,942	147,890

Universal life and annuity contract charges - Revenues for universal life and annuity contracts were slightly higher for the first three months in 2016 compared to 2015 primarily due to an increase in surrender charge revenue. Revenues for universal life and annuity products consist of policy charges for the cost of insurance, administration charges, and surrender charges assessed against policyholder account balances, less reinsurance premiums, as shown in the following table.

	Three Months Ended March 31,
	2016	2015
	(In thousands)

Contract Revenues:
Cost of insurance and administrative charges	$33,153	33,004
Surrender charges	11,439	8,947
Other charges	1,465	(722)
Gross contract revenues	46,057	41,229

Reinsurance premiums	(4,047)	(3,916)

Net contract revenues	$42,010	37,313

Cost of insurance charges typically trend with the size of the life insurance block in force and the amount of new business issued during the period. Life insurance in force during the three months ended March 31, 2016 averaged approximately $21.8 billion while for the same period of 2015 averaged $23.1 billion. Accordingly, for the three months ended March 31, 2016, cost of insurance charges increased slightly to $26.4 million from $26.2 million at March 31, 2015 reflecting larger domestic face amounts of insurance being added to the in force block of business replacing smaller face amounts terminated through death, surrender or lapsation. Administrative charges pertaining to new business issued remained level at $6.8 million for the three months ended March 31, 2016 versus March 31, 2015 primarily due to incremental accelerated death benefit premiums received offsetting the lower amount of life insurance policies issued.

Surrender charges assessed against policyholder account balances upon withdrawal increased 28% in the first three months of 2016 versus the comparable prior year period. While the Company earns surrender charge income that is assessed upon policy terminations, the Company's overall profitability is enhanced when policies remain in force and additional contract revenues are realized and the Company continues to make an interest rate spread equivalent to the difference it earns on its investment and the amount that it credits to policyholders. In the first quarter of 2016, lapse rates on domestic life insurance and annuity policies were generally consistent with the prior year. The increase in surrender charge income recognized in the current quarter reflects an increase in the international life insurance lapse rate. Surrender charge income recognized is also dependent upon the duration of policies at the time of surrender (i.e. later duration policy surrenders having a lower surrender charge assessed and earlier duration surrenders having a higher surrender charge).

Traditional life premiums - Traditional life premiums were down slightly in the first three months of 2016 compared to the same period in 2015. Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period. The Company has added graded death benefit whole life and term products in its domestic markets in recent years which has added marginally to premium revenues thus far. The first quarter year over year decline in traditional life premiums is a result of lower new sales in international markets along with an increase in termination activity. The Company's life insurance sales focus has historically been primarily centered around universal life products. Universal life products, especially the Company's equity indexed universal life products which offer the opportunity for consumers to acquire life insurance protection and receive credited interest linked in part to an outside market index, have been more popular product offerings in the Company's markets representing in excess of 90% of new life insurance sales for the periods shown.

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

	Three Months Ended March 31,
	2016	2015
	(In thousands)

Gross investment income:
Debt and equities	$104,966	103,227
Mortgage loans	1,658	2,706
Policy loans	919	952
Short-term investments	57	109
Other invested assets	1,072	1,518

Total investment income	108,672	108,512
Less: investment expenses	271	302

Net investment income (excluding derivatives)	108,401	108,210
Derivative gain (loss)	(12,901)	(8,287)

Net investment income	$95,500	99,923

For the three months ended March 31, 2016, debt and equity securities generated approximately 97% of total investment income, excluding derivative gain (loss). The Company's strategy is to invest substantially all of its cash flows in fixed debt securities consistent with its guidelines for credit quality, duration, and diversification. The relatively stable level of investment income from debt and equity securities through the first quarter of 2016 versus 2015 despite higher portfolio balances in the current period reflects higher yielding debt securities maturing or being called by borrowers and being replaced with lower yielding securities in the current interest rate environment. Investment yields on new bond purchases during the first three months of 2016 remained below the portfolio's weighted average yield slightly below 4.25%.

Mortgage loan investment income for the three months ended March 31, 2016 decreased over the comparable period in 2015 reflecting a gradual decline in the portfolio balance from $143.9 million at March 31, 2015 to $110.5 million at March 31, 2016. The Company's new mortgage loan activity has been relatively low in recent years given the low level of rates and the higher level of risk associated with commercial properties in the current economic environment. However, this has been identified as an area of investment focus going forward. During the three months ended March 31, 2016 the Company originated new mortgage loans in the amount of $15.5 million compared to $1.3 million in the comparable period of 2015.

In order to evaluate underlying profitability and results from ongoing operations, net investment income performance is analyzed excluding derivative gain (loss), which is a common practice in the insurance industry.  Net investment income and average invested assets shown below includes cash and cash equivalents. Net investment income performance is summarized as follows.

	Three Months Ended March 31,
	2016	2015
	(In thousands)

Excluding derivatives:
Net investment income	$108,401	108,210
Average invested assets, at amortized cost	$10,350,005	9,992,103
Annual yield on average invested assets	4.19%	4.33%

Including derivatives:
Net investment income	$95,500	99,923
Average invested assets, at amortized cost	$10,390,299	10,097,240
Annual yield on average invested assets	3.68%	3.96%

The lower yield on average invested assets, excluding derivatives, through the first quarter of 2016 compared to 2015 is due to ongoing lower yields obtained on new fixed maturity debt securities investments. During 2015, the average yield on bond purchases to fund insurance operations was 3.51% representing a 1.36% spread over treasury rates. Insurance operation bond purchases through the first quarter of 2016 increased somewhat with an average yield of 3.66% primarily the result of spreads increasing to 1.82% over treasury rates. The yield rates during both 2015 and 2016 are below the weighted average bond portfolio rate which was slightly below 4.25% at March 31, 2016. The weighted average quality of new purchases during the first three months was "A-", which was the same as the overall quality rating of purchases during 2015. The composite duration of purchases during the first three months of 2016 matched that for 2015 purchases. The Company's general investment strategy is to purchase securities with maturity dates approximating ten years in the future. Accordingly, an appropriate measure for benchmarking the direction of interest rate levels for the Company's debt security purchases is the ten year treasury bond rate. After ending 2015 at a rate of 2.27%, the daily closing yield of the ten year treasury bond ranged from a low of approximately 1.65% to a high of 2.25% during the first three months of 2016, and ended the first calendar quarter at 1.77%.

The pattern in average invested asset yield, including derivatives, incorporates increases and decreases in the fair value of index options purchased by the Company to support its fixed-index products. Fair values of the purchased call options decreased during the periods shown corresponding to the movement in equity market indices. Refer to the derivatives discussion below for a more detailed explanation of these instruments.

Other revenues - Other revenues primarily pertain to the Company's two nursing home operations in Reno, Nevada and San Marcos, Texas. Revenues associated with these operations were $4.8 million and $5.2 million for the three months ended March 31, 2016 and 2015, respectively. Lower nursing home revenues reflect lower census figures at the facilities thus far in 2016 given local competition for residents and a change in mix of payor sources toward lower reimbursement patient types.

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

Gains and losses from index options are substantially due to changes in equity market conditions. Index options are intended to act as hedges to match the returns on the product's underlying reference index and the rise or decline in the index relative to the index level at the time of the option purchase which causes option values to likewise rise or decline. As income from index options fluctuates with the underlying index, the contract interest expense to policyholder accounts for the Company's fixed-index products also fluctuates in a similar manner and direction. For the quarter ended March 31, 2016, the reference indices decreased and the Company recorded an overall loss from index options as shown below.

	Three Months Ended March 31,
	2016	2015
	(In thousands)

Derivatives:
Unrealized gain (loss)	$3,733	(21,418)
Realized gain (loss)	(16,634)	13,131

Total gain (loss) included in net investment income	$(12,901)	(8,287)

Total contract interest	$49,017	49,039

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

Net realized investment gains (losses) - Realized gains on investments in 2016 primarily resulted from bond calls and sales. The net gains reported for the three months ended March 31, 2016 consisted of gross gains of $2.5 million offset by gross losses of $0.1 million. No other-than-temporary credit impairment losses were recorded during the three months ended March 31, 2016 and 2015.

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

Three Months Ended March 31,
	2016	2015
(In thousands)

Impairment or valuation write-downs:
Bonds	$—	—
Equities	—	—

Total	$—	—

As shown in the table above, the Company recognized no impairments during the first three months of 2016 and 2015. While the Company frequently impairs equity securities in reporting periods, the level of potential impairments in the periods shown did not approach the threshold of materiality. Equity securities (common stocks) represent 0.1% of invested assets and individual common stock holdings have an average cost basis of approximately $38,000.

Benefits and Expenses.  The following table details benefits and expenses.

	Three Months Ended March 31,
	2016	2015
	(In thousands)

Life and other policy benefits	$15,601	19,266
Amortization of deferred policy acquisition costs	35,220	27,652
Universal life and annuity contract interest	49,017	49,039
Other operating expenses	23,307	20,510

Totals	$123,145	116,467

Life and other policy benefits - Death claim benefits, the largest component of policy benefits, decreased to $8.0 million in the first quarter of 2016 compared to $13.0 million for the first three months of 2015. Death claim amounts are generally subject to variation from period to period and the experience incurred in the first quarter of 2015 was atypically higher than historical levels. The Company's overall mortality experience has generally been consistent with or better than its product pricing assumptions.

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

The following table identifies the effects of unlocking and true-up adjustments on DPAC balances recorded through amortization expense for the three months ended March 31, 2016 and 2015.

Increase (Decrease) in DPAC Balance	Three Months Ended March 31,
	2016	2015
	(In thousands)

Unlocking	$—	1,810
True-up	360	1,420

Totals	$360	3,230

True-up adjustments were recorded in 2016 and 2015 relative to partial surrender rates, mortality rates, credited interest rates and earned rates for the current year's experience. In the first quarter, true-up adjustments resulted in a $0.4 million decrease in amortization expense for 2016 and a $1.4 million decrease for 2015. The true-up adjustments for the life insurance lines of business were positive (decrease to amortization expense) by $6.2 million in the first three months of 2016 whereas the true-up adjustments for the annuity line of business during the same period were negative by $5.8 million incrementally adding to amortization expense. For the three months ended March 31, 2015, true-up adjustments for the life insurance lines of business were positive (decrease to amortization expense) by $3.5 million while true-up adjustments for the annuity line of business increased amortization expense by $2.1 million.

In the three months ended March 31, 2016, the Company did not unlock its DPAC balance. In the quarter ended March 31, 2015, the Company unlocked the DPAC balance associated with its International Life segment for favorable mortality experience on one of its universal life products. The effect of the prospective unlocking was to increase DPAC balances by $7.1 million (and decrease amortization expense). In addition, the Company unlocked the DPAC balance associated with its annuity segment for future assumptions pertaining to product development override costs (trailer commissions) which it is obligated to pay to certain contracted National Marketing Organizations. The effect of the prospective unlocking was to decrease DPAC balances by $5.3 million (and increase amortization expense). While the Company is required to evaluate its emergence of profits continually, management believes that the current amortization patterns of deferred policy acquisition costs, incorporating these unlocking adjustments, are reflective of actual experience.

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

The Company's approximated average credited rates through the first three months, excluding and including fixed-index (derivative) products, were as follows:

	March 31,		March 31,
	2016	2015	2016	2015
	(Excluding fixed-index products)		(Including fixed-index products)

Annuity	2.32%	2.49%	1.91%	1.93%
Interest sensitive life	3.65%	3.74%	2.82%	2.99%

Contract interest including fixed-index products also encompasses the performance of the index options associated with the Company's fixed-index products. As previously noted, the market performance of these derivative features resulted in net realized and unrealized gains/(losses) of $(12.9) million and $(8.3) million for the quarters ended March 31, 2016 and 2015, respectively.

Similar to deferred policy acquisition costs, the Company defers sales inducements in the form of first year credited interest bonuses on annuity products that are directly related to the production of new business. These bonus interest charges are deferred and amortized using the same methodology and assumptions used to amortize other capitalized acquisition costs and the amortization is included in contract interest. In addition, deferred sales inducement balances are also reviewed periodically to ascertain whether actual experience has deviated significantly from that assumed (unlock) and are adjusted to reflect current policy lapse or termination rates, expense levels and credited rates on policies compared to anticipated experience (true-up). These adjustments, plus or minus, are included in contract interest expense. For the three months ended March 31, 2016 and 2015, the Company recorded true-up adjustments of its deferred sales inducement balances resulting in increased (decreased) balance sheet amounts of $(1.8) million and $(0.5) million, respectively, which thereby (increased) decreased contract interest expense by a like amount.

The Company also unlocked its deferred sales inducement balance in the first three months of 2015 associated with its annuity segment for future expense assumptions pertaining to product development override costs as previously discussed. The effect of the prospective unlocking was to decrease the deferred sales inducement balance by $1.8 million which increased contract interest expense by the same amount. No unlocking adjustments were made in the first three months of 2016.

Other operating expenses - Other operating expenses consist of general administrative expenses, licenses and fees, commissions not subject to deferral, nursing home expenses and compensation costs. These expenses for the three months ended March 31, 2016 and 2015 are summarized in the table that follows.

	Three Months Ended March 31,
	2016	2015
	(In thousands)

General insurance expenses	$11,001	7,193
Nursing home expenses	4,616	4,695
Compensation expenses	3,393	4,497
Commission expenses	2,618	2,746
Taxes, licenses and fees	1,679	1,379

Totals	$23,307	20,510

General insurance expenses include provisions for litigation and other settlement payments made in lieu of litigation. As discussed in the Legal Proceedings section of the footnotes to the condensed consolidated financial statements, the Company charged $2.9 million against earnings in the first quarter of 2016 related to an annuity contract matter in Puerto Rico. General insurance expenses also include expenditures for software and amortization of previously capitalized information technology expenditures. In the first quarter of 2016, the Company began processing new policy applications for certain lines of business on a proprietary policy administration system that had been under development for a number of years. Amortization of the costs capitalized in development of this system commenced in the first quarter of 2016 and the amortization expense approximated $1.3 million for the quarter. This quarterly amortization amount will continue for the next seven years.

Nursing home expenses reflect the operations of the two facilities owned by the Company. Expenses during the first quarter of 2016 were consistent with previous periods.

Compensation expenses include share-based compensation costs for the Company’s stock option plans related to outstanding vested and nonvested stock options and SARs. As further discussed in Note 7 to the condensed consolidated financial statements, the Company awarded 14,643 new SARs to officers of National Western during the first quarter of 2016. No stock options or SARs were awarded in the quarter ended March 31, 2015. The related share-based compensation costs move in tandem not only with the number of stock options and SARs outstanding but also with the movement in the market price of the Company's Class A common stock as a result of marking the stock options and SARs to fair value under the liability method of accounting. Consequently, the related expense amount varies positive or negative in any given period. For the three months ended March 31, 2016 share based compensation expense was $(1.5) million while for the comparable period in 2015 share based compensation expense was $(0.8) million.

Taxes, licenses and fees include premium taxes and licensing fees paid to state insurance departments, guaranty fund assessments, the company portion of social security and Medicare taxes, and other state and municipal taxes. For the three months ended March 31, 2016, these amounts increased from the comparable period in 2015 largely due to higher premium tax remittances to state insurance departments which were $0.8 million in the current year compared to $0.4 million in the prior year.

Federal Income Taxes. Federal income taxes on earnings from operations reflect an effective tax rate of 33.1% for the three months ended March 31, 2016 compared to 32.1% for the three months ended March 31, 2015. The Company's effective tax rate is typically lower than the Federal rate of 35% due to tax-exempt investment income related to municipal securities and dividends-received deductions on income from stocks.

Segment Operations

Summary of Segment Earnings
A summary of segment earnings for the three months ended March 31, 2016 and 2015 is provided below. The segment earnings exclude realized gains and losses on investments, net of taxes.

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
	(In thousands)

Segment earnings (losses):
Three months ended:
March 31, 2016	$514	12,205	(377)	3,370	15,712
March 31, 2015	$(2,229)	13,881	5,351	3,687	20,690

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below.

	Three Months Ended March 31,
	2016	2015
	(In thousands)

Premiums and other revenues:
Premiums and contract charges	$7,659	6,487
Net investment income	6,133	7,165
Other revenues	24	16

Total revenues	13,816	13,668

Benefits and expenses:
Life and other policy benefits	3,621	5,113
Amortization of deferred policy acquisition costs	2,011	3,181
Universal life insurance contract interest	3,843	4,939
Other operating expenses	3,575	3,715

Total benefits and expenses	13,050	16,948

Segment earnings (loss) before Federal income taxes	766	(3,280)
Provision (benefit) for Federal income taxes	252	(1,051)

Segment earnings (loss)	$514	(2,229)

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

	Three Months Ended March 31,
	2016	2015
	(In thousands)

Universal life insurance revenues	$8,391	7,197
Traditional life insurance premiums	1,193	983
Reinsurance premiums	(1,925)	(1,693)

Totals	$7,659	6,487

The Company's domestic life insurance in force in terms of policy count has been declining for several years resulting in lower universal life contract revenue charges. The pace of new policies issued has lagged the number of policies terminated from death or surrender by roughly a two-to-one rate over the past couple of years causing a declining level of insurance in force from which contract charge revenue is received. Consequently, the number of domestic life insurance policies in force has declined from 55,700 at December 31, 2014 to 54,300 at December 31, 2015, and to 53,800 at March 31, 2016. Universal life insurance revenues are also generated with the issuance of new business based upon amounts per application and percentages of the face amount (volume) of insurance issued. Revenues associated with issuing new business are typically greater than that realized in a renewal period for in force policies. The number of domestic life policies issued in the first three months of 2016 was 19% lower than in the comparable period for 2015 and the volume of insurance issued was 1% less than that in 2015. Universal life insurance revenues also include surrender charge income realized on terminating policies. While policy count termination rates were consistent in the first quarter of 2016 with the prior year, the face amount of insurance terminating increased reflecting more recently issued policies leaving the in force block.

Premiums collected on universal life products are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings in accordance with GAAP.  Actual domestic universal life premiums collected are detailed below.

	Three Months Ended March 31,
	2016	2015
	(In thousands)

Universal life insurance:
First year and single premiums	$27,526	26,479
Renewal premiums	5,267	5,061

Totals	$32,793	31,540

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

Net investment income for this segment of business, excluding derivative gain/(losses), has been gradually increasing due to the increased new business activity described above and a higher level of investments needed to support the corresponding growth in policy obligations. The increase in net investment income has been partially muted by lower investment yields from debt security investment purchases during this time frame. Net investment income also includes the gains and losses on index options purchased to back the index crediting mechanism on fixed-index universal products.

A detail of net investment income for domestic life insurance operations is provided below.

	Three Months Ended March 31,
	2016	2015
	(In thousands)

Net investment income (excluding derivatives)	$8,274	7,150
Derivative gain (loss)	(2,141)	15

Net investment income	$6,133	7,165

Life and policy benefits for a smaller block of business are subject to variation from quarter to quarter. Claim activity during the first three months of 2016 was in line with historical trends and lower compared to the first quarter of 2015 which witnessed higher claims activity. The number of incurred claims during the first three months of 2016 declined 12% compared to the first three months of 2015 and the average claim amount decreased from $25,000 to $23,000, respectively. The low face amount per claim reflects the older block of domestic life insurance policies sold which were final expense type products (i.e. purchased to cover funeral costs) and fewer claims from recent policy sales which have much higher face amounts of insurance coverage per policy. The Company's overall mortality experience for this segment is in line with pricing assumptions.

As noted previously in the discussion of Results of Operations, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience with the adjustment reflected in current period amortization expense. To the extent required, the Company may also record unlocking adjustments to DPAC balances. The following table identifies the effects of unlocking and true-up adjustments on domestic life insurance DPAC balances recorded through amortization expense for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015
	(In thousands)

Increase (Decrease) in DPAC Balance
Unlocking	$—	—
True-up	1,860	950

Totals	$1,860	950

As noted in the table above, the true-up adjustments recorded increased the DPAC balance on the condensed consolidated balance sheets which conversely reduced amortization expense in current earnings by a like amount for the periods shown.

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

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below.

	Three Months Ended March 31,
	2016	2015
	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$32,788	30,333
Net investment income	6,847	8,614
Other revenues	36	86

Total revenues	39,671	39,033

Benefits and expenses:
Life and other policy benefits	5,168	6,205
Amortization of deferred policy acquisition costs	5,105	(650)
Universal life insurance and annuity contract interest	5,683	7,130
Other operating expenses	5,526	5,922

Total benefits and expenses	21,482	18,607

Segment earnings (losses) before Federal income taxes	18,189	20,426
Provision (benefit) for Federal income taxes	5,984	6,545

Segment earnings (loss)	$12,205	13,881

As with domestic life operations, revenues from the international life insurance segment include both premiums on traditional type products and contract revenues from universal life insurance. A comparative detail of premiums and contract revenues is provided below.

	Three Months Ended March 31,
	2016	2015
	(In thousands)

Universal life insurance revenues	$29,932	29,192
Traditional life insurance premiums	4,979	3,363
Reinsurance premiums	(2,123)	(2,222)

Totals	$32,788	30,333

In general, universal life revenues and operating earnings are anticipated to emerge with growth in the amount of international life insurance in force. The volume of insurance in force contracted from $20.0 billion at December 31, 2014 to $19.0 billion at December 31, 2015 and further decreased to $18.7 billion at March 31, 2016. Universal life insurance revenues are also generated with the issuance of new business based upon amounts per application and percentages of the face amount (volume) of insurance issued. The number of international life policies issued in the first three months of 2016 was 36% lower than in the first three months of 2015 while the volume of insurance issued was 37% less than that issued in 2015 during the same period as a result of ceasing the acceptance of applications from residents from certain countries in the fourth quarter of 2015.

A third component of international universal life revenues include surrender charges assessed upon surrender of contracts by policyholders. At the height of the financial crisis in 2008 through 2010 the Company's international policyholders exhibited concern regarding the developments in U.S. financial markets. This evidenced itself in the Company's termination activity in its international life policies in force. The Company incurred higher termination experience than is typical which resulted in recognition of increased surrender charge fee income. This level of termination activity subsequently subsided in 2011 with the termination activity over the following years remaining relatively stable. In 2015, termination activity revisited the levels last seen during the 2008 through 2010 during the period resulting in additional surrender charge fee revenues. The following table illustrates the Company's recent international life termination experience.

	Amount in $'s	Annualized Termination Rate
	(millions)

Volume In Force Terminations
Year ended December 31, 2011	$1,465.1	7.3%
Year ended December 31, 2012	1,828.4	8.7%
Year ended December 31, 2013	1,838.5	8.6%
Year ended December 31, 2014	1,825.5	8.4%
Year ended December 31, 2015	2,659.1	12.3%
Three months ended March 31, 2016	581.1	11.6%

As noted previously, premiums collected on universal life products are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings in accordance with GAAP. Actual international universal life premiums collected are detailed below.

	Three Months Ended March 31,
	2016	2015
	(In thousands)

Universal life insurance:
First year and single premiums	$4,166	5,674
Renewal premiums	23,201	25,035

Totals	$27,367	30,709

The Company's most popular international products have been its fixed-index universal life products in which the policyholder can elect to have the interest rate credited to their policy account values linked in part to the performance of an outside equity index. Included in the totals in the above table are collected premiums for fixed-index universal life products of approximately $17.4 million and $20.0 million for the first three months of 2016 and 2015, respectively. The decline in renewal premiums during the first quarter of 2016 compared to 2015 corresponds with the increased termination activity discussed above.

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

	Three Months Ended March 31,
	2016	2015
	(In thousands)

Net investment income (excluding derivatives)	$8,975	9,753
Derivative gain (loss)	(2,128)	(1,139)

Net investment income	$6,847	8,614

For liability purposes, the embedded option in the Company's policyholder obligations for this feature is bifurcated and reserved for separately. Accordingly, the impact for the embedded derivative component in the equity-index universal life product is reflected in the contract interest expense for each respective period.

Life and policy benefits primarily consist of death claims on policies. The Company's clientèle for international products are generally wealthy individuals with access to U.S. dollars and quality medical care. Consequently, the amounts of coverage purchased tend to be larger amounts than those for domestic life insurance. In the year ended December 31, 2015, the average face amount of insurance purchased was $343,000, and in the first three months of 2016, the average was also $343,000. While life and policy benefit expense for the international life segment reflects the larger policies purchased, mortality due to natural causes is comparable to that in the United States. The Company's maximum risk exposure per insured life is capped at $500,000 through reinsurance. Similar to the domestic life line of business, the average international life net claim amount in the first three months of 2016 decreased from that in the first three months of 2015 to $137,000 from $202,000. In addition, the number of claims incurred during the first quarter of 2016 declined 26% from the prior year level.

The Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking and true-up adjustments on international life insurance DPAC balances recorded through amortization expense for the for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015
	(In thousands)

Increase (Decrease) in DPAC Balance
Unlocking	$—	7,120
True-up	4,310	2,600

Totals	$4,310	9,720

In the three months ended March 31, 2015, the Company unlocked the DPAC balance associated with its International Life segment for favorable mortality experience on one of its universal life products. The effect of the prospective unlocking was to increase DPAC balances by $7.1 million (and decrease amortization expense). True-up adjustments in the first three months of 2016 and 2015 increased the DPAC balance on the condensed consolidated balance sheet and decreased amortization expense in current earnings by a like amount.

As indicated in the discussion concerning net investment income, contract interest expense includes fluctuations that are the result of the effect upon the embedded derivative for the performance of underlying equity indices associated with fixed-index universal life products. The amounts realized on purchased call options approximate the amounts the Company credits to policyholders.

Annuity Operations

The Company's annuity operations are almost exclusively in the United States. Although some of the Company's investment contracts are available to international residents, current sales of these are small relative to total annuity sales. A comparative analysis of results of operations for the Company's annuity segment is detailed below.

	Three Months Ended March 31,
	2016	2015
	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$5,736	4,840
Net investment income	77,639	79,236
Other revenues	60	15

Total revenues	83,435	84,091

Benefits and expenses:
Life and other policy benefits	6,812	7,948
Amortization of deferred policy acquisition costs	28,104	25,121
Annuity contract interest	39,491	36,970
Other operating expenses	9,590	6,178

Total benefits and expenses	83,997	76,217

Segment earnings (loss) before Federal income taxes	(562)	7,874
Provision (benefit) for Federal income taxes	(185)	2,523

Segment earnings (loss)	$(377)	5,351

Premiums and contract charges primarily consist of surrender charge income recognized on terminated policies. The amount of the surrender charge income recognized is determined by the volume of surrendered contracts as well as the duration of each contract at the time of surrender given the pattern of declining surrender charge rates over time that is common to most annuity contracts. The Company's lapse rate for annuity contracts in the first three months of 2016 was 6.5% compared to 6.7% during the same period in 2015.

Deposits collected on annuity contracts are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings, in accordance with GAAP. Actual annuity deposits collected for the three months ended March 31, 2016 and 2015 are detailed below.

	Three Months Ended March 31,
	2016	2015
	(In thousands)

Fixed-index annuities	$154,030	160,307
Other deferred annuities	11,528	10,129
Immediate annuities	1,525	2,790

Totals	$167,083	173,226

Fixed-index products are more attractive for consumers when interest rate levels remain low and equity markets produce positive returns. Since the Company does not offer variable products or mutual funds, fixed-index products provide an important alternative to the Company's existing fixed interest rate annuity products. Fixed-index annuity deposits as a percentage of total annuity deposits were 92% and 93% for the three months ended March 31, 2016 and 2015, respectively. The percentage of fixed-index products of total annuity sales reflects the low interest rate environment and the ongoing bull market in equities.

As a selling inducement, some of the deferred products, as well as the fixed-index annuity products, include a first year interest bonus ranging from 1% to 7% depending upon the product, in addition to the base first year interest rate. Other products include a premium bonus ranging from 2% to 10% which is credited to the account balance when premiums are applied. These bonus rates are deferred in conjunction with other capitalized policy acquisition costs. The amounts deferred to be amortized over future periods amounted to approximately $4.2 million and $3.8 million during the first three months of 2016 and 2015, respectively. Amortization of deferred sales inducements is included as a component of annuity contract interest as described later in this discussion of Annuity Operations.

A detail of net investment income for annuity operations is provided below.

	Three Months Ended March 31,
	2016	2015
	(In thousands)

Net investment income (excluding derivatives)	$86,271	86,399
Derivative gain (loss)	(8,632)	(7,163)

Net investment income	$77,639	79,236

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

Consistent with the domestic and international life segments, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking and true-up adjustments on annuity DPAC balances recorded through amortization expense for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015
	(In thousands)

Increase (Decrease) in DPAC Balance
Unlocking	$—	(5,310)
True-up	(5,810)	(2,130)

Totals	$(5,810)	(7,440)

The Company unlocked the DPAC balance associated with its annuity segment in the first quarter of 2015 for future expense assumptions pertaining to product development override costs (trailer commissions) which it is obligated to pay to certain contracted National Marketing Organizations. The effect of the prospective unlocking was to decrease DPAC balances by $5.3 million (and increase amortization expense). No unlocking adjustments were recorded in the first three months of 2016.

As the true-up adjustments decreased the DPAC balances on the condensed consolidated balance sheet for the three months ended March 31, 2016 and 2015, a corresponding increase in DPAC amortization expense was recorded in the Company's Condensed Consolidated Statements of Earnings in each respective period. The increase in the negative true-up adjustment for the Annuity line of business is due to the impact of spread compression on the Company's interest rate margin. The effect of spread compression is to reduce the estimated gross profits for the product line and result in higher amortization of DPAC balances than expected.

Annuity contract interest includes the equity component return associated with the call options purchased to hedge the Company's fixed-index annuities. The detail of fixed-index annuity contract interest as compared to contract interest for all other annuities is as follows:

	Three Months Ended March 31,
	2016	2015
	(In thousands)

Fixed-index annuities	$16,081	10,037
All other annuities	21,018	22,263

Gross contract interest	37,099	32,300
Bonus interest deferred and capitalized	(4,205)	(3,836)
Bonus interest amortization	6,597	8,506

Total contract interest	$39,491	36,970

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

Annuity contract interest includes true-up adjustments for the deferred sales inducement balance. True-up adjustments for the deferred sales inducement balance are made each period similar to that done with respect to DPAC balances. For the three months ended March 31, 2016 and 2015, deferred sales inducement balances on the condensed consolidated balance sheet were increased (reduced) by $(1.8) million and $(0.5) million, respectively, for true-up adjustments. These adjustments are included in the above table as an (addition) decrease to bonus interest amortization. The Company also unlocked its deferred sales inducement balance in the first quarter of 2015 associated with the annuity segment for future expense assumptions pertaining to product development override costs as previously discussed. The effect of the prospective unlocking was to decrease the deferred sales inducement balance by $1.8 million which increased contract interest expense by the same amount. No unlocking adjustments were made in the first three months of 2016.

The majority of litigation and legal matters the Company is involved with emanate from annuity products. The $2.9 million litigation provision discussed in the Consolidated Operations section of this report was allocated to the Annuity Operations segment and is included in other operating expenses in the first quarter of 2016.

Other Operations

The Company's primary business encompasses its domestic and international life insurance operations and its annuity operations of National Western. However, NWLGI and National Western also have small real estate, nursing home, and other investment operations through their wholly owned subsidiaries. Nursing home operations generated $0.2 million and $0.5 million of operating earnings in the first three months of 2016 and 2015, respectively. The remaining pre-tax earnings of $4.8 million and $4.9 million in Other Operations during the three month periods represent investment income from real estate, municipal bonds, and common and preferred equities held in subsidiary company portfolios principally for tax advantage purposes.

INVESTMENTS

General

The Company's investment philosophy emphasizes the careful handling of policyowners' and stockholders' funds to achieve security of principal, to obtain the maximum possible yield while maintaining security of principal, and to maintain liquidity in a measure consistent with current and long-term requirements of the Company.

The Company's overall conservative investment philosophy is reflected in the allocation of its investments, which is detailed below. The Company emphasizes investment grade debt securities.

	March 31, 2016		December 31, 2015
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Debt securities	$10,101,143	97.3	$10,035,189	97.4
Mortgage loans	110,520	1.1	108,311	1.1
Policy loans	60,488	0.6	61,957	0.6
Derivatives, index options	42,179	0.4	38,409	0.4
Real estate	32,480	0.3	16,333	0.2
Equity securities	18,466	0.2	18,361	0.2
Other	15,182	0.1	10,454	0.1

Totals	$10,380,458	100.0	$10,289,014	100.0

Debt and Equity Securities

The Company maintains a diversified portfolio which consists mostly of corporate, mortgage-backed, and public utility fixed income securities. Investments in mortgage-backed securities primarily include U.S. Government agency pass-through securities and collateralized mortgage obligations ("CMO"). The Company's investment guidelines prescribe limitations by type of security as a percent of the total investment portfolio and all holdings were within these threshold limits. As of March 31, 2016 and December 31, 2015, the Company's debt securities portfolio consisted of the following classes of securities:

	March 31, 2016		December 31, 2015
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Corporate	$6,833,617	67.6	$6,814,793	68.0
Residential mortgage-backed securities	1,512,744	15.0	1,542,587	15.4
Public utilities	1,263,143	12.5	1,178,622	11.7
State and political subdivisions	442,194	4.4	436,493	4.3
U.S. agencies	10,015	0.1	15,019	0.1
Asset-backed securities	26,917	0.3	35,393	0.4
Foreign governments	10,585	0.1	10,355	0.1
U.S. Treasury	1,928	—	1,927	—

Totals	$10,101,143	100.0	$10,035,189	100.0

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

	Three Months Ended March 31,	Year Ended December 31,
	2016	2015
	($ In thousands)

Cost of acquisitions	$120,278	$1,309,930
Average credit quality	A-	A-
Effective annual yield	3.66%	3.51%
Spread to treasuries	1.82%	1.36%
Effective duration	8.0 years	8.5 years

Rating agencies generally view mortgage-backed securities as having additional risk for insurers holding interest sensitive liabilities given the potential for asset/liability disintermediation. Consequently, the Company holds predominantly agency mortgage-backed securities. Because mortgage-backed securities are subject to prepayment and extension risk, the Company has substantially reduced these risks by investing in collateralized mortgage obligations ("CMO"), which have more predictable cash flow patterns than pass-through securities. These securities, known as planned amortization class I ("PAC I"), very accurately defined maturity ("VADM") and sequential tranches are designed to amortize in a more predictable manner than other CMO classes or pass-throughs. The Company does not purchase tranches, such as PAC II and support tranches, that subject the portfolio to greater than average prepayment risk. Using this strategy, the Company can more effectively manage and reduce prepayment and extension risks, thereby helping to maintain the appropriate matching of the Company's assets and liabilities.

In addition to diversification, an important aspect of the Company's investment approach is managing the credit quality of its investment in debt securities. Thorough credit analysis is performed on potential corporate investments including examination of a company's credit and industry outlook, financial ratios and trends, and event risks. This emphasis is reflected in the high average credit rating of the Company's debt securities portfolio with 98.2%, as of March 31, 2016, held in investment grade securities. In the table below, investments in debt securities are classified according to credit ratings by nationally recognized statistical rating organizations.

	March 31, 2016		December 31, 2015
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

AAA	$100,170	1.0	$97,068	1.0
AA	2,268,069	22.5	2,361,417	23.5
A	3,432,722	34.0	3,399,230	33.9
BBB	4,113,670	40.7	4,016,665	40.0
BB and other below investment grade	186,512	1.8	160,809	1.6

Totals	$10,101,143	100.0	$10,035,189	100.0

The Company's investment guidelines do not allow for the purchase of below investment grade securities.  The investments held in debt securities below investment grade are the result of subsequent downgrades of the securities.  These holdings are further summarized below.

	Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	% of Invested Assets
	(In thousands, except percentages)

March 31, 2016	$197,054	186,512	186,929	1.8%

December 31, 2015	$166,508	160,809	160,867	1.6%

The Company's percentage of below investment grade securities as of March 31, 2016 compared with the percentage at December 31, 2015 increased mostly due to downgrade of several securities principally energy-related entities. The Company's holdings of below investment grade securities are relatively small and as a percentage of total invested assets low compared to industry averages.

Holdings in below investment grade securities by category as of March 31, 2016 are summarized below, including March 31, 2016 and December 31, 2015 fair values for comparison. The Company continually monitors developments in these industries for issues that may affect security valuation.

	Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	Fair Value
Industry Category	March 31, 2016	March 31, 2016	March 31, 2016	December 31, 2015
	(In thousands)

Retail	$14,974	15,844	15,844	15,525
Telecommunications	5,044	4,650	4,650	4,850
Asset-backed securities	12,139	12,305	13,866	16,736
Residential mortgage-backed	1,601	1,566	1,566	1,789
Oil & Gas	35,092	26,707	26,707	15,570
Manufacturing	39,015	39,665	41,093	41,768
Banking/finance	15,000	15,000	14,100	13,800
Other	74,189	70,775	69,103	50,829

Totals	$197,054	186,512	186,929	160,867

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

In the energy sector, oil prices have witnessed a precipitous drop in prices over the past two years. This severe downturn has affected the credit quality of individual companies. At March 31, 2016 and December 31, 2015, the Company's aggregate holdings in this sector approximated $958 million and $939 million, respectively. These holdings represented debt securities issued by approximately forty companies in the oil and gas industry. The Company's oil and gas debt securities were 97.2% investment grade as of the balance sheet date. Further mitigating the risk of the Company's holdings in this sector was ample diversification by subsector (integrated, independent, pipeline, servicer, and equipment).

Certain European countries have experienced varying degrees of financial stress. Risks from the continued debt crisis in Europe, while not as highly publicized recently, could continue to disrupt financial markets and have a detrimental impact on global conditions as well as on sovereign and non-sovereign obligations.The Company has no exposure to the sovereign debt of Portugal, Ireland, Italy, Greece or Spain. These countries in particular had been experiencing the more significant economic, fiscal and political strains that increase the likelihood of default for sovereign countries. Additionally, the Company has no exposure to the debt of financial institutions domiciled in these countries.

However, the Company does have exposure to the debt of non-financial companies in certain of these countries. The following tables show bond holdings at March 31, 2016 of non-financial companies that are domiciled in Portugal, Ireland, Italy, or Spain held in the available for sale and held to maturity debt security portfolios.

Securities Available for Sale		Amortized Cost	Fair Value
Company	S&P Rating	March 31, 2016	March 31, 2016	Country Domiciled
	(In thousands)

Allergan	BBB-	$22,705	23,417	Ireland
CRH	BBB+	25,749	27,135	Ireland
Medtronic	A	34,125	37,000	Ireland
Telefonica	BBB	11,796	12,296	Spain

Totals		$94,375	99,848

Securities Held to Maturity		Amortized Cost	Fair Value
Company	S&P Rating	March 31, 2016	March 31, 2016	Country Domiciled
	(In thousands)

EDP	BB+	$17,277	18,284	Portugal
Enel	BBB	19,955	21,511	Italy
Finmeccanica	BB+	15,014	16,275	Italy
Iberdrola Finance	BBB	2,943	3,385	Spain
Kerry Group	BBB+	21,961	21,778	Ireland
Medtronic	A	19,965	20,698	Ireland
Telefonica	BBB	8,076	8,948	Spain
Perrigo	BBB	25,816	26,270	Ireland

Totals		$131,007	137,149

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

During the three months ended March 31, 2016 the Company recorded no other-than-temporary impairment credit related write-downs on debt or equity securities. See Note 9, Investments, of the accompanying condensed consolidated financial statements for further discussion. Since the Company's adoption of the GAAP guidance on the recognition and accounting for other-than-temporary impairments due to credit loss versus non-credit loss, the Company has recognized a total of $2.3 million of other-than-temporary impairments of which $1.6 million was deemed credit related and recognized as realized investment losses in earnings, and $0.7 million, net of amortization, was deemed a non-credit related impairment and recognized in other comprehensive income.

The Company is required to classify its investments in debt and equity securities into one of three categories: (a) trading securities; (b) securities available for sale; or (c) securities held to maturity. The Company purchases securities with the intent to hold to maturity and accordingly does not maintain a portfolio of trading securities. Of the remaining two categories, available for sale and held to maturity, the Company makes a determination on categorization based on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. As shown in the table below, at March 31, 2016, approximately 28.0% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale. The holdings in available for sale provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.

	March 31, 2016
	Fair Value	Amortized Cost	Unrealized Gains (Losses)
	(In thousands)

Securities held to maturity:
Debt securities	$7,525,864	7,195,233	330,631
Securities available for sale:
Debt securities	2,905,910	2,806,453	99,457
Equity securities	18,466	13,638	4,828

Totals	$10,450,240	10,015,324	434,916

Asset-Backed Securities

The Company holds approximately $26.9 million in asset-backed securities as of March 31, 2016. This portfolio includes $2.9 million of manufactured housing bonds and $24.0 million of home equity loans (also referred to as subprime securities). The Company does not have any holdings in collateralized bond obligations (“CBO”s), collateralized debt obligations (“CDO”s), or collateralized loan obligations (“CLO”s). Principal risks in holding asset-backed securities are structural, credit, and capital market risks. Structural risks include the securities' priority in the issuer's capital structure, the adequacy of and ability to realize proceeds from collateral and the potential for prepayments. Credit risks include corporate credit risks or consumer credit risks for financing such as subprime mortgages. Capital market risks include the general level of interest rates and the liquidity for these securities in the marketplace.

The Company's exposure to the subprime sectors has been limited to investments in the senior tranches of subprime residential mortgage loans. The subprime sector is generally categorized under the asset-backed sector. This sector lends to borrowers who do not qualify for prime interest rates due to poor or insufficient credit history. The slowing housing market, rising interest rates, and relaxed underwriting standards for loans originated after 2005 resulted in higher delinquency rates and losses beginning in 2007. These events caused illiquidity in the market and volatility in the market prices of subprime securities. The housing market subsequently stabilized and an improvement in the prices of subprime securities occurred as the bond market regained more liquidity. All of the loans classified as subprime in the Company's portfolio as of March 31, 2016 were underwritten prior to 2005 as noted in the table below.

	March 31, 2016		December 31, 2015
Investment Origination Year	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)

Subprime:
1998	$2,670	2,762	2,836	2,933
2003	3,370	4,844	3,474	5,012
2004	17,976	18,028	25,675	25,739

Total	$24,016	25,634	31,985	33,684

During the first quarter of 2016, the Company reduced its exposure to the subprime sector through a partial sale of a security held. As of March 31, 2016, the Company held ten subprime issues of which 3 were rated AA, 1 was rated BBB, 3 were rated CCC, 2 were rated CC and 1 was not rated.

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

The Company requires a minimum specified yield on mortgage loan investments determined by reference to currently available debt security instrument yields. During the past several years, the low interest rate environment has resulted in fewer loan opportunities being available that meet the Company's required rate of return. Mortgage loans originated by the Company totaled $38.5 million for the year ended December 31, 2015 and $15.5 million for the three months ended March 31, 2016. Principal repayments on mortgage loans for the three months ended March 31, 2016 were $13.4 million.

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

The Company held net investments in mortgage loans totaling $110.5 million and $108.3 million at March 31, 2016 and December 31, 2015, respectively.  The diversification of the portfolio by geographic region and by property type was as follows:

	March 31, 2016		December 31, 2015
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Geographic Region:
West South Central	$59,151	53.2	$58,002	53.2
East North Central	18,343	16.5	18,477	17.0
New England	11,746	10.6	11,830	10.9
Pacific	10,045	9.0	10,101	9.3
East South Central	5,843	5.3	5,818	5.3
South Atlantic	4,366	3.9	3,047	2.8
Mountain	1,676	1.5	1,686	1.5
Gross balance	111,170	100.0	108,961	100.0

Allowance for possible losses	(650)	(0.6)	(650)	(0.6)

Totals	$110,520	99.4	$108,311	99.4

	March 31, 2016		December 31, 2015
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Property Type:
Retail	$68,460	61.6	$66,237	60.8
Office	22,904	20.6	22,941	21.0
Land/Lots	4,559	4.1	4,445	4.1
Hotel/Motel	1,490	1.3	1,513	1.4
All other	13,757	12.4	13,825	12.7
Gross balance	111,170	100.0	108,961	100.0

Allowance for possible losses	(650)	(0.6)	(650)	(0.6)

Totals	$110,520	99.4	$108,311	99.4

The Company's direct investments in real estate are not a significant portion of its total investment portfolio.  The Company also participates in several real estate joint ventures, limited partnerships, and other loans that invest primarily in income-producing retail properties.  These investments have enhanced the Company's overall investment portfolio returns. The Company's real estate investments totaled approximately $32.5 million and $16.3 million at March 31, 2016 and December 31, 2015, respectively. The Company purchased two properties, one located in Cypress, Texas and the other in Tupelo, Mississippi for a total of $16.8 million during the quarter ended March 31, 2016.

The Company recognized operating income of approximately $0.5 million on these properties in the first three months of 2016. The Company monitors the conditions and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition. The Company recorded a net realized investment gain on a disposed property located in Brazoria county, Texas of $1.3 million for the quarter ended March 31, 2016.

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

The correlation between fair values and interest rates for debt securities is reflected in the tables below.

	March 31, 2016	December 31, 2015
	(In thousands except percentages)

Debt securities - fair value	$10,431,775	10,196,658
Debt securities - amortized cost	$10,001,686	10,007,665
Fair value as a percentage of amortized cost	104.30%	101.89%
Net unrealized gain balance	$430,089	188,993
Ten-year U.S. Treasury bond – (decrease) increase in yield for the period	(0.50)%	0.10%

	Net Unrealized Gain Balance
	At March 31, 2016	At December 31, 2015	Year-to-date Change in Unrealized Balance

Debt securities held to maturity	$330,632	161,469	169,163
Debt securities available for sale	99,457	27,524	71,933

Totals	$430,089	188,993	241,096

Changes in interest rates typically have a sizable effect on the fair values of the Company's debt securities. The market interest rate of the ten-year U.S. Treasury bond decreased approximately 50 basis points from 2.27% at year-end 2015 to 1.77% by the end of the first three months of 2016 and the Company's unrealized gain position increased $241.1 million on a portfolio with an amortized cost basis of approximately $10.0 billion. Given that the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in fair values have a relatively small effect on the Company's Condensed Consolidated Balance Sheet.

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

The Company performed detailed sensitivity analysis as of December 31, 2015, for its interest rate-sensitive assets and liabilities. The changes in market values of the Company's debt securities in the first three months of 2016 were reasonable given the expected range of results of this analysis.

Credit Risk

The Company is exposed to credit risk through counterparties and within its investment portfolio. Credit risk relates to the uncertainty associated with an obligor's continued ability to make timely payments of principal and interest in accordance with the contractual terms of an instrument or contract. As previously discussed, the Company manages credit risk through established investment credit policies and guidelines which address the quality of creditors and counterparties, concentration limits, diversification practices and acceptable risk levels. These policies and guidelines are regularly reviewed and approved by senior management and National Western's Board of Directors.

In connection with the Company’s use of call options to hedge the equity return component of its fixed-indexed annuity and life products, the Company is exposed to the risk that a counterparty fails to perform under terms of the option contract. The Company purchases one-year option contracts from multiple counterparties and evaluates the creditworthiness of all counterparties prior to the purchase of the contracts. For consideration in contracting with a counterparty the rating required by the Company is a credit rating of “A” or higher. Accordingly, all options are purchased from nationally recognized financial institutions with a demonstrated performance for honoring their financial obligations and possessing substantial financial capacity. In addition, each counterparty is required to execute a credit support agreement obligating the counterparty to provide collateral to the Company when the fair value of the Company’s exposure to the counterparty exceeds specified amounts. The amount of collateral to be provided is based upon a sliding scale tied to the credit rating of the counterparty. Counterparty credit ratings and credit exposure are monitored continuously by the Company’s Investment department with adjustments to collateral levels managed as incurred under the credit support agreements.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity requirements are met primarily by funds provided from operations. Premium deposits and annuity considerations, investment income, and investment maturities and prepayments are the primary sources of funds while investment purchases, policy benefits in the form of claims, and payments to policyholders and contract holders in connection with surrenders and withdrawals as well as operating expenses are the primary uses of funds. To ensure the Company will be able to pay future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed income securities. Funds are invested with the intent that the income from investments, plus proceeds from maturities, will meet the ongoing cash flow needs of the Company. The approach of matching asset and liability durations and yields requires an appropriate mix of investments. Although the Company historically has not been put in the position of having to liquidate invested assets to provide cash flow, its investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs. The Company (National Western) may also borrow up to $40 million on its bank line of credit for short-term cash needs. There were no borrowings outstanding under the line of credit at March 31, 2016.

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

The actual amounts paid by product line in connection with surrenders and withdrawals for the three-month periods ended March 31, for each respective year, are noted in the table below.

	Three Months Ended March 31,
	2016	2015
	(In thousands)

Product Line:
Traditional Life	$1,351	1,322
Universal Life	24,465	26,205
Annuities	127,117	107,748

Total	$152,933	135,275

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

Cash flows from the Company's insurance operations have historically been sufficient to meet current needs. Cash flows from operating activities were $103.3 million and $90.8 million for the three months ended March 31, 2016 and 2015, respectively. The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $126.9 million and $150.0 million for the three months ended March 31, 2016 and 2015, respectively. Operating and investing activity cash flow items could be reduced if interest rates rise at an accelerated rate in the future. Net cash flows from the Company's universal life and investment annuity deposit product operations totaled $(40.2) million and $(25.3) million during the three months ended March 31, 2016 and 2015, respectively.

Capital Resources

The Company relies on stockholders' equity for its capital resources as there is no long-term debt outstanding and the Company does not anticipate the need for any long-term debt in the near future.  As of March 31, 2016, the Company had no commitments beyond its normal operating and investment activities.

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

Insurance reserves are the means by which life insurance companies determine the liabilities that must be established to assure that future policy benefits are provided for and can be paid. These reserves are required by law and based upon standard actuarial methodologies to ensure fulfillment of commitments guaranteed to policyholders and their beneficiaries, even though the obligations may not be due for many years. Refer to Note 1 in the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of reserving methods.

The table below summarizes future estimated cash payments under existing contractual obligations.

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)

Loan commitments	$28,814	28,814	—	—	—
Operating lease obligations	264	72	192	—	—
Life claims payable (1)	73,197	73,197	—	—	—
Other long-term reserve liabilities reflected on the balance sheet (2)	11,359,959	935,723	1,733,615	1,734,607	6,956,014

Total	$11,462,234	1,037,806	1,733,807	1,734,607	6,956,014

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

During the quarter ended March 31, 2016, the Company implemented an internally developed policy administration system with respect to the processing of its annuity and traditional life new business policy applications and paying commissions on such business.This constitutes a change in the Company's internal controls over financial reporting as defined in Rules 13a-15(f) and 15d-15(e) under the Exchange Act. Prior to implementation, the Company performed model office testing encompassing the new processes and procedures to be employed using the new system and defined its internal controls with respect to such processing in this environment. During the course of the quarter ended March 31, 2016, management performed post-implementation testing and analysis of the processing and internal controls implemented and determined that the change did not materially affect the Company's internal controls over financial reporting such that the information required to reported and disclosed in its reports under the Exchange Act was adversely impacted. Internal controls over financial reporting change as the Company modifies or enhances its systems and processes to meet business needs. Any significant changes in controls are evaluated prior to implementation to help ensure continued effectiveness of internal controls and the control environment.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 8(A) "Legal Proceedings" of the accompanying condensed consolidated financial statements included in this Form 10-Q.

ITEM 1A. RISK FACTORS

There have been no substantial changes relative to the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective August 22, 2008, National Western adopted and implemented a limited stock buy-back program associated with the company's 2008 Incentive Plan which provides Option Holders the additional alternative of selling shares acquired through the exercise of options directly back to the company. This program succeeded a similar buy-back program implemented March 10, 2006 associated with the company's 1995 Stock Option and Incentive Plan. Option Holders may elect to sell such acquired shares back to the company at any time within ninety (90) days after the exercise of options at the prevailing market price as of the date of notice of election. These plans and programs were assumed by National Western Life Group, Inc. from National Western pursuant to the terms of the reorganization.

The following table sets forth the Company's repurchase of its Class A common shares from Option Holders for the quarter ended March 31, 2016. There were no shares repurchased during the period.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May yet Be Purchased Under the Plans or Programs

January 1, 2016 through January 31, 2016	—	—	N/A	N/A
February 1, 2016 through February 29, 2016	—	—	N/A	N/A
March 1, 2016 through March 31, 2016	—	—	N/A	N/A

Total	—	—	N/A	N/A

Purchased shares are reported in the Company's condensed consolidated financial statements as authorized and unissued.

ITEM 4.  Removed and Reserved.

ITEM 6.  EXHIBITS

(a)	Exhibits

Exhibit 31(a)	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	-	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL WESTERN LIFE GROUP, INC.
(Registrant)

Date:	May 6, 2016	/S/ Ross R. Moody
Ross R. Moody
Chairman of the Board,
President, Chief Executive Officer and Director
(Authorized Officer)

Date:	May 6, 2016	/S/ Brian M. Pribyl
Brian M. Pribyl
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)
(Principal Accounting Officer)