Form 10-Q
period 2016-06-30
National Western Life Group, Inc.
filed 2016-08-05
CIK 1635984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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
Large accelerated filer  ☐     Accelerated filer  ☒   Non-accelerated filer  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒
As of August 4, 2016, the number of shares of Registrant's common stock outstanding was: Class A – 3,436,166 and  Class B - 200,000.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
ASSETS	June 30, 2016	December 31, 2015

Investments:
Securities held to maturity, at amortized cost (fair value: $7,634,961 and $7,335,436)	$7,177,135	7,173,967
Securities available for sale, at fair value (cost: $2,863,039 and $2,847,414)	3,030,659	2,879,583
Mortgage loans, net of allowance for possible losses ($650 and $650)	130,677	108,311
Policy loans	60,587	61,957
Derivatives, index options	63,319	38,409
Other long-term investments	48,056	26,787
Short-term investments	69,255	—

Total investments	10,579,688	10,289,014

Cash and cash equivalents	93,981	106,007
Deferred policy acquisition costs	794,406	853,451
Deferred sales inducements	141,103	159,166
Accrued investment income	98,963	99,619
Federal income tax receivable	—	12,512
Other assets	93,076	92,807

Total assets	$11,801,217	11,612,576

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY	June 30, 2016	December 31, 2015

LIABILITIES:

Future policy benefits:
Universal life and annuity contracts	$9,622,852	9,561,358
Traditional life reserves	136,469	138,000
Other policyholder liabilities	149,301	155,261
Deferred Federal income tax liability	83,413	49,333
Federal income tax payable	9,938	—
Other liabilities	98,835	96,638

Total liabilities	10,100,808	10,000,590

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:

Common stock:
Class A - $.01 par value; 7,500,000 shares authorized; 3,436,166 issued and outstanding in 2016 and 2015	34	34
Class B - $.01 par value; 200,000 shares authorized, issued, and outstanding in 2016 and 2015	2	2
Additional paid-in capital	41,716	41,716
Accumulated other comprehensive income	45,207	329
Retained earnings	1,613,450	1,569,905

Total stockholders’ equity	1,700,409	1,611,986

Total liabilities and stockholders' equity	$11,801,217	11,612,576

Note:  The Condensed Consolidated Balance Sheet at December 31, 2015 has been derived from the audited Consolidated Financial Statements as of that date.

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended June 30, 2016 and 2015
(Unaudited)
(In thousands, except per share amounts)

	2016	2015

Premiums and other revenues:
Universal life and annuity contract charges	$41,448	38,345
Traditional life premiums	4,917	5,162
Net investment income	113,251	102,259
Other revenues	4,696	5,194
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) gains (losses)	27	(2)
Portion of OTTI (gains) losses recognized in other comprehensive income	(27)	(105)
Net OTTI losses recognized in earnings	—	(107)
Other net investment gains (losses)	2,782	4,365
Total net realized investment gains (losses)	2,782	4,258

Total revenues	167,094	155,218

Benefits and expenses:
Life and other policy benefits	15,540	16,120
Amortization of deferred policy acquisition costs	28,966	28,070
Universal life and annuity contract interest	62,799	49,431
Other operating expenses	19,403	18,802

Total benefits and expenses	126,708	112,423

Earnings before Federal income taxes	40,386	42,795

Federal income taxes	14,100	13,937

Net earnings	$26,286	28,858

Basic earnings per share:
Class A	$7.43	$8.16
Class B	$3.72	$4.08

Diluted earnings per share:
Class A	$7.43	$8.16
Class B	$3.72	$4.08

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Six Months Ended June 30, 2016 and 2015
(Unaudited)
(In thousands, except per share amounts)

	2016	2015

Premiums and other revenues:
Universal life and annuity contract charges	$83,458	75,658
Traditional life premiums	9,090	9,509
Net investment income	208,751	202,182
Other revenues	9,574	10,523
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) gains (losses)	53	158
Portion of OTTI (gains) losses recognized in other comprehensive income	(53)	(265)
Net OTTI losses recognized in earnings	—	(107)
Other net investment gains (losses)	5,163	5,343
Total net realized investment gains (losses)	5,163	5,236

Total revenues	316,036	303,108

Benefits and expenses:
Life and other policy benefits	31,141	35,386
Amortization of deferred policy acquisition costs	64,186	55,722
Universal life and annuity contract interest	111,816	98,470
Other operating expenses	42,710	39,312

Total benefits and expenses	249,853	228,890

Earnings before Federal income taxes	66,183	74,218

Federal income taxes	22,638	24,034

Net earnings	$43,545	50,184

Basic earnings per share:
Class A	$12.31	$14.19
Class B	$6.16	$7.10

Diluted earnings per share:
Class A	$12.31	$14.19
Class B	$6.16	$7.10

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended June 30, 2016 and 2015
(Unaudited)
(In thousands)

	2016	2015

Net earnings	$26,286	28,858

Other comprehensive income (loss), net of effects of deferred costs and taxes:
Unrealized gains (losses) on securities:
Net unrealized holding gains (losses) arising during period	21,457	(21,202)
Net unrealized liquidity gains (losses)	9	32
Reclassification adjustment for net amounts included in net earnings	(113)	(1,855)

Net unrealized gains (losses) on securities	21,353	(23,025)

Foreign currency translation adjustments	(203)	(53)

Benefit plans:
Amortization of net prior service cost and net gain (loss)	(284)	(304)

Other comprehensive income (loss)	20,866	(23,382)

Comprehensive income (loss)	$47,152	5,476

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Six Months Ended June 30, 2016 and 2015
(Unaudited)
(In thousands)

	2016	2015

Net earnings	$43,545	50,184

Other comprehensive income, net of effects of deferred costs and taxes:
Unrealized gains (losses) on securities:
Net unrealized holding gains (losses) arising during period	46,103	(11,830)
Net unrealized liquidity gains (losses)	18	93
Reclassification adjustment for net amounts included in net earnings	(573)	(2,020)

Net unrealized gains (losses) on securities	45,548	(13,757)

Foreign currency translation adjustments	(103)	(12)

Benefit plans:
Amortization of net prior service cost and net gain (loss)	(567)	(607)

Other comprehensive income (loss)	44,878	(14,376)

Comprehensive income (loss)	$88,423	35,808

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY For the Six Months Ended June 30, 2016 and 2015 (Unaudited) (In thousands)

	2016	2015

Common stock:
Balance at beginning of period	$36	3,636
Shares exercised under stock option plan	—	—

Balance at end of period	36	3,636

Additional paid-in capital:
Balance at beginning of period	41,716	38,116
Shares exercised under stock option plan	—	—

Balance at end of period	41,716	38,116

Accumulated other comprehensive income:
Unrealized gains on non-impaired securities:
Balance at beginning of period	12,347	54,229
Change in unrealized gains (losses) during period, net of tax	45,530	(13,850)

Balance at end of period	57,877	40,379

Unrealized losses on impaired held to maturity securities:
Balance at beginning of period	(240)	(1,262)
Amortization	34	172
Other-than-temporary impairments, non-credit, net of tax	—	—
Additional credit loss on previously impaired securities	—	—
Change in shadow deferred policy acquisition costs	(16)	(79)

Balance at end of period	(222)	(1,169)

Unrealized losses on impaired available for sale securities:
Balance at beginning of period	(1)	(1)
Other-than-temporary impairments, non-credit, net of tax	—	—
Change in shadow deferred policy acquisition costs	—	—
Recoveries, net of tax	—	—

Balance at end of period	(1)	(1)

	Continued on Next Page

NATIONAL WESTERN LIFE GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY(continued) For the Six Months Ended June 30, 2016 and 2015 (Unaudited) (In thousands)

	2016	2015

Foreign currency translation adjustments:
Balance at beginning of period	2,825	2,685
Change in translation adjustments during period	(103)	(12)

Balance at end of period	2,722	2,673

Benefit plan liability adjustment:
Balance at beginning of period	(14,602)	(13,865)
Amortization of net prior service cost and net loss, net of tax	(567)	(607)

Balance at end of period	(15,169)	(14,472)

Accumulated other comprehensive income at end of period	45,207	27,410

Retained earnings:
Balance at beginning of period	1,569,905	1,472,782
Net earnings	43,545	50,184
Stockholder dividends	—	—

Balance at end of period	1,613,450	1,522,966

Total stockholders' equity	$1,700,409	$1,592,128

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Six Months Ended June 30, 2016 and 2015 (Unaudited) (In thousands)

	2016	2015

Cash flows from operating activities:
Net earnings	$43,545	50,184
Adjustments to reconcile net earnings to net cash from operating activities:
Universal life and annuity contract interest	111,816	98,470
Surrender charges and other policy revenues	(11,782)	(8,302)
Realized (gains) losses on investments	(5,163)	(5,236)
Accretion/amortization of discounts and premiums, investments	4	102
Depreciation and amortization	4,012	1,671
(Increase) decrease in value of derivatives	10,806	17,069
(Increase) decrease in deferred policy acquisition and sales inducement costs	11,677	(2,190)
(Increase) decrease in accrued investment income	656	(3,311)
(Increase) decrease in other assets	(3,373)	(6,938)
Increase (decrease) in liabilities for future policy benefits	(533)	2,588
Increase (decrease) in other policyholder liabilities	(5,960)	4,558
Increase (decrease) in Federal income taxes liability	22,450	(10,882)
Increase (decrease) in deferred Federal income tax	9,914	15,735
Increase (decrease) in other liabilities	(2,605)	4,658

Net cash provided by operating activities	185,464	158,176

Cash flows from investing activities:
Proceeds from sales of:
Securities held to maturity	—	—
Securities available for sale	7,966	13,131
Other investments	3,712	—
Proceeds from maturities and redemptions of:
Securities held to maturity	188,498	257,063
Securities available for sale	98,929	163,057
Derivatives, index options	2,090	64,619
Purchases of:
Securities held to maturity	(185,189)	(534,663)
Securities available for sale	(122,013)	(310,637)
Derivatives, index options	(38,376)	(40,977)
Other investments	(23,231)	(420)
Net change in short-term investments	(69,255)	—

	Continued on Next Page

NATIONAL WESTERN LIFE GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, (continued) For the Six Months Ended June 30, 2016 and 2015 (Unaudited) (In thousands)

	2016	2015

Principal payments on mortgage loans	16,254	18,962
Cost of mortgage loans acquired	(38,550)	(1,632)
Decrease (increase) in policy loans	1,370	1,712

Net cash used in investing activities	(157,795)	(369,785)

Cash flows from financing activities:
Deposits to account balances for universal life and annuity contracts	429,101	452,124
Return of account balances on universal life and annuity contracts	(468,639)	(445,871)

Net cash provided by (used in) financing activities	(39,538)	6,253

Effect of foreign exchange	(157)	(12)

Net increase (decrease) in cash and cash equivalents	(12,026)	(205,368)
Cash and cash equivalents at beginning of period	106,007	277,078

Cash and cash equivalents at end of period	$93,981	$71,710

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid (received) during the period for:
Interest	$23	20
Income taxes	$(10,000)	22,647

Noncash operating activities:
Deferral of sales inducements	$(5,366)	(6,895)

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of NWLGI and its subsidiaries (“Company”) as of June 30, 2016, and the results of its operations and its cash flows for the three and six months ended June 30, 2016 and 2015. Such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year. It is recommended that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 and are accessible free of charge through the Company's internet site at www.nwlgi.com or the Securities and Exchange Commission internet site at www.sec.gov. The Condensed Consolidated Balance Sheet at December 31, 2015 has been derived from the audited consolidated financial statements as of that date.

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

The table below shows the unrealized gains and losses on available-for-sale securities that were reclassified out of accumulated other comprehensive income for the three and six months ended June 30, 2016 and 2015.

Affected Line Item in the Statements of Earnings	Amount Reclassified From Accumulated Other Comprehensive Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)

Other net investment gains (losses)	$174	2,961	882	3,215
Net OTTI losses recognized in earnings	—	(107)	—	(107)
Earnings before Federal income taxes	174	2,854	882	3,108
Federal income taxes	61	999	309	1,088

Net earnings	$113	1,855	573	2,020

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(2)	NEW ACCOUNTING PRONOUNCEMENTS

In June 2014, the Financial Accounting Standards Board ("FASB") issued guidance that applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. It requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and follows existing accounting guidance for the treatment of performance conditions. The standard is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. The Company adopted this standard during the three month period ended March 31, 2016. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.
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
In June 2016, the FASB released accounting standards update 2016-13, Financial Instruments-Credit Losses, which revises the credit loss recognition criteria for certain financial assets measured at amortized cost. The new guidance replaces the existing incurred loss recognition model with an expected loss recognition model. The objective of the expected credit loss model is for the reporting entity to recognize its estimate of expected credit losses for affected financial assets in a valuation allowance deducted from the amortized cost basis of the related financial assets that results in presenting the net carrying value of the financial assets at the amount expected to be collected. The guidance is effective for interim and annual periods beginning after December 15, 2019, and for most affected instruments must be adopted using a modified retrospective approach, with a cumulative effect adjustment recorded to beginning retained income. Adoption of the guidance is not expected to have a material effect on the Company’s results of operations or financial position.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

(3)	STOCKHOLDERS' EQUITY

NWLIC is restricted by state insurance laws as to dividend amounts which may be paid to stockholders without prior approval from the Colorado Division of Insurance.  The restrictions are based on the greater of statutory earnings from operations excluding capital gains or 10% of statutory surplus of the company.  The maximum dividend payment which may be made without prior approval in 2016 is $117.1 million. National Western did not declare or pay cash dividends on its common stocks during the six months ended June 30, 2016 and 2015.

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

Basic earnings per share of common stock are computed by dividing net income by the weighted-average basic common shares outstanding during the period. Diluted earnings per share assumes the issuance of common shares applicable to stock options in the denominator. Net income for the periods shown is allocated between Class A shares and Class B shares based upon (1) the proportionate number of shares issued and outstanding as of the end of the period, and (2) the per share share dividend rights of the two classes under the Company's Restated Certificate of Incorporation (the Class B dividend per share is equal to one-half the Class A dividend per share).

	Three Months Ended June 30,
	2016		2015
	Class A	Class B	Class A	Class B
	(In thousands except per share amounts)

Numerator for Basic and Diluted Earnings Per Share:
Net income	$26,286		28,858
Dividends - Class A shares	—		—
Dividends - Class B shares	—		—

Undistributed income	$26,286		28,858

Allocation of net income:
Dividends	$—	—	—	—
Allocation of undistributed income	25,543	743	28,042	816

Net income	$25,543	743	28,042	816

Denominator:
Basic earnings per share - weighted-average shares	3,436	200	3,436	200
Effect of dilutive stock options	—	—	1	—

Diluted earnings per share - adjusted weighted-average shares for assumed conversions	3,436	200	3,437	200

Basic Earnings Per Share	$7.43	3.72	8.16	4.08

Diluted Earnings Per Share	$7.43	3.72	8.16	4.08

Stock options that were outstanding during the three months ended June 30, 2016 and 2015, but were not included in the computation of diluted earnings per share because the effect was anti-dilutive, were approximately 20,800 and 20,800, respectively.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30,
	2016		2015
	Class A	Class B	Class A	Class B
	(In thousands except per share amounts)

Numerator for Basic and Diluted Earnings Per Share:
Net income	$43,545		50,184
Dividends - Class A shares	—		—
Dividends - Class B shares	—		—

Undistributed income	$43,545		50,184

Allocation of net income:
Dividends	$—	—	—	—
Allocation of undistributed income	42,313	1,232	48,765	1,419

Net income	$42,313	1,232	48,765	1,419

Denominator:
Basic earnings per share - weighted-average shares	3,436	200	3,436	200
Effect of dilutive stock options	—	—	1	—

Diluted earnings per share - adjusted weighted-average shares for assumed conversions	3,436	200	3,437	200

Basic Earnings Per Share	$12.31	6.16	14.19	7.10

Diluted Earnings Per Share	$12.31	6.16	14.19	7.10

Stock options that were outstanding during the six months ended June 30, 2016 and 2015, but were not included in the computation of diluted earnings per share because the effect was anti-dilutive were approximately 20,800 and 21,300, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)

Service cost	$27	51	53	102
Interest cost	250	246	500	492
Expected return on plan assets	(304)	(330)	(608)	(660)
Amortization of prior service cost	—	1	—	2
Amortization of net loss	193	196	386	392

Net periodic benefit cost	$166	164	331	328

The service costs shown in the above table represent plan expenses expected to be paid out of plan assets. Under the clarified rules of the Pension Protection Act, plan expenses paid from plan assets are to be included in the plan's service cost component.

The company's minimum required contribution for the 2016 plan year is $0.2 million. There was no remaining contribution payable for the 2015 plan year as of June 30, 2016. As of June 30, 2016, the company had contributed a total of $0.1 million to the plan for the 2016 plan year.

National Western also sponsors a nonqualified defined benefit plan primarily for senior officers. The plan provides benefits based on the participants' years of service and compensation. The pension obligations and administrative responsibilities of the plan are maintained by a pension administration firm, which is a subsidiary of American National Insurance Company ("ANICO"). ANICO has guaranteed the payment of pension obligations under the plan. However, the company has a contingent liability with respect to the plan should these entities be unable to meet their obligations under the existing agreements. Also, the company has a contingent liability with respect to the plan in the event that a plan participant continues employment with National Western beyond age seventy, the aggregate average annual participant salary increases exceed 10% per year, or any additional employees become eligible to participate in the plan. If any of these conditions are met, the company would be responsible for any additional pension obligations resulting from these items. Amendments were made to the plan to allow an additional employee to participate and to change the benefit formula for the then Chairman of the company. As previously mentioned, these additional obligations are a liability to the company. Effective December 31, 2004, this plan was frozen with respect to the continued accrual of benefits of the then Chairman and the President of the company in order to comply with law changes under the American Jobs Creation Act of 2004 ("Act").

Effective July 1, 2005, National Western established a second nonqualified defined benefit plan for the benefit of the then Chairman and the President of the company. This plan is intended to provide for post-2004 benefit accruals that mirror and supplement the pre-2005 benefit accruals under the previously discussed nonqualified defined benefit plan, while complying with the requirements of the Act.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes the components of net periodic benefit costs for the then Chairman and President's nonqualified defined benefit plans.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)

Service cost	$109	64	218	128
Interest cost	264	219	529	438
Amortization of prior service cost	15	15	30	30
Amortization of net loss	501	379	1,002	757

Net periodic benefit cost	$889	677	1,779	1,353

The company expects to contribute $2.0 million to these plans in 2016.  As of June 30, 2016, the company has contributed $0.9 million to the plans.

(B)	Defined Benefit Postretirement Healthcare Plans

National Western sponsors two healthcare plans to provide postretirement benefits to certain fully-vested individuals.  The following table summarizes the components of net periodic benefit costs.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)

Interest cost	$30	33	60	65
Amortization of prior service cost	26	26	52	52
Amortization of net loss	—	15	—	30

Net periodic benefit cost	$56	74	112	147

The company expects to contribute minimal amounts to the plan in 2016.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(6)	SEGMENT AND OTHER OPERATING INFORMATION

The Company defines its reportable operating segments as domestic life insurance, international life insurance, and annuities. These segments are organized based on product types and geographic marketing areas.  A summary of segment information for the quarters ended June 30, 2016 and June 30, 2015 is provided below.

Selected Segment Information:
	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
			(In thousands)

June 30, 2016
Condensed Consolidated Balance Sheet Items:
Deferred policy acquisition costs and sales inducements	$77,592	242,335	615,582	—	935,509
Total segment assets	918,422	1,252,093	9,193,956	289,974	11,654,445
Future policy benefits	782,641	926,045	8,050,635	—	9,759,321
Other policyholder liabilities	14,741	15,345	119,215	—	149,301

Three Months Ended
June 30, 2016
Condensed Consolidated Income Statements:
Premiums and contract revenues	$8,648	31,437	6,280	—	46,365
Net investment income	9,584	10,593	86,556	6,518	113,251
Other revenues	6	4	(54)	4,740	4,696

Total revenues	18,238	42,034	92,782	11,258	164,312

Life and other policy benefits	4,670	4,583	6,287	—	15,540
Amortization of deferred policy acquisition costs	3,309	(681)	26,338	—	28,966
Universal life and annuity contract interest	7,217	2,673	52,909	—	62,799
Other operating expenses	3,323	5,650	5,927	4,503	19,403
Federal income taxes (benefit)	(86)	10,402	444	2,367	13,127

Total expenses	18,433	22,627	91,905	6,870	139,835

Segment earnings (loss)	$(195)	19,407	877	4,388	24,477

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
			(In thousands)

Six months ended
June 30, 2016
Condensed Consolidated Income Statements:
Premiums and contract revenues	$16,307	64,225	12,016	—	92,548
Net investment income	15,717	17,440	164,195	11,399	208,751
Other revenues	30	40	6	9,498	9,574

Total revenues	32,054	81,705	176,217	20,897	310,873

Life and other policy benefits	8,291	9,751	13,099	—	31,141
Amortization of deferred acquisition costs	5,320	4,424	54,442	—	64,186
Universal life and annuity contract interest	11,060	8,356	92,400	—	111,816
Other operating expenses	6,898	11,176	15,517	9,119	42,710
Federal income taxes (benefit)	166	16,386	259	4,020	20,831

Total expenses	31,735	50,093	175,717	13,139	270,684

Segment earnings (loss)	$319	31,612	500	7,758	40,189

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Selected Segment Information:
	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
			(In thousands)

June 30, 2015
Condensed Consolidated Balance Sheet Items:
Deferred policy acquisition costs and sales inducements	$70,561	254,785	657,108	—	982,454
Total segment assets	811,768	1,247,941	9,000,323	264,269	11,324,301
Future policy benefits	702,621	954,684	7,964,226	—	9,621,531
Other policyholder liabilities	11,846	16,398	115,537	—	143,781

Three Months Ended
June 30, 2015
Condensed Consolidated Income Statements:
Premiums and contract revenues	$7,937	29,364	6,206	—	43,507
Net investment income	8,005	8,785	79,509	5,960	102,259
Other revenues	4	(25)	4	5,211	5,194

Total revenues	15,946	38,124	85,719	11,171	150,960

Life and other policy benefits	3,882	5,587	6,651	—	16,120
Amortization of deferred acquisition costs	1,698	5,163	21,209	—	28,070
Universal life and annuity contract interest	5,460	6,927	37,044	—	49,431
Other operating expenses	3,442	5,212	5,434	4,714	18,802
Federal income taxes (benefit)	467	4,932	4,961	2,086	12,446

Total expenses	14,949	27,821	75,299	6,800	124,869

Segment earnings (loss)	$997	10,303	10,420	4,371	26,091

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
			(In thousands)

Six months ended
June 30, 2015
Condensed Consolidated Income Statements:
Premiums and contract revenues	$14,424	59,697	11,046	—	85,167
Net investment income	15,170	17,399	158,745	10,868	202,182
Other revenues	20	61	19	10,423	10,523

Total revenues	29,614	77,157	169,810	21,291	297,872

Life and other policy benefits	8,995	11,792	14,599	—	35,386
Amortization of deferred acquisition costs	4,879	4,513	46,330	—	55,722
Universal life and annuity contract interest	10,399	14,057	74,014	—	98,470
Other operating expenses	7,157	11,134	11,612	9,409	39,312
Federal income taxes (benefit)	(584)	11,477	7,484	3,824	22,201

Total expenses	30,846	52,973	154,039	13,233	251,091

Segment earnings (loss)	$(1,232)	24,184	15,771	8,058	46,781

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Reconciliations of segment information to the Company's condensed consolidated financial statements are provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)

Premiums and Other Revenues:
Premiums and contract revenues	$46,365	43,507	92,548	85,167
Net investment income	113,251	102,259	208,751	202,182
Other revenues	4,696	5,194	9,574	10,523
Realized gains (losses) on investments	2,782	4,258	5,163	5,236

Total condensed consolidated premiums and other revenues	$167,094	155,218	316,036	303,108

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)

Federal Income Taxes:
Total segment Federal income taxes	$13,127	12,446	20,831	22,201
Taxes on realized gains (losses) on investments	973	1,491	1,807	1,833

Total condensed consolidated Federal income taxes	$14,100	13,937	22,638	24,034

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)

Net Earnings:
Total segment earnings	$24,477	26,091	40,189	46,781
Realized gains (losses) on investments, net of taxes	1,809	2,767	3,356	3,403

Total condensed consolidated net earnings	$26,286	28,858	43,545	50,184

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	June 30,
	2016	2015
	(In thousands)

Assets:
Total segment assets	$11,654,445	11,324,301
Other unallocated assets	146,772	190,993

Total condensed consolidated assets	$11,801,217	11,515,294

(7)	SHARE-BASED PAYMENTS

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

On February 17, 2016, the Company granted 14,643 SARs to officers of National Western at the closing market price per Class A common share of $216.48. These SARs, unlike prior grants, will vest annually at a rate of 33.3% per year from the date of grant. No stock option or SAR awards were issued during the first six months of 2015.

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

On April 14, 2016, the Company granted 2,563 restricted stock units to directors of NWLGI, based upon the closing market price per Class A common share of $226.84. The RSUs vest one year from the date of grant, and are payable in cash at the vesting date equal to the closing price of the Company's Class A common share at that time.

The Company uses the current fair value method to measure compensation cost. As of June 30, 2016 and 2015, the liability balance was $4.8 million and $7.3 million, respectively. A summary of shares available for grant and activity is detailed below.

Options Outstanding
	Shares Available For Grant	Shares	Weighted- Average Exercise Price

Stock Options:
Balance at January 1, 2016	291,000	27,768	$243.26
Exercised	—	—	$—
Forfeited	—	—	$—
Expired	—	—	$—
Stock options granted	—	—	$—

Balance at June 30, 2016	291,000	27,768	$243.26

	Liability Awards
	SAR	RSU	PSU

Balance at January 1, 2016	86,261	—	—
Exercised	(375)	—	—
Forfeited	(982)	(45)	—
Granted	14,643	6,224	5,727

Balance at June 30, 2016	99,547	6,179	5,727

Stock options and SARs shown as forfeited in the above tables represent vested and unvested awards not exercised by plan participants prior to their termination from the Company. Forfeited stock options, if any, are not shown as being added back to the "Shares Available For Grant" balance as they were awarded under the 1995 Plan which was terminated during calendar year 2010.

The total intrinsic value of SARs exercised was $0.0 million and $0.4 million for the six months ended June 30, 2016 and 2015, respectively. The total share-based liabilities paid for the exercised SARs were $0.0 million and $0.4 million for the six months ended June 30, 2016 and 2015, respectively. The total fair value of stock options and SARs vested during the six months ended June 30, 2016 and 2015 was $0.3 million and $0.6 million, respectively. For the six months ended June 30, 2016 and 2015, the total cash received from the exercise of stock options under the Plans was $0.0 million and $0.0 million, respectively.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes information about stock options and SARs outstanding at June 30, 2016.

	Options/SARs Outstanding
	Number Outstanding	Weighted- Average Remaining Contractual Life	Number Exercisable

Exercise prices:
255.13 (options)	20,768	1.8 years	20,768
208.05 (options)	7,000	2.0 years	7,000
114.64 (SARs)	23,168	2.6 years	23,168
132.56 (SARs)	27,918	5.5 years	13,508
210.22 (SARs)	34,000	7.5 years	3,600
216.48 (SARs)	14,461	9.6 years	—

Totals	127,315		68,044

Aggregate intrinsic value (in thousands)	$3,619		$2,715

The aggregate intrinsic value in the table above is based on the closing stock price of $195.27 per share on June 30, 2016.

In estimating the fair value of the share based awards outstanding at June 30, 2016 and December 31, 2015, the Company employed the Black-Scholes option pricing model with assumptions detailed below.

	June 30, 2016	December 31, 2015

Expected term of options	1.8 to 9.6 years	2.3 to 8.0 years
Expected volatility:
Range	22.53% to 28.81%	21.11% to 37.77%
Weighted-average	23.83%	23.89%
Expected dividend yield	0.18%	0.14%
Risk-free rate:
Range	0.54% to 1.52%	0.22% to 1.67%
Weighted-average	1.03%	0.63%

The Company reviewed the contractual term relative to the options as well as perceived future behavior patterns of exercise.  Volatility is based on the Company’s historical volatility over the expected term of the option’s expected exercise date.

The pre-tax compensation cost (benefit) recognized in the financial statements related to the two plans defined above was $(1.3) million and $(2.8) million for the three and six months ended June 30, 2016, and $(0.8) million and $(1.6) million for the three and six months ended June 30, 2015, respectively. The related tax (expense)/benefit recognized was $0.5 million and $1.0 million for the three and six months ended June 30, 2016 and to $0.3 million and $0.6 million for the three and six months ended June 30, 2015, respectively.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of June 30, 2016, the total compensation cost related to nonvested share based awards not yet recognized was $3.7 million.  This amount is expected to be recognized over a weighted-average period of 1.6 years.  The Company recognizes compensation cost over the graded vesting periods.

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

National Western was the named defendant in the case of Damaris Maldonado Vinas, et al. vs. National Western Life Insurance, in which the plaintiffs, after National Western had paid the death benefits to the beneficiary (Francisco Iglesias-Alvarez) upon the annuitant’s (Carlos Iglesias-Alvarez) death, sought to annul two annuity policies issued by National Western at the behest of Carlos Iglesias-Alvarez and which named Francisco Iglesias-Alvarez as their beneficiary.  On March 31, 2016, the United States District Court for the District of Puerto Rico (the “Court”) issued its Opinion and Order on the pending Motions for Summary Judgment submitted by the parties, and therein denied National Western’s motion and granted plaintiffs’ motion voiding the two annuities and requesting a refund of the premiums paid ($2.9 million).  National Western vigorously defended the case and believes that the Court’s Opinion and Order is contrary to applicable law.  As such, National Western filed a Motion for Reconsideration of Opinion and Order and Corresponding Judgment with the Court on April 27, 2016, which the Court denied on May 5, 2016. National Western filed a Notice of Appeal on May 31, 2016.

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

The Company had $20.0 million commitments to fund new loans and $1.2 million commitments on existing loans to extend credit relating to loans at June 30, 2016. The Company evaluates each customer's creditworthiness on a case-by-case basis.

(9)	INVESTMENTS

(A)	Investment Gains and Losses

The table below presents realized investment gains and losses, excluding impairment losses, for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)

Available for sale debt securities:
Realized gains on disposal	$5	2,985	682	3,198
Realized losses on disposal	—	(65)	(6)	(74)
Held to maturity debt securities:
Realized gains on disposal	997	1,404	1,486	2,128
Realized losses on disposal	—	—	(106)	—
Equity securities realized gains (losses)	169	41	206	91
Real estate gains (losses)	1,611	—	2,901	—

Totals	$2,782	4,365	5,163	5,343

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company uses the specific identification method in computing realized gains and losses. For the three and six months ended June 30, 2016 and 2015 the percentage of gains on bonds due to the call of securities was 99.5% and 67.1%, respectively. This includes calls out of the Company's available for sale portfolio of debt securities.

The table below presents net impairment losses recognized in earnings for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)

Total other-than-temporary impairment gains (losses) on debt securities	$27	105	53	265
Portion of loss (gain) recognized in other comprehensive income	(27)	(105)	(53)	(265)

Net impairment losses on debt securities recognized in earnings	—	—	—	—
Equity securities impairments	—	(107)	—	(107)

Totals	$—	(107)	—	(107)

The table below presents a roll forward of credit losses on securities for which the Company also recorded non-credit other-than-temporary impairments in other comprehensive loss.

	For the Three Months Ended June 30, 2016	Six Months Ended June 30, 2016	For the Year Ended December 31, 2015
	(In thousands)

Beginning balance, cumulative credit losses related to other-than-temporary impairments	$1,649	2,278	2,298
Reductions for securities sold during current period	—	(629)	(20)
Additions for credit losses not previously recognized in other-than-temporary impairments	—	—	—

Ending balance, cumulative credit losses related to other-than-temporary impairments	$1,649	1,649	2,278

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(B)	Debt and Equity Securities

The table below presents amortized costs and fair values of securities held to maturity at June 30, 2016.

	Securities Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
U.S. agencies	$10,005	58	—	10,063
U.S. Treasury	1,930	335	—	2,265
States and political subdivisions	443,968	44,172	—	488,140
Public utilities	1,055,574	73,470	(387)	1,128,657
Corporate	4,211,086	252,707	(9,849)	4,453,944
Residential mortgage-backed	1,442,872	95,630	(54)	1,538,448
Home equity	9,883	1,574	—	11,457
Manufactured housing	1,817	170	—	1,987

Totals	$7,177,135	468,116	(10,290)	7,634,961

The table below presents amortized costs and fair values of securities available for sale at June 30, 2016.

	Securities Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
States and political subdivisions	$583	—	(11)	572
Foreign governments	9,951	724	—	10,675
Public utilities	129,939	7,922	—	137,861
Corporate	2,663,808	158,546	(8,482)	2,813,872
Residential mortgage-backed	31,363	3,095	(42)	34,416
Home equity	12,443	343	(3)	12,783
Manufactured housing	808	15	—	823
	2,848,895	170,645	(8,538)	3,011,002

Equity securities	14,144	5,680	(167)	19,657

Totals	$2,863,039	176,325	(8,705)	3,030,659

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the gross unrealized losses and fair values of the Company's held to maturity investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at June 30, 2016.

	Securities Held to Maturity
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
States and political subdivisions	$—	—	—	—	—	—
Public utilities	—	—	13,597	(387)	13,597	(387)
Corporate	53,047	(1,793)	269,952	(8,056)	322,999	(9,849)
Residential mortgage-backed	—	—	9,373	(54)	9,373	(54)

Total temporarily impaired securities	$53,047	(1,793)	292,922	(8,497)	345,969	(10,290)

The following table shows the gross unrealized losses and fair values of the Company's available for sale investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at June 30, 2016.

	Securities Available for Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
States and political subdivisions	$—	—	572	(11)	572	(11)
Public utilities	—	—	—	—	—	—
Corporate	40,837	(1,603)	133,679	(6,879)	174,516	(8,482)
Residential mortgage-backed	1,432	(42)	—	—	1,432	(42)
Home equity	—	—	4,677	(3)	4,677	(3)
	42,269	(1,645)	138,928	(6,893)	181,197	(8,538)

Equity securities	829	(116)	224	(51)	1,053	(167)

Total temporarily impaired securities	$43,098	(1,761)	139,152	(6,944)	182,250	(8,705)

Unrealized losses for securities held to maturity and securities available for sale decreased during the first six months of 2016 primarily due to the downward movement in market interest rates (which increases the market price of debt securities). The Company does not consider investments with unrealized losses to be other-than-temporarily impaired since it does not anticipate selling these securities prior to maturity and expects to receive all amounts due relative to principal and interest.

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

The Company does not consider securities to be other-than-temporarily impaired when the market decline is attributable to factors such as interest rate movements, market volatility, liquidity, spread widening and credit quality and when recovery of all amounts due under the contractual terms of the security is anticipated. Based on the review and the Company's ability and intent not to sell these securities until maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2016. The Company will monitor the investment portfolio for future changes in issuer facts and circumstances that could result in future impairments beyond those currently identified.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the three and six months ended 2016, the Company recorded no other-than-temporary impairment on debt and equity securities.

Debt securities. The gross unrealized losses for debt securities are made up of 67 individual issues, or 5.0% of the total debt securities held by the Company at June 30, 2016. The market value of these bonds as a percent of amortized cost averages 96.6%. Of the 67 securities, 52, or 77.6%, fall in the 12 months or greater aging category; and 56 were rated investment grade at June 30, 2016.

Equity securities.  The gross unrealized losses for equity securities are made up of 27 individual issues at June 30, 2016.  These holdings are reviewed quarterly for impairment.

The amortized cost and fair value of investments in debt securities at June 30, 2016, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Debt Securities Available for Sale		Debt Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Due in 1 year or less	$135,446	138,866	177,456	178,252
Due after 1 year through 5 years	873,573	946,963	1,716,263	1,871,397
Due after 5 years through 10 years	1,751,148	1,830,111	3,537,662	3,718,111
Due after 10 years	44,114	47,040	291,182	315,309
	2,804,281	2,962,980	5,722,563	6,083,069

Mortgage and asset-backed securities	44,614	48,022	1,454,572	1,551,892

Total	$2,848,895	3,011,002	7,177,135	7,634,961

(C)	Transfer of Securities

During the three and six months ended June 30, 2016 and 2015, the Company made no transfers from the held to maturity category to securities available for sale.

(D) Mortgage Loans and Real Estate

A financing receivable is a contractual right to receive money on demand or on fixed or determinable dates that is recognized as an asset in a company's statement of financial position. Mortgage, equity, participation and mezzanine loans on real estate are considered financing receivables reported by the Company.

Credit and default risk is minimized through strict underwriting guidelines and diversification of underlying property types and geographic locations. In addition to being secured by the property, mortgage loans with leases on the underlying property are often guaranteed by the lease payments and also by the borrower. This approach has proved to result in quality mortgage loans with few defaults. Mortgage loan interest income is recognized on an accrual basis with any premium or discount amortized over the life of the loan. Prepayment and late fees are recorded on the date of collection.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Loans in foreclosure, loans considered impaired or loans past due 90 days or more are placed on a non-accrual status. If a mortgage loan is determined to be on non-accrual status, the mortgage loan does not accrue any revenue into the Condensed Consolidated Statements of Earnings. The loan is independently monitored and evaluated as to potential impairment or foreclosure. If delinquent payments are made and the loan is brought current, then the Company returns the loan to active status and accrues income accordingly. The Company had no mortgage loans past due 90 days or more at June 30, 2016 or 2015 and as a result all interest income was recognized at June 30, 2016 and 2015.

The following table represents the mortgage loan portfolio by loan-to-value ratio.

	June 30, 2016		December 31, 2015
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Loan-to-Value Ratio (1):
Less than 50%	$49,830	37.9	$64,986	59.7
50% to 60%	7,553	5.8	9,714	8.9
60% to 70%	46,694	35.6	10,134	9.3
70% to 80%	3,366	2.5	4,843	4.4
80% to 90%	23,884	18.2	19,284	17.7
Greater than 90%	—	—	—	—
Gross balance	131,327	100.0	108,961	100.0

Allowance for possible losses	(650)	(0.5)	(650)	(0.6)

Totals	$130,677	99.5	$108,311	99.4

(1) Loan-to-Value Ratio is determined using the most recent appraised value. Appraisals are required at the time of funding and may be updated if a material change occurs from the original loan agreement.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table represents the mortgage loan allowance.

	June 30, 2016	December 31, 2015
	(In thousands)

Balance, beginning of period	$650	650
Provision	—	—
Releases	—	—

Balance, end of period	$650	650

The Company's direct investments in real estate are not a significant portion of its total investment portfolio totaling approximately $32.1 million and $16.3 million at June 30, 2016 and December 31, 2015, respectively. During the first six months of 2016 the Company purchased two properties, one located in Cypress, Texas and the other in Tupelo, Mississippi for a total of $16.8 million. The Company recognized operating income on real estate properties of approximately $1.3 million for the first six months of 2016. In addition, the Company recorded a net realized investment gain on disposed properties located in Brazoria County (Texas), Ruidoso, New Mexico, and Austin, Texas, totaling $2.9 million during the first six months of 2016.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables set forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of the date indicated:

	June 30, 2016
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale	$3,011,002	—	3,011,002	—
Equity securities, available for sale	19,657	19,267	390	—
Derivatives, index options	63,319	—	—	63,319

Total assets	$3,093,978	19,267	3,011,392	63,319

Policyholder account balances (a)	$76,237	—	—	76,237
Other liabilities (b)	4,819	—	—	4,819

Total liabilities	$81,056	—	—	81,056

During the three and six months ended June 30, 2016, the Company had no transfers into or out of Levels 1, 2 or 3.

	December 31, 2015
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale	$2,861,222	—	2,861,222	—
Equity securities, available for sale	18,361	17,980	381	—
Derivatives, index options	38,409	—	—	38,409

Total assets	$2,917,992	17,980	2,861,603	38,409

Policyholder account balances (a)	$58,359	—	—	58,359
Other liabilities (b)	7,669	—	—	7,669

Total liabilities	$66,028	—	—	66,028

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present, by pricing source and fair value hierarchy level, the Company’s assets that are measured at fair value on a recurring basis:

	June 30, 2016
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale:
Priced by third-party vendors	$3,011,002	—	3,011,002	—
Priced internally	—	—	—	—
Subtotal	3,011,002	—	3,011,002	—

Equity securities, available for sale:
Priced by third-party vendors	19,657	19,267	390	—
Priced internally	—	—	—	—
Subtotal	19,657	19,267	390	—

Derivatives, index options:
Priced by third-party vendors	63,319	—	—	63,319
Priced internally	—	—	—	—
Subtotal	63,319	—	—	63,319

Total	$3,093,978	19,267	3,011,392	63,319

Percent of total	100.0%	0.6%	97.3%	2.1%

	December 31, 2015
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale:
Priced by third-party vendors	$2,861,222	—	2,861,222	—
Priced internally	—	—	—	—
Subtotal	2,861,222	—	2,861,222	—

Equity securities, available for sale:
Priced by third-party vendors	18,361	17,980	381	—
Priced internally	—	—	—	—
Subtotal	18,361	17,980	381	—

Derivatives, index options:
Priced by third-party vendors	38,409	—	—	38,409
Priced internally	—	—	—	—
Subtotal	38,409	—	—	38,409

Total	$2,917,992	17,980	2,861,603	38,409

Percent of total	100.0%	0.6%	98.1%	1.3%

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide additional information about fair value measurements for which significant unobservable (Level 3) inputs were utilized to determine fair value.

	For the Three Months Ended June 30, 2016
	Debt Securities, Available for Sale	Equity Securities, Available for Sale	Derivatives, Index Options	Total Assets	Other Liabilities
	(In thousands)

Balance at April 1, 2016	$—	—	42,179	42,179	69,470
Total realized and unrealized gains (losses):
Included in net income	—	—	2,094	2,094	(7,760)
Purchases, sales, issuances and settlements, net:
Purchases	—	—	19,046	19,046	19,046
Sales	—	—	—	—	—
Issuances	—	—	—	—	309
Settlements	—	—	—	—	(9)
Transfers into (out of) Level 3	—	—	—	—	—

Balance at end of period	$—	—	63,319	63,319	81,056

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period:
Net investment income	$—	—	2,100	2,100	—
Benefits and expenses	—	—	—	—	458

Total	$—	—	2,100	2,100	458

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the Three Months ended June 30, 2015
	Debt Securities, Available for Sale	Equity Securities, Available for Sale	Derivatives, Index Options	Total Assets	Other Liabilities
	(In thousands)

Balance at April 1, 2015	$—	—	95,987	95,987	119,987
Total realized and unrealized gains (losses):
Included in net income	—	—	(8,782)	(8,782)	(9,653)
Included in other comprehensive income	—	—	—	—	—
Purchases, sales, issuances and settlements, net:
Purchases	—	—	21,473	21,473	21,473
Sales	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	—	—	(36,151)	(36,151)	(36,439)
Transfers into (out of) Level 3	—	—	—	—	—

Balance at end of period	$—	—	72,527	72,527	95,368

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period:
Net investment income	$—	—	(11,922)	(11,922)	—
Benefits and expenses	—	—	—	—	(813)

Total	$—	—	(11,922)	(11,922)	(813)

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30, 2016
	Debt Securities, Available for Sale	Equity Securities, Available for Sale	Derivatives, Index Options	Total Assets	Other Liabilities
	(In thousands)

Beginning balance, January 1, 2016	$—	—	38,409	38,409	66,028
Total realized and unrealized gains (losses):
Included in net income	—	—	(10,807)	(10,807)	(21,184)
Included in other comprehensive income	—	—	—	—	—
Purchases, sales, issuances and settlements, net:
Purchases	—	—	37,539	37,539	37,539
Sales	—	—	—	—
Issuances	—	—	—	—	533
Settlements	—	—	(1,822)	(1,822)	(1,860)
Transfers into (out of) Level 3	—	—	—	—	—

Balance at end of period	$—	—	63,319	63,319	81,056

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period:
Net investment income	$—	—	(8,223)	(8,223)	—
Other operating expenses	—	—	—	—	(11,568)

Total	$—	—	(8,223)	(8,223)	(11,568)

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30, 2015
	Debt Securities, Available for Sale	Equity Securities, Available for Sale	Derivatives, Index Options	Total Assets	Other Liabilities
	(In thousands)

Beginning balance, January 1, 2015	$—	—	114,287	114,287	142,492
Total realized and unrealized gains (losses):
Included in net income	—	—	(17,069)	(17,069)	(22,036)
Included in other comprehensive income	—	—	—	—	—
Purchases, sales, issuances and settlements, net:
Purchases	—	—	39,929	39,929	39,929
Sales	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	—	—	(64,620)	(64,620)	(65,017)
Transfers into (out of) Level 3	—	—		—	—

Balance at end of period	$—	—	72,527	72,527	95,368

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period:
Net investment income	$—	—	(17,830)	(17,830)	—
Other operating expenses	—	—	—	—	(1,600)

Total	$—	—	(17,830)	(17,830)	(1,600)

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables show the quantitative information about the Company's level 3 assets and liabilities.

	June 30, 2016
	Fair Value	Valuation Technique	Unobservable Input
	(In thousands)

Derivatives, index options	$63,319	Broker prices	Implied volatility
			Inputs from broker proprietary models

Total assets	$63,319

Policyholder account balances	$76,237	Deterministic cash flow model	Projected option cost
Other liabilities	4,819	Black-Scholes model	Expected term
			Forfeiture assumptions

Total liabilities	$81,056

	December 31, 2015
	Fair Value	Valuation Technique	Unobservable Input
	(In thousands)

Derivatives, index options	$38,409	Broker prices	Implied volatility
			Inputs from broker proprietary models

Total assets	$38,409

Policyholder account balances	$58,359	Deterministic cash flow model	Projected option cost
Other liabilities	7,669	Black-Scholes model	Expected term
			Forfeiture assumptions

Total liabilities	$66,028

Realized gains (losses) on debt and equity securities are reported in the Condensed Consolidated Statements of Earnings as net investment gains (losses). Unrealized gains (losses) on available for sale debt and equity securities are reported as other comprehensive income (loss) within the stockholders' equity section of the Condensed Consolidated Balance Sheet.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The carrying amounts and fair values of the Company's financial instruments are as follows:

	June 30, 2016
			Fair Value Hierarchy Level
	Carrying Values	Fair Values	Level 1	Level 2	Level 3
	(In thousands)
ASSETS
Investments in debt and equity securities:
Securities held to maturity	$7,177,135	7,634,961	—	7,634,961	—
Securities available for sale	3,030,659	3,030,659	19,267	3,011,392	—

Cash and cash equivalents	93,981	93,981	93,981	—	—
Mortgage loans	130,677	134,109	—	—	134,109
Policy loans	60,587	116,605	—	—	116,605
Other loans	8,271	8,644	—	—	8,644
Derivatives, index options	63,319	63,319	—	—	63,319
Short-term investments	69,255	69,255	—	69,255	—
Life interest in Trust	7,379	12,775	—	—	12,775

LIABILITIES
Deferred annuity contracts	$7,656,212	7,285,445	—	—	7,285,445
Immediate annuity and supplemental contracts	444,821	488,569	—	—	488,569

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

Although there is credit risk in the event of nonperformance by counterparties to the index options, the Company does not expect any of its counterparties to fail to meet their obligations given their high credit ratings. In addition, credit support agreements are in place with all counterparties which further reduces the Company's credit exposure.

The tables below present the fair value of derivative instruments as of June 30, 2016 and December 31, 2015, respectively.

	June 30, 2016
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments

Equity index options	Derivatives, Index Options	$63,319

Fixed-index products			Universal Life and Annuity Contracts	$76,237

Total		$63,319		$76,237

	December 31, 2015
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments

Equity index options	Derivatives, Index Options	$38,409

Fixed-index products			Universal Life and Annuity Contracts	$58,359

Total		$38,409		$58,359

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents the effect of derivative instruments in the Condensed Consolidated Statements of Earnings for the three months ended June 30, 2016 and 2015.

		June 30, 2016	June 30, 2015
Derivatives Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized In Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		(In thousands)

Equity index options	Net investment income	$2,094	(8,782)

Fixed-index products	Universal life and annuity contract interest	6,117	8,840

		$8,211	58

The table below presents the effect of derivative instruments in the Condensed Consolidated Statements of Earnings for the six months ended June 30, 2016 and 2015.

		June 30, 2016	June 30, 2015
Derivatives Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized In Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		(In thousands)

Equity index options	Net investment income	$(10,807)	(17,069)

Fixed-index products	Universal life and annuity contract interest	17,839	20,436

		$7,032	3,367

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

Management's discussion and analysis of the financial condition and results of operations (“MD&A”) of National Western Life Group, Inc. (formerly National Western Life Insurance Company and subsidiaries) for the three and six months ended June 30, 2016 follows. Where appropriate, discussion specific to the insurance operations of National Western Life Insurance Company is denoted by "National Western" or "company". This discussion should be read in conjunction with the Company's condensed consolidated financial statements and related notes beginning on page 3 of this report and with the 2015 Annual Report filed on Form 10-K with the SEC.

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

The Company monitors these factors continually as key business indicators. The discussion that follows in this Item 2 includes these indicators and presents information useful to an overall understanding of the Company's business performance for the six months ended June 30, 2016, incorporating required disclosures in accordance with the rules and regulations of the Securities and Exchange Commission.

Insurance Operations - Domestic

National Western is currently licensed to do business in all states and the District of Columbia except for New York. Products marketed are annuities, universal life insurance, fixed-index universal life, and traditional life insurance, which include both term and whole life products. The company's domestic sales have historically been more heavily weighted toward annuity products, which include single and flexible premium deferred annuities, single premium immediate annuities, and fixed-index annuities. Most of these annuities can be sold either as tax qualified or nonqualified products. At June 30, 2016, the Company maintained approximately 136,820 annuity contracts in force and 53,300 domestic life insurance policies in force representing $3.0 billion in face amount of coverage.

National Western markets and distributes its domestic products primarily through independent national marketing organizations ("NMOs"). These NMOs assist the company in recruiting, contracting, and managing independent agents. The company's agents are independent contractors who are compensated on a commission basis. The company currently has approximately 23,000 domestic independent agents contracted.

Insurance Operations - International

The company's international clientèle consists mainly of foreign nationals in upper socioeconomic classes. Insurance products are issued currently to residents of countries in South America, the Caribbean, Eastern Europe, and Asia based upon applications received in the Company's home office in Austin, Texas. Issuing policies to residents of countries in these different regions provides diversification that helps to minimize large fluctuations that could arise due to various economic, political, and competitive pressures that may occur from one country to another. Products issued to international residents are almost entirely universal life and traditional life insurance products. However, certain annuity and investment contracts are also available. At June 30, 2016, the company had approximately 66,400 international life insurance policies in force representing approximately $18.4 billion in face amount of coverage.

International applications are submitted by independent contractor consultants and broker-agents. The company has approximately 2,400 independent international consultants and brokers currently contracted.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)

International:
Universal life	$718	742	1,195	1,427
Traditional life	572	656	980	1,493
Equity-index life	2,468	4,077	4,601	7,241

	3,758	5,475	6,776	10,161
Domestic:
Universal life	7	16	10	34
Traditional life	30	(8)	57	91
Equity-index life	4,059	4,903	7,978	8,894

	4,096	4,911	8,045	9,019

Totals	$7,854	10,386	14,821	19,180

Life insurance sales, as measured by annualized first year premiums, decreased 24% in the second quarter of 2016 as compared to the second quarter of 2015. By market segment, the domestic life insurance line of business declined 17% while the international life insurance line of business posted a 31% decrease over the comparable results during the second quarter of 2015. For the six months ended June 30, 2016 total life sales decreased 23% from 2015 levels as domestic life insurance sales declined 11% during this period and international life insurance sales decreased 33%.

The company's domestic operations life insurance product portfolio includes single premium universal life ("SPUL") and equity-index universal life ("EIUL") products as well as hybrids of the EIUL and SPUL products, combining features of these core products. Equity-index universal life products continue to be the predominant product sold in the domestic life market. Most of these sales are single premium mode products (one year, five year, or ten year) designed for transferring accumulated wealth tax efficiently into life insurance policies with limited underwriting due to lesser net insurance amounts at risk (face amount of the insurance policy less cash premium contributed). These products were designed and implemented several years ago targeting the accumulated savings of the Baby Boomer segment of the population entering their retirement years. The wealth transfer life products have been valuable offerings for the Company's distributors as evidenced by comprising 99% of total domestic life sales in the first six months of 2016. The company also began offering in its domestic line of business graded death benefit whole life and term insurance (traditional) products in 2015.

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

	Six Months Ended June 30,
	2016	2015

Percentage of International Sales:
Latin America	96.0%	86.7%
Pacific Rim	—	10.2
Eastern Europe/Asia	4.0	3.1

Totals	100.0%	100.0%

Year-to-date, the company has accepted new business from residents outside of the United States in over thirty different countries with Venezuela (30%), Peru (16%), Chile (12%), and Argentina (10%) comprising the regions with contributions of 10% or more of total international sales.

As previously disclosed in prior SEC filings, the Brazilian Superintendence of Private Insurance ("SUSEP") attempted to serve National Western in 2011 with a subpoena regarding an administrative proceeding initiated by SUSEP in which it alleged the company was operating as an insurance company in Brazil without due authorization. While the company believes that SUSEP has no jurisdiction over the company, the company has been in discussions with SUSEP in an effort to resolve this matter. In light of the pendency of discussions with Brazilian authorities, the company ceased accepting new applications from residents in Brazil in the fourth quarter of 2015. Additionally, after careful consideration of various factors, including segment performance and the volume of application submissions, the company ceased accepting applications from residents in certain other countries, primarily in Central America and the Pacific Rim. Sales of new policies issued to residents in these countries, including Brazil, represented approximately 24% of total international life insurance new business placed during 2015. The actions taken with regard to ceasing the acceptance of applications in the areas mentioned above occurred in the fourth quarter of 2015. Consequently, the international life insurance declines in sales for the quarter and six months ended June 30, 2016 in comparison to like periods in 2015 reflect the discontinuance of business.

The average new policy face amounts since 2010 are as shown in the following table.

	Average New Policy Face Amount
	Domestic	International

Year ended December 31, 2010	$164,800	338,600
Year ended December 31, 2011	178,500	363,600
Year ended December 31, 2012	254,900	380,200
Year ended December 31, 2013	286,000	384,000
Year ended December 31, 2014	286,600	382,600
Year ended December 31, 2015	274,500	342,500
Six months ended June 30, 2016	316,300	338,700

The company's efforts are directed toward maintaining its competitive advantages in accepting applications from upper socio-economic residents of international countries and to its wealth transfer strategies for domestic life sales. In both of these strategies the company's portfolio of fixed-index (equity indexed) life insurance products plays an important role. Fixed-index life products accounted for 85% of total life sales in the first six months of 2016, as compared to 84% for the same period in 2015.

The table below sets forth information regarding National Western's life insurance in force for each date presented.

	Insurance In Force as of
	June 30,
	2016	2015
	($ in thousands)

Universal life:
Number of policies	45,780	49,330
Face amounts	$5,198,880	6,388,970

Traditional life:
Number of policies	34,860	36,490
Face amounts	$3,546,250	3,623,850

Fixed-index life:
Number of policies	39,040	39,220
Face amounts	$9,571,240	9,824,820

Rider face amounts	$3,132,250	3,066,080

Total life insurance:
Number of policies	119,680	125,040
Face amounts	$21,448,620	22,903,720

At June 30, 2016, the company’s face amount of life insurance in force was comprised of $18.4 billion from the international line of business and $3.0 billion from the domestic line of business. At June 30, 2015, these amounts were $19.8 billion and $3.1 billion for the international and domestic lines of business, respectively.

Annuities

The following table sets forth information regarding the company's annuity sales activity as measured by single and annualized first year premiums. Similar to life insurance sales, these figures are considered a non-GAAP financial measure but are shown in accordance with industry practice and depict National Western's sales productivity.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)

Fixed-index annuities	$185,121	183,140	341,889	337,502
Other deferred annuities	11,493	17,035	22,404	29,913
Immediate annuities	1,262	1,060	2,391	2,017

Totals	$197,876	201,235	366,684	369,432

Annuity sales in the second quarter as well as the first six months of 2016 were comparatively level with those of 2015. The company's mix of annuity sales have historically shifted with interest rate levels and the relative performance of the equity market. Over the past several years, sales of fixed-index products have accounted for 60% to 90% of all annuity sales. During the first six months of 2016, this percentage reached 93% reflecting the ongoing bull market run in equities since bottoming out in 2009 and the persisting low level of fixed interest rates. For all fixed-index products, the company purchases over the counter call options to hedge the equity return feature. The options are purchased relative to the issuance of the annuity contracts in such a manner to minimize timing risk. Generally, the index return during the indexing period (if the underlying index increases) becomes a component in a formula (set forth in the annuity), the result of which is credited as interest to contract holders electing the index formula crediting method at the beginning of the indexing period. The formula result can never be less than zero with these products. The company does not deliberately mismatch or under hedge for the equity feature of the products. Fixed-index products also provide the contract holder the alternative to elect a fixed interest rate crediting option.

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

The following table sets forth information regarding annuities in force for each date presented.

	Annuities In Force as of
	June 30,
	2016	2015
	($ in thousands)

Fixed-index annuities
Number of policies	73,640	70,800
GAAP annuity reserves	$5,617,739	5,370,138

Other deferred annuities
Number of policies	48,550	52,310
GAAP annuity reserves	$1,997,058	2,181,772

Immediate annuities
Number of policies	14,630	15,290
GAAP annuity reserves	$369,525	362,898

Total annuities
Number of policies	136,820	138,400
GAAP annuity reserves	$7,984,322	7,914,808

Impact of Recent Business Environment

The Company's business is generally aided by an economic environment undergoing expansion, whether moderate or vibrant, characterized by metrics which indicate improving employment data and increases in personal income. The unemployment rate dropped slightly during the second quarter from 5.0% to 4.9% and job creation averaged slightly over 150,000 jobs per month during this period. While respectable figures, they are not necessarily harbingers to above average growth in the immediate future. Investor sentiment, however, improved as net outflows from money market mutual funds were redirected into bond and stock market funds during the quarter.

Industry analysts and observers generally agree that a sudden jump in interest rate levels, while currently not thought to be a likely scenario, would be harmful to life insurers with interest-sensitive products as it could provide an impetus for abnormal levels of product surrenders and withdrawals at the same time fixed debt securities held by insurers declined in market value. At present, the concern has been redirected toward the possibility that low interest rates will not go away as fast as expected and pressure on insurers' investment income could remain, potentially for an extended period of time. The Federal Reserve deferred further rate increases in June on the heels of weaker-than-expected May job unemployment figures and the uncertainty stemming from Britain's unexpected decision to leave the European Union. While recent commentary from the Federal Reserve presents an upgraded assessment on the economy's recent performance, the significant decline in bullish positions in the U.S. dollar reveals a high degree of market skepticism that rate increases will be put in place by the Federal Reserve during the remainder of the calendar year. It is uncertain what direction and at what pace interest rate movements may occur in the future and what impact, if any, such movements would have on the Company's business, results of operations, cash flows or financial condition.

The Company's operating strategy continues to be to maintain capital levels substantially above regulatory and rating agency requirements in order to maintain its solid independent financial strength insurance ratings. Our business model is predicated upon steady growth in invested assets while managing the block of business within profitability objectives. A key premise of our financial management is maintaining a high quality investment portfolio, well matched in terms of duration with policyholder obligations, that continues to outperform the industry with respect to adverse impairment experience. This discipline enables the Company to sustain resources more than adequate to fund future growth and absorb abnormal periods of cash outflows.

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

Consolidated Operations

Revenues.  The following details Company revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)

Universal life and annuity contract charges	$41,448	38,345	83,458	75,658
Traditional life premiums	4,917	5,162	9,090	9,509
Net investment income (excluding derivatives)	111,157	111,041	219,558	219,251
Other revenues	4,696	5,194	9,574	10,523

Operating revenues	162,218	159,742	321,680	314,941
Derivative gain (loss)	2,094	(8,782)	(10,807)	(17,069)
Net realized investment gains (losses)	2,782	4,258	5,163	5,236

Total revenues	$167,094	155,218	316,036	303,108

Universal life and annuity contract charges - Revenues for universal life and annuity contracts were higher for the first six months in 2016 compared to 2015 primarily due to an increase in surrender charge revenue. Revenues for universal life and annuity products consist of policy charges for the cost of insurance, administration charges, and surrender charges assessed against policyholder account balances, less reinsurance premiums, as shown in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)

Contract Revenues:
Cost of insurance and administrative charges	$33,136	33,239	66,289	66,243
Surrender charges	12,168	9,778	23,607	18,725
Other charges	(147)	(1,080)	1,318	(1,802)
Gross contract revenues	45,157	41,937	91,214	83,166

Reinsurance premiums	(3,709)	(3,592)	(7,756)	(7,508)

Net contract revenues	$41,448	38,345	83,458	75,658

Cost of insurance charges typically trend with the size of the life insurance block in force and the amount of new business issued during the period. Life insurance in force during the six months ended June 30, 2016 averaged approximately $21.7 billion while for the same period of 2015 averaged $23.0 billion. Countering the decline in insurance in force, the Company implemented higher cost of insurance charges on international life insurance products during the second quarter of 2016. Accordingly, for the three months ended June 30, 2016, cost of insurance charges increased to $26.3 million from $26.1 million in the comparable quarter of 2015. For the six months ended June 30, 2016, cost of insurance charges increased slightly to $52.7 million from $52.3 million at June 30, 2015. In addition to the increase in international cost of insurance charges, the increase reflects larger domestic face amounts of insurance being added to the in force block of business replacing smaller face amounts terminated through death, surrender or lapsation. Administrative charges pertaining to new business issued declined marginally to $13.6 million for the six months ended June 30, 2016 versus $14.0 million for the six months ended June 30, 2015 due to the lower amount of life insurance policies issued.

Surrender charges assessed against policyholder account balances upon withdrawal increased 26% in the first six months of 2016 versus the comparable prior year period. While the Company earns surrender charge income that is assessed upon policy terminations, the Company's overall profitability is enhanced when policies remain in force and additional contract revenues are realized and the Company continues to make an interest rate spread equivalent to the difference it earns on its investment and the amount that it credits to policyholders. In the first half of 2016, lapse rates on domestic life insurance and annuity policies were generally consistent with the prior year. The increase in surrender charge income recognized in the current period reflects an increase in the international life insurance lapse rate, most noticeably in the countries from which the Company ceased accepting applications from residents in the fourth quarter of 2015. Surrender charge income recognized is also dependent upon the duration of policies at the time of surrender (i.e. later duration policy surrenders having a lower surrender charge assessed and earlier duration surrenders having a higher surrender charge).

Traditional life premiums - Traditional life premiums were down slightly in the three and six months ended June 30, 2016 compared to the same periods in 2015. Most of the decline was incurred in renewal life insurance premiums reflecting the increase in international policy lapses noted above. Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period. The Company's life insurance sales focus has historically been primarily centered around universal life products, although additional term products have been added to the Company's portfolio recently. Universal life products, especially the Company's equity indexed universal life products which offer the opportunity for consumers to acquire life insurance protection and receive credited interest linked in part to an outside market index, have been more popular product offerings in the Company's markets representing in excess of 90% of new life insurance sales for the periods shown.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)

Gross investment income:
Debt and equities	$104,217	104,160	209,183	207,387
Mortgage loans	1,848	2,150	3,506	4,856
Policy loans	945	998	1,864	1,950
Short-term investments	198	46	255	155
Other invested assets	4,204	3,938	5,276	5,456

Total investment income	111,412	111,292	220,084	219,804
Less: investment expenses	255	251	526	553

Net investment income (excluding derivatives)	111,157	111,041	219,558	219,251
Derivative gain (loss)	2,094	(8,782)	(10,807)	(17,069)

Net investment income	$113,251	102,259	208,751	202,182

For the six months ended June 30, 2016, debt and equity securities generated approximately 95% of total investment income, excluding derivative gain (loss). The Company's strategy is to invest substantially all of its cash flows in fixed debt securities consistent with its guidelines for credit quality, duration, and diversification. The relatively stable level of investment income from debt and equity securities through the second quarter of 2016 versus 2015 despite higher portfolio balances in the current period reflects higher yielding debt securities maturing or being called by borrowers and being replaced with lower yielding securities in the current interest rate environment. Investment yields on new bond purchases during the first six months of 2016 remained below the portfolio's weighted average yield of 4.20%.

Mortgage loan investment income for the six months ended June 30, 2016 decreased over the comparable period in 2015 reflecting a gradual decline in the portfolio balance from $132.3 million at June 30, 2015 to $108.3 million at December 31, 2015 and $110.5 million at March 31, 2016. The Company's new mortgage loan activity has been relatively low in recent years given the low level of rates and the higher level of risk associated with commercial properties in the current economic environment. However, this has been identified as an area of investment focus going forward. During the six months ended June 30, 2016 the Company originated new mortgage loans in the amount of $38.6 million compared to $1.6 million in the comparable period of 2015 lifting the portfolio balance to $130.7 million at June 30, 2016.

In order to evaluate underlying profitability and results from ongoing operations, net investment income performance is analyzed excluding derivative gain (loss), which is a common practice in the insurance industry.  Net investment income and average invested assets shown below includes cash and cash equivalents. Net investment income performance is summarized as follows.

	Six Months Ended June 30,
	2016	2015
	(In thousands)

Excluding derivatives:
Net investment income	$219,558	219,251
Average invested assets, at amortized cost	$10,383,587	10,044,392
Annual yield on average invested assets	4.23%	4.37%

Including derivatives:
Net investment income	$208,751	202,182
Average invested assets, at amortized cost	$10,434,451	10,137,799
Annual yield on average invested assets	4.00%	3.99%

The lower yield on average invested assets, excluding derivatives, through the second quarter of 2016 compared to 2015 is due to ongoing lower yields obtained on new fixed maturity debt securities investments. During 2015, the average yield on bond purchases to fund insurance operations was 3.51% representing a 1.36% spread over treasury rates. Insurance operation bond purchases through the second quarter of 2016 increased somewhat with an average yield of 3.55% primarily the result of spreads increasing to 1.76% over treasury rates. The yield rates during both 2015 and 2016 are below the weighted average bond portfolio rate which was 4.20% at June 30, 2016. The weighted average quality of new purchases during the first six months was "BBB+", which was slightly lower than the "A-" overall quality rating of purchases during 2015. The composite duration of purchases during the first six months of 2016 was approximately the same as that for 2015 purchases. The Company's general investment strategy is to purchase securities with maturity dates approximating ten years in the future. Accordingly, an appropriate measure for benchmarking the direction of interest rate levels for the Company's debt security purchases is the ten year treasury bond rate. After ending 2015 at a rate of 2.27%, the daily closing yield of the ten year treasury bond ranged from a low of approximately 1.35% to a high of 2.25% during the first six months of 2016, and ended the second calendar quarter at 1.47%.

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

Other revenues - Other revenues primarily pertain to the Company's two nursing home operations in Reno, Nevada and San Marcos, Texas. Revenues associated with these operations were $9.2 million and $10.4 million for the six months ended June 30, 2016 and 2015, respectively. Lower nursing home revenues reflect lower census figures at the facilities thus far in 2016 given local competition for residents and a change in mix of payor sources toward lower reimbursement patient types.

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

Gains and losses from index options are substantially due to changes in equity market conditions. Index options are intended to act as hedges to match the returns on the product's underlying reference index and the rise or decline in the index relative to the index level at the time of the option purchase which causes option values to likewise rise or decline. As income from index options fluctuates with the underlying index, the contract interest expense to policyholder accounts for the Company's fixed-index products also fluctuates in a similar manner and direction. For the quarter ended June 30, 2016, the reference indices increased and the Company recorded an overall gain from index options as shown below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)

Derivatives:
Unrealized gain (loss)	$23,567	(26,701)	27,300	(48,119)
Realized gain (loss)	(21,473)	17,919	(38,107)	31,050

Total gain (loss) included in net investment income	$2,094	(8,782)	(10,807)	(17,069)

Total contract interest	$62,799	49,431	111,816	98,470

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

Net realized investment gains (losses) - Realized gains on investments in 2016 primarily resulted from bond calls and sales. The net gains reported for the six months ended June 30, 2016 consisted of gross gains of $5.3 million offset by gross losses of $0.1 million. No other-than-temporary credit impairment losses were recorded during the six months ended June 30, 2016 and 2015.

The Company records impairment write-downs when a decline in value is considered to be other-than-temporary and full recovery of the investment is not expected. Impairments due to credit factors are recorded in the Company's Condensed Consolidated Statements of Earnings while non-credit (liquidity) impairment losses are included in Condensed Consolidated Statement of Comprehensive Income (Loss). Impairment and valuation write-downs reflected in the Company's Condensed Consolidated Statements of Earnings are summarized in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)

Impairment or valuation write-downs:
Bonds	$—	—	—	—
Equities	—	107	—	107

Total	$—	107	—	107

As shown in the table above, the Company recognized no impairments during the first six months of 2016. While the Company frequently impairs equity securities in reporting periods, the level of potential impairments in 2016 thus far did not approach the threshold of materiality. Equity securities (common stocks) represent 0.1% of invested assets and individual common stock holdings have an average cost basis of approximately $40,000.

Benefits and Expenses.  The following table details benefits and expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)

Life and other policy benefits	$15,540	16,120	31,141	35,386
Amortization of deferred policy acquisition costs	28,966	28,070	64,186	55,722
Universal life and annuity contract interest	62,799	49,431	111,816	98,470
Other operating expenses	19,403	18,802	42,710	39,312

Totals	$126,708	112,423	249,853	228,890

Life and other policy benefits - Death claim benefits, the largest component of policy benefits, decreased to $17.9 million in the first six months of 2016 compared to $21.5 million for the first six months of 2015. Death claim amounts are generally subject to variation from period to period. For the three months ended June 30, 2016 and 2015, death claim benefits were $9.9 million and $8.5 million. The Company's overall mortality experience has generally been consistent with or better than its product pricing assumptions.

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

The following table identifies the effects of unlocking and true-up adjustments on DPAC balances recorded through amortization expense for the three and six months ended June 30, 2016 and 2015.

Increase (Decrease) in DPAC Balance	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)

Unlocking	$3,620	—	3,620	1,810
True-up	(1,380)	4,100	(1,020)	5,520

Totals	$2,240	4,100	2,600	7,330

True-up adjustments were recorded in 2016 and 2015 relative to partial surrender rates, mortality rates, credited interest rates and earned rates for the current year's experience. In the second quarter, true-up adjustments resulted in a $1.4 million increase in amortization expense for 2016 and a $4.1 million decrease for 2015. These adjustments further produced a $1.0 million increase in amortization expense for the six months ended June 30, 2016, and a $5.5 million decrease for the six months ended June 30, 2015. The true-up adjustments for the life insurance lines of business were positive (decrease to amortization expense) by $9.9 million in the first six months of 2016 whereas the true-up adjustments for the annuity line of business during the same period were negative by $11.0 million incrementally adding to amortization expense. For the six months ended June 30, 2015, true-up adjustments for the life insurance lines of business were positive (decrease to amortization expense) by $9.7 million while true-up adjustments for the annuity line of business increased amortization expense by $4.2 million. The annuity true-up adjustments in the 2016 period relative to 2015 were a larger negative amount due to increased spread compression on the block of business.

In the quarter and six months ended June 30, 2016, the Company unlocked the DPAC balance associated with its International Life insurance segment for favorable mortality, increased cost of insurance charges that had been implemented, and higher lapse assumptions for policies associated with residents in "disengaged countries" (countries which the Company ceased accepting applications from residents during 2015). The effect of the prospective unlocking was to increase DPAC balances by $7.3 million (and decrease amortization expense). Concurrently, the Company also unlocked the DPAC balance for its Annuity segment for surrender and annuitization rates on its indexed, single tier, and two tier annuities. The effect of this prospective unlocking was to decrease DPAC balances by $3.7 million (and increase amortization expense).

In the six months ended June 30, 2015, the Company unlocked the DPAC balance associated with its International Life insurance segment for favorable mortality experience on one of its universal life products. The effect of the prospective unlocking was to increase DPAC balances by $7.1 million (and decrease amortization expense). In addition, the Company unlocked the DPAC balance associated with its annuity segment for future assumptions pertaining to product development override costs (trailer commissions) which it is obligated to pay to certain contracted National Marketing Organizations. The effect of the prospective unlocking was to decrease DPAC balances by $5.3 million (and increase amortization expense).

The Company is required to evaluate its emergence of profits continually and management believes that the current amortization patterns of deferred policy acquisition costs, incorporating these unlocking adjustments, are reflective of actual experience.

As the DPAC balance is an asset on the Company's Condensed Consolidated Balance Sheet, generally accepted accounting principles (GAAP) provide for an earned interest return on the unamortized balance each period. The earned interest serves to increase the DPAC balance and reduce amortization expense. The rate at which the DPAC balance earns interest is the average credited interest rate on the Company's universal life and annuity policies in force, including credited interest on equity-index policies. Since the Company's crediting rates have declined, both due to lower fixed interest rates as well as lower equity-index credits, the amount of earned interest on DPAC balances has declined resulting in higher amortization expense.

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

The Company's approximated average credited rates through the first six months, excluding and including fixed-index (derivative) products, were as follows:

	June 30,		June 30,
	2016	2015	2016	2015
	(Excluding fixed-index products)		(Including fixed-index products)

Annuity	2.32%	2.47%	1.98%	1.84%
Interest sensitive life	3.63%	3.73%	2.86%	3.52%

Contract interest including fixed-index products also encompasses the performance of the index options associated with the Company's fixed-index products. As previously noted, the market performance of these derivative features resulted in net realized and unrealized gains/(losses) of $2.1 million and $(8.8) million for the quarters ended June 30, 2016 and 2015, respectively.

Similar to deferred policy acquisition costs, the Company defers sales inducements in the form of first year credited interest bonuses on annuity products that are directly related to the production of new business. These bonus interest charges are deferred and amortized using the same methodology and assumptions used to amortize other capitalized acquisition costs and the amortization is included in contract interest. In addition, deferred sales inducement balances are also reviewed periodically to ascertain whether actual experience has deviated significantly from that assumed (unlock) and are adjusted to reflect current policy lapse or termination rates, expense levels and credited rates on policies compared to anticipated experience (true-up). These adjustments, plus or minus, are included in contract interest expense. For the six months ended June 30, 2016 and 2015, the Company recorded true-up adjustments of its deferred sales inducement balances resulting in decreased balance sheet amounts of $3.5 million and $1.1 million, respectively, which thereby increased contract interest expense by a like amount. For the quarter ended June 30, 2016 and 2015, the true-up adjustments recorded decreased balance sheet amounts by $1.6 million and $0.6 million, respectively.

The Company unlocked its deferred sales inducement balance during the quarter ended June 30, 2016 associated with its annuity segment for surrender and annuitization rate changes as noted in the discussion on deferred policy acquisition costs. The effect of the prospective unlocking was to decrease the deferred sales inducement balance by $1.7 million. In addition, as part of this unlocking, benefit reserves for international universal life and deferred annuities (two tier) were increased by a net amount of $6.0 million. This reserve change increased the contract interest charge for the period.

The Company also unlocked its deferred sales inducement balance in the first six months of 2015 associated with its annuity segment for future expense assumptions pertaining to product development override costs as previously discussed. The effect of the prospective unlocking was to decrease the deferred sales inducement balance by $1.8 million which increased contract interest expense by the same amount.

Other operating expenses - Other operating expenses consist of general administrative expenses, licenses and fees, commissions not subject to deferral, nursing home expenses and compensation costs. These expenses for the three and six months ended June 30, 2016 and 2015 are summarized in the table that follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)

General insurance expenses	$6,784	4,718	17,785	11,911
Nursing home expenses	4,503	4,714	9,119	9,409
Compensation expenses	3,761	4,688	7,154	9,185
Commission expenses	2,819	2,958	5,437	5,704
Taxes, licenses and fees	1,536	1,724	3,215	3,103

Totals	$19,403	18,802	42,710	39,312

General insurance expenses include provisions for litigation and other settlement payments made in lieu of litigation. As discussed in the Legal Proceedings section of the footnotes to the condensed consolidated financial statements, the Company charged $2.9 million against earnings in the first quarter of 2016 related to litigation involving an annuity contract matter in Puerto Rico. General insurance expenses also include expenditures for software and amortization of previously capitalized information technology expenditures. In 2016, the Company began processing new policy applications for certain lines of business on a proprietary policy administration system that had been under development for a number of years. Amortization of the costs capitalized in development of this system therefore commenced in 2016 and approximated $2.6 million for the first six months of 2016. This amortization will continue for the next seven years.

Nursing home expenses reflect the operations of the two facilities owned by the Company. Expenses during the first six months of 2016 were slightly below the previous period reflecting cost containment measures coinciding with lower census figures.

Compensation expenses include share-based compensation costs related to outstanding vested and nonvested stock options and SARs. As further discussed in Note 7 to the condensed consolidated financial statements, the Company awarded 14,643 new SARs to officers of National Western during the first quarter of 2016. No stock options or SARs were awarded in the first six months of 2015. The related share-based compensation costs move in tandem not only with the number of stock options and SARs outstanding but also with the movement in the market price of the Company's Class A common stock as a result of marking the stock options and SARs to fair value under the liability method of accounting. Consequently, the related expense amount varies positive or negative in any given period. During the second quarter of 2016, the Company's closing stock price declined from $230.63 at March 31, 2016 to $195.27 at June 30, 2016. For the three months ended June 30, 2016 share-based compensation expense was $(1.3) million while for the comparable period in 2015 share based-compensation expense was $(0.8) million. For the six months ended June 30, 2016 share-based compensation expense was $(2.8) million versus $(1.6) million in the same period for 2015.

Taxes, licenses and fees include premium taxes and licensing fees paid to state insurance departments, guaranty fund assessments, the company portion of social security and Medicare taxes, and other state and municipal taxes. For the six months ended June 30, 2016, these amounts increased from the comparable period in 2015 largely due to higher premium tax remittances to state insurance departments which were $1.5 million in the current year compared to $1.4 million in the prior year.

Federal Income Taxes. Federal income taxes on earnings from operations reflect an effective tax rate of 34.2% for the six months ended June 30, 2016 compared to 32.4% for the six months ended June 30, 2015. The Company's effective tax rate is typically lower than the Federal rate of 35% due to tax-exempt investment income related to municipal securities and dividends-received deductions on income from stocks.

Segment Operations

Summary of Segment Earnings
A summary of segment earnings for the three and six months ended June 30, 2016 and 2015 is provided below. The segment earnings exclude realized gains and losses on investments, net of taxes.

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
	(In thousands)

Segment earnings (losses):
Three months ended:
June 30, 2016	$(195)	19,407	877	4,388	24,477
June 30, 2015	$997	10,303	10,420	4,371	26,091

Six months ended:
June 30, 2016	$319	31,612	500	7,758	40,189
June 30, 2015	$(1,232)	24,184	15,771	8,058	46,781

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$8,648	7,937	16,307	14,424
Net investment income	9,584	8,005	15,717	15,170
Other revenues	6	4	30	20

Total revenues	18,238	15,946	32,054	29,614

Benefits and expenses:
Life and other policy benefits	4,670	3,882	8,291	8,995
Amortization of deferred policy acquisition costs	3,309	1,698	5,320	4,879
Universal life insurance contract interest	7,217	5,460	11,060	10,399
Other operating expenses	3,323	3,442	6,898	7,157

Total benefits and expenses	18,519	14,482	31,569	31,430

Segment earnings (loss) before Federal income taxes	(281)	1,464	485	(1,816)
Provision (benefit) for Federal income taxes	(86)	467	166	(584)

Segment earnings (loss)	$(195)	997	319	(1,232)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)

Universal life insurance revenues	$9,134	7,207	17,525	14,404
Traditional life insurance premiums	1,471	2,464	2,664	3,447
Reinsurance premiums	(1,957)	(1,734)	(3,882)	(3,427)

Totals	$8,648	7,937	16,307	14,424

The Company's domestic life insurance in force in terms of policy count has been declining for several years. The pace of new policies issued has lagged the number of policies terminated from death or surrender by roughly a two-to-one rate over the past couple of years causing a declining level of insurance in force from which contract charge revenue is received. Consequently, the number of domestic life insurance policies in force has declined from 55,700 at December 31, 2014 to 54,300 at December 31, 2015, and to 53,300 at June 30, 2016. Universal life insurance revenues are also generated with the issuance of new business based upon amounts per application and percentages of the face amount (volume) of insurance issued. Revenues associated with issuing new business are typically greater than that realized in a renewal period for in force policies. The number of domestic life policies issued in the first six months of 2016 was 22% lower than in the comparable period for 2015 and the volume of insurance issued was 10% less than that in 2015. Universal life insurance revenues also include surrender charge income realized on terminating policies and, in the case of Domestic universal life, amortization into income of the premium load on single premium policies which the Company began deferring in 2013.

Premiums collected on universal life products are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings in accordance with GAAP.  Actual domestic universal life premiums collected are detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)

Universal life insurance:
First year and single premiums	$28,016	34,250	55,542	60,729
Renewal premiums	5,079	5,426	10,346	10,487

Totals	$33,095	39,676	65,888	71,216

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

Net investment income for this segment of business, excluding derivative gain/(losses), has been gradually increasing due to the increased new business activity described above and a higher level of investments needed to support the corresponding growth in policy obligations, especially those for single premium policies. The increase in net investment income has been partially muted by lower investment yields from debt security investment purchases during this time frame. Net investment income also includes the gains and losses on index options purchased to back the index crediting mechanism on fixed-index universal products.

A detail of net investment income for domestic life insurance operations is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)

Net investment income (excluding derivatives)	$8,490	8,117	16,764	15,267
Derivative gain (loss)	1,094	(112)	(1,047)	(97)

Net investment income	$9,584	8,005	15,717	15,170

Life and policy benefits for a smaller block of business are subject to variation from quarter to quarter. Claim activity during the first six months of 2016 was in line with historical trends and slightly lower compared to the first half of 2015. The number of incurred claims during the first six months of 2016 increased 2% compared to the first six months of 2015 while the average net claim amount decreased from $23,000 to $22,000, respectively. The low face amount per claim reflects the older block of domestic life insurance policies sold which were final expense type products (i.e. purchased to cover funeral costs) and fewer claims from more recent policy sales which have much higher face amounts of insurance coverage per policy. The Company's overall mortality experience for this segment is in line with pricing assumptions.

As noted previously in the discussion of Results of Operations, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience with the adjustment reflected in current period amortization expense. To the extent required, the Company may also record unlocking adjustments to DPAC balances. The following table identifies the effects of unlocking and true-up adjustments on domestic life insurance DPAC balances recorded through amortization expense for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)

Increase (Decrease) in DPAC Balance
Unlocking	$—	—	—	—
True-up	940	2,240	2,800	3,190

Totals	$940	2,240	2,800	3,190

As noted in the table above, the true-up adjustments recorded increased the DPAC balance on the Condensed Consolidated Balance Sheets which conversely reduced amortization expense in current earnings by a like amount for the periods shown.

International Life Insurance Operations

The Company's international life operations have been a significant factor in the Company's overall earnings performance and represents a niche where the Company believes it has a competitive advantage. A stable population of distribution relationships has been developed providing the Company with a consistent foundation for development of the block of business over a number of years .

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$31,437	29,364	64,225	59,697
Net investment income	10,593	8,785	17,440	17,399
Other revenues	4	(25)	40	61

Total revenues	42,034	38,124	81,705	77,157

Benefits and expenses:
Life and other policy benefits	4,583	5,587	9,751	11,792
Amortization of deferred policy acquisition costs	(681)	5,163	4,424	4,513
Universal life insurance and annuity contract interest	2,673	6,927	8,356	14,057
Other operating expenses	5,650	5,212	11,176	11,134

Total benefits and expenses	12,225	22,889	33,707	41,496

Segment earnings (losses) before Federal income taxes	29,809	15,235	47,998	35,661
Provision (benefit) for Federal income taxes	10,402	4,932	16,386	11,477

Segment earnings (loss)	$19,407	10,303	31,612	24,184

As with domestic life operations, revenues from the international life insurance segment include both premiums on traditional type products and contract revenues from universal life insurance. A comparative detail of premiums and contract revenues is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)

Universal life insurance revenues	$31,740	29,532	61,672	58,724
Traditional life insurance premiums	1,447	1,699	6,426	5,062
Reinsurance premiums	(1,750)	(1,867)	(3,873)	(4,089)

Totals	$31,437	29,364	64,225	59,697

In general, universal life revenues and operating earnings are anticipated to emerge with growth in the amount of international life insurance in force. The volume of insurance in force contracted from $20.0 billion at December 31, 2014 to $19.0 billion at December 31, 2015 and further decreased to $18.4 billion at June 30, 2016. Universal life insurance revenues are also generated with the issuance of new business based upon amounts per application and percentages of the face amount (volume) of insurance issued. The number of international life policies issued in the first six months of 2016 was 29% lower than in the first six months of 2015 while the volume of insurance issued was 32% less than that issued in 2015 during the same period as a result of ceasing the acceptance of applications from residents from certain countries in the fourth quarter of 2015.

A third component of international universal life revenues include surrender charges assessed upon surrender of contracts by policyholders. At the height of the financial crisis in 2008 through 2010 the Company's international policyholders exhibited concern regarding the developments in U.S. financial markets. This evidenced itself in the Company's termination activity in its international life policies in force. The Company incurred higher termination experience than is typical which resulted in recognition of increased surrender charge fee income. This level of termination activity subsequently subsided in 2011 with the termination activity over the following years remaining relatively stable. In 2015, termination activity revisited the levels last seen during the 2008 through 2010 period resulting in additional surrender charge fee revenues. The following table illustrates the Company's recent international life termination experience.

	Amount in $'s	Annualized Termination Rate
	(millions)

Volume In Force Terminations
Year ended December 31, 2011	$1,465.1	7.3%
Year ended December 31, 2012	1,828.4	8.7%
Year ended December 31, 2013	1,838.5	8.6%
Year ended December 31, 2014	1,825.5	8.4%
Year ended December 31, 2015	2,659.1	12.3%
Six months ended June 30, 2016	1,175.1	11.7%

As noted previously, premiums collected on universal life products are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings in accordance with GAAP. Actual international universal life premiums collected are detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)

Universal life insurance:
First year and single premiums	$4,935	6,782	9,101	12,456
Renewal premiums	23,309	26,961	46,510	51,996

Totals	$28,244	33,743	55,611	64,452

The Company's most popular international products have been its fixed-index universal life products in which the policyholder can elect to have the interest rate credited to their policy account values linked in part to the performance of an outside equity index. Included in the totals in the above table are collected premiums for fixed-index universal life products of approximately $35.1 million and $41.8 million for the first six months of 2016 and 2015, respectively. The decline in renewal premiums during the first six months of 2016 compared to 2015 corresponds with the increased termination activity discussed above.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)

Net investment income (excluding derivatives)	$9,542	9,651	18,517	19,404
Derivative gain (loss)	1,051	(866)	(1,077)	(2,005)

Net investment income	$10,593	8,785	17,440	17,399

For liability purposes, the embedded option in the Company's policyholder obligations for this feature is bifurcated and reserved for separately. Accordingly, the impact for the embedded derivative component in the equity-index universal life product is reflected in the contract interest expense for each respective period.

Life and policy benefits primarily consist of death claims on policies. The Company's clientèle for international products are generally wealthy individuals with access to U.S. dollars and quality medical care. Consequently, the amounts of coverage purchased tend to be larger amounts than those for domestic life insurance. In the year ended December 31, 2015, the average face amount of insurance purchased was $343,000, and in the first six months of 2016, the average was $339,000. While life and policy benefit expense for the international life segment reflects the larger policies purchased, mortality due to natural causes is comparable to that in the United States. The Company's maximum risk exposure per insured life is capped at $500,000 through reinsurance. Similar to the domestic life line of business, the average international life net claim amount in the first six months of 2016 decreased from that in the first six months of 2015 to $144,000 from $186,000. The number of claims incurred during the first six months of 2016 increased 5% from the prior year level.

The Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking and true-up adjustments on international life insurance DPAC balances recorded through amortization expense for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)

Increase (Decrease) in DPAC Balance
Unlocking	$7,270	—	7,270	7,120
True-up	2,830	3,940	7,140	6,540

Totals	$10,100	3,940	14,410	13,660

As noted in the Consolidated Operations discussion, the Company unlocked the DPAC balance for this segment during the second quarter of 2016 for favorable mortality, higher cost of insurance charges which had been implemented, and increased lapse rates for disengaged countries. The effect of the prospective unlocking was to increase DPAC balances by $7.3 million (and decrease amortization expense). Similarly, in the six months ended June 30, 2015, the Company unlocked the DPAC balance associated with its International Life segment for favorable mortality experience on one of its universal life products. The effect of the prospective unlocking was to increase DPAC balances by $7.1 million (and decrease amortization expense).

True-up adjustments in the first six months of 2016 and 2015 were favorable and increased the DPAC balance on the Condensed Consolidated Balance Sheet and decreased amortization expense in current earnings by a like amount.

As indicated in the discussion concerning net investment income, contract interest expense includes fluctuations that are the result of the effect upon the embedded derivative for the performance of underlying equity indices associated with fixed-index universal life products. The amounts realized on purchased call options approximate the amounts the Company credits to policyholders. In addition, as part of the unlocking mentioned above, the Company's benefit reserves for the International Life segment were decreased by $6.2 million. The effect of this decrease was to correspondingly decrease contract interest during the period by a like amount.

Annuity Operations

The Company's annuity operations are almost exclusively in the United States. Although some of the Company's investment contracts are available to international residents, current sales of these are small relative to total annuity sales. A comparative analysis of results of operations for the Company's annuity segment is detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$6,280	6,206	12,016	11,046
Net investment income	86,556	79,509	164,195	158,745
Other revenues	(54)	4	6	19

Total revenues	92,782	85,719	176,217	169,810

Benefits and expenses:
Life and other policy benefits	6,287	6,651	13,099	14,599
Amortization of deferred policy acquisition costs	26,338	21,209	54,442	46,330
Annuity contract interest	52,909	37,044	92,400	74,014
Other operating expenses	5,927	5,434	15,517	11,612

Total benefits and expenses	91,461	70,338	175,458	146,555

Segment earnings (loss) before Federal income taxes	1,321	15,381	759	23,255
Provision (benefit) for Federal income taxes	444	4,961	259	7,484

Segment earnings (loss)	$877	10,420	500	15,771

Premiums and contract charges primarily consist of surrender charge income recognized on terminated policies. The amount of the surrender charge income recognized is determined by the volume of surrendered contracts as well as the duration of each contract at the time of surrender given the pattern of declining surrender charge rates over time that is common to most annuity contracts. The Company's lapse rate for annuity contracts in the first six months of 2016 was 6.7% compared to 6.6% during the same period in 2015.

Deposits collected on annuity contracts are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings, in accordance with GAAP. Actual annuity deposits collected for the three and six months ended June 30, 2016 and 2015 are detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)

Fixed-index annuities	$191,939	194,630	345,969	354,937
Other deferred annuities	12,684	12,709	24,212	22,838
Immediate annuities	2,185	2,135	3,710	4,925

Totals	$206,808	209,474	373,891	382,700

Fixed-index products are more attractive for consumers when interest rate levels remain low and equity markets produce positive returns. Since the Company does not offer variable products or mutual funds, fixed-index products provide an important alternative to the Company's existing fixed interest rate annuity products. Fixed-index annuity deposits as a percentage of total annuity deposits were 93% for each of the six months ended June 30, 2016 and 2015, respectively. The percentage of fixed-index products of total annuity sales reflects the low interest rate environment and the ongoing bull market in equities.

As a selling inducement, some of the deferred products, including fixed-index annuity products, contain a first year interest bonus ranging from 1% to 7% depending upon the product, in addition to the base first year interest rate. Other products include a premium bonus ranging from 2% to 10% which is credited to the account balance when premiums are applied. These bonus rates are deferred in conjunction with other capitalized policy acquisition costs. The amounts deferred to be amortized over future periods amounted to approximately $9.3 million and $8.1 million during the first six months of 2016 and 2015, respectively. Amortization of deferred sales inducements is included as a component of annuity contract interest as described later in this discussion of Annuity Operations.

A detail of net investment income for annuity operations is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)

Net investment income (excluding derivatives)	$86,607	87,313	172,878	173,712
Derivative gain (loss)	(51)	(7,804)	(8,683)	(14,967)

Net investment income	$86,556	79,509	164,195	158,745

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

Consistent with the domestic and international life segments, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking and true-up adjustments on annuity DPAC balances recorded through amortization expense for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)

Increase (Decrease) in DPAC Balance
Unlocking	$(3,650)	—	(3,650)	(5,310)
True-up	(5,150)	(2,080)	(10,960)	(4,210)

Totals	$(8,800)	(2,080)	(14,610)	(9,520)

The Company unlocked the DPAC balance associated with its annuity segment in the second quarter of 2016 for surrender and annuitization rates. The effect of the prospective unlocking was to decrease DPAC balances by $3.7 million (and increase amortization expense). The Company also unlocked in the first quarter of 2015 for future expense assumptions pertaining to product development override costs (trailer commissions) which it is obligated to pay to certain contracted National Marketing Organizations. The effect of the prospective unlocking was to decrease DPAC balances by $5.3 million (and increase amortization expense).

As the true-up adjustments decreased the DPAC balances on the Condensed Consolidated Balance Sheet for the six months ended June 30, 2016 and 2015, a corresponding increase in DPAC amortization expense was recorded in the Company's Condensed Consolidated Statements of Earnings in each respective period. The increase in the negative true-up adjustment for the Annuity line of business is due to the impact of spread compression on the Company's interest rate margin. The effect of spread compression is to reduce the estimated gross profits for the product line and result in higher amortization of DPAC balances than expected.

Annuity contract interest includes the equity component return associated with the call options purchased to hedge the Company's fixed-index annuities. The detail of fixed-index annuity contract interest as compared to contract interest for all other annuities is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)

Fixed-index annuities	$25,513	11,621	41,594	21,658
All other annuities	24,432	23,218	45,450	45,481

Gross contract interest	49,945	34,839	87,044	67,139
Bonus interest deferred and capitalized	(5,139)	(4,311)	(9,344)	(8,147)
Bonus interest amortization	8,104	6,516	14,701	15,022

Total contract interest	$52,910	37,044	92,401	74,014

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

Annuity contract interest includes true-up adjustments for the deferred sales inducement balance. True-up adjustments for the deferred sales inducement balance are made each period similar to that done with respect to DPAC balances. For the six months ended June 30, 2016 and 2015, deferred sales inducement balances on the Condensed Consolidated Balance Sheet were reduced by $3.5 million and $1.1 million, respectively, for true-up adjustments. These adjustments are included in the above table as an addition to bonus interest amortization. The Company also unlocked its deferred sales inducement balance in the second quarter of 2016 for surrender and annuitization rates. The effect of the prospective unlocking was to decrease the deferred sales inducement balance by $1.7 million which increased contract interest expense by a like amount. This same unlocking, in addition to impacting the DPAC and deferred sales inducement balances, also increased the Company's benefit reserves by $12.2 million for the two-tier deferred annuity block of business. This reserve increase added $12.2 million to contract interest expense in the quarter and six months ended June 30, 2016.

The Company also unlocked deferred sales inducement balances in the first quarter of 2015 associated with the annuity segment for future expense assumptions pertaining to product development override costs as previously discussed. The effect of the prospective unlocking was to decrease the deferred sales inducement balance by $1.8 million which increased contract interest expense by the same amount.

The majority of litigation and legal matters the Company is involved with emanate from annuity products. The $2.9 million litigation provision discussed in the Consolidated Operations section of this report was allocated to the Annuity Operations segment and is included in other operating expenses in 2016.

Other Operations

The Company's primary business encompasses its domestic and international life insurance operations and its annuity operations of National Western. However, NWLGI and National Western also have small real estate, nursing home, and other investment operations through their wholly owned subsidiaries. Nursing home operations generated $0.1 million and $1.0 million of operating earnings in the first six months of 2016 and 2015, respectively. The remaining pre-tax earnings of $11.7 million and $10.9 million in Other Operations during the six month periods represent investment income from real estate, municipal bonds, and common and preferred equities held in subsidiary company portfolios principally for tax advantage purposes. Included in these amounts are semi-annual distributions from a life interest in the Libby Shearn Moody Trust which is an asset held in NWLSM, Inc. Pretax distributions from this trust were $2.9 million and $3.5 million in the six months periods ended June 30, 2016 and 2015, respectively.

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

	June 30, 2016		December 31, 2015
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Debt securities	$10,188,137	96.3	$10,035,189	97.4
Mortgage loans	130,677	1.2	108,311	1.1
Policy loans	60,587	0.6	61,957	0.6
Derivatives, index options	63,319	0.6	38,409	0.4
Real estate	32,105	0.3	16,333	0.2
Equity securities	19,657	0.2	18,361	0.2
Other	85,206	0.8	10,454	0.1

Totals	$10,579,688	100.0	$10,289,014	100.0

Debt and Equity Securities

The Company maintains a diversified portfolio which consists mostly of corporate, mortgage-backed, and public utility fixed income securities. Investments in mortgage-backed securities primarily include U.S. Government agency pass-through securities and collateralized mortgage obligations ("CMO"). The Company's investment guidelines prescribe limitations by type of security as a percent of the total investment portfolio and all holdings were within these threshold limits. As of June 30, 2016 and December 31, 2015, the Company's debt securities portfolio consisted of the following classes of securities:

	June 30, 2016		December 31, 2015
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Corporate	$7,024,958	69.0	$6,814,793	68.0
Residential mortgage-backed securities	1,477,288	14.5	1,542,587	15.4
Public utilities	1,193,435	11.7	1,178,622	11.7
State and political subdivisions	444,540	4.4	436,493	4.3
U.S. agencies	10,005	0.1	15,019	0.1
Asset-backed securities	25,306	0.2	35,393	0.4
Foreign governments	10,675	0.1	10,355	0.1
U.S. Treasury	1,930	—	1,927	—

Totals	$10,188,137	100.0	$10,035,189	100.0

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

	Six Months Ended June 30,	Year Ended December 31,
	2016	2015
	($ In thousands)

Cost of acquisitions	$299,444	$1,309,930
Average credit quality	BBB+	A-
Effective annual yield	3.55%	3.51%
Spread to treasuries	1.76%	1.36%
Effective duration	8.1 years	8.5 years

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

In addition to diversification, an important aspect of the Company's investment approach is managing the credit quality of its investment in debt securities. Thorough credit analysis is performed on potential corporate investments including examination of a company's credit and industry outlook, financial ratios and trends, and event risks. This emphasis is reflected in the high average credit rating of the Company's debt securities portfolio with 98.1%, as of June 30, 2016, held in investment grade securities. In the table below, investments in debt securities are classified according to credit ratings by nationally recognized statistical rating organizations.

	June 30, 2016		December 31, 2015
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

AAA	$88,611	0.9	$97,068	1.0
AA	2,267,666	22.3	2,361,417	23.5
A	3,419,351	33.6	3,399,230	33.9
BBB	4,218,544	41.4	4,016,665	40.0
BB and other below investment grade	193,965	1.8	160,809	1.6

Totals	$10,188,137	100.0	$10,035,189	100.0

The Company's investment guidelines do not allow for the purchase of below investment grade securities.  The investments held in debt securities below investment grade are the result of subsequent downgrades of the securities.  These holdings are further summarized below.

	Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	% of Invested Assets
	(In thousands, except percentages)

June 30, 2016	$196,541	193,965	194,460	1.8%

December 31, 2015	$166,508	160,809	160,867	1.6%

The Company's percentage of below investment grade securities as of June 30, 2016 compared with the percentage at December 31, 2015 increased marginally due to downgrade of several securities principally energy-related entities. The Company's holdings of below investment grade securities are relatively small and as a percentage of total invested assets low compared to industry averages.

Holdings in below investment grade securities by category as of June 30, 2016 are summarized below, including June 30, 2016 and December 31, 2015 fair values for comparison. The Company continually monitors developments in these industries for issues that may affect security valuation.

	Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	Fair Value
Industry Category	June 30, 2016	June 30, 2016	June 30, 2016	December 31, 2015
	(In thousands)

Retail	$14,975	15,975	15,975	15,525
Telecommunications	5,042	4,875	4,875	4,850
Asset-backed securities	11,768	11,956	13,476	16,736
Residential mortgage-backed	1,474	1,432	1,432	1,789
Oil & Gas	35,087	31,675	31,675	15,570
Manufacturing	39,013	39,425	41,249	41,768
Banking/finance	15,000	15,000	12,000	13,800
Other	74,182	73,627	73,778	50,829

Totals	$196,541	193,965	194,460	160,867

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

In the energy sector, oil prices have incurred a precipitous drop in prices over the past two years. While prices have troughed and come off of their lows, this severe downturn affected the credit quality of individual companies. At June 30, 2016 and December 31, 2015, the Company's aggregate holdings in this sector approximated $955 million and $939 million, respectively. These holdings represented debt securities issued by approximately forty companies in the oil and gas industry. The Company's oil and gas debt securities were 96.7% investment grade as of the balance sheet date. Further mitigating the risk of the Company's holdings in this sector was ample diversification by subsector (integrated, independent, pipeline, servicer, and equipment).

Certain European countries have experienced varying degrees of financial stress. Risks, while not as highly publicized recently, could continue to disrupt financial markets and have a detrimental impact on global conditions as well as on sovereign and non-sovereign obligations.The Company has no exposure to the sovereign debt of Portugal, Ireland, Italy, Greece or Spain. These countries in particular had been experiencing the more significant economic, fiscal and political strains that increase the likelihood of default for sovereign countries. Additionally, the Company has no exposure to the debt of financial institutions domiciled in these countries.

However, the Company does have exposure to the debt of non-financial companies in certain of these countries. The following tables show bond holdings at June 30, 2016 of non-financial companies that are domiciled in Portugal, Ireland, Italy, or Spain held in the available for sale and held to maturity debt security portfolios.

Securities Available for Sale		Amortized Cost	Fair Value	Country
Company	S&P Rating	June 30, 2016	June 30, 2016	Domiciled
	(In thousands)

Allergan	BBB-	$22,700	23,441	Ireland
CRH	BBB+	25,749	27,489	Ireland
Medtronic	A	34,119	37,170	Ireland
Telefonica	BBB	9,034	9,396	Spain

Totals		$91,602	97,496

Securities Held to Maturity		Amortized Cost	Fair Value	Country
Company	S&P Rating	June 30, 2016	June 30, 2016	Domiciled
	(In thousands)

EDP	BB+	$17,283	18,328	Portugal
Enel	BBB	19,958	21,368	Italy
Finmeccanica	BB+	15,013	16,238	Italy
Iberdrola Finance	BBB+	2,947	3,295	Spain
Kerry Group	BBB+	24,926	25,130	Ireland
Medtronic	A	19,966	20,800	Ireland
Telefonica	BBB	8,071	8,937	Spain
Perrigo	BBB-	25,817	26,619	Ireland

Totals		$133,981	140,715

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

During the six months ended June 30, 2016 the Company recorded no other-than-temporary impairment credit related write-downs on debt or equity securities. See Note 9, Investments, of the accompanying condensed consolidated financial statements for further discussion. Since the Company's adoption of the GAAP guidance on the recognition and accounting for other-than-temporary impairments due to credit loss versus non-credit loss, the Company has recognized a total of $2.3 million of other-than-temporary impairments of which $1.6 million was deemed credit related and recognized as realized investment losses in earnings, and $0.7 million, net of amortization, was deemed a non-credit related impairment and recognized in other comprehensive income.

The Company is required to classify its investments in debt and equity securities into one of three categories: (a) trading securities; (b) securities available for sale; or (c) securities held to maturity. The Company purchases securities with the intent to hold to maturity and accordingly does not maintain a portfolio of trading securities. Of the remaining two categories, available for sale and held to maturity, the Company makes a determination on categorization based on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. As shown in the table below, at June 30, 2016, 28.4% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale. The holdings in available for sale provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.

	June 30, 2016
	Fair Value	Amortized Cost	Unrealized Gains (Losses)
	(In thousands)

Securities held to maturity:
Debt securities	$7,634,961	7,177,135	457,826
Securities available for sale:
Debt securities	3,011,002	2,848,895	162,107
Equity securities	19,657	14,144	5,513

Totals	$10,665,620	10,040,174	625,446

Asset-Backed Securities

The Company holds approximately $25.3 million in asset-backed securities as of June 30, 2016. This portfolio includes $2.6 million of manufactured housing bonds and $22.7 million of home equity loans (also referred to as subprime securities). The Company does not have any holdings in collateralized bond obligations (“CBO”s), collateralized debt obligations (“CDO”s), or collateralized loan obligations (“CLO”s). Principal risks in holding asset-backed securities are structural, credit, and capital market risks. Structural risks include the securities' priority in the issuer's capital structure, the adequacy of and ability to realize proceeds from collateral and the potential for prepayments. Credit risks include corporate credit risks or consumer credit risks for financing such as subprime mortgages. Capital market risks include the general level of interest rates and the liquidity for these securities in the marketplace.

The Company's exposure to the subprime sectors has been limited to investments in the senior tranches of subprime residential mortgage loans. The subprime sector is generally categorized under the asset-backed sector. This sector lends to borrowers who do not qualify for prime interest rates due to poor or insufficient credit history. The slowing housing market, rising interest rates, and relaxed underwriting standards for loans originated after 2005 resulted in higher delinquency rates and losses beginning in 2007. These events caused illiquidity in the market and volatility in the market prices of subprime securities. The housing market subsequently stabilized and an improvement in the prices of subprime securities occurred as the bond market regained more liquidity. All of the loans classified as subprime in the Company's portfolio as of June 30, 2016 were underwritten prior to 2005 as noted in the table below.

	June 30, 2016		December 31, 2015
Investment Origination Year	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)

Subprime:
1998	$2,524	2,611	2,836	2,933
2003	3,252	4,697	3,474	5,012
2004	16,890	16,932	25,675	25,739

Total	$22,666	24,240	31,985	33,684

During the first six months of 2016, the Company reduced its exposure to the subprime sector through sales of securities held. As of June 30, 2016, the Company held ten subprime issues of which 3 were rated AA, 1 was rated BBB, 3 were rated CCC, 2 were rated CC and 1 was not rated.

Mortgage Loans and Real Estate

In general, the Company originates loans on high quality, income-producing properties such as shopping centers, freestanding retail stores, office buildings, industrial and sales or service facilities, selected apartment buildings, motels, and health care facilities.  The location of these properties is typically in major metropolitan areas that offer a potential for property value appreciation. Credit and default risk is minimized through strict underwriting guidelines and diversification of underlying property types and geographic locations.  In addition to being secured by the property, mortgage loans with leases on the underlying property are often guaranteed by the lease payments and also by the borrower.  This approach has proved over time to result in quality mortgage loans with few defaults.  Mortgage loan interest income is recognized on an accrual basis with any premium or discount amortized over the life of the loan.  Prepayment and late fees are recorded on the date of collection.

The Company requires a minimum specified yield on mortgage loan investments determined by reference to currently available debt security instrument yields. During the past several years, the low interest rate environment has resulted in fewer loan opportunities being available that meet the Company's required rate of return. Mortgage loans originated by the Company totaled $38.5 million for the year ended December 31, 2015 and $38.6 million for the six months ended June 30, 2016. The increase in new originations during 2016 reflects a concerted effort by the Company to grow this part of its investment portfolio. Principal repayments on mortgage loans for the six months ended June 30, 2016 were $16.3 million.

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

The Company held net investments in mortgage loans totaling $130.7 million and $108.3 million at June 30, 2016 and December 31, 2015, respectively.  The diversification of the portfolio by geographic region and by property type was as follows:

	June 30, 2016		December 31, 2015
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Geographic Region:
West South Central	$78,074	59.4	$58,002	53.2
East North Central	18,189	13.9	18,477	17.0
New England	11,661	8.9	11,830	10.9
Pacific	9,989	7.6	10,101	9.3
East South Central	5,829	4.4	5,818	5.3
South Atlantic	5,919	4.5	3,047	2.8
Mountain	1,666	1.3	1,686	1.5
Gross balance	131,327	100.0	108,961	100.0

Allowance for possible losses	(650)	(0.5)	(650)	(0.6)

Totals	$130,677	99.5	$108,311	99.4

	June 30, 2016		December 31, 2015
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Property Type:
Retail	$70,723	53.9	$66,237	60.8
Office	40,777	31.0	22,941	21.0
Land/Lots	4,696	3.6	4,445	4.1
Hotel/Motel	1,462	1.1	1,513	1.4
All other	13,669	10.4	13,825	12.7
Gross balance	131,327	100.0	108,961	100.0

Allowance for possible losses	(650)	(0.5)	(650)	(0.6)

Totals	$130,677	99.5	$108,311	99.4

The Company's direct investments in real estate are not a significant portion of its total investment portfolio.  The Company also participates in several real estate joint ventures, limited partnerships, and other loans that invest primarily in income-producing retail properties.  These investments have enhanced the Company's overall investment portfolio returns. The Company's real estate investments totaled approximately $32.1 million and $16.3 million at June 30, 2016 and December 31, 2015, respectively. The Company purchased two properties, one located in Cypress, Texas and the other in Tupelo, Mississippi for a total of $16.8 million during the first six months of 2016.

The Company recognized operating income of approximately $1.3 million on real estate properties in the first six months of 2016. The Company monitors the conditions and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition. The Company recorded a net realized investment gain on disposed properties located in Brazoria County (Texas), Ruidoso, New Mexico, and Austin, Texas, totaling $2.9 million during the first six months of 2016.

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

The correlation between fair values and interest rates for debt securities is reflected in the tables below.

	June 30, 2016	March 31, 2016	December 31, 2015
	(In thousands except percentages)

Debt securities - fair value	$10,645,963	10,431,775	10,196,658
Debt securities - amortized cost	$10,026,030	10,001,686	10,007,665
Fair value as a percentage of amortized cost	106.18%	104.30%	101.89%
Net unrealized gain balance	$619,933	430,089	188,993
Ten-year U.S. Treasury bond – (decrease) increase in yield for the period	(0.30)%	(0.50)%	0.10%

	Net Unrealized Gain Balance
	At June 30, 2016	At March 31, 2016	At December 31, 2015	Quarter Change in Unrealized Balance	Year-to-date Change in Unrealized Balance

Debt securities held to maturity	$457,826	330,632	161,469	127,194	296,357
Debt securities available for sale	162,107	99,457	27,524	62,650	134,583

Totals	$619,933	430,089	188,993	189,844	430,940

Changes in interest rates typically have a sizable effect on the fair values of the Company's debt securities. The market interest rate of the ten-year U.S. Treasury bond decreased approximately 80 basis points from 2.27% at year-end 2015 to 1.47% by the end of the first six months of 2016 and the Company's unrealized gain position increased $430.9 million on a portfolio with an amortized cost basis of approximately $10.0 billion. Given that the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in fair values have a relatively small effect on the Company's Condensed Consolidated Balance Sheet.

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

The Company performed detailed sensitivity analysis as of December 31, 2015, for its interest rate-sensitive assets and liabilities. The changes in market values of the Company's debt securities in the first six months of 2016 were reasonable given the expected range of results of this analysis.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity requirements are met primarily by funds provided from operations. Premium deposits and annuity considerations, investment income, and investment maturities and prepayments are the primary sources of funds while investment purchases, policy benefits in the form of claims, and payments to policyholders and contract holders in connection with surrenders and withdrawals as well as operating expenses are the primary uses of funds. To ensure the Company will be able to pay future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed income securities. Funds are invested with the intent that the income from investments, plus proceeds from maturities, will meet the ongoing cash flow needs of the Company. The approach of matching asset and liability durations and yields requires an appropriate mix of investments. Although the Company historically has not been put in the position of having to liquidate invested assets to provide cash flow, its investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs. The Company (National Western) may also borrow up to $40 million on its bank line of credit for short-term cash needs. There were no borrowings outstanding under the line of credit at June 30, 2016.

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

The actual amounts paid by product line in connection with surrenders and withdrawals for the three and six month periods ended June 30, for each respective year, are noted in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)

Product Line:
Traditional Life	$1,628	1,355	2,980	2,677
Universal Life	30,485	21,857	54,950	36,186
Annuities	134,710	132,382	261,827	240,130

Total	$166,823	155,594	319,757	278,993

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

Cash flows from the Company's insurance operations have historically been sufficient to meet current needs. Cash flows from operating activities were $185.5 million and $158.2 million for the six months ended June 30, 2016 and 2015, respectively. The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $287.4 million and $420.1 million for the six months ended June 30, 2016 and 2015, respectively. Operating and investing activity cash flow items could be reduced if interest rates rise at an accelerated rate in the future. Net cash flows from the Company's universal life and investment annuity deposit product operations totaled $(39.5) million and $6.3 million during the six months ended June 30, 2016 and 2015, respectively.

Capital Resources

The Company relies on stockholders' equity for its capital resources as there is no long-term debt outstanding and the Company does not anticipate the need for any long-term debt in the near future.  As of June 30, 2016, the Company had no commitments beyond its normal operating and investment activities.

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

The table below summarizes future estimated cash payments under existing contractual obligations.

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)

Loan commitments	$21,249	21,249	—	—	—
Operating lease obligations	1,205	145	578	386	96
Life claims payable (1)	68,462	68,462	—	—	—
Other long-term reserve liabilities reflected on the balance sheet (2)	11,437,490	939,315	1,741,710	1,746,498	7,009,967

Total	$11,528,406	1,029,171	1,742,288	1,746,884	7,010,063

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

Risk-Based Capital Requirements

The NAIC established risk-based capital ("RBC") requirements to help state regulators monitor the financial strength and stability of life insurers by identifying those companies that may be inadequately capitalized. Under the NAIC's requirements, each insurer must maintain its total capital above a calculated threshold or take corrective measures to achieve the threshold. The threshold of adequate capital is based on a formula that takes into account the amount of risk each company faces on its products and investments. The RBC formula takes into consideration four major areas of risk which are: (i) asset risk which primarily focuses on the quality of investments; (ii) insurance risk which encompasses mortality and morbidity risk; (iii) interest rate risk which involves asset/liability matching issues; and (iv) other business risks. Statutory laws prohibit public dissemination of certain RBC information. However, current statutory capital and surplus is significantly in excess of the threshold RBC requirements.

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

During the quarter ended March 31, 2016, the Company implemented an internally developed policy administration system with respect to the processing of its annuity and traditional life new business policy applications and paying commissions on such business.This constitutes a change in the Company's internal controls over financial reporting as defined in Rules 13a-15(f) and 15d-15(e) under the Exchange Act. Prior to implementation, the Company performed model office testing encompassing the new processes and procedures to be employed using the new system and defined its internal controls with respect to such processing in this environment. During the course of the quarter ended June 30, 2016, management performed post-implementation testing and analysis of the processing and internal controls implemented and determined that the change did not materially affect the Company's internal controls over financial reporting such that the information required to reported and disclosed in its reports under the Exchange Act was adversely impacted. Internal controls over financial reporting change as the Company modifies or enhances its systems and processes to meet business needs. Any significant changes in controls are evaluated prior to implementation to help ensure continued effectiveness of internal controls and the control environment.

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

The following table sets forth the Company's repurchase of its Class A common shares from Option Holders for the quarter ended June 30, 2016. There were no shares repurchased during the period.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May yet Be Purchased Under the Plans or Programs

April 1, 2016 through April 30, 2016	—	—	N/A	N/A
May 1, 2016 through May 31, 2016	—	—	N/A	N/A
June 1, 2016 through June 30, 2016	—	—	N/A	N/A

Total	—	—	N/A	N/A

Purchased shares are reported in the Company's condensed consolidated financial statements as authorized and unissued.

ITEM 4.  Removed and Reserved.

ITEM 6.  EXHIBITS

(a)	Exhibits

Exhibit 31(a)	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	-	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL WESTERN LIFE GROUP, INC.
(Registrant)

Date:	August 5, 2016	/S/ Ross R. Moody
Ross R. Moody
Chairman of the Board,
President, Chief Executive Officer and Director
(Authorized Officer)

Date:	August 5, 2016	/S/ Brian M. Pribyl
Brian M. Pribyl
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)
(Principal Accounting Officer)