Form 10-Q
period 2016-09-30
National Western Life Group, Inc.
filed 2016-11-04
CIK 1635984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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
Large accelerated filer  ☐     Accelerated filer  ☒   Non-accelerated filer  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒
As of November 3, 2016, the number of shares of Registrant's common stock outstanding was: Class A – 3,436,166 and  Class B - 200,000.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
ASSETS	September 30, 2016	December 31, 2015

Investments:
Securities held to maturity, at amortized cost (fair value: $7,542,335 and $7,335,436)	$7,106,373	7,173,967
Securities available for sale, at fair value (cost: $2,934,609 and $2,847,414)	3,106,794	2,879,583
Mortgage loans, net of allowance for possible losses ($650 and $650)	146,913	108,311
Policy loans	59,218	61,957
Derivatives, index options	90,097	38,409
Other long-term investments	51,980	26,787
Short-term investments	14,972	—

Total investments	10,576,347	10,289,014

Cash and cash equivalents	177,288	106,007
Deferred policy acquisition costs	795,210	853,451
Deferred sales inducements	138,793	159,166
Accrued investment income	101,237	99,619
Federal income tax receivable	—	12,512
Other assets	91,729	92,807

Total assets	$11,880,604	11,612,576

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY	September 30, 2016	December 31, 2015

LIABILITIES:

Future policy benefits:
Universal life and annuity contracts	$9,661,675	9,561,358
Traditional life reserves	136,423	138,000
Other policyholder liabilities	150,087	155,261
Deferred Federal income tax liability	84,717	49,333
Federal income tax payable	9,149	—
Other liabilities	103,235	96,638

Total liabilities	10,145,286	10,000,590

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:

Common stock:
Class A - $.01 par value; 7,500,000 shares authorized; 3,436,166 issued and outstanding in 2016 and 2015	34	34
Class B - $.01 par value; 200,000 shares authorized, issued, and outstanding in 2016 and 2015	2	2
Additional paid-in capital	41,716	41,716
Accumulated other comprehensive income	46,381	329
Retained earnings	1,647,185	1,569,905

Total stockholders’ equity	1,735,318	1,611,986

Total liabilities and stockholders' equity	$11,880,604	11,612,576

Note:  The Condensed Consolidated Balance Sheet at December 31, 2015 has been derived from the audited Consolidated Financial Statements as of that date.

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended September 30, 2016 and 2015
(Unaudited)
(In thousands, except per share amounts)

	2016	2015

Premiums and other revenues:
Universal life and annuity contract charges	$40,333	39,175
Traditional life premiums	4,631	4,840
Net investment income	126,981	56,209
Other revenues	4,476	5,067
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) gains (losses)	27	284
Portion of OTTI (gains) losses recognized in other comprehensive income	(27)	(284)
Net OTTI losses recognized in earnings	—	—
Other net investment gains (losses)	5,426	813
Total net realized investment gains (losses)	5,426	813

Total revenues	181,847	106,104

Benefits and expenses:
Life and other policy benefits	17,430	14,181
Amortization of deferred policy acquisition costs	24,395	32,058
Universal life and annuity contract interest	67,776	16,259
Other operating expenses	23,595	18,482

Total benefits and expenses	133,196	80,980

Earnings before Federal income taxes	48,651	25,124

Federal income taxes	14,915	8,903

Net earnings	$33,736	16,221

Basic earnings per share:
Class A	$9.54	$4.59
Class B	$4.77	$2.29

Diluted earnings per share:
Class A	$9.54	$4.59
Class B	$4.77	$2.29

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Nine Months Ended September 30, 2016 and 2015
(Unaudited)
(In thousands, except per share amounts)

	2016	2015

Premiums and other revenues:
Universal life and annuity contract charges	$123,791	114,833
Traditional life premiums	13,721	14,349
Net investment income	335,732	258,391
Other revenues	14,050	15,590
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) gains (losses)	80	442
Portion of OTTI (gains) losses recognized in other comprehensive income	(80)	(549)
Net OTTI losses recognized in earnings	—	(107)
Other net investment gains (losses)	10,589	6,156
Total net realized investment gains (losses)	10,589	6,049

Total revenues	497,883	409,212

Benefits and expenses:
Life and other policy benefits	48,571	49,567
Amortization of deferred policy acquisition costs	88,581	87,780
Universal life and annuity contract interest	179,592	114,729
Other operating expenses	66,306	57,794

Total benefits and expenses	383,050	309,870

Earnings before Federal income taxes	114,833	99,342

Federal income taxes	37,553	32,937

Net earnings	$77,280	66,405

Basic earnings per share:
Class A	$21.85	$18.78
Class B	$10.93	$9.39

Diluted earnings per share:
Class A	$21.85	$18.77
Class B	$10.93	$9.39

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended September 30, 2016 and 2015
(Unaudited)
(In thousands)

	2016	2015

Net earnings	$33,736	16,221

Other comprehensive income (loss), net of effects of deferred costs and taxes:
Unrealized gains (losses) on securities:
Net unrealized holding gains (losses) arising during period	2,824	(7,334)
Net unrealized liquidity gains (losses)	9	95
Reclassification adjustment for net amounts included in net earnings	(1,398)	(96)

Net unrealized gains (losses) on securities	1,435	(7,335)

Foreign currency translation adjustments	22	54

Benefit plans:
Amortization of net prior service cost and net gain (loss)	(283)	(303)

Other comprehensive income (loss)	1,174	(7,584)

Comprehensive income (loss)	$34,910	8,637

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended September 30, 2016 and 2015
(Unaudited)
(In thousands)

	2016	2015

Net earnings	$77,280	66,405

Other comprehensive income, net of effects of deferred costs and taxes:
Unrealized gains (losses) on securities:
Net unrealized holding gains (losses) arising during period	48,927	(19,164)
Net unrealized liquidity gains (losses)	27	188
Reclassification adjustment for net amounts included in net earnings	(1,971)	(2,116)

Net unrealized gains (losses) on securities	46,983	(21,092)

Foreign currency translation adjustments	(81)	42

Benefit plans:
Amortization of net prior service cost and net gain (loss)	(850)	(910)

Other comprehensive income (loss)	46,052	(21,960)

Comprehensive income (loss)	$123,332	44,445

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY For the Nine Months Ended September 30, 2016 and 2015 (Unaudited) (In thousands)

	2016	2015

Common stock:
Balance at beginning of period	$36	3,636
Shares exercised under stock option plan	—	—

Balance at end of period	36	3,636

Additional paid-in capital:
Balance at beginning of period	41,716	38,116
Shares exercised under stock option plan	—	—

Balance at end of period	41,716	38,116

Accumulated other comprehensive income:
Unrealized gains on non-impaired securities:
Balance at beginning of period	12,347	54,229
Change in unrealized gains (losses) during period, net of tax	46,956	(21,280)

Balance at end of period	59,303	32,949

Unrealized losses on impaired held to maturity securities:
Balance at beginning of period	(240)	(1,262)
Amortization	52	357
Other-than-temporary impairments, non-credit, net of tax	—	—
Additional credit loss on previously impaired securities	—	—
Change in shadow deferred policy acquisition costs	(25)	(169)

Balance at end of period	(213)	(1,074)

Unrealized losses on impaired available for sale securities:
Balance at beginning of period	(1)	(1)
Other-than-temporary impairments, non-credit, net of tax	—	—
Change in shadow deferred policy acquisition costs	—	—
Recoveries, net of tax	—	—

Balance at end of period	(1)	(1)

	Continued on Next Page

NATIONAL WESTERN LIFE GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY(continued) For the Nine Months Ended September 30, 2016 and 2015 (Unaudited) (In thousands)

	2016	2015

Foreign currency translation adjustments:
Balance at beginning of period	2,825	2,685
Change in translation adjustments during period	(81)	42

Balance at end of period	2,744	2,727

Benefit plan liability adjustment:
Balance at beginning of period	(14,602)	(13,865)
Amortization of net prior service cost and net loss, net of tax	(850)	(910)

Balance at end of period	(15,452)	(14,775)

Accumulated other comprehensive income at end of period	46,381	19,826

Retained earnings:
Balance at beginning of period	1,569,905	1,472,782
Net earnings	77,280	66,405
Stockholder dividends	—	—

Balance at end of period	1,647,185	1,539,187

Total stockholders' equity	$1,735,318	$1,600,765

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Nine Months Ended September 30, 2016 and 2015 (Unaudited) (In thousands)

	2016	2015

Cash flows from operating activities:
Net earnings	$77,280	66,405
Adjustments to reconcile net earnings to net cash from operating activities:
Universal life and annuity contract interest	179,592	114,729
Surrender charges and other policy revenues	(34,955)	(13,302)
Realized (gains) losses on investments	(10,589)	(6,049)
Accretion/amortization of discounts and premiums, investments	51	9
Depreciation and amortization	5,823	2,317
(Increase) decrease in value of derivatives	(8,307)	69,884
(Increase) decrease in deferred policy acquisition and sales inducement costs	10,799	(632)
(Increase) decrease in accrued investment income	(1,618)	(4,592)
(Increase) decrease in other assets	(3,683)	(6,578)
Increase (decrease) in liabilities for future policy benefits	3,408	6,887
Increase (decrease) in other policyholder liabilities	(5,175)	7,382
Increase (decrease) in Federal income taxes liability	21,661	(22,703)
Increase (decrease) in deferred Federal income tax	10,587	31,047
Increase (decrease) in other liabilities	1,352	2,452

Net cash provided by operating activities	246,226	247,256

Cash flows from investing activities:
Proceeds from sales of:
Securities held to maturity	—	—
Securities available for sale	16,087	14,011
Other investments	3,947	2,182
Proceeds from maturities and redemptions of:
Securities held to maturity	304,190	343,494
Securities available for sale	134,208	219,676
Derivatives, index options	13,273	83,835
Purchases of:
Securities held to maturity	(231,804)	(684,725)
Securities available for sale	(229,932)	(423,672)
Derivatives, index options	(57,224)	(66,395)
Other investments	(27,525)	(1,340)
Net change in short-term investments	(14,972)	—

	Continued on Next Page

NATIONAL WESTERN LIFE GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Nine Months Ended September 30, 2016 and 2015 (Unaudited) (In thousands)

	2016	2015

Principal payments on mortgage loans	17,295	66,830
Cost of mortgage loans acquired	(55,796)	(5,040)
Decrease (increase) in policy loans	2,739	2,034

Net cash used in investing activities	(125,514)	(449,110)

Cash flows from financing activities:
Deposits to account balances for universal life and annuity contracts	626,083	679,128
Return of account balances on universal life and annuity contracts	(675,389)	(668,037)

Net cash provided by (used in) financing activities	(49,306)	11,091

Effect of foreign exchange	(125)	42

Net increase (decrease) in cash and cash equivalents	71,281	(190,721)
Cash and cash equivalents at beginning of period	106,007	277,078

Cash and cash equivalents at end of period	$177,288	$86,357

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid (received) during the period for:
Interest	$33	30
Income taxes	$5,032	24,127

Noncash operating activities:
Deferral of sales inducements	$(7,146)	(9,171)

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of NWLGI and its subsidiaries (“Company”) as of September 30, 2016, and the results of its operations and its cash flows for the three and nine months ended September 30, 2016 and 2015. Such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year. It is recommended that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 and are accessible free of charge through the Company's internet site at www.nwlgi.com or the Securities and Exchange Commission internet site at www.sec.gov. The Condensed Consolidated Balance Sheet at December 31, 2015 has been derived from the audited consolidated financial statements as of that date.

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

The table below shows the unrealized gains and losses on available-for-sale securities that were reclassified out of accumulated other comprehensive income for the three and nine months ended September 30, 2016 and 2015.

Affected Line Item in the Statements of Earnings	Amount Reclassified From Accumulated Other Comprehensive Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)

Other net investment gains (losses)	$2,151	147	3,033	3,362
Net OTTI losses recognized in earnings	—	—	—	(107)
Earnings before Federal income taxes	2,151	147	3,033	3,255
Federal income taxes	753	51	1,062	1,139

Net earnings	$1,398	96	1,971	2,116

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(2)	NEW ACCOUNTING PRONOUNCEMENTS

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
In January 2016, the FASB released accounting standards update 2016-01, Recognition and Measurement of Financial Assets and Liabilities. The main provisions of the update are to eliminate the available for sale classification of accounting for equity securities and to adjust the fair value disclosures for financial instruments carried at amortized costs such that the disclosed fair values represent an exit price as opposed to an entry price. The provisions of this update will require that equity securities be carried at fair market value on the balance sheet and any periodic changes in value will be adjustments to the income statement. The provisions of this update become effective for interim and annual periods beginning after December 15, 2017. The Company does not expect the requirements of this update to have a material impact on the Company’s financial position, results of operations or cash flows.

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

NWLIC is restricted by state insurance laws as to dividend amounts which may be paid to stockholders without prior approval from the Colorado Division of Insurance.  The restrictions are based on the greater of statutory earnings from operations excluding capital gains or 10% of statutory surplus of the company.  The maximum dividend payment which may be made without prior approval in 2016 is $117.1 million. National Western did declare a cash dividend of $3.0 million payable to its sole shareholder, NWLGI, on August 19, 2016. The cash dividend was subsequently paid on October 3, 2016.

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

Basic earnings per share of common stock are computed by dividing net income by the weighted-average basic common shares outstanding during the period. Diluted earnings per share assumes the issuance of common shares applicable to stock options in the denominator. Net income for the periods shown is allocated between Class A shares and Class B shares based upon (1) the proportionate number of shares issued and outstanding as of the end of the period, and (2) the per share dividend rights of the two classes under the Company's Restated Certificate of Incorporation (the Class B dividend per share is equal to one-half the Class A dividend per share).

	Three Months Ended September 30,
	2016		2015
	Class A	Class B	Class A	Class B
	(In thousands except per share amounts)

Numerator for Basic and Diluted Earnings Per Share:
Net income	$33,736		16,221
Dividends - Class A shares	—		—
Dividends - Class B shares	—		—

Undistributed income	$33,736		16,221

Allocation of net income:
Dividends	$—	—	—	—
Allocation of undistributed income	32,782	954	15,763	458

Net income	$32,782	954	15,763	458

Denominator:
Basic earnings per share - weighted-average shares	3,436	200	3,436	200
Effect of dilutive stock options	—	—	1	—

Diluted earnings per share - adjusted weighted-average shares for assumed conversions	3,436	200	3,437	200

Basic Earnings Per Share	$9.54	4.77	4.59	2.29

Diluted Earnings Per Share	$9.54	4.77	4.59	2.29

Stock options that were outstanding during the three months ended September 30, 2016 and 2015, but were not included in the computation of diluted earnings per share because the effect was anti-dilutive, were approximately 27,300 and 20,800, respectively.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended September 30,
	2016		2015
	Class A	Class B	Class A	Class B
	(In thousands except per share amounts)

Numerator for Basic and Diluted Earnings Per Share:
Net income	$77,280		66,405
Dividends - Class A shares	—		—
Dividends - Class B shares	—		—

Undistributed income	$77,280		66,405

Allocation of net income:
Dividends	$—	—	—	—
Allocation of undistributed income	75,095	2,185	64,527	1,878

Net income	$75,095	2,185	64,527	1,878

Denominator:
Basic earnings per share - weighted-average shares	3,436	200	3,436	200
Effect of dilutive stock options	—	—	1	—

Diluted earnings per share - adjusted weighted-average shares for assumed conversions	3,436	200	3,437	200

Basic Earnings Per Share	$21.85	10.93	18.78	9.39

Diluted Earnings Per Share	$21.85	10.93	18.77	9.39

Stock options that were outstanding during the nine months ended September 30, 2016 and 2015, but were not included in the computation of diluted earnings per share because the effect was anti-dilutive were approximately 22,900 and 21,100, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)

Service cost	$26	51	79	153
Interest cost	250	246	750	738
Expected return on plan assets	(304)	(330)	(912)	(991)
Amortization of prior service cost	—	1	—	3
Amortization of net loss	193	196	579	588

Net periodic benefit cost	$165	164	496	491

The service costs shown in the above table represent plan expenses expected to be paid out of plan assets. Under the clarified rules of the Pension Protection Act, plan expenses paid from plan assets are to be included in the plan's service cost component.

The company's minimum required contribution for the 2016 plan year is $0.2 million. There was no remaining contribution payable for the 2015 plan year as of September 30, 2016. As of September 30, 2016, the company had contributed a total of $0.1 million to the plan for the 2016 plan year.

National Western also sponsors a nonqualified defined benefit plan primarily for senior officers. The plan provides benefits based on the participants' years of service and compensation. The pension obligations and administrative responsibilities of the plan are maintained by a pension administration firm, which is a subsidiary of American National Insurance Company ("ANICO"). ANICO has guaranteed the payment of pension obligations under the plan. However, the company has a contingent liability with respect to the plan should these entities be unable to meet their obligations under the existing agreements. Also, the company has a contingent liability with respect to the plan in the event that a plan participant continues employment with National Western beyond age seventy, the aggregate average annual participant salary increases exceed 10% per year, or any additional employees become eligible to participate in the plan. If any of these conditions are met, the company would be responsible for any additional pension obligations resulting from these items. Amendments were made to the plan to allow an additional employee to participate and to change the benefit formula for the then Chairman of the company. As previously mentioned, these additional obligations are a liability to the company. Effective December 31, 2004, this plan was frozen with respect to the continued accrual of benefits of the then Chairman and the then President of the company in order to comply with law changes under the American Jobs Creation Act of 2004 ("Act").

Effective July 1, 2005, National Western established a second nonqualified defined benefit plan for the benefit of the then Chairman and the then President of the company. This plan is intended to provide for post-2004 benefit accruals that mirror and supplement the pre-2005 benefit accruals under the previously discussed nonqualified defined benefit plan, while complying with the requirements of the Act.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes the components of net periodic benefit costs for the then Chairman in 2005 and the then President's nonqualified defined benefit plans.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)

Service cost	$109	64	327	192
Interest cost	265	219	794	657
Amortization of prior service cost	15	14	45	44
Amortization of net loss	501	379	1,503	1,136

Net periodic benefit cost	$890	676	2,669	2,029

The company expects to contribute $2.0 million to these plans in 2016.  As of September 30, 2016, the company has contributed $1.3 million to the plans.

(B)	Defined Benefit Postretirement Healthcare Plans

National Western sponsors two healthcare plans to provide postretirement benefits to certain fully-vested individuals.  The following table summarizes the components of net periodic benefit costs.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)

Interest cost	$30	33	90	98
Amortization of prior service cost	26	25	78	77
Amortization of net loss	—	15	—	45

Net periodic benefit cost	$56	73	168	220

The company expects to contribute minimal amounts to the plan in 2016.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(6)	SEGMENT AND OTHER OPERATING INFORMATION

The Company defines its reportable operating segments as domestic life insurance, international life insurance, and annuities. These segments are organized based on product types and geographic marketing areas.  A summary of segment information for the three and nine months ended September 30, 2016 and September 30, 2015 is provided below.

Selected Segment Information:
	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
			(In thousands)

September 30, 2016
Condensed Consolidated Balance Sheet Items:
Deferred policy acquisition costs and sales inducements	$85,547	239,685	608,771	—	934,003
Total segment assets	961,205	1,248,425	9,232,802	293,963	11,736,395
Future policy benefits	809,493	923,235	8,065,370	—	9,798,098
Other policyholder liabilities	18,058	14,103	117,926	—	150,087

Three Months Ended
September 30, 2016
Condensed Consolidated Statement of Earnings:
Premiums and contract revenues	$8,507	31,066	5,391	—	44,964
Net investment income	12,294	12,763	97,384	4,540	126,981
Other revenues	7	10	139	4,320	4,476

Total revenues	20,808	43,839	102,914	8,860	176,421

Life and other policy benefits	5,338	5,038	7,054	—	17,430
Amortization of deferred policy acquisition costs	(4,331)	7,296	21,430	—	24,395
Universal life and annuity contract interest	9,795	11,287	46,694	—	67,776
Other operating expenses	4,847	6,691	7,526	4,531	23,595
Federal income taxes (benefit)	1,667	3,591	6,549	1,209	13,016

Total expenses	17,316	33,903	89,253	5,740	146,212

Segment earnings (loss)	$3,492	9,936	13,661	3,120	30,209

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
			(In thousands)

Nine months ended
September 30, 2016
Condensed Consolidated Statement of Earnings:
Premiums and contract revenues	$24,814	95,291	17,407	—	137,512
Net investment income	28,011	30,203	261,579	15,939	335,732
Other revenues	37	50	145	13,818	14,050

Total revenues	52,862	125,544	279,131	29,757	487,294

Life and other policy benefits	13,629	14,789	20,153	—	48,571
Amortization of deferred acquisition costs	989	11,720	75,872	—	88,581
Universal life and annuity contract interest	20,855	19,643	139,094	—	179,592
Other operating expenses	11,745	17,867	23,044	13,650	66,306
Federal income taxes (benefit)	1,833	19,977	6,808	5,229	33,847

Total expenses	49,051	83,996	264,971	18,879	416,897

Segment earnings (loss)	$3,811	41,548	14,160	10,878	70,397

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
Condensed Consolidated Statement of Earnings:
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
Condensed Consolidated Statement of Earnings:
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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Reconciliations of segment information to the Company's condensed consolidated financial statements are provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)

Premiums and Other Revenues:
Premiums and contract revenues	$44,964	44,015	137,512	129,182
Net investment income	126,981	56,209	335,732	258,391
Other revenues	4,476	5,067	14,050	15,590
Realized gains (losses) on investments	5,426	813	10,589	6,049

Total condensed consolidated premiums and other revenues	$181,847	106,104	497,883	409,212

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)

Federal Income Taxes:
Total segment Federal income taxes	$13,016	8,619	33,847	30,820
Taxes on realized gains (losses) on investments	1,899	284	3,706	2,117

Total condensed consolidated Federal income taxes	$14,915	8,903	37,553	32,937

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)

Net Earnings:
Total segment earnings	$30,209	15,692	70,397	62,473
Realized gains (losses) on investments, net of taxes	3,527	529	6,883	3,932

Total condensed consolidated net earnings	$33,736	16,221	77,280	66,405

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	September 30,
	2016	2015
	(In thousands)

Assets:
Total segment assets	$11,736,395	11,354,323
Other unallocated assets	144,209	191,822

Total condensed consolidated assets	$11,880,604	11,546,145

(7)	SHARE-BASED PAYMENTS

The company had a stock and incentive plan ("1995 Plan") which provided for the grant of any or all of the following types of awards to eligible employees: (1) stock options, including incentive stock options and nonqualified stock options; (2) stock appreciation rights, in tandem with stock options or freestanding; (3) restricted stock or restricted stock units; and, (4) performance awards. The 1995 Plan began on April 21, 1995, and was amended on June 25, 2004 to extend the termination date to April 20, 2010. The number of shares of Class A, $1.00 par value, common stock which were allowed to be issued under the 1995 Plan, or as to which stock appreciation rights ("SARs") or other awards were allowed to be granted, could not exceed 300,000. Effective June 20, 2008, the Company's shareholders approved a 2008 Incentive Plan (“2008 Plan”). The 2008 Plan is substantially similar to the 1995 Plan and authorized an additional number of Class A, $0.01 par value, common stock shares eligible for issue not to exceed 300,000. These plans were assumed by NWLGI from National Western pursuant to the terms of the reorganization. On June 15, 2016, stockholders of NWLGI approved the Incentive Plan, which is a stock and incentive plan essentially similar to the 2008 Plan. The Incentive Plan includes additional provisions, most notably regarding the definition of performance objectives which could be used in the issuance of the fourth type of award noted above (performance awards).

All of the employees of the Company and its subsidiaries are eligible to participate in the current Incentive Plan. In addition, directors of the Company are eligible to receive the same types of awards as employees except that they are not eligible to receive incentive stock options. Company directors, including members of the Compensation and Stock Option Committee, are eligible for nondiscretionary stock options. Employee grants vest 20% annually following three years of service following the grant date. Directors' grants vest 20% annually following one year of service from the date of grant.

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

On February 17, 2016, the Company granted 14,643 SARs to officers of National Western at the closing market price per Class A common share of $216.48. These SARs, unlike prior grants, will vest annually at a rate of 33.3% per year from the date of grant. No stock option or SAR awards were issued during the first nine months of 2015.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

While not previously utilized, the Incentive Plan allows for certain other share or unit awards which are solely paid out in cash based on the value of the Company's shares, or changes therein, as well as the financial performance of the Company under pre-determined target performance metrics. Certain awards, such as restricted stock units (RSUs) provide solely for cash settlement based upon the market price of the Company's Class A commons shares, often referred to as "phantom stock-based awards". Unlike share-settled awards, which have a fixed grant-date fair value, the fair value of unsettled or unvested liability awards is remeasured at the end of each reporting period based on the change in fair value of a share. The liability and corresponding expense are adjusted accordingly until the award is settled. Other awards may involve performance share units (PSUs) which are units granted at a specified dollar amount per unit, typically linked to the Company's Class A common share price, that are subsequently multiplied by an attained performance factor to derive the number of PSUs to be paid as cash compensation at the vesting date.

On February 17, 2016, the Company granted 5,727 PSUs and 3,661 RSUs to officers of National Western based upon the closing market price per Class A common share of $216.48. Both the PSUs and RSUs vest three years from the date of grant. The RSUs are payable in cash at the vesting date equal to the closing price of the Company's Class A common share at that time. For PSUs, the performance period begins the first day of the calendar year, in this case January 1, 2016, and runs three years. At that time, the three-year performance outcome will be measured against the pre-defined target amounts to determine the number of PSUs earned as compensation.

On April 14, 2016, the Company granted 2,563 RSUs to directors of NWLGI, based upon the closing market price per Class A common share of $226.84. The RSUs vest one year from the date of grant, and are payable in cash at the vesting date equal to the closing price of the Company's Class A common share at that time.

The Company uses the current fair value method to measure compensation cost. As of September 30, 2016 and 2015, the liability balance was $6.4 million and $6.2 million, respectively. A summary of shares available for grant and activity is detailed below.

		Options Outstanding
	Shares Available For Grant	Shares	Weighted- Average Exercise Price

Stock Options:
Balance at January 1, 2016	291,000	27,768	$243.26
Exercised	—	—	$—
Forfeited	—	(500)	$255.13
Expired	—	—	$—
Stock options granted	—	—	$—

Balance at September 30, 2016	291,000	27,268	$243.04

	Liability Awards
	SAR	RSU	PSU

Balance at January 1, 2016	86,261	—	—
Exercised	(1,275)	—	—
Forfeited	(2,826)	(106)	—
Granted	14,643	6,224	5,727

Balance at September 30, 2016	96,803	6,118	5,727

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Stock options and SARs shown as forfeited in the above tables represent vested and unvested awards not exercised by plan participants prior to their termination from the Company. Forfeited stock options, if any, are not shown as being added back to the "Shares Available For Grant" balance as they were awarded under the 1995 Plan which was terminated during calendar year 2010.

The total intrinsic value of SARs exercised was $0.1 million and $0.4 million for the nine months ended September 30, 2016 and 2015, respectively. The total share-based liabilities paid for the exercised SARs were $0.1 million and $0.4 million for the nine months ended September 30, 2016 and 2015, respectively. The total fair value of stock options and SARs vested during the nine months ended September 30, 2016 and 2015 was $0.3 million and $0.6 million, respectively. For the nine months ended September 30, 2016 and 2015, the total cash received from the exercise of stock options under the Plans was $0.0 million and $0.0 million, respectively.

The following table summarizes information about stock options and SARs outstanding at September 30, 2016.

	Options/SARs Outstanding
	Number Outstanding	Weighted- Average Remaining Contractual Life	Number Exercisable

Exercise prices:
255.13 (options)	20,268	1.5 years	20,268
208.05 (options)	7,000	1.7 years	7,000
114.64 (SARs)	22,768	2.4 years	22,768
132.56 (SARs)	26,818	5.2 years	13,008
210.22 (SARs)	33,000	7.2 years	3,600
216.48 (SARs)	14,217	9.4 years	—

Totals	124,071		66,644

Aggregate intrinsic value (in thousands)	$4,018		$3,013

The aggregate intrinsic value in the table above is based on the closing stock price of $205.37 per share on September 30, 2016.

In estimating the fair value of the share based awards outstanding at September 30, 2016 and December 31, 2015, the Company employed the Black-Scholes option pricing model with assumptions detailed below.

	September 30, 2016	December 31, 2015

Expected term of options	1.5 to 9.4 years	2.3 to 8.0 years
Expected volatility:
Range	22.53% to 28.81%	21.11% to 37.77%
Weighted-average	23.83%	23.89%
Expected dividend yield	0.18%	0.14%
Risk-free rate:
Range	0.54% to 1.52%	0.22% to 1.67%
Weighted-average	1.03%	0.63%

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company reviewed the contractual term relative to the options as well as perceived future behavior patterns of exercise.  Volatility is based on the Company’s historical volatility over the expected term of the option’s expected exercise date.

The pre-tax compensation cost (benefit) recognized in the financial statements related to the two plans defined above was $1.7 million and $(1.1) million for the three and nine months ended September 30, 2016, and $(1.0) million and $(2.6) million for the three and nine months ended September 30, 2015, respectively. The related tax (expense)/benefit recognized was $(0.6) million and $0.4 million for the three and nine months ended September 30, 2016 and to $0.4 million and $0.9 million for the three and nine months ended September 30, 2015, respectively.

As of September 30, 2016, the total compensation cost related to nonvested share based awards not yet recognized was $3.1 million.  This amount is expected to be recognized over a weighted-average period of 1.5 years.  The Company recognizes compensation cost over the graded vesting periods.

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

On October 26, 2011 the Brazilian Superintendence of Private Insurance (“SUSEP”) attempted to serve National Western with a subpoena regarding an administrative proceeding initiated by SUSEP in which it alleged that National Western was operating as an insurance company in Brazil without due authorization. National Western had been informed that SUSEP was attempting to impose a penal fine, based on currency exchange rates at that time, of approximately $6.0 billion on the company.  SUSEP unsuccessfully attempted to serve National Western with notice regarding this matter.  National Western does not transact business in Brazil and has no officers, employees, property, or assets in Brazil. National Western believes that SUSEP has no jurisdiction over the company, that SUSEP's attempts at service of process were invalid, and that any penal fine would be unenforceable.  In addition, due to a new law recently enacted in Brazil the penal fine has been limited to 3 million reais (approximately $960,000 based on current exchange rates). For the reasons described above, the Company does not believe that this matter meets the definition of a material pending legal proceeding as such term is defined in Item 103 of Regulation S-K. However, the Company had included the foregoing description solely due to the amount of the fine initially sought by SUSEP. National Western will continue its discussions with SUSEP in an effort to resolve this matter. No conclusion can be drawn at this time as to the outcome of these discussions, or whether they will continue, or how any such outcome may impact the Company’s business, results of operations, or financial condition. However, in light of the pendency of discussions with Brazilian authorities, National Western has ceased accepting new applications from residents in Brazil.

National Western was the named defendant in the case of Damaris Maldonado Vinas, et al. vs. National Western Life Insurance, in which the plaintiffs, after National Western had paid the death benefits to the beneficiary (Francisco Iglesias-Alvarez) upon the annuitant’s (Carlos Iglesias-Alvarez) death, sought to annul two annuity policies issued by National Western at the behest of Carlos Iglesias-Alvarez and which named Francisco Iglesias-Alvarez as their beneficiary.  On March 31, 2016, the United States District Court for the District of Puerto Rico (the “Court”) issued its Opinion and Order on the pending Motions for Summary Judgment submitted by the parties, and therein denied National Western’s motion and granted plaintiffs’ motion voiding the two annuities and requesting a refund of the premiums paid ($2.9 million).  National Western vigorously defended the case and believes that the Court’s Opinion and Order is contrary to applicable law.  As such, National Western filed a Motion for Reconsideration of Opinion and Order and Corresponding Judgment with the Court on April 27, 2016, which the Court denied on May 5, 2016. National Western filed its Appeal Brief on September 12, 2016.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Although there can be no assurances, at the present time, the Company does not anticipate that the ultimate liability arising from any other potential, pending, or threatened legal actions will have a material adverse effect on the financial condition or operating results of the Company.
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

The Company had $32.0 million commitments to fund new loans and $0.6 million commitments on existing loans to extend credit relating to loans at September 30, 2016. The Company evaluates each customer's creditworthiness on a case-by-case basis.

(9)	INVESTMENTS

(A)	Investment Gains and Losses

The table below presents realized investment gains and losses, excluding impairment losses, for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)

Available for sale debt securities:
Realized gains on disposal	$1,773	125	2,455	3,323
Realized losses on disposal	(23)	—	(29)	(74)
Held to maturity debt securities:
Realized gains on disposal	3,278	666	4,764	2,794
Realized losses on disposal	(3)	—	(109)	—
Equity securities realized gains (losses)	401	22	607	113
Real estate gains (losses)	—	—	2,901	—

Totals	$5,426	813	10,589	6,156

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Disposals in the held to maturity category during the periods shown primarily represent calls initiated by the credit issuer of the debt security. It is the Company's policy to initiate disposals of debt securities in the held to maturity category only in instances in which the credit status of the issuer comes into question and the realization of all or a significant portion of the investment principal of the holding is deemed to be in jeopardy.

The Company uses the specific identification method in computing realized gains and losses. For the three and nine months ended September 30, 2016 the percentage of gains on bonds due to the call of securities was 95% and 87%, respectively. For the three and nine months ended September 30, 2015 the percentage of gains on bonds due to the call of securities was 84% and 90%, respectively. This includes calls out of the Company's available for sale portfolio of debt securities.

The table below presents net impairment losses recognized in earnings for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)

Total other-than-temporary impairment gains (losses) on debt securities	$27	284	80	549
Portion of loss (gain) recognized in comprehensive income	(27)	(284)	(80)	(549)

Net impairment losses on debt securities recognized in earnings	—	—	—	—
Equity securities impairments	—	—	—	(107)

Totals	$—	—	—	(107)

The table below presents a roll forward of credit losses on securities for which the Company also recorded non-credit other-than-temporary impairments in other comprehensive loss.

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016	For the Year Ended December 31, 2015
	(In thousands)

Beginning balance, cumulative credit losses related to other-than-temporary impairments	$1,649	2,278	2,298
Reductions for securities sold during current period	(209)	(838)	(20)
Additions for credit losses not previously recognized in other-than-temporary impairments	—	—	—

Ending balance, cumulative credit losses related to other-than-temporary impairments	$1,440	1,440	2,278

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(B)	Debt and Equity Securities

The table below presents amortized costs and fair values of securities held to maturity at September 30, 2016.

	Securities Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
U.S. agencies	$—	—	—	—
U.S. Treasury	1,932	300	—	2,232
States and political subdivisions	440,027	39,460	(3)	479,484
Public utilities	1,061,021	71,581	—	1,132,602
Corporate	4,189,831	246,973	(3,327)	4,433,477
Residential mortgage-backed	1,402,475	79,474	(174)	1,481,775
Home equity	9,383	1,526	—	10,909
Manufactured housing	1,704	152	—	1,856

Totals	$7,106,373	439,466	(3,504)	7,542,335

The table below presents amortized costs and fair values of securities available for sale at September 30, 2016.

	Securities Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
States and political subdivisions	$581	20	—	601
Foreign governments	9,953	757	—	10,710
Public utilities	127,201	7,834	—	135,035
Corporate	2,743,232	161,263	(5,609)	2,898,886
Residential mortgage-backed	29,265	2,829	(43)	32,051
Home equity	9,682	162	—	9,844
Manufactured housing	674	11	—	685
	2,920,588	172,876	(5,652)	3,087,812

Equity securities	14,021	5,052	(91)	18,982

Totals	$2,934,609	177,928	(5,743)	3,106,794

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the gross unrealized losses and fair values of the Company's held to maturity investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at September 30, 2016.

	Securities Held to Maturity
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
States and political subdivisions	$3,032	(3)	—	—	3,032	(3)
Corporate	32,317	(364)	181,928	(2,963)	214,245	(3,327)
Residential mortgage-backed	16,997	(63)	9,308	(111)	26,305	(174)

Total temporarily impaired securities	$52,346	(430)	191,236	(3,074)	243,582	(3,504)

The following table shows the gross unrealized losses and fair values of the Company's available for sale investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at September 30, 2016.

	Securities Available for Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
States and political subdivisions	$—	—	—	—	—	—
Corporate	3,027	(21)	113,560	(5,588)	116,587	(5,609)
Residential mortgage-backed	1,381	(43)	—	—	1,381	(43)
	4,408	(64)	113,560	(5,588)	117,968	(5,652)

Equity securities	462	(45)	336	(46)	798	(91)

Total temporarily impaired securities	$4,870	(109)	113,896	(5,634)	118,766	(5,743)

The Company does not consider securities to be other-than-temporarily impaired when the market decline is attributable to factors such as interest rate movements, market volatility, liquidity, spread widening and credit quality and when recovery of all amounts due under the contractual terms of the security is anticipated. Based on the review and the Company's ability and intent not to sell these securities until maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2016. The Company will monitor the investment portfolio for future changes in issuer facts and circumstances that could result in future impairments beyond those currently identified.

Unrealized losses for securities held to maturity and securities available for sale decreased during the first nine months of 2016 primarily due to the downward movement in market interest rates during this period (which increases the market price of debt securities).

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

During the three and nine months ended 2016, the Company recorded no other-than-temporary impairment on debt and equity securities.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Debt securities. The gross unrealized losses for debt securities are made up of 51 individual issues, or 3.8% of the total debt securities held by the Company at September 30, 2016. The market value of these bonds as a percent of amortized cost averages 97.5%. Of the 51 securities, 40, or 78.4%, fall in the 12 months or greater aging category; and 43 were rated investment grade at September 30, 2016.

Equity securities.  The gross unrealized losses for equity securities are made up of 20 individual issues at September 30, 2016.  These holdings are reviewed quarterly for impairment.

The amortized cost and fair value of investments in debt securities at September 30, 2016, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Debt Securities Available for Sale		Debt Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Due in 1 year or less	$141,741	144,968	198,352	202,724
Due after 1 year through 5 years	953,561	1,032,456	1,791,119	1,942,670
Due after 5 years through 10 years	1,704,850	1,783,821	3,404,124	3,580,986
Due after 10 years	80,815	83,987	299,216	321,415
	2,880,967	3,045,232	5,692,811	6,047,795

Mortgage and asset-backed securities	39,621	42,580	1,413,562	1,494,540

Total	$2,920,588	3,087,812	7,106,373	7,542,335

(C)	Transfer of Securities

During the three and nine months ended September 30, 2016 the Company made no transfers from the held to maturity category to securities available for sale.

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

Loans in foreclosure, loans considered impaired or loans past due 90 days or more are placed on a non-accrual status. If a mortgage loan is determined to be on non-accrual status, the mortgage loan does not accrue any revenue into the Condensed Consolidated Statements of Earnings. The loan is independently monitored and evaluated as to potential impairment or foreclosure. If delinquent payments are made and the loan is brought current, then the Company returns the loan to active status and accrues income accordingly. The Company had no mortgage loans past due 90 days or more at September 30, 2016 or 2015 and as a result all interest income was recognized at September 30, 2016 and 2015.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table represents the mortgage loan portfolio by loan-to-value ratio.

	September 30, 2016		December 31, 2015
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Loan-to-Value Ratio (1):
Less than 50%	$49,418	33.5	$64,986	59.7
50% to 60%	8,669	5.9	9,714	8.9
60% to 70%	56,191	38.1	10,134	9.3
70% to 80%	9,543	6.4	4,843	4.4
80% to 90%	23,742	16.1	19,284	17.7
Greater than 90%	—	—	—	—
Gross balance	147,563	100.0	108,961	100.0

Allowance for possible losses	(650)	(0.4)	(650)	(0.6)

Totals	$146,913	99.6	$108,311	99.4

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

The following table represents the mortgage loan allowance.

	September 30, 2016	December 31, 2015
	(In thousands)

Balance, beginning of period	$650	650
Provision	—	—
Releases	—	—

Balance, end of period	$650	650

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company's direct investments in real estate are not a significant portion of its total investment portfolio and totaled approximately $32.0 million and $16.3 million at September 30, 2016 and December 31, 2015, respectively. During the first nine months of 2016 the Company purchased two properties, one located in Cypress, Texas and the other in Tupelo, Mississippi for a total of $16.8 million. The Company recognized operating income on real estate properties of approximately $2.0 million for the first nine months of 2016. In addition, the Company recorded a net realized investment gain on disposed properties located in Brazoria County (Texas), Ruidoso, New Mexico, and Austin, Texas, totaling $2.9 million during the first nine months of 2016.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables set forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of the date indicated:

	September 30, 2016
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale	$3,087,812	—	3,087,812	—
Equity securities, available for sale	18,982	18,889	93	—
Derivatives, index options	90,097	—	—	90,097

Total assets	$3,196,891	18,889	3,087,905	90,097

Policyholder account balances (a)	$96,095	—	—	96,095
Other liabilities (b)	6,434	—	—	6,434

Total liabilities	$102,529	—	—	102,529

During the three and nine months ended September 30, 2016, the Company had no transfers into or out of Levels 1, 2 or 3.

	December 31, 2015
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale	$2,861,222	—	2,861,222	—
Equity securities, available for sale	18,361	17,980	381	—
Derivatives, index options	38,409	—	—	38,409

Total assets	$2,917,992	17,980	2,861,603	38,409

Policyholder account balances (a)	$58,359	—	—	58,359
Other liabilities (b)	7,669	—	—	7,669

Total liabilities	$66,028	—	—	66,028

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present, by pricing source and fair value hierarchy level, the Company’s assets that are measured at fair value on a recurring basis:

	September 30, 2016
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale:
Priced by third-party vendors	$3,087,812	—	3,087,812	—
Priced internally	—	—	—	—
Subtotal	3,087,812	—	3,087,812	—

Equity securities, available for sale:
Priced by third-party vendors	18,982	18,889	93	—
Priced internally	—	—	—	—
Subtotal	18,982	18,889	93	—

Derivatives, index options:
Priced by third-party vendors	90,097	—	—	90,097
Priced internally	—	—	—	—
Subtotal	90,097	—	—	90,097

Total	$3,196,891	18,889	3,087,905	90,097

Percent of total	100.0%	0.6%	96.6%	2.8%

	December 31, 2015
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale:
Priced by third-party vendors	$2,861,222	—	2,861,222	—
Priced internally	—	—	—	—
Subtotal	2,861,222	—	2,861,222	—

Equity securities, available for sale:
Priced by third-party vendors	18,361	17,980	381	—
Priced internally	—	—	—	—
Subtotal	18,361	17,980	381	—

Derivatives, index options:
Priced by third-party vendors	38,409	—	—	38,409
Priced internally	—	—	—	—
Subtotal	38,409	—	—	38,409

Total	$2,917,992	17,980	2,861,603	38,409

Percent of total	100.0%	0.6%	98.1%	1.3%

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide additional information about fair value measurements for which significant unobservable (Level 3) inputs were utilized to determine fair value.

	For the Three Months Ended September 30, 2016
	Debt Securities, Available for Sale	Equity Securities, Available for Sale	Derivatives, Index Options	Total Assets	Other Liabilities
	(In thousands)

Balance at July 1, 2016	$—	—	63,319	63,319	81,056
Total realized and unrealized gains (losses):
Included in net income	—	—	19,113	19,113	13,492
Purchases, sales, issuances and settlements, net:
Purchases	—	—	18,848	18,848	18,848
Sales	—	—	—	—	—
Issuances	—	—	—	—	388
Settlements	—	—	(11,183)	(11,183)	(11,255)
Transfers into (out of) Level 3	—	—	—	—	—

Balance at end of period	$—	—	90,097	90,097	102,529

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period:
Net investment income	$—	—	23,851	23,851	—
Benefits and expenses	—	—	—	—	25,150

Total	$—	—	23,851	23,851	25,150

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended September 30, 2016
	Debt Securities, Available for Sale	Equity Securities, Available for Sale	Derivatives, Index Options	Total Assets	Other Liabilities
	(In thousands)

Beginning balance, January 1, 2016	$—	—	38,409	38,409	66,028
Total realized and unrealized gains (losses):
Included in net income	—	—	8,307	8,307	(7,691)
Included in other comprehensive income	—	—	—	—	—
Purchases, sales, issuances and settlements, net:
Purchases	—	—	56,387	56,387	56,387
Sales	—	—	—	—
Issuances	—	—	—	—	921
Settlements	—	—	(13,006)	(13,006)	(13,116)
Transfers into (out of) Level 3	—	—	—	—	—

Balance at end of period	$—	—	90,097	90,097	102,529

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period:
Net investment income	$—	—	15,628	15,628	—
Other operating expenses	—	—	—	—	13,582

Total	$—	—	15,628	15,628	13,582

NATIONAL WESTERN LIFE GROUP, INC.
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

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period:
Net investment income	$—	—	(67,392)	(67,392)	—
Other operating expenses	—	—	—	—	(2,648)

Total	$—	—	(67,392)	(67,392)	(2,648)

The following tables show the quantitative information about the Company's level 3 assets and liabilities.

	September 30, 2016
	Fair Value	Valuation Technique	Unobservable Input
	(In thousands)

Derivatives, index options	$90,097	Broker prices	Implied volatility
			Inputs from broker proprietary models

Total assets	$90,097

Policyholder account balances	$96,095	Deterministic cash flow model	Projected option cost
Other liabilities	6,434	Black-Scholes model	Expected term
			Forfeiture assumptions

Total liabilities	$102,529

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The carrying amounts and fair values of the Company's financial instruments are as follows:

	September 30, 2016
			Fair Value Hierarchy Level
	Carrying Values	Fair Values	Level 1	Level 2	Level 3
	(In thousands)
ASSETS
Investments in debt and equity securities:
Securities held to maturity	$7,106,373	7,542,335	—	7,542,335	—
Securities available for sale	3,106,794	3,106,794	18,889	3,087,905	—

Cash and cash equivalents	177,288	177,288	177,288	—	—
Mortgage loans	146,913	150,125	—	—	150,125
Policy loans	59,218	113,290	—	—	113,290
Other loans	12,349	11,878	—	—	11,878
Derivatives, index options	90,097	90,097	—	—	90,097
Short-term investments	14,972	14,972	—	14,972	—
Life interest in Trust	7,379	12,775	—	—	12,775

LIABILITIES
Deferred annuity contracts	$7,693,495	7,314,565	—	—	7,314,565
Immediate annuity and supplemental contracts	443,162	485,702	—	—	485,702

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

The tables below present the fair value of derivative instruments as of September 30, 2016 and December 31, 2015, respectively.

	September 30, 2016
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments

Equity index options	Derivatives, Index Options	$90,097

Fixed-index products			Universal Life and Annuity Contracts	$96,095

Total		$90,097		$96,095

	December 31, 2015
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments

Equity index options	Derivatives, Index Options	$38,409

Fixed-index products			Universal Life and Annuity Contracts	$58,359

Total		$38,409		$58,359

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents the effect of derivative instruments in the Condensed Consolidated Statements of Earnings for the three months ended September 30, 2016 and 2015.

		September 30, 2016	September 30, 2015
Derivatives Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized In Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		(In thousands)

Equity index options	Net investment income	$19,114	(52,816)

Fixed-index products	Universal life and annuity contract interest	(12,194)	41,839

		$6,920	(10,977)

The table below presents the effect of derivative instruments in the Condensed Consolidated Statements of Earnings for the nine months ended September 30, 2016 and 2015.

		September 30, 2016	September 30, 2015
Derivatives Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized In Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		(In thousands)

Equity index options	Net investment income	$8,307	(69,884)

Fixed-index products	Universal life and annuity contract interest	5,645	62,275

		$13,952	(7,609)

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

Management's discussion and analysis of the financial condition and results of operations (“MD&A”) of National Western Life Group, Inc. (formerly National Western Life Insurance Company and subsidiaries) for the three and nine months ended September 30, 2016 follows. Where appropriate, discussion specific to the insurance operations of National Western Life Insurance Company is denoted by "National Western" or "company". This discussion should be read in conjunction with the Company's condensed consolidated financial statements and related notes beginning on page 3 of this report and with the 2015 Annual Report filed on Form 10-K with the SEC.

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

The Company monitors these factors continually as key business indicators. The discussion that follows in this Item 2 includes these indicators and presents information useful to an overall understanding of the Company's business performance for the nine months ended September 30, 2016, incorporating required disclosures in accordance with the rules and regulations of the Securities and Exchange Commission.

Insurance Operations - Domestic

National Western is currently licensed to do business in all states and the District of Columbia except for New York. Products marketed are annuities, universal life insurance, fixed-index universal life, and traditional life insurance, which include both term and whole life products. The company's domestic sales have historically been more heavily weighted toward annuity products, which include single and flexible premium deferred annuities, single premium immediate annuities, and fixed-index annuities. Most of these annuities can be sold either as tax qualified or nonqualified products. At September 30, 2016, the Company maintained approximately 136,100 annuity contracts in force and 52,900 domestic life insurance policies in force representing $3.0 billion in face amount of coverage.

National Western markets and distributes its domestic products primarily through independent national marketing organizations ("NMOs"). These NMOs assist the company in recruiting, contracting, and managing independent agents. The company's agents are independent contractors who are compensated on a commission basis. The company currently has approximately 24,000 domestic independent agents contracted.

Insurance Operations - International

The company's international clientèle consists mainly of foreign nationals in upper socioeconomic classes. Insurance products are issued currently to residents of countries in South America, the Caribbean, Eastern Europe, and Asia based upon applications received in the Company's home office in Austin, Texas. Issuing policies to residents of countries in these different regions provides diversification that helps to minimize large fluctuations that could arise due to various economic, political, and competitive pressures that may occur from one country to another. Products issued to international residents are almost entirely universal life and traditional life insurance products. However, certain annuity and investment contracts are also available. At September 30, 2016, the company had approximately 65,200 international life insurance policies in force representing approximately $18.0 billion in face amount of coverage.

International applications are submitted by independent contractor consultants and broker-agents. The company has approximately 2,200 independent international consultants and brokers currently contracted.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)

International:
Universal life	$590	793	1,785	2,220
Traditional life	416	796	1,396	2,289
Equity-index life	2,143	3,483	6,744	10,724

	3,149	5,072	9,925	15,233
Domestic:
Universal life	22	15	32	49
Traditional life	32	14	89	105
Equity-index life	4,309	4,387	12,287	13,281

	4,363	4,416	12,408	13,435

Totals	$7,512	9,488	22,333	28,668

Life insurance sales, as measured by annualized first year premiums, decreased 21% in the third quarter of 2016 as compared to the third quarter of 2015. By market segment, the domestic life insurance line of business declined 1% while the international life insurance line of business posted a 38% decrease over the comparable results during the third quarter of 2015. For the nine months ended September 30, 2016 total life sales decreased 22% from 2015 levels as domestic life insurance sales declined 8% during this period and international life insurance sales decreased 35%.

The company's domestic operations life insurance product portfolio includes single premium universal life ("SPUL") and equity-index universal life ("EIUL") products as well as hybrids of the EIUL and SPUL products, combining features of these core products. Equity-index universal life products continue to be the predominant product sold in the domestic life market. Most of these sales are single premium mode products (one year, five year, or ten year) designed for transferring accumulated wealth tax efficiently into life insurance policies with limited underwriting due to lesser net insurance amounts at risk (face amount of the insurance policy less cash premium contributed). These products were designed and implemented several years ago targeting the accumulated savings of the Baby Boomer segment of the population entering their retirement years. The wealth transfer life products have been valuable offerings for the Company's distributors as evidenced by comprising 99% of total domestic life sales in the first nine months of 2016. The company also began offering in its domestic line of business graded death benefit whole life and term insurance (traditional) products in 2015.

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

	Nine Months Ended September 30,
	2016	2015

Percentage of International Sales:
Latin America	95.9%	84.6%
Pacific Rim	—	12.4
Eastern Europe/Asia	4.1	3.0

Totals	100.0%	100.0%

Year-to-date, the company has accepted new business from residents outside of the United States in over thirty different countries with Venezuela (30%), Peru (16%), Chile (12%), and Argentina (10%) comprising the regions with contributions of 10% or more of total international sales.

As previously disclosed in prior SEC filings, the Brazilian Superintendence of Private Insurance ("SUSEP") attempted to serve National Western in 2011 with a subpoena regarding an administrative proceeding initiated by SUSEP in which it alleged the company was operating as an insurance company in Brazil without due authorization. While the company believes that SUSEP has no jurisdiction over the company, the company has been in discussions with SUSEP in an effort to resolve this matter. In light of the pendency of discussions with Brazilian authorities, the company ceased accepting new applications from residents in Brazil in the fourth quarter of 2015. Additionally, after careful consideration of various factors, including segment performance and the volume of application submissions, the company ceased accepting applications from residents in certain other countries, primarily in Central America and the Pacific Rim. Sales of new policies issued to residents in these countries, including Brazil, represented approximately 24% of total international life insurance new business placed during 2015. The actions taken with regard to ceasing the acceptance of applications in the areas mentioned above occurred in the fourth quarter of 2015. Consequently, the international life insurance declines in sales for the quarter and nine months ended September 30, 2016 in comparison to like periods in 2015 reflect the discontinuance of business.

The average new policy face amounts since 2010 are as shown in the following table.

	Average New Policy Face Amount
	Domestic	International

Year ended December 31, 2010	164,800	338,600
Year ended December 31, 2011	178,500	363,600
Year ended December 31, 2012	254,900	380,200
Year ended December 31, 2013	286,000	384,000
Year ended December 31, 2014	286,600	382,600
Year ended December 31, 2015	274,500	342,500
Nine months ended September 30, 2016	311,300	328,600

The company's efforts are directed toward maintaining its competitive advantages in accepting applications from upper socio-economic residents of international countries and to its wealth transfer strategies for domestic life sales. In both of these strategies the company's portfolio of fixed-index (equity indexed) life insurance products plays an important role. Fixed-index life products accounted for 85% of total life sales in the first nine months of 2016, as compared to 84% for the same period in 2015.

The table below sets forth information regarding National Western's life insurance in force for each date presented.

	Insurance In Force as of
	September 30,
	2016	2015
	($ in thousands)

Universal life:
Number of policies	44,940	48,600
Face amounts	$5,064,620	6,042,850

Traditional life:
Number of policies	34,330	36,140
Face amounts	$3,490,930	3,620,430

Fixed-index life:
Number of policies	38,850	39,530
Face amounts	$9,462,720	9,856,540

Rider face amounts	$3,046,760	3,102,820

Total life insurance:
Number of policies	118,120	124,270
Face amounts	$21,065,030	22,622,640

At September 30, 2016, the company’s face amount of life insurance in force was comprised of $18.0 billion from the international line of business and $3.0 billion from the domestic line of business. At September 30, 2015, these amounts were $19.5 billion and $3.1 billion for the international and domestic lines of business, respectively.

Annuities

The following table sets forth information regarding the company's annuity sales activity as measured by single and annualized first year premiums. Similar to life insurance sales, these figures are considered a non-GAAP financial measure but are shown in accordance with industry practice and depict National Western's sales productivity.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)

Fixed-index annuities	$156,297	174,294	498,186	511,796
Other deferred annuities	4,671	9,787	27,075	39,700
Immediate annuities	807	1,757	3,198	3,774

Totals	$161,775	185,838	528,459	555,270

Annuity sales in the third quarter of 2016 were 13% below those of the comparable period in 2015. For the nine months ended September 30th, annuity sales were 5% below the amount recorded in the first nine months of 2015. The company's mix of annuity sales has historically shifted with interest rate levels and the relative performance of the equity market. Over the past several years, sales of fixed-index products have accounted for 90% or more of all annuity sales. During the first nine months of 2016, this percentage exceeded 94% reflecting the ongoing bull market run in equities since bottoming out in 2009 and the persisting low level of fixed interest rates. For all fixed-index products, the company purchases over the counter call options to hedge the equity return feature. The options are purchased relative to the issuance of the annuity contracts in such a manner to minimize timing risk. Generally, the index return during the indexing period (if the underlying index increases) becomes a component in a formula (set forth in the annuity), the result of which is credited as interest to contract holders electing the index formula crediting method at the beginning of the indexing period. The formula result can never be less than zero with these products. The company does not deliberately mismatch or under hedge for the equity feature of the products. Fixed-index products also provide the contract holder the alternative to elect a fixed interest rate crediting option.

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

The level of annuity business in force requires a focused discipline on asset/liability analysis. The company monitors its asset/liability matching within the self-constraints of desired capital levels and risk tolerance. The company's capital level remains substantially above industry averages and regulatory targets. Management has performed analyses of the capital strain associated with incrementally higher levels of annuity new business and determined that the company's capital position is more than sufficient to handle an increase in sales activity when a more favorable rate environment returns.

The following table sets forth information regarding annuities in force for each date presented.

	Annuities In Force as of
	September 30,
	2016	2015
	($ in thousands)

Fixed-index annuities
Number of policies	73,930	71,520
GAAP annuity reserves	$5,666,087	5,425,463

Other deferred annuities
Number of policies	47,780	51,370
GAAP annuity reserves	$1,958,672	2,132,500

Immediate annuities
Number of policies	14,400	15,120
GAAP annuity reserves	$368,724	363,173

Total annuities
Number of policies	136,110	138,010
GAAP annuity reserves	$7,993,483	7,921,136

Impact of Recent Business Environment

The Company's business is generally aided by an economic environment undergoing expansion, whether moderate or vibrant, characterized by metrics which indicate improving employment data and increases in personal income. Approximately 450,000 U.S. jobs were added during the third quarter indicative of moderate economic activity and provided a steady foundation for future growth prospects. The continued recovery in the housing market, low gas prices, and fuel provided by incremental consumer spending all portend economic growth. The ongoing level of low or negative interest rates in many economies across the globe is helping to provide a climate for growth to occur as well. Conversely, uncertainty persists due to the European and U.S. political landscapes, the U.K's exit from the European Union, and the path of interest rates to be set by the Federal Reserve and other major central banks.

Industry analysts and observers generally agree that a sudden jump in interest rate levels, while currently not thought to be a likely scenario, would be harmful to life insurers with interest-sensitive products as it could provide an impetus for abnormal levels of product surrenders and withdrawals at the same time fixed debt securities held by insurers declined in market value. Currently, the solid jobs market and improving economic activity suggest that less monetary stimulus is needed to sustain the recovery of the U.S. economy. The consensus at this time by market prognosticators is for another rate hike of 25 basis points by the Federal Reserve at its December meeting. Future movements beyond this are data-dependent according to central bank policy makers. It is uncertain what direction and at what pace interest rate movements may occur in the future and what impact, if any, such movements would have on the Company's business, results of operations, cash flows or financial condition.

The U.S life insurance sector is encountering an interest rate and regulatory environment causing strategic long-term decision making to be more challenging and suspect to inaccuracies. In an environment such as this, the need for a strong capital position that can cushion against unexpected thumps is critical for stability and ongoing business activity. The Company's operating strategy continues to be to maintain capital levels substantially above regulatory and rating agency requirements in order to maintain its solid independent financial strength insurance ratings. Our business model is predicated upon steady growth in invested assets while managing the block of business within profitability objectives. A key premise of our financial management is maintaining a high quality investment portfolio, well matched in terms of duration with policyholder obligations that continues to outperform the industry with respect to adverse impairment experience. This discipline enables the Company to sustain resources more than adequate to fund future growth and absorb abnormal periods of cash outflows.

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

Consolidated Operations

Revenues.  The following details Company revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)

Universal life and annuity contract charges	$40,333	39,175	123,791	114,833
Traditional life premiums	4,631	4,840	13,721	14,349
Net investment income (excluding derivatives)	107,867	109,025	327,425	328,275
Other revenues	4,476	5,067	14,050	15,590

Operating revenues	157,307	158,107	478,987	473,047
Derivative gain (loss)	19,114	(52,816)	8,307	(69,884)
Net realized investment gains (losses)	5,426	813	10,589	6,049

Total revenues	$181,847	106,104	497,883	409,212

Universal life and annuity contract charges - Revenues for universal life and annuity contracts were higher for the first nine months in 2016 compared to 2015 primarily due to an increase in surrender charge revenue. Revenues for universal life and annuity products consist of policy charges for the cost of insurance, administration charges, and surrender charges assessed against policyholder account balances, less reinsurance premiums, as shown in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)

Contract Revenues:
Cost of insurance and administrative charges	$33,335	33,754	99,624	99,997
Surrender charges	11,348	10,173	34,955	28,898
Other charges	(187)	(735)	1,131	(2,537)
Gross contract revenues	44,496	43,192	135,710	126,358

Reinsurance premiums	(4,163)	(4,017)	(11,919)	(11,525)

Net contract revenues	$40,333	39,175	123,791	114,833

Cost of insurance charges typically trend with the size of the life insurance block in force and the amount of new business issued during the period. Life insurance in force during the nine months ended September 30, 2016 averaged approximately $21.5 billion while for the same period of 2015 averaged $22.9 billion. Countering the decline in insurance in force, the Company implemented higher cost of insurance charges on international life insurance products during the second quarter of 2016. Accordingly, for the three months ended September 30, 2016, cost of insurance charges remained level to the $26.5 million reported in the comparable quarter of 2015. For the nine months ended September 30, 2016, cost of insurance charges increased slightly to $79.2 million from $78.8 million at September 30, 2015. In addition to the increase in international cost of insurance charges, the increase reflects larger domestic face amounts of insurance being added to the in force block of business, which produce higher contract charges per policy, replacing smaller face amounts terminated through death, surrender or lapsation. Administrative charges pertaining to new business issued declined marginally to $20.5 million for the nine months ended September 30, 2016 versus $21.2 million for the nine months ended September 30, 2015 due to a lower amount of life insurance policies issued.

Surrender charges assessed against policyholder account balances upon withdrawal increased 21% in the first nine months of 2016 versus the comparable prior year period. While the Company earns surrender charge income that is assessed upon policy terminations, the Company's overall profitability is enhanced when policies remain in force and additional contract revenues are realized and the Company continues to make an interest rate spread equivalent to the difference it earns on its investment and the amount that it credits to policyholders. In the first nine months of 2016, lapse rates on domestic life insurance and annuity policies were generally consistent with the prior year. The increase in surrender charge income recognized in the current quarter reflects an increase in the international life insurance lapse rate, most noticeably in the countries from which the Company ceased accepting applications from residents in the fourth quarter of 2015. Surrender charge income recognized is also dependent upon the duration of policies at the time of surrender (i.e. later duration policy surrenders having a lower surrender charge assessed and earlier duration surrenders having a higher surrender charge).

Traditional life premiums - Traditional life premiums were down slightly in the three and nine months ended September 30, 2016 compared to the same periods in 2015. Most of the decline was incurred in renewal life insurance premiums reflecting the increase in international policy lapses noted above. Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period. The Company's life insurance sales focus has historically been primarily centered around universal life products, although additional term products have been added to the Company's portfolio recently. Universal life products, especially the Company's equity indexed universal life products which offer the opportunity for consumers to acquire life insurance protection and receive credited interest linked in part to an outside market index, have been more popular product offerings in the Company's markets representing in excess of 85% of new life insurance sales for 2016 the periods shown.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)

Gross investment income:
Debt and equities	$103,650	104,524	312,833	311,911
Mortgage loans	2,070	2,967	5,576	7,823
Policy loans	868	995	2,732	2,945
Short-term investments	252	28	507	183
Other invested assets	1,318	785	6,594	6,241

Total investment income	108,158	109,299	328,242	329,103
Less: investment expenses	291	274	817	828

Net investment income (excluding derivatives)	107,867	109,025	327,425	328,275
Derivative gain (loss)	19,114	(52,816)	8,307	(69,884)

Net investment income	$126,981	56,209	335,732	258,391

For the nine months ended September 30, 2016, debt and equity securities generated approximately 96% of total investment income, excluding derivative gain (loss). The Company's strategy is to invest substantially all of its cash flows in fixed debt securities consistent with its guidelines for credit quality, duration, and diversification. The relatively stable level of investment income from debt and equity securities through the third quarter of 2016 versus 2015, despite higher portfolio balances in the current period, reflects higher yielding debt securities maturing or being called by borrowers and being replaced with lower yielding securities in the current interest rate environment. Investment yields on new bond purchases during the first nine months of 2016 remained below the portfolio's weighted average yield approximating 4.16%.

Mortgage loan investment income for the nine months ended September 30, 2016 decreased over the comparable period in 2015 reflecting a gradual decline in the portfolio balance over a period of years with the most recent year-end balances dropping from $149.5 million at December 31, 2014 to $108.3 million at December 31, 2015. The Company identified this as an area of investment focus going forward and has increased the mortgage loan portfolio balance to $146.9 million at September 30, 2016. During the nine months ended September 30, 2016 the Company originated new mortgage loans in the amount of $55.8 million compared to $5.0 million in the comparable period of 2015.

In order to evaluate underlying profitability and results from ongoing operations, net investment income performance is analyzed excluding derivative gain (loss), which is a common practice in the insurance industry.  Net investment income and average invested assets shown below includes cash and cash equivalents. Net investment income performance is summarized as follows.

	Nine Months Ended September 30,
	2016	2015
	(In thousands)

Excluding derivatives:
Net investment income	$327,425	328,275
Average invested assets, at amortized cost	$10,407,898	10,084,537
Annual yield on average invested assets	4.19%	4.34%

Including derivatives:
Net investment income	$335,732	258,391
Average invested assets, at amortized cost	$10,472,151	10,154,294
Annual yield on average invested assets	4.27%	3.39%

The lower yield on average invested assets, excluding derivatives, through the third quarter of 2016 compared to 2015 is due to ongoing lower yields obtained on new fixed maturity debt securities investments. During 2015, the average yield on bond purchases to fund insurance operations was 3.45% representing a 1.31% spread over treasury rates. Insurance operation bond purchases through the third quarter of 2016 had a comparable average yield of 3.43% as spreads increased to 1.68% over treasury rates during this period while treasury rates declined. However, insurance operation bond purchases for the three months ended September 30, 2016 averaged 3.18%.

The bond yield rates during both 2015 and 2016 are below the weighted average bond portfolio rate which was slightly above 4.16% at September 30, 2016. The weighted average quality of new purchases during the first nine months of the current year was "BBB+", which was slightly lower than the "A-" overall quality rating of purchases during 2015. The composite duration of purchases during the first nine months of 2016 was approximately the same as that for 2015 purchases. The Company's general investment strategy is to purchase securities with maturity dates approximating ten years in the future. Accordingly, an appropriate measure for benchmarking the direction of interest rate levels for the Company's debt security purchases is the ten year treasury bond rate. After ending 2015 at a rate of 2.27%, the daily closing yield of the ten year treasury bond ranged from a low of approximately 1.35% to a high of 2.25% during the first nine months of 2016, and ended the third calendar quarter at 1.59%.

The pattern in average invested asset yield, including derivatives, incorporates increases and decreases in the fair value of index options purchased by the Company to support its fixed-index products. Fair values of the purchased call options increased during the 2016 period and decreased in the 2015 period corresponding to the movement in equity market indices in these time frames. Refer to the derivatives discussion below for a more detailed explanation of these instruments.

Other revenues - Other revenues primarily pertain to the Company's two nursing home operations in Reno, Nevada and San Marcos, Texas. Revenues associated with these operations were $13.5 million and $15.5 million for the nine months ended September 30, 2016 and 2015, respectively. Lower nursing home revenues reflect lower census figures at the facilities thus far in 2016 given local competition for residents and a change in mix of payor sources toward lower reimbursement patient types.

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

Gains and losses from index options are substantially due to changes in equity market conditions. Index options are intended to act as hedges to match the returns on the product's underlying reference index and the rise or decline in the index relative to the index level at the time of the option purchase which causes option values to likewise rise or decline. As income from index options fluctuates with the underlying index, the contract interest expense to policyholder accounts for the Company's fixed-index products also fluctuates in a similar manner and direction. For the three and nine months ended September 30, 2016, the reference indices increased and the Company recorded an overall gain from index options as shown below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)

Derivatives:
Unrealized gain (loss)	$32,821	(52,391)	60,121	(100,509)
Realized gain (loss)	(13,707)	(425)	(51,814)	30,625

Total gain (loss) included in net investment income	$19,114	(52,816)	8,307	(69,884)

Total contract interest	$67,776	16,259	179,592	114,729

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

Net realized investment gains (losses) - Realized gains on investments in 2016 primarily resulted from bond calls and sales. The net gains reported for the nine months ended September 30, 2016 consisted of gross gains of $10.0 million offset by gross losses of $0.1 million. No other-than-temporary credit impairment losses were recorded during the nine months ended September 30, 2016 while $0.1 million was recorded during the same period for 2015.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)

Impairment or valuation write-downs:
Bonds	$—	—	—	—
Equities	—	—	—	107

Total	$—	—	—	107

As shown in the table above, the Company recognized minimal impairments during the first nine months of 2016 and 2015. While the Company frequently impairs equity securities in reporting periods, the level of potential impairments in 2016 thus far did not approach the threshold of materiality. Equity securities (common stocks) represent 0.1% of invested assets and individual common stock holdings have an average cost basis of approximately $40,000.

Benefits and Expenses.  The following table details benefits and expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)

Life and other policy benefits	$17,430	14,181	48,571	49,567
Amortization of deferred policy acquisition costs	24,395	32,058	88,581	87,780
Universal life and annuity contract interest	67,776	16,259	179,592	114,729
Other operating expenses	23,595	18,482	66,306	57,794

Totals	$133,196	80,980	383,050	309,870

Life and other policy benefits - Death claim benefits, the largest component of policy benefits, decreased to $25.9 million in the first nine months of 2016 compared to $28.3 million for the first nine months of 2015. Death claim amounts are generally subject to variation from period to period. For the three months ended September 30, 2016 and 2015, death claim benefits were $8.0 million and $6.8 million, respectively. The Company's overall mortality experience has generally been consistent with or better than its product pricing assumptions.

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

The following table identifies the effects of unlocking and true-up adjustments on DPAC balances recorded through amortization expense three and nine months ended September 30, 2016 and 2015.

Increase (Decrease) in DPAC Balance	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)

Unlocking	$8,170	—	11,790	1,810
True-up	(2,350)	490	(3,370)	6,010

Totals	$5,820	490	8,420	7,820

True-up adjustments were recorded in 2016 and 2015 relative to partial surrender rates, mortality rates, credited interest rates and earned rates for the current years' experience. In the third quarter, true-up adjustments resulted in a $2.4 million increase in amortization expense for 2016 and a $0.5 million decrease for 2015. These adjustments further produced a $3.4 million increase in amortization expense for the nine months ended September 30, 2016, and a $6.0 million decrease for the nine months ended September 30, 2015. The true-up adjustments for the life insurance lines of business were positive (decrease to amortization expense) by $12.7 million in the first nine months of 2016 whereas the true-up adjustments for the annuity line of business during the same period were negative by $16.0 million incrementally adding to amortization expense. For the nine months ended September 30, 2015, true-up adjustments for the life insurance lines of business were positive (decrease to amortization expense) by $14.5 million while true-up adjustments for the annuity line of business during the same period were negative by $8.5 million incrementally adding to amortization expenses. The annuity true-up adjustments in the 2016 period relative to 2015 were a larger negative amount due to increased spread compression on the block of business.

In the quarter ended September 30, 2016, the Company unlocked the DPAC balance associated with its Domestic Life insurance segment for favorable mortality. The effect the prospective unlocking was to increase DPAC balances by $8.2 million (and decrease amortization expense). During the second quarter of 2016, the Company unlocked the DPAC balance associated with its International Life insurance segment for favorable mortality, increased cost of insurance charges that had been implemented, and higher lapse assumptions for policies associated with residents in "disengaged countries" (countries which the Company ceased accepting applications from residents during 2015). The effect of the prospective unlocking was to increase DPAC balances by $7.3 million (and decrease amortization expense). Concurrent with this unlocking, the Company also unlocked the DPAC balance for its Annuity segment for surrender and annuitization rates on its indexed, single tier, and two tier annuities. The effect of this prospective unlocking was to decrease DPAC balances by $3.7 million (and increase amortization expense).

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

The Company's approximated average credited rates through the first nine months, excluding and including fixed-index (derivative) products, were as follows:

	September 30,		September 30,
	2016	2015	2016	2015
	(Excluding fixed-index products)		(Including fixed-index products)

Annuity	2.32%	2.45%	1.94%	1.50%
Interest sensitive life	3.62%	3.72%	3.90%	2.27%

Contract interest including fixed-index products also encompasses the performance of the index options associated with the Company's fixed-index products. As previously noted, the market performance of these derivative features resulted in net realized and unrealized gains/(losses) of $19.1 million and $(52.8) million for the quarters ended September 30, 2016 and 2015, respectively. Generally, the impact of the market value change of index options on asset values aligns closely with the movement of the embedded derivative liability held for the Company's fixed-index products such that the net effect upon pretax earnings is negligible (i.e. net realized and unrealized gains/(losses) included in net investment income approximate the change in contract interest associated with the corresponding embedded derivative liability change). However, during periods of equity market movements (gains or losses), in tandem with Company changes in asset management fees assessed on these products (increases or decreases), deviations can occur between index option asset values and the embedded derivative liability. In the three month periods ending September 30, 2016 and 2015, contract interest was decreased $5.9 million and increased $11.2 million, respectively, for this occurrence.

Similar to deferred policy acquisition costs, the Company defers sales inducements in the form of first year credited interest bonuses on annuity products that are directly related to the production of new business. These bonus interest charges are deferred and amortized using the same methodology and assumptions used to amortize other capitalized acquisition costs and the amortization is included in contract interest. In addition, deferred sales inducement balances are also reviewed periodically to ascertain whether actual experience has deviated significantly from that assumed (unlock) and are adjusted to reflect current policy lapse or termination rates, expense levels and credited rates on policies compared to anticipated experience (true-up). These adjustments, plus or minus, are included in contract interest expense. For the nine months ended September 30, 2016 and 2015, the Company recorded true-up adjustments of its deferred sales inducement balances resulting in decreased balance sheet amounts of $4.8 million and $2.4 million, respectively, which thereby increased contract interest expense by a like amount. For the quarter ended September 30, 2016 and 2015, the true-up adjustments recorded decreased balance sheet amounts by $1.4 million and $1.3 million, respectively.

The Company unlocked its deferred sales inducement balance during the nine months ended September 30, 2016 associated with its annuity segment for surrender and annuitization rate changes as noted in the discussion on deferred policy acquisition costs. The effect of the prospective unlocking was to decrease the deferred sales inducement balance by $1.7 million. In addition, as part of this unlocking, benefit reserves for international universal life and deferred annuities (two tier) were increased by a net amount of $6.0 million. This reserve change increased the contract interest charge for the period.

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

Other operating expenses - Other operating expenses consist of general administrative expenses, licenses and fees, commissions not subject to deferral, nursing home expenses and compensation costs. These expenses for the nine months ended September 30, 2016 and 2015 are summarized in the table that follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)

General insurance expenses	$7,661	5,037	25,447	16,948
Nursing home expenses	4,531	4,902	13,650	14,311
Compensation expenses	6,909	3,929	14,063	13,114
Commission expenses	3,043	3,137	8,480	8,841
Taxes, licenses and fees	1,451	1,477	4,666	4,580

Totals	$23,595	18,482	66,306	57,794

General insurance expenses include expenditures for software and amortization of previously capitalized information technology expenditures. In 2016, the Company began processing new policy applications for certain lines of business on a proprietary policy administration system that had been under development for a number of years. Amortization of the costs capitalized in development of this system therefore commenced in 2016 and increased information technology expense to $6.3 million for the first nine months of 2016 compared to $2.6 million during the comparable period in 2015. This amortization will continue for the next seven years. Given the Company's strategic commitment to upgrading its information technology, consulting expenditures have similarly increased approximating $2.2 million during 2016 year-to-date from $1.6 million in the prior year.

General insurance expenses include provisions for litigation and other settlement payments made in lieu of litigation. As discussed in the Legal Proceedings section of the footnotes to the condensed consolidated financial statements, the Company charged $2.9 million against earnings in the first quarter of 2016 related to litigation involving an annuity contract matter in Puerto Rico.

Nursing home expenses reflect the operations of the two facilities owned by the Company. Expenses during the first nine months of 2016 were slightly below the previous period reflecting cost containment measures coinciding with lower census figures.

Compensation expenses include share-based compensation costs related to outstanding vested and nonvested stock options and SARs. As further discussed in Note 7 to the condensed consolidated financial statements, the Company awarded 14,643 new SARs to officers of National Western during the first quarter of 2016. No stock options or SARs were awarded in the first nine months of 2015. The related share-based compensation costs move in tandem not only with the number of stock options and SARs outstanding but also with the movement in the market price of the Company's Class A common stock as a result of marking the stock options and SARs to fair value under the liability method of accounting. Consequently, the related expense amount varies positive or negative in any given period. During the third quarter of 2016, the Company's closing stock price increased from $197.27 at June 30, 2016 to $205.37 at September 30, 2016. For the three months ended September 30, 2016 share based compensation expense was $1.7 million while for the comparable period in 2015 share based compensation expense was $(1.0) million. For the nine months ended September 30, 2016 share-based compensation expense was $(1.1) million versus $(2.6) million in the same period for 2015.

Taxes, licenses and fees include premium taxes and licensing fees paid to state insurance departments, guaranty fund assessments, the company portion of social security and Medicare taxes, and other state and municipal taxes. For the nine months ended September 30, 2016, these amounts remained level to the comparable period in 2015.

Federal Income Taxes. Federal income taxes on earnings from operations reflect an effective tax rate of 32.7% for the nine months ended September 30, 2016 compared to 33.2% for the nine months ended September 30, 2015. The Company's effective tax rate is typically lower than the Federal rate of 35% due to tax-exempt investment income related to municipal securities and dividends-received deductions on income from stocks.

Segment Operations

Summary of Segment Earnings
A summary of segment earnings for the three and nine months ended September 30, 2016 and 2015 is provided below. The segment earnings exclude realized gains and losses on investments, net of taxes.

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
	(In thousands)

Segment earnings (losses):
Three months ended:
September 30, 2016	$3,492	9,936	13,661	3,120	30,209
September 30, 2015	$1,896	9,952	1,071	2,773	15,692

Nine months ended:
September 30, 2016	$3,811	41,548	14,160	10,878	70,397
September 30, 2015	$664	34,136	16,842	10,831	62,473

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)

Premiums and contract revenues:
Premiums and contract charges	$8,507	8,259	24,814	22,683
Net investment income	12,294	2,095	28,011	17,265
Other revenues	7	3	37	23

Total revenues	20,808	10,357	52,862	39,971

Benefits and expenses:
Life and other policy benefits	5,338	3,545	13,629	12,540
Amortization of deferred policy acquisition costs	(4,331)	1,594	989	6,473
Universal life insurance contract interest	9,795	14	20,855	10,413
Other operating expenses	4,847	2,397	11,745	9,554

Total benefits and expenses	15,649	7,550	47,218	38,980

Segment earnings (loss) before Federal income taxes	5,159	2,807	5,644	991
Provision (benefit) for Federal income taxes	1,667	911	1,833	327

Segment earnings (loss)	$3,492	1,896	3,811	664

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)

Universal life insurance revenues	$9,384	9,875	26,909	24,279
Traditional life insurance premiums	1,161	201	3,825	3,648
Reinsurance premiums	(2,038)	(1,817)	(5,920)	(5,244)

Totals	$8,507	8,259	24,814	22,683

The Company's domestic life insurance in force in terms of policy count has been declining for several years. The pace of new policies issued has lagged the number of policies terminated from death or surrender by roughly a two-to-one rate over the past couple of years causing a declining level of insurance in force from which contract charge revenue is received. Consequently, the number of domestic life insurance policies in force has declined from 55,700 at December 31, 2014 to 54,300 at December 31, 2015, and to 52,900 at September 30, 2016. Universal life insurance revenues are also generated with the issuance of new business based upon amounts per application and percentages of the face amount (volume) of insurance issued. Revenues associated with issuing new business are typically greater than that realized in a renewal period for in force policies. The number of domestic life policies issued in the first nine months of 2016 was 20% lower than in the comparable period for 2015 and the volume of insurance issued was 6% less than that in 2015. Universal life insurance revenues also include surrender charge income realized on terminating policies and, in the case of Domestic universal life, amortization into income of the premium load on single premium policies which the Company began deferring in 2013

Premiums collected on universal life products are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings in accordance with GAAP.  Actual domestic universal life premiums collected are detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)

Universal life insurance:
First year and single premiums	$30,373	30,534	85,915	91,263
Renewal premiums	5,135	5,423	15,481	15,910

Totals	$35,508	35,957	101,396	107,173

During the past couple of years the Company has achieved some success in growing its domestic life insurance business. Sales have been substantially weighted toward single premium policies which do not have much in the way of recurring premium payments. These products are targeting wealth transfer strategies involving the movement of accumulated wealth in alternative investment vehicles, including annuities, into life insurance products. As a result, renewal premium levels have not been exhibiting a corresponding level of increase.

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

A detail of net investment income for domestic life insurance operations is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)

Net investment income (excluding derivatives)	$8,329	8,368	25,093	23,635
Derivative gain (loss)	3,965	(6,273)	2,918	(6,370)

Net investment income	$12,294	2,095	28,011	17,265

Life and policy benefits for a smaller block of business are subject to variation from quarter to quarter. Claim activity during the first nine months of 2016 was in line with historical trends and was slightly higher compared to the same period for 2015. The number of incurred claims during the first nine months of 2016 increased 1% compared to the first nine months of 2015 while the average net claim amount increased from $21,000 to $24,000, respectively. The low face amount per claim reflects the older block of domestic life insurance policies sold which were final expense type products (i.e. purchased to cover funeral costs). The increase in the average net claim amount reflects claims from more recent policy sales (single premium wealth transfer products) which have much higher face amounts of insurance coverage per policy. The Company's overall mortality experience for this segment has been better than pricing assumptions.

As noted previously in the discussion of Results of Operations, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience with the adjustment reflected in current period amortization expense. To the extent required, the Company may also record unlocking adjustments to DPAC balances. The following table identifies the effects of unlocking and true-up adjustments on domestic life insurance DPAC balances recorded through amortization expense three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)

Increase (Decrease) in DPAC Balance
Unlocking	$8,170	—	8,170	—
True-up	460	2,520	3,260	5,710

Totals	$8,630	2,520	11,430	5,710

As noted in the table above, the true-up adjustments recorded increased the DPAC balance on the Condensed Consolidated Balance Sheets which conversely reduced amortization expense in current earnings by a like amount for the periods shown. As noted in the Consolidated Operations discussion, the Company unlocked the DPAC balance for this segment during the third quarter of 2016 for favorable mortality. The effect of the prospective unlocking was to increase DPAC balances by $8.2 million (and decrease amortization expense).

International Life Insurance Operations

The Company's international life operations have been a significant factor in the Company's overall earnings performance and represents a niche where the Company believes it has had a competitive advantage historically. A stable population of distribution relationships has been developed over decades of operations providing the Company with a consistent foundation for development of the block of business.

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$31,066	29,773	95,291	89,470
Net investment income	12,763	448	30,203	17,847
Other revenues	10	5	50	66

Total revenues	43,839	30,226	125,544	107,383

Benefits and expenses:
Life and other policy benefits	5,038	5,002	14,789	16,794
Amortization of deferred policy acquisition costs	7,296	6,834	11,720	11,347
Universal life insurance and annuity contract interest	11,287	(854)	19,643	13,203
Other operating expenses	6,691	3,929	17,867	15,063

Total benefits and expenses	30,312	14,911	64,019	56,407

Segment earnings (losses) before Federal income taxes	13,527	15,315	61,525	50,976
Provision (benefit) for Federal income taxes	3,591	5,363	19,977	16,840

Segment earnings (loss)	$9,936	9,952	41,548	34,136

As with domestic life operations, revenues from the international life insurance segment include both premiums on traditional type products and contract revenues from universal life insurance. A comparative detail of premiums and contract revenues is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)

Universal life insurance revenues	$29,687	26,332	91,359	85,056
Traditional life insurance premiums	3,470	5,639	9,896	10,701
Reinsurance premiums	(2,091)	(2,198)	(5,964)	(6,287)

Totals	$31,066	29,773	95,291	89,470

In general, universal life revenues and operating earnings are anticipated to emerge with growth in the amount of international life insurance in force. The volume of insurance in force contracted from $20.0 billion at December 31, 2014 to $19.0 billion at December 31, 2015 and further decreased to $18.0 billion at September 30, 2016. Universal life insurance revenues are also generated with the issuance of new business based upon amounts per application and percentages of the face amount (volume) of insurance issued. The number of international life policies issued in the first nine months of 2016 was 28% lower than in the first nine months of 2015 while the volume of insurance issued was 33% less than that issued in 2015 during the same period as a result of ceasing the acceptance of applications from residents from certain countries in the fourth quarter of 2015.

A third component of international universal life revenues include surrender charges assessed upon surrender of contracts by policyholders. At the height of the financial crisis in 2008 through 2010 the Company's international policyholders exhibited concern regarding the developments in U.S. financial markets. This evidenced itself in the Company's termination activity in its international life policies in force. The Company incurred higher termination experience than is typical which resulted in recognition of increased surrender charge fee income. This level of termination activity subsequently subsided in 2011 with the termination activity over the following years remaining relatively stable. In 2015, termination activity revisited the levels last seen during the 2008 through 2010 period resulting in additional surrender charge fee revenues, and this activity has continued into 2016. The following table illustrates the Company's recent international life termination experience.

	Amount in $'s	Annualized Termination Rate
	(millions)

Volume In Force Terminations
Year ended December 31, 2011	$1,465.1	7.3%
Year ended December 31, 2012	1,828.4	8.7%
Year ended December 31, 2013	1,838.5	8.6%
Year ended December 31, 2014	1,825.5	8.4%
Year ended December 31, 2015	2,659.1	12.3%
Nine months ended September 30, 2016	1,819.2	12.0%

The higher incidence of terminations primarily is occurring with policies to residents of the countries from which the Company discontinued accepting applications in late 2015. As a result of the higher termination incidence, the Company unlocked its DPAC balances for this segment of the business in the second quarter of 2016 to incorporate a greater lapse assumption, among other things.

As noted previously, premiums collected on universal life products are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings in accordance with GAAP. Actual international universal life premiums collected are detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)

Universal life insurance:
First year and single premiums	$5,578	7,706	14,679	20,162
Renewal premiums	23,393	24,835	69,903	76,831

Totals	$28,971	32,541	84,582	96,993

The Company's most popular international products have been its fixed-index universal life products in which the policyholder can elect to have the interest rate credited to their policy account values linked in part to the performance of an outside equity index. Included in the totals in the above table are collected premiums for fixed-index universal life products of approximately $50.2 million and $63.1 million for the first nine months of 2016 and 2015, respectively. The decline in renewal premiums during 2016 compared to 2015 corresponds with the increased termination activity discussed above.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)

Net investment income (excluding derivatives)	$9,221	9,233	27,738	28,637
Derivative gain (loss)	3,542	(8,786)	2,465	(10,790)

Net investment income	$12,763	447	30,203	17,847

For liability purposes, the embedded option in the Company's policyholder obligations for this feature is bifurcated and reserved for separately. Accordingly, the impact for the embedded derivative component in the equity-index universal life product is reflected in the contract interest expense for each respective period.

Life and policy benefits primarily consist of death claims on policies. The Company's clientèle for international products are generally wealthy individuals with access to U.S. dollars and quality medical care. Consequently, the amounts of coverage purchased tend to be larger amounts than those for domestic life insurance. In the year ended December 31, 2015, the average face amount of insurance purchased was $343,000, and in the first nine months of 2016, the average was slightly lower at $329,000. While life and policy benefit expense for the international life segment reflects the larger policies purchased, mortality due to natural causes is comparable to that in the United States. The Company's maximum risk exposure per insured life is capped at $500,000 through reinsurance. The average international life net claim amount in the first nine months of 2016 decreased from that in the first nine months of 2015 to $140,000 from $176,000. The number of claims incurred during the first nine months of 2016 increased 1% from the prior year level.

The Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking and true-up adjustments on international life insurance DPAC balances recorded through amortization expense three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)

Increase (Decrease) in DPAC Balance
Unlocking	$—	—	7,270	7,120
True-up	2,260	2,220	9,400	8,760

Totals	$2,260	2,220	16,670	15,880

As noted in the Consolidated Operations discussion, the Company unlocked the DPAC balance for this segment during the first nine months of 2016 for favorable mortality, higher cost of insurance charges which had been implemented and increased lapse rates for disengaged countries. The effect of the prospective unlocking was to increase DPAC balances by $7.3 million (and decrease amortization expense). Similarly, in the nine months ended September 30, 2015, the Company unlocked the DPAC balance associated with its International Life segment for favorable mortality experience on one of its universal life products. The effect of the prospective unlocking at that time was to increase DPAC balances by $7.1 million (and decrease amortization expense).

True-up adjustments in the first nine months of 2016 and 2015 were favorable and increased the DPAC balance on the Condensed Consolidated Balance Sheet and decreased amortization expense in current earnings by a like amount.

As indicated in the discussion concerning net investment income, contract interest expense includes fluctuations that are the result of the effect upon the embedded derivative for the performance of underlying equity indices associated with fixed-index universal life products. The amounts realized on purchased call options approximate the amounts the Company credits to policyholders. In addition, as part of the unlocking in the first nine months of 2016 mentioned above, the Company's benefit reserves for the International Life segment were decreased by $6.2 million. The effect of this decrease was to correspondingly decrease contract interest during the period by a like amount.

Annuity Operations

The Company's annuity operations are almost exclusively in the United States. Although some of the Company's investment contracts are available to international residents, current sales of these are small relative to total annuity sales. A comparative analysis of results of operations for the Company's annuity segment is detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$5,391	5,983	17,407	17,029
Net investment income	97,384	49,518	261,579	208,263
Other revenues	139	12	145	31

Total revenues	102,914	55,513	279,131	225,323

Benefits and expenses:
Life and other policy benefits	7,054	5,634	20,153	20,233
Amortization of deferred policy acquisition costs	21,430	23,630	75,872	69,960
Annuity contract interest	46,694	17,099	139,094	91,113
Other operating expenses	7,526	7,254	23,044	18,866

Total benefits and expenses	82,704	53,617	258,163	200,172

Segment earnings (loss) before Federal income taxes	20,210	1,896	20,968	25,151
Provision (benefit) for Federal income taxes	6,549	825	6,808	8,309

Segment earnings (loss)	$13,661	1,071	14,160	16,842

Premiums and contract charges primarily consist of surrender charge income recognized on terminated policies. The amount of the surrender charge income recognized is determined by the volume of surrendered contracts as well as the duration of each contract at the time of surrender given the pattern of declining surrender charge rates over time that is common to most annuity contracts. The Company's lapse rate for annuity contracts in the first nine months of 2016 was 6.7% compared to 6.4% during the same period in 2015.

Deposits collected on annuity contracts are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings, in accordance with GAAP. Actual annuity deposits collected three and nine months ended September 30, 2016 and 2015 are detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)

Fixed-index annuities	$156,417	179,911	502,386	534,848
Other deferred annuities	7,555	9,296	31,767	32,134
Immediate annuities	1,865	3,053	5,575	7,978

Totals	$165,837	192,260	539,728	574,960

Fixed-index products are more attractive for consumers when interest rate levels remain low and equity markets produce positive returns. Since the Company does not offer variable products or mutual funds, fixed-index products provide an important alternative to the Company's existing fixed interest rate annuity products. Fixed-index annuity deposits as a percentage of total annuity deposits were 93% for each of the nine months ended September 30, 2016 and 2015, respectively. The percentage of fixed-index products of total annuity sales reflects the low interest rate environment and the ongoing bull market in equities.

As a selling inducement, some of the deferred products, including fixed-index annuity products, contain a first year interest bonus ranging from 1% to 7% depending upon the product, in addition to the base first year interest rate. Other products include a premium bonus ranging from 2% to 10% which is credited to the account balance when premiums are applied. These bonus rates are deferred in conjunction with other capitalized policy acquisition costs. The amounts deferred to be amortized over future periods amounted to approximately $13.6 million and $12.6 million during the first nine months of 2016 and 2015, respectively. Amortization of deferred sales inducements is included as a component of annuity contract interest as described later in this discussion of Annuity Operations.

A detail of net investment income for annuity operations is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)

Net investment income (excluding derivatives)	$85,777	87,275	258,655	260,987
Derivative gain (loss)	11,607	(37,757)	2,924	(52,724)

Net investment income	$97,384	49,518	261,579	208,263

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

Consistent with the domestic and international life segments, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking and true-up adjustments on annuity DPAC balances recorded through amortization expense for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)

Increase (Decrease) in DPAC Balance
Unlocking	$—	—	(3,650)	(5,310)
True-up	(5,070)	(4,250)	(16,030)	(8,460)

Totals	$(5,070)	(4,250)	(19,680)	(13,770)

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

As the true-up adjustments decreased the DPAC balances on the Condensed Consolidated Balance Sheet for the nine months ended September 30, 2016 and 2015, a corresponding increase in DPAC amortization expense was recorded in the Company's Condensed Consolidated Statements of Earnings in each respective period. The increase in the negative true-up adjustment for the Annuity line of business year-to-date compared to the prior year period is due to the impact of spread compression on the Company's interest rate margin. The effect of spread compression is to reduce the estimated gross profits for the product line and result in higher amortization of DPAC balances than expected.

Annuity contract interest includes the equity component return associated with the call options purchased to hedge the Company's fixed-index annuities. The detail of fixed-index annuity contract interest as compared to contract interest for all other annuities is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)

Fixed-index annuities	$26,780	(4,936)	68,373	16,722
All other annuities	18,140	17,769	63,590	63,250

Gross contract interest	44,920	12,833	131,963	79,972
Bonus interest deferred and capitalized	(4,243)	(4,413)	(13,587)	(12,560)
Bonus interest amortization	6,017	8,679	20,718	23,701

Total contract interest	$46,694	17,099	139,094	91,113

The fluctuation in reported contract interest amounts for fixed-index annuities is driven by sales levels, the level of the business in force and the effect of positive or negative market returns of option values on projected interest credits. As noted in the discussion on Consolidated Operations, a deviation between index option asset values and the embedded derivative liability occurred during the three month periods ended September 30, 2016 and 2015 such that contract interest was decreased $5.9 million and increased $11.2 million, respectively.

Annuity contract interest includes true-up adjustments for the deferred sales inducement balance. True-up adjustments for the deferred sales inducement balance are made each period similar to that done with respect to DPAC balances. For the nine months ended September 30, 2016 and 2015, deferred sales inducement balances on the Condensed Consolidated Balance Sheet were reduced by $4.8 million and $2.4 million, respectively, for true-up adjustments. These adjustments are included in the above table as an addition to bonus interest amortization. The Company also unlocked its deferred sales inducement balance in the second quarter of 2016 for surrender and annuitization rates. The effect of the prospective unlocking was to decrease the deferred sales inducement balance by $1.7 million which increased contract interest expense by a like amount. This same unlocking, in addition to impacting the DPAC and deferred sales inducement balances, also increased the Company's benefit reserves by $12.2 million for the two-tier deferred annuity block of business. This reserve increase added $12.2 million to contract interest expense in the nine months ended September 30, 2016.

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

Other Operations

The Company's primary business encompasses its domestic and international life insurance operations and its annuity operations of National Western. However, NWLGI and National Western also have small real estate, nursing home, and other investment operations through their wholly owned subsidiaries. Nursing home operations generated $(0.1) million and $1.2 million of operating earnings in the first nine months of 2016 and 2015, respectively. The remaining pre-tax earnings of $16.2 million and $15.0 million in Other Operations during the nine month periods represent investment income from real estate, municipal bonds, and common and preferred equities held in subsidiary company portfolios principally for tax advantage purposes. Included in these amounts are semi-annual distributions from a life interest in the Libby Shearn Moody Trust which is an asset held in NWLSM, Inc. Pretax distributions from this trust were $2.9 million and $3.5 million in the nine month periods ended September 30, 2016 and 2015, respectively.

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

	September 30, 2016		December 31, 2015
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Debt securities	$10,194,185	96.3	$10,035,189	97.4
Mortgage loans	146,913	1.4	108,311	1.1
Policy loans	59,218	0.6	61,957	0.6
Derivatives, index options	90,097	0.9	38,409	0.4
Real estate	31,951	0.3	16,333	0.2
Equity securities	18,982	0.2	18,361	0.2
Other	35,001	0.3	10,454	0.1

Totals	$10,576,347	100.0	$10,289,014	100.0

Debt and Equity Securities

The Company maintains a diversified portfolio which consists mostly of corporate, mortgage-backed, and public utility fixed income securities. Investments in mortgage-backed securities primarily include U.S. Government agency pass-through securities and collateralized mortgage obligations ("CMO"). The Company's investment guidelines prescribe limitations by type of security as a percent of the total investment portfolio and all holdings were within these threshold limits. As of September 30, 2016 and December 31, 2015, the Company's debt securities portfolio consisted of the following classes of securities:

	September 30, 2016		December 31, 2015
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Corporate	$7,088,717	69.6	$6,814,793	68.0
Residential mortgage-backed securities	1,434,526	14.1	1,542,587	15.4
Public utilities	1,196,056	11.7	1,178,622	11.7
State and political subdivisions	440,628	4.3	436,493	4.3
U.S. agencies	—	—	15,019	0.1
Asset-backed securities	21,616	0.2	35,393	0.4
Foreign governments	10,710	0.1	10,355	0.1
U.S. Treasury	1,932	—	1,927	—

Totals	$10,194,185	100.0	$10,035,189	100.0

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

	Nine Months Ended September 30,	Year Ended December 31,
	2016	2015
	($ In thousands)

Cost of acquisitions	$453,985	$1,309,930
Average credit quality	BBB+	A-
Effective annual yield	3.43%	3.51%
Spread to treasuries	1.68%	1.36%
Effective duration	8.3 years	8.5 years

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

In addition to diversification, an important aspect of the Company's investment approach is managing the credit quality of its investment in debt securities. Thorough credit analysis is performed on potential corporate investments including examination of a company's credit and industry outlook, financial ratios and trends, and event risks. This emphasis is reflected in the high average credit rating of the Company's debt securities portfolio with 98.3%, as of September 30, 2016, held in investment grade securities. In the table below, investments in debt securities are classified according to credit ratings by nationally recognized statistical rating organizations.

	September 30, 2016		December 31, 2015
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

AAA	$91,828	0.9	$97,068	1.0
AA	2,225,589	21.8	2,361,417	23.5
A	3,303,077	32.4	3,399,230	33.9
BBB	4,402,172	43.2	4,016,665	40.0
BB and other below investment grade	171,519	1.7	160,809	1.6

Totals	$10,194,185	100.0	$10,035,189	100.0

The Company's investment guidelines do not allow for the purchase of below investment grade securities.  The investments held in debt securities below investment grade are the result of subsequent downgrades of the securities.  These holdings are further summarized below.

	Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	% of Invested Assets
	(In thousands, except percentages)

September 30, 2016	$173,700	171,519	175,811	1.6%

December 31, 2015	$166,508	160,809	160,867	1.6%

The Company's percentage of below investment grade securities as of September 30, 2016 compared with the percentage at December 31, 2015 increased marginally due to downgrade of several securities, principally energy-related entities. The Company's holdings of below investment grade securities are relatively small and as a percentage of total invested assets low compared to industry averages.

Holdings in below investment grade securities by category as of September 30, 2016 are summarized below, including their comparable fair value as of December 31, 2015. The Company continually monitors developments in these industries for issues that may affect security valuation.

	Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	Fair Value
Industry Category	September 30, 2016	September 30, 2016	September 30, 2016	December 31, 2015
	(In thousands)

Asset-backed securities	$9,009	9,031	10,522	6,059
Residential mortgage-backed	1,423	1,381	1,381	1,426
Oil & Gas	35,083	31,488	31,488	15,570
Manufacturing	39,011	39,619	41,661	39,548
Banking/finance	15,000	15,000	14,700	13,800
Other	74,174	75,000	76,059	50,829

Totals	$173,700	171,519	175,811	127,232

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

In the energy sector, oil prices incurred a precipitous drop in prices over the past two years. While it appears that prices have bottomed and come off of their lows, this downturn affected the credit quality of individual companies. At September 30, 2016 and December 31, 2015, the Company's aggregate holdings in this sector approximated $943 million and $939 million, respectively. These holdings represented debt securities issued by approximately forty companies in the oil and gas industry. The Company's oil and gas debt securities were 96.7% investment grade as of the balance sheet date. Further mitigating the risk of the Company's holdings in this sector are ample diversification by subsector (integrated, independent, pipeline, servicer, and equipment).

Certain European countries have experienced varying degrees of financial stress over the past five to ten years. Risks, while not as highly publicized recently, could continue to disrupt financial markets and have a detrimental impact on global conditions as well as on sovereign and non-sovereign obligations. The Company has no exposure to the sovereign debt of Portugal, Ireland, Italy, Greece or Spain. These countries in particular had been experiencing the more significant economic, fiscal and political strains that increase the likelihood of default for sovereign countries. Additionally, the Company has no exposure to the debt of financial institutions domiciled in these countries.

However, the Company does have exposure to the debt of non-financial companies in certain of these countries. The following tables show bond holdings at September 30, 2016 of non-financial companies that are domiciled in Portugal, Ireland, Italy, or Spain held in the available for sale and held to maturity debt security portfolios.

		Amortized
Securities Available for Sale		Cost	Fair Value
Company	S&P Rating	September 30, 2016	September 30, 2016	Country Domiciled
	(In thousands)

Allergan	BBB	$22,695	23,813	Ireland
CRH	BBB+	25,748	27,934	Ireland
Medtronic	A	34,113	36,918	Ireland
Shire	BBB-	23,997	24,129	Ireland
Telefonica	BBB	9,026	9,316	Spain

Totals		$115,579	122,110

		Amortized
Securities Held to Maturity		Cost	Fair Value
Company	S&P Rating	September 30, 2016	September 30, 2016	Country Domiciled
	(In thousands)

EDP	BB+	$17,288	18,202	Portugal
Enel	BBB	19,962	21,147	Italy
Finmeccanica	BB+	15,012	16,350	Italy
Iberdrola Finance	BBB+	2,951	3,280	Spain
Kerry Group	BBB+	24,929	24,996	Ireland
Medtronic	A	19,967	20,888	Ireland
Telefonica	BBB	8,065	8,884	Spain
Perrigo	BBB-	25,817	26,564	Ireland

Totals		$133,991	140,311

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

During the nine months ended September 30, 2016 the Company recorded no other-than-temporary impairment credit related write-downs on debt or equity securities. See Note 9, Investments, of the accompanying Condensed Consolidated Financial Statements for further discussion. Since the Company's adoption of the GAAP guidance on the recognition and accounting for other-than-temporary impairments due to credit loss versus non-credit loss, the Company has recognized a total of $2.1 million of other-than-temporary impairments of which $1.4 million was deemed credit related and recognized as realized investment losses in earnings, and $0.7 million, net of amortization, was deemed a non-credit related impairment and recognized in other comprehensive income.

The Company is required to classify its investments in debt and equity securities into one of three categories: (a) trading securities; (b) securities available for sale; or (c) securities held to maturity. The Company purchases securities with the intent to hold to maturity and accordingly does not maintain a portfolio of trading securities. Of the remaining two categories, available for sale and held to maturity, the Company makes a determination on categorization based on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. As shown in the table below, at September 30, 2016, 29.2% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale. The holdings in available for sale provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.

	September 30, 2016
	Fair Value	Amortized Cost	Unrealized Gains (Losses)
	(In thousands)

Securities held to maturity:
Debt securities	$7,542,335	7,106,373	435,962
Securities available for sale:
Debt securities	3,087,812	2,920,588	167,224
Equity securities	18,982	14,021	4,961

Totals	$10,649,129	10,040,982	608,147

Asset-Backed Securities

The Company holds approximately $21.6 million in asset-backed securities as of September 30, 2016. This portfolio includes $2.4 million of manufactured housing bonds and $19.2 million of home equity loans (also referred to as subprime securities). These holdings are down from the levels held at December 31, 2015 of $3.4 million and $32.0 million, respectively. The Company does not have any holdings in collateralized bond obligations (“CBO”s), collateralized debt obligations (“CDO”s), or collateralized loan obligations (“CLO”s). Principal risks in holding asset-backed securities are structural, credit, and capital market risks. Structural risks include the securities' priority in the issuer's capital structure, the adequacy of and ability to realize proceeds from collateral and the potential for prepayments. Credit risks include corporate credit risks or consumer credit risks for financing such as subprime mortgages. Capital market risks include the general level of interest rates and the liquidity for these securities in the marketplace.

The Company's exposure to the subprime sectors has been limited to investments in the senior tranches of subprime residential mortgage loans. The subprime sector is generally categorized under the asset-backed sector. This sector lends to borrowers who do not qualify for prime interest rates due to poor or insufficient credit history. The slowing housing market, rising interest rates, and relaxed underwriting standards for loans originated after 2005 resulted in higher delinquency rates and losses beginning in 2007. These events caused illiquidity in the market and volatility in the market prices of subprime securities. The housing market subsequently stabilized and an improvement in the prices of subprime securities occurred as the bond market regained more liquidity. All of the loans classified as subprime in the Company's portfolio as of September 30, 2016 were underwritten prior to 2005 as noted in the table below.

	September 30, 2016		December 31, 2015
Investment Origination Year	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)

Subprime:
1998	$2,322	2,402	2,836	2,933
2003	3,128	4,554	3,474	5,012
2004	13,777	13,797	25,675	25,739

Total	$19,227	20,753	31,985	33,684

During the first nine months of 2016, the Company reduced its exposure to the subprime sector through sales of securities held. As of September 30, 2016, the Company held nine subprime issues of which 1 was rated AAA, 2 were rated AA, 1 was rated BBB, 2 were rated CCC, 1 was rated CC and 2 were not rated.

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

The Company requires a minimum specified yield on mortgage loan investments determined by reference to currently available debt security instrument yields plus a desired amount of incremental basis points. During the past several years, the low interest rate environment has resulted in fewer loan opportunities being available that meet the Company's required rate of return. Mortgage loans originated by the Company totaled $38.5 million for the year ended December 31, 2015 and $55.8 million for the nine months ended September 30, 2016. The increase in new originations during 2016 reflects a concerted effort by the Company to grow this part of its investment portfolio. Principal repayments on mortgage loans for the nine months ended September 30, 2016 were $17.3 million.

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

The Company held net investments in mortgage loans totaling $146.9 million and $108.3 million at September 30, 2016 and December 31, 2015, respectively.  The diversification of the portfolio by geographic region and by property type was as follows:

	September 30, 2016		December 31, 2015
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Geographic Region:
West South Central	$83,832	56.8	$58,002	53.2
East North Central	24,914	16.9	18,477	17.0
New England	11,576	7.9	11,830	10.9
Pacific	9,931	6.7	10,101	9.3
East South Central	5,815	3.9	5,818	5.3
South Atlantic	9,839	6.7	3,047	2.8
Mountain	1,656	1.1	1,686	1.5
Gross balance	147,563	100.0	108,961	100.0

Allowance for possible losses	(650)	(0.4)	(650)	(0.6)

Totals	$146,913	99.6	$108,311	99.4

	September 30, 2016		December 31, 2015
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Property Type:
Retail	$76,252	51.7	$66,237	60.8
Office	47,515	32.2	22,941	21.0
Land/Lots	4,819	3.3	4,445	4.1
Hotel/Motel	5,397	3.6	1,513	1.4
All other	13,580	9.2	13,825	12.7
Gross balance	147,563	100.0	108,961	100.0

Allowance for possible losses	(650)	(0.4)	(650)	(0.6)

Totals	$146,913	99.6	$108,311	99.4

The Company's direct investments in real estate are not a significant portion of its total investment portfolio.  The Company also participates in several real estate joint ventures, limited partnerships, and other loans that invest primarily in income-producing retail properties.  These investments have enhanced the Company's overall investment portfolio returns. The Company's real estate investments totaled approximately $32.0 million and $16.3 million at September 30, 2016 and December 31, 2015, respectively. The Company purchased two properties, one located in Cypress, Texas and the other in Tupelo, Mississippi for a total of $16.8 million during the first nine months of 2016.

The Company recognized operating income of approximately $2.0 million on real estate properties in the first nine months of 2016. The Company monitors the conditions and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition. The Company recorded net realized investment gains on disposed properties located in Brazoria County (Texas), Ruidoso, New Mexico, and Austin, Texas, totaling $2.9 million during the first nine months of 2016.

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

The correlation between fair values and interest rates for debt securities is reflected in the tables below.

	September 30, 2016	June 30, 2016	December 31, 2015
	(In thousands except percentages)

Debt securities - fair value	$10,630,147	10,645,963	10,196,658
Debt securities - amortized cost	$10,026,961	10,026,030	10,007,665
Fair value as a percentage of amortized cost	106.02%	106.18%	101.89%
Net unrealized gain balance	$603,186	619,933	188,993
Ten-year U.S. Treasury bond – (decrease) increase in yield for the period	0.12%	(0.30)%	0.10%

	Net Unrealized Gain Balance
	At September 30, 2016	At June 30, 2016	At December 31, 2015	Quarter Change in Unrealized Balance	Year-to-date Change in Unrealized Balance

Debt securities held to maturity	$435,962	457,826	161,469	(21,864)	274,493
Debt securities available for sale	167,224	162,107	27,524	5,117	139,700

Totals	$603,186	619,933	188,993	(16,747)	414,193

Changes in interest rates typically have a sizable effect on the fair values of the Company's debt securities. The market interest rate of the ten-year U.S. Treasury bond decreased approximately 68 basis points from 2.27% at year-end 2015 to 1.59% by the end of the first nine months of 2016 and the Company's unrealized gain position increased $414.2 million on a portfolio with an amortized cost basis of approximately $10.0 billion. Given that the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in fair values have a relatively small effect on the Company's Condensed Consolidated Balance Sheet.

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

The Company performed detailed sensitivity analysis as of December 31, 2015, for its interest rate-sensitive assets and liabilities. The changes in market values of the Company's debt securities in the first nine months of 2016 were reasonable given the expected range of results of this analysis.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity requirements are met primarily by funds provided from operations. Premium deposits and annuity considerations, investment income, and investment maturities and prepayments are the primary sources of funds while investment purchases, policy benefits in the form of claims, and payments to policyholders and contract holders in connection with surrenders and withdrawals as well as operating expenses are the primary uses of funds. To ensure the Company will be able to pay future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed income securities. Funds are invested with the intent that the income from investments, plus proceeds from maturities, will meet the ongoing cash flow needs of the Company. The approach of matching asset and liability durations and yields requires an appropriate mix of investments. Although the Company historically has not been put in the position of having to liquidate invested assets to provide cash flow, its investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs. The Company (National Western) may also borrow up to $40 million on its bank line of credit for short-term cash needs. There were no borrowings outstanding under the line of credit at September 30, 2016.

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

The actual amounts paid by product line in connection with surrenders and withdrawals for the three-month periods ended September 30, for each respective year, are noted in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)

Product Line:
Traditional Life	$1,636	1,501	4,616	4,178
Universal Life	27,831	23,533	82,781	59,719
Annuities	126,275	119,921	388,102	360,051

Total	$155,742	144,955	475,499	423,948

The above contractual withdrawals, as well as the level of surrenders experienced, were generally consistent with the Company's assumptions in asset/liability management, and the associated cash outflows did not have an adverse impact on overall liquidity. Individual life insurance policies are less susceptible to withdrawal than annuity reserves and deposit liabilities because policyholders may incur surrender charges and undergo a new underwriting process in order to obtain a new insurance policy. The increase in Universal Life payments reflects the increased termination activity associated with policyholder residents of international countries from which the Company ceased accepting new applications from in the fourth quarter of 2015. Cash flow projections and tests under various market interest rate scenarios are also performed to assist in evaluating liquidity needs and adequacy. The Company currently expects available liquidity sources and future cash flows to be more than adequate to meet the demand for funds.

Cash flows from the Company's insurance operations have historically been sufficient to meet current needs. Cash flows from operating activities were $246.2 million and $247.3 million for the nine months ended September 30, 2016 and 2015, respectively. The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $438.4 million and $563.2 million for the nine months ended September 30, 2016 and 2015, respectively. Operating and investing activity cash flow items could be reduced if interest rates rise at an accelerated rate in the future. Net cash inflows/(outflows) from the Company's universal life and investment annuity deposit product operations totaled $(49.3) million and $11.1 million during the nine months ended September 30, 2016 and 2015, respectively.

Capital Resources

The Company relies on stockholders' equity for its capital resources as there is no long-term debt outstanding and the Company does not anticipate the need for any long-term debt in the near future.  As of September 30, 2016, the Company had no commitments beyond its normal operating and investment activities.

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

The table below summarizes future estimated cash payments under existing contractual obligations.

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)

Loan commitments	$32,596	32,596	—	—	—
Operating lease obligations	1,133	72	578	386	97
Life claims payable (1)	70,176	70,176	—	—	—
Other long-term reserve liabilities reflected on the balance sheet (2)	11,493,319	941,329	1,746,494	1,754,085	7,051,411

Total	$11,597,224	1,044,173	1,747,072	1,754,471	7,051,508

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

During the quarter ended March 31, 2016, the Company implemented an internally developed policy administration system with respect to the processing of its annuity and traditional life new business policy applications and paying commissions on such business. This constitutes a change in the Company's internal controls over financial reporting as defined in Rules 13a-15(f) and 15d-15(e) under the Exchange Act. Prior to implementation, the Company performed model office testing encompassing the new processes and procedures to be employed using the new system and defined its internal controls with respect to such processing in this environment. During the course of the quarter ended September 30, 2016, management continued to perform post-implementation testing and analysis of the processing and internal controls implemented and determined that the change did not materially affect the Company's internal controls over financial reporting such that the information required to reported and disclosed in its reports under the Exchange Act was adversely impacted. Internal controls over financial reporting change as the Company modifies or enhances its systems and processes to meet business needs. Any significant changes in controls are evaluated prior to implementation to help ensure continued effectiveness of internal controls and the control environment.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective August 22, 2008, National Western adopted and implemented a limited stock buy-back program associated with the company's 2008 Incentive Plan which provides Option Holders the additional alternative of selling shares acquired through the exercise of options directly back to the company. This program succeeded a similar buy-back program implemented March 10, 2006 associated with the company's 1995 Stock Option and Incentive Plan. Option Holders may elect to sell such acquired shares back to the company at any time within ninety (90) days after the exercise of options at the prevailing market price as of the date of notice of election. These plans and programs were assumed by National Western Life Group, Inc. from National Western pursuant to the terms of the Reorganization on October 1, 2015.

The following table sets forth the Company's repurchase of its Class A common shares from Option Holders for the quarter ended September 30, 2016. There were no shares repurchased during the period.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May yet Be Purchased Under the Plans or Programs

July 1, 2016 through July 31, 2016	—	—	N/A	N/A
August 1, 2016 through August 31, 2016	—	—	N/A	N/A
September 1, 2016 through September 30, 2016	—	—	N/A	N/A

Total	—	—	N/A	N/A

Purchased shares are reported in the Company's condensed consolidated financial statements as authorized and unissued.

ITEM 4.  Removed and Reserved.

ITEM 6.  EXHIBITS

(a)	Exhibits

Exhibit 31(a)	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	-	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL WESTERN LIFE GROUP, INC.
(Registrant)

Date:	November 4, 2016	/S/ Ross R. Moody
Ross R. Moody
Chairman of the Board,
President, Chief Executive Officer and Director
(Authorized Officer)

Date:	November 4, 2016	/S/ Brian M. Pribyl
Brian M. Pribyl
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)
(Principal Accounting Officer)