Form 10-K
period 2016-12-31
National Western Life Group, Inc.
filed 2017-03-10
CIK 1635984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of the common stock (based upon the closing price) held by non-affiliates of the Registrant on June 30, 2016 was $444,831,514.

As of March 9, 2017, the number of shares of Registrant's common stock outstanding was:   Class A - 3,436,166 and Class B - 200,000.

DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference:  Portions of the registrant’s definitive proxy statement for the annual meeting of shareholders to be held June 23, 2017, which will be filed within 120 days after December 31, 2016, are incorporated by reference into Part III of this report.

	PART I	Page

Item 1.	Business	4
Item 1A.	Risk Factors	17
Item 1B.	Unresolved Staff Comments	26
Item 2.	Properties	26
Item 3.	Legal Proceedings	27
Item 4.	Mine Safety Disclosures	27

	PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	28
Item 6.	Selected Consolidated Financial Data	31
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	32
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	72
Item 8.	Financial Statements and Supplementary Data	72
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	72
Item 9A.	Controls and Procedures	72
Item 9B.	Other Information	75

	PART III

The information required by Items 10 through 14 is incorporated by reference from our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2016.

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	75

	Signatures	157

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

See Part 1A, Risk Factors, for additional information.

PART I

ITEM 1. BUSINESS

General

National Western Life Group, Inc. ("NWLGI"), a Delaware Corporation, is the parent holding company established effective October 1, 2015 under a holding company plan of reorganization. As a result of the reorganization, NWLGI replaced National Western Life Insurance Company as the publicly held company with the latter becoming a wholly owned subsidiary of NWLGI.

National Western Life Insurance Company (hereinafter referred to as "National Western" or "company" where insurance operations are being discussed) is a stock life insurance company, chartered in the State of Colorado in 1956, and doing business in forty-nine states, the District of Columbia, and four U.S. territories or possessions.  National Western is also licensed in Haiti, and although not otherwise licensed, accepts applications from and issues policies to residents of various international countries. Such policies are underwritten, accepted, and issued in the United States based upon applications submitted by independent contractors. National Western provides life insurance products for the savings and protection needs of approximately 116,700 policyholders and for the asset accumulation and retirement needs of 135,800 annuity contract holders.

The Company's total assets increased to $11.9 billion at December 31, 2016, from $11.6 billion at December 31, 2015. The Company generated revenues of $682.4 million, $589.8 million and $708.8 million in 2016, 2015 and 2014, respectively. In addition, NWLGI generated net income of $100.9 million, $98.4 million and $105.6 million in 2016, 2015 and 2014, respectively.

Products

National Western offers a broad portfolio of individual whole life, universal life and term insurance plans, and annuities, including supplementary riders. In the following discussion, the Company reports sales and other statistical information. These statistics are derived from various sales tracking and administrative systems and are not derived from the Company's financial reporting systems or financial statements. These statistics are used to measure the relative progress of our marketing and acquisition efforts. Sales data for traditional life insurance is based upon annualized premiums, while universal life sales are based on annualized "target" premiums which are those premiums upon which full first year commissions are paid. Sales of annuities are measured based on the amount of deposits received. These statistics attempt to measure only some of the many factors that may affect future profitability, and therefore, are not intended to be predictive of future profitability.

Life Products. The company's life products provide protection for the life of the insured and, in some cases, allow for cash value accumulation on a tax-deferred basis. These product offerings include universal life insurance ("UL"), interest-sensitive whole life, and traditional products such as term insurance coverage. Interest sensitive products such as UL accept premiums that are applied to an account value. Deducted from the account value are costs of insurance charges which vary by age, gender, plan, and class of insurance, as well as various expense charges. Interest is credited to account values at a fixed interest rate generally determined in advance and guaranteed for a policy year at a time, subject to minimum guaranteed rates specified in the policy contract. A slight variation to this general interest crediting practice involves equity-index universal life ("EIUL") policies whose credited interest may be linked in part to an outside index at the election of the policyholder. These products offer both flexible and fixed premium modes and provide policyholders with flexibility in the available coverage, the timing and amount of premium payments and the amount of the death benefit, provided there are sufficient policy funds to cover all policy charges for the coming year. Traditional products generally provide for a fixed death benefit payable in exchange for regular premium payments.

Annuity Products. Annuity products sold include flexible premium and single premium deferred annuities, equity-index (fixed-index) annuities, and single premium immediate annuities. These products can be tax qualified or nonqualified annuities. A fixed single premium deferred annuity ("SPDA") provides for a single premium payment at the time of issue, an accumulation period, and an annuity payout period commencing at some future date. A flexible premium deferred annuity ("FPDA") provides the same features but allows, generally with some conditions, additional payments into the contract. Interest is credited to the account value of the annuity initially at a current rate of interest which is guaranteed for a period of time, typically the first year. After this period, the interest credited is subject to change based upon market rates and product profitability subject to a minimum guaranteed rate specified in the contract. Interest accrues during the accumulation period generally on a tax-deferred basis to the contract holder. After a number of years specified in the annuity contract, the owner may elect to have the proceeds paid as a single payment or as a series of payments over a period of time. The owner is permitted at any time during the accumulation period to withdraw all or part of the annuity account balance subject to contract provisions such as surrender charges and market value adjustments. A fixed-index deferred annuity performs essentially in the same manner as SPDAs and FPDAs with the exception that, in addition to a fixed interest crediting option, the contract holder has the ability to elect an interest crediting mechanism that is linked, in part, to an outside index. A single premium immediate annuity ("SPIA") foregoes the accumulation period and immediately commences an annuity payout period.

The following table sets forth information regarding the company's sales activity by product type. Life insurance sales are measured by annualized first year premiums.

	Years Ended December 31,
	2016	2015	2014
	(In thousands)

Annuities:
Fixed-index deferred	$678,652	685,928	730,693
Other deferred	32,968	52,001	70,505
Single premium immediate	3,597	5,839	15,313

Total annuities	$715,217	743,768	816,511

Life:
Fixed-index universal life insurance	$26,094	31,972	34,239
Other universal life insurance	2,238	2,805	4,748
Traditional life and other	2,183	2,995	3,597

Total life	$30,515	37,772	42,584

The table below sets forth information regarding the company's life insurance in force for each date presented.

	Insurance In Force as of
	December 31,
	2016	2015
	($ in thousands)

Universal life:
Number of policies	44,040	47,660
Face amounts	$4,886,680	$5,497,270

Traditional life:
Number of policies	33,830	35,710
Face amounts	$3,524,600	$3,618,290

Fixed-index life:
Number of policies	38,800	39,600
Face amounts	$9,444,720	$9,781,290

Rider face amounts	$3,053,260	$3,129,350

Total life insurance:
Number of policies	116,670	122,970
Face amounts	$20,909,260	$22,026,200

The following table sets forth information regarding annuities in force for each date presented.

	Annuities In Force as of
	December 31,
	2016	2015
	($ in thousands)

Fixed-index annuities
Number of policies	74,450	72,450
GAAP annuity reserves	$5,744,712	$5,506,213

Other deferred annuities
Number of policies	47,050	50,510
GAAP annuity reserves	$1,920,163	$2,078,845

Immediate annuities
Number of policies	14,310	14,900
GAAP annuity reserves	$366,846	$360,769

Total annuities
Number of policies	135,810	137,860
GAAP annuity reserves	$8,031,721	$7,945,827

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

Domestic Insurance Operations. The company is currently licensed to do business in all states and the District of Columbia, except for New York.  Products marketed are annuities, universal life insurance, and traditional life insurance, which include both term and whole life products.  The majority of domestic sales are the company's annuities.  National Western markets and distributes its domestic products primarily through independent national marketing organizations ("NMOs").  These NMOs assist the company in recruiting, contracting, and managing independent agents.  The company's agents are independent contractors who are compensated on a commission basis.  At December 31, 2016, the company's NMO relationships had contracted approximately 25,200 independent agents with the company. At December 31, 2016, the company had 51,600 domestic life insurance policies in force representing $3.0 billion in face amount of coverage and 135,800 annuity contracts representing account balances of $8.0 billion.

The following table sets forth the company's domestic life insurance sales as measured in annualized first year premium for the last three years.

	Years Ended December 31,
	2016	2015	2014
	(In thousands)

Fixed-index life	$16,356	$18,317	17,131
Universal life	43	55	177
Traditional life	112	162	96

Total	$16,511	18,534	17,404

International Insurance Operations. National Western's international operations generally focus on foreign nationals in upper socioeconomic classes.  Insurance products are issued primarily to residents of countries in South America, the Caribbean, Eastern Europe, and Asia and are products which are not available in the local markets. Issuing policies to residents of countries in these different regions provides diversification that helps to minimize large fluctuations that could arise due to various economic, political, and competitive pressures that may occur from one country to another.  Products issued to international residents are almost entirely universal life and traditional life insurance products. However, certain annuity and investment contracts are also available. At December 31, 2016, the company had approximately 65,000 international life insurance policies in force representing nearly $17.9 billion in face amount of coverage.

International applications are submitted on behalf of their clients by independent contractors, consultants and broker-agents, many of whom have been submitting policy applications to National Western for twenty or more years.  The company had relationships with approximately 2,200 of these independent international individuals at December 31, 2016.

The following table sets forth the company's contracts issued to international residents as measured in annualized first year premium for the past three years.

	Years Ended December 31,
	2016	2015	2014
	(In thousands)

Fixed-index life	$9,738	$13,655	17,108
Universal life	2,195	2,750	4,571
Traditional life	2,071	2,833	3,501

Total	$14,004	19,238	25,180

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

The company's implementation of commission caps on domestic policies in 2009 discouraged sales of larger face amounts resulting in lower levels in amounts of insurance per policy. However, the increased domestic sales activity, particularly in the past several years, has produced a modest upward trend in this figure. Contracts issued to international residents witnessed a steady growth in the average face amount of insurance coverage per policy over the same time period until 2015 when the company ceased accepting applications from residents of several countries, most notably Brazil. Empirical evidence suggests that policy persistency generally improves with larger face amounts of insurance.

	Average New Policy Face Amount
	Domestic	International

Year ended December 31, 2010	$164,800	$338,600
Year ended December 31, 2011	178,500	363,600
Year ended December 31, 2012	254,900	380,200
Year ended December 31, 2013	286,000	384,000
Year ended December 31, 2014	286,600	382,600
Year ended December 31, 2015	274,500	342,500
Year ended December 31, 2016	308,700	336,500

Geographical Distribution of Business. The following table depicts the distribution of the company's premium revenues and deposits.

	Years Ended December 31,
	2016	2015	2014
	(In thousands)

United States domestic products:
Annuities	$730,447	773,315	828,982
Life insurance	141,328	154,824	142,640

Total domestic products	871,775	928,139	971,622

International products:
Annuities	293	1,694	4,290
Life insurance	131,508	145,567	160,992

Total international products	131,801	147,261	165,282

Total direct premiums and deposits collected	$1,003,576	1,075,400	1,136,904

Although many agents sell National Western's products, the company's annuity sales in any year typically reflect several NMOs whose contracted independent agents sold 10% or more of the company’s total annuity sales. In 2016, there were two NMOs that exceeded this threshold accounting for approximately 12% and 11%, respectively, of the company’s annuity sales. Similarly, domestic life insurance sales in any year may include several NMOs who accounted for 10% or more of total domestic life insurance sales. In 2016, there were three NMOs who generated 27%, 15%, and 12%, respectively, of total domestic life insurance sales. Given the historically lower level of domestic life insurance sales relative to international life sales and annuity sales, the proportionate percentage of domestic life sales for these particular NMOs is not considered a significant concentration of business within the total context of new business. In addition, with the independent distribution model National Western employs, the concentration of sales within a particular NMO is not as an acute concern as compared to other distribution channels given that the underlying agents are free to contract with the company through any NMO the company has a relationship with.

Applications submitted by independent contractors of Latin America and the Pacific Rim perennially have comprised the majority of the company's international life insurance sales. The company ceased accepting applications from residents of countries in the Pacific Rim during the fourth quarter of 2015. As noted previously, National Western's international sales by geographic market tend to fluctuate with the socio and economic climates in these regions. The company's mix of international sales by geographic region is as follows.

	Years Ended December 31,
	2016	2015

Percentage of International Sales:
Latin America	96.0%	83.9%
Pacific Rim	—	13.3
Eastern Europe	4.0	2.8

Totals	100.0%	100.0%

International life insurance sales are much more diversified by independent consultants and contractors. In terms of sales to residents of international countries, Venezuela, Peru, Chile, and Argentina were countries exceeding 10% of total international sales with shares of 32%, 15%, 12%, and 10%, respectively.

As previously disclosed in the Company’s Form 10-Q as of September 30, 2015, in 2011 the Brazilian Superintendence of Private Insurance (“SUSEP”) attempted to serve National Western with a subpoena regarding an administrative proceeding initiated by SUSEP in which it alleged the company was operating as an insurance company in Brazil without due authorization. While the company believes that SUSEP has no jurisdiction over the company, SUSEP affirmed its imposition of a penal fine against National Western, but in the reduced amount of 3 million reais (approximately $960,000). In light of the substantial reduction in the proposed penal fine by SUSEP, National Western has paid the penal fine in the reduced amount under protest and thereby retained its rights to seek judicial review in Brazil of the merits of the SUSEP charges. In light of these developments, the company ceased accepting new applications from residents in Brazil during the fourth quarter of 2015.  Additionally, after careful consideration of various factors, including segment performance and the volume of application submissions, the company ceased accepting applications from residents in certain other countries during that same time period. For the year ended December 31, 2015, sales of new policies issued to residents in these countries, including Brazil, were approximately $4.6 million which represented 24% of total international life insurance new business placed in this period.

Segment Financial Information. A summary of financial information for the Company's segments is as follows:

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
	(In thousands)

Revenues, excluding realized gains (losses):
2016	$74,538	168,427	385,174	41,159	669,298
2015	57,971	151,807	322,419	50,390	582,587
2014	63,551	170,749	420,707	42,168	697,175

Segment earnings (losses): (A)
2016	$3,411	50,942	22,687	15,357	92,397
2015	568	42,647	29,564	20,931	93,710
2014	2,812	37,092	42,935	15,204	98,043

Segment assets: (B)
2016	$971,990	1,232,648	9,193,980	298,481	11,697,099
2015	868,466	1,260,538	9,054,951	268,675	11,452,630
2014	746,051	1,250,629	8,933,274	257,568	11,187,522

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

Rating Agency	Rating	Outlook

A.M. Best	A (Excellent)	Stable

Standard & Poor's	A (Strong)	Negative

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

Risk Management

Similar to other entities, the Company is exposed to a wide spectrum of financial, operational, and other risks as described in Item 1A “Risk Factors”. Effective enterprise risk management ("ERM") is a key concern for identifying, monitoring, measuring, communicating, and managing risks within limits and risk tolerances. The Company’s Board of Directors and senior management are knowledgeable of and accountable for key risks.  The full Board of Directors of the Company (as well as the Board of Directors of National Western) meets at least every other month and regularly hears reports from the President and Chief Executive Officer, the Chief Financial Officer, the President and Chief Operating officer (National Western), the Chief Actuary (National Western), the Chief Investment Officer (National Western), and the Chief Legal Officer. In addition, the Board of Directors of the Company (including the Board of Directors of National Western) has several committees which include the Executive Committee, the Audit Committee, the Investment Committee, and the Compensation and Stock Option Committee that regularly convene to address various aspects of risk. Day-to-day responsibility for the overall ERM governance framework resides with the Company's designated Chief Risk Officer.

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

Insurance Product Liabilities

At December 31, 2016, the Company's total balance for liabilities pertaining to insurance products was $10.0 billion. These product liabilities are payable over an extended period of time for which National Western's product pricing includes in making certain assumptions. The profitability of insurance products depends on this pricing and differences between the company's expectations when the products are sold and the subsequent actual experience impacts future profitability.

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

Reinsurance

National Western follows the industry practice of reinsuring (ceding) portions of its insurance risks with a variety of reinsurance companies. All reinsurance is yearly renewable term. The company does not use financial or surplus relief reinsurance. The use of reinsurance allows the company to underwrite policies larger than the risk it is willing to retain on any single life and to continue writing a larger volume of new business. New sales of life insurance products are reinsured above prescribed limits and do not require the reinsurer’s prior approval within certain guidelines. The maximum amount of life insurance the company normally retains is $500,000 on any one life. However, the use of reinsurance does not relieve National Western of its primary liability to pay the full amount of the insurance benefit in the event of the failure of a reinsurer to honor its contractual obligation. Consequently, the company avoids concentrating reinsurance risk with any one reinsurer and only participates in reinsurance treaties with reputable carriers. No reinsurer of business ceded by National Western has failed to pay policy claims (individually or in the aggregate) with respect to our ceded business. The company continuously monitors the financial strength of our reinsurers and has been able to obtain replacement coverages from financially responsible reinsurers when making changes. The company’s primary reinsurers as of December 31, 2016 were as follows.

Reinsurer	A.M. Best Rating	Amount of In Force Ceded (In thousands)

Hannover Life Reassurance Company (Florida)	A+	$2,126,882
SCOR Global Life Americas Reinsurance (Delaware)	A	1,568,267
RGA Reinsurance Company (Missouri)	A+	966,580
Swiss Life & Health America Inc.	A+	40,490
Mapfre Re (Spain)	A	18,192
All others		12,966

		$4,733,377

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

The NAIC has developed a principles-based approach for establishing reserves for life insurance products. This approach is designed to improve reserving for products for which the current formula requirement for reserves may not accurately reflect the risks or costs of the obligations to insurers. The NAIC's Standard Valuation Law has been enacted by the minimum number of states representing a minimum level of premium volume needed in order for the principles-based approach to become effective. This approach is effective as of January 1, 2017 with a three year phase-in period and is prospective (applying only to new business). National Western fully intends to be compliant with the new Standard Valuation Law by the end of the phase-in period.

The NAIC has also enacted the Own Risk and Solvency Assessment ("ORSA") model act which requires insurers to make a formal assessment of the adequacy of their risk management and current and future solvency positions. National Western's state of domicile, Colorado, recently passed legislation calling for the adoption of the ORSA Model Act which subjects the company to filing annual ORSA reports with the Colorado Division of Insurance. Based upon the timing of the adoption, the company is to begin filing ORSA reports in 2017.

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

Despite having been in place for several years, many of the key rules of the Dodd-Frank legislation have yet to be formalized, some of which may have an impact on insurers. The Federal Insurance Office (FIO) was established to accumulate information about the insurance industry and its mandate is very broad although it is not empowered with any general regulatory authority over insurers. There is speculation that the new Presidential Administration may roll back many of the rules and regulatory authority embedded in Dodd-Frank.

The USA Patriot Act of 2001 ("Patriot Act") amended the Money Laundering Control Act of 1986 and the Bank Secrecy Act of 1970 to expand anti-money laundering ("AML") and financial transparency laws applicable to financial services companies, including insurance companies. Among other things, the Patriot Act seeks to identify parties involved in terrorism, money laundering or other illegal activities. It is the policy of National Western to comply fully with all applicable U.S. anti-money laundering laws and regulations. The company is committed to maintaining company-wide awareness of the importance of these laws and regulations and has adopted an AML Compliance Program, setting forth National Western’s policies, procedures, and internal controls designed to detect and prevent money laundering.  The goal of this Program is to establish a framework for the company to ensure compliance with all applicable U.S. anti-money laundering laws and regulations, including not only the Patriot Act but also the sanctions programs promulgated by the Office of Foreign Assets Control.

In April 2015, the U.S. Department of Labor (“DOL”) released a proposed regulation accompanied by new class exemptions and proposed amendments to long-standing exemptions from the prohibited transaction provisions under ERISA. After lengthy comment periods, the DOL promulgated final rules in 2016 with an initial effective date of April 10, 2017. The rules redefine who is considered a “fiduciary” for purposes of transactions with qualified plans, plan participants and Individual Retirement Accounts. Industry members and observers believe the new rules effectively impose limits on interactions with existing and prospective customers with respect to fixed-index annuity products, which were a late addition to the scope of the Best Interest Contract Exemption provision of the DOL fiduciary rule, and increase compliance costs. More recently, the White House Administration has sought to impose a delay on the April commencement date of the rule in order to better understand and assess the appropriateness and validity of the regulation. In early March 2017, the DOL proposed a sixty-day delay in the effective date for purposes of "completing its examination, implementing additional extension(s), and proposing and implementing a revocation or revision of the rule." We cannot predict the exact nature and scope of any outcomes associated with such a delay or their subsequent impact on the Company's business.

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

The RBC requirements provide for four levels of regulatory attention, varying with the ratio of the insurer's ratio of total adjusted capital to its RBC as measured on December 31 of each year. In addition, the RBC requirements provide for a trend test if an insurer's total adjusted capital falls to a certain range of its ratio relative to its RBC as of the end of the year. National Western's statutory capital and surplus at December 31, 2016, was significantly in excess of the threshold RBC requirements for regulatory attention and trend test analysis.

Effects of Inflation. The rate of inflation as measured by the change in the average consumer price index has not had a material effect on the revenues or operating results of the Company during the three most recent fiscal years.

Employees.  National Western had 265 employees as of December 31, 2016, substantially all of which worked in the company’s home office in Austin, Texas. None of the employees are subject to collective bargaining agreements governing their employment with the company.

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

The Company's press releases, financial information, and reports filed with the SEC are available online free of charge at the Company's website: www.nwlgi.com. Reports filed with or furnished to the SEC will be available as soon as reasonably practicable after they are filed with or furnished to the SEC. The information located on the Company's website is not part of this or any other report filed with or furnished to the SEC.

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

The Company primarily invests monies received in investment grade, fixed income investment securities in order to meet its obligations to policyholders and provide a return on its deployed capital. Accordingly, our business is exposed to customary risks of debt markets including credit defaults and changes in fair value. Adverse market conditions can affect the liquidity and value of our investments and we are subject to the credit risk that issuers of these securities may default on principal and interest payments, particularly in the event of an ongoing downturn in the economic and/or business climate. A ratings downgrade affecting issuers of particular securities could worsen the credit quality of our investments and could increase the amount of capital we must hold to maintain our risk-based capital levels which are monitored by regulators and rating agencies. At December 31, 2016, approximately 1.7% of the Company’s $10.2 billion fixed income securities portfolio was comprised of issuers who were investment grade at the time the Company acquired them but were subsequently downgraded for various reasons. A substantial increase in defaults from these or other issuers could negatively impact the Company’s financial position and results of operations.

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

A rise in interest rates will increase the net unrealized loss position of our investment portfolio and may subject the Company to disintermediation risk. Disintermediation risk is the risk that in a change from a period of low interest rates to a period of significantly higher and increasing interest rates policyholders may surrender their contracts or make early withdrawals in order to increase their returns, potentially requiring the Company to liquidate investments in an unrealized loss position (i.e. the market value less than the carrying value of the investments). The Company manages its liabilities and configures its investment portfolio so as to provide and maintain sufficient liquidity to support expected withdrawal demands. If the Company experiences unexpected withdrawal or surrender activity, it could exhaust liquid assets and be forced to liquidate other assets at a loss or on other unfavorable terms. With respect to fixed income security investments the Company maintains in an “Available for Sale” category, rising interest rates will cause declines in the market value of these securities. These declines are reported in our financial statements as an unrealized investment loss and a reduction of stockholders’ equity.

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

Changes in interest rates may also impact the Company's business in other ways. The Company's expectation for future interest earnings and spreads is an important component in determining the amortization of deferred policy acquisition costs ("DPAC") and deferred sales inducements ("DSI"). Significantly lower than expected interest earnings or spreads may cause the Company to accelerate its amortization of DPAC and DSI thereby reducing net income in a reporting period. Additionally, during periods of declining interest rates, life insurance and annuity products may be relatively more attractive savings alternatives to consumers resulting in increased premium payments on products with flexible premium features, repayment of policy loans, or otherwise a higher persistency of policies remaining in force from year-to-year during a period when the Company's investments carry lower returns.

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

Financial strength ratings are important criteria in establishing the competitive position of insurers. While financial strength ratings are not a recommendation to buy the Company's products, these ratings are important to maintaining public confidence in the Company, its products, and its competitive position. Ratings generally reflect the rating agencies’ quantitative and qualitative view of a particular company’s financial strength, operating performance, and ability to meet its obligations to policyholders. However, since some of the rating factors often relate to the particular and subjective views of the rating agency, their independent economic modeling, the general economic climate, and other circumstances, these are largely outside of the insurer’s control. During 2016, Standard & Poor's revised National Western's stable outlook to negative, primarily due to lower premium volumes from the company's self-imposed decision to cease accepting new applications from residents of certain international countries and to limiting the amount of new annuity deposits it was willing to accept given the low interest rate environment. We cannot predict with any certainty what future actions rating agencies may take.

A downgrade in our financial strength rating, or an announced potential downgrade, could potentially affect our competitive position making it more difficult to market our products vis-à-vis competitors with higher financial strength ratings, and/or hurt our relationships with distributors, reinsurers and other business partners. In extreme situations, a significant downgrade action by one or more rating agencies could cause a decrease in the sale of our products, prompt defections within our independent sales force, and induce existing policyholders to cancel their policies and withdraw funds from the Company. Currently, the major rating agencies, including A.M. Best and Standard & Poor’s, have revised previously stable outlooks on the U.S. life insurance industry to negative given the prolonged duration of low interest rates levels, among other factors. Regardless of their current view, these rating agencies could revise their benchmarks regarding levels of capital, earnings, and other metrics that align with particular rating levels and impact their rating assessments of U.S. life insurance companies. These events could have a material adverse effect on our financial position and liquidity.

We are subject to competition from new sources as well as companies having substantially greater financial resources, higher ratings, and more expansive product offerings which could have an adverse impact upon our business levels and profitability.

Life insurance is a mature and highly competitive industry. Our ability to compete is based upon a variety of factors including financial strength ratings, competitive products, quality of service, scale, and distribution capacity. There has been considerable consolidation among companies in the insurance and financial sectors resulting in large, well-capitalized entities that offer products comparable to the Company who have greater market share or breadth of distribution, higher financial strength ratings, and offer a broader range of products and services. Frequently, these larger organizations are not domiciled in the United States or are financial services entities attempting to establish a position in the insurance industry. More recently, Chinese and Japanese financial institutions have become active in acquiring U.S. insuerers. These larger competitors often enjoy better name recognition and economies of scale which produce lower operating costs and the wherewithal to absorb greater risk allowing them to price products more competitively and, in turn, attract independent distributors. Such competition could result in lower sales or higher lapses of existing products. In addition, since the actual cost of products is not precisely known when they are sold, the Company is exposed to competitors who may sell products at prices that do not cover actual costs. Consequently, the Company may encounter additional pricing pressures to lower prices for similar products and be challenged to maintain market share, profit margin targets and profitability criteria. Due to these competitive forces, the Company may not be able to effectively compete without negative effects on our financial position and results of operations.

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

In 2010, the Dodd-Frank Act (“Dodd-Frank”) was enacted into law. Dodd-Frank called for expansive changes in the regulation and oversight of the financial industry intended to provide for greater supervision of financial industry entities, reduction of risk in banking practices and in securities and derivatives trading, enhancement of public company corporate governance practices and executive compensation disclosures, and greater protections to individual consumers and investors. Numerous provisions of Dodd-Frank required adoption of implementing rules and/or regulations. The process of adopting these have been substantially delayed beyond the timeframes imposed by Dodd-Frank. Dodd-Frank established a Federal Insurance Office with the Department of Treasury. The director of this office is required to conduct a study on how to modernize and improve the system of insurance regulation in the United States, accomplished by increased national uniformity through either a federal charter or effective action by the states. Legislative or regulatory requirements imposed may impact the Company in a variety of ways including placing the Company at a competitive disadvantage relative to its competition or other financial service entities, changing the competitive framework of the financial services sector and/or life insurance industry, making it more expensive for the Company to conduct its business, or requiring the reallocation of Company resources to legal and compliance-related activities. The recent change in the White House Administration has caused speculation as to whether many aspects of Dodd-Frank will be rescinded given their anti-competitive and compliance costly nature. Consequently, the impact of Dodd-Frank on the Company, as well as that on the financial industry and economy cannot be determined until all the rules and regulations called for under the Act have been finalized and implemented.

In 2016, the Department of Labor ("DOL") promulgated a conflict-of-interest fiduciary regulation, accompanied by new class exemptions and amendments to long-standing exemptions from the prohibited transaction provisions under ERISA, redefining who is considered to be a “fiduciary” for purposes of transactions with plans, plan participants and IRAs. The new rules effectively impose limits on interactions with existing and prospective customers for life insurance and annuity products that are qualified transactions. Under the heading of the Trump Administration, the DOL recently proposed a sixty-day delay to the April 10, 2017 effective date in order to more thoroughly consider the requirements of the regulation. We may experience increased costs if we need to adapt our technology and operational infrastructure to meet disclosure and compliance requirements under the rule if retained after the sixty-day delay. Our compliance with these rules could lead to a loss of customers and revenues, and otherwise adversely affect our business, results of operations, cash flows and financial condition.

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

The Company’s financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) as delineated in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“FASB ASC”). GAAP is subject to constant review by various policy-setting organizations to address emerging accounting rules and issue interpretative accounting guidance. From time to time, the Company is required to adopt new or revise accounting standards or guidance that has been integrated into the FASB ASC. For example, the FASB has an ongoing project to revise the accounting standards for insurance contracts. While the final resolution of changes to GAAP from this particular project is unclear, future accounting standards required to be adopted could possibly change the current accounting treatment that the Company uses in its Consolidated Financial Statements and such changes could possibly have a material adverse effect on our financial position and results of operations.

In addition, the FASB has been working on several projects with the International Accounting Standards Board (“IASB”) over the years which could produce significant changes if GAAP converges with International Financial Reporting Standards (“IFRS”). These projects include how the Company accounts for its insurance contracts and financial instruments and how its financial statements are prepared and presented. Although most of these efforts have stalled at this point in time, filers in the U.S. could be required to report financial results in accordance with IFRS as issued by the IASB rather than GAAP were this initiative to be resumed. Despite the uncertainty of any deliberations involving convergence of GAAP and IFRS, adoption of IFRS would be a complete change to the Company's accounting and reporting. The changes to GAAP and the ultimate conversion to IFRS would invoke new demands on public companies in the areas of governance, internal controls, employee training, and disclosure and will likely affect how business operations are managed. The Company is unable to predict whether, and if so, when this effort will be resumed, adopted and/or implemented.

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

Financial services companies are frequently targets of legal proceedings, including class action litigation. In the ordinary course of business, we are involved in various legal actions common to the life insurance industry, some of which may occasionally assert claims for large amounts. Companies in the life insurance and annuity lines of business have encountered litigation pertaining to allegations of improper sales practices in connection with the sale of life insurance, improper product design and disclosures, marketing unsuitable products to customers especially in the senior market, bad faith in the handling of insurance claims, and other similar pleas. Some of these proceedings have been brought on behalf of various alleged classes of complainants. In addition, life insurance companies are subject to risk of errors and misconduct of the agents selling their products for fraud, non-compliance with policies and recommending products or transactions that are not suitable in a particular situation. Often these legal proceedings have involved plaintiffs seeking large and/or indeterminate amounts and resulted in the award of substantial amounts disproportionate to the actual damages including material amounts of punitive compensatory or exemplary damages. In some states, judges and juries have substantial discretion in awarding punitive and compensatory damages which creates the potential for material adverse judgments or awards. In the event of an unfavorable outcome in one or more matters, the ultimate liability may be in excess of the liabilities established in the Company's accounts.

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

The Company’s earnings are significantly influenced by policy claims received and will vary from period to period depending upon the amount of claims incurred. In any given quarter or year, there is very limited predictability of claims experience. The liability established for future policy benefits is based upon a number of different factors. Our mortality experience could be adversely impacted by a catastrophic event such as a natural disaster, terrorist attack or pandemic event. Significant deviations in actual experience from pricing assumptions could have an adverse effect on the profitability of our products. Some of the Company's products permit premium increases or adjustment of other charges or credits during the life of a policy, but the adjustments permitted under the terms of the policies may not be sufficient to maintain profitability or may induce policies to lapse. Many of our products do not permit us to increase premiums or adjust other charges and credits or otherwise limit the adjustments we can make during the life of a policy. There may be instances in which we may not be able or willing to raise premiums or adjust other charges sufficiently for competitive reasons. Consequently, in the event our future claim experience does not match our past results or pricing assumptions, our operating results could be materially and adversely affected.

We are subject to assumption inaccuracies regarding future mortality, persistency, and interest rates used in determining deferred policy acquisition costs which may require us to accelerate our amortization.

In the course of business, the Company makes certain assumptions regarding mortality, policy persistency, expenses, interest rates, business mix, investment performance and other factors concerning the type of business experience expected in future periods. Deferred policy acquisition costs ("DPAC") and deferred sales inducement ("DSI") amounts are calculated using a number of these assumptions. DPAC represent costs that vary with and are primarily related to the acquisition of new insurance and annuity contracts while DSI represents first year bonus interest amounts that are credited to policyholder account balances as an inducement to purchase the policy. Both are amortized over the expected lives of the policies. Amortization is dependent upon actual and estimated future gross profits ("EGP") generated by the lines of business that incurred the related expenses and are amortized over the expected lives of the corresponding contracts. The principal assumptions for determining EGP are mortality, persistency, expenses, investment returns (including capital gains and losses on assets supporting contract liabilities, and interest crediting rates to contract holders. DPAC and DSI recorded on the Consolidated Balance Sheet are tested to determine if they are recoverable under current assumptions. The estimates and assumptions used to amortize these deferred costs proportional to expected gross profits are also regularly reviewed. Due to the uncertainty associated with establishing these assumptions, the Company cannot, with precision, determine the exact pattern of profit emergence. Updates to these assumptions (commonly referred to as "unlocking") could result in an acceleration of amortization of DPAC and DSI. Accordingly, actual results could differ from the related assumptions which could have a material and adverse impact on the Company’s operating results.

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

Despite implementation of a program of security measures, our information technology and other systems could be subject to physical or electronic break-ins, unauthorized tampering or other security breaches. The Company retains confidential information on its systems, including customer information and proprietary business information, and relies on sophisticated commercial technologies and third parties to maintain the security of those systems and information. The increasing volume and sophistication of computer viruses, hackers and other external threats may increase the vulnerability of the Company’s systems to data breaches. Even given our efforts to ensure the integrity of our systems, it is possible that we may not be able to anticipate all types of security breaches, especially in light of the every-evolving techniques used by hackers, the inability to recognize invasive attacks until launched, and the capability of cyber attacks originating from a wide variety of sources. Anyone who is able to circumvent the Company's security measures could access, view, misappropriate, alter, or delete any information in the systems, including personally identifiable customer information, customer financial information, and proprietary business information. Security breaches or other technological failures may also produce regulatory inquiries, proceedings, litigation costs, and reputational damage. An increasing number of states require customers to be notified of any unauthorized access, use, or disclosure of their information. We may incur reimbursement and other expenses, including litigation settlements and other additional compliance costs.

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

The Internal Revenue Code (the "IRC") provides that income tax payable on investment earnings of certain life insurance and annuity products is deferred during the accumulation period of the policies/contracts until payments are made to the policyholder or other beneficiary giving certain of the Company's products a competitive advantage over other non-insurance products. In addition, life insurance death benefits paid under terms of the policy are generally exempt from income tax. If the IRC were amended to reduce or eliminate the tax-deferred status of life insurance and annuity products, all life insurance companies, including the Company, would be adversely affected with respect to the ability to sell these products. Such changes in tax law could make the tax advantages of investing in certain life insurance and annuity products less attractive and adversely affect our financial position and results of operations.

In addition, the Company is subject to federal corporate income taxes but benefits from certain tax provisions, including but not limited to, dividends-received deductions and insurance reserve deductions. Due to a variety of factors including the current Federal budget deficit and ongoing proposals from the U.S. Department of Treasury, from time to time Congress and various state legislatures entertain revenue-raising proposals contrary to the life insurance industry, either by raising rates or otherwise changing tax rules, and there is a risk that federal tax legislation could be enacted lessening or eliminating some or all of the tax advantages currently benefiting the Company and result in higher taxes.

The level of profitability of the Company's products is significantly dependent upon current tax law and the Company's ability to generate taxable income, which is incorporated into our product design and pricing. Consequently, changes in tax law could impact product pricing and returns or require the Company to reduce sales of certain products or otherwise implement other courses of action that could be disruptive to our business. The Company cannot predict what other changes to tax laws or interpretations of existing tax law may ultimately be enacted or adopted, or whether such changes will adversely affect the Company.

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

The Company's current assessment of future taxable income in combination with the consideration of available tax planning opportunities has determined that it is more likely than not that it will generate sufficient taxable income to realize its deferred tax assets. This assessment of the realizability of our deferred tax assets requires significant judgment. If future events deviate from the Company's current assessment and cause a failure to achieve our projections, a valuation allowance may need to be established which could have a material adverse effect on the Company's results of operations and financial condition. The Company's year-end net deferred tax assets reflect the current top marginal corporate income tax rate of 35%. Any future reduction in this rate would cause a write-down of our deferred tax assets.

Competition for employees is intense and the Company may not be able to attract and retain highly skilled people needed to support its business.

The Company’s success and ability to reach goals is dependent upon its ability to attract and retain qualified personnel. The market for qualified personnel is extremely competitive and the Company may not be able to hire or retain key people. The unexpected loss of services of one or more of the company’s key personnel could have a material adverse effect on the Company’s operations due to their skills, unique knowledge of our business, years of industry experience and the potential difficulty of quickly finding qualified replacements. The Company has largely managed to sustain lower than average employee turnover and retained valued employees with decades of experience in the Company's products, business and systems. However, as these individuals attain retirement age, the Company is exposed to the loss of cumulative knowledge in its operations. The Company's employees, including named executive officers, are not subject to employee contracts. Sales in our lines of business and our results of operations and financial condition could be materially adversely affected if the Company is unsuccessful in attracting and retaining qualified individuals or its recruiting and retention costs increase significantly.

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

During 2016, National Western created a new operating entity, Braker P III, LLC ("BP III"), to own and manage the operations of a 196,000 square foot commercial office building in Austin, Texas, which BP III acquired. The purchase price of the property was $49.25 million, exclusive of closing costs and fees. The Company intends to relocate its principal office to this facility during the second half of 2017. The space not occupied by the Company will be leased by BP III to third party tenants.

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

On October 26, 2011 the Brazilian Superintendence of Private Insurance (“SUSEP”) attempted to serve National Western with a subpoena regarding an administrative proceeding initiated by SUSEP in which it alleged that the company was operating as an insurance company in Brazil without due authorization.  The company had been informed that SUSEP was attempting to impose a penal fine, based on currency exchange rates at that time, of approximately $6.0 billion on the company.  SUSEP unsuccessfully attempted to serve National Western with notice regarding this matter.  The company does not transact business in Brazil and has no officers, employees, property, or assets in Brazil.  The company believes that SUSEP has no jurisdiction over the company, that SUSEP's attempts at service of process were invalid, and that any penal fine would be unenforceable.  In addition, a new law recently enacted in Brazil would limit the amount of any penal fine to 3 million reais (approximately $960,000 based on current exchange rates). Despite SUSEP's lack of jurisdiction over National Western and the absence of National Western officers, employees, property, or assets in Brazil, SUSEP affirmed its imposition of a penal fine against National Western, but in the reduced amount of 3 million reais (approximately $960,000). In light of the substantial reduction in the proposed penal fine by SUSEP, National Western has paid the penal fine in the reduced amount under protest and thereby retained its rights to seek judicial review in Brazil of the merits of the SUSEP charges. For the reasons described above, the Company does not believe that this matter meets the definition of a material pending legal proceeding as such term is defined in Item 103 of Regulation S-K but has included the foregoing description solely due to the purported amount of the fine sought at that time. In light of these developments, the company has ceased accepting new applications from residents in Brazil.

National Western was the named defendant in the case of Damaris Maldonado Vinas, et al. vs. National Western Life Insurance, in which the plaintiffs, after National Western had paid the death benefits to the beneficiary (Francisco Iglesias-Alvarez) upon the annuitant’s (Carlos Iglesias-Alvarez) death, sought to annul two annuity policies issued by National Western at the behest of Carlos Iglesias-Alvarez and which named Francisco Iglesias-Alvarez as their beneficiary.  On March 31, 2016, the United States District Court for the District of Puerto Rico (the “Court”) issued its Opinion and Order on the pending Motions for Summary Judgment submitted by the parties, and therein denied National Western’s motion and granted plaintiffs’ motion voiding the two annuities and requesting a refund of the premiums paid ($2.9 million).  National Western vigorously defended the case and believes that the Court’s Opinion and Order is contrary to applicable law.  As such, National Western filed a Motion for Reconsideration of Opinion and Order and Corresponding Judgment with the Court on April 27, 2016, which the Court denied on May 5, 2016. National Western filed a Notice of Appeal on June 10, 2016, filed its Appeal Brief on September 12, 2016, and oral arguments with the U.S. Court of Appeals for the First Circuit were held March 9, 2017.

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

Class A Common Stock Data (per share)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2016:
High	$248.79	234.40	209.83	319.10
Low	201.70	191.27	187.77	203.01
Dividends Declared	—	—	—	0.36
2015:
High	$267.67	258.88	246.96	269.00
Low	234.95	221.55	216.99	215.34
Dividends Declared	—	—	—	0.36

There is no established public trading market for the NWLGI’s Class B common stock.

Equity Security Holders

The number of stockholders of record on March 9, 2017 was as follows:

Class A Common Stock	2,879
Class B Common Stock	2

Dividends

Class B common stockholders receive dividends at one-half the rate declared on Class A common stock. During 2016, NWLGI paid cash dividends on its Class A and Class B common stock in the amounts of $1,237,020 and $36,000, respectively.  During 2015, the Company also paid cash dividends on its Class A and Class B common stock in the amounts of $1,237,020 and $36,000, respectively.  Payment of dividends is within the discretion of the Company’s Board of Directors. Payment of dividends by National Western Life Insurance Company ("National Western") to NWLGI are also within the discretion of National Western's Board of Directors, but are subject to prescribed limitations set by the Colorado Division of Insurance without prior approval.  The Company’s general policy is to reinvest earnings internally to finance the development of new business, provide for potential acquisitions, and to lend support to its financial strength ratings assigned by independent rating agencies.

Securities Authorized For Issuance Under Equity Compensation Plans

The Company has two equity compensation plans that were approved by security holders. These plans were assumed by NWLGI from National Western in 2015 pursuant to the terms of the reorganization. Under the two plans, a total of 19,268 shares of the Company’s Class A common stock may be issued upon exercise of the outstanding options at December 31, 2016.  The weighted average exercise price of the outstanding options is $240.47 per option.  Excluding the outstanding options, 291,000 shares of Class A common stock remain available for future issuance under the plans at December 31, 2016.

Performance Graph

The following graph compares the change in the Company's cumulative total stockholder return on its common stock with the NASDAQ - U.S. Companies Index and the NASDAQ - Insurance Stock Index. The graph assumes that the value of the Company's Class A common stock and each index was $100 at December 31, 2010, and that all dividends were reinvested.

Issuer Purchases of Equity Securities

Effective March 10, 2006, National Western adopted and implemented a limited stock buy-back program associated with the National Western's 1995 Stock Option and Incentive Plan ("Plan") which provides Option Holders the additional alternative of selling shares acquired through the exercise of options directly back to the company. Option Holders may elect to sell such acquired shares back to the company at any time within ninety (90) days after the exercise of options at the prevailing market price as of the date of notice of election. Effective August 22, 2008, National Western adopted and implemented another limited stock buy-back program substantially similar to the 2006 program for shares issued under the 2008 Incentive Plan. These plans and program were assumed by NWLGI from National Western in 2015 pursuant to the terms of the reorganization.

The following table sets forth the Company’s issuance and repurchase activity of its Class A common shares from option holders for the quarter ended December 31, 2016.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May yet Be Purchased Under the Plans or Programs

October 1, 2016 through October 31, 2016	—	$—	N/A	N/A
November 1, 2016 through November 30, 2016	1,000	256.94	N/A	N/A
December 1, 2016 through December 31, 2016	7,000	$301.81	N/A	N/A

Total	8,000	$296.20	N/A	N/A

Purchased shares are reported in the Company's Consolidated Financial Statements as authorized and unissued.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following five-year financial summary includes comparative amounts derived from the audited Consolidated Financial Statements. (1)

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands except per share amounts)
Earnings Information:
Revenues:
Universal life and annuity contract charges	$163,447	155,608	150,596	148,388	149,328
Traditional life premiums	19,276	19,699	19,519	19,078	18,616
Net investment income	467,674	379,114	505,430	660,432	460,048
Other revenues	18,901	28,166	21,630	23,716	23,470
Net realized investment gains (losses)	13,070	7,209	11,605	8,653	13,200

Total revenues	682,368	589,796	708,780	860,267	664,662

Benefits and expenses:
Life and other policy benefits	65,529	67,452	54,295	60,050	51,842
Amortization of deferred policy acquisition costs	121,139	120,333	115,154	108,233	121,922
Universal life and annuity contract interest	248,390	176,901	298,259	454,594	262,339
Other operating expenses	94,448	78,442	83,551	95,693	87,978

Total benefits and expenses	529,506	443,128	551,259	718,570	524,081

Earnings before Federal income taxes	152,862	146,668	157,521	141,697	140,581
Federal income taxes	51,970	48,272	51,933	45,450	48,023

Net earnings	$100,892	98,396	105,588	96,247	92,558

Basic Earnings Per Share:
Class A	$28.53	27.83	29.87	27.23	26.19
Class B	$14.27	13.91	14.93	13.61	13.09

Diluted Earnings Per Share:
Class A	$28.53	27.82	29.85	27.19	26.19
Class B	$14.27	13.91	14.93	13.61	13.09

Balance Sheet Information:
Total assets	$11,894,981	11,612,576	11,351,892	10,830,416	10,263,858

Total liabilities	$10,173,153	10,000,590	9,795,572	9,382,468	8,872,178

Stockholders’ equity	$1,721,828	1,611,986	1,556,320	1,447,948	1,391,680

Book value per common share	$473.53	443.32	428.01	398.36	382.88

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

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) of National Western Life Group, Inc. (formerly National Western Life Insurance Company and subsidiaries) for the three years ended December 31, 2016 follows.  This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and related notes beginning on page 82 of this report.

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

The Company monitors these factors continually as key business indicators.  The discussion that follows in this Item 7 includes these indicators and presents information useful to an overall understanding of the Company’s business performance in 2016, incorporating required disclosures in accordance with the rules and regulations of the SEC.

Impact of Recent Business Environment

The Company's business is generally aided by an economic environment experiencing growth, whether moderate or vibrant, characterized by metrics which indicate improving employment data and increases in personal income growth. The results of last Fall's election have created a degree of optimism in the marketplace. Business confidence has picked up believing that an environment fueling global demand and growth will emerge and that suffocating tax and regulatory burdens will diminish. The Conference Board recently announced that its consumer confidence index rose to its highest level since July 2001. Both consumers' assessment of current conditions and their expectations for the future improved as part of this measure.

Regulatory change will demand the attention of the industry. The Department of Labor ("DOL") fiduciary rule continues to be an intensely debated issue and the ultimate outcome, pending White House Administration deliberations and legal actions, remains uncertain. The DOL fiduciary rule imposes onerous and, what many consider to be, unworkable conditions which will serve to limit interactions of insurers and their contracted agents with existing or prospective customers who might otherwise be interested in life insurance and annuity products as solutions for their financial needs. Recently, the DOL proposed a 60-day delay in the initial compliance date in order to take additional time to examine the requirements of the rule before its required implementation. This delay was in response to a memorandum from President Trump to review and possibly rescind the rule.

Industry analysts and observers generally agree that a sudden jump in interest rate levels, while presently inconceivable, would be harmful to life insurers with interest-sensitive products as it could provide an impetus for abnormal product surrenders and withdrawals at the same time fixed debt securities held by insurers declined in market value. Currently, signals coming from Federal Reserve members, including those viewed as dovish, are that the U.S. economy is in a position to absorb a series of interest rate hikes without impeding ongoing economic growth. It is principally held that a progression of carefully measured increases in interest rate levels would be beneficial to financial service institutions, including life insurance companies. It is uncertain what direction and at what pace interest rate movements may occur in the future and what impact, if any, such movements would have on the Company’s business, results of operations, cash flows or financial condition.

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

Impairment of Investment Securities.  The Company’s accounting policy requires that a decline in the value of a security below its amortized cost basis be evaluated to determine if the decline is other-than-temporary.  The primary factors considered in evaluating whether a decline in value for fixed income and equity securities is other-than-temporary include: (a) the length of time and the extent to which the fair value has been less than cost, (b) the reasons for the decline in value (credit event, interest rate related, credit spread widening), (c) the overall financial condition as well as the near-term prospects of the issuer, (d) whether the debtor is current on contractually obligated principal and interest payments, and (e) that the Company does not intend or be required to sell the investment prior to recovery.  In addition, certain securitized financial assets with contractual cash flows are evaluated periodically by the Company to update the estimated cash flows over the life of the security.  If the Company determines that the fair value of the securitized financial asset is less than its carrying amount and there has been a decrease in the present value of the estimated cash flows since the previous purchase or prior impairment, then an other-than-temporary impairment charge is recognized.  The Company would recognize impairment of securities due to changing interest rates or market dislocations only if the Company intended to sell the securities prior to recovery.  When a security is deemed to be impaired, a charge is recorded equal to the difference between the fair value and amortized cost basis of the security.  In compliance with GAAP guidance the estimated credit versus the non-credit components are bifurcated, and the non-credit component is reclassified as unrealized losses in other comprehensive income.  Once an impairment charge has been recorded, the fair value of the impaired investment becomes its new cost basis and the Company continues to review the other-than-temporarily impaired security for appropriate valuation on an ongoing basis.  However, the new cost basis of an impaired security is not adjusted for subsequent increases in estimated fair value.

Deferred Policy Acquisition Costs (“DPAC”).  The Company is required to defer certain policy acquisition costs and amortize them over future periods.  These costs include commissions and certain other expenses that vary with and are directly associated with acquiring new business.  The deferred costs are recorded as an asset commonly referred to as deferred policy acquisition costs. The DPAC asset balance is subsequently charged to income over the lives of the underlying contracts in relation to the anticipated emergence of revenue or profits.  Actual revenue or profits can vary from Company estimates resulting in increases or decreases in the rate of amortization.  The Company performs regular evaluations of its universal life and annuity contracts to determine if actual experience or other evidence suggests that earlier estimates should be revised. Assumptions considered significant include surrender and lapse rates, mortality, expense levels, investment performance, and estimated interest spread.  Should actual experience dictate that the Company change its assumptions regarding the emergence of future revenues or profits (commonly referred to as “unlocking”), the Company would record a charge or addition to bring its DPAC balance to the level it would have been if using the new assumptions from the inception date of each policy.

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

Deferred Sales Inducements.  Costs related to sales inducements offered on sales to new customers, principally on investment type contracts and primarily in the form of additional credits to the customer’s account value or enhancements to interest credited for a specified period, which are beyond amounts currently being credited to existing contracts, are deferred and recorded as other assets.  All other sales inducements are expensed as incurred and included in interest credited to contract holders’ funds.  Deferred sales inducements are amortized to income using the same methodology and assumptions as DPAC, and are included in interest credited to contract holders’ funds.  Deferred sales inducements are also periodically reviewed for recoverability.  For more information about accounting for deferred sales inducements see Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements.

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

Investment activities of the Company are integral to its insurance operations. Since life insurance benefits may not be paid until many years into the future, the accumulation of cash flows from premium receipts are invested with income reported as revenue when earned. Anticipated yields on investments are reflected in premium rates, contract liabilities, and other product contract features.  These anticipated yields are implied in the interest required on the Company’s net insurance liabilities (future policy benefits less deferred acquisition costs) and contractual interest obligations in its insurance and annuity products.  The Company benefits to the extent actual net investment income exceeds the required interest on net insurance liabilities and manages the rates it credits on its products to maintain the targeted excess or “spread” of investment earnings over interest credited. The Company will continue to be required to provide for future contractual obligations in the event of a decline in investment yield. For more information concerning revenue recognition, investment accounting, and interest sensitivity, please refer to Note 1, Summary of Significant Accounting Policies; Note 3, Investments, in the Notes to Consolidated Financial Statements; and the discussions under Investments in Item 7 of this report.

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

Consolidated Operations

Revenues.  The following details Company revenues:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)

Universal life and annuity contract charges	$163,447	155,608	150,596
Traditional life premiums	19,276	19,699	19,519
Net investment income (excluding derivatives)	439,310	440,864	436,814
Other revenues	18,900	28,166	21,630

Operating revenues	640,933	644,337	628,559
Derivative gain (loss)	28,364	(61,750)	68,616
Net realized investment gains (losses)	13,070	7,209	11,605

Total revenues	$682,367	589,796	708,780

Universal life and annuity contract revenues - Revenues for universal life and annuity contract charges increased slightly in 2016 compared to 2015 primarily due to higher surrender charge revenue from terminated policies as shown below. Revenues for universal life and annuity products consist of policy charges for the cost of insurance, administration charges, and surrender charges assessed against policyholder account balances, less reinsurance premiums as depicted in the following table.

	Years Ended December 31,
Contract Charges:	2016	2015	2014
	(In thousands)

Cost of insurance and administrative charges	$133,997	133,710	129,085
Surrender charges	44,828	41,348	39,051
Other charges	856	(3,821)	(1,776)
Gross contract revenues	179,681	171,237	166,360

Reinsurance premiums	(16,234)	(15,629)	(15,764)

Net contract charges	$163,447	155,608	150,596

Cost of insurance charges were $106.2 million in 2016 compared to $105.2 million in 2015 and $101.7 million in 2014. Cost of insurance charges typically trend with the size of the universal life insurance block in force and the amount of new business issued during the period.  At December 31, 2016, the volume of universal life insurance in force decreased to $19.6 billion from $20.5 billion as of the end of 2015. However, during 2016 the Company increased its cost of insurance charges in accordance with its policy provisions on certain blocks of international life insurance policies. Administrative charges were $27.8 million, $28.6 million, and $27.4 million for the years ended December 31, 2016, 2015 and 2014, respectively, and correlate with new universal life insurance business sales by the number of policies placed, the amount of premiums received and the volume of insurance issued.

Surrender charges assessed against policyholder account balances upon withdrawal were $44.8 million in 2016 compared to $41.3 million in 2015 and $39.1 million in 2014. While the Company earns surrender charge income that is assessed upon policy terminations, the Company’s overall profitability is enhanced when policies remain in force and additional contract revenues are realized and the Company continues to make an interest rate spread equivalent to the difference it earns on its investment and the amounts that it credits to policyholders. Policy lapse rates by line of business in 2016 for domestic life insurance and annuities were generally consistent with those experienced in 2015. The higher surrender charge income recognized in 2016 over 2015 and 2014 levels reflects an increase in the international life insurance lapse rate, most noticeably in the countries from which the Company ceased accepting applications from residents in the fourth quarter of 2015. Surrender charge income recognized is also dependent upon the duration of policies at the time of surrender (i.e. later duration policy surrenders have lower surrender charges assessed and earlier policy surrenders have a higher surrender charge assessed).

The growth in domestic life insurance sales the past several years has been driven principally by the sale of single premium life insurance products. In 2013, the Company began deferring the premium load associated with these products and spreading it over future income periods. The amounts shown above as "Other charges" represent the net of current year deferrals of premium loads against previously capitalized amounts being amortized into revenue. During 2016, the amount of amortization of deferred premium loads overtook current period deferrals.

Traditional life premiums - Traditional life premiums have been level over the past three years.  Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period. The Company’s life insurance sales focus has been primarily centered around universal life products.  Universal life products, especially the Company’s equity-index universal life products, which offer the opportunity for consumers to acquire life insurance protection and receive credited interest linked in part to an outside market index such as the S&P 500 Index®, have been more popular product offerings in the Company’s markets. The majority of traditional life premiums reside in the Company's international life segment.

Net investment income (with and without derivatives) - A detail of net investment income is provided below.

	Years Ended December 31,
	2016	2015	2014
	(In thousands)

Gross investment income:
Debt and equities	$416,638	416,633	410,809
Mortgage loans	7,964	10,274	9,847
Policy loans	3,700	3,938	4,252
Short-term investments	668	197	401
Other invested assets	11,432	10,939	12,591

Total investment income	440,402	441,981	437,900
Less: investment expenses	1,092	1,117	1,086

Net investment income (excluding derivatives)	439,310	440,864	436,814

Derivative gain (loss)	28,364	(61,750)	68,616

Net investment income	$467,674	379,114	505,430

Debt and equity securities generated approximately 95% of total investment income, excluding derivative gains and losses, in 2016 consistent with prior years. The Company’s strategy is to invest substantially all of its cash flows in fixed debt securities within its guidelines for credit quality, duration, and diversification. The Company has experienced incremental cash flow from new business and investment income from its portfolio to be used for investing in debt securities which has caused the debt securities portfolio to grow from $9.6 billion at December 31, 2014 to $10.0 billion at December 31, 2015 and to $10.2 billion at December 31, 2016. Investment yields on new bond purchases in 2016 remained below the portfolio's weighted average yield of approximately 4.13% at December 31, 2016. The yield on debt security purchases to fund insurance operations decreased to 3.38% in 2016 from 3.51% in 2015. Also impacting bond portfolio returns has been the volume of higher yielding debt securities maturing or being called by borrowers with the proceeds being reinvested into lower yielding securities.

The Company’s new mortgage loan activity has been relatively low in recent years given the low level of rates and the higher level of risk associated with commercial properties in this economic environment. While investment income associated with mortgage loans in 2016 in the above table does not reflect it, the volume of new mortgage loan originations during 2016 increased substantially from prior year levels. Mortgage loan investment income in 2015 was at a slightly higher level due to incremental contributions from loan prepayment fees and profit participation receipts during the year. Policy loan and other invested asset balances outstanding have remained relatively stable over the past few years.

In order to assess underlying profitability and results from ongoing operations, net investment income performance is analyzed excluding derivative gain (loss), which is a common practice in the insurance industry.  Net investment income and average invested assets shown below includes cash and cash equivalents. Net investment income performance is summarized as follows:

	Years Ended December 31,
	2016	2015	2014
	(In thousands except percentages)

Excluding derivatives:
Net investment income	$439,310	440,864	436,814
Average invested assets, at amortized cost	$10,406,589	10,132,747	9,663,880
Annual yield on average invested assets	4.22%	4.35%	4.52%

Including derivatives:
Net investment income	$467,674	379,114	505,430
Average invested assets, at amortized cost	$10,486,115	10,209,095	9,805,680
Annual yield on average invested assets	4.46%	3.71%	5.15%

The decline in average invested asset yield, excluding derivatives, from 2014 to 2015 and to 2016 is due to the Company obtaining lower yields on newly invested cash inflows.  As described above, the Company invests substantially all of its net cash flows in debt securities whose new money yields have remained below the weighted average portfolio yield. The pattern in average invested asset yield, including derivatives, incorporates increases and decreases in the fair value of index options purchased by the Company to support its fixed-index products. Fair values of the purchased call options recorded net gains in 2016 and 2014 and a net loss in 2015 corresponding to the movement in the S&P 500 Index® during these periods (the primary index the Company's fixed-index products employ). Refer to the derivatives discussion following this section for a more detailed explanation.

Other revenues - Other revenues primarily pertain to the Company’s two nursing home operations in Reno, Nevada and San Marcos, Texas. Revenues associated with these operations were $18.2 million, $20.6 million and $21.1 million in 2016, 2015 and 2014, respectively. The 2015 amount also includes additional revenue recorded associated with the life interest in the Libbie Shearn Moody Trust.

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

Gains and losses from index options are substantially due to changes in equity market conditions.  Index options are intended to act as hedges to match the returns on the product’s underlying reference index and the rise or decline in the index relative to the index level at the time of the option purchase which causes option values to likewise rise or decline. As income from index options fluctuates with the underlying index, the contract interest expense to policyholder accounts for the Company’s fixed-index products also fluctuates in a similar manner and direction. During 2016 and 2014, the reference indices increased and the Company recorded each year an overall gain from index options with a corresponding increase in contract interest expense in an amount relative to the gains recorded. In 2015, the reference indices decreased and an overall loss from index options was incurred and contract interest expense similarly declined.

The table below summarizes the derivative gain (loss) amounts and total contract interest by year.

	Years Ended December 31,
	2016	2015	2014
	(In thousands)

Derivatives:
Unrealized gain (loss)	$92,559	(88,129)	(67,547)
Realized gain (loss)	(64,195)	26,379	136,163

Total gain (loss) included in net investment income	$28,364	(61,750)	68,616

Total contract interest	$248,390	176,901	298,259

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

Net realized investment gains (losses) - Realized gains (losses) on investments include proceeds on bond calls and sales as well as impairment write-downs on investments in debt and equity securities and real estate. The net investment gains reported in 2016 consisted of gross gains of $13.3 million, primarily from calls of debt securities, offset by gross losses of $0.2 million, which include no other-than-temporary impairment losses.

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

	Years Ended December 31,
	2016	2015	2014
	(In thousands)

Impairment or valuation write-downs:
Debt securities	$—	—	7
Equities	—	252	143
Mortgage loans	—	—	—
Real estate	—	—	—

Total	$—	252	150

Debt security impairments in 2014 pertain to write-downs on asset-backed securities whose cash flows and fair values did not support the amortized cost basis at which the instruments were recorded in the Consolidated Financial Statements.

Equity impairments (common stocks) represent a mark-to-market write-down on securities in which the market discount to book value was significant and had been maintained for several reporting periods. Equity securities represent 0.1% of invested assets and individual holdings have an average cost basis of approximately $40,000.

Benefits and Expenses. The following details benefits and expenses.

	Years Ended December 31,
	2016	2015	2014
	(In thousands)

Life and other policy benefits	$65,529	67,452	54,295
Amortization of deferred policy acquisition costs	121,139	120,333	115,154
Universal life and annuity contract interest	248,390	176,901	298,259
Other operating expenses	94,447	78,442	83,551

Totals	$529,505	443,128	551,259

Life and other policy benefits - Life and other policy benefits include death claims of $31.3 million, $38.2 million and $31.7 million for 2016, 2015 and 2014, respectively. While death claim amounts are subject to variation from period to period, the Company’s mortality experience has generally been consistent with or better than its product pricing assumptions. Mortality exposure is managed through reinsurance treaties under which the Company's retained maximum net amount at risk on any one life is capped at $500,000.

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

The following table identifies the effects of unlocking and true-up adjustments on DPAC balances recorded through amortization expense for 2016, 2015 and 2014.

	Years Ended December 31,
Increase (Decrease) in DPAC Balance	2016	2015	2014
	(In thousands)

Unlocking	$13,840	1,810	1,430
True-up	(3,910)	2,830	7,181

Totals	$9,930	4,640	8,611

During 2016, the Company unlocked its DPAC balance multiple times. These unlocking adjustments were associated with: (1) favorable mortality in the Domestic Life insurance segment resulting in an $8.2 million increase to the DPAC balance (and decrease to amortization expense), (2) International Life insurance segment favorable mortality, increased cost of insurance charges that had been implemented, and higher lapse assumptions for policies associated with residents in "disengaged countries" (countries which the Company ceased accepting applications from residents in 2015) collectively increasing DPAC balances by $7.3 million (and decreasing amortization expense), (3) updating surrender and annuitization rates on indexed, single tier, and two tier annuities which decreased DPAC balances by $3.7 million (and increased amortization expense), and (4) updating DPAC future profit projections for universal life insurance riders which had not been previously included in software models which resulted in increasing DPAC balances by $2.1 million (and decreasing amortization expense). The fourth unlocking was done during the quarter ended December 31, 2016.

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

True-up adjustments are recorded quarterly and the adjustments in 2016, 2015 and 2014 relate to changes in expense ratios, partial surrender rates, mortality rates, credited interest rates and earned rates for the current year’s experience. The true-up adjustments for the life insurance lines of business were positive (decrease to amortization expenses) during these periods, whereas the true-up adjustments for the annuity line of business were negative in these same periods incrementally adding to amortization expense.

	Years Ended December 31,
True-up Adjustments	2016	2015	2014
	(In thousands)

Annuities	$(21,120)	(13,140)	(10,860)
International life	12,940	9,450	9,140
Domestic life	4,270	6,520	8,901

Totals	$(3,910)	2,830	7,181

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

The Company's approximated average credited rates, excluding and including equity-indexed products, were as follows:

	December 31,			December 31,
	2016	2015	2014	2016	2015	2014
	(Excluding fixed-index products)			(Including fixed-index products)

Annuity	2.27%	2.43%	2.52%	1.97%	1.66%	2.86%
Interest sensitive life	3.62%	3.71%	3.77%	4.28%	3.00%	5.54%

Contract interest including fixed-index products also encompasses the performance of the index options associated with the Company's fixed-index products. As previously noted, the market performance of these derivative features resulted in net realized and unrealized gains (losses) in 2016, 2015 and 2014 of $28.4 million, $(61.8) million and $68.6 million, respectively. In 2016, this figure was comprised of unrealized gains totaling $92.6 million offset by realized losses of $64.2 million.

Generally, the impact of the market value change of index options on asset values aligns closely with the movement of the embedded derivative liability held for the Company's fixed-index products such that the net effect upon pretax earnings is negligible (i.e. net realized and unrealized gains/(losses) included in net investment income approximate the change in contract interest associated with the corresponding embedded derivative liability change). However, during periods of equity market movements (gains or losses), in tandem with Company changes in asset management fees assessed on these products (increases or decreases), deviations can occur between index option asset values and the embedded derivative liability. During the years ended December 31, 2016, 2015, and 2014, contract interest was increased/(decreased) by ($15.9 million), $2.0 million, and ($6.5 million), respectively, for this occurrence. Refer to Note 15 Derivative Investments in the accompanying Notes to Consolidated Financial Statements for further information.

Similar to deferred policy acquisition costs, the Company defers sales inducements in the form of first year interest bonuses on annuity products that are directly related to the production of new business. These bonus interest charges are deferred and amortized using the same methodology and assumptions used to amortize other capitalized acquisition costs and the amortization is included in contract interest. In addition, deferred sales inducement balances are also reviewed periodically to ascertain whether actual experience has deviated significantly from that assumed (unlock) and are adjusted to reflect current policy lapse or termination rates, expense levels and credited rates on policies compared to anticipated experience (true-up). These adjustments, plus or minus, are included in contract interest expense. In the years ended December 31, 2016, 2015, and 2014 the Company recorded true-up adjustments of its deferred sales inducement balances resulting in additional contract interest expense of $6.2 million, $3.9 million and $1.6 million, respectively.

The Company unlocked its deferred sales inducement balance in 2016 associated with its annuity segment for surrender and annuitization rate changes as noted in the discussion on deferred policy acquisition costs. The effect of the prospective unlocking was to decrease the deferred sales inducement balance by $1.7 million (increasing contract interest expense). The Company also unlocked its deferred sales inducement balance in 2015 associated with its annuity segment for future expense assumptions pertaining to product development override costs (renewal trail commission arrangements). The effect of the prospective unlocking was to decrease the deferred sales inducement balance by $1.8 million which increased contract interest expense by the same amount. No unlocking adjustments were made in 2014.

Other operating expenses - Other operating expenses consist of general administrative expenses, licenses and fees, commissions not subject to deferral, nursing home expenses and compensation costs. These are summarized in the table that follows.

	Years Ended December 31,
	2016	2015	2014
	(In thousands)

General insurance expenses	$31,298	21,374	18,420
Nursing home expenses	17,924	19,239	19,541
Compensation expenses	28,151	19,981	28,207
Commission expenses	11,206	11,934	11,090
Taxes, licenses and fees	5,868	5,914	6,293

Totals	$94,447	78,442	83,551

General insurance expenses include expenditures for software and amortization of previously capitalized information technology expenditures. In 2016, the Company began processing new policy applications for certain lines of business on a proprietary policy administration system that had been under development for a number of years. Amortization of the costs capitalized in development of this system therefore commenced in 2016 and increased overall information technology depreciation and amortization expense to $8.6 million in 2016 compared to $3.3 million in 2015. The policy administrative system amortization extends over seven years.
Given the Company's strategic commitment to upgrading its information technology, consulting expenditures have similarly increased approximating $3.2 million during 2016 from $1.6 million in the prior year.

In addition, general insurance expenses include provisions for litigation and other settlement payments made in lieu of litigation. As discussed in the Legal Proceedings narrative included in Part I, Item 3 of this Form 10-K, the Company charged $2.9 million against earnings in 2016 related to litigation involving an annuity contract matter in Puerto Rico and an additional amount approximating $1.3 million (including interest and expenses) for payment to insurance authorities in Brazil pertaining to administrative proceedings in that country.

Nursing home expenses reflect the operations of the Company's two facilities in Reno, Nevada and San Marcos, Texas. The lower expense level in 2016 compared to the prior two years corresponds with decreased revenues from lower census figures and the resultant cost containment measures undertaken.

Compensation expenses include share-based compensation costs for the Company's stock option plans related to outstanding vested and nonvested stock options and stock appreciation rights (SARs). These costs move in tandem with the number of stock options and SARs outstanding as well as the market price of the Company's Class A common share, the result of marking the stock options and SARs to fair value under the liability method of accounting. Consequently, the related expense amount can vary positively or negatively in any given period. For the three years shown, share-based compensation expense totaled $7.9 million in 2016, $(0.9) million in 2015 and $4.4 million in 2014. The expense increase in 2016 reflects an increase in the Company's Class A common share price from $251.94 at December 31, 2015 to $310.80 at December 31, 2016. In addition, during 2016 there were 14,643 SARs granted to officers of National Western. No awards of stock options or SARs were granted in 2015 and 2014. The negative share-based compensation expense in 2015 reflects of decrease in the Company's Class A common share value at December 31, 2015 from the value at December 31, 2014 of $269.25.

In addition to share-based compensation costs, other compensation costs decreased to $20.2 million in 2016 from $20.9 million in 2015. Included in this decline was a $1.0 million reduction in officer incentive bonus amounts due to sales and expense results not achieving target goals.

Segment Operations

Summary of Segment Earnings

A summary of segment earnings from continuing operations for the years ended December 31, 2016, 2015 and 2014 is provided below.  The segment earnings exclude realized gains and losses on investments, net of taxes.

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
	(In thousands)

Segment earnings (loss):
2016	$3,411	50,942	22,687	15,357	92,397
2015	568	42,647	29,564	20,931	93,710
2014	2,812	37,092	42,935	15,204	98,043

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below.

	Years Ended December 31,
	2016	2015	2014
	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$34,728	30,743	28,801
Net investment income	39,691	27,172	34,695
Other revenues	119	56	55

Total premiums and other revenues	74,538	57,971	63,551

Benefits and expenses:
Life and other policy benefits	17,908	17,905	11,856
Amortization of deferred policy acquisition costs	4,125	8,647	6,913
Universal life insurance contract interest	28,606	17,799	27,050
Other operating expenses	18,739	12,774	13,547

Total benefits and expenses	69,378	57,125	59,366

Segment earnings (loss) before Federal income taxes	5,160	846	4,185

Provision (benefit) for Federal income taxes	1,749	278	1,373

Segment earnings (loss)	$3,411	568	2,812

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

	Years Ended December 31,
	2016	2015	2014
	(In thousands)

Universal life insurance revenues	$37,427	29,785	28,505
Traditional life insurance premiums	5,320	8,093	6,687
Reinsurance premiums	(8,019)	(7,135)	(6,391)

Totals	$34,728	30,743	28,801

The Company’s domestic life insurance in force in terms of policy counts has been declining for several years resulting in lower universal life contract revenue charges from the in force block. The pace of new policies issued has lagged the number of policies terminating from death or surrender over the three years shown causing a declining level of insurance in force from which contract revenue is received. In 2016, the Company issued 1,540 new domestic life policies while 4,170 terminated. The ratio of terminated policies to new issues was slightly higher than in preceding years. The number of domestic life insurance policies in force has declined from 55,750 at December 31, 2014 to 54,270 at December 31, 2015 and to 51,640 at December 31, 2016. Policy lapse rates in 2016 increased to 7.5% from 5.9% and 6.2% in 2015 and 2014, respectively. Increased policy lapses also serve to increase universal life insurance revenues through a greater amount of assessed surrender charge fees.

Universal life insurance revenues are also generated with the issuance of new business based upon amounts per application and percentages of the face amount (volume) of insurance issued. The number of domestic policies issued during 2016 was 20% lower than in 2015 and the volume of insurance issued was 10% less than that in 2015. The decline in the amount of policies in force and new issues each contribute to lower universal life insurance revenues. However, as noted in the discussion of Consolidated Operations results, in 2013 the Company began deferring the premium load on its highest selling domestic product, single pay life insurance. Amounts deferred are amortized into revenues over future periods corresponding with the duration of the policies. The premium load amounts deferred during 2013 through 2015 exceeded the amounts amortized back into revenues in each of those years. In 2016, the cumulative amounts deferred reached a level such that the current year revenue amortization exceeded the current period deferral resulting in net increasing revenue from this accounting method.

Premium dollars collected on universal life products are not reflected as revenues in the Company's Consolidated Statements of Earnings in accordance with GAAP.  Actual domestic universal life premiums collected are detailed below.

	Years Ended December 31,
	2016	2015	2014
	(In thousands)

Universal life insurance:
First year and single premiums	$114,118	126,539	115,928
Renewal premiums	20,155	21,065	20,181

Totals	$134,273	147,604	136,109

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

	Years Ended December 31,
	2016	2015	2014
	(In thousands)

Net investment income (excluding derivatives)	$33,331	32,186	30,340
Derivative gain (loss)	6,360	(5,014)	4,355

Net investment income	$39,691	27,172	34,695

For liability purposes, the embedded option in the Company's policyholder obligations for this feature is bifurcated and reserved for separately. Accordingly, a comparable impact for the derivative component in fixed-index universal life products is reflected in the contract interest expense for each respective period.

Life and policy benefits for a smaller block of business are subject to variation from period to period. Claim activity during 2016 was lower than in 2015 and compared more favorably to historical trends. While the number of incurred claims in 2016 declined 12% from the prior year, the average net claim amount increased from $22,600 to $24,800. The low face amount per claim reflects the older block of domestic life insurance policies sold which were final expense type products (i.e. purchased to cover funeral costs). The increase in the average net claim amount reflects claims from more recent policy sales (single premium wealth transfer products) which have much higher face amounts of insurance coverage per policy. The Company's overall mortality experience for this segment has been better than pricing assumptions.

As noted previously in the discussion of results from Consolidated Operations, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience with the adjustment reflected in current period amortization expense. To the extent required, the Company may also record unlocking adjustments to DPAC balances. The following table identifies the effects of unlocking and true-up adjustments on domestic life insurance DPAC balances recorded through amortization expense for 2016, 2015 and 2014.

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Increase (Decrease) in DPAC Balance
Unlocking	$9,000	—	—
True-up	4,270	6,520	8,901

Totals	$13,270	6,520	8,901

As noted in the Consolidated Operations discussion, the Company unlocked the DPAC balance for this segment during 2016 for favorable mortality and for future profit projections related to universal life insurance riders which had not been previously included in DPAC actuarial software models. The latter unlocking increased DPAC balances $0.8 million (decreasing amortization expense) and was recorded in the fourth quarter. The true-up adjustments recorded in each year increased the DPAC balance which conversely reduced amortization expense by a like amount for each year. These true-up adjustments reflect favorable outcomes compared to anticipated experience.

Operating expenses are allocated to lines of business based upon a functional cost analysis of the business activity giving rise to incurred expenses. As discussed in the Consolidated Operations section, the Company's overall operating expense levels increased in 2016 from the prior year, which resulted in operating expenses for this segment being higher.

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

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below.

	Years Ended December 31,
	2016	2015	2014
	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$125,775	122,393	118,838
Net investment income	42,331	29,400	51,539
Other revenues	321	14	372

Total premiums and other revenue	168,427	151,807	170,749

Benefits and expenses:
Life and other policy benefits	18,759	24,237	24,034
Amortization of deferred policy acquisition costs	18,027	19,975	21,807
Universal life insurance contract interest	28,636	23,423	46,255
Other operating expenses	25,933	20,706	23,449

Total benefits and expenses	91,355	88,341	115,545

Segment earnings before Federal income taxes	77,072	63,466	55,204

Provision (benefit) for Federal income taxes	26,130	20,819	18,112

Segment earnings	$50,942	42,647	37,092
As with domestic life operations, revenues from the international life insurance segment include both premiums on traditional type products and revenues from universal life insurance.  A comparative detail of premiums and contract revenues is provided below.

	Years Ended December 31,
	2016	2015	2014
	(In thousands)

Universal life insurance revenues	$120,033	121,281	115,378
Traditional life insurance premiums	13,956	9,605	12,833
Reinsurance premiums	(8,214)	(8,493)	(9,373)

Totals	$125,775	122,393	118,838

In general, universal life revenues and operating earnings are anticipated to emerge with the amount of international life insurance in force and a steady growth in new sales. Over the past three years, the volume of insurance in force has contracted from $20.0 billion at December 31, 2014 to $19.0 billion at December 31, 2015 and to $17.9 billion at December 31, 2016. Universal life insurance revenues are also generated with the issuance of new business based upon amounts per application and percentages of the face amount (volume) of insurance issued. During 2016, the number of international life policies decreased 23% from the prior year while the volume of insurance issued decreased approximately 24% from the level in 2015. As discussed in Part 1 Item 1. (Business) the Company ceased accepting applications from residents of Brazil and certain other countries during the fourth quarter of 2015 leading to the reduced levels of new business in 2016.

A third component of international universal life revenues include surrender charges assessed upon surrender of contracts by policyholders. At the height of the financial crisis in 2008 through 2010, the Company’s international policyholders exhibited concern regarding the developments in U.S. financial markets. This evidenced itself in the Company's termination activity in its international life policies in force. The Company incurred higher termination experience than is typical which resulted in recognition of increased surrender charge fee income. This level of termination activity subsequently subsided in 2011 with the termination activity over the following years remaining relatively level. In 2015, termination activity revisited the levels last seen during the 2008 through 2010 period resulting in additional surrender charge fee income, and this activity continued into 2016. The following table illustrates the Company’s international life termination experience over the past five years.

Volume In Force Terminations	Amount in $’s	Annualized Termination Rate
	(millions)

Year Ended December 31, 2016	$2,340.6	11.6%
Year Ended December 31, 2015	2,659.1	12.3%
Year Ended December 31, 2014	1,825.5	8.4%
Year Ended December 31, 2013	1,838.5	8.6%
Year Ended December 31, 2012	1,828.4	8.7%

The higher incidence of terminations primarily is occurring with policies to residents of the countries from which the Company discontinued accepting applications in late 2015. As a result of the higher termination incidence, the Company unlocked its DPAC balances for this segment of the business during 2016 to incorporate a greater lapse assumption, among other things.

As noted previously, premiums collected on universal life products are not reflected as revenues in the Company's Consolidated Statements of Earnings in accordance with GAAP.  Actual international universal life premiums collected are detailed below.

	Years Ended December 31,
	2016	2015	2014
	(In thousands)

Universal life insurance:
First year and single premiums	$21,534	26,933	29,688
Renewal premiums	94,596	102,737	115,019

Totals	$116,130	129,670	144,707

The Company’s most popular international products have been its fixed-index universal life products in which the policyholder can elect to have the interest rate credited to their policy account values linked in part to the performance of an outside equity index. Included in the totals in the above table are collected premiums for fixed-index universal life products of approximately $74.9 million, $84.5 million and $94.9 million for the years ended 2016, 2015 and 2014, respectively. The decline in renewal premiums during these periods corresponds with the increased termination activity discussed above.

As noted previously, net investment income and contract interest include period-to-period changes in fair values pertaining to call options purchased to hedge the interest crediting feature on the fixed-index universal life products. With the growth in the fixed-index universal life block of business, the period-to-period changes in fair values of the underlying options have had an increasingly greater impact on net investment income and universal life contract interest. A detail of net investment income for international life insurance operations is provided below.

	Years Ended December 31,
	2016	2015	2014
	(In thousands)

Net investment income (excluding derivatives)	$36,499	37,684	38,903
Derivative gain (loss)	5,832	(8,284)	12,636

Net investment income	$42,331	29,400	51,539

As noted in the Domestic Life Insurance discussion, for liability purposes, the embedded option in the Company's policyholder obligations for this feature is bifurcated and reserved for separately. Accordingly, the impact for the embedded derivative component in the equity-index universal life product is reflected in the contract interest expense for each respective period.

Life and policy benefits primarily consist of death claims on policies. The Company’s clientele for international products are generally wealthier individuals with access to U.S. dollars and quality medical care. Consequently, the amounts of coverage purchased tend to be larger amounts than those for domestic life insurance. In the year ended December 31, 2016, the average face amount of insurance purchased was approximately $336,500, reflecting a level somewhat lower than that of immediately prior years. While life and policy benefit expense for the international life segment reflects the larger policies purchased, mortality due to natural causes is comparable to that in the United States. The Company's maximum risk exposure per insured life is capped at $500,000 through reinsurance. The number of claims reported during 2016 was approximately 4% less than the prior year, and the average net claim (after reinsurance) decreased from $168,700 to $137,900. Measured over a period of years, the Company's international life mortality experience has generally been better than product pricing assumptions.

The Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking and true-up adjustments on international life insurance DPAC balances recorded through amortization expense for 2016, 2015 and 2014.

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Increase (Decrease) in DPAC Balance
Unlocking	$8,490	7,120	1,430
True-up	12,940	9,450	9,140

Totals	$21,430	16,570	10,570

The Company unlocked the DPAC balance for this segment during 2016 for (1) favorable mortality, (2) higher cost of insurance charges which had been implemented, (3) increased lapse rates for disengaged countries, and (4) for future profit projections related to universal life insurance riders which had not been previously included in DPAC actuarial software models. This final unlocking adjustment increased DPAC balances by $1.2 million and was recorded during the fourth quarter of 2016. In 2015, the Company unlocked the DPAC balance for favorable mortality experience on one of its international universal life products. The effect of the prospective unlocking was to increase DPAC balances by $7.1 million (and decrease amortization expense). The unlocking adjustment in 2014 resulted from the Company implementing premium load increases on several international universal life products and unlocking its DPAC for this item. The effect of the prospective unlocking in 2014 was to increase DPAC balances by $1.4 million (and decrease amortization expense).

True-up adjustments during the periods shown above were favorable and increased the DPAC balance on the Consolidated Balance Sheet and decreased amortization expense by a like amount.

As indicated in the discussion concerning net investment income, contract interest expense includes fluctuations that are the result of the effect upon the embedded derivative for the performance of underlying equity indices associated with fixed-index universal life products.  The amounts realized on purchased call options approximate the amounts the Company credits to policyholders. In addition, as part of the unlocking adjustments made during 2016, the Company's benefit reserves for the International Life segment were decreased by $6.2 million. The effect of this decrease was to correspondingly decrease contract interest for the year by a like amount.

Similar to the Domestic Life segment, operating expenses are allocated to lines of business based upon a functional cost analysis of the business activity giving rise to incurred expenses. As discussed in the Consolidated Operations section, the Company's overall operating expense levels increased in 2016 from the prior year, which resulted in operating expenses for this segment being higher.

Annuity Operations

The Company's annuity operations are almost exclusively in the United States.  Although some of the Company's investment contracts are available to international residents, current sales are small relative to total annuity sales.  A comparative analysis of results of operations for the Company's annuity segment is detailed below.

	Years Ended December 31,
	2016	2015	2014
	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$22,220	22,171	22,476
Net investment income	362,700	300,198	398,163
Other revenues	254	50	68

Total premiums and other revenues	385,174	322,419	420,707

Benefits and expenses:
Life and other policy benefits	28,862	25,310	18,405
Amortization of deferred policy acquisition costs	98,987	91,711	86,434
Annuity contract interest	191,148	135,679	224,954
Other operating expenses	31,852	25,723	27,015

Total benefits and expenses	350,849	278,423	356,808

Segment earnings before Federal income taxes	34,325	43,996	63,899

Provision (benefit) for Federal income taxes	11,638	14,432	20,964

Segment earnings	$22,687	29,564	42,935

Premiums and contract charges primarily consist of surrender charge income recognized on terminated policies. The amount of surrender charge income recognized is determined by the volume of surrendered contracts as well as the duration of each contract at the time of surrender given the pattern of declining surrender charge rates over time that is common to most annuity contracts. The Company's lapse rate for annuity contracts during 2016 was 6.5%, a slight increase from a rate of 6.2% in 2015 and marginally lower than the 6.6% rate experienced in 2014.

Deposits collected on annuity contracts are not reflected as revenues in the Company's Consolidated Statements of Earnings in accordance with GAAP.  Actual annuity deposits collected are detailed below.

	Years Ended December 31,
	2016	2015	2014
	(In thousands)

Fixed-index annuities	$685,023	723,282	748,022
Other deferred annuities	38,262	40,581	66,997
Immediate annuities	7,455	11,146	18,254

Totals	$730,740	775,009	833,273

Fixed-index products are more attractive for consumers when interest rate levels remain low and equity markets produce positive returns. Since the Company does not offer variable products or mutual funds, fixed-index products provide an important alternative to the Company's existing fixed interest rate annuity products. Fixed-index annuity deposits as a percentage of total annuity deposits were 94%, 93% and 90% for the years ended December 31, 2016, 2015 and 2014, respectively. The increasing percentage of fixed-index products to total annuity deposits reflects the low interest rate environment and the ongoing bull market in equities.

As a selling inducement, some of the deferred products, as well as the fixed-index annuity products, include a first year interest bonus ranging from 1% to 7% depending upon the product, in addition to the base first year interest rate. Other products include a premium bonus ranging from 2% to 10% which is credited to the account balance when premiums are applied. These bonus rates are deferred in conjunction with other capitalized policy acquisition costs. The amount deferred to be amortized over future periods amounted to approximately $19.3 million, $17.7 million and $18.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. Amortization of deferred sales inducements is included as a component of annuity contract interest as described later in this discussion of annuity operations.

A detail of net investment income for annuity operations is provided below.

	Years Ended December 31,
	2016	2015	2014
	(In thousands)

Net investment income (excluding derivatives)	$346,528	348,650	346,538
Derivative gain (loss)	16,172	(48,452)	51,625

Net investment income	$362,700	300,198	398,163

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

Consistent with the domestic and international life segments, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking and true-up adjustments on annuity DPAC balances recorded through amortization expense for 2016, 2015 and 2014.

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Increase (Decrease) in DPAC Balance
Unlocking	$(3,650)	(5,310)	—
True-up	(21,120)	(13,140)	(10,860)

Totals	$(24,770)	(18,450)	(10,860)

The Company unlocked the DPAC balance associated with its annuity segment during 2016 for surrender and annuitization rates. The effect of this prospective unlocking was to decrease DPAC balances by $3.7 million (and increase amortization expense). The Company also unlocked in 2015 for future expense assumptions pertaining to product development override costs (trailer commissions) which it is obligated to pay certain contracted National Marketing Organizations. The effect of the prospective unlocking was to decrease DPAC balances by $5.3 million (and increase amortization expense). No unlocking adjustments were recorded in 2014.

As the true-up adjustments in each period decreased DPAC balances a corresponding increase in DPAC amortization expense was recorded. The true-up adjustments in 2016, 2015 and 2014 relate to policy lapse or termination rates, renewal trail commissions, expense levels, investment yields and interest credited rates compared to anticipated experience. The increasing amount of the negative true-up adjustment for the period shown is substantially due to the impact of spread compression on the Company's interest rate margin. The effect of spread compression is to reduce the estimated gross profits for the product line and result in higher (accelerated) amortization of DPAC balances than expected.

Annuity contract interest includes the equity component return associated with the call options purchased to hedge the Company's fixed-index annuities. The detail of fixed-index annuity contract interest as compared to contract interest for all other annuities is as follows:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)

Fixed-indexed annuities	$102,107	34,167	127,672
All other annuities	81,439	90,699	89,391

Gross contract interest	183,546	124,866	217,063
Bonus interest deferred and capitalized	(19,302)	(17,704)	(18,355)
Bonus interest amortization	26,904	28,517	26,246

Total contract interest	$191,148	135,679	224,954

The fluctuation in reported contract interest amounts for fixed-index annuities is driven by sales levels, the level of the business in force and the effect of positive or negative market returns of option values on projected interest credits. As noted above in the net investment income discussion, the amounts shown for contract interest for fixed-index annuities generally align with the derivative gains/(losses) included in net investment income as the impact of the market value change of index options on asset values aligns closely with the movement of the embedded derivative liability held for these products. However, during periods of equity market movements (gains or losses), in tandem with Company changes in asset management fees assessed on these products (increases or decreases), deviations can occur between index option asset values and the embedded derivative liability. During the years ended December 31, 2016, 2015, and 2014, contract interest was increased/(decreased) by ($15.9 million), $2.0 million, and ($6.5 million), respectively, for this occurrence.

Annuity contract interest includes true-up adjustments for the deferred sales inducement balance which are done each period similar to that done with respect to DPAC balances. For the years ended December 31, 2016, 2015, and 2014 deferred sales inducement balances on the Consolidated Balance Sheet were reduced by $6.2 million, $3.9 million and $1.6 million, respectively, for true-up adjustments. These adjustments are included in the above table as an addition to bonus interest amortization.

The Company also unlocked its deferred sales inducement balance during 2016 for surrender and annuitization rates. The effect of the prospective unlocking was to decrease the deferred sales inducement balance by $1.7 million which increased contract interest expense by a like amount. This same unlocking, in addition to impacting the DPAC and deferred sales inducement balances, also increased the Company's benefit reserves by $12.2 million for the two-tiered deferred annuity block of business which also increased contract interest expense. The Company also unlocked its deferred sales inducement balance in 2015 for future expense assumptions pertaining to product development override costs as previously discussed in the Consolidated Operations section of this report. The effect of the prospective unlocking was to decrease the deferred sales inducement balance by $1.8 million which increased contract interest expense by the same amount. No unlocking adjustments were made in 2014.

The majority of litigation and legal matters the Company is involved with emanate from annuity products. The $2.9 million litigation provision discussed in the Consolidated Operations section of this report was allocated to the Annuity Operations segment and is included in other operating expenses in 2016. Similar to the Domestic Life insurance and International Life insurance segments, the Company's overall increase in operating expenses has been allocated to the Annuity segment based upon functional business activity and volumes.

Other Operations

The Company's primary business encompasses its domestic and international life insurance operations and its annuity operations.  However, the Company also has small real estate, nursing home, and other investment operations through its wholly-owned subsidiaries. Nursing home operations generated $0.3 million, $1.3 million and $1.6 million of pre-tax earnings in 2016, 2015, and 2014, respectively. The remaining pre-tax earnings in Other Operations of $23.0 million, $29.8 million, and $21.0 million for the years ended December 31, 2016, 2015, 2014, respectively, represent investment income from real estate, municipal bonds, and common and preferred equities held in subsidiary company portfolios principally for tax-advantage purposes. Included in these amounts are semi-annual distributions from a life interest in the Libby Shearn Moody Trust which is an asset held in NWLSM, Inc. Pretax distributions from this trust were $6.0 million, $7.0 million, and $6.0 million in 2016, 2015, and 2014, respectively. In addition to pretax distributions, the 2015 amount also includes additional revenue recorded associated with revaluing the actuarial life interest in the Libbie Shearn Moody Trust.

INVESTMENTS

General

The Company's investment philosophy emphasizes the careful handling of policyowners' and stockholders' funds to achieve security of principal, to obtain the maximum possible yield while maintaining security of principal, and to maintain liquidity in a measure consistent with current and long-term requirements of the Company.

The Company's overall conservative investment philosophy is reflected in the allocation of its investments, which is detailed below as of December 31, 2016 and 2015.  The Company emphasizes investment grade debt securities.

	December 31, 2016		December 31, 2015
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Debt securities	$10,201,309	96.0	$10,035,189	97.4
Mortgage loans	174,534	1.6	108,311	1.1
Policy loans	58,699	0.6	61,957	0.6
Derivatives, index options	120,644	1.1	38,409	0.4
Real estate	31,761	0.3	16,333	0.2
Equity securities	18,313	0.2	18,361	0.2
Other	22,193	0.2	10,454	0.1

Totals	$10,627,453	100.0	$10,289,014	100.0

The Company’s investment portfolio increased 3% to $10.6 billion at December 31, 2016 compared to $10.3 billion at December 31, 2015 due to positive cash flows from operating and financing activities.  The primary driver of the increase was investable funds generated from single premium life insurance and annuity sales and cash flow from the investment portfolio. Annuity production was again managed within a targeted range given the low interest rate environment and approximately $730.7 million in annuity deposits were collected in 2016.A portion of the Company’s securities are designated in the available for sale portfolio, which is reported at fair market value. Unrealized gains associated with this part of the portfolio increased from $32.2 million at December 31, 2015 to $69.3 million at December 31, 2016 incrementally adding to the total portfolio balance.

Derivatives, index options, are call options purchased to hedge the interest crediting mechanism associated with the Company's fixed-index universal life and annuity policies. These options are reported on the Consolidated Balance Sheets at fair value in accordance with GAAP. The unrealized position of options held at December 31, 2016 of a $44.8 million gain was $92.6 million higher than the unrealized position at December 31, 2015 of a $47.8 million loss due to market indice levels at the time of option purchases and a higher equity index level at the end of 2016.

Debt and Equity Securities

The Company maintains a diversified portfolio which consists mostly of corporate, mortgage-backed, and public utility fixed income securities. Investments in mortgage-backed securities primarily include U.S. government agency pass-through securities and collateralized mortgage obligations ("CMO"). The Company's investment guidelines prescribe limitations by type of security as a percent of the total investment portfolio and all holdings were within these threshold limits.  As of December 31, the Company's debt securities portfolio consisted of the following for 2016 and 2015:

	December 31, 2016		December 31, 2015
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Corporate	$7,097,692	69.6	$6,814,793	68.0
Residential mortgage-backed	1,396,426	13.7	1,542,587	15.4
Public utilities	1,218,870	11.9	1,178,622	11.7
State and political subdivisions	456,643	4.5	436,493	4.3
U.S. agencies	—	—	15,019	0.1
Asset-backed securities	20,009	0.2	35,393	0.4
Foreign governments	10,336	0.1	10,355	0.1
U.S. Treasury	1,333	—	1,927	—

Totals	$10,201,309	100.0	$10,035,189	100.0

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

Long-term debt securities purchased to fund insurance company operations are summarized below.

	Year Ended December 31
	2016	2015
	(Dollars in thousands)

Cost of acquisitions	$700,248	$1,309,930
Average S&P quality	BBB+	A-
Effective annual yield	3.38%	3.51%
Spread to treasuries	1.54%	1.36%
Effective duration	8.4 years	8.5 years

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

In addition to diversification, an important aspect of the Company's investment approach is managing the credit quality of its investments in debt securities.  Thorough credit analysis is performed on potential corporate investments including examination of a company's credit and industry outlook, financial ratios and trends, and event risks.  This emphasis is reflected in the high average credit rating of the Company's debt securities portfolio with 98.2% held in investment grade securities.  In the table below, investments in debt securities are classified according to credit ratings by nationally recognized statistical rating organizations.

	December 31, 2016		December 31, 2015
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

AAA	$97,421	1.0	$97,068	1.0
AA	2,225,606	21.8	2,361,417	23.5
A	3,288,882	32.2	3,399,230	33.9
BBB	4,409,873	43.2	4,016,665	40.0
BB and other below investment grade	179,527	1.8	160,809	1.6

Totals	$10,201,309	100.0	$10,035,189	100.0

The Company's investment guidelines do not allow for the purchase of below investment grade securities. The investments held in debt securities below investment grade are the result of subsequent downgrades of the securities.  These holdings are further summarized below.

	Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	% of Invested Assets
	(In thousands except percentages)

December 31, 2016	$180,943	179,527	180,732	1.7%

December 31, 2015	$166,508	160,809	160,867	1.6%

The Company's percentage of below investment grade securities compared to total invested assets at December 31, 2016 increased marginally from year-end 2015 due to downgrades of several securities, primarily energy-related entities.  The Company's holdings of below investment grade securities are relatively small and as a percentage of total invested assets low compared to industry averages.

Holdings in below investment grade securities by category as of December 31, 2016 are summarized below, including the comparable fair value as of December 31, 2015 for those debt securities rated below investment grade at December 31, 2016.. The Company continually monitors developments in these industries for issues that may affect security valuation.

	Below Investment Grade Debt Securities
Industry Category	Amortized Cost 2016	Carrying Value 2016	Fair Value 2016	Fair Value 2015
	(In thousands)

Asset-backed securities	$8,510	8,530	9,943	9,946
Residential mortgage-backed	1,382	1,292	1,292	1,390
Oil & gas	35,078	32,465	32,465	25,004
Manufacturing	61,349	61,908	61,241	60,304
Banking/finance	15,000	15,000	14,756	13,800
Other	59,624	60,332	61,035	54,990

Totals	$180,943	179,527	180,732	165,434

The Company closely monitors its below investment grade holdings by reviewing investment performance indicators, including information such as issuer operating performance, debt ratings, analyst reports and other economic factors that may affect these specific investments.  While additional losses are not currently anticipated, based on the existing status and condition of these securities, continued credit deterioration of some securities or the markets in general is possible, which may result in future write-downs.

In the energy sector, oil prices incurred a precipitous drop over the past several years. While it appears that prices have bottomed and come off of their lows, this downturn affected the credit quality of individual companies. At December 31, 2016, the Company's aggregate holdings in this sector approximated $951 million representing 8.9% of the Company's invested assets. These holdings represented debt securities issued by 40 companies in the oil and gas industry comprising in excess of one hundred bond positions. The Company's oil and gas debt securities were 96.6% investment grade as of the balance sheet date and had an average overall rating of BBB+. Further mitigating the risk of holdings in this sector are ample diversification by subsector (integrated, independent, pipeline, servicer, and equipment). At December 31, 2015, amounts invested in this sector were approximately $939 million, issued by 43 companies, which were 97.9% investment grade.

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

However, the Company does have exposure to the debt of non-financial companies in certain of these countries. The following table shows bond holdings at December 31, 2016 of non-financial companies that are domiciled in Portugal, Ireland, Italy or Spain held in the available for sale and held to maturity debt security portfolios.

Securities Available for Sale:

		Amortized Cost	Fair Value	Country
Company	S&P Rating	2016	2016	Domiciled
	(In thousands)

Allergan	BBB	$25,841	25,530	Ireland
CRH	BBB+	25,748	26,560	Ireland
Medtronic	A	34,107	35,909	Ireland
Shire	BBB-	24,994	23,359	Ireland
Johnson Controls	BBB+	19,955	20,801	Ireland
Telefonica	BBB	9,017	9,202	Spain

Totals		$139,662	141,361

Securities Held to Maturity:

		Amortized Cost	Fair Value	Country
Company	S&P Rating	2016	2016	Domiciled
	(In thousands)

EDP	BB+	$17,294	17,994	Portugal
Enel	BBB	19,965	20,802	Italy
Finmeccanica	BB+	15,011	16,050	Italy
Iberdrola Finance	BBB+	2,955	3,202	Spain
Kerry Group	BBB+	24,931	23,920	Ireland
Medtronic	A	19,968	19,983	Ireland
Telefonica	BBB	8,060	8,671	Spain
Perrigo	BBB-	25,818	25,612	Ireland

Totals		$134,002	136,234

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

During the year ended December 31, 2016, the Company recorded no other-than-temporary impairment ("OTTI") credit related write-downs on debt securities or equity securities. There was one debt security impairment during 2014 which pertained to an asset-backed security whose fair value and present value of future cash flows fell below the amortized cost of the security. See Note 3, Investments Debt and Equity Securities, of the accompanying Consolidated Financial Statements for further discussion.

Since the Company's adoption of the GAAP guidance and accounting for other-than-temporary impairments due to credit loss versus non-credit loss, the Company has recognized a total of $2.0 million of other-than-temporary impairments of which $1.4 million were deemed credit related and recognized as realized investment losses in earnings, and $0.6 million that was deemed non-credit related impairments and recognized in other comprehensive income.

The Company is required to classify its investments in debt and equity securities into one of three categories: (a) trading securities; (b) securities available for sale; or (c) securities held to maturity. The Company purchases securities with the intent to hold to maturity and accordingly does not maintain a portfolio of trading securities. Of the remaining two categories, available for sale and held to maturity, the Company makes a determination on categorization based on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. As shown in the table below, at December 31, 2016, approximately 29.4% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale. These holdings in available for sale provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.

	December 31, 2016
	Fair Value	Amortized Cost	Unrealized Gains
	(In thousands)

Securities held to maturity:
Debt securities	$7,337,611	7,159,259	178,352
Securities available for sale:
Debt securities	3,042,050	2,977,020	65,030
Equity securities	18,313	14,022	4,291

Totals	$10,397,974	10,150,301	247,673

Asset-Backed Securities

The Company holds approximately $20.0 million in asset-backed securities as of December 31, 2016.  This portfolio includes $1.6 million of manufactured housing bonds and $18.4 million of home equity loans (also referred to as subprime securities). These holdings are down from the levels held at December 31, 2015 of $3.4 million and $32.0 million, respectively. The Company does not have any holdings in collaterized bond obligations (“CBO”s), collateralized debt obligations (“CDO”s), or collateralized loan obligations (“CLO”s). Principal risks in holding asset-backed securities are structural, credit, and capital market risks. Structural risks include the securities’ priority in the issuer’s capital structure, the adequacy of and ability to realize proceeds from collateral and the potential for prepayments. Credit risks include corporate credit risks or consumer credit risks for financing such as subprime mortgages. Capital market risks include the general level of interest rates and the liquidity for these securities in the marketplace.

The Company’s exposure to the subprime sector is limited to investments in the senior tranches of subprime residential mortgage loans.  The subprime sector is generally categorized under the asset-backed sector. This sector lends to borrowers who do not qualify for prime interest rates due to poor or insufficient credit history. Subprime borrowers generally have FICO scores of 660 or below. The slowing housing market, rising interest rates, and relaxed underwriting standards for loans originated after 2005 resulted in higher delinquency rates and losses beginning in 2007. These events caused illiquidity in the market and volatility in the market prices of subprime securities.  The housing market subsequently stabilized and an improvement in the prices of subprime securities occurred as the bond market regained more liquidity.  All of the loans classified as subprime in the Company’s portfolio as of December 31, 2016 were underwritten prior to 2005 as noted in the table below.

	December 31, 2016		December 31, 2015
Investment Origination Year	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)

Subprime:
1998	$2,074	2,145	2,836	2,933
2003	2,997	4,369	3,474	5,012
2004	13,382	13,401	25,675	25,739

Subtotal subprime	$18,453	19,915	31,985	33,684

As of December 31, 2016, the Company held nine subprime issues of which one was rated AAA, two were rated AA, one was rated BBB, one was rated B, two were rated CCC and one was rated D and one was not rated.

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

The Company requires a minimum specified yield on mortgage loan investments determined by reference to currently available debt security instrument yields, plus a desired amount of incremental basis points.  During the past several years, the low interest rate environment has resulted in fewer loan opportunities being available that meet the Company's required rate of return.  However, the Company made a concerted effort to grow this part of its investment portfolio during 2016. Mortgage loans originated by the Company totaled $84.6 million and $38.5 million for the years 2016 and 2015, respectively.

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

The Company's direct investments in real estate are not a significant portion of its total investment portfolio as most of these investments were acquired through mortgage loan foreclosures.  For the years ended December 31, 2016 and 2015, there were no real estate properties acquired through mortgage loan foreclosure. The Company also participates in several real estate joint ventures and limited partnerships that invest primarily in income-producing retail properties.

The Company held net investments in mortgage loans, after allowances for possible losses, totaling $174.5 million and $108.3 million at December 31, 2016 and 2015, respectively.  The diversification of the portfolio by geographic region, property type, and loan-to-value ratio was as follows:

	December 31, 2016		December 31, 2015
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Geographic Region:
West South Central	$102,531	58.5	$58,002	53.2
East North Central	26,717	15.3	18,477	17.0
South Atlantic	14,130	8.1	3,047	2.8
New England	11,488	6.6	11,830	10.9
Pacific	9,872	5.6	10,101	9.3
East South Central	6,512	3.7	5,818	5.3
Middle Atlantic	2,288	1.3	—	—
Mountain	1,646	0.9	1,686	1.5
Gross balance	175,184	100.0	108,961	100.0

Allowance for possible losses	(650)	(0.4)	(650)	(0.6)

Totals	$174,534	99.6	$108,311	99.4

	December 31, 2016		December 31, 2015
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Property Type:
Retail	$89,947	51.3	$66,237	60.8
Office	57,095	32.6	22,941	21.0
Hotel/Motel	9,708	5.6	1,513	1.4
Land/Lots	4,946	2.8	4,445	4.1
All other	13,488	7.7	13,825	12.7
Gross balance	175,184	100.0	108,961	100.0

Allowance for possible losses	(650)	(0.4)	(650)	(0.6)

Totals	$174,534	99.6	$108,311	99.4

	December 31, 2016		December 31, 2015
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Loan-to-Value Ratio (1):
Less than 50%	$54,783	31.3	$64,986	59.7
50% to 60%	12,946	7.4	9,714	8.9
60% to 70%	76,959	43.9	10,134	9.3
70% to 80%	6,192	3.5	4,843	4.4
80% to 90%	18,688	10.7	19,284	17.7
Greater than 90%	5,616	3.2	—	—
Gross balance	175,184	100.0	108,961	100.0

Allowance for possible losses	(650)	(0.4)	(650)	(0.6)

Totals	$174,534	99.6	$108,311	99.4

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

The Company recognized no valuation losses for the years ended December 31, 2016, 2015 and 2014, respectively.  The current mortgage loan valuation allowance represents a general valuation allowance established for the Company's mortgage loan portfolio based upon the Company's loss experience for more than ten years and is not specifically identified to individual loans.

The following table represents the mortgage loan allowance for the years ended December 31, 2016 and 2015:

	2016	2015
	(In thousands)

Balance, beginning of period	$650	650
Provision	—	—
Releases	—	—

Balance, end of period	$650	650

The Company does not recognize interest income on loans past due ninety days or more.  The Company had no mortgage loans past due six months or more at December 31, 2016 and 2015. There was no interest income that was not recognized in 2016, 2015 and 2014.

The contractual maturities of mortgage loan principal balances at December 31, 2016 and 2015 were as follows:

	December 31, 2016		December 31, 2015
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Principal Balance by Contractual Maturity:
Due in one year or less	$21,595	12.3	$7,950	7.3
Due after one year through five years	36,159	20.6	24,236	22.1
Due after five years through ten years	99,391	56.5	50,431	46.1
Due after ten years through fifteen years	7,200	4.1	7,500	6.9
Due after fifteen years	11,488	6.5	19,284	17.6

Totals	$175,833	100.0	$109,401	100.0

The Company's direct investments in real estate are not a significant portion of its total investment portfolio. These investments total approximately $31.8 million at December 31, 2016 and $16.3 million at December 31, 2015, and consist primarily of income-producing properties which are being operated by a wholly-owned subsidiary of National Western.  The Company recognized operating income on these properties of approximately $2.6 million, $1.8 million and $1.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.  The Company monitors the conditions and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition. The Company recorded net realized investment gains of $2.9 million, $0.0 million and $1.0 million associated with real estate investments in the years ended December 31, 2016, 2015 and 2014, respectively.

Derivatives, Index Options

The Company offers fixed-index universal life and annuity products that guarantee the return of principal to policyholders and, at the policyholder’s election, credit interest based on a percentage gain in a specified equity market index (policyholders may alternatively elect a fixed interest rate). Premiums and deposits received on these products are predominantly invested in investment grade fixed income securities with a portion used to purchase derivatives consisting of call options on the applicable market index to fund the index credits due to fixed-index policyholders. The call options purchased are one year over-the-counter option contracts coinciding with the initial issuance of the policy and annual renewal periods in order to match the Company’s funding requirements for the underlying policies. On the respective anniversary dates of the index policies, the index used to compute the annual index credit is reset and a new one-year call option is purchased to fund the next annual index credit.

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

The fair value of derivative instruments presented in the Company’s Consolidated Financial Statements totaling $120.6 million at December 31, 2016 and $38.4 million at December 31, 2015 pertain to notional policyholder account values of $2.9 billion and $3.3 billion at December 31, 2016 and 2015, respectively, electing interest credits based upon applicable market index performance.

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

Interest Rate Risk

A gradual increase in interest rates from current levels would generally be a positive development for the Company. Rate increases would be expected to provide incremental net investment income, produce increased sales of fixed rate products, and limit the potential erosion of the Company’s interest rate spread on products due to minimum guaranteed crediting rates in products. Alternatively, a rise in interest rates would reduce the fair value of the Company’s investment portfolio and if long-term rates rise dramatically within a relatively short time period could expose the Company to disintermediation risk. Disintermediation risk is the risk that policyholders will surrender their policies in a rising interest rate environment forcing the Company to liquidate assets when they are in an unrealized loss position.

A decline in interest rates could cause certain mortgage-backed securities in the Company’s portfolio to be more likely to pay down or prepay. In this situation, the Company typically will be unable to reinvest the proceeds at comparable yields. Lower interest rates will likely also cause lower net investment income, subject the Company to reinvestment rates risks, and possibly reduce profitability through reduced interest rate margins associated with products with minimum guaranteed crediting rates. Alternatively, the fair value of the Company’s investment portfolio will increase when interest rates decline.

The correlation between fair values and interest rates for debt securities is reflected in the tables below.

	December 31,
	2016	2015
	(In thousands except percentages)

Debt securities - fair value	$10,379,661	10,196,658
Debt securities - amortized cost	$10,136,279	10,007,665

Fair value as a percentage of amortized cost	102.40%	101.89%
Unrealized gains at year-end	$243,382	188,993
Ten-year U.S. Treasury bond - increase (decrease) in yield for the year	0.18%	0.10%

The Company's unrealized gains balance for debt securities held at December 31, 2016 and 2015 is shown in the following table.

	Unrealized Gains Balance
	Net Balance at	Net Balance at
	December 31,	December 31,	Change in Net
	2016	2015	Balance
	(In thousands)

Debt securities held to maturity	$178,352	161,469	16,883
Debt securities available for sale	65,030	27,524	37,506

Totals	$243,382	188,993	54,389

Debt securities held to maturity are recorded at their amortized cost basis. Accordingly, the unrealized gain amounts shown in the table above are not incorporated into the Company's Consolidated Financial Statements at December 31, 2016 and 2015, respectively.

Changes in interest rates typically have a sizable effect on the fair values of the Company's debt securities. During 2016, the market interest rate of the ten-year U.S. Treasury bond increased roughly 18 basis points from 2.27% at year-end 2015 to 2.45% at year-end 2016. Therefore, the increase in unrealized gains was not the result of the change in interest rates. While interest rate levels increased during 2016, the Company's unrealized gain position improved from the prior year-end due to price recoveries of corporate debt securities in certain industry sectors (i.e. oil and gas). In addition, corporate debt security spreads narrowed sharply concurrent with the rise in treasury rates, primarily during the fourth quarter of 2016, further serving to offset the expected drop in unrealized gains on the debt security portfolio.  However, since the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in fair values have relatively small effects on the Company's financial results.

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

The following table profiles the Company’s insurance liabilities at December 31, 2016 for annuities, deposit-type contracts and supplementary contracts with life contingencies by surrender and discretionary withdrawal characteristics.

	December 31, 2016
	Amount	%
	(In thousands)

Subject to discretionary withdrawal:
With market value adjustment	$1,147,541	14.9
With surrender charge of 5% or more	5,441,485	70.4
With surrender charge of 5% or less	721,201	9.3
Not subject to discretionary withdrawal	418,973	5.4

Total	$7,729,200	100.0

Interest Rate Sensitivity

The following table illustrates the market risk sensitivity of the Company's interest rate sensitive assets.  The table shows the effect of a change in interest rates on the fair value of the portfolio using models that measure the change in fair value arising from an immediate and sustained change in interest rates in increments of 100 basis points.

	Fair Values of Assets Changes in Interest Rates in Basis Points
	-100	0	+100	+200	+300
	(In thousands)

Debt and equity securities	$10,910,990	10,397,974	9,889,087	9,424,932	8,979,321
Mortgage loans	185,886	176,890	168,559	160,835	153,665
Other loans	15,205	14,898	14,600	14,309	14,026
Derivatives	117,340	120,644	124,325	128,060	131,961

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

Mortgage and other loans were modeled by discounting scheduled cash flows through the scheduled maturities of the loans, starting with interest rates currently being offered for similar loans to borrowers with similar credit ratings.  Policy loans were modeled by discounting estimated cash flows using U.S. Treasury Bill interest rates as the base rates at December 31, 2016. The estimated cash flows include assumptions as to whether such loans will be repaid by the policyholders or settled upon payment of death or surrender benefits on the underlying insurance contracts and incorporate both Company experience and mortality assumptions associated with such contracts.

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

The Company's market risk liabilities, which include policy liabilities for annuity and supplemental contracts, are managed for interest rate risk through cash flow testing as previously described.  As part of this cash flow testing, the Company has analyzed the potential impact on net earnings of a 100 basis point decrease and increases in increments of 100 basis points in the U.S. Treasury yield curve as of December 31, 2016.  The potential impact on net earnings from these interest rate changes are summarized below.

	Changes in Interest Rates in Basis Points
	-100	+100	+200	+300
	(In thousands)

Impact on net earnings	$508	386	1,141	1,401

These estimated impacts on earnings are net of tax effects and the estimated effects of deferred policy acquisition costs.

The above described scenarios produce estimated changes in cash flows as well as cash flow reinvestment projections.  Estimated cash flows in the Company's model assume cash flow reinvestments, which are representative of the Company's current investment strategy.  Calls and prepayments include scheduled maturities and those expected to occur which would benefit the security issuers.  Assumed policy surrenders consider differences and relationships between credited interest rates and market interest rates as well as surrender charges on individual policies.  The impact to earnings also includes the expected effects on amortization of deferred policy acquisition costs.  The model considers only annuity and supplemental contracts in force at December 31, 2016, and does not consider new product sales or the possible impact of interest rate changes on sales.

Credit Risk

The Company is exposed to credit risk through counterparties and within its investment portfolio. Credit risk relates to the uncertainty associated with an obligor’s continued ability to make timely payments of principal and interest in accordance with the contractual terms of an instrument or contract. As previously discussed, the Company manages credit risk through established investment credit policies and guidelines which address the quality of creditors and counterparties, concentration limits, diversification practices and acceptable risk levels. These policies and guidelines are regularly reviewed and approved by senior management and National Western’s Board of Directors.

In connection with the Company’s use of call options to hedge the equity return component of its fixed-indexed annuity and life products, the Company is exposed to the risk that a counterparty fails to perform under terms of the option contract. The Company purchases one-year option contracts from multiple counterparties and evaluates the creditworthiness of all counterparties prior to the purchase of the contracts. For consideration in contracting with a counterparty the rating required by the Company is a credit rating of “A” or higher. Accordingly, all options are purchased from nationally recognized financial institutions with a demonstrated performance for honoring their financial obligations and possessing substantial financial capacity. In addition, each counterparty is required to execute a credit support agreement obligating the counterparty to provide collateral to the Company when the fair value of the Company’s exposure to the counterparty exceeds specified amounts. Counterparty credit ratings and credit exposure are monitored continuously by National Western’s Investment department with adjustments to collateral levels managed under as incurred under the credit support agreements.

The Company’s net exposure to loss due to credit risk if the option counterparties failed to completely perform according to the terms of the one-year contracts is as follows at December 31, 2016 and 2015.

		December 31, 2016
	Moody/	Fair	Collateral	Net
Counterparty	S&P Rating	Value	Held	Exposure
		(In thousands)

Credit Suisse	A1/A	$29,891	31,213	—
Wells Fargo	Aa2/AA-	22,588	23,082	—
Bank of America	A1/A+	33,566	35,555	—
Barclays Bank	A1/A-	6,153	6,736	—
BNP Paribas	A1/A	11,335	12,216	—
JPMorgan Chase	Aa3/A+	10,368	5,953	4,415
Royal Bank of Canada	Aa3/AA-	6,743	7,309	—

		$120,644	122,064	4,415

		December 31, 2015
	Moody/	Fair	Collateral	Net
Counterparty	S&P Rating	Value	Held	Exposure
		(In thousands)

Credit Suisse	A1/A	$4,847	6,030	—
Wells Fargo	Aa2/AA-	10,786	12,741	—
Bank of America	A1/A	8,959	6,450	2,509
Barclays Bank	A2/A-	4,534	5,716	—
BNP Paribas	A1/A+	3,720	4,267	—
JPMorgan Chase	Aa3/A+	2,564	1	2,563
Royal Bank of Canada	Aa3/AA-	2,999	3,984	—

		$38,409	39,189	5,072

The Company has never incurred a loss on index options due to counterparty default.

The Company is also exposed to credit spread risk related to market prices of investment securities and cash flows associated with changes in credit spreads. Credit spread tightening will reduce net investment income associated with new purchases of fixed debt securities and will increase the fair value of the investment portfolio. Credit spread widening will reduce the fair value of the investment portfolio and will increase net investment income on new purchases.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity requirements are met primarily by funds provided from operations. Premium deposits and annuity considerations, investment income, and investment maturities and prepayments are the primary sources of funds while investment purchases, policy benefits in the form of claims, and payments to policyholders and contract holders in connection with surrenders and withdrawals as well as operating expenses are the primary uses of funds.  To ensure the Company will be able to pay future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed income securities.  Funds are invested with the intent that the income from investments, plus proceeds from maturities, will meet the ongoing cash flow needs of the Company.  The approach of matching asset and liability durations and yields requires an appropriate mix of investments.  Although the Company historically has not been put in the position of having to liquidate invested assets to provide cash flow, its investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs.  The Company (National Western) may also borrow up to $40 million on its bank line of credit for short-term cash needs.  There were no borrowings outstanding under the line of credit at December 31, 2016.

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

The following table sets forth withdrawal characteristics of National Western's annuity reserves and deposit liabilities (based on statutory liability values) as of the dates indicated.

	December 31, 2016		December 31, 2015
	Amount	% of Total	Amount	% of Total
	(In thousands except percentages)

Not subject to discretionary withdrawal provisions	$418,973	5.4%	$409,332	5.4%

Subject to discretionary withdrawal, with adjustment:
With market value adjustment	1,147,541	14.9%	1,297,892	17.1%
At contract value less current surrender charge of 5% or more	5,441,485	70.4%	5,309,378	69.9%

Subtotal	7,007,999	90.7%	7,016,602	92.4%
Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	721,201	9.3%	578,466	7.6%

Total annuity reserves and deposit liabilities	$7,729,200	100.0%	$7,595,068	100.0%

The actual amounts paid out by product line in connection with surrenders and withdrawals for the years ended December 31 are noted in the table below.

	December 31,
	2016	2015	2014
	(In thousands)

Product Line:
Traditional Life	$6,238	5,269	5,763
Universal Life	114,964	88,074	67,186
Annuities	516,820	493,443	487,313

Total	$638,022	586,786	560,262

The above contractual withdrawals, as well as the level of surrenders experienced, were generally consistent with the Company's assumptions in asset-liability management, and the associated cash outflows did not have an adverse impact on overall liquidity. The nominal increase in annuity dollar outflows coincides with a growing block of business which added approximately $2.3 billion in deposits over the past three years as well as the maturation of policies within the block of business (i.e. moving into durations having no surrender charges or minimal surrender charges). Individual life insurance policies are less susceptible to withdrawal than annuity reserves and deposit liabilities because policyholders may need to undergo a new underwriting process in order to obtain a new insurance policy elsewhere. Cash flow projections and tests under various market interest rate scenarios are also performed to assist in evaluating liquidity needs and adequacy.  The Company currently expects available liquidity sources and future cash flows to be more than adequate to meet the demand for funds.

Cash flows from the Company's insurance operations have historically been sufficient to meet current needs.  Cash flows from operating activities were $309.1 million, $346.2 million, and $313.3 million in 2016, 2015, and 2014, respectively.  The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $0.6 billion, $0.7 billion, and $0.8 billion in 2016, 2015, and 2014, respectively. Cash flows from security maturities, redemptions, and prepayments coincide primarily with scheduled maturity dates of securities given the Company buy and hold investment philosophy but may become amplified during periods of significant declines in interest rates due to prepayments and bond calls.  Conversely, these cash flow items could experience reduced levels of activity if interest rates rise in the future.  Net cash flows from the Company's universal life and annuity deposit product operations totaled $(52.8) million, $8.2 million, and $104.3 million in 2016, 2015, and 2014, respectively.

Capital Resources

The Company relies on retained earnings for its capital resources as there is no long-term debt outstanding and the Company does not anticipate the need for any long-term debt in the near future.  As of December 31, 2016, the Company had no commitments beyond its normal operating and investment activities.  The Company has declared and paid an annual dividend on its common shares since 2005 although its practice remains to substantially reinvest earnings internally to finance the development of new business. Despite the fact the Company's market price of its Class A common shares has been trading at a discount to the book value per share for several years, there are no imminent plans for the Company to repurchase its shares as the Board of Directors has adopted a strategic policy of building a strong capital base to maintain its high financial strength ratings and the ability to take competitive advantages and acquisitions as they arise.  The capacity of National Western to pay dividends to NWLGI is limited by law in the state of Colorado to earned profits (statutory unassigned surplus).  At December 31, 2016, the maximum amount legally available for distribution without further regulatory approval is $125.0 million.

The National Association of Insurance Commissioners ("NAIC") has established risk-based capital ("RBC") standards for U.S. life insurers as well as a risk-based capital model act ("RBC Model Act"). The RBC Model Act requires that life insurers annually submit a report to state regulators regarding their RBC amounts based upon four categories of risk (asset risk, insurance risk, interest rate risk, and business risk). The capital requirement for each is determined by applying factors that vary based upon the degree of risk to various asset, premium and policy benefit reserve items. The formula is an early warning tool to identify potential weakly capitalized companies for purposes of initiating further regulatory action. Independent rating agencies utilize proprietary versions similar to the NAIC RBC model incorporating additional risk factors identified in their respective rating methodology. At December 31, 2016, National Western maintained statutory capital substantially in excess of applicable statutory requirements.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

It is not Company practice to enter into off-balance sheet arrangements or to issue guarantees to third parties, other than in the normal course of issuing insurance contracts.  Commitments related to insurance products sold are reflected as liabilities for future policy benefits.  Insurance contracts guarantee certain performances by National Western.

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

The table below summarizes future estimated cash payments under existing contractual obligations.

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)

Loan commitments	$9,149	9,149	—	—	—
Operating lease obligations (1)	1,061	289	482	290	—
Life claims payable (2)	61,596	61,596	—	—	—
Other long-term reserve liabilities reflected on the balance sheet under GAAP (3)	10,725,370	933,718	1,852,058	1,673,307	6,266,287

Total	$10,797,176	$1,004,752	$1,852,540	$1,673,597	$6,266,287

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

Internal controls over financial reporting change as the Company modifies and enhances its systems and processes to meet business needs.  Any significant changes in controls are evaluated prior to implementation to help ensure continued effectiveness of internal controls and the control environment. During 2016, in phases, the Company implemented an internally developed policy administration system with respect to the processing of its annuity and traditional life new business policy applications, in force transactions involving the traditional life block of policies, and payment of agent compensation connected with such business. These implementations constitute a change in the Company's internal controls over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. With regard to each implementation, the Company performed conversion testing; model office testing encompassing the new processes and procedures to be employed; defined, evaluated, and tested related internal controls; and performed post-implementation testing and analysis of the processing and internal controls implemented. As a result, it was determined that each change did not materially affect, nor will reasonably likely materially affect, the Company's internal controls over financial reporting such that the information required to be reported and disclosed in its reports under the Exchange Act was adversely impacted.

While other changes have taken place in internal controls during the year ended December 31, 2016, none of these changes have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of this examination.

The Company's management, with the participation of the Company's Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report and concluded that the Company’s disclosure controls and procedures are effective.

Management's Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.  Under the supervision and participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2016 was conducted based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (Updated 2013).  Based on the Company's assessment under the criteria of this framework, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2016.

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

Changes in Internal Control Over Financial Reporting

Internal controls over financial reporting change as the Company modifies and enhances its systems and processes to meet business needs.  Any significant changes in controls are evaluated prior to implementation to help ensure continued effectiveness of internal controls and the control environment. As noted above, during 2016 the Company implemented an internally developed policy administration system whose transaction activity provides information necessary for financial reporting which the Company vetted and determined did not materially affect the Company's internal controls over financial reporting. No other changes have taken place in internal controls during the year ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

The Company converted its annuity in force policies to the above referenced policy administration system in the first quarter of 2017 subject to the same vetting procedures previously mentioned. There have been no other significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of this examination.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
National Western Life Group, Inc.

We have audited National Western Life Group, Inc.’s (formerly National Western Life Insurance Company) (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (updated 2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, National Western Life Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (updated 2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of National Western Life Group, Inc. and our report dated March 10, 2017, expressed an unqualified opinion thereon.

/s/BKD, LLP
Little Rock, Arkansas
March 10, 2017

ITEM 9B. OTHER INFORMATION

There is no information required to be disclosed on Form 8-K for the quarter ended December 31, 2016 which has not been previously reported.

PART III

The information required by Part III is incorporated by reference from our definitive proxy statement for our annual meeting of shareholders to be held June 23, 2017 to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2016.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.  Listing of Financial Statements

See Attachment A, Index to Consolidated Financial Statements, Notes and Schedules, on page 82 for a list of financial statements included in this report.

(a) 2.  Listing of Financial Statement Schedules

See Attachment A, Index to Consolidated Financial Statements, Notes and Schedules, on page 82 for a list of financial statement schedules included in this report.

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

Exhibit 10(a)	-	National Western Life Insurance Company 2016 Executive Officer Bonus Program (Exhibit 10(a) to Form 8-K dated December 15, 2015).

Exhibit 10(b)	-	National Western Life Insurance Company 2016 Domestic Marketing Officer Bonus Program (Exhibit 10(b) to Form 8-K dated December 15, 2015).

Exhibit 10(c)	-	National Western Life Insurance Company 2016 International Marketing Officer Bonus Program (Exhibit 10(c) to Form 8-K dated December 15, 2015).

Exhibit 10(d)	-	National Western Life Insurance Company 2016 Officer Bonus Program (Exhibit 10(d) to Form 8-K dated December 15, 2015).

Exhibit 10(e)	-	National Western Life Insurance Company Change in Control & Severance Agreement - dated December 21, 2015

Exhibit 10(f)	-	National Western Life Insurance Company 2017 Executive Officer Bonus Program (Exhibit 10(f) to Form 8-K dated December 16, 2016).

Exhibit 10(g)	-	National Western Life Insurance Company 2017 Domestic Marketing Officer Bonus Program (Exhibit 10(g) to Form 8-K dated December 16, 2016).

Exhibit 10(h)	-	National Western Life Insurance Company 2017 International Marketing Officer Bonus Program (Exhibit 10(h) to Form 8-K dated December 16, 2016).

Exhibit 10(i)	-	National Western Life Insurance Company 2017 Officer Bonus Program (Exhibit 10(i) to Form 8-K dated December 16, 2016).

Exhibit 10(e)	-	National Western Life Insurance Company Change in Control & Severance Agreement - dated December 21, 2015

Exhibit 21	-	Subsidiaries of the Registrant.

Exhibit 23(a)	-	Consent of Independent Registered Public Accounting Firm.

Exhibit 31(a)	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	-	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

National Western Life Insurance Company:

Exhibit 3ii(i)	-	Amended and Restated Bylaws of National Western Life Insurance Company, dated March 16, 2015 (incorporated by reference to Exhibit 3ii(i) to the Company's Form 8-K dated March 16, 2015).

Exhibit 3.1	-
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

(c) Financial Statement Schedules

The financial statement schedules required by Regulation S-K are listed as to location in Attachment A, Index to Consolidated Financial Statements, Notes and Schedules, on page 82 of this report.

ATTACHMENT A

All other schedules are omitted because they are not applicable, not required, or because the information required by the schedule is included elsewhere in the Consolidated Financial Statements or notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
National Western Life Group, Inc.

We have audited the accompanying consolidated balance sheets of National Western Life Group, Inc. (formerly National Western Life Insurance Company) (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of earnings, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we have also audited financial statement schedules I, summary of investments other than investments in related parties, and V, valuation and qualifying accounts. These consolidated financial statements and financial statement schedules I and V are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules I and V based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Western Life Group, Inc. as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statements schedule I, summary of investments other than investments in related parties, and V, valuation and qualifying accounts, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National Western Life Group, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (Updated 2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/BKD, LLP
Little Rock, Arkansas
March 10, 2017

NATIONAL WESTERN LIFE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2016 and 2015
(In thousands)

ASSETS	2016	2015

Investments:
Securities held to maturity, at amortized cost (fair value: $7,337,611 and $7,335,436)	$7,159,259	7,173,967
Securities available for sale, at fair value (amortized cost: $2,991,042 and $2,847,414)	3,060,363	2,879,583
Mortgage loans, net of allowance for possible losses ($650 and $650)	174,534	108,311
Policy loans	58,699	61,957
Derivatives, index options	120,644	38,409
Other long-term investments	53,954	26,787

Total investments	10,627,453	10,289,014

Cash and cash equivalents	51,247	106,007
Deferred policy acquisition costs	835,194	853,451
Deferred sales inducements	147,111	159,166
Accrued investment income	99,245	99,619
Federal income tax receivable	—	12,512
Other assets	134,731	92,807

Total assets	$11,894,981	11,612,576

See accompanying notes to Consolidated Financial Statements.

NATIONAL WESTERN LIFE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2016 and 2015
(In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY	2016	2015

LIABILITIES:
Future policy benefits:
Universal life and annuity contracts	$9,722,313	9,561,358
Traditional life reserves	136,782	138,000
Other policyholder liabilities	143,391	155,261
Deferred Federal income tax liability	64,990	49,333
Federal income tax payable	789	—
Other liabilities	104,888	96,638

Total liabilities	10,173,153	10,000,590

COMMITMENTS AND CONTINGENCIES (Notes 4, 7, and 9)

STOCKHOLDERS' EQUITY (Note 10):
Common stock:
Class A - $.01 par value in 2016 and 2015; 7,500,000 shares authorized; 3,436,166 shares issued and outstanding in 2016 and 2015	34	34
Class B - $.01 par value in 2016 and 2015; 200,000 shares authorized, issued, and outstanding in 2016 and 2015	2	2
Additional paid-in capital	41,716	41,716
Accumulated other comprehensive income	10,552	329
Retained earnings	1,669,524	1,569,905

Total stockholders' equity	1,721,828	1,611,986

Total liabilities and stockholders' equity	$11,894,981	11,612,576

See accompanying notes to Consolidated Financial Statements.

NATIONAL WESTERN LIFE GROUP, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
For the Years Ended December 31, 2016, 2015 and 2014
(In thousands except per share amounts)

	2016	2015	2014

Premiums and other revenue:
Universal life and annuity contract charges	$163,447	155,608	150,596
Traditional life premiums	19,276	19,699	19,519
Net investment income	467,674	379,114	505,430
Other revenues	18,901	28,166	21,630
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) (losses) recoveries	110	2,801	(18)
Portion of OTTI losses recognized in other comprehensive income	(110)	(3,053)	(132)
Net OTTI losses recognized in earnings	—	(252)	(150)
Other net investment gains	13,070	7,461	11,755
Total net realized investment gains (losses)	13,070	7,209	11,605

Total revenues	682,368	589,796	708,780

Benefits and expenses:
Life and other policy benefits	65,529	67,452	54,295
Amortization of deferred policy acquisition costs	121,139	120,333	115,154
Universal life and annuity contract interest	248,390	176,901	298,259
Other operating expenses	94,448	78,442	83,551

Total benefits and expenses	529,506	443,128	551,259

Earnings before Federal income taxes	152,862	146,668	157,521

Federal income taxes	51,970	48,272	51,933

Net earnings	$100,892	98,396	105,588

Basic Earnings Per Share:
Class A	$28.53	27.83	29.87
Class B	$14.27	13.91	14.93

Diluted Earnings Per Share:
Class A	$28.53	27.82	29.85
Class B	$14.27	13.91	14.93
See accompanying notes to Consolidated Financial Statements.

NATIONAL WESTERN LIFE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2016, 2015 and 2014
(In thousands)

	2016	2015	2014

Net earnings	$100,892	98,396	105,588

Other comprehensive income (loss), net of effects of deferred costs and taxes:
Unrealized gains (losses) on securities:
Net unrealized holding gains (losses) arising during period	12,621	(39,797)	12,536
Net unrealized liquidity gains (losses)	37	1,022	26
Reclassification adjustment for net amounts included in net earnings	(2,155)	(2,085)	(5,000)
Amortization of net unrealized (gains) losses related to transferred securities	—	—	—

Net unrealized gains (losses) on securities	10,503	(40,860)	7,562

Foreign currency translation adjustments	(164)	140	(556)

Benefit plans:
Amortization of net prior service cost and net gain	(116)	(737)	(3,300)

Other comprehensive income (loss)	10,223	(41,457)	3,706

Comprehensive income (loss)	$111,115	$56,939	109,294

See accompanying notes to Consolidated Financial Statements.

NATIONAL WESTERN LIFE GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2016, 2015 and 2014
(In thousands)

	2016	2015	2014

Common stock:
Balance at beginning of period	$36	3,636	3,635
Reclass par value due to reorganization (see Note 10)	—	(3,600)	—
Shares exercised under stock option plan	—	—	1

Balance at end of period	36	36	3,636

Additional paid-in capital:
Balance at beginning of period	41,716	38,116	37,767
Reclass paid-in capital due to reorganization (see Note 10)	—	3,600	—
Shares exercised under stock option plan	—	—	349

Balance at end of period	41,716	41,716	38,116

Accumulated other comprehensive income (loss):
Unrealized gains (losses) on non-impaired securities:
Balance at beginning of period	12,347	54,229	46,693
Change in unrealized gains (losses) during period	10,466	(41,882)	7,536

Balance at end of period	22,813	12,347	54,229

Unrealized losses on impaired held to maturity securities:
Balance at beginning of period	(240)	(1,262)	(1,287)
Amortization	72	(29)	84
Other-than-temporary impairments, non-credit, net of tax	—	2,013	—
Additional credit loss on previously impaired securities	—	—	—
Change in shadow deferred policy acquisition costs	(35)	(962)	(59)

Balance at end of period	(203)	(240)	(1,262)

Unrealized losses on impaired available for sale securities:
Balance at beginning of period	(1)	(1)	(2)
Change in shadow deferred policy acquisition costs	—	—	(1)
Recoveries, net of tax	—	—	2

Balance at end of period	(1)	(1)	(1)

		(Continued on next page)

NATIONAL WESTERN LIFE GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2016, 2015 and 2014
(In thousands)

	2016	2015	2014

Foreign currency translation adjustments:
Balance at beginning of period	2,825	2,685	3,241
Change in translation adjustments during period	(164)	140	(556)
Balance at end of period	2,661	2,825	2,685

Benefit plan liability adjustment:
Balance at beginning of period	(14,602)	(13,865)	(10,565)
Amortization of net prior service cost and net gain, net of tax	(116)	(737)	(3,300)

Balance at end of period	(14,718)	(14,602)	(13,865)

Accumulated other comprehensive income (loss) at end of period	10,552	329	41,786

Retained earnings:
Balance at beginning of period	1,569,905	1,472,782	1,368,466
Net earnings	100,892	98,396	105,588
Stockholder dividends	(1,273)	(1,273)	(1,272)

Balance at end of period	1,669,524	1,569,905	1,472,782

Total stockholders' equity	$1,721,828	1,611,986	1,556,320

See accompanying notes to Consolidated Financial Statements.

NATIONAL WESTERN LIFE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2016, 2015 and 2014
(In thousands)

	2016	2015	2014

Cash flows from operating activities:
Net earnings	$100,892	98,396	105,588
Adjustments to reconcile net earnings to net cash provided by operating activities:
Universal life and annuity contract interest	248,390	176,901	298,259
Surrender charges and other policy revenues	(44,828)	(20,493)	(12,913)
Realized (gains) losses on investments	(13,070)	(7,209)	(11,605)
Accretion/amortization of discounts and premiums, investments	(176)	525	(653)
Depreciation and amortization	8,057	2,987	3,421
(Increase) decrease in value of derivatives	(28,364)	61,750	(68,616)
(Increase) decrease in deferred policy acquisition and sales inducement costs	9,206	120	(18,336)
(Increase) decrease in accrued investment income	374	(3,492)	(760)
(Increase) decrease in other assets	167	(12,929)	(867)
Increase (decrease) in liabilities for future policy benefits	8,988	12,256	7,698
(Decrease) increase in other policyholder liabilities	(11,871)	16,041	(3,365)
(Decrease) increase in Federal income tax liability	13,301	(15,848)	(6,731)
Increase (decrease) in deferred Federal income tax	10,152	40,017	22,538
(Decrease) increase in other liabilities	7,925	(2,798)	(394)

Net cash provided by operating activities	309,143	346,224	313,264

Cash flows from investing activities:
Proceeds from sales of:
Securities held to maturity	975	—	—
Securities available for sale	15,123	14,203	29,730
Other investments	4,041	3,684	3,399
Proceeds from maturities and redemptions of:
Securities held to maturity	404,802	475,151	445,679
Securities available for sale	191,225	270,044	330,127
Derivatives, index options	21,848	100,050	203,349
Property and equipment	1,528	—	—
Purchases of:
Securities held to maturity	(383,722)	(810,384)	(773,743)
Securities available for sale	(348,174)	(529,242)	(410,127)
Derivatives, index options	(74,658)	(86,927)	(73,318)
Other investments	(29,505)	(4,250)	(376)
Property and equipment	(50,214)	—	—

		(Continued on Next Page)

NATIONAL WESTERN LIFE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2016, 2015 and 2014
(In thousands)

	2016	2015	2014

Principal payments on mortgage loans	18,469	80,047	20,506
Cost of mortgage loans acquired	(84,561)	(38,471)	(37,104)
(Increase) decrease in policy loans	3,258	1,688	2,324

Net cash used in investing activities	(309,565)	(524,407)	(259,554)

Cash flows from financing activities:
Dividends on common stock	(1,273)	(1,273)	(1,273)
Deposits to account balances for universal life and annuity contracts	847,147	918,574	985,003
Return of account balances on universal life and annuity contracts	(899,961)	(910,403)	(880,658)
Issuance of common stock under stock option plan	—	—	350

Net cash provided by (used in) financing activities	(54,087)	6,898	103,422

Effect of foreign exchange	(251)	214	(913)

Net increase (decrease) in cash and cash equivalents	(54,760)	(171,071)	156,219
Cash and cash equivalents at beginning of year	106,007	277,078	120,859

Cash and cash equivalents at end of year	$51,247	106,007	277,078

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$44	30	40
Income taxes	$28,243	24,127	36,123

Noncash operating activities:
Deferral of sales inducements	$(7,620)	(10,854)	(8,003)

See accompanying notes to Consolidated Financial Statements.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Principles of Consolidation. On October 1, 2015, National Western Life Insurance Company ("National Western") completed its previously announced holding company reorganization pursuant to the Agreement and Plan of Merger, dated April 6, 2015, which was approved by the shareholders of National Western at its Annual Meeting of Shareholders held on June 19, 2015. As a result of the reorganization, National Western became a wholly owned subsidiary of National Western Life Group, Inc. ("NWLGI"), a Delaware Corporation, and NWLGI replaced National Western as the publicly held company. Consequently, all filings with the Securities and Exchange Corporation ("SEC") from October 2, 2015 and forward are filed by NWLGI under CIK No. 0001635984.

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

For purposes of filing this Form 10-K for the years ended December 31, 2016, 2015, and 2014, the accompanying Consolidated Financial Statements and notes thereto have been titled "National Western Life Group, Inc." to reflect the current name of the public registrant. All significant intercorporate transactions and accounts have been eliminated in consolidation and references to the "Company" as contained herein refer to the consolidated entity.

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

The table below shows the unrealized gains and losses on available-for-sale securities that were reclassified out of accumulated other comprehensive income for the years ended December 31, 2016, 2015 and 2014.

Affected Line Item In the Consolidated Statements of Earnings	Amount Reclassified from Accumulated Other Comprehensive Income
	Years Ended December 31,
	2016	2015	2014

Other net investment gains (losses)	$3,316	3,459	7,843
Net OTTI losses recognized in earnings	—	(252)	(150)
Earnings before Federal income taxes	3,316	3,207	7,693
Federal income taxes	1,161	1,122	2,693

Net earnings	$2,155	2,085	5,000

NATIONAL WESTERN LIFE GROUP, INC.
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

Although there is credit risk in the event of nonperformance by counterparties to the index options, the Company does not expect any counterparties to fail to meet their obligations, given their high credit ratings.  In addition, credit support agreements are in place with all counterparties for option holdings in excess of specific limits, which may further reduce the Company's credit exposure.  At December 31, 2016 and 2015, the fair value of index options owned by the Company totaled $120.6 million and $38.4 million, respectively.

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

A summary of information relative to deferred policy acquisition costs (DPAC) is provided in the table below.

	Years Ended December 31,
	2016	2015	2014
	(In thousands)

Deferred policy acquisition costs, beginning of year	$853,451	802,919	785,706

Policy acquisition costs deferred:
Agents' commissions	112,048	124,498	134,262
Other	7,808	6,894	7,606

Total costs deferred	119,856	131,392	141,868

Amortization of deferred policy acquisition costs	(121,139)	(120,333)	(115,154)
Adjustments for unrealized (gains) losses on investment securities	(16,974)	39,473	(9,501)

Deferred policy acquisition costs, end of year	$835,194	853,451	802,919

A summary of information relative to deferred sales inducements is provided in the table below.

	Years Ended December 31,
	2016	2015	2014
	(In thousands)

Deferred sales inducements, beginning of year	$159,166	159,766	169,570

Sales inducement costs deferred	19,302	17,704	18,355
Amortization of sales inducements	(26,922)	(28,559)	(26,357)
Adjustments for unrealized (gains) losses on investment securities	(4,435)	10,255	(1,802)

Deferred sales inducements, end of year	$147,111	159,166	159,766

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization of deferred policy acquisition costs increased to $121.1 million in the year ended December 31, 2016 compared to $120.3 million reported in 2015.  Amortization expense in 2016 included prospective unlocking adjustments for the following (a) favorable mortality in the Domestic Life segment which decreased amortization expense by $(8.2) million; (b) International Life segment favorable mortality, increased cost of insurance charges that had been implemented, and higher lapse rates for policies associated with residents that the company ceased accepting applications from, collectively decreasing amortization expense by $(7.3) million; (c) updating surrender and annuitization rates on indexed, single tier, and two tier annuities which increased amortization expense by $3.7 million; and (d) updating DPAC future gross profit projections for universal life insurance riders which had not been previously included in software models which decreased amortization expense by $(2.1) million. Amortization expense in 2015 included two unlocking adjustments. The first unlocking adjustment was for favorable mortality experience on an International Life universal life product which decreased amortization expense by $(7.1) million. The second unlocking adjustment unlocked future expense assumptions pertaining to product development override costs (trailer commissions) in the Annuity segment which increased amortization expense by $5.3 million. Amortization expense in 2014 includes an unlocking adjustment to incorporate premium load increases implemented on several international life contracts which decreased DPAC amortization by $(1.4) million. DPAC true-up adjustments were also recorded in 2016, 2015 and 2014 relative to renewal trailer commissions, partial surrender rates, mortality rates, credited interest rates and earned rates for the current year’s experience resulting in a $3.9 million, $(2.8) million and $(7.2) million increase/(decrease) in amortization expense in 2016, 2015 and 2014, respectively.

Similar to deferred policy acquisition costs, amortization of deferred sales inducements includes true-up and unlocking adjustments. Deferred sales inducement true-up adjustments were recorded in 2016, 2015, and 2014 of $6.2 million, $3.9 million and $1.6 million, respectively, each of which increased contract interest expense. In 2016, the deferred sales inducement balance was unlocked for updating surrender and annuitization rates on annuities as discussed above which increased contract interest expense by $1.7 million. In 2015, the deferred sales inducement balance was unlocked for future expenses assumptions pertaining to product development costs as discussed above. The effect of the prospective unlocking was to decrease the deferred sales inducement balance and increase contract interest expense by $1.8 million. There were no unlocking adjustments during 2014.

Under GAAP, the liability for future policy benefits on traditional products has been calculated using assumptions as to future mortality (based on the 1965-1970, 1975-1980 and 2001 Select and Ultimate mortality tables), interest ranging from 3.25% to 8.00%, and withdrawals based on Company experience. For universal life and annuity contracts, the liability for future policy benefits represents the account balance. Fixed-index products combine features associated with traditional fixed annuities and universal life contracts, with the option to have interest rates linked in part to an equity index.  In accordance with GAAP guidance, the equity return component of such policy contracts must be identified separately and accounted for as embedded derivatives.  The remaining portions of these policy contracts are considered the host contracts and are recorded separately as fixed annuity or universal life contracts. The host contracts are accounted for under GAAP guidance provisions that require debt instrument type accounting.  The host contracts are recorded as discounted debt instruments that are accreted, using the effective yield method, to their minimum account values at their projected maturities or termination dates. The embedded derivatives are recorded at fair value.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

1.  The Company accounts for universal life and annuity contracts based on the provisions of GAAP.  The basic difference between GAAP and statutory accounting practices with respect to certain long-duration contracts is that deposits for universal life and annuity contracts are not reflected as revenues, and surrenders and certain other benefit payments are not reflected as expenses.  Only contracts with no insurance risk qualify for such treatment under statutory accounting practices.  For all other contracts, statutory accounting practices do reflect such items as revenues and expenses.

A summary of direct premiums and deposits collected is provided below.

	Years Ended December 31,
	2016	2015	2014
	(In thousands)

Annuity deposits	$730,740	775,010	833,273
Universal life insurance deposits	250,459	277,229	280,980
Traditional life and other premiums	22,377	23,162	22,651

Totals	$1,003,576	1,075,401	1,136,904

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  The table below provides the Company’s net gain from operations, net income, unassigned surplus (retained earnings) and capital and surplus (stockholders' equity), on the statutory basis used to report to regulatory authorities for the years ended December 31.

	2016	2015	2014
	(In thousands)

Net gain from operations before Federal and foreign income taxes	$124,571	8,139	95,892

Net income	$88,712	7,060	77,220

Unassigned surplus	$1,207,298	1,127,140	1,141,579

Capital and surplus	$1,251,361	1,171,203	1,185,643

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future Consolidated Financial Statements.

(2)  DEPOSITS WITH REGULATORY AUTHORITIES

The following assets were on deposit with state and other regulatory authorities as required by law, at the end of each year.

	December 31,
	2016	2015
	(In thousands)

Debt securities held to maturity	$13,790	15,281
Debt securities available for sale	805	810
Short-term investments	475	475

Totals	$15,070	16,566

(3)  INVESTMENTS

(A)  Investment Income

The major components of net investment income are as follows:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)

Gross investment income:
Debt and equity securities	$416,638	416,633	410,809
Mortgage loans	7,964	10,274	9,847
Policy loans	3,700	3,938	4,252
Derivative gains (losses)	28,364	(61,750)	68,616
Money market investments	668	197	401
Other investment income	11,432	10,939	12,591

Total investment income	468,766	380,231	506,516
Less investment expenses	1,092	1,117	1,086

Net investment income	$467,674	379,114	505,430

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company requires a minimum specified yield on mortgage loan investments determined by reference to currently available debt security instrument yields, plus a desired amount of incremental basis points.  During the past several years, the low interest rate environment has resulted in fewer loan opportunities being available that meet the Company's required rate of return.  However, the Company made a concerted effort to grow this part of its investment portfolio during 2016. Mortgage loans originated by the Company totaled $84.6 million and $38.5 million for the years 2016 and 2015, respectively.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company held net investments in mortgage loans totaling $174.5 million and $108.3 million at December 31, 2016 and 2015, respectively.  The diversification of the portfolio by geographic region, property type, and loan-to-value ratio was as follows:

	December 31, 2016		December 31, 2015
	Amount	%	Amount	%
	(In thousands)		(In thousands)
Mortgage Loans by Geographic Region:
West South Central	$102,531	58.5	$58,002	53.2
East North Central	26,717	15.3	18,477	17.0
South Atlantic	14,130	8.1	3,047	2.8
New England	11,488	6.6	11,830	10.9
Pacific	9,872	5.6	10,101	9.3
East South Central	6,512	3.7	5,818	5.3
Middle Atlantic	2,288	1.3	—	—
Mountain	1,646	0.9	1,686	1.5
Gross balance	175,184	100.0	108,961	100.0

Allowance for possible losses	(650)	(0.4)	(650)	(0.6)

Totals	$174,534	99.6	$108,311	99.4

	December 31, 2016		December 31, 2015
	Amount	%	Amount	%
	(In thousands)		(In thousands)
Mortgage Loans by Property Type:
Retail	$89,947	51.3	$66,237	60.8
Office	57,095	32.6	22,941	21.0
Hotel/Motel	9,708	5.6	1,513	1.4
Land/Lots	4,946	2.8	4,445	4.1
All other	13,488	7.7	13,825	12.7
Gross balance	175,184	100.0	108,961	100.0

Allowance for possible losses	(650)	(0.4)	(650)	(0.6)

Totals	$174,534	99.6	$108,311	99.4

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016		December 31, 2015
	Amount	%	Amount	%
	(In thousands)		(In thousands)
Mortgage Loans by Loan-to-Value Ratio (1):
Less than 50%	$54,783	31.3	$64,986	59.7
50% to 60%	12,946	7.4	9,714	8.9
60% to 70%	76,959	43.9	10,134	9.3
70% to 80%	6,192	3.5	4,843	4.4
80% to 90%	18,688	10.7	19,284	17.7
Greater than 90%	5,616	3.2	—	—
Gross balance	175,184	100.0	108,961	100.0

Allowance for possible losses	(650)	(0.4)	(650)	(0.6)

Totals	$174,534	99.6	$108,311	99.4

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

The Company recognized no valuation losses for the years ended December 31, 2016, 2015 and 2014, respectively.  The current mortgage loan valuation allowance represents a general valuation allowance established for the Company's mortgage loan portfolio based upon the Company's loss experience over the past ten years and is not specifically identified to individual loans. Impairments are based on information which indicated that the Company may not collect all amounts in accordance with the mortgage agreement. While the Company closely monitors its mortgage loan portfolio, future changes in economic conditions can result in impairments beyond those currently identified.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the mortgage loan allowance for the years ended December 31, 2016 and 2015:

	2016	2015
	(In thousands)

Balance, beginning of period	$650	650
Provision	—	—
Releases	—	—

Balance, end of period	$650	650

The Company does not recognize interest income on loans past due 90 days or more.  The Company had no mortgage loan past due six months or more at December 31, 2016, 2015 and 2014.  There was no interest income not recognized in 2016, 2015 and 2014.

The contractual maturities of mortgage loan principal balances at December 31, 2016 and 2015 were as follows:

	December 31, 2016		December 31, 2015
	Amount	%	Amount	%
	(In thousands)		(In thousands)
Principal Balance by Contractual Maturity:
Due in one year or less	$21,595	12.3	$7,950	7.3
Due after one year through five years	36,159	20.6	24,236	22.1
Due after five years through ten years	99,391	56.5	50,431	46.1
Due after ten years through fifteen years	7,200	4.1	7,500	6.9
Due after fifteen years	11,488	6.5	19,284	17.6

Totals	$175,833	100.0	$109,401	100.0

The Company's direct investments in real estate investments are not a significant portion of its total investment portfolio. These investments totaled approximately $31.8 million at December 31, 2016 and $16.3 million at December 31, 2015, and consist primarily of income-producing properties which are being operated by a wholly-owned subsidiary of National Western.  The Company’s real estate holdings are reflected in other long-term investments in the accompanying Consolidated Financial Statements.  The Company records real estate at the lower of cost or fair value less estimated cost to sell, which is determined on an individual asset basis.  The Company recognized operating income on these properties of approximately $2.6 million, $1.8 million and $1.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.  The Company had real estate investments that were non-income producing for the preceding twelve months totaling $0.2 million, $0.9 million and $0.9 million at December 31, 2016, 2015 and 2014, respectively.

The Company monitors the conditions and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition. The Company recorded net realized investment gains on disposals of $2.9 million, $0.0 million and $1.0 million associated with these real estate investments in the years ended December 31, 2016, 2015 and 2014, respectively.  The net realized investment gain on disposed properties in 2016 were located in Brazoria County (Texas), Ruidoso, New Mexico, and Austin, Texas. The realized gains in 2014 were due to disposed properties located in Steubenville, Ohio, Houston, Texas, and Freeport, Texas. During the year ended 2016 the Company purchased two properties, one located in Cypress, Texas and the other in Tupelo, Mississippi for a total of $16.8 million.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(C)  Debt and Equity Securities

The table below presents amortized costs and fair values of securities held to maturity at December 31, 2016.

	Securities Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
U.S. Treasury	$1,333	235	—	1,568
States and political subdivisions	456,069	22,697	(2,841)	475,925
Public utilities	1,087,176	36,904	(3,133)	1,120,947
Corporate	4,237,029	116,720	(29,701)	4,324,048
Residential mortgage-backed	1,367,270	42,345	(6,468)	1,403,147
Home equity	8,826	1,462	—	10,288
Manufactured housing	1,556	132	—	1,688

Totals	$7,159,259	220,495	(42,143)	7,337,611

The table below presents amortized costs and fair values of securities available for sale at December 31, 2016.

	Securities Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
States and political subdivisions	$580	—	(6)	574
Foreign governments	9,956	380	—	10,336
Public utilities	127,181	4,745	(232)	131,694
Corporate	2,802,852	80,414	(22,603)	2,860,663
Residential mortgage-backed	27,110	2,137	(91)	29,156
Home equity	9,341	286	—	9,627
Manufactured housing	—	—	—	—
	2,977,020	87,962	(22,932)	3,042,050

Equity securities	14,022	4,657	(366)	18,313

Totals	$2,991,042	92,619	(23,298)	3,060,363

NATIONAL WESTERN LIFE GROUP, INC.
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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In addition, the Company is exposed to credit risk which is continually monitored.  Credit risk is the risk that an issuer of a security will not be able to fulfill their obligations relative to a security payment schedule.  The Company reviewed pertinent information for all issuers in an unrealized loss position at December 31, 2016 including market pricing history, credit ratings, analyst reports, as well as data provided by the issuers themselves.  The Company then made a determination on each specific issuer relating to other-than-temporary impairment.  For the securities that have not been impaired at December 31, 2016, the Company intends to hold these securities until recovery in fair value and expects to receive all amounts due relative to principal and interest.

The Company held below investment grade debt securities totaling $179.5 million and $160.8 million at December 31, 2016 and 2015, respectively. These amounts represent 1.7% and 1.6% of total invested assets for December 31, 2016 and 2015, respectively.  Below investment grade holdings are the result of downgrades subsequent to purchase, as the Company only invests in high quality securities with ratings quoted as investment grade.  Below investment grade securities generally have greater default risk than higher rated corporate debt.  The issuers of these securities are usually more sensitive to adverse industry or economic conditions than are investment grade issuers.

For the year ended December 31, 2016, the Company recorded net realized gains totaling $13.1 million related to the disposition of investment securities.  The net realized gains included no losses for other-than-temporary impairment write-downs on investments. For the years ended December 2015 and 2014, the Company recorded net realized gains totaling $7.2 million and $11.6 million, respectively, related to disposition of securities.

The following table shows the gross unrealized losses and fair values of the Company's held to maturity investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2016.

	Securities Held to Maturity
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
State and political subdivisions	$80,507	(2,841)	—	—	80,507	(2,841)
Public utilities	162,587	(3,133)	—	—	162,587	(3,133)
Corporate	1,063,194	(22,867)	179,113	(6,834)	1,242,307	(29,701)
Residential mortgage-backed	274,045	(5,989)	8,943	(479)	282,988	(6,468)

Total temporarily impaired securities	$1,580,333	(34,830)	188,056	(7,313)	1,768,389	(42,143)

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the gross unrealized losses and fair values of the Company's available for sale investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2016.

	Securities Available For Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
State and political subdivisions	$574	(6)	—	—	574	(6)
Public utilities	10,765	(232)	—	—	10,765	(232)
Corporate	680,988	(16,427)	106,969	(6,176)	787,957	(22,603)
Residential mortgage-backed	1,292	(91)	—	—	1,292	(91)
Home equity	—	—	—	—	—	—
	693,619	(16,756)	106,969	(6,176)	800,588	(22,932)

Equity securities	4,154	(305)	422	(61)	4,576	(366)

Total temporarily impaired securities	$697,773	(17,061)	107,391	(6,237)	805,164	(23,298)

The Company does not consider securities to be other-than-temporarily impaired where the market decline is attributable to factors such as market volatility, liquidity, spread widening and credit quality where we anticipate a recovery of all amounts due under the contractual terms of the security and have the intent and ability to hold until recovery or maturity.  Based on review in concert with the Company’s ability and intent to hold these securities until maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2016. The Company will monitor the investment portfolio for future changes in issuer facts and circumstances that could result in future impairments beyond those currently identified.

Debt securities. The gross unrealized losses for debt securities are made up of 318 individual issues, or 23.8% of the total debt securities held by the Company. The market value of these bonds as a percent of amortized cost averages 97.5%.  Of the 318 securities, 40, or approximately 12.6%, fall in the 12 months or greater aging category; and 311 were rated investment grade at December 31, 2016.

Equity securities. The gross unrealized losses for equity securities are made up of 29 individual issues. These holdings are reviewed quarterly for impairment. None of the equity securities were other-than-temporarily impaired at December 31, 2016, in accordance with Company policy.

NATIONAL WESTERN LIFE GROUP, INC.
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

Unrealized losses decreased in 2016 from 2015 levels primarily as a result of price recoveries in certain sectors (i.e. oil and gas (energy) and a tightening of spreads on corporate debt securities.  The Company does not consider these investments to be other-than-temporarily impaired because the Company does not intend to sell these securities until recovery in fair value and expects to receive all amounts due relative to principal and interest.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair value of investments in debt securities at December 31, 2016, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Debt Securities Available for Sale		Debt Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Due in 1 year or less	$114,746	116,495	162,955	165,688

Due after 1 year through 5 years	953,350	1,011,700	1,765,478	1,872,300

Due after 5 years through 10 years	1,756,104	1,760,775	3,450,046	3,478,854

Due after 10 years	116,369	114,297	403,128	405,646
	2,940,569	3,003,267	5,781,607	5,922,488

Mortgage and asset-backed securities	36,451	38,783	1,377,652	1,415,123

Total	$2,977,020	3,042,050	7,159,259	7,337,611

The Company uses the specific identification method in computing realized gains and losses.  The table below details the nature of realized gains and losses, excluding impairments, during the year.

	Years Ended December 31,
	2016	2015	2014
	(In thousands)

Available for sale debt securities:
Realized gains on disposal	$2,644	3,378	7,795
Realized losses on disposal	(29)	(74)	(22)
Held to maturity debt securities:
Realized gains on redemption	6,940	4,027	3,453
Realized losses on redemption	(137)	(25)	(17)
Equity securities realized gains	702	155	69
Real estate	2,950	—	955
Mortgage loans	—	—	—
Other	—	—	(478)

Totals	$13,070	7,461	11,755

One small municipal bond was sold out of the held to maturity portfolio during 2016 due to a material deterioration in the creditworthiness of the territory it pertained to. No sales were made out of the held to maturity portfolio in 2015 and 2014.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Except for the total U.S. government agency mortgage-backed securities held, the Company had no other investments in any entity in excess of 10% of stockholders' equity at December 31, 2016 or 2015.

The table below presents net impairment losses recognized in earnings for the periods indicated.

	Years Ended
	2016	2015	2014
	(In thousands)

Total other-than-temporary impairment recoveries (losses) on debt securities	$110	3,053	125
Portion recognized in comprehensive income	(110)	(3,053)	(132)

Net impairment losses on debt securities recognized in earnings	—	—	(7)
Equity securities impairments	—	(252)	(143)

Totals	$—	(252)	(150)

For the years ended December 31, 2016 and December 31, 2015, the Company recovered $0.1 million and $3.1 million, respectively, on previously impaired asset-backed securities. The credit component of the asset-backed securities impairment was determined as the difference between amortized cost and the present value of the cash flows expected to be received, discounted at the original yield. The significant inputs used to project cash flows on asset-backed securities are estimated future prepayment rates, default rates and default loss severity.

The table below presents a roll forward of credit losses on securities for which the Company also recorded non-credit other-than-temporary impairments in other comprehensive loss.

	Year Ended	Year Ended
	December 31, 2016	December 31, 2015
	(In thousands)

Beginning balance, cumulative credit losses related to other-than-temporary impairments	$2,278	2,298
Reductions for securities disposed during current period	(838)	(20)
Additions for OTTI where credit losses have been previously recognized	—	—

Ending balance, cumulative credit losses related to other-than-temporary impairments	$1,440	2,278

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(D)  Net Unrealized Gains (Losses)

Net unrealized gains (losses) on investment securities included in stockholders' equity at December 31, 2016 and 2015, are as follows:

	December 31,
	2016	2015
	(In thousands)

Gross unrealized gains	$92,255	87,493
Gross unrealized losses	(23,563)	(56,064)
Adjustments for:
Deferred policy acquisition costs and sales inducements	(33,909)	(12,804)
Deferred Federal income tax expense	(12,174)	(6,519)
	22,609	12,106

Net unrealized gains related to securities transferred to held to maturity	—	—

Net unrealized gains on investment securities	$22,609	12,106

(E)  Transfer of Securities

For the year ended December 31, 2015, the Company transferred one security with an amortized value of $9.1 million from the held to maturity portfolio to the available for sale portfolio. The security had been downgraded to a CCC rating in the period transferred and was at risk for transitioning to a lower rating due to certain credit-related events. There were no transfers in 2016 or 2014 between held to maturity and available for sale.

(4)  REINSURANCE

Effective January 1, 2011, the Company began reinsuring any risk on any one life in excess of $500,000.  The Company's general policy prior to that date was to reinsure that portion of any risk in excess of $250,000 on the life of any one individual.  Total life insurance in force was $20.9 billion and $22.0 billion at December 31, 2016 and 2015, respectively.  Of these amounts, life insurance in force totaling $4.7 billion and $5.0 billion was ceded to reinsurance companies on a yearly renewable term basis at December 31, 2016 and 2015, respectively.  In accordance with the reinsurance contracts, reinsurance receivables including amounts related to claims incurred but not reported and liabilities for future policy benefits totaled $2.0 million and $3.7 million at December 31, 2016 and 2015, respectively. Premiums and contract revenues were reduced by $19.7 million, $19.1 million and $19.0 million for reinsurance premiums ceded during 2016, 2015 and 2014, respectively. Benefit expenses were reduced by $12.0 million, $14.2 million and $6.4 million, for reinsurance recoveries during 2016, 2015 and 2014, respectively. A contingent liability exists with respect to reinsurance, as the Company remains liable if the reinsurance companies are unable to perform and meet their obligations under the existing agreements.  The Company does not assume reinsurance.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)  FEDERAL INCOME TAXES

Total Federal income taxes were allocated as follows:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)

Taxes (benefits) on earnings from continuing operations:
Current	$41,544	8,279	29,395
Deferred	10,426	39,993	22,538

Taxes on earnings	51,970	48,272	51,933

Taxes (benefits) on components of stockholders' equity:
Net unrealized gains and losses on securities available for sale	5,382	(22,014)	4,072
Foreign currency translation adjustments	(88)	75	(358)
Change in benefit plan liability	(62)	(397)	(1,777)

Total Federal income taxes (benefit)	$57,202	25,936	53,870

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

	Years Ended December 31,
	2016	2015	2014
	(In thousands)

Income tax expense at statutory rate of 35%	$53,502	51,334	55,133
Dividend received deduction	(850)	(1,194)	(1,076)
Tax exempt interest	(2,193)	(2,195)	(2,155)
Tax adjustment on foreign currency	—	618	(358)
Adjustments pertaining to prior tax years	1,076	(296)	1
Nondeductible insurance	160	160	160
Nondeductible expenses	588	261	277
Other, net	(313)	(416)	(49)

Taxes on earnings from continuing operations	$51,970	48,272	51,933

There were no deferred taxes attributable to enacted tax rate changes for the years ended December 31, 2016, 2015 and 2014.

The Company expects its effective tax rate to be less than the statutory rate of 35% due to recurring permanent differences that reduce tax expense, principally tax exempt interest income and the dividend received deduction.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2016 and 2015 are presented below.

	December 31,
	2016	2015
	(In thousands)

Deferred tax assets:
Future policy benefits, excess of financial accounting liabilities over tax liabilities	$254,329	251,701
Investment securities write-downs for financial accounting purposes	602	3,493
Benefit plan liabilities	13,485	12,397
Accrued operating expenses recorded for financial accounting purposes not currently tax deductible	7,235	4,859
Foreign currency translation adjustments	—	5,098
Accrued and unearned investment income recognized for tax purposes and deferred for financial accounting purposes	420	334
Other	401	5

Total gross deferred tax assets	276,472	277,887

Deferred tax liabilities:
Deferred policy acquisition and sales inducement costs, principally expensed for tax purposes	(307,725)	(309,476)
Debt securities, principally due to deferred market discount for tax	(12,147)	(9,182)
Real estate, principally due to adjustments for financial accounting purposes	(498)	(1,025)
Net unrealized gains on securities available for sale	(12,174)	(6,519)
Foreign currency translation adjustments	(1,433)	—
Fixed assets, due to different depreciation bases	(7,468)	(492)
Other	(17)	(526)

Total gross deferred tax liabilities	(341,462)	(327,220)

Net deferred tax liabilities	$(64,990)	(49,333)
There were no valuation allowances for deferred tax assets at December 31, 2016 and 2015.  In assessing deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is primarily dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and available tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

In accordance with GAAP, the Company assessed whether it had any significant uncertain tax positions related to open examination or other IRS issues and determined that there were none.  Accordingly, no reserve for uncertain tax positions has been recorded.   Should a provision for any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company's policy to accrue for such in its income tax accounts. There were no such accruals as of December 31, 2016 or 2015. The Company and its corporate subsidiaries file a consolidated U.S. Federal income tax return, which is subject to examination for all years after 2012.

NATIONAL WESTERN LIFE GROUP, INC.
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

(6)  INFORMATION REGARDING CONTROLLING STOCKHOLDER

Robert L. Moody, Chairman Emeritus of the Board of Directors of NWLGI, owns 99.0% of the total outstanding shares of the Company's Class B common stock and 33.7% of the Class A common stock as of December 31, 2016.

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

Obligations and Funded Status

	December 31,
	2016	2015
	(In thousands)

Changes in projected benefit obligations:
Projected benefit obligations at beginning of year	$25,470	23,328
Service cost	105	205
Interest cost	1,000	983
Actuarial gain (loss)	(540)	2,358
Benefits paid	(1,482)	(1,404)

Projected benefit obligations at end of year	24,553	25,470

Changes in plan assets:
Fair value of plan assets at beginning of year	18,115	19,646
Actual return on plan assets	1,499	(127)
Contributions	147	—
Benefits paid	(1,482)	(1,404)

Fair value of plan assets at end of year	18,279	18,115

Funded status at end of year	$(6,274)	(7,355)

The service cost shown above for each year represents plan expenses expected to be paid out of plan assets. Under the clarified rules of the Pension Protection Act, plan expenses paid from plan assets are to be included in the plan's service cost component.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2016	2015
	(In thousands)

Amounts recognized in the Company's Consolidated Financial Statements:
Assets	$—	—
Liabilities	(6,274)	(7,355)

Net amount recognized	$(6,274)	(7,355)

Amounts recognized in accumulated other comprehensive income:
Net loss	$9,443	11,039
Prior service cost	—	—

Net amount recognized	$9,443	11,039

The accumulated benefit obligation was $24.6 million and $25.5 million at December 31, 2016 and 2015, respectively.

Components of Net Periodic Benefit Cost

	Years Ended December 31,
	2016	2015	2014
	(In thousands)

Components of net periodic benefit costs:
Interest cost	$1,000	983	958
Service cost	105	205	168
Expected return on plan assets	(1,215)	(1,320)	(1,278)
Amortization of prior service cost	—	3	4
Amortization of net loss	772	784	422

Net periodic benefit cost	662	655	274

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net loss (gain)	(824)	3,806
Amortization of prior service cost	—	(3)
Amortization of net loss (gain)	(772)	(784)

Total recognized in other comprehensive income	(1,596)	3,019

Total recognized in net periodic benefit cost and other comprehensive income	$(934)	3,674

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated net loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost over 2017, based on the average expected future service of plan participants, is $620,600.  The estimated prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost over 2017 will be minimal.

Assumptions

	December 31,
	2016	2015

Weighted-average assumptions used to determine benefit obligations:
Discount rate	4.00%	4.00%
Rate of compensation increase	n/a	n/a

	December 31,
	2016	2015	2014

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	4.00%	3.75%	4.60%
Expected long-term return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	n/a	n/a	n/a

The assumed long-term rate of return on plan assets is generally set at the rate expected to be earned based on the long-term investment policy of the plan and the various classes of invested funds, based on the input of the plan’s investment advisors and consulting actuary and the plan’s historic rate of return.  As of December 31, 2016, the plan’s average 10-year and inception-to-date returns were 5.66% and 7.02%, respectively.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Plan Assets

As discussed in Note 14, Fair Values of Financial Instruments, the Company adopted GAAP guidance which defines fair value and establishes a framework for measuring fair value of financial assets.  Using this guidance, the Company has categorized its pension plan assets into a three level hierarchy, based on the priority of inputs to the valuation process.  The fair value hierarchy classifications are reviewed annually. Reclassification of certain financial assets and liabilities may result based on changes in the observability of valuation attributes.  The following table sets forth the Company’s pension plan assets within the fair value hierarchy as of December 31, 2016.

	December 31, 2016
	Total	Level 1	Level 2	Level 3
	(In thousands)

Cash	$1,279	1,279	—	—
Equity securities
Domestic	11,101	11,101	—	—
International	229	229	—	—
Debt securities
U.S. government agencies	—	—	—	—
Corporate bonds	5,670	—	5,670	—

Total	$18,279	12,609	5,670	—

	December 31, 2015
	Total	Level 1	Level 2	Level 3
	(In thousands)

Cash	$778	778	—	—
Equity securities
Domestic	10,684	10,684	—	—
International	382	382	—	—
Debt securities
U.S. government agencies	—	—	—	—
Corporate bonds	6,271	—	6,271	—

Total	$18,115	11,844	6,271	—

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The plan’s weighted-average asset allocations by asset category have been as follows:

	December 31,
	2016	2015	2014

Asset Category:
Equity securities	62%	61%	64%
Debt securities	31%	35%	32%
Cash and cash equivalents	7%	4%	4%

Total	100%	100%	100%

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

The Pension Plan is a highly diversified portfolio, the 93% of the pension assets not invested in cash are allocated among 207 different investments, with no single credit representing more than 2.4% of the fair value of the portfolio.  The investment policy statement sets forth the following acceptable ranges for each asset's class.

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

Contributions

National Western does not expect to contribute to the plan during 2017 although additional amounts may be contributed.  The plan’s funding status is reviewed periodically throughout the year by National Western’s Pension Plan Committee.  The company intends to contribute at least the minimum amounts necessary for tax compliance and to maintain an Adjusted Funding Target Attainment Percentage (AFTAP) of over 80% to meet the Pension Protection Act Plan’s threshold.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2017	$1,508
2018	1,483
2019	1,471
2020	1,466
2021	1,455
2022-2026	6,920

National Western also sponsors three non-qualified defined benefit pension plans. The first plan covers certain senior officers and provides benefits based on the participants' years of service and compensation.  The primary pension obligations and administrative responsibilities of the plan are maintained by a pension administration firm, which is a subsidiary of American National Insurance Company ("ANICO"), a related party. ANICO has guaranteed the payment of pension obligations under the plan.  However, the company has a contingent liability with respect to the plan should these entities be unable to meet their obligations under the existing agreements. Also, the company has a contingent liability with respect to the plan in the event that a plan participant continues employment with National Western beyond age seventy, the aggregate average annual participant salary increases exceed 10% per year, or any additional employees become eligible to participate in the plan.  If any of these conditions are met, the company would be responsible for any additional pension obligations resulting from these items.  Amendments were made to this plan to allow an additional employee to participate and to change the benefit formula for the then Chairman of the company.  As previously mentioned, these additional obligations are a liability to the company.  Effective December 31, 2004, this plan was frozen with respect to the continued accrual of benefits of the then Chairman and the then President of the company in order to comply with law changes under the American Jobs Creation Act of 2004 ("Act").

Effective July 1, 2005, National Western established a second non-qualified defined benefit plan for the benefit of the then Chairman of the company.  This plan is intended to provide for post-2004 benefit accruals that mirror and supplement the pre-2005 benefit accruals under the previously discussed non-qualified plan, while complying with the requirements of the Act.

Effective November 1, 2005, National Western established a third non-qualified defined benefit plan for the benefit of the then President of the company.  This plan is intended to provide for post-2004 benefit accruals that supplement the pre-2005 benefit accruals under the first non-qualified plan as previously discussed, while complying with the requirements of the Act.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A detail of plan disclosures related to the amendments of the original plan and the additional two plans is provided below:

Obligations and Funded Status

	December 31,
	2016	2015
	(In thousands)

Changes in projected benefit obligations:
Projected benefit obligations at beginning of year	$22,735	24,145
Service cost	438	256
Interest cost	1,058	876
Actuarial (gain) loss	3,983	(560)
Benefits paid	(1,982)	(1,982)

Projected benefit obligations at end of year	26,232	22,735

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Contributions	1,982	1,982
Benefits paid	(1,982)	(1,982)

Fair value of plan assets at end of year	—	—

Funded status at end of year	$(26,232)	(22,735)

	December 31,
	2016	2015
	(In thousands)

Amounts recognized in the Company's Consolidated Financial Statements:
Assets	$—	—
Liabilities	(26,232)	(22,735)

Net amount recognized	$(26,232)	(22,735)

Amounts recognized in accumulated other comprehensive income:
Net loss	$11,865	9,885
Prior service cost	641	700

Net amount recognized	$12,506	10,585

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accumulated benefit obligation was $18.5 million and $19.5 million at December 31, 2016 and 2015, respectively.

Components of Net Periodic Benefit Cost

	Years Ended December 31,
	2016	2015	2014
	(In thousands)

Components of net periodic benefit cost:
Service cost	$438	256	294
Interest cost	1,058	876	1,003
Amortization of prior service cost	59	59	59
Amortization of net loss	2,003	1,514	1,294

Net periodic benefit cost	3,558	2,705	2,650

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net (gain) loss	3,983	(560)
Amortization of prior service cost	(59)	(59)
Amortization of net (gain) loss	(2,003)	(1,514)

Total recognized in other comprehensive income	1,921	(2,133)

Total recognized in net periodic benefit cost and other comprehensive income	$5,479	572

The estimated net loss to be amortized from accumulated other comprehensive income into net periodic benefit cost over 2017, based on the average expected future service of plan participants, is $1,705,100.  The estimated prior service cost to be amortized from accumulated other comprehensive income into net periodic benefit cost over 2017 will be $59,163.

Assumptions

	December 31,
	2016	2015

Weighted-average assumptions used to determine benefit obligations:
Discount rate	4.00%	4.00%
Rate of compensation increase	8.00%	4.00%

	December 31,
	2016	2015	2014

Weighted-average assumptions used to determine net periodic benefit costs:
Discount rate	4.00%	3.75%	4.60%
Expected long-term return on plan assets	n/a	n/a	n/a
Rate of compensation increase	8.00%	4.00%	4.00%

The plan is unfunded and therefore no assumption has been made related to the expected long-term return on plan assets.

Plan Assets

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The plan is unfunded and therefore had no assets at December 31, 2016 or 2015.

Contributions

National Western expects to contribute approximately $2.0 million to the plan in 2017.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2017	$1,982
2018	1,982
2019	1,982
2020	1,982
2021	1,982
2022-2026	9,908

(B)  Defined Contribution Pension Plans

In addition to the defined benefit pension plans, National Western sponsors a qualified 401(k) plan for substantially all employees and a non-qualified deferred compensation plan primarily for senior officers.  The company made annual contributions to the 401(k) plan in 2016, 2015, and 2014 of up to four percent of each employee's compensation, based on the employee's personal level of salary deferrals to the plan. All company contributions are subject to a vesting schedule based on the employee's years of service. For the years ended December 31, 2016, 2015 and 2014, company contributions totaled $420,600, $489,000 and $491,000, respectively.

The non-qualified deferred compensation plan was established to allow eligible employees to defer the payment of a percentage of their compensation and to provide for additional company contributions. Company contributions are subject to a vesting schedule based on the employee's years of service. For the years ended December 31, 2016, 2015 and 2014, company contributions totaled $95,053, $103,667, and $99,000, respectively.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(C)  Postretirement Employment Plans Other Than Pension

National Western sponsors a health care plan that was amended in 2004 to provide postretirement benefits to certain fully-vested individuals.  The plan is unfunded.  The company uses a December 31 measurement date for the plan.  A detail of plan disclosures related to the plan is provided below:

Obligations and Funded Status

	December 31,
	2016	2015
	(In thousands)

Changes in projected benefit obligations:
Projected benefit obligations at beginning of year	$3,307	2,890
Interest cost	121	130
Actuarial loss (gain)	(44)	412
Benefits paid	(18)	(125)

Projected benefit obligations at end of year	3,366	3,307

Changes in plan assets:
Fair value of plan assets at beginning of year	—	—
Contributions	18	125
Benefits paid	(18)	(125)

Fair value of plan assets at end of year	—	—

Funded status at end of year	$(3,366)	(3,307)

	December 31,
	2016	2015
	(In thousands)

Amounts recognized in the Company's Consolidated Financial Statements:
Assets	$—	—
Liabilities	(3,366)	(3,307)

Net amount recognized	$(3,366)	(3,307)

Amounts recognized in accumulated other comprehensive income:
Net loss	$436	480
Prior service cost	258	361

Net amount recognized	$694	841

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of Net Periodic Benefit Cost

	Years Ended December 31,
	2016	2015	2014
	(In thousands)

Components of net periodic benefit cost:
Interest cost	$121	130	111
Amortization of prior service cost	103	103	103
Amortization of net loss	—	61	(4)

Net periodic benefit cost	224	294	210

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net (gain) loss	(44)	412
Amortization of prior service cost	(103)	(103)
Amortization of net (gain) loss	—	(61)

Total recognized in other comprehensive income	(147)	248

Total recognized in net periodic benefit cost and other comprehensive income	$77	542

The estimated net loss to be amortized from accumulated other comprehensive income into net periodic benefit cost over 2017, based on the average expected future service of plan participants, is $17,000.  The estimated prior service cost to be amortized from accumulated other comprehensive income into net periodic benefit cost over 2017 will be $103,000.

Assumptions

	December 31,
	2016	2015

Weighted-average assumptions used to determine benefit obligations:
Discount rate	4.00%	4.00%
Expected long-term return on plan assets	n/a	n/a

For measurement purposes, an 10% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2017 and future years.

Assumed health care trend rates have a significant effect on the amounts reported for the health care plans.  A one percentage point change in assumed health care cost trend rates would have the following effects for the years ended.

	December 31, 2016		December 31, 2015
	1% Point Increase	1% Point Decrease	1% Point Increase	1% Point Decrease
	(In thousands)
Effect on total of service and interest cost components	$31	(23)	35	(26)

Effect on postretirement benefit obligation	$801	(611)	913	(679)

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Plan Assets

The plans are unfunded and therefore had no assets at December 31, 2016 and 2015.

Contributions

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2017	$71
2018	77
2019	84
2020	90
2021	97
2022-2026	511

(8)  SHORT-TERM BORROWINGS

National Western has available a $40 million bank line of credit (with Moody National Bank, a related party) primarily for cash management purposes.  The Company is required to maintain a collateral security deposit in trust with the sponsoring bank having a fair value equal to 110% of any outstanding liability. The Company had no outstanding borrowings with the bank at December 31, 2016 or 2015.  The Company had assets having an amortized value of $43.4 million (fair value of $45.1 million ) on deposit with the lender at year-end 2016.

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

On October 26, 2011 the Brazilian Superintendence of Private Insurance (“SUSEP”) attempted to serve National Western with a subpoena regarding an administrative proceeding initiated by SUSEP in which it alleged that National Western was operating as an insurance company in Brazil without due authorization. National Western had been informed that SUSEP was attempting to impose a penal fine, based on currency exchange rates at that time, of approximately $6.0 billion on the company.  SUSEP unsuccessfully attempted to serve National Western with notice regarding this matter.  National Western does not transact business in Brazil and has no officers, employees, property, or assets in Brazil. National Western believes that SUSEP has no jurisdiction over the company, that SUSEP's attempts at service of process were invalid, and that any penal fine would be unenforceable.  In addition, a new law recently enacted in Brazil would limit the amount of any penal fine to 3 million reais (approximately $960,000 based on current exchange rates). For the reasons described above, the Company does not believe that this matter meets the definition of a material pending legal proceeding as such term is defined in Item 103 of Regulation S-K but has included the foregoing description solely due to the purported amount of the fine sought at that time. Despite SUSEP's lack of jurisdiction over National Western and absence of National Western officers, employees, property, or assets in Brazil, SUSEP affirmed its imposition of a penal fine against National Western, but in the reduced amount of 3 million reais (approximately $960,000). In light of the substantial reduction in the proposed penal fine by SUSEP, during the fourth quarter of 2016 National Western paid the penal fine in the reduced amount under protest and thereby retained its rights to seek judicial review in Brazil of the merits of the SUSEP charges. In consideration of these developments, National Western has ceased accepting new applications from residents in Brazil.

National Western was the named defendant in the case of Damaris Maldonado Vinas, et al. vs. National Western Life Insurance, in which the plaintiffs, after National Western had paid the death benefits to the beneficiary (Francisco Iglesias-Alvarez) upon the

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

annuitant’s (Carlos Iglesias-Alvarez) death, sought to annul two annuity policies issued by National Western at the behest of Carlos Iglesias-Alvarez and which named Francisco Iglesias-Alvarez as their beneficiary.  On March 31, 2016, the United States District Court for the District of Puerto Rico (the “Court”) issued its Opinion and Order on the pending Motions for Summary Judgment submitted by the parties, and therein denied National Western’s motion and granted plaintiffs’ motion voiding the two annuities and requesting a refund of the premiums paid ($2.9 million).  National Western vigorously defended the case and believes that the Court’s Opinion and Order is contrary to applicable law.  As such, National Western filed a Motion for Reconsideration of Opinion and Order and Corresponding Judgment with the Court on April 27, 2016, which the Court denied on May 5, 2016. National Western filed a Notice of Appeal on June 10, 2016, filed its Appeal Brief on September 12, 2016, and oral arguments with the U.S. Court of Appeals for the First Circuit were held March 9, 2017.

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

The Company had $8.2 million in commitments to fund new loans and $0.9 million in commitments to extend credit relating to existing loans at December 31, 2016. The Company evaluates each customer's creditworthiness on a case-by-case basis.

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

The Company estimates its liabilities for guaranty association assessments by using the latest information available from the National Organization of Life and Health Insurance Guaranty Associations.  The Company monitors and revises its estimates for assessments as additional information becomes available which could result in changes to the estimated liabilities.  As of December 31, 2016, 2015 and 2014, liabilities for guaranty association assessments totaled $0.3 million, $0.3 million and $0.3 million, respectively. Other operating expenses related to state guaranty association assessments were minimal for the years ended December 31, 2016, 2015 and 2014.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(D)  Leases

The Company leases various computers and other office related equipment under operating leases. Rental expenses for these leases were $0.2 million, $0.2 million and $0.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.  The Company's future annual lease obligations as of December 31, 2016 are in the table below (in thousands).

2017	$289
2018 and thereafter	772

Total	$1,061

(E)  Compensation Plan

Effective January 1, 2006, the Company implemented a non-qualified deferred compensation plan to provide incentive bonuses to eligible agents.  Agents qualified for participation by attaining certain sales goals each year.  Company contributions were subject to a vesting schedule based on the agents’ number of years of qualification in the plan.  The Company completed termination of the plan in 2015, paying out approximately $1.8 million of vested balances in the year ended December 31, 2015, and recaptured nonvested amounts of approximately $1.3 million.

(10)  STOCKHOLDERS' EQUITY

(A)  Changes in Common Stock Shares Outstanding

Details of changes in shares of common stock outstanding are provided below.

	Years Ended December 31,
	2016	2015	2014
	(In thousands)

Common stock shares outstanding:
Shares outstanding at beginning of year	3,636	3,636	3,635
Shares exercised under stock option plan	—	—	1

Shares outstanding at end of year	3,636	3,636	3,636

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

(B)  Dividend Restrictions

National Western is restricted by state insurance laws as to dividend amounts which may be paid to stockholders without prior approval from the Colorado Division of Insurance.  The restrictions are based on the greater of statutory earnings from operations excluding capital gains or 10% of statutory surplus of the Company.  The maximum dividend payment which may be made without prior approval in 2017 is $125.0 million.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As discussed in Note 1 Consolidation and Basis of Presentation, on October 1, 2015, National Western completed its previously announced holding company reorganization and became a wholly owned subsidiary of NWLGI. While remaining under the same Colorado Division of Insurance restrictions pertaining to dividend amounts, dividends declared by National Western from that date forward are payable entirely to NWLGI as the sole owner.

On October 21, 2016, the Board of Directors of NWLGI declared a cash dividend to stockholders on record as of November 9, 2016 which was paid December 2, 2016.  The dividends approved were $0.36 per common share to Class A stockholders and $0.18 per common share to Class B stockholders.  A dividend in the same amounts per share on Class A and Class B shares was declared in October and paid in December of 2015.

The Board of Directors of National Western declared a $3.0 million ordinary cash dividend on August 19, 2016 which was paid on October 3, 2016 to NWLGI. In 2015, the Board of Directors of National Western declared a $3.5 million ordinary cash dividend on October 2nd which was paid October 16, 2015 to NWLGI. Also in 2015, the Board of Directors of National Western declared a $15.5 million property dividend of its wholly owned subsidiaries, NWL Investments, Inc., NWL Services, Inc., and Regent Care San Marcos Holdings, LLC., which were transferred to NWLGI on December 18, 2015. Dividends paid from National Western to NWLGI are eliminated in consolidation.

(C)  Regulatory Capital Requirements

The Colorado Division of Insurance imposes minimum risk-based capital requirements on insurance companies that were developed by the National Association of Insurance Commissioners ("NAIC").  The formulas for determining the amount of risk-based capital ("RBC") specify various weighting factors that are applied to statutory financial balances or various levels of activity based on the perceived degree of risk.  Regulatory compliance is determined by a ratio of National Western's regulatory total adjusted capital to its authorized control level RBC, as defined by the NAIC.  Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action.  National Western's current authorized control level RBC of $106.8 million is significantly below its regulatory total adjusted capital of $1.3 billion.

(D)  Share-Based Payments

Pursuant to the terms of the 2015 reorganization, NWLGI assumed from National Western currently existing share-based compensation plans. The first stock and incentive plan assumed, which began on April 21, 1995 ("1995 Plan"), provided for the grant of any or all of the following types of awards to eligible employees: (1) stock options, including incentive stock options and non-qualified stock options; (2) stock appreciation rights, in tandem with stock options or freestanding; (3) restricted stock; and (4) performance awards. The Company issued only non-qualified stock options under the 1995 Plan. The 1995 Plan was amended on June 25, 2004 to extend the termination date to April 20, 2010. At December 31, 2016, the number of outstanding stock options previously granted under the 1995 Plan was 13,268.

Effective June 20, 2008, National Western’s shareholders approved a 2008 Incentive Plan (“2008 Plan”). The 2008 Plan is substantially similar to the 1995 Plan and authorized as eligible for issue Class A, currently $0.01 par value, common stock shares not to exceed 300,000. This plan was also assumed by NWLGI from National Western pursuant to the terms of the reorganization.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2006, National Western adopted and implemented a limited stock buy-back program with respect to the 1995 Plan which provides option holders the additional alternative of selling shares acquired through the exercise of options directly back to the company. Option holders may elect to sell such acquired shares back to the company at any time within ninety (90) days after the exercise of options at the prevailing market price as of the date of notice of election. The buy-back program did not alter the terms and conditions of the Plan, however the program necessitated a change in accounting from the equity classification to the liability classification. In 2008, National Western implemented another limited stock buy-back program, substantially similar to the 2006 program, for shares issued under the 2008 Plan. These plans were assumed as well by NWLGI from National Western pursuant to the terms of the reorganization.

On February 17, 2016, the Company granted 14,643 SARs to officers of National Western at the closing market price per Class A common share of $216.48. These SARs, unlike prior grants, will vest annually at a rate of 33.3% per year from the date of grant. No stock option or SAR awards were issued during 2015.

On June 15, 2016, stockholders of NWLGI approved the Incentive Plan, which is a stock and incentive plan essentially similar to the 2008 Plan. The Incentive Plan includes additional provisions, most notably regarding the definition of performance objectives which could be used in the issuance of the fourth type of award noted above (performance awards). While not previously utilized, the Incentive Plan allows for certain other share or unit awards which are solely paid out in cash based on the value of the Company's shares, or changes therein, as well as the financial performance of the Company under predetermined target performance metrics. Certain awards, such as restricted stock units (RSUs) provide solely for cash settlement based upon the market price of the Company's Class A commons shares, often referred to as "phantom stock-based awards". Unlike share-settled awards, which have a fixed grant-date fair value, the fair value of unsettled or unvested liability awards is remeasured at the end of each reporting period based on the change in fair value of a share. The liability and corresponding expense are adjusted accordingly until the award is settled. Other awards may involve performance share units (PSUs) which are units granted at a specified dollar amount per unit, typically linked to the Company's Class A common share price, that are subsequently multiplied by an attained performance factor to derive the number of PSUs to be paid as cash compensation at the vesting date.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company uses the current fair value method to measure compensation cost for awards granted under the share-based plans. As of December 31, 2016, the liability balance was $12.0 million versus $6.2 million as of December 31, 2015. A summary of shares available for grant and activity is detailed below.

		Options Outstanding
	Shares Available For Grant	Shares	Weighted-Average Exercise Price
Stock Options:
Balance at January 1, 2016	291,000	27,768	$243.26
Exercised	—	(8,000)	$249.25
Forfeited	—	(500)	$255.13
Expired	—	—	$—
Stock options granted	—	—	$—

Balance at December 31, 2016	291,000	19,268	$240.47

	Liability Awards
	SAR	RSU	PSU

Balance at January 1, 2016	86,261	—	—
Exercised	(19,543)	—	—
Forfeited	(4,183)	(195)	(301)
Granted	14,643	6,224	5,727

Balance at December 31, 2016	77,178	6,029	$5,426

The total intrinsic value of options exercised was $3.6 million, $0.7 million, and $1.1 million for the years ended December 31, 2016, 2015, and 2014 respectively. The total share-based liabilities paid were $3.6 million, $0.7 million, and $1.1 million for the years ended December 31, 2016, 2015, and 2014, respectively. For the years ended December 31, 2016, 2015, and 2014 the total cash received by the Company from the exercise of options under the Plan was $0.0 million, $0.2 million, and $0.0 million, respectively. The total fair value of shares vested during the years ended December 31, 2016, 2015, and 2014 was $1.5 million, $1.1 million, and $1.1 million, respectively.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options and SARs outstanding at December 31, 2016.

	Options and SARs Outstanding
	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable

Exercise prices:
255.13 (options)	13,268	1.3 years	13,268
208.05 (options)	6,000	1.5 years	6,000
114.64 (SARs)	12,150	2.1 years	12,150
132.56 (SARs)	22,068	5.0 years	14,062
210.22 (SARs)	29,100	6.9 years	7,100
216.48 (SARs)	13,860	9.1 years	—

Totals	96,446		52,580

Aggregate intrinsic value
(in thousands)	$11,906		$6,959

The aggregate intrinsic value in the table above is based on the closing stock price of $310.80 per share on December 31, 2016.

In estimating the fair value of the options/SARs outstanding at December 31, the Company employed the Black-Scholes option pricing model with assumptions as detailed below.

	December 31, 2016	December 31, 2015

Expected term of options	1.3 to 9.1 years	2.3 to 8.0 years
Expected volatility:
Range	22.53% to 28.81%	21.11% to 37.77%
Weighted-average	23.83%	23.89%
Expected dividend yield	0.12%	0.14%
Risk-free rate:
Range	0.54% to 1.52%	0.22% to 1.67%
Weighted-average	1.03%	0.63%

The Company reviewed the contractual term relative to the options as well as perceived future behavior patterns of exercise. Volatility is based on the Company’s historical volatility over the expected term.

The pre-tax compensation expense/(benefit) recognized in the Consolidated Financial Statements related to the two Plans was $7.9 million, $(0.9) million and $4.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. The related tax (benefit)/expense recognized was $(2.8) million, $0.3 million and $(1.5) million for the years ended December 31, 2016, 2015 and 2014, respectively.

For the years ended December 31, 2016, 2015 and 2014, the total pre-tax compensation expense related to nonvested options not yet recognized was $2.3 million, $1.4 million and $2.3 million, respectively.  This amount is expected to be recognized over a weighted-average period of 1.6 years.  The Company recognizes compensation cost over the graded vesting periods.

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

	Years Ended December 31,
	2016		2015		2014
	Class A	Class B	Class A	Class B	Class A	Class B
	(In thousands except per share amounts)
Numerator for Basic and Diluted Earnings Per Share:
Net income	$100,892		98,396		105,588
Dividends – Class A shares	(1,237)		(1,237)		(1,237)
Dividends – Class B shares	(36)		(36)		(36)

Undistributed income	$99,619		97,123		104,315

Allocation of net income:
Dividends	$1,237	36	1,237	36	1,237	36
Allocation of undistributed income	96,802	2,817	94,376	2,747	101,365	2,950

Net income	$98,039	2,853	95,613	2,783	102,602	2,986

Denominator:
Basic earnings per share - weighted-average shares	3,436	200	3,436	200	3,436	200
Effect of dilutive stock options	1	—	1	—	1	—

Diluted earnings per share - adjusted weighted-average shares for assumed conversions	3,437	200	3,437	200	3,437	200

Basic earnings per share	$28.53	14.27	27.83	13.91	29.87	14.93

Diluted earnings per share	$28.53	14.27	27.82	13.91	29.85	14.93

Stock options that were outstanding during the years ended December 31, 2016 and 2015, but were not included in the computation of diluted earnings per share because the effect was anti-dilutive were approximately 17,200 and 21,000 respectively.

NATIONAL WESTERN LIFE GROUP, INC.
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

This guidance affects the Company's reporting presentation of certain items such as foreign currency translation adjustments, unrealized gains and losses on investment securities, and benefit plan liabilities.  These items are reflected as components of other comprehensive income (loss), as reported in the accompanying Consolidated Financial Statements.  Components of other comprehensive income (loss) for 2016, 2015 and 2014 and the related tax effect are detailed below.

	Amounts Before Taxes	Tax (Expense)Benefit	Amounts Net of Taxes
	(In thousands)

2016:
Unrealized gains on securities, net of effects of deferred costs of $11,367:
Net unrealized holding gains (losses) arising during the period	$19,417	(6,796)	12,621
Unrealized liquidity losses	57	(20)	37
Reclassification adjustment for net gains included in net earnings	(3,315)	1,160	(2,155)
Amortization of net unrealized gains (losses) and related to transferred securities	—	—	—

Net unrealized gains (losses) on securities	16,159	(5,656)	10,503

Foreign currency translation adjustments	(251)	87	(164)
Benefit plan liability adjustment	(178)	62	(116)

Other comprehensive income (loss)	$15,730	(5,507)	10,223

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Amounts Before Taxes	Tax (Expense)Benefit	Amounts Net of Taxes
	(In thousands)

2015:
Unrealized gains on securities, net of effects of deferred costs of $50,052:
Net unrealized holding gains (losses) arising during the period	$(61,226)	21,429	(39,797)
Unrealized liquidity losses	1,572	(550)	1,022
Reclassification adjustment for net gains included in net earnings	(3,207)	1,122	(2,085)
Amortization of net unrealized gains (losses) related to transferred securities	—	—	—

Net unrealized gains (losses) on securities	(62,861)	22,001	(40,860)

Foreign currency translation adjustments	215	(75)	140
Benefit plan liability adjustment	(1,134)	397	(737)

Other comprehensive income (loss)	$(63,780)	22,323	(41,457)

	Amounts Before Taxes	Tax (Expense)Benefit	Amounts Net of Taxes
	(In thousands)

2014:
Unrealized gains on securities, net of effects of deferred costs of $(10,927):
Net unrealized holding gains (losses) arising during the period	$19,287	(6,751)	12,536
Unrealized liquidity losses	40	(14)	26
Reclassification adjustment for net gains included in net earnings	(7,693)	2,693	(5,000)
Amortization of net unrealized gains (losses) related to transferred securities	—	—	—

Net unrealized gains (losses) on securities	11,634	(4,072)	7,562

Foreign currency translation adjustments	(913)	357	(556)
Benefit plan liability adjustment	(5,077)	1,777	(3,300)

Other comprehensive income (loss)	$5,644	(1,938)	3,706

NATIONAL WESTERN LIFE GROUP, INC.
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

A summary of segment information, prepared in accordance with GAAP guidance, is provided below.

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
	(In thousands)
2016:
Selected Balance Sheet Items:
Deferred policy acquisition costs and sales inducements	$90,485	243,106	648,714	—	982,305
Total segment assets	971,990	1,232,648	9,193,980	298,481	11,697,099
Future policy benefits	830,460	919,380	8,109,255	—	9,859,095
Other policyholder liabilities	13,998	10,528	118,865	—	143,391

Condensed Income Statements:
Premiums and contract charges	$34,728	125,775	22,220	—	182,723
Net investment income	39,691	42,331	362,700	22,952	467,674
Other revenues	119	321	254	18,207	18,901

Total revenues	74,538	168,427	385,174	41,159	669,298

Life and other policy benefits	17,908	18,759	28,862	—	65,529
Amortization of deferred policy acquisition costs	4,125	18,027	98,987	—	121,139
Universal life and annuity contract interest	28,606	28,636	191,148	—	248,390
Other operating expenses	18,739	25,933	31,852	17,924	94,448
Federal income taxes (benefit)	1,749	26,130	11,638	7,878	47,395
Total expenses	71,127	117,485	362,487	25,802	576,901

Segment earnings (loss)	$3,411	50,942	22,687	15,357	92,397

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
	(In thousands)

2015:
Selected Balance Sheet Items:
Deferred policy acquisition costs and sales inducements	$78,650	251,790	682,177	—	1,012,617
Total segment assets	868,466	1,260,538	9,054,951	268,675	11,452,630
Future policy benefits	748,853	944,672	8,005,833	—	9,699,358
Other policyholder liabilities	14,084	16,710	124,467	—	155,261

Condensed Income Statements:
Premiums and contract charges	$30,743	122,393	22,171	—	175,307
Net investment income	27,172	29,400	300,198	22,344	379,114
Other revenues	56	14	50	28,046	28,166

Total revenues	57,971	151,807	322,419	50,390	582,587

Life and other policy benefits	17,905	24,237	25,310	—	67,452
Amortization of deferred policy acquisition costs	8,647	19,975	91,711	—	120,333
Universal life and annuity contract interest	17,799	23,423	135,679	—	176,901
Other operating expenses	12,774	20,706	25,723	19,239	78,442
Federal income taxes (benefit)	278	20,819	14,432	10,220	45,749
Total expenses	57,403	109,160	292,855	29,459	488,877

Segment earnings (loss)	$568	42,647	29,564	20,931	93,710

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
	(In thousands)

2014:
Selected Balance Sheet Items:
Deferred policy acquisition costs and sales inducements	$64,279	245,353	653,053	—	962,685
Total segment assets	746,051	1,250,629	8,933,274	257,568	11,187,522
Future policy benefits	648,864	953,076	7,920,582	—	9,522,522
Other policyholder liabilities	12,159	11,898	115,165	—	139,222

Condensed Income Statements:
Premiums and contract charges	$28,801	118,838	22,476	—	170,115
Net investment income	34,695	51,539	398,163	21,033	505,430
Other revenues	55	372	68	21,135	21,630

Total revenues	63,551	170,749	420,707	42,168	697,175

Life and other policy benefits	11,856	24,034	18,405	—	54,295
Amortization of deferred policy acquisition costs	6,913	21,807	86,434	—	115,154
Universal life and annuity contract interest	27,050	46,255	224,954	—	298,259
Other operating expenses	13,547	23,449	27,015	19,540	83,551
Federal income taxes (benefit)	1,373	18,112	20,964	7,424	47,873
Total expenses	60,739	133,657	377,772	26,964	599,132

Segment earnings (loss)	$2,812	37,092	42,935	15,204	98,043

Reconciliations of segment information to the Company's Consolidated Financial Statements are provided below.

	Years Ended December 31,
	2016	2015	2014
	(In thousands)

Premiums and Other Revenue:
Premiums and contract charges	$182,723	175,307	170,115
Net investment income	467,674	379,114	505,430
Other revenues	18,901	28,166	21,630
Realized gains (losses) on investments	13,070	7,209	11,605

Total consolidated premiums and other revenue	$682,368	589,796	708,780

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
	2016	2015	2014
	(In thousands)

Federal Income Taxes:
Total segment Federal income taxes	$47,395	45,749	47,873
Taxes on realized gains (losses) on investments	4,575	2,523	4,060

Total taxes on consolidated net earnings	$51,970	48,272	51,933

	Years Ended December 31,
	2016	2015	2014
	(In thousands)

Net Earnings:
Total segment earnings	$92,397	93,710	98,043
Realized gains (losses) on investments, net of taxes	8,495	4,686	7,545

Total consolidated net earnings	$100,892	98,396	105,588

	December 31,
	2016	2015	2014
	(In thousands)

Assets:
Total segment assets	$11,697,099	11,452,630	11,187,522
Other unallocated assets	197,882	159,946	164,370

Total consolidated assets	$11,894,981	11,612,576	11,351,892

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(B)  Geographic Information

A significant portion of the Company's premiums and contract revenues are from countries other than the United States. Premiums and contract revenues detailed by country are provided below.

	Years Ended December 31,
	2016	2015	2014
	(In thousands)

United States	$75,405	66,750	65,078
Brazil	38,928	40,640	38,563
Venezuela	15,534	15,466	14,931
Taiwan	14,474	14,882	14,166
Peru	11,378	10,915	10,327
Argentina	9,548	9,007	9,324
Other foreign countries	37,131	36,776	36,775

Revenues, excluding reinsurance premiums	202,398	194,436	189,164
Reinsurance premiums	(19,675)	(19,129)	(19,049)

Total premiums and contract revenues	$182,723	175,307	170,115

Premiums and contract revenues are attributed to countries based on the location of the policyholder. The Company has no significant assets, other than certain financial instruments, located in countries other than the United States.

(C)  Major Agency Relationships

A portion exceeding 10% of the Company's annual annuity sales has been sold through one or more of its top independent marketing agencies in recent years. Business from two top agencies accounted for approximately 11% and 12%, respectively, of annuity sales in 2016.

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

The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of the date indicated.

	December 31, 2016
	Total	Level 1	Level 2	Level 3
	(In thousands)
Debt securities, available for sale	$3,042,050	—	3,042,050	—
Equity securities, available for sale	18,313	18,313	—	—
Derivatives, index options	120,644	—	—	120,644

Total assets	$3,181,007	18,313	3,042,050	120,644

Policyholder account balances (a)	$122,666	—	—	122,666
Other liabilities (b)	12,027	—	—	12,027

Total liabilities	$134,693	—	—	134,693

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2015
	Total	Level 1	Level 2	Level 3
	(In thousands)
Debt securities, available for sale	$2,861,222	—	2,861,222	—
Equity securities, available for sale	18,361	17,980	381	—
Derivatives, index options	38,409	—	—	38,409

Total assets	$2,917,992	17,980	2,861,603	38,409

Policyholder account balances (a)	$58,359	—	—	58,359
Other liabilities (b)	7,669	—	—	7,669

Total liabilities	$66,028	—	—	66,028

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

	Year Ended December 31, 2016
	Debt Securities, Available For Sale	Equity Securities, Available For Sale	Derivatives, Index Options	Total Assets	Other Liabilities
	(In thousands)

Beginning balance, January 1, 2016	$—	—	38,409	38,409	66,028
Total realized and unrealized gains (losses):
Included in net income	—	—	28,364	28,364	16,263
Included in other comprehensive income (loss)	—	—	—	—	—
Purchases, sales, issuances and settlements, net:
Purchases	—	—	75,865	75,865	75,866
Sales	—	—	—	—	—
Issuances	—	—	—	—	2,088
Settlements	—	—	(21,994)	(21,994)	(25,552)
Transfers into (out of) Level 3	—	—	—	—	—

Balance at end of period	$—	—	120,644	120,644	134,693

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets/liabilities held at the end of the reporting period:
Net investment income	$—	—	44,778	44,778	—
Benefits and expenses	—	—	—	—	50,606

Total	$—	—	44,778	44,778	50,606

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2015
	Debt Securities, Available For Sale	Equity Securities, Available For Sale	Derivatives, Index Options	Total Assets	Other Liabilities
	(In thousands)

Beginning balance, January 1, 2015	$—	—	114,287	114,287	142,492
Total realized and unrealized gains (losses):
Included in net income	—	—	(61,750)	(61,750)	(61,676)
Included in other comprehensive income (loss)	—	—	—	—	—
Purchases, sales, issuances and settlements, net:
Purchases	—	—	86,189	86,189	86,189
Sales	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	—	—	(100,317)	(100,317)	(100,977)
Transfers into (out of) Level 3	—	—	—	—

Balance at end of period	$—	—	38,409	38,409	66,028

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets/liabilities held at the end of the reporting period:
Net investment income	$—	—	(47,780)	(47,780)	—
Benefits and expenses	—	—	—	—	(48,707)

Total	$—	—	(47,780)	(47,780)	(48,707)

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables show the quantitative information about the Company's level 3 assets and liabilities.

	December 31, 2016
	Fair Value	Valuation Technique	Unobservable Input
	(In thousands)

Derivatives, index options	$120,644	Broker prices	Implied volatility
			Inputs from broker proprietary models

Total assets	$120,644

Policyholder account balances	$122,666	Deterministic cash flow model	Projected option cost
Other liabilities	12,027	Black Scholes	Expected term
			Forfeiture assumptions

Total liabilities	$134,693

	December 31, 2015
	Fair Value	Valuation Technique	Unobservable Input
	(In thousands)

Derivatives, index options	$38,409	Broker prices	Implied volatility
			Inputs from broker proprietary models

Total assets	$38,409

Policyholder account balances	$58,359	Deterministic cash flow model	Projected option cost
Other liabilities	7,669	Black Scholes	Expected term
			Forfeiture assumptions

Total liabilities	$66,028

Realized gains (losses) on Level 3 assets are reported in the Consolidated Statements of Earnings as net investment gains (losses) with liabilities reported as expenses. Unrealized gains (losses) on available for sale debt and equity securities are reported as other comprehensive income (loss) within stockholders’ equity of the Consolidated Balance Sheets.

The fair value hierarchy classifications are reviewed each reporting period. Reclassification of certain financial assets and liabilities may result based on changes in the observability of valuation attributes. Reclassifications are reported as transfers into and out of Level 3 at the beginning fair value for the reporting period in which the changes occur.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Life interest in Libbie Shearn Moody Trust.  The fair value of the life interest asset was determined based on assumptions as to future distributions from the Trust over the life expectancy of Mr. Robert L. Moody, Chairman Emeritus of the Board of Directors of NWLGI. These estimated cash flows were discounted at a rate consistent with uncertainties relating to the amount and timing of future cash distributions subject to the maximum amount to be received by the Company from life insurance proceeds in the event of Mr. Moody's death. The carrying value or cost basis of the life interest asset is amortized ratably over the remaining expected life of Mr. Moody, updated for changes in expected mortality.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents, by pricing source and fair value hierarchy level, the Company’s assets that are measured at fair value on a recurring basis:

	December 31, 2016
	Total	Level 1	Level 2	Level 3
	(In thousands)

Fixed maturities, available for sale:
Priced by third-party vendors	$3,042,050	—	3,042,050	—
Priced internally	—	—	—	—
Subtotal	3,042,050	—	3,042,050	—

Equity securities, available for sale:
Priced by third-party vendors	18,313	18,313	—	—
Priced internally	—	—	—	—
Subtotal	18,313	18,313	—	—

Derivatives, index options:
Priced by third-party vendors	120,644	—	—	120,644
Priced internally	—	—	—	—
Subtotal	120,644	—	—	120,644

Total	$3,181,007	18,313	3,042,050	120,644

Percent of total	100.0%	0.6%	95.6%	3.8%

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts and fair values of the Company's financial instruments are as follows:

	December 31, 2016
			Fair Value Hierarchy Level
	Carrying Values	Fair Values	Level 1	Level 2	Level 3
	(In thousands)
ASSETS
Investments in debt and equity securities:
Securities held to maturity	$7,159,259	7,337,611	—	7,337,611	—
Securities available for sale	3,060,363	3,060,363	18,313	3,042,050	—

Cash and cash equivalents	51,247	51,247	51,247	—	—
Mortgage loans	174,534	176,890	—	—	176,890
Policy loans	58,699	101,092	—	—	101,092
Other loans	14,343	14,898	—	—	14,898
Derivatives, index options	120,644	120,644	—	—	120,644
Life interest in Libbie Shearn Moody Trust	7,550	12,775	—	—	12,775

LIABILITIES
Deferred annuity contracts	$7,739,337	7,367,851	—	—	7,367,851
Immediate annuity and supplemental contracts	443,226	470,414	—	—	470,414

	December 31, 2015
			Fair Value Hierarchy Level
	Carrying Values	Fair Values	Level 1	Level 2	Level 3
	(In thousands)
ASSETS
Investments in debt and equity securities:
Securities held to maturity	$7,173,967	7,335,436	—	7,335,436	—
Securities available for sale	2,879,583	2,879,583	17,980	2,861,603	—

Cash and cash equivalents	106,007	106,007	106,007	—	—
Mortgage loans	108,311	111,162	—	—	111,162
Policy loans	61,957	108,550	—	—	108,550
Other loans	2,779	2,957	—	—	2,957
Derivatives, index options	38,409	38,409	—	—	38,409
Life interest in Libbie Shearn Moody Trust	7,379	12,775	—	—	12,775

LIABILITIES
Deferred annuity contracts	$7,640,951	7,288,108	—		7,288,108
Immediate annuity and supplemental contracts	434,468	461,457	—	—	461,457

NATIONAL WESTERN LIFE GROUP, INC.
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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tables below present the fair value of derivative instruments.

	December 31, 2016
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments
Equity index options	Derivatives, Index Options	$120,644

Fixed-index products			Universal Life and Annuity Contracts	$122,666

Total		$120,644		$122,666

	December 31, 2015
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments
Equity index options	Derivatives, Index Options	$38,409

Fixed-index products			Universal Life and Annuity Contracts	$58,359

Total		$38,409		$58,359

The table below presents the effect of derivative instruments in the Consolidated Statements of Earnings for the years ended December 31, 2016 and 2015.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Amount of Gain or (Loss) Recognized In Income on Derivatives
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized In Income on Derivatives	2016	2015	2014
		(In thousands)

Equity index options	Net investment income	$28,364	(61,750)	68,616

Fixed-index products	Universal life and annuity contract interest	(10,436)	60,749	(69,480)

		$17,928	(1,001)	(864)

The embedded derivative liability, the change of which is recorded in universal life and annuity contract interest in the Consolidated Statements of Earnings, includes projected interest credits that are offset by the expected collectability by the Company of asset management fees on fixed-index products. During periods in which the market value of index options declines to low levels, the anticipated asset management fees assumed to be collected similarly declines which reduces the offset applied to the embedded derivative liability (increasing contract interest expense). Conversely, periods in which market values of index options increase, assumed asset management fees to be collected increases which decreases contract interest expense. In the years ended December 31, 2016, 2015, and 2014, the change in the embedded derivative liability due to the expected collectability of asset management fees increased/(decreased) contract interest expense by $(15.9) million, $2.0 million, and $(6.5) million, respectively.

(16)  RELATED PARTY TRANSACTIONS

Robert L. Moody, Jr. ("Mr. Moody, Jr.") is the brother of Ross R. Moody, NWLGI's Chairman, President and Chief Executive Officer, son of Robert L, Moody, Chairman Emeritus of the Board of Directors of NWLGI, the stepson of Ann M. Moody who serves as a director of NWLGI, and brother of Russell S. Moody and Frances A. Moody-Dahlberg who serve as directors of NWLGI. Frances A. Moody-Dahlberg is also an employee of National Western.

Mr. Moody, Jr. wholly owns an insurance marketing organization that maintains agency contracts with National Western pursuant to which agency commissions are paid in accordance with the company's standard commission schedules. Mr. Moody, Jr. also maintains an independent agent contract with National Western for policies personally sold under which commissions are paid in accordance with standard commission schedules. In 2016, commissions paid under these agency contracts aggregated approximately $286,302.  In his capacity as an insurance marketing organization with National Western, Mr. Moody, Jr. also received fees of $48,000 in 2016 under a marketing consultant agreement. This marketing consultant agreement was terminated as of December 31, 2016.

Mr. Moody, Jr. further serves as the agent of record for several of National Western's benefit plans including the self-insured health plan for which Mr. Moody, Jr. provides utilization review services through a wholly owned utilization review company.  In 2016, amounts paid to Mr. Moody, Jr. as commissions and service fees pertaining to these benefit plans $63,562. As of January 1, 2017, Mr. Moody, Jr. is no longer the agent of record for these plans.

Mr. Moody, Jr. is an Advisory Director of a wholly owned subsidiary of National Western.  As an Advisory Director, Mr. Moody, Jr. received director fees and other perquisites during 2016 of $45,643.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2016, management fees totaling $702,239 were paid to Regent Management Services, Limited Partnership ("RMS") for services provided to downstream nursing home subsidiaries of NWLGI.  RMS is 1% owned by general partner RCC Management Services, Inc. ("RCC"), and 99% owned by limited partner, Three R Trusts.  RCC is 100% owned by the Three R Trusts.  The Three R Trusts are four Texas trusts for the benefit of the children of Robert L. Moody (Robert L. Moody, Jr., Ross R. Moody, Russell S. Moody, and Frances A. Moody-Dahlberg).  Charles D. Milos, Senior Vice President-Mortgage Loans and Real Estate for National Western, and a director of NWLGI, is a director of RCC.

National Western holds an investment totaling approximately 9.5% of the issued and outstanding shares of Moody Bancshares, Inc. at December 31, 2016.  Moody Bancshares, Inc. owns 100% of the outstanding shares of Moody Bank Holding Company, Inc., which owns approximately 98% of the outstanding shares of The Moody National Bank of Galveston ("MNB"). National Western utilizes MNB for certain bank custodian services as well as for certain administrative services with respect to the company's defined benefit and contribution plans.  During 2016, fees totaling $712,154 were paid to MNB with respect to these services. Robert L. Moody, NWLGI’s Chairman Emeritus, serves as Chairman of the Board of MNB. The ultimate controlling person of MNB is the Three R Trusts.

During 2016, the Company paid American National Insurance Company (“ANICO”) $491,559 in premiums for certain company sponsored benefit plans and $2,589,876 in reimbursements for claim costs for which ANICO provides third party administrative services. ANICO paid the Company $2,697,787 in premiums for its company sponsored benefit plans. The Company maintains an investment agreement with American National Registered Investment Advisory, Inc., a subsidiary of ANICO, under which $41,876 was paid for services. Robert L. Moody, the Company’s former Chairman, is the former Chairman of ANICO. The Company executed a 2 year agreement in April, 2014 with an automatic 1 year renewal with ANICO for a disaster recovery site and incurred expenses of $18,000 during 2016 associated with this agreement.

During 2015, ANICO sold a 24.93% undivided participation in a mortgage loan to The Westcap Corporation, a wholly owned subsidiary of National Western, for $20.0 million. The Westcap Corporation will receive 24.93% of all future cash receipts, which will be recognized over the life of the loan. The mortgage loan investment has a balance of $20.0 million as of December 31, 2016 which is reflected in the Consolidated Balance Sheets.

(17)  UNAUDITED QUARTERLY FINANCIAL DATA

Quarterly results of operations for 2016 are summarized as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands except per share data)

2016:
Revenues	$148,942	167,094	181,847	184,485

Earnings (loss)	$17,259	26,286	33,736	23,612

Basic earnings (loss) per share:
Class A	$4.88	7.43	9.54	6.68
Class B	$2.44	3.72	4.77	3.34

Diluted earnings (loss) per share:
Class A	$4.88	7.43	9.54	6.67
Class B	$2.44	3.72	4.77	3.34

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Quarterly results of operations for 2015 are summarized as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands except per share data)

2015:
Revenues	$147,890	155,218	106,104	180,583

Earnings (loss)	$21,326	28,858	16,221	31,991

Basic earnings (loss) per share:
Class A	$6.03	8.16	4.59	9.05
Class B	$3.02	4.08	2.29	4.52

Diluted earnings (loss) per share:
Class A	$6.03	8.16	4.59	9.04
Class B	$3.02	4.08	2.29	4.52

(18)  SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date of filing and no reportable items were identified.

NATIONAL WESTERN LIFE GROUP, INC.
SCHEDULE I
SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2016
(In thousands)

Type of Investment	(1) Cost	Fair Value	Balance Sheet Amount
Fixed maturity bonds:
Securities held to maturity:
United States government and government agencies and authorities	$1,333	1,568	1,333
States, municipalities, and political subdivisions	456,069	475,925	456,069
Public utilities	1,087,176	1,120,947	1,087,176
Corporate	4,237,029	4,324,048	4,237,029
Residential mortgage-backed	1,367,270	1,403,147	1,367,270
Asset-backed	10,382	11,976	10,382
Total securities held to maturity	7,159,259	7,337,611	7,159,259

Securities available for sale:
States, municipalities, and political subdivisions	580	574	574
Foreign governments	9,956	10,336	10,336
Public utilities	127,181	131,694	131,694
Corporate	2,802,852	2,860,663	2,860,663
Residential mortgage-backed	27,110	29,156	29,156
Asset-backed	9,341	9,627	9,627
Total securities available for sale	2,977,020	3,042,050	3,042,050
Total fixed maturity bonds	10,136,279	10,379,661	10,201,309

Equity securities:
Securities available for sale:
Common stocks:
Public utilities	729	1,197	1,197
Banks, trust and insurance companies	1,700	3,016	3,016
Corporate	3,510	6,223	6,223
Preferred stocks	8,083	7,877	7,877
Total equity securities	14,022	18,313	18,313

Derivatives, index options	120,644		120,644
Mortgage loans	174,534		174,534
Policy loans	58,699		58,699
Other long-term investments (2)	53,954		53,954
Total investments other than investments in related parties	$10,558,132		10,627,453

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

See accompanying report of Independent Registered Public Accounting Firm.

NATIONAL WESTERN LIFE GROUP, INC.
SCHEDULE V
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2016, 2015 and 2014
(In thousands)

Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	Reductions	Transfers	Balance at End of Period

Valuation accounts deducted from applicable assets:

Allowance for possible losses on mortgage loans:

December 31, 2016	$650	—	—	—	650

December 31, 2015	$650	—	—	—	650

December 31, 2014	$650	—	—	—	650

Allowance for possible losses on real estate:

December 31, 2016	$1,629	—	(1,018)	—	611

December 31, 2015	$1,629	—	—	—	1,629

December 31, 2014	$1,735	—	(106)	—	1,629

Notes:
(1) Amounts were recorded to realized (gains) losses on investments.

See accompanying report of Independent Registered Public Accounting Firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL WESTERN LIFE GROUP, INC.
(Registrant)

Date:	March 10, 2017	/S/Ross R. Moody
By: Ross R. Moody, Chairman of the Board, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

	Chairman Emeritus	March 10, 2017
Robert L. Moody

/S/Ross R. Moody	Chairman of the Board, President	March 10, 2017
Ross R. Moody	and Chief Executive Officer
(Principal Executive Officer)

/S/Brian M. Pribyl	Senior Vice President - Chief Financial Officer,	March 10, 2017
Brian M. Pribyl	and Treasurer
(Principal Financial Officer)
(Principal Accounting Officer)

/S/David S. Boone	Director	March 10, 2017
David S. Boone

/S/Stephen E. Glasgow	Director	March 10, 2017
Stephen E. Glasgow

/S/E. Douglas McLeod	Director	March 10, 2017
E. Douglas McLeod

/S/Charles D. Milos	Director	March 10, 2017
Charles D. Milos

/S/Ann M. Moody	Director	March 10, 2017
Ann M. Moody

	Director	March 10, 2017
Frances A. Moody-Dahlberg

/S/Louis E. Pauls, Jr.	Director	March 10, 2017
Louis E. Pauls, Jr.

/S/E.J. Pederson	Director	March 10, 2017
E.J. Pederson