Form 10-Q
period 2017-03-31
National Western Life Group, Inc.
filed 2017-05-09
CIK 1635984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). : Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See definition of "accelerated filer." "large accelerated filer," and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☐     Accelerated filer  ☒   Non-accelerated filer (Do not check if a smaller reporting company)  ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒
As of May 8, 2017, the number of shares of Registrant's common stock outstanding was: Class A – 3,436,166 and  Class B - 200,000.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
ASSETS	March 31, 2017	December 31, 2016

Investments:
Securities held to maturity, at amortized cost (fair value: $7,472,191 and $7,337,611)	$7,277,434	7,159,259
Securities available for sale, at fair value (cost: $2,958,084 and $2,991,042)	3,040,056	3,060,363
Mortgage loans, net of allowance for possible losses ($650 and $650)	163,880	174,534
Policy loans	57,769	58,699
Derivatives, index options	149,848	120,644
Other long-term investments	53,815	53,954

Total investments	10,742,802	10,627,453

Cash and cash equivalents	87,486	51,247
Deferred policy acquisition costs	821,649	835,194
Deferred sales inducements	144,416	147,111
Accrued investment income	101,982	99,245
Federal income tax receivable	—	—
Other assets	134,421	134,731

Total assets	$12,032,756	11,894,981

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY	March 31, 2017	December 31, 2016

LIABILITIES:

Future policy benefits:
Universal life and annuity contracts	$9,774,531	9,722,313
Traditional life reserves	136,316	136,782
Other policyholder liabilities	152,675	143,391
Deferred Federal income tax liability	56,049	64,990
Federal income tax payable	18,293	789
Other liabilities	145,666	104,888

Total liabilities	10,283,530	10,173,153

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:

Common stock:
Class A - $.01 par value; 7,500,000 shares authorized; 3,436,166 issued and outstanding in 2017 and 2016	34	34
Class B - $.01 par value; 200,000 shares authorized, issued, and outstanding in 2017 and 2016	2	2
Additional paid-in capital	41,716	41,716
Accumulated other comprehensive income	14,412	10,552
Retained earnings	1,693,062	1,669,524

Total stockholders’ equity	1,749,226	1,721,828

Total liabilities and stockholders' equity	$12,032,756	11,894,981

Note:  The Condensed Consolidated Balance Sheet at December 31, 2016 has been derived from the audited Consolidated Financial Statements as of that date.

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended March 31, 2017 and 2016
(Unaudited)
(In thousands, except per share amounts)

	2017	2016

Premiums and other revenues:
Universal life and annuity contract charges	$41,364	42,010
Traditional life premiums	4,221	4,173
Net investment income	171,742	95,500
Other revenues	4,505	4,878
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) gains (losses)	20	26
Portion of OTTI (gains) losses recognized in other comprehensive income	(20)	(26)
Net OTTI losses recognized in earnings	—	—
Other net investment gains (losses)	2,585	2,381
Total net realized investment gains (losses)	2,585	2,381

Total revenues	224,417	148,942

Benefits and expenses:
Life and other policy benefits	19,757	15,601
Amortization of deferred policy acquisition costs	34,212	35,220
Universal life and annuity contract interest	109,893	49,017
Other operating expenses	25,092	23,307

Total benefits and expenses	188,954	123,145

Earnings before Federal income taxes	35,463	25,797

Federal income taxes	11,925	8,538

Net earnings	$23,538	17,259

Basic earnings per share:
Class A	$6.66	$4.88
Class B	$3.33	$2.44

Diluted earnings per share:
Class A	$6.65	$4.88
Class B	$3.33	$2.44

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2017 and 2016
(Unaudited)
(In thousands)

	2017	2016

Net earnings	$23,538	17,259

Other comprehensive income (loss), net of effects of deferred costs and taxes:
Unrealized gains (losses) on securities:
Net unrealized holding gains (losses) arising during period	5,479	24,646
Net unrealized liquidity gains (losses)	43	9
Reclassification adjustment for net amounts included in net earnings	(690)	(460)

Net unrealized gains (losses) on securities	4,832	24,195

Foreign currency translation adjustments	(85)	99

Benefit plans:
Amortization of net prior service cost and net gain (loss)	(887)	(283)

Other comprehensive income (loss)	3,860	24,011

Comprehensive income (loss)	$27,398	41,270

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY For the Three Months Ended March 31, 2017 and 2016 (Unaudited) (In thousands)

	2017	2016

Common stock:
Balance at beginning of period	$36	36
Shares exercised under stock option plan	—	—

Balance at end of period	36	36

Additional paid-in capital:
Balance at beginning of period	41,716	41,716
Shares exercised under stock option plan	—	—

Balance at end of period	41,716	41,716

Accumulated other comprehensive income:
Unrealized gains on non-impaired securities:
Balance at beginning of period	22,813	12,347
Change in unrealized gains (losses) during period, net of tax	4,789	24,186

Balance at end of period	27,602	36,533

Unrealized losses on impaired held to maturity securities:
Balance at beginning of period	(203)	(240)
Amortization	85	17
Other-than-temporary impairments, non-credit, net of tax	—	—
Additional credit loss on previously impaired securities	—	—
Change in shadow deferred policy acquisition costs	(42)	(8)

Balance at end of period	(160)	(231)

Unrealized losses on impaired available for sale securities:
Balance at beginning of period	(1)	(1)
Other-than-temporary impairments, non-credit, net of tax	—	—
Change in shadow deferred policy acquisition costs	—	—
Recoveries, net of tax	—	—

Balance at end of period	(1)	(1)

	Continued on Next Page

NATIONAL WESTERN LIFE GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY(continued) For the Three Months Ended March 31, 2017 and 2016 (Unaudited) (In thousands)

	2017	2016

Foreign currency translation adjustments:
Balance at beginning of period	2,661	2,825
Change in translation adjustments during period	(85)	99

Balance at end of period	2,576	2,924

Benefit plan liability adjustment:
Balance at beginning of period	(14,718)	(14,602)
Amortization of net prior service cost and net loss, net of tax	(887)	(283)

Balance at end of period	(15,605)	(14,885)

Accumulated other comprehensive income at end of period	14,412	24,340

Retained earnings:
Balance at beginning of period	1,669,524	1,569,905
Net earnings	23,538	17,259
Stockholder dividends	—	—

Balance at end of period	1,693,062	1,587,164

Total stockholders' equity	$1,749,226	$1,653,256

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Three Months Ended March 31, 2017 and 2016 (Unaudited) (In thousands)

	2017	2016

Cash flows from operating activities:
Net earnings	$23,538	17,259
Adjustments to reconcile net earnings to net cash from operating activities:
Universal life and annuity contract interest	109,893	49,017
Surrender charges and other policy revenues	(12,268)	(5,796)
Realized (gains) losses on investments	(2,585)	(2,381)
Accretion/amortization of discounts and premiums, investments	116	(23)
Depreciation and amortization	2,474	1,985
(Increase) decrease in value of derivatives	(61,206)	12,901
(Increase) decrease in deferred policy acquisition and sales inducement costs	11,003	11,095
(Increase) decrease in accrued investment income	(2,737)	(2,421)
(Increase) decrease in other assets	(2,390)	188
Increase (decrease) in liabilities for future policy benefits	4,171	629
Increase (decrease) in other policyholder liabilities	9,284	(1,063)
Increase (decrease) in Federal income taxes liability	17,504	10,001
Increase (decrease) in deferred Federal income tax	(11,019)	8,536
Increase (decrease) in other liabilities	6,654	3,380

Net cash provided by operating activities	92,432	103,307

Cash flows from investing activities:
Proceeds from sales of:
Securities held to maturity	—	—
Securities available for sale	22,184	7,693
Other investments	—	1,803
Proceeds from maturities and redemptions of:
Securities held to maturity	120,507	54,386
Securities available for sale	70,603	72,477
Derivatives, index options	48,856	2,090
Property and equipment	10	—
Purchases of:
Securities held to maturity	(217,275)	(75,192)
Securities available for sale	(44,817)	(49,370)
Derivatives, index options	(17,649)	(19,332)
Other investments	—	(21,517)
Property and equipment	(44)	—
Net change in short-term investments	—	—

	Continued on Next Page

NATIONAL WESTERN LIFE GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) For the Three Months Ended March 31, 2017 and 2016 (Unaudited) (In thousands)

	2017	2016

Principal payments on mortgage loans	18,999	13,354
Cost of mortgage loans acquired	(8,323)	(15,542)
Decrease (increase) in policy loans	930	1,469

Net cash used in investing activities	(6,019)	(27,681)

Cash flows from financing activities:
Deposits to account balances for universal life and annuity contracts	181,856	194,091
Return of account balances on universal life and annuity contracts	(231,899)	(234,307)

Net cash provided by (used in) financing activities	(50,043)	(40,216)

Effect of foreign exchange	(131)	154

Net increase (decrease) in cash and cash equivalents	36,239	35,564
Cash and cash equivalents at beginning of period	51,247	106,007

Cash and cash equivalents at end of period	$87,486	$141,571

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid (received) during the period for:
Interest	$10	13
Income taxes	$5,440	(10,000)

Noncash operating activities:
Deferral of sales inducements	$(1,515)	(2,397)

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)	CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position of National Western Life Group, Inc. ("NWLGI") and its wholly owned subsidiaries (“Company”) as of March 31, 2017, and the results of its operations and its cash flows for the for the three months ended March 31, 2017 and 2016. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year. It is recommended that these Condensed Consolidated Financial Statements be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 which are accessible free of charge through the Company's internet site at www.nwlgi.com or the Securities and Exchange Commission internet site at www.sec.gov. The Condensed Consolidated Balance Sheet at December 31, 2016 has been derived from the audited consolidated financial statements as of that date.

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of NWLGI and its wholly owned subsidiaries: National Western Life Insurance Company ("NWLIC", "National Western", or the "company"), Regent Care San Marcos Holdings, LLC, NWL Investments, Inc., and NWL Services, Inc. National Western's wholly owned subsidiaries include The Westcap Corporation, NWL Financial, Inc., NWLSM, Inc., and Braker P III, LLC. All significant intercorporate transactions and accounts have been eliminated in consolidation.

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

The table below shows the unrealized gains and losses on available-for-sale securities that were reclassified out of accumulated other comprehensive income for the three months ended March 31, 2017 and 2016.

Affected Line Item in the Statements of Earnings	Amount Reclassified From Accumulated Other Comprehensive Income
	Three Months Ended March 31,
	2017	2016
	(In thousands)

Other net investment gains (losses)	$1,061	708
Net OTTI losses recognized in earnings	—	—
Earnings before Federal income taxes	1,061	708
Federal income taxes	371	248

Net earnings	$690	460

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(2)	NEW ACCOUNTING PRONOUNCEMENTS

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

In March 2017, the FASB released accounting standards update 2017-07, Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which improves the presentation of net periodic pension cost and net periodic postretirement benefit cost. This guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Adoption of this guidance is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2017, the FASB issued accounting standards update 2017-08, Receivables - Nonrefundable Fees and Other Costs: Premium Amortization on Purchased Callable Debt Securities, which amends the amortization period for certain purchased callable debt securities held at a premium. The amortization period for premiums is being shortened to the earliest call date. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently evaluating this guidance.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

(3)	STOCKHOLDERS' EQUITY

NWLIC is restricted by state insurance laws as to dividend amounts which may be paid to stockholders without prior approval from the Colorado Division of Insurance.  The restrictions are based on the lesser of statutory earnings from operations, excluding capital gains, from the prior calendar year or 10% of statutory surplus of the company as of previous calendar year-end.  The maximum dividend payment which may be made without prior approval in 2017 is $86.0 million. As the sole owner of NWLIC, all dividends declared by National Western are payable entirely to NWLGI and are eliminated in consolidation. National Western did not declare or pay cash dividends on its common shares during the three months ended March 31, 2017 and 2016.

NWLGI did not declare or pay cash dividends on its common shares during the three months ended March 31, 2017 and 2016.

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

	Three Months Ended March 31,
	2017		2016
	Class A	Class B	Class A	Class B
	(In thousands except per share amounts)

Numerator for Basic and Diluted Earnings Per Share:
Net income	$23,538		17,259
Dividends - Class A shares	—		—
Dividends - Class B shares	—		—

Undistributed income	$23,538		17,259

Allocation of net income:
Dividends	$—	—	—	—
Allocation of undistributed income	22,872	666	16,771	488

Net income	$22,872	666	16,771	488

Denominator:
Basic earnings per share - weighted-average shares	3,436	200	3,436	200
Effect of dilutive stock options	4	—	1	—

Diluted earnings per share - adjusted weighted-average shares for assumed conversions	3,440	200	3,437	200

Basic Earnings Per Share	$6.66	3.33	4.88	2.44

Diluted Earnings Per Share	$6.65	3.33	4.88	2.44

Stock options that were outstanding during the three months ended March 31, 2017 and 2016, but were not included in the computation of diluted earnings per share because the effect was anti-dilutive, were approximately 0 and 20,800, respectively.

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

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)

Service cost	$27	26
Interest cost	239	250
Expected return on plan assets	(307)	(304)
Amortization of prior service cost	—	—
Amortization of net loss	159	193

Net periodic benefit cost	$118	165

The service cost shown above for each period represents plan expenses expected to be paid out of plan assets. Under the clarified rules of the Pension Protection Act, plan expenses paid from plan assets are to be included in the plan's service cost component.

The Company's minimum required contribution for the 2017 plan year is $0.2 million. There was no remaining contribution payable for the 2016 plan year as of March 31, 2017. As of March 31, 2017, the Company had contributed a total of $0.0 million to the plan for the 2017 plan year.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The following table summarizes the components of net periodic benefit costs for the nonqualified defined benefit plans.

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)

Service cost	$204	109
Interest cost	347	265
Amortization of prior service cost	15	15
Amortization of net loss	818	501

Net periodic benefit cost	$1,384	890

The Company expects to contribute $2.0 million to these plans in 2017.  As of March 31, 2017, the Company has contributed $0.4 million to the plans.

(B)	Defined Benefit Postretirement Healthcare Plans

National Western sponsors two healthcare plans to provide postretirement benefits to certain fully-vested individuals.  The following table summarizes the components of net periodic benefit costs.

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)

Interest cost	$30	30
Amortization of prior service cost	26	26
Amortization of net loss	—	—

Net periodic benefit cost	$56	56

The Company expects to contribute minimal amounts to the plan in 2017.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(6)	SEGMENT AND OTHER OPERATING INFORMATION

The Company defines its reportable operating segments as domestic life insurance, international life insurance, and annuities. These segments are organized based on product types and geographic marketing areas.  A summary of segment information as of March 31, 2017 and December 31, 2016 for the Condensed Consolidated Balance Sheet items and for the three months ended March 31, 2017 and March 31, 2016 for the Condensed Consolidated Statement of Earnings is provided below.

Selected Segment Information:
	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
			(In thousands)

March 31, 2017
Condensed Consolidated Balance Sheet Items:
Deferred policy acquisition costs and sales inducements	$90,825	236,881	638,359	—	966,065
Total segment assets	1,004,342	1,231,013	9,297,074	300,531	11,832,960
Future policy benefits	852,804	913,906	8,144,137	—	9,910,847
Other policyholder liabilities	14,587	12,506	125,582	—	152,675

Three Months Ended
March 31, 2017
Condensed Consolidated Statement of Earnings:
Premiums and contract revenues	$8,849	31,500	5,236	—	45,585
Net investment income	19,590	18,619	126,434	7,099	171,742
Other revenues	13	26	26	4,440	4,505

Total revenues	28,452	50,145	131,696	11,539	221,832

Life and other policy benefits	4,919	6,285	8,553	—	19,757
Amortization of deferred policy acquisition costs	2,789	7,406	24,017	—	34,212
Universal life and annuity contract interest	16,247	16,382	77,264	—	109,893
Other operating expenses	4,732	5,978	10,060	4,322	25,092
Federal income taxes (benefit)	(79)	4,724	3,956	2,419	11,020

Total expenses	28,608	40,775	123,850	6,741	199,974

Segment earnings (loss)	$(156)	9,370	7,846	4,798	21,858

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Selected Segment Information:
	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
			(In thousands)

December 31, 2016
Condensed Consolidated Balance Sheet Items:
Deferred policy acquisition costs and sales inducements	$90,485	243,106	648,714	—	982,305
Total segment assets	971,990	1,232,648	9,193,980	298,481	11,697,099
Future policy benefits	830,460	919,380	8,109,255	—	9,859,095
Other policyholder liabilities	13,998	10,528	118,865	—	143,391

Three Months Ended
March 31, 2016
Condensed Consolidated Statement of Earnings:
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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Reconciliations of segment information to the Company's Condensed Consolidated Financial Statements are provided below.

	Three Months Ended March 31,
	2017	2016
	(In thousands)

Premiums and Other Revenues:
Premiums and contract revenues	$45,585	46,183
Net investment income	171,742	95,500
Other revenues	4,505	4,878
Realized gains (losses) on investments	2,585	2,381

Total condensed consolidated premiums and other revenues	$224,417	148,942

	Three Months Ended March 31,
	2017	2016
	(In thousands)

Federal Income Taxes:
Total segment Federal income taxes	$11,020	7,704
Taxes on realized gains (losses) on investments	905	834

Total condensed consolidated Federal income taxes	$11,925	8,538

	Three Months Ended March 31,
	2017	2016
	(In thousands)

Net Earnings:
Total segment earnings	$21,858	15,712
Realized gains (losses) on investments, net of taxes	1,680	1,547

Total condensed consolidated net earnings	$23,538	17,259

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	March 31,	December 31,
	2017	2016
	(In thousands)

Assets:
Total segment assets	$11,832,960	11,697,099
Other unallocated assets	199,796	197,882

Total condensed consolidated assets	$12,032,756	11,894,981

(7)	SHARE-BASED PAYMENTS

The Company had a stock and incentive plan ("1995 Plan") which provided for the grant of any or all of the following types of awards to eligible employees: (1) stock options, including incentive stock options and nonqualified stock options; (2) stock appreciation rights, in tandem with stock options or freestanding; (3) restricted stock or restricted stock units; and, (4) performance awards. The 1995 Plan began on April 21, 1995, and was amended on June 25, 2004 to extend the termination date to April 20, 2010. The number of shares of Class A, $1.00 par value, common stock which were allowed to be issued under the 1995 Plan, or as to which stock appreciation rights ("SARs") or other awards were allowed to be granted, could not exceed 300,000. Effective June 20, 2008, the Company's shareholders approved a 2008 Incentive Plan (“2008 Plan”). The 2008 Plan is substantially similar to the 1995 Plan and authorized an additional number of Class A, $0.01 par value, common stock shares eligible for issue not to exceed 300,000. These plans were assumed by NWLGI from National Western pursuant to the terms of the holding company reorganization in 2015. On June 15, 2016, stockholders of NWLGI approved the Incentive Plan, which is a stock and incentive plan essentially similar to the 2008 Plan. The Incentive Plan includes additional provisions, most notably regarding the definition of performance objectives which could be used in the issuance of the fourth type of award noted above (performance awards).

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

Effective during March 2006, the Company adopted and implemented a limited stock buy-back program with respect to the 1995 Plan which provides option holders the additional alternative of selling shares acquired through the exercise of options directly back to the Company. Option holders may elect to sell such acquired shares back to the Company at any time within ninety (90) days after the exercise of options at the prevailing market price as of the date of notice of election. The buy-back program did not alter the terms and conditions of the 1995 Plan; however, the program necessitated a change in accounting from the equity classification to the liability classification. In August 2008, the Company implemented another limited stock buy-back program, substantially similar to the 2006 program, for shares issued under the 2008 Plan. These plans were assumed as well by NWLGI from National Western pursuant to the terms of the holding company reorganization.

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

During the quarter ended March 31, 2017, the Company granted RSUs to directors of NWLGI based upon the closing market price per Class A common share at the time of the grant of $311.16. No RSUs were granted to directors of NWLGI during the first quarter of 2016. Unlike RSUs granted to officers, the RSUs granted to directors vest one year from the date of grant, and are payable in cash at the vesting date equal to the closing price of the Company's Class A common share at that time.

The following table shows all grants issued to officers and directors for the three months ended March 31, 2017 and 2016. These grants were made based upon closing market price per Class A common share at the grant date of $311.16 and $216.48 in the first quarter of 2017 and 2016, respectively.

	March 31, 2017		March 31, 2016
	Officer	Director	Officer	Director

SARs	11,512	—	14,643	—
RSUs	2,674	1,660	3,661	—
PSUs	4,425	—	5,727	—

The Company uses the current fair value method to measure compensation cost for awards granted under the share-based plans. As of March 31, 2017 and 2016, the liability balance was $12.7 million and $6.2 million, respectively. A summary of shares available for grant and related activity is detailed below.

		Options Outstanding
	Shares Available For Grant	Shares	Weighted- Average Exercise Price

Stock Options:
Balance at January 1, 2017	291,000	19,268	$240.47
Exercised	—	(100)	$255.13
Forfeited	—	—	$—
Expired	—	—	$—
Stock options granted	—	—	$—

Balance at March 31, 2017	291,000	19,168	$240.39

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Liability Awards
	SAR	RSU	PSU

Balance at January 1, 2017	77,178	6,029	5,426
Exercised	(722)	—	—
Forfeited	—	—	—
Granted	11,512	4,334	4,425

Balance at March 31, 2017	87,968	10,363	9,851

Stock options and SARs shown as forfeited in the above tables represent vested and unvested awards not exercised by plan participants prior to their termination from the Company. Forfeited stock options, if any, are not shown as being added back to the "Shares Available For Grant" balance as they were awarded under the 1995 Plan which was terminated during calendar year 2010.

The total intrinsic value of stock options and SARs exercised was $0.1 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively. The total share-based liabilities paid for the exercised stock options and SARs were $0.0 million and $0.0 million for the three months ended March 31, 2017 and 2016, respectively. The total fair value of stock options and SARs vested during the three months ended March 31, 2017 and 2016 was $0.5 million and $0.6 million, respectively. For the three months ended March 31, 2017 and 2016, the total cash received from the exercise of stock options under the Plans was $0.0 million and $0.0 million, respectively.

The following table summarizes information about stock options and SARs outstanding at March 31, 2017.

	Options/SARs Outstanding
	Number Outstanding	Weighted- Average Remaining Contractual Life	Number Exercisable

Exercise prices:
255.13 (options)	13,168	1.0 year	13,168
208.05 (options)	6,000	1.2 years	6,000
114.64 (SARs)	12,000	1.9 years	12,000
132.56 (SARs)	21,968	4.7 years	13,962
210.22 (SARs)	28,900	6.7 years	6,900
216.48 (SARs)	13,588	8.9 years	4,360
311.16 (SARs)	11,512	9.9 years	—

Totals	107,136		56,390

Aggregate intrinsic value (in thousands)	$11,172		$6,923

The aggregate intrinsic value in the table above is based on the closing stock price of $304.16 per share on March 31, 2017.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In estimating the fair value of the share based awards outstanding at March 31, 2017 and December 31, 2016, the Company employed the Black-Scholes option pricing model with assumptions detailed below.

	March 31, 2017	December 31, 2016

Expected term of options	1.0 to 9.9 years	1.3 to 9.1 years
Expected volatility weighted-average	23.52%	23.83%
Expected dividend yield	0.12%	0.12%
Risk-free rate weighted-average	2.07%	1.03%

The Company reviewed the contractual term relative to the options as well as perceived future behavior patterns of exercise.  Volatility is based on the Company’s historical volatility over the expected term of the option’s expected exercise date.

The pre-tax compensation cost (benefit) recognized in the financial statements related to the two plans defined above was $0.8 million and $(1.5) million for the three months ended March 31, 2017 and 2016, respectively. The related tax (expense)/benefit recognized was $(0.3) million and $0.5 million for the three months ended March 31, 2017 and 2016, respectively.

As of March 31, 2017, the total compensation cost related to nonvested share based awards not yet recognized was $6.4 million.  This amount is expected to be recognized over a weighted-average period of 1.4 years.  The Company recognizes compensation cost over the graded vesting periods.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

National Western was the named defendant in the case of Damaris Maldonado Vinas, et al. vs. National Western Life Insurance, in which the plaintiffs, after National Western had paid the death benefits to the beneficiary (Francisco Iglesias-Alvarez) upon the annuitant’s (Carlos Iglesias-Alvarez) death, sought to annul two annuity policies issued by National Western at the behest of Carlos Iglesias-Alvarez and which named Francisco Iglesias-Alvarez as their beneficiary.  On March 31, 2016, the United States District Court for the District of Puerto Rico (the “Court”) issued its Opinion and Order on the pending Motions for Summary Judgment submitted by the parties, and therein denied National Western’s motion and granted plaintiffs’ motion voiding the two annuities and requesting a refund of the premiums paid ($2.9 million).  National Western vigorously defended the case and believes that the Court’s Opinion and Order is contrary to applicable law.  As such, National Western filed a Motion for Reconsideration of Opinion and Order and Corresponding Judgment with the Court on April 27, 2016, which the Court denied on May 5, 2016. National Western filed a Notice of Appeal on June 10, 2016, filed its Appeal Brief on September 12, 2016, and oral arguments with the U.S. Court of Appeals for the First Circuit were held on March 9, 2017. We anticipate the Court of Appeals issuing its decision by midyear.

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

The Company had $9.5 million commitments to fund new loans and $1.0 million commitments on existing loans to extend credit relating to loans at March 31, 2017. The Company evaluates each customer's creditworthiness on a case-by-case basis.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(9)	INVESTMENTS

(A)	Investment Gains and Losses

The table below presents realized investment gains and losses, excluding impairment losses, for the periods indicated.

	Three Months Ended March 31,
	2017	2016
	(In thousands)

Available for sale debt securities:
Realized gains on disposal	$973	677
Realized losses on disposal	—	(6)
Held to maturity debt securities:
Realized gains on disposal	1,557	489
Realized losses on disposal	(34)	(106)
Equity securities realized gains (losses)	89	37
Real estate gains (losses)	—	1,290

Totals	$2,585	2,381

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company uses the specific identification method in computing realized gains and losses. For the three months ended March 31, 2017 and 2016 the percentage of gains on bonds due to the call of securities was 63% and 36%, respectively. This includes calls out of the Company's available for sale portfolio of debt securities.

The table below presents net impairment losses recognized in earnings for the periods indicated.

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)

Total other-than-temporary impairment gains (losses) on debt securities	$20	26
Portion of loss (gain) recognized in comprehensive income	(20)	(26)

Net impairment losses on debt securities recognized in earnings	—	—
Equity securities impairments	—	—

Totals	$—	—

The table below presents a roll forward of credit losses on securities for which the Company also recorded non-credit other-than-temporary impairments in other comprehensive loss.

	Three Months Ended March 31, 2017	Year Ended December 31, 2016
	(In thousands)

Beginning balance, cumulative credit losses related to other-than-temporary impairments	$1,440	2,278
Reductions for securities sold during current period	—	(838)
Additions for credit losses not previously recognized in other-than-temporary impairments	—	—

Ending balance, cumulative credit losses related to other-than-temporary impairments	$1,440	1,440

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(B)	Debt and Equity Securities

The table below presents amortized costs and fair values of securities held to maturity at March 31, 2017.

	Securities Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
U.S. Treasury	$1,334	226	—	1,560
States and political subdivisions	451,028	22,515	(2,401)	471,142
Public utilities	1,100,672	35,064	(2,800)	1,132,936
Corporate	4,356,635	122,671	(18,466)	4,460,840
Residential mortgage-backed	1,357,898	41,982	(5,566)	1,394,314
Home equity	8,446	1,418	—	9,864
Manufactured housing	1,421	114	—	1,535

Totals	$7,277,434	223,990	(29,233)	7,472,191

The table below presents amortized costs and fair values of securities available for sale at March 31, 2017.

	Securities Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
States and political subdivisions	$579	13	—	592
Foreign governments	9,958	382	—	10,340
Public utilities	118,557	4,770	(2)	123,325
Corporate	2,780,422	85,485	(15,927)	2,849,980
Residential mortgage-backed	25,163	2,012	(86)	27,089
Home equity	8,932	273	—	9,205
Manufactured housing	—	—	—	—
	2,943,611	92,935	(16,015)	3,020,531

Equity securities	14,473	5,195	(143)	19,525

Totals	$2,958,084	98,130	(16,158)	3,040,056

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

The Company does not consider securities to be other-than-temporarily impaired when the market decline is attributable to factors such as interest rate movements, market volatility, liquidity, spread widening and credit quality and when recovery of all amounts due under the contractual terms of the security is anticipated. Based on the review and the Company's ability and intent not to sell these securities until maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2017. The Company will monitor the investment portfolio for future changes in issuer facts and circumstances that could result in future impairments beyond those currently identified.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the three months ended March 31, 2017, the Company recorded no other-than-temporary impairment on debt and equity securities.

Unrealized losses for securities held to maturity and securities available for sale decreased during the first three months of 2017 primarily due to the downward movement in market interest rates during this period (which increases the market price of debt securities).

The following table shows the gross unrealized losses and fair values of the Company's held to maturity investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at March 31, 2017.

	Securities Held to Maturity
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
States and political subdivisions	$65,685	(2,401)	—	—	65,685	(2,401)
Public utilities	197,914	(2,800)	—	—	197,914	(2,800)
Corporate	902,638	(14,714)	157,256	(3,752)	1,059,894	(18,466)
Residential mortgage-backed	265,455	(5,106)	8,955	(460)	274,410	(5,566)

Total temporarily impaired securities	$1,431,692	(25,021)	166,211	(4,212)	1,597,903	(29,233)

The following table shows the gross unrealized losses and fair values of the Company's available for sale investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at March 31, 2017.

	Securities Available for Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
States and political subdivisions	$—	—	—	—	—	—
Public utilities	1,009	(2)	—	—	1,009	(2)
Corporate	522,235	(12,253)	96,051	(3,674)	618,286	(15,927)
Residential mortgage-backed	—	—	1,189	(86)	1,189	(86)
	523,244	(12,255)	97,240	(3,760)	620,484	(16,015)

Equity securities	929	(62)	466	(81)	1,395	(143)

Total temporarily impaired securities	$524,173	(12,317)	97,706	(3,841)	621,879	(16,158)

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the gross unrealized losses and fair values of the Company's held to maturity investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2016.

	Securities Held to Maturity
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
States and political subdivisions	$80,507	(2,841)	—	—	80,507	(2,841)
Public utilities	162,587	(3,133)	—	—	162,587	(3,133)
Corporate	1,063,194	(22,867)	179,113	(6,834)	1,242,307	(29,701)
Residential mortgage-backed	274,045	(5,989)	8,943	(479)	282,988	(6,468)

Total temporarily impaired securities	$1,580,333	(34,830)	188,056	(7,313)	1,768,389	(42,143)

The following table shows the gross unrealized losses and fair values of the Company's available for sale investments by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2016.

	Securities Available for Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
States and political subdivisions	$574	(6)	—	—	574	(6)
Public utilities	10,765	(232)	—	—	10,765	(232)
Corporate	680,988	(16,427)	106,969	(6,176)	787,957	(22,603)
Residential mortgage-backed	1,292	(91)	—	—	1,292	(91)
	693,619	(16,756)	106,969	(6,176)	800,588	(22,932)

Equity securities	4,154	(305)	422	(61)	4,576	(366)

Total temporarily impaired securities	$697,773	(17,061)	107,391	(6,237)	805,164	(23,298)

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Debt securities. The gross unrealized losses for debt securities are made up of 269 individual issues, or 20.0% of the total debt securities held by the Company at March 31, 2017. The market value of these bonds as a percent of amortized cost averages 98.0%. Of the 269 securities, 39, or 14.5%, fall in the 12 months or greater aging category; and 263 were rated investment grade at March 31, 2017.

Equity securities.  The gross unrealized losses for equity securities are made up of 25 individual issues at March 31, 2017.  These holdings are reviewed quarterly for impairment.

The amortized cost and fair value of investments in debt securities at March 31, 2017, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Debt Securities Available for Sale		Debt Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Due in 1 year or less	$138,096	140,919	276,185	283,685
Due after 1 year through 5 years	1,072,377	1,132,955	1,871,626	1,980,612
Due after 5 years through 10 years	1,649,351	1,661,234	3,387,266	3,421,730
Due after 10 years	49,692	49,129	374,592	380,451
	2,909,516	2,984,237	5,909,669	6,066,478

Mortgage and asset-backed securities	34,095	36,294	1,367,765	1,405,713

Total	$2,943,611	3,020,531	7,277,434	7,472,191

(C)	Transfer of Securities

During the three months ended March 31, 2017 the Company made no transfers from the held to maturity category to securities available for sale.

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

Loans in foreclosure, loans considered impaired or loans past due 90 days or more are placed on a non-accrual status. If a mortgage loan is determined to be on non-accrual status, the mortgage loan does not accrue any revenue into the Condensed Consolidated Statements of Earnings. The loan is independently monitored and evaluated as to potential impairment or foreclosure. If delinquent payments are made and the loan is brought current, then the Company returns the loan to active status and accrues income accordingly. The Company had no mortgage loans past due 90 days or more at March 31, 2017 or 2016 and as a result all interest income was recognized at March 31, 2017 and 2016.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table represents the mortgage loan portfolio by loan-to-value ratio.

	March 31, 2017		December 31, 2016
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Loan-to-Value Ratio (1):
Less than 50%	$57,933	35.2	$54,783	31.3
50% to 60%	24,145	14.7	12,946	7.4
60% to 70%	63,533	38.6	76,959	43.9
70% to 80%	6,199	3.8	6,192	3.5
80% to 90%	7,132	4.3	18,688	10.7
Greater than 90%	5,588	3.4	5,616	3.2
Gross balance	164,530	100.0	175,184	100.0

Allowance for possible losses	(650)	(0.4)	(650)	(0.4)

Totals	$163,880	99.6	$174,534	99.6

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

The following table represents the mortgage loan allowance.

	March 31, 2017	December 31, 2016
	(In thousands)

Balance, beginning of period	$650	650
Provision	—	—
Releases	—	—

Balance, end of period	$650	650

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company's direct investments in real estate are not a significant portion of its total investment portfolio and totaled approximately $31.6 million and $31.8 million at March 31, 2017 and December 31, 2016, respectively. The Company recognized operating income on real estate properties of approximately $0.7 million and $0.5 million for the first three months of 2017 and 2016, respectively.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables set forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of the date indicated:

	March 31, 2017
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale	$3,020,531	—	3,020,531	—
Equity securities, available for sale	19,525	19,525	—	—
Derivatives, index options	149,848	—	—	149,848

Total assets	$3,189,904	19,525	3,020,531	149,848

Policyholder account balances (a)	$154,288	—	—	154,288
Other liabilities (b)	12,720	—	—	12,720

Total liabilities	$167,008	—	—	167,008

During the three months ended March 31, 2017, the Company had no transfers into or out of Levels 1, 2 or 3.

	December 31, 2016
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale	$3,042,050	—	3,042,050	—
Equity securities, available for sale	18,313	18,313	—	—
Derivatives, index options	120,644	—	—	120,644

Total assets	$3,181,007	18,313	3,042,050	120,644

Policyholder account balances (a)	$122,666	—	—	122,666
Other liabilities (b)	12,027	—	—	12,027

Total liabilities	$134,693	—	—	134,693

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present, by pricing source and fair value hierarchy level, the Company’s assets that are measured at fair value on a recurring basis:

	March 31, 2017
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale:
Priced by third-party vendors	$3,020,531	—	3,020,531	—
Priced internally	—	—	—	—
Subtotal	3,020,531	—	3,020,531	—

Equity securities, available for sale:
Priced by third-party vendors	19,525	19,525	—	—
Priced internally	—	—	—	—
Subtotal	19,525	19,525	—	—

Derivatives, index options:
Priced by third-party vendors	149,848	—	—	149,848
Priced internally	—	—	—	—
Subtotal	149,848	—	—	149,848

Total	$3,189,904	19,525	3,020,531	149,848

Percent of total	100.0%	0.6%	94.7%	4.7%

	December 31, 2016
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale:
Priced by third-party vendors	$3,042,050	—	3,042,050	—
Priced internally	—	—	—	—
Subtotal	3,042,050	—	3,042,050	—

Equity securities, available for sale:
Priced by third-party vendors	18,313	18,313	—	—
Priced internally	—	—	—	—
Subtotal	18,313	18,313	—	—

Derivatives, index options:
Priced by third-party vendors	120,644	—	—	120,644
Priced internally	—	—	—	—
Subtotal	120,644	—	—	120,644

Total	$3,181,007	18,313	3,042,050	120,644

Percent of total	100.0%	0.6%	95.6%	3.8%

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide additional information about fair value measurements for which significant unobservable (Level 3) inputs were utilized to determine fair value.

	For the Three Months Ended March 31, 2017
	Debt Securities, Available for Sale	Equity Securities, Available for Sale	Derivatives, Index Options	Total Assets	Other Liabilities
	(In thousands)

Balance at January 1, 2017	$—	—	120,644	120,644	134,693
Total realized and unrealized gains (losses):
Included in net income	—	—	61,206	61,206	64,174
Purchases, sales, issuances and settlements, net:
Purchases	—	—	16,442	16,442	16,442
Sales	—	—	—	—	—
Issuances	—	—	—	—	230
Settlements	—	—	(48,444)	(48,444)	(48,531)
Transfers into (out of) Level 3	—	—	—	—	—

Balance at end of period	$—	—	149,848	149,848	167,008

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period:
Net investment income	$—	—	54,545	54,545	—
Benefits and expenses	—	—	—	—	55,095

Total	$—	—	54,545	54,545	55,095

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the valuation method for financial assets and liabilities categorized as level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

	March 31, 2017
	Fair Value	Valuation Technique	Unobservable Input
	(In thousands)

Derivatives, index options	$149,848	Broker prices	Implied volatility
			Inputs from broker proprietary models

Total assets	$149,848

Policyholder account balances	$154,288	Deterministic cash flow model	Projected option cost
Other liabilities	12,720	Black-Scholes model	Expected term
			Forfeiture assumptions

Total liabilities	$167,008

	December 31, 2016
	Fair Value	Valuation Technique	Unobservable Input
	(In thousands)

Derivatives, index options	$120,644	Broker prices	Implied volatility
			Inputs from broker proprietary models

Total assets	$120,644

Policyholder account balances	$122,666	Deterministic cash flow model	Projected option cost
Other liabilities	12,027	Black-Scholes model	Expected term
			Forfeiture assumptions

Total liabilities	$134,693

Realized gains (losses) on debt and equity securities are reported in the Condensed Consolidated Statements of Earnings as net investment gains (losses) with liabilities reported as expenses. Unrealized gains (losses) on available for sale debt and equity securities are reported as other comprehensive income (loss) within the stockholders' equity section of the Condensed Consolidated Balance Sheet.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The carrying amounts and fair values of the Company's financial instruments are as follows:

	March 31, 2017
			Fair Value Hierarchy Level
	Carrying Values	Fair Values	Level 1	Level 2	Level 3
	(In thousands)
ASSETS
Investments in debt and equity securities:
Securities held to maturity	$7,277,434	7,472,191	—	7,472,191	—
Securities available for sale	3,040,056	3,040,056	19,525	3,020,531	—

Cash and cash equivalents	87,486	87,486	87,486	—	—
Mortgage loans	163,880	164,915	—	—	164,915
Policy loans	57,769	102,462	—	—	102,462
Other loans	14,358	14,860	—	—	14,860
Derivatives, index options	149,848	149,848	—	—	149,848
Short-term investments	—	—	—	—	—
Life interest in Trust	7,550	12,775	—	—	12,775

LIABILITIES
Deferred annuity contracts	$7,771,623	7,392,936	—	—	7,392,936
Immediate annuity and supplemental contracts	442,064	470,348	—	—	470,348

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	December 31, 2016
			Fair Value Hierarchy Level
	Carrying Values	Fair Values	Level 1	Level 2	Level 3
	(In thousands)
ASSETS
Investments in debt and equity securities:
Securities held to maturity	$7,159,259	7,337,611	—	7,337,611	—
Securities available for sale	3,060,363	3,060,363	18,313	3,042,050	—

Cash and cash equivalents	51,247	51,247	51,247	—	—
Mortgage loans	174,534	176,890	—	—	176,890
Policy loans	58,699	101,092	—	—	101,092
Other loans	14,343	14,898	—	—	14,898
Derivatives, index options	120,644	120,644	—	—	120,644
Life interest in Trust	7,550	12,775	—	—	12,775

LIABILITIES
Deferred annuity contracts	$7,739,337	7,367,851	—	—	7,367,851
Immediate annuity and supplemental contracts	443,226	470,414	—	—	470,414

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

The tables below present the fair value of derivative instruments as of March 31, 2017 and December 31, 2016, respectively.

	March 31, 2017
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments

Equity index options	Derivatives, Index Options	$149,848

Fixed-index products			Universal Life and Annuity Contracts	$154,288

Total		$149,848		$154,288

	December 31, 2016
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments

Equity index options	Derivatives, Index Options	$120,644

Fixed-index products			Universal Life and Annuity Contracts	$122,666

Total		$120,644		$122,666

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents the effect of derivative instruments in the Condensed Consolidated Statements of Earnings for the three months ended March 31, 2017 and 2016.

		March 31, 2017	March 31, 2016
Derivatives Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized In Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		(In thousands)

Equity index options	Net investment income	$61,206	(12,901)

Fixed-index products	Universal life and annuity contract interest	(63,624)	11,722

		$(2,418)	(1,179)

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

Management's discussion and analysis of the financial condition and results of operations (“MD&A”) of National Western Life Group, Inc. for the three months ended March 31, 2017 follows. Where appropriate, discussion specific to the insurance operations of National Western Life Insurance Company is denoted by "National Western" or "company". This discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related notes beginning on page 3 of this report and with the 2016 Annual Report filed on Form 10-K with the SEC.

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

The Company monitors these factors continually as key business indicators. The discussion that follows in this Item 2 includes these indicators and presents information useful to an overall understanding of the Company's business performance for the three months ended March 31, 2017, incorporating required disclosures in accordance with the rules and regulations of the Securities and Exchange Commission.

Insurance Operations - Domestic

National Western is currently licensed to do business in all states and the District of Columbia except for New York. Products marketed are annuities, universal life insurance, fixed-index universal life, and traditional life insurance, which include both term and whole life products. The company's domestic sales have historically been more heavily weighted toward annuity products, which include single and flexible premium deferred annuities, single premium immediate annuities, and fixed-index annuities. Most of these annuities can be sold either as tax qualified or nonqualified products. At March 31, 2017, the Company maintained approximately 135,100 annuity contracts in force and 51,100 domestic life insurance policies in force representing $3.0 billion in face amount of coverage.

National Western markets and distributes its domestic products primarily through independent national marketing organizations ("NMOs"). These NMOs assist the company in recruiting, contracting, and managing independent agents. The company's agents are independent contractors who are compensated on a commission basis. The company currently has approximately 26,400 domestic independent agents contracted.

Insurance Operations - International

The company's international clientèle consists mainly of foreign nationals in upper socioeconomic classes. Insurance products are issued currently to residents of countries in South America and the Caribbean based upon applications received in the Company's home office in Austin, Texas. Issuing policies to residents of countries in these different regions provides diversification that helps to minimize large fluctuations that could arise due to various economic, political, and competitive pressures that may occur from one country to another. Products issued to international residents are almost entirely universal life and traditional life insurance products. However, certain annuity and investment contracts are also available. At March 31, 2017, the company had approximately 63,800 international life insurance policies in force representing approximately $17.5 billion in face amount of coverage.

International applications are submitted by independent contractor consultants and broker-agents. The company has approximately 1,900 independent international consultants and brokers currently contracted.

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

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)

International:
Universal life	$327	477
Traditional life	438	408
Equity-index life	1,581	2,133

	2,346	3,018
Domestic:
Universal life	2	3
Traditional life	38	27
Equity-index life	4,179	3,919

	4,219	3,949

Totals	$6,565	6,967

Life insurance sales, as measured by annualized first year premiums, decreased 6% in the first quarter of 2017 as compared to the first quarter of 2016. By market segment, the domestic life insurance line of business increased 7% while the international life insurance line of business posted a 22% decrease from the comparable results of the first quarter of 2016. Increasing domestic life insurance business has been the focal point of company management.

The company's domestic operations life insurance product portfolio includes single premium universal life ("SPUL") and equity-index universal life ("EIUL") products as well as hybrids of the EIUL and SPUL products, combining features of these core products. Equity-index universal life products continue to be the predominant product sold in the domestic life market. Most of these sales are single premium mode products (one year, five year, or ten year) designed for transferring accumulated wealth tax efficiently into life insurance policies with limited underwriting due to lesser net insurance amounts at risk (face amount of the insurance policy less cash premium contributed). These products were designed and implemented several years ago targeting the accumulated savings of the Baby Boomer segment of the population entering their retirement years. The wealth transfer life products have been valuable offerings for the Company's distributors as evidenced by comprising 99% of total domestic life sales in the first three months of 2017. The company also began offering in its domestic line of business graded death benefit whole life and term insurance (traditional) products in 2015.

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

Applications submitted from residents of Latin America have historically comprised the majority of the company's international life insurance sales. As noted previously, the company's international sales by geographic market tend to fluctuate with the socio and economic climates in these regions. The company's mix of international sales by geographic region is as follows:

	Three Months Ended March 31,
	2017	2016

Percentage of International Sales:
Latin America	97.9%	96.6%
Eastern Europe/Asia	2.1	3.4

Totals	100.0%	100.0%

Year-to-date, the company has accepted new business from residents outside of the United States in over thirty different countries with Venezuela (27%), Peru (21%), Ecuador (13%), and Argentina (11%) comprising the regions with contributions of 10% or more of total international sales.

As previously disclosed in prior SEC filings, the Brazilian Superintendence of Private Insurance ("SUSEP") attempted to serve National Western in 2011 with a subpoena regarding an administrative proceeding initiated by SUSEP in which it alleged the company was operating as an insurance company in Brazil without due authorization. While the company believes that SUSEP has no jurisdiction over the company, SUSEP affirmed its imposition of a penal fine against National Western, but in a reduced amount of 3 million reais (approximately $960,000). In light of the substantial reduction in the proposed penal fine by SUSEP, National Western paid the penal fine in the reduced amount in the fourth quarter of 2016 under protest and thereby retained its rights to seek judicial review in Brazil of the merits of the SUSEP charges. In light of these developments, the company ceased accepting new applications from residents in Brazil in the fourth quarter of 2015. Additionally, after careful consideration of various factors, including segment performance and the volume of application submissions, the company ceased accepting applications from residents in certain other countries during that same time period.

The average new policy face amounts since 2011 are as shown in the following table.

	Average New Policy Face Amount
	Domestic	International

Year ended December 31, 2011	178,500	363,600
Year ended December 31, 2012	254,900	380,200
Year ended December 31, 2013	286,000	384,000
Year ended December 31, 2014	286,600	382,600
Year ended December 31, 2015	274,500	342,500
Year ended December 31, 2016	308,700	336,500
Three months ended March 31, 2017	299,700	301,300

The company's efforts are directed toward maintaining its competitive advantages in accepting applications from upper socio-economic residents of international countries and to its wealth transfer strategies for domestic life sales. In both of these strategies the company's portfolio of fixed-index (equity indexed) life insurance products plays an important role. Fixed-index life products accounted for 88% of total life sales in the first three months of 2017, as compared to 87% for the same period in 2016.

The table below sets forth information regarding National Western's life insurance in force for each date presented.

	Insurance In Force as of
	March 31,
	2017	2016
	($ in thousands)

Universal life:
Number of policies	42,960	46,740
Face amounts	$4,679,630	5,290,230

Traditional life:
Number of policies	33,380	35,320
Face amounts	$3,478,190	3,571,270

Fixed-index life:
Number of policies	38,550	39,310
Face amounts	$9,299,690	9,683,380

Rider face amounts	$3,017,790	3,134,070

Total life insurance:
Number of policies	114,890	121,370
Face amounts	$20,475,300	21,678,950

At March 31, 2017, the company’s face amount of life insurance in force was comprised of $17.5 billion from the international line of business and $3.0 billion from the domestic line of business. At March 31, 2016, these amounts were $18.7 billion and $3.0 billion for the international and domestic lines of business, respectively.

Annuities

The following table sets forth information regarding the company's annuity sales activity as measured by single and annualized first year premiums. Similar to life insurance sales, these figures are considered a non-GAAP financial measure but are shown in accordance with industry practice and depict National Western's sales productivity.

	Three Months Ended March 31,
	2017	2016
	(In thousands)

Fixed-index annuities	$136,722	156,768
Other deferred annuities	7,427	10,911
Immediate annuities	687	1,129

Totals	$144,836	168,808

Annuity sales in the first quarter of 2017 were 14% below those of the comparable period in 2016. The company's mix of annuity sales has historically shifted with interest rate levels and the relative performance of the equity market. Over the past several years, sales of fixed-index products have accounted for 90% or more of all annuity sales. During the first three months of 2017, this percentage exceeded 94% reflecting the ongoing bull market run in equities since bottoming out in 2009 and the persisting low level of fixed interest rates. For all fixed-index products, the company purchases over the counter call options to hedge the equity return feature. The options are purchased relative to the issuance of the annuity contracts in such a manner to minimize timing risk. Generally, the index return during the indexing period (if the underlying index increases) becomes a component in a formula (set forth in the annuity), the result of which is credited as interest to contract holders electing the index formula crediting method at the beginning of the indexing period. The formula result can never be less than zero with these products. The company does not deliberately mismatch or under hedge for the equity feature of the products. Fixed-index products also provide the contract holder the alternative to elect a fixed interest rate crediting option.

With the advent of a low interest rate policy engineered by the Federal Reserve in response to the last financial crisis, company management evaluated the potential ramifications of continuing a high level of annuity sales in a depressed interest rate environment. Under the auspices of the company's enterprise risk management (ERM) processes, taking into consideration the Federal Reserve's announced intention to maintain interest rates at historically reduced levels over a prolonged period of time, the decision was made to curtail new sales to desired levels in order to minimize the level of assets added at low yield rates. While National Western does not subsidize its interest crediting rates on new policies in order to obtain market share, the Company's ERM considerations determined that managing to a lower level of annuity sales was prudent given the environment. More recently, the Department of Labor's "fiduciary rule" on standards for retirement investment advice has impacted annuity sales as insurance carriers, marketing organizations and agents develop strategies for future product sales assuming that the rule requirements ultimately go into effect.

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

The following table sets forth information regarding annuities in force for each date presented.

	Annuities In Force as of
	March 31,
	2017	2016
	($ in thousands)

Fixed-index annuities
Number of policies	74,730	72,900
GAAP annuity reserves	$5,812,950	5,540,228

Other deferred annuities
Number of policies	46,200	49,450
GAAP annuity reserves	$1,878,563	2,025,671

Immediate annuities
Number of policies	14,170	14,860
GAAP annuity reserves	$369,502	369,735

Total annuities
Number of policies	135,100	137,210
GAAP annuity reserves	$8,061,015	7,935,634

Impact of Recent Business Environment

The Company's business is generally aided by an economic environment experiencing growth, whether moderate or vibrant, characterized by metrics which indicate improving employment data and increases in personal income. During the 2017 first quarter, the U.S. economy grew at a lower rate than that in any of the previous three years. The gross domestic product increased at a seasonally adjusted annual rate of 0.7% reflecting listless consumer spending. Though not substantial, a slightly rising rate of inflation may have dampened American paychecks and prompted the pullback in consumer purchasing activity. Paradoxically, the reduced output contrasts with surging consumer confidence, as being reported in surveys, and the ongoing bull market in equities. There is a mild consensus among economists that a general trend exists whereby the economy starts each calendar year sluggishly and then picks up the pace as the year progresses. One bright spot that emerged was a robust pickup in demand for U.S. exports coinciding with modest strengthening in the global economy.

Industry analysts and observers generally agree that a sudden jump in interest rate levels, while presently a highly unlikely scenario, would be harmful to life insurers with interest-sensitive products as it could provide an impetus for abnormal levels of product surrenders and withdrawals at the same time fixed debt securities held by insurers declined in market value. Currently, the consensus view of the Federal Reserve's course of action is predicated on the thesis that the U.S. economy is in a position to absorb a series of interest rate hikes without impeding ongoing economic growth. A progression of carefully measured increases in interest rates would be beneficial to financial service institutions, including life insurance companies. It is uncertain what direction and at what pace interest rate movements may occur in the future and what impact, if any, such movements would have on the Company's business, results of operations, cash flows or financial condition.

The U.S life insurance sector is encountering an interest rate, economic and regulatory environment making strategic long-term planning decisions to be more challenging and suspect to inaccuracies. In an environment such as this, the need for a strong capital position that can cushion against unexpected bumps is critical for stability and ongoing business activity. The Company's operating strategy continues to be to maintain capital levels substantially above regulatory and rating agency requirements. Our business model is predicated upon steady growth in invested assets while managing the block of business within profitability objectives. A key premise of our financial management is maintaining a high quality investment portfolio, well matched in terms of duration with policyholder obligations that continues to outperform the industry with respect to adverse impairment experience. This discipline enables the Company to sustain resources more than adequate to fund future growth and absorb abnormal periods of cash outflows.

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

Consolidated Operations

Revenues.  The following details Company revenues.

	Three Months Ended March 31,
	2017	2016
	(In thousands)

Universal life and annuity contract charges	$41,364	42,010
Traditional life premiums	4,221	4,173
Net investment income (excluding derivatives)	110,536	108,401
Other revenues	4,505	4,878

Operating revenues	160,626	159,462
Derivative gain (loss)	61,206	(12,901)
Net realized investment gains (losses)	2,585	2,381

Total revenues	$224,417	148,942

Universal life and annuity contract charges - Revenues for universal life and annuity contracts were marginally lower for the first three months in 2017 compared to 2016 primarily due to an increase in premium loads on single premium loads being deferred for recognition over future income periods (Other charges shown below). Revenues for universal life and annuity products consist of policy charges for the cost of insurance, administration charges, and surrender charges assessed against policyholder account balances, less reinsurance premiums, as shown in the following table.

	Three Months Ended March 31,
	2017	2016
	(In thousands)

Contract Revenues:
Cost of insurance and administrative charges	$33,508	33,153
Surrender charges	12,268	11,439
Other charges	(165)	1,465
Gross contract revenues	45,611	46,057

Reinsurance premiums	(4,247)	(4,047)

Net contract revenues	$41,364	42,010

Cost of insurance charges typically trend with the size of the life insurance block in force and the amount of new business issued during the period. Life insurance in force during the three months ended March 31, 2017 averaged approximately $20.6 billion while for the same period of 2016 averaged $21.8 billion. Countering the decline in insurance in force, the Company implemented higher cost of insurance charges on international life insurance products during the second quarter of 2016. Accordingly, for the three months ended March 31, 2017, cost of insurance charges increased level to $26.9 million from $26.4 million at March 31, 2016. In addition to the increase in international cost of insurance charges, the increase reflects larger domestic face amounts of insurance being added to the in force block of business, which produce higher contract charges per policy, replacing smaller face amounts terminated through death, surrender or lapsation. Administrative charges pertaining to new business issued declined marginally to $6.6 million for the three months ended March 31, 2017 versus $6.8 million for the three months ended March 31, 2016 due to a lower number of life insurance policies issued.

Surrender charges assessed against policyholder account balances upon withdrawal increased 7% in the first three months of 2017 versus the comparable prior year period. While the Company earns surrender charge income that is assessed upon policy terminations, the Company's overall profitability is enhanced when policies remain in force and additional contract revenues are realized and the Company continues to make an interest rate spread equivalent to the difference it earns on its investment and the amount that it credits to policyholders. In the first three months of 2017, lapse rates on domestic life insurance and annuity policies were generally consistent with or slightly better than the prior year. The increase in surrender charge income recognized in the current quarter reflects an increase in the international life insurance lapse rate, most noticeably in the countries from which the Company ceased accepting applications from residents in the fourth quarter of 2015. Surrender charge income recognized is also dependent upon the duration of policies at the time of surrender (i.e. later duration policy surrenders having a lower surrender charge assessed and earlier duration surrenders having a higher surrender charge).

Traditional life premiums - Traditional life premiums were slightly higher in the three months ended March 31, 2017 compared to the same periods in 2016 reflecting a 10% increase in sales during the first quarter of 2017. Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period. The Company's life insurance sales focus has historically been primarily centered around universal life products, although additional term products have been added to the Company's portfolio recently. Universal life products, especially the Company's equity indexed universal life products which offer the opportunity for consumers to acquire life insurance protection and receive credited interest linked in part to an outside market index, have been more popular product offerings in the Company's markets representing nearly 88% of new life insurance sales for 2017 thus far.

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

	Three Months Ended March 31,
	2017	2016
	(In thousands)

Gross investment income:
Debt and equities	$103,441	104,966
Mortgage loans	3,289	1,658
Policy loans	883	919
Short-term investments	65	57
Other invested assets	3,149	1,072

Total investment income	110,827	108,672
Less: investment expenses	291	271

Net investment income (excluding derivatives)	110,536	108,401
Derivative gain (loss)	61,206	(12,901)

Net investment income	$171,742	95,500

For the three months ended March 31, 2017, debt and equity securities generated approximately 94% of total net investment income, excluding derivative gain (loss). The Company's strategy is to invest substantially all of its cash flows in fixed debt securities consistent with its guidelines for credit quality, duration, and diversification. The lower level of investment income from debt and equity securities through the first quarter of 2017 versus 2016, despite higher portfolio balances in the current period, reflects higher yielding debt securities maturing or being called by borrowers and being replaced with lower yielding securities in the current interest rate environment. In addition, investment yields on new bond purchases during the first three months of 2017 remained below the portfolio's weighted average yield approximating 3.63%.

Mortgage loan investment income for the three months ended March 31, 2017 increased significantly over the comparable period in 2016 reflecting increased loan origination activity during 2016. The portfolio balance increased from $108.3 million at December 31, 2015 to $174.5 million at December 31, 2016 as the Company identified this as an area of investment focus. The mortgage loan portfolio balance declined to $163.9 million at March 31, 2017 reflecting larger loan payoffs during the period. During the three months ended March 31, 2017 the Company originated new mortgage loans in the amount of $8.3 million compared to $15.5 million in the comparable period of 2016.

Other invested asset investment income increased during the first quarter as various profit participation loans paid out during the period. These loans, generally underwritten in conjunction with an underlying mortgage loan, enhance the company's returns on its lending due the opportunity to participate in profit generation from the supporting venture.

In order to evaluate underlying profitability and results from ongoing operations, net investment income performance is analyzed excluding derivative gain (loss), which is a common practice in the insurance industry.  Net investment income and average invested assets shown below includes cash and cash equivalents. Net investment income performance is summarized as follows:

	Three Months Ended March 31,
	2017	2016
	(In thousands)

Excluding derivatives:
Net investment income	$110,536	108,401
Average invested assets, at amortized cost	$10,598,469	10,350,005
Annual yield on average invested assets	4.19%	4.19%

Including derivatives:
Net investment income	$171,742	95,500
Average invested assets, at amortized cost	$10,678,848	10,390,299
Annual yield on average invested assets	6.43%	3.68%

The yield on average invested assets, excluding derivatives, was comparable to 2016. Yields obtained on new fixed maturity debt securities investments during the first quarter of 2017 were below the total weighted average yield and were offset by higher mortgage loan yields. During 2016, the average yield on bond purchases to fund insurance operations was 3.38% representing a 1.54% spread over treasury rates. Insurance operation bond purchases through the first quarter of 2017 had a higher average yield of 3.63%; however, spreads decreased to 1.17% over treasury rates during this period while treasury rates increased.

The bond yield rates during both 2016 and 2017 are below the weighted average bond portfolio rate which was slightly less than 4.10% at March 31, 2017. The weighted average quality of new purchases during the first three months of the current year was "A-" which matched the overall quality rating of purchases during 2016. The composite duration of purchases during the first three months of 2017 was approximately the same as that for 2016 purchases. The Company's general investment strategy is to purchase securities with maturity dates approximating ten years in the future. Accordingly, an appropriate measure for benchmarking the direction of interest rate levels for the Company's debt security purchases is the ten year treasury bond rate. After ending 2016 at a rate of 2.45%, the daily closing yield of the ten year treasury bond ranged from a low of approximately 2.30% to a high of roughly 2.60% during the first three months of 2017, and ended the first calendar quarter at 2.39%.

The pattern in average invested asset yield, including derivatives, incorporates increases and decreases in the fair value of index options purchased by the Company to support its fixed-index products. Fair values of the purchased call options increased during the 2017 period and decreased in the 2016 period corresponding to the movement in equity market indices in these time frames. Refer to the derivatives discussion below for a more detailed explanation of these instruments.

Other revenues - Other revenues primarily pertain to the Company's two nursing home operations in Reno, Nevada and San Marcos, Texas. Revenues associated with these operations were $4.4 million and $4.8 million for the three months ended March 31, 2017 and 2016, respectively. Lower nursing home revenues reflect lower census figures at the facilities thus far in 2017 given local competition for residents and a change in mix of payor sources toward lower reimbursement patient types.

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

Gains and losses from index options are substantially due to changes in equity market conditions. Index options are intended to act as hedges to match the returns on the product's underlying reference index and the rise or decline in the index relative to the index level at the time of the option purchase which causes option values to likewise rise or decline. As income from index options fluctuates with the underlying index, the contract interest expense to policyholder accounts for the Company's fixed-index products also fluctuates in a similar manner and direction. For the three months ended March 31, 2017, the reference indices increased and the Company recorded an overall gain from index options as shown below.

	Three Months Ended March 31,
	2017	2016
	(In thousands)

Derivatives:
Unrealized gain (loss)	$31,255	3,733
Realized gain (loss)	29,951	(16,634)

Total gain (loss) included in net investment income	$61,206	(12,901)

Total contract interest	$109,893	49,017

The economic impact of option performance in the Company's financial statements is not generally determined solely by the option gain or loss included in net investment income as there is a corresponding amount recorded in the contract interest expense line. The Company's profitability with respect to these options is largely dependent upon the purchase cost of the option remaining within the financial budget for acquiring options embedded in the product pricing. Option prices vary with interest rates, volatility, and dividend yields among other things. As option prices vary, the Company manages for the variability by making offsetting adjustments to product caps, participation rates, and management fees. For the periods shown, the Company's option costs have been within the product pricing budgets.

The financial statement investment spread, the difference between investment income and interest credited to contractholders, is subject to slight variations from option performance during any given period. Many of the company's equity-index annuity products provide for the collection of asset management fees. These asset management fees are assessed when returns on expiring options are positive, and they are collected prior to passing any additional returns above the assessed management fees to the policy contractholders. During periods of positive returns, the collected asset management fees serve to increase the financial statement investment spread by increasing option realized gains more than interest credited to policy contractholders. Asset management fees collected in the first quarter of 2017 were approximately $5.6 million more than in the first quarter of 2016.

Net realized investment gains (losses) - Realized gains on investments in 2017 primarily resulted from bond calls and sales. The net gains reported for the three months ended March 31, 2017 consisted of gross gains of $2.6 million offset by gross losses of $0.0 million. The net gains reported for the three months ended March 31, 2016 consisted of gross gains of $2.5 million offset by gross losses of $0.1 million. No other-than-temporary credit impairment losses were recorded during the three months ended March 31, 2017 and 2016.

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

Three Months Ended March 31,
	2017	2016
(In thousands)

Impairment or valuation write-downs:
Bonds	$—	—
Equities	—	—

Total	$—	—

As shown in the table above, the Company recognized no impairments during the first three months of 2017 and 2016. While market values of equity securities are subject to variation between reporting periods, the Company's analysis of potential impairments in the periods shown did not identify other than temporary declines . Equity securities (common stocks) represent 0.1% of invested assets and individual common stock holdings have an average cost basis of approximately $43,000.

Benefits and Expenses.  The following table details benefits and expenses.

	Three Months Ended March 31,
	2017	2016
	(In thousands)

Life and other policy benefits	$19,757	15,601
Amortization of deferred policy acquisition costs	34,212	35,220
Universal life and annuity contract interest	109,893	49,017
Other operating expenses	25,092	23,307

Totals	$188,954	123,145

Life and other policy benefits - Death claim benefits, the largest component of policy benefits, increased to $11.7 million in the first three months of 2017 compared to $8.0 million for the first three months of 2016. Death claim amounts are generally subject to variation from period to period.

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

The following table identifies the effects of unlocking and true-up adjustments on DPAC balances recorded through amortization expense for the three months ended March 31, 2017 and 2016.

Increase (Decrease) in DPAC Balance	Three Months Ended March 31,
	2017	2016
	(In thousands)

Unlocking	$—	—
True-up	(340)	360

Totals	$(340)	360

In the three months ended March 31, 2017 and 2016, the Company did not unlock its DPAC balance. True-up adjustments were recorded in the first quarter of 2017 and 2016 relative to partial surrender rates, mortality rates, credited interest rates and earned rates for the current years' experience. In the first quarter, true-up adjustments resulted in a $0.3 million increase in amortization expense for 2017 and a $0.4 million decrease for 2016. The true-up adjustments for the life insurance lines of business were positive (decrease to amortization expense) by over $0.9 million in the first three months of 2017 whereas the true-up adjustments for the annuity line of business during the same period were negative by nearly $1.3 million incrementally adding to amortization expense. For the three months ended March 31, 2016, true-up adjustments for the life insurance lines of business were positive (decrease to amortization expense) by $6.2 million while true-up adjustments for the annuity line of business during the same period were negative by $5.8 million incrementally adding to amortization expenses.

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

The Company's approximated average credited rates through the first three months, excluding and including fixed-index (derivative) products, were as follows:

	March 31,		March 31,
	2017	2016	2017	2016
	(Excluding fixed-index products)		(Including fixed-index products)

Annuity	2.23%	2.32%	3.79%	1.91%
Interest sensitive life	3.55%	3.65%	8.30%	2.82%

Contract interest including fixed-index products also encompasses the performance of the index options associated with the Company's fixed-index products. As previously noted, the market performance of these derivative features resulted in net realized and unrealized gains/(losses) of $61.2 million and $(12.9) million for the quarters ended March 31, 2017 and 2016, respectively. Generally, the impact of the market value change of index options on asset values aligns closely with the movement of the embedded derivative liability held for the Company's fixed-index products such that the net effect upon pretax earnings is negligible (i.e. net realized and unrealized gains/(losses) included in net investment income approximate the change in contract interest associated with the corresponding embedded derivative liability change). However, during periods of equity market movements (gains or losses), in tandem with Company changes in asset management fees assessed on these products (increases or decreases), deviations can occur between index option asset values and the embedded derivative liability. In the three month periods ending March 31, 2017 and 2016, contract interest was increased $0.3 million and $1.5 million, respectively, for this occurrence.

Similar to deferred policy acquisition costs, the Company defers sales inducements in the form of first year credited interest bonuses on annuity products that are directly related to the production of new business. These bonus interest charges are deferred and amortized using the same methodology and assumptions used to amortize other capitalized acquisition costs and the amortization is included in contract interest. In addition, deferred sales inducement balances are also reviewed periodically to ascertain whether actual experience has deviated significantly from that assumed (unlock) and are adjusted to reflect current policy lapse or termination rates, expense levels and credited rates on policies compared to anticipated experience (true-up). These adjustments, plus or minus, are included in contract interest expense. For the three months ended March 31, 2017 and 2016, the Company recorded true-up adjustments of its deferred sales inducement balances resulting in increased (decreased) balance sheet amounts of $(0.1) million and $(1.8) million, respectively, which thereby increased contract interest expense by a like amount. The Company did not unlock its deferred sales inducement balance during the three months ended March 31, 2017 and 2016.

Other operating expenses - Other operating expenses consist of general administrative expenses, licenses and fees, commissions not subject to deferral, nursing home expenses and compensation costs. These expenses for the three months ended March 31, 2017 and 2016 are summarized in the table that follows.

	Three Months Ended March 31,
	2017	2016
	(In thousands)

General insurance expenses	$9,428	11,001
Nursing home expenses	4,322	4,616
Compensation expenses	6,117	3,393
Commission expenses	2,565	2,618
Taxes, licenses and fees	2,660	1,679

Totals	$25,092	23,307

General insurance expenses include provisions for litigation and other settlement payments made in lieu of litigation. As discussed in the Legal Proceedings section of the footnotes to the Condensed Consolidated Financial Statements, the Company charged $2.9 million against earnings in the first quarter of 2016 related to litigation involving an annuity contract matter in Puerto Rico. Reserves for balances due from agents are also included in general insurance expenses. Reserve additions in the first quarter of 2017 were $0.9 million as compared to $0.5 million in the first quarter of 2016. Amounts paid to consultants, primarily related to the implementation of the company's proprietary policy administrative system, increased to $1.6 million in the quarter ended March 31, 2017 versus $0.7 million in the comparable quarter of 2016. The company migrated its annuity in force contracts to the new system effective January 1, 2017.

Compensation expenses include share-based compensation costs related to outstanding vested and nonvested stock options and SARs, restricted stock units (RSUs) and performance share units (PSUs). The related share-based compensation costs move in tandem not only with the number of awards outstanding but also with the movement in the market price of the Company's Class A common stock as a result of marking the stock options, SARs, and RSUs to fair value under the liability method of accounting. Consequently, the related expense amount varies positive or negative in any given period. During the first quarter of 2017, the Company's closing stock price decreased from $310.80 at December 31, 2016 to $304.16 at March 31, 2017. For the three months ended March 31, 2017 share based compensation expense was $0.8 million while for the comparable period in 2016 share based compensation expense was $(1.5) million.

As further discussed in Note 7 to the Condensed Consolidated Financial Statements, the Company awarded 11,512 SARs and 4,334 RSUs to directors and officers during the first quarter of 2017. For the quarter ended March 31, 2016, 14,643 SARs and 3,661 RSUs were awarded. In addition, during the quarters ended March 31, 2017 and 2016 the Company awarded 4,425 and 5,727 PSUs, respectively. The liability for each PSU award is accrued ratably over the three calendar year measurement period associated with the respective award.

Taxes, licenses and fees include premium taxes and licensing fees paid to state insurance departments, guaranty fund assessments, the company portion of social security and Medicare taxes, real estate taxes and other state and municipal taxes. Included in the three months ended March 31, 2017, is $0.3 million for real estate taxes pertaining to the new home office facility acquired in December of 2016.

Federal Income Taxes. Federal income taxes on earnings from operations reflect an effective tax rate of 33.6% for the three months ended March 31, 2017 compared to 33.1% for the three months ended March 31, 2016. The Company's effective tax rate is typically lower than the Federal rate of 35% due to tax-exempt investment income related to municipal securities and dividends-received deductions on income from stocks.

Segment Operations

Summary of Segment Earnings
A summary of segment earnings for the three months ended March 31, 2017 and 2016 is provided below. The segment earnings exclude realized gains and losses on investments, net of taxes.

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
	(In thousands)

Segment earnings (losses):
Three months ended:
March 31, 2017	$(156)	9,370	7,846	4,798	21,858
March 31, 2016	$514	12,205	(377)	3,370	15,712

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below.

	Three Months Ended March 31,
	2017	2016
	(In thousands)

Premiums and contract revenues:
Premiums and contract charges	$8,849	7,659
Net investment income	19,590	6,133
Other revenues	13	24

Total revenues	28,452	13,816

Benefits and expenses:
Life and other policy benefits	4,919	3,621
Amortization of deferred policy acquisition costs	2,789	2,011
Universal life insurance contract interest	16,247	3,843
Other operating expenses	4,732	3,575

Total benefits and expenses	28,687	13,050

Segment earnings (loss) before Federal income taxes	(235)	766
Provision (benefit) for Federal income taxes	(79)	252

Segment earnings (loss)	$(156)	514

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

	Three Months Ended March 31,
	2017	2016
	(In thousands)

Universal life insurance revenues	$9,705	8,391
Traditional life insurance premiums	1,277	1,193
Reinsurance premiums	(2,133)	(1,925)

Totals	$8,849	7,659

The Company's domestic life insurance in force in terms of policy count has been declining for several years. The pace of new policies issued has lagged the number of policies terminated from death or surrender by roughly a two-to-one rate over the past several years causing a declining level of insurance in force from which contract charge revenue is received. Consequently, the number of domestic life insurance policies in force has declined from 54,300 at December 31, 2015 to 51,600 at December 31, 2016, and to 51,100 at March 31, 2017.

Universal life insurance revenues are also generated with the issuance of new business based upon amounts per application and percentages of the face amount (volume) of insurance issued. The number of domestic life policies issued in the first three months of 2017 was 19% higher than in the comparable period for 2016 and the volume of insurance issued was 9% more than that in 2016. Universal life insurance revenues also include surrender charge income realized on terminating policies and, in the case of Domestic universal life, amortization into income of the premium load on single premium policies which the Company began deferring in 2013.

Premiums collected on universal life products are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings in accordance with GAAP.  Actual domestic universal life premiums collected are detailed below.

	Three Months Ended March 31,
	2017	2016
	(In thousands)

Universal life insurance:
First year and single premiums	$29,464	27,526
Renewal premiums	5,007	5,267

Totals	$34,471	32,793

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

A detail of net investment income for domestic life insurance operations is provided below.

	Three Months Ended March 31,
	2017	2016
	(In thousands)

Net investment income (excluding derivatives)	$8,932	8,274
Derivative gain (loss)	10,658	(2,141)

Net investment income	$19,590	6,133

Life and policy benefits for a smaller block of business are subject to variation from quarter to quarter. Claim activity during the first three months of 2017 was in line with historical trends and was slightly higher compared to the same period for 2016. The number of incurred claims during the first three months of 2017 increased 4% compared to the first three months of 2016 while the average net claim amount increased from $22,800 to $25,800. The low face amount per claim reflects the older block of domestic life insurance policies sold which were final expense type products (i.e. purchased to cover funeral costs). The increase in the average net claim amount reflects claims from more recent policy sales (single premium wealth transfer products) which have much higher face amounts of insurance coverage per policy. The Company's overall mortality experience for this segment has been better than pricing assumptions.

As noted previously in the discussion of Results of Operations, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience with the adjustment reflected in current period amortization expense. To the extent required, the Company may also record unlocking adjustments to DPAC balances. The following table identifies the effects of unlocking and true-up adjustments on domestic life insurance DPAC balances recorded through amortization expense for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016
	(In thousands)

Increase (Decrease) in DPAC Balance
Unlocking	$—	—
True-up	(660)	1,860

Totals	$(660)	1,860

As noted in the table above, the true-up adjustments recorded increased (decreased) the DPAC balance on the Condensed Consolidated Balance Sheets which conversely reduced (increased) amortization expense in current earnings by a like amount for the periods shown. The Company unlocked for favorable mortality experience and incremental future profit related to universal life insurance riders during calendar 2016 which served to reduce the level of favorable true-up experience during the current period.

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

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below.

	Three Months Ended March 31,
	2017	2016
	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$31,500	32,788
Net investment income	18,619	6,847
Other revenues	26	36

Total revenues	50,145	39,671

Benefits and expenses:
Life and other policy benefits	6,285	5,168
Amortization of deferred policy acquisition costs	7,406	5,105
Universal life insurance and annuity contract interest	16,382	5,683
Other operating expenses	5,978	5,526

Total benefits and expenses	36,051	21,482

Segment earnings (losses) before Federal income taxes	14,094	18,189
Provision (benefit) for Federal income taxes	4,724	5,984

Segment earnings (loss)	$9,370	12,205

As with domestic life operations, revenues from the international life insurance segment include both premiums on traditional type products and contract revenues from universal life insurance. A comparative detail of premiums and contract revenues is provided below.

	Three Months Ended March 31,
	2017	2016
	(In thousands)

Universal life insurance revenues	$30,670	29,932
Traditional life insurance premiums	2,944	4,979
Reinsurance premiums	(2,114)	(2,123)

Totals	$31,500	32,788

In general, universal life revenues and operating earnings are anticipated to emerge with growth in the amount of international life insurance in force. The volume of insurance in force contracted from $19.0 billion at December 31, 2015 to $17.9 billion at December 31, 2016 and further decreased to $17.5 billion at March 31, 2017. Universal life insurance revenues are also generated with the issuance of new business based upon amounts per application and percentages of the face amount (volume) of insurance issued. The number of international life policies issued in the first three months of 2017 was 4% lower than in the first three months of 2016 while the volume of insurance issued was 16% less than that issued in 2016 during the same period.

A third component of international universal life revenues include surrender charges assessed upon surrender of contracts by policyholders. At the height of the financial crisis in 2008 through 2010 the Company's international policyholders exhibited concern regarding the developments in U.S. financial markets. This evidenced itself in the Company's termination activity in its international life policies in force. The Company incurred higher termination experience than is typical which resulted in recognition of increased surrender charge fee income. This level of termination activity subsequently subsided in 2011 with the termination activity over the following years remaining relatively stable. In 2015, termination activity revisited the levels last seen during the 2008 through 2010 period resulting in additional surrender charge fee revenues, and this activity has continued into 2016 and 2017. The following table illustrates the Company's recent international life termination experience.

	Amount in $'s	Annualized Termination Rate
	(millions)

Volume In Force Terminations
Three months ended March 31, 2017	647.5	13.8%
Year ended December 31, 2016	2,340.6	11.6%
Year ended December 31, 2015	2,659.1	12.3%
Year ended December 31, 2014	1,825.5	8.4%
Year ended December 31, 2013	1,838.5	8.6%
Year ended December 31, 2012	1,828.4	8.7%

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

	Three Months Ended March 31,
	2017	2016
	(In thousands)

Universal life insurance:
First year and single premiums	$3,888	4,166
Renewal premiums	20,513	23,201

Totals	$24,401	27,367

The Company's most popular international products have been its fixed-index universal life products in which the policyholder can elect to have the interest rate credited to their policy account values linked in part to the performance of an outside equity index. Included in the totals in the above table are collected premiums for fixed-index universal life products of approximately $15.7 million and $17.4 million for the first three months of 2017 and 2016, respectively. The decline in renewal premiums during 2017 compared to 2016 corresponds with the increased termination activity discussed above.

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

	Three Months Ended March 31,
	2017	2016
	(In thousands)

Net investment income (excluding derivatives)	$8,605	8,975
Derivative gain (loss)	10,014	(2,128)

Net investment income	$18,619	6,847

For liability purposes, the embedded option in the Company's policyholder obligations for this feature is bifurcated and reserved for separately. Accordingly, the impact for the embedded derivative component in the equity-index universal life product is reflected in the contract interest expense for each respective period.

Life and policy benefits primarily consist of death claims on policies. The Company's clientèle for international products are generally wealthy individuals with access to U.S. dollars and quality medical care. Consequently, the amounts of coverage purchased tend to be larger amounts than those for domestic life insurance. In the year ended December 31, 2016, the average face amount of insurance purchased was $336,500, and in the first three months of 2017, the average was slightly lower at $301,300. While life and policy benefit expense for the international life segment reflects the larger policies purchased, mortality due to natural causes is comparable to that in the United States. The Company's maximum risk exposure per insured life is capped at $500,000 through reinsurance. The average international life net claim amount in the first three months of 2017 increased from that in the first three months of 2016 to $156,000 from $137,000.

The Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking and true-up adjustments on international life insurance DPAC balances recorded through amortization expense for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016
	(In thousands)

Increase (Decrease) in DPAC Balance
Unlocking	$—	—
True-up	1,590	4,310

Totals	$1,590	4,310

True-up adjustments in the first three months of 2017 and 2016 were favorable and increased the DPAC balance on the Condensed Consolidated Balance Sheet and decreased amortization expense in current earnings by a like amount. During 2016 the Company unlocked the DPAC balance for this segment for favorable mortality, higher cost of insurance charges which had been implemented, future profit on universal life insurance riders, and increased lapse rates for disengaged countries. These prior year unlockings served to reduce the level of favorable true-up experience during the current period.

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

	Three Months Ended March 31,
	2017	2016
	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$5,236	5,736
Net investment income	126,434	77,639
Other revenues	26	60

Total revenues	131,696	83,435

Benefits and expenses:
Life and other policy benefits	8,553	6,812
Amortization of deferred policy acquisition costs	24,017	28,104
Annuity contract interest	77,264	39,491
Other operating expenses	10,060	9,590

Total benefits and expenses	119,894	83,997

Segment earnings (loss) before Federal income taxes	11,802	(562)
Provision (benefit) for Federal income taxes	3,956	(185)

Segment earnings (loss)	$7,846	(377)

Premiums and contract charges primarily consist of surrender charge income recognized on terminated policies. The amount of the surrender charge income recognized is determined by the volume of surrendered contracts as well as the duration of each contract at the time of surrender given the pattern of declining surrender charge rates over time that is common to most annuity contracts. The Company's lapse rate for annuity contracts in the first three months of 2017 was 6.4% compared to 6.5% during the same period in 2016.

Deposits collected on annuity contracts are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings, in accordance with GAAP. Actual annuity deposits collected for the three months ended March 31, 2017 and 2016 are detailed below.

	Three Months Ended March 31,
	2017	2016
	(In thousands)

Fixed-index annuities	$144,960	154,030
Other deferred annuities	9,639	11,528
Immediate annuities	1,893	1,525

Totals	$156,492	167,083

Fixed-index products are more attractive for consumers when interest rate levels remain low and equity markets produce positive returns. Since the Company does not offer variable products or mutual funds, fixed-index products provide an important alternative to the Company's existing fixed interest rate annuity products. Fixed-index annuity deposits as a percentage of total annuity deposits were 93% and 92% for the three months ended March 31, 2017 and 2016, respectively. The percentage of fixed-index products of total annuity sales reflects the low interest rate environment and the ongoing bull market in equities.

As a selling inducement, some of the deferred products, including fixed-index annuity products, contain a first year interest bonus ranging from 1% to 7% depending upon the product, in addition to the base first year interest rate. Other products include a premium bonus ranging from 2% to 10% which is credited to the account balance when premiums are applied. These bonus rates are deferred in conjunction with other capitalized policy acquisition costs. The amounts deferred to be amortized over future periods amounted to approximately $4.8 million and $4.2 million during the first three months of 2017 and 2016, respectively. Amortization of deferred sales inducements is included as a component of annuity contract interest as described later in this discussion of Annuity Operations.

A detail of net investment income for annuity operations is provided below.

	Three Months Ended March 31,
	2017	2016
	(In thousands)

Net investment income (excluding derivatives)	$85,900	86,271
Derivative gain (loss)	40,534	(8,632)

Net investment income	$126,434	77,639

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

Consistent with the domestic and international life segments, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking and true-up adjustments on annuity DPAC balances recorded through amortization expense for the for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016
	(In thousands)

Increase (Decrease) in DPAC Balance
Unlocking	$—	—
True-up	(1,270)	(5,810)

Totals	$(1,270)	(5,810)

No unlocking adjustments were recorded in the first three months of 2017 and 2016.

As the true-up adjustments decreased the DPAC balances on the Condensed Consolidated Balance Sheet for the three months ended March 31, 2017 and 2016, a corresponding increase in DPAC amortization expense was recorded in the Company's Condensed Consolidated Statements of Earnings in each respective period. The decrease in the negative true-up adjustment for the Annuity line of business year-to-date compared to the prior year period is due to unlocking adjustments made during the remainder of 2016 which adjusted future profit assumptions for surrender and annuitization rates on indexed, single tier, and two tier annuities.

Annuity contract interest includes the equity component return associated with the call options purchased to hedge the Company's fixed-index annuities. The detail of fixed-index annuity contract interest as compared to contract interest for all other annuities is as follows:

	Three Months Ended March 31,
	2017	2016
	(In thousands)

Fixed-index annuities	$40,886	16,081
All other annuities	34,864	21,018

Gross contract interest	75,750	37,099
Bonus interest deferred and capitalized	(4,783)	(4,205)
Bonus interest amortization	6,297	6,597

Total contract interest	$77,264	39,491

The fluctuation in reported contract interest amounts for fixed-index annuities is driven by sales levels, the level of the business in force and the effect of positive or negative market returns of option values on projected interest credits. As noted in the discussion on Consolidated Operations, positive returns on expiring option contracts during the first quarter of 2017 lead to an increase in collected asset management fees by the Company which served to lessen the increase in contract interest relative to the option gains reported in the Company's revenues.

Annuity contract interest includes true-up adjustments for the deferred sales inducement balance. True-up adjustments for the deferred sales inducement balance are made each period similar to that done with respect to DPAC balances. For the three months ended March 31, 2017 and 2016, deferred sales inducement balances on the Condensed Consolidated Balance Sheet were reduced by $0.1 million and $1.8 million, respectively, for true-up adjustments. These adjustments are included in the above table as an addition to bonus interest amortization. Similar to the discussion concerning DPAC balances, the Company also unlocked its deferred sales inducement balance during the remainder of 2016 for surrender and annuitization rates. The 2016 prospective unlocking served to reduce the true-up adjustment in the first quarter of 2017 relative to the same period in 2016.

The majority of litigation and legal matters the Company is involved with emanate from annuity products. The $2.9 million litigation provision discussed in the Consolidated Operations section of this report was allocated to the Annuity Operations segment and is included in other operating expenses in 2016.

Other Operations

The Company's primary business encompasses its domestic and international life insurance operations and its annuity operations of National Western. However, NWLGI and National Western also have small real estate, nursing home, and other investment operations through their wholly owned subsidiaries. Nursing home operations generated $0.1 million and $0.2 million of pre-tax operating earnings in the first three months of 2017 and 2016, respectively. The remaining pre-tax earnings of $7.1 million and $4.8 million in Other Operations during the three month periods represent investment income from real estate, municipal bonds, and common and preferred equities held in subsidiary company portfolios principally for tax advantage purposes. The increase in the first quarter of 2017 from these investments reflects payoffs on certain loans having profit participation provisions in the agreements with borrowers.

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

	March 31, 2017		December 31, 2016
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Debt securities	$10,297,965	95.9	$10,201,309	96.0
Mortgage loans	163,880	1.5	174,534	1.6
Policy loans	57,769	0.5	58,699	0.6
Derivatives, index options	149,848	1.4	120,644	1.1
Real estate	31,606	0.3	31,761	0.3
Equity securities	19,525	0.2	18,313	0.2
Other	22,209	0.2	22,193	0.2

Totals	$10,742,802	100.0	$10,627,453	100.0

Debt and Equity Securities

The Company maintains a diversified portfolio which consists mostly of corporate, mortgage-backed, and public utility fixed income securities. Investments in mortgage-backed securities primarily include U.S. Government agency pass-through securities and collateralized mortgage obligations ("CMO"). The Company's investment guidelines prescribe limitations by type of security as a percent of the total investment portfolio and all holdings were within these threshold limits. As of March 31, 2017 and December 31, 2016, the Company's debt securities portfolio consisted of the following classes of securities:

	March 31, 2017		December 31, 2016
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Corporate	$7,206,615	70.0	$7,097,692	69.6
Residential mortgage-backed securities	1,384,987	13.4	1,396,426	13.7
Public utilities	1,223,997	11.9	1,218,870	11.9
State and political subdivisions	451,620	4.4	456,643	4.5
U.S. agencies	—	—	—	—
Asset-backed securities	19,072	0.2	20,009	0.2
Foreign governments	10,340	0.1	10,336	0.1
U.S. Treasury	1,334	—	1,333	—

Totals	$10,297,965	100.0	$10,201,309	100.0

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

	Three Months Ended March 31,	Year Ended December 31,
	2017	2016
	($ In thousands)

Cost of acquisitions	$295,405	$700,248
Average credit quality	A-	BBB+
Effective annual yield	3.63%	3.38%
Spread to treasuries	1.17%	1.54%
Effective duration	8.3 years	8.4 years

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

In addition to diversification, an important aspect of the Company's investment approach is managing the credit quality of its investment in debt securities. Thorough credit analysis is performed on potential corporate investments including examination of a company's credit and industry outlook, financial ratios and trends, and event risks. This emphasis is reflected in the high average credit rating of the Company's debt securities portfolio with 98.4%, as of March 31, 2017, held in investment grade securities. In the table below, investments in debt securities are classified according to credit ratings by nationally recognized statistical rating organizations.

	March 31, 2017		December 31, 2016
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

AAA	$111,215	1.1	$97,421	1.0
AA	2,204,196	21.4	2,225,606	21.8
A	3,268,976	31.7	3,288,882	32.2
BBB	4,552,656	44.2	4,409,873	43.2
BB and other below investment grade	160,922	1.6	179,527	1.8

Totals	$10,297,965	100.0	$10,201,309	100.0

The Company's investment guidelines do not allow for the purchase of below investment grade securities.  The investments held in debt securities below investment grade are the result of subsequent downgrades of the securities.  These holdings are further summarized below.

	Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	% of Invested Assets
	(In thousands, except percentages)

March 31, 2017	$160,459	160,922	163,278	1.5%

December 31, 2016	$180,943	179,527	180,732	1.7%

The Company's percentage of below investment grade securities as of March 31, 2017 compared with the percentage at December 31, 2016 decreased marginally due to the maturity and disposal of several securities. The Company's holdings of below investment grade securities are relatively small and as a percentage of total invested assets low compared to industry averages.

Holdings in below investment grade securities by category as of March 31, 2017 are summarized below, including their comparable fair value as of December 31, 2016 for those debt securities rated below investment grade at March 31, 2017. The Company continually monitors developments in these industries for issues that may affect security valuation.

	Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	Fair Value
Industry Category	March 31, 2017	March 31, 2017	March 31, 2017	December 31, 2016
	(In thousands)

Asset-backed securities	$8,152	8,178	9,556	9,545
Residential mortgage-backed	1,275	1,189	1,189	1,192
Oil & gas	35,073	33,825	33,825	32,465
Manufacturing	61,345	61,836	62,176	61,241
Other	54,614	55,894	56,532	56,019

Totals	$160,459	160,922	163,278	160,462

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

In the energy sector, oil prices incurred a precipitous drop in prices over the past several years. While it appears that prices have bottomed and come off of their lows, this downturn affected the credit quality of individual companies. At March 31, 2017 and December 31, 2016, the Company's aggregate holdings in this sector approximated $961 million and $951 million, respectively. These holdings represented debt securities issued by approximately forty companies in the oil and gas industry. The Company's oil and gas debt securities were 96.5% investment grade as of the balance sheet date and had an overall investment credit rating of BBB+. Further mitigating the risk of the Company's holdings in this sector are ample diversification by subsector (integrated, independent, pipeline, servicer, and equipment).

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

During the three months ended March 31, 2017 the Company recorded no other-than-temporary impairment credit related write-downs on debt or equity securities. See Note 9, Investments, of the accompanying Condensed Consolidated Financial Statements for further discussion. Since the Company's adoption of the GAAP guidance on the recognition and accounting for other-than-temporary impairments due to credit loss versus non-credit loss, the Company has recognized a total of $2.0 million of other-than-temporary impairments of which $1.4 million was deemed credit related and recognized as realized investment losses in earnings, and $0.6 million, net of amortization, was deemed a non-credit related impairment and recognized in other comprehensive income.

The Company is required to classify its investments in debt and equity securities into one of three categories: (a) trading securities; (b) securities available for sale; or (c) securities held to maturity. The Company purchases securities with the intent to hold to maturity and accordingly does not maintain a portfolio of trading securities. Of the remaining two categories, available for sale and held to maturity, the Company makes a determination on categorization based on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. As shown in the table below, at March 31, 2017, 28.9% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale. These holdings in available for sale provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.

	March 31, 2017
	Fair Value	Amortized Cost	Unrealized Gains (Losses)
	(In thousands)

Securities held to maturity:
Debt securities	$7,472,191	7,277,434	194,757
Securities available for sale:
Debt securities	3,020,531	2,943,611	76,920
Equity securities	19,525	14,473	5,052

Totals	$10,512,247	10,235,518	276,729

Asset-Backed Securities

The Company holds approximately $19.1 million in asset-backed securities as of March 31, 2017. This portfolio includes $1.4 million of manufactured housing bonds and $17.7 million of home equity loans (also referred to as subprime securities). These holdings are down from the levels held at December 31, 2016 of $1.6 million and $18.4 million, respectively. The Company does not have any holdings in collateralized bond obligations (“CBO”s), collateralized debt obligations (“CDO”s), or collateralized loan obligations (“CLO”s). Principal risks in holding asset-backed securities are structural, credit, and capital market risks. Structural risks include the securities' priority in the issuer's capital structure, the adequacy of and ability to realize proceeds from collateral and the potential for prepayments. Credit risks include corporate credit risks or consumer credit risks for financing such as subprime mortgages. Capital market risks include the general level of interest rates and the liquidity for these securities in the marketplace.

The Company's exposure to the subprime sector is limited to investments in the senior tranches of subprime residential mortgage loans. The subprime sector is generally categorized under the asset-backed sector. This sector lends to borrowers who do not qualify for prime interest rates due to poor or insufficient credit history. The slowing housing market, rising interest rates, and relaxed underwriting standards for loans originated after 2005 resulted in higher delinquency rates and losses beginning in 2007. These events caused illiquidity in the market and volatility in the market prices of subprime securities. The housing market subsequently stabilized and an improvement in the prices of subprime securities occurred as the bond market regained more liquidity. All of the loans classified as subprime in the Company's portfolio as of March 31, 2017 were underwritten prior to 2005 as noted in the table below.

	March 31, 2017		December 31, 2016
Investment Origination Year	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)

Subprime:
1998	$1,942	2,011	2,074	2,145
2003	2,927	4,264	2,997	4,369
2004	12,782	12,794	13,382	13,401

Total	$17,651	19,069	18,453	19,915

During the first quarter of 2017, the Company's exposure to the subprime sector was lower due to principal repayments. As of March 31, 2017, the Company held nine subprime issues of which one was rated AAA, one was rated AA, one was rated A, one was rated BBB, two were rated B, one was rated CCC, one was rated D and one was not rated.

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

The Company requires a minimum specified yield on mortgage loan investments determined by reference to currently available debt security instrument yields plus a desired amount of incremental basis points. During the past several years, the low interest rate environment has resulted in fewer loan opportunities being available that meet the Company's required rate of return. Beginning in 2016, the Company made a concerted effort to grow this part of its investment portfolio. Mortgage loans originated by the Company totaled $84.6 million for the year ended December 31, 2016 and slowed to $8.3 million for the three months ended March 31, 2017. Principal repayments on mortgage loans for the three months ended March 31, 2017 were $19.0 million.

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

The Company held net investments in mortgage loans, after allowances for possible losses, totaling $163.9 million and $174.5 million at March 31, 2017 and December 31, 2016, respectively.  The diversification of the portfolio by geographic region and by property type was as follows:

	March 31, 2017		December 31, 2016
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Geographic Region:
West South Central	$101,864	61.9	$102,531	58.5
East North Central	21,963	13.3	26,717	15.3
East South Central	14,615	8.9	6,512	3.7
South Atlantic	14,020	8.5	14,130	8.1
Pacific	8,162	5.0	9,872	5.6
Middle Atlantic	2,270	1.4	2,288	1.3
Mountain	1,636	1.0	1,646	0.9
New England	—	—	11,488	6.6
Gross balance	164,530	100.0	175,184	100.0

Allowance for possible losses	(650)	(0.4)	(650)	(0.4)

Totals	$163,880	99.6	$174,534	99.6

	March 31, 2017		December 31, 2016
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Property Type:
Retail	$79,613	48.4	$89,947	51.3
Office	56,832	34.5	57,095	32.6
Hotel/Motel	9,619	5.9	9,708	5.6
Land/Lots	5,070	3.1	4,946	2.8
All other	13,396	8.1	13,488	7.7
Gross balance	164,530	100.0	175,184	100.0

Allowance for possible losses	(650)	(0.4)	(650)	(0.4)

Totals	$163,880	99.6	$174,534	99.6

The Company's direct investments in real estate are not a significant portion of its total investment portfolio.  The Company also participates in several real estate joint ventures, limited partnerships, and other loans that invest primarily in income-producing retail properties.  These investments have enhanced the Company's overall investment portfolio returns. The Company's real estate investments totaled approximately $31.6 million and $31.8 million at March 31, 2017 and December 31, 2016, respectively.

The Company recognized operating income of approximately $0.7 million and $0.5 million on real estate properties in the first three months of 2017 and 2016, respectively. The Company monitors the conditions and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition.

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

Interest Rate Risk

A gradual increase in interest rates from current levels would generally be a positive development for the Company. Rate increases would be expected to provide incremental net investment income, produce increased sales of fixed rate products, and limit the potential erosion of the Company's interest rate spread on products due to minimum guaranteed crediting rates in products. Alternatively, a rise in interest rates would reduce the fair value of the Company's investment portfolio. Should long-term rates rise dramatically within a relatively short time period the Company could be exposed to disintermediation risk. Disintermediation risk is the risk that policyholders will surrender their policies in a rising interest rate environment forcing the Company to liquidate assets when they are in an unrealized loss position.

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

The correlation between fair values and interest rates for debt securities is reflected in the tables below.

	March 31, 2017	December 31, 2016
	(In thousands except percentages)

Debt securities - fair value	$10,492,722	10,379,661
Debt securities - amortized cost	$10,221,045	10,136,279
Fair value as a percentage of amortized cost	102.66%	102.40%
Net unrealized gain balance	$271,677	243,382
Ten-year U.S. Treasury bond – (decrease) increase in yield for the period	(0.06)%	0.18%

	Net Unrealized Gain Balance
	At March 31, 2017	At December 31, 2016	Year-to-date Change in Unrealized Balance

Debt securities held to maturity	$194,757	178,352	16,405
Debt securities available for sale	76,920	65,030	11,890

Totals	$271,677	243,382	28,295

Changes in interest rates typically have a sizable effect on the fair values of the Company's debt securities. The market interest rate of the ten-year U.S. Treasury bond decreased approximately 6 basis points from 2.45% at year-end 2016 to 2.39% by the end of the first three months of 2017 and the Company's unrealized gain position increased $28.3 million on a portfolio with an amortized cost basis of approximately $10.2 billion. Given that the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in fair values have a relatively small effect on the Company's Condensed Consolidated Balance Sheet.

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

The Company performed detailed sensitivity analysis as of December 31, 2016, for its interest rate-sensitive assets and liabilities. The changes in market values of the Company's debt securities in the first three months of 2017 were reasonable given the expected range of results of this analysis.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity requirements are met primarily by funds provided from operations. Premium deposits and annuity considerations, investment income, and investment maturities and prepayments are the primary sources of funds while investment purchases, policy benefits in the form of claims, and payments to policyholders and contract holders in connection with surrenders and withdrawals as well as operating expenses are the primary uses of funds. To ensure the Company will be able to pay future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed income securities. Funds are invested with the intent that the income from investments, plus proceeds from maturities, will meet the ongoing cash flow needs of the Company. The approach of matching asset and liability durations and yields requires an appropriate mix of investments. Although the Company historically has not been put in the position of having to liquidate invested assets to provide cash flow, its investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs. The Company (National Western) may also borrow up to $40 million on its bank line of credit for short-term cash needs. There were no borrowings outstanding under the line of credit at March 31, 2017.

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

	Three Months Ended March 31,
	2017	2016
	(In thousands)

Product Line:
Traditional Life	$1,311	1,351
Universal Life	38,859	24,465
Annuities	121,664	127,117

Total	$161,834	152,933

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

Cash flows from the Company's insurance operations have historically been sufficient to meet current needs. Cash flows from operating activities were $92.4 million and $103.3 million for the three months ended March 31, 2017 and 2016, respectively. The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $191.1 million and $126.9 million for the three months ended March 31, 2017 and 2016, respectively. Operating and investing activity cash flow items could be reduced if interest rates rise at an accelerated rate in the future. Net cash inflows/(outflows) from the Company's universal life and investment annuity deposit product operations totaled $(50.0) million and $(40.2) million during the three months ended March 31, 2017 and 2016, respectively.

Capital Resources

The Company relies on stockholders' equity for its capital resources as there is no long-term debt outstanding and the Company does not anticipate the need for any long-term debt in the near future.  As of March 31, 2017, the Company had no commitments beyond its normal operating and investment activities.

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

Insurance reserves are the means by which life insurance companies determine the liabilities that must be established to assure that future policy benefits are provided for and can be paid. These reserves are required by law and based upon standard actuarial methodologies to ensure fulfillment of commitments guaranteed to policyholders and their beneficiaries, even though the obligations may not be due for many years. Refer to Note 1 in the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of reserving methods.

The table below summarizes future estimated cash payments under existing contractual obligations.

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)

Loan commitments	$10,454	10,454	—	—	—
Operating lease obligations	989	217	675	97	—
Life claims payable (1)	74,426	74,426	—	—	—
Other long-term reserve liabilities reflected on the balance sheet (2)	10,758,565	935,194	1,856,858	1,678,884	6,287,629

Total	$10,844,434	1,020,291	1,857,533	1,678,981	6,287,629

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

During the quarter ended March 31, 2017, the Company converted its annuity in force policies to its previously implemented internally developed policy administration system and began processing of policy transactions on such business. This constitutes a change in the Company's internal controls over financial reporting as defined in Rules 13a-15(f) and 15d-15(e) under the Exchange Act. Prior to implementation, the Company performed model office testing encompassing the new processes and procedures to be employed using the new system and defined its internal controls with respect to such processing in this environment. During the course of the quarter ended March 31, 2017, management continued to perform post-implementation testing and analysis of the processing and internal controls implemented and determined that the change did not materially affect the Company's internal controls over financial reporting such that the information required to reported and disclosed in its reports under the Exchange Act was adversely impacted. Internal controls over financial reporting change as the Company modifies or enhances its systems and processes to meet business needs. Any significant changes in controls are evaluated prior to implementation to help ensure continued effectiveness of internal controls and the control environment.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 8(A) "Legal Proceedings" of the accompanying Condensed Consolidated Financial Statements included in this Form 10-Q.

ITEM 1A. RISK FACTORS

There have been no substantial changes relative to the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective August 22, 2008, National Western adopted and implemented a limited stock buy-back program associated with the company's 2008 Incentive Plan which provides Option Holders the additional alternative of selling shares acquired through the exercise of options directly back to the company. This program succeeded a similar buy-back program implemented March 10, 2006 associated with the company's 1995 Stock Option and Incentive Plan. Option Holders may elect to sell such acquired shares back to the company at any time within ninety (90) days after the exercise of options at the prevailing market price as of the date of notice of election. These plans and programs were assumed by National Western Life Group, Inc. from National Western in 2015 pursuant to the terms of the holding company reorganization.

The following table sets forth the Company's repurchase of its Class A common shares from Option Holders for the quarter ended March 31, 2017.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May yet Be Purchased Under the Plans or Programs

January 1, 2017 through January 31, 2017	—	—	N/A	N/A
February 1, 2017 through February 28, 2017	—	—	N/A	N/A
March 1, 2017 through March 31, 2017	100	$308.80	N/A	N/A

Total	100	$308.80	N/A	N/A

Purchased shares are reported in the Company's Condensed Consolidated Financial Statements as authorized and unissued.

ITEM 4.  Removed and Reserved.

ITEM 6.  EXHIBITS

(a)	Exhibits

Exhibit 31(a)	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	-	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL WESTERN LIFE GROUP, INC.
(Registrant)

Date:	May 9, 2017	/S/ Ross R. Moody
Ross R. Moody
Chairman of the Board, President and
Chief Executive Officer
(Authorized Officer)

Date:	May 9, 2017	/S/ Brian M. Pribyl
Brian M. Pribyl
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)
(Principal Accounting Officer)