Form 10-Q
period 2017-06-30
National Western Life Group, Inc.
filed 2017-08-04
CIK 1635984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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
Large accelerated filer  ☐   Accelerated filer  ☒   Non-accelerated filer (Do not check if a smaller reporting company)  ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒
As of August 3, 2017, the number of shares of Registrant's common stock outstanding was: Class A – 3,436,166 and  Class B - 200,000.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
ASSETS	June 30, 2017	December 31, 2016

Investments:
Securities held to maturity, at amortized cost (fair value: $7,466,140 and $7,337,611)	$7,230,187	7,159,259
Securities available for sale, at fair value (cost: $2,943,326 and $2,991,042)	3,042,758	3,060,363
Mortgage loans, net of allowance for possible losses ($650 and $650)	183,698	174,534
Policy loans	57,899	58,699
Derivatives, index options	149,341	120,644
Other long-term investments	53,864	53,954

Total investments	10,717,747	10,627,453

Cash and cash equivalents	109,068	51,247
Deferred policy acquisition costs	808,296	835,194
Deferred sales inducements	140,596	147,111
Accrued investment income	98,034	99,245
Federal income tax receivable	14,393	—
Other assets	133,128	134,731

Total assets	$12,021,262	11,894,981

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).
NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY	June 30, 2017	December 31, 2016

LIABILITIES:

Future policy benefits:
Universal life and annuity contracts	$9,781,357	9,722,313
Traditional life reserves	135,618	136,782
Other policyholder liabilities	146,252	143,391
Deferred Federal income tax liability	57,841	64,990
Federal income tax payable	—	789
Other liabilities	119,814	104,888

Total liabilities	10,240,882	10,173,153

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:

Common stock:
Class A - $.01 par value; 7,500,000 shares authorized; 3,436,166 issued and outstanding in 2017 and 2016	34	34
Class B - $.01 par value; 200,000 shares authorized, issued, and outstanding in 2017 and 2016	2	2
Additional paid-in capital	41,716	41,716
Accumulated other comprehensive income	20,083	10,552
Retained earnings	1,718,545	1,669,524

Total stockholders’ equity	1,780,380	1,721,828

Total liabilities and stockholders' equity	$12,021,262	11,894,981

Note:  The Condensed Consolidated Balance Sheet at December 31, 2016 has been derived from the audited Consolidated Financial Statements as of that date.

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended June 30, 2017 and 2016
(Unaudited)
(In thousands, except per share amounts)

	2017	2016

Premiums and other revenues:
Universal life and annuity contract charges	$40,697	41,448
Traditional life premiums	4,133	4,917
Net investment income	142,612	113,251
Other revenues	4,537	4,696
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) gains (losses)	23	27
Portion of OTTI (gains) losses recognized in other comprehensive income	(23)	(27)
Net OTTI losses recognized in earnings	—	—
Other net investment gains (losses)	6,247	2,782
Total net realized investment gains (losses)	6,247	2,782

Total revenues	198,226	167,094

Benefits and expenses:
Life and other policy benefits	17,854	15,540
Amortization of deferred policy acquisition costs	33,058	28,966
Universal life and annuity contract interest	82,170	62,799
Other operating expenses	26,343	19,403

Total benefits and expenses	159,425	126,708

Earnings before Federal income taxes	38,801	40,386

Federal income taxes	13,318	14,100

Net earnings	$25,483	26,286

Basic earnings per share:
Class A	$7.21	$7.43
Class B	$3.60	$3.72

Diluted earnings per share:
Class A	$7.21	$7.43
Class B	$3.60	$3.72

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Six Months Ended June 30, 2017 and 2016
(Unaudited)
(In thousands, except per share amounts)

	2017	2016

Premiums and other revenues:
Universal life and annuity contract charges	$82,061	83,458
Traditional life premiums	8,354	9,090
Net investment income	314,354	208,751
Other revenues	9,042	9,574
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) gains (losses)	43	53
Portion of OTTI (gains) losses recognized in other comprehensive income	(43)	(53)
Net OTTI losses recognized in earnings	—	—
Other net investment gains (losses)	8,832	5,163
Total net realized investment gains (losses)	8,832	5,163

Total revenues	422,643	316,036

Benefits and expenses:
Life and other policy benefits	37,611	31,141
Amortization of deferred policy acquisition costs	67,270	64,186
Universal life and annuity contract interest	192,063	111,816
Other operating expenses	51,435	42,710

Total benefits and expenses	348,379	249,853

Earnings before Federal income taxes	74,264	66,183

Federal income taxes	25,243	22,638

Net earnings	$49,021	43,545

Basic earnings per share:
Class A	$13.86	$12.31
Class B	$6.93	$6.16

Diluted earnings per share:
Class A	$13.86	$12.31
Class B	$6.93	$6.16

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended June 30, 2017 and 2016
(Unaudited)
(In thousands)

	2017	2016

Net earnings	$25,483	26,286

Other comprehensive income (loss), net of effects of deferred costs and taxes:
Unrealized gains (losses) on securities:
Net unrealized holding gains (losses) arising during period	7,788	21,457
Net unrealized liquidity gains (losses)	(30)	9
Reclassification adjustment for net amounts included in net earnings	(1,068)	(113)

Net unrealized gains (losses) on securities	6,690	21,353

Foreign currency translation adjustments	(86)	(203)

Benefit plans:
Amortization of net prior service cost and net gain (loss)	(933)	(284)

Other comprehensive income (loss)	5,671	20,866

Comprehensive income (loss)	$31,154	47,152

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Six Months Ended June 30, 2017 and 2016
(Unaudited)
(In thousands)

	2017	2016

Net earnings	$49,021	43,545

Other comprehensive income, net of effects of deferred costs and taxes:
Unrealized gains (losses) on securities:
Net unrealized holding gains (losses) arising during period	13,267	46,103
Net unrealized liquidity gains (losses)	13	18
Reclassification adjustment for net amounts included in net earnings	(1,758)	(573)

Net unrealized gains (losses) on securities	11,522	45,548

Foreign currency translation adjustments	(171)	(103)

Benefit plans:
Amortization of net prior service cost and net gain (loss)	(1,820)	(567)

Other comprehensive income (loss)	9,531	44,878

Comprehensive income (loss)	$58,552	88,423

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY For the Six Months Ended June 30, 2017 and 2016 (Unaudited) (In thousands)

	2017	2016

Common stock:
Balance at beginning of period	$36	36
Shares exercised under stock option plan	—	—

Balance at end of period	36	36

Additional paid-in capital:
Balance at beginning of period	41,716	41,716
Shares exercised under stock option plan	—	—

Balance at end of period	41,716	41,716

Accumulated other comprehensive income:
Unrealized gains on non-impaired securities:
Balance at beginning of period	22,813	12,347
Change in unrealized gains (losses) during period, net of tax	11,509	45,530

Balance at end of period	34,322	57,877

Unrealized losses on impaired held to maturity securities:
Balance at beginning of period	(203)	(240)
Amortization	28	34
Other-than-temporary impairments, non-credit, net of tax	—	—
Additional credit loss on previously impaired securities	—	—
Change in shadow deferred policy acquisition costs	(15)	(16)

Balance at end of period	(190)	(222)

Unrealized losses on impaired available for sale securities:
Balance at beginning of period	(1)	(1)
Other-than-temporary impairments, non-credit, net of tax	—	—
Change in shadow deferred policy acquisition costs	—	—
Recoveries, net of tax	—	—

Balance at end of period	(1)	(1)

	Continued on Next Page

NATIONAL WESTERN LIFE GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY(continued) For the Six Months Ended June 30, 2017 and 2016 (Unaudited) (In thousands)

	2017	2016

Foreign currency translation adjustments:
Balance at beginning of period	2,661	2,825
Change in translation adjustments during period	(171)	(103)

Balance at end of period	2,490	2,722

Benefit plan liability adjustment:
Balance at beginning of period	(14,718)	(14,602)
Amortization of net prior service cost and net loss, net of tax	(1,820)	(567)

Balance at end of period	(16,538)	(15,169)

Accumulated other comprehensive income at end of period	20,083	45,207

Retained earnings:
Balance at beginning of period	1,669,524	1,569,905
Net earnings	49,021	43,545
Stockholder dividends	—	—

Balance at end of period	1,718,545	1,613,450

Total stockholders' equity	$1,780,380	$1,700,409

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Six Months Ended June 30, 2017 and 2016 (Unaudited) (In thousands)

	2017	2016

Cash flows from operating activities:
Net earnings	$49,021	43,545
Adjustments to reconcile net earnings to net cash from operating activities:
Universal life and annuity contract interest	192,063	111,816
Surrender charges and other policy revenues	(23,568)	(11,782)
Realized (gains) losses on investments	(8,832)	(5,163)
Accretion/amortization of discounts and premiums, investments	221	4
Depreciation and amortization	4,962	4,012
(Increase) decrease in value of derivatives	(93,421)	10,806
(Increase) decrease in deferred policy acquisition and sales inducement costs	20,987	11,677
(Increase) decrease in accrued investment income	1,211	656
(Increase) decrease in other assets	(3,307)	(3,373)
Increase (decrease) in liabilities for future policy benefits	6,748	(533)
Increase (decrease) in other policyholder liabilities	2,862	(5,960)
Increase (decrease) in Federal income taxes liability	(15,182)	22,450
Increase (decrease) in deferred Federal income tax	(12,281)	9,914
Increase (decrease) in other liabilities	9,264	(2,605)

Net cash provided by operating activities	130,748	185,464

Cash flows from investing activities:
Proceeds from sales of:
Securities held to maturity	—	—
Securities available for sale	22,184	7,966
Other investments	—	3,712
Proceeds from maturities and redemptions of:
Securities held to maturity	233,272	188,498
Securities available for sale	144,929	98,929
Derivatives, index options	100,516	2,090
Property and equipment	2,731	—
Purchases of:
Securities held to maturity	(296,706)	(185,189)
Securities available for sale	(116,927)	(122,013)
Derivatives, index options	(36,587)	(38,376)
Other investments	(188)	(23,231)
Property and equipment	(233)	—
Net change in short-term investments	—	(69,255)

	Continued on Next Page

NATIONAL WESTERN LIFE GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) For the Six Months Ended June 30, 2017 and 2016 (Unaudited) (In thousands)

	2017	2016

Principal payments on mortgage loans	22,685	16,254
Cost of mortgage loans acquired	(31,779)	(38,550)
Decrease (increase) in policy loans	800	1,370

Net cash provided by/(used in) investing activities	44,697	(157,795)

Cash flows from financing activities:
Deposits to account balances for universal life and annuity contracts	360,928	429,101
Return of account balances on universal life and annuity contracts	(478,290)	(468,639)

Net cash provided by (used in) financing activities	(117,362)	(39,538)

Effect of foreign exchange	(262)	(157)

Net increase (decrease) in cash and cash equivalents	57,821	(12,026)
Cash and cash equivalents at beginning of period	51,247	106,007

Cash and cash equivalents at end of period	$109,068	$93,981

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid (received) during the period for:
Interest	$19	23
Income taxes	$52,706	(10,000)

Noncash operating activities:
Deferral of sales inducements	$(3,986)	(5,366)

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)	CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position of National Western Life Group, Inc. ("NWLGI") and its wholly owned subsidiaries (“Company”) as of June 30, 2017, and the results of its operations and its cash flows for the three and six months ended June 30, 2017 and June 30, 2016. Such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year. It is recommended that these Condensed Consolidated Financial Statements be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 which is accessible free of charge through the Company's internet site at www.nwlgi.com or the Securities and Exchange Commission internet site at www.sec.gov. The Condensed Consolidated Balance Sheet at December 31, 2016 has been derived from the audited consolidated financial statements as of that date.

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of NWLGI and its wholly owned subsidiaries: National Western Life Insurance Company ("NWLIC" or "National Western"), Regent Care San Marcos Holdings, LLC, NWL Investments, Inc., and NWL Services, Inc. National Western's wholly owned subsidiaries include The Westcap Corporation, NWL Financial, Inc., NWLSM, Inc., and Braker P III, LLC. Where comments or disclosures are made specifically in reference to the insurance operations of National Western, the "company" is used in order to distinguish such comments from the consolidated entity. All significant intercorporate transactions and accounts have been eliminated in consolidation.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates in the accompanying Condensed Consolidated Financial Statements include: (1) liabilities for future policy benefits, (2) valuation of derivative instruments, (3) recoverability and amortization of deferred policy acquisition costs, (4) valuation allowances for deferred tax assets, (5) other-than-temporary impairment losses on debt securities, (6) commitments and contingencies, and (7) valuation allowances for mortgage loans and real estate.

The table below shows the unrealized gains and losses on available-for-sale securities that were reclassified out of accumulated other comprehensive income for the three and six months ended June 30, 2017 and June 30, 2016.

Affected Line Item in the Statements of Earnings	Amount Reclassified From Accumulated Other Comprehensive Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)

Other net investment gains (losses)	$1,644	174	2,705	882
Net OTTI losses recognized in earnings	—	—	—	—
Earnings before Federal income taxes	1,644	174	2,705	882
Federal income taxes	576	61	947	309

Net earnings	$1,068	113	1,758	573

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(2)	NEW ACCOUNTING PRONOUNCEMENTS

In January 2016, the FASB released accounting standards update (ASU) 2016-01, Recognition and Measurement of Financial Assets and Liabilities. The main provisions of the update are to eliminate the available for sale classification of accounting for equity securities and to adjust the fair value disclosures for financial instruments carried at amortized costs such that the disclosed fair values represent an exit price as opposed to an entry price. The provisions of this update will require that equity securities be carried at fair market value on the balance sheet and any periodic changes in value will be adjustments to the income statement. The provisions of this update become effective for interim and annual periods beginning after December 15, 2017. The Company does not expect the requirements of this update to have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2016, the FASB released ASU 2016-13, Financial Instruments-Credit Losses, which revises the credit loss recognition criteria for certain financial assets measured at amortized cost. The new guidance replaces the existing incurred loss recognition model with an expected loss recognition model. The objective of the expected credit loss model is for the reporting entity to recognize its estimate of expected credit losses for affected financial assets in a valuation allowance deducted from the amortized cost basis of the related financial assets that results in presenting the net carrying value of the financial assets at the amount expected to be collected. The guidance is effective for interim and annual periods beginning after December 15, 2019, and for most affected instruments must be adopted using a modified retrospective approach, with a cumulative effect adjustment recorded to beginning retained income. Adoption of the guidance is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2017, the FASB released ASU 2017-07, Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which improves the presentation of net periodic pension cost and net periodic postretirement benefit cost. This guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Adoption of this guidance is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2017, the FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs: Premium Amortization on Purchased Callable Debt Securities, which amends the amortization period for certain purchased callable debt securities held at a premium. The amortization period for premiums is being shortened to the earliest call date. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently evaluating this guidance.

In May 2017, the FASB released ASU 2017-09, Compensation-Stock Compensation. The update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Accounting Standards Codification (ASC) Topic 718. An entity shall account for the effects of a modification described in ASC paragraphs 718-20-35-3 through 35-9, unless all the following are met: (1) The fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified; (2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The provisions of this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. The Company does not expect a material effect on the results of operations or financial position with the adoption of this ASU.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(3)	STOCKHOLDERS' EQUITY

NWLIC is restricted by state insurance laws as to dividend amounts which may be paid to stockholders without prior approval from the Colorado Division of Insurance.  The restrictions are based on the lesser of statutory earnings from operations, excluding capital gains, from the prior calendar year or 10% of statutory surplus of the company as of previous calendar year-end.  The maximum dividend payment which may be made without prior approval in 2017 is $86.0 million. As the sole owner of NWLIC, all dividends declared by National Western are payable entirely to NWLGI and are eliminated in consolidation. During the second quarter of 2017 National Western declared and paid a $4.0 million dividend to NWLGI. National Western did not declare or pay cash dividends on its common shares during the six months ended June 30, 2016.

NWLGI did not declare or pay cash dividends on its common shares during the six months ended June 30, 2017 and 2016.

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

	Three Months Ended June 30,
	2017		2016
	Class A	Class B	Class A	Class B
	(In thousands except per share amounts)

Numerator for Basic and Diluted Earnings Per Share:
Net income	$25,483		26,286
Dividends - Class A shares	—		—
Dividends - Class B shares	—		—

Undistributed income	$25,483		26,286

Allocation of net income:
Dividends	$—	—	—	—
Allocation of undistributed income	24,762	721	25,543	743

Net income	$24,762	721	25,543	743

Denominator:
Basic earnings per share - weighted-average shares	3,436	200	3,436	200
Effect of dilutive stock options	—	—	—	—

Diluted earnings per share - adjusted weighted-average shares for assumed conversions	3,436	200	3,436	200

Basic Earnings Per Share	$7.21	3.60	7.43	3.72

Diluted Earnings Per Share	$7.21	3.60	7.43	3.72

Stock options that were outstanding during the three months ended June 30, 2017 and 2016, but were not included in the computation of diluted earnings per share because the effect was anti-dilutive, were approximately 0 and 20,800, respectively.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30,
	2017		2016
	Class A	Class B	Class A	Class B
	(In thousands except per share amounts)

Numerator for Basic and Diluted Earnings Per Share:
Net income	$49,021		43,545
Dividends - Class A shares	—		—
Dividends - Class B shares	—		—

Undistributed income	$49,021		43,545

Allocation of net income:
Dividends	$—	—	—	—
Allocation of undistributed income	47,635	1,386	42,313	1,232

Net income	$47,635	1,386	42,313	1,232

Denominator:
Basic earnings per share - weighted-average shares	3,436	200	3,436	200
Effect of dilutive stock options	—	—	—	—

Diluted earnings per share - adjusted weighted-average shares for assumed conversions	3,436	200	3,436	200

Basic Earnings Per Share	$13.86	6.93	12.31	6.16

Diluted Earnings Per Share	$13.86	6.93	12.31	6.16

Stock options that were outstanding during the six months ended June 30, 2017 and 2016, but were not included in the computation of diluted earnings per share because the effect was anti-dilutive were approximately 0 and 20,800, respectively.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(5)	PENSION AND OTHER POSTRETIREMENT PLANS

(A)	Defined Benefit Pension Plans

National Western sponsors a qualified defined benefit pension plan covering employees enrolled prior to 2008. The plan provides benefits based on the participants' years of service and compensation. The company makes annual contributions to the plan that comply with the minimum funding provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"). On October 19, 2007, National Western's Board of Directors approved an amendment to freeze the pension plan as of December 31, 2007. The freeze ceased future benefit accruals to all participants and closed the plan to any new participants. In addition, all participants became immediately 100% vested in their accrued benefits as of that date. Fair values of plan assets and liabilities are measured as of the prior December 31 for each respective year. The following table summarizes the components of net periodic benefit cost.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)

Service cost	$27	27	54	53
Interest cost	239	250	478	500
Expected return on plan assets	(307)	(304)	(614)	(608)
Amortization of prior service cost	—	—	—	—
Amortization of net loss	159	193	318	386

Net periodic benefit cost	$118	166	236	331

The service cost shown above for each period represents plan expenses expected to be paid out of plan assets. Under the clarified rules of the Pension Protection Act, plan expenses paid from plan assets are to be included in the plan's service cost component.

The company's minimum required contribution for the 2017 plan year is $0.2 million. There was no remaining contribution payable for the 2016 plan year as of June 30, 2017. As of June 30, 2017, the company had contributed a total of $0.1 million to the plan for the 2017 plan year.

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

The following table summarizes the components of net periodic benefit costs for the nonqualified defined benefit plans.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)

Service cost	$204	109	408	218
Interest cost	347	264	694	529
Amortization of prior service cost	15	15	30	30
Amortization of net loss	819	501	1,637	1,002

Net periodic benefit cost	$1,385	889	2,769	1,779

The company expects to contribute $2.0 million to these plans in 2017.  As of June 30, 2017, the company has contributed $0.9 million to the plans.

(B)	Defined Benefit Postretirement Healthcare Plans

National Western sponsors two healthcare plans to provide postretirement benefits to certain fully-vested individuals.  The following table summarizes the components of net periodic benefit costs.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)

Interest cost	$39	30	69	60
Amortization of prior service cost	26	26	52	52
Amortization of net loss	21	—	21	—

Net periodic benefit cost	$86	56	142	112

The company expects to contribute minimal amounts to the plan in 2017.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(6)	SEGMENT AND OTHER OPERATING INFORMATION

The Company defines its reportable operating segments as domestic life insurance, international life insurance, and annuities. These segments are organized based on product types and geographic marketing areas.  A summary of segment information as of June 30, 2017 and December 31, 2016 for the Condensed Consolidated Balance Sheet items and for the three and six months ended June 30, 2017 and June 30, 2016 for the Condensed Consolidated Statement of Earnings is provided below.

Condensed Consolidated Balance Sheet Items:

	June 30, 2017
	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
			(In thousands)

Deferred policy acquisition costs and sales inducements	$93,029	231,433	624,430	—	948,892
Total segment assets	1,034,170	1,221,136	9,252,875	307,990	11,816,171
Future policy benefits	881,156	910,493	8,125,326	—	9,916,975
Other policyholder liabilities	13,104	12,973	120,175	—	146,252

	December 31, 2016
	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
			(In thousands)

Deferred policy acquisition costs and sales inducements	$90,485	243,106	648,714	—	982,305
Total segment assets	971,990	1,232,648	9,193,980	298,481	11,697,099
Future policy benefits	830,460	919,380	8,109,255	—	9,859,095
Other policyholder liabilities	13,998	10,528	118,865	—	143,391

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Condensed Consolidated Statement of Earnings:

	Three Months Ended June 30, 2017
	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
			(In thousands)

Premiums and contract revenues	$9,066	29,710	6,054	—	44,830
Net investment income	15,023	14,251	105,474	7,864	142,612
Other revenues	6	21	38	4,472	4,537

Total revenues	24,095	43,982	111,566	12,336	191,979

Life and other policy benefits	5,448	4,677	7,729	—	17,854
Amortization of deferred policy acquisition costs	2,994	6,305	23,759	—	33,058
Universal life and annuity contract interest	11,210	11,377	59,583	—	82,170
Other operating expenses	5,157	7,207	9,814	4,165	26,343
Federal income taxes (benefit)	(242)	4,928	3,656	2,790	11,132

Total expenses	24,567	34,494	104,541	6,955	170,557

Segment earnings (loss)	$(472)	9,488	7,025	5,381	21,422

	Six Months Ended June 30, 2017
	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
			(In thousands)

Premiums and contract revenues	$17,915	61,210	11,290	—	90,415
Net investment income	34,613	32,870	231,908	14,963	314,354
Other revenues	19	47	64	8,912	9,042

Total revenues	52,547	94,127	243,262	23,875	413,811

Life and other policy benefits	10,367	10,962	16,282	—	37,611
Amortization of deferred acquisition costs	5,783	13,711	47,776	—	67,270
Universal life and annuity contract interest	27,457	27,759	136,847	—	192,063
Other operating expenses	9,889	13,185	19,874	8,487	51,435
Federal income taxes (benefit)	(321)	9,652	7,612	5,209	22,152

Total expenses	53,175	75,269	228,391	13,696	370,531

Segment earnings (loss)	$(628)	18,858	14,871	10,179	43,280

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended June 30, 2016
	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
			(In thousands)

Premiums and contract revenues	$8,648	31,437	6,280	—	46,365
Net investment income	9,584	10,593	86,556	6,518	113,251
Other revenues	6	4	(54)	4,740	4,696

Total revenues	18,238	42,034	92,782	11,258	164,312

Life and other policy benefits	4,670	4,583	6,287	—	15,540
Amortization of deferred acquisition costs	3,309	(681)	26,338	—	28,966
Universal life and annuity contract interest	7,217	2,673	52,909	—	62,799
Other operating expenses	3,323	5,650	5,927	4,503	19,403
Federal income taxes (benefit)	(86)	10,402	444	2,367	13,127

Total expenses	18,433	22,627	91,905	6,870	139,835

Segment earnings (loss)	$(195)	19,407	877	4,388	24,477

	Six Months Ended June 30, 2016
	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
			(In thousands)

Premiums and contract revenues	$16,307	64,225	12,016	—	92,548
Net investment income	15,717	17,440	164,195	11,399	208,751
Other revenues	30	40	6	9,498	9,574

Total revenues	32,054	81,705	176,217	20,897	310,873

Life and other policy benefits	8,291	9,751	13,099	—	31,141
Amortization of deferred acquisition costs	5,320	4,424	54,442	—	64,186
Universal life and annuity contract interest	11,060	8,356	92,400	—	111,816
Other operating expenses	6,898	11,176	15,517	9,119	42,710
Federal income taxes (benefit)	166	16,386	259	4,020	20,831

Total expenses	31,735	50,093	175,717	13,139	270,684

Segment earnings (loss)	$319	31,612	500	7,758	40,189

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Reconciliations of segment information to the Company's Condensed Consolidated Financial Statements are provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)

Premiums and Other Revenues:
Premiums and contract revenues	$44,830	46,365	90,415	92,548
Net investment income	142,612	113,251	314,354	208,751
Other revenues	4,537	4,696	9,042	9,574
Realized gains (losses) on investments	6,247	2,782	8,832	5,163

Total condensed consolidated premiums and other revenues	$198,226	167,094	422,643	316,036

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)

Federal Income Taxes:
Total segment Federal income taxes	$11,132	13,127	22,152	20,831
Taxes on realized gains (losses) on investments	2,186	973	3,091	1,807

Total condensed consolidated Federal income taxes	$13,318	14,100	25,243	22,638

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)

Net Earnings:
Total segment earnings	$21,422	24,477	43,280	40,189
Realized gains (losses) on investments, net of taxes	4,061	1,809	5,741	3,356

Total condensed consolidated net earnings	$25,483	26,286	49,021	43,545

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	June 30,	December 31,
	2017	2016
	(In thousands)

Assets:
Total segment assets	$11,816,171	11,697,099
Other unallocated assets	205,091	197,882

Total condensed consolidated assets	$12,021,262	11,894,981

(7)	SHARE-BASED PAYMENTS

The Company had a stock and incentive plan ("1995 Plan") which provided for the grant of any or all of the following types of awards to eligible employees: (1) stock options, including incentive stock options and nonqualified stock options; (2) stock appreciation rights, in tandem with stock options or freestanding; (3) restricted stock or restricted stock units; and, (4) performance awards. The 1995 Plan began on April 21, 1995, and was amended on June 25, 2004 to extend the termination date to April 20, 2010. The number of shares of Class A, $1.00 par value, common stock which were allowed to be issued under the 1995 Plan, or as to which stock appreciation rights ("SARs") or other awards were allowed to be granted, could not exceed 300,000. Effective June 20, 2008, the Company's shareholders approved a 2008 Incentive Plan (“2008 Plan”). The 2008 Plan is substantially similar to the 1995 Plan and authorized an additional number of Class A common stock shares eligible for issue not to exceed 300,000. These plans were assumed by NWLGI from National Western pursuant to the terms of the holding company reorganization in 2015. On June 15, 2016, stockholders of NWLGI approved the Incentive Plan, which is a stock and incentive plan essentially similar to the 2008 Plan. The Incentive Plan includes additional provisions, most notably regarding the definition of performance objectives which could be used in the issuance of the fourth type of award noted above (performance awards).

All of the employees of the Company and its subsidiaries are eligible to participate in the current Incentive Plan. In addition, directors of the Company are eligible to receive the same types of awards as employees except that they are not eligible to receive incentive stock options. Company directors, including members of the Compensation and Stock Option Committee, are eligible for nondiscretionary stock options. All current stock options outstanding were granted under the 1995 Plan and 2008 Plan. Employee stock option and SARs granted vest 20% annually following three years of service following the grant date. Directors' stock option and SAR grants vest 20% annually following one year of service from the date of grant.

Effective during March 2006, the Company adopted and implemented a limited stock buy-back program with respect to the 1995 Plan which provides stock option holders the additional alternative of selling shares acquired through the exercise of options directly back to the Company. Option holders may elect to sell such acquired shares back to the Company at any time within ninety (90) days after the exercise of options at the prevailing market price as of the date of notice of election. The buy-back program did not alter the terms and conditions of the 1995 Plan; however, the program necessitated a change in accounting from the equity classification to the liability classification. In August 2008, the Company implemented another limited stock buy-back program, substantially similar to the 2006 program, for shares issued under the 2008 Plan. These plans were assumed as well by NWLGI from National Western pursuant to the terms of the holding company reorganization.

The Incentive Plan allows for certain other share or unit awards which are solely paid out in cash based on the value of the Company's shares, or changes therein, as well as the financial performance of the Company under pre-determined target performance metrics. Certain awards, such as restricted stock units (RSUs) provide solely for cash settlement based upon the market price of the Company's Class A commons shares, often referred to as "phantom stock-based awards". Unlike share-settled awards, which have a fixed grant-date fair value, the fair value of unsettled or unvested liability awards is remeasured at the end of each reporting period based on the change in fair value of a share. The liability and corresponding expense are adjusted accordingly until the award is settled. For employees, the vesting period for RSUs is 100% at the end of three years from the grant date. The RSUs are payable in cash at the vesting date equal to the closing price of the Company's Class A common share at that time.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other awards may involve performance share units (PSUs) which are units granted at a specified dollar amount per unit, typically linked to the Company's Class A common share price, that are subsequently multiplied by an attained performance factor to derive the number of PSUs to be paid as cash compensation at the vesting date. PSUs also vest three years from the date of grant. For PSUs, the performance period begins the first day of the calendar year in which the PSUs are granted and runs three calendar years. At that time, the three-year performance outcome will be measured against the pre-defined target amounts to determine the number of PSUs earned as compensation.

Directors of the Company are eligible to receive RSUs under the Incentive Plan. During the six months ended June 30, 2017 and 2016, the Company granted RSUs to directors based upon the closing market price per Class A common share at the time of the grant. Unlike RSUs granted to officers, the RSUs granted to directors vest one year from the date of grant. They are payable in cash at the vesting date equal to the closing price of the Company's Class A common share at that time.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows all grants issued to officers and directors for the three and six months ended June 30, 2017 and 2016. These grants were made based upon closing market price per Class A common share at the grant date.

	Three Months Ended
	June 30, 2017		June 30, 2016
	Officer	Director	Officer	Director

SARs	203	—	—	—
RSUs	51	—	—	2,563
PSUs	101	—	—	—

	Six Months Ended
	June 30, 2017		June 30, 2016
	Officer	Director	Officer	Director

SARs	11,715	—	14,643	—
RSUs	2,725	1,660	3,661	2,563
PSUs	4,526	—	5,727	—

The Company uses the current fair value method to measure compensation cost for awards granted under the share-based plans. As of June 30, 2017 and 2016, the liability balance was $15.4 million and $4.8 million, respectively. A summary of shares available for grant and related activity is detailed below.

		Options Outstanding
	Shares Available For Grant	Shares	Weighted- Average Exercise Price

Stock Options:
Balance at January 1, 2017	291,000	19,268	$240.47
Exercised	—	(250)	$255.13
Forfeited	—	—	$—
Expired	—	—	$—
Stock options granted	—	—	$—

Balance at June 30, 2017	291,000	19,018	$240.28

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Liability Awards
	SAR	RSU	PSU

Balance at January 1, 2017	77,178	6,029	5,426
Exercised	(1,728)	(2,563)	—
Forfeited	—	(72)	—
Granted	11,715	4,385	4,526

Balance at June 30, 2017	87,165	7,779	9,952

Stock options and SARs shown as forfeited in the above tables represent vested and unvested awards not exercised by plan participants prior to their termination from the Company. Forfeited stock options, if any, are not shown as being added back to the "Shares Available For Grant" balance as they were awarded under the 1995 Plan which was terminated during calendar year 2010.

The total intrinsic value of stock options and SARs exercised was $0.2 million and $0.1 million for the six months ended June 30, 2017 and 2016, respectively. The total share-based liabilities paid for the exercised stock options and SARs were $0.2 million and $0.1 million for the six months ended June 30, 2017 and 2016, respectively. The total fair value of stock options and SARs vested during the six months ended June 30, 2017 and 2016 was $0.7 million and $0.3 million, respectively. For the six months ended June 30, 2017 and 2016, the total cash received from the exercise of stock options under the Plans was $0.2 million and $0.0 million, respectively.

The following table summarizes information about stock options and SARs outstanding at June 30, 2017.

	Options/SARs Outstanding
	Number Outstanding	Weighted- Average Remaining Contractual Life	Number Exercisable

Exercise prices:
255.13 (options)	13,018	0.8 years	13,018
208.05 (options)	6,000	1.0 year	6,000
114.64 (SARs)	11,900	1.6 years	11,900
132.56 (SARs)	21,968	4.5 years	13,962
210.22 (SARs)	28,450	6.4 years	6,850
216.48 (SARs)	13,132	8.6 years	4,096
311.16 (SARs)	11,512	9.6 years	—
310.55 (SARs)	203	9.8 years	—

Totals	106,183		55,826

Aggregate intrinsic value (in thousands)	$12,622		$7,732

The aggregate intrinsic value in the table above is based on the closing stock price of $319.62 per share on June 30, 2017.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In estimating the fair value of the share based awards outstanding at June 30, 2017 and December 31, 2016, the Company employed the Black-Scholes option pricing model with assumptions detailed below.

	June 30, 2017	December 31, 2016

Expected term of options	0.8 to 9.8 years	1.3 to 9.1 years
Expected volatility weighted-average	23.52%	23.83%
Expected dividend yield	0.11%	0.12%
Risk-free rate weighted-average	2.02%	1.03%

The Company reviewed the contractual term relative to the options as well as perceived future behavior patterns of exercise.  Volatility is based on the Company’s historical volatility over the expected term of the option’s expected exercise date.

The pre-tax compensation cost (benefit) recognized in the financial statements related to these plans was $3.6 million and $4.3 million for the three and six months ended June 30, 2017 and $(1.3) million and $(2.8) million for the three months ended June 30, 2016, respectively. The related tax (expense)/benefit recognized was $(1.2) million and $(1.5) million for the three and six months ended June 30, 2017 and $0.5 million and $1.0 million for the three and six months ended June 30, 2016, respectively.

As of June 30, 2017, the total compensation cost related to nonvested share based awards not yet recognized was $6.6 million.  This amount is expected to be recognized over a weighted-average period of 1.4 years.  The Company recognizes compensation cost over the graded vesting periods.

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

On October 26, 2011 the Brazilian Superintendence of Private Insurance (“SUSEP”) attempted to serve National Western with a subpoena regarding an administrative proceeding initiated by SUSEP in which it alleged that National Western was operating as an insurance company in Brazil without due authorization. National Western had been informed that SUSEP was attempting to impose a penal fine, based on currency exchange rates at that time, of approximately $6.0 billion on the company.  SUSEP unsuccessfully attempted to serve National Western with notice regarding this matter.  National Western does not transact business in Brazil and has no officers, employees, property, or assets in Brazil. National Western believes that SUSEP has no jurisdiction over the company, that SUSEP's attempts at service of process were invalid, and that any penal fine would be unenforceable.  In addition, due to a new law recently enacted in Brazil the penal fine has been limited to 3 million reais (approximately $960,000 based on current exchange rates). For the reasons described above, the Company does not believe that this matter meets the definition of a material pending legal proceeding as such term is defined in Item 103 of Regulation S-K but has included the foregoing description solely due to the purported amount of the fine sought at that time. Despite SUSEP's lack of jurisdiction over National Western and absence of National Western officers, employees, property, or assets in Brazil, SUSEP affirmed its imposition of a penal fine against National Western, but in the reduced amount of 3 million reais (approximately $960,000). In light of the substantial reduction in the proposed penal fine by SUSEP, during the fourth quarter of 2016 National Western paid the penal fine in the reduced amount under protest and thereby retained its rights to seek judicial review in Brazil of the merits of the SUSEP charges. In consideration of these developments, National Western ceased accepting new applications in the fourth quarter of 2015 from residents in Brazil.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

National Western was the named defendant in the case of Damaris Maldonado Vinas, et al. vs. National Western Life Insurance, in which the plaintiffs, after National Western had paid the death benefits to the beneficiary (Francisco Iglesias-Alvarez) upon the annuitant’s (Carlos Iglesias-Alvarez) death, sought to annul two annuity policies issued by National Western at the behest of Carlos Iglesias-Alvarez and which named Francisco Iglesias-Alvarez as their beneficiary.  On March 31, 2016, the United States District Court for the District of Puerto Rico (the “Court”) issued its Opinion and Order on the pending Motions for Summary Judgment submitted by the parties, and therein denied National Western’s motion and granted plaintiffs’ motion voiding the two annuities and requesting a refund of the premiums paid ($2.9 million).  National Western vigorously defended the case and believes that the Court’s Opinion and Order is contrary to applicable law.  As such, National Western filed a Motion for Reconsideration of Opinion and Order and Corresponding Judgment with the Court on April 27, 2016, which the Court denied on May 5, 2016. National Western filed a Notice of Appeal on June 10, 2016, filed its Appeal Brief on September 12, 2016, and oral arguments with the U.S. Court of Appeals for the First Circuit were held on March 9, 2017. On June 29, 2017, the Court of Appeals vacated the district court's judgment and remanded to the district court to determine whether it is nevertheless equitable for the case to proceed without Francisco Iglesias-Alvarez.

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

The Company had no commitments to fund new loans and $0.4 million in commitments to extend credit relating to existing loans at June 30, 2017. The Company evaluates each customer's creditworthiness on a case-by-case basis.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(9)	INVESTMENTS

(A)	Investment Gains and Losses

The table below presents realized investment gains and losses, excluding impairment losses, for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)

Available for sale debt securities:
Realized gains on disposal	$1,635	5	2,608	682
Realized losses on disposal	—	—	—	(6)
Held to maturity debt securities:
Realized gains on disposal	1,982	997	3,539	1,486
Realized losses on disposal	(35)	—	(69)	(106)
Equity securities realized gains (losses)	8	169	97	206
Real estate gains (losses)	2,657	1,611	2,657	2,901

Totals	$6,247	2,782	8,832	5,163

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company uses the specific identification method in computing realized gains and losses. For the three months ended June 30, 2017 and 2016 the percentage of gains on bonds due to the call of securities was 99.0% and 99.5%, respectively. For the six months ended June 30, 2017 and 2016 the percentage of gains on bonds due to the call of securities was 84.0% and 67.1%, respectively. This includes calls out of the Company's available for sale portfolio of debt securities.

The table below presents net impairment losses recognized in earnings for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)

Total other-than-temporary impairment gains (losses) on debt securities	$23	27	43	53
Portion of loss (gain) recognized in comprehensive income	(23)	(27)	(43)	(53)

Net impairment losses on debt securities recognized in earnings	—	—	—	—
Equity securities impairments	—	—	—

Totals	$—	—	—	—

The table below presents a roll forward of credit losses on securities for which the Company also recorded non-credit other-than-temporary impairments in other comprehensive loss.

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017	Year Ended December 31, 2016
	(In thousands)

Beginning balance, cumulative credit losses related to other-than-temporary impairments	$1,440	1,440	2,278
Reductions for securities sold during current period	—	—	(838)
Additions for credit losses not previously recognized in other-than-temporary impairments	—	—	—

Ending balance, cumulative credit losses related to other-than-temporary impairments	$1,440	1,440	1,440

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(B)	Debt and Equity Securities

The table below presents amortized costs and fair values of securities held to maturity at June 30, 2017.

	Securities Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
U.S. Treasury	$1,335	218	—	1,553
States and political subdivisions	449,964	23,622	(790)	472,796
Public utilities	1,114,289	37,840	(716)	1,151,413
Corporate	4,327,597	145,011	(9,862)	4,462,746
Residential mortgage-backed	1,327,836	42,565	(3,415)	1,366,986
Home equity	7,881	1,376	—	9,257
Manufactured housing	1,285	104	—	1,389

Totals	$7,230,187	250,736	(14,783)	7,466,140

The table below presents amortized costs and fair values of securities available for sale at June 30, 2017.

	Securities Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
States and political subdivisions	$578	13	—	591
Foreign governments	9,960	427	—	10,387
Public utilities	103,919	4,877	—	108,796
Corporate	2,782,502	97,657	(10,748)	2,869,411
Residential mortgage-backed	23,278	1,911	(73)	25,116
Home equity	8,581	258	—	8,839
Manufactured housing	—	—	—	—
	2,928,818	105,143	(10,821)	3,023,140

Equity securities	14,508	5,286	(176)	19,618

Totals	$2,943,326	110,429	(10,997)	3,042,758

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

The Company does not consider securities to be other-than-temporarily impaired when the market decline is attributable to factors such as interest rate movements, market volatility, liquidity, spread widening and credit quality and when recovery of all amounts due under the contractual terms of the security is anticipated. Based on the review and the Company's ability and intent not to sell these securities until maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2017. The Company will monitor the investment portfolio for future changes in issuer facts and circumstances that could result in future impairments beyond those currently identified.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the three and six months ended June 30, 2017, the Company recorded no other-than-temporary impairment on debt and equity securities.

Unrealized losses for securities held to maturity and securities available for sale decreased during the first six months of 2017 primarily due to the downward movement in market interest rates during this period (which increases the market price of debt securities).

The following table shows the gross unrealized losses and fair values of the Company's held to maturity investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at June 30, 2017.

	Securities Held to Maturity
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
States and political subdivisions	$31,453	(790)	—	—	31,453	(790)
Public utilities	71,504	(716)	—	—	71,504	(716)
Corporate	481,789	(7,580)	146,064	(2,282)	627,853	(9,862)
Residential mortgage-backed	190,466	(3,061)	9,053	(354)	199,519	(3,415)

Total temporarily impaired securities	$775,212	(12,147)	155,117	(2,636)	930,329	(14,783)

The following table shows the gross unrealized losses and fair values of the Company's available for sale investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at June 30, 2017.

	Securities Available for Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
States and political subdivisions	$—	—	—	—	—	—
Public utilities	—	—	—	—	—	—
Corporate	344,846	(6,825)	89,807	(3,923)	434,653	(10,748)
Residential mortgage-backed	—	—	1,151	(73)	1,151	(73)
	344,846	(6,825)	90,958	(3,996)	435,804	(10,821)

Equity securities	582	(94)	414	(82)	996	(176)

Total temporarily impaired securities	$345,428	(6,919)	91,372	(4,078)	436,800	(10,997)

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Debt securities. The gross unrealized losses for debt securities are made up of 175 individual issues, or 13.2% of the total debt securities held by the Company at June 30, 2017. The market value of these bonds as a percent of amortized cost averages 98.2%. Of the 175 securities, 37, or 21.1%, fall in the 12 months or greater aging category; and 168 were rated investment grade at June 30, 2017.

Equity securities.  The gross unrealized losses for equity securities are made up of 26 individual issues at June 30, 2017.  These holdings are reviewed quarterly for impairment.

The amortized cost and fair value of investments in debt securities at June 30, 2017, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Debt Securities Available for Sale		Debt Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Due in 1 year or less	$169,917	174,185	309,089	316,721
Due after 1 year through 5 years	1,059,942	1,116,477	1,929,678	2,035,764
Due after 5 years through 10 years	1,623,956	1,654,760	3,285,962	3,352,813
Due after 10 years	43,144	43,763	368,456	383,210
	2,896,959	2,989,185	5,893,185	6,088,508

Mortgage and asset-backed securities	31,859	33,955	1,337,002	1,377,632

Total	$2,928,818	3,023,140	7,230,187	7,466,140

(C)	Transfer of Securities

During the three and six months ended June 30, 2017 the Company made no transfers from the held to maturity category to securities available for sale.

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

Loans in foreclosure, loans considered impaired or loans past due 90 days or more are placed on a non-accrual status. If a mortgage loan is determined to be on non-accrual status, the mortgage loan does not accrue any revenue into the Condensed Consolidated Statements of Earnings. The loan is independently monitored and evaluated as to potential impairment or foreclosure. If delinquent payments are made and the loan is brought current, then the Company returns the loan to active status and accrues income accordingly. The Company had no mortgage loans past due 90 days or more at June 30, 2017 or 2016 and as a result all interest income was recognized at June 30, 2017 and 2016.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table represents the mortgage loan portfolio by loan-to-value ratio.

	June 30, 2017		December 31, 2016
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Loan-to-Value Ratio (1):
Less than 50%	$78,042	42.4	$54,783	31.3
50% to 60%	23,958	13.0	12,946	7.4
60% to 70%	63,211	34.3	76,959	43.9
70% to 80%	6,511	3.5	6,192	3.5
80% to 90%	7,066	3.8	18,688	10.7
Greater than 90%	5,560	3.0	5,616	3.2
Gross balance	184,348	100.0	175,184	100.0

Allowance for possible losses	(650)	(0.4)	(650)	(0.4)

Totals	$183,698	99.6	$174,534	99.6

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

The following table represents the mortgage loan allowance.

	June 30, 2017	December 31, 2016
	(In thousands)

Balance, beginning of period	$650	650
Provision	—	—
Releases	—	—

Balance, end of period	$650	650

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company's direct investments in real estate are not a significant portion of its total investment portfolio and totaled approximately $31.5 million and $31.8 million at June 30, 2017 and December 31, 2016, respectively. The Company recognized operating income on real estate properties of approximately $1.4 million and $1.3 million for the first six months of 2017 and 2016, respectively.

(10)	FAIR VALUES OF FINANCIAL INSTRUMENTS

For financial instruments, the FASB provides guidance which defines fair value, establishes a framework for measuring fair value under GAAP, and requires additional disclosures about fair value measurements. In compliance with this GAAP guidance, the Company has categorized its financial instruments, based on the priority of the inputs to the valuation technique, into a three level hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables set forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of the date indicated:

	June 30, 2017
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale	$3,023,140	—	3,023,140	—
Equity securities, available for sale	19,618	19,618	—	—
Derivatives, index options	149,341	—	—	149,341

Total assets	$3,192,099	19,618	3,023,140	149,341

Policyholder account balances (a)	$157,988	—	—	157,988
Other liabilities (b)	15,368	—	—	15,368

Total liabilities	$173,356	—	—	173,356

During the three and six months ended June 30, 2017, the Company had no transfers into or out of Levels 1, 2 or 3.

	December 31, 2016
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale	$3,042,050	—	3,042,050	—
Equity securities, available for sale	18,313	18,313	—	—
Derivatives, index options	120,644	—	—	120,644

Total assets	$3,181,007	18,313	3,042,050	120,644

Policyholder account balances (a)	$122,666	—	—	122,666
Other liabilities (b)	12,027	—	—	12,027

Total liabilities	$134,693	—	—	134,693

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present, by pricing source and fair value hierarchy level, the Company’s assets that are measured at fair value on a recurring basis:

	June 30, 2017
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale:
Priced by third-party vendors	$3,023,140	—	3,023,140	—
Priced internally	—	—	—	—
Subtotal	3,023,140	—	3,023,140	—

Equity securities, available for sale:
Priced by third-party vendors	19,618	19,618	—	—
Priced internally	—	—	—	—
Subtotal	19,618	19,618	—	—

Derivatives, index options:
Priced by third-party vendors	149,341	—	—	149,341
Priced internally	—	—	—	—
Subtotal	149,341	—	—	149,341

Total	$3,192,099	19,618	3,023,140	149,341

Percent of total	100.0%	0.6%	94.7%	4.7%

	December 31, 2016
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale:
Priced by third-party vendors	$3,042,050	—	3,042,050	—
Priced internally	—	—	—	—
Subtotal	3,042,050	—	3,042,050	—

Equity securities, available for sale:
Priced by third-party vendors	18,313	18,313	—	—
Priced internally	—	—	—	—
Subtotal	18,313	18,313	—	—

Derivatives, index options:
Priced by third-party vendors	120,644	—	—	120,644
Priced internally	—	—	—	—
Subtotal	120,644	—	—	120,644

Total	$3,181,007	18,313	3,042,050	120,644

Percent of total	100.0%	0.6%	95.6%	3.8%

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide additional information about fair value measurements for which significant unobservable (Level 3) inputs were utilized to determine fair value.

	For the Three Months Ended June 30, 2017
	Debt Securities, Available for Sale	Equity Securities, Available for Sale	Derivatives, Index Options	Total Assets	Other Liabilities
	(In thousands)

Balance at April 1, 2017	$—	—	149,847	149,847	167,008
Total realized and unrealized gains (losses):
Included in net income	—	—	32,216	32,216	39,466
Purchases, sales, issuances and settlements, net:
Purchases	—	—	18,938	18,938	18,938
Sales	—	—	—	—	—
Issuances	—	—	—	—	515
Settlements	—	—	(51,660)	(51,660)	(52,571)
Transfers into (out of) Level 3	—	—	—	—	—

Balance at end of period	$—	—	149,341	149,341	173,356

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period:
Net investment income	$—	—	12,559	12,559	—
Benefits and expenses	—	—	—	—	15,423

Total	$—	—	12,559	12,559	15,423

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30, 2017
	Debt Securities, Available for Sale	Equity Securities, Available for Sale	Derivatives, Index Options	Total Assets	Other Liabilities
	(In thousands)

Beginning balance, January 1, 2017	$—	—	120,644	120,644	134,693
Total realized and unrealized gains (losses):
Included in net income	—	—	93,422	93,422	103,642
Purchases, sales, issuances and settlements, net:
Purchases	—	—	35,379	35,379	35,379
Sales	—	—	—	—
Issuances	—	—	—	—	744
Settlements	—	—	(100,104)	(100,104)	(101,102)
Transfers into (out of) Level 3	—	—	—	—	—

Balance at end of period	$—	—	149,341	149,341	173,356

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period:
Net investment income	$—	—	67,104	67,104	—
Other operating expenses	—	—	—	—	70,519

Total	$—	—	67,104	67,104	70,519

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30, 2016
	Debt Securities, Available for Sale	Equity Securities, Available for Sale	Derivatives, Index Options	Total Assets	Other Liabilities
	(In thousands)

Beginning balance, January 1, 2016	$—	—	38,409	38,409	66,028
Total realized and unrealized gains (losses):
Included in net income	—	—	(10,807)	(10,807)	(21,184)
Purchases, sales, issuances and settlements, net:
Purchases	—	—	37,539	37,539	37,539
Sales	—	—	—	—	—
Issuances	—	—	—	—	533
Settlements	—	—	(1,822)	(1,822)	(1,860)
Transfers into (out of) Level 3	—	—	—	—	—

Balance at end of period	$—	—	63,319	63,319	81,056

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

The following table presents the valuation method for financial assets and liabilities categorized as level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

	June 30, 2017
	Fair Value	Valuation Technique	Unobservable Input
	(In thousands)

Derivatives, index options	$149,341	Broker prices	Implied volatility
			Inputs from broker proprietary models

Total assets	$149,341

Policyholder account balances	$157,988	Deterministic cash flow model	Projected option cost
Other liabilities	15,368	Black-Scholes model	Expected term
			Forfeiture assumptions

Total liabilities	$173,356

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The carrying amounts and fair values of the Company's financial instruments are as follows:

	June 30, 2017
			Fair Value Hierarchy Level
	Carrying Values	Fair Values	Level 1	Level 2	Level 3
	(In thousands)
ASSETS
Investments in debt and equity securities:
Securities held to maturity	$7,230,187	7,466,140	—	7,466,140	—
Securities available for sale	3,042,758	3,042,758	19,618	3,023,140	—

Cash and cash equivalents	109,068	109,068	109,068	—	—
Mortgage loans	183,698	184,561	—	—	184,561
Policy loans	57,899	104,009	—	—	104,009
Other loans	14,541	14,991	—	—	14,991
Derivatives, index options	149,341	149,341	—	—	149,341
Short-term investments	—	—	—	—	—
Life interest in Trust	7,550	12,775	—	—	12,775

LIABILITIES
Deferred annuity contracts	$7,751,899	7,370,364	—	—	7,370,364
Immediate annuity and supplemental contracts	443,553	474,164	—	—	474,164

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

The tables below present the fair value of derivative instruments as of June 30, 2017 and December 31, 2016, respectively.

	June 30, 2017
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments

Equity index options	Derivatives, Index Options	$149,341

Fixed-index products			Universal Life and Annuity Contracts	$157,988

Total		$149,341		$157,988

	December 31, 2016
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments

Equity index options	Derivatives, Index Options	$120,644

Fixed-index products			Universal Life and Annuity Contracts	$122,666

Total		$120,644		$122,666

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents the effect of derivative instruments in the Condensed Consolidated Statements of Earnings for the three months ended June 30, 2017 and 2016.

		June 30, 2017	June 30, 2016
Derivatives Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized In Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		(In thousands)

Equity index options	Net investment income	$32,215	2,094

Fixed-index products	Universal life and annuity contract interest	(36,422)	6,117

		$(4,207)	8,211

The table below presents the effect of derivative instruments in the Condensed Consolidated Statements of Earnings for the six months ended June 30, 2017 and 2016.

		June 30, 2017	June 30, 2016
Derivatives Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized In Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		(In thousands)

Equity index options	Net investment income	$93,421	(10,807)

Fixed-index products	Universal life and annuity contract interest	(100,046)	17,839

		$(6,625)	7,032

(12) SUBSEQUENT EVENTS

Subsequent events have been evaluated and no reportable items were identified.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information contained herein or in other written or oral statements made by or on behalf of National Western Life Group, Inc. and its subsidiaries (the "Company") are or may be viewed as forward-looking. Although the Company has taken appropriate care in developing any such information, forward-looking information involves risks and uncertainties that could significantly impact actual results. These risks and uncertainties include, but are not limited to, matters described in the Company's SEC filings such as exposure to market risks, anticipated cash flows or operating performance, future capital needs, and statutory or regulatory related issues. However, as a matter of policy, the Company does not make any specific projections as to future earnings, nor does it endorse any projections regarding future performance that may be made by others. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments. Also, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments, or otherwise.

Management's discussion and analysis of the financial condition and results of operations (“MD&A”) of National Western Life Group, Inc. for the three and six months ended June 30, 2017 follows. Where appropriate, discussion specific to the insurance operations of National Western Life Insurance Company is denoted by "National Western" or "company". This discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related notes beginning on page 3 of this report and with the 2016 Annual Report filed on Form 10-K with the SEC.

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

The Company monitors these factors continually as key business indicators. The discussion that follows in this Item 2 includes these indicators and presents information useful to an overall understanding of the Company's business performance for the six months ended June 30, 2017, incorporating required disclosures in accordance with the rules and regulations of the Securities and Exchange Commission.

Insurance Operations - Domestic

National Western is currently licensed to do business in all states and the District of Columbia except for New York. Products marketed are annuities, universal life insurance, fixed-index universal life, and traditional life insurance, which include both term and whole life products. The company's domestic sales have historically been more heavily weighted toward annuity products, which include single and flexible premium deferred annuities, single premium immediate annuities, and fixed-index annuities. Most of these annuities can be sold either as tax qualified or nonqualified products. At June 30, 2017, the company maintained approximately 134,200 annuity contracts in force and 50,700 domestic life insurance policies in force representing $3.0 billion in face amount of coverage.

National Western markets and distributes its domestic products primarily through independent national marketing organizations ("NMOs"). These NMOs assist the company in recruiting, contracting, and managing independent agents. The company's agents are independent contractors who are compensated on a commission basis. The company currently has approximately 27,500 domestic independent agents contracted.

Insurance Operations - International

The company's international clientèle consists mainly of foreign nationals in upper socioeconomic classes. Insurance products are issued currently to residents of countries primarily in South America and the Caribbean based upon applications received in the company's home office in Austin, Texas. The company ceased accepting applications from Russian-speaking residents in Eastern Europe and Asia during the first half of 2017. Issuing policies to residents of countries in these different regions provides diversification that helps to minimize large fluctuations that could arise due to various economic, political, and competitive pressures that may occur from one country to another. Products issued to international residents are almost entirely universal life and traditional life insurance products. However, certain annuity and investment contracts are also available. At June 30, 2017, the company had approximately 62,700 international life insurance policies in force representing approximately $17.2 billion in face amount of coverage.

International applications are submitted by independent contractor consultants and broker-agents. The company has approximately 2,000 independent international consultants and brokers currently contracted.

There are some inherent risks of accepting international applications, which are not present within the domestic market, that are reduced substantially by the company in several ways. As previously described, National Western accepts applications from foreign nationals in upper socioeconomic classes who have substantial financial resources. This targeted customer base coupled with the company's conservative underwriting practices have historically resulted in claims experience due to natural causes, similar to that in the United States. The company minimizes exposure to foreign currency risks by requiring payment of premiums, claims and other benefits entirely in United States dollars (except for a small block of business in Haiti whose policies are denominated in Haitian gourdes). National Western's fifty plus years of experience with the international products and its longstanding independent consultant and broker-agent relationships further serve to minimize risks.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)

International:
Universal life	$400	718	727	1,195
Traditional life	535	572	973	980
Equity-index life	1,836	2,468	3,417	4,601

	2,771	3,758	5,117	6,776
Domestic:
Universal life	8	7	10	10
Traditional life	20	30	58	57
Equity-index life	4,653	4,059	8,832	7,978

	4,681	4,096	8,900	8,045

Totals	$7,452	7,854	14,017	14,821

Life insurance sales, as measured by annualized first year premiums, decreased 5% in the second quarter of 2017 as compared to the second quarter of 2016. By market segment, the domestic life insurance line of business increased 14% while the international life insurance line of business posted a 26% decrease from the comparable results of the second quarter of 2016. For the six months ended June 30, 2017, total life sales decreased 5% from 2016 levels as domestic life insurance sales expanded 11% during this period and international life insurance sales decreased 24%. Increasing domestic life insurance business has been a focal point of company management.

The company's domestic operations life insurance product portfolio includes single premium universal life ("SPUL") and equity-index universal life ("EIUL") products as well as hybrids of the EIUL and SPUL products, combining features of these core products. Equity-index universal life products continue to be the predominant product sold in the domestic life market. Most of these sales are single premium mode products (one year, five year, or ten year) designed for transferring accumulated wealth tax efficiently into life insurance policies with limited underwriting due to lesser net insurance amounts at risk (face amount of the insurance policy less cash premium contributed). These products were designed and implemented several years ago targeting the accumulated savings of the Baby Boomer segment of the population entering their retirement years. The wealth transfer life products have been valuable offerings for the company's distributors as evidenced by comprising 99% of total domestic life sales in the first six months of 2017. The company also began offering in its domestic line of business graded death benefit whole life and term insurance (traditional) products in 2015.

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

Applications submitted from residents of Latin America have historically comprised the majority of the company's international life insurance sales. As noted previously, the company's international sales by geographic market tend to fluctuate with the socio-economic climates in these regions. The company's mix of international sales by geographic region is as follows:

	Six Months Ended June 30,
	2017	2016

Percentage of International Sales:
Latin America	98.8%	96.0%
Eastern Europe/Asia	1.2	4.0

Totals	100.0%	100.0%

Year-to-date, the company has accepted new business from residents outside of the United States with Venezuela (28%), Peru (20%), and Ecuador (13%) comprising the regions with contributions of 10% or more of total international sales.

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

The average new policy face amounts since 2011 are as shown in the following table.

	Average New Policy Face Amount
	Domestic	International

Year ended December 31, 2011	178,500	363,600
Year ended December 31, 2012	254,900	380,200
Year ended December 31, 2013	286,000	384,000
Year ended December 31, 2014	286,600	382,600
Year ended December 31, 2015	274,500	342,500
Year ended December 31, 2016	308,700	336,500
Six months ended June 30, 2017	313,000	310,500

The company's efforts are directed toward maintaining its competitive advantages in accepting applications from upper socio-economic residents of international countries and to its wealth transfer strategies for domestic life sales. In both of these strategies the company's portfolio of fixed-index (equity indexed) life insurance products plays an important role. Fixed-index life products accounted for 87% of total life sales in the first six months of 2017, as compared to 85% for the same period in 2016.

The table below sets forth information regarding National Western's life insurance in force for each date presented.

	Insurance In Force as of
	June 30,
	2017	2016
	($ in thousands)

Universal life:
Number of policies	41,880	45,780
Face amounts	$4,479,300	5,198,880

Traditional life:
Number of policies	33,080	34,860
Face amounts	$3,457,820	3,546,250

Fixed-index life:
Number of policies	38,440	39,040
Face amounts	$9,209,630	9,571,240

Rider face amounts	$3,027,760	3,132,250

Total life insurance:
Number of policies	113,400	119,680
Face amounts	$20,174,510	21,448,620

At June 30, 2017, the company’s face amount of life insurance in force was comprised of $17.2 billion from the international line of business and $3.0 billion from the domestic line of business. At June 30, 2016, these amounts were $18.4 billion and $3.0 billion for the international and domestic lines of business, respectively.

Annuities

The following table sets forth information regarding the company's annuity sales activity as measured by single and annualized first year premiums. Similar to life insurance sales, these figures are considered a non-GAAP financial measure but are shown in accordance with industry practice and depict National Western's sales productivity.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)

Fixed-index annuities	$136,069	185,121	272,791	341,889
Other deferred annuities	4,033	11,493	11,460	22,404
Immediate annuities	395	1,262	1,082	2,391

Totals	$140,497	197,876	285,333	366,684

The company's mix of annuity sales has historically shifted with interest rate levels and the relative performance of the equity market. With the decline in interest rates subsequent to the subprime crisis, sales of fixed-index products have become proportionately greater generally accounting for 90% or more of all annuity sales. During the first six months of 2017, this percentage exceeded 95% reflecting the ongoing bull market run in equities since bottoming out in 2009. For all fixed-index products, the company purchases over the counter call options to hedge the equity return feature. The options are purchased relative to the issuance of the annuity contracts in such a manner to minimize timing risk. Generally, the index return during the indexing period (if the underlying index increases) becomes a component in a formula (set forth in the annuity), the result of which is credited as interest to contract holders electing the index formula crediting method at the beginning of the indexing period. The formula result can never be less than zero with these products. The company does not deliberately mismatch or under hedge for the equity feature of the products. Fixed-index products also provide the contract holder the alternative to elect a fixed interest rate crediting option.

With the advent of a low interest rate policy engineered by the Federal Reserve in response to the subprime financial crisis, company management evaluated the potential ramifications of continuing a high level of annuity sales in a depressed interest rate environment. Under the auspices of the company's enterprise risk management (ERM) processes, taking into consideration the Federal Reserve's announced intention to maintain interest rates at historically reduced levels over a prolonged period of time, the decision was made to curtail new sales to desired levels in order to minimize the level of assets added at low yield rates. While National Western does not subsidize its interest crediting rates on new policies in order to obtain market share, the Company's ERM considerations determined that managing to a lower level of annuity sales was prudent given the environment.

The decrease in annuity sales in 2017 relative to the prior year reflects the impact of two regulatory changes. The first is the Department of Labor's "fiduciary rule" on standards for retirement investment advice which has affected insurance carriers, marketing organizations and agents as each develop strategies for future product sales under this standard. The uncertainty associated with the timing and ultimate requirements of the rule served to decrease activity for annuity sales involving qualified funds during the first half of the year. The second change occurred late in 2016 when California mandated more restrictive annuity product features for policies sold in the state. This required the company to refile for approval products complying with the new standards. As of the date of this filing, California regulators have yet to process and approve the company's product filings.

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

The following table sets forth information regarding annuities in force for each date presented.

	Annuities In Force as of
	June 30,
	2017	2016
	($ in thousands)

Fixed-index annuities
Number of policies	74,860	73,640
GAAP annuity reserves	$5,841,396	5,617,739

Other deferred annuities
Number of policies	45,330	48,550
GAAP annuity reserves	$1,824,500	1,997,058

Immediate annuities
Number of policies	13,980	14,630
GAAP annuity reserves	$370,356	369,525

Total annuities
Number of policies	134,170	136,820
GAAP annuity reserves	$8,036,252	7,984,322

Impact of Recent Business Environment

The Company's business is generally aided by an economic environment experiencing growth, whether moderate or vibrant, characterized by metrics which indicate improving employment data and increases in personal income. The global macroeconomic environment is currently in an economic uptrend fueled by solid profit growth backed by a higher level of business confidence. Financial conditions emanating from the world's central banks remain very accommodative despite recent incremental increases in the U.S. Federal funds rates and hints by the European Central Bank of tapering its asset buying program. While some inflation components such as labor, housing, and medical costs are rising, deflation in services and imported goods has kept overall inflation below the Federal Reserve's 2% target. The general absence of any real increase in the rate of inflation in the global economy argues against proactive reversal of accommodative central bank policies.

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

The U.S life insurance sector is experiencing an interest rate, economic and regulatory environment making strategic long-term planning decisions more challenging and suspect to inaccuracies. In an environment such as this, the need for a strong capital position that can cushion against unexpected bumps is critical for stability and ongoing business activity. The Company's operating strategy continues to be to maintain capital levels substantially above regulatory and rating agency requirements. Our business model is predicated upon steady growth in invested assets while managing the block of business within profitability objectives. A key premise of our financial management is maintaining a high quality investment portfolio, well matched in terms of duration with policyholder obligations that continues to outperform the industry with respect to adverse impairment experience. This discipline enables the Company to sustain resources more than adequate to fund future growth and absorb abnormal periods of cash outflows.

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

Consolidated Operations

Revenues.  The following details Company revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)

Universal life and annuity contract charges	$40,697	41,448	82,061	83,458
Traditional life premiums	4,133	4,917	8,354	9,090
Net investment income (excluding derivatives)	110,397	111,157	220,933	219,558
Other revenues	4,537	4,696	9,042	9,574

Operating revenues	159,764	162,218	320,390	321,680
Derivative gain (loss)	32,215	2,094	93,421	(10,807)
Net realized investment gains (losses)	6,247	2,782	8,832	5,163

Total revenues	$198,226	167,094	422,643	316,036

Universal life and annuity contract charges - Revenues for universal life and annuity contracts were marginally lower for the first six months in 2017 compared to 2016. Revenues for universal life and annuity products consist of policy charges for the cost of insurance, administration charges, and surrender charges assessed against policyholder account balances, less reinsurance premiums, as shown in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)

Contract Revenues:
Cost of insurance and administrative charges	$33,400	33,136	66,908	66,289
Surrender charges	11,300	12,168	23,568	23,607
Other charges	205	(147)	40	1,318
Gross contract revenues	44,905	45,157	90,516	91,214

Reinsurance premiums	(4,208)	(3,709)	(8,455)	(7,756)

Net contract revenues	$40,697	41,448	82,061	83,458

Cost of insurance charges typically trend with the size of the life insurance block in force and the amount of new business issued during the period. Life insurance in force during the six months ended June 30, 2017 averaged approximately $20.5 billion while for the same period of 2016 it averaged $21.7 billion. Countering the decline in insurance in force, the company implemented higher cost of insurance charges on international life insurance products during the second quarter of 2016. Accordingly, for the three months ended June 30, 2017, cost of insurance charges increased to $26.8 million from $26.3 million at June 30, 2016. For the six months ended June 30, 2017, cost of insurance charges increased to $53.7 million from $52.7 million at June 30, 2016. In addition to the increase in international cost of insurance charges, the increase reflects larger domestic face amounts of insurance being added to the in force block of business, which produce higher contract charges per policy, replacing smaller face amounts terminated through death, surrender or lapsation. Administrative charges pertaining to new business issued declined marginally to $13.2 million for the six months ended June 30, 2017 versus $13.6 million for the six months ended June 30, 2016 due to a lower number of international life insurance policies issued.

Surrender charges assessed against policyholder account balances upon withdrawal remained level in the first six months of 2017 versus the comparable prior year period. While the company earns surrender charge income that is assessed upon policy terminations, the company's overall profitability is enhanced when policies remain in force and additional contract revenues are realized and the company continues to make an interest rate spread equivalent to the difference it earns on its investment and the amount that it credits to policyholders. In the first six months of 2017, lapse rates on domestic life insurance policies were better than the prior year while lapse rates for international life insurance and annuity policies increased somewhat. The increase in the international life insurance lapse rate most noticeably came from the countries from which National Western ceased accepting applications from residents in the fourth quarter of 2015. Surrender charge income recognized is also dependent upon the duration of policies at the time of surrender (i.e. later duration policy surrenders having a lower surrender charge assessed and earlier duration surrenders having a higher surrender charge).

Traditional life premiums - Traditional life premiums were slightly lower in the three and six months ended June 30, 2017 compared to the same periods in 2016 reflecting a slight decrease in sales during the first six months of 2017 and the lapsation of international life insurance policies noted above. Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period. The company's life insurance sales focus has historically been primarily centered around universal life products, although additional term products have been added to the company's portfolio recently. Universal life products, especially the company's equity indexed universal life products which offer the opportunity for consumers to acquire life insurance protection and receive credited interest linked in part to an outside market index, have been more popular product offerings in the company's markets representing over 87% of new life insurance sales for 2017 thus far.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)

Gross investment income:
Debt and equities	$102,435	104,217	205,876	209,183
Mortgage loans	2,399	1,848	5,688	3,506
Policy loans	870	945	1,753	1,864
Short-term investments	181	198	246	255
Other invested assets	4,806	4,204	7,955	5,276

Total investment income	110,691	111,412	221,518	220,084
Less: investment expenses	294	255	585	526

Net investment income (excluding derivatives)	110,397	111,157	220,933	219,558
Derivative gain (loss)	32,215	2,094	93,421	(10,807)

Net investment income	$142,612	113,251	314,354	208,751

For the six months ended June 30, 2017, debt and equity securities generated approximately 93% of total net investment income, excluding derivative gain (loss). The Company's strategy is to invest substantially all of its cash flows in fixed debt securities consistent with its guidelines for credit quality, duration, and diversification. The lower level of investment income from debt and equity securities through the second quarter of 2017 versus 2016, reflects higher yielding debt securities maturing or being called by borrowers and being replaced with lower yielding securities in the current interest rate environment. In addition, investment yields on new bond purchases during the first six months of 2017 approximated 3.60% remaining below the portfolio's weighted average yield.

Mortgage loan investment income for the six months ended June 30, 2017 increased significantly over the comparable period in 2016 reflecting increased loan origination activity beginning in 2016. The portfolio balance increased from $108.3 million at December 31, 2015 to $174.5 million at December 31, 2016 as the Company identified this as an area of investment focus. The mortgage loan portfolio balance further increased to $183.7 million at June 30, 2017 reflecting ongoing loan origination efforts during the period. During the six months ended June 30, 2017 the Company originated new mortgage loans in the amount of $31.8 million compared to $38.6 million in the comparable period of 2016.

Other invested asset investment income increased during the first six months of 2017 as various profit participation loans paid out during the period. These loans, generally underwritten in conjunction with an underlying mortgage loan, enhance the Company's returns on its lending due the opportunity to participate in profit generation from the supporting venture.

In order to evaluate underlying profitability and results from ongoing operations, net investment income performance is analyzed excluding derivative gain (loss), which is a common practice in the insurance industry.  Net investment income and average invested assets shown below includes cash and cash equivalents. Net investment income performance is summarized as follows:

	Six Months Ended June 30,
	2017	2016
	(In thousands)

Excluding derivatives:
Net investment income	$220,933	219,558
Average invested assets, at amortized cost	$10,533,389	10,383,587
Annual yield on average invested assets	4.19%	4.23%

Including derivatives:
Net investment income	$314,354	208,751
Average invested assets, at amortized cost	$10,668,381	10,434,451
Annual yield on average invested assets	5.89%	4.00%

The yield on average invested assets, excluding derivatives, declined slightly from 2016. Yields obtained on new fixed maturity debt securities investments during the first six months of 2017 were below the total weighted average yield. During 2016, the average yield on bond purchases to fund insurance operations was 3.38% representing a 1.54% spread over treasury rates. Insurance operation bond purchases through the second quarter of 2017 had a higher average yield of 3.60%; however, spreads decreased to 1.18% over treasury rates during this period while treasury rates increased.

The bond yield rates during both 2016 and 2017 are below the weighted average bond portfolio rate which was slightly less than 4.06% at June 30, 2017. The weighted average quality of new purchases during the first six months of the current year was "A-" which was slightly higher than the overall "BBB+" quality rating of purchases during 2016. The composite duration of purchases during the first six months of 2017 was approximately the same as that for 2016 purchases. The Company's general investment strategy is to purchase securities with maturity dates approximating ten years in the future. Accordingly, an appropriate measure for benchmarking the direction of interest rate levels for the Company's debt security purchases is the ten year treasury bond rate. After ending 2016 at a rate of 2.45%, the daily closing yield of the ten year treasury bond ranged from a low of approximately 2.15% to a high of roughly 2.60% during the first six months of 2017, and ended the calendar quarter at 2.31%.

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

Other revenues - Other revenues primarily pertain to the Company's two nursing home operations in Reno, Nevada and San Marcos, Texas. Revenues associated with these operations were $8.9 million and $9.2 million for the six months ended June 30, 2017 and 2016, respectively. Lower nursing home revenues reflect lower census figures at the facilities thus far in 2017 given local competition for residents and a change in mix of payor sources toward lower reimbursement patient types.

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

Gains and losses from index options are substantially due to changes in equity market conditions. Index options are intended to act as hedges to match the returns on the product's underlying reference index and the rise or decline in the index relative to the index level at the time of the option purchase which causes option values to likewise rise or decline. As income from index options fluctuates with the underlying index, the contract interest expense to policyholder accounts for the company's fixed-index products also fluctuates in a similar manner and direction. For the three and six months ended June 30, 2017, the reference indices increased and the Company recorded an overall gain from index options as shown below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)

Derivatives:
Unrealized gain (loss)	$(399)	23,567	30,856	27,300
Realized gain (loss)	32,614	(21,473)	62,565	(38,107)

Total gain (loss) included in net investment income	$32,215	2,094	93,421	(10,807)

Total contract interest	$82,170	62,799	192,063	111,816

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

The financial statement investment spread, the difference between investment income and interest credited to contractholders, is subject to variations from option performance during any given period. For example, many of the company's equity-index annuity products provide for the collection of asset management fees. These asset management fees are assessed when returns on expiring options are positive, and they are collected prior to passing any additional returns above the assessed management fees to the policy contractholders. During periods of positive returns, the collected asset management fees serve to increase the financial statement investment spread by increasing option realized gains more than interest credited to policy contractholders. Asset management fees collected in the first six months of 2017 were approximately $15.9 million more than in the first six months of 2016. Of this amount, approximately $10.3 million of the increase occurred in the quarter ended June 30, 2017.

Net realized investment gains (losses) - Realized gains on investments in 2017 primarily resulted from bond calls and sales. The net gains reported for the six months ended June 30, 2017 consisted of gross gains of $8.9 million offset by gross losses of $0.1 million. Included in the gross gains is approximately $2.3 million realized during the second quarter from a partial sale of home office land property to the Texas Department of Transportation (TxDOT) to be used in the construction of roadway expansion. The net gains reported for the six months ended June 30, 2016 consisted of gross gains of $5.3 million offset by gross losses of $0.1 million. No other-than-temporary credit impairment losses were recorded during the six months ended June 30, 2017 and 2016.

The Company records impairment write-downs when a decline in value is considered to be other-than-temporary and full recovery of the investment is not expected. Impairments due to credit factors are recorded in the Company's Condensed Consolidated Statements of Earnings while non-credit (liquidity) impairment losses are included in Condensed Consolidated Statement of Comprehensive Income (Loss). No impairment or valuation write-downs were recorded in the Company's Condensed Consolidated Statements of Earnings for the periods as shown in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(In thousands)

Impairment or valuation write-downs:
Bonds	$—	—	—	—
Equities	—	—	—	—

Total	$—	—	—	—

While market values of equity securities are subject to variation between reporting periods, the Company's analysis of potential impairments in the periods shown did not identify other than temporary declines. Equity securities (common stocks) represent 0.1% of invested assets and individual common stock holdings have an average cost basis of approximately $43,000.

Benefits and Expenses.  The following table details benefits and expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)

Life and other policy benefits	$17,854	15,540	37,611	31,141
Amortization of deferred policy acquisition costs	33,058	28,966	67,270	64,186
Universal life and annuity contract interest	82,170	62,799	192,063	111,816
Other operating expenses	26,343	19,403	51,435	42,710

Totals	$159,425	126,708	348,379	249,853

Life and other policy benefits - Death claim benefits, the largest component of policy benefits, increased to $20.9 million in the first six months of 2017 compared to $17.9 million for the first six months of 2016. For the three months ended June 30, 2017 and 2016, death claim benefits were $9.2 million and $9.9 million, respectively. Death claim amounts are generally subject to variation from period to period. The company's overall mortality experience has generally been consistent with or better than its product pricing assumptions.

Life and other policy benefits also includes reserve changes associated with the company's withdrawal benefit rider (WBR), a popular rider to its equity-indexed annuity products. During the second quarter of 2016, as part of the unlocking of deferred policy acquisition costs, the company recorded a prospective unlocking adjustment which reduced WBR reserves by $3.1 million and decreased life and other policy benefits by a like amount.

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

The following table identifies the effects of unlocking and true-up adjustments on DPAC balances recorded through amortization expense for the three and six months ended June 30, 2017 and 2016.

Increase (Decrease) in DPAC Balance	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)

Unlocking	$(1,070)	3,620	(1,070)	3,620
True-up	2,850	(1,380)	2,510	(1,020)

Totals	$1,780	2,240	1,440	2,600

True-up adjustments were recorded in the first six months of 2017 and 2016 relative to partial surrender rates, mortality rates, credited interest rates and earned rates for the current years' experience. In the second quarter, true-up adjustments resulted in a $2.9 million decrease in amortization expense for 2017 and a $1.4 million increase for 2016. The true-up adjustments for the life insurance lines of business were positive (decrease to amortization expense) by $5.1 million in the second quarter of 2017 whereas the true-up adjustments for the annuity line of business during the same period were negative by $2.2 million incrementally adding to amortization expense. For the six months ended June 30, 2017, true-up adjustments for the life insurance lines of business were positive (decrease to amortization expense) by $6.0 million while true-up adjustments for the annuity line of business during the same period were negative by $3.5 million adding to amortization expense. For the comparable period in 2016, true-up adjustments for the life insurance lines of business were positive (decrease to amortization expense) by $10.0 million while true-up adjustments for the annuity line of business were negative by $11.0 million.

The company unlocked the interest crediting rate spread on three of its equity-indexed universal life products in its Domestic and International life insurance segments during the second quarter of 2017. The effect of the prospective unlocking was to decrease the DPAC balance by $1.1 million with a corresponding increase to amortization expense. In the quarter and six months ended June 30, 2016, the Company unlocked the DPAC balance associated with its International Life insurance segment for favorable mortality, increased cost of insurance charges that had been implemented, and higher lapse assumptions for policies associated with residents in "disengaged countries" (countries which the company ceased accepting applications from residents during 2015). The effect of the prospective unlocking was to increase DPAC balances by $7.3 million (and decrease amortization expense). Concurrently, the company also unlocked the DPAC balance for its Annuity segment for surrender and annuitization rates on its indexed, single tier, and two tier annuities. The effect of this prospective unlocking was to decrease DPAC balances by $3.7 million (and increase amortization expense).

The Company is required to evaluate its emergence of profits continually and management believes that the current amortization patterns of deferred policy acquisition costs, incorporating these unlocking adjustments, are reflective of actual experience.

As the DPAC balance is an asset on the Company's Condensed Consolidated Balance Sheet, generally accepted accounting principles (GAAP) provide for an earned interest return on the unamortized balance each period. The earned interest serves to increase the DPAC balance and reduce amortization expense. The rate at which the DPAC balance earns interest is the average credited interest rate on the company's universal life and annuity policies in force, including credited interest on equity-index policies. During the first six months of 2017 the company's crediting rates have increased due to higher equity-index credits during the period and the amount of earned interest on DPAC balances has therefore increased serving to offset amortization expense.

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

The company's approximated average credited rates through the first six months, excluding and including fixed-index (derivative) products, were as follows:

	June 30,		June 30,
	2017	2016	2017	2016
	(Excluding fixed-index products)		(Including fixed-index products)

Annuity	2.21%	2.32%	3.31%	1.98%
Interest sensitive life	3.48%	3.63%	7.19%	2.86%

Contract interest reported in the financial statements also encompasses the performance of the index options associated with the company's fixed-index products. As previously noted, the market performance of these derivative features resulted in net realized and unrealized gains/(losses) of $93.4 million and $(10.8) million for the six months ended June 30, 2017 and 2016, respectively. Generally, the impact of the market value change of index options on asset values aligns closely with the movement of the embedded derivative liability held for the company's fixed-index products such that the net effect upon pretax earnings is negligible (i.e. net realized and unrealized gains/(losses) included in net investment income approximate the change in contract interest associated with the corresponding embedded derivative liability change). However, during periods of equity market movements (gains or losses), in tandem with company changes in asset management fees assessed on these products (increases or decreases), deviations can occur between the change in index option asset values and the change in the embedded derivative liability. In the six month periods ended June 30, 2017 and 2016, contract interest was increased $3.5 million and decreased $(6.0) million, respectively, for this occurrence.

Contract interest expense also includes reserve changes for immediate annuities, two tier annuities, excess death benefit reserves, excess annuitization, and amortization of deferred sales inducement balances. These expense items are offset by policy charges assessed for policies with the withdrawal benefit rider. Collectively, the changes in these items also impact contract interest expense and the financial statement spread margin. For the three and six month periods ended June 30, 2017, these items added to contract interest $1.2 million and subtracted from contract interest $(2.3) million, respectively, relative to the comparable periods in 2016.

Similar to deferred policy acquisition costs, the company defers sales inducements in the form of first year credited interest bonuses on annuity products that are directly related to the production of new business. These bonus interest charges are deferred and amortized using the same methodology and assumptions used to amortize other capitalized acquisition costs and the amortization is included in contract interest. In addition, deferred sales inducement balances are also reviewed periodically to ascertain whether actual experience has deviated significantly from that assumed (unlock) and are adjusted to reflect current policy lapse or termination rates, expense levels and credited rates on policies compared to anticipated experience (true-up). These adjustments, plus or minus, are included in contract interest expense. For the six months ended June 30, 2017 and 2016, the company recorded true-up adjustments of its deferred sales inducement balances resulting in increased (decreased) balance sheet amounts of $(0.5) million and $(3.5) million, respectively, which thereby increased contract interest expense by a like amount. The company also unlocked its deferred sales inducement balance during the quarter ended June 30, 2016 associated with its annuity segment for surrender and annuitization rate changes as noted in the discussion on deferred policy acquisition costs. The effect of the prospective unlocking was to decrease the deferred sales inducement balance by an additional $1.7 million. As part of this unlocking in 2016, benefit reserves for the international universal life and deferred annuities (two tier) product lines were increased by a net amount of $6.0 million. This reserve change increased the contract interest charge for the period.

Other operating expenses - Other operating expenses consist of general administrative expenses, licenses and fees, commissions not subject to deferral, nursing home expenses and compensation costs. These expenses for the three and six months ended June 30, 2017 and 2016 are summarized in the table that follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)

General insurance expenses	$7,858	6,784	17,285	17,785
Nursing home expenses	4,165	4,503	8,487	9,119
Compensation expenses	8,945	3,761	15,063	7,154
Commission expenses	2,730	2,819	5,295	5,437
Taxes, licenses and fees	2,645	1,536	5,305	3,215

Totals	$26,343	19,403	51,435	42,710

General insurance expenses include provisions for litigation and other settlement payments made in lieu of litigation. As discussed in the Legal Proceedings section of the footnotes to the Condensed Consolidated Financial Statements, the Company charged $2.9 million against earnings in the first quarter of 2016 related to litigation involving an annuity contract matter in Puerto Rico. In aggregate, general insurance expenses for the six months ended June 30, 2017 are level with the prior year period, which includes this litigation charge, due to increases in 2017 for real estate expense from the new home office building acquired in December 2016, incremental amortization from the company's deployment of its proprietary policy administration system, and employee benefit plan liability increases.

Compensation expenses include share-based compensation costs related to outstanding vested and nonvested stock options and SARs, restricted stock units (RSUs) and performance share units (PSUs). The related share-based compensation costs move in tandem not only with the number of awards outstanding but also with the movement in the market price of the Company's Class A common stock as a result of marking the stock options, SARs, and RSUs to fair value under the liability method of accounting. Consequently, the related expense amount varies positive or negative in any given period. The Company's Class A common share price increased from $195.27 at June 30, 2016 to $310.80 at the end of 2016. During the first six months of 2017, the Company's closing stock price further increased to $319.62 at June 30, 2017. For the three months ended June 30, 2017 share-based compensation expense was $3.6 million while for the comparable period in 2016 share-based compensation expense was $(1.3) million. For the six months ended June 30, 2017 share-based compensation was $4.3 million versus $(2.8) million in the same period for 2016.

As further discussed in Note 7 to the Condensed Consolidated Financial Statements, the Company awarded 11,715 SARs and 4,385 RSUs to directors and officers during the first six months of 2017. During the first six months of 2016, 14,643 SARs and 6,224 RSUs were awarded. In addition, during the six months ended June 30, 2017 and 2016 the Company awarded 4,526 and 5,727 PSUs, respectively. The liability for each PSU award is accrued ratably over the three calendar year measurement period associated with the respective award.

Taxes, licenses and fees include premium taxes and licensing fees paid to state insurance departments, guaranty fund assessments, the company portion of social security and Medicare taxes, real estate taxes, state income taxes, and other state and municipal taxes. State income taxes are generally determined by apportioning the company's federal taxable income based upon premiums generated from a particular state as a percentage of total premiums. Federal taxable income is principally derived from the company's statutory financial results. Through the first six months of 2017, the company's statutory earnings are significantly higher causing estimated state income tax payments to be correspondingly higher. In the six months ended June 30, 2017 and 2016, taxes, licenses and fees include state income tax expense of $1.5 million and $0.3 million, respectively. In addition, included in the six months ended June 30, 2017, is $0.5 million for real estate tax expense pertaining to the new home office facility acquired in December of 2016.

Federal Income Taxes. Federal income taxes on earnings from operations reflect an effective tax rate of 34.0% for the six months ended June 30, 2017 compared to 34.2% for the six months ended June 30, 2016. The Company's effective tax rate is typically lower than the Federal rate of 35% due to tax-exempt investment income related to municipal securities and dividends-received deductions on income from stocks.

Segment Operations

Summary of Segment Earnings
A summary of segment earnings for the three and six months ended June 30, 2017 and 2016 is provided below. The segment earnings exclude realized gains and losses on investments, net of taxes.

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
	(In thousands)

Segment earnings (losses):
Three months ended:
June 30, 2017	$(472)	9,488	7,025	5,381	21,422
June 30, 2016	$(195)	19,407	877	4,388	24,477

Six months ended:
June 30, 2017	$(628)	18,858	14,871	10,179	43,280
June 30, 2016	$319	31,612	500	7,758	40,189

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)

Premiums and contract revenues:
Premiums and contract charges	$9,066	8,648	17,915	16,307
Net investment income	15,023	9,584	34,613	15,717
Other revenues	6	6	19	30

Total revenues	24,095	18,238	52,547	32,054

Benefits and expenses:
Life and other policy benefits	5,448	4,670	10,367	8,291
Amortization of deferred policy acquisition costs	2,994	3,309	5,783	5,320
Universal life insurance contract interest	11,210	7,217	27,457	11,060
Other operating expenses	5,157	3,323	9,889	6,898

Total benefits and expenses	24,809	18,519	53,496	31,569

Segment earnings (loss) before Federal income taxes	(714)	(281)	(949)	485
Provision (benefit) for Federal income taxes	(242)	(86)	(321)	166

Segment earnings (loss)	$(472)	(195)	(628)	319

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)

Universal life insurance revenues	$10,578	9,134	20,283	17,525
Traditional life insurance premiums	691	1,471	1,968	2,664
Reinsurance premiums	(2,203)	(1,957)	(4,336)	(3,882)

Totals	$9,066	8,648	17,915	16,307

The company's domestic life insurance in force in terms of policy count has been declining for several years. The pace of new policies issued has lagged the number of policies terminated from death or surrender by roughly a two-to-one rate over the past several years causing a declining level of insurance in force from which contract charge revenue is received. Consequently, the number of domestic life insurance policies in force has declined from 54,300 at December 31, 2015 to 51,600 at December 31, 2016, and to 50,700 at June 30, 2017.

Universal life insurance revenues are also generated with the issuance of new business based upon amounts per application and percentages of the face amount (volume) of insurance issued. The number of domestic life policies issued in the first six months of 2017 was 12% higher than in the comparable period for 2016 and the volume of insurance issued was 11% more than that in 2016. Universal life insurance revenues also include surrender charge income realized on terminating policies and, in the case of domestic universal life, amortization into income of the premium load on single premium policies which the company began deferring in 2013.

Premiums collected on universal life products are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings in accordance with GAAP.  Actual domestic universal life premiums collected are detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)

Universal life insurance:
First year and single premiums	$32,861	28,016	62,325	55,542
Renewal premiums	5,124	5,079	10,131	10,346

Totals	$37,985	33,095	72,456	65,888

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

A detail of net investment income for domestic life insurance operations is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)

Net investment income (excluding derivatives)	$9,390	8,490	18,322	16,764
Derivative gain (loss)	5,633	1,094	16,291	(1,047)

Net investment income	$15,023	9,584	34,613	15,717

Life and policy benefits for a smaller block of business are subject to variation from quarter to quarter. Claim activity during the first six months of 2017 was in line with historical trends and was slightly higher compared to the same period for 2016. The number of incurred claims during the first six months of 2017 decreased 6% compared to the first six months of 2016 while the average net claim amount increased to $26,000 from $22,000. The low face amount per claim reflects the older block of domestic life insurance policies sold which were final expense type products (i.e. purchased to cover funeral costs). The increase in the average net claim amount reflects claims from more recent policy sales (single premium wealth transfer products) which have much higher face amounts of insurance coverage per policy. The company's overall mortality experience for this segment has been better than pricing assumptions.

As noted previously in the discussion of Results of Operations, the company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience with the adjustment reflected in current period amortization expense. To the extent required, the company may also record unlocking adjustments to DPAC balances. The following table identifies the effects of unlocking and true-up adjustments on domestic life insurance DPAC balances recorded through amortization expense for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)

Increase (Decrease) in DPAC Balance
Unlocking	$(790)	—	(790)	—
True-up	2,120	940	1,460	2,800

Totals	$1,330	940	670	2,800

As noted in the table above, the true-up adjustments recorded increased the DPAC balance on the Condensed Consolidated Balance Sheets which conversely reduced amortization expense in current earnings by a like amount for the periods shown.

The company unlocked the interest crediting rate spread on two of its equity-indexed universal life products during the second quarter of 2017. The effect of the prospective unlocking was to decrease the DPAC balance by $0.8 million with a corresponding increase to amortization expense.

International Life Insurance Operations

National Western's international life operations have been a significant factor in the company's overall earnings performance and represents a niche where the company believes it has had a competitive advantage historically. A stable population of distribution relationships has been developed over decades of operations providing the company with a consistent foundation for development of the block of business.

A comparative analysis of results of operations for the company's international life insurance segment is detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$29,710	31,437	61,210	64,225
Net investment income	14,251	10,593	32,870	17,440
Other revenues	21	4	47	40

Total revenues	43,982	42,034	94,127	81,705

Benefits and expenses:
Life and other policy benefits	4,677	4,583	10,962	9,751
Amortization of deferred policy acquisition costs	6,305	(681)	13,711	4,424
Universal life insurance and annuity contract interest	11,377	2,673	27,759	8,356
Other operating expenses	7,207	5,650	13,185	11,176

Total benefits and expenses	29,566	12,225	65,617	33,707

Segment earnings (losses) before Federal income taxes	14,416	29,809	28,510	47,998
Provision (benefit) for Federal income taxes	4,928	10,402	9,652	16,386

Segment earnings (loss)	$9,488	19,407	18,858	31,612

As with domestic life operations, revenues from the international life insurance segment include both premiums on traditional type products and contract revenues from universal life insurance. A comparative detail of premiums and contract revenues is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)

Universal life insurance revenues	$28,274	31,740	58,944	61,672
Traditional life insurance premiums	3,441	1,447	6,385	6,426
Reinsurance premiums	(2,005)	(1,750)	(4,119)	(3,873)

Totals	$29,710	31,437	61,210	64,225

In general, universal life revenues and operating earnings are anticipated to emerge with growth in the amount of international life insurance in force. The volume of insurance in force contracted from $19.0 billion at December 31, 2015 to $17.9 billion at December 31, 2016 and further decreased to $17.2 billion at June 30, 2017. Universal life insurance revenues are also generated with the issuance of new business based upon amounts per application and percentages of the face amount (volume) of insurance issued. The number of international life policies issued in the first six months of 2017 was 14% lower than in the first six months of 2016 while the volume of insurance issued was 21% less than that issued in 2016 during the same period.

A third component of international universal life revenues include surrender charges assessed upon surrender of contracts by policyholders. At the height of the financial crisis in 2008 through 2010 National Western's international policyholders exhibited concern regarding the developments in U.S. financial markets. This evidenced itself in the company's termination activity in its international life policies in force. The company incurred higher termination experience than is typical which resulted in recognition of increased surrender charge fee income. This level of termination activity subsequently subsided in 2011 with the termination activity over the following years remaining relatively stable. In 2015, termination activity revisited the levels last seen during the 2008 through 2010 period resulting in additional surrender charge fee revenues, and this activity has continued into 2016 and 2017. The following table illustrates National Western's recent international life termination experience.

	Amount in $'s	Annualized Termination Rate
	(millions)

Volume In Force Terminations
Six months ended June 30, 2017	1,213.4	12.9%
Year ended December 31, 2016	2,340.6	11.6%
Year ended December 31, 2015	2,659.1	12.3%
Year ended December 31, 2014	1,825.5	8.4%
Year ended December 31, 2013	1,838.5	8.6%
Year ended December 31, 2012	1,828.4	8.7%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)

Universal life insurance:
First year and single premiums	$3,496	4,935	7,384	9,101
Renewal premiums	21,675	23,309	42,188	46,510

Totals	$25,171	28,244	49,572	55,611

National Western's most popular international products have been its fixed-index universal life products in which the policyholder can elect to have the interest rate credited to their policy account values linked in part to the performance of an outside equity index. Included in the totals in the above table are collected premiums for fixed-index universal life products of approximately $31.5 million and $35.1 million for the first six months of 2017 and 2016, respectively. The decline in renewal premiums during 2017 compared to 2016 corresponds with the increased termination activity discussed above.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)

Net investment income (excluding derivatives)	$9,421	9,542	18,026	18,517
Derivative gain (loss)	4,830	1,051	14,844	(1,077)

Net investment income	$14,251	10,593	32,870	17,440

For liability purposes, the embedded option in the company's policyholder obligations for this feature is bifurcated and reserved for separately. Accordingly, the impact for the embedded derivative component in the equity-index universal life product is reflected in the contract interest expense for each respective period.

Life and policy benefits primarily consist of death claims on policies. National Western's clientèle for international products are generally wealthy individuals with access to U.S. dollars and quality medical care. Consequently, the amounts of coverage purchased tend to be larger amounts than those for domestic life insurance. In the year ended December 31, 2016, the average face amount of insurance purchased was $336,500, and in the first six months of 2017, the average was slightly lower at $310,500. While life and policy benefit expense for the international life segment reflects the larger policies purchased, mortality due to natural causes is comparable to that in the United States. The company's maximum risk exposure per insured life is capped at $500,000 through reinsurance. The average international life net claim amount in the first six months of 2017 increased from that in the first six months of 2016 to $168,000 from $144,000.

The company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking and true-up adjustments on international life insurance DPAC balances recorded through amortization expense for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)

Increase (Decrease) in DPAC Balance
Unlocking	$(280)	7,270	(280)	7,270
True-up	2,950	2,830	4,540	7,140

Totals	$2,670	10,100	4,260	14,410

True-up adjustments in the second quarter and the first six months of 2017 and 2016 were favorable and increased the DPAC balance on the Condensed Consolidated Balance Sheet and decreased amortization expense in current earnings by a like amount.

The company unlocked the interest crediting rate spread on one of its international equity-indexed universal life products during the second quarter of 2017. The effect of the prospective unlocking was to decrease the DPAC balance by $0.3 million with a corresponding increase to amortization expense. During the second quarter of 2016 the company unlocked the DPAC balance for this segment for favorable mortality, higher cost of insurance charges which had been implemented, future profit on universal life insurance riders, and increased lapse rates for disengaged countries. These prior year unlockings served to increase the DPAC balance by $7.3 million and reduce the level of amortization by a similar amount during the periods shown.

As indicated in the discussion concerning net investment income, contract interest expense includes fluctuations that are the result of the effect upon the embedded derivative for the performance of underlying equity indices associated with fixed-index universal life products. The amounts realized on purchased call options approximate the amounts National Western credits to policyholders. During the second quarter of 2016, as part of the unlocking described above, universal life excess death benefit reserves were also unlocked. The effect of this prospective unlocking was to decrease reserves by $6.1 million during the period which served to concurrently reduce contract interest expense.

Annuity Operations

National Western's annuity operations are almost exclusively in the United States. Although some of the company's investment contracts are available to international residents, current sales of these are small relative to total annuity sales. A comparative analysis of results of operations for National Western's annuity segment is detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$6,054	6,280	11,290	12,016
Net investment income	105,474	86,556	231,908	164,195
Other revenues	38	(54)	64	6

Total revenues	111,566	92,782	243,262	176,217

Benefits and expenses:
Life and other policy benefits	7,729	6,287	16,282	13,099
Amortization of deferred policy acquisition costs	23,759	26,338	47,776	54,442
Annuity contract interest	59,583	52,909	136,847	92,400
Other operating expenses	9,814	5,927	19,874	15,517

Total benefits and expenses	100,885	91,461	220,779	175,458

Segment earnings (loss) before Federal income taxes	10,681	1,321	22,483	759
Provision (benefit) for Federal income taxes	3,656	444	7,612	259

Segment earnings (loss)	$7,025	877	14,871	500

Premiums and contract charges primarily consist of surrender charge income recognized on terminated policies. The amount of the surrender charge income recognized is determined by the volume of surrendered contracts as well as the duration of each contract at the time of surrender given the pattern of declining surrender charge rates over time that is common to most annuity contracts. The company's lapse rate for annuity contracts in the first six months of 2017 was 6.7% which equaled the rate during the same period in 2016.

Deposits collected on annuity contracts are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings, in accordance with GAAP. Actual annuity deposits collected for the three and six months ended June 30, 2017 and 2016 are detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)

Fixed-index annuities	$142,483	191,939	287,443	345,969
Other deferred annuities	5,661	12,684	15,300	24,212
Immediate annuities	1,173	2,185	3,066	3,710

Totals	$149,317	206,808	305,809	373,891

Fixed-index products are more attractive for consumers when interest rate levels remain low and equity markets produce positive returns. Since National Western does not offer variable products or mutual funds, fixed-index products provide an important alternative to the company's existing fixed interest rate annuity products. Fixed-index annuity deposits as a percentage of total annuity deposits were 94% and 93% for the six months ended June 30, 2017 and 2016, respectively. The percentage of fixed-index products to total annuity sales reflects the low interest rate environment and the ongoing bull market in equities.

As a selling inducement, some of the deferred products, including fixed-index annuity products, contain a first year interest bonus ranging from 1% to 7% depending upon the product, in addition to the base first year interest rate. Other products include a premium bonus ranging from 2% to 10% which is credited to the account balance when premiums are applied. These bonus rates are deferred in conjunction with other capitalized policy acquisition costs. The amounts deferred to be amortized over future periods amounted to approximately $8.9 million and $9.3 million during the first six months of 2017 and 2016, respectively. Amortization of deferred sales inducements is included as a component of annuity contract interest as described later in this discussion of Annuity Operations.

A detail of net investment income for annuity operations is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)

Net investment income (excluding derivatives)	$83,722	86,607	169,622	172,878
Derivative gain (loss)	21,752	(51)	62,286	(8,683)

Net investment income	$105,474	86,556	231,908	164,195

As previously described, derivatives are call options purchased to hedge the equity return component of National Western's fixed-index annuity products with any gains or losses from the sale or expiration of the options, as well as period-to-period changes in fair values, reflected in net investment income. Since the embedded derivative option in the policies is bifurcated when determining the contract reserve liability, the impact of the market value change of index options on asset values generally aligns closely with the movement of the embedded derivative liability such that the net effect upon pretax earnings is negligible (i.e. net realized and unrealized gains/(losses) included in net investment income approximate the change in contract interest associated with the corresponding embedded derivative liability change). See further discussion below regarding contract interest activity.

Consistent with the domestic and international life segments, the company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking and true-up adjustments on annuity DPAC balances recorded through amortization expense for the for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)

Increase (Decrease) in DPAC Balance
Unlocking	$—	(3,650)	—	(3,650)
True-up	(2,220)	(5,150)	(3,490)	(10,960)

Totals	$(2,220)	(8,800)	(3,490)	(14,610)

No unlocking adjustments were recorded in the first six months of 2017. The company unlocked the DPAC balance associated with its annuity segment in the second quarter of 2016 for surrender and annuitization rates. The effect of the prospective unlocking was to decrease the DPAC balance by $3.7 million (and increase amortization expense).

As the true-up adjustments decreased the DPAC balances on the Condensed Consolidated Balance Sheet for the six months ended June 30, 2017 and 2016, a corresponding increase in DPAC amortization expense was recorded in the Company's Condensed Consolidated Statements of Earnings in each respective period. The decrease in the negative true-up adjustment for the Annuity line of business year-to-date compared to the prior year period is due to unlocking adjustments made during 2016 which adjusted future profit assumptions for surrender and annuitization rates on indexed, single tier, and two tier annuities.

Annuity contract interest includes the equity component return associated with the call options purchased to hedge National Western's fixed-index annuities. The detail of fixed-index annuity contract interest as compared to contract interest for all other annuities is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)

Fixed-index annuities	$53,562	25,513	94,448	41,594
All other annuities	3,553	24,432	38,417	45,450

Gross contract interest	57,115	49,945	132,865	87,044
Bonus interest deferred and capitalized	(4,096)	(5,139)	(8,879)	(9,344)
Bonus interest amortization	6,564	8,104	12,861	14,701

Total contract interest	$59,583	52,910	136,847	92,401

The fluctuation in reported contract interest amounts for fixed-index annuities is driven by sales levels, the level of the business in force and the effect of positive or negative market returns of option values on projected interest credits. As noted in the discussion on Consolidated Operations, positive returns on expiring option contracts during the first six months of 2017 led to an increase in collected asset management fees by National Western which served to lessen the increase in contract interest relative to the option gains reported in the Company's revenues. Asset management fees collected during the three and six months ended June 30, 2017 were $10.3 million and $16.9 million, respectively, compared to $0.0 million and $1.0 million in the corresponding periods of 2016.

Annuity contract interest includes unlocking adjustments for the deferred sales inducement balance and annuity reserves. Similar to the discussion concerning DPAC balances, National Western also unlocked its deferred sales inducement balance during the second quarter of 2016 for surrender and annuitization rates. The 2016 prospective unlocking served to reduce the sales inducement balance by $1.6 million and increase contract interest expense. This same unlocking adjustment increased two-tier annuity reserves by $12.2 million during the second quarter of 2016 which similarly increased contract interest expense.

The majority of litigation and legal matters the Company is involved with emanate from annuity products. The $2.9 million litigation provision discussed in the Consolidated Operations section of this report was allocated to the Annuity Operations segment and is included in other operating expenses in the six month 2016 results.

Other Operations

The Company's primary business encompasses its domestic and international life insurance operations and its annuity operations of National Western. However, NWLGI and National Western also have small real estate, nursing home, and other investment operations through their wholly owned subsidiaries. Nursing home operations generated $0.4 million and $0.1 million of pre-tax operating earnings in the first six months of 2017 and 2016, respectively. The remaining pre-tax earnings of $15.0 million and $11.7 million in Other Operations during the six month periods represent investment income from real estate, municipal bonds, and common and preferred equities held in subsidiary company portfolios principally for tax advantage purposes. Included in these amounts are semi-annual distributions from a life interest in the Libby Shearn Moody Trust which is held in NWLSM, Inc. Pretax distributions from this trust were $3.1 million and $2.9 million in the six month periods ended June 30, 2017 and 2016, respectively. The remaining increase in the first six months of 2017 from these investments reflects payoffs on certain loans having profit participation provisions in the agreements with borrowers.

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

	June 30, 2017		December 31, 2016
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Debt securities	$10,253,327	95.7	$10,201,309	96.0
Mortgage loans	183,698	1.7	174,534	1.6
Policy loans	57,899	0.5	58,699	0.6
Derivatives, index options	149,341	1.4	120,644	1.1
Real estate	31,452	0.3	31,761	0.3
Equity securities	19,618	0.2	18,313	0.2
Other	22,412	0.2	22,193	0.2

Totals	$10,717,747	100.0	$10,627,453	100.0

Debt and Equity Securities

The Company maintains a diversified portfolio which consists mostly of corporate, mortgage-backed, and public utility fixed income securities. Investments in mortgage-backed securities primarily include U.S. Government agency pass-through securities and collateralized mortgage obligations ("CMO"). The Company's investment guidelines prescribe limitations by type of security as a percent of the total investment portfolio and all holdings were within these threshold limits. As of June 30, 2017 and December 31, 2016, the Company's debt securities portfolio consisted of the following classes of securities:

	June 30, 2017		December 31, 2016
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Corporate	$7,197,008	70.2	$7,097,692	69.6
Residential mortgage-backed securities	1,352,952	13.2	1,396,426	13.7
Public utilities	1,223,085	11.9	1,218,870	11.9
State and political subdivisions	450,555	4.4	456,643	4.5
U.S. agencies	—	—	—	—
Asset-backed securities	18,005	0.2	20,009	0.2
Foreign governments	10,387	0.1	10,336	0.1
U.S. Treasury	1,335	—	1,333	—

Totals	$10,253,327	100.0	$10,201,309	100.0

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

	Six Months Ended June 30,	Year Ended December 31,
	2017	2016
	($ In thousands)

Cost of acquisitions	$416,999	$700,248
Average credit quality	A-	BBB+
Effective annual yield	3.60%	3.38%
Spread to treasuries	1.18%	1.54%
Effective duration	8.3 years	8.4 years

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

In addition to diversification, an important aspect of the Company's investment approach is managing the credit quality of its investment in debt securities. Thorough credit analysis is performed on potential corporate investments including examination of a company's credit and industry outlook, financial ratios and trends, and event risks. This emphasis is reflected in the high average credit rating of the Company's debt securities portfolio with 98.5%, as of June 30, 2017, held in investment grade securities. In the table below, investments in debt securities are classified according to credit ratings by nationally recognized statistical rating organizations.

	June 30, 2017		December 31, 2016
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

AAA	$109,198	1.1	$97,421	1.0
AA	2,168,009	21.1	2,225,606	21.8
A	3,248,085	31.7	3,288,882	32.2
BBB	4,569,650	44.6	4,409,873	43.2
BB and other below investment grade	158,385	1.5	179,527	1.8

Totals	$10,253,327	100.0	$10,201,309	100.0

The Company's investment guidelines do not allow for the purchase of below investment grade securities.  The investments held in debt securities below investment grade are the result of subsequent downgrades of the securities.  These holdings are further summarized below.

	Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	% of Invested Assets
	(In thousands, except percentages)

June 30, 2017	$159,068	158,385	160,449	1.5%

December 31, 2016	$180,943	179,527	180,732	1.7%

The Company's percentage of below investment grade securities as of June 30, 2017 compared with the percentage at December 31, 2016 decreased marginally due to the maturity and disposal of several securities. The Company's holdings of below investment grade securities are relatively small and as a percentage of total invested assets low compared to industry averages.

Holdings in below investment grade securities by category as of June 30, 2017 are summarized below, including their comparable fair value as of December 31, 2016 for those debt securities rated below investment grade at June 30, 2017. The Company continually monitors developments in these industries for issues that may affect security valuation.

	Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	Fair Value
Industry Category	June 30, 2017	June 30, 2017	June 30, 2017	December 31, 2016
	(In thousands)

Asset-backed securities	$7,819	7,848	9,193	9,163
Residential mortgage-backed	1,223	1,151	1,151	1,143
Oil & gas	35,068	32,636	32,636	32,465
Manufacturing	61,342	61,990	62,174	59,201
Banking/finance	—	—	—	—
Other	53,616	54,760	55,295	55,016

Totals	$159,068	158,385	160,449	156,988

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

In the energy sector, oil prices incurred a precipitous drop in prices over the past several years. While it appears that prices have bottomed and come off of their lows, the credit quality of individual companies was affected during this downturn. At June 30, 2017 and December 31, 2016, the Company's aggregate holdings in this sector approximated $930 million and $951 million, respectively. These holdings represented debt securities issued by approximately forty companies in the oil and gas industry. The Company's oil and gas debt securities were 96.5% investment grade as of the balance sheet date and had an overall investment credit rating of BBB+. Further mitigating the risk of the Company's holdings in this sector are ample diversification by subsector (integrated, independent, pipeline, servicer, and equipment).

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

During the six months ended June 30, 2017 the Company recorded no other-than-temporary impairment credit related write-downs on debt or equity securities. See Note 9, Investments, of the accompanying Condensed Consolidated Financial Statements for further discussion. Since the Company's adoption of the GAAP guidance on the recognition and accounting for other-than-temporary impairments due to credit loss versus non-credit loss, the Company has recognized a total of $2.0 million of other-than-temporary impairments of which $1.4 million was deemed credit related and recognized as realized investment losses in earnings, and $0.6 million, net of amortization, was deemed a non-credit related impairment and recognized in other comprehensive income.

The Company is required to classify its investments in debt and equity securities into one of three categories: (a) trading securities; (b) securities available for sale; or (c) securities held to maturity. The Company purchases securities with the intent to hold to maturity and accordingly does not maintain a portfolio of trading securities. Of the remaining two categories, available for sale and held to maturity, the Company makes a determination on categorization based on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. As shown in the table below, 29.0% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale at June 30, 2017. These holdings in available for sale provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.

	June 30, 2017
	Fair Value	Amortized Cost	Unrealized Gains (Losses)
	(In thousands)

Securities held to maturity:
Debt securities	$7,466,140	7,230,187	235,953
Securities available for sale:
Debt securities	3,023,140	2,928,818	94,322
Equity securities	19,618	14,508	5,110

Totals	$10,508,898	10,173,513	335,385

Asset-Backed Securities

The Company holds approximately $18.0 million in asset-backed securities as of June 30, 2017. This portfolio includes $1.3 million of manufactured housing bonds and $16.7 million of home equity loans (also referred to as subprime securities). The Company does not have any holdings in collateralized bond obligations (“CBO”s), collateralized debt obligations (“CDO”s), or collateralized loan obligations (“CLO”s). Principal risks in holding asset-backed securities are structural, credit, and capital market risks. Structural risks include the securities' priority in the issuer's capital structure, the adequacy of and ability to realize proceeds from collateral and the potential for prepayments. Credit risks include corporate credit risks or consumer credit risks for financing such as subprime mortgages. Capital market risks include the general level of interest rates and the liquidity for these securities in the marketplace.

The Company's exposure to the subprime sector has been limited to investments in the senior tranches of subprime residential mortgage loans. The subprime sector is generally categorized under the asset-backed sector. This sector lends to borrowers who do not qualify for prime interest rates due to poor or insufficient credit history. The slowing housing market, rising interest rates, and relaxed underwriting standards for loans originated after 2005 resulted in higher delinquency rates and losses beginning in 2007. These events caused illiquidity in the market and volatility in the market prices of subprime securities. The housing market subsequently stabilized and an improvement in the prices of subprime securities occurred as the bond market regained more liquidity. All of the loans classified as subprime in the Company's portfolio as of June 30, 2017 were underwritten prior to 2005 as noted in the table below.

	June 30, 2017		December 31, 2016
Investment Origination Year	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)

Subprime:
1998	$1,793	1,865	2,074	2,145
2003	2,823	4,121	2,997	4,369
2004	12,104	12,110	13,382	13,401

Total	$16,720	18,096	18,453	19,915

During the second quarter of 2017, the Company's exposure to the subprime sector decreased due to principal repayments. As of June 30, 2017, the Company held nine subprime issues of which one was rated AAA, one was rated A, two were rated BBB, two were rated B, one was rated CCC, one was rated D and one was not rated.

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

The Company requires a minimum specified yield on mortgage loan investments determined by reference to currently available debt security instrument yields plus a desired amount of incremental basis points. During the past several years, the low interest rate environment has resulted in fewer loan opportunities being available that meet the Company's required rate of return. Beginning in 2016, the Company made a concerted effort to grow this part of its investment portfolio. Mortgage loans originated by the Company totaled $84.6 million for the year ended December 31, 2016 and $31.8 million for the six months ended June 30, 2017. Principal repayments on mortgage loans for the six months ended June 30, 2017 were $22.7 million.

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

The Company held net investments in mortgage loans, after allowances for possible losses, totaling $183.7 million and $174.5 million at June 30, 2017 and December 31, 2016, respectively.  The diversification of the portfolio by geographic region and by property type was as follows:

	June 30, 2017		December 31, 2016
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Geographic Region:
West South Central	$112,715	61.1	$102,531	58.5
East North Central	31,260	17.0	26,717	15.3
East South Central	14,485	7.9	6,512	3.7
South Atlantic	13,898	7.5	14,130	8.1
Pacific	8,112	4.4	9,872	5.6
Middle Atlantic	2,252	1.2	2,288	1.3
Mountain	1,626	0.9	1,646	0.9
New England	—	—	11,488	6.6
Gross balance	184,348	100.0	175,184	100.0

Allowance for possible losses	(650)	(0.4)	(650)	(0.4)

Totals	$183,698	99.6	$174,534	99.6

	June 30, 2017		December 31, 2016
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Property Type:
Retail	$84,998	46.1	$89,947	51.3
Office	56,566	30.7	57,095	32.6
Hotel/Motel	9,531	5.2	9,708	5.6
Land/Lots	10,514	5.7	4,946	2.8
All other	22,739	12.3	13,488	7.7
Gross balance	184,348	100.0	175,184	100.0

Allowance for possible losses	(650)	(0.4)	(650)	(0.4)

Totals	$183,698	99.6	$174,534	99.6

The Company's direct investments in real estate are not a significant portion of its total investment portfolio.  The Company also participates in several real estate joint ventures, limited partnerships, and other loans that invest primarily in income-producing retail properties.  These investments have enhanced the Company's overall investment portfolio returns. The Company's real estate investments totaled approximately $31.5 million and $31.8 million at June 30, 2017 and December 31, 2016, respectively.

The Company recognized operating income of approximately $1.4 million and $1.3 million on real estate properties in the first six months of 2017 and 2016, respectively. The Company monitors the conditions and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition.

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

The correlation between fair values and interest rates for debt securities is reflected in the tables below.

	June 30, 2017	March 31, 2017	December 31, 2016
	(In thousands except percentages)

Debt securities - fair value	$10,489,280	10,492,722	10,379,661
Debt securities - amortized cost	$10,159,005	10,221,045	10,136,279
Fair value as a percentage of amortized cost	103.25%	102.66%	102.40%
Net unrealized gain balance	$330,275	271,677	243,382
Ten-year U.S. Treasury bond – (decrease) increase in yield for the period	(0.08)%	(0.06)%	0.18%

	Net Unrealized Gain Balance
	At June 30, 2017	At March 31, 2017	At December 31, 2016	Quarter Change in Unrealized Balance	Year-to-date Change in Unrealized Balance

Debt securities held to maturity	$235,953	194,757	178,352	41,196	57,601
Debt securities available for sale	94,322	76,920	65,030	17,402	29,292

Totals	$330,275	271,677	243,382	58,598	86,893

Changes in interest rates typically have a sizable effect on the fair values of the Company's debt securities. The market interest rate of the ten-year U.S. Treasury bond decreased approximately 14 basis points from 2.45% at year-end 2016 to 2.31% by the end of the first six months of 2017 and the Company's unrealized gain position increased $86.9 million on a portfolio with an amortized cost basis of approximately $10.2 billion. Given that the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in fair values have a relatively small effect on the Company's Condensed Consolidated Balance Sheet.

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

The Company performed detailed sensitivity analysis as of December 31, 2016, for its interest rate-sensitive assets and liabilities. The changes in market values of the Company's debt securities in the first six months of 2017 were reasonable given the expected range of results of this analysis.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity requirements are met primarily by funds provided from operations. Premium deposits and annuity considerations, investment income, and investment maturities and prepayments are the primary sources of funds while investment purchases, policy benefits in the form of claims, and payments to policyholders and contract holders in connection with surrenders and withdrawals as well as operating expenses are the primary uses of funds. To ensure the Company will be able to pay future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed income securities. Funds are invested with the intent that the income from investments, plus proceeds from maturities, will meet the ongoing cash flow needs of the Company. The approach of matching asset and liability durations and yields requires an appropriate mix of investments. Although the Company historically has not been put in the position of having to liquidate invested assets to provide cash flow, its investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs. The Company (National Western) may also borrow up to $40 million on its bank line of credit for short-term cash needs. There were no borrowings outstanding under the line of credit at June 30, 2017.

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

The actual amounts paid by product line in connection with surrenders and withdrawals for the three and six months ended June 30, for each respective year, are noted in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)

Product Line:
Traditional Life	$1,052	1,628	2,363	2,980
Universal Life	25,774	30,485	64,633	54,950
Annuities	149,382	134,710	271,046	261,827

Total	$176,208	166,823	338,042	319,757

The above contractual withdrawals, as well as the level of surrenders experienced, were generally consistent with the Company's assumptions in asset/liability management, and the associated cash outflows did not have an adverse impact on overall liquidity. Individual life insurance policies are less susceptible to withdrawal than annuity reserves and deposit liabilities because policyholders may incur surrender charges and undergo a new underwriting process in order to obtain a new insurance policy. The increase in Universal Life payments year-to-date reflects the increased termination activity associated with policyholder residents of international countries from which the Company ceased accepting new applications from in the fourth quarter of 2015. Cash flow projections and tests under various market interest rate scenarios are also performed to assist in evaluating liquidity needs and adequacy. The Company currently expects available liquidity sources and future cash flows to be more than adequate to meet the demand for funds.

Cash flows from the Company's insurance operations have historically been sufficient to meet current needs. Cash flows from operating activities were $130.7 million and $185.5 million for the six months ended June 30, 2017 and 2016, respectively. The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $378.2 million and $287.4 million for the six months ended June 30, 2017 and 2016, respectively. Operating and investing activity cash flow items could be reduced if interest rates rise at an accelerated rate in the future. Net cash inflows/(outflows) from the Company's universal life and investment annuity deposit product operations totaled $(117.4) million and $(39.5) million during the six months ended June 30, 2017 and 2016, respectively.

Capital Resources

The Company relies on stockholders' equity for its capital resources as there is no long-term debt outstanding and the Company does not anticipate the need for any long-term debt in the near future.  As of June 30, 2017, the Company had no commitments beyond its normal operating and investment activities.

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

The table below summarizes future estimated cash payments under existing contractual obligations.

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)

Loan commitments	$400	400	—	—	—
Operating lease obligations	917	145	675	97	—
Life claims payable (1)	67,384	67,384	—	—	—
Other long-term reserve liabilities reflected on the balance sheet (2)	10,780,304	935,827	1,859,032	1,681,486	6,303,959

Total	$10,849,005	1,003,756	1,859,707	1,681,583	6,303,959

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

Effective January 1, 2017, the Company converted its annuity in force policies to its previously implemented internally developed policy administration system and began processing of policy transactions on such business (the Company had previously converted its annuity new business processing and and related payment of commissions to the new system during 2016). This constitutes a change in the Company's internal controls over financial reporting as defined in Rules 13a-15(f) and 15d-15(e) under the Exchange Act. Prior to implementation of the annuity in force policies, the Company performed model office testing encompassing the new processes and procedures to be employed using the new system and defined its internal controls with respect to such processing in this environment. During the course of the quarter and six months ended June 30, 2017, management continued to perform post-implementation testing and analysis of the processing and internal controls implemented and determined that the change did not materially affect the Company's internal controls over financial reporting such that the information required to reported and disclosed in its reports under the Exchange Act was adversely impacted. Internal controls over financial reporting change as the Company modifies or enhances its systems and processes to meet business needs. Any significant changes in controls are evaluated prior to implementation to help ensure continued effectiveness of internal controls and the control environment.

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

The following table sets forth the Company's repurchase of its Class A common shares from Option Holders for the quarter ended June 30, 2017.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May yet Be Purchased Under the Plans or Programs

April 1, 2017 through April 30, 2017	—	—	N/A	N/A
May 1, 2017 through May 31, 2017	—	—	N/A	N/A
June 1, 2017 through June 30, 2017	150	$329.45	N/A	N/A

Total	150	$329.45	N/A	N/A

Purchased shares are reported in the Company's Condensed Consolidated Financial Statements as authorized and unissued.

ITEM 4.  Removed and Reserved.

ITEM 6.  EXHIBITS

(a)	Exhibits

Exhibit 31(a)	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	-	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL WESTERN LIFE GROUP, INC.
(Registrant)

Date:	August 4, 2017	/S/ Ross R. Moody
Ross R. Moody
Chairman of the Board, President and
Chief Executive Officer
(Authorized Officer)

Date:	August 4, 2017	/S/ Brian M. Pribyl
Brian M. Pribyl
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)
(Principal Accounting Officer)