Form 10-Q
period 2017-09-30
National Western Life Group, Inc.
filed 2017-11-03
CIK 1635984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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
Large accelerated filer  ☐   Accelerated filer  ☒   Non-accelerated filer (Do not check if a smaller reporting company)  ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒
As of November 2, 2017, the number of shares of Registrant's common stock outstanding was: Class A – 3,436,166 and  Class B - 200,000.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
ASSETS	September 30, 2017	December 31, 2016

Investments:
Securities held to maturity, at amortized cost (fair value: $7,498,922 and $7,337,611)	$7,264,995	7,159,259
Securities available for sale, at fair value (cost: $2,942,594 and $2,991,042)	3,045,603	3,060,363
Mortgage loans, net of allowance for possible losses ($650 and $650)	188,623	174,534
Policy loans	57,466	58,699
Derivatives, index options	163,536	120,644
Other long-term investments	48,933	53,954

Total investments	10,769,156	10,627,453

Cash and cash equivalents	170,560	51,247
Deferred policy acquisition costs	813,642	835,194
Deferred sales inducements	134,636	147,111
Accrued investment income	103,038	99,245
Federal income tax receivable	7,858	—
Other assets	139,401	134,731

Total assets	$12,138,291	11,894,981

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY	September 30, 2017	December 31, 2016

LIABILITIES:

Future policy benefits:
Universal life and annuity contracts	$9,856,403	9,722,313
Traditional life reserves	135,366	136,782
Other policyholder liabilities	137,072	143,391
Deferred Federal income tax liability	56,016	64,990
Federal income tax payable	—	789
Other liabilities	150,752	104,888

Total liabilities	10,335,609	10,173,153

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:

Common stock:
Class A - $.01 par value; 7,500,000 shares authorized; 3,436,166 issued and outstanding in 2017 and 2016	34	34
Class B - $.01 par value; 200,000 shares authorized, issued, and outstanding in 2017 and 2016	2	2
Additional paid-in capital	41,716	41,716
Accumulated other comprehensive income	20,572	10,552
Retained earnings	1,740,358	1,669,524

Total stockholders’ equity	1,802,682	1,721,828

Total liabilities and stockholders' equity	$12,138,291	11,894,981

Note:  The Condensed Consolidated Balance Sheet at December 31, 2016 has been derived from the audited Consolidated Financial Statements as of that date.

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended September 30, 2017 and 2016
(Unaudited)
(In thousands, except per share amounts)

	2017	2016

Premiums and other revenues:
Universal life and annuity contract charges	$40,268	40,333
Traditional life premiums	5,285	4,631
Net investment income	151,691	126,981
Other revenues	4,672	4,476
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) gains (losses)	26	27
Portion of OTTI (gains) losses recognized in other comprehensive income	(26)	(27)
Net OTTI losses recognized in earnings	—	—
Other net investment gains (losses)	2,074	5,426
Total net realized investment gains (losses)	2,074	5,426

Total revenues	203,990	181,847

Benefits and expenses:
Life and other policy benefits	21,015	17,430
Amortization of deferred policy acquisition costs	18,722	24,395
Universal life and annuity contract interest	107,799	67,776
Other operating expenses	22,596	23,595

Total benefits and expenses	170,132	133,196

Earnings before Federal income taxes	33,858	48,651

Federal income taxes	12,045	14,915

Net earnings	$21,813	33,736

Basic earnings per share:
Class A	$6.17	$9.54
Class B	$3.08	$4.77

Diluted earnings per share:
Class A	$6.17	$9.54
Class B	$3.08	$4.77

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Nine Months Ended September 30, 2017 and 2016
(Unaudited)
(In thousands, except per share amounts)

	2017	2016

Premiums and other revenues:
Universal life and annuity contract charges	$122,329	123,791
Traditional life premiums	13,639	13,721
Net investment income	466,045	335,732
Other revenues	13,714	14,050
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) gains (losses)	69	80
Portion of OTTI (gains) losses recognized in other comprehensive income	(69)	(80)
Net OTTI losses recognized in earnings	—	—
Other net investment gains (losses)	10,906	10,589
Total net realized investment gains (losses)	10,906	10,589

Total revenues	626,633	497,883

Benefits and expenses:
Life and other policy benefits	58,626	48,571
Amortization of deferred policy acquisition costs	85,992	88,581
Universal life and annuity contract interest	299,862	179,592
Other operating expenses	74,031	66,306

Total benefits and expenses	518,511	383,050

Earnings before Federal income taxes	108,122	114,833

Federal income taxes	37,288	37,553

Net earnings	$70,834	77,280

Basic earnings per share:
Class A	$20.03	$21.85
Class B	$10.02	$10.93

Diluted earnings per share:
Class A	$20.03	$21.85
Class B	$10.02	$10.93

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended September 30, 2017 and 2016
(Unaudited)
(In thousands)

	2017	2016

Net earnings	$21,813	33,736

Other comprehensive income (loss), net of effects of deferred costs and taxes:
Unrealized gains (losses) on securities:
Net unrealized holding gains (losses) arising during period	2,212	2,824
Net unrealized liquidity gains (losses)	9	9
Reclassification adjustment for net amounts included in net earnings	(988)	(1,398)

Net unrealized gains (losses) on securities	1,233	1,435

Foreign currency translation adjustments	166	22

Benefit plans:
Amortization of net prior service cost and net gain (loss)	(910)	(283)

Other comprehensive income (loss)	489	1,174

Comprehensive income (loss)	$22,302	34,910

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended September 30, 2017 and 2016
(Unaudited)
(In thousands)

	2017	2016

Net earnings	$70,834	77,280

Other comprehensive income, net of effects of deferred costs and taxes:
Unrealized gains (losses) on securities:
Net unrealized holding gains (losses) arising during period	15,479	48,927
Net unrealized liquidity gains (losses)	22	27
Reclassification adjustment for net amounts included in net earnings	(2,746)	(1,971)

Net unrealized gains (losses) on securities	12,755	46,983

Foreign currency translation adjustments	(5)	(81)

Benefit plans:
Amortization of net prior service cost and net gain (loss)	(2,730)	(850)

Other comprehensive income (loss)	10,020	46,052

Comprehensive income (loss)	$80,854	123,332

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY For the Nine Months Ended September 30, 2017 and 2016 (Unaudited) (In thousands)

	2017	2016

Common stock:
Balance at beginning of period	$36	36
Shares exercised under stock option plan	—	—

Balance at end of period	36	36

Additional paid-in capital:
Balance at beginning of period	41,716	41,716
Shares exercised under stock option plan	—	—

Balance at end of period	41,716	41,716

Accumulated other comprehensive income:
Unrealized gains on non-impaired securities:
Balance at beginning of period	22,813	12,347
Change in unrealized gains (losses) during period, net of tax	12,733	46,956

Balance at end of period	35,546	59,303

Unrealized losses on impaired held to maturity securities:
Balance at beginning of period	(203)	(240)
Amortization	45	52
Other-than-temporary impairments, non-credit, net of tax	—	—
Additional credit loss on previously impaired securities	—	—
Change in shadow deferred policy acquisition costs	(23)	(25)

Balance at end of period	(181)	(213)

Unrealized losses on impaired available for sale securities:
Balance at beginning of period	(1)	(1)
Other-than-temporary impairments, non-credit, net of tax	—	—
Change in shadow deferred policy acquisition costs	—	—
Recoveries, net of tax	—	—

Balance at end of period	(1)	(1)

	Continued on Next Page

NATIONAL WESTERN LIFE GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY(continued) For the Nine Months Ended September 30, 2017 and 2016 (Unaudited) (In thousands)

	2017	2016

Foreign currency translation adjustments:
Balance at beginning of period	2,661	2,825
Change in translation adjustments during period	(5)	(81)

Balance at end of period	2,656	2,744

Benefit plan liability adjustment:
Balance at beginning of period	(14,718)	(14,602)
Amortization of net prior service cost and net loss, net of tax	(2,730)	(850)

Balance at end of period	(17,448)	(15,452)

Accumulated other comprehensive income at end of period	20,572	46,381

Retained earnings:
Balance at beginning of period	1,669,524	1,569,905
Net earnings	70,834	77,280
Stockholder dividends	—	—

Balance at end of period	1,740,358	1,647,185

Total stockholders' equity	$1,802,682	$1,735,318

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Nine Months Ended September 30, 2017 and 2016 (Unaudited) (In thousands)

	2017	2016

Cash flows from operating activities:
Net earnings	$70,834	77,280
Adjustments to reconcile net earnings to net cash from operating activities:
Universal life and annuity contract interest	299,862	179,592
Surrender charges and other policy revenues	(33,682)	(34,955)
Realized (gains) losses on investments	(10,905)	(10,589)
Accretion/amortization of discounts and premiums, investments	308	51
Depreciation and amortization	7,379	5,823
(Increase) decrease in value of derivatives	(138,552)	(8,307)
(Increase) decrease in deferred policy acquisition and sales inducement costs	19,895	10,799
(Increase) decrease in accrued investment income	(3,793)	(1,618)
(Increase) decrease in other assets	(7,762)	(3,683)
Increase (decrease) in liabilities for future policy benefits	6,616	3,408
Increase (decrease) in other policyholder liabilities	(6,319)	(5,175)
Increase (decrease) in Federal income taxes liability	(8,647)	21,661
Increase (decrease) in deferred Federal income tax	(14,370)	10,587
Increase (decrease) in other liabilities	12,530	1,352

Net cash provided by operating activities	193,394	246,226

Cash flows from investing activities:
Proceeds from sales of:
Securities held to maturity	—	—
Securities available for sale	22,184	16,087
Other investments	4,943	3,947
Proceeds from maturities and redemptions of:
Securities held to maturity	303,081	304,190
Securities available for sale	222,841	134,208
Derivatives, index options	151,298	13,273
Property and equipment	2,731	—
Purchases of:
Securities held to maturity	(377,821)	(231,804)
Securities available for sale	(192,670)	(229,932)
Derivatives, index options	(55,780)	(57,224)
Other investments	(329)	(27,525)
Property and equipment	(1,697)	—
Net change in short-term investments	—	(14,972)

	Continued on Next Page

NATIONAL WESTERN LIFE GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) For the Nine Months Ended September 30, 2017 and 2016 (Unaudited) (In thousands)

	2017	2016

Principal payments on mortgage loans	24,199	17,295
Cost of mortgage loans acquired	(38,166)	(55,796)
Decrease (increase) in policy loans	1,233	2,739

Net cash provided by/(used in) investing activities	66,047	(125,514)

Cash flows from financing activities:
Deposits to account balances for universal life and annuity contracts	546,966	626,083
Return of account balances on universal life and annuity contracts	(687,087)	(675,389)

Net cash provided by (used in) financing activities	(140,121)	(49,306)

Effect of foreign exchange	(7)	(125)

Net increase (decrease) in cash and cash equivalents	119,313	71,281
Cash and cash equivalents at beginning of period	51,247	106,007

Cash and cash equivalents at end of period	$170,560	$177,288

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid (received) during the period for:
Interest	$30	33
Income taxes	$60,304	5,032

Noncash operating activities:
Deferral of sales inducements	$(9,696)	(7,146)

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)	CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position of National Western Life Group, Inc. ("NWLGI") and its wholly owned subsidiaries (“Company”) as of September 30, 2017, and the results of its operations and its cash flows for the three and nine months ended September 30, 2017 and September 30, 2016. Such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year. It is recommended that these Condensed Consolidated Financial Statements be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 which is accessible free of charge through the Company's internet site at www.nwlgi.com or the Securities and Exchange Commission internet site at www.sec.gov. The Condensed Consolidated Balance Sheet at December 31, 2016 has been derived from the audited consolidated financial statements as of that date.

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

The table below shows the unrealized gains and losses on available-for-sale securities that were reclassified out of accumulated other comprehensive income for the three and nine months ended September 30, 2017 and September 30, 2016.

Affected Line Item in the Statements of Earnings	Amount Reclassified From Accumulated Other Comprehensive Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)

Other net investment gains (losses)	$1,519	2,151	4,224	3,033
Net OTTI losses recognized in earnings	—	—	—	—
Earnings before Federal income taxes	1,519	2,151	4,224	3,033
Federal income taxes	532	753	1,478	1,062

Net earnings	$987	1,398	2,746	1,971

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(2)	NEW ACCOUNTING PRONOUNCEMENTS

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

In June 2016, the FASB released ASU 2016-13, Financial Instruments - Credit Losses, which revises the credit loss recognition criteria for certain financial assets measured at amortized cost. The new guidance replaces the existing incurred loss recognition model with an expected loss recognition model. The objective of the expected credit loss model is for the reporting entity to recognize its estimate of expected credit losses for affected financial assets in a valuation allowance deducted from the amortized cost basis of the related financial assets that results in presenting the net carrying value of the financial assets at the amount expected to be collected. The guidance is effective for interim and annual periods beginning after December 15, 2019, and for most affected instruments must be adopted using a modified retrospective approach, with a cumulative effect adjustment recorded to beginning retained income. The Company is currently evaluating this guidance.

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

In May 2017, the FASB released ASU 2017-09, Compensation - Stock Compensation. The update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Accounting Standards Codification (ASC) Topic 718. An entity shall account for the effects of a modification described in ASC paragraphs 718-20-35-3 through 35-9, unless all the following are met: (1) The fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified; (2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The provisions of this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. The Company does not expect a material effect on the results of operations or financial position with the adoption of this ASU.

In July 2017, the FASB released ASU 2017-11, Earnings Per Share; Distinguishing Liabilities from Equity; and, Derivatives and Hedging. This update includes: (I) Accounting for Certain Financial Instruments with Down Round Features, and (II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interest with a Scope Exception. Part I of this update changes the classification analysis of certain equity-linked financial instruments with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. Part II of this update recharacterizes the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. The Company does not expect a material effect on the results of operations or financial position with the adoption of this ASU.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In September 2017, the FASB released ASU 2017-13, Revenue Recognition (Topic 605), Revenue from contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842). This update adds SEC paragraphs pursuant to the SEC Staff Announcement made at the July 20, 2017 Emerging Issues Task Force (EITF) meeting to provide effective dates that differ for (1) public business entities and certain other specified entities and (2) all other entities. The Company does not expect an effect on the results of operations or financial position with the adoption of this ASU. The Company will adopt Topic 606 and 842 within the required effective dates set by the SEC. Amendment to Topic 605 does not affect the Company since management fees amongst affiliates are eliminated upon consolidation. Amendment to Topic 840 does not affect the Company since the Company does not have any Third-Party Value Guarantees embedded within its lease agreements that will have a material effect on the results of operations or financial position.
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

In the second quarter of 2017 National Western declared and paid a $4.0 million dividend to NWLGI. During the third quarter of 2017 National Western declared a $3.0 million dividend payable to NWLGI which was subsequently paid on October 16, 2017. In the nine months ended September 30, 2016, National Western declared a cash dividend of $3.0 million payable to NWLGI which was subsequently paid on October 3, 2016.

NWLGI did not declare or pay cash dividends on its common shares during the nine months ended September 30, 2017 and 2016.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(4)	EARNINGS PER SHARE

Basic earnings per share of common stock are computed by dividing net income by the weighted-average basic common shares outstanding during the period. Diluted earnings per share, by definition, assumes the issuance of common shares applicable to stock options in the denominator. However, settlement of stock option exercises in cash or by issuance of shares is at discretion of the Company's optionholders and such exercises have predominantly been in cash. Consequently, the Company's stock options outstanding are not considered potentially dilutive under accounting guidance.

Net income for the periods shown is allocated between Class A shares and Class B shares based upon (1) the proportionate number of shares issued and outstanding as of the end of the period, and (2) the per share dividend rights of the two classes under the Company's Restated Certificate of Incorporation (the Class B dividend per share is equal to one-half the Class A dividend per share).

	Three Months Ended September 30,
	2017		2016
	Class A	Class B	Class A	Class B
	(In thousands except per share amounts)

Numerator for Basic and Diluted Earnings Per Share:
Net income	$21,813		33,736
Dividends - Class A shares	—		—
Dividends - Class B shares	—		—

Undistributed income	$21,813		33,736

Allocation of net income:
Dividends	$—	—	—	—
Allocation of undistributed income	21,196	617	32,782	954

Net income	$21,196	617	32,782	954

Denominator:
Basic earnings per share - weighted-average shares	3,436	200	3,436	200
Effect of dilutive stock options	—	—	—	—

Diluted earnings per share - adjusted weighted-average shares for assumed conversions	3,436	200	3,436	200

Basic Earnings Per Share	$6.17	3.08	9.54	4.77

Diluted Earnings Per Share	$6.17	3.08	9.54	4.77

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended September 30,
	2017		2016
	Class A	Class B	Class A	Class B
	(In thousands except per share amounts)

Numerator for Basic and Diluted Earnings Per Share:
Net income	$70,834		77,280
Dividends - Class A shares	—		—
Dividends - Class B shares	—		—

Undistributed income	$70,834		77,280

Allocation of net income:
Dividends	$—	—	—	—
Allocation of undistributed income	68,831	2,003	75,095	2,185

Net income	$68,831	2,003	75,095	2,185

Denominator:
Basic earnings per share - weighted-average shares	3,436	200	3,436	200
Effect of dilutive stock options	—	—	—	—

Diluted earnings per share - adjusted weighted-average shares for assumed conversions	3,436	200	3,436	200

Basic Earnings Per Share	$20.03	10.02	21.85	10.93

Diluted Earnings Per Share	$20.03	10.02	21.85	10.93

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(5)	PENSION AND OTHER POSTRETIREMENT PLANS

(A)	Defined Benefit Pension Plans

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)

Service cost	$27	26	81	79
Interest cost	240	250	718	750
Expected return on plan assets	(306)	(304)	(920)	(912)
Amortization of prior service cost	—	—	—	—
Amortization of net loss	159	193	477	579

Net periodic benefit cost	$120	165	356	496

The service cost shown above for each period represents plan expenses expected to be paid out of plan assets. Under the clarified rules of the Pension Protection Act, plan expenses paid from plan assets are to be included in the plan's service cost component.

The company's minimum required contribution for the 2017 plan year is $0.2 million. There was no remaining contribution payable for the 2016 plan year as of September 30, 2017. As of September 30, 2017, the company had contributed a total of $0.0 million to the plan for the 2017 plan year.

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

The following table summarizes the components of net periodic benefit costs for the nonqualified defined benefit plans.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)

Service cost	$204	109	612	327
Interest cost	347	265	1,041	794
Amortization of prior service cost	15	15	45	45
Amortization of net loss	818	501	2,455	1,503

Net periodic benefit cost	$1,384	890	4,153	2,669

The company expects to contribute $2.0 million to these plans in 2017.  As of September 30, 2017, the company has contributed $1.6 million to the plans.

(B)	Defined Benefit Postretirement Healthcare Plans

National Western sponsors two healthcare plans to provide postretirement benefits to certain fully-vested individuals.  The following table summarizes the components of net periodic benefit costs.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)

Interest cost	$35	30	104	90
Amortization of prior service cost	25	26	77	78
Amortization of net loss	10	—	31	—

Net periodic benefit cost	$70	56	212	168

The company expects to contribute minimal amounts to the plan in 2017.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(6)	SEGMENT AND OTHER OPERATING INFORMATION

The Company defines its reportable operating segments as domestic life insurance, international life insurance, and annuities. These segments are organized based on product types and geographic marketing areas.  A summary of segment information as of September 30, 2017 and December 31, 2016 for the Condensed Consolidated Balance Sheet items and for the three and nine months ended September 30, 2017 and September 30, 2016 for the Condensed Consolidated Statement of Earnings is provided below.

Condensed Consolidated Balance Sheet Items:

	September 30, 2017
	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
			(In thousands)

Deferred policy acquisition costs and sales inducements	$95,894	254,150	598,234	—	948,278
Total segment assets	1,071,664	1,238,990	9,306,527	309,197	11,926,378
Future policy benefits	909,407	904,097	8,178,265	—	9,991,769
Other policyholder liabilities	14,441	14,635	107,996	—	137,072

	December 31, 2016
	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
			(In thousands)

Deferred policy acquisition costs and sales inducements	$90,485	243,106	648,714	—	982,305
Total segment assets	971,990	1,232,648	9,193,980	298,481	11,697,099
Future policy benefits	830,460	919,380	8,109,255	—	9,859,095
Other policyholder liabilities	13,998	10,528	118,865	—	143,391

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Condensed Consolidated Statement of Earnings:

	Three Months Ended September 30, 2017
	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
			(In thousands)

Premiums and contract revenues	$9,907	30,353	5,293	—	45,553
Net investment income	17,385	15,711	114,123	4,472	151,691
Other revenues	11	26	26	4,609	4,672

Total revenues	27,303	46,090	119,442	9,081	201,916

Life and other policy benefits	3,483	8,437	9,095	—	21,015
Amortization of deferred policy acquisition costs	2,517	(21,585)	37,790	—	18,722
Universal life and annuity contract interest	14,119	9,112	84,568	—	107,799
Other operating expenses	4,086	5,661	8,714	4,135	22,596
Federal income taxes (benefit)	1,061	15,473	(7,007)	1,792	11,319

Total expenses	25,266	17,098	133,160	5,927	181,451

Segment earnings (loss)	$2,037	28,992	(13,718)	3,154	20,465

	Nine Months Ended September 30, 2017
	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
			(In thousands)

Premiums and contract revenues	$27,822	91,563	16,583	—	135,968
Net investment income	51,998	48,581	346,031	19,435	466,045
Other revenues	30	73	90	13,521	13,714

Total revenues	79,850	140,217	362,704	32,956	615,727

Life and other policy benefits	13,850	19,399	25,377	—	58,626
Amortization of deferred acquisition costs	8,300	(7,874)	85,566	—	85,992
Universal life and annuity contract interest	41,576	36,871	221,415	—	299,862
Other operating expenses	13,975	18,846	28,588	12,622	74,031
Federal income taxes (benefit)	740	25,125	605	7,001	33,471

Total expenses	78,441	92,367	361,551	19,623	551,982

Segment earnings (loss)	$1,409	47,850	1,153	13,333	63,745

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended September 30, 2016
	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
			(In thousands)

Premiums and contract revenues	$8,507	31,066	5,391	—	44,964
Net investment income	12,294	12,763	97,384	4,540	126,981
Other revenues	7	10	139	4,320	4,476

Total revenues	20,808	43,839	102,914	8,860	176,421

Life and other policy benefits	5,338	5,038	7,054	—	17,430
Amortization of deferred acquisition costs	(4,331)	7,296	21,430	—	24,395
Universal life and annuity contract interest	9,795	11,287	46,694	—	67,776
Other operating expenses	4,847	6,691	7,526	4,531	23,595
Federal income taxes (benefit)	1,667	3,591	6,549	1,209	13,016

Total expenses	17,316	33,903	89,253	5,740	146,212

Segment earnings (loss)	$3,492	9,936	13,661	3,120	30,209

	Nine Months Ended September 30, 2016
	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
			(In thousands)

Premiums and contract revenues	$24,814	95,291	17,407	—	137,512
Net investment income	28,011	30,203	261,579	15,939	335,732
Other revenues	37	50	145	13,818	14,050

Total revenues	52,862	125,544	279,131	29,757	487,294

Life and other policy benefits	13,629	14,789	20,153	—	48,571
Amortization of deferred acquisition costs	989	11,720	75,872	—	88,581
Universal life and annuity contract interest	20,855	19,643	139,094	—	179,592
Other operating expenses	11,745	17,867	23,044	13,650	66,306
Federal income taxes (benefit)	1,833	19,977	6,808	5,229	33,847

Total expenses	49,051	83,996	264,971	18,879	416,897

Segment earnings (loss)	$3,811	41,548	14,160	10,878	70,397

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Reconciliations of segment information to the Company's Condensed Consolidated Financial Statements are provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)

Premiums and Other Revenues:
Premiums and contract revenues	$45,553	44,964	135,968	137,512
Net investment income	151,691	126,981	466,045	335,732
Other revenues	4,672	4,476	13,714	14,050
Realized gains (losses) on investments	2,074	5,426	10,906	10,589

Total condensed consolidated premiums and other revenues	$203,990	181,847	626,633	497,883

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)

Federal Income Taxes:
Total segment Federal income taxes	$11,319	13,016	33,471	33,847
Taxes on realized gains (losses) on investments	726	1,899	3,817	3,706

Total condensed consolidated Federal income taxes	$12,045	14,915	37,288	37,553

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)

Net Earnings:
Total segment earnings	$20,465	30,209	63,745	70,397
Realized gains (losses) on investments, net of taxes	1,348	3,527	7,089	6,883

Total condensed consolidated net earnings	$21,813	33,736	70,834	77,280

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	September 30,	December 31,
	2017	2016
	(In thousands)

Assets:
Total segment assets	$11,926,378	11,697,099
Other unallocated assets	211,913	197,882

Total condensed consolidated assets	$12,138,291	11,894,981

(7)	SHARE-BASED PAYMENTS

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

Directors of the Company are eligible to receive RSUs under the Incentive Plan. As shown in the table below, during the nine months ended September 30, 2017 and 2016, the Company granted RSUs to directors based upon the closing market price per Class A common share at the time of the grant. Unlike RSUs granted to officers, the RSUs granted to directors vest one year from the date of grant. They are payable in cash at the vesting date equal to the closing price of the Company's Class A common share at that time.

The following table shows all grants issued to officers and directors for the three and nine months ended September 30, 2017 and 2016. These grants were made based upon closing market price per Class A common share at the grant date.

Three Months Ended
	September 30, 2017		September 30, 2016
	Officer	Director	Officer	Director

SARs	—	—	—	—
RSUs	—	—	—	—
PSUs	—	—	—	—

	Nine Months Ended
	September 30, 2017		September 30, 2016
	Officer	Director	Officer	Director

SARs	11,715	—	14,643	—
RSUs	2,725	1,660	3,661	2,563
PSUs	4,526	—	5,727	—

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company uses the current fair value method to measure compensation cost for awards granted under the share-based plans. As of September 30, 2017 and 2016, the liability balance was $16.6 million and $6.4 million, respectively. A summary of shares available for grant and related activity is detailed below.

		Options Outstanding
	Shares Available For Grant	Shares	Weighted- Average Exercise Price

Stock Options:
Balance at January 1, 2017	291,000	19,268	$240.47
Exercised	—	(250)	$255.13
Forfeited	—	—	$—
Expired	—	—	$—
Stock options granted	—	—	$—

Balance at September 30, 2017	291,000	19,018	$240.28

	Liability Awards
	SAR	RSU	PSU

Balance at January 1, 2017	77,178	6,029	5,426
Exercised	(1,862)	(2,563)	—
Forfeited	(400)	(238)	—
Granted	11,715	4,385	4,526

Balance at September 30, 2017	86,631	7,613	9,952

Stock options, SARs, and RSUs shown as forfeited in the above tables represent vested and unvested awards not exercised by plan participants prior to their termination from the Company. Forfeited stock options, if any, are not shown as being added back to the "Shares Available For Grant" balance as they were awarded under the 1995 Plan which was terminated during calendar year 2010.

The total intrinsic value of shared-based compensation exercised was $1.0 million and $0.1 million for the nine months ended September 30, 2017 and 2016, respectively. The total share-based compensation paid during the period was $1.0 million and $0.1 million for the nine months ended September 30, 2017 and 2016, respectively. The total fair value of stock options and SARs vested during the nine months ended September 30, 2017 and 2016 was $0.6 million and $0.3 million, respectively. For the nine months ended September 30, 2017 and 2016, the total cash received from the exercise of stock options under the Plans was $0.0 million and $0.0 million, respectively.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes information about stock options and SARs outstanding at September 30, 2017.

	Options/SARs Outstanding
	Number Outstanding	Weighted- Average Remaining Contractual Life	Number Exercisable

Exercise prices:
255.13 (options)	13,018	0.5 years	13,018
208.05 (options)	6,000	0.6 years	6,000
114.64 (SARs)	11,900	1.3 years	11,900
132.56 (SARs)	21,968	4.0 years	13,962
210.22 (SARs)	28,050	6.1 years	6,850
216.48 (SARs)	12,998	8.4 years	3,962
311.16 (SARs)	11,512	9.4 years	—
310.55 (SARs)	203	9.6 years	—

Totals	105,649		55,692

Aggregate intrinsic value (in thousands)	$15,670		$9,354

The aggregate intrinsic value in the table above is based on the closing Class A stock price of $349.00 per share on September 30, 2017.

The stock options shown above with exercise prices of $255.13 and $208.05 have remaining contractual lives of less than one year each. The option holders for these respective grants have until the end of the contractual life, April 18, 2018 and June 20, 2018, respectively, to exercise these holdings or otherwise forfeit the option grants held.

In estimating the fair value of the share-based awards outstanding at September 30, 2017 and December 31, 2016, the Company employed the Black-Scholes option pricing model with assumptions detailed below.

	September 30, 2017	December 31, 2016

Expected term of options	0.5 to 9.6 years	1.3 to 9.1 years
Expected volatility weighted-average	23.52%	23.83%
Expected dividend yield	0.10%	0.12%
Risk-free rate weighted-average	1.60%	1.03%

The Company reviewed the contractual term relative to the options as well as perceived future behavior patterns of exercise.  Volatility is based on the Company’s historical volatility over the expected term of the option’s expected exercise date.

The pre-tax compensation cost/(benefit) recognized in the financial statements related to these plans was $1.3 million and $5.6 million for the three and nine months ended September 30, 2017 and $1.7 million and $(1.1) million for the three and nine months ended September 30, 2016, respectively. The related tax expense/(benefit) recognized was $(0.5) million and $(2.0) million for the three and nine months ended September 30, 2017 and $(0.6) million and $0.4 million for the three and nine months ended September 30, 2016, respectively.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of September 30, 2017, the total compensation cost related to nonvested share based awards not yet recognized was $5.9 million.  This amount is expected to be recognized over a weighted-average period of 1.3 years.  The Company recognizes compensation cost over the graded vesting periods.

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

On October 26, 2011 the Brazilian Superintendence of Private Insurance (“SUSEP”) attempted to serve National Western with a subpoena regarding an administrative proceeding initiated by SUSEP in which it alleged that National Western was operating as an insurance company in Brazil without due authorization. National Western had been informed that SUSEP was attempting to impose a penal fine, based on currency exchange rates at that time, of approximately $6.0 billion on the company.  SUSEP unsuccessfully attempted to serve National Western with notice regarding this matter.  National Western does not transact business in Brazil and has no officers, employees, property, or assets in Brazil. National Western believes that SUSEP has no jurisdiction over the company, that SUSEP's attempts at service of process were invalid, and that any penal fine would be unenforceable.  In addition, due to a new law recently enacted in Brazil the penal fine has been limited to 3 million reais (approximately $960,000). For the reasons described above, the Company does not believe that this matter meets the definition of a material pending legal proceeding as such term is defined in Item 103 of Regulation S-K but has included the foregoing description solely due to the purported amount of the fine sought at that time. Despite SUSEP's lack of jurisdiction over National Western and absence of National Western officers, employees, property, or assets in Brazil, SUSEP affirmed its imposition of a penal fine against National Western, but in the reduced amount of 3 million reais (approximately $960,000). In light of the substantial reduction in the proposed penal fine by SUSEP, during the fourth quarter of 2016 National Western paid the penal fine in the reduced amount under protest and thereby retained its rights to seek judicial review in Brazil of the merits of the SUSEP charges. In consideration of these developments, National Western ceased accepting new applications in the fourth quarter of 2015 from residents in Brazil.

National Western was the named defendant in the case of Damaris Maldonado Vinas, et al. vs. National Western Life Insurance, in which the plaintiffs, after National Western had paid the death benefits to the beneficiary (Francisco Iglesias-Alvarez) upon the annuitant’s (Carlos Iglesias-Alvarez) death, sought to annul two annuity policies issued by National Western at the behest of Carlos Iglesias-Alvarez and which named Francisco Iglesias-Alvarez as their beneficiary.  On March 31, 2016, the United States District Court for the District of Puerto Rico (the “Court”) issued its Opinion and Order on the pending Motions for Summary Judgment submitted by the parties, and therein denied National Western’s motion and granted plaintiffs’ motion voiding the two annuities and requesting a refund of the premiums paid ($2.9 million).  National Western vigorously defended the case and believes that the Court’s Opinion and Order is contrary to applicable law.  As such, National Western filed a Motion for Reconsideration of Opinion and Order and Corresponding Judgment with the Court on April 27, 2016, which the Court denied on May 5, 2016. National Western filed a Notice of Appeal on June 10, 2016, filed its Appeal Brief on September 12, 2016, and oral arguments with the U.S. Court of Appeals for the First Circuit were held on March 9, 2017. On June 29, 2017, the Court of Appeals vacated the district court's judgment and remanded to the district court to determine whether it is nevertheless equitable for the case to proceed without Francisco Iglesias-Alvarez. Plaintiffs filed a Motion in Support of Determination in Equity and Good Conscience That Action Should Proceed Among Existing Parties Under Fed.R.Civ.P. 19(B) on September 14, 2017, and National Western filed its Opposition to Plaintiff’s Motion on October 27, 2017.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On September 28, 2017, a purported shareholder derivative lawsuit was filed in the 122nd District Court of Galveston County, State of Texas entitled Robert L. Moody, Jr. derivatively on behalf of National Western Life Insurance Company and National Western Life Group, Inc. v. Ross Rankin Moody, et al., naming certain current and former directors and current officers as defendants.  The complaint alleges that the defendants breached their fiduciary duties in the conduct of their duties as board members by failing to act (i) on an informed basis and (ii) in good faith or with the honest belief that their actions were in the best interests of the Company.  The complaint seeks an undetermined amount of damages, attorneys’ fees and costs, and equitable relief, including the removal of the Company’s Chairman and Chief Executive Officer and other board members and/or officers of the Company.  The Company believes that the claims in the complaint are baseless and without merit, will vigorously defend this lawsuit, and will seek reimbursement of all legal costs and expenses from plaintiff.  The Company believes, based on information currently available, that the final outcome of this lawsuit will not have a material adverse effect on the Company’s business, results of operations, or consolidated financial position. The companies and directors filed their respective Pleas to the Jurisdiction contesting the plaintiff's standing to even pursue this action, along with their Answers, on October 27, 2017.
Although there can be no assurances, at the present time, the Company does not anticipate that the ultimate liability arising from such other potential, pending, or threatened legal actions will have a material adverse effect on the financial condition or operating results of the Company.
Separately, in 2015, Brazilian authorities commenced an investigation into possible violations of Brazilian criminal law in connection with the issuance of National Western insurance policies to Brazilian residents, and in assistance of such investigation a Commissioner appointed by the U.S. District Court for the Western District of Texas issued a subpoena upon the Company to provide information relating to such possible violations. No conclusion can be drawn at this time as to its outcome or how such outcome may impact the Company’s business, results of operations, or financial condition. National Western is cooperating with the relevant governmental authorities in regard to this matter.
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

The Company had $14.9 million commitments to fund new loans and $1.4 million in commitments to extend credit relating to existing loans at September 30, 2017. The Company evaluates each customer's creditworthiness on a case-by-case basis.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(9)	INVESTMENTS

(A)	Investment Gains and Losses

The table below presents realized investment gains and losses, excluding impairment losses, for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)

Available for sale debt securities:
Realized gains on disposal	$1,529	1,773	4,137	2,455
Realized losses on disposal	—	(23)	—	(29)
Held to maturity debt securities:
Realized gains on disposal	555	3,278	4,059	4,764
Realized losses on disposal	—	(3)	(34)	(109)
Equity securities realized gains (losses)	(10)	401	87	607
Real estate gains (losses)	—	—	2,657	2,901

Totals	$2,074	5,426	10,906	10,589

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company uses the specific identification method in computing realized gains and losses. For the three months ended September 30, 2017 and 2016 the percentage of gains on bonds due to the call of securities was 100.0% and 95.0%, respectively. For the nine months ended September 30, 2017 and 2016 the percentage of gains on bonds due to the call of securities was 88.0% and 87.0%, respectively. This includes calls out of the Company's available for sale portfolio of debt securities.

The table below presents net impairment losses recognized in earnings for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)

Total other-than-temporary impairment gains (losses) on debt securities	$26	27	69	80
Portion of loss (gain) recognized in comprehensive income	(26)	(27)	(69)	(80)

Net impairment losses on debt securities recognized in earnings	—	—	—	—
Equity securities impairments	—	—	—	—

Totals	$—	—	—	—

The table below presents a roll forward of credit losses on securities for which the Company also recorded non-credit other-than-temporary impairments in other comprehensive loss.

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017	Year Ended December 31, 2016
	(In thousands)

Beginning balance, cumulative credit losses related to other-than-temporary impairments	$1,440	1,440	2,278
Reductions for securities sold during current period	—	—	(838)
Additions for credit losses not previously recognized in other-than-temporary impairments	—	—	—

Ending balance, cumulative credit losses related to other-than-temporary impairments	$1,440	1,440	1,440

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(B)	Debt and Equity Securities

The table below presents amortized costs and fair values of securities held to maturity at September 30, 2017.

	Securities Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
U.S. Treasury	$1,336	205	—	1,541
States and political subdivisions	455,435	21,927	(723)	476,639
Public utilities	1,109,167	37,863	(489)	1,146,541
Corporate	4,397,029	146,802	(7,402)	4,536,429
Residential mortgage-backed	1,293,507	38,274	(3,922)	1,327,859
Home equity	7,377	1,305	—	8,682
Manufactured housing	1,144	87	—	1,231

Totals	$7,264,995	246,463	(12,536)	7,498,922

The table below presents amortized costs and fair values of securities available for sale at September 30, 2017.

	Securities Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
States and political subdivisions	$577	9	—	586
Foreign governments	9,962	451	—	10,413
Public utilities	103,908	4,864	—	108,772
Corporate	2,783,263	98,637	(8,125)	2,873,775
Residential mortgage-backed	21,790	1,693	(69)	23,414
Home equity	8,287	380	—	8,667
Manufactured housing	—	—	—	—
	2,927,787	106,034	(8,194)	3,025,627

Equity securities	14,807	5,371	(202)	19,976

Totals	$2,942,594	111,405	(8,396)	3,045,603

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

The Company does not consider securities to be other-than-temporarily impaired when the market decline is attributable to factors such as interest rate movements, market volatility, liquidity, spread widening and credit quality and when recovery of all amounts due under the contractual terms of the security is anticipated. Based on the review and the Company's ability and intent not to sell these securities until maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2017. The Company will monitor the investment portfolio for future changes in issuer facts and circumstances that could result in future impairments beyond those currently identified.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the three and nine months ended September 30, 2017, the Company recorded no other-than-temporary impairment on debt and equity securities.

Unrealized losses for securities held to maturity and securities available for sale decreased during the first nine months of 2017 primarily due to the downward movement in market interest rates during this period (which increases the market price of debt securities).

The following table shows the gross unrealized losses and fair values of the Company's held to maturity investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at September 30, 2017.

	Securities Held to Maturity
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
States and political subdivisions	$39,659	(723)	—	—	39,659	(723)
Public utilities	41,567	(489)	—	—	41,567	(489)
Corporate	456,605	(5,863)	104,355	(1,539)	560,960	(7,402)
Residential mortgage-backed	220,414	(3,556)	9,036	(366)	229,450	(3,922)

Total temporarily impaired securities	$758,245	(10,631)	113,391	(1,905)	871,636	(12,536)

The following table shows the gross unrealized losses and fair values of the Company's available for sale investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at September 30, 2017.

	Securities Available for Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
States and political subdivisions	$—	—	—	—	—	—
Public utilities	—	—	—	—	—	—
Corporate	350,939	(6,120)	57,034	(2,005)	407,973	(8,125)
Residential mortgage-backed	1,371	(14)	1,115	(55)	2,486	(69)
	352,310	(6,134)	58,149	(2,060)	410,459	(8,194)

Equity securities	940	(128)	375	(74)	1,315	(202)

Total temporarily impaired securities	$353,250	(6,262)	58,524	(2,134)	411,774	(8,396)

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Debt securities. The gross unrealized losses for debt securities are made up of 168 individual issues, or 12.7% of the total debt securities held by the Company at September 30, 2017. The market value of these bonds as a percent of amortized cost approximates 98.4%. Of the 168 securities, 28, or 16.7%, fall in the 12 months or greater aging category; and 163 were rated investment grade at September 30, 2017.

Equity securities.  The gross unrealized losses for equity securities are made up of 26 individual issues at September 30, 2017.  These holdings are reviewed quarterly for impairment.

The amortized cost and fair value of investments in debt securities at September 30, 2017, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Debt Securities Available for Sale		Debt Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Due in 1 year or less	$107,418	109,701	327,702	334,140
Due after 1 year through 5 years	1,134,227	1,193,059	2,165,828	2,270,603
Due after 5 years through 10 years	1,604,862	1,638,814	3,103,155	3,174,126
Due after 10 years	51,203	51,972	366,282	382,281
	2,897,710	2,993,546	5,962,967	6,161,150

Mortgage and asset-backed securities	30,077	32,081	1,302,028	1,337,772

Total	$2,927,787	3,025,627	7,264,995	7,498,922

(C)	Transfer of Securities

During the three and nine months ended September 30, 2017 the Company made no transfers from the held to maturity category to securities available for sale.

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

Loans in foreclosure, loans considered impaired or loans past due 90 days or more are placed on a non-accrual status. If a mortgage loan is determined to be on non-accrual status, the mortgage loan does not accrue any revenue into the Condensed Consolidated Statements of Earnings. The loan is independently monitored and evaluated as to potential impairment or foreclosure. If delinquent payments are made and the loan is brought current, then the Company returns the loan to active status and accrues income accordingly. The Company had no mortgage loans past due 90 days or more at September 30, 2017 or 2016 and as a result all interest income was recognized at September 30, 2017 and 2016.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table represents the mortgage loan portfolio by loan-to-value ratio.

	September 30, 2017		December 31, 2016
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Loan-to-Value Ratio (1):
Less than 50%	$80,202	42.4	$54,783	31.3
50% to 60%	27,630	14.6	12,946	7.4
60% to 70%	64,253	33.9	76,959	43.9
70% to 80%	4,657	2.5	6,192	3.5
80% to 90%	6,999	3.7	18,688	10.7
Greater than 90%	5,532	2.9	5,616	3.2
Gross balance	189,273	100.0	175,184	100.0

Allowance for possible losses	(650)	(0.3)	(650)	(0.4)

Totals	$188,623	99.7	$174,534	99.6

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

The following table represents the mortgage loan allowance.

	September 30, 2017	December 31, 2016
	(In thousands)

Balance, beginning of period	$650	650
Provision	—	—
Releases	—	—

Balance, end of period	$650	650

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company's direct investments in real estate are not a significant portion of its total investment portfolio and totaled approximately $31.3 million and $31.8 million at September 30, 2017 and December 31, 2016, respectively. The Company recognized operating income on real estate properties of approximately $2.1 million and $2.0 million for the first nine months of 2017 and 2016, respectively.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables set forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of the date indicated:

	September 30, 2017
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale	$3,025,627	—	3,025,627	—
Equity securities, available for sale	19,976	19,976	—	—
Derivatives, index options	163,536	—	—	163,536

Total assets	$3,209,139	19,976	3,025,627	163,536

Policyholder account balances (a)	$175,221	—	—	175,221
Other liabilities (b)	16,641	—	—	16,641

Total liabilities	$191,862	—	—	191,862

During the three and nine months ended September 30, 2017, the Company had no transfers into or out of Levels 1, 2 or 3.

	December 31, 2016
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale	$3,042,050	—	3,042,050	—
Equity securities, available for sale	18,313	18,313	—	—
Derivatives, index options	120,644	—	—	120,644

Total assets	$3,181,007	18,313	3,042,050	120,644

Policyholder account balances (a)	$122,666	—	—	122,666
Other liabilities (b)	12,027	—	—	12,027

Total liabilities	$134,693	—	—	134,693

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present, by pricing source and fair value hierarchy level, the Company’s assets that are measured at fair value on a recurring basis:

	September 30, 2017
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale:
Priced by third-party vendors	$3,025,627	—	3,025,627	—
Priced internally	—	—	—	—
Subtotal	3,025,627	—	3,025,627	—

Equity securities, available for sale:
Priced by third-party vendors	19,976	19,976	—	—
Priced internally	—	—	—	—
Subtotal	19,976	19,976	—	—

Derivatives, index options:
Priced by third-party vendors	163,536	—	—	163,536
Priced internally	—	—	—	—
Subtotal	163,536	—	—	163,536

Total	$3,209,139	19,976	3,025,627	163,536

Percent of total	100.0%	0.6%	94.3%	5.1%

	December 31, 2016
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale:
Priced by third-party vendors	$3,042,050	—	3,042,050	—
Priced internally	—	—	—	—
Subtotal	3,042,050	—	3,042,050	—

Equity securities, available for sale:
Priced by third-party vendors	18,313	18,313	—	—
Priced internally	—	—	—	—
Subtotal	18,313	18,313	—	—

Derivatives, index options:
Priced by third-party vendors	120,644	—	—	120,644
Priced internally	—	—	—	—
Subtotal	120,644	—	—	120,644

Total	$3,181,007	18,313	3,042,050	120,644

Percent of total	100.0%	0.6%	95.6%	3.8%

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide additional information about fair value measurements for which significant unobservable (Level 3) inputs were utilized to determine fair value.

	For the Three Months Ended September 30, 2017
	Debt Securities, Available for Sale	Equity Securities, Available for Sale	Derivatives, Index Options	Total Assets	Other Liabilities
	(In thousands)

Balance at July 1, 2017	$—	—	149,341	149,341	173,356
Total realized and unrealized gains (losses):
Included in net income	—	—	45,130	45,130	48,927
Purchases, sales, issuances and settlements, net:
Purchases	—	—	19,847	19,847	19,847
Sales	—	—	—	—	—
Issuances	—	—	—	—	531
Settlements	—	—	(50,782)	(50,782)	(50,799)
Transfers into (out of) Level 3	—	—	—	—	—

Balance at end of period	$—	—	163,536	163,536	191,862

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period:
Net investment income	$—	—	16,436	16,436	—
Benefits and expenses	—	—	—	—	17,195

Total	$—	—	16,436	16,436	17,195

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended September 30, 2017
	Debt Securities, Available for Sale	Equity Securities, Available for Sale	Derivatives, Index Options	Total Assets	Other Liabilities
	(In thousands)

Beginning balance, January 1, 2017	$—	—	120,644	120,644	134,693
Total realized and unrealized gains (losses):
Included in net income	—	—	138,552	138,552	152,569
Purchases, sales, issuances and settlements, net:
Purchases	—	—	55,226	55,226	55,226
Sales	—	—	—	—
Issuances	—	—	—	—	1,275
Settlements	—	—	(150,886)	(150,886)	(151,901)
Transfers into (out of) Level 3	—	—	—	—	—

Balance at end of period	$—	—	163,536	163,536	191,862

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period:
Net investment income	$—	—	83,540	83,540	—
Other operating expenses	—	—	—	—	87,894

Total	$—	—	83,540	83,540	87,894

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended September 30, 2016
	Debt Securities, Available for Sale	Equity Securities, Available for Sale	Derivatives, Index Options	Total Assets	Other Liabilities
	(In thousands)

Beginning balance, January 1, 2016	$—	—	38,409	38,409	66,028
Total realized and unrealized gains (losses):
Included in net income	—	—	8,307	8,307	(7,691)
Purchases, sales, issuances and settlements, net:
Purchases	—	—	56,387	56,387	56,387
Sales	—	—	—	—	—
Issuances	—	—	—	—	921
Settlements	—	—	(13,006)	(13,006)	(13,116)
Transfers into (out of) Level 3	—	—	—	—	—

Balance at end of period	$—	—	90,097	90,097	102,529

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

The following table presents the valuation method for financial assets and liabilities categorized as level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

	September 30, 2017
	Fair Value	Valuation Technique	Unobservable Input
	(In thousands)

Derivatives, index options	$163,536	Broker prices	Implied volatility
			Inputs from broker proprietary models

Total assets	$163,536

Policyholder account balances	$175,221	Deterministic cash flow model	Projected option cost
Other liabilities	16,641	Black-Scholes model	Expected term
			Forfeiture assumptions

Total liabilities	$191,862

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The carrying amounts and fair values of the Company's financial instruments are as follows:

	September 30, 2017
			Fair Value Hierarchy Level
	Carrying Values	Fair Values	Level 1	Level 2	Level 3
	(In thousands)
ASSETS
Investments in debt and equity securities:
Securities held to maturity	$7,264,995	7,498,922	—	7,498,922	—
Securities available for sale	3,045,603	3,045,603	19,976	3,025,627	—

Cash and cash equivalents	170,560	170,560	170,560	—	—
Mortgage loans	188,623	189,739	—	—	189,739
Policy loans	57,466	102,536	—	—	102,536
Other loans	9,786	10,091	—	—	10,091
Derivatives, index options	163,536	163,536	—	—	163,536
Short-term investments	—	—	—	—	—
Life interest in Trust	7,550	12,775	—	—	12,775

LIABILITIES
Deferred annuity contracts	$7,806,058	7,418,285	—	—	7,418,285
Immediate annuity and supplemental contracts	439,440	469,348	—	—	469,348

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

The tables below present the fair value of derivative instruments as of September 30, 2017 and December 31, 2016, respectively.

	September 30, 2017
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments

Equity index options	Derivatives, Index Options	$163,536

Fixed-index products			Universal Life and Annuity Contracts	$175,221

Total		$163,536		$175,221

	December 31, 2016
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments

Equity index options	Derivatives, Index Options	$120,644

Fixed-index products			Universal Life and Annuity Contracts	$122,666

Total		$120,644		$122,666

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents the effect of derivative instruments in the Condensed Consolidated Statements of Earnings for the three months ended September 30, 2017 and 2016.

		September 30, 2017	September 30, 2016
Derivatives Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized In Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		(In thousands)

Equity index options	Net investment income	$45,131	19,114

Fixed-index products	Universal life and annuity contract interest	(48,168)	(12,194)

		$(3,037)	6,920

The table below presents the effect of derivative instruments in the Condensed Consolidated Statements of Earnings for the nine months ended September 30, 2017 and 2016.

		September 30, 2017	September 30, 2016
Derivatives Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized In Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		(In thousands)

Equity index options	Net investment income	$138,552	8,307

Fixed-index products	Universal life and annuity contract interest	(148,214)	5,645

		$(9,662)	13,952

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

Management's discussion and analysis of the financial condition and results of operations (“MD&A”) of National Western Life Group, Inc. for the three and nine months ended September 30, 2017 follows. Where appropriate, discussion specific to the insurance operations of National Western Life Insurance Company is denoted by "National Western" or "company". This discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related notes beginning on page 3 of this report and with the 2016 Annual Report filed on Form 10-K with the SEC.

Overview

National Western provides life insurance products on a global basis for the savings and protection needs of policyholders and annuity contracts for the asset accumulation and retirement needs of contract holders, both domestic and international residents. The company accepts funds from policyholders or contract-holders and establishes a liability representing future obligations to pay the policy or contract-holders and their beneficiaries.  To ensure the company will be able to pay these future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed income securities.

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

The Company monitors these factors continually as key business indicators. The discussion that follows in this Item 2 includes these indicators and presents information useful to an overall understanding of the Company's business performance for the nine months ended September 30, 2017, incorporating required disclosures in accordance with the rules and regulations of the Securities and Exchange Commission.

Insurance Operations - Domestic

National Western is currently licensed to do business in all states and the District of Columbia except for New York. Products marketed are annuities, universal life insurance, fixed-index universal life, and traditional life insurance, which include both term and whole life products. The company's domestic sales have historically been more heavily weighted toward annuity products, which include single and flexible premium deferred annuities, single premium immediate annuities, and fixed-index annuities. Most of these annuities can be sold either as tax qualified or nonqualified products. Presently, 99% of National Western's life premium sales come from single premium life products. At September 30, 2017, the company maintained approximately 133,600 annuity contracts in force and 50,500 domestic life insurance policies in force representing $3.1 billion in face amount of coverage.

National Western markets and distributes its domestic products primarily through independent national marketing organizations ("NMOs"). These NMOs assist the company in recruiting, contracting, and managing independent agents. The company's agents are independent contractors who are compensated on a commission basis. The company currently has approximately 27,950 domestic independent agents contracted.

During the third quarter of 2017, the company hired a new chief marketing officer over domestic marketing who has initiated new marketing and distribution strategies to include general agents, banks, broker/dealers, and wirehouses. As part of these new initiatives, the company will be expanding its presence into domestic multicultural markets. These distribution strategies aim to increase and balance sales between single and recurring premium life products.

Insurance Operations - International

The company does not conduct business or maintain offices or employees in any other country, but it does accept applications at its home office in Austin, Texas, and issues policies from there to non-U.S. residents. The company's international clientèle consists mainly of foreign nationals in upper socioeconomic classes. Insurance products are issued currently to residents of countries primarily in South America and the Caribbean based upon applications received in the company's home office. The company ceased accepting applications from Russian-speaking residents in Eastern Europe and Asia during the first half of 2017. Issuing policies to residents of countries in these different regions provides diversification that helps to minimize large fluctuations that could arise due to various economic, political, and competitive pressures that may occur from one country to another. Products issued to international residents are almost entirely universal life and traditional life insurance products. However, certain annuity and investment contracts are also available. At September 30, 2017, the company had approximately 61,400 international life insurance policies in force representing approximately $16.8 billion in face amount of coverage.

International applications are submitted by independent contractor consultants and broker-agents. The company has approximately 2,150 independent international consultants and brokers currently contracted.

There are some inherent risks of accepting international applications, which are not present within the domestic market, that are reduced substantially by the company in several ways. As previously described, National Western accepts applications from foreign nationals in upper socioeconomic classes who have substantial financial resources. This customer base coupled with the company's conservative underwriting practices have historically resulted in claims experience due to natural causes, similar to that in the United States. The company minimizes exposure to foreign currency risks by requiring payment of premiums, claims and other benefits entirely in United States dollars (except for a small block of business in Haiti whose policies are denominated in Haitian gourdes). National Western's fifty plus years of experience with the international products and its longstanding independent consultant and broker-agent relationships further serve to minimize risks.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)

International:
Universal life	$755	590	1,482	1,785
Traditional life	479	416	1,452	1,396
Equity-index life	1,580	2,143	4,997	6,744

	2,814	3,149	7,931	9,925
Domestic:
Universal life	8	22	18	32
Traditional life	20	32	78	89
Equity-index life	4,431	4,309	13,263	12,287

	4,459	4,363	13,359	12,408

Totals	$7,273	7,512	21,290	22,333

Life insurance sales, as measured by annualized first year premiums, decreased 3% in the third quarter of 2017 as compared to the third quarter of 2016. By market segment, the domestic life insurance line of business increased 2% while the international life insurance line of business posted an 11% decrease from the comparable results of the third quarter of 2016. For the nine months ended September 30, 2017, total life sales decreased 5% from 2016 levels as domestic life insurance sales expanded 8% during this period and international life insurance sales decreased 20%. Increasing domestic life insurance business has been a focal point of company management.

The company's domestic operations life insurance product portfolio includes single premium universal life ("SPUL") and equity-index universal life ("EIUL") products as well as hybrids of the EIUL and SPUL products, combining features of these core products. Equity-index universal life products continue to be the predominant product sold in the domestic life market. Most of these sales are single premium mode products (one year, five year, or ten year) designed for transferring accumulated wealth tax efficiently into life insurance policies with limited underwriting due to lesser net insurance amounts at risk (face amount of the insurance policy less cash premium contributed). These products were designed and implemented several years ago targeting the accumulated savings of the Baby Boomer segment of the population entering their retirement years. The wealth transfer life products have been valuable offerings for the company's distributors as evidenced by comprising 99% of total domestic life sales in the first nine months of 2017.

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

Applications submitted from residents of Latin America have historically comprised the majority of the company's international life insurance sales. This distribution has become more pronounced in the past couple of years as the company ceased accepting applications from residents in various other geographic locations as described below. The company's mix of international sales by geographic region is as follows:

	Nine Months Ended September 30,
	2017	2016

Percentage of International Sales:
Latin America	99.2%	95.9%
Eastern Europe/Asia	0.8	4.1

Totals	100.0%	100.0%

Year-to-date, the company has accepted new business from residents outside of the United States with Venezuela (25%), Peru (18%), Chile (15%), and Ecuador (14%) comprising the regions with contributions of 10% or more of total international sales.

As previously disclosed in prior SEC filings, the Brazilian Superintendence of Private Insurance ("SUSEP") attempted to serve National Western in 2011 with a subpoena regarding an administrative proceeding initiated by SUSEP in which it alleged the company was operating as an insurance company in Brazil without due authorization. While the company believes that SUSEP has no jurisdiction over the company, SUSEP affirmed its imposition of a penal fine against National Western, but in a reduced amount of 3 million reais (approximately $960,000). In light of the substantial reduction in the proposed penal fine by SUSEP, National Western paid the penal fine in the reduced amount in the fourth quarter of 2016 under protest and thereby retained its rights to seek judicial review in Brazil of the merits of the SUSEP charges. In light of these developments, the company ceased accepting new applications from residents in Brazil in the fourth quarter of 2015. Additionally, after careful consideration of various factors, including segment performance and the volume of application submissions, the company ceased accepting applications from residents in certain other countries in Central America and the Pacific Rim during that same time period.

The average new policy face amounts since 2011 are as shown in the following table.

	Average New Policy Face Amount
	Domestic	International

Year ended December 31, 2011	178,500	363,600
Year ended December 31, 2012	254,900	380,200
Year ended December 31, 2013	286,000	384,000
Year ended December 31, 2014	286,600	382,600
Year ended December 31, 2015	274,500	342,500
Year ended December 31, 2016	308,700	336,500
Nine months ended September 30, 2017	307,200	311,600

The company's efforts are directed toward maintaining its competitive advantages in accepting applications from upper socio-economic residents of international countries and to its wealth transfer strategies for domestic life sales. In both of these strategies the company's portfolio of fixed-index (equity indexed) life insurance products plays an important role. Fixed-index life products accounted for 86% of total life sales in the first nine months of 2017, as compared to 85% for the same period in 2016.

The table below sets forth information regarding National Western's life insurance in force for each date presented.

	Insurance In Force as of
	September 30,
	2017	2016
	($ in thousands)

Universal life:
Number of policies	41,070	44,940
Face amounts	$4,271,900	5,064,620

Traditional life:
Number of policies	32,570	34,330
Face amounts	$3,459,330	3,490,930

Fixed-index life:
Number of policies	38,300	38,850
Face amounts	$9,104,030	9,462,720

Rider face amounts	$3,043,010	3,046,760

Total life insurance:
Number of policies	111,940	118,120
Face amounts	$19,878,270	21,065,030

At September 30, 2017, the company’s face amount of life insurance in force was comprised of $16.8 billion from the international line of business and $3.1 billion from the domestic line of business. At September 30, 2016, these amounts were $18.0 billion and $3.0 billion for the international and domestic lines of business, respectively.

Annuities

The following table sets forth information regarding the company's annuity sales activity as measured by single and annualized first year premiums. Similar to life insurance sales, these figures are considered a non-GAAP financial measure but are shown in accordance with industry practice and depict National Western's sales productivity.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)

Fixed-index annuities	$147,966	156,297	420,757	498,186
Other deferred annuities	3,057	4,671	14,517	27,075
Immediate annuities	1,789	807	2,871	3,198

Totals	$152,812	161,775	438,145	528,459

The company's mix of annuity sales has historically shifted with interest rate levels and the relative performance of the equity market. With the decline in interest rates subsequent to the subprime crisis, sales of fixed-index products have become proportionately greater generally accounting for 90% or more of all annuity sales the past several years. During the first nine months of 2017, this percentage exceeded 96% reflecting the ongoing bull market run in equities since bottoming out in 2009. For all fixed-index products, the company purchases over the counter call options to hedge the equity return feature. The options are purchased relative to the issuance of the annuity contracts in such a manner to minimize timing risk. Generally, the index return during the indexing period (if the underlying index increases) becomes a component in a formula (set forth in the annuity), the result of which is credited as interest to contract holders electing the index formula crediting method at the beginning of the indexing period. The formula result can never be less than zero with these products. The company does not deliberately mismatch or under hedge for the equity feature of the products. Fixed-index products also provide the contract holder the alternative to elect a fixed interest rate crediting option.

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

The decrease in annuity sales in 2017 relative to the prior year reflects the impact of two regulatory changes. The first is the Department of Labor's "fiduciary rule" on standards for retirement investment advice which has affected insurance carriers, marketing organizations and agents as each develop strategies for future product sales under this standard. The uncertainty associated with the timing and ultimate requirements of the rule has served to decrease activity for annuity sales involving qualified funds during the current year. The second change occurred late in 2016 when the state of California mandated more restrictive annuity product features for policies sold in the state. This required the company to refile products complying with the new standards for state approval. As of the date of this filing, California regulators have yet to process and approve the company's product filings.

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

The following table sets forth information regarding annuities in force for each date presented.

	Annuities In Force as of
	September 30,
	2017	2016
	($ in thousands)

Fixed-index annuities
Number of policies	75,070	73,930
GAAP annuity reserves	$5,909,871	5,666,087

Other deferred annuities
Number of policies	44,620	47,780
GAAP annuity reserves	$1,804,826	1,958,672

Immediate annuities
Number of policies	13,940	14,400
GAAP annuity reserves	$369,188	368,724

Total annuities
Number of policies	133,630	136,110
GAAP annuity reserves	$8,083,885	7,993,483

Impact of Recent Business Environment

The Company's business is generally aided by an economic environment experiencing growth, whether moderate or vibrant, characterized by metrics which indicate improving employment data and increases in personal income. Central banks in the United States, Europe, and Japan are currently contemplating how to unwind the years of large asset purchases used to prop up capital markets. These policies, intended to be temporary in order to stabilize the financial system, are on the verge of being unwound as a favorable combination of growth and inflation has pervaded the U.S. and global economies. The prospect of U.S. corporate tax reform may cause a pick-up in economic growth stemming from desired changes in the tax code.

As noted previously, regulatory actions have recently been an impediment to life insurers. This past week the Department of Labor (DOL) filed a rule with the Office of Management and Budget for an additional 18-month delay of the DOL's fiduciary rule from January 1, 2018 until July 1, 2019. As proposed, the rule is extending the applicability of the Best Interest Contract Exemption (BIC) and the Class Exemption for Principal Transactions (PTE) 84-24. Concerns have been raised by various parties that the DOL rule could disrupt the marketplace, increase costs for retirement savers, and eliminate access for middle- and lower-income workers to individualized retirement planning services. Observers are hopeful that the DOL and the SEC can reach a consensus on a uniform standard that protects investors as well their access to affordable, quality advice, products and services. It is uncertain what effect, if any, the extension, and any ultimate changes to the DOL's fiduciary rule, will have on the Company's business.

With regard to the credit market, industry analysts and observers generally agree that a sudden jump in interest rate levels, while presently a highly unlikely scenario, would be harmful to life insurers with interest-sensitive products as it could provide an impetus for abnormal levels of product surrenders and withdrawals at the same time fixed debt securities held by insurers declined in market value. Currently, the consensus view of the Federal Reserve's course of action is predicated on the thesis that the U.S. economy is in a position to absorb a series of interest rate hikes without impeding ongoing economic growth. A progression of carefully measured increases in interest rates would be beneficial to financial service institutions, including life insurance companies. It is uncertain what direction and at what pace interest rate movements may occur in the future and what impact, if any, such movements would have on the Company's business, results of operations, cash flows or financial condition.

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

Consolidated Operations

Revenues.  The following details Company revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)

Universal life and annuity contract charges	$40,268	40,333	122,329	123,791
Traditional life premiums	5,285	4,631	13,639	13,721
Net investment income (excluding derivatives)	106,560	107,867	327,493	327,425
Other revenues	4,672	4,476	13,714	14,050

Operating revenues	156,785	157,307	477,175	478,987
Derivative gain (loss)	45,131	19,114	138,552	8,307
Net realized investment gains (losses)	2,074	5,426	10,906	10,589

Total revenues	$203,990	181,847	626,633	497,883

Universal life and annuity contract charges - Revenues for universal life and annuity contracts were marginally lower for the first nine months in 2017 compared to 2016. Revenues for universal life and annuity products consist of policy charges for the cost of insurance, administration charges, and surrender charges assessed against policyholder account balances, less reinsurance premiums, as shown in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)

Contract Revenues:
Cost of insurance and administrative charges	$33,915	33,335	100,823	99,624
Surrender charges	10,114	11,348	33,682	34,955
Other charges	(171)	(187)	(131)	1,131
Gross contract revenues	43,858	44,496	134,374	135,710

Reinsurance premiums	(3,590)	(4,163)	(12,045)	(11,919)

Net contract revenues	$40,268	40,333	122,329	123,791

Cost of insurance charges typically trend with the size of the life insurance block in force and the amount of new business issued during the period. Life insurance in force during the nine months ended September 30, 2017 averaged approximately $20.3 billion while for the same period of 2016 it averaged $21.5 billion. Countering the decline in insurance in force, the company implemented higher cost of insurance charges on international life insurance products during the second quarter of 2016. Accordingly, for the three months ended September 30, 2017, cost of insurance charges increased to $26.9 million from $26.5 million at September 30, 2016, and for the nine months ended September 30, 2017, cost of insurance charges increased to $80.6 million from $79.2 million at September 30, 2016. In addition to the increase in international cost of insurance charges, the increase reflects larger domestic face amounts of insurance being added to the in force block of business, which produce higher contract charges per policy, replacing smaller face amounts terminated through death, surrender or lapsation. Administrative charges pertaining to new business issued declined marginally to $20.3 million for the nine months ended September 30, 2017 versus $20.5 million for the nine months ended September 30, 2016 due to a lower number of international life insurance policies issued.

Surrender charges assessed against policyholder account balances upon withdrawal remained relatively level in the first nine months of 2017 versus the comparable prior year period. While the company earns surrender charge income that is assessed upon policy terminations, the company's overall profitability is enhanced when policies remain in force and additional contract revenues are realized and the company continues to make an interest rate spread equivalent to the difference it earns on its investment and the amount that it credits to policyholders. In the first nine months of 2017, lapse rates on domestic life insurance policies were better than the prior year while lapse rates for international life insurance and annuity policies increased somewhat. The increase in the international life insurance lapse rate most noticeably came from the countries from which National Western ceased accepting applications from residents in the fourth quarter of 2015. Surrender charge income recognized is also dependent upon the duration of policies at the time of surrender (i.e. later duration policy surrenders having a lower surrender charge assessed and earlier duration surrenders having a higher surrender charge).

Traditional life premiums - Traditional life premiums were slightly lower in the three and nine months ended September 30, 2017 compared to the same periods in 2016 reflecting a slight decrease in sales during the first nine months of 2017 and the lapsation of international life insurance policies noted above. Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period. The company's life insurance sales focus has historically been primarily centered around universal life products, although additional term products have been added to the company's portfolio recently. Universal life products, especially the company's equity indexed universal life products which offer the opportunity for consumers to acquire life insurance protection and receive credited interest linked in part to an outside market index, have been more popular product offerings in the company's markets representing 93% of new life insurance sales for 2017 thus far.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)

Gross investment income:
Debt and equities	$101,664	103,650	307,540	312,833
Mortgage loans	2,645	2,070	8,333	5,576
Policy loans	885	868	2,638	2,732
Short-term investments	339	252	585	507
Other invested assets	1,408	1,318	9,363	6,594

Total investment income	106,941	108,158	328,459	328,242
Less: investment expenses	381	291	966	817

Net investment income (excluding derivatives)	106,560	107,867	327,493	327,425
Derivative gain (loss)	45,131	19,114	138,552	8,307

Net investment income	$151,691	126,981	466,045	335,732

For the nine months ended September 30, 2017, debt and equity securities generated approximately 94% of total net investment income, excluding derivative gain (loss). The Company's strategy is to invest substantially all of its cash flows in fixed debt securities consistent with its guidelines for credit quality, duration, and diversification. The lower level of investment income from debt and equity securities through the third quarter of 2017 versus 2016, reflects higher yielding debt securities maturing or being called by borrowers and being replaced with lower yielding securities in the current interest rate environment. In addition, investment yields on new bond purchases during the first nine months of 2017 approximated 3.57% remaining below the portfolio's weighted average yield.

Mortgage loan investment income for the nine months ended September 30, 2017 increased significantly over the comparable period in 2016 reflecting increased loan origination activity beginning in 2016. The portfolio balance increased from $108.3 million at December 31, 2015 to $174.5 million at December 31, 2016 as the Company identified this as an area of investment focus. The mortgage loan portfolio balance further increased to $188.6 million at September 30, 2017 reflecting ongoing loan origination efforts during the period. During the nine months ended September 30, 2017 the Company originated new mortgage loans in the amount of $38.2 million compared to $55.8 million in the comparable period of 2016.

Other invested asset investment income increased during the first nine months of 2017 as various profit participation loans paid out during the period. These loans, generally underwritten in conjunction with an underlying mortgage loan, enhance the Company's returns on its lending due the opportunity to participate in profit generation from the supporting venture.

In order to evaluate underlying profitability and results from ongoing operations, net investment income performance is analyzed excluding derivative gain (loss), which is a common practice in the insurance industry.  Net investment income and average invested assets shown below includes cash and cash equivalents. Net investment income performance is summarized as follows:

	Nine Months Ended September 30,
	2017	2016
	(In thousands)

Excluding derivatives:
Net investment income	$327,493	327,425
Average invested assets, at amortized cost	$10,580,953	10,407,898
Annual yield on average invested assets	4.13%	4.19%

Including derivatives:
Net investment income	$466,045	335,732
Average invested assets, at amortized cost	$10,723,043	10,472,151
Annual yield on average invested assets	5.79%	4.27%

The yield on average invested assets, excluding derivatives, declined slightly from 2016. Yields obtained on new fixed maturity debt securities investments during the first nine months of 2017 were below the total weighted average yield. During 2016, the average yield on bond purchases to fund insurance operations was 3.38% representing a 1.54% spread over treasury rates. Insurance operation bond purchases through the third quarter of 2017 had a higher average yield of 3.57%; however, spreads decreased to 1.20% over treasury rates during this period while treasury rates increased.

The bond yield rates during both 2016 and 2017 are below the weighted average bond portfolio rate which was slightly less than 4.02% at September 30, 2017. The weighted average quality of new purchases during the first nine months of the current year was "A-" which was slightly higher than the overall "BBB+" quality rating of purchases during 2016. The composite duration of purchases during the first nine months of 2017 was approximately the same as that for 2016 purchases. The Company's general investment strategy is to purchase securities with maturity dates approximating ten years in the future. Accordingly, an appropriate measure for benchmarking the direction of interest rate levels for the Company's debt security purchases is the ten year treasury bond rate. After ending 2016 at a rate of 2.45%, the daily closing yield of the ten year treasury bond ranged from a low of approximately 2.05% to a high of roughly 2.60% during the first nine months of 2017, and ended the third calendar quarter at 2.33%.

The pattern in average invested asset yield, including derivatives, incorporates increases and decreases in the fair value of index options purchased by the company to support its fixed-index products. Fair values of the purchased call options increased during the 2017 and the 2016 periods, substantially more in the 2017 period compared to the 2016 period, corresponding to the movement in equity market indices in these time frames. Refer to the derivatives discussion below for a more detailed explanation of these instruments.

Other revenues - Other revenues primarily pertain to the Company's two nursing home operations in Reno, Nevada and San Marcos, Texas. Revenues associated with these operations were $13.5 million and $13.5 million for the nine months ended September 30, 2017 and 2016, respectively. Level nursing home revenues reflect stable census figures at the facilities thus far in 2017 and a steady mix of payor sources by patient types.

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

Gains and losses from index options are substantially due to changes in equity market conditions. Index options are intended to act as hedges to match the returns on the product's underlying reference index and the rise or decline in the index relative to the index level at the time of the option purchase which causes option values to likewise rise or decline. As income from index options fluctuates with the underlying index, the contract interest expense to policyholder accounts for the company's fixed-index products also fluctuates in a similar manner and direction. For the three and nine months ended September 30, 2017, the reference indices increased and the Company recorded an overall gain from index options as shown below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)

Derivatives:
Unrealized gain (loss)	$13,197	32,821	44,053	60,121
Realized gain (loss)	31,934	(13,707)	94,499	(51,814)

Total gain (loss) included in net investment income	$45,131	19,114	138,552	8,307

Total contract interest	$107,799	67,776	299,862	179,592

The economic impact of option performance in the Company's financial statements is not generally determined by the option gain or loss included in net investment income as there is a corresponding amount recorded in the contract interest expense line. The Company's profitability with respect to these options is largely dependent upon the purchase cost of the option remaining within the financial budget for acquiring options embedded in the product pricing. Option prices vary with interest rates, volatility, and dividend yields among other things. As option prices vary, the Company manages for the variability by making offsetting adjustments to product caps, participation rates, and management fees. For the periods shown, the Company's option costs have been within the product pricing budgets.

The financial statement investment spread, the difference between investment income and interest credited to contractholders, is subject to variations from option performance during any given period. For example, many of the company's equity-index annuity products provide for the collection of asset management fees. These asset management fees are assessed when returns on expiring options are positive, and they are collected prior to passing any additional returns above the assessed management fees to the policy contractholders. During periods of positive returns, the collected asset management fees serve to increase the financial statement investment spread by increasing option realized gains more than interest credited to policy contractholders. Asset management fees collected in the first nine months of 2017 were approximately $20.9 million more than in the first nine months of 2016. Of this amount, approximately $5.0 million of the increase occurred in the quarter ended September 30, 2017.

Net realized investment gains (losses) - Realized gains on investments in 2017 primarily resulted from bond calls and sales. The net gains reported for the nine months ended September 30, 2017 consisted of gross gains of $11.0 million offset by gross losses of $0.1 million. Included in the gross gains is approximately $2.3 million realized during the second quarter from a partial sale of home office land property to the Texas Department of Transportation (TxDOT) to be used in the construction of roadway expansion. The net gains reported for the nine months ended September 30, 2016 consisted of gross gains of $10.0 million offset by gross losses of $0.1 million. No other-than-temporary credit impairment losses were recorded during the nine months ended September 30, 2017 and 2016.

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

Benefits and Expenses.  The following table details benefits and expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)

Life and other policy benefits	$21,015	17,430	58,626	48,571
Amortization of deferred policy acquisition costs	18,722	24,395	85,992	88,581
Universal life and annuity contract interest	107,799	67,776	299,862	179,592
Other operating expenses	22,596	23,595	74,031	66,306

Totals	$170,132	133,196	518,511	383,050

Life and other policy benefits - Death claim benefits, the largest component of policy benefits, increased to $33.3 million in the first nine months of 2017 compared to $25.9 million for the first nine months of 2016. For the three months ended September 30, 2017 and 2016, death claim benefits were $12.3 million and $8.0 million, respectively. Death claim amounts are generally subject to variation from period to period. For the first nine months of 2017, the number of life insurance claims declined 8% from the comparable period in 2016. However, the distribution of claims was skewed toward higher dollar policies within the company's net retention limit of $500,000 per life resulting in a higher average dollar per claim. The company's overall mortality experience has generally been consistent with or better than its product pricing assumptions.

Life and other policy benefits also includes reserve changes associated with the company's withdrawal benefit rider (WBR), a popular rider to its equity-indexed annuity products. During the second quarter of 2016, as part of the unlocking of deferred policy acquisition costs, the company recorded a prospective unlocking adjustment which reduced WBR reserves by $3.1 million and decreased life and other policy benefits by a like amount for the nine months ended September 30, 2016.

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

The following table identifies the effects of unlocking adjustments on DPAC balances recorded through amortization expense separate from recurring amortization expense components for the three and nine months ended September 30, 2017 and 2016.

Amortization of DPAC	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)

Unlocking adjustments	$(12,935)	(8,170)	(11,856)	(11,790)
Other amortization components	31,657	32,565	97,848	100,371

Totals	$18,722	24,395	85,992	88,581

During the quarter ended September 30, 2017, the company unlocked the DPAC balances associated with its International Life insurance and Annuity segments the effect of which was to increase DPAC balances by $12.9 million (and reduce amortization expense). The International Life insurance DPAC balance was unlocked for favorable mortality, lower than expected lapses from disengaged countries, and the implementation of an interest crediting clawback on certain universal life policies. The Annuity DPAC balance was unlocked for crediting rate spreads and surrender/annuitization assumptions. Earlier in 2017, the company unlocked the interest crediting rate spread on three of its equity-indexed universal life products in its Domestic and International life insurance segments during the second quarter of 2017. The effect of the prospective unlocking was to decrease the DPAC balance by $1.1 million with a corresponding increase to amortization expense.

In the quarter and nine months ended September 30, 2016, the company unlocked the DPAC balance associated with its Domestic Life insurance segment for favorable mortality. The effect of the prospective unlocking was to increase DPAC balances by $8.2 million (and decrease amortization expense). During the second quarter of 2016, the company unlocked the DPAC balance associated with its International Life insurance segment for favorable mortality, increased cost of insurance charges that had been implemented, and higher lapse assumptions for policies associated with residents in "disengaged countries" (countries which the company ceased accepting applications from residents during 2015). The effect of the prospective unlocking was to increase DPAC balances by $7.3 million (and decrease amortization expense). At the same time, the company also unlocked the DPAC balance for its Annuity segment for surrender and annuitization rates on its indexed, single tier, and two tier annuities. The effect of this prospective unlocking was to decrease DPAC balances by $3.7 million (and increase amortization expense). Accordingly, the net effect during the second quarter of 2016 for the unlockings was a $3.6 million increase to the DPAC balance and decrease to amortization expense.

The Company is required to evaluate its emergence of profits continually and management believes that the current amortization patterns of deferred policy acquisition costs, incorporating these unlocking adjustments, are reflective of actual experience. It is the company's intent going forward to annually perform any necessary DPAC balance unlockings in the third calendar quarter of the year.

As the DPAC balance is an asset on the Company's Condensed Consolidated Balance Sheet, generally accepted accounting principles (GAAP) provide for an earned interest return on the unamortized balance each period. The earned interest serves to increase the DPAC balance and reduce other amortization component expense. The rate at which the DPAC balance earns interest is the average credited interest rate on the company's universal life and annuity policies in force, including credited interest on equity-index policies. During the three and nine months ended September 30, 2017 the company's crediting rates have increased compared to comparable prior year periods due to higher equity-index credits and the amount of earned interest on DPAC balances has therefore increased serving to offset other amortization component expense.

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

The company's approximated average credited rates through the first nine months, excluding and including fixed-index (derivative) products, were as follows:

	September 30,		September 30,
	2017	2016	2017	2016
	(Excluding fixed-index products)		(Including fixed-index products)

Annuity	2.20%	2.32%	3.57%	1.94%
Interest sensitive life	3.42%	3.62%	6.83%	3.90%

Contract interest reported in the financial statements also encompasses the performance of the index options associated with the company's fixed-index products. As previously noted, the market value changes of these derivative features resulted in net realized and unrealized gains/(losses) of $138.6 million and $8.3 million being included in net investment income for the nine months ended September 30, 2017 and 2016, respectively. These positive returns similarly increase the average credited rates for the periods shown above.

Generally, the impact of the market value change of index options on asset values aligns closely with the movement of the embedded derivative liability held for the company's fixed-index products such that the net effect upon pretax earnings is negligible (i.e. net realized and unrealized gains/(losses) included in net investment income approximate the change in contract interest associated with the corresponding embedded derivative liability change). However, other aspects of the embedded derivatives can cause deviations to occur between the change in index option asset values included in net investment income and the change in the embedded derivative liability included in contract interest. Many of the company's fixed-index products provide for the collection of asset management fees. These fees are collected when realized gains on index options occur and are deducted from indexed interest credited to policyholders. During the three months ended September 30, 2017 and 2016, asset management fees collected were $7.5 million and $2.5 million, respectively. These collected fees serve to enhance the company's interest spread. For the nine months ended September 30, 2017 and 2016, asset management fees collected were $24.3 million and $3.5 million, respectively.

Accounting rules require the embedded derivative liability to include a projection of asset management fees estimated to be collected in the next year. The change in this projection, plus or minus, is included in contract interest for the period being reported on. In the three month periods ended September 30, 2017 and 2016, contract interest was increased $1.5 million and decreased $(5.9) million, respectively, for these projection changes. In the nine month periods ended September 30, 2017 and 2016, contract interest was increased $5.0 million and decreased $(11.9) million, respectively, for this occurrence.

Contract interest expense also includes reserve changes for immediate annuities, two tier annuities, excess death benefit reserves, excess annuitization, and amortization of deferred sales inducement balances. These expense items are offset by policy charges assessed for policies with the withdrawal benefit rider. Collectively, the changes in these items also impact contract interest expense and the financial statement interest spread. For the three and nine month periods ended September 30, 2017, the changes in these items increased financial statement interest spread by $1.5 million and $6.0 million, respectively, relative to the comparable periods in 2016.

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

As part of the DPAC unlocking discussed previously for the Annuity segment, the company also unlocked its deferred sales inducement balance during the three and nine months ended September 30, 2017 which decreased the deferred sales inducement balance by $4.3 million (and increased contract interest expense). During the nine months ended September 30, 2016, the company also unlocked its deferred sales inducement balance associated with its annuity segment for surrender and annuitization rate changes with the effect of this prospective unlocking decreasing the deferred sales inducement balance by $1.7 million (and increasing contract interest expense).

As part of these unlockings in 2017 and 2016, in addition to the changes in the DPAC and deferred sales inducement balances, net benefit reserves for the international universal life and deferred annuities (two tier) product lines were increased. The net amount of the reserve increase from these adjustments were $9.0 million and $5.8 million in the nine months ended September 30, 2017 and 2016, respectively. These reserve changes increased the contract interest charge for each period. For the three months ended September 30, 2017 and 2016, the reserve changes from these adjustments were $9.4 million and $(0.3) million, respectively.

Other operating expenses - Other operating expenses consist of general administrative expenses, licenses and fees, commissions not subject to deferral, nursing home expenses and compensation costs. These expenses for the three and nine months ended September 30, 2017 and 2016 are summarized in the table that follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)

General insurance expenses	$6,497	7,661	23,782	25,447
Nursing home expenses	4,135	4,531	12,622	13,650
Compensation expenses	7,140	6,909	22,203	14,063
Commission expenses	2,854	3,043	8,149	8,480
Taxes, licenses and fees	1,970	1,451	7,275	4,666

Totals	$22,596	23,595	74,031	66,306

General insurance expenses include provisions for litigation and other settlement payments made in lieu of litigation. As discussed in the Legal Proceedings section of the footnotes to the Condensed Consolidated Financial Statements, the Company charged $2.9 million against earnings in the first quarter of 2016 related to litigation involving an annuity contract matter in Puerto Rico. In aggregate, general insurance expenses for the nine months ended September 30, 2017 are slightly higher than the prior year period (excluding this litigation charge) due to increases in 2017 for real estate expense from the new home office building acquired in December 2016, incremental amortization from the company's deployment of its proprietary policy administration system, and employee benefit plan liability increases.

Compensation expenses include share-based compensation costs related to outstanding vested and nonvested stock options and SARs, restricted stock units (RSUs) and performance share units (PSUs). The related share-based compensation costs move in tandem not only with the number of awards outstanding but also with the movement in the market price of the Company's Class A common stock as a result of marking the stock options, SARs, and RSUs to fair value under the liability method of accounting. Consequently, the related expense amount varies positive or negative in any given period. The Company's Class A common share price increased from $205.37 at September 30, 2016 to $310.80 at the end of 2016. During the first nine months of 2017, the Company's closing stock price further increased to $349.00 at September 30, 2017. For the three months ended September 30, 2017 share-based compensation expense was $1.3 million while for the comparable period in 2016 share-based compensation expense was $1.7 million. For the nine months ended September 30, 2017 share-based compensation was $5.6 million versus $(1.1) million in the same period for 2016.

Taxes, licenses and fees include premium taxes and licensing fees paid to state insurance departments, guaranty fund assessments, the company portion of social security and Medicare taxes, real estate taxes, state income taxes, and other state and municipal taxes. State income taxes are generally determined by apportioning the company's federal taxable income based upon premiums generated from a particular state as a percentage of total premiums. Federal taxable income is principally derived from the company's statutory financial results. Through the first nine months of 2017, the company's statutory earnings are significantly higher causing estimated state income tax payments to be correspondingly higher. In the nine months ended September 30, 2017 and 2016, taxes, licenses and fees include state income tax expense of $1.9 million and $0.4 million, respectively. In addition, included in the nine months ended September 30, 2017, is $0.8 million for real estate tax expense pertaining to the new home office facility acquired in December of 2016.

Federal Income Taxes. Federal income taxes on earnings from operations reflect an effective tax rate of 34.5% for the nine months ended September 30, 2017 compared to 32.7% for the nine months ended September 30, 2016. The Company's effective tax rate is typically lower than the Federal rate of 35% due to tax-exempt investment income related to municipal securities and dividends-received deductions on income from stocks.

Segment Operations

Summary of Segment Earnings

A summary of segment earnings for the three and nine months ended September 30, 2017 and 2016 is provided below. The segment earnings exclude realized gains and losses on investments, net of taxes.

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
	(In thousands)

Segment earnings (losses):
Three months ended:
September 30, 2017	$2,037	28,992	(13,718)	3,154	20,465
September 30, 2016	$3,492	9,936	13,661	3,120	30,209

Nine months ended:
September 30, 2017	$1,409	47,850	1,153	13,333	63,745
September 30, 2016	$3,811	41,548	14,160	10,878	70,397

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)

Premiums and contract revenues:
Premiums and contract charges	$9,907	8,507	27,822	24,814
Net investment income	17,385	12,294	51,998	28,011
Other revenues	11	7	30	37

Total revenues	27,303	20,808	79,850	52,862

Benefits and expenses:
Life and other policy benefits	3,483	5,338	13,850	13,629
Amortization of deferred policy acquisition costs	2,517	(4,331)	8,300	989
Universal life insurance contract interest	14,119	9,795	41,576	20,855
Other operating expenses	4,086	4,847	13,975	11,745

Total benefits and expenses	24,205	15,649	77,701	47,218

Segment earnings (loss) before Federal income taxes	3,098	5,159	2,149	5,644
Provision (benefit) for Federal income taxes	1,061	1,667	740	1,833

Segment earnings (loss)	$2,037	3,492	1,409	3,811

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)

Universal life insurance revenues	$10,373	9,384	30,656	26,909
Traditional life insurance premiums	1,793	1,161	3,761	3,825
Reinsurance premiums	(2,259)	(2,038)	(6,595)	(5,920)

Totals	$9,907	8,507	27,822	24,814

The company's domestic life insurance in force in terms of policy count has been declining for some time. The pace of new policies issued has lagged the number of policies terminated from death or surrender by roughly a two-to-one rate over the past several years causing a declining level of insurance in force from which contract charge revenue is received. Consequently, the number of domestic life insurance policies in force has declined from 54,300 at December 31, 2015 to 51,600 at December 31, 2016, and to 50,500 at September 30, 2017.

Universal life insurance revenues are also generated with the issuance of new business based upon amounts per application and percentages of the face amount (volume) of insurance issued. The number of domestic life policies issued in the first nine months of 2017 was 10% higher than in the comparable period for 2016 and the volume of insurance issued was 8% more than that in 2016. Universal life insurance revenues also include surrender charge income realized on terminating policies and, in the case of domestic universal life, amortization into income of the premium load on single premium policies which the company began deferring in 2013.

Premiums collected on universal life products are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings in accordance with GAAP.  Actual domestic universal life premiums collected are detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)

Universal life insurance:
First year and single premiums	$30,170	30,373	92,495	85,915
Renewal premiums	5,166	5,135	15,297	15,481

Totals	$35,336	35,508	107,792	101,396

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

A detail of net investment income for domestic life insurance operations is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)

Net investment income (excluding derivatives)	$9,353	8,329	27,675	25,093
Derivative gain (loss)	8,032	3,965	24,323	2,918

Net investment income	$17,385	12,294	51,998	28,011

Life and policy benefits for a smaller block of business are subject to variation from quarter to quarter. Claim activity during the first nine months of 2017 was in line with historical trends and was slightly lower compared to the same period for 2016. The number of incurred claims during the first nine months of 2017 decreased 10% compared to the first nine months of 2016 while the average net claim amount increased to $27,000 from $24,000. The low face amount per claim reflects the older block of domestic life insurance policies sold which were final expense type products (i.e. purchased to cover funeral costs). The increase in the average net claim amount reflects claims from more recent policy sales (single premium wealth transfer products) which have much higher face amounts of insurance coverage per policy. The company's overall mortality experience for this segment has been better than pricing assumptions.

As noted previously in the discussion of Results of Operations, the company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience with the adjustment reflected in current period amortization expense. To the extent required, the company may also record unlocking adjustments to DPAC balances. The following table identifies the effects of unlocking adjustments on domestic life insurance DPAC balances recorded through amortization expense separate from recurring amortization expense components for the three and nine months ended September 30, 2017 and 2016.

Amortization of DPAC	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)

Unlocking adjustments	$—	(8,170)	795	(8,170)
Other amortization components	2,517	3,839	7,505	9,159

Totals	$2,517	(4,331)	8,300	989

The company unlocked the interest crediting rate spread on two of its equity-indexed universal life products during the first nine months of 2017. The effect of the prospective unlocking was to decrease the DPAC balance by $(0.8) million with a corresponding increase to amortization expense. In the three and nine months ended September 30, 2016, the company unlocked its DPAC balance for this segment for favorable mortality. The effect of the prospective unlocking was to increase DPAC balances by $8.2 million (and decrease amortization expense).

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

A comparative analysis of results of operations for the company's international life insurance segment is detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$30,353	31,066	91,563	95,291
Net investment income	15,711	12,763	48,581	30,203
Other revenues	26	10	73	50

Total revenues	46,090	43,839	140,217	125,544

Benefits and expenses:
Life and other policy benefits	8,437	5,038	19,399	14,789
Amortization of deferred policy acquisition costs	(21,585)	7,296	(7,874)	11,720
Universal life insurance and annuity contract interest	9,112	11,287	36,871	19,643
Other operating expenses	5,661	6,691	18,846	17,867

Total benefits and expenses	1,625	30,312	67,242	64,019

Segment earnings (losses) before Federal income taxes	44,465	13,527	72,975	61,525
Provision (benefit) for Federal income taxes	15,473	3,591	25,125	19,977

Segment earnings (loss)	$28,992	9,936	47,850	41,548

As with domestic life operations, revenues from the international life insurance segment include both premiums on traditional type products and contract revenues from universal life insurance. A comparative detail of premiums and contract revenues is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)

Universal life insurance revenues	$28,190	29,687	87,134	91,359
Traditional life insurance premiums	3,494	3,470	9,879	9,896
Reinsurance premiums	(1,331)	(2,091)	(5,450)	(5,964)

Totals	$30,353	31,066	91,563	95,291

In general, universal life revenues and operating earnings are anticipated to emerge with growth in the amount of life insurance in force. The volume of insurance in force contracted from $19.0 billion at December 31, 2015 to $17.9 billion at December 31, 2016 and further decreased to $16.8 billion at September 30, 2017. Universal life insurance revenues are also generated with the issuance of new business based upon amounts per application and percentages of the face amount (volume) of insurance issued. The number of international life policies issued in the first nine months of 2017 was 14% lower than in the first nine months of 2016 while the volume of insurance issued was 18% less than that issued in 2016 during the same period.

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

	Amount in $'s	Annualized Termination Rate
	(millions)

Volume In Force Terminations
Nine months ended September 30, 2017	1,823.6	12.9%
Year ended December 31, 2016	2,340.6	11.6%
Year ended December 31, 2015	2,659.1	12.3%
Year ended December 31, 2014	1,825.5	8.4%
Year ended December 31, 2013	1,838.5	8.6%
Year ended December 31, 2012	1,828.4	8.7%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)

Universal life insurance:
First year and single premiums	$3,983	5,578	11,367	14,679
Renewal premiums	22,204	23,393	64,392	69,903

Totals	$26,187	28,971	75,759	84,582

National Western's most popular international products have been its fixed-index universal life products in which the policyholder can elect to have the interest rate credited to their policy account values linked in part to the performance of an outside equity index. Included in the totals in the above table are collected premiums for fixed-index universal life products of approximately $47.9 million and $50.2 million for the first nine months of 2017 and 2016, respectively. The decline in renewal premiums during 2017 compared to 2016 corresponds with the increased termination activity discussed above.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)

Net investment income (excluding derivatives)	$8,837	9,221	26,863	27,738
Derivative gain (loss)	6,874	3,542	21,718	2,465

Net investment income	$15,711	12,763	48,581	30,203

For liability purposes, the embedded option in the company's policyholder obligations for this feature is bifurcated and reserved for separately. Accordingly, the impact for the embedded derivative component in the equity-index universal life product is reflected in the contract interest expense for each respective period.

Life and policy benefits primarily consist of death claims on policies. National Western's clientèle for international products are generally wealthy individuals with access to U.S. dollars and quality medical care. Consequently, the amounts of coverage purchased have historically tended to be larger amounts than those for domestic life insurance. In the year ended December 31, 2016, the average face amount of insurance purchased was $336,500, and in the first nine months of 2017, the average was slightly lower at $311,600. While life and policy benefit expense for the international life segment reflects the larger policies purchased, mortality due to natural causes is comparable to that in the United States. The company's maximum risk exposure per insured life is capped at $500,000 through reinsurance. The average international life net claim amount in the first nine months of 2017 increased to $159,000 from $140,000 in the first nine months of 2016.

The company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking adjustments on international life insurance DPAC balances recorded through amortization expense separate from recurring amortization expense components for the three and nine months ended September 30, 2017 and 2016.

Amortization of DPAC	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)

Unlocking adjustments	$(28,016)	—	(27,731)	(7,270)
Other amortization components	6,431	7,296	19,857	18,990

Totals	$(21,585)	7,296	(7,874)	11,720

In the three and nine months ended September 30, 2017, the company unlocked its DPAC balance for favorable mortality, lower than expected lapses from disengaged countries, and the implementation of an interest crediting clawback on certain universal life policies. The effect of the prospective unlocking was to increase the DPAC balance by $28.0 million (and decrease amortization expense). During the second quarter of 2017, the company unlocked the interest crediting rate spread on one of its international equity-indexed universal life products the effect of which was to decrease the DPAC balance by $0.3 million with a corresponding increase to amortization expense.

During the nine months ended September 30, 2016, the company unlocked the DPAC balance for this segment for favorable mortality, higher cost of insurance charges which had been implemented, future profit on universal life insurance riders, and increased lapse rates for disengaged countries. These prior year unlockings served to increase the DPAC balance by $7.3 million and reduce the level of amortization by a similar amount during the period shown.

As indicated in the discussion concerning net investment income, contract interest expense includes fluctuations that are the result of the effect upon the embedded derivative for the performance of underlying equity indices associated with fixed-index universal life products. The amounts realized on purchased call options generally approximate the amounts National Western credits to policyholders.

In addition, contract interest expense for this segment includes changes in reserves for excess death benefits. As part of the DPAC unlocking described above for the three and nine months ended September 30, 2017, the company decreased excess benefit reserves by $4.2 million which decreased contract interest expense in these periods. Similarly, during the second quarter of 2016, as part of the DPAC unlocking described above, universal life excess death benefit reserves were also unlocked. The effect of this prospective unlocking was to decrease reserves by $6.1 million during the period which served to concurrently reduce contract interest expense.

Annuity Operations

National Western's annuity operations are almost exclusively in the United States. Although some of the company's investment contracts are available to international residents, current sales of these are small relative to total annuity sales. A comparative analysis of results of operations for National Western's annuity segment is detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$5,293	5,391	16,583	17,407
Net investment income	114,123	97,384	346,031	261,579
Other revenues	26	139	90	145

Total revenues	119,442	102,914	362,704	279,131

Benefits and expenses:
Life and other policy benefits	9,095	7,054	25,377	20,153
Amortization of deferred policy acquisition costs	37,790	21,430	85,566	75,872
Annuity contract interest	84,568	46,694	221,415	139,094
Other operating expenses	8,714	7,526	28,588	23,044

Total benefits and expenses	140,167	82,704	360,946	258,163

Segment earnings (loss) before Federal income taxes	(20,725)	20,210	1,758	20,968
Provision (benefit) for Federal income taxes	(7,007)	6,549	605	6,808

Segment earnings (loss)	$(13,718)	13,661	1,153	14,160

Premiums and contract charges primarily consist of surrender charge income recognized on terminated policies. The amount of the surrender charge income recognized is determined by the volume of surrendered contracts as well as the duration of each contract at the time of surrender given the pattern of declining surrender charge rates over time that is common to most annuity contracts. The company's lapse rate for annuity contracts in the first nine months of 2017 was 6.3% which was marginally lower than the 6.7% rate during the same period in 2016.

Deposits collected on annuity contracts are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings, in accordance with GAAP. Actual annuity deposits collected for the three and nine months ended September 30, 2017 and 2016 are detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)

Fixed-index annuities	$151,894	156,417	439,337	502,386
Other deferred annuities	4,617	7,555	19,917	31,767
Immediate annuities	1,918	1,865	4,984	5,575

Totals	$158,429	165,837	464,238	539,728

Fixed-index products are more attractive for consumers when interest rate levels remain low and equity markets produce positive returns. Since National Western does not offer variable products or mutual funds, fixed-index products provide an important alternative to the company's existing fixed interest rate annuity products. Fixed-index annuity deposits as a percentage of total annuity deposits were 95% and 93% for the nine months ended September 30, 2017 and 2016, respectively. The percentage of fixed-index products to total annuity sales reflects the low interest rate environment and the ongoing bull market in equities.

As a selling inducement, some of the deferred products, including fixed-index annuity products, contain a first year interest bonus ranging from 1% to 7% depending upon the product, in addition to the base first year interest rate. Other products include a premium bonus ranging from 2% to 10% which is credited to the account balance when premiums are applied. These bonus rates are deferred in conjunction with other capitalized policy acquisition costs. The amounts deferred to be amortized over future periods amounted to approximately $13.7 million and $13.6 million during the first nine months of 2017 and 2016, respectively. Amortization of deferred sales inducements is included as a component of annuity contract interest as described later in this discussion of Annuity Operations.

A detail of net investment income for annuity operations is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)

Net investment income (excluding derivatives)	$83,898	85,777	253,520	258,655
Derivative gain (loss)	30,225	11,607	92,511	2,924

Net investment income	$114,123	97,384	346,031	261,579

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

Consistent with the domestic and international life segments, the company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking adjustments on annuity DPAC balances recorded through amortization expense separate from recurring amortization expense components for the three and nine months ended September 30, 2017 and 2016.

Amortization of DPAC	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)

Unlocking adjustments	$15,080	—	15,080	3,650
Other amortization components	22,710	21,430	70,486	72,222

Totals	$37,790	21,430	85,566	75,872

The Annuity DPAC balance was unlocked during the three and nine months ended September 30, 2017, for crediting rate spreads and surrender/annuitization assumptions. The effect of the prospective unlocking was to decrease the DPAC balance by $15.1 million (and increase amortization expense). During 2016 the company unlocked the DPAC balance for surrender and annuitization rates. The effect of the prospective unlocking in this period was to decrease the DPAC balance by $3.7 million (and increase amortization expense).

Annuity contract interest includes the equity component return associated with the call options purchased to hedge National Western's fixed-index annuities. The detail of fixed-index annuity contract interest as compared to contract interest for all other annuities is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)

Fixed-index annuities	$52,008	26,780	146,456	68,373
All other annuities	26,852	18,140	65,269	63,590

Gross contract interest	78,860	44,920	211,725	131,963
Bonus interest deferred and capitalized	(4,772)	(4,243)	(13,651)	(13,587)
Bonus interest amortization	10,480	6,017	23,341	20,718

Total contract interest	$84,568	46,694	221,415	139,094

The fluctuation in reported contract interest amounts for fixed-index annuities is driven by sales levels, the level of the business in force and the effect of positive or negative market returns of option values on projected interest credits. As noted in the discussion on Consolidated Operations, positive returns on expiring option contracts during the first nine months of 2017 led to an increase in collected asset management fees by National Western which are subtracted from contract interest credited to policyholders and lessens the increase in contract interest relative to the option gains reported in the Company's net investment income. Asset management fees collected during the three and nine months ended September 30, 2017 were $7.5 million and $24.3 million, respectively, compared to $2.5 million and $3.5 million in the corresponding periods of 2016.

Annuity contract interest includes unlocking adjustments for the deferred sales inducement balance and annuity reserves. In conjunction with the DPAC unlocking during the three and nine months ended September 30, 2017, as discussed previously, the company unlocked its deferred sales inducement balance decreasing it by $4.3 million (and increasing contract interest expense). Similarly, National Western also unlocked its deferred sales inducement balance during the second quarter of 2016 for surrender and annuitization rates with the prospective unlocking reducing the sales inducement balance by $1.6 million and increasing contract interest expense.

These unlocking adjustments also increased two-tier annuity reserves in each respective period the change of which increased contract interest expense. The two-tier annuity reserve unlocking amounted to $13.6 million in the 2017 reporting periods and $12.2 million during 2016.

Other Operations

The Company's primary business encompasses its domestic and international life insurance operations and its annuity operations of National Western. However, NWLGI and National Western also have small real estate, nursing home, and other investment operations through their wholly owned subsidiaries. Nursing home operations generated $0.9 million and $(0.1) million of pre-tax operating earnings in the first nine months of 2017 and 2016, respectively. The remaining pre-tax earnings of $19.4 million and $16.2 million in Other Operations during the nine month periods represent investment income from real estate, municipal bonds, and common and preferred equities held in subsidiary company portfolios principally for tax advantage purposes. Included in these amounts are semi-annual distributions from a life interest in the Libby Shearn Moody Trust which is held in NWLSM, Inc. Pretax distributions from this trust were $3.1 million and $2.9 million in the nine month periods ended September 30, 2017 and 2016, respectively. The remaining increase in investment income during the first nine months of 2017 compared to 2016 reflects payoffs on certain loans having profit participation provisions in the agreements with borrowers.

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

	September 30, 2017		December 31, 2016
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Debt securities	$10,290,622	95.5	$10,201,309	96.0
Mortgage loans	188,623	1.8	174,534	1.6
Policy loans	57,466	0.5	58,699	0.6
Derivatives, index options	163,536	1.5	120,644	1.1
Real estate	31,298	0.3	31,761	0.3
Equity securities	19,976	0.2	18,313	0.2
Other	17,635	0.2	22,193	0.2

Totals	$10,769,156	100.0	$10,627,453	100.0

Debt and Equity Securities

The Company maintains a diversified portfolio which consists mostly of corporate, mortgage-backed, and public utility fixed income securities. Investments in mortgage-backed securities primarily include U.S. Government agency pass-through securities and collateralized mortgage obligations ("CMO"). The Company's investment guidelines prescribe limitations by type of security as a percent of the total investment portfolio and all holdings were within these threshold limits. As of September 30, 2017 and December 31, 2016, the Company's debt securities portfolio consisted of the following classes of securities:

	September 30, 2017		December 31, 2016
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Corporate	$7,270,804	70.7	$7,097,692	69.6
Residential mortgage-backed securities	1,316,921	12.8	1,396,426	13.7
Public utilities	1,217,939	11.8	1,218,870	11.9
State and political subdivisions	456,021	4.4	456,643	4.5
Asset-backed securities	17,188	0.2	20,009	0.2
Foreign governments	10,413	0.1	10,336	0.1
U.S. Treasury	1,336	—	1,333	—

Totals	$10,290,622	100.0	$10,201,309	100.0

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

	Nine Months Ended September 30,	Year Ended December 31,
	2017	2016
	($ In thousands)

Cost of acquisitions	$592,064	$700,248
Average credit quality	A-	BBB+
Effective annual yield	3.57%	3.38%
Spread to treasuries	1.20%	1.54%
Effective duration	8.2 years	8.4 years

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

In addition to diversification, an important aspect of the Company's investment approach is managing the credit quality of its investment in debt securities. Thorough credit analysis is performed on potential corporate investments including examination of a company's credit and industry outlook, financial ratios and trends, and event risks. This emphasis is reflected in the high average credit rating of the Company's debt securities portfolio with 98.8%, as of September 30, 2017, held in investment grade securities. In the table below, investments in debt securities are classified according to credit ratings by nationally recognized statistical rating organizations.

	September 30, 2017		December 31, 2016
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

AAA	$108,963	1.1	$97,421	1.0
AA	2,128,202	20.7	2,225,606	21.8
A	3,232,971	31.4	3,288,882	32.2
BBB	4,692,405	45.6	4,409,873	43.2
BB and other below investment grade	128,081	1.2	179,527	1.8

Totals	$10,290,622	100.0	$10,201,309	100.0

The Company's investment guidelines do not allow for the purchase of below investment grade securities.  The investments held in debt securities below investment grade are the result of subsequent downgrades of the securities.  These holdings are further summarized below.

	Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	% of Invested Assets
	(In thousands, except percentages)

September 30, 2017	$127,407	128,081	130,244	1.2%

December 31, 2016	$180,943	179,527	180,732	1.7%

The Company's percentage of below investment grade securities as of September 30, 2017 compared with the percentage at December 31, 2016 decreased due to the maturity and disposal of several securities and credit rating upgrades of certain holdings. The Company's holdings of below investment grade securities are relatively small and as a percentage of total invested assets low compared to industry averages.

Holdings in below investment grade securities by category as of September 30, 2017 are summarized below, including their comparable fair value as of December 31, 2016 for those debt securities rated below investment grade at September 30, 2017. The Company continually monitors developments in these industries for issues that may affect security valuation.

	Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	Fair Value
Industry Category	September 30, 2017	September 30, 2017	September 30, 2017	December 31, 2016
	(In thousands)

Asset-backed securities	$7,554	7,715	8,996	8,840
Residential mortgage-backed	1,170	1,115	1,115	1,093
Oil & gas	35,063	33,701	33,701	32,465
Manufacturing	57,340	58,014	58,896	57,161
Other	26,280	27,536	27,536	26,772

Totals	$127,407	128,081	130,244	126,331

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

In the energy sector, oil prices declined over the past several years. Since then, prices have bottomed and come off of their lows, and the credit quality of individual companies that was affected during this downturn has begun to improve. At September 30, 2017 and December 31, 2016, the Company's aggregate holdings in this sector approximated $941 million and $951 million, respectively. These holdings represented debt securities issued by approximately forty companies in the oil and gas industry. The Company's oil and gas debt securities were 96.4% investment grade as of the balance sheet date and had an overall investment credit rating of BBB+. Further mitigating the risk of the Company's holdings in this sector are ample diversification by subsector (integrated, independent, pipeline, servicer, and equipment).

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

During the nine months ended September 30, 2017 the Company recorded no other-than-temporary impairment credit related write-downs on debt or equity securities. See Note 9, Investments, of the accompanying Condensed Consolidated Financial Statements for further discussion. Since the Company's adoption of the GAAP guidance on the recognition and accounting for other-than-temporary impairments due to credit loss versus non-credit loss, the Company has recognized a total of $2.0 million of other-than-temporary impairments of which $1.4 million was deemed credit related and recognized as realized investment losses in earnings, and $0.6 million, net of amortization, was deemed a non-credit related impairment and recognized in other comprehensive income.

The Company is required to classify its investments in debt and equity securities into one of three categories: (a) trading securities; (b) securities available for sale; or (c) securities held to maturity. The Company purchases securities with the intent to hold to maturity and accordingly does not maintain a portfolio of trading securities. Of the remaining two categories, available for sale and held to maturity, the Company makes a determination on categorization based on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. As shown in the table below, 28.9% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale at September 30, 2017. These holdings in available for sale provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.

	September 30, 2017
	Fair Value	Amortized Cost	Unrealized Gains (Losses)
	(In thousands)

Securities held to maturity:
Debt securities	$7,498,922	7,264,995	233,927
Securities available for sale:
Debt securities	3,025,627	2,927,787	97,840
Equity securities	19,976	14,807	5,169

Totals	$10,544,525	10,207,589	336,936

Asset-Backed Securities

The Company holds approximately $17.2 million in asset-backed securities as of September 30, 2017. This portfolio includes $1.1 million of manufactured housing bonds and $16.1 million of home equity loans (also referred to as subprime securities). The Company does not have any holdings in collateralized bond obligations (“CBO”s), collateralized debt obligations (“CDO”s), or collateralized loan obligations (“CLO”s). Principal risks in holding asset-backed securities are structural, credit, and capital market risks. Structural risks include the securities' priority in the issuer's capital structure, the adequacy of and ability to realize proceeds from collateral and the potential for prepayments. Credit risks include corporate credit risks or consumer credit risks for financing such as subprime mortgages. Capital market risks include the general level of interest rates and the liquidity for these securities in the marketplace.

The Company's exposure to the subprime sector has been limited to investments in the senior tranches of subprime residential mortgage loans. The subprime sector is generally categorized under the asset-backed sector. This sector lends to borrowers who do not qualify for prime interest rates due to poor or insufficient credit history. The slowing housing market, rising interest rates, and relaxed underwriting standards for loans originated after 2005 resulted in higher delinquency rates and losses beginning in 2007. These events caused illiquidity in the market and volatility in the market prices of subprime securities. The housing market subsequently stabilized and an improvement in the prices of subprime securities occurred as the bond market regained more liquidity. All of the loans classified as subprime in the Company's portfolio as of September 30, 2017 were underwritten prior to 2005 as noted in the table below.

	September 30, 2017		December 31, 2016
Investment Origination Year	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)

Subprime:
1998	$1,692	1,753	2,074	2,145
2003	2,719	3,964	2,997	4,369
2004	11,633	11,632	13,382	13,401

Total	$16,044	17,349	18,453	19,915

During the third quarter of 2017, the Company's exposure to the subprime sector decreased due to principal repayments. As of September 30, 2017, the Company held nine subprime issues of which one was rated AA, one was rated A, two were rated BBB, one was rated BB, one was rated B, one was rated CCC, one was rated D and one was not rated.

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

The Company targets a minimum specified yield on mortgage loan investments determined by reference to currently available debt security instrument yields plus a desired amount of incremental basis points. During the past several years, the low interest rate environment has resulted in fewer loan opportunities being available that meet the Company's required rate of return. Beginning in 2016, the Company initiated a concerted effort to grow this part of its investment portfolio. Mortgage loans originated by the Company totaled $84.6 million for the year ended December 31, 2016 and $38.2 million for the nine months ended September 30, 2017. Principal repayments on mortgage loans for the nine months ended September 30, 2017 were $24.2 million.

Loans in foreclosure, loans considered impaired or loans past due 90 days or more are placed on a non-accrual status.  If a mortgage loan is determined to be on non-accrual status, the mortgage loan does not accrue any revenue into the Condensed Consolidated Statements of Earnings.  The loan is independently monitored and evaluated as to potential impairment or foreclosure.  If delinquent payments are made and the loan is brought current, then the Company returns the loan to active status and accrues income accordingly.  The Company currently has no loans past due 90 days which are accruing interest.

The Company held net investments in mortgage loans, after allowances for possible losses, totaling $188.6 million and $174.5 million at September 30, 2017 and December 31, 2016, respectively.  The diversification of the portfolio by geographic region and by property type was as follows:

	September 30, 2017		December 31, 2016
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Geographic Region:
West South Central	$118,123	62.4	$102,531	58.5
East North Central	31,066	16.4	26,717	15.3
East South Central	14,373	7.6	6,512	3.7
South Atlantic	13,796	7.3	14,130	8.1
Pacific	8,065	4.3	9,872	5.6
Middle Atlantic	2,234	1.2	2,288	1.3
Mountain	1,616	0.8	1,646	0.9
New England	—	—	11,488	6.6
Gross balance	189,273	100.0	175,184	100.0

Allowance for possible losses	(650)	(0.3)	(650)	(0.4)

Totals	$188,623	99.7	$174,534	99.6

	September 30, 2017		December 31, 2016
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Property Type:
Retail	$86,108	45.5	$89,947	51.3
Office	56,299	29.7	57,095	32.6
Hotel/Motel	13,734	7.3	9,708	5.6
Land/Lots	10,537	5.6	4,946	2.8
All other	22,595	11.9	13,488	7.7
Gross balance	189,273	100.0	175,184	100.0

Allowance for possible losses	(650)	(0.3)	(650)	(0.4)

Totals	$188,623	99.7	$174,534	99.6

The Company's direct investments in real estate are not a significant portion of its total investment portfolio.  The Company also participates in several real estate joint ventures, limited partnerships, and other loans that invest primarily in income-producing retail properties.  These investments have enhanced the Company's overall investment portfolio returns. The Company's real estate investments totaled approximately $31.3 million and $31.8 million at September 30, 2017 and December 31, 2016, respectively.

The Company recognized operating income of approximately $2.1 million and $2.0 million on real estate properties in the first nine months of 2017 and 2016, respectively. The Company monitors the conditions and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition.

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

The correlation between fair values and interest rates for debt securities is reflected in the tables below.

	September 30, 2017	June 30, 2017	December 31, 2016
	(In thousands except percentages)

Debt securities - fair value	$10,524,549	10,489,280	10,379,661
Debt securities - amortized cost	$10,192,782	10,159,005	10,136,279
Fair value as a percentage of amortized cost	103.25%	103.25%	102.40%
Net unrealized gain balance	$331,767	330,275	243,382
Ten-year U.S. Treasury bond – (decrease) increase in yield for the period	0.03%	(0.08)%	0.18%

	Net Unrealized Gain Balance
	At September 30, 2017	At June 30, 2017	At December 31, 2016	Quarter Change in Unrealized Balance	Year-to-date Change in Unrealized Balance

Debt securities held to maturity	$233,927	235,953	178,352	(2,026)	55,575
Debt securities available for sale	97,840	94,322	65,030	3,518	32,810

Totals	$331,767	330,275	243,382	1,492	88,385

Changes in interest rates typically have a sizable effect on the fair values of the Company's debt securities. The market interest rate of the ten-year U.S. Treasury bond decreased approximately 12 basis points from 2.45% at year-end 2016 to 2.33% by the end of the first nine months of 2017 and the Company's unrealized gain position increased $88.4 million on a portfolio with an amortized cost basis of approximately $10.2 billion. Given that the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in fair values have a relatively small effect on the Company's Condensed Consolidated Balance Sheet.

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

The Company performed detailed sensitivity analysis as of December 31, 2016, for its interest rate-sensitive assets and liabilities. The changes in market values of the Company's debt securities in the first nine months of 2017 were reasonable given the expected range of results of this analysis.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity requirements are met primarily by funds provided from operations. Premium deposits and annuity considerations, investment income, and investment maturities and prepayments are the primary sources of funds while investment purchases, policy benefits in the form of claims, and payments to policyholders and contract holders in connection with surrenders and withdrawals as well as operating expenses are the primary uses of funds. To ensure the Company will be able to pay future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed income securities. Funds are invested with the intent that the income from investments, plus proceeds from maturities, will meet the ongoing cash flow needs of the Company. The approach of matching asset and liability durations and yields requires an appropriate mix of investments. Although the Company historically has not been put in the position of having to liquidate invested assets to provide cash flow, its investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs. The Company (National Western) may also borrow up to $40 million on its bank line of credit for short-term cash needs. There were no borrowings outstanding under the line of credit at September 30, 2017.

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

The actual amounts paid by product line in connection with surrenders and withdrawals three and nine months ended September 30, for each respective year, are noted in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)

Product Line:
Traditional Life	$1,037	1,636	3,400	4,616
Universal Life	28,488	27,831	93,121	82,781
Annuities	122,697	126,275	393,743	388,102

Total	$152,222	155,742	490,264	475,499

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

Cash flows from the Company's insurance operations have historically been sufficient to meet current needs. Cash flows from operating activities were $193.4 million and $246.2 million for the nine months ended September 30, 2017 and 2016, respectively. The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $525.9 million and $438.4 million for the nine months ended September 30, 2017 and 2016, respectively. Operating and investing activity cash flow items could be reduced if interest rates rise at an accelerated rate in the future. Net cash inflows/(outflows) from the Company's universal life and investment annuity deposit product operations totaled $(140.1) million and $(49.3) million during the nine months ended September 30, 2017 and 2016, respectively.

Capital Resources

The Company relies on stockholders' equity for its capital resources as there is no long-term debt outstanding and the Company does not anticipate the need for any long-term debt in the near future.  As of September 30, 2017, the Company had no commitments beyond its normal operating and investment activities.

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

The table below summarizes future estimated cash payments under existing contractual obligations.

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)

Loan commitments	$16,300	16,300	—	—	—
Operating lease obligations	844	72	675	97	—
Life claims payable (1)	61,295	61,295	—	—	—
Other long-term reserve liabilities reflected on the balance sheet (2)	10,852,980	940,025	1,869,465	1,692,646	6,350,844

Total	$10,931,419	1,017,692	1,870,140	1,692,743	6,350,844

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

Effective January 1, 2017, the Company converted its annuity in force policies to its previously implemented internally developed policy administration system and began processing of policy transactions on such business (the Company had previously converted its annuity new business processing and related payment of commissions to the new system during 2016). This constitutes a change in the Company's internal controls over financial reporting as defined in Rules 13a-15(f) and 15d-15(e) under the Exchange Act. Prior to implementation of the annuity in force policies, the Company performed model office testing encompassing the new processes and procedures to be employed using the new system and defined its internal controls with respect to such processing in this environment. During the course of the quarter and nine months ended September 30, 2017, management continued to perform post-implementation testing and analysis of the processing and internal controls implemented and determined that the change did not materially affect the Company's internal controls over financial reporting such that the information required to reported and disclosed in its reports under the Exchange Act was adversely impacted. Internal controls over financial reporting change as the Company modifies or enhances its systems and processes to meet business needs. Any significant changes in controls are evaluated prior to implementation to help ensure continued effectiveness of internal controls and the control environment.

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

Purchased shares are reported in the Company's Condensed Consolidated Financial Statements as authorized and unissued. The following table sets forth the Company's repurchase of its Class A common shares from Option Holders for the quarter ended September 30, 2017.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May yet Be Purchased Under the Plans or Programs

July 1, 2017 through July 31, 2017	—	—	N/A	N/A
August 1, 2017 through August 31, 2017	—	—	N/A	N/A
September 1, 2017 through September 30, 2017	—	—	N/A	N/A

Total	—	—	N/A	N/A

At September 30, 2017, there were 13,018 stock options vested and outstanding under a grant dated April 18, 2008, and 6,000 stock options vested and outstanding under a grant dated June 20, 2008. These options expire on their respective dates in 2018 and will be forfeited by the option holders (officers and directors) unless exercised prior to those dates.

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

NATIONAL WESTERN LIFE GROUP, INC.
(Registrant)

Date:	November 3, 2017	/S/ Ross R. Moody
Ross R. Moody
Chairman of the Board, President and
Chief Executive Officer
(Authorized Officer)

Date:	November 3, 2017	/S/ Brian M. Pribyl
Brian M. Pribyl
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)
(Principal Accounting Officer)