Form 10-K
period 2017-12-31
National Western Life Group, Inc.
filed 2018-03-01
CIK 1635984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number: 000-55522

NATIONAL WESTERN LIFE GROUP, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	47-3339380
(State of Incorporation)	(I.R.S. Employer Identification Number)

10801 N. MOPAC EXPY BLDG 3, AUSTIN, TEXAS 78759-5415
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
Large accelerated filer  ☒   Accelerated filer  ☐   Non-accelerated filer (Do not check if a smaller reporting company)  ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒
The aggregate market value of the common stock (based upon the closing price) held by non-affiliates of the Registrant on June 30, 2017 was $728,104,896.

As of February 28, 2018, the number of shares of Registrant's common stock outstanding was:   Class A - 3,436,166 and Class B - 200,000.

DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference:  Portions of the registrant’s definitive proxy statement for the annual meeting of shareholders to be held June 22, 2018, which will be filed within 120 days after December 31, 2017, are incorporated by reference into Part III of this report.

	PART I	Page

Item 1.	Business	4
Item 1A.	Risk Factors	16
Item 1B.	Unresolved Staff Comments	26
Item 2.	Properties	26
Item 3.	Legal Proceedings	26
Item 4.	Mine Safety Disclosures	28

	PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	29
Item 6.	Selected Consolidated Financial Data	32
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	33
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	73
Item 8.	Financial Statements and Supplementary Data	73
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	73
Item 9A.	Controls and Procedures	73
Item 9B.	Other Information	77

	PART III

The information required by Items 10 through 14 is incorporated by reference from our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2017.

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	77

	Signatures	167

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

See Part 1A, Risk Factors, for additional information.

PART I

ITEM 1. BUSINESS

General

National Western Life Group, Inc. ("NWLGI"), a Delaware Corporation, is the parent holding company which was established effective October 1, 2015 under a holding company plan of reorganization. As a result of the reorganization, NWLGI replaced National Western Life Insurance Company as the publicly held company at that time with the latter becoming a wholly owned subsidiary of NWLGI.

National Western Life Insurance Company (hereinafter referred to as "National Western" or "company" where insurance operations are being discussed) is a stock life insurance company, chartered in the State of Colorado in 1956, and doing business in forty-nine states, the District of Columbia, and four U.S. territories or possessions.  National Western is also licensed in Haiti, and although not otherwise licensed, accepts applications from and issues policies to residents of various international countries. Such policies are underwritten, accepted, and issued in the United States based upon applications submitted by independent contractors. National Western provides life insurance products for the savings and protection needs of approximately 110,900 policyholders and for the asset accumulation and retirement needs of 133,100 annuity contract holders.

The Company's total assets increased to $12.2 billion at December 31, 2017, from $11.9 billion at December 31, 2016. The Company generated revenues of $874.4 million, $682.4 million and $589.8 million in 2017, 2016 and 2015, respectively. In addition, NWLGI generated net income of $110.4 million, $100.9 million and $98.4 million in 2017, 2016 and 2015, respectively.

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

	Years Ended December 31,
	2017	2016	2015
	(In thousands)

Annuities:
Fixed-index deferred	$556,975	678,652	685,928
Other deferred	16,893	32,968	52,001
Single premium immediate	3,709	3,597	5,839

Total annuities	$577,577	715,217	743,768

Life:
Fixed-index universal life insurance	$26,393	$26,094	31,972
Other universal life insurance	1,784	2,238	2,805
Traditional life and other	2,161	2,183	2,995

Total life	$30,338	30,515	37,772

The table below sets forth information regarding the company's life insurance in force for each date presented.

	Insurance In Force as of
	December 31,
	2017	2016
	($ in thousands)

Universal life:
Number of policies	40,030	44,040
Face amounts	$4,073,970	$4,886,680

Traditional life:
Number of policies	32,350	33,830
Face amounts	$3,428,720	$3,524,600

Fixed-index life:
Number of policies	38,490	38,800
Face amounts	$9,084,140	$9,444,720

Rider face amounts	$3,088,750	$3,053,260

Total life insurance:
Number of policies	110,870	116,670
Face amounts	$19,675,580	$20,909,260

The following table sets forth information regarding annuities in force for each date presented.

	Annuities In Force as of
	December 31,
	2017	2016
	($ in thousands)

Fixed-index annuities
Number of policies	75,370	74,450
GAAP annuity reserves	$5,998,427	$5,744,712

Other deferred annuities
Number of policies	43,940	47,050
GAAP annuity reserves	$1,774,436	$1,920,163

Immediate annuities
Number of policies	13,800	14,310
GAAP annuity reserves	$363,514	$366,846

Total annuities
Number of policies	133,110	135,810
GAAP annuity reserves	$8,136,377	$8,031,721

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

Domestic Insurance Operations. The company is currently licensed to do business in all states and the District of Columbia, except for New York.  Products marketed are annuities, universal life insurance, and traditional life insurance, which include both term and whole life products.  The majority of domestic sales are the company's annuities.  National Western markets and distributes its domestic products primarily through independent national marketing organizations ("NMOs").  These NMOs assist the company in recruiting, contracting, and managing independent agents.  The company's agents are independent contractors who are compensated on a commission basis.  At December 31, 2017, the company's NMO relationships had contracted approximately 28,700 independent agents with the company. At December 31, 2017, the company had 50,200 domestic life insurance policies in force representing $3.1 billion in face amount of coverage and 133,100 annuity contracts representing account balances of $8.1 billion.

The following table sets forth the company's domestic life insurance sales as measured in annualized first year premium for the last three years.

	Years Ended December 31,
	2017	2016	2015
	(In thousands)

Fixed-index life	$18,874	16,356	18,317
Universal life	24	43	55
Traditional life	96	112	162

Total	$18,994	16,511	18,534

International Insurance Operations. National Western's international operations generally focus on foreign nationals in upper socioeconomic classes.  Insurance products are issued primarily to residents of countries in South America and are products which are not available in the local markets. Issuing policies to residents of countries in these different regions provides diversification that helps to minimize large fluctuations that could arise due to various economic, political, and competitive pressures that may occur from one country to another.  Products issued to international residents are almost entirely universal life and traditional life insurance products. However, certain annuity and investment contracts are also available. At December 31, 2017, the company had approximately 60,700 international life insurance policies in force representing nearly $16.6 billion in face amount of coverage.

International applications are submitted on behalf of their clients by independent contractors, consultants and broker-agents, many of whom have been submitting policy applications to National Western for twenty or more years.  The company had relationships with approximately 2,050 of these independent international individuals at December 31, 2017.

The following table sets forth the company's contracts issued to international residents as measured in annualized first year premium for the past three years.

	Years Ended December 31,
	2017	2016	2015
	(In thousands)

Fixed-index life	$7,519	9,738	13,655
Universal life	1,760	2,195	2,750
Traditional life	2,065	2,071	2,833

Total	$11,344	14,004	19,238

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

	Average New Policy Face Amount
	Domestic	International

Year ended December 31, 2011	$178,500	$363,600
Year ended December 31, 2012	254,900	380,200
Year ended December 31, 2013	286,000	384,000
Year ended December 31, 2014	286,600	382,600
Year ended December 31, 2015	274,500	342,500
Year ended December 31, 2016	308,700	336,500
Year ended December 31, 2017	317,200	306,300

Geographical Distribution of Business. The following table depicts the distribution of the company's premium revenues and deposits.

	Years Ended December 31,
	2017	2016	2015
	(In thousands)

United States domestic products:
Annuities	$606,508	730,447	773,315
Life insurance	160,695	141,328	154,824

Total domestic products	767,203	871,775	928,139

International products:
Annuities	2,291	293	1,694
Life insurance	116,889	131,508	145,567

Total international products	119,180	131,801	147,261

Total direct premiums and deposits collected	$886,383	1,003,576	1,075,400

Although many agents sell National Western's products, the company's annuity sales in any year typically reflect several NMOs whose contracted independent agents sold 10% or more of the company’s total annuity sales. In 2017, there were 2 NMOs that exceeded this threshold accounting for approximately 14% and 11%, respectively, of the company’s annuity sales. Similarly, domestic life insurance sales in any year may include several NMOs who accounted for 10% or more of total domestic life insurance sales. In 2017, there were 2 NMOs who generated 33% and 10%, respectively, of total domestic life insurance sales. Given the independent distribution model National Western employs, the concentration of sales within a particular NMO is not an acute concern as compared to other distribution channels given that the underlying agents are free to contract with the company through any NMO with which the company has a relationship.

Applications submitted by independent contractors of Latin America perennially have comprised the majority of the company's international life insurance sales. The company ceased accepting applications from residents of countries in the Pacific Rim and Central America during the fourth quarter of 2015. As noted previously, National Western's international sales by geographic market tend to fluctuate with the socio and economic climates in these regions. The company's mix of international life sales by geographic region is as follows.

	Years Ended December 31,
	2017	2016

Percentage of International Life Sales:
Venezuela	27.0%	32.0%
Peru	16.0	15.0
Chile	14.0	12.0
Ecuador	14.0	9.0
Colombia	11.0	10.0
Other	18.0	22.0

Totals	100.0%	100.0%

International life insurance sales are much more diversified by independent consultants and contractors. In terms of sales to residents of international countries, Venezuela, Peru, Chile, Ecuador, and Colombia were countries exceeding 10% of total international sales in 2017.

As previously disclosed in prior SEC filings, the Brazilian Superintendence of Private Insurance (“SUSEP”) attempted to serve National Western in 2011 with a subpoena regarding an administrative proceeding initiated by SUSEP in which it alleged the company was operating as an insurance company in Brazil without due authorization. While the company believes that SUSEP has no jurisdiction over the company, SUSEP affirmed its imposition of a penal fine against National Western, but in a reduced amount of 3 million reais (approximately $960,000). In light of the substantial reduction in the proposed penal fine by SUSEP, National Western paid the penal fine in the reduced amount in the fourth quarter of 2016 under protest and thereby retained its rights to seek judicial review in Brazil of the merits of the SUSEP charges. In light of these developments, the company ceased accepting new applications from residents in Brazil during the fourth quarter of 2015.  Additionally, after careful consideration of various factors, including segment performance and the volume of application submissions, the company ceased accepting applications from residents in certain other countries during that same time period. For the year ended December 31, 2015, sales of new policies issued to residents in these countries, including Brazil, were approximately $4.6 million which represented 24% of total international life insurance new business placed in this period.

Segment Financial Information. A summary of financial information for the Company's segments is as follows:

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
	(In thousands)

Revenues, excluding realized gains (losses):
2017	$111,299	189,334	511,506	47,546	859,685
2016	74,538	168,427	385,174	41,159	669,298
2015	57,971	151,807	322,419	50,390	582,587

Segment earnings (losses): (A)
2017	$2,835	59,025	17,409	21,556	100,825
2016	3,411	50,942	22,687	15,357	92,397
2015	568	42,647	29,564	20,931	93,710

Segment assets: (B)
2017	$1,106,410	1,236,733	9,269,956	398,597	12,011,696
2016	971,990	1,232,648	9,193,980	298,481	11,697,099
2015	868,466	1,260,538	9,054,951	268,675	11,452,630

Notes to Table:

(A) Amounts exclude realized gains and losses on investments, net of taxes.
(B) Amounts exclude other unallocated assets.

Additional information concerning these industry segments is included in Note 13, Segment and Other Operating Information, of the accompanying Consolidated Financial Statements.

Competition and Ratings

National Western operates in a mature and highly competitive industry. We compete with hundreds of life and health insurance company groups in the United States as well as other financial intermediaries such as banks and securities firms who market insurance products. Many of these companies are larger, have more substantial capital and technological resources, possess greater brand recognition, and maintain higher ratings. Competitors in international territories include Pan-American Life Insurance, American Fidelity Life Insurance, and Best Meridian Insurance while domestic market competitors include, among others, Allianz Life, American Equity Investment Life, Sammons Financial Group (Midland, NACOLAH), Security Benefit Life, Fidelity and Guaranty Life, Athene USA, Jackson National Life, Equitrust Life Insurance Company, Pacific Life, National Life Group (Life of the Southwest) and Global Atlantic. Competitive factors are primarily the breadth and quality of products offered, established positions in niche markets, pricing, relationships with distribution channels, commission structures, the perceived stability of the insurer, quality of underwriting and customer service, scale and cost efficiency. Operating results of life insurers are subject to fluctuations not only from this competitive environment but also due to economic conditions, interest rate levels and changes, performance of investments, and the maintenance of strong insurance ratings from independent rating agencies.

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

A.M. Best has 16 financial strength ratings assigned to insurance companies which currently range from A++ (Superior) to F (In Liquidation). Standard & Poor’s has twenty-one financial strength ratings assigned to insurance companies ranging from “AAA” (Extremely Strong) to “R” (Regulatory Action). Both rating agencies further qualify their current ratings with outlook designations of “Positive”, “Stable”, and “Negative”. During 2017, in addition to affirming the Company's "A" rating as part of their annual review, Standard & Poor's also upgraded the Company's outlook to "Stable".

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
Lines of Business / Functional Areas

National Western maintains management groups and committees that meet regularly to monitor, discuss and manage a variety of issues and risks associated with the business. These groups and committees include numerous areas such as regulatory compliance, financial reporting process and controls, fraud unit investigations, product spread management, security (including cyber), and business strategy. Key members of senior management are involved with these groups and committees providing direction and oversight and serve as a reporting liaison with the Company’s Board of Directors and sub-committees. In addition, the Internal Audit department reviews financial and operational risk exposures and reports directly to the Audit Committee of the Company concerning its independent reviews and assessments of management's efforts in these areas.

The Company maintains a system of disclosure controls and procedures, including internal controls designed to provide reasonable assurance that assets are safeguarded and transactions are properly authorized, executed and recorded. The Company recognizes the importance of full and open presentation of its financial position and operating results and to this end maintains a Disclosure Controls and Procedures Committee ("Disclosure Committee") comprised of senior executives who possess comprehensive knowledge of the Company's business and operations.  The Disclosure Committee is responsible for evaluating disclosure controls and procedures and for the gathering, analyzing, and disclosing of information as required to be disclosed under the securities laws.  It assists the Chief Executive Officer and Chief Financial Officer in their responsibilities for making the certifications required under the securities laws regarding the Company's disclosure controls and procedures.  It ensures that material financial information is properly communicated up the Company's hierarchy to the appropriate person or persons and that all disclosures are made in a timely fashion.  This Committee reports directly to the Audit Committee of the Company.

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

Substantially all products available to residents of other countries contain a currency clause stating that premium and claim "dollars" refer to lawful currency of the United States.  Policy applications submitted through international insurance consultants are generally associated with individuals in upper socioeconomic classes who desire the stability and inflationary hedge of dollar denominated insurance products issued by National Western.  The favorable demographics of this group typically results in an average policy size, persistency, and claims experience (from natural causes) similar to that in the United States.  By accepting applications submitted on residents outside the United States, National Western is able to further diversify its revenue, earnings and insurance risk.

Insurance Product Liabilities

At December 31, 2017, the Company's total balance for liabilities pertaining to insurance products was $10.2 billion. These product liabilities are payable over an extended period of time for which National Western's product pricing includes in making certain assumptions. The profitability of insurance products depends on this pricing and differences between the company's expectations when the products are sold and the subsequent actual experience impacts future profitability.

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

Reinsurance

National Western follows the industry practice of reinsuring (ceding) portions of its insurance risks with a variety of reinsurance companies. All reinsurance is yearly renewable term. The company does not use financial or surplus relief reinsurance. The use of reinsurance allows the company to underwrite policies larger than the risk it is willing to retain on any single life and to continue writing a larger volume of new business. New sales of life insurance products are reinsured above prescribed limits and do not require the reinsurer’s prior approval within certain guidelines. The maximum amount of life insurance the company normally retains is $500,000 on any one life. However, the use of reinsurance does not relieve National Western of its primary liability to pay the full amount of the insurance benefit in the event of the failure of a reinsurer to honor its contractual obligation. Consequently, the company avoids concentrating reinsurance risk with any one reinsurer and only participates in reinsurance treaties with reputable carriers. No reinsurer of business ceded by National Western has failed to pay policy claims (individually or in the aggregate) with respect to our ceded business. The company continuously monitors the financial strength of its reinsurers and has been able to obtain replacement coverages from financially responsible reinsurers when making changes. The company’s primary reinsurers as of December 31, 2017 were as follows.

Reinsurer	A.M. Best Rating	Amount of In Force Ceded (In thousands)

Hannover Life Reassurance Company (Florida)	A+	$1,997,571
SCOR Global Life Americas Reinsurance (Delaware)	A+	1,443,151
RGA Reinsurance Company (Missouri)	A+	869,828
Swiss Life & Health America Inc.	A+	39,304
Mapfre Re (Spain)	A	10,393
All others	A- to A+	8,226

		$4,368,473

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

National Western's operations and financial records are subject to examination by these departments typically at regular intervals but may be examined at any time. Statutory financial statements are prepared in accordance with accounting practices prescribed or permitted by the Colorado Division of Insurance, the company's principal insurance regulator. Prescribed statutory accounting practices are largely dictated by the Statutory Accounting Principles adopted by the National Association of Insurance Commissioners ("NAIC"). The company's most recent Colorado statutory financial examination covered the five year period ended December 31, 2012, and resulted in no financial statement adjustments and no material deficiencies were found. An examination for the five year period ended December 31, 2017 by the Colorado department will commence some time during 2018. The NAIC, as well as state regulators, continually evaluates existing laws and regulations pertaining to the operations of life insurers. To the extent that initiatives result as a part of this process, they may be adopted in the various states in which the company is licensed to do business. It is not possible to predict the ultimate content and timing of new statutes and regulations adopted by state insurance departments and the related impact upon the company's operations although it is conceivable that they may be more restrictive.

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

The NAIC has also enacted the Own Risk and Solvency Assessment ("ORSA") model act which requires insurers to make a formal assessment of the adequacy of their risk management and current and future solvency positions. National Western's state of domicile, Colorado, passed legislation calling for the adoption of the ORSA Model Act which subjected the company to filing annual ORSA reports with the Colorado Division of Insurance starting in 2017. The company filed its inaugural ORSA report in the fourth quarter of 2017.

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

Despite having been in place for several years, many of the key rules of the Dodd-Frank legislation have yet to be formalized, some of which may have an impact on insurers. The Federal Insurance Office ("FIO") was established to accumulate information about the insurance industry and its mandate is very broad although it is not empowered with any general regulatory authority over insurers. The new Presidential Administration has initiated review of this legislation and may roll back many of the rules and regulatory authority embedded in Dodd-Frank.

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

In 2016, the U.S. Department of Labor (“DOL”) promulgated rules redefining who is considered a “fiduciary” for purposes of transactions with qualified plans, plan participants and Individual Retirement Accounts accompanied by new class exemptions and amendments to long-standing exemptions from the prohibited transaction provisions under ERISA. Fixed-index annuity products were a late addition to the scope of the Best Interest Contract Exemption ("BICE") provision of the DOL fiduciary rule. The White House Administration which took over in 2017 sought to impose a delay on the commencement date of full compliance with the rule in order to better understand and assess the appropriateness of the regulation. This resulted in the DOL ultimately announcing a postponement of the full compliance date including the BICE provision until July 1, 2019. We cannot predict the exact nature and scope of any outcomes associated with such a delay or their subsequent impact on the Company's business.

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

The RBC requirements provide for four levels of regulatory attention, varying with the ratio of the insurer's ratio of total adjusted capital to its RBC as measured on December 31 of each year. In addition, the RBC requirements provide for a trend test if an insurer's total adjusted capital falls to a certain range of its ratio relative to its RBC as of the end of the year. National Western's statutory capital and surplus at December 31, 2017, was significantly in excess of the threshold RBC requirements for regulatory attention and trend test analysis.

Effects of Inflation. The rate of inflation as measured by the change in the average consumer price index has not had a material effect on the revenues or operating results of the Company during the three most recent fiscal years.

Employees.  National Western had 279 employees as of December 31, 2017, substantially all of which worked in the company’s home office in Austin, Texas. None of the employees are subject to collective bargaining agreements governing their employment with the company.

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

ITEM 1A. RISK FACTORS

Company performance is subject to varying risk factors including general business and financial risk. Any or all of these risks could have a material adverse effect on the business, financial condition or results of the Company or cause the trading price of the Company's Class A common shares (ticker symbol "NWLI") to decline materially. This section provides an overview of possible risk exposures at this point in time that could impact Company performance in the future. Many of these risks are interrelated, ongoing, and endemic to the industry. Consequently, they could occur under similar business and economic conditions, and in turn prompt the emergence or amplify the effect of others. While these scenarios do not represent expectations of future experience, they are intended to illustrate the potential impacts if any of the following risks were to manifest into actual occurrences.

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

The Company primarily invests monies received in investment grade, fixed income investment securities in order to meet its obligations to policyholders and provide a return on its deployed capital. Accordingly, our business is exposed to customary risks of debt markets including credit defaults and changes in fair value. Adverse market conditions can affect the liquidity and value of our investments and we are subject to the credit risk that issuers of these securities may default on principal and interest payments, particularly in the event of an ongoing downturn in the economic and/or business climate. A ratings downgrade affecting issuers of particular securities could worsen the credit quality of our investments and could increase the amount of capital we must hold to maintain our risk-based capital levels which are monitored by regulators and rating agencies. At December 31, 2017, approximately 0.9% of the Company’s $10.3 billion fixed income securities portfolio was comprised of issuers who were investment grade at the time the Company acquired them but were subsequently downgraded for various reasons. Although this is an extremely low percentage compared to industry averages, a substantial increase in defaults from these or other issuers could negatively impact the Company’s financial position and results of operations.

For the Company’s fixed-index products, over the counter derivative instruments (index options) are purchased from a number of highly-rated counterparties to fund the index credit provided to policyholders. These index options consist primarily of one-year call options. Market conditions could cause these instruments to not perform as intended or expected and result in higher realized losses and unforeseen stresses on liquidity. They may also limit the availability of these hedging instruments or further increase the cost of executing product related hedges which may be difficult to recover in the pricing of our underlying products. Amounts that the Company expects to collect under derivative contracts are subject to counterparty risk. In the event that any of these counterparties fails to meet their contractual obligations under these derivative instruments, the Company would be financially at risk for providing the credits due that the counterparty reneged on. The Company attempts to offset this risk through careful credit evaluation of counterparties, diversification of holdings among numerous institutions, and use of credit support agreements requiring counterparties to provide collateral at specified threshold levels. Although the Company has never had a counterparty default on its obligations, the failure of counterparties to perform could negatively impact the Company’s financial strength and reduce the Company’s profitability.

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

A rise in interest rates will increase the net unrealized loss position of our investment portfolio and may subject the Company to disintermediation risk. Disintermediation risk is the risk that in a change from a period of low interest rates to a period of significantly higher and increasing interest rates more policyholders than assumed in the product pricing assumptions may surrender their contracts or make early withdrawals in order to increase their returns, potentially requiring the Company to liquidate investments in an unrealized loss position (i.e. the market value less than the carrying value of the investments). The Company manages its liabilities and configures its investment portfolio so as to provide and maintain sufficient liquidity to support expected withdrawal demands. If the Company experiences an unexpected increased level of withdrawal or surrender activity, it could exhaust liquid assets and be forced to liquidate other assets at a loss or on other unfavorable terms. With respect to fixed income security investments maintained in the Company's “Available for Sale” category that are reported at fair values, rising interest rates will cause declines in the market value of these securities. These declines are reported in our financial statements as an unrealized investment loss and a reduction of stockholders’ equity.

There may be occasions where the Company could encounter difficulty selling some of its investments due to a lack of liquidity in the marketplace. If the Company required significant amounts of cash during such a period, it may have difficulty selling investments at attractive prices, in a timely manner or both.

Significant changes in interest rates expose insurance companies to the risk of not realizing the anticipated spread between the interest rates earned on investments and the credited rates paid on in force policies and contracts. A decline in interest rates could expose the Company to reduced profitability due to minimum interest rate guarantees that are required in our products by regulation. When interest rates decline or remain low, as has been the case in recent years, the Company will have to reinvest investment portfolio cash proceeds in lower-yielding instruments, further reducing investment income. As a key component of profitability, a narrowing of investment spreads (“spread compression”) could negatively affect operating results. Although the Company has the ability to adjust the rates credited on products in order to maintain our required investment spread, a significant decline in interest rate levels could affect investment yields to the point where the investment spread is compromised due to minimum interest rate guarantees. In addition, the potential for increased policy surrenders and cash withdrawals, competitor activities, and other factors could further limit the Company’s ability to maintain crediting rates on its products at levels necessary to avoid sacrificing investment spread.

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

The profitability of the Company’s fixed-index products, whose crediting rate mechanism is linked in part to market indices, is significantly affected by the cost of underlying call options purchased to fund the credits owed to contract holders selecting this form of interest crediting. If there are little or no gains on the call options purchased over the expected life of these fixed-index products, the Company would incur expenses for credited interest over and above the option costs. In addition, if the Company does not successfully match the terms of the underlying call options purchased with the terms of the fixed-index products, the index credits could exceed call option proceeds. This would serve to reduce the Company’s spread on the products and decrease profits.

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

Financial strength ratings are important criteria in establishing the competitive position of insurers. While financial strength ratings are not a recommendation to buy the Company's products, these ratings are important to maintaining public confidence in the Company, its products, and its competitive position. Ratings generally reflect the rating agencies’ quantitative and qualitative view of a particular company’s financial strength, operating performance, and ability to meet its obligations to policyholders. However, since some of the rating factors often relate to the particular and subjective views of the rating agency, their independent economic modeling, the general economic climate, and other circumstances, these are largely outside of the insurer’s control. During 2017, Standard & Poor's upgraded National Western's negative outlook to stable, primarily due to the Company's successful efforts to build its capital resources and to consistently produce profitable outcomes . We cannot predict with any certainty what future actions rating agencies may take.

A downgrade in our financial strength rating, or an announced potential downgrade, could potentially affect our competitive position making it more difficult to market our products vis-à-vis competitors with higher financial strength ratings, and/or hurt our relationships with distributors, reinsurers and other business partners. In extreme situations, a significant downgrade action by one or more rating agencies could cause a decrease in the sale of our products, prompt defections within our independent sales force, and induce existing policyholders to cancel their policies and withdraw funds from the Company. Currently, the major rating agencies, including A.M. Best and Standard & Poor’s, have revised previously stable outlooks on the U.S. life insurance industry to negative given the prolonged duration of low interest rates levels and the impact of the Department of Labor's fiduciary standard upon equity-indexed annuity sales, among other factors. Regardless of their current view, these rating agencies could revise their benchmarks regarding levels of capital, earnings, and other metrics that align with particular rating levels and impact their rating assessments of U.S. life insurance companies. These events could have a material adverse effect on our financial position and liquidity.

We are subject to competition from new sources as well as companies having substantially greater financial resources, higher ratings, and more expansive product offerings which could have an adverse impact upon our business levels and profitability.

Life insurance is a mature and highly competitive industry. Our ability to compete is based upon a variety of factors including financial strength ratings, competitive products, quality of service, scale, and distribution capacity. There has been considerable consolidation among companies in the insurance and financial sectors resulting in large, well-capitalized entities that offer products comparable to the Company who have greater market share or breadth of distribution, higher financial strength ratings, and offer a broader range of products and services. Frequently, these larger organizations are not domiciled in the United States or are financial services entities attempting to establish a position in the insurance industry. In recent years, Chinese and Japanese financial institutions have become active in acquiring U.S. insurers. These larger competitors often enjoy better name recognition and economies of scale which produce lower operating costs and the wherewithal to absorb greater risk allowing them to price products more competitively and, in turn, attract independent distributors. Such competition could result in lower sales or higher lapses of existing products. In addition, since the actual cost of products is not precisely known when they are sold, the Company is exposed to competitors who may sell products at prices that do not cover actual costs. Consequently, the Company may encounter additional pricing pressures to lower prices for similar products and be challenged to maintain market share, profit margin targets and profitability criteria. Due to these competitive forces, the Company may not be able to effectively compete without negative effects on our financial position and results of operations.

We are subject to regulation, changes to existing laws, and investigations that may affect our profitability or means of operations.

The Company is subject to extensive laws and regulations which are complex and subject to change. In addition, these laws and regulations are enforced by a number of different authorities including, but not limited to, the National Association of Insurance Commissioners ("NAIC"), individual state insurance regulators, the Securities and Exchange Commission ("SEC"), state attorney generals, and the U.S. Department of Justice. Compliance with these laws and regulations is time consuming and any changes may materially increase our compliance costs and other expenses of doing business. The regulatory framework at the state and federal level pertaining to insurance products and practices is advancing and could affect not only the design of our products but our ability to continue to sell certain products.

The Company is subject to government regulation in each of the states in which it conducts business with such regulation vested in state agencies having broad administrative power dealing with many aspects of the Company's business. Regulators oversee matters relating to sales practices, policy forms, claims practices, types and amounts of investments, reserve adequacy, insurer solvency, minimum amounts of capital and surplus, transactions with related parties, and payments of dividends. At any given time, the Company may be subject to a number of financial, market conduct, or other examinations or audits. These examinations or audits may result in payment of fines and penalties as well as changes in systems or procedures, any of these could have a material adverse effect on the Company's financial condition or results of operations. Other NAIC or state insurance regulator actions, such as the adoption of principles-based reserving or changes to RBC calculations, may adversely impact our business from time to time.

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

In 2010, the Dodd-Frank Act (“Dodd-Frank”) was enacted into law. Dodd-Frank called for expansive changes in the regulation and oversight of the financial industry intended to provide for greater supervision of financial industry entities, reduction of risk in banking practices and in securities and derivatives trading, enhancement of public company corporate governance practices and executive compensation disclosures, and greater protections to individual consumers and investors. Numerous provisions of Dodd-Frank required adoption of implementing rules and/or regulations. The process of adopting these have been substantially delayed beyond the timeframes imposed by Dodd-Frank. Dodd-Frank established a Federal Insurance Office with the Department of Treasury. The director of this office is required to conduct a study on how to modernize and improve the system of insurance regulation in the United States, accomplished by increased national uniformity through either a federal charter or effective action by the states. Legislative or regulatory requirements imposed may impact the Company in a variety of ways including placing the Company at a competitive disadvantage relative to its competition or other financial service entities, changing the competitive framework of the financial services sector and/or life insurance industry, making it more expensive for the Company to conduct its business, or requiring the reallocation of Company resources to legal and compliance-related activities. The 2017 change in the White House Administration has caused speculation as to whether many aspects of Dodd-Frank will be rescinded given their anti-competitive and compliance costly nature. Consequently, the impact of Dodd-Frank on the Company, as well as that on the financial industry and economy cannot be determined until all the rules and regulations called for under the Act have been finalized and implemented, if at all.

In 2016, the Department of Labor ("DOL") promulgated a conflict-of-interest fiduciary regulation, accompanied by new class exemptions and amendments to long-standing exemptions from the prohibited transaction provisions under ERISA, redefining who is considered to be a “fiduciary” for purposes of transactions with plans, plan participants and IRAs. The new rules effectively impose limits on interactions with existing and prospective customers for life insurance and annuity products that are qualified transactions. With the advent of the Trump Administration, the DOL acted to delay the effective date multiple times in order to more thoroughly consider the requirements of the regulation. The current delay extending until July 2019 postpones the implementation of the Best Interest Contract Exemption provision which is the most contentious issue for the life insurance industry. We may experience increased costs if we need to adapt our technology and operational infrastructure to meet disclosure and compliance requirements under the rule if ultimately retained as enacted. Our compliance with these rules could lead to a loss of customers and revenues, and otherwise adversely affect our business, results of operations, cash flows and financial condition.

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

The Brazilian authorities commenced an investigation into possible violations of Brazilian criminal law in connection with the issuance of the Company's insurance policies to Brazilian residents, and in assistance of such investigation a Commissioner appointed by the U.S. District Court for the Western District of Texas issued a subpoena upon the Company several years ago to provide information relating to such possible violations .  No conclusion can be drawn at this time as to its outcome or how such outcome may impact the Company's business, results of operations or financial condition.  The Company has been cooperating with the relevant governmental authorities the past several years in regard to this matter.  See “Legal Proceedings” in Item 3 of Part I of this report.
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

In the course of business, the Company makes certain assumptions regarding mortality, policy persistency, expenses, interest rates, business mix, investment performance and other factors concerning the type of business experience expected in future periods. Deferred policy acquisition costs ("DPAC") and deferred sales inducement ("DSI") amounts are calculated using a number of these assumptions. DPAC represent costs that vary with and are primarily related to the acquisition of new insurance and annuity contracts while DSI represents first year bonus interest amounts that are credited to policyholder account balances as an inducement to purchase the policy. Both are amortized over the expected lives of the policies. Amortization is dependent upon actual and estimated future gross profits ("EGP") generated by the lines of business that incurred the related expenses and are amortized over the expected lives of the corresponding contracts. The principal assumptions for determining EGP are mortality, persistency, expenses, investment returns (including capital gains and losses on assets supporting contract liabilities), and interest crediting rates to contract holders. DPAC and DSI recorded on the Consolidated Balance Sheets are tested to determine if they are recoverable under current assumptions. The estimates and assumptions used to amortize these deferred costs proportional to expected gross profits are also regularly reviewed. Due to the uncertainty associated with establishing these assumptions, the Company cannot, with precision, determine the exact pattern of profit emergence. Updates to these assumptions (commonly referred to as "unlocking") could result in an acceleration of amortization of DPAC and DSI. Accordingly, actual results could differ from the related assumptions which could have a material and adverse impact on the Company’s operating results.

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

The occurrence of natural disasters and catastrophes, including earthquakes, hurricanes, floods, tornadoes, fires, explosions, pandemic disease and man-made disasters, including acts of terrorism and military actions, could adversely affect the financial condition or results of operations of the Company. Such disasters and catastrophes could impact the Company directly by damaging our facilities, preventing employees from performing their duties or otherwise disturbing the Company’s ordinary business operations, as well as indirectly by changing the condition and behaviors of consumers, business counterparties and regulators and potentially causing declines or volatility in economic and financial markets. Disasters or a pandemic outbreak could disrupt public and private infrastructure, including communications and financial services, which could disrupt the Company's normal business operations. A terrorist attack affecting financial institutions could negatively impact the financial services industry as a whole and our business operations, investment portfolio and our profitability. In addition, such events and conditions could result in a decrease or halt in economic activity in large geographic regions, adversely impacting the marketing of the Company's business within such geographic areas which in turn could have an adverse effect on the Company. There can be no assurance that our business continuity plans and insurance coverages would be effective in mitigating any negative effects on our operations or profitability in the event of a terrorist attack or other disaster.

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

Despite implementation of a program of security measures, our information technology and other systems could be subject to physical or electronic break-ins, unauthorized tampering or other security breaches. The Company retains confidential information on its systems, including customer information and proprietary business information, and relies on sophisticated commercial technologies and third parties to maintain the security of those systems and information. The increasing volume and sophistication of computer viruses, hackers and other external threats may increase the vulnerability of the Company’s systems to data breaches. Even given our efforts to ensure the integrity of our systems, it is possible that we may not be able to anticipate all types of security breaches, especially in light of the ever-evolving techniques used by hackers, the inability to recognize invasive attacks until launched, and the capability of cyber attacks originating from a wide variety of sources. Anyone who is able to circumvent the Company's security measures could access, view, misappropriate, alter, or delete any information in the systems, including personally identifiable customer information, customer financial information, and proprietary business information. Security breaches or other technological failures may also produce regulatory inquiries, proceedings, litigation costs, and reputational damage. An increasing number of states require customers to be notified of any unauthorized access, use, or disclosure of their information. We may incur reimbursement and other expenses, including litigation settlements and other additional compliance costs.

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

In addition, the Company is subject to federal corporate income taxes but receives the benefit of certain tax provisions, including but not limited to, dividends-received deductions and insurance reserve deductions. Due to a variety of factors including the current Federal budget deficit and ongoing proposals from the U.S. Department of Treasury, from time to time Congress and various state legislatures entertain revenue-raising proposals contrary to the life insurance industry, either by raising rates or otherwise changing tax rules, and there is a risk that federal tax legislation could be enacted lessening or eliminating some or all of the tax advantages currently benefiting the Company and result in higher taxes. The Tax Cuts and Job Act ("Tax Act") which was passed in December 2017, besides reducing the federal corporate income tax rate from 35% to 21%, amended certain tax items unique to the life insurance industry which serve to increase the Company's federal taxable income. Chief among these in the Tax Act were the capping of the amount of tax reserves that the Company could currently deduct below previous thresholds and increasing the amount of acquisition expenses the Company is required to defer for deduction to future periods.

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

Differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases give rise to deferred tax assets. These deferred tax assets represent future tax savings that would otherwise be paid in cash. GAAP requires that such deferred tax assets be analyzed for their future realizability which is dependent upon the generation of sufficient future taxable income with which to utilize the deferred tax assets. If it is determined that it is more likely than not all or a portion of the deferred tax assets cannot be realized, then an offsetting valuation allowance must be established with a corresponding charge to net income.

The Company's current assessment of future taxable income in combination with the consideration of available tax planning opportunities has determined that it is more likely than not that it will generate sufficient taxable income to realize its deferred tax assets. This assessment of the realizability of our deferred tax assets requires significant judgment. If future events deviate from the Company's current assessment and cause a failure to achieve our projections, a valuation allowance may need to be established which could have a material adverse effect on the Company's results of operations and financial condition. The Company's year-end net deferred tax assets reflect the top marginal corporate income tax rate of 21% prescribed by the Tax Act. Any future reduction in this rate would cause a further write-down of our deferred tax assets.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

During 2016, National Western created a new operating entity, Braker P III, LLC ("BP III"), to own and manage the operations of a 196,400 square foot commercial office building in Austin, Texas, which BP III acquired. The purchase price of the property was $49.3 million, exclusive of closing costs and fees. The Company relocated its principal office to this facility during the fourth quarter of 2017, occupying approximately 78,100 square feet. Nearly 89,000 square feet is currently leased by BP III to other third party tenants with the remaining 29,300 square feet actively being marketed.

The Westcap Corporation, a wholly owned subsidiary of National Western, owns the Company’s former office location in Austin, Texas and two buildings adjacent to it, totaling approximately 93,000 square feet which are currently available for sale.  The Company’s affiliate, Regent Care Building, LP, owns a 65,000 square foot building in Reno, Nevada, which is leased and utilized by another of the Company’s affiliates, Regent Care Operations, LP, for use in its nursing home operations.  The Company’s subsidiary, Regent Care San Marcos A-3 LP, owns a 74,000 square foot building in San Marcos, Texas, which is also used in nursing home operations.  Lease costs and related operating expenses for facilities of the Company’s subsidiaries are currently not significant in relation to the Company’s Consolidated Financial Statements.  The intercompany lease costs related to The Westcap Corporation and the nursing homes have been eliminated for consolidated reporting purposes.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of business, the Company is involved or may become involved in various legal actions in which claims for alleged economic and punitive damages have been or may be asserted, some for substantial amounts. In recent years, carriers offering life insurance and annuity products have faced litigation, including class action lawsuits, alleging improper product design, improper sales practices, and similar claims. The Company has been a defendant in prior years in such class action lawsuits. Given the uncertainty involved in these types of actions, the ability to make a reliable evaluation of the likelihood of an unfavorable outcome or an estimate of the amount of or range of potential loss is endemic to the particular circumstances and evolving developments of each individual matter on its own merits.

On October 26, 2011 the Brazilian Superintendence of Private Insurance (“SUSEP”) attempted to serve National Western with a subpoena regarding an administrative proceeding initiated by SUSEP in which it alleged that the company was operating as an insurance company in Brazil without due authorization.  National Western had been informed that SUSEP was attempting to impose a penal fine, based on currency exchange rates at that time, of approximately $6.0 billion on the company.  SUSEP unsuccessfully attempted to serve National Western with notice regarding this matter.  The company does not transact business in Brazil and has no officers, employees, property, or assets in Brazil.  National Western believes that SUSEP has no jurisdiction over the company, that SUSEP's attempts at service of process were invalid, and that any penal fine would be unenforceable.  In addition, a law recently enacted in Brazil limited the amount of any penal fine to 3 million reais (approximately $960,000). For the reasons described above, the Company does not believe that this matter meets the definition of a material pending legal proceeding as such term is defined in Item 103 of Regulation S-K but has included the foregoing description solely due to the purported amount of the fine sought at that time. Despite SUSEP's lack of jurisdiction over National Western and absence of National Western officers, employees, property, or assets in Brazil, SUSEP affirmed its imposition of a penal fine against National Western, but in the reduced amount of 3 million reais (approximately $960,000). In light of the substantial reduction in the proposed penal fine by SUSEP, during the fourth quarter of 2016 National Western paid the penal fine in the reduced amount under protest and thereby retained its rights to seek judicial review in Brazil of the merits of the SUSEP charges. In consideration of these developments, National Western ceased accepting new applications from residents in Brazil in the fourth quarter of 2015.

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

On September 28, 2017, a purported shareholder derivative lawsuit was filed in the 122nd District Court of Galveston County, State of Texas entitled Robert L. Moody, Jr. derivatively on behalf of National Western Life Insurance Company and National Western Life Group, Inc. v. Ross Rankin Moody, et al., naming certain current and former directors and current officers as defendants.  The complaint challenges the directors’ oversight of insurance sales to non-U.S. residents and alleges that the defendants breached their fiduciary duties in the conduct of their duties as board members by failing to act (i) on an informed basis and (ii) in good faith or with the honest belief that their actions were in the best interests of the Company.  The complaint seeks an undetermined amount of damages, attorneys’ fees and costs, and equitable relief, including the removal of the Company’s Chairman and Chief Executive Officer and other board members and/or officers of the Company.  The Company believes that the claims in the complaint are baseless and without merit, will vigorously defend this lawsuit, and will seek reimbursement of all legal costs and expenses from plaintiff.  The Company believes, based on information currently available, that the final outcome of this lawsuit will not have a material adverse effect on the Company’s business, results of operations, or consolidated financial position. The companies and directors filed their respective Pleas to the Jurisdiction ("Pleas") contesting the plaintiff's standing to even pursue this action, along with their Answers, on October 27, 2017. On December 14, 2017, plaintiff filed a Response to the Pleas and on December 21, 2017, the Court heard oral argument on the Pleas. Plaintiff then filed a First Amended Petition on January 11, 2018. The companies and directors filed a Supplement to the Pleas on January 30, 2018, to which plaintiff responded on February 1, 2018, and the companies and directors replied on February 9, 2018. The Pleas remain pending before the Court.
Although there can be no assurances, at the present time, the Company does not anticipate that the ultimate liability arising from such other potential, pending, or threatened legal actions will have a material adverse effect on the financial condition or operating results of the Company.

Separately, Brazilian authorities commenced an investigation into possible violations of Brazilian criminal law in connection with the issuance of National Western insurance policies to Brazilian residents, and in assistance of such investigation a Commissioner appointed by the U.S. District Court for the Western District of Texas issued a subpoena upon the company to provide information relating to such possible violations. No conclusion can be drawn at this time as to its outcome or how such outcome may impact the Company’s business, results of operations or financial condition. National Western is cooperating with the relevant governmental authorities in regard to this matter.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY,
RELATED STOCKHOLDER MATTERS AND ISSUER
PURCHASES OF EQUITY SECURITIES

Market Information

The Class A common stock of National Western Life Group, Inc. ("NWLGI" or the "Company") is listed for trading on The NASDAQ - Stock Market® ("Nasdaq") under the symbol “NWLI”.  The quarterly high and low sales prices for the Company's common stock for each quarter during the past two calendar years as reported on Nasdaq, and the cash dividends declared per common share, are shown in the following table.

Class A Common Stock Data (per share)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2017:
High	$331.70	332.00	352.03	368.00
Low	287.10	294.39	318.84	329.53
Dividends Declared	—	—	—	0.36
2016:
High	$248.79	234.40	209.83	319.10
Low	201.70	191.27	187.77	203.01
Dividends Declared	—	—	—	0.36

There is no established public trading market for the NWLGI’s Class B common stock.

Equity Security Holders

The number of stockholders of record on February 28, 2018 was as follows:

Class A Common Stock	2,798
Class B Common Stock	2

Dividends

Class B common stockholders receive dividends at one-half the rate declared on Class A common stock. During 2017, NWLGI paid cash dividends on its Class A and Class B common stock in the amounts of $1,237,020 and $36,000, respectively.  During 2016, the Company also paid cash dividends on its Class A and Class B common stock in the amounts of $1,237,020 and $36,000, respectively.  Payment of dividends is within the discretion of the Company’s Board of Directors. Payment of dividends by National Western Life Insurance Company ("National Western") to NWLGI, as sole owner, are also within the discretion of National Western's Board of Directors, but are subject to prescribed limitations set by the Colorado Division of Insurance without prior approval.  The Company’s general policy is to reinvest earnings internally to finance the development of new business, provide for potential acquisitions, and to lend support to its financial strength ratings assigned by independent rating agencies.

Securities Authorized For Issuance Under Equity Compensation Plans

The Company has two equity compensation plans that were approved by security holders. These plans were assumed by NWLGI from National Western in 2015 pursuant to the terms of the reorganization. Under the two plans, a total of 18,018 shares of the Company’s Class A common stock may be issued upon exercise of the outstanding options at December 31, 2017.  Of this amount, 13,018 stock options are outstanding under a grant dated April 18, 2008, and 5,000 are outstanding under a grant dated June 20, 2008. These options expire on their respective dates in 2018 and will be forfeited by the option holders (officers and directors) unless exercised prior to this dates. The weighted average exercise price of the outstanding options is $242.07 per option.  Excluding the outstanding options, 291,000 shares of Class A common stock remain available for future issuance under the plans at December 31, 2017.

Performance Graph

The following graph compares the change in the Company's cumulative total stockholder return on its common stock with the NASDAQ - U.S. Companies Index and the NASDAQ - Insurance Stock Index. The graph assumes that the value of the Company's Class A common stock and each index was $100 at December 31, 2012, and that all dividends were reinvested.

Issuer Purchases of Equity Securities

Effective August 22, 2008, National Western adopted and implemented a limited stock buy-back program associated with the company's 2008 Incentive Plan which provides Option Holders the additional alternative of selling shares acquired through the exercise of options directly back to the company. This program succeeded a similar buy-back program implemented March 10, 2006 associated with the company's 1995 Stock Option and Incentive Plan. Option Holders may elect to sell such acquired shares back to the company at any time within ninety (90) days after the exercise of options at the prevailing market price as of the date of notice of election. These plans and program were assumed by NWLGI from National Western in 2015 pursuant to the terms of the holding company reorganization.

The following table sets forth the Company’s issuance and repurchase activity of its Class A common shares from Option Holders for the quarter ended December 31, 2017.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May yet Be Purchased Under the Plans or Programs

October 1, 2017 through October 31, 2017	—	$—	N/A	N/A
November 1, 2017 through November 30, 2017	1,000	$337.41	N/A	N/A
December 1, 2017 through December 31, 2017	—	$—	N/A	N/A

Total	1,000	$337.41	N/A	N/A

Purchased shares are reported in the Company's Consolidated Financial Statements as authorized and unissued.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following five-year financial summary includes comparative amounts derived from the audited Consolidated Financial Statements. (1)

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands except per share amounts)
Earnings Information:
Revenues:
Universal life and annuity contract charges	$159,968	163,447	155,608	150,596	148,388
Traditional life premiums	18,962	19,276	19,699	19,519	19,078
Net investment income	659,685	467,674	379,114	505,430	660,432
Other revenues	21,070	18,901	28,166	21,630	23,716
Net realized investment gains (losses)	14,763	13,070	7,209	11,605	8,653

Total revenues	874,448	682,368	589,796	708,780	860,267

Benefits and expenses:
Life and other policy benefits	71,485	65,529	67,452	54,295	60,050
Amortization of deferred policy acquisition costs	114,387	121,139	120,333	115,154	108,233
Universal life and annuity contract interest	437,019	248,390	176,901	298,259	454,594
Other operating expenses	107,002	94,448	78,442	83,551	95,693

Total benefits and expenses	729,893	529,506	443,128	551,259	718,570

Earnings before Federal income taxes	144,555	152,862	146,668	157,521	141,697
Federal income taxes	34,134	51,970	48,272	51,933	45,450

Net earnings	$110,421	100,892	98,396	105,588	96,247

Basic Earnings Per Share:
Class A	$31.23	28.53	27.83	29.87	27.23
Class B	$15.61	14.27	13.91	14.93	13.61

Diluted Earnings Per Share:
Class A	$31.23	28.53	27.82	29.85	27.19
Class B	$15.61	14.27	13.91	14.93	13.61

Balance Sheet Information:
Total assets	$12,225,094	11,894,981	11,612,576	11,351,892	10,830,416

Total liabilities	$10,392,920	10,173,153	10,000,590	9,795,572	9,382,468

Stockholders’ equity	$1,832,174	1,721,828	1,611,986	1,556,320	1,447,948

Book value per common share	$503.88	473.53	443.32	428.01	398.36

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

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) of National Western Life Group, Inc. (formerly National Western Life Insurance Company and subsidiaries) for the three years ended December 31, 2017 follows.  This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and related notes beginning on page 84 of this report.

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

Due to the business of accepting funds to pay future obligations in later years and the underlying economics, the relevant factors affecting the Company’s overall business and profitability include the following:

●	the level of sales and premium revenues collected
●	persistency of policies and contracts
●	return on investments sufficient to produce acceptable spread margins over interest crediting rates
●	investment credit quality which minimizes the risk of default or impairment
●	levels of policy benefits and costs to acquire business
●	the level of operating expenses
●	effect of interest rate changes on revenues and investments including asset and liability matching
●	maintaining adequate levels of capital and surplus
●	actual levels of surrenders, withdrawals, claims and interest spreads
●	changes in assumptions for amortization of deferred policy acquisition expenses and deferred sales inducements
●	changes in the fair value of derivative index options and embedded derivatives pertaining to fixed-index life and annuity products
●	pricing and availability of adequate reinsurance
●	litigation subject to unfavorable judicial development, including the time and expense of litigation

The Company monitors these factors continually as key business indicators.  The discussion that follows in this Item 7 includes these indicators and presents information useful to an overall understanding of the Company’s business performance in 2017, incorporating required disclosures in accordance with the rules and regulations of the SEC.

Impact of Recent Business Environment

The Company's business is generally aided by an economic environment experiencing growth, whether moderate or vibrant, characterized by metrics which indicate improving employment data and increases in personal income growth. When the Federal Reserve increased the benchmark interest rate in December, it extolled solid growth and an acceleration in housing spending. The unemployment rate ended the year at 4.1% improving from 4.7% at the end of the previous year. Retail sales showed solid growth at year's end suggesting the economy exited 2017 with good momentum.

With regard to the credit market, industry analysts and observers generally agree that a sudden jump in interest rate levels, while presently a highly unlikely scenario, would be harmful to life insurers with interest-sensitive products as it could provide an impetus for abnormal levels of product surrenders and withdrawals at the same time fixed debt securities held by insurers declined in market value. Currently, the consensus view of the Federal Reserve's course of action is predicated on the thesis that the U.S. economy is in a position to absorb a series of interest rate hikes without impeding ongoing economic growth. A progression of carefully measured increases in interest rate levels would be beneficial to financial service institutions, including life insurance companies. After the rate increase in December 2017, the current interest rate path is for another three interest rate hikes in 2018. It is uncertain what direction and at what pace interest rate movements may occur in the future and what impact, if any, such movements would have on the Company’s business, results of operations, cash flows or financial condition.

The U.S. life insurance sector today is faced with an interest rate, economic and regulatory environment making strategic long-term planning decisions more challenging and vulnerable to inaccurate assessments. In an environment such as this, the need for a strong capital position that can cushion against unexpected bumps is critical for stability and ongoing business activity. The Company's operating strategy continues to be focused on maintaining capital levels substantially above regulatory and rating agency requirements. Our business model is predicated upon steady growth in invested assets while managing the block of business within profitability objectives. A key premise of our financial management is maintaining a high quality investment portfolio, well matched in terms of duration with policyholder obligations, that continues to outperform the industry with respect to adverse impairment experience. This discipline enables the Company to sustain resources more than adequate to fund future growth and absorb abnormal periods of cash outflows.

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

Consolidated Operations

Revenues.  The following details Company revenues:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)

Universal life and annuity contract charges	$159,968	163,447	155,608
Traditional life premiums	18,962	19,276	19,699
Net investment income (excluding derivatives)	436,810	439,310	440,864
Other revenues	21,070	18,900	28,166

Operating revenues	636,810	640,933	644,337
Derivative gain (loss)	222,875	28,364	(61,750)
Net realized investment gains (losses)	14,763	13,070	7,209

Total revenues	$874,448	682,367	589,796

Universal life and annuity contract revenues - Revenues for universal life and annuity contract charges decreased slightly in 2017 compared to 2016 largely due to lower surrender charge revenue from terminated policies as shown below. Revenues for universal life and annuity products consist of policy charges for the cost of insurance, administration charges, and surrender charges assessed against policyholder account balances, less reinsurance premiums as depicted in the following table.

	Years Ended December 31,
Contract Charges:	2017	2016	2015
	(In thousands)

Cost of insurance and administrative charges	$134,884	133,997	133,710
Surrender charges	42,061	44,828	41,348
Other charges	(173)	856	(3,821)
Gross contract revenues	176,772	179,681	171,237

Reinsurance premiums	(16,804)	(16,234)	(15,629)

Net contract charges	$159,968	163,447	155,608

Cost of insurance charges were $107.5 million in 2017 compared to $106.02 million in 2016 and $105.2 million in 2015. Cost of insurance charges typically trend with the size of the universal life insurance block in force and the amount of new business issued during the period.  At December 31, 2017, the volume of universal life insurance in force decreased to $16.2 billion from $17.4 billion as of the end of 2016. However, during 2016 the Company increased its cost of insurance charges in accordance with its policy provisions on certain blocks of international life insurance policies which were in effect for the entirety of 2017 and helped to mitigate the decline in insurance in force. Administrative charges were $27.4 million, $27.8 million, and $28.6 million for the years ended December 31, 2017, 2016 and 2015, respectively, and correlate with new universal life insurance business sales by the number of policies placed, the amount of premiums received and the volume of insurance issued.

Surrender charges assessed against policyholder account balances upon withdrawal were $42.1 million in 2017 compared to $44.8 million in 2016 and $41.3 million in 2015. While the Company earns surrender charge income that is assessed upon policy terminations, the Company’s overall profitability is enhanced when policies remain in force and additional contract revenues are realized and the Company continues to make an interest rate spread equivalent to the difference it earns on its investment and the amounts that it credits to policyholders. Policy lapse rates in 2017 for domestic life insurance and annuities segments were improved from those experienced in 2016 while the international life segment continued to exhibit higher lapse rates. The spike in surrender charge income recognized in 2016 over 2015 reflects a higher international life insurance lapse rate, most noticeably in the countries from which the Company ceased accepting applications from residents in the fourth quarter of 2015. Surrender charge income recognized is also dependent upon the duration of policies at the time of surrender (i.e. later duration policy surrenders have lower surrender charges assessed and earlier policy surrenders have a higher surrender charge assessed).

The growth in domestic life insurance sales the past several years has been driven principally by the sale of single premium life insurance products. In 2013, the Company began deferring the premium load associated with these products and spreading it over future income periods. The amounts shown above as "Other charges" represent the net of current year deferrals of premium loads against previously capitalized amounts being amortized into revenue. During 2016, the amount of amortization of deferred premium loads overtook current period deferrals due to slightly lower sales compared to those in 2017 and 2015.

Traditional life premiums - Traditional life premiums have been relatively level over the past three years.  Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period. The Company’s life insurance sales focus has been primarily centered around universal life products.  Universal life products, especially the Company’s equity-index universal life products, which offer the opportunity for consumers to acquire life insurance protection and receive credited interest linked in part to an outside market index such as the S&P 500 Index®, have been more popular product offerings in the Company’s markets representing 93% of new life insurance sales in 2017. The majority of traditional life premiums reside in the Company's international life segment.

Net investment income (with and without derivatives) - A detail of net investment income is provided below.

	Years Ended December 31,
	2017	2016	2015
	(In thousands)

Gross investment income:
Debt and equities	$409,401	416,638	416,633
Mortgage loans	11,045	7,964	10,274
Policy loans	3,485	3,700	3,938
Short-term investments	1,012	668	197
Other invested assets	13,137	11,432	10,939

Total investment income	438,080	440,402	441,981
Less: investment expenses	1,270	1,092	1,117

Net investment income (excluding derivatives)	436,810	439,310	440,864

Derivative gain (loss)	222,875	28,364	(61,750)

Net investment income	$659,685	467,674	379,114

Debt and equity securities generated approximately 94% of total investment income, excluding derivative gains and losses, in 2017 consistent with prior years. The Company’s strategy is to invest substantially all of its cash flows in fixed debt securities within its guidelines for credit quality, duration, and diversification. The Company has experienced incremental cash flow from new business and investment income from its portfolio to be used for investing in debt securities which has caused the debt securities portfolio to grow from $10.0 billion at December 31, 2015 to $10.2 billion at December 31, 2016 and to $10.3 billion at December 31, 2017. Investment yields on new bond purchases in 2017 remained below the portfolio's weighted average yield of approximately 3.97% at December 31, 2017. The yield on debt security purchases to fund insurance operations increased to 3.57% in 2017 from 3.38% in 2016. Also impacting bond portfolio returns has been the volume of higher yielding debt securities maturing or being called by borrowers with the proceeds being reinvested into lower yielding securities.

The Company’s new mortgage loan activity has been relatively low in recent years given the low level of rates and the higher level of risk associated with commercial properties in this economic environment. Due to a concerted effort, the volume of new mortgage loan originations during 2017 and 2016 increased from prior year levels. Mortgage loan investment income in 2017 and 2015 were at slightly higher levels due to incremental contributions from loan prepayment fees and profit participation receipts during the year. Policy loan, short-term investments, and other invested asset balances outstanding have remained relatively stable over the past few years.

In order to evaluate underlying profitability and results from ongoing operations, net investment income performance is analyzed excluding derivative gain (loss), which is a common practice in the insurance industry.  Net investment income and average invested assets shown below includes cash and cash equivalents. Net investment income performance is summarized as follows:

	Years Ended December 31,
	2017	2016	2015
	(In thousands except percentages)

Excluding derivatives:
Net investment income	$436,810	439,310	440,864
Average invested assets, at amortized cost	$10,623,632	10,406,589	10,132,747
Annual yield on average invested assets	4.11%	4.22%	4.35%

Including derivatives:
Net investment income	$659,685	467,674	379,114
Average invested assets, at amortized cost	$10,781,320	10,486,115	10,209,095
Annual yield on average invested assets	6.12%	4.46%	3.71%

The decline in average invested asset yield, excluding derivatives, from 2015 to 2016 and to 2017 is due to the Company continuing to obtain lower yields on newly invested cash inflows.  As described above, the Company invests substantially all of its net cash flows in debt securities whose new money yields have remained below the weighted average portfolio yield. The pattern in average invested asset yield, including derivatives, incorporates increases and decreases in the fair value of index options purchased by the Company to support its fixed-index products. Fair values of the purchased call options recorded net gains in 2017 and 2016 and a net loss in 2015 corresponding to the movement in the S&P 500 Index® during these periods (the primary index the Company's fixed-index products employ). Refer to the derivatives discussion following this section for a more detailed explanation.

Other revenues - Other revenues primarily pertain to the Company’s two nursing home operations in Reno, Nevada and San Marcos, Texas. Revenues associated with these operations were $18.2 million, $18.2 million and $20.6 million in 2017, 2016 and 2015, respectively. Beginning in 2017, other revenues includes the operations of Braker P III ("BP III"), a new subsidiary created at the end of 2016 to own and manage a commercial office building it acquired (Refer to Item 2. Properties in Part I of this filing for further discussion). Revenues associated with BP III were $1.5 million in 2017. Other revenues also includes the annual revaluation of fair value of the life interest in the Libbie Shearn Moody Trust.

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

Gains and losses from index options are substantially due to changes in equity market conditions.  Index options are intended to act as hedges to match the returns on the product’s underlying reference index and the rise or decline in the index relative to the index level at the time of the option purchase which causes option values to likewise rise or decline. As income from index options fluctuates with the underlying index, the contract interest expense to policyholder accounts for the Company’s fixed-index products also fluctuates in a similar manner and direction. During 2017 and 2016, the reference indices increased and the Company recorded each year an overall gain from index options with a corresponding increase in contract interest expense in an amount relative to the gains recorded. In 2015, the reference indices decreased and an overall loss from index options was incurred and contract interest expense similarly declined.

The table below summarizes the derivative gain (loss) amounts and total contract interest by year.

	Years Ended December 31,
	2017	2016	2015
	(In thousands)

Derivatives:
Unrealized gain (loss)	$74,607	92,559	(88,129)
Realized gain (loss)	148,268	(64,195)	26,379

Total gain (loss) included in net investment income	$222,875	28,364	(61,750)

Total contract interest	$437,019	248,390	176,901

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

The financial statement investment spread, the difference between investment income and interest credited to contractholders, is subject to variations from option performance during any given period. For example, many of the company's equity-index annuity products provide for the collection of asset management fees. These asset management fees are assessed when returns on expiring options are positive, and they are collected prior to passing any additional returns above the assessed management fees to the policy contractholders. During periods of positive returns, the collected asset management fees serve to increase the financial statement spread by increasing option realized gains reported as investment income in an amount greater than interest credited to policy contractholders which is reported as contract interest expense. Asset management fees collected in 2017, 2016, and 2015 were $31.8 million, $6.4 million, and $10.6 million, respectively.

Net realized investment gains (losses) - Realized gains (losses) on investments include proceeds on bond calls and sales as well as impairment write-downs on investments in debt and equity securities and real estate. The net investment gains reported in 2017 consisted of gross gains of $15.0 million, primarily from calls of debt securities, offset by gross losses of $0.2 million, which included $0.1 million of other-than-temporary impairment losses. Included in the gross gains is approximately $2.3 million realized from a partial sale of the Company's previous home office land property to the Texas Department of Transportation to be used in the construction of roadway expansion.

The Company records impairment write-downs when a decline in value is considered to be other-than-temporary and full recovery of the investment is not expected. Impairments due to credit factors are recorded in the Company’s Consolidated Statements of Earnings while non-credit (liquidity) impairment losses are included in the Consolidated Statements of Comprehensive Income (Loss).  Impairment and valuation write-downs reflected in the Consolidated Statements of Earnings are summarized in the following table.

	Years Ended December 31,
	2017	2016	2015
	(In thousands)

Impairment or valuation write-downs:
Debt securities	$—	—	—
Equities	112	—	252
Mortgage loans	—	—	—
Real estate	—	—	—

Total	$112	—	252

Equity impairments (common stocks) represent a mark-to-market write-down on securities in which the market discount to book value was considered significant and had been maintained for several reporting periods. Equity securities represent 0.1% of invested assets and individual holdings have an average cost basis of approximately $43,000.

Benefits and Expenses. The following details benefits and expenses.

	Years Ended December 31,
	2017	2016	2015
	(In thousands)

Life and other policy benefits	$71,485	65,529	67,452
Amortization of deferred policy acquisition costs	114,387	121,139	120,333
Universal life and annuity contract interest	437,019	248,390	176,901
Other operating expenses	107,002	94,447	78,442

Totals	$729,893	529,505	443,128

Life and other policy benefits - Life and other policy benefits include death claims of $38.6 million, $31.3 million and $38.2 million for 2017, 2016 and 2015, respectively. While death claim amounts are subject to variation from period to period, the Company’s mortality experience has generally been consistent with or better than its product pricing assumptions. Mortality exposure is managed through reinsurance treaties under which the Company's retained maximum net amount at risk on any one life is capped at $500,000.

Life and other policy benefits also includes policy liabilities held associated with the company's traditional life products, including riders. The increases in these liabilities were $17.9 million, $17.5 million, and $19.8 million in 2017, 2016, and 2015, respectively. In 2016, the company recorded a prospective unlocking adjustment (see below) which included the company's withdrawal benefit rider ("WBR"), a component of these policy liabilities. The effect of this prospective unlocking was to decrease WBR reserves by $3.1 million which decreased life and other policy benefits by a like amount.

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

The following table identifies the effects of unlocking adjustments on DPAC balances recorded through amortization expense separate from recurring amortization expense components for 2017, 2016 and 2015.

	Years Ended December 31,
Amortization of DPAC	2017	2016	2015
	(In thousands)

Unlocking adjustments	$(11,857)	(13,840)	(1,810)
Other amortization components	126,244	134,979	122,143

Totals	$114,387	121,139	120,333

In 2017, the Company unlocked its DPAC balance for: (1) International life favorable mortality, better than expected persistency from disengaged countries, and enforcement of an interest rate clawback on certain universal life policies which collectively reduced amortization expense by $28.0 million; (2) Annuity surrender/annuitization assumptions and tighter crediting rate spreads which increased amortization by $15.1 million; and (3) Domestic and International life crediting rate spreads on certain equity-indexed universal life products which increased amortization expense by $1.1 million.

During 2016, the Company unlocked its DPAC balance for: (1) favorable mortality in the Domestic life insurance segment resulting in reduced amortization expense by $8.2 million; (2) International life insurance favorable mortality, increased cost of insurance charges that had been implemented during the year, and higher lapse assumptions for policies associated with residents in "disengaged countries" (countries which the Company ceased accepting applications from residents in 2015) collectively decreasing DPAC amortization expense by $7.3 million; (3) updating surrender and annuitization rates on indexed, single tier, and two tier annuities which increased DPAC amortization expense by $3.7 million; and (4) updating DPAC future profit projections for universal life insurance riders which had not been previously included in software models which resulted in decreasing DPAC amortization expense by $2.1 million.

In 2015, the Company unlocked its DPAC balance for: (1) International Life for favorable mortality experience on one of its universal life products, the effect of which was to decrease DPAC amortization expense by $7.1 million; and (2) Annuity future expense assumptions pertaining to product development override costs (trailer commissions) which it is obligated to pay certain contracted National Marketing Organizations, the effect of which was to increase DPAC amortization expense by $5.3 million.

As the DPAC balance is an asset on the Company's Consolidated Balance Sheets, GAAP provides for an earned interest return on the unamortized balance each period. The earned interest serves to increase the DPAC balance and reduce other amortization component expense. The rate at which the DPAC balance earns interest is the average credited interest rate on the company's universal life and annuity policies in force, including credited interest on equity-indexed policies. The amount of earned interest on DPAC balances recorded was $33.5 million, $10.5 million, and $20.5 million in 2017, 2016, and 2015, respectively, decreasing other amortization component expense.

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

The Company's approximated average credited rates, excluding and including equity-indexed products, were as follows:

	December 31,			December 31,
	2017	2016	2015	2017	2016	2015
	(Excluding fixed-index products)			(Including fixed-index products)

Annuity	2.19%	2.27%	2.43%	3.81%	1.97%	1.66%
Interest sensitive life	3.41%	3.62%	3.71%	7.77%	4.28%	3.00%

Contract interest reported in financial statements also encompasses the performance of the index options associated with the Company's fixed-index products. As previously noted, the market value changes of these derivative features resulted in net realized and unrealized gains (losses) in 2017, 2016 and 2015 of $222.9 million, $28.4 million and $(61.8) million, respectively. In 2017, this figure was comprised of unrealized gains totaling $74.6 million plus realized gains of $148.3 million. These positive returns similarly increase the average credited rates for the periods shown.

Generally, the impact of the market value change of index options on asset values aligns closely with the movement of the embedded derivative liability held for the Company's fixed-index products such that the net effect upon pretax earnings is negligible (i.e. net realized and unrealized gains/(losses) included in net investment income approximate the change in contract interest associated with the corresponding embedded derivative liability change). However, other aspects of the embedded derivatives can cause deviations to occur between the change in index option asset values included in net investment income and the change in the embedded derivative liability included in contract interest. As noted in the discussion of net investment income, the collection of asset management fees in a period can cause investment income to increase marginally higher than contract interest expense. In addition, accounting rules require the embedded derivative liability to include a projection of asset management fees estimated to be collected in the next fiscal year. The change in this projection, plus or minus, is included in contract interest expense for the period being reported on. During the years ended December 31, 2017, 2016, and 2015, contract interest was increased/(decreased) by $6.9 million, ($15.9 million), and $2.0 million, respectively, for this occurrence. Refer to Note 15 Derivative Investments in the accompanying Notes to Consolidated Financial Statements for further information.

Contract interest expense also includes reserve changes for immediate annuities, two tier annuities, excess death benefits, excess annuitizations, and amortization of deferred sales inducement balances. These items are offset by policy charges assessed for policies having the withdrawal benefit rider. As changes in these items collectively impact contract interest expense, financial statement interest spread is also affected. For the years ended December 31, 2017, 2016, and 2015 the changes in these items increased contract interest expense by $38.1 million, $46.9 million, and $42.8 million, respectively.

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

As part of the DPAC balance unlockings previously discussed for 2017, 2016, and 2015, the Company unlocked its deferred sales inducement balance. The effect of the prospective unlocking was to decrease the deferred sales inducement balance by $4.3 million, $1.7 million, and $1.8 million, in 2017, 2016, and 2015, respectively, and thereby increasing contract interest expense by a related amount for each period.

In addition to the unlockings of the DPAC and deferred sales inducement balances in 2016 and 2017, the Company unlocked its excess benefit reserves (International life) and two tier annuity reserves. As noted previously, changes in these items are also components of contract interest expense. The unlockings of these reserves increased contract interest expense by $13.7 million and $3.0 million in 2017 and 2016, respectively.

Other operating expenses - Other operating expenses consist of general administrative expenses, licenses and fees, commissions not subject to deferral, nursing home expenses, real estate expenses and compensation costs. These are summarized in the table that follows.

	Years Ended December 31,
	2017	2016	2015
	(In thousands)

General insurance expenses	$38,074	31,298	21,374
Nursing home expenses	16,804	17,924	19,239
Compensation expenses	27,146	28,151	19,981
Commission expenses	10,738	11,206	11,934
Real estate expenses	2,993	—	—
Taxes, licenses and fees	11,247	5,868	5,914

Totals	$107,002	94,447	78,442

General insurance expenses include expenditures for software and amortization of previously capitalized information technology expenditures. The Company has progressively released into production components of system development over the past couple of years initiating amortization of these capitalized costs. Software costs, including amortization expense, for 2017, 2016, and 2015 were $9.0 million, $8.6 million, and $3.3 million, respectively. General insurance expenses also include payments and provisions made relating to potential or contingent legal liabilities. Expenses related to these items were $8.5 million, $4.2 million, and $0.1 million in 2017, 2016, and 2015, respectively. The 2017 amount pertains to an $8.2 million loss contingency recorded by the Company at December 31, 2017 related to excess premiums on certain of its policies. The 2016 amount includes a $1.3 million payment (including interest and expenses) to insurance authorities in Brazil pertaining to administrative proceedings in that country and a $2.9 million provision for an annuity contract matter in Puerto Rico in litigation. Refer to the Legal Proceedings narrative in Part I, Item 3 of this Form 10-K.

Nursing home expenses reflect the operations of the Company's two facilities in Reno, Nevada and San Marcos, Texas. The lower expense level in 2017 compared to the prior two years corresponds with decreased revenues from lower census figures and the resultant cost containment measures undertaken to manage profitability.

Compensation expenses include share-based compensation costs related to outstanding vested and nonvested stock options and stock appreciation rights ("SARs"), restricted stock units ("RSUs"), and performance share units ("PSUs"). The related share-based compensation costs move in tandem not only with the number of awards outstanding but also with the movement in the market price of the Company's Class A common stock as a result of marking the stock options, SARs, and RSUs to fair value under the liability method of accounting. Consequently, the related expense amount varies positive or negative in any given period. For the three years shown, share-based compensation expense totaled $5.0 million in 2017, $7.9 million in 2016 and $(0.9) million in 2015. These expense levels reflect a change in the Company's Class A common share price from $269.25 at December 31, 2014 to $251.94 at December 31, 2015 to $310.80 at December 31, 2016 and to $331.02 at December 31, 2017. In addition to the changes in price of the Company's Class A common shares, there were 22,184 and 14,643 SARs granted to officers of National Western in 2017 and 2016. No awards of stock options or SARs were granted in 2015.

Real estate expenses shown for 2017 pertain to the commercial building operated by Braker P III. The building was acquired at year-end 2016.

Taxes, licenses and fees include premium taxes and licensing fees paid to state insurance departments, guaranty fund assessments, the Company portion of social security and Medicare taxes, state income taxes, and other state and municipal taxes. State income taxes are generally determined by apportioning the company's federal taxable income based upon premium generated from a particular state as a percentage of total premiums. Federal taxable income is derived from the company's statutory financial results. State income tax expense was $2.5 million, $0.7 million, and $0.5 million in 2017, 2016, and 2015, respectively. Premium tax expenses for the years ended December 31, 2017, 2016, and 2015 were $4.0 million, $2.6 million, and $2.9 million, respectively. The 2017 expense also includes withholding tax liabilities for international policy distributions not previously withheld on.

Segment Operations

Summary of Segment Earnings

A summary of segment earnings from continuing operations for the years ended December 31, 2017, 2016 and 2015 is provided below.  The segment earnings exclude realized gains and losses on investments, net of taxes.

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
	(In thousands)

Segment earnings (loss):
2017	$2,835	59,025	17,409	21,556	100,825
2016	3,411	50,942	22,687	15,357	92,397
2015	568	42,647	29,564	20,931	93,710

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below.

	Years Ended December 31,
	2017	2016	2015
	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$37,387	34,728	30,743
Net investment income	73,866	39,691	27,172
Other revenues	46	119	56

Total premiums and other revenues	111,299	74,538	57,971

Benefits and expenses:
Life and other policy benefits	18,565	17,908	17,905
Amortization of deferred policy acquisition costs	10,377	4,125	8,647
Universal life insurance contract interest	59,865	28,606	17,799
Other operating expenses	18,842	18,739	12,774

Total benefits and expenses	107,649	69,378	57,125

Segment earnings (loss) before Federal income taxes	3,650	5,160	846

Provision (benefit) for Federal income taxes	815	1,749	278

Segment earnings (loss)	$2,835	3,411	568

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

	Years Ended December 31,
	2017	2016	2015
	(In thousands)

Universal life insurance revenues	$40,970	37,427	29,785
Traditional life insurance premiums	5,333	5,320	8,093
Reinsurance premiums	(8,916)	(8,019)	(7,135)

Totals	$37,387	34,728	30,743

The Company’s domestic life insurance in force in terms of policy counts has been declining for some time. The pace of new policies issued has lagged the number of policies terminating from death or surrender by roughly a two-to-one rate over the past several years causing a declining level of insurance in force from which contract revenue is received. Consequently, the number of domestic life insurance policies in force has declined from 54,300 at December 31, 2015 to 51,600 at December 31, 2016 and to 50,200 at December 31, 2017. Policy lapse rates in 2017 decreased to 6.0% from 7.5% in 2016 and were approximately the same in 2015 at 5.9%.

Universal life insurance revenues are also generated with the issuance of new business based upon amounts per application and percentages of the face amount (volume) of insurance issued. The number of domestic policies issued during 2017 was 14% higher than in 2016 and the volume of insurance issued was 17% more than that in 2016.

In 2013 the Company began deferring the premium load on its highest selling domestic product, single pay life insurance. Amounts deferred are amortized into revenues over future periods corresponding with the duration of the policies. Initially, the premium load amounts deferred exceeded the amounts amortized back into revenues. However, in 2016 the cumulative amounts deferred reached a level such that the current year revenue amortization exceeds the current period deferral resulting in net increasing revenue from this accounting method.

Premium dollars collected on universal life products are not reflected as revenues in the Company's Consolidated Statements of Earnings in accordance with GAAP.  Actual domestic universal life premiums collected are detailed below.

	Years Ended December 31,
	2017	2016	2015
	(In thousands)

Universal life insurance:
First year and single premiums	$132,358	114,118	126,539
Renewal premiums	20,117	20,155	21,065

Totals	$152,475	134,273	147,604

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

Net investment income for this segment of business, excluding derivative gain/(loss), has been gradually increasing due to the increased new business activity described above (single premium policies) and a higher level of investments needed to support the corresponding growth in policy obligations, especially those for single premium policies. The increase in net investment income has been partially muted by lower investment yields from debt security investment purchases during this time frame. Net investment income also includes the gains and losses on index options purchased to back the index crediting mechanism on fixed-index universal life products. A detail of net investment income for domestic life insurance operations is provided below.

	Years Ended December 31,
	2017	2016	2015
	(In thousands)

Net investment income (excluding derivatives)	$36,579	33,331	32,186
Derivative gain (loss)	37,287	6,360	(5,014)

Net investment income	$73,866	39,691	27,172

Universal life insurance contract interest	$59,865	28,606	17,799

For liability purposes, the embedded option in the Company's policyholder obligations for this feature is bifurcated and reserved for separately. Accordingly, the impact for the embedded derivative component in the equity-index universal life product is reflected in the contract interest expense for each respective period.

Life and policy benefits for a smaller block of business are subject to variation from period to period. Claim activity during 2017 was marginally higher than in 2016 and but in line with historical trends. The number of incurred claims in 2017 declined a fraction of 1% from the prior year, while the average net claim amount increased from $24,800 to $27,700. The low face amount per claim reflects the older block of domestic life insurance policies sold which were final expense type products (i.e. purchased to cover funeral costs). The increase in the average net claim amount reflects claims from more recent policy sales (single premium wealth transfer products) which have much higher face amounts of insurance coverage per policy. The Company's overall mortality experience for this segment has been better than pricing assumptions.

As noted previously in the discussion of results from Consolidated Operations, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience with the adjustment reflected in current period amortization expense. To the extent required, the Company may also record unlocking adjustments to DPAC balances. The following table identifies the effects of unlocking adjustments on domestic life insurance DPAC balances recorded through amortization expense separate from recurring amortization expense components for 2017, 2016 and 2015.

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Amortization of DPAC
Unlocking adjustments	$795	(9,000)	—
Other amortization components	9,582	13,125	8,647

Totals	$10,377	4,125	8,647

As noted in the Consolidated Operations discussion, the Company unlocked the interest crediting rate spread on certain equity-indexed universal life products during 2017 which increased amortization expense by $0.8 million. During 2016 for Company unlocked its DPAC balance for favorable mortality and for future profit projections related to universal life insurance riders which had not been previously included in DPAC actuarial software models. These unlockings decreased DPAC amortization expense.

Operating expenses are allocated to lines of business based upon a functional cost analysis of the business activity giving rise to incurred expenses. As discussed in the Consolidated Operations section, the Company's overall operating expense levels increased in 2017 from the prior year, which resulted in operating expenses for this segment being higher.

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

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below.

	Years Ended December 31,
	2017	2016	2015
	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$120,852	125,775	122,393
Net investment income	68,399	42,331	29,400
Other revenues	83	321	14

Total premiums and other revenue	189,334	168,427	151,807

Benefits and expenses:
Life and other policy benefits	23,981	18,759	24,237
Amortization of deferred policy acquisition costs	(1,473)	18,027	19,975
Universal life insurance contract interest	54,502	28,636	23,423
Other operating expenses	36,341	25,933	20,706

Total benefits and expenses	113,351	91,355	88,341

Segment earnings before Federal income taxes	75,983	77,072	63,466

Provision (benefit) for Federal income taxes	16,958	26,130	20,819

Segment earnings	$59,025	50,942	42,647

As with domestic life operations, revenues from the international life insurance segment include both premiums on traditional type products and revenues from universal life insurance.  A comparative detail of premiums and contract revenues is provided below.

	Years Ended December 31,
	2017	2016	2015
	(In thousands)

Universal life insurance revenues	$115,112	120,033	121,281
Traditional life insurance premiums	13,628	13,956	9,605
Reinsurance premiums	(7,888)	(8,214)	(8,493)

Totals	$120,852	125,775	122,393

In general, universal life revenues and operating earnings are anticipated to emerge with the amount of life insurance in force and a steady growth in new sales. Over the past three years, the volume of insurance in force has contracted from $19.0 billion at December 31, 2015 to $17.9 billion at December 31, 2016 and to $16.6 billion at December 31, 2017. The decline in volume of in force reflect the Company's decision at the end of 2015 to disengage from certain countries. Universal life insurance revenues are also generated with the issuance of new business based upon amounts per application and percentages of the face amount (volume) of insurance issued. During 2017, the number of international life policies decreased 12% from the prior year while the volume of insurance issued decreased approximately 20% from the level in 2016.

A third component of international universal life revenues include surrender charges assessed upon surrender of contracts by policyholders. At the height of the financial crisis in 2008 through 2010, the Company’s international policyholders exhibited concern regarding the developments in U.S. financial markets. This evidenced itself in the Company's termination activity in its international life policies in force. The Company incurred higher termination experience than is typical which resulted in recognition of increased surrender charge fee income. This level of termination activity subsequently subsided in 2011 with the termination activity over the following years remaining relatively level. In 2015, termination activity revisited the levels last seen during the 2008 through 2010 period resulting in additional surrender charge fee income, and this activity continued into 2016 and 2017. The following table illustrates the Company’s international life termination experience over the past five years.

Volume In Force Terminations	Amount in $’s	Annualized Termination Rate
	(millions)

Year Ended December 31, 2017	$2,309.7	12.2%
Year Ended December 31, 2016	2,340.6	11.6%
Year Ended December 31, 2015	2,659.1	12.3%
Year Ended December 31, 2014	1,825.5	8.4%
Year Ended December 31, 2013	1,838.5	8.6%

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

	Years Ended December 31,
	2017	2016	2015
	(In thousands)

Universal life insurance:
First year and single premiums	$16,024	21,534	26,933
Renewal premiums	86,461	94,596	102,737

Totals	$102,485	116,130	129,670

The Company’s most popular international products have been its fixed-index universal life products in which the policyholder can elect to have the interest rate credited to their policy account values linked in part to the performance of an outside equity index. Included in the totals in the above table are collected premiums for fixed-index universal life products of approximately $65.6 million, $74.9 million and $84.5 million for the years ended 2017, 2016 and 2015, respectively. The decline in renewal premiums during these periods corresponds with the increased termination activity discussed above.

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

	Years Ended December 31,
	2017	2016	2015
	(In thousands)

Net investment income (excluding derivatives)	$35,117	36,499	37,684
Derivative gain (loss)	33,282	5,832	(8,284)

Net investment income	$68,399	42,331	29,400

Universal life insurance contract interest	$54,502	28,636	23,423

For liability purposes, the embedded option in the Company's policyholder obligations for this feature is bifurcated and reserved for separately. Accordingly, the impact for the embedded derivative component in the equity-index universal life product is reflected in the contract interest expense for each respective period.

Life and policy benefits primarily consist of death claims on policies. The Company’s clientele for international products are generally wealthy individuals with access to U.S. dollars and quality medical care. Consequently, the amounts of coverage purchased have historically tended to be larger amounts. In the year ended December 31, 2017, the average face amount of insurance purchased was approximately $306,300, reflecting a level somewhat lower than that of immediately prior years. While life and policy benefit expense for the international life segment reflects the larger policies purchased, mortality due to natural causes is comparable to that in the United States. The Company's maximum risk exposure per insured life is capped at $500,000 through reinsurance. The number of claims reported during 2017 was approximately 14% more than the prior year, and the average net claim (after reinsurance) increased from $137,900 to $152,200. Measured over a period of years, the Company's international life mortality experience has generally been better than product pricing assumptions.

The Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking adjustments on international life insurance DPAC balances recorded through amortization expense separate from recurring amortization components for 2017, 2016 and 2015.

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Amortization of DPAC
Unlocking adjustments	$(27,732)	(8,490)	(7,120)
Other amortization components	26,259	26,517	27,095

Totals	$(1,473)	18,027	19,975

In 2017, the Company unlocked the DPAC balance for favorable mortality, lower than expected lapses from disengaged countries, the implementation of an interest crediting clawback on certain universal life policies, and the interest crediting rate spread on one of its equity-indexed universal life products which collectively decreased amortization expense by $27.7 million. During 2016, the Company unlocked the DPAC balance for: (1) favorable mortality, (2) higher cost of insurance charges which had been implemented, (3) increased lapse rates for disengaged countries, and (4) for future profit projections related to universal life insurance riders which had not been previously included in DPAC actuarial software models, the result of which collectively decreased amortization expense by $8.5 million. In 2015, the Company unlocked the DPAC balance for favorable mortality experience on one of its international universal life products. The effect of the prospective unlocking was to decrease amortization expense.

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

Similar to the Domestic Life segment, operating expenses are allocated to lines of business based upon a functional cost analysis of the business activity giving rise to incurred expenses. As discussed in the Consolidated Operations section, the Company's overall operating expense levels increased in 2017 from the prior year, which resulted in operating expenses for this segment being higher. In addition, the potential and contingent legal liability provisions discussed in the Consolidated Operations section were primarily allocated to the International Life segment.

Annuity Operations

The Company's annuity operations are almost exclusively in the United States.  Although some of the Company's investment contracts are available to international residents, current sales are small relative to total annuity sales.  A comparative analysis of results of operations for the Company's annuity segment is detailed below.

	Years Ended December 31,
	2017	2016	2015
	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$20,691	22,220	22,171
Net investment income	490,706	362,700	300,198
Other revenues	109	254	50

Total premiums and other revenues	511,506	385,174	322,419

Benefits and expenses:
Life and other policy benefits	28,939	28,862	25,310
Amortization of deferred policy acquisition costs	105,483	98,987	91,711
Annuity contract interest	322,652	191,148	135,679
Other operating expenses	32,021	31,852	25,723

Total benefits and expenses	489,095	350,849	278,423

Segment earnings before Federal income taxes	22,411	34,325	43,996

Provision (benefit) for Federal income taxes	5,002	11,638	14,432

Segment earnings	$17,409	22,687	29,564

Premiums and contract charges primarily consist of surrender charge income recognized on terminated policies. The amount of the surrender charge income recognized is determined by the volume of surrendered contracts as well as the duration of each contract at the time of surrender given the pattern of declining surrender charge rates over time that is common to most annuity contracts. The Company's lapse rate for annuity contracts during 2017 was 6.0%, a decrease from a rate of 6.5% in 2016 and marginally lower than the 6.2% rate experienced in 2015.

Deposits collected on annuity contracts are not reflected as revenues in the Company's Consolidated Statements of Earnings in accordance with GAAP.  Actual annuity deposits collected are detailed below.

	Years Ended December 31,
	2017	2016	2015
	(In thousands)

Fixed-index annuities	$578,647	685,023	723,282
Other deferred annuities	23,926	38,262	40,581
Immediate annuities	6,226	7,455	11,146

Totals	$608,799	730,740	775,009

Fixed-index products are more attractive for consumers when interest rate levels remain low and equity markets produce positive returns. Since National Western does not offer variable products or mutual funds, fixed-index products provide an important alternative to the company's existing fixed interest rate annuity products. Fixed-index annuity deposits as a percentage of total annuity deposits were 95%, 94% and 93% for the years ended December 31, 2017, 2016 and 2015, respectively. The increasing percentage of fixed-index products to total annuity deposits reflects the low interest rate environment and the ongoing bull market in equities.

As a selling inducement, some of the deferred products, including fixed-index annuity products, contain a first year interest bonus ranging from 1% to 7% depending upon the product, in addition to the base first year interest rate. Other products include a premium bonus ranging from 2% to 10% which is credited to the account balance when premiums are applied. These bonus rates are deferred in conjunction with other capitalized policy acquisition costs. The amount deferred to be amortized over future periods amounted to approximately $17.9 million, $19.3 million and $17.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. Amortization of deferred sales inducements is included as a component of annuity contract interest as described later in this discussion of annuity operations.

A detail of net investment income for annuity operations is provided below.

	Years Ended December 31,
	2017	2016	2015
	(In thousands)

Net investment income (excluding derivatives)	$338,400	346,528	348,650
Derivative gain (loss)	152,306	16,172	(48,452)

Net investment income	$490,706	362,700	300,198

Annuity contract interest	$322,652	191,148	135,679

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

Consistent with the domestic and international life segments, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking adjustments on annuity DPAC balances recorded through amortization expense separate from recurring amortization expense components for 2017, 2016 and 2015.

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Amortization of DPAC
Unlocking adjustments	$15,080	3,650	5,310
Other amortization components	90,403	95,337	86,401

Totals	$105,483	98,987	91,711

In 2017, the Company unlocked the DPAC balance associated with its annuity segment for surrender/annuitization assumptions and interest crediting rate spreads. The effect of the prospective unlocking was to increase amortization expense by $15.1 million. During 2016, the annuity DPAC balance was unlocked for surrender and annuitization rates. The effect of this prospective unlocking was to increase amortization expense by $3.7 million. The Company also unlocked in 2015 for future expense assumptions pertaining to product development override costs (trailer commissions) which it is obligated to pay certain contracted National Marketing Organizations. The effect of the prospective unlocking was to increase amortization expense by $5.3 million.

Annuity contract interest includes the equity component return associated with the call options purchased to hedge National Western's fixed-index annuities. The detail of fixed-index annuity contract interest as compared to contract interest for all other annuities is as follows:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)

Fixed-indexed annuities	$230,936	102,107	34,167
All other annuities	81,073	81,439	90,699

Gross contract interest	312,009	183,546	124,866
Bonus interest deferred and capitalized	(17,901)	(19,302)	(17,704)
Bonus interest amortization	28,544	26,904	28,517

Total contract interest	$322,652	191,148	135,679

The fluctuation in reported contract interest amounts for fixed-index annuities is driven by sales levels, the level of the business in force and the effect of positive or negative market returns of option values on projected interest credits. As noted above in the net investment income discussion, the amounts shown for contract interest for fixed-index annuities generally align with the derivative gains/(losses) included in net investment income as the impact of the market value change of index options on asset values aligns closely with the movement of the embedded derivative liability held for these products. As noted in the discussion in the Consolidated Operations section, positive returns on expiring options during 2017 led to an increase in collected asset management fees by National Western which are subtracted from contract interest credited to policyholders and lessens the increase in contract interest relative to the option gains reported in the Company's net investment income. Asset management fees collected during 2017, 2016, and 2015 were $31.8 million, $6.4 million, and $10.6 million, respectively.

As previously noted, accounting rules require the embedded derivative liability to include a projection of asset management fees to be collected over the next fiscal year. The change in this projection, plus or minus, is included in contract interest. During the years ended December 31, 2017, 2016, and 2015, for all of the Company's equity-indexed business, contract interest was increased/(decreased) by $6.9 million, ($15.9) million, and $2.0 million, respectively, for this occurrence. The annuity segment holds approximately two-thirds of the options outstanding at December 31, 2017.

Annuity contract interest includes true-up adjustments for the deferred sales inducement balance which are done each period similar to that done with respect to DPAC balances with the adjustment reflected in current period contract interest expense. To the extent required, the company may also record unlocking adjustments to deferred sales inducement balances in conjunction with DPAC balance unlockings. For the years ended December 31, 2017, 2016, and 2015 bonus interest amortization was increased by $4.3 million, $1.7 million and $1.8 million, respectively, for unlocking adjustments.

The unlocking in 2016, in addition to impacting the DPAC and deferred sales inducement balances, also increased the Company's benefit reserves by $12.2 million for the two-tiered deferred annuity block of business which in turn increased contract interest expense.

Similar to the Domestic Life insurance and International Life insurance segments, the Company's overall increase in operating expenses has been allocated to the Annuity segment based upon functional business activity and volumes. As annuity sales and transaction activity decreased somewhat in 2017 relative to the Domestic and International Life segments, the Annuity segment bore less of the overall increase in Company operating expenses.

Other Operations

The Company's primary business encompasses its domestic and international life insurance operations and its annuity operations.  However, the Company also has small real estate, nursing home, and other investment operations through its wholly owned subsidiaries. Nursing home operations generated $1.4 million, $0.3 million and $1.3 million of pre-tax earnings in 2017, 2016, and 2015, respectively. The 2017 results also include the operations of BP III which commenced operations at the beginning of the year. BP III incurred a pre-tax loss of $(1.5) million for the year.

The remaining pre-tax earnings in Other Operations of $26.8 million, $23.0 million, and $29.8 million for the years ended December 31, 2017, 2016, and 2015, respectively, represent investment income from real estate, municipal bonds, and common and preferred equities held in subsidiary company portfolios principally for tax-advantage purposes. Included in these amounts are semi-annual distributions from a life interest in the Libby Shearn Moody Trust which is an asset held in NWLSM, Inc. Pretax distributions from this trust were $6.1 million, $6.0 million, and $7.0 million in 2017, 2016, and 2015, respectively. In addition to pretax distributions, these amounts also include additional revenue recorded for annually revaluing the actuarial life interest in the Libbie Shearn Moody Trust.

INVESTMENTS

General

The Company's investment philosophy emphasizes the careful handling of policyowners' and stockholders' funds to achieve security of principal, to obtain the maximum possible yield while maintaining security of principal, and to maintain liquidity in a measure consistent with current and long-term requirements of the Company.

The Company's overall conservative investment philosophy is reflected in the allocation of its investments, which is detailed below as of December 31, 2017 and 2016.  The Company emphasizes investment grade debt securities.

	December 31, 2017		December 31, 2016
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Debt securities	$10,288,155	95.2	$10,201,309	96.0
Mortgage loans	208,249	1.9	174,534	1.6
Policy loans	56,405	0.5	58,699	0.6
Derivatives, index options	194,731	1.8	120,644	1.1
Real estate	37,420	0.3	31,761	0.3
Equity securities	18,478	0.2	18,313	0.2
Other	14,408	0.1	22,193	0.2

Totals	$10,817,846	100.0	$10,627,453	100.0

The Company’s investment portfolio increased 2% to $10.8 billion at December 31, 2017 compared to $10.6 billion at December 31, 2016 due to positive cash flows from operating and financing activities and the unrealized gain increases associated with investments reported at fair value.  The primary driver of the increase in cash flows was investable funds generated from single premium life insurance and annuity sales and income receipts from the investment portfolio. Sales production resulted in approximately $608.8 million of annuity deposits collected and $131.6 million in single premium life premiums during 2017.

A portion of the Company’s securities are designated in the available for sale portfolio, which is reported at fair market value. Unrealized gains associated with this part of the portfolio increased from $69.3 million at December 31, 2016 to $82.2 million at December 31, 2017 incrementally adding to the total portfolio balance.

Derivatives, index options, are call options purchased to hedge the interest crediting mechanism associated with the Company's fixed-index universal life and annuity policies. These options are reported on the Consolidated Balance Sheets at fair value in accordance with GAAP. The unrealized position of options held at December 31, 2017 was $119.4 million which was $74.6 million higher than the unrealized gain position at December 31, 2016 of $44.8 million. The increase is due to the higher equity index level at the end of 2017 relative to the market indice levels at the time outstanding options were purchased.

Debt and Equity Securities

The Company maintains a diversified portfolio which consists mostly of corporate, mortgage-backed, and public utility fixed income securities. Investments in mortgage-backed securities primarily include U.S. government agency pass-through securities and collateralized mortgage obligations ("CMO"). The Company's investment guidelines prescribe limitations by type of security as a percent of the total investment portfolio and all holdings were within these threshold limits.  As of December 31, the Company's debt securities portfolio consisted of the following for 2017 and 2016:

	December 31, 2017		December 31, 2016
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Corporate	$7,343,473	71.4	$7,097,692	69.6
Residential mortgage-backed	1,301,877	12.7	1,396,426	13.7
Public utilities	1,149,651	11.2	1,218,870	11.9
State and political subdivisions	467,983	4.5	456,643	4.5
U.S. agencies	—	—	—	—
Asset-backed securities	13,544	0.1	20,009	0.2
Foreign governments	10,290	0.1	10,336	0.1
U.S. Treasury	1,337	—	1,333	—

Totals	$10,288,155	100.0	$10,201,309	100.0

Substantially all of the Company’s investable cash flows are directed toward the purchase of long-term debt securities.  The Company’s investment policy calls for investing in debt securities that are investment grade, meet quality and yield objectives, and provide adequate liquidity for obligations to policyholders.  Debt securities with intermediate maturities are targeted by the Company as they more closely match the intermediate nature of the Company’s policy liabilities and provide an appropriate strategy for managing cash flows. The Company holds minimal levels of U.S. Treasury securities due to their low yields and deposits most of these holdings with various state insurance departments in order to meet security deposit on hand requirements in these jurisdictions.

Long-term debt securities purchased to fund insurance company operations are summarized below.

	Year Ended December 31
	2017	2016
	(Dollars in thousands)

Cost of acquisitions	$840,861	$700,248
Average S&P quality	BBB+	BBB+
Effective annual yield	3.57%	3.38%
Spread to treasuries	1.19%	1.54%
Effective duration	8.1 years	8.4 years

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

In addition to diversification, an important aspect of the Company's investment approach is managing the credit quality of its investments in debt securities.  Thorough credit analysis is performed on potential corporate investments including examination of a company's credit and industry outlook, financial ratios and trends, and event risks.  This emphasis is reflected in the high average credit rating of the Company's debt securities portfolio with 99.0% held in investment grade securities.  In the table below, investments in debt securities are classified according to credit ratings by nationally recognized statistical rating organizations.

	December 31, 2017		December 31, 2016
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

AAA	$114,873	1.1	$97,421	1.0
AA	2,106,243	20.5	2,225,606	21.8
A	3,199,169	31.1	3,288,882	32.2
BBB	4,766,525	46.3	4,409,873	43.2
BB and other below investment grade	101,345	1.0	179,527	1.8

Totals	$10,288,155	100.0	$10,201,309	100.0

The investments held in debt securities that are below investment grade are the result of subsequent downgrades of the securities.  These holdings are further summarized below.

	Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	% of Invested Assets
	(In thousands except percentages)

December 31, 2017	$100,992	101,345	101,140	0.9%

December 31, 2016	$180,943	179,527	180,732	1.7%

The Company's percentage of below investment grade securities compared to total invested assets at December 31, 2017 decreased from year-end 2016 due to upgrades of several securities, primarily energy-related entities, maturities, and calls by several issuers in this category.  The Company's holdings of below investment grade securities are relatively small and as a percentage of total invested assets low compared to industry averages.

Holdings in below investment grade securities by category as of December 31, 2017 are summarized below, including the comparable fair value as of December 31, 2016 for those debt securities rated below investment grade at December 31, 2017. The Company continually monitors developments in these industries for issues that may affect security valuation.

	Below Investment Grade Debt Securities
Industry Category	Amortized Cost 2017	Carrying Value 2017	Fair Value 2017	Fair Value 2016
	(In thousands)

Asset-backed securities	$6,197	6,355	6,490	6,341
Residential mortgage-backed	1,124	1,085	1,085	1,049
Oil & gas	35,058	34,061	34,061	32,464
Manufacturing	32,335	32,658	32,318	30,574
Other	26,278	27,186	27,186	26,772

Totals	$100,992	101,345	101,140	97,200

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

During the year ended December 31, 2017, the Company recorded no other-than-temporary impairment ("OTTI") credit related write-downs on debt securities and $0.1 million of OTTI on equity securities. See Note 3, Investments Debt and Equity Securities, of the accompanying Consolidated Financial Statements for further discussion.

Since the Company's adoption of the GAAP guidance and accounting for other-than-temporary impairments due to credit loss versus non-credit loss, the Company has recognized a total of $0.6 million of other-than-temporary impairments of which $0.6 million were deemed credit related and recognized as realized investment losses in earnings, and $0.0 million that was deemed non-credit related impairments and recognized in other comprehensive income.

The Company is required to classify its investments in debt and equity securities into one of three categories: (a) trading securities; (b) securities available for sale; or (c) securities held to maturity. The Company purchases securities with the intent to hold to maturity and accordingly does not maintain a portfolio of trading securities. Of the remaining two categories, available for sale and held to maturity, the Company makes a determination on categorization based on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. As shown in the table below, at December 31, 2017, approximately 29.2% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale. These holdings in available for sale provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.

	December 31, 2017
	Fair Value	Amortized Cost	Unrealized Gains
	(In thousands)

Securities held to maturity:
Debt securities	$7,434,104	7,247,024	187,080
Securities available for sale:
Debt securities	3,041,131	2,964,510	76,621
Equity securities	18,478	12,890	5,588

Totals	$10,493,713	10,224,424	269,289

Asset-Backed Securities

The Company holds approximately $13.5 million in asset-backed securities as of December 31, 2017.  This portfolio includes $1.0 million of manufactured housing bonds and $12.5 million of home equity loans (also referred to as subprime securities). These holdings have declined from the levels held at December 31, 2016 of $1.6 million and $18.4 million, respectively. The Company does not have any holdings in collaterized bond obligations (“CBO”s), collateralized debt obligations (“CDO”s), or collateralized loan obligations (“CLO”s). Principal risks in holding asset-backed securities are structural, credit, and capital market risks. Structural risks include the securities’ priority in the issuer’s capital structure, the adequacy of and ability to realize proceeds from collateral and the potential for prepayments. Credit risks include corporate credit risks or consumer credit risks for financing such as subprime mortgages. Capital market risks include the general level of interest rates and the liquidity for these securities in the marketplace.

The Company’s exposure to the subprime sector is limited to investments in the senior tranches of subprime residential mortgage loans.  The subprime sector is generally categorized under the asset-backed sector. This sector lends to borrowers who do not qualify for prime interest rates due to poor or insufficient credit history. The slowing housing market, rising interest rates, and relaxed underwriting standards for loans originated after 2005 resulted in higher delinquency rates and losses beginning in 2007. These events caused illiquidity in the market and volatility in the market prices of subprime securities.  The housing market subsequently stabilized and an improvement in the prices of subprime securities occurred as the bond market regained more liquidity.  All of the loans classified as subprime in the Company’s portfolio as of December 31, 2017 were underwritten prior to 2005 as noted in the table below.

	December 31, 2017		December 31, 2016
Investment Origination Year	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)

Subprime:
1998	$1,508	1,565	2,074	2,145
2003	—	—	2,997	4,369
2004	10,999	10,995	13,382	13,401

Subtotal subprime	$12,507	12,560	18,453	19,915

As of December 31, 2017, the Company held seven subprime issues of which one was rated AA, one was rated A, one was rated BBB, one was rated BB, one was rated B, one was rated CCC and one was not rated.

Mortgage Loans and Real Estate

The Company originates loans on high quality, income-producing properties such as shopping centers, freestanding retail stores, office buildings, industrial, sales or service facilities, selected apartment buildings, hotels, and health care facilities.  The location of these properties is typically in major metropolitan areas that offer a potential for property value appreciation. Credit and default risk is minimized through strict underwriting guidelines and diversification of underlying property types and geographic locations.  In addition to being secured by the property, mortgage loans with leases on the underlying property are often guaranteed by the lease payments and also by the borrower.  This approach has proved over time to result in quality mortgage loans with few defaults.  Mortgage loan interest income is recognized on an accrual basis with any premium or discount amortized over the life of the loan.  Prepayment and late fees are recorded on the date of collection.

The Company targets a minimum specified yield on mortgage loan investments determined by reference to currently available debt security instrument yields, plus a desired amount of incremental basis points.  During the past several years, the low interest rate environment has resulted in fewer loan opportunities being available that meet the Company's required rate of return.  Mortgage loans originated by the Company totaled $59.4 million and $84.6 million for the years 2017 and 2016, respectively.

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

The Company's direct investments in real estate are not a significant portion of its total investment portfolio as most of these investments were acquired through mortgage loan foreclosures.  For the years ended December 31, 2017 and 2016, there were no real estate properties acquired through mortgage loan foreclosure. The Company also participates in several real estate joint ventures and limited partnerships that invest primarily in income-producing retail properties.

The Company held net investments in mortgage loans, after allowances for possible losses, totaling $208.2 million and $174.5 million at December 31, 2017 and 2016, respectively.  The diversification of the portfolio by geographic region, property type, and loan-to-value ratio was as follows:

	December 31, 2017		December 31, 2016
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Geographic Region:
West South Central	$119,794	57.3	$102,531	58.5
East North Central	30,876	14.8	26,717	15.3
South Atlantic	19,155	9.2	14,130	8.1
East South Central	14,273	6.8	6,512	3.7
West North Central	12,967	6.2	—	—
Pacific	8,014	3.8	9,872	5.6
Middle Atlantic	2,215	1.1	2,288	1.3
Mountain	1,605	0.8	1,646	0.9
New England	—	—	11,488	6.6
Gross balance	208,899	100.0	175,184	100.0

Allowance for possible losses	(650)	(0.3)	(650)	(0.4)

Totals	$208,249	99.7	$174,534	99.6

	December 31, 2017		December 31, 2016
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Property Type:
Retail	$87,805	42.0	$89,947	51.3
Office	74,301	35.6	57,095	32.6
Hotel	13,782	6.6	9,708	5.6
Land/Lots	10,563	5.1	4,946	2.8
All other	22,448	10.7	13,488	7.7
Gross balance	208,899	100.0	175,184	100.0

Allowance for possible losses	(650)	(0.3)	(650)	(0.4)

Totals	$208,249	99.7	$174,534	99.6

	December 31, 2017		December 31, 2016
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Loan-to-Value Ratio (1):
Less than 50%	$82,224	39.4	$54,783	31.3
50% to 60%	27,395	13.1	12,946	7.4
60% to 70%	86,849	41.6	76,959	43.9
70% to 80%	—	—	6,192	3.5
80% to 90%	6,929	3.3	18,688	10.7
Greater than 90%	5,502	2.6	5,616	3.2
Gross balance	208,899	100.0	175,184	100.0

Allowance for possible losses	(650)	(0.3)	(650)	(0.4)

Totals	$208,249	99.7	$174,534	99.6

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

The Company recognized no valuation losses for the years ended December 31, 2017, 2016 and 2015, respectively.  The current mortgage loan valuation allowance represents a general valuation allowance established for the Company's mortgage loan portfolio based upon the Company's loss experience for more than ten years and is not specifically identified to individual loans.

The following table represents the mortgage loan allowance for the years ended December 31, 2017 and 2016:

	2017	2016
	(In thousands)

Balance, beginning of period	$650	650
Provision	—	—
Releases	—	—

Balance, end of period	$650	650

The Company does not recognize interest income on loans past due ninety days or more.  The Company had no mortgage loans past due six months or more at December 31, 2017 and 2016. There was no interest income that was not recognized in 2017, 2016 and 2015.

The contractual maturities of mortgage loan principal balances at December 31, 2017 and 2016 were as follows:

	December 31, 2017		December 31, 2016
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Principal Balance by Contractual Maturity:
Due in one year or less	$22,966	11.0	$21,595	12.3
Due after one year through five years	41,248	19.7	36,159	20.6
Due after five years through ten years	119,966	57.2	99,391	56.5
Due after ten years through fifteen years	25,429	12.1	7,200	4.1
Due after fifteen years	—	—	11,488	6.5

Totals	$209,609	100.0	$175,833	100.0

The Company's direct investments in real estate total approximately $37.4 million at December 31, 2017 and $31.8 million at December 31, 2016, and consist primarily of income-producing properties which are being operated by a wholly-owned subsidiary of National Western.  The Company recognized operating income on these properties of approximately $2.9 million, $2.6 million and $1.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.  The Company monitors the conditions and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition. The Company recorded net realized investment gains of $2.7 million, $2.9 million and $0.0 million associated with real estate investments in the years ended December 31, 2017, 2016 and 2015, respectively.

Derivatives, Index Options

The Company offers fixed-index universal life and annuity products that guarantee the return of principal to policyholders and, at the policyholder’s election, credit interest based on a percentage gain in a specified equity market index (policyholders may alternatively elect a fixed interest rate). Premiums and deposits received on these products are predominantly invested in investment grade fixed income securities with a portion used to purchase derivatives consisting of call options on the applicable market index to fund the index credits due to fixed-index policyholders. The call options purchased are one year over-the-counter option contracts coinciding with the initial issuance of the policy and subsequent annual renewal periods in order to match the Company’s funding requirements for the underlying policies. On the respective anniversary dates of the index policies, the index used to compute the annual index credit is reset and a new one-year call option is purchased to fund the next annual index credit.

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

The fair value of derivative instruments presented in the Company’s Consolidated Financial Statements totaling $194.7 million at December 31, 2017 and $120.6 million at December 31, 2016 pertain to notional policyholder account values of $3.2 billion and $2.9 billion at December 31, 2017 and 2016, respectively, electing interest credits based upon applicable market index performance.

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

The correlation between fair values and interest rates for debt securities is reflected in the tables below.

	December 31,
	2017	2016
	(In thousands except percentages)

Debt securities - fair value	$10,475,235	10,379,661
Debt securities - amortized cost	$10,211,534	10,136,279

Fair value as a percentage of amortized cost	102.58%	102.40%
Unrealized gains at year-end	$263,701	243,382
Ten-year U.S. Treasury bond - increase (decrease) in yield for the year	(0.04)%	0.18%

The Company's unrealized gains balance for debt securities held at December 31, 2017 and 2016 is shown in the following table.

	Unrealized Gains Balance
	Net Balance at	Net Balance at
	December 31,	December 31,	Change in Net
	2017	2016	Balance
	(In thousands)

Debt securities held to maturity	$187,080	178,352	8,728
Debt securities available for sale	76,621	65,030	11,591

Totals	$263,701	243,382	20,319

Debt securities held to maturity are recorded at their amortized cost basis. Accordingly, the unrealized gain amounts shown in the table above are not incorporated into the Company's Consolidated Financial Statements at December 31, 2017 and 2016, respectively.

Changes in interest rates typically have a sizable effect on the fair values of the Company's debt securities. During 2017, the market interest rate of the ten-year U.S. Treasury bond decreased roughly 4 basis points from 2.45% at year-end 2016 to 2.41% at year-end 2017. Therefore, the increase in unrealized gains was partially the result of the marginal decrease in interest rates. The Company's unrealized gain position primarily improved from the prior year-end due to the narrowing of corporate debt security spreads during 2017.  However, since the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in fair values have relatively small effects on the Company's financial results.

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

The Company seeks to minimize the impact of interest rate risk through surrender charges that are imposed to discourage policy surrenders and to offset unamortized acquisition costs. Certain products, such as supplementary contracts with life contingencies, are not subject to surrender or discretionary withdrawal. The Company may also include a market value adjustment (“MVA”) feature on its annuity products which could increase or decrease the amount paid to contract holders upon surrender of their contract as a means to further mitigate interest rate risk.

The following table profiles the Company’s insurance liabilities at December 31, 2017 for annuities, deposit-type contracts and supplementary contracts with life contingencies by surrender and discretionary withdrawal characteristics.

	December 31, 2017
	Amount	%
	(In thousands)

Subject to discretionary withdrawal:
With market value adjustment	$973,442	12.4
With surrender charge of 5% or more	5,480,555	70.0
With surrender charge of 5% or less	969,173	12.4
Not subject to discretionary withdrawal	408,888	5.2

Total	$7,832,058	100.0

Interest Rate Sensitivity

The following table illustrates the market risk sensitivity of the Company's interest rate sensitive assets.  The table shows the effect of a change in interest rates on the fair value of the portfolio using models that measure the change in fair value arising from an immediate and sustained change in interest rates in increments of 100 basis points.

	Fair Values of Assets Changes in Interest Rates in Basis Points
	-100	0	+100	+200	+300
	(In thousands)

Debt and equity securities	$10,983,259	10,493,713	10,013,031	9,552,931	9,118,637
Mortgage loans	219,289	208,815	199,067	189,987	181,523
Other loans	5,709	5,603	5,500	5,399	5,302
Derivatives	189,028	194,731	200,511	206,366	212,279

The selection of the 100 basis point parallel shift in the yield curve was made as an illustration of the potential hypothetical impact of such an event and should not be construed as a prediction of future market events. Actual results could vary materially from those illustrated due to the nature of the estimates and assumptions used in the above analysis. Expected maturities of debt securities may differ from contractual maturities due to call or prepayment provisions.  The models assume that prepayments on mortgage-backed securities are influenced by agency and pool types, the level of interest rates, loan age, refinancing incentive, month of the year, and underlying coupon.  During periods of declining interest rates, principal payments on mortgage-backed securities and collateralized mortgage obligations tend to increase as the underlying mortgages are prepaid.  Conversely, during periods of rising interest rates, the rate of prepayment slows.  Both of these situations can expose the Company to the possibility of asset-liability cash flow and yield mismatch. The model uses a proprietary method of sampling interest rate paths along with a mortgage prepayment model to derive future cash flows. The initial interest rates used are based on the current U.S. Treasury yield curve as well as current mortgage rates for the various types of collateral in the portfolio.

Mortgage and other loans were modeled by discounting scheduled cash flows through the scheduled maturities of the loans, starting with interest rates currently being offered for similar loans to borrowers with similar credit ratings.  Policy loans were modeled by discounting estimated cash flows using U.S. Treasury Bill interest rates as base rates at December 31, 2017. The estimated cash flows include assumptions as to whether such loans will be repaid by the policyholders or settled upon payment of death or surrender benefits on the underlying insurance contracts and incorporate both Company experience and mortality assumptions associated with such contracts.

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

The Company's market risk liabilities, which include policy liabilities for annuity and supplemental contracts, are managed for interest rate risk through cash flow testing as previously described.  As part of this cash flow testing, the Company has analyzed the potential impact on net earnings of a 100 basis point decrease and increases in increments of 100 basis points in the U.S. Treasury yield curve as of December 31, 2017.  The potential impact on net earnings from these interest rate changes are summarized below.

	Changes in Interest Rates in Basis Points
	-100	+100	+200	+300
	(In thousands)

Impact on net earnings	$(912)	4,414	14,070	28,577

These estimated impacts on earnings are net of tax effects and the estimated effects of deferred policy acquisition costs.

The above described scenarios produce estimated changes in cash flows as well as cash flow reinvestment projections.  Estimated cash flows in the Company's model assume cash flow reinvestments, which are representative of the Company's current investment strategy.  Calls and prepayments include scheduled maturities and those expected to occur which would benefit the security issuers.  Assumed policy surrenders consider differences and relationships between credited interest rates and market interest rates as well as surrender charges on individual policies.  The impact to earnings also includes the expected effects on amortization of deferred policy acquisition costs.  The model considers only annuity and supplemental contracts in force at December 31, 2017, and does not consider new product sales or the possible impact of interest rate changes on sales.

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

The Company’s net exposure to loss due to credit risk if option counterparties failed to completely perform according to the terms of their one-year contracts is as follows at December 31, 2017 and 2016.

		December 31, 2017
	Moody/	Fair	Collateral	Net
Counterparty	S&P Rating	Value	Held	Exposure
		(In thousands)

Credit Suisse	A1/A	$38,633	40,795	—
Wells Fargo	Aa2/AA-	39,521	43,074	—
Bank of America	Aa3/A+	61,238	65,260	—
Barclays Bank	A1/A	14,360	15,262	—
BNP Paribas	Aa3/A	15,157	16,683	—
JPMorgan Chase	Aa3/A+	18,437	14,090	4,347
Royal Bank of Canada	A1/AA-	7,385	7,453	—

		$194,731	202,617	4,347

		December 31, 2016
	Moody/	Fair	Collateral	Net
Counterparty	S&P Rating	Value	Held	Exposure
		(In thousands)

Credit Suisse	A1/A	$29,891	31,213	—
Wells Fargo	Aa2/AA-	22,588	23,082	—
Bank of America	A1/A+	33,566	35,555	—
Barclays Bank	A1/A-	6,153	6,736	—
BNP Paribas	A1/A	11,335	12,216	—
JPMorgan Chase	Aa3/A+	10,368	5,953	4,415
Royal Bank of Canada	Aa3/AA-	6,743	7,309	—

		$120,644	122,064	4,415

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity requirements are met primarily by funds provided from operations. Premium deposits and annuity considerations, investment income, and investment maturities and prepayments are the primary sources of funds while investment purchases, policy benefits in the form of claims, and payments to policyholders and contract holders in connection with surrenders and withdrawals as well as operating expenses are the primary uses of funds.  To ensure the Company will be able to pay future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed income securities.  Funds are invested with the intent that the income from investments, plus proceeds from maturities, will meet the ongoing cash flow needs of the Company.  The approach of matching asset and liability durations and yields requires an appropriate mix of investments.  Although the Company historically has not been put in the position of having to liquidate invested assets to provide cash flow, its investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs.  The Company (National Western) may also borrow up to $40 million on its bank line of credit for short-term cash needs.  There were no borrowings outstanding under the line of credit at December 31, 2017.

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

The following table sets forth withdrawal characteristics of National Western's annuity reserves and deposit liabilities (based on statutory reporting liability values) as of the dates indicated.

	December 31, 2017		December 31, 2016
	Amount	% of Total	Amount	% of Total
	(In thousands except percentages)

Not subject to discretionary withdrawal provisions	$408,888	5.2%	$418,973	5.4%

Subject to discretionary withdrawal, with adjustment:
With market value adjustment	973,442	12.4%	1,147,541	14.9%
At contract value less current surrender charge of 5% or more	5,480,555	70.0%	5,441,485	70.4%

Subtotal	6,862,885	87.6%	7,007,999	90.7%
Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	969,173	12.4%	721,201	9.3%

Total annuity reserves and deposit liabilities	$7,832,058	100.0%	$7,729,200	100.0%

The actual amounts paid out by product line in connection with surrenders and withdrawals for the years ended December 31 are noted in the table below.

	December 31,
	2017	2016	2015
	(In thousands)

Product Line:
Traditional Life	$4,487	6,238	5,269
Universal Life	120,824	114,964	88,074
Annuities	515,583	516,820	493,443

Total	$640,894	638,022	586,786

The above contractual withdrawals, as well as the level of surrenders experienced, were generally consistent with the Company's assumptions in asset-liability management, and the associated cash outflows did not have an adverse impact on overall liquidity. The level of annuity dollar outflows is indicative of a steady block of business in force which added approximately $2.1 billion in deposits over the past three years. In addition, the maturation of policies within the block of business (i.e. moving into durations having no surrender charges or minimal surrender charges), has been gradual as evidenced by the previous table depicting withdrawal characteristics of the in force reserves. While individual life insurance policies are less susceptible to withdrawal than annuity reserves and deposit liabilities because policyholders may need to undergo a new underwriting process in order to obtain a new insurance policy elsewhere, the Company's disengagement from several international markets has influenced higher withdrawals from these areas since 2015. Cash flow projections and tests under various market interest rate scenarios and assumptions are performed to assist in evaluating liquidity needs and adequacy.  The Company currently expects available liquidity sources and future cash flows to be more than adequate to meet the demand for funds.

Cash flows from the Company's insurance operations have historically been sufficient to meet current needs.  Cash flows from operating activities were $276.1 million, $309.1 million, and $346.2 million in 2017, 2016, and 2015, respectively.  The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $0.8 billion, $0.6 billion, and $0.7 billion in 2017, 2016, and 2015, respectively. Cash flows from security maturities, redemptions, and prepayments coincide primarily with scheduled maturity dates of securities given the Company buy and hold investment philosophy but may become amplified during periods of significant declines in interest rates due to prepayments and bond calls.  Conversely, these cash flow items could experience reduced levels of activity if interest rates rise in the future.  Net cash inflows/(outflows) from the Company's universal life and annuity product operations totaled $(163.3) million, $(52.8) million, and $8.2 million in 2017, 2016, and 2015, respectively.

Capital Resources

The Company relies on retained earnings for its capital resources as there is no long-term debt outstanding and the Company does not anticipate the need for any long-term debt in the near future.  As of December 31, 2017, the Company had no commitments beyond its normal operating and investment activities.  The Company has declared and paid an annual dividend on its common shares since 2005 although its practice remains to substantially reinvest earnings internally to finance the development of new business. Despite the fact the Company's market price of its Class A common shares has been trading at a discount to the book value per share for some time, there are no imminent plans for the Company to repurchase its shares as the Board of Directors has adopted a strategic policy of building a strong capital base to maintain its high financial strength ratings and the ability to take competitive advantages and acquisitions as they arise.  The capacity of National Western to pay dividends to NWLGI is limited by law in the state of Colorado to earned profits (statutory unassigned surplus).  At December 31, 2017, the maximum amount legally available for distribution during 2018 without further regulatory approval is $127.3 million.

The National Association of Insurance Commissioners ("NAIC") has established risk-based capital ("RBC") standards for U.S. life insurers as well as a risk-based capital model act ("RBC Model Act"). The RBC Model Act requires that life insurers annually submit a report to state regulators regarding their RBC amounts based upon four categories of risk (asset risk, insurance risk, interest rate risk, and business risk). The capital requirement for each is determined by applying factors that vary based upon the degree of risk to various asset, premium and policy benefit reserve items. The formula is an early warning tool to identify potential weakly capitalized companies for purposes of initiating further regulatory action. Independent rating agencies utilize proprietary versions similar to the NAIC RBC model incorporating additional risk factors identified in their respective rating methodology. At December 31, 2017, National Western maintained statutory capital substantially in excess of applicable statutory requirements.

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

The table below summarizes future estimated cash payments under existing contractual obligations.

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)

Loan commitments	$9,300	9,300	—	—	—
Lease obligations (1)	1,732	347	1,039	346	—
Life claims payable (2)	55,555	55,555	—	—	—
Other long-term reserve liabilities reflected on the balance sheet under GAAP (3)	10,768,827	992,441	1,879,488	1,656,349	6,240,549

Total	$10,835,414	1,057,643	1,880,527	1,656,695	6,240,549

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

Internal controls over financial reporting change as the Company modifies and enhances its systems and processes to meet business needs.  Any significant changes in controls are evaluated prior to implementation to help ensure continued effectiveness of internal controls and the control environment. Effective January 1, 2017, the Company converted its annuity in force policies to its previously implemented internally developed policy administration system and began processing of policy transactions on such business (the Company previously converted its annuity new business processing and related payment of commissions to the new system during 2016). This constitutes a change in the Company's internal controls over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Prior to implementation of the annuity in force policies, the Company performed model office testing encompassing the new processes and procedures to be employed using the new system and defined its internal controls with respect to such processing in this environment. During the course of the year management continued to perform post-implementation testing and analysis of the processing and internal controls implemented and determined that the change did not materially affect the Company's internal controls over financial reporting such that the information required to be reported and disclosed in its reports under the Exchange Act was adversely impacted.

While other changes have taken place in internal controls during the year ended December 31, 2017, none of these changes have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of this examination.

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

Management's Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.  Under the supervision and participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2017 was conducted based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (Updated 2013).  Based on the Company's assessment under the criteria of this framework, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2017.

Attestation Report of the Company’s Registered Public Accounting Firm

The Company engages BKD LLP as the independent registered accounting firm to audit the Company’s financial statements and internal control over financial reporting and express their opinion thereon. A copy of BKD LLP’s audit report on the Company’s internal control over financial reporting is set forth on the page that follows.

Changes in Internal Control Over Financial Reporting

Internal controls over financial reporting change as the Company modifies and enhances its systems and processes to meet business needs.  Any significant changes in controls are evaluated prior to implementation to help ensure continued effectiveness of internal controls and the control environment. As noted above, during 2017 the Company converted its annuity in force business to an internally developed policy administration system whose transaction activity provides information necessary for financial reporting. The Company vetted this conversion and determined that it did not materially affect the Company's internal controls over financial reporting. In the normal course of operations, the Company employed remediation procedures throughout 2017 in areas where control deficiencies had been previously identified. No other changes have taken place in internal controls during the year ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. There have been no other significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of this examination.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
National Western Life Group, Inc.
Austin, Texas

Opinion on the Internal Control over Financial Reporting

We have audited National Western Life Group, Inc.'s (the "Company") internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013 edition) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements of the Company and our report dated March 1, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definitions and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

/s/BKD, LLP

Little Rock, Arkansas
March 1, 2018

ITEM 9B. OTHER INFORMATION

There is no information required to be disclosed on Form 8-K for the quarter ended December 31, 2017 which has not been previously reported.

PART III

The information required by Part III is incorporated by reference from our definitive proxy statement for our annual meeting of shareholders to be held June 22, 2018 to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2017.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.  Listing of Financial Statements

See Attachment A, Index to Consolidated Financial Statements, Notes and Schedules, on page 84 for a list of financial statements included in this report.

(a) 2.  Listing of Financial Statement Schedules

See Attachment A, Index to Consolidated Financial Statements, Notes and Schedules, on page 84 for a list of financial statement schedules included in this report.

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

Exhibit 10(a)	-	National Western Life Insurance Company 2016 Executive Officer Bonus Program (Exhibit 10(a) to Form 8-K dated December 15, 2015).

Exhibit 10(b)	-	National Western Life Insurance Company 2016 Domestic Marketing Officer Bonus Program (Exhibit 10(b) to Form 8-K dated December 15, 2015).

Exhibit 10(c)	-	National Western Life Insurance Company 2016 International Marketing Officer Bonus Program (Exhibit 10(c) to Form 8-K dated December 15, 2015).

Exhibit 10(d)	-	National Western Life Insurance Company 2016 Officer Bonus Program (Exhibit 10(d) to Form 8-K dated December 15, 2015).

Exhibit 10(e)	-	National Western Life Insurance Company Change in Control & Severance Agreement - dated December 21, 2015

Exhibit 10(f)	-	National Western Life Insurance Company 2017 Executive Officer Bonus Program (Exhibit 10(f) to Form 8-K dated December 16, 2016).

Exhibit 10(g)	-	National Western Life Insurance Company 2017 Domestic Marketing Officer Bonus Program (Exhibit 10(g) to Form 8-K dated December 16, 2016).

Exhibit 10(h)	-	National Western Life Insurance Company 2017 International Marketing Officer Bonus Program (Exhibit 10(h) to Form 8-K dated December 16, 2016).

Exhibit 10(i)	-	National Western Life Insurance Company 2017 Officer Bonus Program (Exhibit 10(i) to Form 8-K dated December 16, 2016).

Exhibit 10(j)	-	National Western Life Insurance Company 2018 Executive Officer Bonus Program (Exhibit 10(j) to Form 8-K dated December 18, 2017).

Exhibit 10(k)	-	National Western Life Insurance Company 2018 Domestic Marketing Officer Bonus Program (Exhibit 10(k) to Form 8-K dated December 18, 2017).

Exhibit 10(l)	-	National Western Life Insurance Company 2018 International Marketing Officer Bonus Program (Exhibit 10(l) to Form 8-K dated December 18, 2017).

Exhibit 10(m)	-	National Western Life Insurance Company 2018 Officer Bonus Program (Exhibit 10(m) to Form 8-K dated December 18, 2017).

Exhibit 10(n)	-	National Western Life Insurance Company Change in Control & Severance Agreement - dated December 21, 2017

Exhibit 21	-	Subsidiaries of the Registrant.

Exhibit 23(a)	-	Consent of Independent Registered Public Accounting Firm.

Exhibit 31(a)	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	-	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

National Western Life Insurance Company:

Exhibit 3ii(i)	-	Amended and Restated Bylaws of National Western Life Insurance Company, dated March 16, 2015 (incorporated by reference to Exhibit 3ii(i) to the Company's Form 8-K dated March 16, 2015).

Exhibit 3.1	-
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

(c) Financial Statement Schedules

The financial statement schedules required by Regulation S-K are listed as to location in Attachment A, Index to Consolidated Financial Statements, Notes and Schedules, on page 84 of this report.

ATTACHMENT A

All other schedules are omitted because they are not applicable, not required, or because the information required by the schedule is included elsewhere in the Consolidated Financial Statements or notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
National Western Life Group, Inc.
Austin, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of National Western Life Group, Inc. (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of earnings, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and schedules I (summary of investments other than investments in related parties), II (condensed financial information of registrant) and V (valuation and qualifying accounts) (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and our report dated March 1, 2018, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits.

We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/BKD, LLP

We have served as the Company's auditor since 2014.

Little Rock, Arkansas
March 1, 2018

NATIONAL WESTERN LIFE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2017 and 2016
(In thousands)

ASSETS	2017	2016

Investments:
Securities held to maturity, at amortized cost (fair value: $7,434,104 and $7,337,611)	$7,247,024	7,159,259
Securities available for sale, at fair value (amortized cost: $2,977,400 and $2,991,042)	3,059,609	3,060,363
Mortgage loans, net of allowance for possible losses ($650 and $650)	208,249	174,534
Policy loans	56,405	58,699
Derivatives, index options	194,731	120,644
Other long-term investments	51,828	53,954

Total investments	10,817,846	10,627,453

Cash and cash equivalents	217,624	51,247
Deferred policy acquisition costs	819,511	835,194
Deferred sales inducements	135,570	147,111
Accrued investment income	96,818	99,245
Other assets	137,725	134,731

Total assets	$12,225,094	11,894,981

See accompanying notes to Consolidated Financial Statements.

NATIONAL WESTERN LIFE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2017 and 2016
(In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY	2017	2016

LIABILITIES:
Future policy benefits:
Universal life and annuity contracts	$9,962,589	9,722,313
Traditional life reserves	135,895	136,782
Other policyholder liabilities	128,009	143,391
Deferred Federal income tax liability	25,408	64,990
Federal income tax payable	2,701	789
Other liabilities	138,318	104,888

Total liabilities	10,392,920	10,173,153

COMMITMENTS AND CONTINGENCIES (Notes 4, 7, and 9)

STOCKHOLDERS' EQUITY (Note 10):
Common stock:
Class A - $.01 par value in 2017 and 2016; 7,500,000 shares authorized; 3,436,166 shares issued and outstanding in 2017 and 2016	34	34
Class B - $.01 par value in 2017 and 2016; 200,000 shares authorized, issued, and outstanding in 2017 and 2016	2	2
Additional paid-in capital	41,716	41,716
Accumulated other comprehensive income	14,281	10,552
Retained earnings	1,776,141	1,669,524

Total stockholders' equity	1,832,174	1,721,828

Total liabilities and stockholders' equity	$12,225,094	11,894,981

See accompanying notes to Consolidated Financial Statements.

NATIONAL WESTERN LIFE GROUP, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
For the Years Ended December 31, 2017, 2016 and 2015
(In thousands except per share amounts)

	2017	2016	2015

Premiums and other revenue:
Universal life and annuity contract charges	$159,968	163,447	155,608
Traditional life premiums	18,962	19,276	19,699
Net investment income	659,685	467,674	379,114
Other revenues	21,070	18,901	28,166
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) (losses) recoveries	487	110	2,801
Portion of OTTI losses recognized in other comprehensive income	(599)	(110)	(3,053)
Net OTTI losses recognized in earnings	(112)	—	(252)
Other net investment gains	14,875	13,070	7,461
Total net realized investment gains (losses)	14,763	13,070	7,209

Total revenues	874,448	682,368	589,796

Benefits and expenses:
Life and other policy benefits	71,485	65,529	67,452
Amortization of deferred policy acquisition costs	114,387	121,139	120,333
Universal life and annuity contract interest	437,019	248,390	176,901
Other operating expenses	107,002	94,448	78,442

Total benefits and expenses	729,893	529,506	443,128

Earnings before Federal income taxes	144,555	152,862	146,668

Federal income taxes	34,134	51,970	48,272

Net earnings	$110,421	100,892	98,396

Basic Earnings Per Share:
Class A	$31.23	28.53	27.83
Class B	$15.61	14.27	13.91

Diluted Earnings Per Share:
Class A	$31.23	28.53	27.82
Class B	$15.61	14.27	13.91
See accompanying notes to Consolidated Financial Statements.

NATIONAL WESTERN LIFE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2017, 2016 and 2015
(In thousands)

	2017	2016	2015

Net earnings	$110,421	100,892	98,396

Other comprehensive income (loss), net of effects of deferred costs and taxes:
Unrealized gains (losses) on securities:
Net unrealized holding gains (losses) arising during period	8,288	12,621	(39,797)
Net unrealized liquidity gains (losses)	195	37	1,022
Reclassification adjustment for net amounts included in net earnings	(3,403)	(2,155)	(2,085)

Net unrealized gains (losses) on securities	5,080	10,503	(40,860)

Foreign currency translation adjustments	(9)	(164)	140

Benefit plans:
Amortization of net prior service cost and net gain	(3,873)	(116)	(737)

Other comprehensive income (loss)	1,198	10,223	(41,457)

Comprehensive income (loss)	$111,619	$111,115	56,939

See accompanying notes to Consolidated Financial Statements.

NATIONAL WESTERN LIFE GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2017, 2016 and 2015
(In thousands)

	2017	2016	2015

Common stock:
Balance at beginning of period	$36	36	3,636
Reclass par value due to reorganization (see Note 10)	—	—	(3,600)
Shares exercised under stock option plan	—	—	—

Balance at end of period	36	36	36

Additional paid-in capital:
Balance at beginning of period	41,716	41,716	38,116
Reclass paid-in capital due to reorganization (see Note 10)	—	—	3,600
Shares exercised under stock option plan	—	—	—

Balance at end of period	41,716	41,716	41,716

Accumulated other comprehensive income (loss):
Unrealized gains (losses) on non-impaired securities:
Balance at beginning of period	22,813	12,347	54,229
Change in unrealized gains (losses) during period	4,885	10,466	(41,882)
Reclassification to retained earnings (see Note 1)	5,966	—	—

Balance at end of period	33,664	22,813	12,347

Unrealized losses on impaired held to maturity securities:
Balance at beginning of period	(203)	(240)	(1,262)
Amortization	(242)	72	(29)
Other-than-temporary impairments, non-credit, net of tax	631	—	2,013
Additional credit loss on previously impaired securities	—	—	—
Change in shadow deferred policy acquisition costs	(194)	(35)	(962)
Reclassification to retained earnings (see Note 1)	(2)	—	—

Balance at end of period	(10)	(203)	(240)

		(Continued on next page)

NATIONAL WESTERN LIFE GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2017, 2016 and 2015
(In thousands)

	2017	2016	2015

Unrealized losses on impaired available for sale securities:
Balance at beginning of period	(1)	(1)	(1)
Change in shadow deferred policy acquisition costs	—	—	—
Recoveries, net of tax	—	—	—
Reclassification to retained earnings (see Note 1)	—	—	—

Balance at end of period	(1)	(1)	(1)

Foreign currency translation adjustments:
Balance at beginning of period	2,661	2,825	2,685
Change in translation adjustments during period	(9)	(164)	140
Reclassification to retained earnings (see Note 1)	571	—	—

Balance at end of period	3,223	2,661	2,825

Benefit plan liability adjustment:
Balance at beginning of period	(14,718)	(14,602)	(13,865)
Amortization of net prior service cost and net gain, net of tax	(3,873)	(116)	(737)
Reclassification to retained earnings (see Note 1)	(4,004)	—	—

Balance at end of period	(22,595)	(14,718)	(14,602)

Accumulated other comprehensive income (loss) at end of period	14,281	10,552	329

Retained earnings:
Balance at beginning of period	1,669,524	1,569,905	1,472,782
Reclassification from accumulated other comprehensive income (loss) (see Note 1)	(2,531)	—	—
Net earnings	110,421	100,892	98,396
Stockholder dividends	(1,273)	(1,273)	(1,273)

Balance at end of period	1,776,141	1,669,524	1,569,905

Total stockholders' equity	$1,832,174	1,721,828	1,611,986

See accompanying notes to Consolidated Financial Statements.

NATIONAL WESTERN LIFE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2017, 2016 and 2015
(In thousands)

	2017	2016	2015

Cash flows from operating activities:
Net earnings	$110,421	100,892	98,396
Adjustments to reconcile net earnings to net cash provided by operating activities:
Universal life and annuity contract interest	437,019	248,390	176,901
Surrender charges and other policy revenues	(42,061)	(44,828)	(20,493)
Realized (gains) losses on investments	(14,763)	(13,070)	(7,209)
Accretion/amortization of discounts and premiums, investments	(281)	(176)	525
Depreciation and amortization	10,005	8,057	2,987
(Increase) decrease in value of derivatives	(222,875)	(28,364)	61,750
(Increase) decrease in deferred policy acquisition and sales inducement costs	21,554	9,206	120
(Increase) decrease in accrued investment income	2,427	374	(3,492)
(Increase) decrease in other assets	(6,769)	167	(12,929)
Increase (decrease) in liabilities for future policy benefits	7,694	8,988	12,256
(Decrease) increase in other policyholder liabilities	(15,382)	(11,871)	16,041
(Decrease) increase in Federal income tax liability	1,912	13,301	(15,848)
Increase (decrease) in deferred Federal income tax	(40,227)	10,152	40,017
(Decrease) increase in other liabilities	27,456	7,925	(2,798)

Net cash provided by operating activities	276,130	309,143	346,224

Cash flows from investing activities:
Proceeds from sales of:
Securities held to maturity	—	975	—
Securities available for sale	22,861	15,123	14,203
Other investments	9,331	4,041	3,684
Proceeds from maturities and redemptions of:
Securities held to maturity	490,841	404,802	475,151
Securities available for sale	288,208	191,225	270,044
Derivatives, index options	219,865	21,848	100,050
Property and equipment	3,024	1,528	—
Purchases of:
Securities held to maturity	(570,716)	(383,722)	(810,384)
Securities available for sale	(292,587)	(348,174)	(529,242)
Derivatives, index options	(75,330)	(74,658)	(86,927)
Other investments	(331)	(29,505)	(4,250)
Property and equipment	(9,116)	(50,214)	—

		(Continued on Next Page)

NATIONAL WESTERN LIFE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2017, 2016 and 2015
(In thousands)

	2017	2016	2015

Principal payments on mortgage loans	25,901	18,469	80,047
Cost of mortgage loans acquired	(59,448)	(84,561)	(38,471)
(Increase) decrease in policy loans	2,294	3,258	1,688

Net cash provided by (used in) investing activities	54,797	(309,565)	(524,407)

Cash flows from financing activities:
Dividends on common stock	(1,273)	(1,273)	(1,273)
Deposits to account balances for universal life and annuity contracts	728,873	847,147	918,574
Return of account balances on universal life and annuity contracts	(892,135)	(899,961)	(910,403)
Issuance of common stock under stock option plan	—	—	—

Net cash provided by (used in) financing activities	(164,535)	(54,087)	6,898

Effect of foreign exchange	(15)	(251)	214

Net increase (decrease) in cash and cash equivalents	166,377	(54,760)	(171,071)
Cash and cash equivalents at beginning of year	51,247	106,007	277,078

Cash and cash equivalents at end of year	$217,624	51,247	106,007

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$40	44	30
Income taxes	$72,449	28,243	24,127

Noncash operating activities:
Deferral of sales inducements	$(10,650)	(7,620)	(10,854)

See accompanying notes to Consolidated Financial Statements.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Principles of Consolidation. On October 1, 2015, National Western Life Insurance Company ("National Western") completed its previously announced holding company reorganization pursuant to the Agreement and Plan of Merger, dated April 6, 2015, which was approved by the shareholders of National Western at its Annual Meeting of Shareholders held on June 19, 2015. As a result of the reorganization, National Western became a wholly owned subsidiary of National Western Life Group, Inc. ("NWLGI"), a Delaware Corporation, and NWLGI replaced National Western as the publicly held company. Consequently, all filings with the Securities and Exchange Commission ("SEC") from October 2, 2015 and forward have been filed by NWLGI under CIK No. 0001635984.

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

For purposes of filing this Form 10-K for the years ended December 31, 2017, 2016, and 2015, the accompanying Consolidated Financial Statements and notes thereto have been titled "National Western Life Group, Inc." to reflect the current name of the public registrant. All significant intercorporate transactions and accounts have been eliminated in consolidation and references to the "Company" as contained herein refer to the consolidated entity.

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

The table below shows the unrealized gains and losses on available-for-sale securities that were reclassified out of accumulated other comprehensive income for the years ended December 31, 2017, 2016 and 2015.

Affected Line Item In the Consolidated Statements of Earnings	Amount Reclassified from Accumulated Other Comprehensive Income
	Years Ended December 31,
	2017	2016	2015

Other net investment gains (losses)	$5,348	3,316	3,459
Net OTTI losses recognized in earnings	(112)	—	(252)
Earnings before Federal income taxes	5,236	3,316	3,207
Federal income taxes	1,833	1,161	1,122

Net earnings	$3,403	2,155	2,085

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

Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method.  For mortgage-backed and asset-backed securities, the effective interest method is used based on anticipated prepayments and the estimated economic life of the securities.  When estimates of prepayments change, the effective yield is recalculated to reflect actual payments to date and anticipated future payments.  The net investment in the securities is adjusted to the amount that would have existed had the new effective yield been applied at the time of acquisition (retrospective method).  This adjustment is reflected in net investment income. For loan-backed securities not meeting the definition of "highly rated", the prospective method is evaluated and, if materially different from the retrospective method, utilized to account for these securities. The retrospective adjustment method has been used to value all loan-backed and structured securities included in the accompanying Consolidated Financial Statements.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Realized gains and losses for securities available for sale and securities held to maturity are included in earnings and are derived using the specific identification method for determining the cost of securities sold or called.  Prepayment penalty fees received from issuers that call their securities before maturity are excluded from the calculation of realized gain or loss and are included as a component of investment income. Decline in the fair value of securities below their cost basis that are deemed other-than-temporary are bifurcated into separate credit and non-credit declinations.  The noncredit related declines are reclassified as unrealized losses in accumulated other comprehensive income (loss).  Credit losses are recorded in earnings and result in the establishment of a new cost basis for the security.  The new discount or reduced premium amount is amortized over the remaining life of the impaired debt security prospectively based on the amount and timing of future estimated cash flows.

Mortgage loans and other long-term investments are stated at cost, less unamortized discounts, deferred fees, and allowances for possible losses. Policy loans are stated at their aggregate unpaid balances. Real estate is stated at the lower of cost or fair value less estimated costs to sell.

Impaired loans are those loans where it is probable that all amounts due according to contractual terms of the loan agreement will not be collected.  The Company has identified these loans through its normal loan review procedures.  Impaired loans include: 1) nonaccrual loans, 2) loans which are 90 days or more past due, unless they are well secured and are in the process of collection, and 3) other loans which management believes are impaired.  Impaired loans are measured based on: 1) the present value of expected future cash flows discounted at the loan's effective interest rate, 2) the loan's observable market price, or 3) the fair value of the collateral if the loan is collateral dependent.  When the Company has loans considered impaired substantially all are measured at the fair value of the collateral.  In limited cases, the Company may use other methods to determine the level of impairment of a loan if such loan is not collateral dependent.

While the Company closely manages its investment portfolio, future changes in issuer facts and circumstances can result in impairments beyond those currently identified.

(D) Cash and Cash Equivalents. For purposes of the Consolidated Statements of Cash Flows, the Company considers all short-term investments with a maturity at the date of purchase of three months or less to be cash equivalents.

(E) Derivatives.   Fixed-index products combine features associated with traditional fixed annuities and universal life contracts, with the option to have interest rates linked in part to an underlying equity index.  The equity return component of such policy contracts is identified separately and accounted for in future policy benefits as embedded derivatives on the Consolidated Balance Sheets.  The remaining portions of these policy contracts are considered the host contracts and are recorded separately within future policy benefits as fixed annuity or universal life contracts. The host contracts are accounted for under debt instrument type accounting.  The host contracts are recorded as discounted debt instruments that are accreted, using the effective yield method, to their minimum account values at their projected maturities or termination dates.

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

The Company does not elect hedge accounting relative to derivative instruments. The derivatives are reported at their fair value in the accompanying Consolidated Financial Statements.  Changes in the values of the index options and changes in the policyholder liabilities are both reflected in the Consolidated Statement of Earnings.  Any gains or losses from the sale or expiration of the options, as well as period-to-period changes in values, are reflected as net investment income in the Consolidated Statement of Earnings.  Any changes relative to the embedded derivatives associated with policy contracts are reflected in contract interest in the Consolidated Statement of Earnings.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Although there is credit risk in the event of nonperformance by counterparties to the index options, the Company does not expect any counterparties to fail to meet their obligations, given their high credit ratings.  In addition, credit support agreements are in place with all counterparties for option holdings in excess of specific limits, which further reduces the Company's credit exposure.  At December 31, 2017 and 2016, the fair value of index options owned by the Company totaled $194.7 million and $120.6 million, respectively. Of these amounts, $119.4 million and $44.8 million represent unrealized gains on the options held at December 31, 2017 and 2016, respectively.

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

A summary of information relative to deferred policy acquisition costs ("DPAC") is provided in the table below.

	Years Ended December 31,
	2017	2016	2015
	(In thousands)

Deferred policy acquisition costs, beginning of year	$835,194	853,451	802,919

Policy acquisition costs deferred:
Agents' commissions	95,088	112,048	124,498
Other	8,433	7,808	6,894

Total costs deferred	103,521	119,856	131,392

Amortization of deferred policy acquisition costs	(114,387)	(121,139)	(120,333)
Adjustments for unrealized (gains) losses on investment securities	(4,817)	(16,974)	39,473

Deferred policy acquisition costs, end of year	$819,511	835,194	853,451

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of information relative to deferred sales inducements is provided in the table below.

	Years Ended December 31,
	2017	2016	2015
	(In thousands)

Deferred sales inducements, beginning of year	$147,111	159,166	159,766

Sales inducement costs deferred	17,901	19,302	17,704
Amortization of sales inducements	(28,552)	(26,922)	(28,559)
Adjustments for unrealized (gains) losses on investment securities	(890)	(4,435)	10,255

Deferred sales inducements, end of year	$135,570	147,111	159,166

Amortization of deferred policy acquisition costs decreased to $114.4 million in the year ended December 31, 2017 compared to $121.1 million reported in 2016.  Amortization expense in 2017 included $11.9 million in prospective unlocking adjustments which decreased amortization expense for the following: (a) reducing interest crediting rate spreads in the Domestic Life segment which increased amortization expense by $0.8 million; (b) International Life segment for favorable mortality, improved lapse rates in certain markets, an interest rate clawback provision, and reducing interest crediting rate spreads, collectively decreasing amortization expense by $(27.7) million; and (c) in the Annuity segment updating surrender and annuitization rates on two tier annuities, reducing interest crediting rate spreads, and adjusting withdrawal benefit assumptions, which collectively increased amortization expense by $15.1 million.

Amortization expense in 2016 included $13.8 million in prospective unlocking adjustments which decreased amortization expense for the following: (a) updating DPAC future gross profit projections for universal life insurance riders in the Domestic Life and International Life segments which had not been previously included in software models which decreased amortization expense by $(2.1) million; (b) favorable mortality in the Domestic Life segment which decreased amortization expense by $(8.2) million; (c) in the International segment favorable mortality, increased cost of insurance charges that had been implemented, and higher lapse rates for policies associated with the residents that the company ceased accepting applications from, collectively decreasing amortization expense by $(7.3) million; and (d) updating surrender and annuitization rates on indexed, single tier, and two tier annuities which increased amortization expense by $3.7 million.

Amortization expense in 2015 included $1.8 million in prospective unlocking adjustments which decreased amortization expense as follows: (a) for favorable mortality experience on an International Life universal life product which decreased amortization expense by $(7.1) million, and (b) unlocking future expense assumptions pertaining to product development override costs (trailer commissions) in the Annuity segment which increased amortization expense by $5.3 million.

Similar to deferred policy acquisition costs, amortization of deferred sales inducements includes unlocking adjustments. In 2017, the deferred sales inducement balance was unlocked for updating surrender and annuitization rates on two tier annuities, reducing interest crediting rate spreads, and adjusting withdrawal benefit assumptions which increased contract interest expense by $4.3 million. In 2016, the deferred sales inducement balance was unlocked for updating surrender and annuitization rates on annuities as discussed above which increased contract interest expense by $1.7 million. In 2015, the deferred sales inducement balance was unlocked for future expenses assumptions pertaining to product development costs as discussed above. The effect of the prospective unlocking was to decrease the deferred sales inducement balance and increase contract interest expense by $1.8 million.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A summary of direct premiums and deposits collected is provided below.

	Years Ended December 31,
	2017	2016	2015
	(In thousands)

Annuity deposits	$608,799	730,740	775,010
Universal life insurance deposits	254,960	250,459	277,229
Traditional life and other premiums	22,624	22,377	23,162

Totals	$886,383	1,003,576	1,075,401

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

4.  Deferred Federal income taxes are provided for temporary differences which are recognized in the Consolidated Financial Statements in a different period than for Federal income tax purposes.  Deferred taxes are also recognized in statutory accounting practices; however, there are limitations as to the amount of deferred tax assets that may be reported as admitted assets.  The change in the deferred taxes is recorded directly in surplus, rather than as a component of income tax expense.

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

	2017	2016	2015
	(In thousands)

Net gain from operations before Federal and foreign income taxes	$197,597	124,571	8,139

Net income	$126,932	88,712	7,060

Unassigned surplus	$1,330,491	1,207,298	1,127,140

Capital and surplus	$1,374,554	1,251,361	1,171,203

(J) Stock Compensation. The Company accounts for its share-based compensation for GAAP reporting using liability accounting, and measures compensation cost using the fair value method at each reporting date.  For stock options, fair value is determined using an option pricing model that takes into account various information and assumptions including the Company's stock price, volatility, option price, vesting dates, exercise dates and projected option lapses.  The Company used the intrinsic value method for statutory basis reporting through 2015. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The fair value method was adopted for statutory basis reporting effective January 1, 2016.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(K) Accounting Standards and Changes in Accounting

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
Accounting promouncements adopted and pending adoption
On February 14, 2018, the FASB released ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The update addresses certain stranded income tax effects in accumulated other comprehensive income caused by the Tax Cuts and Job Act ("Tax Act") which was passed in December 2017. Under the new FASB rules, financial statement preparers are provided the option to reclassify stranded tax effects within accumulated other comprehensive income in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recorded. Companies must apply the new guidance for fiscal years, including interim periods within such years, starting after December 15, 2018, with early adoption permitted. The amendments are to be applied in either the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the federal corporate income tax rate from the Tax Act is recognized. The Company elected to adopt the requirements of this update in its Consolidated Financial Statements for the year ended December 31, 2017 and has reported the resultant reclassification amount,$2.5 million, as a charge to Retained Earnings in the accompanying Consolidated Statements of Stockholders' Equity.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance requires companies to recognize revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. As an insurance enterprise, the primary sources of revenue are excluded from this guidance, including insurance premiums, contract charges, and investment revenues. We have certain types of non-insurance and non-investment revenue from contracts with customers that fall under this guidance. These revenues are recognized when obligations under the terms of the contract are satisfied. The amount of revenue recognized reflects the consideration we expect to be entitled to in exchange for those services. For these revenues, the performance obligation is fulfilled as services are rendered. Revenues from contracts with customers identified under Topic 606 are not material, approximately 2% of our total revenues for the year ended December 31, 2017. The guidance is effective for reporting periods beginning after December 15, 2017 and is to be applied either on a full or modified retrospective basis. The Company does not expect a material effect on the results of operations or financial position with the adoption of this ASU.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2016, the FASB released Accounting Standards Update ("ASU") 2016-01, Recognition and Measurement of Financial Assets and Liabilities. The main provisions of the update are to eliminate the available for sale classification of accounting for equity securities and to adjust the fair value disclosures for financial instruments carried at amortized costs such that the disclosed fair values represent an exit price as opposed to an entry price. The provisions of this update will require that equity securities be carried at fair market value on the balance sheet and any periodic changes in value will be adjustments to the income statement. The provisions of this update become effective for interim and annual periods beginning after December 15, 2017. The Company does not expect the requirements of this update to have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2017, the FASB released ASU 2017-09, Compensation - Stock Compensation. The update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Accounting Standards Codification ("ASC") Topic 718. An entity shall account for the effects of a modification described in ASC paragraphs 718-20-35-3 through 35-9, unless all the following are met: (1) The fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified; (2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The provisions of this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. The Company does not expect a material effect on the results of operations or financial position with the adoption of this ASU.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future Consolidated Financial Statements.

(2)  DEPOSITS WITH REGULATORY AUTHORITIES

The following assets were on deposit with state and other regulatory authorities, as required by law, at the end of each year.

	December 31,
	2017	2016
	(In thousands)

Debt securities held to maturity	$14,596	13,790
Debt securities available for sale	685	805
Short-term investments	475	475

Totals	$15,756	15,070

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)  INVESTMENTS

(A)  Investment Income

The major components of net investment income are as follows:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)

Gross investment income:
Debt and equity securities	$409,401	416,638	416,633
Mortgage loans	11,045	7,964	10,274
Policy loans	3,485	3,700	3,938
Derivative gains (losses)	222,875	28,364	(61,750)
Short term investments	1,012	668	197
Other investment income	13,137	11,432	10,939

Total investment income	660,955	468,766	380,231
Less investment expenses	1,270	1,092	1,117

Net investment income	$659,685	467,674	379,114

(B)  Mortgage Loans and Real Estate

A financing receivable is a contractual right to receive money on demand or on fixed or determinable dates that is recognized as an asset in a company’s statement of financial position.  The Company’s mortgage, participation and mezzanine loans on real estate are the only financing receivables included in the Consolidated Balance Sheets.

In general, the Company originates loans on high quality, income-producing properties such as shopping centers, freestanding retail stores, office buildings, industrial and sales or service facilities, selected apartment buildings, hotels, and health care facilities.  The location of these properties is typically in major metropolitan areas that offer a potential for property value appreciation. Credit and default risk is minimized through strict underwriting guidelines and diversification of underlying property types and geographic locations.  In addition to being secured by the property, mortgage loans with leases on the underlying property are often guaranteed by the lease payments and also by the borrower.  This approach has proven to result in quality mortgage loans with few defaults.  Mortgage loan interest income is recognized on an accrual basis with any premium or discount amortized over the life of the loan.  Prepayment and late fees are recorded on the date of collection.

The Company requires a minimum specified yield on mortgage loan investments determined by reference to currently available debt security instrument yields, plus a desired amount of incremental basis points.  During the past several years, the low interest rate environment has resulted in fewer loan opportunities being available that meet the Company's required rate of return. Mortgage loans originated by the Company totaled $59.4 million and $84.6 million for the years 2017 and 2016, respectively.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's direct investments in real estate historically have not been a significant portion of its total investment portfolio as most of these type of investments are acquired through mortgage loan foreclosures.  The Company also participates in several real estate joint ventures and limited partnerships that invest primarily in income-producing retail properties.  These investments have generally served to enhance the Company's overall investment portfolio returns.

The Company held net investments in mortgage loans, after allowances for possible losses, totaling $208.2 million and $174.5 million at December 31, 2017 and 2016, respectively.  The diversification of the portfolio by geographic region, property type, and loan-to-value ratio was as follows:

	December 31, 2017		December 31, 2016
	Amount	%	Amount	%
	(In thousands)		(In thousands)
Mortgage Loans by Geographic Region:
West South Central	$119,794	57.3	$102,531	58.5
East North Central	30,876	14.8	26,717	15.3
South Atlantic	19,155	9.2	14,130	8.1
East South Central	14,273	6.8	6,512	3.7
West North Central	12,967	6.2	—	—
Pacific	8,014	3.8	9,872	5.6
Middle Atlantic	2,215	1.1	2,288	1.3
Mountain	1,605	0.8	1,646	0.9
New England	—	—	11,488	6.6
Gross balance	208,899	100.0	175,184	100.0

Allowance for possible losses	(650)	(0.3)	(650)	(0.4)

Totals	$208,249	99.7	$174,534	99.6

	December 31, 2017		December 31, 2016
	Amount	%	Amount	%
	(In thousands)		(In thousands)
Mortgage Loans by Property Type:
Retail	$87,805	42.0	$89,947	51.3
Office	74,301	35.6	57,095	32.6
Hotel	13,782	6.6	9,708	5.6
Land/Lots	10,563	5.1	4,946	2.8
All other	22,448	10.7	13,488	7.7
Gross balance	208,899	100.0	175,184	100.0

Allowance for possible losses	(650)	(0.3)	(650)	(0.4)

Totals	$208,249	99.7	$174,534	99.6

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2017		December 31, 2016
	Amount	%	Amount	%
	(In thousands)		(In thousands)
Mortgage Loans by Loan-to-Value Ratio (1):
Less than 50%	$82,224	39.4	$54,783	31.3
50% to 60%	27,395	13.1	12,946	7.4
60% to 70%	86,849	41.6	76,959	43.9
70% to 80%	—	—	6,192	3.5
80% to 90%	6,929	3.3	18,688	10.7
Greater than 90%	5,502	2.6	5,616	3.2
Gross balance	208,899	100.0	175,184	100.0

Allowance for possible losses	(650)	(0.3)	(650)	(0.4)

Totals	$208,249	99.7	$174,534	99.6

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

The Company recognized no valuation losses for the years ended December 31, 2017, 2016 and 2015, respectively.  The current mortgage loan valuation allowance represents a general valuation allowance established for the Company's mortgage loan portfolio based upon the Company's loss experience over an extended period of time and is not specifically identified to individual loans. Impairments are based on information which indicated that the Company may not collect all amounts in accordance with the mortgage agreement. While the Company closely monitors its mortgage loan portfolio, future changes in economic conditions can result in impairments beyond those currently identified.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the mortgage loan allowance for the years ended December 31, 2017 and 2016:

	2017	2016
	(In thousands)

Balance, beginning of period	$650	650
Provision	—	—
Releases	—	—

Balance, end of period	$650	650

The Company does not recognize interest income on loans past due 90 days or more.  The Company had no mortgage loans past due six months or more at December 31, 2017, 2016 and 2015.  There was no interest income not recognized in 2017, 2016 and 2015.

The contractual maturities of mortgage loan principal balances at December 31, 2017 and 2016 were as follows:

	December 31, 2017		December 31, 2016
	Amount	%	Amount	%
	(In thousands)		(In thousands)
Principal Balance by Contractual Maturity:
Due in one year or less	$22,966	11.0	$21,595	12.3
Due after one year through five years	41,248	19.7	36,159	20.6
Due after five years through ten years	119,966	57.2	99,391	56.5
Due after ten years through fifteen years	25,429	12.1	7,200	4.1
Due after fifteen years	—	—	11,488	6.5

Totals	$209,609	100.0	$175,833	100.0

The Company's direct investments in real estate investments are not a significant portion of its total investment portfolio. These investments totaled approximately $37.4 million at December 31, 2017 and $31.8 million at December 31, 2016, and consist primarily of income-producing properties which are being operated by a wholly-owned subsidiary of National Western.  The Company’s real estate holdings are reflected in other long-term investments in the accompanying Consolidated Financial Statements.  The Company records real estate at the lower of cost or fair value less estimated cost to sell, which is determined on an individual asset basis.  The Company recognized operating income on these properties of approximately $2.9 million, $2.6 million and $1.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.  The Company had real estate investments that were non-income producing for the preceding twelve months totaling $0.1 million, $0.2 million and $0.9 million at December 31, 2017, 2016 and 2015, respectively.

The Company monitors the conditions and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition. The Company recorded net realized investment gains on disposals of $2.7 million, $2.9 million and $0.0 million associated with these real estate investments in the years ended December 31, 2017, 2016 and 2015, respectively.  The net realized investment gains in 2017 were on disposed properties located in Austin, Texas and Dallas, Texas. The net realized investment gains in 2016 were on disposed properties located in Brazoria County (Texas), Ruidoso, New Mexico, and Austin, Texas. During the year ended 2016 the Company purchased two properties, one located in Cypress, Texas and the other in Tupelo, Mississippi for a total of $16.8 million.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(C)  Debt and Equity Securities

The table below presents amortized costs and fair values of securities held to maturity at December 31, 2017.

	Securities Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
U.S. Treasury	$1,337	177	—	1,514
States and political subdivisions	467,437	21,907	(100)	489,244
Public utilities	1,062,545	30,527	(894)	1,092,178
Corporate	4,430,099	121,978	(7,876)	4,544,201
Residential mortgage-backed	1,280,307	27,445	(6,216)	1,301,536
Home equity	4,262	57	(4)	4,315
Manufactured housing	1,037	79	—	1,116

Totals	$7,247,024	202,170	(15,090)	7,434,104

The table below presents amortized costs and fair values of securities available for sale at December 31, 2017.

	Securities Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
States and political subdivisions	$575	—	(29)	546
Foreign governments	9,964	326	—	10,290
Public utilities	83,466	3,640	—	87,106
Corporate	2,842,381	81,737	(10,744)	2,913,374
Residential mortgage-backed	20,246	1,376	(52)	21,570
Home equity	7,878	367	—	8,245
Manufactured housing	—	—	—	—
	2,964,510	87,446	(10,825)	3,041,131

Equity securities	12,890	5,708	(120)	18,478

Totals	$2,977,400	93,154	(10,945)	3,059,609

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents amortized costs and fair values of securities held to maturity at December 31, 2016.

	Securities Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
U.S. agencies	$—	—	—	—
U.S. Treasury	1,333	235	—	1,568
States and political subdivisions	456,069	22,697	(2,841)	475,925
Public utilities	1,087,176	36,904	(3,133)	1,120,947
Corporate	4,237,029	116,720	(29,701)	4,324,048
Residential mortgage-backed	1,367,270	42,345	(6,468)	1,403,147
Home equity	8,826	1,462	—	10,288
Manufactured housing	1,556	132	—	1,688

Totals	$7,159,259	220,495	(42,143)	7,337,611

The table below presents amortized costs and fair values of securities available for sale at December 31, 2016.

	Securities Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
States and political subdivisions	$580	—	(6)	574
Foreign governments	9,956	380	—	10,336
Public utilities	127,181	4,745	(232)	131,694
Corporate	2,802,852	80,414	(22,603)	2,860,663
Residential mortgage-backed	27,110	2,137	(91)	29,156
Home equity	9,341	286	—	9,627
Manufactured housing	—	—	—	—
	2,977,020	87,962	(22,932)	3,042,050

Equity securities	14,022	4,657	(366)	18,313

Totals	$2,991,042	92,619	(23,298)	3,060,363

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's investment policy is to invest in high quality securities with the primary intention of holding these securities until the stated maturity.  As such, the portfolio has exposure to interest rate risk, which is the risk that funds are invested today at a market interest rate and in the future interest rates rise causing the current market price on that investment to be lower.  This risk is not a significant factor relative to the Company's buy and hold portfolio, since the intention is to receive the stated interest rate and principal at maturity to match liability requirements to policyholders.  Also, the Company takes steps to manage these risks.  For example, the Company purchases mortgage-backed securities types that have more predictable cash flow patterns.

In addition, the Company is exposed to credit risk which is continually monitored.  Credit risk is the risk that an issuer of a security will not be able to fulfill their obligations relative to a security payment schedule and maturity date.  The Company reviewed pertinent information for all issuers in an unrealized loss position at December 31, 2017 including market pricing history, credit ratings, analyst reports, as well as data provided by the issuers themselves.  The Company then made a determination on each specific issuer relating to whether an other-than-temporary impairment existed.  For the securities that have not been impaired at December 31, 2017, the Company intends to hold these securities until recovery in fair value and expects to receive all amounts due relative to principal and interest.

The Company held below investment grade debt securities totaling $101.3 million and $179.5 million at December 31, 2017 and 2016, respectively. These amounts represent 0.9% and 1.7% of total invested assets for December 31, 2017 and 2016, respectively.  Below investment grade holdings are the result of credit rating downgrades subsequent to purchase, as the Company only invests in high quality securities with ratings quoted as investment grade.  Below investment grade securities generally have greater default risk than higher rated corporate debt.  The issuers of these securities are usually more sensitive to adverse industry or economic conditions than are investment grade issuers.

For the year ended December 31, 2017, the Company recorded net realized gains totaling $14.8 million related to the disposition of investment securities.  The net realized gains included $0.1 million losses for other-than-temporary impairment write-downs on investments. For the years ended December 2016 and 2015, the Company recorded net realized gains totaling $13.1 million and $7.2 million, respectively, related to disposition of securities.

The following table shows the gross unrealized losses and fair values of the Company's held to maturity investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2017.

	Securities Held to Maturity
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
State and political subdivisions	$6,308	(14)	4,869	(86)	11,177	(100)
Public utilities	68,368	(407)	34,091	(487)	102,459	(894)
Corporate	248,844	(1,296)	431,591	(6,580)	680,435	(7,876)
Residential mortgage-backed	130,015	(738)	192,399	(5,478)	322,414	(6,216)
Home equity	2,830	(4)	—	—	2,830	(4)

Total temporarily impaired securities	$456,365	(2,459)	662,950	(12,631)	1,119,315	(15,090)

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the gross unrealized losses and fair values of the Company's available for sale investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2017.

	Securities Available For Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
State and political subdivisions	$546	(29)	—	—	546	(29)
Public utilities	—	—	—	—	—	—
Corporate	201,575	(1,134)	296,845	(9,610)	498,420	(10,744)
Residential mortgage-backed	1,325	(14)	1,085	(38)	2,410	(52)
Home equity	1,653	—	—	—	1,653	—
	205,099	(1,177)	297,930	(9,648)	503,029	(10,825)

Equity securities	1,246	(77)	289	(43)	1,535	(120)

Total temporarily impaired securities	$206,345	(1,254)	298,219	(9,691)	504,564	(10,945)

The Company does not consider securities to be other-than-temporarily impaired where the market decline is attributable to factors such as market volatility, liquidity, spread widening and credit quality where it is anticipated that a recovery of all amounts due under the contractual terms of the security will occur and the Company has the intent and ability to hold until recovery or maturity.  Based on its review, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2017. The Company will monitor the investment portfolio for future changes in issuer facts and circumstances that could result in future impairments beyond those currently identified.

Debt securities. Gross unrealized losses for debt securities are made up of 206 individual issues, or 15.7% of the total debt securities held by the Company. The market value of these bonds as a percent of amortized cost averages 98.4%.  Of the 206 securities, 119, or approximately 57.8%, fall in the 12 months or greater aging category; and 199 were rated investment grade at December 31, 2017.

Equity securities. Gross unrealized losses for equity securities are made up of 20 individual issues. These holdings are reviewed quarterly for impairment. Seven of the equity securities were other-than-temporarily impaired at December 31, 2017, in accordance with Company policy.

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

Unrealized losses decreased in 2017 from 2016 levels primarily as a result of price recoveries in certain sectors (i.e. oil, gas and energy) and a tightening of spreads on corporate debt securities.  The Company does not consider these investments to be other-than-temporarily impaired because the Company does not intend to sell these securities before recovery in fair value and expects to receive all amounts due relative to principal and interest.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair value of investments in debt securities at December 31, 2017, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Debt Securities Available for Sale		Debt Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Due in 1 year or less	$75,315	77,052	262,038	266,445

Due after 1 year through 5 years	1,175,055	1,219,700	2,383,941	2,465,825

Due after 5 years through 10 years	1,619,294	1,647,203	2,940,925	2,999,455

Due after 10 years	66,722	67,361	374,514	395,412
	2,936,386	3,011,316	5,961,418	6,127,137

Mortgage and asset-backed securities	28,124	29,815	1,285,606	1,306,967

Total	$2,964,510	3,041,131	7,247,024	7,434,104

The Company uses the specific identification method in computing realized gains and losses.  The table below details the nature of realized gains and losses, excluding impairments, during the year.

	Years Ended December 31,
	2017	2016	2015
	(In thousands)

Available for sale debt securities:
Realized gains on disposal	$5,208	2,644	3,378
Realized losses on disposal	(7)	(29)	(74)
Held to maturity debt securities:
Realized gains on redemption	6,944	6,940	4,027
Realized losses on redemption	(74)	(137)	(25)
Equity securities realized gains	147	702	155
Real estate	2,657	2,950	—
Mortgage loans	—	—	—
Other	—	—	—

Totals	$14,875	13,070	7,461

One small municipal bond was sold out of the held to maturity portfolio during 2016 due to a material deterioration in the creditworthiness of the territory it pertained to. No sales were made out of the held to maturity portfolio in 2017 and 2015.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Except for the total U.S. government agency mortgage-backed securities held, the Company had no other investments in any entity in excess of 10% of stockholders' equity at December 31, 2017 or 2016.

The table below presents net impairment losses recognized in earnings for the periods indicated.

	Years Ended December 31,
	2017	2016	2015
	(In thousands)

Total other-than-temporary impairment recoveries (losses) on debt securities	$599	110	3,053
Portion recognized in comprehensive income	(599)	(110)	(3,053)

Net impairment losses on debt securities recognized in earnings	—	—	—
Equity securities impairments	(112)	—	(252)

Totals	$(112)	—	(252)

For the years ended December 31, 2017 , 2016, and 2015, the Company recovered $0.6 million, $0.1 million, and $3.1 million, respectively, on previously impaired asset-backed securities. The credit component of the asset-backed securities impairment was determined as the difference between amortized cost and the present value of the cash flows expected to be received, discounted at the original yield. The significant inputs used to project cash flows on asset-backed securities are estimated future prepayment rates, default rates and default loss severity.

The table below presents a roll forward of credit losses on securities for which the Company also recorded non-credit other-than-temporary impairments in other comprehensive loss.

	Year Ended	Year Ended
	December 31, 2017	December 31, 2016
	(In thousands)

Beginning balance, cumulative credit losses related to other-than-temporary impairments	$1,440	2,278
Reductions for securities disposed during current period	(813)	(838)
Additions for OTTI where credit losses have been previously recognized	—	—

Ending balance, cumulative credit losses related to other-than-temporary impairments	$627	1,440

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(D)  Net Unrealized Gains (Losses)

Net unrealized gains (losses) on investment securities included in stockholders' equity at December 31, 2017 and 2016, are as follows:

	December 31,
	2017	2016
	(In thousands)

Gross unrealized gains	$93,034	92,255
Gross unrealized losses	(10,856)	(23,563)
Adjustments for:
Deferred policy acquisition costs and sales inducements	(39,579)	(33,909)
Deferred Federal income tax expense	(8,946)	(12,174)
	33,653	22,609

Net unrealized gains related to securities transferred to held to maturity	—	—

Net unrealized gains on investment securities	$33,653	22,609

(E)  Transfer of Securities

There were no transfers in 2017 or 2016 between the held to maturity portfolio and the available for sale portfolio. For the year ended December 31, 2015, the Company transferred one security with an amortized value of $9.1 million from the held to maturity portfolio to the available for sale portfolio. The security had been downgraded to a CCC rating in the period transferred and was at risk for transitioning to a lower rating due to certain credit-related events.

(4)  REINSURANCE

The Company reinsures the risk on any one life in excess of $500,000.  Total life insurance in force was $19.7 billion and $20.9 billion at December 31, 2017 and 2016, respectively.  Of these amounts, life insurance in force totaling $4.4 billion and $4.7 billion was ceded to reinsurance companies on a yearly renewable term basis at December 31, 2017 and 2016, respectively.  In accordance with the reinsurance contracts, reinsurance receivables, including amounts related to claims incurred but not reported and liabilities for future policy benefits, totaled $1.3 million and $2.0 million at December 31, 2017 and 2016, respectively. Premiums and contract revenues were reduced by $20.3 million, $19.7 million and $19.1 million for reinsurance premiums ceded during 2017, 2016 and 2015, respectively. Benefit expenses were reduced by $7.5 million, $12.0 million and $14.2 million, for reinsurance recoveries during 2017, 2016 and 2015, respectively. A contingent liability exists with respect to reinsurance, as the Company remains liable if the reinsurance companies are unable to perform and meet their obligations under the existing agreements.  The Company does not assume reinsurance.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)  FEDERAL INCOME TAXES

Total Federal income taxes were allocated as follows:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)

Taxes (benefits) on earnings from continuing operations:
Current	$74,361	41,544	8,279
Deferred	(23,129)	10,426	39,993
Remeasurement of deferred taxes due to Tax Act	(17,098)	—	—

Taxes on earnings	34,134	51,970	48,272

Taxes (benefits) on components of stockholders' equity:
Net unrealized gains and losses on securities available for sale	2,736	5,382	(22,014)
Foreign currency translation adjustments	(5)	(88)	75
Change in benefit plan liability	(2,085)	(62)	(397)

Total Federal income taxes (benefit)	$34,780	57,202	25,936
On December 22, 2017, the United States Congress enacted the Tax Cuts and Jobs Act ("Tax Act").  See Note 1 for further discussion. Among other things, the Tax Act reduces the federal corporate income tax rate from 35% to 21% effective in 2018.  As a result of the change in the federal corporate income tax rate the Company was required to remeasure its deferred tax assets and liabilities at December 31, 2017 using the new corporate rate. This produced a one-time income tax benefit, with a corresponding decrease to the net deferred tax liability, of $17.1 million.

As a consequence of the Tax Act, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, in February 2018 which provided the option for reclassification of certain stranded tax effects from accumulated other comprehensive income ("AOCI") to retained earnings. The Company elected to early adopt this standard as of December 31, 2017. Included in the remeasurement of deferred tax assets and liabilities producing the one-time income tax benefit discussed above were stranded taxes included in AOCI of $2.5 million.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provisions for Federal income taxes attributable to earnings from continuing operations vary from amounts computed by applying the statutory income tax rate of 35% to income statement earnings before Federal income taxes due to differences between the financial statement reporting and income tax treatment of certain items. These differences and the corresponding tax effects are as follows:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)

Income tax expense at statutory rate of 35%	$50,594	53,502	51,334
Dividend received deduction	(1,099)	(850)	(1,194)
Tax exempt interest	(2,276)	(2,193)	(2,195)
Tax adjustment on foreign currency	—	—	618
Adjustments pertaining to prior tax years	895	1,076	(296)
Nondeductible insurance	160	160	160
Nondeductible expenses	178	588	261
Remeasurement of deferred taxes due to Tax Act	(17,098)	—	—
Excess premium liability	2,870	—	—
Other, net	(90)	(313)	(416)

Taxes on earnings from continuing operations	$34,134	51,970	48,272

The Company's policy is to record changes to deferred taxes for rate changes in the period when changes in tax laws have been enacted. As described above there was a net decrease to the net deferred tax liability of $17.1 million recorded for the year ended December 31, 2017 caused by the rate change in the Tax Act. There were no deferred tax changes attributable to enacted tax rate changes for the years ended December 31, 2016, and 2015. The excess premium liability provision represents the nondeductible tax effect of an $8.2 million loss contingency recorded by the Company at December 31, 2017 related to excess premiums on certain of its policies.

The Company generally expects its effective tax rate to be less than the current statutory rate (35%) in the years ended December 31, 2017, 2016, and 2015) due to recurring permanent differences that reduce tax expense, principally tax exempt interest income and the dividend received deduction.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2017 and 2016 are presented below.

	December 31,
	2017	2016
	(In thousands)

Deferred tax assets:
Future policy benefits, excess of financial accounting liabilities over tax liabilities	$162,424	254,329
Investment securities write-downs for financial accounting purposes	196	602
Benefit plan liabilities	10,355	13,485
Accrued operating expenses recorded for financial accounting purposes not currently tax deductible	6,222	7,235
Tax reform reserve adjustment	83,935	—
Accrued and unearned investment income recognized for tax purposes and deferred for financial accounting purposes	265	420
Other	94	401

Total gross deferred tax assets	263,491	276,472

Deferred tax liabilities:
Deferred policy acquisition and sales inducement costs, principally expensed for tax purposes	(180,780)	(307,725)
Tax reform reserve adjustment	(83,935)	—
Debt securities, principally due to deferred market discount for tax	(7,526)	(12,147)
Real estate, principally due to adjustments for financial accounting purposes	(5)	(498)
Net unrealized gains on securities available for sale	(8,945)	(12,174)
Foreign currency translation adjustments	(857)	(1,433)
Fixed assets, due to different depreciation bases	(6,853)	(7,468)
Other	2	(17)

Total gross deferred tax liabilities	(288,899)	(341,462)

Net deferred tax liabilities	$(25,408)	(64,990)

Beginning January 1, 2018, the Tax Act imposes a limitation on life insurance tax reserves based upon the greater of net surrender value or 92.81% of the reserve method prescribed by the National Association of Insurance Commissioners which covers such contract as of the date the reserve is determined.  The Company has recognized the provisional tax impacts related to the change in the methodology employed to calculate tax reserves.  As a result, the Company has recorded a deferred tax asset and offsetting deferred tax liability of $83.9 million in the Consolidated Financial Statements for the year ended December 31, 2017.  The amount recorded by the Company is considered provisional as the Company does not have the information currently available in appropriate detail to analyze and calculate the amount required under the change in methodology.  The ultimate impact may differ, potentially materially, from the provision amount due to additional analysis, changes in interpretations or assumptions made by the Company or additional regulatory guidance that may be issued, among other things.  The final calculation will be reflected in financial statements for the year ending December 31, 2018.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no valuation allowances for deferred tax assets at December 31, 2017 and 2016.  In assessing deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is primarily dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and available tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

In accordance with GAAP, the Company assessed whether it had any significant uncertain tax positions related to open examination or other IRS issues and determined that there were none.  Accordingly, no reserve for uncertain tax positions has been recorded.   Should a provision for any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company's policy to accrue for such in its income tax accounts. There were no such accruals as of December 31, 2017 or 2016. The Company and its corporate subsidiaries file a consolidated U.S. Federal income tax return, which is subject to examination for all years after 2013.

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

(6)  INFORMATION REGARDING CONTROLLING STOCKHOLDER

Robert L. Moody Sr., Chairman Emeritus of the Board of Directors of NWLGI, owns 99.0% of the total outstanding shares of the Company's Class B common stock and 33.7% of the Class A common stock as of December 31, 2017.

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

Obligations and Funded Status

	December 31,
	2017	2016
	(In thousands)

Changes in projected benefit obligations:
Projected benefit obligations at beginning of year	$24,553	25,470
Service cost	106	105
Interest cost	957	1,000
Actuarial gain (loss)	558	(540)
Benefits paid	(1,515)	(1,482)

Projected benefit obligations at end of year	24,659	24,553

Changes in plan assets:
Fair value of plan assets at beginning of year	18,279	18,115
Actual return on plan assets	2,442	1,499
Contributions	106	147
Benefits paid	(1,515)	(1,482)

Fair value of plan assets at end of year	19,312	18,279

Funded status at end of year	$(5,347)	(6,274)

The service cost shown above for each year represents plan expenses expected to be paid out of plan assets. Under the clarified rules of the Pension Protection Act, plan expenses paid from plan assets are to be included in the plan's service cost component.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2017	2016
	(In thousands)

Amounts recognized in the Company's Consolidated Financial Statements:
Assets	$—	—
Liabilities	(5,347)	(6,274)

Net amount recognized	$(5,347)	(6,274)

Amounts recognized in accumulated other comprehensive income:
Net loss	$8,147	9,443
Prior service cost	—	—

Net amount recognized	$8,147	9,443

The accumulated benefit obligation was $24.7 million and $24.6 million at December 31, 2017 and 2016, respectively.

Components of Net Periodic Benefit Cost

	Years Ended December 31,
	2017	2016	2015
	(In thousands)

Components of net periodic benefit costs:
Interest cost	$957	1,000	983
Service cost	106	105	205
Expected return on plan assets	(1,227)	(1,215)	(1,320)
Amortization of prior service cost	—	—	3
Amortization of net loss	638	772	784

Net periodic benefit cost	474	662	655

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net loss (gain)	(658)	(824)
Amortization of prior service cost	—	—
Amortization of net loss (gain)	(638)	(772)

Total recognized in other comprehensive income	(1,296)	(1,596)

Total recognized in net periodic benefit cost and other comprehensive income	$(822)	(934)

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated net loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost over 2018, based on the average expected future service of plan participants, is $0.5 million.  The estimated prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost over 2018 will be minimal.

Assumptions

	December 31,
	2017	2016

Weighted-average assumptions used to determine benefit obligations:
Discount rate	3.75%	4.00%
Rate of compensation increase	n/a	n/a

	December 31,
	2017	2016	2015

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	4.00%	4.00%	3.75%
Expected long-term return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	n/a	n/a	n/a

The assumed long-term rate of return on plan assets is generally set at the rate expected to be earned based on the long-term investment policy of the plan and the various classes of invested funds, based on the input of the plan’s investment advisors and consulting actuary and the plan’s historic rate of return.  As of December 31, 2017, the plan’s average 10-year and inception-to-date returns were 6.51% and 7.26%, respectively.

In setting the annual discount rate assumption, the Pension Committee reviews current 10 year and 30 year corporate bond yields, the current spread to treasuries, and their relative change during the past twelve months. It also considers the present value of the projected benefit payment stream based on the Citigroup Pension Discount Curve and market data observations provided by independent consultants.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Plan Assets

As discussed in Note 14, Fair Values of Financial Instruments, the Company adopted GAAP guidance which defines fair value and establishes a framework for measuring fair value of financial assets.  Using this guidance, the Company has categorized its pension plan assets into a three level hierarchy, based on the priority of inputs to the valuation process.  The fair value hierarchy classifications are reviewed annually. Reclassification of certain financial assets and liabilities may result based on changes in the observability of valuation attributes.  The following table sets forth the Company’s pension plan assets within the fair value hierarchy as of December 31, 2017.

	December 31, 2017
	Total	Level 1	Level 2	Level 3
	(In thousands)

Cash	$662	662	—	—
Equity securities
Domestic	11,885	11,885	—	—
International	394	394	—	—
Debt securities
U.S. government agencies	—	—	—	—
Corporate bonds	6,371	—	6,371	—

Total	$19,312	12,941	6,371	—

	December 31, 2016
	Total	Level 1	Level 2	Level 3
	(In thousands)

Cash	$1,279	1,279	—	—
Equity securities
Domestic	11,101	11,101	—	—
International	229	229	—	—
Debt securities
U.S. government agencies	—	—	—	—
Corporate bonds	5,670	—	5,670	—

Total	$18,279	12,609	5,670	—

Investment securities.  Fair values for investments in debt and equity securities are based on quoted market prices, where available. For securities not actively traded, fair values are estimated using values obtained from various independent pricing services. In cases where prices are unavailable from these sources, values are estimated by discounting expected future cash flows using a current market rate applicable to the yield, credit quality, and maturity of the investments.

Cash and cash equivalents.  Carrying amounts reported in the Consolidated Balance Sheets for these instruments approximate their fair values.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The plan’s weighted-average asset allocations by asset category have been as follows:

	December 31,
	2017	2016	2015

Asset Category:
Equity securities	64%	62%	61%
Debt securities	33%	31%	35%
Cash and cash equivalents	3%	7%	4%

Total	100%	100%	100%

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

The Pension Plan is a highly diversified portfolio. The 97% of pension assets not invested in cash is allocated among 213 different investments, with no single credit representing more than 3.3% of the fair value of the portfolio.  The investment policy statement sets forth the following acceptable ranges for each asset's class.

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

Contributions

At present, National Western expects to contribute $176,000 to the plan during 2018 although additional amounts may be contributed at the company's discretion.  The plan’s funding status is reviewed periodically throughout the year by National Western’s Pension Plan Committee.  The company intends to contribute at least the minimum amounts necessary for tax compliance and to maintain an Adjusted Funding Target Attainment Percentage ("AFTAP") of over 80% to meet the Pension Protection Act Plan’s threshold.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2018	$1,495
2019	1,479
2020	1,472
2021	1,459
2022	1,435
2023-2027	6,823

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A detail of plan disclosures related to the amendments of the original plan and the additional two plans is provided below:

Obligations and Funded Status

	December 31,
	2017	2016
	(In thousands)

Changes in projected benefit obligations:
Projected benefit obligations at beginning of year	$26,232	22,735
Service cost	818	438
Interest cost	1,387	1,058
Actuarial (gain) loss	10,459	3,983
Benefits paid	(1,982)	(1,982)

Projected benefit obligations at end of year	36,914	26,232

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Contributions	1,982	1,982
Benefits paid	(1,982)	(1,982)

Fair value of plan assets at end of year	—	—

Funded status at end of year	$(36,914)	(26,232)

	December 31,
	2017	2016
	(In thousands)

Amounts recognized in the Company's Consolidated Financial Statements:
Assets	$—	—
Liabilities	(36,914)	(26,232)

Net amount recognized	$(36,914)	(26,232)

Amounts recognized in accumulated other comprehensive income:
Net loss	$19,049	11,865
Prior service cost	582	641

Net amount recognized	$19,631	12,506

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accumulated benefit obligation was $20.7 million and $18.5 million at December 31, 2017 and 2016, respectively.

Components of Net Periodic Benefit Cost

	Years Ended December 31,
	2017	2016	2015
	(In thousands)

Components of net periodic benefit cost:
Service cost	$818	438	256
Interest cost	1,387	1,058	876
Amortization of prior service cost	59	59	59
Amortization of net loss	3,274	2,003	1,514

Net periodic benefit cost	5,538	3,558	2,705

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net (gain) loss	10,459	3,983
Amortization of prior service cost	(59)	(59)
Amortization of net (gain) loss	(3,274)	(2,003)

Total recognized in other comprehensive income	7,126	1,921

Total recognized in net periodic benefit cost and other comprehensive income	$12,664	5,479

The estimated net loss to be amortized from accumulated other comprehensive income into net periodic benefit cost over 2018, based on the average expected future service of plan participants, is $3.1 million.  The estimated prior service cost to be amortized from accumulated other comprehensive income into net periodic benefit cost over 2018 will be $59,000.

Assumptions

	December 31,
	2017	2016

Weighted-average assumptions used to determine benefit obligations:
Discount rate	3.75%	4.00%
Rate of compensation increase	8.00%	8.00%

	December 31,
	2017	2016	2015

Weighted-average assumptions used to determine net periodic benefit costs:
Discount rate	4.00%	4.00%	3.75%
Expected long-term return on plan assets	n/a	n/a	n/a
Rate of compensation increase	8.00%	8.00%	4.00%

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The plan is unfunded and therefore no assumption has been made related to the expected long-term return on plan assets.

Plan Assets

The plan is unfunded and therefore had no assets at December 31, 2017 or 2016.

Contributions

National Western expects to contribute approximately $2.0 million to the plan in 2018.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2018	$1,982
2019	1,982
2020	1,982
2021	1,982
2022	1,982
2023-2027	8,391

(B)  Defined Contribution Pension Plans

In addition to the defined benefit pension plans, National Western sponsors a qualified 401(k) plan for substantially all employees and a non-qualified deferred compensation plan primarily for senior officers.  The company made annual contributions to the 401(k) plan in 2017, 2016, and 2015 of up to four percent of each employee's compensation, based on the employee's personal level of salary deferrals to the plan. All company contributions are subject to a vesting schedule based on the employee's years of service. For the years ended December 31, 2017, 2016 and 2015, company contributions totaled $549,000, $421,000 and $489,000, respectively.

The non-qualified deferred compensation plan was established to allow eligible employees to defer the payment of a percentage of their compensation and to provide for additional company contributions. Company contributions are subject to a vesting schedule based on the employee's years of service. For the years ended December 31, 2017, 2016 and 2015, company contributions totaled $119,000, $95,000, and $104,000, respectively.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(C)  Postretirement Employment Plans Other Than Pension

National Western sponsors a health care plan that was amended in 2004 to provide postretirement benefits to certain fully-vested individuals.  The plan is unfunded.  The company uses a December 31 measurement date for the plan.  A detail of plan disclosures related to the plan is provided below:

Obligations and Funded Status

	December 31,
	2017	2016
	(In thousands)

Changes in projected benefit obligations:
Projected benefit obligations at beginning of year	$3,366	3,307
Interest cost	139	121
Actuarial loss (gain)	274	(44)
Benefits paid	(5)	(18)

Projected benefit obligations at end of year	3,774	3,366

Changes in plan assets:
Fair value of plan assets at beginning of year	—	—
Contributions	5	18
Benefits paid	(5)	(18)

Fair value of plan assets at end of year	—	—

Funded status at end of year	$(3,774)	(3,366)

	December 31,
	2017	2016
	(In thousands)

Amounts recognized in the Company's Consolidated Financial Statements:
Assets	$—	—
Liabilities	(3,774)	(3,366)

Net amount recognized	$(3,774)	(3,366)

Amounts recognized in accumulated other comprehensive income:
Net loss	$669	436
Prior service cost	155	258

Net amount recognized	$824	694

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of Net Periodic Benefit Cost

	Years Ended December 31,
	2017	2016	2015
	(In thousands)

Components of net periodic benefit cost:
Interest cost	$139	121	130
Amortization of prior service cost	103	103	103
Amortization of net loss	41	—	61

Net periodic benefit cost	283	224	294

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net (gain) loss	274	(44)
Amortization of prior service cost	(103)	(103)
Amortization of net (gain) loss	(41)	—

Total recognized in other comprehensive income	130	(147)

Total recognized in net periodic benefit cost and other comprehensive income	$413	77

The estimated net loss to be amortized from accumulated other comprehensive income into net periodic benefit cost over 2018, based on the average expected future service of plan participants, is $53,000.  The estimated prior service cost to be amortized from accumulated other comprehensive income into net periodic benefit cost over 2018 will be $103,000.

Assumptions

	December 31,
	2017	2016

Weighted-average assumptions used to determine benefit obligations:
Discount rate	3.75%	4.00%
Expected long-term return on plan assets	n/a	n/a

For measurement purposes, an 10% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2018 and future years.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumed health care trend rates have a significant effect on the amounts reported for the health care plans.  A one percentage point change in assumed health care cost trend rates would have the following effects for the years ended.

	December 31, 2017		December 31, 2016
	1% Point Increase	1% Point Decrease	1% Point Increase	1% Point Decrease
	(In thousands)
Effect on total of service and interest cost components	$22	(21)	31	(23)

Effect on postretirement benefit obligation	$607	(592)	801	(611)

Plan Assets

The plans are unfunded and therefore had no assets at December 31, 2017 and 2016.

Contributions

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2018	$81
2019	88
2020	95
2021	101
2022	108
2023-2027	532

(8)  SHORT-TERM BORROWINGS

National Western has available a $40 million bank line of credit (with Moody National Bank, its custodian bank and a related party) primarily for cash management purposes.  The Company is required to maintain a collateral security deposit in trust with the sponsoring bank having a fair value equal to 110% of any outstanding liability. The Company had no outstanding borrowings with the bank at December 31, 2017 or 2016.  The Company had assets having an amortized value of $43.3 million (fair value of $44.1 million) on deposit with the lender at year-end 2017.

(9)  COMMITMENTS AND CONTINGENCIES

(A)  Legal Proceedings

In the normal course of business, the Company is involved or may become involved in various legal actions in which claims for alleged economic and punitive damages have been or may be asserted, some for substantial amounts. In recent years, carriers offering life insurance and annuity products have faced litigation, including class action lawsuits, alleging improper product design, improper sales practices, and similar claims. As previously disclosed, the Company has been a defendant in prior years in such class action lawsuits. Given the uncertainty involved in these types of actions, the ability to make a reliable evaluation of the likelihood of an unfavorable outcome or an estimate of the amount of or range of potential loss is endemic to the particular circumstances and evolving developments of each individual matter on its own merits.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 26, 2011 the Brazilian Superintendence of Private Insurance ("SUSEP") attempted to serve National Western with a subpoena regarding an administrative proceeding initiated by SUSEP in which it alleged that National Western was operating as an insurance company in Brazil without due authorization. National Western had been informed that SUSEP was attempting to impose a penal fine, based on currency exchange rates at that time, of approximately $6.0 billion on the company.  SUSEP unsuccessfully attempted to serve National Western with notice regarding this matter.  National Western does not transact business in Brazil and has no officers, employees, property, or assets in Brazil. National Western believes that SUSEP has no jurisdiction over the company, that SUSEP's attempts at service of process were invalid, and that any penal fine would be unenforceable.  In addition, a law recently enacted in Brazil limited the amount of any penal fine to 3 million reais (approximately $960,000). For the reasons described above, the Company does not believe that this matter meets the definition of a material pending legal proceeding as such term is defined in Item 103 of Regulation S-K but has included the foregoing description solely due to the purported amount of the fine sought at that time. Despite SUSEP's lack of jurisdiction over National Western and absence of National Western officers, employees, property, or assets in Brazil, SUSEP affirmed its imposition of a penal fine against National Western, but in the reduced amount of 3 million reais (approximately $960,000). In light of the substantial reduction in the proposed penal fine by SUSEP, during the fourth quarter of 2016 National Western paid the penal fine in the reduced amount under protest and thereby retained its rights to seek judicial review in Brazil of the merits of the SUSEP charges. In consideration of these developments, National Western ceased accepting new applications from residents in Brazil in the fourth quarter of 2015.

National Western was the named defendant in the case of Damaris Maldonado Vinas, et al. vs. National Western Life Insurance, in which the plaintiffs, after National Western had paid the death benefits to the beneficiary (Francisco Iglesias-Alvarez) upon the annuitant’s (Carlos Iglesias-Alvarez) death, sought to annul two annuity policies issued by National Western at the behest of Carlos Iglesias-Alvarez and which named Francisco Iglesias-Alvarez as their beneficiary.  On March 31, 2016, the United States District Court for the District of Puerto Rico (the "Court") issued its Opinion and Order on the pending Motions for Summary Judgment submitted by the parties, and therein denied National Western’s motion and granted plaintiffs’ motion voiding the two annuities and requesting a refund of the premiums paid ($2.9 million).  National Western vigorously defended the case and believes that the Court’s Opinion and Order is contrary to applicable law.  As such, National Western filed a Motion for Reconsideration of Opinion and Order and Corresponding Judgment with the Court on April 27, 2016, which the Court denied on May 5, 2016. National Western filed a Notice of Appeal on June 10, 2016, filed its Appeal Brief on September 12, 2016, and oral arguments with the U.S. Court of Appeals for the First Circuit were held on March 9, 2017. On June 29, 2017, the Court of Appeals vacated the district court's judgment and remanded to the district court to determine whether it is nevertheless equitable for the case to proceed without Francisco Iglesias-Alvarez. Plaintiffs filed a Motion in Support of Determination in Equity and Good Conscience That Action Should Proceed Among Existing Parties Under Fed.R.Civ.P. 19(B) on September 14, 2017, and National Western filed its Opposition to Plaintiff’s Motion on October 27, 2017.

On September 28, 2017, a purported shareholder derivative lawsuit was filed in the 122nd District Court of Galveston County, State of Texas entitled Robert L. Moody, Jr. derivatively on behalf of National Western Life Insurance Company and National Western Life Group, Inc. v. Ross Rankin Moody, et al., naming certain current and former directors and current officers as defendants.  The complaint challenges the directors’ oversight of insurance sales to non-U.S. residents and alleges that the defendants breached their fiduciary duties in the conduct of their duties as board members by failing to act (i) on an informed basis and (ii) in good faith or with the honest belief that their actions were in the best interests of the Company.  The complaint seeks an undetermined amount of damages, attorneys’ fees and costs, and equitable relief, including the removal of the Company’s Chairman and Chief Executive Officer and other board members and/or officers of the Company.  The Company believes that the claims in the complaint are baseless and without merit, will vigorously defend this lawsuit, and will seek reimbursement of all legal costs and expenses from plaintiff.  The Company believes, based on information currently available, that the final outcome of this lawsuit will not have a material adverse effect on the Company’s business, results of operations, or consolidated financial position. The companies and directors filed their respective Pleas to the Jurisdiction ("Pleas") contesting the plaintiff's standing to even pursue this action, along with their Answers, on October 27, 2017. On December 14, 2017, plaintiff filed a Response to the Pleas and on December 21, 2017, the Court heard oral argument on the Pleas. Plaintiff then filed a First Amended Petition on January 11, 2018. The companies and directors filed a Supplement to the Pleas on January 30, 2018, to which plaintiff responded on February 1, 2018, and the companies and directors replied on February 9, 2018. The Pleas remain pending before the Court.
Although there can be no assurances, at the present time, the Company does not anticipate that the ultimate liability arising from such other potential, pending, or threatened legal actions will have a material adverse effect on the financial condition or operating results of the Company.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Separately, Brazilian authorities commenced an investigation into possible violations of Brazilian criminal law in connection with the issuance of National Western insurance policies to Brazilian residents, and in assistance of such investigation a Commissioner appointed by the U.S. District Court for the Western District of Texas issued a subpoena upon the company to provide information relating to such possible violations. No conclusion can be drawn at this time as to its outcome or how such outcome may impact the Company’s business, results of operations or financial condition. National Western is cooperating with the relevant governmental authorities in regard to this matter.
(B)  Financial Instruments

In order to meet the financing needs of its customers in the normal course of business, the Company is a party to financial instruments with off-balance sheet risk. These financial instruments are commitments to extend credit which involve elements of credit and interest rate risk in excess of the amounts recognized in the Consolidated Balance Sheets.

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

The Company had $8.0 million in commitments to fund new loans and $1.3 million in commitments to extend credit relating to existing loans at December 31, 2017. The Company evaluates each customer's creditworthiness on a case-by-case basis.

(C)  Guaranty Association Assessments

National Western is subject to state guaranty association assessments in all states in which it is licensed to do business.  These associations generally guarantee certain levels of benefits payable to resident policyholders of insolvent insurance companies. Many states allow premium tax credits for all or a portion of such assessments, thereby allowing potential recovery of these payments over a period of years.  However, several states do not allow such credits.

The Company estimates its liabilities for guaranty association assessments by using the latest information available from the National Organization of Life and Health Insurance Guaranty Associations.  The Company monitors and revises its estimates for assessments as additional information becomes available which could result in changes to the estimated liabilities.  As of December 31, 2017, 2016 and 2015, liabilities for guaranty association assessments totaled $0.3 million, $0.3 million and $0.3 million, respectively. Other operating expenses related to state guaranty association assessments were minimal for the years ended December 31, 2017, 2016 and 2015.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(D)  Leases

The Company leases various computers and other office related equipment under operating leases. Rental expenses for these leases were $0.3 million, $0.2 million and $0.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.  In October 2017, the Company entered into a lease agreement for new equipment under a capital lease. This lease will expire in December 2022. The present value of future payments capitalized amounted to $1.6 million and amortization commenced in 2018. The Company's future annual lease obligations as of December 31, 2017 are as shown below (in thousands).

2018	$347
2019	347
2020	346
2021	346
2022	346
Total minimum lease payments	1,732

Less: Interest	(174)

Present value of net minimum lease payments	$1,558

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

(10)  STOCKHOLDERS' EQUITY

(A)  Changes in Common Stock Shares Outstanding

Changes in shares of common stock outstanding are provided below.

	Years Ended December 31,
	2017	2016	2015
	(In thousands)

Common stock shares outstanding:
Shares outstanding at beginning of year	3,636	3,636	3,636
Shares exercised under stock option plan	—	—	—

Shares outstanding at end of year	3,636	3,636	3,636

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(B)  Dividend Restrictions

National Western is restricted by state insurance laws as to dividend amounts which may be paid to stockholders without prior approval from the Colorado Division of Insurance.  The restrictions are based on the lesser of statutory earnings from operations excluding capital gains or 10% of statutory surplus of the Company.  The maximum dividend payment which may be made without prior approval in 2018 is $127.3 million.

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

On October 20, 2017, the Board of Directors of NWLGI declared a cash dividend to stockholders on record as of November 8, 2017 which was paid December 1, 2017.  The dividends approved were $0.36 per common share to Class A stockholders and $0.18 per common share to Class B stockholders.  A dividend in the same amounts per share on Class A and Class B shares was declared in October 2016 and paid in December of 2016.

The Board of Directors of National Western declared a $4.0 million ordinary cash dividend on April 21, 2017 which was paid on April 21, 2017 to NWLGI. In addition to the dividend declared in April, the Board of Directors of National Western declared a $3.0 million ordinary cash dividend on August 18, 2017 which was paid on October 16, 2017 to NWLGI. In 2016, the Board of Directors of National Western declared a $3.0 million ordinary cash dividend on August 19, 2016 which was paid on October 3, 2016 to NWLGI. Dividends paid from National Western to NWLGI are eliminated in consolidation.

(C)  Regulatory Capital Requirements

The Colorado Division of Insurance imposes minimum risk-based capital requirements on insurance companies that were developed by the National Association of Insurance Commissioners ("NAIC").  The formulas for determining the amount of risk-based capital ("RBC") specify various weighting factors that are applied to statutory financial balances or various levels of activity based on the perceived degree of risk.  Regulatory compliance is determined by a ratio of National Western's regulatory total adjusted capital to its authorized control level RBC, as defined by the NAIC.  Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action.  National Western's current authorized control level RBC of $124.9 million is significantly below its regulatory total adjusted capital of $1.5 billion.

(D)  Share-Based Payments

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Incentive Plan allows for certain other share or unit awards which are solely paid out in cash based on the value of the Company's shares, or changes therein, as well as the financial performance of the Company under pre-determined target performance metrics. Certain awards, such as restricted stock units ("RSUs") provide solely for cash settlement based upon the market price of the Company's Class A commons shares, often referred to as "phantom stock-based awards". Unlike share-settled awards, which have a fixed grant-date fair value, the fair value of unsettled or unvested liability awards is remeasured at the end of each reporting period based on the change in fair value of a share. The liability and corresponding expense are adjusted accordingly until the award is settled. For employees, the vesting period for RSUs is 100% at the end of three years from the grant date. The RSUs are payable in cash at the vesting date equal to the closing price of the Company's Class A common share at that time.

Other awards may involve performance share units ("PSUs") which are units granted at a specified dollar amount per unit, typically linked to the Company's Class A common share price, that are subsequently multiplied by an attained performance factor to derive the number of PSUs to be paid as cash compensation at the vesting date. PSUs also vest three years from the date of grant. For PSUs, the performance period begins the first day of the calendar year in which the PSUs are granted and runs three calendar years. At that time, the three-year performance outcome will be measured against the pre-defined target amounts to determine the number of PSUs earned as compensation.

Directors of the Company are eligible to receive RSUs under the Incentive Plan. As shown in the table below, during the twelve months ended December 31, 2017 and 2016, the Company granted RSUs to directors based upon the closing market price per Class A common share at the time of the grant. Unlike RSUs granted to officers, the RSUs granted to directors vest one year from the date of grant. They are payable in cash at the vesting date equal to the closing price of the Company's Class A common share at that time.

The following table shows all grants issued to officers and directors for the twelve months ended December 31, 2017 and 2016. These grants were made based upon closing market price per Class A common share at the grant date.

	Twelve Months Ended
	December 31, 2017		December 31, 2016
	Officers	Directors	Officers	Directors

SARs	22,184	—	14,643	—
RSUs	5,341	3,290	3,661	2,563
PSUs	8,736	—	5,727	—

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company uses the current fair value method to measure compensation cost for awards granted under the share-based plans. As of December 31, 2017 and 2016, the liability balance was $15.2 million and $12.0 million, respectively. A summary of awards by type and related activity is detailed below.

		Options Outstanding
	Shares Available For Grant	Shares	Weighted-Average Exercise Price
Stock Options:
Balance at January 1, 2017	291,000	19,268	$240.47
Exercised	—	(1,250)	$217.47
Forfeited	—	—	$—
Expired	—	—	$—
Stock options granted	—	—	$—

Balance at December 31, 2017	291,000	18,018	$242.07

	Liability Awards
Other Share/Unit Awards:	SARs	RSUs	PSUs

Balance at January 1, 2017	77,178	6,029	5,426
Exercised	(5,352)	(2,563)	—
Forfeited	(1,343)	(376)	(110)
Granted	22,184	8,631	8,736

Balance at December 31, 2017	92,667	11,721	14,052

The total intrinsic value of options, SARs, and RSUs exercised was $1.8 million, $3.6 million, and $0.7 million for the years ended December 31, 2017, 2016, and 2015 respectively. The total share-based liabilities paid were $1.8 million, $3.6 million, and $0.7 million for the years ended December 31, 2017, 2016, and 2015, respectively. The total fair value of options, SARs, and RSUs vested during the years ended December 31, 2017, 2016, and 2015 was $2.7 million, $1.5 million, and $1.1 million, respectively.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options and SARs outstanding at December 31, 2017.

	Options and SARs Outstanding
	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable

Exercise prices:
255.13 (options)	13,018	0.3 years	13,018
208.05 (options)	5,000	0.5 years	5,000
114.64 (SARs)	10,900	1.1 years	10,900
132.56 (SARs)	20,418	4.0 years	16,515
210.22 (SARs)	26,850	5.9 years	12,050
216.48 (SARs)	12,644	8.1 years	3,822
311.16 (SARs)	11,183	9.1 years	—
310.55 (SARs)	203	9.3 years	—
334.34 (SARs)	10,469	10.0 years	—

Totals	110,685		61,305

Aggregate intrinsic value
(in thousands)	$12,931		$9,132

The aggregate intrinsic value in the table above is based on the closing stock price of $331.02 per share on December 31, 2017. The stock options shown above with exercise prices of $255.13 and $208.05 have remaining contractual lives of less than one year each. The option holders for these respective grants have until the end of the contractual life, April 18, 2018 and June 20, 2018, respectively, to exercise these holdings or otherwise forfeit the option grants held.

In estimating the fair value of the options/SARs outstanding at December 31, the Company employed the Black-Scholes option pricing model with assumptions as detailed below.

	December 31, 2017	December 31, 2016

Expected term of options/SARs	0.3 to 10.0 years	1.3 to 9.1 years
Expected volatility weighted-average	21.55%	23.83%
Expected dividend yield	0.11%	0.12%
Risk-free rate weighted-average	1.82%	1.03%

The Company reviewed the contractual term relative to the options and SARs as well as perceived future behavior patterns of exercise. Volatility is based on the Company’s historical volatility over the expected term of the option/SARs expected exercise date.

The pre-tax compensation expense/(benefit) recognized in the Consolidated Financial Statements related to these plans was $5.0 million, $7.9 million and $(0.9) million for the years ended December 31, 2017, 2016 and 2015, respectively. The related tax (benefit)/expense recognized was $(1.8) million, $(2.8) million and $0.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2017, 2016 and 2015, the total pre-tax compensation expense related to nonvested share-based awards not yet recognized was $7.8 million, $2.3 million and $1.4 million, respectively.  The December 31, 2017 amount is expected to be recognized over a weighted-average period of 1.5 years.  The Company recognizes compensation cost over the graded vesting periods.

(11)  EARNINGS PER SHARE

Basic earnings per share of common stock are computed by dividing net income available to each class of common stockholders on an as if distributed basis by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share, by definition, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, that then shared in the distributed earnings of each class of common stock. U.S. GAAP requires a two-class presentation for the Company’s two classes of common stock (Note 6, Information Regarding Controlling Stockholder).  However, settlement of stock option exercises in cash or by issuance of shares is at the discretion of the Company's option holders and such exercises have been predominantly in cash. Consequently, the Company's stock options outstanding are not considered potentially dilutive under accounting guidance.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net income for the periods shown below is allocated between Class A shares and Class B shares based upon (1) the proportionate number of shares issued and outstanding as of the end of the period, and (2) the per share dividend rights of the two classes under the Company's Restated Certificate of Incorporation (the Class B dividend per share is equal to one-half the Class A dividend per share).

	Years Ended December 31,
	2017		2016		2015
	Class A	Class B	Class A	Class B	Class A	Class B
	(In thousands except per share amounts)
Numerator for Basic and Diluted Earnings Per Share:
Net earnings	$110,421		100,892		98,396
Dividends – Class A shares	(1,237)		(1,237)		(1,237)
Dividends – Class B shares	(36)		(36)		(36)

Undistributed earnings	$109,148		99,619		97,123

Allocation of net earnings:
Dividends	$1,237	36	1,237	36	1,237	36
Allocation of undistributed earnings	106,061	3,087	96,802	2,817	94,376	2,747

Net earnings	$107,298	3,123	98,039	2,853	95,613	2,783

Denominator:
Basic earnings per share - weighted-average shares	3,436	200	3,436	200	3,436	200
Effect of dilutive stock options	—	—	1	—	1	—

Diluted earnings per share - adjusted weighted-average shares for assumed conversions	3,436	200	3,437	200	3,437	200

Basic earnings per share	$31.23	15.61	28.53	14.27	27.83	13.91

Diluted earnings per share	$31.23	15.61	28.53	14.27	27.82	13.91

(12)  COMPREHENSIVE INCOME

GAAP guidance requires that all items recognized under accounting standards as components of comprehensive income (loss) be reported in a financial statement that is displayed with the same prominence as other financial statements.  This guidance requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income (loss) separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This guidance affects the Company's reporting presentation of certain items such as foreign currency translation adjustments, unrealized gains and losses on investment securities, and benefit plan liabilities.  These items are reflected as components of other comprehensive income (loss), net of taxes, as reported in the accompanying Consolidated Financial Statements.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2017, the Company remeasured its deferred tax assets and liabilities as a consequence of the Tax Act (see Notes 1 and 5) lowering the federal corporate income tax rate from 35% to 21%. This tax remeasurement was recorded in the Company's Consolidated Statements of Earnings, including taxes associated with components of other comprehensive income (loss). Recognizing the outcome of "stranding" deferred taxes in Accumulated Other Comprehensive Income ("AOCI"), the FASB released guidance permitting the reclassification of stranded tax effects from AOCI to retained earnings. Adoption of this guidance by the Company at December 31, 2017 resulted in a one-time income tax benefit of $2.5 million to other comprehensive income (loss). Components of other comprehensive income (loss) for 2017, 2016 and 2015 and the related tax effect are detailed below.

	Amounts Before Taxes	Tax (Expense) Benefit	Amounts Net of Taxes
	(In thousands)

2017:
Unrealized gains on securities, net of effects of deferred costs of $(5,670):
Net unrealized holding gains (losses) arising during the period	$12,752	(4,464)	8,288
Unrealized liquidity losses	300	(105)	195
Reclassification adjustment for net gains included in net earnings	(5,236)	1,833	(3,403)
Amortization of net unrealized gains (losses) and related to transferred securities	—	—	—

Net unrealized gains (losses) on securities	7,816	(2,736)	5,080

Foreign currency translation adjustments	(14)	5	(9)
Benefit plan liability adjustment	(5,958)	2,085	(3,873)

Other comprehensive income (loss)	$1,844	(646)	1,198

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Amounts Before Taxes	Tax (Expense) Benefit	Amounts Net of Taxes
	(In thousands)

2016:
Unrealized gains on securities, net of effects of deferred costs of $(21,105):
Net unrealized holding gains (losses) arising during the period	$19,417	(6,796)	12,621
Unrealized liquidity losses	57	(20)	37
Reclassification adjustment for net gains included in net earnings	(3,315)	1,160	(2,155)
Amortization of net unrealized gains (losses) related to transferred securities	—	—	—

Net unrealized gains (losses) on securities	16,159	(5,656)	10,503

Foreign currency translation adjustments	(251)	87	(164)
Benefit plan liability adjustment	(178)	62	(116)

Other comprehensive income (loss)	$15,730	(5,507)	10,223

	Amounts Before Taxes	Tax (Expense) Benefit	Amounts Net of Taxes
	(In thousands)

2015:
Unrealized gains on securities, net of effects of deferred costs of $50,052:
Net unrealized holding gains (losses) arising during the period	$(61,226)	21,429	(39,797)
Unrealized liquidity losses	1,572	(550)	1,022
Reclassification adjustment for net gains included in net earnings	(3,207)	1,122	(2,085)
Amortization of net unrealized gains (losses) related to transferred securities	—	—	—

Net unrealized gains (losses) on securities	(62,861)	22,001	(40,860)

Foreign currency translation adjustments	215	(75)	140
Benefit plan liability adjustment	(1,134)	397	(737)

Other comprehensive income (loss)	$(63,780)	22,323	(41,457)

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

A summary of segment information, prepared in accordance with GAAP guidance, is provided below.

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
	(In thousands)
2017:
Selected Balance Sheet Items:
Deferred policy acquisition costs and sales inducements	$101,253	250,128	603,700	—	955,081
Total segment assets	1,106,410	1,236,733	9,269,956	398,597	12,011,696
Future policy benefits	950,884	915,384	8,232,216	—	10,098,484
Other policyholder liabilities	13,643	11,318	103,048	—	128,009

Condensed Income Statements:
Premiums and contract charges	$37,387	120,852	20,691	—	178,930
Net investment income	73,866	68,399	490,706	26,714	659,685
Other revenues	46	83	109	20,832	21,070

Total revenues	111,299	189,334	511,506	47,546	859,685

Life and other policy benefits	18,565	23,981	28,939	—	71,485
Amortization of deferred policy acquisition costs	10,377	(1,473)	105,483	—	114,387
Universal life and annuity contract interest	59,865	54,502	322,652	—	437,019
Other operating expenses	18,842	36,341	32,021	19,798	107,002
Federal income taxes (benefit)	815	16,958	5,002	6,192	28,967
Total expenses	108,464	130,309	494,097	25,990	758,860

Segment earnings (loss)	$2,835	59,025	17,409	21,556	100,825

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
	(In thousands)

2016:
Selected Balance Sheet Items:
Deferred policy acquisition costs and sales inducements	$90,485	243,106	648,714	—	982,305
Total segment assets	971,990	1,232,648	9,193,980	298,481	11,697,099
Future policy benefits	830,460	919,380	8,109,255	—	9,859,095
Other policyholder liabilities	13,998	10,528	118,865	—	143,391

Condensed Income Statements:
Premiums and contract charges	$34,728	125,775	22,220	—	182,723
Net investment income	39,691	42,331	362,700	22,952	467,674
Other revenues	119	321	254	18,207	18,901

Total revenues	74,538	168,427	385,174	41,159	669,298

Life and other policy benefits	17,908	18,759	28,862	—	65,529
Amortization of deferred policy acquisition costs	4,125	18,027	98,987	—	121,139
Universal life and annuity contract interest	28,606	28,636	191,148	—	248,390
Other operating expenses	18,739	25,933	31,852	17,924	94,448
Federal income taxes (benefit)	1,749	26,130	11,638	7,878	47,395
Total expenses	71,127	117,485	362,487	25,802	576,901

Segment earnings (loss)	$3,411	50,942	22,687	15,357	92,397

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
	(In thousands)

2015:
Selected Balance Sheet Items:
Deferred policy acquisition costs and sales inducements	$78,650	251,790	682,177	—	1,012,617
Total segment assets	868,466	1,260,538	9,054,951	268,675	11,452,630
Future policy benefits	748,853	944,672	8,005,833	—	9,699,358
Other policyholder liabilities	14,084	16,710	124,467	—	155,261

Condensed Income Statements:
Premiums and contract charges	$30,743	122,393	22,171	—	175,307
Net investment income	27,172	29,400	300,198	22,344	379,114
Other revenues	56	14	50	28,046	28,166

Total revenues	57,971	151,807	322,419	50,390	582,587

Life and other policy benefits	17,905	24,237	25,310	—	67,452
Amortization of deferred policy acquisition costs	8,647	19,975	91,711	—	120,333
Universal life and annuity contract interest	17,799	23,423	135,679	—	176,901
Other operating expenses	12,774	20,706	25,723	19,239	78,442
Federal income taxes (benefit)	278	20,819	14,432	10,220	45,749
Total expenses	57,403	109,160	292,855	29,459	488,877

Segment earnings (loss)	$568	42,647	29,564	20,931	93,710

Reconciliations of segment information to the Company's Consolidated Financial Statements are provided below.

	Years Ended December 31,
	2017	2016	2015
	(In thousands)

Premiums and Other Revenue:
Premiums and contract charges	$178,930	182,723	175,307
Net investment income	659,685	467,674	379,114
Other revenues	21,070	18,901	28,166
Realized gains (losses) on investments	14,763	13,070	7,209

Total consolidated premiums and other revenue	$874,448	682,368	589,796

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
	2017	2016	2015
	(In thousands)

Federal Income Taxes:
Total segment Federal income taxes	$28,967	47,395	45,749
Taxes on realized gains (losses) on investments	5,167	4,575	2,523

Total taxes on consolidated net earnings	$34,134	51,970	48,272

	Years Ended December 31,
	2017	2016	2015
	(In thousands)

Net Earnings:
Total segment earnings	$100,825	92,397	93,710
Realized gains (losses) on investments, net of taxes	9,596	8,495	4,686

Total consolidated net earnings	$110,421	100,892	98,396

	December 31,
	2017	2016	2015
	(In thousands)

Assets:
Total segment assets	$12,011,696	11,697,099	11,452,630
Other unallocated assets	213,398	197,882	159,946

Total consolidated assets	$12,225,094	11,894,981	11,612,576

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(B)  Geographic Information

A portion of the Company's premiums and contract revenues are from policies with residents of countries other than the United States. Premiums and contract revenues detailed by country are provided below.

	Years Ended December 31,
	2017	2016	2015
	(In thousands)

United States	$74,937	75,405	66,750
Brazil	33,024	38,928	40,640
Venezuela	16,105	15,534	15,466
Taiwan	14,844	14,474	14,882
Peru	11,714	11,378	10,915
Chile	9,201	8,859	8,695
Other foreign countries	39,417	37,820	37,088

Revenues, excluding reinsurance premiums	199,242	202,398	194,436
Reinsurance premiums	(20,312)	(19,675)	(19,129)

Total premiums and contract revenues	$178,930	182,723	175,307

Premiums and contract revenues are attributed to countries based on the location of the policyholder. The Company has no significant assets, other than certain limited financial instruments, located in countries other than the United States.
(C)  Major Agency Relationships

A portion exceeding 10% of the Company's annual annuity sales has been sold through one or more of its top independent marketing agencies in recent years. Business from two top agencies accounted for approximately 14% and 11%, respectively, of annuity sales in 2017. In 2017, one domestic independent marketing agency accounted for 20% of total Company life insurance sales.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Level 2:  Fair value is based upon significant inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable for substantially the full term of the asset or liability through corroboration with observable market data as of the reporting date. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities, model-derived valuations whose inputs are observable or whose significant value drivers are observable and other observable inputs. The Company’s Level 2 assets include fixed maturity debt securities (corporate and private bonds, government or agency securities, asset-backed and mortgage-backed securities).  Valuations are generally obtained from third party pricing services for identical or comparable assets or determined through use of valuation methodologies using observable market inputs.

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

The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of the date indicated.

	December 31, 2017
	Total	Level 1	Level 2	Level 3
	(In thousands)
Debt securities, available for sale	$3,041,131	—	3,041,131	—
Equity securities, available for sale	18,478	18,478	—	—
Derivatives, index options	194,731	—	—	194,731

Total assets	$3,254,340	18,478	3,041,131	194,731

Policyholder account balances (a)	$211,159	—	—	211,159
Other liabilities (b)	15,242	—	—	15,242

Total liabilities	$226,401	—	—	226,401

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016
	Total	Level 1	Level 2	Level 3
	(In thousands)
Debt securities, available for sale	$3,042,050	—	3,042,050	—
Equity securities, available for sale	18,313	18,313	—	—
Derivatives, index options	120,644	—	—	120,644

Total assets	$3,181,007	18,313	3,042,050	120,644

Policyholder account balances (a)	$122,666	—	—	122,666
Other liabilities (b)	12,027	—	—	12,027

Total liabilities	$134,693	—	—	134,693

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

	Year Ended December 31, 2017
	Debt Securities, Available For Sale	Equity Securities, Available For Sale	Derivatives, Index Options	Total Assets	Other Liabilities
	(In thousands)

Beginning balance, January 1, 2017	$—	—	120,644	120,644	134,693
Total realized and unrealized gains (losses):
Included in net income	—	—	222,875	222,875	240,605
Included in other comprehensive income (loss)	—	—	—	—	—
Purchases, sales, issuances and settlements, net:
Purchases	—	—	75,346	75,346	75,346
Sales	—	—	—	—
Issuances	—	—	—	—	1,688
Settlements	—	—	(224,134)	(224,134)	(225,931)
Transfers into (out of) Level 3	—	—	—	—	—

Balance at end of period	$—	—	194,731	194,731	226,401

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets/liabilities held at the end of the reporting period:
Net investment income	$—	—	119,386	119,386	—
Benefits and expenses	—	—	—	—	122,318

Total	$—	—	119,386	119,386	122,318

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2016
	Debt Securities, Available For Sale	Equity Securities, Available For Sale	Derivatives, Index Options	Total Assets	Other Liabilities
	(In thousands)

Beginning balance, January 1, 2016	$—	—	38,409	38,409	66,028
Total realized and unrealized gains (losses):
Included in net income	—	—	28,364	28,364	16,263
Included in other comprehensive income (loss)	—	—	—	—	—
Purchases, sales, issuances and settlements, net:
Purchases	—	—	75,865	75,865	75,866
Sales	—	—	—	—	—
Issuances	—	—	—	—	2,088
Settlements	—	—	(21,994)	(21,994)	(25,552)
Transfers into (out of) Level 3	—	—	—	—	—

Balance at end of period	$—	—	120,644	120,644	134,693

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets/liabilities held at the end of the reporting period:
Net investment income	$—	—	44,778	44,778	—
Benefits and expenses	—	—	—	—	50,606

Total	$—	—	44,778	44,778	50,606

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables show the quantitative information about the Company's Level 3 assets and liabilities.

	December 31, 2017
	Fair Value	Valuation Technique	Unobservable Input
	(In thousands)

Derivatives, index options	$194,731	Broker prices	Implied volatility
			Inputs from broker proprietary models

Total assets	$194,731

Policyholder account balances	$211,159	Deterministic cash flow model	Projected option cost
Other liabilities	15,242	Black Scholes	Expected term
			Forfeiture assumptions

Total liabilities	$226,401

	December 31, 2016
	Fair Value	Valuation Technique	Unobservable Input
	(In thousands)

Derivatives, index options	$120,644	Broker prices	Implied volatility
			Inputs from broker proprietary models

Total assets	$120,644

Policyholder account balances	$122,666	Deterministic cash flow model	Projected option cost
Other liabilities	12,027	Black Scholes	Expected term
			Forfeiture assumptions

Total liabilities	$134,693

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

Cash and cash equivalents.  The carrying amounts reported in the Consolidated Balance Sheets for these instruments approximate their fair values due to the relatively short time between the purchase of the instrument and its expected repayment or maturity.

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

Life interest in Libbie Shearn Moody Trust.  The fair value of the life interest asset was determined based on assumptions as to future distributions from the Trust over the life expectancy of Mr. Robert L. Moody, Sr., Chairman Emeritus of the Board of Directors of NWLGI. These estimated cash flows were discounted at a rate consistent with uncertainties relating to the amount and timing of future cash distributions subject to the maximum amount to be received by the Company from life insurance proceeds in the event of Mr. Moody's death. The carrying value or cost basis of the life interest asset is amortized ratably over the remaining expected life of Mr. Moody, updated for changes in expected mortality.

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

Fair value measurements for investment securities where there exists limited or no observable data are calculated using the Company’s own estimates based on current interest rates, credit spreads, liquidity premium or discount, the economic and competitive environment, unique characteristics of the security and other pertinent factors. These estimates are derived a number of ways including, but not limited to, pricing provided by brokers where the price indicates reliability as to value, fair values of comparable securities incorporating a spread adjustment (for maturity differences, credit quality, liquidity, and collateralization), discounted cash flow models and margin spreads, bond yield curves, and observable market prices and exchange transaction information not provided by external pricing services. The resulting prices may not be realized in an actual sale or immediate settlement and there may be inherent weaknesses in any calculation technique. In addition, changes in underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents, by pricing source and fair value hierarchy level, the Company’s assets that are measured at fair value on a recurring basis:

	December 31, 2017
	Total	Level 1	Level 2	Level 3
	(In thousands)

Fixed maturities, available for sale:
Priced by third-party vendors	$3,041,131	—	3,041,131	—
Priced internally	—	—	—	—
Subtotal	3,041,131	—	3,041,131	—

Equity securities, available for sale:
Priced by third-party vendors	18,478	18,478	—	—
Priced internally	—	—	—	—
Subtotal	18,478	18,478	—	—

Derivatives, index options:
Priced by third-party vendors	194,731	—	—	194,731
Priced internally	—	—	—	—
Subtotal	194,731	—	—	194,731

Total	$3,254,340	18,478	3,041,131	194,731

Percent of total	100.0%	0.6%	93.4%	6.0%

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts and fair values of the Company's financial instruments are as follows:

	December 31, 2017
			Fair Value Hierarchy Level
	Carrying Values	Fair Values	Level 1	Level 2	Level 3
	(In thousands)
ASSETS
Investments in debt and equity securities:
Securities held to maturity	$7,247,024	7,434,104	—	7,431,810	2,294
Securities available for sale	3,059,609	3,059,609	18,478	3,041,131	—

Cash and cash equivalents	217,624	217,624	217,624	—	—
Mortgage loans	208,249	208,815	—	—	208,815
Policy loans	56,405	100,230	—	—	100,230
Other loans	5,431	5,603	—	—	5,603
Derivatives, index options	194,731	194,731	—	—	194,731
Life interest in Libbie Shearn Moody Trust	8,676	12,775	—	—	12,775

LIABILITIES
Deferred annuity contracts	$7,865,786	7,338,637	—	—	7,338,637
Immediate annuity and supplemental contracts	430,494	443,437	—	—	443,437

	December 31, 2016
			Fair Value Hierarchy Level
	Carrying Values	Fair Values	Level 1	Level 2	Level 3
	(In thousands)
ASSETS
Investments in debt and equity securities:
Securities held to maturity	$7,159,259	7,337,611	—	7,337,611	—
Securities available for sale	3,060,363	3,060,363	18,313	3,042,050	—

Cash and cash equivalents	51,247	51,247	51,247	—	—
Mortgage loans	174,534	176,890	—	—	176,890
Policy loans	58,699	101,092	—	—	101,092
Other loans	14,343	14,898	—	—	14,898
Derivatives, index options	120,644	120,644	—	—	120,644
Life interest in Libbie Shearn Moody Trust	7,550	12,775	—	—	12,775

LIABILITIES
Deferred annuity contracts	$7,739,337	7,367,851	—	—	7,367,851
Immediate annuity and supplemental contracts	443,226	470,414	—	—	470,414

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

(15)  DERIVATIVE INVESTMENTS

Fixed-index products provide traditional fixed annuities and universal life contracts with the option to have credited interest rates linked in part to an underlying equity index or a combination of equity indices. The equity return component of such policy contracts is identified separately and accounted for in future policy benefits as embedded derivatives on the Consolidated Balance Sheets. The remaining portions of these policy contracts are considered the host contracts and are recorded separately as fixed annuity or universal life contracts. The host contracts are accounted for under debt instrument type accounting in which future policy benefits are recorded as discounted debt instruments that are accreted, using the effective yield method, to their minimum account values at their projected maturities or termination dates.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tables below present the fair value of derivative instruments.

	December 31, 2017
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments
Equity index options	Derivatives, Index Options	$194,731

Fixed-index products			Universal Life and Annuity Contracts	$211,159

Total		$194,731		$211,159

	December 31, 2016
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments
Equity index options	Derivatives, Index Options	$120,644

Fixed-index products			Universal Life and Annuity Contracts	$122,666

Total		$120,644		$122,666

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the effect of derivative instruments in the Consolidated Statements of Earnings for the years ended December 31, 2017, 2016 and 2015.

		Amount of Gain or (Loss) Recognized In Income on Derivatives
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized In Income on Derivatives	2017	2016	2015
		(In thousands)

Equity index options	Net investment income	$222,875	28,364	(61,750)

Fixed-index products	Universal life and annuity contract interest	(237,281)	(10,436)	60,749

		$(14,406)	17,928	(1,001)

The embedded derivative liability, the change of which is recorded in universal life and annuity contract interest in the Consolidated Statements of Earnings, includes projected interest credits that are offset by the expected collectability by the Company of asset management fees on fixed-index products. The anticipated asset management fees assumed to be collected increases or decreases based upon the most recent performance of index options and serves to adds to or reduces the offset applied to the embedded derivative liability (increasing or decreasing contract interest expense). In the years ended December 31, 2017, 2016, and 2015, the change in the embedded derivative liability due to the expected collectability of asset management fees increased/(decreased) contract interest expense by $6.9 million, $(15.9) million, and $2.0 million, respectively.

(16)  RELATED PARTY TRANSACTIONS

Robert L. Moody, Jr. ("Mr. Moody, Jr.") is the brother of Ross R. Moody, NWLGI's Chairman, President and Chief Executive Officer, son of Robert L. Moody, Sr., Chairman Emeritus of the Board of Directors of NWLGI, the stepson of Ann M. Moody who serves as a director of NWLGI, brother of Russell S. Moody who serves as an advisory director of NWLGI, and a half-brother of Frances A. Moody-Dahlberg who serves as a director of NWLGI. Ms. Moody-Dahlberg is also a salaried employee of National Western and her compensation as such is substantially below related party disclosure thresholds.

Mr. Moody, Jr. wholly owns an insurance marketing organization that maintains agency contracts with National Western pursuant to which agency commissions are paid in accordance with the company's standard commission schedules. Mr. Moody, Jr. also maintains an independent agent contract with National Western for policies personally sold under which commissions are paid in accordance with standard commission schedules. In 2017, commissions paid under these agency contracts aggregated approximately $199,032.

During 2017, management fees totaling $720,103 were paid to Regent Management Services, Limited Partnership ("RMS") for services provided to downstream nursing home subsidiaries of NWLGI.  RMS is 1% owned by general partner RCC Management Services, Inc. ("RCC"), and 99% owned by limited partner, Three R Trusts.  RCC is 100% owned by the Three R Trusts.  The Three R Trusts are four Texas trusts for the benefit of the children of Robert L. Moody, Sr. (Robert L. Moody, Jr., Ross R. Moody, Russell S. Moody, and Frances A. Moody-Dahlberg).

National Western holds an investment totaling approximately 9.5% of the issued and outstanding shares of Moody Bancshares, Inc. at December 31, 2017.  Moody Bancshares, Inc. owns 100% of the outstanding shares of Moody Bank Holding Company, Inc., which owns approximately 98% of the outstanding shares of The Moody National Bank of Galveston ("MNB"). National Western utilizes MNB for certain bank custodian services as well as for certain administrative services with respect to the company's defined benefit and contribution plans.  During 2017, fees totaling $602,059 were paid to MNB with respect to these services. The ultimate controlling person of MNB is the Three R Trusts.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2017, the Company paid American National Insurance Company (“ANICO”) $635,025 in premiums for certain company sponsored benefit plans and $2,958,465 in reimbursements for claim costs for which ANICO provides third party administrative services. ANICO paid the Company $3,081,734 in premiums for its company sponsored benefit plans. The Company maintains an investment agreement with American National Registered Investment Advisory, Inc., a subsidiary of ANICO, under which $44,489 was paid for services. The Company executed a 2 year agreement in April, 2014 with an automatic 1 year renewal with ANICO for a disaster recovery site and incurred expenses of $18,000 during 2017 associated with this agreement.

During 2017, MNB sold a 50.0% undivided participation in a mortgage loan to The Westcap Corporation for $7.2 million, and a 50.0% participation in a mortgage loan to National Western, for $5.5 million. The Westcap Corporation and National Western will receive 50.0% of all future cash receipts which will be recognized over the life of the loan. The mortgage loan investment for The Westcap Corporation and National Western had balances of $7.0 million and $4.5 million, respectively, as of December 31, 2017.

During 2015, ANICO sold a 24.93% undivided participation in a mortgage loan to The Westcap Corporation for $20.0 million. The Westcap Corporation will receive 24.93% of all future cash receipts, which will be recognized over the life of the loan. This mortgage loan investment had a balance of $19.9 million as of December 31, 2017 which is reflected in the Consolidated Balance Sheets.

(17)  UNAUDITED QUARTERLY FINANCIAL DATA

Quarterly results of operations for 2017 are summarized as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands except per share data)

2017:
Revenues	$224,417	198,226	203,990	247,815

Earnings (loss)	$23,538	25,483	21,813	39,587

Basic earnings (loss) per share:
Class A	$6.66	7.21	6.17	11.19
Class B	$3.33	3.60	3.08	5.60

Diluted earnings (loss) per share:
Class A	$6.65	7.21	6.17	11.19
Class B	$3.33	3.60	3.08	5.60

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Quarterly results of operations for 2016 are summarized as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands except per share data)

2016:
Revenues	$148,942	167,094	181,847	184,485

Earnings (loss)	$17,259	26,286	33,736	23,612

Basic earnings (loss) per share:
Class A	$4.88	7.43	9.54	6.68
Class B	$2.44	3.72	4.77	3.34

Diluted earnings (loss) per share:
Class A	$4.88	7.43	9.54	6.67
Class B	$2.44	3.72	4.77	3.34

(18)  SUBSEQUENT EVENTS

Effective February 23, 2018, the Company ceased accepting applications for the Company's products from residents of Venezuela due to the unsettled political, economic, civil, and social climate existing in that country. Subsequent events have been evaluated through the date of filing and no other reportable items were identified.

NATIONAL WESTERN LIFE GROUP, INC.
SCHEDULE I
SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2017
(In thousands)

Type of Investment	(1) Cost	Fair Value	Balance Sheet Amount
Fixed maturity bonds:
Securities held to maturity:
United States government and government agencies and authorities	$1,337	1,514	1,337
States, municipalities, and political subdivisions	467,437	489,244	467,437
Public utilities	1,062,545	1,092,178	1,062,545
Corporate	4,430,099	4,544,201	4,430,099
Residential mortgage-backed	1,280,307	1,301,536	1,280,307
Asset-backed	5,299	5,431	5,299
Total securities held to maturity	7,247,024	7,434,104	7,247,024

Securities available for sale:
States, municipalities, and political subdivisions	575	546	546
Foreign governments	9,964	10,290	10,290
Public utilities	83,466	87,106	87,106
Corporate	2,842,381	2,913,374	2,913,374
Residential mortgage-backed	20,246	21,570	21,570
Asset-backed	7,878	8,245	8,245
Total securities available for sale	2,964,510	3,041,131	3,041,131
Total fixed maturity bonds	10,211,534	10,475,235	10,288,155

Equity securities:
Securities available for sale:
Common stocks:
Public utilities	753	1,320	1,320
Banks, trust and insurance companies	1,911	3,400	3,400
Corporate	3,793	7,155	7,155
Preferred stocks	6,433	6,603	6,603
Total equity securities	12,890	18,478	18,478

Derivatives, index options	194,731		194,731
Mortgage loans	208,249		208,249
Policy loans	56,405		56,405
Other long-term investments (2)	51,828		51,828
Total investments other than investments in related parties	$10,735,637		10,817,846

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

See accompanying report of Independent Registered Public Accounting Firm.

National Western Life Group, Inc.
Schedule II
Condensed Financial Information of Registrant
Condensed Statements of Financial Position as of December 31, 2017 and 2016
(Parent Company Only)
(in thousands)

	2017	2016

ASSETS
Investment in subsidiaries	$1,830,893	1,723,570
Cash and cash equivalents	1,303	1,270
Federal income tax receivable	3,019	1,176
Deferred Federal income tax asset	51	399
Other assets	383	413

Total assets	$1,835,649	1,726,828

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Due to subsidiaries	$—	608
Deferred Federal income tax liability	—	—
Other liabilities	3,475	4,392

Total liabilities	3,475	5,000

Stockholders' Equity:
Common Stock:
Class A - $.01 par value in 2017 and 2016; 7,500,000 shares authorized; 3,436,166 issued and outstanding in 2017 and 2016	34	34
Class B - $.01 par value in 2017 and 2016; 200,000 shares authorized, issued, and outstanding in 2017 and 2016	2	2
Additional paid-in capital	41,716	41,716
Accumulated other comprehensive income	14,281	10,552
Retained earnings	1,776,141	1,669,524

Total stockholders’ equity	1,832,174	1,721,828

Total liabilities and stockholders' equity	$1,835,649	1,726,828

See Notes to Condensed Financial Information of Registrant

National Western Life Group, Inc.
Schedule II
Condensed Financial Information of Registrant
Condensed Statements of Operations for the Years Ended December 31, 2017 and 2016
and for the Period October 1 to December 31, 2015
(Parent Company Only)
(in thousands)

	2017	2016	2015

Revenues:
Dividend income from subsidiaries	$7,000	3,000	19,054

Total revenues	7,000	3,000	19,054

Expenses:
Other operating expenses	4,199	4,493	2,779

Total expenses	4,199	4,493	2,779

Earnings/(loss) before Federal income taxes	2,801	(1,493)	16,275
Federal income taxes/(benefit)	(1,495)	(1,539)	(37)

Earnings before equity/(loss) in earnings of affiliates	4,296	46	16,312
Equity/(loss) in earnings of affiliates	106,125	100,846	11,407

Net earnings/(loss)	$110,421	100,892	27,719

See Notes to Condensed Financial Information of Registrant

National Western Life Group, Inc.
Schedule II
Condensed Financial Information of Registrant
Condensed Statements of Cash Flows for the Years Ended December 31, 2017 and 2016
and for the Period October 1 to December 31, 2015
(Parent Company Only)
(in thousands)

	2017	2016	2015

Cash flows from operating activities:
Net earnings/(loss)	$110,421	100,892	27,719
Adjustments to reconcile net earnings/(loss) to cash provided by operating activities:
Equity in earnings/(loss) of affiliates	(106,125)	(100,846)	(11,407)
Dividend from subsidiaries for non-cash assets	—	—	(15,554)
Depreciation and amortization	30	30	7
Change in:
Federal income tax, net	(1,843)	(1,008)	(168)
Deferred Federal income tax	348	(530)	131
Due to subsidiaries, net	(608)	608	—
Other, net	(917)	1,896	2,046

Net cash provided by operating activities	1,306	1,042	2,774

Cash flows from financing activities:
Dividends on common stock	(1,273)	(1,273)	(1,273)

Net cash provided by (used in) financing activities	(1,273)	(1,273)	(1,273)

Net increase (decrease) in cash and cash equivalents	33	(231)	1,501
Cash and cash equivalents at the beginning of year	1,270	1,501	—

Cash and cash equivalents at the end of year	$1,303	1,270	1,501

See Notes to Condensed Financial Information of Registrant

National Western Life Group, Inc.
Schedule II
Notes to the Condensed Financial Information of Registrant
(Parent Company Only)

1.    Basis of Presentation

The accompanying condensed financial statements of the Parent Company Only should be read in conjunction with the consolidated financial statements and notes thereto of National Western Life Group, Inc. ("NWLGI").

As discussed in Note 1(A) Principles of Consolidation of the consolidated financial statements, on October 1, 2015, National Western Life Insurance Company ("National Western" or "NWLIC") completed its previously announced holding company reorganization and became a wholly owned subsidiary of NWLGI. As a result of the reorganization, NWLGI replaced National Western as the publicly held company. Also in 2015, the Board of Directors of National Western declared a $15.5 million property dividend of its wholly owned subsidiaries, NWL Investments, Inc., NWL Services, Inc., and Regent Care San Marcos Holdings, LLC., which were transferred to NWLGI on December 18, 2015.

In the Parent Company Only condensed financial statements, NWLGI's investments in subsidiaries are stated at cost plus equity in undistributed income (losses) of subsidiaries since the date of acquisition. The subsidiary information presented is eliminated in the consolidated financial statements. NWLGI and its subsidiaries pay service fees to NWLIC which are included in expenses and equity earnings. These service fees are also eliminated in the consolidated financial statements.

2. Dividend Payments

In the years ended December 31, 2017, 2016 and 2015, dividends of $7.0 million, $3.0 million and $3.5 million were declared and paid by NWLIC to NWLGI, respectively. These are in addition to the property dividends noted above. These dividend payments are eliminated in the consolidated financial statements.

NATIONAL WESTERN LIFE GROUP, INC.
SCHEDULE V
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2017, 2016 and 2015
(In thousands)

Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	Reductions	Transfers	Balance at End of Period

Valuation accounts deducted from applicable assets:

Allowance for possible losses on mortgage loans:

December 31, 2017	$650	—	—	—	650

December 31, 2016	$650	—	—	—	650

December 31, 2015	$650	—	—	—	650

Allowance for possible losses on real estate:

December 31, 2017	$611	—	—	—	611

December 31, 2016	$1,629	—	(1,018)	—	611

December 31, 2015	$1,629	—	—	—	1,629

Notes:
(1) Amounts were recorded to realized (gains) losses on investments.

See accompanying report of Independent Registered Public Accounting Firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL WESTERN LIFE GROUP, INC.
(Registrant)

Date:	March 1, 2018	/S/Ross R. Moody
By: Ross R. Moody, Chairman of the Board, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

	Chairman Emeritus	March 1, 2018
Robert L. Moody, Sr.

/S/Ross R. Moody	Chairman of the Board, President	March 1, 2018
Ross R. Moody	and Chief Executive Officer
(Principal Executive Officer)

/S/Brian M. Pribyl	Senior Vice President - Chief Financial Officer,	March 1, 2018
Brian M. Pribyl	and Treasurer
(Principal Financial Officer)
(Principal Accounting Officer)

/S/Thomas A. Blackwell	Director	March 1, 2018
Thomas A. Blackwell

/S/David S. Boone	Director	March 1, 2018
David S. Boone

/S/Stephen E. Glasgow	Director	March 1, 2018
Stephen E. Glasgow

	Director	March 1, 2018
E. Douglas McLeod

/S/Charles D. Milos	Director	March 1, 2018
Charles D. Milos

	Director	March 1, 2018
Ann M. Moody

	Director	March 1, 2018
Frances A. Moody-Dahlberg

/S/E.J. Pederson	Director	March 1, 2018
E.J. Pederson