Form 10-Q
period 2018-03-31
National Western Life Group, Inc.
filed 2018-05-10
CIK 1635984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-55522

NATIONAL WESTERN LIFE GROUP, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	47-3339380
(State of Incorporation)	(I.R.S. Employer Identification Number)

10801 N. MOPAC EXPY BLDG 3
AUSTIN, TEXAS 78759-5415	(512) 836-1010
(Address of Principal Executive Offices) (Zip Code)	(Telephone Number, including area code)

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
Large accelerated filer  ☒  Accelerated filer  ☐   Non-accelerated filer (Do not check if a smaller reporting company)  ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒
As of May 8, 2018, the number of shares of Registrant's common stock outstanding was: Class A – 3,436,166 and  Class B - 200,000.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
ASSETS	March 31, 2018	December 31, 2017

Investments:
Debt securities held to maturity, at amortized cost (fair value: $7,302,034 and $7,434,104)	$7,280,200	7,247,024
Debt securities available for sale, at fair value (cost: $3,087,827 and $2,964,510)	3,084,789	3,041,131
Mortgage loans, net of allowance for possible losses ($650 and $650)	204,948	208,249
Policy loans	55,515	56,405
Derivatives, index options	116,356	194,731
Equity securities	18,173	18,478
Other long-term investments	51,733	51,828

Total investments	10,811,714	10,817,846

Cash and cash equivalents	82,924	217,624
Deferred policy acquisition costs	840,039	819,511
Deferred sales inducements	138,993	135,570
Accrued investment income	99,784	96,818
Federal income tax receivable	10,750	—
Other assets	142,114	137,725

Total assets	$12,126,318	12,225,094

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY	March 31, 2018	December 31, 2017

LIABILITIES:

Future policy benefits:
Universal life and annuity contracts	$9,855,395	9,962,589
Traditional life reserves	136,804	135,895
Other policyholder liabilities	137,109	128,009
Deferred Federal income tax liability	29,082	25,408
Federal income tax payable	—	2,701
Other liabilities	139,697	138,318

Total liabilities	10,298,087	10,392,920

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:

Common stock:
Class A - $.01 par value; 7,500,000 shares authorized; 3,436,166 issued and outstanding in 2018 and 2017	34	34
Class B - $.01 par value; 200,000 shares authorized, issued, and outstanding in 2018 and 2017	2	2
Additional paid-in capital	41,716	41,716
Accumulated other comprehensive income	(20,951)	14,281
Retained earnings	1,807,430	1,776,141

Total stockholders’ equity	1,828,231	1,832,174

Total liabilities and stockholders' equity	$12,126,318	12,225,094

Note:  The Condensed Consolidated Balance Sheet at December 31, 2017 has been derived from the audited Consolidated Financial Statements as of that date.

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended March 31, 2018 and 2017
(Unaudited)
(In thousands, except per share amounts)

	2018	2017

Premiums and other revenues:
Universal life and annuity contract charges	$38,520	41,364
Traditional life premiums	4,145	4,221
Net investment income	60,745	171,742
Other revenues	4,997	4,505
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) gains (losses)	3	20
Portion of OTTI (gains) losses recognized in other comprehensive income	(3)	(20)
Net OTTI losses recognized in earnings	—	—
Other net investment gains (losses)	611	2,585
Total net realized investment gains (losses)	611	2,585

Total revenues	109,018	224,417

Benefits and expenses:
Life and other policy benefits	21,401	19,757
Amortization of deferred policy acquisition costs	32,229	34,212
Universal life and annuity contract interest	(1,818)	109,893
Other operating expenses	23,633	25,092

Total benefits and expenses	75,445	188,954

Earnings before Federal income taxes	33,573	35,463

Federal income taxes	6,698	11,925

Net earnings	$26,875	23,538

Basic earnings per share:
Class A	$7.60	$6.66
Class B	$3.80	$3.33

Diluted earnings per share:
Class A	$7.60	$6.65
Class B	$3.80	$3.33

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2018 and 2017
(Unaudited)
(In thousands)

	2018	2017

Net earnings	$26,875	23,538

Other comprehensive income (loss), net of effects of deferred costs and taxes:
Unrealized gains (losses) on securities:
Net unrealized holding gains (losses) arising during period	(34,754)	5,479
Net unrealized liquidity gains (losses)	—	43
Reclassification adjustment for net amounts included in net earnings	(33)	(690)

Net unrealized gains (losses) on securities	(34,787)	4,832

Foreign currency translation adjustments	1,168	(85)

Benefit plans:
Amortization of net prior service cost and net gain (loss)	2,801	(887)

Other comprehensive income (loss)	(30,818)	3,860

Comprehensive income (loss)	$(3,943)	27,398

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY For the Three Months Ended March 31, 2018 and 2017 (Unaudited) (In thousands)

	2018	2017

Common stock:
Balance at beginning of period	$36	36
Shares exercised under stock option plan	—	—

Balance at end of period	36	36

Additional paid-in capital:
Balance at beginning of period	41,716	41,716
Shares exercised under stock option plan	—	—

Balance at end of period	41,716	41,716

Accumulated other comprehensive income:
Unrealized gains on non-impaired securities:
Balance at beginning of period	33,664	22,813
Change in unrealized gains (losses) during period, net of tax	(34,787)	4,789
Cumulative effect of change in accounting principle, net of tax (See Note 2)	(4,414)	—

Balance at end of period	(5,537)	27,602

Unrealized losses on impaired held to maturity securities:
Balance at beginning of period	(10)	(203)
Amortization	2	85
Other-than-temporary impairments, non-credit, net of tax	—	—
Additional credit loss on previously impaired securities	—	—
Change in shadow deferred policy acquisition costs	(2)	(42)

Balance at end of period	(10)	(160)

Unrealized losses on impaired available for sale securities:
Balance at beginning of period	(1)	(1)
Other-than-temporary impairments, non-credit, net of tax	—	—
Change in shadow deferred policy acquisition costs	—	—
Recoveries, net of tax	—	—

Balance at end of period	(1)	(1)

	Continued on Next Page

NATIONAL WESTERN LIFE GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued) For the Three Months Ended March 31, 2018 and 2017 (Unaudited) (In thousands)

	2018	2017

Foreign currency translation adjustments:
Balance at beginning of period	3,223	2,661
Change in translation adjustments during period	1,168	(85)

Balance at end of period	4,391	2,576

Benefit plan liability adjustment:
Balance at beginning of period	(22,595)	(14,718)
Amortization of net prior service cost and net loss, net of tax	2,801	(887)

Balance at end of period	(19,794)	(15,605)

Accumulated other comprehensive income at end of period	(20,951)	14,412

Retained earnings:
Balance at beginning of period	1,776,141	1,669,524
Cumulative effect of change in accounting principle, net of tax (See Note 2)	4,414	—
Net earnings	26,875	23,538
Stockholder dividends	—	—

Balance at end of period	1,807,430	1,693,062

Total stockholders' equity	$1,828,231	$1,749,226

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Three Months Ended March 31, 2018 and 2017 (Unaudited) (In thousands)

	2018	2017

Cash flows from operating activities:
Net earnings	$26,875	23,538
Adjustments to reconcile net earnings to net cash from operating activities:
Universal life and annuity contract interest	(1,818)	109,893
Surrender charges and other policy revenues	(8,988)	(12,268)
Realized (gains) losses on investments	(611)	(2,585)
Accretion/amortization of discounts and premiums, investments	123	116
Depreciation and amortization	3,021	2,474
(Increase) decrease in value of equity securities	541	—
(Increase) decrease in value of derivatives	44,394	(61,206)
(Increase) decrease in deferred policy acquisition and sales inducement costs	11,673	11,003
(Increase) decrease in accrued investment income	(2,966)	(2,737)
(Increase) decrease in other assets	(7,635)	(2,390)
Increase (decrease) in liabilities for future policy benefits	2,594	4,171
Increase (decrease) in other policyholder liabilities	9,101	9,284
Increase (decrease) in Federal income taxes liability	(13,451)	17,504
Increase (decrease) in deferred Federal income tax	11,864	(11,019)
Increase (decrease) in other liabilities	(1,844)	6,654

Net cash provided by operating activities	72,873	92,432

Cash flows from investing activities:
Proceeds from sales of:
Securities held to maturity	—	—
Securities available for sale	—	22,184
Other investments	—	—
Proceeds from maturities and redemptions of:
Securities held to maturity	113,157	120,507
Securities available for sale	7,156	70,603
Equity securities	140	—
Derivatives, index options	59,321	48,856
Property and equipment	9	10
Purchases of:
Securities held to maturity	(142,867)	(217,275)
Securities available for sale	(126,544)	(44,817)
Equity securities	(376)	—
Derivatives, index options	(22,556)	(17,649)
Other investments	(96)	—
Property and equipment	(2,553)	(44)

	Continued on Next Page

NATIONAL WESTERN LIFE GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) For the Three Months Ended March 31, 2018 and 2017 (Unaudited) (In thousands)

	2018	2017

Principal payments on mortgage loans	3,365	18,999
Cost of mortgage loans acquired	(24)	(8,323)
Decrease (increase) in policy loans	890	930

Net cash provided by/(used in) investing activities	(110,978)	(6,019)

Cash flows from financing activities:
Deposits to account balances for universal life and annuity contracts	154,914	181,856
Return of account balances on universal life and annuity contracts	(252,988)	(231,899)

Net cash provided by (used in) financing activities	(98,074)	(50,043)

Effect of foreign exchange	1,479	(131)

Net increase (decrease) in cash and cash equivalents	(134,700)	36,239
Cash and cash equivalents at beginning of period	217,624	51,247

Cash and cash equivalents at end of period	$82,924	$87,486

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid (received) during the period for:
Interest	$10	10
Income taxes	$8,283	5,440

Noncash operating activities:
Deferral of sales inducements	$(3,007)	(1,515)

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)	CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position of National Western Life Group, Inc. ("NWLGI") and its wholly owned subsidiaries (“Company”) as of March 31, 2018, and the results of its operations and its cash flows for the three months ended March 31, 2018 and March 31, 2017. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year. It is recommended that these Condensed Consolidated Financial Statements be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 which is accessible free of charge through the Company's internet site at www.nwlgi.com or the Securities and Exchange Commission internet site at www.sec.gov. The Condensed Consolidated Balance Sheet at December 31, 2017 has been derived from the audited consolidated financial statements as of that date.

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

The table below shows the unrealized gains and losses on available-for-sale securities that were reclassified out of accumulated other comprehensive income for the three months ended March 31, 2018 and March 31, 2017.

Affected Line Item in the Statements of Earnings	Amount Reclassified From Accumulated Other Comprehensive Income
	Three Months Ended March 31,
	2018	2017
	(In thousands)

Other net investment gains (losses)	$40	1,061
Net OTTI losses recognized in earnings	—	—
Earnings before Federal income taxes	40	1,061
Federal income taxes	7	371

Net earnings	$33	690

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(2)	NEW ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements not yet adopted

In June 2016, the FASB released Accounting Standards Update ("ASU") 2016-13, Financial Instruments-Credit Losses, which revises the credit loss recognition criteria for certain financial assets measured at amortized cost. The new guidance replaces the existing incurred loss recognition model with an expected loss recognition model. The objective of the expected credit loss model is for the reporting entity to recognize its estimate of expected credit losses for affected financial assets in a valuation allowance deducted from the amortized cost basis of the related financial assets that results in presenting the net carrying value of the financial assets at the amount expected to be collected. The guidance is effective for interim and annual periods beginning after December 15, 2019, and for most affected instruments must be adopted using a modified retrospective approach, with a cumulative effect adjustment recorded to beginning retained income. Adoption of the guidance is not expected to have a material effect on the Company’s results of operations or financial position.

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
Recent accounting pronouncements adopted
In January 2018, the Company adopted ASU 2017-07 Compensation-Retirement Benefits (Topic 615): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  The new guidance requires that an employer that offers to its employees defined benefit pension or other postretirement benefit plans report the service cost component in the same line item or items as other compensation costs. The other components of net periodic benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item is not used, the line item used in the income statement to present the other components of net periodic benefit cost must be disclosed. In addition, the guidance allows only the service cost component to be eligible for capitalization when applicable. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In February 2018, the FASB released ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The update addresses certain stranded income tax effects in accumulated other comprehensive income caused by the Tax Cuts and Job Act ("Tax Act") which was passed in December 2017. Under the new FASB rules, financial statement preparers are provided the option to reclassify stranded tax effects within accumulated other comprehensive income in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recorded. Companies must apply the new guidance for fiscal years, including interim periods within such years, starting after December 15, 2018, with early adoption permitted. The amendments are to be applied in either the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the federal corporate income tax rate from the Tax Act is recognized. The Company's accounting policy for the release of stranded tax effects in AOCI is on an aggregate portfolio basis. The Company elected to adopt the requirements of this update in its Consolidated Financial Statements for the year ended December 31, 2017 and has reported the resultant reclassification amount, $2.5 million, as a charge to Retained Earnings in the accompanying Consolidated Statements of Changes in Stockholders' Equity.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance requires companies to recognize revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. As an insurance enterprise, the primary sources of revenue are excluded from this guidance, including insurance premiums, contract charges, and investment revenues. We have certain types of non-insurance and non-investment revenue from contracts with customers that fall under this guidance. These revenues are recognized when obligations under the terms of the contract are satisfied. The amount of revenue recognized reflects the consideration we expect to be entitled to in exchange for those services. For these revenues, the performance obligation is fulfilled as services are rendered. Revenues from contracts with customers identified under Topic 606 are not material, approximately 2% of total revenues for the year ended December 31, 2017. The guidance was effective for reporting periods beginning after December 15, 2017. The adoption of this ASU did not have a material effect on the results of operations or financial position of the Company.
In January 2016, the FASB released ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities. The main provisions of the update eliminate the available for sale classification of accounting for equity securities and to adjust the fair value disclosures for financial instruments carried at amortized costs such that the disclosed fair values represent an exit price as opposed to an entry price. The provisions of this update require that equity securities be carried at fair market value on the balance sheet and any periodic changes in value be recorded as adjustments directly to the income statement. The provisions of this update became effective for the Company beginning January 1, 2018. The prospective adoption of this update resulted in the reclassification of $4.4 million pertaining to unrealized gains, net of tax, out of Accumulated Other Comprehensive Income into Retained Earnings as a cumulative effect of a change in accounting principle, as shown in the Condensed Consolidated Statements of Changes in Stockholders' Equity. Equity securities, previously included in Securities Available for Sale are now reported as a separate line item on the Consolidated Balance Sheet. The change in fair value of equity securities, previously reported in Other Comprehensive income, is now included in Net investment income in the Condensed Consolidated Statements of Earnings. As the Company's equity securities holdings are not significant, the adoption of the requirements of this update did not have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2017, the FASB released ASU 2017-09, Compensation - Stock Compensation. The update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Accounting Standards Codification ("ASC") Topic 718. An entity shall account for the effects of a modification described in ASC paragraphs 718-20-35-3 through 35-9, unless all the following are met: (1) The fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified; (2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The provisions of this update became effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. The adoption of this ASU did not have a material effect on the results of operations or financial position of the Company.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future Consolidated Financial Statements.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(3)	STOCKHOLDERS' EQUITY

NWLIC is restricted by state insurance laws as to dividend amounts which may be paid to stockholders without prior approval from the Colorado Division of Insurance.  The restrictions are based on the lesser of statutory earnings from operations, excluding capital gains, from the prior calendar year or 10% of statutory surplus of the company as of the previous calendar year-end.  The maximum dividend payment which may be made without prior approval in 2018 is $127.3 million. As the sole owner of NWLIC, all dividends declared by National Western are payable entirely to NWLGI and are eliminated in consolidation.

In the first quarter of 2018, National Western declared and paid a $3.0 million dividend to NWLGI. No dividends were declared or paid by National Western in the quarter ended March 31, 2017.

NWLGI did not declare or pay cash dividends on its common shares during the three months ended March 31, 2018 and 2017.

(4)	EARNINGS PER SHARE

Basic earnings per share of common stock are computed by dividing net income available to each class of common stockholders on an as if distributed basis by the weighted-average number of common shares outstanding for the period. Diluted earnings per share, by definition, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, that then shared in the distributed earnings of each class of common stock. U.S. GAAP requires a two-class presentation for the Company's two classes of common stock. However, settlement of stock option exercises in cash or by issuance of shares is at the discretion of the Company's option holders and such exercises have been predominantly in cash. Consequently, the Company's stock options outstanding are not considered potentially dilutive under accounting guidance.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Net income for the periods shown below is allocated between Class A shares and Class B shares based upon (1) the proportionate number of shares issued and outstanding as of the end of the period, and (2) the per share dividend rights of the two classes under the Company's Restated Certificate of Incorporation (the Class B dividend per share is equal to one-half the Class A dividend per share).

	Three Months Ended March 31,
	2018		2017
	Class A	Class B	Class A	Class B
	(In thousands except per share amounts)

Numerator for Basic and Diluted Earnings Per Share:
Net income	$26,875		23,538
Dividends - Class A shares	—		—
Dividends - Class B shares	—		—

Undistributed income	$26,875		23,538

Allocation of net income:
Dividends	$—	—	—	—
Allocation of undistributed income	26,115	760	22,872	666

Net income	$26,115	760	22,872	666

Denominator:
Basic earnings per share - weighted-average shares	3,436	200	3,436	200
Effect of dilutive stock options	—	—	4	—

Diluted earnings per share - adjusted weighted-average shares for assumed conversions	3,436	200	3,440	200

Basic Earnings Per Share	$7.60	3.80	6.66	3.33

Diluted Earnings Per Share	$7.60	3.80	6.65	3.33

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(5)	PENSION AND OTHER POSTRETIREMENT PLANS

(A)	Defined Benefit Pension Plans

National Western sponsors a qualified defined benefit pension plan covering employees enrolled prior to 2008. The plan provides benefits based on the participants' years of service and compensation. The company makes annual contributions to the plan that comply with the minimum funding provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"). On October 19, 2007, National Western's Board of Directors approved an amendment to freeze the pension plan as of December 31, 2007. The freeze ceased future benefit accruals to all participants and closed the plan to any new participants. In addition, all participants became immediately 100% vested in their accrued benefits as of that date. As participants are no longer earning a credit for service, future qualified defined benefit plan expense is projected to be minimal. Fair values of plan assets and liabilities are measured as of the prior December 31 for each year. The following table summarizes the components of net periodic benefit cost.

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)

Service cost	$28	27
Interest cost	225	239
Expected return on plan assets	(325)	(307)
Amortization of prior service cost	—	—
Amortization of net loss	131	159

Net periodic benefit cost	$59	118

The service cost shown above for each period represents plan expenses expected to be paid out of plan assets. Under the clarified rules of the Pension Protection Act, plan expenses paid from plan assets are to be included in the plan's service cost component.

The company's minimum required contribution for the 2018 plan year is $0.1 million. There was no remaining contribution payable for the 2017 plan year as of March 31, 2018. As of March 31, 2018, the company had no contributions to the plan for the 2018 plan year.

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

The following table summarizes the components of net periodic benefit costs for the nonqualified defined benefit plans.

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)

Service cost	$90	204
Interest cost	213	347
Amortization of prior service cost	15	15
Amortization of net loss	176	818

Net periodic benefit cost	$494	1,384

The company expects to contribute $2.0 million to these plans in 2018.  As of March 31, 2018, the company has contributed $0.4 million to the plans.

(B)	Postretirement Employment Plans Other Than Pension

National Western sponsors two healthcare plans that were amended in 2004 to provide postretirement benefits to certain fully-vested individuals.  The plan is unfunded. The following table summarizes the components of net periodic benefit costs.

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)

Interest cost	$40	30
Amortization of prior service cost	26	26
Amortization of net loss	37	—

Net periodic benefit cost	$103	56

The company expects to contribute minimal amounts to the plan in 2018.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(6)	SEGMENT AND OTHER OPERATING INFORMATION

The Company defines its reportable operating segments as domestic life insurance, international life insurance, and annuities. These segments are organized based on product types and geographic marketing areas.  A summary of segment information as of March 31, 2018 and December 31, 2017 for the Condensed Consolidated Balance Sheet items and for the three months ended March 31, 2018 and March 31, 2017 for the Condensed Consolidated Statement of Earnings is provided below.

Condensed Consolidated Balance Sheet Items:

	March 31, 2018
	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
			(In thousands)

Deferred policy acquisition costs and sales inducements	$106,029	251,225	621,778	—	979,032
Total segment assets	1,125,889	1,231,846	9,155,547	395,648	11,908,930
Future policy benefits	964,219	906,855	8,121,125	—	9,992,199
Other policyholder liabilities	14,909	18,380	103,820	—	137,109

	December 31, 2017
	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
			(In thousands)

Deferred policy acquisition costs and sales inducements	$101,253	250,128	603,700	—	955,081
Total segment assets	1,106,410	1,236,733	9,269,956	398,597	12,011,696
Future policy benefits	950,884	915,384	8,232,216	—	10,098,484
Other policyholder liabilities	13,643	11,318	103,048	—	128,009

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Condensed Consolidated Statement of Earnings:

	Three Months Ended March 31, 2018
	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
			(In thousands)

Premiums and contract revenues	$9,601	27,917	5,147	—	42,665
Net investment income	663	1,971	53,543	4,568	60,745
Other revenues	—	30	19	4,948	4,997

Total revenues	10,264	29,918	58,709	9,516	108,407

Life and other policy benefits	4,809	5,728	10,864	—	21,401
Amortization of deferred policy acquisition costs	2,675	7,380	22,174	—	32,229
Universal life and annuity contract interest	(2,861)	(1,150)	2,193	—	(1,818)
Other operating expenses	5,147	5,381	7,935	5,170	23,633
Federal income taxes (benefit)	98	2,507	3,098	867	6,570

Total expenses	9,868	19,846	46,264	6,037	82,015

Segment earnings (loss)	$396	10,072	12,445	3,479	26,392

	Three Months Ended March 31, 2017
	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
			(In thousands)

Premiums and contract revenues	$8,849	31,500	5,236	—	45,585
Net investment income	19,590	18,619	126,434	7,099	171,742
Other revenues	13	26	26	4,440	4,505

Total revenues	28,452	50,145	131,696	11,539	221,832

Life and other policy benefits	4,919	6,285	8,553	—	19,757
Amortization of deferred acquisition costs	2,789	7,406	24,017	—	34,212
Universal life and annuity contract interest	16,247	16,382	77,264	—	109,893
Other operating expenses	4,732	5,978	10,060	4,322	25,092
Federal income taxes (benefit)	(79)	4,724	3,956	2,419	11,020

Total expenses	28,608	40,775	123,850	6,741	199,974

Segment earnings (loss)	$(156)	9,370	7,846	4,798	21,858

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Reconciliations of segment information to the Company's Condensed Consolidated Financial Statements are provided below.

	Three Months Ended March 31,
	2018	2017
	(In thousands)

Premiums and Other Revenues:
Premiums and contract revenues	$42,665	45,585
Net investment income	60,745	171,742
Other revenues	4,997	4,505
Realized gains (losses) on investments	611	2,585

Total condensed consolidated premiums and other revenues	$109,018	224,417

	Three Months Ended March 31,
	2018	2017
	(In thousands)

Federal Income Taxes:
Total segment Federal income taxes	$6,570	11,020
Taxes on realized gains (losses) on investments	128	905

Total condensed consolidated Federal income taxes	$6,698	11,925

	Three Months Ended March 31,
	2018	2017
	(In thousands)

Net Earnings:
Total segment earnings	$26,392	21,858
Realized gains (losses) on investments, net of taxes	483	1,680

Total condensed consolidated net earnings	$26,875	23,538

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	March 31,	December 31,
	2018	2017
	(In thousands)

Assets:
Total segment assets	$11,908,930	12,011,696
Other unallocated assets	217,388	213,398

Total condensed consolidated assets	$12,126,318	12,225,094

(7)	SHARE-BASED PAYMENTS

The Company had a stock and incentive plan ("1995 Plan") which provided for the grant of any or all of the following types of awards to eligible employees: (1) stock options, including incentive stock options and nonqualified stock options; (2) stock appreciation rights ("SARs"), in tandem with stock options or freestanding; (3) restricted stock or restricted stock units; and, (4) performance awards. The 1995 Plan began on April 21, 1995, and was amended on June 25, 2004 to extend the termination date to April 20, 2010. The number of shares of Class A, $1.00 par value, common stock which were allowed to be issued under the 1995 Plan, or as to which SARs or other awards were allowed to be granted, could not exceed 300,000. Effective June 20, 2008, the Company's shareholders approved a 2008 Incentive Plan (“2008 Plan”). The 2008 Plan is substantially similar to the 1995 Plan and authorized an additional number of Class A common stock shares eligible for issue not to exceed 300,000. These plans were assumed by NWLGI from National Western pursuant to the terms of the holding company reorganization in 2015. On June 15, 2016, stockholders of NWLGI approved the Incentive Plan, which is a stock and incentive plan essentially similar to the 2008 Plan. The Incentive Plan includes additional provisions, most notably regarding the definition of performance objectives which could be used in the issuance of the fourth type of award noted above (performance awards).

All of the employees of the Company and its subsidiaries are eligible to participate in the current Incentive Plan. In addition, directors of the Company are eligible to receive the same types of awards as employees except that they are not eligible to receive incentive stock options. Company directors, including members of the Compensation and Stock Option Committee, are eligible for nondiscretionary stock options. All current stock options outstanding were granted under the 1995 Plan and 2008 Plan. Employee stock options and SARs granted vest 20% annually following three years of service following the grant date. Directors' stock options and SARs grants vest 20% annually following one year of service from the date of grant.

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

The Incentive Plan allows for certain other share or unit awards which are solely paid out in cash based on the value of the Company's shares, or changes therein, as well as the financial performance of the Company under pre-determined target performance metrics. Certain awards, such as restricted stock units ("RSUs") provide solely for cash settlement based upon the market price of the Company's Class A common shares, often referred to as "phantom stock-based awards". Unlike share-settled awards, which have a fixed grant-date fair value, the fair value of unsettled or unvested liability awards is remeasured at the end of each reporting period based on the change in fair value of a share. The liability and corresponding expense are adjusted accordingly until the award is settled. For employees, the vesting period for RSUs is 100% at the end of three years from the grant date. The RSUs are payable in cash at the vesting date equal to the closing price of the Company's Class A common shares at that time.

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

Directors of the Company are eligible to receive RSUs under the Incentive Plan. Unlike RSUs granted to officers, the RSUs granted to directors vest one year from the date of grant. They are payable in cash at the vesting date equal to the closing price of the Company's Class A common shares at that time.

The following table shows all grants issued to officers and directors for the three months ended March 31, 2018 and 2017. These grants were made based upon closing market price per Class A common share at the time of the grant.

	Three Months Ended
	March 31, 2018		March 31, 2017
	Officer	Director	Officer	Director

SARs	—	—	11,512	—
RSUs	—	—	2,674	1,660
PSUs	—	—	4,425	—

The Company uses the current fair value method to measure compensation cost for awards granted under the share-based plans. As of March 31, 2018 and 2017, the liability balance was $13.2 million and $12.7 million, respectively. A summary of awards by type and related activity is detailed below.

		Options Outstanding
	Shares Available For Grant	Shares	Weighted- Average Exercise Price

Stock Options:
Balance at January 1, 2018	291,000	18,018	$242.07
Exercised	—	(15,018)	$248.86
Forfeited	—	—	$—
Expired	—	—	$—
Stock options granted	—	—	$—

Balance at March 31, 2018	291,000	3,000	$208.05

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Liability Awards
	SAR	RSU	PSU

Other Share/Unit Awards:
Balance at January 1, 2018	92,667	11,721	14,052
Exercised	(975)	(1,494)	—
Forfeited	(907)	(325)	—
Granted	—	—	—

Balance at March 31, 2018	90,785	9,902	14,052

Stock options, SARs, and RSUs shown as forfeited in the above tables represent vested and unvested awards not exercised by plan participants prior to their termination from the Company. Forfeited stock options, if any, are not shown as being added back to the "Shares Available For Grant" balance as they were awarded under the 1995 Plan which was terminated during calendar year 2010.

The total intrinsic value of shared-based compensation exercised was $1.5 million and $0.1 million for the three months ended March 31, 2018 and 2017, respectively. The total share-based compensation paid during the period was $1.5 million and $0.1 million for the three months ended March 31, 2018 and 2017, respectively. The total fair value of stock options and SARs vested during the three months ended March 31, 2018 and 2017 was $0.8 million and $0.5 million, respectively. For the three months ended March 31, 2018 and 2017, no cash was received from the exercise of stock options under the Plans.

The following table summarizes information about stock options and SARs outstanding at March 31, 2018.

	Options/SARs Outstanding
	Number Outstanding	Weighted- Average Remaining Contractual Life	Number Exercisable

Exercise prices:
208.05 (options)	3,000	0.2 years	3,000
114.64 (SARs)	10,900	0.9 years	10,900
132.56 (SARs)	20,018	3.7 years	16,115
210.22 (SARs)	26,550	5.7 years	11,750
216.48 (SARs)	12,036	7.9 years	7,847
311.16 (SARs)	10,814	8.8 years	3,645
310.55 (SARs)	203	9.1 years	—
334.34 (SARs)	10,264	9.7 years	—

Totals	93,785		53,257

Aggregate intrinsic value (in thousands)	$9,391		$6,947

The aggregate intrinsic value in the table above is based on the closing Class A stock price of $304.88 per share on March 31, 2018.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The stock options shown above with exercise price of $208.05 have a remaining contractual life of less than one year. The option holders for this grant have until the end of the contractual life of June 20, 2018 to exercise these holdings or otherwise forfeit the option grants held.

In estimating the fair value of the share-based awards outstanding at March 31, 2018 and December 31, 2017, the Company employed the Black-Scholes option pricing model with assumptions detailed below.

	March 31, 2018	December 31, 2017

Expected term of options	0.2 to 9.7 years	0.3 to 10.0 years
Expected volatility weighted-average	21.69%	21.55%
Expected dividend yield	0.12%	0.11%
Risk-free rate weighted-average	2.19%	1.82%

The Company reviewed the contractual term relative to the options as well as perceived future behavior patterns of exercise.  Volatility is based on the Company’s historical volatility over the expected term of the option/SARs expected exercise date.

The pre-tax compensation cost/(benefit) recognized in the financial statements related to these plans was $(0.5) million and $0.8 million for the three months ended March 31, 2018 and 2017, respectively. The related tax expense/(benefit) recognized was $0.1 million and $(0.3) million for the three months ended March 31, 2018 and 2017, respectively.

As of March 31, 2018, the total compensation cost related to non-vested share based awards not yet recognized was $5.8 million.  This amount is expected to be recognized over a weighted-average period of 1.3 years.  The Company recognizes compensation cost over the graded vesting periods.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

National Western was the named defendant in the case of Damaris Maldonado Vinas, et al. vs. National Western Life Insurance, in which the plaintiffs, after National Western had paid the death benefits to the beneficiary (Francisco Iglesias-Alvarez) upon the annuitant’s (Carlos Iglesias-Alvarez) death, sought to annul two annuity policies issued by National Western at the behest of Carlos Iglesias-Alvarez and which named Francisco Iglesias-Alvarez as their beneficiary.  On March 31, 2016, the United States District Court for the District of Puerto Rico (the “Court”) issued its Opinion and Order on the pending Motions for Summary Judgment submitted by the parties, and therein denied National Western’s motion and granted plaintiffs’ motion voiding the two annuities and requesting a refund of the premiums paid ($2.9 million).  National Western vigorously defended the case and believes that the Court’s Opinion and Order is contrary to applicable law.  As such, National Western filed a Motion for Reconsideration of Opinion and Order and Corresponding Judgment with the Court on April 27, 2016, which the Court denied on May 5, 2016. National Western filed a Notice of Appeal on June 10, 2016, filed its Appeal Brief on September 12, 2016, and oral arguments with the U.S. Court of Appeals for the First Circuit were held on March 9, 2017. On June 29, 2017, the Court of Appeals vacated the district court's judgment and remanded to the district court to determine whether it is nevertheless equitable for the case to proceed without Francisco Iglesias-Alvarez. Plaintiffs filed a Motion in Support of Determination in Equity and Good Conscience That Action Should Proceed Among Existing Parties Under Fed.R.Civ.P. 19(B) on September 14, 2017, and National Western filed its Opposition to Plaintiff’s Motion on October 27, 2017. On April 2, 2018 the Court asked the parties for additional briefing regarding the Court's jurisdiction over Francisco Iglesias-Alvarez, which the parties filed on April 30, 2018.

On September 28, 2017, a purported shareholder derivative lawsuit was filed in the 122nd District Court of Galveston County, State of Texas entitled Robert L. Moody, Jr. derivatively on behalf of National Western Life Insurance Company and National Western Life Group, Inc. v. Ross Rankin Moody, et al., naming certain current and former directors and current officers as defendants.  The complaint challenges the directors’ oversight of insurance sales to non-U.S. residents and alleges that the defendants breached their fiduciary duties in the conduct of their duties as board members by failing to act (i) on an informed basis and (ii) in good faith or with the honest belief that their actions were in the best interests of the Company.  The complaint seeks an undetermined amount of damages, attorneys’ fees and costs, and equitable relief, including the removal of the Company’s Chairman and Chief Executive Officer and other board members and/or officers of the Company.  The Company believes that the claims in the complaint are baseless and without merit, will vigorously defend this lawsuit, and will seek reimbursement of all legal costs and expenses from plaintiff.  The Company believes, based on information currently available, that the final outcome of this lawsuit will not have a material adverse effect on the Company’s business, results of operations, or consolidated financial position. The companies and directors filed their respective Pleas to the Jurisdiction ("Pleas") contesting the plaintiff's standing to even pursue this action, along with their Answers, on October 27, 2017. On December 14, 2017, plaintiff filed a Response to the Pleas and on December 21, 2017, the Court heard oral argument on the Pleas. Plaintiff then filed a First Amended Petition on January 11, 2018. The companies and directors filed a Supplement to the Pleas on January 30, 2018, to which plaintiff responded on February 1, 2018, and the companies and directors replied on February 9, 2018. On May 3, 2018, the Court issued a memorandum to all attorneys of record stating that the Court will grant the defendants' Pleas and asking the attorney for defendants to prepare and submit proposed orders/judgments granting the requested relief for consideration by the Court.  The defendants filed such proposed order granting the Pleas on May 7, 2018.
Although there can be no assurances, at the present time, the Company does not anticipate that the ultimate liability arising from such other potential, pending, or threatened legal actions will have a material adverse effect on the financial condition or operating results of the Company.
Separately, Brazilian authorities commenced an investigation into possible violations of Brazilian criminal law in connection with the issuance of National Western insurance policies to Brazilian residents, and in assistance of such investigation a Commissioner appointed by the U.S. District Court for the Western District of Texas issued a subpoena in March of 2015 upon the company to provide information relating to such possible violations. No conclusion can be drawn at this time as to its outcome or how such outcome may impact the Company’s business, results of operations or financial condition. National Western has been cooperating with the relevant governmental authorities in regard to this matter.
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

The Company had $16.2 million commitments to fund new loans and $1.2 million in commitments to extend credit relating to existing loans at March 31, 2018. The Company evaluates each customer's creditworthiness on a case-by-case basis.

(9)	INVESTMENTS

(A)	Investment Gains and Losses

The table below presents realized investment gains and losses, excluding impairment losses, for the periods indicated.

	Three Months Ended March 31,
	2018	2017
	(In thousands)

Available for sale debt securities:
Realized gains on disposal	$40	973
Realized losses on disposal	—	—
Held to maturity debt securities:
Realized gains on disposal	571	1,557
Realized losses on disposal	—	(34)
Equity securities realized gains (losses)	—	89

Totals	$611	2,585

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company uses the specific identification method in computing realized gains and losses. For the three months ended March 31, 2018 and 2017 the percentage of gains on bonds due to the call of securities was 99.0% and 63.0%, respectively. This includes calls out of the Company's available for sale portfolio of debt securities.

The table below presents net impairment losses recognized in earnings for the periods indicated.

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)

Total other-than-temporary impairment gains (losses) on debt securities	$3	20
Portion of loss (gain) recognized in comprehensive income	(3)	(20)

Net impairment losses on debt securities recognized in earnings	—	—
Equity securities impairments	—	—

Totals	$—	—

The table below presents a roll forward of credit losses on securities for which the Company also recorded non-credit other-than-temporary impairments in other comprehensive loss.

	Three Months Ended March 31, 2018	Year Ended December 31, 2017
	(In thousands)

Beginning balance, cumulative credit losses related to other-than-temporary impairments	$627	1,440
Reductions for securities sold during current period	—	(813)
Additions for credit losses not previously recognized in other-than-temporary impairments	—	—

Ending balance, cumulative credit losses related to other-than-temporary impairments	$627	627

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(B)	Debt Securities

The table below presents amortized costs and fair values of debt securities held to maturity at March 31, 2018.

	Debt Securities Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
U.S. Treasury	$1,338	150	—	1,488
States and political subdivisions	462,708	14,097	(1,580)	475,225
Public utilities	1,038,226	14,664	(8,408)	1,044,482
Corporate	4,521,036	52,589	(49,835)	4,523,790
Residential mortgage-backed	1,251,971	15,936	(15,895)	1,252,012
Home equity	3,994	56	(8)	4,042
Manufactured housing	927	68	—	995

Totals	$7,280,200	97,560	(75,726)	7,302,034

The table below presents amortized costs and fair values of debt securities available for sale at March 31, 2018. As indicated in Note (2) New Accounting Pronouncements, effective January 1, 2018, equity securities are no longer included in the Securities Available for Sale category.

	Debt Securities Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
States and political subdivisions	$574	—	(25)	549
Foreign governments	9,967	88	—	10,055
Public utilities	83,461	2,342	(128)	85,675
Corporate	2,967,125	36,520	(43,336)	2,960,309
Residential mortgage-backed	19,248	1,191	(36)	20,403
Home equity	7,452	346	—	7,798

Totals	$3,087,827	40,487	(43,525)	3,084,789

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

The Company does not consider securities to be other-than-temporarily impaired when the market decline is attributable to factors such as market volatility, liquidity, spread widening and credit quality where it is anticipated that a recovery of all amounts due under the contractual terms of the security will occur and the Company has the intent and ability to hold until recovery or maturity. Based on its review, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2018. The Company will monitor the investment portfolio for future changes in issuer facts and circumstances that could result in future impairments beyond those currently identified.

During the three months ended March 31, 2018, the Company recorded no other-than-temporary impairment on debt securities.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Unrealized losses for debt securities held to maturity and debt securities available for sale increased during the first three months of 2018 primarily due to the upward movement in market interest rates during this period (which decreases the market price of debt securities).

The following table shows the gross unrealized losses and fair values of the Company's held to maturity debt securities by investment category and length of time the individual securities have been in a continuous unrealized loss position at March 31, 2018.

	Debt Securities Held to Maturity
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
States and political subdivisions	$64,701	(1,393)	4,768	(187)	69,469	(1,580)
Public utilities	408,005	(7,032)	33,205	(1,376)	441,210	(8,408)
Corporate	1,833,024	(32,380)	420,683	(17,455)	2,253,707	(49,835)
Residential mortgage-backed	389,982	(5,863)	187,700	(10,032)	577,682	(15,895)
Home equity	2,609	(8)	—	—	2,609	(8)

Total temporarily impaired securities	$2,698,321	(46,676)	646,356	(29,050)	3,344,677	(75,726)

The following table shows the gross unrealized losses and fair values of the Company's available for sale debt securities by investment category and length of time the individual securities have been in a continuous unrealized loss position at March 31, 2018.

	Debt Securities Available for Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
States and political subdivisions	$549	(25)	—	—	549	(25)
Public utilities	17,841	(128)	—	—	17,841	(128)
Corporate	1,133,923	(24,410)	290,548	(18,926)	1,424,471	(43,336)
Residential mortgage-backed	—	—	1,067	(36)	1,067	(36)
Home equity	1,482	—	—	—	1,482	—

Total temporarily impaired securities	$1,153,795	(24,563)	291,615	(18,962)	1,445,410	(43,525)

The following table shows the gross unrealized losses and fair values of the Company's held to maturity investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2017.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Securities Held to Maturity
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
States and political subdivisions	$6,308	(14)	4,869	(86)	11,177	(100)
Public utilities	68,368	(407)	34,091	(487)	102,459	(894)
Corporate	248,844	(1,296)	431,591	(6,580)	680,435	(7,876)
Residential mortgage-backed	130,015	(738)	192,399	(5,478)	322,414	(6,216)
Home equity	2,830	(4)	—	—	2,830	(4)

Total temporarily impaired securities	$456,365	(2,459)	662,950	(12,631)	1,119,315	(15,090)

The following table shows the gross unrealized losses and fair values of the Company's available for sale investments by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2017.

	Securities Available for Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
States and political subdivisions	$546	(29)	—	—	546	(29)
Corporate	201,575	(1,134)	296,845	(9,610)	498,420	(10,744)
Residential mortgage-backed	1,325	(14)	1,085	(38)	2,410	(52)
Home equity	1,653	—	—	—	1,653	—
	205,099	(1,177)	297,930	(9,648)	503,029	(10,825)

Equity securities	1,246	(77)	289	(43)	1,535	(120)

Total temporarily impaired securities	$206,345	(1,254)	298,219	(9,691)	504,564	(10,945)

Debt securities. The gross unrealized losses for debt securities are made up of 531 individual issues, or 40.1% of the total debt securities held by the Company at March 31, 2018. The market value of these bonds as a percent of amortized cost approximates 97.6%. Of the 531 securities, 120, or 22.6%, fall in the 12 months or greater aging category; and 521 were rated investment grade at March 31, 2018.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The amortized cost and fair value of investments in debt securities at March 31, 2018, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Debt Securities Available for Sale		Debt Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Due in 1 year or less	$106,417	108,474	292,516	297,632
Due after 1 year through 5 years	1,263,298	1,283,396	2,610,334	2,642,441
Due after 5 years through 10 years	1,633,364	1,607,304	2,738,879	2,713,736
Due after 10 years	58,048	57,414	381,579	391,176
	3,061,127	3,056,588	6,023,308	6,044,985

Mortgage and asset-backed securities	26,700	28,201	1,256,892	1,257,049

Total	$3,087,827	3,084,789	7,280,200	7,302,034

(C)	Transfer of Securities

During the three months ended March 31, 2018 the Company made no transfers from the held to maturity category to securities available for sale.

(D) Mortgage Loans and Real Estate

A financing receivable is a contractual right to receive money on demand or on fixed or determinable dates that is recognized as an asset in a company's statement of financial position. The Company's mortgage, participation and mezzanine loans on real estate are the only financing receivables included in the Consolidated Balance Sheets.

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

Loans in foreclosure, loans considered impaired or loans past due 90 days or more are placed on a non-accrual status. If a mortgage loan is determined to be on non-accrual status, the mortgage loan does not accrue any revenue into the Condensed Consolidated Statements of Earnings. The loan is independently monitored and evaluated as to potential impairment or foreclosure. If delinquent payments are made and the loan is brought current, then the Company returns the loan to active status and accrues income accordingly. The Company had no mortgage loans past due 90 days or more at March 31, 2018 or 2017 and as a result all interest income was recognized at March 31, 2018 and 2017.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table represents the mortgage loan portfolio by loan-to-value ratio.

	March 31, 2018		December 31, 2017
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Loan-to-Value Ratio (1):
Less than 50%	$90,863	44.2	$82,224	39.4
50% to 60%	16,176	7.9	27,395	13.1
60% to 70%	86,232	41.9	86,849	41.6
70% to 80%	—	—	—	—
80% to 90%	12,327	6.0	6,929	3.3
Greater than 90%	—	—	5,502	2.6
Gross balance	205,598	100.0	208,899	100.0

Allowance for possible losses	(650)	(0.3)	(650)	(0.3)

Totals	$204,948	99.7	$208,249	99.7

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

The following table represents the mortgage loan allowance for the periods shown.

	March 31, 2018	December 31, 2017
	(In thousands)

Balance, beginning of period	$650	650
Provision	—	—
Releases	—	—

Balance, end of period	$650	650

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company's direct investments in real estate are not a significant portion of its total investment portfolio and totaled approximately $37.2 million and $37.4 million at March 31, 2018 and December 31, 2017, respectively. The Company recognized operating income on real estate properties of approximately $0.5 million and $0.7 million for the first three months of 2018 and 2017, respectively.

(10)	FAIR VALUES OF FINANCIAL INSTRUMENTS

For financial instruments, the FASB provides guidance which defines fair value, establishes a framework for measuring fair value under GAAP, and requires additional disclosures about fair value measurements. In compliance with this GAAP guidance, the Company has categorized its financial instruments, based on the priority of the inputs to the valuation technique, into a three level hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities ("Level 1") and the lowest priority to unobservable inputs ("Level 3"). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables set forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of the date indicated:

	March 31, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale	$3,084,789	—	3,084,789	—
Equity securities	18,173	18,173	—	—
Derivatives, index options	116,356	—	—	116,356

Total assets	$3,219,318	18,173	3,084,789	116,356

Policyholder account balances (a)	$134,293	—	—	134,293
Other liabilities (b)	13,209	—	—	13,209

Total liabilities	$147,502	—	—	147,502

During the three months ended March 31, 2018, the Company had no transfers into or out of Levels 1, 2 or 3.

	December 31, 2017
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale	$3,041,131	—	3,041,131	—
Equity securities, available for sale	18,478	18,478	—	—
Derivatives, index options	194,731	—	—	194,731

Total assets	$3,254,340	18,478	3,041,131	194,731

Policyholder account balances (a)	$211,159	—	—	211,159
Other liabilities (b)	15,242	—	—	15,242

Total liabilities	$226,401	—	—	226,401

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present, by pricing source and fair value hierarchy level, the Company’s assets that are measured at fair value on a recurring basis:

	March 31, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale:
Priced by third-party vendors	$3,084,789	—	3,084,789	—
Priced internally	—	—	—	—
Subtotal	3,084,789	—	3,084,789	—

Equity securities:
Priced by third-party vendors	18,173	18,173	—	—
Priced internally	—	—	—	—
Subtotal	18,173	18,173	—	—

Derivatives, index options:
Priced by third-party vendors	116,356	—	—	116,356
Priced internally	—	—	—	—
Subtotal	116,356	—	—	116,356

Total	$3,219,318	18,173	3,084,789	116,356

Percent of total	100.0%	0.6%	95.8%	3.6%

	December 31, 2017
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale:
Priced by third-party vendors	$3,041,131	—	3,041,131	—
Priced internally	—	—	—	—
Subtotal	3,041,131	—	3,041,131	—

Equity securities, available for sale:
Priced by third-party vendors	18,478	18,478	—	—
Priced internally	—	—	—	—
Subtotal	18,478	18,478	—	—

Derivatives, index options:
Priced by third-party vendors	194,731	—	—	194,731
Priced internally	—	—	—	—
Subtotal	194,731	—	—	194,731

Total	$3,254,340	18,478	3,041,131	194,731

Percent of total	100.0%	0.6%	93.4%	6.0%

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide additional information about fair value measurements for which significant unobservable (Level 3) inputs were utilized to determine fair value.

	For the Three Months Ended March 31, 2018
	Debt Securities, Available for Sale	Equity Securities	Derivatives, Index Options	Total Assets	Other Liabilities
	(In thousands)

Balance at January 1, 2018	$—	—	194,731	194,731	226,401
Total realized and unrealized gains (losses):
Included in net income	—	—	(44,394)	(44,394)	(43,428)
Purchases, sales, issuances and settlements, net:
Purchases	—	—	22,376	22,376	22,376
Sales	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	—	—	(56,357)	(56,357)	(57,847)
Transfers into (out of) Level 3	—	—	—	—	—

Balance at end of period	$—	—	116,356	116,356	147,502

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period:
Net investment income	$—	—	(44,337)	(44,337)	—
Benefits and expenses	—	—	—	—	(44,880)

Total	$—	—	(44,337)	(44,337)	(44,880)

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the valuation method for financial assets and liabilities categorized as level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

	March 31, 2018
	Fair Value	Valuation Technique	Unobservable Input
	(In thousands)

Derivatives, index options	$116,356	Broker prices	Implied volatility
			Inputs from broker proprietary models

Total assets	$116,356

Policyholder account balances	$134,293	Deterministic cash flow model	Projected option cost
Other liabilities	13,209	Black-Scholes model	Expected term
			Forfeiture assumptions

Total liabilities	$147,502

	December 31, 2017
	Fair Value	Valuation Technique	Unobservable Input
	(In thousands)

Derivatives, index options	$194,731	Broker prices	Implied volatility
			Inputs from broker proprietary models

Total assets	$194,731

Policyholder account balances	$211,159	Deterministic cash flow model	Projected option cost
Other liabilities	15,242	Black-Scholes model	Expected term
			Forfeiture assumptions

Total liabilities	$226,401

Realized gains (losses) on debt securities are reported in the Condensed Consolidated Statements of Earnings as net investment gains (losses) with liabilities reported as expenses. Unrealized gains (losses) on available for sale debt securities are reported as other comprehensive income (loss) within the stockholders' equity section of the Condensed Consolidated Balance Sheet.

Effective January 1, 2018, the change in fair value of equity securities is reported in the Condensed Consolidated Statement of Earnings as net investment income.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The carrying amounts and fair values of the Company's financial instruments are as follows:

	March 31, 2018
			Fair Value Hierarchy Level
	Carrying Values	Fair Values	Level 1	Level 2	Level 3
	(In thousands)
ASSETS
Debt securities held to maturity	$7,280,200	7,302,034	—	7,299,770	2,264
Debt securities available for sale	3,084,789	3,084,789	—	3,084,789	—

Cash and cash equivalents	82,924	82,924	82,924	—	—
Mortgage loans	204,948	205,533	—	—	205,533
Policy loans	55,515	94,128	—	—	94,128
Other loans	5,533	5,688	—	—	5,688
Derivatives, index options	116,356	116,356	—	—	116,356
Equity securities	18,173	18,173	18,173	—	—
Short-term investments	—	—	—	—	—
Life interest in Trust	8,676	12,775	—	—	12,775

LIABILITIES
Deferred annuity contracts	$7,758,838	7,252,309	—	—	7,252,309
Immediate annuity and supplemental contracts	423,056	430,398	—	—	430,398

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	December 31, 2017
			Fair Value Hierarchy Level
	Carrying Values	Fair Values	Level 1	Level 2	Level 3
	(In thousands)
ASSETS
Investments in debt and equity securities:
Securities held to maturity	$7,247,024	7,434,104	—	7,431,810	2,294
Securities available for sale	3,059,609	3,059,609	18,478	3,041,131	—

Cash and cash equivalents	217,624	217,624	217,624	—	—
Mortgage loans	208,249	208,815	—	—	208,815
Policy loans	56,405	100,230	—	—	100,230
Other loans	5,431	5,603	—	—	5,603
Derivatives, index options	194,731	194,731	—	—	194,731
Life interest in Trust	8,676	12,775	—	—	12,775

LIABILITIES
Deferred annuity contracts	$7,865,786	7,338,637	—	—	7,338,637
Immediate annuity and supplemental contracts	430,494	443,437	—	—	443,437

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

The tables below present the fair value of derivative instruments as of March 31, 2018 and December 31, 2017, respectively.

	March 31, 2018
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments

Equity index options	Derivatives, Index Options	$116,356

Fixed-index products			Universal Life and Annuity Contracts	$134,293

Total		$116,356		$134,293

	December 31, 2017
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments

Equity index options	Derivatives, Index Options	$194,731

Fixed-index products			Universal Life and Annuity Contracts	$211,159

Total		$194,731		$211,159

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents the effect of derivative instruments in the Condensed Consolidated Statements of Earnings for the three months ended March 31, 2018 and 2017.

		March 31, 2018	March 31, 2017
Derivatives Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized In Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		(In thousands)

Equity index options	Net investment income	$(44,394)	61,206

Fixed-index products	Universal life and annuity contract interest	42,885	(63,624)

		$(1,509)	(2,418)

(12) SUBSEQUENT EVENTS

Based on the trend in declining international premiums, the lack of projected growth, and the recommendation of management, the company will cease accepting applications for the company's international products from foreign residents effective May 11, 2018. Subsequent events have been evaluated through the date of filing and no other reportable items were identified.

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

Management's discussion and analysis of the financial condition and results of operations (“MD&A”) of National Western Life Group, Inc. for the three months ended March 31, 2018 follows. Where appropriate, discussion specific to the insurance operations of National Western Life Insurance Company is denoted by "National Western" or "company". This discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related notes beginning on page 3 of this report and with the 2017 Annual Report filed on Form 10-K with the SEC.

Overview

National Western provides life insurance products on a global basis for the savings and protection needs of policyholders and annuity contracts for the asset accumulation and retirement needs of contract holders. The company accepts funds from policyholders or contract-holders and establishes a liability representing future obligations to pay the policy or contract-holders and their beneficiaries. To ensure the company will be able to pay these future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed income securities.

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

The Company monitors these factors continually as key business indicators. The discussion that follows in this Item 2 includes these indicators and presents information useful to an overall understanding of the Company's business performance for the three months ended March 31, 2018, incorporating required disclosures in accordance with the rules and regulations of the Securities and Exchange Commission.

Insurance Operations - Domestic

National Western is currently licensed to do business in all states and the District of Columbia except for New York. Products marketed are annuities, universal life insurance, fixed-index universal life, and traditional life insurance, which include both term and whole life products. The company's domestic sales have historically been more heavily weighted toward annuity products, which include single and flexible premium deferred annuities, single premium immediate annuities, and fixed-index annuities. Most of these annuities can be sold either as tax qualified or non-qualified products. Presently, 99% of National Western's life premium sales come from single premium life products. At March 31, 2018, the company maintained approximately 131,500 annuity contracts in force and 49,800 domestic life insurance policies in force representing $3.1 billion in face amount of coverage.

National Western markets and distributes its domestic products primarily through independent national marketing organizations ("NMOs"). These NMOs assist the company in recruiting, contracting, and managing independent agents. The company's agents are independent contractors who are compensated on a commission basis. The company currently has approximately 26,900 domestic independent agents contracted.

During the third quarter of 2017, the company hired a new chief marketing officer over domestic marketing who has initiated new marketing and distribution strategies to include general agents, banks, broker/dealers, and wirehouses. This effort includes the subsequent addition of officers at the vice president level possessing industry experience and expertise in these new areas. The expansion of resources reflects the strategic opportunities identified by the company in the domestic market segment and aims to increase and balance sales between single and recurring premium life products. As discussed in the Sales section which follows, these efforts have resulted in a very strong start to the company's life sales in the first quarter of 2018 with domestic life insurance sales increasing 38% over the comparable prior year quarter.

Insurance Operations - International

The company does not conduct business or maintain offices or employees in any other country, but historically has accepted applications at its home office in Austin, Texas, and issued policies from there to non-U.S. residents. The company's international clientèle consists mainly of foreign nationals in upper socioeconomic classes. Insurance products issued during the current period are primarily to residents of countries in South America and the Caribbean based upon applications received in the company's home office.

Issuing policies to residents of countries in these different regions provides diversification that helps to minimize large fluctuations that could arise due to various economic, political, and competitive pressures that may occur from one country to another. Products issued to international residents are almost entirely universal life and traditional life insurance products. However, certain annuity and investment contracts are also available. At March 31, 2018, the company had approximately 60,000 international life insurance policies in force representing approximately $16.4 billion in face amount of coverage.

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

The company ceased accepting applications from several markets during the first half of 2017 and from residents of Venezuela during the first quarter of 2018 due to the unsettled political, economic, civil, and social climate existing in that country. As noted in Note (12) Subsequent Events in the Notes to Condensed Consolidated Financial Statements, the company will cease accepting applications for the company's international products from foreign residents effective May 11, 2018.

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

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)

International:
Universal life	$290	327
Traditional life	404	438
Equity-index life	2,222	1,581

	2,916	2,346
Domestic:
Universal life	8	2
Traditional life	27	38
Equity-index life	5,771	4,179

	5,806	4,219

Totals	$8,722	6,565

Life insurance sales, as measured by annualized first year premiums, increased 33% in the first quarter of 2018 as compared to the first quarter of 2017. By market segment, the domestic life insurance line of business increased 38% while the international life insurance line of business posted a 24% increase from the comparable results of the first quarter of 2017. Increasing domestic life insurance business has been a particular point of emphasis by company management.

The company's domestic operations life insurance product portfolio includes single premium universal life ("SPUL") and equity-index universal life ("EIUL") products as well as hybrids of the EIUL and SPUL products, combining features of these core products. Equity-index universal life products continue to be the predominant product sold in the domestic life market. Most of these sales are single premium mode products (one year, five year, or ten year) designed for transferring accumulated wealth tax efficiently into life insurance policies with limited underwriting due to lesser net insurance amounts at risk (face amount of the insurance policy less cash premium contributed). These products were designed and implemented several years ago targeting the accumulated savings of the Baby Boomer segment of the population entering their retirement years. The wealth transfer life products have been valuable offerings for the company's distributors as evidenced by comprising 99% of total domestic life sales in the first three months of 2018.

The company's international life business consists of applications accepted from residents of various regions outside of the United States, the volume of which typically varies based upon changes in the socioeconomic climates of these regions. Historically, the company experienced a simultaneous combination of rising and declining sales in various countries; however, the appeal of the company's dollar-denominated life insurance products served to overcome many of the local and national difficulties.

Applications submitted by independent contractors of Latin America comprised the majority of the company's international life insurance sales. The company's mix of international life sales by geographic region is as follows for the periods shown:

	Three Months Ended March 31,
	2018	2017

Percentage of International Life Sales:
Ecuador	21.5%	13.0%
Colombia	18.1	7.8
Peru	16.1	20.8
Venezuela	15.9	26.6
Chile	13.2	8.5
Other	15.2	23.3

Totals	100.0%	100.0%

Year-to-date, the company has accepted new business from residents outside of the United States with Ecuador, Colombia, Peru, Venezuela and Chile comprising the regions with contributions of 10% or more of total international sales.

The average new policy face amounts since 2012 are as shown in the following table.

	Average New Policy Face Amount
	Domestic	International

Year ended December 31, 2012	254,900	380,200
Year ended December 31, 2013	286,000	384,000
Year ended December 31, 2014	286,600	382,600
Year ended December 31, 2015	274,500	342,500
Year ended December 31, 2016	308,700	336,500
Year ended December 31, 2017	317,200	306,300
Three months ended March 31, 2018	341,200	286,700

The company's efforts have been directed toward maintaining its competitive advantages in accepting applications from upper socio-economic residents of international countries and to its wealth transfer strategies for domestic life sales. In both of these strategies the company's portfolio of fixed-index (equity indexed) life insurance products plays an important role. Fixed-index life products accounted for 92% of total life sales in the first three months of 2018, as compared to 88% for the same period in 2017.

The table below sets forth information regarding National Western's life insurance in force for each date presented.

	Insurance In Force as of
	March 31,
	2018	2017
	($ in thousands)

Universal life:
Number of policies	39,480	42,960
Face amounts	$3,892,540	4,679,630

Traditional life:
Number of policies	31,730	33,380
Face amounts	$3,430,210	3,478,190

Fixed-index life:
Number of policies	38,680	38,550
Face amounts	$9,090,480	9,299,690

Rider face amounts	$3,119,610	3,017,790

Total life insurance:
Number of policies	109,890	114,890
Face amounts	$19,532,840	20,475,300

At March 31, 2018, the company’s face amount of life insurance in force was comprised of $16.4 billion from the international line of business and $3.1 billion from the domestic line of business. At March 31, 2017, these amounts were $17.5 billion and $3.0 billion for the international and domestic lines of business, respectively.

Annuities

The following table sets forth information regarding the company's annuity sales activity as measured by single and annualized first year premiums. Similar to life insurance sales, these figures are considered a non-GAAP financial measure but are shown in accordance with industry practice and depict National Western's sales productivity.

	Three Months Ended March 31,
	2018	2017
	(In thousands)

Fixed-index annuities	$103,199	136,722
Other deferred annuities	4,050	7,427
Immediate annuities	410	687

Totals	$107,659	144,836

The company's mix of annuity sales has historically shifted with interest rate levels and the relative performance of the equity market. With the decline in interest rates subsequent to the subprime crisis, sales of fixed-index products have become proportionately greater generally accounting for 90% or more of all annuity sales the past several years. During the first three months of 2018, this percentage approached 96% reflecting the ongoing bull market run in equities since bottoming out in 2009. For all fixed-index products, the company purchases over the counter call options to hedge the equity return feature. The options are purchased relative to the issuance of the annuity contracts in such a manner to minimize timing risk. Generally, the index return during the indexing period (if the underlying index increases) becomes a component in a formula (set forth in the annuity), the result of which is credited as interest to contract holders electing the index formula crediting method at the beginning of the indexing period. The formula result can never be less than zero with these products. The company does not deliberately mismatch or under hedge for the equity feature of the products. Fixed-index products also provide the contract holder the alternative to elect a fixed interest rate crediting option.

With the advent of a low interest rate policy engineered by the Federal Reserve in response to the subprime financial crisis, company management evaluated the potential ramifications of continuing a high level of annuity sales in a depressed interest rate environment. Under the auspices of the company's enterprise risk management ("ERM") processes, taking into consideration the Federal Reserve's announced intention to maintain interest rates at historically reduced levels over a prolonged period of time, the decision was made beginning in 2012 to curtail new sales to desired levels in order to minimize the level of assets added at low yield rates. While National Western does not subsidize its interest crediting rates on new policies in order to obtain market share, the Company's ERM considerations determined that managing to a lower level of annuity sales was prudent given the environment.

Annuity sales beginning in 2017 declined further relative to prior year levels reflecting the impact of two regulatory changes. The first was the Department of Labor's "fiduciary rule" on standards for retirement investment advice. The uncertainty associated with the timing and ultimate requirements of the rule served to decrease activity for annuity sales involving qualified funds as insurance carriers, marketing organizations and independent distributors sought to develop strategies for operating under the fiduciary rule guidelines. The second change impacting the level of annuity sales occurred late in 2016 when the state of California mandated more restrictive annuity product features for policies sold in the state. This required the company to refile products complying with the new standards for state approval. California regulators were slow to process and approve product filings received from insurance carriers in the aftermath of imposing these restrictive product features.

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

The following table sets forth information regarding annuities in force for each date presented.

	Annuities In Force as of
	March 31,
	2018	2017
	($ in thousands)

Fixed-index annuities
Number of policies	75,110	74,730
GAAP annuity reserves	$5,936,435	5,812,950

Other deferred annuities
Number of policies	42,920	46,200
GAAP annuity reserves	$1,723,462	1,878,563

Immediate annuities
Number of policies	13,500	14,170
GAAP annuity reserves	$359,615	369,502

Total annuities
Number of policies	131,530	135,100
GAAP annuity reserves	$8,019,512	8,061,015

Impact of Recent Business Environment

The Company's business is generally aided by an economic environment experiencing growth, whether moderate or vibrant, characterized by metrics which indicate improving employment data and increases in personal income. Recently, the final measure of U.S. Gross Domestic Product (GDP) fourth quarter growth was revised upward to 2.9% and preliminary first quarter growth was reported at 2.3%. The April unemployment rate was reported to be under 4% for the first time in eighteen years. The general expectation moving forward is that economic growth should increase throughout 2018 as real business investment spending continues to accelerate, helping productivity and working to keep inflation from approaching worrisome levels for the Federal Reserve. With this backdrop, consumer spending is expected to remain healthy.

As noted previously, the Department of Labor's (DOL) fiduciary rule served as a sales impediment for life insurers who offer equity-indexed annuity products. On March 15, 2018, the Fifth Circuit Court of Appeals vacated the DOL's fiduciary rule. The appellate judges ruled that the DOL exceeded its statutory authority under the Employee Retirement Income Security Act ("ERISA") when they promulgated the rule. In particular, the judges criticized a key provision of the fiduciary rule, the best-interest-contract exemption ("BICE") which required sellers of equity-indexed annuities to sign a legally binding agreement to act in a client's best interests. The majority opinion stated that the BICE replaced former exemptions with "a web of duties and legal vulnerabilities" that went outside the DOL's authority under ERISA. Subsequently, AARP (and the States of California, New York, and Oregon) filed a motion to intervene as a defendant in order to defend the fiduciary rule measure in court. This motion to intervene was denied by the Fifth Circuit Court of Appeals on May 2, 2018. It is uncertain what effect, if any, the appellate court's ruling and challenges to this ruling will have upon future sales of equity-indexed annuities and the Company's business.

With regard to the credit market, industry analysts and observers generally agree that a sudden jump in interest rate levels, while presently a highly unlikely scenario, would be harmful to life insurers with interest-sensitive products as it could provide an impetus for abnormal levels of product surrenders and withdrawals at the same time fixed debt securities held by insurers declined in market value. Currently, the consensus view of the Federal Reserve's course of action is predicated on the thesis that the U.S. economy is in a position to absorb a series of interest rate hikes without impeding ongoing economic growth. A progression of carefully measured increases in interest rates would be beneficial to financial service institutions, including life insurance companies. After the rate increase in December 2017, the current interest rate path is for another three interest rate hikes in 2018. The capital markets appear to remain healthy with credits spreads between high yield and treasuries tight by historical measures. It is uncertain what direction and at what pace interest rate movements may occur in the future and what impact, if any, such movements would have on the Company's business, results of operations, cash flows or financial condition.

The U.S life insurance sector today is faced with an interest rate, economic and regulatory environment making strategic long-term planning decisions more challenging and vulnerable to inaccurate assessments. In an environment such as this, the need for a strong capital position that can cushion against unexpected bumps is critical for stability and ongoing business activity. The Company's operating strategy continues to be focused on maintaining capital levels substantially above regulatory and rating agency requirements. Our business model is predicated upon steady growth in invested assets while managing the block of business within profitability objectives. A key premise of our financial management is maintaining a high quality investment portfolio, well matched in terms of duration with policyholder obligations, that continues to outperform the industry with respect to adverse impairment experience. This discipline enables the Company to sustain resources more than adequate to fund future growth and absorb abnormal periods of cash outflows.

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

Consolidated Operations

Revenues.  The following details Company revenues.

	Three Months Ended March 31,
	2018	2017
	(In thousands)

Universal life and annuity contract charges	$38,520	41,364
Traditional life premiums	4,145	4,221
Net investment income (excluding derivatives)	105,139	110,536
Other revenues	4,997	4,505

Operating revenues	152,801	160,626
Derivative gain (loss)	(44,394)	61,206
Net realized investment gains (losses)	611	2,585

Total revenues	$109,018	224,417

Universal life and annuity contract charges - Revenues for universal life and annuity contracts were lower for the first three months in 2018 compared to 2017. Revenues for universal life and annuity products consist of policy charges for the cost of insurance, administration charges, surrender charges assessed against policyholder account balances, and amortization of deferred premium loads less reinsurance premiums, as shown in the following table.

	Three Months Ended March 31,
	2018	2017
	(In thousands)

Contract Revenues:
Cost of insurance and administrative charges	$32,313	33,508
Surrender charges	8,988	12,268
Other charges	1,279	(165)
Gross contract revenues	42,580	45,611

Reinsurance premiums	(4,060)	(4,247)

Net contract revenues	$38,520	41,364

Cost of insurance charges typically trend with the size of the universal life insurance block in force and the amount of new business issued during the period. Universal life insurance in force during the three months ended March 31, 2018 averaged approximately $18.5 billion while for the same period of 2017 it averaged $19.4 billion. Accordingly, for the three months ended March 31, 2018, cost of insurance charges decreased to $26.8 million from $26.9 million at March 31, 2017. Administrative charges pertaining to new business issued declined to $5.5 million for the three months ended March 31, 2018 versus $6.6 million for the three months ended March 31, 2017 due to a lower number of international life insurance policies issued.

Surrender charges assessed against policyholder account balances upon withdrawal decreased in the first three months of 2018 versus the comparable prior year period. While the company earns surrender charge income that is assessed upon policy terminations, the company's overall profitability is enhanced when policies remain in force and additional contract revenues are realized and the company continues to make an interest rate spread equivalent to the difference it earns on its investment and the amount that it credits to policyholders. In the first three months of 2018, lapse rates on international life insurance policies were better than the prior year while lapse rates for domestic insurance and annuity policies increased somewhat. The international life insurance lapse rate increased noticeably in the countries from which National Western ceased accepting applications from residents in the fourth quarter of 2015. While peaking in 2017, the international lapse rate decreased substantially. Surrender charge income recognized is also dependent upon the duration of policies at the time of surrender (i.e. later duration policy surrenders having a lower surrender charge assessed and earlier duration surrenders having a higher surrender charge).

Other charges include the amortization into income of the premium load on single premium life insurance products which is deferred at the inception of the policy. As these products have become a substantial portion of domestic life insurance sales over the past several years, the amortization of accumulated deferrals has eclipsed current period premium loads deferred.

Traditional life premiums - Traditional life premiums were slightly lower in the three months ended March 31, 2018 compared to the same periods in 2017 reflecting a slight decrease in sales and the lapsation of life insurance policies noted above. Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period. The company's life insurance sales focus has historically been primarily centered around universal life products, although additional term products have been added to the company's portfolio recently. Universal life products, especially the company's equity indexed universal life products which offer the opportunity for consumers to acquire life insurance protection and receive credited interest linked in part to an outside market index, have been more popular product offerings in the company's markets representing 92% of new life insurance sales for 2018 thus far.

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

	Three Months Ended March 31,
	2018	2017
	(In thousands)

Gross investment income:
Debt and equities	$100,055	103,441
Mortgage loans	3,086	3,289
Policy loans	819	883
Short-term investments	521	65
Other invested assets	1,059	3,149

Total investment income	105,540	110,827
Less: investment expenses	401	291

Net investment income (excluding derivatives)	105,139	110,536
Derivative gain (loss)	(44,394)	61,206

Net investment income	$60,745	171,742

For the three months ended March 31, 2018, debt and equity securities generated approximately 95% of total net investment income, excluding derivative gain (loss). The Company's strategy is to invest substantially all of its cash flows in fixed debt securities consistent with its guidelines for credit quality, duration, and diversification. The lower level of investment income from debt and equity securities through the first quarter of 2018 versus 2017, reflects higher yielding debt securities maturing or being called by borrowers and being replaced with lower yielding securities in the current interest rate environment. In addition, investment yields on new bond purchases during the first three months of 2018 approximated 3.83% remaining slightly below the portfolio's weighted average yield of 3.93% at March 31, 2018.

Effective January 1, 2018, new accounting guidance requires that changes in fair values of equity securities be included in the Consolidated Statements of Earnings. For the quarter ended March 31, 2018 an unrealized loss of $(0.5) million is included in net investment income (in the Debt and equities line item in the above table) reflecting the change in fair value during the period.

Mortgage loan investment income for the three months ended March 31, 2018 decreased versus the comparable period in 2017 reflecting higher yielding loans maturing or paying off and prepayment fees received in 2017. The portfolio balance increased from $174.5 million at December 31, 2016 to $208.2 million at December 31, 2017 as the Company identified this as an area of investment focus. The mortgage loan portfolio balance decreased slightly to $204.9 million at March 31, 2018 reflecting seasonal competition in loan origination efforts (competing mortgage lenders are typically more active during the first calendar quarter of the year). During the three months ended March 31, 2018 the Company originated new mortgage loans in the amount of $0.0 million compared to $8.3 million in the comparable period of 2017.

Other invested asset investment income during the first three months of 2017 reflects additional proceeds as various profit participation loans paid out during the period. These loans, generally underwritten in conjunction with an underlying mortgage loan, enhance the Company's returns on its lending due the opportunity to participate in profit generation from the supporting venture.

In order to evaluate underlying profitability and results from ongoing operations, net investment income performance is analyzed excluding derivative gain (loss), which is a common practice in the insurance industry.  Net investment income and average invested assets shown below includes cash and cash equivalents. Net investment income performance is summarized as follows:

	Three Months Ended March 31,
	2018	2017
	(In thousands)

Excluding derivatives:
Net investment income	$105,139	110,536
Average invested assets, at amortized cost	$10,730,096	10,598,469
Annual yield on average invested assets	3.92%	4.19%

Including derivatives:
Net investment income	$60,745	171,742
Average invested assets, at amortized cost	$10,885,639	10,678,848
Annual yield on average invested assets	2.23%	6.43%

The yield on average invested assets during the first quarter, excluding derivatives, declined from 2017 as yields obtained on new fixed maturity debt securities investments during the first three months of 2018 and the remainder of 2017 were below the total weighted average yield of the portfolio. During 2017, the average yield on bond purchases to fund insurance operations was 3.57% representing a 1.19% spread over treasury rates. Insurance operation bond purchases through the first quarter of 2018 had a higher average yield of 3.83%; however, spreads decreased to 1.06% over treasury rates during this period. While treasury rates increased in the first quarter, the demand for fixed income securities tightened the spread margin over treasury rates.

The bond yield rates during both 2017 and the first quarter of 2018 are below the weighted average bond portfolio rate. The weighted average quality of new purchases during the first three months of the current year was "BBB+" matching the overall "BBB+" quality rating of purchases during 2017. The composite duration of purchases during the first three months of 2018 was approximately the same as that for 2017 purchases. The Company's general investment strategy is to purchase debt securities with maturity dates approximating ten years in the future. Accordingly, an appropriate measure for benchmarking the direction of interest rate levels for the Company's debt security purchases is the ten year treasury bond rate. After ending 2017 at a rate of 2.41%, the daily closing yield of the ten year treasury bond ranged from a low of approximately 2.45% to a high of roughly 2.95% during the first three months of 2018, and ended the first calendar quarter at 2.74%.

The pattern in average invested asset yield, including derivatives, incorporates increases and decreases in the fair value of index options purchased by the company to support its fixed-index products. Fair values of the purchased call options decreased during the first quarter of 2018 and increased during the comparable 2017 period, corresponding to the movement in equity market indices in these time frames. Refer to the derivatives discussion below for a more detailed explanation of these instruments.

Other revenues - Other revenues primarily pertain to the Company's two nursing home operations in Reno, Nevada and San Marcos, Texas, and the operations of Braker P III ("BP III"), a new subsidiary created at the end of 2016 to own and manage a commercial office building it acquired. Revenues associated with the nursing operations were $4.4 million and $4.4 million for the three months ended March 31, 2018 and 2017, respectively. Level nursing home revenues reflect stable census figures at the facilities thus far in 2018 and a steady mix of payor sources by patient types. Revenues associated with BP III were $0.6 million and $0.3 million in the first quarter of 2018 and 2017, respectively. The increased revenues in 2018 reflect tenant leases that have been subsequently entered into.

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

Gains and losses from index options are substantially due to changes in equity market conditions. Index options are intended to act as hedges to match the returns on the product's underlying reference index and the rise or decline in the index relative to the index level at the time of the option purchase which causes option values to likewise rise or decline. As income from index options fluctuates with the underlying index, the contract interest expense to policyholder accounts for the company's fixed-index products also fluctuates in a similar manner and direction. For the three months ended March 31, 2018, the reference indices decreased and the Company recorded an overall loss from index options as shown below.

	Three Months Ended March 31,
	2018	2017
	(In thousands)

Derivatives:
Unrealized gain (loss)	$(84,310)	31,255
Realized gain (loss)	39,916	29,951

Total gain (loss) included in net investment income	$(44,394)	61,206

Total contract interest	$(1,818)	109,893

The economic impact of option performance in the Company's financial statements is not generally determined solely by the option gain or loss included in net investment income as there is a corresponding amount recorded in the contract interest expense line. The Company's profitability with respect to these options is largely dependent upon the purchase cost of the option remaining within the financial budget for acquiring options embedded in the product pricing. Option prices vary with interest rates, volatility, and dividend yields among other things. As option prices vary, the Company manages for the variability by making offsetting adjustments to product caps, participation rates, and management fees. For the periods shown, the Company's option costs have been close to or within the product pricing budgets.

The financial statement investment spread, the difference between investment income and interest credited to contractholders, is subject to variations from option performance during any given period. For example, many of the company's equity-index annuity products provide for the collection of asset management fees. These asset management fees are assessed when returns on expiring options are positive, and they are collected prior to passing any additional returns above the assessed management fees to the policy contractholders. During periods of positive returns, the collected asset management fees serve to increase the financial statement spread by increasing option realized gains reported as investment income in an amount greater than interest credited to policy contractholders which is reported as contract interest expense. Asset management fees collected in the first three months of 2018 and 2017 were approximately $6.1 million and $6.6 million, respectively.

Net realized investment gains (losses) - Realized gains (losses) on investments include proceeds from bond calls and sales as well as impairment write-downs on investments in debt securities and real estate. The net gains reported for the three months ended March 31, 2018 consisted of gross gains of $0.6 million offset by gross losses of $0.0 million. The net gains reported for the three months ended March 31, 2017 consisted of gross gains of $2.6 million offset by gross losses of $0.0 million. No other-than-temporary credit impairment losses were recorded during the three months ended March 31, 2018 and 2017.

The Company records impairment write-downs when a decline in value is considered to be other-than-temporary and full recovery of the investment is not expected. Impairments due to credit factors are recorded in the Company's Condensed Consolidated Statements of Earnings while non-credit (liquidity) impairment losses are included in Condensed Consolidated Statements of Comprehensive Income (Loss). No impairment or valuation write-downs were recorded in the Company's Condensed Consolidated Statements of Earnings for the three months ended March 31, 2018 and 2017.

Benefits and Expenses.  The following table details benefits and expenses.

	Three Months Ended March 31,
	2018	2017
	(In thousands)

Life and other policy benefits	$21,401	19,757
Amortization of deferred policy acquisition costs	32,229	34,212
Universal life and annuity contract interest	(1,818)	109,893
Other operating expenses	23,633	25,092

Totals	$75,445	188,954

Life and other policy benefits - Death claim benefits, the largest component of policy benefits, were $10.5 million in the first three months of 2018 compared to $11.7 million for the first three months of 2017. Death claim amounts are generally subject to variation from period to period. For the first three months of 2018, the number of life insurance claims increased 7% from the comparable period in 2017 while the average dollar amount per claim was level. The death claim amount was slightly lower in 2018 due to higher cash values on universal life claims compared to the prior year quarter (cash values serve to reduce the company's out-of-pocket benefit expense). The company's overall mortality experience has generally been consistent with or better than its product pricing assumptions. Mortality exposure is managed through reinsurance treaties under which the Company's retained maximum net amount at risk on any one life is capped at $500,000.

Life and other policy benefits also includes policy liabilities held associated with the company's traditional life products, including riders such as the company's withdrawal benefit rider ("WBR"), a popular rider to its equity-indexed annuity products. The increase associated with these policy liabilities was $8.0 million and $5.5 million in the quarters ended March 31, 2018 and 2017, respectively. From time to time as part of the unlocking of deferred policy acquisition costs, the company has recorded a prospective unlocking adjustment which has affected WBR reserves held. No such unlocking adjustments were recorded in the first quarters of 2018 or 2017.

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

The following table identifies the effects of unlocking adjustments on DPAC balances recorded through amortization expense separate from recurring amortization expense components for the three months ended March 31, 2018 and 2017.

Amortization of DPAC	Three Months Ended March 31,
	2018	2017
	(In thousands)

Unlocking adjustments	$—	—
Other amortization components	32,229	34,212

Totals	$32,229	34,212

The Company is required to evaluate its emergence of profits continually and management believes that the current amortization patterns of deferred policy acquisition costs are reflective of actual experience. It is the company's intent, absent intervening events or experience, to annually perform any necessary DPAC balance unlockings in the third calendar quarter of the year.

As the DPAC balance is an asset on the Company's Condensed Consolidated Balance Sheets, GAAP provides for an earned interest return on the unamortized balance each period. The earned interest serves to increase the DPAC balance and reduce other amortization component expense. The rate at which the DPAC balance earns interest is the average credited interest rate on the company's universal life and annuity policies in force, including credited interest on equity-indexed policies. The amount of earned interest on DPAC balances was $9.6 million and $8.0 million in the quarters ended March 31, 2018 and 2017, respectively, decreasing other amortization component expense.

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

The company's approximated average credited rates through the first three months, excluding and including equity-indexed products, were as follows:

	March 31,		March 31,
	2018	2017	2018	2017
	(Excluding fixed-index products)		(Including fixed-index products)

Annuity	2.14%	2.23%	0.05%	3.79%
Interest sensitive life	3.38%	3.55%	(0.67)%	8.30%

Contract interest reported in financial statements also encompasses the performance of the index options associated with the company's fixed-index products. As previously noted, the market value changes of these derivative features resulted in net realized and unrealized gains/(losses) of $(44.4) million and $61.2 million being included in net investment income for the three months ended March 31, 2018 and 2017, respectively. These returns similarly increased/(decreased) the computed average credited rates for the periods shown above. Policyholders of equity-indexed products cannot receive an interest credit below 0% according to the policy contract terms. The negative percentage shown in the table above is the result of including unrealized option losses in the calculation of the average credited rate.

Generally, the impact of the market value change of index options on asset values aligns closely with the movement of the embedded derivative liability held for the company's fixed-index products such that the net effect upon pretax earnings is negligible (i.e. net realized and unrealized gains/(losses) included in net investment income approximate the change in contract interest associated with the corresponding embedded derivative liability change). However, other aspects of the embedded derivatives can cause deviations to occur between the change in index option asset values included in net investment income and the change in the embedded derivative liability included in contract interest. As noted in the discussion of net investment income, the collection of asset management fees in a period can cause investment income to increase marginally higher than contract interest expense since these collected fees are deducted from indexed interest credited to policyholders. During the three months ended March 31, 2018 and 2017, asset management fees collected were $6.1 million and $6.6 million, respectively.

Accounting rules require the embedded derivative liability to include a projection of asset management fees estimated to be collected in the succeeding fiscal year. The change in this projection, plus or minus, is included in contract interest for the period being reported on. In the three month periods ended March 31, 2018 and 2017, contract interest was increased $2.5 million and $0.3 million, respectively, for these projection changes.

Contract interest expense also includes reserve changes for immediate annuities, two tier annuities, excess death benefit reserves, excess annuitizations, and amortization of deferred sales inducement balances. These items are offset by policy charges assessed for policies having the withdrawal benefit rider (WBR). As changes in these items collectively impact contract interest expense, financial statement interest spread is also affected. For the three month periods ended March 31, 2018 and 2017 the changes in these items increased contract interest expense by $3.9 million and $8.3 million, respectively. The lower contract interest charge in the first quarter of 2018 reflects higher WBR charges assessed (which reduces contract interest expense) and smaller reserve increases associated with immediate and two-tier annuities due to decreases in the size of these blocks of business.

Similar to deferred policy acquisition costs, the company defers sales inducements in the form of first year credited interest bonuses on annuity products that are directly related to the production of new business. These bonus interest charges are deferred and amortized using the same methodology and assumptions used to amortize other capitalized acquisition costs and the amortization is included in contract interest. In addition, deferred sales inducement balances are also reviewed periodically to ascertain whether actual experience has deviated significantly from that assumed (unlock) and are adjusted to reflect current policy lapse or termination rates, expense levels and credited rates on policies compared to anticipated experience (true-up). These adjustments, plus or minus, are included in contract interest expense. No unlocking adjustments were recorded during the first quarter of 2018 or 2017.

Other operating expenses - Other operating expenses consist of general administrative expenses, licenses and fees, commissions not subject to deferral, nursing home expenses, real estate expenses, and compensation costs. These expenses for the three months ended March 31, 2018 and 2017 are summarized in the table that follows.

	Three Months Ended March 31,
	2018	2017
	(In thousands)

General insurance expenses	$8,355	8,755
Nursing home expenses	3,956	4,322
Compensation expenses	6,167	6,117
Commission expenses	2,322	2,565
Real estate expenses	1,214	673
Taxes, licenses and fees	1,619	2,660

Totals	$23,633	25,092

General insurance expenses include software amortization expense associated with the company's proprietary policy administration system which was phased into production over the past couple years as well as other acquired software. Expenses pertaining to these items were $2.6 million and $2.3 million in the first quarter of 2018 and 2017, respectively. This category also includes employee benefit plan expenses for the various employee health and retirement plans the company sponsors. Related expenses for the first quarter of 2018 and 2017 were $1.5 million and $2.3 million, respectively.

Compensation expenses include share-based compensation costs related to outstanding vested and nonvested stock options and stock appreciation rights ("SARs"), restricted stock units ("RSUs") and performance share units ("PSUs"). The related share-based compensation costs move in tandem not only with the number of awards outstanding but also with the movement in the market price of the Company's Class A common stock as a result of marking the stock options, SARs, and RSUs to fair value under the liability method of accounting. Consequently, the related expense amount varies positive or negative in any given period. For the three-month periods shown, share-based compensation expense was $(0.5) million in 2018 and $0.8 million in 2017. The Company's Class A common share price decreased from $331.02 at December 31, 2017 to $304.88 at March 31, 2018. No performance share awards were granted in the first quarter of 2018. During the quarter ended March 31, 2017, the Company awarded 11,512 SARs, 4,334 RSUs, and 4,425 PSUs to directors and officers.

Real estate expenses pertain to the commercial building operated by Braker P III. The building was acquired at year-end 2016 and the company relocated to this facility during the fourth quarter of 2017.

Taxes, licenses and fees include premium taxes and licensing fees paid to state insurance departments, guaranty fund assessments, the company portion of social security and Medicare taxes, real estate taxes, state income taxes, and other state and municipal taxes. Premium tax expense decreased to $0.9 million in the first quarter of 2018 from $1.4 million in the 2017 first quarter due to recoveries of overpaid taxes and the reduction of related accrual liabilities. Other state taxes decreased $0.3 million in the first quarter of 2018 from 2017 due to a favorable resolution of a contingent state tax liability.

Federal Income Taxes. Federal income taxes on earnings from operations reflect an effective tax rate of 20.0% for the three months ended March 31, 2018 compared to 33.6% for the three months ended March 31, 2017. The Federal corporate tax rate decreased to 21% effective in 2018 under the Tax Cuts and Jobs Act ("Tax Act") passed in December 2017. The Company's effective tax rate is typically lower than the Federal statutory rate due to tax-exempt investment income related to municipal securities and dividends-received deductions on income from stocks, absent other permanent tax items. While the Company's overall effective tax rate remains close to the statutory rate level, the Company's current tax expense remains elevated due to another provision of the Tax Act which capped the amount of tax reserves a life insurer is able to deduct in arriving at its taxable income. This provision requires a recalculation of the reserves at January 1, 2018, limited to the greater of net surrender value or 92.81% of the reserve method prescribed by the National Association of Insurance Commissioners which covers such contracts as of the date the reserve is determined. Accordingly, the Company reduced their reserves as of January 1, 2018 by $399 million. The effect of limiting the tax reserve deductible in the current tax computation serves to increase the Company's taxable income by approximately $50 million per year through 2025. At the Federal statutory rate of 21%, the impact upon current tax expense is approximately a $2.6 million increase per quarter.

Segment Operations

Summary of Segment Earnings

A summary of segment earnings/(losses) for the three months ended March 31, 2018 and 2017 is provided below. The segment earnings/(losses) exclude realized gains and losses on investments, net of taxes.

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
	(In thousands)

Segment earnings (losses):
Three months ended:
March 31, 2018	$396	10,072	12,445	3,479	26,392
March 31, 2017	$(156)	9,370	7,846	4,798	21,858

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below.

	Three Months Ended March 31,
	2018	2017
	(In thousands)

Premiums and contract revenues:
Premiums and contract charges	$9,601	8,849
Net investment income	663	19,590
Other revenues	—	13

Total revenues	10,264	28,452

Benefits and expenses:
Life and other policy benefits	4,809	4,919
Amortization of deferred policy acquisition costs	2,675	2,789
Universal life insurance contract interest	(2,861)	16,247
Other operating expenses	5,147	4,732

Total benefits and expenses	9,770	28,687

Segment earnings (loss) before Federal income taxes	494	(235)
Provision (benefit) for Federal income taxes	98	(79)

Segment earnings (loss)	$396	(156)

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

	Three Months Ended March 31,
	2018	2017
	(In thousands)

Universal life insurance revenues	$10,758	9,705
Traditional life insurance premiums	1,073	1,277
Reinsurance premiums	(2,230)	(2,133)

Totals	$9,601	8,849

The company's domestic life insurance in force in terms of policy count has been declining for some time. The pace of new policies issued has lagged the number of policies terminated from death or surrender by roughly a two-to-one rate over the past several years causing a declining level of insurance in force from which contract charge revenue is received. Consequently, the number of domestic life insurance policies in force has declined from 51,600 at December 31, 2016 to 50,200 at December 31, 2017, and to 49,800 at March 31, 2018. Policy lapse rates in the first quarter of 2018 approximated 6.45% compared to 6.00% and 7.45% in 2017 and 2016, respectively.

Universal life insurance revenues are also generated with the issuance of new business based upon amounts per application and percentages of the face amount (volume) of insurance issued. The number of domestic life policies issued in the first three months of 2018 was 25% higher than in the comparable period for 2017 and the volume of insurance issued was 42% more than that in 2017. Universal life insurance revenues also include surrender charge income realized on terminating policies and, in the case of domestic universal life, amortization into income of the premium load on single premium policies which the company began deferring in 2013.

Premiums collected on universal life products are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings in accordance with GAAP.  Actual domestic universal life premiums collected are detailed below.

	Three Months Ended March 31,
	2018	2017
	(In thousands)

Universal life insurance:
First year and single premiums	$40,358	29,464
Renewal premiums	4,699	5,007

Totals	$45,057	34,471

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

A detail of net investment income for domestic life insurance operations is provided below.

	Three Months Ended March 31,
	2018	2017
	(In thousands)

Net investment income (excluding derivatives)	$9,497	8,932
Derivative gain (loss)	(8,834)	10,658

Net investment income	$663	19,590

Life and policy benefits for a smaller block of business are subject to variation from quarter to quarter. Claim activity during the first three months of 2018 was in line with historical trends but was higher compared to the same period for 2017. The number of incurred claims during the first three months of 2018 increased 10% compared to the first three months of 2017 while the average net claim amount increased to $25,600 from $24,700. The low face amount per claim relative to current issued amounts of insurance per policy reflects the older block of domestic life insurance policies sold which were final expense type products (i.e. purchased to cover funeral costs). The increase in the average net claim amount reflects claims from more recent policy sales (single premium wealth transfer products) which have much higher face amounts of insurance coverage per policy. GAAP reporting requires that claims be recorded after any cash value amounts that have been accumulated in the policies. While domestic claims increased in the first quarter of 2018 compared to 2017, the accumulated cash values on the claims incurred was substantially higher in the current period. The company's overall mortality experience for this segment has been better than pricing assumptions.

As noted previously in the discussion of Results of Operations, the company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience with the adjustment reflected in current period amortization expense. To the extent required, the company may also record unlocking adjustments to DPAC balances. The following table identifies the effects of unlocking adjustments on domestic life insurance DPAC balances recorded through amortization expense separate from recurring amortization expense components for the three months ended March 31, 2018 and 2017.

Amortization of DPAC	Three Months Ended March 31,
	2018	2017
	(In thousands)

Unlocking adjustments	$—	—
Other amortization components	2,675	2,789

Totals	$2,675	2,789

As noted above,in the three months ended March 31, 2018 and 2017, the company made no unlocking adjustments to its DPAC balance for this segment.

As indicated in the discussion concerning net investment income, contract interest expense includes the fluctuations that are the result of the effect upon the embedded derivative for the performance of underlying equity indices associated with fixed-index universal life products. The amounts realized on purchase call options approximate the amounts the company credits to policyholders' policies.

International Life Insurance Operations

A comparative analysis of results of operations for the company's international life insurance segment is detailed below.

	Three Months Ended March 31,
	2018	2017
	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$27,917	31,500
Net investment income	1,971	18,619
Other revenues	30	26

Total revenues	29,918	50,145

Benefits and expenses:
Life and other policy benefits	5,728	6,285
Amortization of deferred policy acquisition costs	7,380	7,406
Universal life insurance and annuity contract interest	(1,150)	16,382
Other operating expenses	5,381	5,978

Total benefits and expenses	17,339	36,051

Segment earnings (losses) before Federal income taxes	12,579	14,094
Provision (benefit) for Federal income taxes	2,507	4,724

Segment earnings (loss)	$10,072	9,370

As with domestic life operations, revenues from the international life insurance segment include both premiums on traditional type products and contract revenues from universal life insurance. A comparative detail of premiums and contract revenues is provided below.

	Three Months Ended March 31,
	2018	2017
	(In thousands)

Universal life insurance revenues	$26,675	30,670
Traditional life insurance premiums	3,072	2,944
Reinsurance premiums	(1,830)	(2,114)

Totals	$27,917	31,500

In general, universal life revenues and operating earnings are anticipated to emerge with growth in the amount of life insurance in force. The volume of international life insurance in force, primarily universal life, contracted from $17.9 billion at December 31, 2016 to $16.6 billion at December 31, 2017 and further decreased to $16.4 billion at March 31, 2018. Universal life insurance revenues are also generated with the issuance of new business based upon amounts per application and percentages of the face amount (volume) of insurance issued. The number of international life policies issued in the first three months of 2018 was 7% higher than in the first three months of 2017 while the volume of insurance issued was 2% more than that issued in 2017 during the same period. These sales levels, however, were not of enough magnitude to overcome the declining block of insurance in force.

A third component of international universal life revenues include surrender charges assessed upon surrender of contracts by policyholders. In 2015, termination activity levels increased in conjunction with the company's decision to cease accepting application from residents in Brazil and certain other countries resulting in additional surrender charge fee revenues. This activity continued into 2016 and 2017 but has subsided thus far in 2018. The following table illustrates National Western's recent international life termination experience.

	Amount in $'s	Annualized Termination Rate
	(millions)

Volume In Force Terminations
Three months ended March 31, 2018	400.0	9.2%
Year ended December 31, 2017	2,309.7	12.2%
Year ended December 31, 2016	2,340.6	11.6%
Year ended December 31, 2015	2,659.1	12.4%
Year ended December 31, 2014	1,825.5	8.4%
Year ended December 31, 2013	1,838.5	8.6%

The higher incidence of terminations that occurred was with policies to residents of the countries from which the company discontinued accepting applications. As a result of the higher termination incidence, the company unlocked its DPAC balances for this segment of the business during 2016 to incorporate a greater lapse assumption, among other things.

As noted previously, premiums collected on universal life products are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings in accordance with GAAP. Actual international universal life premiums collected are detailed below.

	Three Months Ended March 31,
	2018	2017
	(In thousands)

Universal life insurance:
First year and single premiums	$5,338	3,888
Renewal premiums	20,547	20,513

Totals	$25,885	24,401

National Western's most popular international products have been its fixed-index universal life products in which the policyholder can elect to have the interest rate credited to their policy account values linked in part to the performance of an outside equity index. Included in the totals in the above table are collected premiums for fixed-index universal life products of approximately $17.4 million and $15.7 million for the first three months of 2018 and 2017, respectively. The stable level of renewal premiums during 2018 compared to 2017 corresponds with the decrease in termination activity as discussed above.

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

	Three Months Ended March 31,
	2018	2017
	(In thousands)

Net investment income (excluding derivatives)	$8,435	8,605
Derivative gain (loss)	(6,464)	10,014

Net investment income	$1,971	18,619

For liability purposes, the embedded option in the company's policyholder obligations for this feature is bifurcated and reserved for separately. Accordingly, the impact for the embedded derivative component in the equity-index universal life product is reflected in the contract interest expense for each respective period.

Life and policy benefits primarily consist of death claims on policies. National Western's clientèle for international products are generally wealthy individuals with access to U.S. dollars and quality medical care. Consequently, the amounts of coverage purchased have historically tended to be larger amounts. In the year ended December 31, 2017, the average face amount of insurance purchased was $306,300, and in the first three months of 2018, the average was lower at $286,700. While life and policy benefit expense for the international life segment reflects the larger policies purchased, mortality due to natural causes is comparable to that in the United States. The company's maximum risk exposure per insured life is capped at $500,000 through reinsurance. The average international life net claim amount in the first three months of 2018 increased to $183,000 from $156,000 in the first three months of 2017 while the number of claims incurred declined 16%.

The company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels, and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking adjustments on international life insurance DPAC balances recorded through amortization expense separate from recurring amortization expense components for the three months ended March 31, 2018 and 2017.

Amortization of DPAC	Three Months Ended March 31,
	2018	2017
	(In thousands)

Unlocking adjustments	$—	—
Other amortization components	7,380	7,406

Totals	$7,380	7,406

As noted in the table above, in the three months ended March 31, 2018 and 2017, the company made no unlocking adjustments to its DPAC balance for this segment.

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

	Three Months Ended March 31,
	2018	2017
	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$5,147	5,236
Net investment income	53,543	126,434
Other revenues	19	26

Total revenues	58,709	131,696

Benefits and expenses:
Life and other policy benefits	10,864	8,553
Amortization of deferred policy acquisition costs	22,174	24,017
Annuity contract interest	2,193	77,264
Other operating expenses	7,935	10,060

Total benefits and expenses	43,166	119,894

Segment earnings (loss) before Federal income taxes	15,543	11,802
Provision (benefit) for Federal income taxes	3,098	3,956

Segment earnings (loss)	$12,445	7,846

Premiums and contract charges primarily consist of surrender charge income recognized on terminated policies. The amount of the surrender charge income recognized is determined by the volume of surrendered contracts as well as the duration of each contract at the time of surrender given the pattern of declining surrender charge rates over time that is common to most annuity contracts. The company's lapse rate for annuity contracts in the first three months of 2018 was 7.9% which was higher than the 6.4% rate during the same period in 2017. Annuity lapse rates tend to increase with increases in interest rate levels and as contracts approach the end of their surrender charge period.

Deposits collected on annuity contracts are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings, in accordance with GAAP. Actual annuity deposits collected for the three months ended March 31, 2018 and 2017 are detailed below.

	Three Months Ended March 31,
	2018	2017
	(In thousands)

Fixed-index annuities	$108,860	144,960
Other deferred annuities	6,173	9,639
Immediate annuities	1,251	1,893

Totals	$116,284	156,492

Fixed-index products are more attractive for consumers when interest rate levels remain low and equity markets produce positive returns. Since National Western does not offer variable products or mutual funds, fixed-index products provide an important alternative to the company's existing fixed interest rate annuity products. Fixed-index annuity deposits as a percentage of total annuity deposits were 94% and 93% for the three months ended March 31, 2018 and 2017, respectively. The percentage of fixed-index products to total annuity sales reflects the low interest rate environment and the ongoing bull market in equities.

As a selling inducement, some of the deferred products, including fixed-index annuity products, contain a first year interest bonus ranging from 1% to 7% depending upon the product, in addition to the base first year interest rate. Other products include a premium bonus ranging from 2% to 10% which is credited to the account balance when premiums are applied. These bonus rates are deferred in conjunction with other capitalized policy acquisition costs. The amounts deferred to be amortized over future periods amounted to approximately $2.8 million and $4.8 million during the first three months of 2018 and 2017, respectively. Amortization of deferred sales inducements is included as a component of annuity contract interest as described later in this discussion of Annuity Operations.

A detail of net investment income for annuity operations is provided below.

	Three Months Ended March 31,
	2018	2017
	(In thousands)

Net investment income (excluding derivatives)	$82,639	85,900
Derivative gain (loss)	(29,096)	40,534

Net investment income	$53,543	126,434

As previously described, derivatives are call options purchased to hedge the equity return component of National Western's fixed-index annuity products with any gains or losses from the sale or expiration of the options, as well as period-to-period changes in fair values, reflected in net investment income. Since the embedded derivative option in the policies is bifurcated when determining the contract reserve liability, the impact of the market value change of index options on asset values generally aligns closely with the movement of the embedded derivative liability such that the net effect upon pretax earnings is generally small (i.e. net realized and unrealized gains/(losses) included in net investment income approximate the change in contract interest associated with the corresponding embedded derivative liability change). See further discussion below regarding contract interest activity.

Consistent with the domestic and international life segments, the company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking adjustments on annuity DPAC balances recorded through amortization expense separate from recurring amortization expense components for the three months ended March 31, 2018 and 2017.

Amortization of DPAC	Three Months Ended March 31,
	2018	2017
	(In thousands)

Unlocking adjustments	$—	—
Other amortization components	22,174	24,017

Totals	$22,174	24,017

As noted in the table above, in the three months ended March 31, 2018 and 2017, the company made no unlocking adjustments to its DPAC balance for this segment.

Annuity contract interest includes the equity component return associated with the call options purchased to hedge National Western's fixed-index annuities. The detail of fixed-index annuity contract interest as compared to contract interest for all other annuities is as follows:

	Three Months Ended March 31,
	2018	2017
	(In thousands)

Fixed-index annuities	$(15,777)	40,886
All other annuities	14,963	34,864

Gross contract interest	(814)	75,750
Bonus interest deferred and capitalized	(2,780)	(4,783)
Bonus interest amortization	5,787	6,297

Total contract interest	$2,193	77,264

The fluctuation in reported contract interest amounts for fixed-index annuities is driven by sales levels, the level of the business in force and the effect of positive or negative market returns of option values on projected interest credits. As noted above in the net investment income discussion, the amounts shown for contract interest for fixed-index annuities generally align with the derivative gains/(losses) included in net investment income as the impact of the market change of index options on asset values align closely with the movement of the embedded derivative liability held for these products. As noted in the discussion in the Consolidated Operations section, positive returns on expiring option contracts during the first three months of 2018 led to collection of asset management fees by National Western which are subtracted from contract interest credited to policyholders. This serves to lessen the increase in contract interest expense relative to the option gains reported in the Company's net investment income. Asset management fees collected during the three months ended March 31, 2018 were $6.1 million compared to $6.6 million in the corresponding period of 2017.

Annuity contract interest includes true-up adjustments for the deferred sales inducement balance which are done each period similar to that done with respect to DPAC balances with the adjustment reflected in current period contract interest expense. To the extent required, the company may also record unlocking adjustments to deferred sales inducement balances in conjunction with DPAC balance unlockings. The company made no unlocking adjustments in the first quarter of 2018 or 2017.

Other Operations

The Company's primary business encompasses its domestic and international life insurance operations and its annuity operations. However, the Company also has small real estate, nursing home, and other investment operations through its wholly owned subsidiaries. Nursing home operations generated $0.4 million and $0.1 million of pre-tax operating earnings in the first three months of 2018 and 2017, respectively. Amounts for these periods also include the results of BP III which commenced operations at the beginning of 2017. BP III incurred pre-tax losses of $(0.6) million and $(0.4) million in the quarters ended March 31, 2018 and 2017, respectively.

The remaining pre-tax earnings of $4.6 million and $7.5 million in Other Operations during the three month periods represent investment income from real estate, municipal bonds, and common and preferred equities held in subsidiary company portfolios principally for tax-advantage purposes. The higher investment income during the first three months of 2017 includes payoffs on certain loans having profit participation provisions in the agreements with borrowers.

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

	March 31, 2018		December 31, 2017
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Debt securities	$10,364,989	95.9	$10,288,155	95.2
Mortgage loans	204,948	1.9	208,249	1.9
Policy loans	55,515	0.5	56,405	0.5
Derivatives, index options	116,356	1.1	194,731	1.8
Real estate	37,224	0.3	37,420	0.3
Equity securities	18,173	0.2	18,478	0.2
Other	14,509	0.1	14,408	0.1

Totals	$10,811,714	100.0	$10,817,846	100.0

Debt Securities

The Company maintains a diversified portfolio which consists mostly of corporate, mortgage-backed, and public utility fixed income securities. Investments in mortgage-backed securities primarily include U.S. Government agency pass-through securities and collateralized mortgage obligations ("CMO"). The Company's investment guidelines prescribe limitations by type of security as a percent of the total investment portfolio and all holdings were within these threshold limits. As of March 31, 2018 and December 31, 2017, the Company's debt securities portfolio consisted of the following classes of securities:

	March 31, 2018		December 31, 2017
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Corporate	$7,481,345	72.2	$7,343,473	71.4
Residential mortgage-backed securities	1,272,374	12.3	1,301,877	12.7
Public utilities	1,123,901	10.8	1,149,651	11.2
State and political subdivisions	463,257	4.5	467,983	4.5
Asset-backed securities	12,719	0.1	13,544	0.1
Foreign governments	10,055	0.1	10,290	0.1
U.S. Treasury	1,338	—	1,337	—

Totals	$10,364,989	100.0	$10,288,155	100.0

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

	Three Months Ended March 31,	Year Ended December 31,
	2018	2017
	($ In thousands)

Cost of acquisitions	$276,360	$840,861
Average credit quality	BBB+	BBB+
Effective annual yield	3.83%	3.57%
Spread to treasuries	1.06%	1.19%
Effective duration	8.2 years	8.1 years

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

In addition to diversification, an important aspect of the Company's investment approach is managing the credit quality of its investment in debt securities. Thorough credit analysis is performed on potential corporate investments including examination of a company's credit and industry outlook, financial ratios and trends, and event risks. This emphasis is reflected in the high average credit rating of the Company's debt securities portfolio with 98.8%, as of March 31, 2018, held in investment grade securities. In the table below, investments in debt securities are classified according to credit ratings by nationally recognized statistical rating organizations.

	March 31, 2018		December 31, 2017
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

AAA	$107,272	1.0	$114,873	1.1
AA	2,107,625	20.3	2,106,243	20.5
A	3,221,546	31.1	3,199,169	31.1
BBB	4,809,254	46.4	4,766,525	46.3
BB and other below investment grade	119,292	1.2	101,345	1.0

Totals	$10,364,989	100.0	$10,288,155	100.0

The Company's investment guidelines do not allow for the purchase of below investment grade securities.  The investments held in debt securities below investment grade are the result of subsequent downgrades of the securities.  These holdings are further summarized below.

	Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	% of Invested Assets
	(In thousands, except percentages)

March 31, 2018	$125,340	119,292	118,476	1.1%

December 31, 2017	$100,992	101,345	101,140	0.9%

The Company's percentage of below investment grade securities as of March 31, 2018 compared with the percentage at December 31, 2017 increased due to downgrades of several credit issuers during the period. The Company's holdings of below investment grade securities are relatively small and as a percentage of total invested assets low compared to industry averages.

Holdings in below investment grade securities by category as of March 31, 2018 are summarized below, including their comparable fair value as of December 31, 2017 for those debt securities rated below investment grade at March 31, 2018. The Company continually monitors developments in these industries for issues that may affect security valuation.

	Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	Fair Value
Industry Category	March 31, 2018	March 31, 2018	March 31, 2018	December 31, 2017
	(In thousands)

Asset-backed securities	$5,601	5,751	5,859	5,859
Residential mortgage-backed	1,104	1,067	1,068	1,066
Oil & gas	35,053	32,500	32,500	34,061
Manufacturing	57,307	53,471	52,546	54,002
Other	26,275	26,503	26,503	27,186

Totals	$125,340	119,292	118,476	122,174

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

During the three months ended March 31, 2018 the Company recorded no other-than-temporary impairment credit related write-downs on debt securities. See Note 9, Investments, of the accompanying Condensed Consolidated Financial Statements for further discussion. Since the Company's adoption of the GAAP guidance on the recognition and accounting for other-than-temporary impairments due to credit loss versus non-credit loss, the Company has recognized a total of $0.6 million of other-than-temporary impairments of which $0.6 million was deemed credit related and recognized as realized investment losses in earnings, and $0.0 million, net of amortization, was deemed a non-credit related impairment and recognized in other comprehensive income.

The Company is required to classify its investments in debt securities into one of three categories: (a) trading securities; (b) securities available for sale; or (c) securities held to maturity. The Company purchases securities with the intent to hold to maturity and accordingly does not maintain a portfolio of trading securities. Of the remaining two categories, available for sale and held to maturity, the Company makes a determination on categorization based on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. As shown in the table below, 29.7% of the Company's total debt securities, based on fair values, were classified as securities available for sale at March 31, 2018. These holdings in available for sale provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.

	March 31, 2018
	Fair Value	Amortized Cost	Unrealized Gains (Losses)
	(In thousands)

Securities held to maturity:
Debt securities	$7,302,034	7,280,200	21,834
Securities available for sale:
Debt securities	3,084,789	3,087,827	(3,038)

Totals	$10,386,823	10,368,027	18,796

Asset-Backed Securities

The Company holds approximately $12.7 million in asset-backed securities as of March 31, 2018. This portfolio includes $0.9 million of manufactured housing bonds and $12.5 million of home equity loans (also referred to as subprime securities). The Company does not have any holdings in collateralized bond obligations (“CBO”s), collateralized debt obligations (“CDO”s), or collateralized loan obligations (“CLO”s). Principal risks in holding asset-backed securities are structural, credit, and capital market risks. Structural risks include the securities' priority in the issuer's capital structure, the adequacy of and ability to realize proceeds from collateral and the potential for prepayments. Credit risks include corporate credit risks or consumer credit risks for financing such as subprime mortgages. Capital market risks include the general level of interest rates and the liquidity for these securities in the marketplace.

The Company's exposure to the subprime sector is limited to investments in the senior tranches of subprime residential mortgage loans. The subprime sector is generally categorized under the asset-backed sector. This sector lends to borrowers who do not qualify for prime interest rates due to poor or insufficient credit history. The slowing housing market, rising interest rates, and relaxed underwriting standards for loans originated after 2005 resulted in higher delinquency rates and losses beginning in 2007. These events caused illiquidity in the market and volatility in the market prices of subprime securities. The housing market subsequently stabilized and an improvement in the prices of subprime securities occurred as the bond market regained more liquidity. All of the loans classified as subprime in the Company's portfolio as of March 31, 2018 were underwritten prior to 2005 as noted in the table below.

	March 31, 2018		December 31, 2017
Investment Origination Year	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)

Subprime:
1998	$1,426	1,483	1,508	1,565
2003	—	—	—	—
2004	10,366	10,357	10,999	10,995

Total	$11,792	11,840	12,507	12,560

During the first quarter of 2018, the Company's exposure to the subprime sector decreased due to principal repayments. As of March 31, 2018, the Company held seven subprime issues of which two was rated A, one were rated BBB, one was rated BB, one was rated B, one was rated CCC, and one was not rated.

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

The Company targets a minimum specified yield on mortgage loan investments determined by reference to currently available debt security instrument yields plus a desired amount of incremental basis points. During the past several years, the low interest rate environment has resulted in fewer loan opportunities being available that meet the Company's required rate of return. Mortgage loans originated by the Company totaled $59.4 million for the year ended December 31, 2017 and $0.0 million for the three months ended March 31, 2018. Principal repayments on mortgage loans for the three months ended March 31, 2018 were $3.4 million.

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

The Company held net investments in mortgage loans, after allowances for possible losses, totaling $204.9 million and $208.2 million at March 31, 2018 and December 31, 2017, respectively.  The diversification of the portfolio by geographic region and by property type was as follows:

	March 31, 2018		December 31, 2017
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Geographic Region:
West South Central	$117,043	56.9%	$119,794	57.3%
East North Central	30,676	14.9	30,876	14.8
East South Central	14,163	6.9	14,273	6.8
South Atlantic	19,034	9.2	19,155	9.2
West North Central	12,929	6.3	12,967	6.2
Pacific	7,963	3.9	8,014	3.8
Middle Atlantic	2,196	1.1	2,215	1.1
Mountain	1,594	0.8	1,605	0.8
New England	—	—	—	—
Gross balance	205,598	100.0	208,899	100.0

Allowance for possible losses	(650)	(0.3)	(650)	(0.3)

Totals	$204,948	99.7	$208,249	99.7

	March 31, 2018		December 31, 2017
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Property Type:
Retail	$85,233	41.5	$87,805	42.0
Office	73,855	35.9	74,301	35.6
Hotel/Motel	13,718	6.7	13,782	6.6
Land/Lots	10,492	5.1	10,563	5.1
All other	22,300	10.8	22,448	10.7
Gross balance	205,598	100.0	208,899	100.0

Allowance for possible losses	(650)	(0.3)	(650)	(0.3)

Totals	$204,948	99.7	$208,249	99.7

The Company's direct investments in real estate are not a significant portion of its total investment portfolio and consist primarily of income-producing properties which are being operated by a wholly owned subsidiary of National Western. The Company's real estate investments totaled approximately $37.2 million and $37.4 million at March 31, 2018 and December 31, 2017, respectively.

The Company recognized operating income of approximately $0.5 million and $0.7 million on real estate properties in the first three months of 2018 and 2017, respectively. The Company monitors the conditions and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition.

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

Interest Rate Risk

A gradual increase in interest rates from current levels would generally be a positive development for the Company. Rate increases would be expected to provide incremental net investment income, produce increased sales of fixed rate products, and limit the potential erosion of the Company's interest rate spread on products due to minimum guaranteed crediting rates in products. Alternatively, a rise in interest rates would reduce the fair value of the Company's investment portfolio and if long-term rates rise dramatically within a relatively short time period the Company could be exposed to disintermediation risk. Disintermediation risk is the risk that policyholders will surrender their policies in a rising interest rate environment forcing the Company to liquidate assets when they are in an unrealized loss position.

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

The correlation between fair values and interest rates for debt securities is reflected in the tables below.

	March 31, 2018	December 31, 2017
	(In thousands except percentages)

Debt securities - fair value	$10,386,823	10,475,235
Debt securities - amortized cost	$10,368,027	10,211,534
Fair value as a percentage of amortized cost	100.18%	102.58%
Net unrealized gain balance	$18,796	263,701
Ten-year U.S. Treasury bond – (decrease) increase in yield for the period	0.33%	(0.04)%

	Net Unrealized Gain Balance
	At March 31, 2018	At December 31, 2017	Year-to-date Change in Unrealized Balance

Debt securities held to maturity	$21,834	187,080	(165,246)
Debt securities available for sale	(3,038)	76,621	(79,659)

Totals	$18,796	263,701	(244,905)

Changes in interest rates typically have a sizable effect on the fair values of the Company's debt securities. The market interest rate of the ten-year U.S. Treasury bond increased approximately 33 basis points from 2.41% at year-end 2017 to 2.74% by the end of the first three months of 2018. Therefore the decrease in the unrealized gain position of $244.9 million was largely the result of the increase in interest rates. Given that the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in fair values have a lesser effect on the Company's Condensed Consolidated Balance Sheet.

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

The Company performed detailed sensitivity analysis as of December 31, 2017, for its interest rate-sensitive assets and liabilities. The changes in market values of the Company's debt securities in the first three months of 2018 were reasonable given the expected range of results of this analysis.

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

In connection with the Company’s use of call options to hedge the equity return component of its fixed-indexed annuity and life products, the Company is exposed to the risk that a counterparty fails to perform under terms of the option contract. The Company purchases one-year option contracts from multiple counterparties and evaluates the creditworthiness of all counterparties prior to the purchase of the contracts. For consideration in contracting with a counterparty the rating required by the Company is a credit rating of “A” or higher. Accordingly, all options are purchased from nationally recognized financial institutions with a demonstrated performance for honoring their financial obligations and possessing substantial financial capacity. In addition, each counterparty is required to execute a credit support agreement obligating the counterparty to provide collateral to the Company when the fair value of the Company’s exposure to the counterparty exceeds specified amounts. Counterparty credit ratings and credit exposure are monitored continuously by National Western’s Investment Department with adjustments to collateral levels managed as incurred under the credit support agreements.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity requirements are met primarily by funds provided from operations. Premium deposits and annuity considerations, investment income, and investment maturities and prepayments are the primary sources of funds while investment purchases, policy benefits in the form of claims, and payments to policyholders and contract holders in connection with surrenders and withdrawals as well as operating expenses are the primary uses of funds. To ensure the Company will be able to pay future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed income securities. Funds are invested with the intent that the income from investments, plus proceeds from maturities, will meet the ongoing cash flow needs of the Company. The approach of matching asset and liability durations and yields requires an appropriate mix of investments. Although the Company historically has not been put in the position of having to liquidate invested assets to provide cash flow, its investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs. The Company ("National Western") may also borrow up to $40 million on its bank line of credit for short-term cash needs. There were no borrowings outstanding under the line of credit at March 31, 2018.

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

The actual amounts paid by product line in connection with surrenders and withdrawals for the three months ended March 31, for each respective year, are noted in the table below.

	Three Months Ended March 31,
	2018	2017
	(In thousands)

Product Line:
Traditional Life	$635	1,311
Universal Life	25,111	38,859
Annuities	147,086	121,664

Total	$172,832	161,834

The above contractual withdrawals, as well as the level of surrenders experienced, were generally consistent with the Company's assumptions in asset/liability management, and the associated cash outflows did not have an adverse impact on overall liquidity. Individual life insurance policies are typically less susceptible to withdrawal than annuity reserves and deposit liabilities because policyholders may need to undergo a new underwriting process in order to obtain a new insurance policy elsewhere. Cash flow projections and tests under various market interest rate scenarios and assumptions are performed to assist in evaluating liquidity needs and adequacy. The Company currently expects available liquidity sources and future cash flows to be more than adequate to meet the demand for funds.

Cash flows from the Company's insurance operations have historically been sufficient to meet current needs. Cash flows from operating activities were $72.9 million and $92.4 million for the three months ended March 31, 2018 and 2017, respectively. The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $120.3 million and $191.1 million for the three months ended March 31, 2018 and 2017, respectively. Operating and investing activity cash flow items could be reduced if interest rates rise at an accelerated rate in the future. Net cash inflows/(outflows) from the Company's universal life and investment annuity deposit product operations totaled $(98.1) million and $(50.0) million during the three months ended March 31, 2018 and 2017, respectively, reflecting the recent slowdown in annuity sales.

Capital Resources

The Company relies on stockholders' equity for its capital resources as there is no long-term debt outstanding and the Company does not anticipate the need for any long-term debt in the near future.  As of March 31, 2018, the Company had no commitments beyond its normal operating and investment activities.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

It is Company practice to not enter into off-balance sheet arrangements or to issue guarantees to third parties, other than in the normal course of issuing insurance contracts. Commitments related to insurance products sold are reflected as liabilities for future policy benefits. Insurance contracts guarantee certain performances by National Western.

Insurance reserves are the means by which life insurance companies determine the liabilities that must be established to assure that future policy benefits are provided for and can be paid. These reserves are required by law and based upon standard actuarial methodologies to ensure fulfillment of commitments guaranteed to policyholders and their beneficiaries, even though the obligations may not be due for many years. Refer to Note 1 in the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of reserving methods.

The table below summarizes future estimated cash payments under existing contractual obligations.

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)

Loan commitments	$17,300	17,300	—	—	—
Lease obligations	1,645	260	1,039	346	—
Life claims payable (1)	68,168	68,168	—	—	—
Other long-term reserve liabilities reflected on the balance sheet (2)	10,727,979	986,325	1,869,278	1,648,542	6,223,834

Total	$10,815,092	1,072,053	1,870,317	1,648,888	6,223,834

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

Subsequent to acquiring a commercial office building at the end of 2016 through its wholly owned subsidiary Braker P III, LLC ("BP III"), the Company has entered into lease agreements with various tenants for available space not occupied by the Company. Total revenues recorded pertaining to these leases for the three month periods ended March 31, 2018 and 2017 amounted to $0.6 million and $0.3 million, respectively. Under their respective terms these leases expire at various dates from 2019 through 2025.

The table below summarizes future estimated cash receipts under all existing lease agreements, including those in addition to the BP III lease agreements discussed above.

	Estimated Cash Receipts by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)

Real estate revenue	$43,610	5,197	13,314	9,820	15,279

CHANGES IN ACCOUNTING PRINCIPLES AND CRITICAL ACCOUNTING POLICIES

Changes in Accounting Principles

As described in Note 2, in the first quarter of 2018 the Company implemented ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities. Equity securities are now separately disclosed on the balance sheet and the change in the fair value runs through net investment income. This prospective adjustment resulted in a reclassification of $4.4 million, net of tax, from other comprehensive income to retained earnings as a change in accounting. There were no other changes in accounting principles during the periods reported in this Form 10-Q.

REGULATORY AND OTHER ISSUES

Statutory Accounting Practices

Regulations that affect the Company and the insurance industry are often the result of actions taken by the National Association of Insurance Commissioners ("NAIC"). The NAIC routinely publishes new regulations as model acts or laws which states subsequently adopt as part of their insurance regulations. Currently, the Company is not aware of any NAIC regulatory matter material to its operations or reporting of financial results.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

This information is included in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, in the Investments section.

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

There were no changes in the Company's internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(e) under the Exchange Act, during the quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting. Internal controls over financial reporting change as the Company modifies or enhances its systems and processes to meet business needs. Any significant changes in controls are evaluated prior to implementation to help ensure continued effectiveness of internal controls and the control environment.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 8(A) "Legal Proceedings" of the accompanying Condensed Consolidated Financial Statements included in this Form 10-Q.

ITEM 1A. RISK FACTORS

There have been no substantial changes relative to the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

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

Purchased shares are reported in the Company's Condensed Consolidated Financial Statements as authorized and unissued. The following table sets forth the Company's repurchase of its Class A common shares from Option Holders for the quarter ended March 31, 2018.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May yet Be Purchased Under the Plans or Programs

January 1, 2018 through January 31, 2018	—	—	N/A	N/A
February 1, 2018 through February 28, 2018	—	—	N/A	N/A
March 1, 2018 through March 31, 2018	15,018	316.65	N/A	N/A

Total	15,018	316.65	N/A	N/A

At March 31, 2018, there were 3,000 stock options vested and outstanding under a grant dated June 20, 2008. These options expire on June 20, 2018 and will be forfeited by the option holders unless exercised prior to this date.

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

NATIONAL WESTERN LIFE GROUP, INC.
(Registrant)

Date:	May 10, 2018	/S/ Ross R. Moody
Ross R. Moody
Chairman of the Board, President and
Chief Executive Officer
(Authorized Officer)

Date:	May 10, 2018	/S/ Brian M. Pribyl
Brian M. Pribyl
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)
(Principal Accounting Officer)