Form 10-Q
period 2018-06-30
National Western Life Group, Inc.
filed 2018-08-07
CIK 1635984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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
Large accelerated filer  ☒  Accelerated filer  ☐   Non-accelerated filer (Do not check if a smaller reporting company)  ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒
As of August 6, 2018, the number of shares of Registrant's common stock outstanding was: Class A – 3,436,166 and  Class B - 200,000.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
ASSETS	June 30, 2018	December 31, 2017

Investments:
Debt securities held to maturity, at amortized cost (fair value: $7,261,763 and $7,434,104)	$7,315,947	7,247,024
Debt securities available for sale, at fair value (cost: $3,022,106 and $2,964,510)	2,980,103	3,041,131
Mortgage loans, net of allowance for possible losses ($650 and $650)	196,752	208,249
Policy loans	55,603	56,405
Derivatives, index options	102,007	194,731
Equity securities, at fair value (cost: $13,197 and $12,890)	18,637	18,478
Other long-term investments	49,969	51,828

Total investments	10,719,018	10,817,846

Cash and cash equivalents	126,519	217,624
Deferred policy acquisition costs	848,392	819,511
Deferred sales inducements	138,920	135,570
Accrued investment income	98,679	96,818
Federal income tax receivable	13,771	—
Other assets	140,520	137,725

Total assets	$12,085,819	12,225,094

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY	June 30, 2018	December 31, 2017

LIABILITIES:

Future policy benefits:
Universal life and annuity contracts	$9,818,830	9,962,589
Traditional life reserves	135,149	135,895
Other policyholder liabilities	133,344	128,009
Deferred Federal income tax liability	24,918	25,408
Federal income tax payable	—	2,701
Other liabilities	126,671	138,318

Total liabilities	10,238,912	10,392,920

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:

Common stock:
Class A - $.01 par value; 7,500,000 shares authorized; 3,436,166 issued and outstanding in 2018 and 2017	34	34
Class B - $.01 par value; 200,000 shares authorized, issued, and outstanding in 2018 and 2017	2	2
Additional paid-in capital	41,716	41,716
Accumulated other comprehensive income	(34,741)	14,281
Retained earnings	1,839,896	1,776,141

Total stockholders’ equity	1,846,907	1,832,174

Total liabilities and stockholders' equity	$12,085,819	12,225,094

Note:  The Condensed Consolidated Balance Sheet at December 31, 2017 has been derived from the audited Consolidated Financial Statements as of that date.

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended June 30, 2018 and 2017
(Unaudited)
(In thousands, except per share amounts)

	2018	2017

Premiums and other revenues:
Universal life and annuity contract charges	$39,945	40,697
Traditional life premiums	4,928	4,133
Net investment income	121,802	142,612
Other revenues	5,287	4,537
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) gains (losses)	3	23
Portion of OTTI (gains) losses recognized in other comprehensive income	(3)	(23)
Net OTTI losses recognized in earnings	—	—
Other net investment gains (losses)	2,696	6,247
Total net realized investment gains (losses)	2,696	6,247

Total revenues	174,658	198,226

Benefits and expenses:
Life and other policy benefits	17,461	17,854
Amortization of deferred policy acquisition costs	31,069	33,058
Universal life and annuity contract interest	60,990	82,170
Other operating expenses	24,795	26,343

Total benefits and expenses	134,315	159,425

Earnings before Federal income taxes	40,343	38,801

Federal income taxes	7,877	13,318

Net earnings	$32,466	25,483

Basic earnings per share:
Class A	$9.18	$7.21
Class B	$4.59	$3.60

Diluted earnings per share:
Class A	$9.18	$7.21
Class B	$4.59	$3.60

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Six Months Ended June 30, 2018 and 2017
(Unaudited)
(In thousands, except per share amounts)

	2018	2017

Premiums and other revenues:
Universal life and annuity contract charges	$78,465	82,061
Traditional life premiums	9,073	8,354
Net investment income	182,547	314,354
Other revenues	10,284	9,042
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) gains (losses)	6	43
Portion of OTTI (gains) losses recognized in other comprehensive income	(6)	(43)
Net OTTI losses recognized in earnings	—	—
Other net investment gains (losses)	3,307	8,832
Total net realized investment gains (losses)	3,307	8,832

Total revenues	283,676	422,643

Benefits and expenses:
Life and other policy benefits	38,862	37,611
Amortization of deferred policy acquisition costs	63,298	67,270
Universal life and annuity contract interest	59,172	192,063
Other operating expenses	48,428	51,435

Total benefits and expenses	209,760	348,379

Earnings before Federal income taxes	73,916	74,264

Federal income taxes	14,575	25,243

Net earnings	$59,341	49,021

Basic earnings per share:
Class A	$16.78	$13.86
Class B	$8.39	$6.93

Diluted earnings per share:
Class A	$16.78	$13.86
Class B	$8.39	$6.93

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended June 30, 2018 and 2017
(Unaudited)
(In thousands)

	2018	2017

Net earnings	$32,466	25,483

Other comprehensive income (loss), net of effects of deferred costs and taxes:
Unrealized gains (losses) on securities:
Net unrealized holding gains (losses) arising during period	(15,068)	7,788
Net unrealized liquidity gains (losses)	2	(30)
Reclassification adjustment for net amounts included in net earnings	(1,564)	(1,068)

Net unrealized gains (losses) on securities	(16,630)	6,690

Foreign currency translation adjustments	39	(86)

Benefit plans:
Amortization of net prior service cost and net gain (loss)	2,801	(933)

Other comprehensive income (loss)	(13,790)	5,671

Comprehensive income (loss)	$18,676	31,154

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Six Months Ended June 30, 2018 and 2017
(Unaudited)
(In thousands)

	2018	2017

Net earnings	$59,341	49,021

Other comprehensive income, net of effects of deferred costs and taxes:
Unrealized gains (losses) on securities:
Net unrealized holding gains (losses) arising during period	(49,822)	13,267
Net unrealized liquidity gains (losses)	2	13
Reclassification adjustment for net amounts included in net earnings	(1,597)	(1,758)

Net unrealized gains (losses) on securities	(51,417)	11,522

Foreign currency translation adjustments	1,207	(171)

Benefit plans:
Amortization of net prior service cost and net gain (loss)	5,602	(1,820)

Other comprehensive income (loss)	(44,608)	9,531

Comprehensive income (loss)	$14,733	58,552

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY For the Six Months Ended June 30, 2018 and 2017 (Unaudited) (In thousands)

	2018	2017

Common stock:
Balance at beginning of period	$36	36
Shares exercised under stock option plan	—	—

Balance at end of period	36	36

Additional paid-in capital:
Balance at beginning of period	41,716	41,716
Shares exercised under stock option plan	—	—

Balance at end of period	41,716	41,716

Accumulated other comprehensive income:
Unrealized gains (losses) on non-impaired securities:
Balance at beginning of period	33,664	22,813
Change in unrealized gains (losses) during period, net of tax	(51,419)	11,509
Cumulative effect of change in accounting principle, net of tax (See Note 2)	(4,414)	—

Balance at end of period	(22,169)	34,322

Unrealized losses on impaired held to maturity securities:
Balance at beginning of period	(10)	(203)
Amortization	5	28
Other-than-temporary impairments, non-credit, net of tax	—	—
Additional credit loss on previously impaired securities	—	—
Change in shadow deferred policy acquisition costs	(3)	(15)

Balance at end of period	(8)	(190)

Unrealized losses on impaired available for sale securities:
Balance at beginning of period	(1)	(1)
Other-than-temporary impairments, non-credit, net of tax	—	—
Change in shadow deferred policy acquisition costs	—	—
Recoveries, net of tax	—	—

Balance at end of period	(1)	(1)

	Continued on Next Page

NATIONAL WESTERN LIFE GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued) For the Six Months Ended June 30, 2018 and 2017 (Unaudited) (In thousands)

	2018	2017

Foreign currency translation adjustments:
Balance at beginning of period	3,223	2,661
Change in translation adjustments during period	1,207	(171)

Balance at end of period	4,430	2,490

Benefit plan liability adjustment:
Balance at beginning of period	(22,595)	(14,718)
Amortization of net prior service cost and net loss, net of tax	5,602	(1,820)

Balance at end of period	(16,993)	(16,538)

Accumulated other comprehensive income at end of period	(34,741)	20,083

Retained earnings:
Balance at beginning of period	1,776,141	1,669,524
Cumulative effect of change in accounting principle, net of tax (See Note 2)	4,414	—
Net earnings	59,341	49,021
Stockholder dividends	—	—

Balance at end of period	1,839,896	1,718,545

Total stockholders' equity	$1,846,907	1,780,380

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Six Months Ended June 30, 2018 and 2017 (Unaudited) (In thousands)

	2018	2017

Cash flows from operating activities:
Net earnings	$59,341	49,021
Adjustments to reconcile net earnings to net cash from operating activities:
Universal life and annuity contract interest	59,172	192,063
Surrender charges and other policy revenues	(19,138)	(23,568)
Realized (gains) losses on investments	(3,307)	(8,832)
Accretion/amortization of discounts and premiums, investments	(150)	221
Depreciation and amortization	5,932	4,962
(Increase) decrease in value of equity securities	107	—
(Increase) decrease in value of derivatives	34,102	(93,421)
(Increase) decrease in deferred policy acquisition and sales inducement costs	21,304	20,987
(Increase) decrease in accrued investment income	(1,861)	1,211
(Increase) decrease in other assets	(8,071)	(3,307)
Increase (decrease) in liabilities for future policy benefits	1,389	6,748
Increase (decrease) in other policyholder liabilities	5,335	2,862
Increase (decrease) in Federal income tax liability	(16,472)	(15,182)
Increase (decrease) in deferred Federal income tax	11,367	(12,281)
Increase (decrease) in other liabilities	(3,890)	9,264

Net cash provided by operating activities	145,160	130,748

Cash flows from investing activities:
Proceeds from sales of:
Debt securities held to maturity	—	—
Debt securities available for sale	—	22,184
Other investments	2,220	312
Proceeds from maturities and redemptions of:
Debt securities held to maturity	275,670	233,272
Debt securities available for sale	105,678	144,617
Derivatives, index options	105,615	100,516
Property and equipment	8	2,731
Purchases of:
Debt securities held to maturity	(343,145)	(296,706)
Debt securities available for sale	(161,416)	(116,225)
Equity securities	(406)	(702)
Derivatives, index options	(44,943)	(36,587)
Other investments	(586)	(188)
Property and equipment	(2,988)	(233)

	Continued on Next Page

NATIONAL WESTERN LIFE GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) For the Six Months Ended June 30, 2018 and 2017 (Unaudited) (In thousands)

	2018	2017

Principal payments on mortgage loans	21,521	22,685
Cost of mortgage loans acquired	(9,895)	(31,779)
Decrease (increase) in policy loans	802	800

Net cash provided by/(used in) investing activities	(51,865)	44,697

Cash flows from financing activities:
Deposits to account balances for universal life and annuity contracts	316,906	360,928
Return of account balances on universal life and annuity contracts	(502,834)	(478,290)

Net cash provided by (used in) financing activities	(185,928)	(117,362)

Effect of foreign exchange	1,528	(262)

Net increase (decrease) in cash and cash equivalents	(91,105)	57,821
Cash and cash equivalents at beginning of period	217,624	51,247

Cash and cash equivalents at end of period	$126,519	109,068

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid (received) during the period for:
Interest	$20	19
Income taxes	$19,680	52,706

Noncash operating activities:
Deferral of sales inducements	$(6,177)	(3,986)

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)	CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position of National Western Life Group, Inc. ("NWLGI") and its wholly owned subsidiaries (“Company”) as of June 30, 2018, and the results of its operations and its cash flows for the three and six months ended June 30, 2018 and June 30, 2017. Such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year. It is recommended that these Condensed Consolidated Financial Statements be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 which is accessible free of charge through the Company's internet site at www.nwlgi.com or the Securities and Exchange Commission internet site at www.sec.gov. The Condensed Consolidated Balance Sheet at December 31, 2017 has been derived from the audited consolidated financial statements as of that date.

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

The table below shows the unrealized gains and losses on available-for-sale securities that were reclassified out of accumulated other comprehensive income for the three and six months ended June 30, 2018 and June 30, 2017.

Affected Line Item in the Statements of Earnings	Amount Reclassified From Accumulated Other Comprehensive Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)

Other net investment gains (losses)	$1,981	1,644	2,021	2,705
Net OTTI losses recognized in earnings	—	—	—	—
Earnings before Federal income taxes	1,981	1,644	2,021	2,705
Federal income taxes	417	576	424	947

Net earnings	$1,564	1,068	1,597	1,758

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(2)	NEW ACCOUNTING PRONOUNCEMENTS

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
In June 2018, the FASB released ASU 2018-07 Compensation - Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting. This update largely aligns the accounting for share-based payment awards issued to employees and nonemployees. Previously, nonemployee stock compensation was accounted for under Subtopic 505-50 but will now fall under Topic 718. Changes to the accounting for nonemployee awards include 1) measurement based on fair value of the equity instrument at grant date, rather than previous requirement to measure based on the more reliable option of the fair value of the consideration or the fair value of the equity instrument, 2) initial measurement at grant date, rather than the earlier of the date at which commitment for performance is reached or performance is complete, and 3) when performance conditions are present, the probability of satisfying performance conditions should be considered in measurement rather than the previous requirement to measure at the lowest aggregate fair value. The amendments in the new guidance are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal period. The Company does not expect a material effect on the results of operations or financial position with the adoption of this ASU.
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

NWLGI did not declare or pay cash dividends on its common shares during the six months ended June 30, 2018 and 2017.

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

	Three Months Ended June 30,
	2018		2017
	Class A	Class B	Class A	Class B
	(In thousands except per share amounts)

Numerator for Basic and Diluted Earnings Per Share:
Net income	$32,466		25,483
Dividends - Class A shares	—		—
Dividends - Class B shares	—		—

Undistributed income	$32,466		25,483

Allocation of net income:
Dividends	$—	—	—	—
Allocation of undistributed income	31,548	918	24,762	721

Net income	$31,548	918	24,762	721

Denominator:
Basic earnings per share - weighted-average shares	3,436	200	3,436	200
Effect of dilutive stock options	—	—	—	—

Diluted earnings per share - adjusted weighted-average shares for assumed conversions	3,436	200	3,436	200

Basic Earnings Per Share	$9.18	4.59	7.21	3.60

Diluted Earnings Per Share	$9.18	4.59	7.21	3.60

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30,
	2018		2017
	Class A	Class B	Class A	Class B
	(In thousands except per share amounts)

Numerator for Basic and Diluted Earnings Per Share:
Net income	$59,341		49,021
Dividends - Class A shares	—		—
Dividends - Class B shares	—		—

Undistributed income	$59,341		49,021

Allocation of net income:
Dividends	$—	—	—	—
Allocation of undistributed income	57,663	1,678	47,635	1,386

Net income	$57,663	1,678	47,635	1,386

Denominator:
Basic earnings per share - weighted-average shares	3,436	200	3,436	200
Effect of dilutive stock options	—	—	—	—

Diluted earnings per share - adjusted weighted-average shares for assumed conversions	3,436	200	3,436	200

Basic Earnings Per Share	$16.78	8.39	13.86	6.93

Diluted Earnings Per Share	$16.78	8.39	13.86	6.93

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(5)	PENSION AND OTHER POSTRETIREMENT PLANS

(A)	Defined Benefit Pension Plans

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)

Service cost	$28	27	56	54
Interest cost	225	239	450	478
Expected return on plan assets	(325)	(307)	(650)	(614)
Amortization of prior service cost	—	—	—	—
Amortization of net loss	131	159	262	318

Net periodic benefit cost	$59	118	118	236

The service cost shown above for each period represents plan expenses expected to be paid out of plan assets. Under the clarified rules of the Pension Protection Act, plan expenses paid from plan assets are to be included in the plan's service cost component.

The company's minimum required contribution for the 2018 plan year is $0.1 million. There was no remaining contribution payable for the 2017 plan year as of June 30, 2018. As of June 30, 2018, the company had minimal contributions to the plan for the 2018 plan year.

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

The following table summarizes the components of net periodic benefit costs for the non-qualified defined benefit plans.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)

Service cost	$90	204	180	408
Interest cost	213	347	426	694
Amortization of prior service cost	15	15	30	30
Amortization of net loss	176	819	352	1,637

Net periodic benefit cost	$494	1,385	988	2,769

The company expects to contribute $2.0 million to these plans in 2018.  As of June 30, 2018, the company has contributed $0.9 million to the plans.

(B)	Postretirement Employment Plans Other Than Pension

National Western sponsors two healthcare plans that were amended in 2004 to provide postretirement benefits to certain fully-vested individuals.  The plan is unfunded. The following table summarizes the components of net periodic benefit costs.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)

Interest cost	$40	39	80	69
Amortization of prior service cost	26	26	52	52
Amortization of net loss	38	21	75	21

Net periodic benefit cost	$104	86	207	142

The company expects to contribute minimal amounts to the plan in 2018.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(6)	SEGMENT AND OTHER OPERATING INFORMATION

The Company defines its reportable operating segments as domestic life insurance, international life insurance, and annuities. These segments are organized based on product types and geographic marketing areas.  A summary of segment information as of June 30, 2018 and December 31, 2017 for the Condensed Consolidated Balance Sheet items and for the three and six months ended June 30, 2018 and June 30, 2017 for the Condensed Consolidated Statement of Earnings is provided below.

Condensed Consolidated Balance Sheet Items:

	June 30, 2018
	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
			(In thousands)

Deferred policy acquisition costs and sales inducements	$112,975	248,621	625,716	—	987,312
Total segment assets	1,173,465	1,227,200	9,086,354	381,620	11,868,639
Future policy benefits	1,004,473	901,729	8,047,777	—	9,953,979
Other policyholder liabilities	12,561	20,453	100,330	—	133,344

	December 31, 2017
	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
			(In thousands)

Deferred policy acquisition costs and sales inducements	$101,253	250,128	603,700	—	955,081
Total segment assets	1,106,410	1,236,733	9,269,956	398,597	12,011,696
Future policy benefits	950,884	915,384	8,232,216	—	10,098,484
Other policyholder liabilities	13,643	11,318	103,048	—	128,009

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Condensed Consolidated Statement of Earnings:

	Three Months Ended June 30, 2018
	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
			(In thousands)

Premiums and contract revenues	$10,114	27,461	7,298	—	44,873
Net investment income	13,556	10,603	86,915	10,728	121,802
Other revenues	—	4	18	5,265	5,287

Total revenues	23,670	38,068	94,231	15,993	171,962

Life and other policy benefits	5,103	4,534	7,824	—	17,461
Amortization of deferred policy acquisition costs	2,709	7,336	21,024	—	31,069
Universal life and annuity contract interest	9,907	7,600	43,483	—	60,990
Other operating expenses	5,006	5,628	9,085	5,076	24,795
Federal income taxes (benefit)	185	2,516	2,478	2,132	7,311

Total expenses	22,910	27,614	83,894	7,208	141,626

Segment earnings (loss)	$760	10,454	10,337	8,785	30,336

	Six Months Ended June 30, 2018
	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
			(In thousands)

Premiums and contract revenues	$19,715	55,378	12,445	—	87,538
Net investment income	14,219	12,574	140,458	15,296	182,547
Other revenues	—	34	37	10,213	10,284

Total revenues	33,934	67,986	152,940	25,509	280,369

Life and other policy benefits	9,912	10,262	18,688	—	38,862
Amortization of deferred acquisition costs	5,384	14,716	43,198	—	63,298
Universal life and annuity contract interest	7,046	6,450	45,676	—	59,172
Other operating expenses	10,153	11,009	17,020	10,246	48,428
Federal income taxes (benefit)	283	5,023	5,576	2,999	13,881

Total expenses	32,778	47,460	130,158	13,245	223,641

Segment earnings (loss)	$1,156	20,526	22,782	12,264	56,728

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended June 30, 2017
	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
			(In thousands)

Premiums and contract revenues	$9,066	29,710	6,054	—	44,830
Net investment income	15,023	14,251	105,474	7,864	142,612
Other revenues	6	21	38	4,472	4,537

Total revenues	24,095	43,982	111,566	12,336	191,979

Life and other policy benefits	5,448	4,677	7,729	—	17,854
Amortization of deferred acquisition costs	2,994	6,305	23,759	—	33,058
Universal life and annuity contract interest	11,210	11,377	59,583	—	82,170
Other operating expenses	5,157	7,207	9,814	4,165	26,343
Federal income taxes (benefit)	(242)	4,928	3,656	2,790	11,132

Total expenses	24,567	34,494	104,541	6,955	170,557

Segment earnings (loss)	$(472)	9,488	7,025	5,381	21,422

	Six Months Ended June 30, 2017
	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
			(In thousands)

Premiums and contract revenues	$17,915	61,210	11,290	—	90,415
Net investment income	34,613	32,870	231,908	14,963	314,354
Other revenues	19	47	64	8,912	9,042

Total revenues	52,547	94,127	243,262	23,875	413,811

Life and other policy benefits	10,367	10,962	16,282	—	37,611
Amortization of deferred acquisition costs	5,783	13,711	47,776	—	67,270
Universal life and annuity contract interest	27,457	27,759	136,847	—	192,063
Other operating expenses	9,889	13,185	19,874	8,487	51,435
Federal income taxes (benefit)	(321)	9,652	7,612	5,209	22,152

Total expenses	53,175	75,269	228,391	13,696	370,531

Segment earnings (loss)	$(628)	18,858	14,871	10,179	43,280

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Reconciliations of segment information to the Company's Condensed Consolidated Financial Statements are provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)

Premiums and Other Revenues:
Premiums and contract revenues	$44,873	44,830	87,538	90,415
Net investment income	121,802	142,612	182,547	314,354
Other revenues	5,287	4,537	10,284	9,042
Realized gains (losses) on investments	2,696	6,247	3,307	8,832

Total condensed consolidated premiums and other revenues	$174,658	198,226	283,676	422,643

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)

Federal Income Taxes:
Total segment Federal income taxes	$7,311	11,132	13,881	22,152
Taxes on realized gains (losses) on investments	566	2,186	694	3,091

Total condensed consolidated Federal income taxes	$7,877	13,318	14,575	25,243

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)

Net Earnings:
Total segment earnings	$30,336	21,422	56,728	43,280
Realized gains (losses) on investments, net of taxes	2,130	4,061	2,613	5,741

Total condensed consolidated net earnings	$32,466	25,483	59,341	49,021

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	June 30,	December 31,
	2018	2017
	(In thousands)

Assets:
Total segment assets	$11,868,639	12,011,696
Other unallocated assets	217,180	213,398

Total condensed consolidated assets	$12,085,819	12,225,094

(7)	SHARE-BASED PAYMENTS

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

All of the employees of the Company and its subsidiaries are eligible to participate in the current Incentive Plan. In addition, directors of the Company are eligible to receive the same types of awards as employees except that they are not eligible to receive incentive stock options. Company directors, including members of the Compensation and Stock Option Committee, are eligible for nondiscretionary stock options. All stock options were granted under the 1995 Plan and 2008 Plan. Employee stock options and SARs granted vest 20% annually following three years of service following the grant date. Directors' stock options and SARs grants vest 20% annually following one year of service from the date of grant.

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

The following table shows all grants issued to officers and directors for the three and six months ended June 30, 2018 and 2017. These grants were made based upon closing market price per Class A common share at the time of the grant.

	Three Months Ended
	June 30, 2018		June 30, 2017
	Officer	Director	Officer	Director

SARs	—	—	203	—
RSUs	—	—	51	—
PSUs	—	—	101	—

	Six Months Ended
	June 30, 2018		June 30, 2017
	Officer	Director	Officer	Director

SARs	—	—	11,715	—
RSUs	—	—	2,725	1,660
PSUs	—	—	4,526	—

The Company uses the current fair value method to measure compensation cost for awards granted under the share-based plans. As of June 30, 2018 and 2017, the liability balance was $14.0 million and $15.4 million, respectively. A summary of awards by type and related activity is detailed below.

		Options Outstanding
	Shares Available For Grant	Shares	Weighted- Average Exercise Price

Stock Options:
Balance at January 1, 2018	291,000	18,018	$242.07
Exercised	—	(18,018)	$242.07
Forfeited	—	—	$—
Expired	—	—	$—
Stock options granted	—	—	$—

Balance at June 30, 2018	291,000	—	$—

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Liability Awards
	SAR	RSU	PSU

Other Share/Unit Awards:
Balance at January 1, 2018	92,667	11,721	14,052
Exercised	(1,328)	(1,494)	—
Forfeited	(1,442)	(419)	—
Granted	—	—	—

Balance at June 30, 2018	89,897	9,808	14,052

Stock options, SARs, and RSUs shown as forfeited in the above tables represent vested and unvested awards not exercised by plan participants prior to their termination from the Company. Forfeited stock options, if any, are not shown as being added back to the "Shares Available For Grant" balance as they were awarded under the 1995 Plan which was terminated during calendar year 2010.

The total intrinsic value of share-based compensation exercised was $1.9 million and $0.2 million for the six months ended June 30, 2018 and 2017, respectively. The total share-based compensation paid during the period was $1.9 million and $0.2 million for the six months ended June 30, 2018 and 2017, respectively. The total fair value of stock options and SARs vested during the six months ended June 30, 2018 and 2017 was $0.8 million and $0.7 million, respectively. For the six months ended June 30, 2018 and 2017, the total cash received from the exercise of stock options under the Plans was $0.0 million and $0.2 million, respectively.

The following table summarizes information about SARs outstanding at June 30, 2018. There were no options outstanding as of June 30, 2018.

	SARs Outstanding
	Number Outstanding	Weighted- Average Remaining Contractual Life	Number Exercisable

Exercise prices:
114.64 (SARs)	10,900	0.6 years	10,900
132.56 (SARs)	20,018	3.5 years	16,115
210.22 (SARs)	26,100	5.5 years	11,600
216.48 (SARs)	11,853	7.6 years	7,717
311.16 (SARs)	10,665	8.6 years	3,572
310.55 (SARs)	203	8.8 years	67
334.34 (SARs)	10,158	9.5 years	—

Totals	89,897		49,971

Aggregate intrinsic value (in thousands)	$9,205		$6,741

The aggregate intrinsic value in the table above is based on the closing Class A stock price of $307.26 per share on June 30, 2018.

The SARs shown above with exercise price of $114.64 have a remaining contractual life of less than one year. The holders for this grant have until the end of the contractual life of February19, 2019 to exercise these holdings or otherwise forfeit the grants held.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In estimating the fair value of the share-based awards outstanding at June 30, 2018 and December 31, 2017, the Company employed the Black-Scholes option pricing model with assumptions detailed below.

	June 30, 2018	December 31, 2017

Expected term of options	0.6 to 9.5 years	0.3 to 10.0 years
Expected volatility weighted-average	21.67%	21.55%
Expected dividend yield	0.12%	0.11%
Risk-free rate weighted-average	2.44%	1.82%

The Company reviewed the contractual term relative to the options as well as perceived future behavior patterns of exercise.  Volatility is based on the Company’s historical volatility over the expected term of the option/SARs expected exercise date.

The pre-tax compensation cost/(benefit) recognized in the financial statements related to these plans was $1.3 million and $0.7 million for the three and six months ended June 30, 2018 and $3.6 million and $4.3 million for the three and six months ended June 30, 2017, respectively. The related tax expense/(benefit) recognized was $(0.3) million and $(0.1) million for the three and six months ended June 30, 2018 and $(1.2) million and $(1.5) million for the three and six months ended June 30, 2017, respectively.

As of June 30, 2018, the total compensation cost related to non-vested share-based awards not yet recognized was $5.1 million.  This amount is expected to be recognized over a weighted-average period of 1.2 years.  The Company recognizes compensation cost over the graded vesting periods.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

National Western was the named defendant in the case of Damaris Maldonado Vinas, et al. vs. National Western Life Insurance, in which the plaintiffs, after National Western had paid the death benefits to the beneficiary (Francisco Iglesias-Alvarez) upon the annuitant’s (Carlos Iglesias-Alvarez) death, sought to annul two annuity policies issued by National Western at the behest of Carlos Iglesias-Alvarez and which named Francisco Iglesias-Alvarez as their beneficiary.  On March 31, 2016, the United States District Court for the District of Puerto Rico (the “Court”) issued its Opinion and Order on the pending Motions for Summary Judgment submitted by the parties, and therein denied National Western’s motion and granted plaintiffs’ motion voiding the two annuities and requesting a refund of the premiums paid ($2.9 million).  National Western vigorously defended the case and believes that the Court’s Opinion and Order is contrary to applicable law.  As such, National Western filed a Motion for Reconsideration of Opinion and Order and Corresponding Judgment with the Court on April 27, 2016, which the Court denied on May 5, 2016. National Western filed a Notice of Appeal on June 10, 2016, filed its Appeal Brief on September 12, 2016, and oral arguments with the U.S. Court of Appeals for the First Circuit were held on March 9, 2017. On June 29, 2017, the Court of Appeals vacated the district court's judgment and remanded to the district court to determine whether it is nevertheless equitable for the case to proceed without Francisco Iglesias-Alvarez. Plaintiffs filed a Motion in Support of Determination in Equity and Good Conscience That Action Should Proceed Among Existing Parties Under Fed.R.Civ.P. 19(B) on September 14, 2017, and National Western filed its Opposition to Plaintiffs' Motion on October 27, 2017. On April 2, 2018 the Court asked the parties for additional briefing regarding the Court's jurisdiction over Francisco Iglesias-Alvarez, which the parties filed on April 30, 2018. On May 14, 2018, National Western filed its Opposition to Plaintiffs' Brief.  Plaintiffs filed a Motion to Strike on May 22, 2018, which National Western opposed on June 4, 2018. On August 6, 2018, the Court issued an Opinion and Order dismissing plaintiffs’ case without prejudice.

On September 28, 2017, a purported shareholder derivative lawsuit was filed in the 122nd District Court of Galveston County, State of Texas entitled Robert L. Moody, Jr. derivatively on behalf of National Western Life Insurance Company and National Western Life Group, Inc. v. Ross Rankin Moody, et al., naming certain current and former directors and current officers as defendants.  The complaint challenges the directors’ oversight of insurance sales to non-U.S. residents and alleges that the defendants breached their fiduciary duties in the conduct of their duties as board members by failing to act (i) on an informed basis and (ii) in good faith or with the honest belief that their actions were in the best interests of the Company.  The complaint seeks an undetermined amount of damages, attorneys’ fees and costs, and equitable relief, including the removal of the Company’s Chairman and Chief Executive Officer and other board members and/or officers of the Company.  The Company believes that the claims in the complaint are baseless and without merit, will vigorously defend this lawsuit, and will seek reimbursement of all legal costs and expenses from plaintiff.  The Company believes, based on information currently available, that the final outcome of this lawsuit will not have a material adverse effect on the Company’s business, results of operations, or consolidated financial position. The companies and directors filed their respective Pleas to the Jurisdiction ("Pleas") contesting the plaintiff's standing to even pursue this action, along with their Answers, on October 27, 2017. On December 14, 2017, plaintiff filed a Response to the Pleas and on December 21, 2017, the Court heard oral argument on the Pleas. Plaintiff then filed a First Amended Petition on January 11, 2018. The companies and directors filed a Supplement to the Pleas on January 30, 2018, to which plaintiff responded on February 1, 2018, and the companies and directors replied on February 9, 2018. On May 3, 2018, the Court issued a memorandum to all attorneys of record stating that the Court will grant the defendants' Pleas and asking the attorney for defendants to prepare and submit proposed orders/judgments granting the requested relief for consideration by the Court.  The defendants filed such proposed order granting the Pleas on May 7, 2018. On May 16, 2018 the Court issued an Order granting the Pleas and dismissing Robert L. Moody, Jr.’s claims with prejudice, and plaintiff then filed a Motion to Transfer Venue (“MTTV”).  Defendants filed an Application for Fees, seeking to recover defendants’ legal costs and expenses from plaintiff, and a Response to the MTTV on June 8, 2018.  In response plaintiff filed a Motion to Vacate, a Response to the Application for Fees, and their own Request for Attorney’s Fees on July 5, 2018.  Defendants filed a Response to the Motion to Vacate and to plaintiff’s Request for Attorney’s Fees on July 11, 2018, and the Court heard oral arguments on July 16, 2018. Plaintiff filed supplemental briefing in support of their July 5, 2018 filings on July 25, 2018, and defendants filed their response to plaintiff's supplemental briefing on July 27, 2018.
Although there can be no assurances, at the present time, the Company does not anticipate that the ultimate liability arising from such other potential, pending, or threatened legal actions will have a material adverse effect on the financial condition or operating results of the Company.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The Company had $11.5 million commitments to fund new loans and $8.7 million in commitments to extend credit relating to existing loans at June 30, 2018. The Company evaluates each customer's creditworthiness on a case-by-case basis.

(9)	INVESTMENTS

(A)	Investment Gains and Losses

The table below presents realized investment gains and losses, excluding impairment losses, for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)

Available for sale debt securities:
Realized gains on disposal	$1,981	1,635	2,021	2,608
Realized losses on disposal	—	—	—	—
Held to maturity debt securities:
Realized gains on disposal	734	1,982	1,305	3,539
Realized losses on disposal	(19)	(35)	(19)	(69)
Equity securities realized gains (losses)	—	8	—	97
Real estate gains (losses)	—	2,657	—	2,657

Totals	$2,696	6,247	3,307	8,832

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company uses the specific identification method in computing realized gains and losses. For the three months ended June 30, 2018 and 2017 the percentage of gains on bonds due to the call of securities was 99.9% and 99.0%, respectively. For the six months ended June 30, 2018 and 2017 the percentage of gains on bonds due to the call of securities was 99.7% and 84.0%, respectively. This includes calls out of the Company's available for sale portfolio of debt securities.

The table below presents net impairment losses recognized in earnings for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)

Total other-than-temporary impairment gains (losses) on debt securities	$3	23	6	43
Portion of loss (gain) recognized in comprehensive income	(3)	(23)	(6)	(43)

Net impairment losses on debt securities recognized in earnings	—	—	—	—
Equity securities impairments	—	—	—	—

Totals	$—	—	—	—

The table below presents a roll forward of credit losses on securities for which the Company also recorded non-credit other-than-temporary impairments in other comprehensive loss.

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018	Year Ended December 31, 2017
	(In thousands)

Beginning balance, cumulative credit losses related to other-than-temporary impairments	$627	627	1,440
Reductions for securities sold during current period	—	—	(813)
Additions for credit losses not previously recognized in other-than-temporary impairments	—	—	—

Ending balance, cumulative credit losses related to other-than-temporary impairments	$627	627	627

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(B)	Debt Securities

The table below presents amortized costs and fair values of debt securities held to maturity at June 30, 2018.

	Debt Securities Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
U.S. Treasury	$1,340	131	—	1,471
States and political subdivisions	458,068	11,540	(1,705)	467,903
Public utilities	995,587	9,316	(14,698)	990,205
Corporate	4,633,657	34,043	(84,964)	4,582,736
Residential mortgage-backed	1,222,714	11,955	(19,905)	1,214,764
Home equity	3,774	55	(9)	3,820
Manufactured housing	807	57	—	864

Totals	$7,315,947	67,097	(121,281)	7,261,763

The table below presents amortized costs and fair values of debt securities available for sale at June 30, 2018. As indicated in Note (2) New Accounting Pronouncements, effective January 1, 2018, equity securities are no longer included in the Securities Available for Sale category.

	Debt Securities Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
States and political subdivisions	$572	—	(5)	567
Foreign governments	9,969	11	—	9,980
Public utilities	86,452	1,553	(451)	87,554
Corporate	2,900,354	22,050	(66,395)	2,856,009
Residential mortgage-backed	17,809	965	(47)	18,727
Home equity	6,950	317	(1)	7,266

Totals	$3,022,106	24,896	(66,899)	2,980,103

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

The Company does not consider securities to be other-than-temporarily impaired when the market decline is attributable to factors such as market volatility, liquidity, spread widening and credit quality where it is anticipated that a recovery of all amounts due under the contractual terms of the security will occur and the Company has the intent and ability to hold until recovery or maturity. Based on its review, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2018. The Company will monitor the investment portfolio for future changes in issuer facts and circumstances that could result in future impairments beyond those currently identified.

During the three and six months ended June 30, 2018, the Company recorded no other-than-temporary impairment on debt securities.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Unrealized losses for debt securities held to maturity and debt securities available for sale increased during the first six months of 2018 primarily due to the upward movement in market interest rates during this period (which decreases the market price of debt securities).

The following table shows the gross unrealized losses and fair values of the Company's held to maturity debt securities by investment category and length of time the individual securities have been in a continuous unrealized loss position at June 30, 2018.

	Debt Securities Held to Maturity
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
States and political subdivisions	$74,632	(1,521)	4,771	(184)	79,403	(1,705)
Public utilities	502,654	(12,539)	32,424	(2,159)	535,078	(14,698)
Corporate	2,325,956	(61,863)	415,757	(23,101)	2,741,713	(84,964)
Residential mortgage-backed	516,969	(9,169)	187,182	(10,736)	704,151	(19,905)
Home equity	2,448	(9)	—	—	2,448	(9)

Total temporarily impaired securities	$3,422,659	(85,101)	640,134	(36,180)	4,062,793	(121,281)

The following table shows the gross unrealized losses and fair values of the Company's available for sale debt securities by investment category and length of time the individual securities have been in a continuous unrealized loss position at June 30, 2018.

	Debt Securities Available for Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
States and political subdivisions	$567	(5)	—	—	567	(5)
Public utilities	23,517	(451)	—	—	23,517	(451)
Corporate	1,550,888	(44,655)	304,263	(21,740)	1,855,151	(66,395)
Residential mortgage-backed	—	—	979	(47)	979	(47)
Home equity	1,371	(1)	—	—	1,371	(1)

Total temporarily impaired securities	$1,576,343	(45,112)	305,242	(21,787)	1,881,585	(66,899)

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

Debt securities. The gross unrealized losses for debt securities are made up of 658 individual issues, or 50.3% of the total debt securities held by the Company at June 30, 2018. The market value of these bonds as a percent of amortized cost approximates 96.9%. Of the 658 securities, 123, or 18.7%, fall in the 12 months or greater aging category; and 648 were rated investment grade at June 30, 2018.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The amortized cost and fair value of investments in debt securities at June 30, 2018, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Debt Securities Available for Sale		Debt Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Due in 1 year or less	$72,468	74,135	268,904	274,043
Due after 1 year through 5 years	1,220,280	1,229,091	2,652,956	2,661,600
Due after 5 years through 10 years	1,636,845	1,585,446	2,771,865	2,706,537
Due after 10 years	67,754	65,438	394,927	400,135
	2,997,347	2,954,110	6,088,652	6,042,315

Mortgage and asset-backed securities	24,759	25,993	1,227,295	1,219,448

Total	$3,022,106	2,980,103	7,315,947	7,261,763

(C)	Transfer of Securities

During the three and six months ended June 30, 2018 the Company made no transfers from the held to maturity category to securities available for sale.

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

Loans in foreclosure, loans considered impaired or loans past due 90 days or more are placed on a non-accrual status. If a mortgage loan is determined to be on non-accrual status, the mortgage loan does not accrue any revenue into the Condensed Consolidated Statements of Earnings. The loan is independently monitored and evaluated as to potential impairment or foreclosure. If delinquent payments are made and the loan is brought current, then the Company returns the loan to active status and accrues income accordingly. The Company had no mortgage loans past due 90 days or more at June 30, 2018 or 2017 and as a result all interest income was recognized at June 30, 2018 and 2017.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table represents the mortgage loan portfolio by loan-to-value ratio.

	June 30, 2018		December 31, 2017
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Loan-to-Value Ratio (1):
Less than 50%	$74,261	37.6	$82,224	39.4
50% to 60%	15,485	7.9	27,395	13.1
60% to 70%	95,430	48.3	86,849	41.6
70% to 80%	6,787	3.4	—	—
80% to 90%	5,439	2.8	6,929	3.3
Greater than 90%	—	—	5,502	2.6
Gross balance	197,402	100.0	208,899	100.0

Allowance for possible losses	(650)	(0.3)	(650)	(0.3)

Totals	$196,752	99.7	$208,249	99.7

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

The following table represents the mortgage loan allowance for the periods shown.

	June 30, 2018	December 31, 2017
	(In thousands)

Balance, beginning of period	$650	650
Provision	—	—
Releases	—	—

Balance, end of period	$650	650

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company's direct investments in real estate are not a significant portion of its total investment portfolio and totaled approximately $37.0 million and $37.4 million at June 30, 2018 and December 31, 2017, respectively. The Company recognized operating income on real estate properties of approximately $1.1 million and $1.4 million for the first six months of 2018 and 2017, respectively.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables set forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of the date indicated:

	June 30, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale	$2,980,103	—	2,980,103	—
Equity securities	18,637	18,637	—	—
Derivatives, index options	102,007	—	—	102,007

Total assets	$3,100,747	18,637	2,980,103	102,007

Policyholder account balances (a)	$119,009	—	—	119,009
Other liabilities (b)	14,004	—	—	14,004

Total liabilities	$133,013	—	—	133,013

During the three and six months ended June 30, 2018, the Company made no transfers into or out of Levels 1, 2 or 3.

	December 31, 2017
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale	$3,041,131	—	3,041,131	—
Equity securities, available for sale	18,478	18,478	—	—
Derivatives, index options	194,731	—	—	194,731

Total assets	$3,254,340	18,478	3,041,131	194,731

Policyholder account balances (a)	$211,159	—	—	211,159
Other liabilities (b)	15,242	—	—	15,242

Total liabilities	$226,401	—	—	226,401

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present, by pricing source and fair value hierarchy level, the Company’s assets that are measured at fair value on a recurring basis:

	June 30, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale:
Priced by third-party vendors	$2,980,103	—	2,980,103	—
Priced internally	—	—	—	—
Subtotal	2,980,103	—	2,980,103	—

Equity securities:
Priced by third-party vendors	18,637	18,637	—	—
Priced internally	—	—	—	—
Subtotal	18,637	18,637	—	—

Derivatives, index options:
Priced by third-party vendors	102,007	—	—	102,007
Priced internally	—	—	—	—
Subtotal	102,007	—	—	102,007

Total	$3,100,747	18,637	2,980,103	102,007

Percent of total	100.0%	0.6%	96.1%	3.3%

	December 31, 2017
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale:
Priced by third-party vendors	$3,041,131	—	3,041,131	—
Priced internally	—	—	—	—
Subtotal	3,041,131	—	3,041,131	—

Equity securities, available for sale:
Priced by third-party vendors	18,478	18,478	—	—
Priced internally	—	—	—	—
Subtotal	18,478	18,478	—	—

Derivatives, index options:
Priced by third-party vendors	194,731	—	—	194,731
Priced internally	—	—	—	—
Subtotal	194,731	—	—	194,731

Total	$3,254,340	18,478	3,041,131	194,731

Percent of total	100.0%	0.6%	93.4%	6.0%

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide additional information about fair value measurements for which significant unobservable (Level 3) inputs were utilized to determine fair value.

	Three Months Ended June 30, 2018
	Debt Securities, Available for Sale	Equity Securities	Derivatives, Index Options	Total Assets	Other Liabilities
	(In thousands)

Balance at April 1, 2018	$—	—	116,356	116,356	147,502
Total realized and unrealized gains (losses):
Included in net income	—	—	10,292	10,292	10,608
Purchases, sales, issuances and settlements, net:
Purchases	—	—	21,901	21,901	21,901
Sales	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	—	—	(46,542)	(46,542)	(46,998)
Transfers into (out of) Level 3	—	—	—	—	—

Balance at end of period	$—	—	102,007	102,007	133,013

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period:
Net investment income	$—	—	20,610	20,610	—
Benefits and expenses	—	—	—	—	21,861

Total	$—	—	20,610	20,610	21,861

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended June 30, 2017
	Debt Securities, Available for Sale	Equity Securities, Available for Sale	Derivatives, Index Options	Total Assets	Other Liabilities
	(In thousands)

Balance at April 1, 2017	$—	—	149,848	149,848	167,008
Total realized and unrealized gains (losses):
Included in net income	—	—	32,216	32,216	39,466
Purchases, sales, issuances and settlements, net:
Purchases	—	—	18,937	18,937	18,938
Sales	—	—	—	—	—
Issuances	—	—	—	—	515
Settlements	—	—	(51,660)	(51,660)	(52,571)
Transfers into (out of) Level 3	—	—	—	—	—

Balance at end of period	$—	—	149,341	149,341	173,356

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period:
Net investment income	$—	—	12,559	12,559	—
Benefits and expenses	—	—	—	—	15,423

Total	$—	—	12,559	12,559	15,423

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30, 2018
	Debt Securities, Available for Sale	Equity Securities	Derivatives, Index Options	Total Assets	Other Liabilities
	(In thousands)

Beginning balance, January 1, 2018	$—	—	194,731	194,731	226,401
Total realized and unrealized gains (losses):
Included in net income	—	—	(34,102)	(34,102)	(32,820)
Purchases, sales, issuances and settlements, net:
Purchases	—	—	44,277	44,277	44,277
Sales	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	—	—	(102,899)	(102,899)	(104,845)
Transfers into (out of) Level 3	—	—	—	—	—

Balance at end of period	$—	—	102,007	102,007	133,013

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period:
Net investment income	$—	—	(23,727)	(23,727)	—
Other operating expenses	—	—	—	—	(23,019)

Total	$—	—	(23,727)	(23,727)	(23,019)

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30, 2017
	Debt Securities, Available for Sale	Equity Securities, Available for Sale	Derivatives, Index Options	Total Assets	Other Liabilities
	(In thousands)

Beginning balance, January 1, 2017	$—	—	120,644	120,644	134,693
Total realized and unrealized gains (losses):
Included in net income	—	—	93,422	93,422	103,642
Purchases, sales, issuances and settlements, net:
Purchases	—	—	35,379	35,379	35,379
Sales	—	—	—	—	—
Issuances	—	—	—	—	744
Settlements	—	—	(100,104)	(100,104)	(101,102)
Transfers into (out of) Level 3	—	—	—	—	—

Balance at end of period	$—	—	149,341	149,341	173,356

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

The following table presents the valuation method for financial assets and liabilities categorized as level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

	June 30, 2018
	Fair Value	Valuation Technique	Unobservable Input
	(In thousands)

Derivatives, index options	$102,007	Broker prices	Implied volatility
			Inputs from broker proprietary models

Total assets	$102,007

Policyholder account balances	$119,009	Deterministic cash flow model	Projected option cost
Other liabilities	14,004	Black-Scholes model	Expected term
			Forfeiture assumptions

Total liabilities	$133,013

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The carrying amounts and fair values of the Company's financial instruments are as follows:

	June 30, 2018
			Fair Value Hierarchy Level
	Carrying Values	Fair Values	Level 1	Level 2	Level 3
	(In thousands)
ASSETS
Debt securities held to maturity	$7,315,947	7,261,763	—	7,259,838	1,925
Debt securities available for sale	2,980,103	2,980,103	—	2,980,103	—

Cash and cash equivalents	126,519	126,519	126,519	—	—
Mortgage loans	196,752	197,333	—	—	197,333
Policy loans	55,603	92,451	—	—	92,451
Other loans	3,969	4,152	—	—	4,152
Derivatives, index options	102,007	102,007	—	—	102,007
Equity securities	18,637	18,637	18,637	—	—
Life interest in Trust	8,676	12,775	—	—	12,775

LIABILITIES
Deferred annuity contracts	$7,684,170	7,188,821	—	—	7,188,821
Immediate annuity and supplemental contracts	422,285	427,250	—	—	427,250

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

The tables below present the fair value of derivative instruments as of June 30, 2018 and December 31, 2017, respectively.

	June 30, 2018
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments

Equity index options	Derivatives, Index Options	$102,007

Fixed-index products			Universal Life and Annuity Contracts	$119,009

Total		$102,007		$119,009

	December 31, 2017
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments

Equity index options	Derivatives, Index Options	$194,731

Fixed-index products			Universal Life and Annuity Contracts	$211,159

Total		$194,731		$211,159

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents the effect of derivative instruments in the Condensed Consolidated Statements of Earnings for the three months ended June 30, 2018 and 2017.

		June 30, 2018	June 30, 2017
Derivatives Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized In Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		(In thousands)

Equity index options	Net investment income	$10,292	32,215

Fixed-index products	Universal life and annuity contract interest	(9,357)	(36,422)

		$935	(4,207)

The table below presents the effect of derivative instruments in the Condensed Consolidated Statements of Earnings for the six months ended June 30, 2018 and 2017.

		June 30, 2018	June 30, 2017
Derivatives Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized In Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		(In thousands)

Equity index options	Net investment income	$(34,102)	93,421

Fixed-index products	Universal life and annuity contract interest	33,528	(100,046)

		$(574)	(6,625)

(12) SUBSEQUENT EVENTS

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

Management's discussion and analysis of the financial condition and results of operations (“MD&A”) of National Western Life Group, Inc. for the three and six months ended June 30, 2018 follows. Where appropriate, discussion specific to the insurance operations of National Western Life Insurance Company is denoted by "National Western" or "company". This discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related notes beginning on page 3 of this report and with the 2017 Annual Report filed on Form 10-K with the SEC.

Overview

National Western has historically provided life insurance products on a global basis for the savings and protection needs of policyholders and annuity contracts for the asset accumulation and retirement needs of contract holders. As disclosed in the Form 10-Q filed for the quarter ended March 31, 2018, the company discontinued accepting applications for the company's international products from foreign residents in May 2018.

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

The Company monitors these factors continually as key business indicators. The discussion that follows in this Item 2 includes these indicators and presents information useful to an overall understanding of the Company's business performance for the six months ended June 30, 2018, incorporating required disclosures in accordance with the rules and regulations of the Securities and Exchange Commission.

Insurance Operations - Domestic

National Western is currently licensed to do business in all states and the District of Columbia except for New York. Products marketed are annuities, universal life insurance, fixed-index universal life, and traditional life insurance, which include both term and whole life products. The company's domestic sales have historically been more heavily weighted toward annuity products, which include single and flexible premium deferred annuities, single premium immediate annuities, and fixed-index annuities. Most of these annuities can be sold either as tax qualified or non-qualified products. Presently, 98% of National Western's life premium sales come from single premium life products. At June 30, 2018, the company maintained approximately 130,000 annuity contracts in force and 49,600 domestic life insurance policies in force representing $3.2 billion in face amount of coverage.

National Western markets and distributes its domestic products primarily through independent national marketing organizations ("NMOs"). These NMOs assist the company in recruiting, contracting, and managing independent agents. The company's agents are independent contractors who are compensated on a commission basis. The company currently has approximately 28,500 domestic independent agents contracted.

During the third quarter of 2017, the company hired a new chief marketing officer over domestic marketing who has initiated new marketing and distribution strategies to include general agents, banks, broker/dealers, and wirehouses. This effort includes the subsequent addition of officers at the vice president level possessing industry experience and expertise in these new areas. The expansion of resources reflects the strategic opportunities identified by the company in the domestic market segment and aims to increase and balance sales between single and recurring premium life products. As discussed in the Sales section which follows, these efforts have resulted in a very strong start to the company's life sales in the first six months of 2018 with domestic life insurance sales increasing 49% over the comparable prior year period.

Insurance Operations - International

The company does not conduct business or maintain offices or employees in any other country, but historically did accept applications at its home office in Austin, Texas, and issued policies from there to non-U.S. residents. The company's international clientèle in force consists mainly of foreign nationals in upper socioeconomic classes. Insurance products issued during the current period have been primarily to residents of countries in South America and the Caribbean based upon applications received in the company's home office.

As disclosed in the Company's 2018 first quarter report on Form 10-Q, the company ceased accepting applications from residents of Venezuela during the first quarter of 2018 due to the unsettled political, economic, civil, and social climate existing in that country. The company had previously ceased accepting applications from residents of Brazil, Central America, and the Pacific Rim region in the fourth quarter of 2015 and from residents in the Eastern European region, primarily Russian-speaking, during 2017. As noted in Note (12) Subsequent Events in the Notes to Condensed Consolidated Financial Statements in the first quarter filing, the company ceased accepting applications for the company's international products from all remaining foreign residents effective May 11, 2018.

Issuing universal life and traditional life insurance policies to residents of countries in these different regions has provided diversification helping to minimize large fluctuations that could arise due to various economic, political, and competitive pressures that may occur from one country to another, as well as a diversification of earnings relative to the company's domestic life insurance segment. The company's decision to cease accepting applications from residents of the remaining foreign countries was primarily due to the reduced sales activity associated with this segment, the incremental expenses associated with underwriting products in this line of business, and the lower anticipated incremental contribution to profits from new sales. The company will continue to service and maintain the block of international policies in force. At June 30, 2018, the company had approximately 59,300 international life insurance policies in force representing approximately $16.2 billion in face amount of coverage.

There were some inherent risks of issuing policies to residents of other countries, which while not present within the domestic market, were reduced substantially by the company's policies and procedures in several ways. As previously described, National Western's policies for insurance coverage were with foreign nationals in upper socioeconomic classes who possessed substantial financial resources and had access to quality health care. This customer base, coupled with the company's conservative underwriting practices, has historically resulted in claims experience, due to natural causes, similar to that in the United States. In addition, the company minimized exposure to foreign currency risks by requiring payment of premiums, claims and other benefits entirely in United States dollars (except for a small block of business in Haiti whose policies are denominated in Haitian gourdes).

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)

International:
Universal life	$292	400	582	727
Traditional life	482	535	886	973
Equity-index life	1,859	1,836	4,081	3,417

	2,633	2,771	5,549	5,117
Domestic:
Universal life	21	8	29	10
Traditional life	209	20	236	58
Equity-index life	7,195	4,653	12,966	8,832

	7,425	4,681	13,231	8,900

Totals	$10,058	7,452	18,780	14,017

Life insurance sales, as measured by annualized first year premiums, increased 35% in the second quarter of 2018 as compared to the second quarter of 2017. Within this total, the domestic life insurance line of business increased 59% over the comparable results of the second quarter of 2017. For the six months ended June 30, 2018, total life sales increased 34% from 2017 levels as domestic life insurance sales expanded 49% during this period. Increasing domestic life insurance business has been a strategic point of emphasis for company management.

The company's domestic operations life insurance product portfolio includes single premium universal life ("SPUL") and equity-index universal life ("EIUL") products as well as hybrids of the EIUL and SPUL products, combining features of these core products. Equity-index universal life products continue to be the predominant product sold in the domestic life market. Most of these sales are single premium mode products (one year, five year, or ten year) designed for transferring accumulated wealth tax efficiently into life insurance policies with limited underwriting due to lesser net insurance amounts at risk (face amount of the insurance policy less cash premium contributed). These products were designed and implemented several years ago targeting the accumulated savings of the segment of the population entering their retirement years. The wealth transfer life products have been valuable offerings for the company's distributors as evidenced by their comprising 98% of total domestic life sales in the first six months of 2018. The company introduced a new term insurance product in the first quarter of 2018 which is included in the traditional life sales amounts for the quarter and six months ended June 30, 2018.

The company's international life business consisted of applications submitted by independent contractors of Latin America during the first six months of 2018. As noted previously, the company ceased accepting new applications from residents outside the U.S. effective May 11, 2018. Due to underwriting requirements, there is a lag between the time applications are submitted and policies are issued for approved risks. This lag can take up to ninety days or more in some cases. The company's mix of international life sales by geographic region is as follows for the periods shown:

	Six Months Ended June 30,
	2018	2017

Percentage of International Life Sales:
Colombia	21.5%	9.5%
Ecuador	20.6	12.8
Peru	18.1	20.5
Chile	12.4	9.6
Venezuela	10.9	27.9
Other	16.5	19.7

Totals	100.0%	100.0%

Ecuador, Colombia, Peru, Venezuela and Chile comprised the regions with contributions of 10% or more of total international sales during the six months ended June 30, 2018.

The average new policy face amounts since 2012 are as shown in the following table.

	Average New Policy Face Amount
	Domestic	International

Year ended December 31, 2012	254,900	380,200
Year ended December 31, 2013	286,000	384,000
Year ended December 31, 2014	286,600	382,600
Year ended December 31, 2015	274,500	342,500
Year ended December 31, 2016	308,700	336,500
Year ended December 31, 2017	317,200	306,300
Six months ended June 30, 2018	328,800	290,200

The company's efforts were historically directed toward accepting applications from upper socio-economic residents of international countries and to issuing single premium life products as part of its wealth transfer strategies for domestic life sales. In both of these strategies the company's portfolio of fixed-index (equity indexed) life insurance products plays an important role. Fixed-index life products accounted for 91% of total life sales in the first six months of 2018, as compared to 87% for the same period in 2017.

The table below sets forth information regarding National Western's life insurance in force for each date presented.

	Insurance In Force as of
	June 30,
	2018	2017
	($ in thousands)

Universal life:
Number of policies	38,470	41,880
Face amounts	$3,662,980	4,479,300

Traditional life:
Number of policies	31,640	33,080
Face amounts	$3,438,360	3,457,820

Fixed-index life:
Number of policies	38,850	38,440
Face amounts	$9,076,440	9,209,630

Rider face amounts	$3,185,150	3,027,760

Total life insurance:
Number of policies	108,960	113,400
Face amounts	$19,362,930	20,174,510

At June 30, 2018, the company’s face amount of life insurance in force was comprised of $16.2 billion from the international line of business and $3.2 billion from the domestic line of business. At June 30, 2017, these amounts were $17.2 billion and $3.0 billion for the international and domestic lines of business, respectively.

Annuities

The following table sets forth information regarding the company's annuity sales activity as measured by single and annualized first year premiums. Similar to life insurance sales, these figures are considered a non-GAAP financial measure but are shown in accordance with industry practice and depict National Western's sales productivity.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)

Fixed-index annuities	$104,150	136,069	207,349	272,791
Other deferred annuities	3,415	4,033	7,465	11,460
Immediate annuities	979	395	1,389	1,082

Totals	$108,544	140,497	216,203	285,333

The company's mix of annuity sales has historically shifted with interest rate levels and the relative performance of the equity market. With the decline in interest rates subsequent to the subprime crisis, sales of fixed-index products have become proportionately greater generally accounting for 90% or more of all annuity sales the past several years. During the first six months of 2018, this percentage approached 96% reflecting the ongoing bull market run in equities since bottoming out in 2009. For all fixed-index products, the company purchases over the counter call options to hedge the equity return feature. The options are purchased relative to the issuance of the annuity contracts in such a manner to minimize timing risk. Generally, the index return during the indexing period (if the underlying index increases) becomes a component in a formula (set forth in the annuity), the result of which is credited as interest to contract holders electing the index formula crediting method at the beginning of the indexing period. The formula result can never be less than zero with these products. The company does not deliberately mismatch or under hedge for the equity feature of the products. Fixed-index products also provide the contract holder the alternative to elect a fixed interest rate crediting option.

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

The following table sets forth information regarding annuities in force for each date presented.

	Annuities In Force as of
	June 30,
	2018	2017
	($ in thousands)

Fixed-index annuities
Number of policies	74,760	74,860
GAAP annuity reserves	$5,907,195	5,841,396

Other deferred annuities
Number of policies	41,800	45,330
GAAP annuity reserves	$1,672,378	1,824,500

Immediate annuities
Number of policies	13,440	13,980
GAAP annuity reserves	$361,106	370,356

Total annuities
Number of policies	130,000	134,170
GAAP annuity reserves	$7,940,679	8,036,252

Impact of Recent Business Environment

The Company's business is generally aided by an economic environment experiencing growth, whether moderate or vibrant, characterized by metrics which indicate improving employment data and increases in personal income. Incoming data have continued to reinforce expectations for a "goldilocks" economic environment domestically with low inflation, a strong labor market, and stable growth. Strong consumer spending, strengthening business investment and industrial production, along with increasing government spending propelled 2nd quarter GDP growth above 4%. This was the strongest growth rate in four years and consumer sentiment has correspondingly picked up.

As noted previously, the Department of Labor's (DOL) fiduciary rule served as a sales impediment for life insurers who offer equity-indexed annuity products. On March 15, 2018, the Fifth Circuit Court of Appeals vacated the DOL's fiduciary rule. The appellate judges ruled that the DOL exceeded its statutory authority under the Employee Retirement Income Security Act ("ERISA") when it promulgated the rule. In particular, the judges criticized a key provision of the fiduciary rule, the best-interest-contract exemption ("BICE") which required sellers of equity-indexed annuities to sign a legally binding agreement to act in a client's best interests. The majority opinion stated that the BICE replaced former exemptions with "a web of duties and legal vulnerabilities" that went outside the DOL's authority under ERISA. Subsequently, on June 21st, the Fifth Circuit Court of Appeals confirmed their March decision issuing a mandate making effective their previous decision to vacate the DOL regulation. It is uncertain what effect, if any, the appellate court's ruling will have upon future sales of equity-indexed annuities and the Company's business.

With regard to the credit market, industry analysts and observers generally agree that a sudden jump in interest rate levels, while presently a highly unlikely scenario, would be harmful to life insurers with interest-sensitive products as it could provide an impetus for abnormal levels of product surrenders and withdrawals at the same time fixed debt securities held by insurers declined in market value. Currently, the consensus view of the Federal Reserve's course of action is predicated on the thesis that the U.S. economy is in a position to absorb a series of interest rate hikes without impeding ongoing economic growth. This view was recently confirmed by the Federal Reserve Chairman who indicated that the best path moving forward was to keep gradually increasing the federal funds rate.The capital markets appear to remain healthy with credits spreads between high yield and treasuries tight by historical measures. Somewhat of a concern is a narrowing of the gap between short-term and long-term rate levels and the prospect for the yield curve to invert which typically has been a harbinger for a contraction in economic growth. It is uncertain what direction and at what pace interest rate movements may occur in the future and what impact, if any, such movements would have on the Company's business, results of operations, cash flows or financial condition.

The U.S life insurance sector today is faced with an interest rate, economic, and regulatory environment making strategic long-term planning decisions more challenging and vulnerable to inaccurate assessments. In an environment such as this, the need for a strong capital position that can cushion against unexpected bumps is critical for stability and ongoing business activity. The Company's operating strategy continues to be focused on maintaining capital levels substantially above regulatory and rating agency requirements. Our business model is predicated upon steady growth in invested assets while managing the block of business within profitability objectives. A key premise of our financial management is maintaining a high quality investment portfolio, well matched in terms of duration with policyholder obligations, that continues to outperform the industry with respect to adverse impairment experience. This discipline enables the Company to sustain resources more than adequate to fund future growth and absorb abnormal periods of cash outflows.

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

Consolidated Operations

Revenues.  The following details Company revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)

Universal life and annuity contract charges	$39,945	40,697	78,465	82,061
Traditional life premiums	4,928	4,133	9,073	8,354
Net investment income (excluding derivatives)	111,510	110,397	216,649	220,933
Other revenues	5,287	4,537	10,284	9,042

Operating revenues	161,670	159,764	314,471	320,390
Derivative gain (loss)	10,292	32,215	(34,102)	93,421
Net realized investment gains (losses)	2,696	6,247	3,307	8,832

Total revenues	$174,658	198,226	283,676	422,643

Universal life and annuity contract charges - Revenues for universal life and annuity contracts were lower for the first six months in 2018 compared to 2017. Revenues for universal life and annuity products consist of policy charges for the cost of insurance, administration charges, surrender charges assessed against policyholder account balances, and amortization of deferred premium loads less reinsurance premiums, as shown in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)

Contract Revenues:
Cost of insurance and administrative charges	$32,211	33,400	64,524	66,908
Surrender charges	10,150	11,300	19,138	23,568
Other charges	2,161	205	3,440	40
Gross contract revenues	44,522	44,905	87,102	90,516

Reinsurance premiums	(4,577)	(4,208)	(8,637)	(8,455)

Net contract revenues	$39,945	40,697	78,465	82,061

Cost of insurance charges typically trend with the size of the universal life insurance block in force and the amount of new business issued during the period. Universal life insurance in force during the six months ended June 30, 2018 averaged approximately $18.5 billion while for the same period of 2017 it averaged $19.2 billion. For the three months ended June 30, 2018, cost of insurance charges decreased to $26.5 million from $26.8 million at June 30, 2017, and for the six months ended June 30, 2018, cost of insurance charges decreased to $53.3 million from $53.7 million at June 30, 2017. Administrative charges pertaining to new business issued declined to $5.7 million for the three months ended June 30, 2018 from $6.6 million for the same period in 2017, and to $11.3 million for the six months ended June 30, 2018 versus $13.2 million for the six months ended June 30, 2017, due to a lower number of international life insurance policies issued.

Surrender charges assessed against policyholder account balances upon withdrawal decreased in the first six months of 2018 versus the comparable prior year period. While the company earns surrender charge income that is assessed upon policy terminations, the company's overall profitability is enhanced when policies remain in force and additional contract revenues are realized and the company continues to make an interest rate spread equivalent to the difference it earns on its investment and the amount that it credits to policyholders. In the first six months of 2018, lapse rates on international life insurance policies were better than the prior year while lapse rates for domestic insurance and annuity policies increased somewhat. Surrender charge income recognized is also dependent upon the duration of policies at the time of surrender (i.e. later duration policy surrenders having a lower surrender charge assessed and earlier duration surrenders having a higher surrender charge).

Other charges include the amortization into income of the premium load on single premium life insurance products which is deferred at the inception of the policy. As these products have become a substantial portion of domestic life insurance sales over the past several years, the amortization of accumulated deferrals has surpassed current period premium loads deferred.

Traditional life premiums - Traditional life premiums were higher in the three and six months ended June 30, 2018 compared to the same periods in 2017 reflecting an increase in domestic life insurance sales with new product offerings. Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period. The company's life insurance sales focus has historically been primarily centered around universal life products, although additional domestic life term products have been added to the company's portfolio recently. Universal life products, especially the company's equity indexed universal life products which offer the opportunity for consumers to acquire life insurance protection and receive credited interest linked in part to an outside market index, have been more popular product offerings in the company's markets representing 91% of new life insurance sales for 2018 thus far.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)

Gross investment income:
Debt and equities	$101,776	102,435	201,831	205,876
Mortgage loans	2,859	2,399	5,945	5,688
Policy loans	741	870	1,560	1,753
Short-term investments	301	181	822	246
Other invested assets	6,144	4,806	7,203	7,955

Total investment income	111,821	110,691	217,361	221,518
Less: investment expenses	311	294	712	585

Net investment income (excluding derivatives)	111,510	110,397	216,649	220,933
Derivative gain (loss)	10,292	32,215	(34,102)	93,421

Net investment income	$121,802	142,612	182,547	314,354

For the six months ended June 30, 2018, debt and equity securities generated approximately 93% of total net investment income, excluding derivative gain (loss). The Company's strategy is to invest substantially all of its cash flows in fixed debt securities consistent with its guidelines for credit quality, duration, and diversification. The lower level of investment income from debt and equity securities through the second quarter of 2018 versus 2017, reflects higher yielding debt securities maturing or being called by borrowers and being replaced with lower yielding securities in the current interest rate environment. Investment yields on new bond purchases during the first six months of 2018 approximated 4.02% slightly above the portfolio's weighted average yield of 3.92% at June 30, 2018.

Effective January 1, 2018, new accounting guidance requires that changes in fair values of equity securities be included in the Consolidated Statements of Earnings. For the quarter and six months ended June 30, 2018 an unrealized gain/(loss) of $0.4 million and $(0.1) million, respectively, is included in net investment income (in the Debt and equities line item in the above table) reflecting the change in fair value during each period.

Mortgage loan investment income for the six months ended June 30, 2018 increased versus the comparable period in 2017 reflecting higher yielding loans paying off early and the resultant prepayment fees received. The portfolio balance increased from $174.5 million at December 31, 2016 to $208.2 million at December 31, 2017 as the Company identified this as an area of investment focus. The mortgage loan portfolio balance decreased slightly to $196.8 million at June 30, 2018 reflecting seasonal competition in loan origination efforts (competing mortgage lenders are typically more active during the first calendar half of the year). During the six months ended June 30, 2018 the Company originated new mortgage loans in the amount of $9.9 million compared to $31.8 million in the comparable period of 2017.

In order to evaluate underlying profitability and results from ongoing operations, net investment income performance is analyzed excluding derivative gain (loss), which is a common practice in the insurance industry.  Net investment income and average invested assets shown below includes cash and cash equivalents. Net investment income performance is summarized as follows:

	Six Months Ended June 30,
	2018	2017
	(In thousands)

Excluding derivatives:
Net investment income	$216,649	220,933
Average invested assets, at amortized cost	$10,772,031	10,533,389
Annual yield on average invested assets	4.02%	4.19%

Including derivatives:
Net investment income	$182,547	314,354
Average invested assets, at amortized cost	$10,920,400	10,668,381
Annual yield on average invested assets	3.34%	5.89%

The yield on average invested assets during the first six month of 2018, excluding derivatives, declined from 2017 as yields obtained on new fixed maturity debt securities investments during the first six months of 2018 and the remainder of 2017 were below the total weighted average yield of the portfolio. During 2017, the average yield on bond purchases to fund insurance operations was 3.57% representing a 1.19% spread over treasury rates. Insurance operation bond purchases through the second quarter of 2018 had a higher average yield of 4.02% as spreads decreased marginally to 1.16% over treasury rates during this period. While treasury rates increased in the first six months, the demand for fixed income securities kept the spread margin over treasury rates fairly level.

The bond yield rates obtained during 2017 were below the weighted average bond portfolio rate during the period. During the first half of 2018 yields on new purchases exceeded the weighted average bond portfolio rate for the first time in many years. The weighted average quality of new purchases during the first six months of the current year was "BBB+" matching the overall quality rating of purchases during 2017. The composite duration of purchases during the first six months of 2018 was approximately the same as that for 2017 purchases. The Company's general investment strategy is to purchase debt securities with maturity dates approximating ten years in the future. Accordingly, an appropriate measure for benchmarking the direction of interest rate levels for the Company's debt security purchases is the ten year treasury bond rate. After ending 2017 at a rate of 2.41%, the daily closing yield of the ten year treasury bond ranged from a low of approximately 2.45% to a high of roughly 3.10% during the first six months of 2018, and ended the second calendar quarter at 2.86%.

The pattern in average invested asset yield, including derivatives, incorporates increases and decreases in the fair value of index options purchased by the company to support its fixed-index products. Fair values of the purchased call options decreased during the first six months of 2018 and increased during the comparable 2017 period, corresponding to the movement in equity market indices in these time frames. Refer to the derivatives discussion below for a more detailed explanation of these instruments.

Other revenues - Other revenues primarily pertain to the Company's two nursing home operations in Reno, Nevada and San Marcos, Texas, and the operations of Braker P III ("BP III"), a subsidiary created at the end of 2016 to own and manage a commercial office building BP III acquired. Revenues associated with the nursing operations were $8.8 million and $8.9 million for the six months ended June 30, 2018 and 2017, respectively. Level nursing home revenues reflect stable census figures at the facilities thus far in 2018 and a steady mix of payor sources by patient types. Revenues associated with BP III were $1.4 million and $0.7 million in the first six months of 2018 and 2017, respectively. The increased revenues in 2018 reflect tenant leases that have been subsequently entered into.

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

Gains and losses from index options are substantially due to changes in equity market conditions. Index options are intended to act as hedges to match the returns on the product's underlying reference index and the rise or decline in the index relative to the index level at the time of the option purchase which causes option values to likewise rise or decline. As income from index options fluctuates with the underlying index, the contract interest expense to policyholder accounts for the company's fixed-index products also fluctuates in a similar manner and direction. For the three and six months ended June 30, 2018 and 2017, the Company recorded realized and unrealized gains/(losses) from index options as shown below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)

Derivatives:
Unrealized gain (loss)	$(17,312)	(399)	(101,622)	30,856
Realized gain (loss)	27,604	32,614	67,520	62,565

Total gain (loss) included in net investment income	$10,292	32,215	(34,102)	93,421

Total contract interest	$60,990	82,170	59,172	192,063

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

The financial statement investment spread, the difference between investment income and interest credited to contractholders, is subject to variations from option performance during any given period. For example, many of the company's equity-index annuity products provide for the collection of asset management fees. These asset management fees are assessed when returns on expiring options are positive, and they are collected prior to passing any additional returns above the assessed management fees to the policy contractholders. During periods of positive returns, the collected asset management fees serve to increase the financial statement spread by increasing option realized gains reported as investment income in an amount greater than interest credited to policy contractholders which is reported as contract interest expense. Asset management fees collected in the first six months of 2018 and 2017 were approximately $13.3 million and $16.9 million, respectively. For the three months ended June 30, 2018 and 2017, asset management fees collected were $7.2 million and $10.3 million, respectively.

Net realized investment gains (losses) - Realized gains (losses) on investments include proceeds from bond calls and sales as well as impairment write-downs on investments in debt securities and real estate. The net gains reported for the six months ended June 30, 2018 consisted of gross gains of $3.3 million offset by gross losses of $0.0 million. The net gains reported for the six months ended June 30, 2017 consisted of gross gains of $8.9 million offset by gross losses of $0.1 million.

The Company records impairment write-downs when a decline in value is considered to be other-than-temporary and full recovery of the investment is not expected. Impairments due to credit factors are recorded in the Company's Condensed Consolidated Statements of Earnings while non-credit (liquidity) impairment losses are included in Condensed Consolidated Statements of Comprehensive Income (Loss). No impairment or valuation write-downs were recorded in the Company's Condensed Consolidated Statements of Earnings for the six months ended June 30, 2018 and 2017.

Benefits and Expenses.  The following table details benefits and expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)

Life and other policy benefits	$17,461	17,854	38,862	37,611
Amortization of deferred policy acquisition costs	31,069	33,058	63,298	67,270
Universal life and annuity contract interest	60,990	82,170	59,172	192,063
Other operating expenses	24,795	26,343	48,428	51,435

Totals	$134,315	159,425	209,760	348,379

Life and other policy benefits - Death claim benefits, the largest component of policy benefits, were $20.2 million in the first six months of 2018 compared to $20.9 million for the first six months of 2017. Death claim amounts are generally subject to variation from period to period. For the first six months of 2018, the number of life insurance claims increased 7% from the comparable period in 2017 while the average dollar amount per net claim declined to $42,200 from $44,300. The death claim amount was slightly lower in 2018 due to higher cash values on universal life claims compared to the prior year period (cash values serve to reduce the company's out-of-pocket benefit expense). The company's overall mortality experience has generally been consistent with or better than its product pricing assumptions. Mortality exposure is managed through reinsurance treaties under which the Company's retained maximum net amount at risk on any one life is capped at $500,000.

Life and other policy benefits also includes policy liabilities held associated with the company's traditional life products, including riders such as the company's withdrawal benefit rider ("WBR"), a popular rider to its equity-indexed annuity products. The increase associated with these policy liabilities was $4.0 million and $4.9 million in the quarters ended June 30, 2018 and 2017, respectively, and $12.0 million and $10.4 million, respectively, for the six months then ended.

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

The following table identifies the effects of unlocking adjustments on DPAC balances recorded through amortization expense separate from recurring amortization expense components for the three and six months ended June 30, 2018 and 2017.

Amortization of DPAC	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)

Unlocking adjustments	$—	1,079	—	1,079
Other amortization components	31,069	31,979	63,298	66,191

Totals	$31,069	33,058	63,298	67,270

The Company is required to evaluate its emergence of profits continually and management believes that the current amortization patterns of deferred policy acquisition costs are reflective of actual experience. It is the company's intent, absent intervening events or experience, to annually perform any necessary DPAC balance unlockings in the third calendar quarter of the year.

As the DPAC balance is an asset on the Company's Condensed Consolidated Balance Sheets, GAAP provides for an earned interest return on the unamortized balance each period. The earned interest serves to increase the DPAC balance and reduce other amortization component expense. The rate at which the DPAC balance earns interest is the average credited interest rate on the company's universal life and annuity policies in force, including credited interest on equity-indexed policies. The amount of earned interest on DPAC balances was $6.7 million and $7.5 million in the quarters ended June 30, 2018 and 2017, respectively, decreasing other amortization component expense. The amount of earned interest on DPAC balances for the six months ended June 30, 2018 and 2017 was $16.2 million and $15.6 million, respectively.

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

The company's approximated average credited rates through the first six months, excluding and including equity-indexed products, were as follows:

	June 30,		June 30,
	2018	2017	2018	2017
	(Excluding fixed-index products)		(Including fixed-index products)

Annuity	2.12%	2.21%	0.98%	3.31%
Interest sensitive life	3.38%	3.48%	2.29%	7.19%

Contract interest reported in financial statements also encompasses the performance of the index options associated with the company's fixed-index products. As previously noted, the market value changes of these derivative features resulted in net realized and unrealized gains/(losses) of $(34.1) million and $93.4 million being included in net investment income for the six months ended June 30, 2018 and 2017, respectively. These returns similarly increased/(decreased) the computed average credited rates for the periods shown above. Policyholders of equity-indexed products cannot receive an interest credit below 0% according to the policy contract terms.

Generally, the impact of the market value change of index options on asset values aligns closely with the movement of the embedded derivative liability held for the company's fixed-index products such that the net effect upon pretax earnings is negligible (i.e. net realized and unrealized gains/(losses) included in net investment income approximate the change in contract interest associated with the corresponding embedded derivative liability change). However, other aspects of the embedded derivatives can cause deviations to occur between the change in index option asset values included in net investment income and the change in the embedded derivative liability included in contract interest. As noted in the discussion of net investment income, the collection of asset management fees in a period can cause investment income to increase marginally higher than contract interest expense since these collected fees are deducted from indexed interest credited to policyholders. During the three months ended June 30, 2018 and 2017, asset management fees collected were $7.2 million and $10.3 million, respectively, and for the six months then ended $13.3 million and $16.9 million, respectively.

Accounting rules require the embedded derivative liability to include a projection of asset management fees estimated to be collected in the succeeding fiscal year. The change in this projection, plus or minus, is included in contract interest for the period being reported on. In the three month periods ended June 30, 2018 and 2017, contract interest was increased/(decreased) $(0.8) million and $3.2 million, respectively, for these projection changes. For the six months ended June 30, 2018 and 2017, contract interest was increased $1.7 million and $3.5 million, respectively.

Contract interest expense also includes reserve changes for immediate annuities, two tier annuities, excess death benefit reserves, excess annuitizations, and amortization of deferred sales inducement balances. These items are offset by policy charges assessed for policies having the withdrawal benefit rider (WBR). As changes in these items collectively impact contract interest expense, financial statement interest spread is also affected. For the three month periods ended June 30, 2018 and 2017 the changes in these items increased contract interest expense by $9.1 million and $12.5 million, respectively, while for the six months then ended contract interest expense was increased by $12.9 million and $20.8 million, respectively. The lower contract interest charges in the 2018 periods reflect higher WBR charges assessed (which reduces contract interest expense) and smaller reserve increases associated with immediate and two-tier annuities due to decreases in the size of these blocks of business.

Similar to deferred policy acquisition costs, the company defers sales inducements in the form of first year credited interest bonuses on annuity products that are directly related to the production of new business. These bonus interest charges are deferred and amortized using the same methodology and assumptions used to amortize other capitalized acquisition costs and the amortization is included in contract interest. In addition, deferred sales inducement balances are also reviewed periodically to ascertain whether actual experience has deviated significantly from that assumed (unlock) and are adjusted to reflect current policy lapse or termination rates, expense levels and credited rates on policies compared to anticipated experience (true-up). These adjustments, plus or minus, are included in contract interest expense. No unlocking adjustments were recorded during the first half of 2018 or 2017.

Other operating expenses - Other operating expenses consist of general administrative expenses, licenses and fees, commissions not subject to deferral, nursing home expenses, real estate expenses, and compensation costs. These expenses for the six months ended June 30, 2018 and 2017 are summarized in the table that follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)

General insurance expenses	$7,242	7,155	15,597	15,909
Nursing home expenses	3,943	4,165	7,899	8,487
Compensation expenses	7,807	8,945	13,974	15,063
Commission expenses	2,203	2,730	4,525	5,295
Real estate expenses	1,133	703	2,347	1,376
Taxes, licenses and fees	2,467	2,645	4,086	5,305

Totals	$24,795	26,343	48,428	51,435

General insurance expenses include software amortization expense associated with the company's proprietary policy administration system which was phased into production over the past couple of years as well as other acquired software. Expenses pertaining to these items were $3.1 million and $2.3 million in the second quarter of 2018 and 2017, respectively, and $5.6 million and $4.6 million in the first half of 2018 and 2017, respectively. This category also includes employee benefit plan expenses for the various employee health and retirement plans the company sponsors. Related expenses for the second quarter of 2018 and 2017 were $1.5 million and $2.3 million, respectively, and for the first half of 2018 and 2017 were $3.0 million and $4.6 million, respectively.

Compensation expenses include share-based compensation costs related to outstanding vested and nonvested stock options and stock appreciation rights ("SARs"), restricted stock units ("RSUs") and performance share units ("PSUs"). The related share-based compensation costs move in tandem not only with the number of awards outstanding but also with the movement in the market price of the Company's Class A common stock as a result of marking the stock options, SARs, and RSUs to fair value under the liability method of accounting. Consequently, the related expense amount varies positive or negative in any given period. For the three-month periods shown, share-based compensation expense was $1.3 million in 2018 and $3.6 million in 2017. For the six-month periods shown, shared-based compensation expense was $0.7 million in 2018 and $4.3 million in 2017. The Company's Class A common share price decreased from $331.02 at December 31, 2017 to $304.88 at March 31, 2018 and increased slightly to $307.26 at June 30, 2018. No performance share awards were granted in the second quarter or first six months of 2018. During the six months ended June 30, 2017, the Company awarded 11,715 SARs, 4,385 RSUs, and 4,526 PSUs to directors and officers.

Real estate expenses pertain to the commercial building operated by Braker P III. The building was acquired at year-end 2016 and the company relocated to this facility during the fourth quarter of 2017. The higher operating expenses for the 2018 periods relative to the 2017 periods reflect the company's occupancy as well as other third party tenants.

Taxes, licenses and fees include premium taxes and licensing fees paid to state insurance departments, guaranty fund assessments, the company portion of social security and Medicare taxes, real estate taxes, state income taxes, and other state and municipal taxes. Premium tax expense decreased to $1.6 million in the first six months of 2018 from $1.9 million in the comparable period of 2017 due to recoveries of overpaid taxes and the reduction of related accrual liabilities. Other state taxes decreased to $0.8 million in the second quarter of 2018 from $1.3 million in 2017 and to $0.7 million in the first six months of 2018 from $1.5 million in the same period for 2017 due to a favorable resolution of a contingent state tax liability in 2018 and lesser state corporate income taxable income.

Federal Income Taxes. Federal income taxes on earnings from operations reflect an effective tax rate of 19.7% for the six months ended June 30, 2018 compared to 34.0% for the six months ended June 30, 2017. The Federal corporate tax rate decreased to 21% effective in 2018 under the Tax Cuts and Jobs Act ("Tax Act") passed in December 2017. The Company's effective tax rate is typically lower than the Federal statutory rate due to tax-exempt investment income related to municipal securities and dividends-received deductions on income from stocks, absent other permanent tax items. While the Company's overall effective tax rate remains close to the statutory rate level, the Company's current tax expense remains elevated due to another provision of the Tax Act which capped the amount of tax reserves a life insurer is able to deduct in arriving at its taxable income. This provision requires a recalculation of the reserves at January 1, 2018, limited to the greater of net surrender value or 92.81% of the reserve method prescribed by the National Association of Insurance Commissioners which covers such contracts as of the date the reserve is determined. Accordingly, the Company reduced its reserves as of January 1, 2018 by approximately $400 million. The effect of limiting the tax reserve deductible in the current tax computation serves to increase the Company's taxable income by approximately $50 million per year through 2025. At the Federal statutory rate of 21%, the impact upon current tax expense is an increase of approximately $5.2 million for the first six months of 2018.

Segment Operations

Summary of Segment Earnings

A summary of segment earnings/(losses) for the three and six months ended June 30, 2018 and 2017 is provided below. The segment earnings/(losses) exclude realized gains and losses on investments, net of taxes.

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
	(In thousands)

Segment earnings (losses):
Three months ended:
June 30, 2018	$760	10,454	10,337	8,785	30,336
June 30, 2017	$(472)	9,488	7,025	5,381	21,422

Six months ended:
June 30, 2018	$1,156	20,526	22,782	12,264	56,728
June 30, 2017	$(628)	18,858	14,871	10,179	43,280

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)

Premiums and contract revenues:
Premiums and contract charges	$10,114	9,066	19,715	17,915
Net investment income	13,556	15,023	14,219	34,613
Other revenues	—	6	—	19

Total revenues	23,670	24,095	33,934	52,547

Benefits and expenses:
Life and other policy benefits	5,103	5,448	9,912	10,367
Amortization of deferred policy acquisition costs	2,709	2,994	5,384	5,783
Universal life insurance contract interest	9,907	11,210	7,046	27,457
Other operating expenses	5,006	5,157	10,153	9,889

Total benefits and expenses	22,725	24,809	32,495	53,496

Segment earnings (loss) before Federal income taxes	945	(714)	1,439	(949)
Provision (benefit) for Federal income taxes	185	(242)	283	(321)

Segment earnings (loss)	$760	(472)	1,156	(628)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)

Universal life insurance revenues	$11,128	10,578	21,886	20,283
Traditional life insurance premiums	1,540	691	2,613	1,968
Reinsurance premiums	(2,554)	(2,203)	(4,784)	(4,336)

Totals	$10,114	9,066	19,715	17,915

The company's domestic life insurance in force, in terms of policy count, has been declining for some time. The pace of new policies issued has lagged the number of policies terminated from death or surrender by roughly a two-to-one rate over the past several years. While the in force policy count has declined, the level of insurance in force (face amount of policies) from which contract charge revenue is received has remained relatively constant as new policies issued have substantially higher amounts of insurance compared to those policies terminating. The number of domestic life insurance policies in force has declined from 51,600 at December 31, 2016 to 50,200 at December 31, 2017, and to 49,600 at June 30, 2018. Policy lapse rates in the first six months of 2018 approximated 6.75% compared to 6.00% and 7.45% in 2017 and 2016, respectively.

Universal life insurance revenues are also generated with the issuance of new business based upon amounts per application and percentages of the face amount (volume) of insurance issued. The number of domestic life policies issued in the first six months of 2018 was 51% higher than in the comparable period for 2017 and the volume of insurance issued was 58% more than that in 2017. Universal life insurance revenues also include surrender charge income realized on terminating policies and, in the case of domestic universal life, amortization into income of the premium load on single premium policies which the company began deferring in 2013.

Premiums collected on universal life products are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings in accordance with GAAP.  Actual domestic universal life premiums collected are detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)

Universal life insurance:
First year and single premiums	$51,040	32,861	91,398	62,325
Renewal premiums	5,065	5,124	9,764	10,131

Totals	$56,105	37,985	101,162	72,456

During the past couple of years the company has achieved some success in growing sales of its domestic life insurance new business. Sales have been substantially weighted toward single premium policies which do not have much in the way of recurring premium payments. These products are targeting wealth transfer strategies involving the movement of accumulated wealth in alternative investment vehicles, including annuities, into life insurance products. As a result, renewal premium levels have not been exhibiting a corresponding level of increase. Traditional life insurance premiums increased in three and six month periods ended June 30, 2018 compared to the prior year periods reflecting the company's release of a new term insurance product series.

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

A detail of net investment income for domestic life insurance operations is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)

Net investment income (excluding derivatives)	$10,057	9,390	19,554	18,322
Derivative gain (loss)	3,499	5,633	(5,335)	16,291

Net investment income	$13,556	15,023	14,219	34,613

Life and policy benefits for a smaller block of business are subject to variation from quarter to quarter. Claim activity during the first six months of 2018 was in line with historical trends but was higher compared to the same period for 2017. The number of incurred claims during the first six months of 2018 increased 11% compared to the first six months of 2017 while the average net claim amount (after reinsurance) decreased to $25,500 from $26,100. The low face amount per claim relative to current issued amounts of insurance per policy reflects the older block of domestic life insurance policies sold which were final expense type products (i.e. purchased to cover funeral costs). GAAP reporting requires that claims be recorded after any cash value amounts that have been accumulated in the policies. While domestic claims increased in the first six months of 2018 compared to 2017, the accumulated cash values on the claims incurred was substantially higher in the current period. The company's overall mortality experience for this segment has been better than pricing assumptions.

As noted previously in the discussion of Results of Operations, the company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience with the adjustment reflected in current period amortization expense. To the extent required, the company may also record unlocking adjustments to DPAC balances. The following table identifies the effects of unlocking adjustments on domestic life insurance DPAC balances recorded through amortization expense separate from recurring amortization expense components for the three and six months ended June 30, 2018 and 2017.

Amortization of DPAC	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)

Unlocking adjustments	$—	790	—	790
Other amortization components	2,709	2,204	5,384	4,993

Totals	$2,709	2,994	5,384	5,783

As noted above, in the three and six months ended June 30, 2018, the company made no unlocking adjustments to its DPAC balance for this segment.

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

International Life Insurance Operations

A comparative analysis of results of operations for the company's international life insurance segment is detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$27,461	29,710	55,378	61,210
Net investment income	10,603	14,251	12,574	32,870
Other revenues	4	21	34	47

Total revenues	38,068	43,982	67,986	94,127

Benefits and expenses:
Life and other policy benefits	4,534	4,677	10,262	10,962
Amortization of deferred policy acquisition costs	7,336	6,305	14,716	13,711
Universal life insurance and annuity contract interest	7,600	11,377	6,450	27,759
Other operating expenses	5,628	7,207	11,009	13,185

Total benefits and expenses	25,098	29,566	42,437	65,617

Segment earnings (losses) before Federal income taxes	12,970	14,416	25,549	28,510
Provision (benefit) for Federal income taxes	2,516	4,928	5,023	9,652

Segment earnings (loss)	$10,454	9,488	20,526	18,858

As with domestic life operations, revenues from the international life insurance segment include both premiums on traditional type products and contract revenues from universal life insurance. A comparative detail of premiums and contract revenues is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)

Universal life insurance revenues	$26,096	28,274	52,771	58,944
Traditional life insurance premiums	3,389	3,441	6,461	6,385
Reinsurance premiums	(2,024)	(2,005)	(3,854)	(4,119)

Totals	$27,461	29,710	55,378	61,210

In general, universal life revenues and operating earnings are anticipated to emerge with growth in the amount of life insurance in force. The volume of international life insurance in force, primarily universal life, contracted from $17.9 billion at December 31, 2016 to $16.6 billion at December 31, 2017 and further decreased to $16.2 billion at June 30, 2018. Universal life insurance revenues are also generated with the issuance of new business based upon amounts per application and percentages of the face amount (volume) of insurance issued. The number of international life policies issued in the first six months of 2018 was 1% higher than in the first six months of 2017 while the volume of insurance issued was 6% less than that issued in 2017 during the same period. As noted previously, the company ceased accepting new applications from residents outside of the U.S. in May 2018. The company had ceased accepting applications from residents of Venezuela during the first quarter of 2018 due to the unsettled political, economic, civil, and social climate existing in that country. Prior to that the company had ceased accepting applications from residents of Brazil, Central America, and the Pacific Rim region in the fourth quarter of 2015 and from residents in the Eastern European region, primarily Russian-speaking, during 2017.

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

	Amount in $'s	Annualized Termination Rate
	(millions)

Volume In Force Terminations
Six months ended June 30, 2018	847.4	9.7%
Year ended December 31, 2017	2,309.7	12.2%
Year ended December 31, 2016	2,340.6	11.6%
Year ended December 31, 2015	2,659.1	12.3%
Year ended December 31, 2014	1,825.5	8.4%
Year ended December 31, 2013	1,838.5	8.6%

The higher incidence of terminations that occurred in the 2015 through 2017 time period related to policies with residents of the countries from which the company discontinued accepting applications. As a result of the higher termination incidence, the company unlocked its DPAC balances for this segment of the business during 2016 to incorporate a greater lapse assumption, among other things.

As noted previously, premiums collected on universal life products are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings in accordance with GAAP. Actual international universal life premiums collected are detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)

Universal life insurance:
First year and single premiums	$3,724	3,496	9,062	7,384
Renewal premiums	18,750	21,675	39,297	42,188

Totals	$22,474	25,171	48,359	49,572

National Western's most popular international products have been its fixed-index universal life products in which the policyholder can elect to have the interest rate credited to their policy account values linked in part to the performance of an outside equity index. Included in the totals in the above table are collected premiums for fixed-index universal life products of approximately $31.7 million and $31.5 million for the first six months of 2018 and 2017, respectively. The reduced level of renewal premiums during 2018 compared to 2017 corresponds with the decline in policies in force due to termination activity as discussed above.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)

Net investment income (excluding derivatives)	$8,466	9,421	16,901	18,026
Derivative gain (loss)	2,137	4,830	(4,327)	14,844

Net investment income	$10,603	14,251	12,574	32,870

For liability purposes, the embedded option in the company's policyholder obligations for this feature is bifurcated and reserved for separately. Accordingly, the impact for the embedded derivative component in the equity-index universal life product is reflected in the contract interest expense for each respective period.

Life and policy benefits primarily consist of death claims on policies. National Western's clientèle for international products are generally wealthy individuals with access to U.S. dollars and quality medical care. Consequently, the amounts of coverage purchased have historically tended to be larger amounts. In the year ended December 31, 2017, the average face amount of insurance purchased was $306,300, and in the first six months of 2018, the average was lower at $290,200. While life and policy benefit expense for the international life segment reflects the larger policies purchased, mortality due to natural causes is comparable to that in the United States. The company's maximum risk exposure per insured life is capped at $500,000 through reinsurance. The average international life net claim amount (after reinsurance) in the first six months of 2018 increased to $195,000 from $168,400 in the first six months of 2017 while the number of claims incurred declined 17%.

The company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels, and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking adjustments on international life insurance DPAC balances recorded through amortization expense separate from recurring amortization expense components for the three and six months ended June 30, 2018 and 2017.

Amortization of DPAC	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)

Unlocking adjustments	$—	280	—	280
Other amortization components	7,336	6,025	14,716	13,431

Totals	$7,336	6,305	14,716	13,711

As noted in the table above, in the three months ended June 30, 2018, the company made no unlocking adjustments to its DPAC balance for this segment.

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

The decrease in other operating expenses during the three and six months ended June 30, 2018 relative to the prior year periods reflects the company's decision to cease accepting new applications for insurance in May 2018.

Annuity Operations

National Western's annuity operations are exclusively in the United States. A comparative analysis of results of operations for National Western's annuity segment is detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$7,298	6,054	12,445	11,290
Net investment income	86,915	105,474	140,458	231,908
Other revenues	18	38	37	64

Total revenues	94,231	111,566	152,940	243,262

Benefits and expenses:
Life and other policy benefits	7,824	7,729	18,688	16,282
Amortization of deferred policy acquisition costs	21,024	23,759	43,198	47,776
Annuity contract interest	43,483	59,583	45,676	136,847
Other operating expenses	9,085	9,814	17,020	19,874

Total benefits and expenses	81,416	100,885	124,582	220,779

Segment earnings (loss) before Federal income taxes	12,815	10,681	28,358	22,483
Provision (benefit) for Federal income taxes	2,478	3,656	5,576	7,612

Segment earnings (loss)	$10,337	7,025	22,782	14,871

Premiums and contract charges primarily consist of surrender charge income recognized on terminated policies. The amount of the surrender charge income recognized is determined by the volume of surrendered contracts as well as the duration of each contract at the time of surrender given the pattern of declining surrender charge rates over time that is common to most annuity contracts. The company's lapse rate for annuity contracts in the first six months of 2018 was 7.9% which was higher than the 6.7% rate during the same period in 2017. Annuity lapse rates tend to increase with increases in secular interest rate levels and as contracts approach the end of their surrender charge period.

Deposits collected on annuity contracts are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings, in accordance with GAAP. Actual annuity deposits collected for the three and six months ended June 30, 2018 and 2017 are detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)

Fixed-index annuities	$109,031	142,483	217,891	287,443
Other deferred annuities	5,451	5,661	11,624	15,300
Immediate annuities	1,143	1,173	2,394	3,066

Totals	$115,625	149,317	231,909	305,809

Fixed-index products are more attractive for consumers when interest rate levels remain low and equity markets produce positive returns. Since National Western does not offer variable products or mutual funds, fixed-index products provide an important alternative to the company's existing fixed interest rate annuity products. Fixed-index annuity deposits as a percentage of total annuity deposits were 94% and 94% for the six months ended June 30, 2018 and 2017, respectively. The percentage of fixed-index products to total annuity sales reflects the low interest rate environment and the ongoing bull market in equities.

As a selling inducement, some of the deferred products, including fixed-index annuity products, contain a first year interest bonus ranging from 1% to 7% depending upon the product, in addition to the base first year interest rate. Other products include a premium bonus ranging from 2% to 10% which is credited to the account balance when premiums are applied. These bonus rates are deferred in conjunction with other capitalized policy acquisition costs. The amounts deferred to be amortized over future periods amounted to approximately $5.1 million and $8.9 million during the first six months of 2018 and 2017, respectively. Amortization of deferred sales inducements is included as a component of annuity contract interest as described later in this discussion of Annuity Operations.

A detail of net investment income for annuity operations is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)

Net investment income (excluding derivatives)	$82,259	83,722	164,898	169,622
Derivative gain (loss)	4,656	21,752	(24,440)	62,286

Net investment income	$86,915	105,474	140,458	231,908

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

Consistent with the domestic and international life segments, the company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking adjustments on annuity DPAC balances recorded through amortization expense separate from recurring amortization expense components for the three and six months ended June 30, 2018 and 2017.

Amortization of DPAC	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)

Unlocking adjustments	$—	—	—	—
Other amortization components	21,024	23,759	43,198	47,776

Totals	$21,024	23,759	43,198	47,776

As noted in the table above, in the six months ended June 30, 2018, the company made no unlocking adjustments to its DPAC balance for this segment.

Annuity contract interest includes the equity component return associated with the call options purchased to hedge National Western's fixed-index annuities. The detail of fixed-index annuity contract interest as compared to contract interest for all other annuities is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)

Fixed-index annuities	$18,895	53,562	3,118	94,448
All other annuities	21,419	3,553	36,382	38,417

Gross contract interest	40,314	57,115	39,500	132,865
Bonus interest deferred and capitalized	(2,320)	(4,096)	(5,100)	(8,879)
Bonus interest amortization	5,489	6,564	11,276	12,861

Total contract interest	$43,483	59,583	45,676	136,847

The fluctuation in reported contract interest amounts for fixed-index annuities is driven by sales levels, the level of the business in force and the effect of positive or negative market returns of option values on projected interest credits. As noted above in the net investment income discussion, the amounts shown for contract interest for fixed-index annuities generally align with the derivative gains/(losses) included in net investment income as the impact of the market change of index options on asset values align closely with the movement of the embedded derivative liability held for these products. As noted in the discussion in the Consolidated Operations section, positive returns on expiring option contracts during the first six months of 2018 led to collection of asset management fees by National Western which are subtracted from contract interest credited to policyholders. This serves to lessen the increase in contract interest expense relative to the option gains reported in the Company's net investment income. Asset management fees collected during the three and six months ended June 30, 2018 were $7.2 million and $13.3 million, respectively, compared to $10.3 million and $16.9 million in the corresponding periods of 2017.

Annuity contract interest includes true-up adjustments for the deferred sales inducement balance which are done each period similar to that done with respect to DPAC balances with the adjustment reflected in current period contract interest expense. To the extent required, the company may also record unlocking adjustments to deferred sales inducement balances in conjunction with DPAC balance unlockings. The company made no unlocking adjustments in the first six months of 2018 or 2017 affecting deferred sales inducement balances.

Other Operations

The Company's primary business encompasses its domestic and international life insurance operations and its annuity operations. However, the Company also has small real estate, nursing home, and other investment operations through its wholly owned subsidiaries. Nursing home operations generated $0.9 million and $0.4 million of pre-tax operating earnings in the first six months of 2018 and 2017, respectively. Amounts for these periods also include the results of BP III which commenced operations at the beginning of 2017. BP III incurred pre-tax losses of $(0.9) million and $(0.7) million for the six months ended June 30, 2018 and 2017, respectively.

The remaining pre-tax earnings of $15.3 million and $15.6 million in Other Operations during the six-month periods represent investment income from real estate, municipal bonds, and common and preferred equities held in subsidiary company portfolios principally for tax-advantage purposes. Included in these amounts are semi-annual distributions from a life interest in the Libby Shearn Moody Trust which is held in NWLSM, Inc. Pretax distributions from this trust were $4.0 million and $3.1 million in the six-month periods ended June 30, 2018 and 2017, respectively.

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

	June 30, 2018		December 31, 2017
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Debt securities	$10,296,050	96.1	$10,288,155	95.2
Mortgage loans	196,752	1.8	208,249	1.9
Policy loans	55,603	0.5	56,405	0.5
Derivatives, index options	102,007	1.0	194,731	1.8
Real estate	37,028	0.3	37,420	0.3
Equity securities	18,637	0.2	18,478	0.2
Other	12,941	0.1	14,408	0.1

Totals	$10,719,018	100.0	$10,817,846	100.0

Debt Securities

The Company maintains a diversified portfolio which consists mostly of corporate, mortgage-backed, and public utility fixed income securities. Investments in mortgage-backed securities primarily include U.S. Government agency pass-through securities and collateralized mortgage obligations ("CMO"). The Company's investment guidelines prescribe limitations by type of security as a percent of the total investment portfolio and all holdings were within these threshold limits. As of June 30, 2018 and December 31, 2017, the Company's debt securities portfolio consisted of the following classes of securities:

	June 30, 2018		December 31, 2017
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Corporate	$7,489,666	72.7	$7,343,473	71.4
Residential mortgage-backed securities	1,241,441	12.1	1,301,877	12.7
Public utilities	1,083,141	10.5	1,149,651	11.2
State and political subdivisions	458,635	4.5	467,983	4.5
Asset-backed securities	11,847	0.1	13,544	0.1
Foreign governments	9,980	0.1	10,290	0.1
U.S. Treasury	1,340	—	1,337	—

Totals	$10,296,050	100.0	$10,288,155	100.0

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

	Six Months Ended June 30,	Year Ended December 31,
	2018	2017
	($ In thousands)

Cost of acquisitions	$504,560	$840,861
Average credit quality	BBB+	BBB+
Effective annual yield	4.02%	3.57%
Spread to treasuries	1.16%	1.19%
Effective duration	8.4 years	8.1 years

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

In addition to diversification, an important aspect of the Company's investment approach is managing the credit quality of its investment in debt securities. Thorough credit analysis is performed on potential corporate investments including examination of a company's credit and industry outlook, financial ratios and trends, and event risks. This emphasis is reflected in the high average credit rating of the Company's debt securities portfolio with 98.9%, as of June 30, 2018, held in investment grade securities. In the table below, investments in debt securities are classified according to credit ratings by nationally recognized statistical rating organizations.

	June 30, 2018		December 31, 2017
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

AAA	$106,200	1.0	$114,873	1.1
AA	2,082,066	20.2	2,106,243	20.5
A	3,177,772	30.9	3,199,169	31.1
BBB	4,816,089	46.8	4,766,525	46.3
BB and other below investment grade	113,923	1.1	101,345	1.0

Totals	$10,296,050	100.0	$10,288,155	100.0

The Company's investment guidelines do not allow for the purchase of below investment grade securities.  The investments held in debt securities below investment grade are the result of subsequent downgrades of the securities.  These holdings are further summarized below.

	Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	% of Invested Assets
	(In thousands, except percentages)

June 30, 2018	$118,578	113,923	112,797	1.1%

December 31, 2017	$100,992	101,345	101,140	0.9%

The Company's percentage of below investment grade securities as of June 30, 2018 compared with the percentage at December 31, 2017 increased marginally due to downgrades of several credit issuers during the period. The Company's holdings of below investment grade securities are relatively small and as a percentage of total invested assets low compared to industry averages.

Holdings in below investment grade securities by category as of June 30, 2018 are summarized below, including their comparable fair value as of December 31, 2017 for those debt securities rated below investment grade at June 30, 2018. The Company continually monitors developments in these industries for issues that may affect security valuation.

	Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	Fair Value
Industry Category	June 30, 2018	June 30, 2018	June 30, 2018	December 31, 2017
	(In thousands)

Asset-backed securities	$5,238	5,374	5,477	5,479
Residential mortgage-backed	1,026	979	979	1,000
Oil & gas	35,048	33,815	33,815	34,061
Manufacturing	57,306	53,995	52,766	54,002
Other	19,960	19,760	19,760	20,650

Totals	$118,578	113,923	112,797	115,192

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

During the six months ended June 30, 2018, the Company recorded no other-than-temporary impairment credit related write-downs on debt securities. See Note 9, Investments, of the accompanying Condensed Consolidated Financial Statements for further discussion. Since the Company's adoption of the GAAP guidance on the recognition and accounting for other-than-temporary impairments due to credit loss versus non-credit loss, the Company has recognized a cumulative total of $0.6 million of other-than-temporary impairments of which $0.6 million was deemed credit related and recognized as realized investment losses in earnings, and $0.0 million, net of amortization, was deemed a non-credit related impairment and recognized in other comprehensive income.

The Company is required to classify its investments in debt securities into one of three categories: (a) trading securities; (b) securities available for sale; or (c) securities held to maturity. The Company purchases securities with the intent to hold to maturity and accordingly does not maintain a portfolio of trading securities. Of the remaining two categories, available for sale and held to maturity, the Company makes a determination on categorization based on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. As shown in the table below, 29.1% of the Company's total debt securities, based on fair values, were classified as securities available for sale at June 30, 2018. These holdings in available for sale provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.

	June 30, 2018
	Fair Value	Amortized Cost	Unrealized Gains (Losses)
	(In thousands)

Securities held to maturity:
Debt securities	$7,261,763	7,315,947	(54,184)
Securities available for sale:
Debt securities	2,980,103	3,022,106	(42,003)

Totals	$10,241,866	10,338,053	(96,187)

Asset-Backed Securities

The Company holds approximately $11.8 million in asset-backed securities as of June 30, 2018. This portfolio includes $0.8 million of manufactured housing bonds and $11.0 million of home equity loans (also referred to as subprime securities). The Company does not have any holdings in collateralized bond obligations (“CBO”s), collateralized debt obligations (“CDO”s), or collateralized loan obligations (“CLO”s). Principal risks in holding asset-backed securities are structural, credit, and capital market risks. Structural risks include the securities' priority in the issuer's capital structure, the adequacy of and ability to realize proceeds from collateral and the potential for prepayments. Credit risks include corporate credit risks or consumer credit risks for financing such as subprime mortgages. Capital market risks include the general level of interest rates and the liquidity for these securities in the marketplace.

The Company's exposure to the subprime sector is limited to investments in the senior tranches of subprime residential mortgage loans. The subprime sector is generally categorized under the asset-backed sector. This sector lends to borrowers who do not qualify for prime interest rates due to poor or insufficient credit history. The slowing housing market, rising interest rates, and relaxed underwriting standards for loans originated after 2005 resulted in higher delinquency rates and losses beginning in 2007. These events caused illiquidity in the market and volatility in the market prices of subprime securities. The housing market subsequently stabilized and an improvement in the prices of subprime securities occurred as the bond market regained more liquidity. All of the loans classified as subprime in the Company's portfolio as of June 30, 2018 were underwritten prior to 2005 as noted in the table below.

	June 30, 2018		December 31, 2017
Investment Origination Year	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)

Subprime:
1998	$1,338	1,393	1,508	1,565
2004	9,702	9,693	10,999	10,995

Total	$11,040	11,086	12,507	12,560

During the second quarter of 2018, the Company's dollar exposure to the subprime sector decreased due to principal repayments. As of June 30, 2018, the Company held seven subprime issues of which one was rated AA, one was rated A, one was rated BBB, one was rated BB, one was rated B, one was rated CCC, and one was not rated.

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

The Company targets a minimum specified yield on mortgage loan investments determined by reference to currently available debt security instrument yields plus a desired amount of incremental basis points. During the past several years, the low interest rate environment has resulted in fewer loan opportunities being available that meet the Company's required rate of return. Mortgage loans originated by the Company totaled $59.4 million for the year ended December 31, 2017 and $9.9 million for the six months ended June 30, 2018. Principal repayments on mortgage loans for the six months ended June 30, 2018 were $21.5 million.

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

The Company held net investments in mortgage loans, after allowances for possible losses, totaling $196.8 million and $208.2 million at June 30, 2018 and December 31, 2017, respectively.  The diversification of the portfolio by geographic region and by property type was as follows:

	June 30, 2018		December 31, 2017
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Geographic Region:
West South Central	$108,471	55.0%	$119,794	57.3%
East North Central	30,462	15.4	30,876	14.8
East South Central	14,018	7.1	14,273	6.8
South Atlantic	19,908	10.1	19,155	9.2
West North Central	12,870	6.5	12,967	6.2
Pacific	7,912	4.0	8,014	3.8
Middle Atlantic	2,177	1.1	2,215	1.1
Mountain	1,584	0.8	1,605	0.8
New England	—	—	—	—
Gross balance	197,402	100.0	208,899	100.0

Allowance for possible losses	(650)	(0.3)	(650)	(0.3)

Totals	$196,752	99.7	$208,249	99.7

	June 30, 2018		December 31, 2017
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Property Type:
Retail	$90,258	45.7	$87,805	42.0
Office	67,812	34.4	74,301	35.6
Hotel/Motel	13,631	6.9	13,782	6.6
Land/Lots	3,552	1.8	10,563	5.1
All other	22,149	11.2	22,448	10.7
Gross balance	197,402	100.0	208,899	100.0

Allowance for possible losses	(650)	(0.3)	(650)	(0.3)

Totals	$196,752	99.7	$208,249	99.7

The Company's direct investments in real estate are not a significant portion of its total investment portfolio and consist primarily of income-producing properties which are being operated by a wholly owned subsidiary of National Western. The Company's real estate investments totaled approximately $37.0 million and $37.4 million at June 30, 2018 and December 31, 2017, respectively.

The Company recognized operating income of approximately $1.1 million and $1.4 million on real estate properties in the first six months of 2018 and 2017, respectively. The Company monitors the conditions and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition.

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

The correlation between fair values and interest rates for debt securities is reflected in the tables below.

	June 30, 2018	March 31, 2018	December 31, 2017
	(In thousands except percentages)

Debt securities - fair value	$10,241,866	10,386,823	10,475,235
Debt securities - amortized cost	$10,338,053	10,368,027	10,211,534
Fair value as a percentage of amortized cost	99.07%	100.18%	102.58%
Net unrealized gain (loss) balance	$(96,187)	18,796	263,701
Ten-year U.S. Treasury bond – (decrease) increase in yield for the period	0.12%	0.33%	(0.04)%

	Net Unrealized Gain (Loss) Balance
	At June 30, 2018	At March 31, 2018	At December 31, 2017	Quarter Change in Unrealized Balance	Year-to-date Change in Unrealized Balance

Debt securities held to maturity	$(54,184)	21,834	187,080	(76,018)	(241,264)
Debt securities available for sale	(42,003)	(3,038)	76,621	(38,965)	(118,624)

Totals	$(96,187)	18,796	263,701	(114,983)	(359,888)

Changes in interest rates typically have a sizable effect on the fair values of the Company's debt securities. The market interest rate of the ten-year U.S. Treasury bond increased approximately 45 basis points from 2.41% at year-end 2017 to 2.86% by the end of the first six months of 2018. Therefore the decrease in the unrealized balance position of $359.9 million was largely the result of the increase in interest rates. Given that the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in fair values have a lesser effect on the Company's Condensed Consolidated Balance Sheet.

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

The Company performed detailed sensitivity analysis as of December 31, 2017, for its interest rate-sensitive assets and liabilities. The changes in market values of the Company's debt securities in the first six months of 2018 were reasonable given the expected range of results of this analysis.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity requirements are met primarily by funds provided from operations. Premium deposits and annuity considerations, investment income, and investment maturities and prepayments are the primary sources of funds while investment purchases, policy benefits in the form of claims, and payments to policyholders and contract holders in connection with surrenders and withdrawals as well as operating expenses are the primary uses of funds. To ensure the Company will be able to pay future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed income securities. Funds are invested with the intent that the income from investments, plus proceeds from maturities, will meet the ongoing cash flow needs of the Company. The approach of matching asset and liability durations and yields requires an appropriate mix of investments. Although the Company historically has not been put in the position of having to liquidate invested assets to provide cash flow, its investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs. The Company ("National Western") may also borrow up to $40 million on its bank line of credit for short-term cash needs. There were no borrowings outstanding under the line of credit at June 30, 2018.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)

Product Line:
Traditional Life	$970	1,052	1,605	2,363
Universal Life	25,798	25,774	50,909	64,633
Annuities	160,380	149,382	307,466	271,046

Total	$187,148	176,208	359,980	338,042

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

Cash flows from the Company's insurance operations have historically been sufficient to meet current needs. Cash flows from operating activities were $145.2 million and $130.7 million for the six months ended June 30, 2018 and 2017, respectively. The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $381.3 million and $377.9 million for the six months ended June 30, 2018 and 2017, respectively. Operating and investing activity cash flow items could be reduced if interest rates rise at an accelerated rate in the future. Net cash inflows/(outflows) from the Company's universal life and investment annuity deposit product operations totaled $(185.9) million and $(117.4) million during the six months ended June 30, 2018 and 2017, respectively, reflecting the recent slowdown in annuity sales and slightly higher lapse rate thus far in 2018 compared to prior periods.

Capital Resources

The Company relies on stockholders' equity for its capital resources as there is no long-term debt outstanding and the Company does not anticipate the need for any long-term debt in the near future.  As of June 30, 2018, the Company had no commitments beyond its normal operating and investment activities.

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

The table below summarizes future estimated cash payments under existing contractual obligations.

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)

Loan commitments	$20,200	20,200	—	—	—
Lease obligations	1,558	173	1,039	346	—
Life claims payable (1)	66,831	66,831	—	—	—
Other long-term reserve liabilities reflected on the balance sheet (2)	10,715,299	983,629	1,864,906	1,645,054	6,221,710

Total	$10,803,888	1,070,833	1,865,945	1,645,400	6,221,710

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

Subsequent to acquiring a commercial office building at the end of 2016 through its wholly owned subsidiary Braker P III, LLC ("BP III"), the Company has entered into lease agreements with various tenants for available space not occupied by the Company. Total revenues recorded pertaining to these leases for the three month periods ended June 30, 2018 and 2017 amounted to $0.8 million and $0.4 million, respectively, and for the six month periods then ended amounted to $1.4 million and $0.7 million, respectively. Under their respective terms these leases expire at various dates from 2019 through 2025.

The table below summarizes future estimated cash receipts under all existing lease agreements, including those in addition to the BP III lease agreements discussed above.

	Estimated Cash Receipts by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)

Real estate revenue	$42,327	5,223	12,997	9,324	14,783

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

Risk-Based Capital Requirements

The NAIC established risk-based capital ("RBC") requirements to help state regulators monitor the financial strength and stability of life insurers by identifying those companies that may be inadequately capitalized. Under the NAIC's requirements, each insurer must maintain its total capital above a calculated threshold or take corrective measures to achieve the threshold. The threshold of adequate capital is based on a formula that takes into account the amount of risk each company faces on its products and investments. The RBC formula takes into consideration four major areas of risk which are: (i) asset risk which primarily focuses on the quality of investments; (ii) insurance risk which encompasses mortality and morbidity risk; (iii) interest rate risk which involves asset/liability matching issues; and (iv) other business risks. As a result of the change in corporate income tax rates enacted in the Tax Cuts and Job Act of 2017, the NAIC is updating the RBC formula factors. The impact of the formula changes for the corporate tax rate will increase the calculated RBC amount, absent any other factor changes, for all insurers.

Statutory laws prohibit public dissemination of certain RBC information. However, the company's current statutory capital and surplus is significantly in excess of the current threshold RBC requirements.

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

There were no changes in the Company's internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(e) under the Exchange Act, during the quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting. Internal controls over financial reporting change as the Company modifies or enhances its systems and processes to meet business needs. Any significant changes in controls are evaluated prior to implementation to help ensure continued effectiveness of internal controls and the control environment.

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

Purchased shares are reported in the Company's Condensed Consolidated Financial Statements as authorized and unissued. The following table sets forth the Company's repurchase of its Class A common shares from Option Holders for the quarter ended June 30, 2018.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May yet Be Purchased Under the Plans or Programs

April 1, 2018 through April 30, 2018	—	—	N/A	N/A
May 1, 2018 through May 31, 2018	1,000	$304.61	N/A	N/A
June 1, 2018 through June 30, 2018	2,000	312.23	N/A	N/A

Total	3,000	$309.69	N/A	N/A

At June 30, 2018, there were no stock options vested or unvested and outstanding under these plans.

ITEM 4.  Removed and Reserved.

ITEM 6.  EXHIBITS

(a)	Exhibits

Exhibit 31(a)	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	-	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL WESTERN LIFE GROUP, INC.
(Registrant)

Date:	August 7, 2018	/S/ Ross R. Moody
Ross R. Moody
Chairman of the Board, President and
Chief Executive Officer
(Authorized Officer)

Date:	August 7, 2018	/S/ Brian M. Pribyl
Brian M. Pribyl
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)
(Principal Accounting Officer)