Form 10-Q
period 2018-09-30
National Western Life Group, Inc.
filed 2018-11-07
CIK 1635984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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
Large accelerated filer  ☒  Accelerated filer  ☐   Non-accelerated filer (Do not check if a smaller reporting company)  ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒
As of November 6, 2018, the number of shares of Registrant's common stock outstanding was: Class A – 3,436,166 and  Class B - 200,000.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
ASSETS	September 30, 2018	December 31, 2017

Investments:
Debt securities held to maturity, at amortized cost (fair value: $7,186,631 and $7,434,104)	$7,281,031	7,247,024
Debt securities available for sale, at fair value (cost: $3,013,889 and $2,964,510)	2,965,788	3,041,131
Mortgage loans, net of allowance for possible losses ($650 and $650)	200,876	208,249
Policy loans	54,474	56,405
Derivatives, index options	136,435	194,731
Equity securities, at fair value (cost: $13,962 and $12,890)	19,661	18,478
Other long-term investments	54,861	51,828

Total investments	10,713,126	10,817,846

Cash and cash equivalents	155,381	217,624
Deferred policy acquisition costs	842,601	819,511
Deferred sales inducements	137,488	135,570
Accrued investment income	101,063	96,818
Federal income tax receivable	—	—
Other assets	142,181	137,725

Total assets	$12,091,840	12,225,094

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY	September 30, 2018	December 31, 2017

LIABILITIES:

Future policy benefits:
Universal life and annuity contracts	$9,799,833	9,962,589
Traditional life reserves	135,522	135,895
Other policyholder liabilities	129,529	128,009
Deferred Federal income tax liability	18,356	25,408
Federal income tax payable	2,005	2,701
Other liabilities	123,578	138,318

Total liabilities	10,208,823	10,392,920

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:

Common stock:
Class A - $.01 par value; 7,500,000 shares authorized; 3,436,166 issued and outstanding in 2018 and 2017	34	34
Class B - $.01 par value; 200,000 shares authorized, issued, and outstanding in 2018 and 2017	2	2
Additional paid-in capital	41,716	41,716
Accumulated other comprehensive income (loss)	(34,272)	14,281
Retained earnings	1,875,537	1,776,141

Total stockholders’ equity	1,883,017	1,832,174

Total liabilities and stockholders' equity	$12,091,840	12,225,094

Note:  The Condensed Consolidated Balance Sheet at December 31, 2017 has been derived from the audited Consolidated Financial Statements as of that date.

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended September 30, 2018 and 2017
(Unaudited)
(In thousands, except per share amounts)

	2018	2017

Premiums and other revenues:
Universal life and annuity contract charges	$38,287	40,268
Traditional life premiums	4,209	5,285
Net investment income	175,553	151,691
Other revenues	5,111	4,672
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) gains (losses)	3	26
Portion of OTTI (gains) losses recognized in other comprehensive income	(3)	(26)
Net OTTI losses recognized in earnings	—	—
Other net investment gains (losses)	2,275	2,074
Total net realized investment gains (losses)	2,275	2,074

Total revenues	225,435	203,990

Benefits and expenses:
Life and other policy benefits	5,744	21,015
Amortization of deferred policy acquisition costs	26,775	18,722
Universal life and annuity contract interest	124,145	107,799
Other operating expenses	24,037	22,596

Total benefits and expenses	180,701	170,132

Earnings before Federal income taxes	44,734	33,858

Federal income taxes	9,093	12,045

Net earnings	$35,641	21,813

Basic earnings per share:
Class A	$10.08	$6.17
Class B	$5.04	$3.08

Diluted earnings per share:
Class A	$10.08	$6.17
Class B	$5.04	$3.08

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Nine Months Ended September 30, 2018 and 2017
(Unaudited)
(In thousands, except per share amounts)

	2018	2017

Premiums and other revenues:
Universal life and annuity contract charges	$116,753	122,329
Traditional life premiums	13,282	13,639
Net investment income	358,100	466,045
Other revenues	15,396	13,714
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) gains (losses)	9	69
Portion of OTTI (gains) losses recognized in other comprehensive income	(9)	(69)
Net OTTI losses recognized in earnings	—	—
Other net investment gains (losses)	5,582	10,906
Total net realized investment gains (losses)	5,582	10,906

Total revenues	509,113	626,633

Benefits and expenses:
Life and other policy benefits	44,607	58,626
Amortization of deferred policy acquisition costs	90,073	85,992
Universal life and annuity contract interest	183,316	299,862
Other operating expenses	72,467	74,031

Total benefits and expenses	390,463	518,511

Earnings before Federal income taxes	118,650	108,122

Federal income taxes	23,668	37,288

Net earnings	$94,982	70,834

Basic earnings per share:
Class A	$26.86	$20.03
Class B	$13.43	$10.02

Diluted earnings per share:
Class A	$26.86	$20.03
Class B	$13.43	$10.02

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended September 30, 2018 and 2017
(Unaudited)
(In thousands)

	2018	2017

Net earnings	$35,641	21,813

Other comprehensive income (loss), net of effects of deferred costs and taxes:
Unrealized gains (losses) on securities:
Net unrealized holding gains (losses) arising during period	(1,416)	2,212
Net unrealized liquidity gains (losses)	—	9
Reclassification adjustment for net amounts included in net earnings	(936)	(988)

Net unrealized gains (losses) on securities	(2,352)	1,233

Foreign currency translation adjustments	20	166

Benefit plans:
Amortization of net prior service cost and net gain (loss)	2,801	(910)

Other comprehensive income (loss)	469	489

Comprehensive income (loss)	$36,110	22,302

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended September 30, 2018 and 2017
(Unaudited)
(In thousands)

	2018	2017

Net earnings	$94,982	70,834

Other comprehensive income, net of effects of deferred costs and taxes:
Unrealized gains (losses) on securities:
Net unrealized holding gains (losses) arising during period	(51,238)	15,479
Net unrealized liquidity gains (losses)	2	22
Reclassification adjustment for net amounts included in net earnings	(2,533)	(2,746)

Net unrealized gains (losses) on securities	(53,769)	12,755

Foreign currency translation adjustments	1,227	(5)

Benefit plans:
Amortization of net prior service cost and net gain (loss)	8,403	(2,730)

Other comprehensive income (loss)	(44,139)	10,020

Comprehensive income (loss)	$50,843	80,854

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY For the Nine Months Ended September 30, 2018 and 2017 (Unaudited) (In thousands)

	2018	2017

Common stock:
Balance at beginning of period	$36	36
Shares exercised under stock option plan	—	—

Balance at end of period	36	36

Additional paid-in capital:
Balance at beginning of period	41,716	41,716
Shares exercised under stock option plan	—	—

Balance at end of period	41,716	41,716

Accumulated other comprehensive income:
Unrealized gains (losses) on non-impaired securities:
Balance at beginning of period	33,664	22,813
Change in unrealized gains (losses) during period, net of tax	(53,771)	12,733
Cumulative effect of change in accounting principle, net of tax (See Note 2)	(4,414)	—

Balance at end of period	(24,521)	35,546

Unrealized losses on impaired held to maturity securities:
Balance at beginning of period	(10)	(203)
Amortization	7	45
Other-than-temporary impairments, non-credit, net of tax	—	—
Additional credit loss on previously impaired securities	—	—
Change in shadow deferred policy acquisition costs	(4)	(23)

Balance at end of period	(7)	(181)

Unrealized losses on impaired available for sale securities:
Balance at beginning of period	(1)	(1)
Other-than-temporary impairments, non-credit, net of tax	—	—
Change in shadow deferred policy acquisition costs	(1)	—
Recoveries, net of tax	—	—

Balance at end of period	(2)	(1)

	Continued on Next Page

NATIONAL WESTERN LIFE GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued) For the Nine Months Ended September 30, 2018 and 2017 (Unaudited) (In thousands)

	2018	2017

Foreign currency translation adjustments:
Balance at beginning of period	3,223	2,661
Change in translation adjustments during period	1,227	(5)

Balance at end of period	4,450	2,656

Benefit plan liability adjustment:
Balance at beginning of period	(22,595)	(14,718)
Amortization of net prior service cost and net loss, net of tax	8,403	(2,730)

Balance at end of period	(14,192)	(17,448)

Accumulated other comprehensive income (loss) at end of period	(34,272)	20,572

Retained earnings:
Balance at beginning of period	1,776,141	1,669,524
Cumulative effect of change in accounting principle, net of tax (See Note 2)	4,414	—
Net earnings	94,982	70,834
Stockholder dividends	—	—

Balance at end of period	1,875,537	1,740,358

Total stockholders' equity	$1,883,017	1,802,682

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Nine Months Ended September 30, 2018 and 2017 (Unaudited) (In thousands)

	2018	2017

Cash flows from operating activities:
Net earnings	$94,982	70,834
Adjustments to reconcile net earnings to net cash from operating activities:
Universal life and annuity contract interest	183,316	299,862
Surrender charges and other policy revenues	(28,429)	(33,682)
Realized (gains) losses on investments	(5,582)	(10,905)
Accretion/amortization of discounts and premiums, investments	(86)	308
Depreciation and amortization	8,769	7,379
(Increase) decrease in value of equity securities	(254)	—
(Increase) decrease in value of derivatives	(35,581)	(138,552)
(Increase) decrease in deferred policy acquisition and sales inducement costs	31,645	19,895
(Increase) decrease in accrued investment income	(4,245)	(3,793)
(Increase) decrease in other assets	(12,489)	(7,762)
Increase (decrease) in liabilities for future policy benefits	(11,566)	6,616
Increase (decrease) in other policyholder liabilities	1,520	(6,319)
Increase (decrease) in Federal income tax liability	(696)	(8,647)
Increase (decrease) in deferred Federal income tax	4,680	(14,370)
Increase (decrease) in other liabilities	(3,882)	12,530

Net cash provided by operating activities	222,102	193,394

Cash flows from investing activities:
Proceeds from sales of:
Debt securities held to maturity	—	—
Debt securities available for sale	13,098	22,184
Other investments	2,749	5,405
Proceeds from maturities and redemptions of:
Debt securities held to maturity	360,036	303,081
Debt securities available for sale	168,638	222,379
Derivatives, index options	160,094	151,298
Property and equipment	8	2,731
Purchases of:
Debt securities held to maturity	(391,548)	(377,821)
Debt securities available for sale	(228,172)	(191,510)
Equity securities	(1,678)	(1,160)
Derivatives, index options	(63,524)	(55,780)
Other investments	(5,581)	(329)
Property and equipment	(3,070)	(1,697)

	Continued on Next Page

NATIONAL WESTERN LIFE GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) For the Nine Months Ended September 30, 2018 and 2017 (Unaudited) (In thousands)

	2018	2017

Principal payments on mortgage loans	32,374	24,199
Cost of mortgage loans acquired	(24,803)	(38,166)
Decrease (increase) in policy loans	1,931	1,233

Net cash provided by/(used in) investing activities	20,552	66,047

Cash flows from financing activities:
Deposits to account balances for universal life and annuity contracts	442,795	546,966
Return of account balances on universal life and annuity contracts	(749,245)	(687,087)

Net cash provided by (used in) financing activities	(306,450)	(140,121)

Effect of foreign exchange	1,553	(7)

Net increase (decrease) in cash and cash equivalents	(62,243)	119,313
Cash and cash equivalents at beginning of period	217,624	51,247

Cash and cash equivalents at end of period	$155,381	170,560

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid (received) during the period for:
Interest	$30	30
Income taxes	$19,683	60,304

Noncash operating activities:
Deferral of sales inducements	$(8,152)	(9,696)

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)	CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position of National Western Life Group, Inc. ("NWLGI") and its wholly owned subsidiaries (“Company”) as of September 30, 2018, and the results of its operations and its cash flows for the three and nine months ended September 30, 2018 and September 30, 2017. Such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year. It is recommended that these Condensed Consolidated Financial Statements be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 which is accessible free of charge through the Company's internet site at www.nwlgi.com or the Securities and Exchange Commission internet site at www.sec.gov. The Condensed Consolidated Balance Sheet at December 31, 2017 has been derived from the audited consolidated financial statements as of that date.

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

The table below shows the unrealized gains and losses on available-for-sale securities that were reclassified out of accumulated other comprehensive income for the three and nine months ended September 30, 2018 and September 30, 2017.

Affected Line Item in the Statements of Earnings	Amount Reclassified From Accumulated Other Comprehensive Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)

Other net investment gains (losses)	$1,185	1,519	3,206	4,224
Net OTTI losses recognized in earnings	—	—	—	—
Earnings before Federal income taxes	1,185	1,519	3,206	4,224
Federal income taxes	249	532	673	1,478

Net earnings	$936	987	2,533	2,746

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(2)	NEW ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements not yet adopted

In August, the FASB issued ASU 2018-12 Financial Services-Insurance (Topic 944) - Targeted Improvements to the Accounting for Long-Duration Contracts. This update aimed at improving the Codification as it relates to long-duration contracts which will improve the timeliness of recognizing changes in the liability for future policy benefits, simplify accounting for certain market-based options, simplify the amortization of deferred acquisition costs, and improve the effectiveness of required disclosures. Amendments include the following:

A. Require insurance entity to (1) review and update assumptions used to measure cash flows at least annually (with changes recognized in net income) and (2) update discount rate assumption at each reporting date (with changes recognized in other comprehensive income).

B. Require insurance entity to measure all market risk benefits associated with deposit (i.e. account balance) contracts at fair value, with change in fair value attributable to change in instrument-specific credit risk recognized in other comprehensive income.

C. Simplify amortization of deferred acquisition costs and other balances amortized in proportion to premiums, gross profits, or gross margins and require those balances be amortized on constant level basis over expected term of related contract. Deferred acquisition costs are required to be written off for unexpected contract terminations but are not subject to impairment test.

D. Require insurance entity to add disclosures of disaggregated rollforwards of beginning to ending balances of the liability for future policy benefits, policyholder account balances, market risk benefits, separate account liabilities, and deferred acquisition costs. Insurance entity must also disclose information about significant inputs, judgments, assumptions, and methods used in measurement, including changes in those inputs, judgments, and assumptions, and the effect of those changes on measurement.

These update will need to be applied retrospectively to the earliest period presented in the financial statements for periods beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

In August, the FASB issued a new Concepts Statement No. 8 Conceptual Framework for Financial Reporting - Chapter 8, Notes to Financial Statements. This was issued as part of a disclosure framework project aimed at improving disclosures in financial statements. This issuance provides conceptual guidance that may be followed when determining items to include as disclosures in the notes to financial statements. In conjunction with this issuance, the FASB also issued two accounting standard updates (“ASU”) which identified a particular FASB Topic and evaluated its disclosures through the new conceptual framework of Concepts Statement No. 8, Chapter 8. This process resulted in the issuance of the following two ASUs.

In August, FASB issued ASU 2018-13 Fair Value Measurement (Topic 820) Disclosure Framework - Changes to the Disclosure requirements for Fair Value Measurement. This update removed disclosures for 1) amount of and reasons for transfers between Level 1 and Level 2 for fair value hierarchy, 2) policy for timing of transfers between levels, 3) valuation process for Level 3 fair value measurements. This update also added disclosure requirement as follows: 1) changes in unrealized gains and losses for the period included in OCI for recurring Level 3 fair value measurements held at end of reporting period; 2) range and weighted average (or other reasonable quantitative measurement) of significant unobservable inputs used to develop Level 3 fair value measurements.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In August, FASB issued ASU 2018-14 Compensation-Retirement Benefits - Defined Benefit Plans-General (Subtopic 715-20) Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. This update removed disclosures for 1) amounts in AOCI expected to be recognized as components of net periodic benefit cost over the next fiscal year, 2) amount and timing of plan assets expected to be returned to the employer, 3) related party disclosures about the amount of future annual benefits covered by insurance and annuity contracts and significant transactions between the employer or related parties and the plan, 4) the effects of a one-percentage-point change in assumed health care cost trend rates on the (a) aggregate of the service and interest cost components of the net periodic benefit costs and (b) benefit obligation for postretirement health care benefits. This update also added disclosures as follow: 1) weighted-average interest crediting rates for cash balance plans and other plans with promised crediting rates, 2) explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. Finally, this update clarified that the following information for defined benefit pension plans should be disclosed: 1) projected benefit obligation (PBO) and fair value of plan assets for plans with PBO in excess of plan assets. 2) accumulated benefit obligation (ABO) and fair value of plan assets for plans with ABOs in excess of plan assets.

In August, the SEC released a final rule updating disclosure requirements, Disclosure Update and Simplification, which resulted in the additional interim disclosure of an analysis of changes in stockholders’ equity to be required for the current and comparative quarter and year-to-date interim periods. Registrants will be required to provide an analysis of changes in each caption of stockholders’ equity and noncontrolling interests, which will need to be accompanied by dividends per share and in the aggregate for each class of shares. The disclosure must be presented in the form of a reconciliation, either as a separate statement or in the footnotes. The amendments will be effective for interim periods beginning after November 5, 2018.

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
In February 2016, the FASB issued new guidance on leasing transactions (ASU 2016-02, Leases - Topic 842). The new guidance is effective for the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and requires a modified retrospective transition approach (subject to optional practical expedients). The new guidance requires a lessee to recognize assets and liabilities for leases with lease terms of more than 12 months. Leases would be classified as finance or operating leases and both types of leases will be recognized on the balance sheet. Lessor accounting will remain largely unchanged from current guidance except for certain targeted changes. The new guidance will also require new qualitative and quantitative disclosures. Early adoption is permitted. The Company does not expect a significant impact to the financial statements resulting from this change.
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

In the first quarter of 2018, National Western declared and paid a $3.0 million dividend to NWLGI. In the third quarter of 2018, National Western declared a $3.0 million dividend to NWLGI which was subsequently paid on October 17, 2018. During the second quarter of 2017 National Western declared and paid a $4.0 million dividend to NWLGI. During the third quarter of 2017 National Western declared a $3.0 million dividend payable to NWLGI which was subsequently paid on October 16, 2017.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NWLGI did not declare or pay cash dividends on its common shares during the nine months ended September 30, 2018 and 2017.

(4)	EARNINGS PER SHARE

Basic earnings per share of common stock are computed by dividing net income available to each class of common stockholders on an as if distributed basis by the weighted-average number of common shares outstanding for the period. Diluted earnings per share, by definition, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, that then shared in the distributed earnings of each class of common stock. U.S. GAAP requires a two-class presentation for the Company's two classes of common stock. The Company currently has no share-based compensation awards outstanding that could be redeemed for shares of common stock.

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

	Three Months Ended September 30,
	2018		2017
	Class A	Class B	Class A	Class B
	(In thousands except per share amounts)

Numerator for Basic and Diluted Earnings Per Share:
Net income	$35,641		21,813
Dividends - Class A shares	—		—
Dividends - Class B shares	—		—

Undistributed income	$35,641		21,813

Allocation of net income:
Dividends	$—	—	—	—
Allocation of undistributed income	34,633	1,008	21,196	617

Net income	$34,633	1,008	21,196	617

Denominator:
Basic earnings per share - weighted-average shares	3,436	200	3,436	200
Effect of dilutive stock options	—	—	—	—

Diluted earnings per share - adjusted weighted-average shares for assumed conversions	3,436	200	3,436	200

Basic Earnings Per Share	$10.08	5.04	6.17	3.08

Diluted Earnings Per Share	$10.08	5.04	6.17	3.08

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended September 30,
	2018		2017
	Class A	Class B	Class A	Class B
	(In thousands except per share amounts)

Numerator for Basic and Diluted Earnings Per Share:
Net income	$94,982		70,834
Dividends - Class A shares	—		—
Dividends - Class B shares	—		—

Undistributed income	$94,982		70,834

Allocation of net income:
Dividends	$—	—	—	—
Allocation of undistributed income	92,296	2,686	68,831	2,003

Net income	$92,296	2,686	68,831	2,003

Denominator:
Basic earnings per share - weighted-average shares	3,436	200	3,436	200
Effect of dilutive stock options	—	—	—	—

Diluted earnings per share - adjusted weighted-average shares for assumed conversions	3,436	200	3,436	200

Basic Earnings Per Share	$26.86	13.43	20.03	10.02

Diluted Earnings Per Share	$26.86	13.43	20.03	10.02

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(5)	PENSION AND OTHER POSTRETIREMENT PLANS

(A)	Defined Benefit Pension Plans

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)

Service cost	$28	27	84	81
Interest cost	225	240	675	718
Expected return on plan assets	(325)	(306)	(975)	(920)
Amortization of prior service cost	—	—	—	—
Amortization of net loss	131	159	393	477

Net periodic benefit cost	$59	120	177	356

The service cost shown above for each period represents plan expenses expected to be paid out of plan assets. Under the clarified rules of the Pension Protection Act, plan expenses paid from plan assets are to be included in the plan's service cost component.

The company's minimum required contribution for the 2018 plan year is $0.1 million. There was no remaining contribution payable for the 2017 plan year as of September 30, 2018. As of September 30, 2018, the company had $0.1 million contributions to the plan for the 2018 plan year.

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

The following table summarizes the components of net periodic benefit costs for the non-qualified defined benefit plans.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)

Service cost	$90	204	270	612
Interest cost	213	347	639	1,041
Amortization of prior service cost	15	15	45	45
Amortization of net loss	176	818	528	2,455

Net periodic benefit cost	$494	1,384	1,482	4,153

The company expects to contribute $2.0 million to these plans in 2018.  As of September 30, 2018, the company has contributed $1.6 million to the plans.

(B)	Postretirement Employment Plans Other Than Pension

National Western sponsors two healthcare plans that were amended in 2004 to provide postretirement benefits to certain fully-vested individuals.  The plan is unfunded. The following table summarizes the components of net periodic benefit costs.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)

Interest cost	$40	35	120	104
Amortization of prior service cost	26	25	78	77
Amortization of net loss	38	10	113	31

Net periodic benefit cost	$104	70	311	212

The company expects to contribute minimal amounts to the plan in 2018.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(6)	SEGMENT AND OTHER OPERATING INFORMATION

The Company defines its reportable operating segments as domestic life insurance, international life insurance, and annuities. These segments are organized based on product types and geographic marketing areas. As disclosed in the Form 10-Q filed for the quarter ended March 31, 2018, National Western discontinued accepting applications for the company's international products from foreign residents in May 2018. A summary of segment information as of September 30, 2018 and December 31, 2017 for the Condensed Consolidated Balance Sheet items and for the three and nine months ended September 30, 2018 and September 30, 2017 for the Condensed Consolidated Statement of Earnings is provided below.

Condensed Consolidated Balance Sheet Items:

	September 30, 2018
	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
			(In thousands)

Deferred policy acquisition costs and sales inducements	$117,900	241,823	620,366	—	980,089
Total segment assets	1,217,781	1,227,365	8,922,137	365,195	11,732,478
Future policy benefits	1,045,922	918,658	7,970,775	—	9,935,355
Other policyholder liabilities	14,556	21,898	93,075	—	129,529

	December 31, 2017
	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
			(In thousands)

Deferred policy acquisition costs and sales inducements	$101,253	250,128	603,700	—	955,081
Total segment assets	1,106,410	1,236,733	9,269,956	398,597	12,011,696
Future policy benefits	950,884	915,384	8,232,216	—	10,098,484
Other policyholder liabilities	13,643	11,318	103,048	—	128,009

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Condensed Consolidated Statement of Earnings:

	Three Months Ended September 30, 2018
	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
			(In thousands)

Premiums and contract revenues	$10,060	26,839	5,597	—	42,496
Net investment income	26,912	19,731	123,525	5,385	175,553
Other revenues	11	5	11	5,084	5,111

Total revenues	36,983	46,575	129,133	10,469	223,160

Life and other policy benefits	5,839	6,609	(6,704)	—	5,744
Amortization of deferred policy acquisition costs	2,978	6,307	17,490	—	26,775
Universal life and annuity contract interest	22,355	30,596	71,194	—	124,145
Other operating expenses	5,215	4,982	8,719	5,121	24,037
Federal income taxes (benefit)	122	(322)	7,714	1,101	8,615

Total expenses	36,509	48,172	98,413	6,222	189,316

Segment earnings (loss)	$474	(1,597)	30,720	4,247	33,844

	Nine Months Ended September 30, 2018
	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
			(In thousands)

Premiums and contract revenues	$29,775	82,218	18,042	—	130,035
Net investment income	41,131	32,305	263,983	20,681	358,100
Other revenues	12	39	48	15,297	15,396

Total revenues	70,918	114,562	282,073	35,978	503,531

Life and other policy benefits	15,751	16,872	11,984	—	44,607
Amortization of deferred acquisition costs	8,362	21,023	60,688	—	90,073
Universal life and annuity contract interest	29,401	37,046	116,869	—	183,316
Other operating expenses	15,368	15,991	25,741	15,367	72,467
Federal income taxes (benefit)	405	4,701	13,290	4,100	22,496

Total expenses	69,287	95,633	228,572	19,467	412,959

Segment earnings (loss)	$1,631	18,929	53,501	16,511	90,572

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended September 30, 2017
	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
			(In thousands)

Premiums and contract revenues	$9,907	30,353	5,293	—	45,553
Net investment income	17,385	15,711	114,123	4,472	151,691
Other revenues	11	26	26	4,609	4,672

Total revenues	27,303	46,090	119,442	9,081	201,916

Life and other policy benefits	3,483	8,437	9,095	—	21,015
Amortization of deferred acquisition costs	2,517	(21,585)	37,790	—	18,722
Universal life and annuity contract interest	14,119	9,112	84,568	—	107,799
Other operating expenses	4,086	5,661	8,714	4,135	22,596
Federal income taxes (benefit)	1,061	15,473	(7,007)	1,792	11,319

Total expenses	25,266	17,098	133,160	5,927	181,451

Segment earnings (loss)	$2,037	28,992	(13,718)	3,154	20,465

	Nine Months Ended September 30, 2017
	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
			(In thousands)

Premiums and contract revenues	$27,822	91,563	16,583	—	135,968
Net investment income	51,998	48,581	346,031	19,435	466,045
Other revenues	30	73	90	13,521	13,714

Total revenues	79,850	140,217	362,704	32,956	615,727

Life and other policy benefits	13,850	19,399	25,377	—	58,626
Amortization of deferred acquisition costs	8,300	(7,874)	85,566	—	85,992
Universal life and annuity contract interest	41,576	36,871	221,415	—	299,862
Other operating expenses	13,975	18,846	28,588	12,622	74,031
Federal income taxes (benefit)	740	25,125	605	7,001	33,471

Total expenses	78,441	92,367	361,551	19,623	551,982

Segment earnings (loss)	$1,409	47,850	1,153	13,333	63,745

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Reconciliations of segment information to the Company's Condensed Consolidated Financial Statements are provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)

Premiums and Other Revenues:
Premiums and contract revenues	$42,496	45,553	130,035	135,968
Net investment income	175,553	151,691	358,100	466,045
Other revenues	5,111	4,672	15,396	13,714
Realized gains (losses) on investments	2,275	2,074	5,582	10,906

Total condensed consolidated premiums and other revenues	$225,435	203,990	509,113	626,633

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)

Federal Income Taxes:
Total segment Federal income taxes	$8,615	11,319	22,496	33,471
Taxes on realized gains (losses) on investments	478	726	1,172	3,817

Total condensed consolidated Federal income taxes	$9,093	12,045	23,668	37,288

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)

Net Earnings:
Total segment earnings	$33,844	20,465	90,572	63,745
Realized gains (losses) on investments, net of taxes	1,797	1,348	4,410	7,089

Total condensed consolidated net earnings	$35,641	21,813	94,982	70,834

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	September 30,	December 31,
	2018	2017
	(In thousands)

Assets:
Total segment assets	$11,732,478	12,011,696
Other unallocated assets	359,362	213,398

Total condensed consolidated assets	$12,091,840	12,225,094

(7)	SHARE-BASED PAYMENTS

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

All of the employees of the Company and its subsidiaries are eligible to participate in the current Incentive Plan. In addition, directors of the Company are eligible to receive the same types of awards as employees except that they are not eligible to receive incentive stock options. Company directors, including members of the Compensation and Stock Option Committee, are eligible for nondiscretionary stock options. All stock options granted were under the 1995 Plan and 2008 Plan. Employee stock options and SARs granted prior to 2016 vest 20% annually following three years of service following the grant date. Employee SARs granted 2016 forward vest 33.3% annually following one year of service from the date of the grant. Directors' stock options and SARs grants vest 20% annually following one year of service from the date of grant.

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

The following table shows all grants issued to officers and directors for the three and nine months ended September 30, 2018 and 2017. These grants were made based upon closing market price per Class A common share at the time of the grant.

Three Months Ended
	September 30, 2018		September 30, 2017
	Officer	Director	Officer	Director

SARs	—	—	—	—
RSUs	—	—	—	—
PSUs	—	—	—	—

	Nine Months Ended
	September 30, 2018		September 30, 2017
	Officer	Director	Officer	Director

SARs	—	—	11,715	—
RSUs	—	—	2,725	1,660
PSUs	—	—	4,526	—

The Company uses the current fair value method to measure compensation cost for awards granted under the share-based plans. As of September 30, 2018 and 2017, the liability balance was $15.5 million and $16.6 million, respectively. A summary of awards by type and related activity is detailed below.

		Options Outstanding
	Shares Available For Grant	Shares	Weighted- Average Exercise Price

Stock Options:
Balance at January 1, 2018	291,000	18,018	$242.07
Exercised	—	(18,018)	$242.07
Forfeited	—	—	$—
Expired	—	—	$—
Stock options granted	—	—	$—

Balance at September 30, 2018	291,000	—	$—

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Liability Awards
	SAR	RSU	PSU

Other Share/Unit Awards:
Balance at January 1, 2018	92,667	11,721	14,052
Exercised	(2,984)	(1,494)	—
Forfeited	(1,780)	(556)	—
Granted	—	—	—

Balance at September 30, 2018	87,903	9,671	14,052

Stock options, SARs, and RSUs shown as forfeited in the above tables represent vested and unvested awards not exercised by plan participants prior to their termination from the Company. Forfeited stock options, if any, are not shown as being added back to the "Shares Available For Grant" balance as they were awarded under the 1995 Plan which was terminated during calendar year 2010.

The total intrinsic value of share-based compensation exercised was $2.2 million and $1.0 million for the nine months ended September 30, 2018 and 2017, respectively. The total share-based compensation paid was $2.2 million and $1.0 million for the nine months ended September 30, 2018 and 2017, respectively. The total fair value of stock options and SARs vested during the nine months ended September 30, 2018 and 2017 was $0.8 million and $0.6 million, respectively. For the nine months ended September 30, 2018 and 2017, the total cash received from the exercise of stock options under the Plans was $0.0 million and $0.0 million, respectively.

The following table summarizes information about SARs outstanding at September 30, 2018. There were no options outstanding as of September 30, 2018.

	SARs Outstanding
	Number Outstanding	Weighted- Average Remaining Contractual Life	Number Exercisable

Exercise prices:
114.64 (SARs)	10,500	0.4 years	10,500
132.56 (SARs)	19,818	3.2 years	15,915
210.22 (SARs)	25,300	5.2 years	10,800
216.48 (SARs)	11,649	7.4 years	7,589
311.16 (SARs)	10,427	8.4 years	3,444
310.55 (SARs)	203	8.6 years	67
334.34 (SARs)	10,006	9.2 years	—

Totals	87,903		48,315

Aggregate intrinsic value (in thousands)	$9,886		$7,103

The aggregate intrinsic value in the table above is based on the closing Class A stock price of $319.20 per share on September 30, 2018.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The SARs shown above with exercise price of $114.64 have a remaining contractual life of less than one year. The holders for this grant have until the end of the contractual life of February 19, 2019 to exercise these holdings or otherwise forfeit the grants held.

In estimating the fair value of the share-based awards outstanding at September 30, 2018 and December 31, 2017, the Company employed the Black-Scholes option pricing model with assumptions detailed below.

	September 30, 2018	December 31, 2017

Expected term	0.4 to 9.2 years	0.3 to 10.0 years
Expected volatility weighted-average	21.55%	21.55%
Expected dividend yield	0.11%	0.11%
Risk-free rate weighted-average	2.63%	1.82%

The Company reviewed the contractual term relative to the options as well as perceived future behavior patterns of exercise.  Volatility is based on the Company’s historical volatility over the expected term of the option/SARs expected exercise date.

The pre-tax compensation cost/(benefit) recognized in the financial statements related to these plans was $1.7 million and $2.4 million for the three and nine months ended September 30, 2018 and $1.3 million and $5.6 million for the three and nine months ended September 30, 2017, respectively. The related tax expense/(benefit) recognized was $(0.4) million and $(0.5) million for the three and nine months ended September 30, 2018 and $(0.5) million and $(2.0) million for the three and nine months ended September 30, 2017, respectively.

As of September 30, 2018, the total compensation cost related to non-vested share-based awards not yet recognized was $4.0 million.  This amount is expected to be recognized over a weighted-average period of 1.2 years.  The Company recognizes compensation cost over the graded vesting periods.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

National Western was the named defendant in the case of Damaris Maldonado Vinas, et al. vs. National Western Life Insurance, in which the plaintiffs, after National Western had paid the death benefits to the beneficiary (Francisco Iglesias-Alvarez) upon the annuitant’s (Carlos Iglesias-Alvarez) death, sought to annul two annuity policies issued by National Western at the behest of Carlos Iglesias-Alvarez and which named Francisco Iglesias-Alvarez as their beneficiary.  On March 31, 2016, the United States District Court for the District of Puerto Rico (the “Court”) issued its Opinion and Order on the pending Motions for Summary Judgment submitted by the parties, and therein denied National Western’s motion and granted plaintiffs’ motion voiding the two annuities and requesting a refund of the premiums paid ($2.9 million).  National Western vigorously defended the case and believes that the Court’s Opinion and Order is contrary to applicable law.  As such, National Western filed a Motion for Reconsideration of Opinion and Order and Corresponding Judgment with the Court on April 27, 2016, which the Court denied on May 5, 2016. National Western filed a Notice of Appeal on June 10, 2016, filed its Appeal Brief on September 12, 2016, and oral arguments with the U.S. Court of Appeals for the First Circuit were held on March 9, 2017. On June 29, 2017, the Court of Appeals vacated the district court's judgment and remanded to the district court to determine whether it is nevertheless equitable for the case to proceed without Francisco Iglesias-Alvarez. Plaintiffs filed a Motion in Support of Determination in Equity and Good Conscience That Action Should Proceed Among Existing Parties Under Fed.R.Civ.P. 19(B) on September 14, 2017, and National Western filed its Opposition to Plaintiffs' Motion on October 27, 2017. On April 2, 2018 the Court asked the parties for additional briefing regarding the Court's jurisdiction over Francisco Iglesias-Alvarez, which the parties filed on April 30, 2018. On May 14, 2018, National Western filed its Opposition to Plaintiffs' Brief.  Plaintiffs filed a Motion to Strike on May 22, 2018, which National Western opposed on June 4, 2018. On August 6, 2018, the Court issued an Opinion and Order dismissing plaintiffs’ case without prejudice and plaintiffs filed a Notice of Appeal to the First Circuit Court of Appeals on September 4, 2018. The company continues to hold an accrual of $2.9 million for this matter as of September 30, 2018.

On September 28, 2017, a purported shareholder derivative lawsuit was filed in the 122nd District Court of Galveston County, State of Texas entitled Robert L. Moody, Jr. derivatively on behalf of National Western Life Insurance Company and National Western Life Group, Inc. v. Ross Rankin Moody, et al., naming certain current and former directors and current officers as defendants.  The complaint challenges the directors’ oversight of insurance sales to non-U.S. residents and alleges that the defendants breached their fiduciary duties in the conduct of their duties as board members by failing to act (i) on an informed basis and (ii) in good faith or with the honest belief that their actions were in the best interests of the Company.  The complaint seeks an undetermined amount of damages, attorneys’ fees and costs, and equitable relief, including the removal of the Company’s Chairman and Chief Executive Officer and other board members and/or officers of the Company.  The Company believes that the claims in the complaint are baseless and without merit, will vigorously defend this lawsuit, and will seek reimbursement of all legal costs and expenses from plaintiff.  The Company believes, based on information currently available, that the final outcome of this lawsuit will not have a material adverse effect on the Company’s business, results of operations, or consolidated financial position. The companies and directors filed their respective Pleas to the Jurisdiction ("Pleas") contesting the plaintiff's standing to even pursue this action, along with their Answers, on October 27, 2017. On December 14, 2017, plaintiff filed a Response to the Pleas and on December 21, 2017, the Court heard oral argument on the Pleas. Plaintiff then filed a First Amended Petition on January 11, 2018. The companies and directors filed a Supplement to the Pleas on January 30, 2018, to which plaintiff responded on February 1, 2018, and the companies and directors replied on February 9, 2018. On May 3, 2018, the Court issued a memorandum to all attorneys of record stating that the Court will grant the defendants' Pleas and asking the attorney for defendants to prepare and submit proposed orders/judgments granting the requested relief for consideration by the Court.  The defendants filed such proposed order granting the Pleas on May 7, 2018. On May 16, 2018 the Court issued an Order granting the Pleas and dismissing Robert L. Moody, Jr.’s claims with prejudice, and plaintiff then filed a Motion to Transfer Venue (“MTTV”).  Defendants filed an Application for Fees, seeking to recover defendants’ legal costs and expenses from plaintiff, and a Response to the MTTV on June 8, 2018.  In response plaintiff filed a Motion to Vacate, a Response to the Application for Fees, and their own Request for Attorney’s Fees on July 5, 2018.  Defendants filed a Response to the Motion to Vacate and to plaintiff’s Request for Attorney’s Fees on July 11, 2018, and the Court heard oral arguments on July 16, 2018. Plaintiff filed supplemental briefing in support of their July 5, 2018 filings on July 25, 2018, and defendants filed their response to plaintiff's supplemental briefing on July 27, 2018. On August 8, 2018 the Court issued an Order denying plaintiff's Motion to Vacate. Pursuant to the Court’s instructions, on October 5, 2018, defendants filed an Order Granting Application for Expenses.  Defendants then filed a Motion for Entry of Final Judgment and a Request for Submission Date on Motion for Entry of Final Judgment on October 11, 2018, which the Court set as October 30, 2018.  Plaintiff filed his Objection to Proposed Final Judgment and Objection to Proposed Order on Attorneys’ Fees on October 25, 2018, to which defendants filed a response on October 30, 2018.

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

The Company had $4.3 million commitments to fund new loans and $6.2 million in commitments to extend credit relating to existing loans at September 30, 2018. The Company evaluates each customer's creditworthiness on a case-by-case basis.

(9)	INVESTMENTS

(A)	Investment Gains and Losses

The table below presents realized investment gains and losses, excluding impairment losses, for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)

Available for sale debt securities:
Realized gains on disposal	$1,191	1,529	3,212	4,137
Realized losses on disposal	(6)	—	(6)	—
Held to maturity debt securities:
Realized gains on disposal	1,090	555	2,395	4,059
Realized losses on disposal	—	—	(19)	(34)
Equity securities realized gains (losses)	—	(10)	—	87
Real estate gains (losses)	—	—	—	2,657

Totals	$2,275	2,074	5,582	10,906

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

The Company uses the specific identification method in computing realized gains and losses. For the three months ended September 30, 2018 and 2017 the percentage of gains on bonds due to the call of securities was 97.3% and 100.0%, respectively. For the nine months ended September 30, 2018 and 2017 the percentage of gains on bonds due to the call of securities was 98.7% and 88.0%, respectively. This includes calls out of the Company's available for sale portfolio of debt securities.

The table below presents net impairment losses recognized in earnings for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)

Total other-than-temporary impairment gains (losses) on debt securities	$3	26	9	69
Portion of loss (gain) recognized in comprehensive income	(3)	(26)	(9)	(69)

Net impairment losses on debt securities recognized in earnings	—	—	—	—
Equity securities impairments	—	—	—	—

Totals	$—	—	—	—

The table below presents a roll forward of credit losses on securities for which the Company also recorded non-credit other-than-temporary impairments in other comprehensive loss.

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018	Year Ended December 31, 2017
	(In thousands)

Beginning balance, cumulative credit losses related to other-than-temporary impairments	$627	627	1,440
Reductions for securities sold during current period	—	—	(813)
Additions for credit losses not previously recognized in other-than-temporary impairments	—	—	—

Ending balance, cumulative credit losses related to other-than-temporary impairments	$627	627	627

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(B)	Debt Securities

The table below presents amortized costs and fair values of debt securities held to maturity at September 30, 2018.

	Debt Securities Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
U.S. Treasury	$1,341	113	—	1,454
States and political subdivisions	457,379	8,136	(5,147)	460,368
Public utilities	964,889	5,251	(16,305)	953,835
Corporate	4,655,058	26,262	(92,282)	4,589,038
Residential mortgage-backed	1,198,121	8,228	(28,752)	1,177,597
Home equity	3,496	53	(9)	3,540
Manufactured housing	747	52	—	799

Totals	$7,281,031	48,095	(142,495)	7,186,631

The table below presents amortized costs and fair values of debt securities available for sale at September 30, 2018. As indicated in Note (2) New Accounting Pronouncements, effective January 1, 2018, equity securities are no longer included in the Securities Available for Sale category.

	Debt Securities Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
States and political subdivisions	$571	5	—	576
Foreign governments	9,971	36	—	10,007
Public utilities	84,947	1,119	(609)	85,457
Corporate	2,895,100	17,156	(66,875)	2,845,381
Residential mortgage-backed	16,854	836	(59)	17,631
Home equity	6,446	290	—	6,736

Totals	$3,013,889	19,442	(67,543)	2,965,788

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

The Company does not consider securities to be other-than-temporarily impaired when the market decline is attributable to factors such as market volatility, liquidity, spread widening and credit quality where it is anticipated that a recovery of all amounts due under the contractual terms of the security will occur and the Company has the intent and ability to hold until recovery or maturity. Based on its review, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2018. The Company will monitor the investment portfolio for future changes in issuer facts and circumstances that could result in future impairments beyond those currently identified.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the three and nine months ended September 30, 2018, the Company recorded no other-than-temporary impairment on debt securities.

Unrealized losses for debt securities held to maturity and debt securities available for sale increased during the first nine months of 2018 primarily due to the upward movement in market interest rates during this period (which decreases the market price of debt securities).

The following table shows the gross unrealized losses and fair values of the Company's held to maturity debt securities by investment category and length of time the individual securities have been in a continuous unrealized loss position at September 30, 2018.

	Debt Securities Held to Maturity
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
States and political subdivisions	$113,773	(4,819)	6,297	(328)	120,070	(5,147)
Public utilities	530,455	(13,676)	39,437	(2,629)	569,892	(16,305)
Corporate	2,499,421	(65,166)	471,244	(27,116)	2,970,665	(92,282)
Residential mortgage-backed	649,298	(14,345)	215,053	(14,407)	864,351	(28,752)
Home equity	—	—	2,218	(9)	2,218	(9)

Total temporarily impaired securities	$3,792,947	(98,006)	734,249	(44,489)	4,527,196	(142,495)

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the gross unrealized losses and fair values of the Company's available for sale debt securities by investment category and length of time the individual securities have been in a continuous unrealized loss position at September 30, 2018.

	Debt Securities Available for Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
States and political subdivisions	$—	—	—	—	—	—
Public utilities	38,807	(609)	—	—	38,807	(609)
Corporate	1,570,824	(42,632)	357,876	(24,243)	1,928,700	(66,875)
Residential mortgage-backed	—	—	933	(59)	933	(59)
Home equity	—	—	—	—	—	—

Total temporarily impaired securities	$1,609,631	(43,241)	358,809	(24,302)	1,968,440	(67,543)

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

Debt securities. The gross unrealized losses for debt securities are made up of 723 individual issues, or 55.8% of the total debt securities held by the Company at September 30, 2018. The market value of these bonds as a percent of amortized cost approximates 96.9%. Of the 723 securities, 142, or 19.6%, fall in the 12 months or greater aging category; and 714 were rated investment grade at September 30, 2018.

The amortized cost and fair value of investments in debt securities at September 30, 2018, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Debt Securities Available for Sale		Debt Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Due in 1 year or less	$103,995	106,063	326,104	331,101
Due after 1 year through 5 years	1,137,368	1,141,487	2,729,171	2,727,219
Due after 5 years through 10 years	1,663,318	1,609,872	2,646,213	2,570,349
Due after 10 years	85,909	83,999	377,179	376,026
	2,990,590	2,941,421	6,078,667	6,004,695

Mortgage and asset-backed securities	23,299	24,367	1,202,364	1,181,936

Total	$3,013,889	2,965,788	7,281,031	7,186,631

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(C)	Transfer of Securities

During the three and nine months ended September 30, 2018 the Company made no transfers from the held to maturity category to securities available for sale.

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

Loans in foreclosure, loans considered impaired or loans past due 90 days or more are placed on a non-accrual status. If a mortgage loan is determined to be on non-accrual status, the mortgage loan does not accrue any revenue into the Condensed Consolidated Statements of Earnings. The loan is independently monitored and evaluated as to potential impairment or foreclosure. If delinquent payments are made and the loan is brought current, then the Company returns the loan to active status and accrues income accordingly. The Company had no mortgage loans past due 90 days or more at September 30, 2018 or 2017 and as a result all interest income was recognized at September 30, 2018 and 2017.

The following table represents the mortgage loan portfolio by loan-to-value ratio.

	September 30, 2018		December 31, 2017
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Loan-to-Value Ratio (1):
Less than 50%	$67,837	33.7	$82,224	39.4
50% to 60%	23,666	11.7	27,395	13.1
60% to 70%	97,899	48.6	86,849	41.6
70% to 80%	6,716	3.3	—	—
80% to 90%	5,408	2.7	6,929	3.3
Greater than 90%	—	—	5,502	2.6
Gross balance	201,526	100.0	208,899	100.0

Allowance for possible losses	(650)	(0.3)	(650)	(0.3)

Totals	$200,876	99.7	$208,249	99.7

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

The following table represents the mortgage loan allowance for the periods shown.

	September 30, 2018	December 31, 2017
	(In thousands)

Balance, beginning of period	$650	650
Provision	—	—
Releases	—	—

Balance, end of period	$650	650

The Company's direct investments in real estate are not a significant portion of its total investment portfolio and totaled approximately $36.8 million and $37.4 million at September 30, 2018 and December 31, 2017, respectively. The Company recognized operating income on real estate properties of approximately $1.7 million and $2.1 million for the first nine months of 2018 and 2017, respectively.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The following tables set forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of the date indicated:

	September 30, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale	$2,965,788	—	2,965,788	—
Equity securities	19,661	19,661	—	—
Derivatives, index options	136,435	—	—	136,435

Total assets	$3,121,884	19,661	2,965,788	136,435

Policyholder account balances (a)	$147,357	—	—	147,357
Other liabilities (b)	15,479	—	—	15,479

Total liabilities	$162,836	—	—	162,836

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the three and nine months ended September 30, 2018, the Company made no transfers into or out of Levels 1, 2 or 3.

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

The following tables present, by pricing source and fair value hierarchy level, the Company’s assets that are measured at fair value on a recurring basis:

	September 30, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale:
Priced by third-party vendors	$2,965,788	—	2,965,788	—
Priced internally	—	—	—	—
Subtotal	2,965,788	—	2,965,788	—

Equity securities:
Priced by third-party vendors	19,661	19,661	—	—
Priced internally	—	—	—	—
Subtotal	19,661	19,661	—	—

Derivatives, index options:
Priced by third-party vendors	136,435	—	—	136,435
Priced internally	—	—	—	—
Subtotal	136,435	—	—	136,435

Total	$3,121,884	19,661	2,965,788	136,435

Percent of total	100.0%	0.6%	95.0%	4.4%

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

	Three Months Ended September 30, 2018
	Debt Securities, Available for Sale	Equity Securities	Derivatives, Index Options	Total Assets	Other Liabilities
	(In thousands)

Balance at July 1, 2018	$—	—	102,007	102,007	133,013
Total realized and unrealized gains (losses):
Included in net income	—	—	69,683	69,683	65,316
Purchases, sales, issuances and settlements, net:
Purchases	—	—	19,026	19,026	19,026
Sales	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	—	—	(54,281)	(54,281)	(54,519)
Transfers into (out of) Level 3	—	—	—	—	—

Balance at end of period	$—	—	136,435	136,435	162,836

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period:
Net investment income	$—	—	65,927	65,927	—
Benefits and expenses	—	—	—	—	67,640

Total	$—	—	65,927	65,927	67,640

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended September 30, 2018
	Debt Securities, Available for Sale	Equity Securities	Derivatives, Index Options	Total Assets	Other Liabilities
	(In thousands)

Beginning balance, January 1, 2018	$—	—	194,731	194,731	226,401
Total realized and unrealized gains (losses):
Included in net income	—	—	35,581	35,581	32,496
Purchases, sales, issuances and settlements, net:
Purchases	—	—	63,303	63,303	63,303
Sales	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	—	—	(157,180)	(157,180)	(159,364)
Transfers into (out of) Level 3	—	—	—	—	—

Balance at end of period	$—	—	136,435	136,435	162,836

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period:
Net investment income	$—	—	42,200	42,200	—
Other operating expenses	—	—	—	—	44,621

Total	$—	—	42,200	42,200	44,621

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended September 30, 2017
	Debt Securities, Available for Sale	Equity Securities, Available for Sale	Derivatives, Index Options	Total Assets	Other Liabilities
	(In thousands)

Beginning balance, January 1, 2017	$—	—	120,644	120,644	134,693
Total realized and unrealized gains (losses):
Included in net income	—	—	138,552	138,552	152,569
Purchases, sales, issuances and settlements, net:
Purchases	—	—	55,226	55,226	55,226
Sales	—	—	—	—	—
Issuances	—	—	—	—	1,275
Settlements	—	—	(150,886)	(150,886)	(151,901)
Transfers into (out of) Level 3	—	—	—	—	—

Balance at end of period	$—	—	163,536	163,536	191,862

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

The following table presents the valuation method for financial assets and liabilities categorized as level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

	September 30, 2018
	Fair Value	Valuation Technique	Unobservable Input
	(In thousands)

Derivatives, index options	$136,435	Broker prices	Implied volatility
			Inputs from broker proprietary models

Total assets	$136,435

Policyholder account balances	$147,357	Deterministic cash flow model	Projected option cost
Other liabilities	15,479	Black-Scholes model	Expected term
			Forfeiture assumptions

Total liabilities	$162,836

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The carrying amounts and fair values of the Company's financial instruments are as follows:

	September 30, 2018
			Fair Value Hierarchy Level
	Carrying Values	Fair Values	Level 1	Level 2	Level 3
	(In thousands)
ASSETS
Debt securities held to maturity	$7,281,031	7,186,631	—	7,184,713	1,918
Debt securities available for sale	2,965,788	2,965,788	—	2,965,788	—

Cash and cash equivalents	155,381	155,381	155,381	—	—
Mortgage loans	200,876	200,591	—	—	200,591
Policy loans	54,474	87,686	—	—	87,686
Other loans	9,053	9,429	—	—	9,429
Derivatives, index options	136,435	136,435	—	—	136,435
Equity securities	19,661	19,661	19,661	—	—
Life interest in Trust	8,676	12,775	—	—	12,775

LIABILITIES
Deferred annuity contracts	$7,611,248	7,127,224	—	—	7,127,224
Immediate annuity and supplemental contracts	415,905	417,079	—	—	417,079

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

The tables below present the fair value of derivative instruments as of September 30, 2018 and December 31, 2017, respectively.

	September 30, 2018
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments

Equity index options	Derivatives, Index Options	$136,435

Fixed-index products			Universal Life and Annuity Contracts	$147,357

Total		$136,435		$147,357

	December 31, 2017
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments

Equity index options	Derivatives, Index Options	$194,731

Fixed-index products			Universal Life and Annuity Contracts	$211,159

Total		$194,731		$211,159

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents the effect of derivative instruments in the Condensed Consolidated Statements of Earnings for the three months ended September 30, 2018 and 2017.

		September 30, 2018	September 30, 2017
Derivatives Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized In Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		(In thousands)

Equity index options	Net investment income	$69,683	45,131

Fixed-index products	Universal life and annuity contract interest	(63,602)	(48,168)

		$6,081	(3,037)

The table below presents the effect of derivative instruments in the Condensed Consolidated Statements of Earnings for the nine months ended September 30, 2018 and 2017.

		September 30, 2018	September 30, 2017
Derivatives Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized In Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		(In thousands)

Equity index options	Net investment income	$35,581	138,552

Fixed-index products	Universal life and annuity contract interest	(30,074)	(148,214)

		$5,507	(9,662)

(12) SUBSEQUENT EVENTS

On October 4, 2018, NWLGI announced that National Western had entered into a Stock Purchase Agreement to acquire Ozark National Life Insurance Company and its affiliate, N.I.S. Financial Services, Inc. The transaction is expected to close during the first quarter of 2019 subject to obtaining the appropriate regulatory approvals. The cash purchase price to be paid by National Western at closing is approximately $203 million in exchange for all of the outstanding stock of the two entities.

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

Management's discussion and analysis of the financial condition and results of operations (“MD&A”) of National Western Life Group, Inc. for the three and nine months ended September 30, 2018 follows. Where appropriate, discussion specific to the insurance operations of National Western Life Insurance Company is denoted by "National Western" or "company". This discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related notes beginning on page 3 of this report and with the 2017 Annual Report filed on Form 10-K with the SEC.

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

The Company monitors these factors continually as key business indicators. The discussion that follows in this Item 2 includes these indicators and presents information useful to an overall understanding of the Company's business performance for the nine months ended September 30, 2018, incorporating required disclosures in accordance with the rules and regulations of the Securities and Exchange Commission.

Insurance Operations - Domestic

National Western is currently licensed to do business in all states and the District of Columbia except for New York. Products marketed are annuities, universal life insurance, fixed-index universal life, and traditional life insurance, which include both term and whole life products. The company's domestic sales have historically been more heavily weighted toward annuity products, which include single and flexible premium deferred annuities, single premium immediate annuities, and fixed-index annuities. Most of these annuities can be sold either as tax qualified or non-qualified products. Presently, 98% of National Western's domestic life premium sales come from single premium life products. At September 30, 2018, the company maintained approximately 128,500 annuity contracts in force and 49,400 domestic life insurance policies in force representing $3.2 billion in face amount of coverage.

National Western markets and distributes its domestic products primarily through independent national marketing organizations ("NMOs"). These NMOs assist the company in recruiting, contracting, and managing independent agents. The company's agents are independent contractors who are compensated on a commission basis. The company currently has approximately 30,000 domestic independent agents contracted.

During the third quarter of 2017, the company hired a new chief marketing officer over domestic marketing who initiated new marketing and distribution strategies to include general agents, banks, broker/dealers, and wirehouses. This effort has included the subsequent addition of officers at the vice president level possessing industry experience and expertise in these new areas. The expansion of resources reflects the strategic opportunities identified by the company in the domestic market segment and aims to increase and balance sales between single and recurring premium life products. As discussed in the Sales section which follows, these efforts have resulted in a very strong start to the company's life sales in the first nine months of 2018 with domestic life insurance sales increasing 42% over the comparable prior year period.

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

Issuing universal life and traditional life insurance policies to residents of countries in these different regions has provided diversification helping to minimize large fluctuations that could arise due to various economic, political, and competitive pressures that may occur from one country to another, as well as a diversification of earnings relative to the company's domestic life insurance segment. The company's decision to cease accepting applications from residents of the remaining foreign countries was primarily due to the reduced sales activity associated with this segment, the incremental expenses associated with underwriting products in this line of business, and the lower anticipated incremental contribution to profits from new sales. The company will continue to service and maintain the block of international policies in force. At September 30, 2018, the company had approximately 58,000 international life insurance policies in force representing approximately $15.8 billion in face amount of coverage.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)

Domestic:
Equity-index life	$5,614	4,431	18,580	13,263
Traditional life	118	20	354	78
Universal life	12	8	41	18

	5,744	4,459	18,975	13,359
International:
Equity-index life	522	1,580	4,603	4,997
Traditional life	196	479	1,082	1,452
Universal life	18	755	600	1,482

	736	2,814	6,285	7,931

Totals	$6,480	7,273	25,260	21,290

Life insurance sales, as measured by annualized first year premiums, decreased 11% in the third quarter of 2018 as compared to the third quarter of 2017 due to the company's decision to cease accepting applications for new policies from international residents during the second quarter of 2018. Within this total, the domestic life insurance line of business increased 29% over the comparable results of the third quarter of 2017. For the nine months ended September 30, 2018, total life sales increased 19% from 2017 levels as domestic life insurance sales expanded 42% during this period. Increasing domestic life insurance business has been a strategic point of emphasis for company management for several years.

The company's domestic operations life insurance product portfolio includes single premium universal life ("SPUL") and equity-index universal life ("EIUL") products as well as hybrids of the EIUL and SPUL products, combining features of these core products. Equity-index universal life products continue to be the predominant product sold in the domestic life market. Most of these sales are single premium mode products (one year, five year, or ten year) designed for transferring accumulated wealth tax efficiently into life insurance policies with limited underwriting due to lesser net insurance amounts at risk (face amount of the insurance policy less cash premium contributed). These products were designed and implemented several years ago targeting the accumulated savings of the segment of the population entering their retirement years. The wealth transfer life products have been valuable offerings for the company's distributors as evidenced by their comprising 98% of total domestic life sales in the first nine months of 2018. The company introduced a new domestic term insurance product in the first quarter of 2018 which is included in the traditional life sales amounts for the quarter and nine months ended September 30, 2018.

The company's international life business consisted of applications submitted by independent contractors of Latin America during the first nine months of 2018. As noted previously, the company ceased accepting new applications from residents outside the U.S. effective May 11, 2018. Due to underwriting requirements, there is a lag between the time applications are submitted and policies are issued for approved risks. This lag can take up to ninety days or more in some cases and is the reason the company continued to report international life insurance sales through the third quarter of 2018. The company's international life sales in the nine months ended September 30, 2018 came principally from residents of Columbia, Ecuador, Peru and Chile.

The average new policy face amounts since 2012 are as shown in the following table.

	Average New Policy Face Amount
	Domestic	International

Year ended December 31, 2012	254,900	380,200
Year ended December 31, 2013	286,000	384,000
Year ended December 31, 2014	286,600	382,600
Year ended December 31, 2015	274,500	342,500
Year ended December 31, 2016	308,700	336,500
Year ended December 31, 2017	317,200	306,300
Nine months ended September 30, 2018	332,200	296,200

The company's efforts were historically directed toward accepting applications from upper socio-economic residents of international countries and to issuing single premium life products as part of its wealth transfer strategies for domestic life sales. In both of these strategies the company's portfolio of fixed-index (equity indexed) life insurance products plays an important role. Fixed-index life products accounted for 92% of total life sales in the first nine months of 2018, as compared to 86% for the same period in 2017.

The table below sets forth information regarding National Western's life insurance in force for each date presented.

	Insurance In Force as of
	September 30,
	2018	2017
	($ in thousands)

Universal life:
Number of policies	37,600	41,070
Face amounts	$3,449,840	4,271,900

Traditional life:
Number of policies	31,200	32,570
Face amounts	$3,395,580	3,459,330

Fixed-index life:
Number of policies	38,570	38,300
Face amounts	$8,955,450	9,104,030

Rider face amounts	$3,220,960	3,043,010

Total life insurance:
Number of policies	107,370	111,940
Face amounts	$19,021,830	19,878,270

At September 30, 2018, the company’s face amount of life insurance in force was comprised of $15.8 billion from the international line of business and $3.2 billion from the domestic line of business. At September 30, 2017, these amounts were $16.8 billion and $3.1 billion for the international and domestic lines of business, respectively.

Annuities

The following table sets forth information regarding the company's annuity sales activity as measured by single and annualized first year premiums. Similar to life insurance sales, these figures are considered a non-GAAP financial measure but are shown in accordance with industry practice and depict National Western's sales productivity.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)

Fixed-index annuities	$83,234	147,966	290,583	420,757
Other deferred annuities	3,305	3,057	10,770	14,517
Immediate annuities	378	1,789	1,767	2,871

Totals	$86,917	152,812	303,120	438,145

The company's mix of annuity sales has historically shifted with interest rate levels and the relative performance of the equity market. With the decline in interest rates subsequent to the subprime crisis, sales of fixed-index products have become proportionately greater generally accounting for 90% or more of all annuity sales the past several years. During the first nine months of 2018, this percentage approached 96% reflecting the ongoing bull market run in equities since bottoming out in 2009. For all fixed-index products, the company purchases over the counter call options to hedge the equity return feature. The options are purchased relative to the issuance of the annuity contracts in such a manner to minimize timing risk. Generally, the index return during the indexing period (if the underlying index increases) becomes a component in a formula (set forth in the annuity), the result of which is credited as interest to contract holders electing the index formula crediting method at the beginning of the indexing period. The formula result can never be less than zero with these products. The company does not deliberately mismatch or under hedge for the equity feature of the products. Fixed-index products also provide the contract holder the alternative to elect a fixed interest rate crediting option.

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

The following table sets forth information regarding annuities in force for each date presented.

	Annuities In Force as of
	September 30,
	2018	2017
	($ in thousands)

Fixed-index annuities
Number of policies	74,310	75,070
GAAP annuity reserves	$5,887,582	5,909,871

Other deferred annuities
Number of policies	40,880	44,620
GAAP annuity reserves	$1,629,477	1,804,826

Immediate annuities
Number of policies	13,340	13,940
GAAP annuity reserves	$357,119	369,188

Total annuities
Number of policies	128,530	133,630
GAAP annuity reserves	$7,874,178	8,083,885

Impact of Recent Business Environment

The Company's business is generally aided by an economic environment experiencing growth, whether moderate or vibrant, characterized by metrics which indicate improving employment data and increases in personal income. Recently, preliminary third quarter United States GDP results were reported which continued to suggest strong domestic economic growth, albeit at a slightly lower rate than that reported for the second quarter. Natural consequences of higher growth are higher interest rates. In addition, with the Federal Reserve unwinding the remains of quantitative easing, the less accommodating posture introduces higher volatility to financial markets. However, the primary uncertainty over domestic and global economies is the economic cold war between the United States and China. A prolonged United States vs.China trade war carries the risk of impeding real economic growth not only in the two economies but the world at large.

With regard to the credit market, industry analysts and observers generally agree that a sudden jump in interest rate levels, while presently a highly unlikely scenario, would be harmful to life insurers with interest-sensitive products as it could provide an impetus for abnormal levels of product surrenders and withdrawals at the same time fixed debt securities held by insurers declined in market value. The ten-year Treasury yield had held steady within a narrow range during the summer months before breaking out to the upside at the end of the third quarter. A general view is that the increase was fueled by higher real rates which is typically a reflection of stronger economic growth. The spread between short term rates and long term rates is tighter than historical averages which suggests that the Federal Reserve's monetary policy remains somewhat accommodative but at a lower level than in recent years. Ultimately, a mix of monetary policy adjustments, fiscal policy, and economic fundamentals will determine the future direction of interest rate movements and the speed of such shifts. It is uncertain what direction and at what pace interest rate movements may occur in the future and what impact, if any, such movements would have on the Company's business, results of operations, cash flows or financial condition.

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

Consolidated Operations

Revenues.  The following details Company revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)

Universal life and annuity contract charges	$38,287	40,268	116,753	122,329
Traditional life premiums	4,209	5,285	13,282	13,639
Net investment income (excluding derivatives)	105,870	106,560	322,519	327,493
Other revenues	5,111	4,672	15,396	13,714

Operating revenues	153,477	156,785	467,950	477,175
Derivative gain (loss)	69,683	45,131	35,581	138,552
Net realized investment gains (losses)	2,275	2,074	5,582	10,906

Total revenues	$225,435	203,990	509,113	626,633

Universal life and annuity contract charges - Revenues for universal life and annuity contracts were lower for the first nine months in 2018 compared to 2017. Revenues for universal life and annuity products consist of policy charges for the cost of insurance, administration charges, surrender charges assessed against policyholder account balances, and amortization of deferred premium loads less reinsurance premiums, as shown in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)

Contract Revenues:
Cost of insurance and administrative charges	$32,516	33,915	97,041	100,823
Surrender charges	9,291	10,114	28,429	33,682
Other charges	786	(171)	4,226	(131)
Gross contract revenues	42,593	43,858	129,696	134,374

Reinsurance premiums	(4,306)	(3,590)	(12,943)	(12,045)

Net contract revenues	$38,287	40,268	116,753	122,329

Cost of insurance charges typically trend with the size of the universal life insurance block in force and the amount of new business issued during the period. Universal life insurance in force during the nine months ended September 30, 2018 averaged approximately $18.4 billion while for the same period of 2017 it averaged $19.1 billion. For the three months ended September 30, 2018, cost of insurance charges decreased to $26.4 million from $26.9 million at September 30, 2017, and for the nine months ended September 30, 2018, cost of insurance charges decreased to $79.7 million from $80.6 million at September 30, 2017. Administrative charges pertaining to new business issued declined to $6.1 million for the three months ended September 30, 2018 from $7.1 million for the same period in 2017, and to $17.3 million for the nine months ended September 30, 2018 versus $20.3 million for the nine months ended September 30, 2017, due to a lower number of international life insurance policies issued.

Surrender charges assessed against policyholder account balances upon withdrawal decreased in the first nine months of 2018 versus the comparable prior year period. While the company earns surrender charge income that is assessed upon policy terminations, the company's overall profitability is enhanced when policies remain in force and additional contract revenues are realized and the company continues to make an interest rate spread equivalent to the difference it earns on its investment and the amount that it credits to policyholders. In the first nine months of 2018, lapse rates on international life insurance policies were better than the prior year while lapse rates for domestic insurance and annuity policies increased somewhat. Surrender charge income recognized is also dependent upon the duration of policies at the time of surrender (i.e. later duration policy surrenders having a lower surrender charge assessed and earlier duration surrenders having a higher surrender charge).

Other charges include the amortization into income of the premium load on single premium life insurance products which is deferred at the inception of the policy. As these products have become a substantial portion of domestic life insurance sales over the past several years, the amortization of accumulated deferrals has surpassed current period premium loads deferred.

Traditional life premiums - Traditional life premiums were lower in the three and nine months ended September 30, 2018 compared to the same periods in 2017 reflecting the company's decision to cease accepting applications from international residents in the second quarter of 2018. This has been offset in part by an increase in domestic life insurance sales with new product offerings. Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period. The company's life insurance sales focus has historically been primarily centered around universal life products, although additional domestic life term products have been added to the company's portfolio recently. Universal life products, especially the company's equity indexed universal life products which offer the opportunity for consumers to acquire life insurance protection and receive credited interest linked in part to an outside market index, have been more popular product offerings in the company's markets representing 94% of new life insurance sales for 2018 thus far.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)

Gross investment income:
Debt and equities	$100,036	101,664	301,867	307,540
Mortgage loans	3,661	2,645	9,606	8,333
Policy loans	824	885	2,384	2,638
Short-term investments	676	339	1,498	585
Other invested assets	1,023	1,408	8,226	9,363

Total investment income	106,220	106,941	323,581	328,459
Less: investment expenses	350	381	1,062	966

Net investment income (excluding derivatives)	105,870	106,560	322,519	327,493
Derivative gain (loss)	69,683	45,131	35,581	138,552

Net investment income	$175,553	151,691	358,100	466,045

For the nine months ended September 30, 2018, debt and equity securities generated approximately 94% of total net investment income, excluding derivative gain (loss). The Company's strategy is to invest substantially all of its cash flows in fixed debt securities consistent with its guidelines for credit quality, duration, and diversification. The lower level of investment income from debt and equity securities through the third quarter of 2018 versus 2017, reflects higher yielding debt securities maturing or being called by borrowers and being replaced with lower yielding securities in the current interest rate environment. With the gradual increase in interest rate levels during the current period, investment yields on new bond purchases during the first nine months of 2018 approximated 4.08%, above the portfolio's weighted average yield of 3.90% at September 30, 2018.

Effective January 1, 2018, new accounting guidance requires that changes in fair values of equity securities be included in the Consolidated Statements of Earnings. For the quarter and nine months ended September 30, 2018, an unrealized gain/(loss) of $0.3 million and $0.1 million, respectively, is included in net investment income (in the Debt and equities line item in the above table) reflecting the change in fair value during each period. The carrying value of the Company's portfolio of equity securities was $19.7 million at September 30, 2018.

Mortgage loan investment income for the nine months ended September 30, 2018 increased versus the comparable period in 2017 reflecting higher yielding loans paying off early and the resultant prepayment fees received. The portfolio balance increased from $174.5 million at December 31, 2016 to $208.2 million at December 31, 2017 as the Company identified this as an area of investment focus. The mortgage loan portfolio balance decreased slightly to $200.9 million at September 30, 2018 reflecting seasonal competition in loan origination efforts (competing mortgage lenders are typically more active during the first calendar half of the year). During the nine months ended September 30, 2018 the Company originated new mortgage loans in the amount of $24.8 million compared to $38.2 million in the comparable period of 2017.

In order to evaluate underlying profitability and results from ongoing operations, net investment income performance is analyzed excluding derivative gain (loss), which is a common practice in the insurance industry.  Net investment income and average invested assets shown below includes cash and cash equivalents. Net investment income performance is summarized as follows:

	Nine Months Ended September 30,
	2018	2017
	(In thousands)

Excluding derivatives:
Net investment income	$322,519	327,493
Average invested assets, at amortized cost	$10,769,351	10,580,953
Annual yield on average invested assets	3.99%	4.13%

Including derivatives:
Net investment income	$358,100	466,045
Average invested assets, at amortized cost	$10,934,935	10,723,043
Annual yield on average invested assets	4.37%	5.79%

The yield on average invested assets during the first nine month of 2018, excluding derivatives, declined from 2017 as yields obtained on new fixed maturity debt securities investments during the first nine months of 2018 and the remainder of 2017 continued to be less than the yields on securities called or maturing during this timeframe. During 2017, the average yield on bond purchases to fund insurance operations was 3.57% representing a 1.20% spread over treasury rates. Insurance operation bond purchases through the third quarter of 2018 had a higher average yield of 4.08% as spreads held steady at 1.21% over treasury rates during this period. While treasury rates increased in the first nine months, the demand for fixed income securities kept the spread margin over treasury rates fairly level.

The bond yield rates obtained during 2017 were below the weighted average bond portfolio rate during the period. During the first nine months of 2018, yields on new purchases exceeded the weighted average bond portfolio rate for the first time in many years. The weighted average quality of new purchases during the first nine months of the current year was "BBB+" matching the overall quality rating of purchases during 2017. The composite duration of purchases during the first nine months of 2018 was approximately the same as that for purchases made in previous years. The Company's general investment strategy is to purchase debt securities with maturity dates approximating ten years in the future. Accordingly, an appropriate measure for benchmarking the direction of interest rate levels for the Company's debt security purchases is the ten year treasury bond rate. After ending 2017 at a rate of 2.41%, the daily closing yield of the ten year treasury bond ranged from a low of approximately 2.45% to a high of roughly 3.10% during the first nine months of 2018, and ended the third calendar quarter at 3.06%.

The pattern in average invested asset yield, including derivatives, incorporates increases and decreases in the fair value of index options purchased by the company to support its fixed-index products. Fair values of the purchased call options decreased during the first nine months of 2018 and increased during the comparable 2017 period, corresponding to the movement in equity market indices in these time frames. Refer to the derivatives discussion below for a more detailed explanation of these instruments.

Other revenues - Other revenues primarily pertain to the Company's two nursing home operations in Reno, Nevada and San Marcos, Texas, and the operations of Braker P III ("BP III"), a subsidiary created at the end of 2016 to own and manage a commercial office building BP III acquired. Revenues associated with the nursing operations were $13.0 million and $13.5 million for the nine months ended September 30, 2018 and 2017, respectively. Level nursing home revenues reflect stable census figures at the facilities thus far in 2018 and a steady mix of payor sources by patient types. Revenues associated with BP III were $2.3 million and $1.0 million in the first nine months of 2018 and 2017, respectively. The increased revenues in 2018 reflect tenant leases that have been subsequently entered into.

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

Gains and losses from index options are substantially due to changes in equity market conditions. Index options are intended to act as hedges to match the returns on the product's underlying reference index and the rise or decline in the index relative to the index level at the time of the option purchase which causes option values to likewise rise or decline. As income from index options fluctuates with the underlying index, the contract interest expense to policyholder accounts for the company's fixed-index products also fluctuates in a similar manner and direction. For the three and nine months ended September 30, 2018 and 2017, the Company recorded realized and unrealized gains/(losses) from index options as shown below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)

Derivatives:
Unrealized gain (loss)	$35,249	13,197	(66,373)	44,053
Realized gain (loss)	34,434	31,934	101,954	94,499

Total gain (loss) included in net investment income	$69,683	45,131	35,581	138,552

Total contract interest	$124,144	107,799	183,316	299,862

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

The financial statement investment spread, the difference between investment income and interest credited to contractholders, is subject to variations from option performance during any given period. For example, many of the company's equity-index annuity products provide for the collection of asset management fees. These asset management fees are assessed when returns on expiring options are positive, and they are collected prior to passing any additional returns above the assessed management fees to the policy contractholders. During periods of positive returns, the collected asset management fees serve to increase the financial statement spread by increasing option realized gains reported as investment income in an amount greater than interest credited to policy contractholders which is reported as contract interest expense. Asset management fees collected in the first nine months of 2018 and 2017 were approximately $18.9 million and $24.3 million, respectively. For the three months ended September 30, 2018 and 2017, asset management fees collected were $5.6 million and $7.5 million, respectively.

Net realized investment gains (losses) - Realized gains (losses) on investments include proceeds from bond calls and sales as well as impairment write-downs on investments in debt securities and real estate. The net gains reported for the nine months ended September 30, 2018 consisted of gross gains of $5.6 million offset by gross losses of $0.0 million. The net gains reported for the nine months ended September 30, 2017 consisted of gross gains of $11.0 million offset by gross losses of $0.1 million. Gross gains in 2017 include approximately $2.3 million from a partial sale of the company's former home office land property to the Texas Department of Transportation (TxDOT) to be used in the construction of roadway expansion.

The Company records impairment write-downs when a decline in value is considered to be other-than-temporary and full recovery of the investment is not expected. Impairments due to credit factors are recorded in the Company's Condensed Consolidated Statements of Earnings while non-credit (liquidity) impairment losses are included in Condensed Consolidated Statements of Comprehensive Income (Loss). No impairment or valuation write-downs were recorded in the Company's Condensed Consolidated Statements of Earnings for the nine months ended September 30, 2018 and 2017.

Benefits and Expenses.  The following table details benefits and expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)

Life and other policy benefits	$5,744	21,015	44,607	58,626
Amortization of deferred policy acquisition costs	26,775	18,722	90,073	85,992
Universal life and annuity contract interest	124,145	107,799	183,316	299,862
Other operating expenses	24,037	22,596	72,467	74,031

Totals	$180,701	170,132	390,463	518,511

Life and other policy benefits - Death claim benefits, the largest component of policy benefits, were $33.4 million in the first nine months of 2018 compared to $33.3 million for the first nine months of 2017. Death claim amounts are generally subject to variation from period to period. For the first nine months of 2018, the number of life insurance claims increased 10% from the comparable period in 2017 while the average dollar amount per net claim moved to $49,900 from $45,800. Despite the higher incidence of claims and the increase in average death claim amount, death claim benefits in 2018 year-to-date approximate those in the comparable period of 2017 due to higher cash value balances on universal life claims incurred in 2018 compared to the prior year period (cash values serve to reduce the company's out-of-pocket benefit expense). The company's overall mortality experience has generally been consistent with or better than its product pricing assumptions. Mortality exposure is managed through reinsurance treaties under which the Company's retained maximum net amount at risk on any one life is capped at $500,000.

Life and other policy benefits also includes policy liabilities held associated with the company's traditional life products, including riders such as the company's guaranteed minimum withdrawal benefit rider ("WBR"), a popular rider to its equity-indexed annuity products. During the third quarter ended September 30, 2018, the company unlocked its policy benefit reserves associated with this rider which resulted in a decrease to the policy benefit liability (and policy benefit expenses) during the period of $15.7 million. The primary unlocking adjustment included within this amount was an adjustment of the assumed rate of election by policyholders taking withdrawal payments to a rate consistent with actual experience (which was lower than that previously assumed).

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

The following table identifies the effects of unlocking adjustments on DPAC balances recorded through amortization expense separate from recurring amortization expense components three and nine months ended September 30, 2018 and 2017.

Amortization of DPAC	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)

Unlocking adjustments	$(950)	(12,935)	(950)	(11,856)
Other amortization components	27,725	31,657	91,023	97,848

Totals	$26,775	18,722	90,073	85,992

During the quarter ended September 30, 2018, the company unlocked DPAC balances associated with its Life and Annuity segments the effect of which was to increase DPAC balances by $1.0 million (and reduce amortization expense). The Life DPAC balance was unlocked for assumptions involving mortality, extended death benefit reserves, and the investment portfolio yield supporting universal life policy liabilities. The Annuity DPAC balance was unlocked for assumptions concerning mortality, the election rate of the company's withdrawal benefit rider, and for investment portfolio yield supporting annuity contract accounts.

During the quarter ended September 30, 2017, the company unlocked the DPAC balances associated with its International Life insurance and Annuity segments the effect of which was to increase DPAC balances by $12.9 million (and reduce amortization expense). The International Life insurance DPAC balance was unlocked for favorable mortality, lower than expected lapses from disengaged countries, and the implementation of an interest crediting clawback on certain universal life policies. The Annuity DPAC balance was unlocked for crediting rate spreads and surrender/annuitization assumptions. Earlier in 2017, the company unlocked the interest crediting rate spread on three of its equity-indexed universal life products the effect of which was to decrease the DPAC balance by $1.1 million (and increase amortization expense).

The Company is required to evaluate its emergence of profits continually and management believes that the current amortization patterns of deferred policy acquisition costs are reflective of actual experience. It is the company's intent, absent intervening events or experience, to annually perform any necessary DPAC balance unlockings in the third calendar quarter of the year.

As the DPAC balance is an asset on the Company's Condensed Consolidated Balance Sheets, GAAP provides for an earned interest return on the unamortized balance each period. The earned interest serves to increase the DPAC balance and reduce other amortization component expense. The rate at which the DPAC balance earns interest is the average credited interest rate on the company's universal life and annuity policies in force, including credited interest on equity-indexed policies. The amount of earned interest on DPAC balances was $7.9 million and $7.6 million in the quarters ended September 30, 2018 and 2017, respectively, decreasing other amortization component expense. The amount of earned interest on DPAC balances for the nine months ended September 30, 2018 and 2017 was $24.1 million and $23.2 million, respectively.

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

The company's approximated average credited rates through the first nine months, excluding and including equity-indexed products, were as follows:

	September 30,		September 30,
	2018	2017	2018	2017
	(Excluding fixed-index products)		(Including fixed-index products)

Annuity	2.10%	2.20%	1.77%	3.57%
Interest sensitive life	3.38%	3.42%	5.80%	6.83%

Contract interest reported in financial statements also encompasses the performance of the index options associated with the company's fixed-index products. As previously noted, the market value changes of these derivative features resulted in net realized and unrealized gains/(losses) of $35.6 million and $138.6 million being included in net investment income for the nine months ended September 30, 2018 and 2017, respectively. These returns similarly increased/(decreased) the computed average credited rates for the periods shown above. Policyholders of equity-indexed products cannot receive an interest credit below 0% according to the policy contract terms.

Generally, the impact of the market value change of index options on asset values aligns closely with the movement of the embedded derivative liability held for the company's fixed-index products such that the net effect upon pretax earnings is negligible (i.e. net realized and unrealized gains/(losses) included in net investment income approximate the change in contract interest associated with the corresponding embedded derivative liability change). However, other aspects of the embedded derivatives can cause deviations to occur between the change in index option asset values included in net investment income and the change in the embedded derivative liability included in contract interest. As noted in the discussion of net investment income, the collection of asset management fees in a period can cause investment income to increase marginally higher than contract interest expense since these collected fees are deducted from indexed interest credited to policyholders. During the three months ended September 30, 2018 and 2017, asset management fees collected were $5.6 million and $7.5 million, respectively, and for the nine months then ended $18.9 million and $24.3 million, respectively.

Accounting rules require the embedded derivative liability to include a projection of asset management fees estimated to be collected in the succeeding fiscal year. The change in this projection, plus or minus, is included in contract interest for the period being reported on. In the three month periods ended September 30, 2018 and 2017, contract interest was increased/(decreased) $(7.0) million and $1.5 million, respectively, for these projection changes. For the nine months ended September 30, 2018 and 2017, contract interest was increased/(decreased) $(5.3) million and $5.0 million, respectively.

Contract interest expense also includes reserve changes for immediate annuities, two tier annuities, excess death benefit reserves, excess annuitizations, and amortization of deferred sales inducement balances. These items are offset by policy charges assessed for policies having the withdrawal benefit rider (WBR). As changes in these items collectively impact contract interest expense, financial statement interest spread is also affected. For the three month periods ended September 30, 2018 and 2017, the changes in these items increased contract interest expense by $5.7 million and $10.0 million, respectively, while for the nine months then ended contract interest expense was increased by $18.7 million and $30.8 million, respectively. The lower contract interest charges in the 2018 periods reflect higher WBR charges assessed (which reduces contract interest expense) and smaller reserve increases associated with immediate and two-tier annuities due to decreases in the size of these blocks of business.

Similar to deferred policy acquisition costs, the company defers sales inducements in the form of first year credited interest bonuses on annuity products that are directly related to the production of new business. These bonus interest charges are deferred and amortized using the same methodology and assumptions used to amortize other capitalized acquisition costs and the amortization is included in contract interest. In addition, deferred sales inducement balances are also reviewed periodically to ascertain whether actual experience has deviated significantly from that assumed (unlock) and are adjusted to reflect current policy lapse or termination rates, expense levels and credited rates on policies compared to anticipated experience (true-up). These adjustments, plus or minus, are included in contract interest expense. During the quarters ended September 30, 2018 and 2017, the company unlocked its deferred sales inducement balance in conjunction with the Annuity DPAC balance unlocking discussed previously. The effect of these prospective unlockings was to increase the deferred sales inducement balance in the third quarter of 2018 by $1.3 million (and decrease contract interest expense) and to decrease the balance in the third quarter of 2017 by $4.3 million (and increase contract interest expense).

As previously discussed in the amortization of deferred policy acquisition costs section, the company unlocked its life insurance DPAC balance for mortality experience and extended benefit policy reserves. While these changes had a relatively modest impact on the DPAC unlocking, they had a larger effect on the policy benefits liability balance. The impact of these unlocking adjustments upon policy benefit reserves was an increase of $14.2 million. This increase is included as a component of contract interest expense for the three and nine months ended September 30, 2018.

Other operating expenses - Other operating expenses consist of general administrative expenses, licenses and fees, commissions not subject to deferral, nursing home expenses, real estate expenses, and compensation costs. These expenses for the three and nine months ended September 30, 2018 and 2017 are summarized in the table that follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)

General insurance expenses	$7,438	6,027	23,036	22,436
Nursing home expenses	3,966	4,135	11,866	12,622
Compensation expenses	8,062	7,140	22,036	22,203
Commission expenses	1,998	2,854	6,522	8,149
Real estate expenses	1,154	720	3,502	2,096
Taxes, licenses and fees	1,419	1,720	5,505	6,525

Totals	$24,037	22,596	72,467	74,031

General insurance expenses include software amortization expense associated with the company's proprietary policy administration system which was phased into production over the past couple of years as well as other acquired software. Expenses pertaining to these items were $2.5 million and $2.1 million in the third quarter of 2018 and 2017, respectively, and $8.1 million and $6.6 million in the first nine months of 2018 and 2017, respectively. This category also includes employee benefit plan expenses for the various employee health and retirement plans the company sponsors. Related expenses for the third quarter of 2018 and 2017 were $1.9 million and $2.5 million, respectively, and for the first nine months of 2018 and 2017 were $4.9 million and $7.1 million, respectively. In the third quarter of 2017, the reserve for agent debit balances was reduced $1.8 million which decreased expenses by a like amount for the three and nine months ended September 30. The reserve reduction was a result of a change in reserving methodology implemented in the third quarter of 2017.

Compensation expenses include share-based compensation costs related to outstanding vested and nonvested stock options and stock appreciation rights ("SARs"), restricted stock units ("RSUs") and performance share units ("PSUs"). The related share-based compensation costs move in tandem not only with the number of awards outstanding but also with the movement in the market price of the Company's Class A common stock as a result of marking the stock options, SARs, and RSUs to fair value under the liability method of accounting. Consequently, the related expense amount varies positive or negative in any given period. For the three-month periods shown, share-based compensation expense was $1.7 million in 2018 and $1.3 million in 2017. For the nine-month periods shown, shared-based compensation expense was $2.4 million in 2018 and $5.6 million in 2017. The Company's Class A common share price decreased from $331.02 at December 31, 2017 to $307.26 at June 30, 2018 and increased nearly 4% to $319.20 at September 30, 2018. This movement in share price is the cause for share-based compensation being higher for the quarter ended September 30, 2018 while being lower for the nine months then ended. No performance share awards were granted in the third quarter or first nine months of 2018. During the nine months ended September 30, 2017, the Company awarded 11,715 SARs, 4,385 RSUs, and 4,526 PSUs to directors and officers.

Real estate expenses pertain to the commercial building operated by Braker P III. The building was acquired at year-end 2016 and the company relocated to this facility during the fourth quarter of 2017. The higher operating expenses for the 2018 periods relative to the 2017 periods reflect the company's occupancy as well as other third party tenants.

Taxes, licenses and fees include premium taxes and licensing fees paid to state insurance departments, guaranty fund assessments, the company portion of social security and Medicare taxes, real estate taxes, state income taxes, and other state and municipal taxes. Premium tax expense decreased to $2.3 million in the first nine months of 2018 from $2.7 million in the comparable period of 2017 due to recoveries of overpaid taxes and the settlement of amounts less than what was originally estimated. Other state taxes decreased to $0.1 million in the third quarter of 2018 from $0.4 million in 2017 and to $0.8 million in the first nine months of 2018 from $1.9 million in the same period for 2017 due to a favorable resolution of a contingent state tax liability in 2018 and lesser state corporate income taxable income.

Federal Income Taxes. Federal income taxes on earnings from operations reflect an effective tax rate of 19.9% for the nine months ended September 30, 2018 compared to 34.5% for the nine months ended September 30, 2017. The Federal corporate tax rate decreased to 21% effective in 2018 under the Tax Cuts and Jobs Act ("Tax Act") passed in December 2017. The Company's effective tax rate is typically lower than the Federal statutory rate due to tax-exempt investment income related to municipal securities and dividends-received deductions on income from stocks, absent other permanent tax items.

While the Company's overall effective tax rate remains close to the statutory rate level, the Company's current tax expense remains elevated due to another provision of the Tax Act which capped the amount of tax reserves a life insurer is able to deduct in arriving at its taxable income. This provision requires a recalculation of the reserves at January 1, 2018, limited to the greater of net surrender value or 92.81% of the reserve method prescribed by the National Association of Insurance Commissioners which covers such contracts as of the date the reserve is determined. Accordingly, the Company reduced its reserves as of January 1, 2018 by approximately $400 million based upon estimates made at that time. The implementation guidance with respect to this provision of the Tax Act permitted companies to refine its analysis and calculations during the 2018 year. As of September 30, 2018, the Company's updated analysis determined that the tax reserve reduction approximated $339 million rather than $400 million. Based upon this revised figure, the effect of limiting the tax reserve deductible in the current tax computation serves to increase the Company's taxable income by approximately $42 million per year through 2025. At the Federal statutory rate of 21%, the impact upon current tax expense is an increase of approximately $6.7 million for the first nine months of 2018.

Segment Operations

Summary of Segment Earnings

A summary of segment earnings/(losses) for the three and nine months ended September 30, 2018 and 2017 is provided below. The segment earnings/(losses) exclude realized gains and losses on investments, net of taxes.

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
	(In thousands)

Segment earnings (losses):
Three months ended:
September 30, 2018	$474	(1,597)	30,720	4,247	33,844
September 30, 2017	$2,037	28,992	(13,718)	3,154	20,465

Nine months ended:
September 30, 2018	$1,631	18,929	53,501	16,511	90,572
September 30, 2017	$1,409	47,850	1,153	13,333	63,745

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)

Premiums and contract revenues:
Premiums and contract charges	$10,060	9,907	29,775	27,822
Net investment income	26,912	17,385	41,131	51,998
Other revenues	11	11	12	30

Total revenues	36,983	27,303	70,918	79,850

Benefits and expenses:
Life and other policy benefits	5,839	3,483	15,751	13,850
Amortization of deferred policy acquisition costs	2,978	2,517	8,362	8,300
Universal life insurance contract interest	22,355	14,119	29,401	41,576
Other operating expenses	5,215	4,086	15,368	13,975

Total benefits and expenses	36,387	24,205	68,882	77,701

Segment earnings (loss) before Federal income taxes	596	3,098	2,036	2,149
Provision (benefit) for Federal income taxes	122	1,061	405	740

Segment earnings (loss)	$474	2,037	1,631	1,409

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)

Universal life insurance revenues	$11,490	10,373	33,376	30,656
Traditional life insurance premiums	1,180	1,793	3,793	3,761
Reinsurance premiums	(2,610)	(2,259)	(7,394)	(6,595)

Totals	$10,060	9,907	29,775	27,822

The company's domestic life insurance in force, in terms of policy count, has been declining for some time. The pace of new policies issued has lagged the number of policies terminated from death or surrender by roughly a two-to-one rate over the past several years. While the in force policy count has declined, the level of insurance in force (face amount of policies) from which contract charge revenue is received has remained relatively constant as new policies issued have substantially higher amounts of insurance compared to those policies terminating. The number of domestic life insurance policies in force has declined from 51,600 at December 31, 2016 to 50,200 at December 31, 2017, and to 49,400 at September 30, 2018. Policy lapse rates in the first nine months of 2018 approximated 6.4% compared to 6.0% and 7.5% in 2017 and 2016, respectively.

Universal life insurance revenues are also generated with the issuance of new business based upon amounts per application and percentages of the face amount (volume) of insurance issued. The number of domestic life policies issued in the first nine months of 2018 was 40% higher than in the comparable period for 2017 and the volume of insurance issued was 52% more than that in 2017. Universal life insurance revenues also include surrender charge income realized on terminating policies and, in the case of domestic universal life, amortization into income of the premium load on single premium policies which the company began deferring in 2013.

Premiums collected on universal life products are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings in accordance with GAAP.  Actual domestic universal life premiums collected are detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)

Universal life insurance:
First year and single premiums	$39,291	30,170	130,689	92,495
Renewal premiums	5,080	5,166	14,844	15,297

Totals	$44,371	35,336	145,533	107,792

During the past couple of years the company has achieved some success in growing sales of its domestic life insurance new business. Sales have been substantially weighted toward single premium policies which do not have much in the way of recurring premium payments. These products are targeting wealth transfer strategies involving the movement of accumulated wealth in alternative investment vehicles, including annuities, into life insurance products. As a result, renewal premium levels have not been exhibiting a corresponding level of increase. Traditional life insurance premiums remained level in the three and nine month periods ended September 30, 2018 compared to the prior year periods. The company released a new term insurance product series in 2018 to replace other traditional product offerings.

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

A detail of net investment income for domestic life insurance operations is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)

Net investment income (excluding derivatives)	$10,503	9,353	30,058	27,675
Derivative gain (loss)	16,409	8,032	11,073	24,323

Net investment income	$26,912	17,385	41,131	51,998

Life and policy benefits for a smaller block of business are subject to variation from quarter to quarter. Claim count activity during the first nine months of 2018 increased 15% compared to the first nine months of 2017 while the average net claim amount (after reinsurance) increased to $31,800 from $26,900. The low face amount per claim relative to current issued amounts of insurance per policy reflects the older block of domestic life insurance policies sold which were final expense type products (i.e. purchased to cover funeral costs). GAAP reporting requires that claims be recorded after any cash value amounts that have been accumulated in the policies. While domestic claims increased in the first nine months of 2018 compared to 2017, the accumulated cash values on the claims incurred was substantially higher in the current period (which reduces the net amount at risk on policies). The company's overall mortality experience for this segment has been better than pricing assumptions.

As noted previously in the discussion of Results of Operations, the company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience with the adjustment reflected in current period amortization expense. To the extent required, the company may also record unlocking adjustments to DPAC balances. The following table identifies the effects of unlocking adjustments on domestic life insurance DPAC balances recorded through amortization expense separate from recurring amortization expense components for the three and nine months ended September 30, 2018 and 2017.

Amortization of DPAC	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)

Unlocking adjustments	$1,015	—	1,015	795
Other amortization components	1,963	2,517	7,347	7,505

Totals	$2,978	2,517	8,362	8,300

During the quarter ended September 30, 2018, the company unlocked DPAC balances associated with its Domestic Life segment for favorable mortality, extended death benefit reserves, and the investment portfolio yield supporting universal life policy liabilities. The effect of the prospective unlocking was to decrease DPAC balances by $1.0 million (and increase amortization expense). During the first nine months of 2017, the company unlocked the interest crediting rate spread on two of its equity-indexed universal life products, the effect of which was to decrease DPAC balances by $0.8 million (and increase amortization expense).

As indicated in the discussion concerning net investment income, contract interest expense includes the fluctuations that are the result of the effect upon the embedded derivative for the performance of underlying equity indices associated with fixed-index universal life products. The amounts realized on purchase call options approximate the amounts the company credits to policyholders' policies. As part of the unlockings in the third quarter of 2018 discussed above, the company reduced its excess benefit reserve by $1.0 million which served to decrease contract interest expense by a like amount.

International Life Insurance Operations

A comparative analysis of results of operations for the company's international life insurance segment is detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$26,839	30,353	82,218	91,563
Net investment income	19,731	15,711	32,305	48,581
Other revenues	5	26	39	73

Total revenues	46,575	46,090	114,562	140,217

Benefits and expenses:
Life and other policy benefits	6,609	8,437	16,872	19,399
Amortization of deferred policy acquisition costs	6,307	(21,585)	21,023	(7,874)
Universal life insurance and annuity contract interest	30,596	9,112	37,046	36,871
Other operating expenses	4,982	5,661	15,991	18,846

Total benefits and expenses	48,494	1,625	90,932	67,242

Segment earnings (losses) before Federal income taxes	(1,919)	44,465	23,630	72,975
Provision (benefit) for Federal income taxes	(322)	15,473	4,701	25,125

Segment earnings (loss)	$(1,597)	28,992	18,929	47,850

As with domestic life operations, revenues from the international life insurance segment include both premiums on traditional type products and contract revenues from universal life insurance. A comparative detail of premiums and contract revenues is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)

Universal life insurance revenues	$25,505	28,190	78,278	87,134
Traditional life insurance premiums	3,029	3,494	9,489	9,879
Reinsurance premiums	(1,695)	(1,331)	(5,549)	(5,450)

Totals	$26,839	30,353	82,218	91,563

In general, universal life revenues and operating earnings are anticipated to emerge with growth in the amount of life insurance in force. The volume of international life insurance in force, primarily universal life, contracted from $17.9 billion at December 31, 2016 to $16.6 billion at December 31, 2017 and further decreased to $15.8 billion at September 30, 2018. Universal life insurance revenues are also generated with the issuance of new business based upon amounts per application and percentages of the face amount (volume) of insurance issued. The number of international life policies issued in the first nine months of 2018 was 27% lower than in the first nine months of 2017 while the volume of insurance issued was 31% less than that issued in 2017 during the same period. As noted previously, the company ceased accepting new applications from residents outside of the U.S. in May 2018. The company had ceased accepting applications from residents of Venezuela during the first quarter of 2018 due to the unsettled political, economic, civil, and social climate existing in that country. Prior to that, the company had ceased accepting applications from residents of Brazil, Central America, and the Pacific Rim region in the fourth quarter of 2015 and from residents in the Eastern European region, primarily Russian-speaking, during 2017.

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

	Amount in $'s	Annualized Termination Rate
	(millions)

Volume In Force Terminations
Nine months ended September 30, 2018	1,264.2	9.8%
Year ended December 31, 2017	2,309.7	12.2%
Year ended December 31, 2016	2,340.6	11.6%
Year ended December 31, 2015	2,659.1	12.3%
Year ended December 31, 2014	1,825.5	8.4%
Year ended December 31, 2013	1,838.5	8.6%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)

Universal life insurance:
First year and single premiums	$1,334	3,983	10,396	11,367
Renewal premiums	19,792	22,204	59,089	64,392

Totals	$21,126	26,187	69,485	75,759

National Western's most popular international products have been its fixed-index universal life products in which the policyholder can elect to have the interest rate credited to their policy account values linked in part to the performance of an outside equity index. These products issued were not generally available in the local markets when sold. Included in the totals in the above table are collected premiums for fixed-index universal life products of approximately $44.9 million and $47.9 million for the first nine months of 2018 and 2017, respectively. The reduced level of renewal premiums during 2018 compared to 2017 corresponds with the decline in policies in force due to termination activity as discussed above.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)

Net investment income (excluding derivatives)	$8,117	8,837	25,018	26,863
Derivative gain (loss)	11,614	6,874	7,287	21,718

Net investment income	$19,731	15,711	32,305	48,581

For liability purposes, the embedded option in the company's policyholder obligations for this feature is bifurcated and reserved for separately. Accordingly, the impact for the embedded derivative component in the equity-index universal life product is reflected in the contract interest expense for each respective period.

Life and policy benefits primarily consist of death claims on policies. National Western's clientèle for international products are generally wealthy individuals with access to U.S. dollars and quality medical care. Consequently, the amounts of coverage purchased have historically tended to be larger amounts. In the year ended December 31, 2017, the average face amount of insurance purchased was $306,300, while in the first nine months of 2018 the average was lower at $296,200 reflecting the company's decision to disengage from certain markets and ultimately to cease accepting applications for international life products from international residents. Life and policy benefit expense for the international life segment reflects the larger policies historically purchased, however mortality due to natural causes is comparable to that in the United States. The company's maximum risk exposure per insured life is capped at $500,000 through reinsurance. The average international life net claim amount (after reinsurance) in the first nine months of 2018 increased to $207,200 from $159,200 in the first nine months of 2017 while the number of claims incurred declined 20%.

The company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels, and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking adjustments on international life insurance DPAC balances recorded through amortization expense separate from recurring amortization expense components three and nine months ended September 30, 2018 and 2017.

Amortization of DPAC	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)

Unlocking adjustments	$251	(28,016)	251	(27,731)
Other amortization components	6,056	6,431	20,772	19,857

Totals	$6,307	(21,585)	21,023	(7,874)

During the quarter ended September 30, 2018, the company unlocked DPAC balances associated with its International Life segment for extended death benefit reserves and the investment portfolio yield supporting universal life policy liabilities. The effect of the prospective unlocking was to decrease DPAC balances by $0.3 million (and increase amortization expense). During the third quarter of 2017, the company unlocked its International Life DPAC balance for favorable mortality, lower than expected lapses from disengaged countries, and the implementation of an interest crediting clawback on certain universal life policies. The effect of the prospective unlocking was to increase the DPAC balance by $28.0 million (and decrease amortization expense). During the second quarter of 2017, the company unlocked the interest crediting rate spread on one of its international equity-indexed universal life products the effect of which was to decrease DPAC balances by $0.3 million (and increase amortization expense).

As indicated in the discussion concerning net investment income, contract interest expense includes fluctuations that are the result of the effect upon the embedded derivative for the performance of underlying equity indices associated with fixed-index universal life products. The amounts realized on purchased call options generally approximate the amounts National Western credits to policyholders. In conjunction with the DPAC unlockings made in the third quarter of 2018, the company unlocked its International Life excess death benefit reserve the result of which was to increase the reserve by $14.1 million. This increase is reflected as an increase in contract interest during the three and none months ended September 30, 2018.

The decrease in other operating expenses during the three and nine months ended September 30, 2018 relative to the prior year periods reflects the company's decision to cease accepting new applications for insurance in May 2018.

Annuity Operations

National Western's annuity operations are exclusively in the United States. A comparative analysis of results of operations for National Western's annuity segment is detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$5,597	5,293	18,042	16,583
Net investment income	123,525	114,123	263,983	346,031
Other revenues	11	26	48	90

Total revenues	129,133	119,442	282,073	362,704

Benefits and expenses:
Life and other policy benefits	(6,704)	9,095	11,984	25,377
Amortization of deferred policy acquisition costs	17,490	37,790	60,688	85,566
Annuity contract interest	71,194	84,568	116,869	221,415
Other operating expenses	8,719	8,714	25,741	28,588

Total benefits and expenses	90,699	140,167	215,282	360,946

Segment earnings (loss) before Federal income taxes	38,434	(20,725)	66,791	1,758
Provision (benefit) for Federal income taxes	7,714	(7,007)	13,290	605

Segment earnings (loss)	$30,720	(13,718)	53,501	1,153

Premiums and contract charges primarily consist of surrender charge income recognized on terminated policies. The amount of the surrender charge income recognized is determined by the volume of surrendered contracts as well as the duration of each contract at the time of surrender given the pattern of declining surrender charge rates over time that is common to most annuity contracts. The company's lapse rate for annuity contracts in the first nine months of 2018 was 7.6% which was higher than the 6.3% rate during the same period in 2017. Annuity lapse rates tend to increase with increases in secular interest rate levels and as contracts approach the end of their surrender charge period.

Deposits collected on annuity contracts are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings, in accordance with GAAP. Actual annuity deposits collected in the three and nine months ended September 30, 2018 and 2017 are detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)

Fixed-index annuities	$87,522	151,894	305,413	439,337
Other deferred annuities	4,639	4,617	16,263	19,917
Immediate annuities	748	1,918	3,142	4,984

Totals	$92,909	158,429	324,818	464,238

Fixed-index products are more attractive for consumers when interest rate levels remain low and equity markets produce positive returns. Since National Western does not offer variable products or mutual funds, fixed-index products provide an important alternative to the company's existing fixed interest rate annuity products. Fixed-index annuity deposits as a percentage of total annuity deposits were 94% and 95% for the nine months ended September 30, 2018 and 2017, respectively. The percentage of fixed-index products to total annuity sales reflects the low interest rate environment and the ongoing bull market in equities.

Some of the company's deferred annuity products, including fixed-index annuity products, contain a first year interest bonus ranging from 1% to 7% depending upon the product, in addition to the base first year interest rate. Other products include a premium bonus ranging from 2% to 10% which is credited to the account balance when premiums are applied. These bonus rates are deferred in conjunction with other capitalized policy acquisition costs. The amounts deferred to be amortized over future periods amounted to approximately $6.8 million and $13.7 million during the first nine months of 2018 and 2017, respectively. Amortization of deferred sales inducements is included as a component of annuity contract interest as described later in this discussion of Annuity Operations.

A detail of net investment income for annuity operations is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)

Net investment income (excluding derivatives)	$81,865	83,898	246,762	253,520
Derivative gain (loss)	41,660	30,225	17,221	92,511

Net investment income	$123,525	114,123	263,983	346,031

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

Consistent with the domestic and international life segments, the company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking adjustments on annuity DPAC balances recorded through amortization expense separate from recurring amortization expense components three and nine months ended September 30, 2018 and 2017.

Amortization of DPAC	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)

Unlocking adjustments	$(2,216)	15,080	(2,216)	15,080
Other amortization components	19,706	22,710	62,904	70,486

Totals	$17,490	37,790	60,688	85,566

During the quarter ended September 30, 2018, the company unlocked DPAC balances associated with its Annuity segments for assumptions concerning mortality, the election rate of the company's withdrawal benefit rider, and for the investment portfolio yield supporting annuity contract accounts. The effect of the prospective unlocking was to increase DPAC balances by $2.2 million (and decrease amortization expense). During the third quarter of 2017, the Annuity DPAC balance was unlocked for crediting rate spreads and surrender/annuitization assumptions. The effect of the prospective unlocking was to decrease the DPAC balance by $15.1 million (and increase amortization expense).

Annuity contract interest includes the equity component return associated with the call options purchased to hedge National Western's fixed-index annuities. The detail of fixed-index annuity contract interest as compared to contract interest for all other annuities is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)

Fixed-index annuities	$47,957	52,008	51,075	146,456
All other annuities	21,262	26,852	57,644	65,269

Gross contract interest	69,219	78,860	108,719	211,725
Bonus interest deferred and capitalized	(1,664)	(4,772)	(6,764)	(13,651)
Bonus interest amortization	3,639	10,480	14,914	23,341

Total contract interest	$71,194	84,568	116,869	221,415

The fluctuation in reported contract interest amounts for fixed-index annuities is driven by sales levels, the level of the business in force and the effect of positive or negative market returns of option values on projected interest credits. As noted above in the net investment income discussion, the amounts shown for contract interest for fixed-index annuities generally align with the derivative gains/(losses) included in net investment income as the impact of the market change of index options on asset values align closely with the movement of the embedded derivative liability held for these products. As noted in the discussion in the Consolidated Operations section, positive returns on expiring option contracts during the first nine months of 2018 led to collection of asset management fees by National Western which are subtracted from contract interest credited to policyholders. This serves to lessen the increase in contract interest expense relative to the option gains reported in the Company's net investment income. Asset management fees collected during the three and nine months ended September 30, 2018 were $5.6 million and $18.9 million, respectively, compared to $7.5 million and $24.3 million in the corresponding periods of 2017.

Annuity contract interest includes true-up adjustments for the deferred sales inducement balance which are done each period similar to that done with respect to DPAC balances with the adjustment reflected in current period contract interest expense. To the extent required, the company may also record unlocking adjustments to deferred sales inducement balances in conjunction with DPAC balance unlockings. During the quarter ended September 30, 2018, in conjunction with the Annuity DPAC unlocking previously discussed, the company unlocked its deferred sales inducement balance increasing it $1.3 million (and decreasing contract interest expense). In the third quarter of 2017, the company also unlocked its deferred sales inducement balance in conjunction with the Annuity DPAC balance unlocking and decreased its deferred sales inducement balance by $4.3 million (and increasing contract interest expense).

Life and policy benefits for the Annuity segment include death claims and benefits associated with the company's withdrawal benefit rider. As part of the unlockings performed in the third quarter of 2018, the company unlocked its policy benefits reserves associated with the assumption regarding policyholder utilization of the withdrawal benefit rider provisions attached to annuity contracts. The assumptions were updated for actual utilization experience which was lower than that previously assumed. The effect of this prospective unlocking was to decrease policy reserves by $15.7 million in the three and nine months ended September 30, 2018.

Other Operations

The Company's primary business encompasses its domestic and international life insurance operations and its annuity operations. However, the Company also has small real estate, nursing home, and other investment operations through its wholly owned subsidiaries. Nursing home operations generated $1.1 million and $0.9 million of pre-tax operating earnings in the first nine months of 2018 and 2017, respectively. Amounts for these periods also include the results of BP III which commenced operations at the beginning of 2017. BP III incurred pre-tax losses of $(1.2) million and $(1.1) million for the nine months ended September 30, 2018 and 2017, respectively.

The remaining pre-tax earnings of $20.7 million and $20.6 million in Other Operations during the nine-month periods represent investment income from real estate, municipal bonds, and common and preferred equities held in subsidiary company portfolios principally for tax-advantage purposes. Included in these amounts are semi-annual distributions from a life interest in the Libby Shearn Moody Trust which is held in NWLSM, Inc. Pretax distributions from this trust were $4.0 million and $3.1 million in the nine-month periods ended September 30, 2018 and 2017, respectively.

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

	September 30, 2018		December 31, 2017
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Debt securities	$10,246,819	95.6	$10,288,155	95.2
Mortgage loans	200,876	1.9	208,249	1.9
Policy loans	54,474	0.5	56,405	0.5
Derivatives, index options	136,435	1.3	194,731	1.8
Real estate	36,832	0.3	37,420	0.3
Equity securities	19,661	0.2	18,478	0.2
Other	18,029	0.2	14,408	0.1

Totals	$10,713,126	100.0	$10,817,846	100.0

Debt Securities

The Company maintains a diversified portfolio which consists mostly of corporate, mortgage-backed, and public utility fixed income securities. Investments in mortgage-backed securities primarily include U.S. Government agency pass-through securities and collateralized mortgage obligations ("CMO"). The Company's investment guidelines prescribe limitations by type of security as a percent of the total investment portfolio and all holdings were within these threshold limits. As of September 30, 2018 and December 31, 2017, the Company's debt securities portfolio consisted of the following classes of securities:

	September 30, 2018		December 31, 2017
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Corporate	$7,500,439	73.2	$7,343,473	71.4
Residential mortgage-backed securities	1,215,752	11.9	1,301,877	12.7
Public utilities	1,050,346	10.2	1,149,651	11.2
State and political subdivisions	457,955	4.5	467,983	4.5
Asset-backed securities	10,979	0.1	13,544	0.1
Foreign governments	10,007	0.1	10,290	0.1
U.S. Treasury	1,341	—	1,337	—

Totals	$10,246,819	100.0	$10,288,155	100.0

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

	Nine Months Ended September 30,	Year Ended December 31,
	2018	2017
	($ In thousands)

Cost of acquisitions	$619,720	$840,861
Average credit quality	BBB+	BBB+
Effective annual yield	4.08%	3.57%
Spread to treasuries	1.21%	1.19%
Effective duration	8.4 years	8.1 years

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

In addition to diversification, an important aspect of the Company's investment approach is managing the credit quality of its investment in debt securities. Thorough credit analysis is performed on potential corporate investments including examination of a company's credit and industry outlook, financial ratios and trends, and event risks. This emphasis is reflected in the high average credit rating of the Company's debt securities portfolio with 98.8%, as of September 30, 2018, held in investment grade securities. In the table below, investments in debt securities are classified according to credit ratings by nationally recognized statistical rating organizations.

	September 30, 2018		December 31, 2017
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

AAA	$107,236	1.1	$114,873	1.1
AA	2,064,196	20.1	2,106,243	20.5
A	3,210,333	31.3	3,199,169	31.1
BBB	4,740,648	46.3	4,766,525	46.3
BB and other below investment grade	124,406	1.2	101,345	1.0

Totals	$10,246,819	100.0	$10,288,155	100.0

The Company's investment guidelines do not allow for the purchase of below investment grade securities.  The investments held in debt securities below investment grade are the result of subsequent downgrades of the securities.  These holdings are further summarized below.

	Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	% of Invested Assets
	(In thousands, except percentages)

September 30, 2018	$128,196	124,406	124,076	1.2%

December 31, 2017	$100,992	101,345	101,140	0.9%

The Company's percentage of below investment grade securities as of September 30, 2018 compared with the percentage at December 31, 2017 increased due to downgrades of several credit issuers during the period. The Company's holdings of below investment grade securities are relatively small and as a percentage of total invested assets low compared to industry averages.

Holdings in below investment grade securities by category as of September 30, 2018 are summarized below, including their comparable fair value as of December 31, 2017 for those debt securities rated below investment grade at September 30, 2018. The Company continually monitors developments in these industries for issues that may affect security valuation.

	Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	Fair Value
Industry Category	September 30, 2018	September 30, 2018	September 30, 2018	December 31, 2017
	(In thousands)

Asset-backed securities	$4,948	5,075	5,171	5,175
Residential mortgage-backed	992	933	933	967
Oil & gas	26,999	26,044	26,044	26,091
Manufacturing	57,305	54,553	53,716	54,002
Utilities	17,989	17,989	18,400	19,034
Other	19,963	19,812	19,812	20,650

Totals	$128,196	124,406	124,076	125,919

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

During the nine months ended September 30, 2018, the Company recorded no other-than-temporary impairment credit related write-downs on debt securities. See Note 9, Investments, of the accompanying Condensed Consolidated Financial Statements for further discussion. Since the Company's adoption of the GAAP guidance on the recognition and accounting for other-than-temporary impairments due to credit loss versus non-credit loss, the Company has recognized a cumulative total of $0.6 million of other-than-temporary impairments of which $0.6 million was deemed credit related and recognized as realized investment losses in earnings, and $0.0 million, net of amortization, was deemed a non-credit related impairment and recognized in other comprehensive income.

The Company is required to classify its investments in debt securities into one of three categories: (a) trading securities; (b) securities available for sale; or (c) securities held to maturity. The Company purchases securities with the intent to hold to maturity and accordingly does not maintain a portfolio of trading securities. Of the remaining two categories, available for sale and held to maturity, the Company makes a determination on categorization based on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. As shown in the table below, 29.2% of the Company's total debt securities, based on fair values, were classified as securities available for sale at September 30, 2018. These holdings in available for sale provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.

	September 30, 2018
	Fair Value	Amortized Cost	Unrealized Gains (Losses)
	(In thousands)

Securities held to maturity:
Debt securities	$7,186,631	7,281,031	(94,400)
Securities available for sale:
Debt securities	2,965,788	3,013,889	(48,101)

Totals	$10,152,419	10,294,920	(142,501)

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

The Company targets a minimum specified yield on mortgage loan investments determined by reference to currently available debt security instrument yields plus a desired amount of incremental basis points. During the past several years, the low interest rate environment has resulted in fewer loan opportunities being available that meet the Company's required rate of return. Mortgage loans originated by the Company totaled $59.4 million for the year ended December 31, 2017 and $24.8 million for the nine months ended September 30, 2018. Principal repayments on mortgage loans for the nine months ended September 30, 2018 were $32.4 million.

Loans in foreclosure, loans considered impaired, or loans past due 90 days or more are placed on a non-accrual status.  If a mortgage loan is determined to be on non-accrual status, the mortgage loan does not accrue any revenue into the Condensed Consolidated Statements of Earnings.  The loan is independently monitored and evaluated as to potential impairment or foreclosure.  If delinquent payments are made and the loan is brought current, then the Company returns the loan to active status and accrues income accordingly.  The Company currently has no loans past due 90 days which are accruing interest.

The Company held net investments in mortgage loans, after allowances for possible losses, totaling $200.9 million and $208.2 million at September 30, 2018 and December 31, 2017, respectively.  The diversification of the portfolio by geographic region and by property type was as follows:

	September 30, 2018		December 31, 2017
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Geographic Region:
West South Central	$116,898	58.0%	$119,794	57.3%
East North Central	21,092	10.5	30,876	14.8
East South Central	13,900	6.9	14,273	6.8
South Atlantic	25,235	12.5	19,155	9.2
West North Central	12,811	6.3	12,967	6.2
Pacific	7,860	3.9	8,014	3.8
Middle Atlantic	2,158	1.1	2,215	1.1
Mountain	1,572	0.8	1,605	0.8
Gross balance	201,526	100.0	208,899	100.0

Allowance for possible losses	(650)	(0.3)	(650)	(0.3)

Totals	$200,876	99.7	$208,249	99.7

	September 30, 2018		December 31, 2017
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Property Type:
Retail	$98,109	48.7	$87,805	42.0
Office	67,376	33.4	74,301	35.6
Hotel/Motel	13,762	6.8	13,782	6.6
Land/Lots	3,498	1.8	10,563	5.1
All other	18,781	9.3	22,448	10.7
Gross balance	201,526	100.0	208,899	100.0

Allowance for possible losses	(650)	(0.3)	(650)	(0.3)

Totals	$200,876	99.7	$208,249	99.7

The Company's direct investments in real estate are not a significant portion of its total investment portfolio and consist primarily of income-producing properties which are being operated by a wholly owned subsidiary of National Western. The Company's real estate investments totaled approximately $36.8 million and $37.4 million at September 30, 2018 and December 31, 2017, respectively.

The Company recognized operating income of approximately $1.7 million and $2.1 million on real estate properties in the first nine months of 2018 and 2017, respectively. The Company monitors the conditions and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition.

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

The correlation between fair values and interest rates for debt securities is reflected in the tables below.

	September 30, 2018	June 30, 2018	December 31, 2017
	(In thousands except percentages)

Debt securities - fair value	$10,152,419	10,241,866	10,475,235
Debt securities - amortized cost	$10,294,920	10,338,053	10,211,534
Fair value as a percentage of amortized cost	98.62%	99.07%	102.58%
Net unrealized gain (loss) balance	$(142,501)	(96,187)	263,701
Ten-year U.S. Treasury bond – (decrease) increase in yield for the period	0.32%	0.12%	(0.04)%

	Net Unrealized Gain (Loss) Balance
	At September 30, 2018	At June 30, 2018	At December 31, 2017	Quarter Change in Unrealized Balance	Year-to-date Change in Unrealized Balance

Debt securities held to maturity	$(94,400)	(54,184)	187,080	(40,216)	(281,480)
Debt securities available for sale	(48,101)	(42,003)	76,621	(6,098)	(124,722)

Totals	$(142,501)	(96,187)	263,701	(46,314)	(406,202)

Changes in interest rates typically have a sizable effect on the fair values of the Company's debt securities. The market interest rate of the ten-year U.S. Treasury bond increased approximately 65 basis points from 2.41% at year-end 2017 to 3.06% by the end of the first nine months of 2018. Therefore the decrease in the unrealized balance position of $406.2 million was largely the result of the increase in interest rates. Given that the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in fair values have a lesser effect on the Company's Condensed Consolidated Balance Sheet.

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

The Company performed detailed sensitivity analysis as of December 31, 2017, for its interest rate-sensitive assets and liabilities. The changes in market values of the Company's debt securities in the first nine months of 2018 were reasonable given the expected range of results of this analysis.

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

In connection with the Company’s use of call options to hedge the equity return component of its fixed-indexed annuity and life products, the Company is exposed to the risk that a counterparty fails to perform under terms of the option contract. The Company purchases one-year option contracts from multiple counterparties and evaluates the creditworthiness of all counterparties prior to the purchase of the contracts. For consideration in contracting with a counterparty, the rating required by the Company is a credit rating of “A” or higher. Accordingly, all options are purchased from nationally recognized financial institutions with a demonstrated performance for honoring their financial obligations and possessing substantial financial capacity. In addition, each counterparty is required to execute a credit support agreement obligating the counterparty to provide collateral to the Company when the fair value of the Company’s exposure to the counterparty exceeds specified amounts. Counterparty credit ratings and credit exposure are monitored continuously by National Western’s Investment Department with adjustments to collateral levels managed as incurred under the credit support agreements.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity requirements are met primarily by funds provided from operations. Premium deposits and annuity considerations, investment income, and investment maturities and prepayments are the primary sources of funds while investment purchases, policy benefits in the form of claims, and payments to policyholders and contract holders in connection with surrenders and withdrawals as well as operating expenses are the primary uses of funds. To ensure the Company will be able to pay future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed income securities. Funds are invested with the intent that the income from investments, plus proceeds from maturities, will meet the ongoing cash flow needs of the Company. The approach of matching asset and liability durations and yields requires an appropriate mix of investments. Although the Company historically has not been put in the position of having to liquidate invested assets to provide cash flow, its investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs. Effective October 1, 2018, the Company ("National Western") may also borrow up to $75 million on its bank line of credit for short-term cash needs. There were no borrowings outstanding under the line of credit at September 30, 2018.

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

The actual amounts paid by product line in connection with surrenders and withdrawals for the three and nine months ended September 30, for each respective year, are noted in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)

Product Line:
Traditional Life	$1,152	1,037	2,756	3,400
Universal Life	23,961	28,488	74,870	93,121
Annuities	157,970	122,697	465,435	393,743

Total	$183,083	152,222	543,061	490,264

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

Cash flows from the Company's insurance operations have historically been sufficient to meet current needs. Cash flows from operating activities were $222.1 million and $193.4 million for the nine months ended September 30, 2018 and 2017, respectively. The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $528.7 million and $525.5 million for the nine months ended September 30, 2018 and 2017, respectively. Operating and investing activity cash flow items could be reduced if interest rates rise at an accelerated rate in the future. Net cash inflows/(outflows) from the Company's universal life and investment annuity deposit product operations totaled $(306.5) million and $(140.1) million during the nine months ended September 30, 2018 and 2017, respectively, reflecting the recent slowdown in annuity sales and slightly higher lapse rate for annuities thus far in 2018 compared to prior periods.

Capital Resources

The Company relies on stockholders' equity for its capital resources as there is no long-term debt outstanding and the Company does not anticipate the need for any long-term debt in the near future.  As of September 30, 2018, the Company had no commitments beyond its normal operating and investment activities.

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

The table below summarizes future estimated cash payments under existing contractual obligations.

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)

Loan commitments	$10,500	10,500	—	—	—
Lease obligations	1,525	359	1,076	90	—
Life claims payable (1)	65,554	65,554	—	—	—
Other long-term reserve liabilities reflected on the balance sheet (2)	10,679,148	978,202	1,855,796	1,638,066	6,207,084

Total	$10,756,727	1,054,615	1,856,872	1,638,156	6,207,084

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

Subsequent to acquiring a commercial office building at the end of 2016 through its wholly owned subsidiary Braker P III, LLC ("BP III"), the Company has entered into lease agreements with various tenants for available space not occupied by the Company. Total revenues recorded pertaining to these leases for the three month periods ended September 30, 2018 and 2017 amounted to $0.9 million and $0.3 million, respectively, and for the nine month periods then ended amounted to $2.3 million and $1.0 million, respectively. Under their respective terms these leases expire at various dates from 2019 through 2025.

The table below summarizes future estimated cash receipts under all existing lease agreements, including those in addition to the BP III lease agreements discussed above.

	Estimated Cash Receipts by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)

Real estate revenue	$41,121	5,055	12,943	8,839	14,284

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

There were no changes in the Company's internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(e) under the Exchange Act, during the quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting. Internal controls over financial reporting change as the Company modifies or enhances its systems and processes to meet business needs. Any significant changes in controls are evaluated prior to implementation to help ensure continued effectiveness of internal controls and the control environment.

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

Purchased shares are reported in the Company's Condensed Consolidated Financial Statements as authorized and unissued. The following table sets forth the Company's repurchase of its Class A common shares from Option Holders for the quarter ended September 30, 2018.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May yet Be Purchased Under the Plans or Programs

July 1, 2018 through July 31, 2018	—	$—	N/A	N/A
August 1, 2018 through August 31, 2018	—	$—	N/A	N/A
September 1, 2018 through September 30, 2018	—	$—	N/A	N/A

Total	—	$—	N/A	N/A

At September 30, 2018, there were no stock options vested or unvested and outstanding under these plans.

ITEM 4.  Removed and Reserved.

ITEM 6.  EXHIBITS

(a)	Exhibits

Exhibit 31(a)	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	-	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL WESTERN LIFE GROUP, INC.
(Registrant)

Date:	November 7, 2018	/S/ Ross R. Moody
Ross R. Moody
Chairman of the Board, President and
Chief Executive Officer
(Authorized Officer)

Date:	November 7, 2018	/S/ Brian M. Pribyl
Brian M. Pribyl
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)
(Principal Accounting Officer)