Form 10-K
period 2018-12-31
National Western Life Group, Inc.
filed 2019-03-01
CIK 1635984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

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
Large accelerated filer  ☒   Accelerated filer  ☐   Non-accelerated filer (Do not check if a smaller reporting company)  ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒
The aggregate market value of the common stock (based upon the closing price) held by non-affiliates of the Registrant on June 30, 2018 was $699,652,528.

As of February 28, 2019, the number of shares of Registrant's common stock outstanding was:   Class A - 3,436,020 and Class B -200,000.

DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference:  Portions of the registrant’s definitive proxy statement for the annual meeting of shareholders to be held June 21, 2019, which will be filed within 120 days after December 31, 2018, are incorporated by reference into Part III of this report.

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

	PART III

The information required by Items 10 through 14 is incorporated by reference from our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2018.

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	77

	Signatures	168

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

National Western Life Insurance Company (hereinafter referred to as "National Western" or "company" where insurance operations are being discussed) is a stock life insurance company, chartered in the State of Colorado in 1956, currently licensed to do business in all states (except for New York), the District of Columbia, and four U.S. territories or possessions.  National Western is also licensed in Haiti. National Western has historically provided life insurance products on a global basis for the savings and protection needs of policyholders and annuity contracts for the asset accumulation and retirement needs of contract holders. As disclosed in the Form 10-Q filed by NWLGI for the quarter ended March 31, 2018, the company discontinued accepting applications for the company's international products from all remaining foreign residents in May 2018. Since 2015, the company had progressively disengaged from accepting applications for its international products from residents of certain countries culminating in the decision to discontinue accepting applications from residents of all other territories. At December 31, 2018, the company maintained approximately 105,500 policies for its life insurance products and 126,900 annuity contracts.

The Company's total assets decreased to $11.9 billion at December 31, 2018, from $12.2 billion at December 31, 2017. The Company generated revenues of $551.6 million, $874.4 million and $682.4 million in 2018, 2017 and 2016, respectively. In addition, NWLGI generated net income of $116.8 million, $110.4 million and $100.9 million in 2018, 2017 and 2016, respectively.

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

	Years Ended December 31,
	2018	2017	2016
	(In thousands)

Annuities:
Fixed-index deferred	$377,102	556,975	678,652
Other deferred	21,564	16,893	32,968
Single premium immediate	3,288	3,709	3,597

Total annuities	$401,954	577,577	715,217

Life:
Fixed-index universal life insurance	$28,534	26,393	26,094
Other universal life insurance	656	1,784	2,238
Traditional life and other	1,499	2,161	2,183

Total life	$30,689	30,338	30,515

The table below sets forth information regarding the company's life insurance in force for each date presented.

	Insurance In Force as of
	December 31,
	2018	2017
	($ in thousands)

Universal life:
Number of policies	36,970	40,200
Face amounts	$5,234,160	$5,710,930

Traditional life:
Number of policies	30,490	32,210
Face amounts	$2,975,030	$3,133,940

Fixed-index life:
Number of policies	38,090	38,460
Face amounts	$10,386,020	$10,830,710

Total life insurance:
Number of policies	105,550	110,870
Face amounts	$18,595,210	$19,675,580

The following table sets forth information regarding annuities in force for each date presented.

	Annuities In Force as of
	December 31,
	2018	2017
	($ in thousands)

Fixed-index annuities
Number of policies	73,740	75,370
GAAP annuity reserves	$5,771,216	$5,998,427

Other deferred annuities
Number of policies	39,960	43,940
GAAP annuity reserves	$1,584,660	$1,774,436

Immediate annuities
Number of policies	13,210	13,800
GAAP annuity reserves	$352,418	$363,514

Total annuities
Number of policies	126,910	133,110
GAAP annuity reserves	$7,708,294	$8,136,377

Operating Segments

The company manages its business between Domestic Insurance Operations and International Insurance Operations.  For segment reporting purposes, the company's annuity business is separately identified. The Company also has a corporate segment, which consists of the assets and activities of wholly owned subsidiaries that have not been allocated to any other operating segment.

Domestic Insurance Operations. The company is currently licensed to do business in all states and the District of Columbia, except for New York.  Products marketed are annuities, universal life insurance, and traditional life insurance, which include both term and whole life products.  The company's domestic sales have historically been more heavily weighted toward the company's annuities.  More recently, a greater proportion of sales activity has been derived from single premium life insurance products, predominantly those with equity-index crediting mechanisms. National Western markets and distributes its domestic products primarily through independent national marketing organizations ("NMOs").  These NMOs assist the company in recruiting, contracting, and managing independent agents.  The company's agents are independent contractors who are compensated on a commission basis.  At December 31, 2018, the company's NMO relationships had contracted approximately 31,300 independent agents with the company. At December 31, 2018, the company had 49,000 domestic life insurance policies in force representing $3.2 billion in face amount of coverage and 126,900 annuity contracts representing account balances of $7.7 billion.

The following table sets forth the company's domestic life insurance sales as measured in annualized first year premium for the last three years.

	Years Ended December 31,
	2018	2017	2016
	(In thousands)

Fixed-index life	$24,119	18,874	16,356
Universal life	51	24	43
Traditional life	414	96	112

Total	$24,584	18,994	16,511

International Insurance Operations. National Western's international operations had generally focused on foreign nationals in upper socioeconomic classes.  Insurance products issued were primarily to residents of countries in South America with product offerings not available in the local markets. Issuing policies to residents of countries in these different regions had provided diversification that helped to minimize large fluctuations that could arise due to various economic, political, and competitive pressures that could occur from one country to another.  Products issued to international residents were almost entirely universal life and traditional life insurance products.

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

At December 31, 2018, the company had approximately 56,500 international life insurance policies in force representing nearly $15.4 billion in face amount of coverage.

The following table sets forth the company's contracts issued to international residents as measured in annualized first year premium for the past three years.

	Years Ended December 31,
	2018	2017	2016
	(In thousands)

Fixed-index life	$4,415	7,519	9,738
Universal life	605	1,760	2,195
Traditional life	1,085	2,065	2,071

Total	$6,105	11,344	14,004

There were some inherent risks of accepting international applications which are not present within the domestic market that were reduced substantially by the company in several ways. As previously described, National Western accepted applications from foreign nationals in upper socioeconomic classes who had substantial financial resources. This targeted customer base coupled with National Western's conservative underwriting practices have historically resulted in claims experience, due to natural causes, similar to that in the United States.  The company has minimized exposure to foreign currency risks by requiring payment of premiums and claims in United States dollars. In addition, the company adopted an extensive anti-money laundering compliance program in order to fully comply with all applicable U.S. anti-money laundering or other illegal activities. All of the above, combined with experience with the international products for over fifty years and the company's longstanding business relationships, further served to minimize risks.

Contracts issued to international residents historically had larger face amounts of life insurance coverage per policy compared to those issued to domestic policyholders. The insurance coverage per international life policy witnessed a steady growth until 2015 when the company ceased accepting applications from residents of several countries. During the same time period, the company's average face amount of insurance coverage per policy for domestic contracts exhibited an upward trend reflecting the shift in sales toward single premium life products. Empirical evidence suggests that policy persistency generally improves with larger face amounts of insurance.

	Average New Policy Face Amount
	Domestic	International

Year ended December 31, 2012	$254,900	$380,200
Year ended December 31, 2013	286,000	384,000
Year ended December 31, 2014	286,600	382,600
Year ended December 31, 2015	274,500	342,500
Year ended December 31, 2016	308,700	336,500
Year ended December 31, 2017	317,200	306,300
Year ended December 31, 2018	338,400	297,100

Geographical Distribution of Business. The following table depicts the distribution of the company's premium revenues and deposits.

	Years Ended December 31,
	2018	2017	2016
	(In thousands)

United States domestic products:
Annuities	$410,412	606,508	730,447
Life insurance	196,550	160,695	141,328

Total domestic products	606,962	767,203	871,775

International products:
Annuities	796	2,291	293
Life insurance	103,982	116,889	131,508

Total international products	104,778	119,180	131,801

Total direct premiums and deposits collected	$711,740	886,383	1,003,576

Although many agents sell National Western's products, the company's annuity sales in any year typically reflect several NMOs whose contracted independent agents sold 10% or more of the company’s total annuity sales. In 2018, there were two NMOs that exceeded this threshold accounting for approximately 14% and 13%, respectively, of the company’s annuity sales. Similarly, domestic life insurance sales in any year may include several NMOs who accounted for 10% or more of total domestic life insurance sales. In 2018, there were three NMOs who generated 35%, 10%, and 10%, respectively, of total domestic life insurance sales. Given the independent distribution model National Western employs, the concentration of sales within a particular NMO is not an acute concern as compared to other distribution channels given that the underlying agents are free to contract with the company through any NMO with which the company has a relationship.

The company's international business consisted of applications submitted by independent contractors of Latin America during 2018 and 2017. The company's international life sales during 2018 came principally from residents of Columbia, Ecuador, Peru and Chile. As noted previously, the company ceased accepting applications from all remaining residents outside the U.S. effective May 11, 2018. The company had previously ceased accepting applications for its international products from residents in the Pacific Rim, Central America, and Brazil in 2015; from residents in Eastern Europe in 2017; and from residents of Venezuela in the first quarter of 2018. The progressive disengagements were the result of increasing costs associated with this business and reduced profitability due to higher than anticipated mortality experience, lower than expected persistency of policies, and the additional cost structure imposed. In addition, unsettled political, economic, civil and social climates in places such as Venezuela contributed to the decision to cease accepting applications for international products from residents outside the country.

As disclosed in prior SEC filings, the Brazilian Superintendence of Private Insurance (“SUSEP”) attempted to serve National Western in 2011 with a subpoena regarding an administrative proceeding initiated by SUSEP in which it alleged the company was operating as an insurance company in Brazil without due authorization. While the company believes that SUSEP has no jurisdiction over the company, SUSEP affirmed its imposition of a penal fine against National Western, but in a reduced amount of 3 million reais (approximately $960,000). Given the substantial reduction in the proposed penal fine by SUSEP, National Western paid the penal fine in the reduced amount in the fourth quarter of 2016 under protest and thereby retained its rights to seek judicial review in Brazil of the merits of the SUSEP charges. In light of these developments, the company ceased accepting new applications from residents in Brazil during the fourth quarter of 2015.  Additionally, as noted in the previous paragraph, after careful consideration of various factors, including segment performance and the volume of application submissions, the company ceased accepting applications from residents in certain other countries during that same time period, primarily Central America and the Pacific Rim. Finally, as also noted above, the company ceased accepting applications from all residents outside of the U.S. in May 2018.

Segment Financial Information. A summary of financial information for the Company's segments is as follows:

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
	(In thousands)

Revenues, excluding realized gains (losses):
2018	$64,477	131,613	299,883	47,203	543,176
2017	111,299	189,334	511,506	47,546	859,685
2016	74,538	168,427	385,174	41,159	669,298

Segment earnings (losses): (A)
2018	$1,401	33,704	53,371	21,628	110,104
2017	2,835	59,025	17,409	21,556	100,825
2016	3,411	50,942	22,687	15,357	92,397

Segment assets: (B)
2018	$1,215,864	1,211,036	8,791,463	370,118	11,588,481
2017	1,106,410	1,236,733	9,269,956	398,597	12,011,696
2016	971,990	1,232,648	9,193,980	298,481	11,697,099

Notes to Table:

(A) Amounts exclude realized gains and losses on investments, net of taxes.
(B) Amounts exclude other unallocated assets.

Additional information concerning these industry segments is included in Note 13, Segment and Other Operating Information, of the accompanying Consolidated Financial Statements.

Competition and Ratings

National Western operates in a mature and highly competitive industry. We compete with hundreds of life and health insurance company groups in the United States as well as other financial intermediaries such as banks and securities firms who market insurance products. Many of these companies are larger, have more substantial capital and technological resources, possess greater brand recognition, and maintain higher ratings. Competitors in international territories had included Pan-American Life Insurance, American Fidelity Life Insurance, and Best Meridian Insurance while domestic market competitors have included, among others, Allianz Life, American Equity Investment Life, Sammons Financial Group (Midland, NACOLAH), Security Benefit Life, Fidelity and Guaranty Life, Athene USA, Jackson National Life, Equitrust Life Insurance Company, Pacific Life, National Life Group (Life of the Southwest) and Global Atlantic. Competitive factors are primarily the breadth and quality of products offered, established positions in niche markets, pricing, relationships with distribution channels, commission structures, the perceived stability of the insurer, quality of underwriting and customer service, scale and cost efficiency. Operating results of life insurers are subject to fluctuations not only from this competitive environment but also due to economic conditions, interest rate levels and changes, performance of investments, and the maintenance of strong insurance ratings from independent rating agencies.

In order to compete successfully, life insurers focus initiatives toward distribution, technology, defined end market targets, speed to the market in terms of product development, and customer relationship management as ways of gaining a competitive edge. The Company's management believes that it competes primarily on the basis of its longstanding reputation for commitment in serving its markets, its financial strength and stability, and its ability to attract and retain distribution based upon product and compensation.

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

Rating Agency	Rating	Outlook

A.M. Best	A (Excellent)	Stable

Standard & Poor's	A- (Strong)	Stable

A.M. Best has 16 financial strength ratings assigned to insurance companies which currently range from A++ (Superior) to F (In Liquidation). Standard & Poor’s has twenty-one financial strength ratings assigned to insurance companies ranging from “AAA” (Extremely Strong) to “R” (Regulatory Action). Both rating agencies further qualify their current ratings with outlook designations of “Positive”, “Stable”, and “Negative”. During 2018, Standard & Poor's, primarily in response to the company's strategic shift away from accepting applications from residents outside the U.S., reduced the company's rating while maintaining an outlook of "Stable".

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

Substantially all products sold to residents of other countries contained a currency clause stating that premium and claim "dollars" refer to lawful currency of the United States.  Policy applications that had been submitted through international insurance consultants generally were associated with individuals in upper socioeconomic classes who desired the stability and inflationary hedge of dollar denominated insurance products previously issued by National Western.  The favorable demographics of this group typically resulted in an average policy size, persistency, and claims experience (from natural causes) similar to that in the United States.  By having accepted applications submitted on residents outside the United States, National Western was able to further diversify its revenue, earnings and insurance risk.

Insurance Product Liabilities

At December 31, 2018, the Company's total balance for liabilities pertaining to insurance products was $9.9 billion. These product liabilities are payable over an extended period of time for which National Western's product pricing includes in making certain assumptions. The profitability of insurance products depends on this pricing and differences between the company's expectations when the products are sold and the subsequent actual experience impacts future profitability.

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

Reinsurance

National Western follows the industry practice of reinsuring (ceding) portions of its insurance risks with a variety of reinsurance companies. All reinsurance is yearly renewable term. The company does not use financial or surplus relief reinsurance. The use of reinsurance allows the company to underwrite policies larger than the risk it is willing to retain on any single life and to continue writing a larger volume of new business. New sales of life insurance products are reinsured above prescribed limits and do not require the reinsurer’s prior approval within certain guidelines. The maximum amount of life insurance the company normally retains is $500,000 on any one life. However, the use of reinsurance does not relieve National Western of its primary liability to pay the full amount of the insurance benefit in the event of the failure of a reinsurer to honor its contractual obligation. Consequently, the company avoids concentrating reinsurance risk with any one reinsurer and only participates in reinsurance treaties with reputable carriers. No reinsurer of business ceded by National Western has failed to pay policy claims (individually or in the aggregate) with respect to our ceded business. The company continuously monitors the financial strength of its reinsurers and has been able to obtain replacement coverages from financially responsible reinsurers when making changes. The company’s primary reinsurers as of December 31, 2018 were as follows.

Reinsurer	A.M. Best Rating	Amount of In Force Ceded (In thousands)

Hannover Life Reassurance Company (Florida)	A+	$1,871,128
SCOR Global Life Americas Reinsurance (Delaware)	A+	1,300,031
RGA Reinsurance Company (Missouri)	A+	783,102
Swiss Life & Health America Inc. (Connecticut)	A+	41,831
SCOR Global Life USA Reinsurance (Delaware)	A+	8,170
All others	A to A+	17,717

		$4,021,979

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

National Western's operations and financial records are subject to examination by these departments typically at regular intervals but may be examined at any time. Statutory financial statements are prepared in accordance with accounting practices prescribed or permitted by the Colorado Division of Insurance, the company's principal insurance regulator. Prescribed statutory accounting practices are largely dictated by the Statutory Accounting Principles adopted by the National Association of Insurance Commissioners ("NAIC"). The company's most recent Colorado statutory financial examination covered the five year period ended December 31, 2012, and resulted in no financial statement adjustments and no material deficiencies were found. An examination for the five year period ended December 31, 2017 by the Colorado department commenced during the latter half of 2018 and is still in progress as of the date of this filing. The NAIC, as well as state regulators, continually evaluates existing laws and regulations pertaining to the operations of life insurers. To the extent that initiatives result as a part of this process, they may be adopted in the various states in which the company is licensed to do business. It is not possible to predict the ultimate content and timing of new statutes and regulations adopted by state insurance departments and the related impact upon the company's operations although it is conceivable that they may be more restrictive.

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

The NAIC has also enacted the Own Risk and Solvency Assessment ("ORSA") model act which requires insurers to make a formal assessment of the adequacy of their risk management and current and future solvency positions. National Western's state of domicile, Colorado, passed legislation calling for the adoption of the ORSA Model Act which subjected the company to filing annual ORSA reports with the Colorado Division of Insurance starting in 2017. The company filed its annual ORSA report in the fourth quarter of 2018.

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

Despite having been in place for several years, many of the key rules of the Dodd-Frank legislation have yet to be formalized, some of which may have an impact on insurers. The Federal Insurance Office ("FIO") was established to accumulate information about the insurance industry and its mandate is very broad although it is not empowered with any general regulatory authority over insurers. The current Presidential Administration continues to review this legislation and may roll back more of the rules and regulatory authority embedded in Dodd-Frank.

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

The RBC requirements provide for four levels of regulatory attention, varying with the ratio of the insurer's ratio of total adjusted capital to its RBC as measured on December 31 of each year. In addition, the RBC requirements provide for a trend test if an insurer's total adjusted capital falls to a certain range of its ratio relative to its RBC as of the end of the year. National Western's statutory capital and surplus at December 31, 2018, was significantly in excess of the threshold RBC requirements for regulatory attention and trend test analysis.

Effects of Inflation. The rate of inflation as measured by the change in the average consumer price index has not had a material effect on the revenues or operating results of the Company during the three most recent fiscal years.

Employees.  National Western had 276 employees as of December 31, 2018, substantially all of which worked in the company’s home office in Austin, Texas. None of the employees are subject to collective bargaining agreements governing their employment with the company.

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

The Company primarily invests monies received in investment grade, fixed income investment securities in order to meet its obligations to policyholders and provide a return on its deployed capital. Accordingly, our business is exposed to customary risks of debt markets including credit defaults and changes in fair value. Adverse market conditions can affect the liquidity and value of our investments and we are subject to the credit risk that issuers of these securities may default on principal and interest payments, particularly in the event of an ongoing downturn in the economic and/or business climate. A ratings downgrade affecting issuers of particular securities could worsen the credit quality of our investments and could increase the amount of capital we must hold to maintain our risk-based capital levels which are monitored by regulators and rating agencies. At December 31, 2018, approximately 0.9% of the Company’s $10.2 billion fixed income securities portfolio was comprised of issuers who were investment grade at the time the Company acquired them but were subsequently downgraded for various reasons. Although this is an extremely low percentage compared to industry averages, a substantial increase in defaults from these or other issuers could negatively impact the Company’s financial position and results of operations.

For the Company’s fixed-index products, over the counter derivative instruments (index options) are purchased from a number of highly-rated counterparties to fund the index credit provided to policyholders. These index options consist primarily of one-year call options. Market conditions could cause these instruments to not perform as intended or expected and result in higher realized losses and unforeseen stresses on liquidity. The counterparties may also limit the availability of these hedging instruments or further increase the cost of executing product related hedges which may be difficult to recover in the pricing of our underlying products. Amounts that the Company expects to collect under derivative contracts are subject to counterparty risk. In the event that any of these counterparties fails to meet their contractual obligations under these derivative instruments, the Company would be financially at risk for providing the credits due that the counterparty reneged on. The Company attempts to offset this risk through careful credit evaluation of counterparties, diversification of holdings among numerous institutions, and use of credit support agreements requiring counterparties to provide collateral at specified threshold levels. Although the Company has never had a counterparty default on its obligations, the failure of counterparties to perform could negatively impact the Company’s financial strength and reduce the Company’s profitability.

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

The profitability of the Company’s fixed-indexed products, whose crediting rate mechanism is linked in part to market indices, is significantly affected by the cost of underlying call options purchased to fund the credits owed to contract holders selecting this form of interest crediting. If there are little or no gains on the call options purchased over the expected life of these fixed-indexed products, the Company would incur expenses for credited interest over and above the option costs. In addition, if the Company does not successfully match the terms of the underlying call options purchased with the terms of the fixed-indexed products, the index credits could exceed call option proceeds. This would serve to reduce the Company’s spread on the products and decrease profits.

We are subject to incurring difficulties in marketing and distributing our products through our current and future distribution channels.

The Company distributes its life and annuity products through independent broker-agents. These product distributors are not captive and may sell products of competitors of the Company. There is substantial competition in the Company’s domestic market for independent broker-agents with the demonstrated ability to market and sell insurance products. Competition for these individuals or organizations typically centers on company reputation, products and their features, compensation, home office support services and the insurer’s financial position and independent strength ratings. Competitiveness for such individuals and organizations also depends upon the relationships the Company develops with them. An interruption in key relationships could materially affect our ability to market products. Distributors may also elect to reduce or terminate their distribution relationships with the Company at any time. We are further at risk that key distribution partners may change their mode of conducting business that affects how our products are sold. The Company’s future sales and financial condition are dependent upon avoiding significant interruptions in attracting and retaining independent broker-agents and consultants.

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

Financial strength ratings are important criteria in establishing the competitive position of insurers. While financial strength ratings are not a recommendation to buy the Company's products, these ratings are important to maintaining public confidence in the Company, its products, and its competitive position. Ratings generally reflect the rating agencies’ quantitative and qualitative view of a particular company’s financial strength, operating performance, and ability to meet its obligations to policyholders. However, since some of the rating factors often relate to the particular and subjective views of the rating agency, their independent economic modeling, the general economic climate, and other circumstances, these are largely outside of the insurer’s control. During 2018, Standard & Poor's downgraded National Western's financial strength rating primarily due to the Company's strategic decision to cease accepting applications for its international products from residents outside the U.S. We cannot predict with any certainty what future actions rating agencies may take.

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

The Company is subject to extensive laws and regulations which are complex and subject to change. In addition, these laws and regulations are enforced by a number of different authorities including, but not limited to, the National Association of Insurance Commissioners ("NAIC"), individual state insurance regulators, the Securities and Exchange Commission ("SEC"), state attorney generals, and the U.S. Department of Justice. Compliance with these laws and regulations is time consuming and any changes may materially increase our compliance costs and other expenses of doing business. The regulatory framework at the state and federal level pertaining to insurance products and practices is unsettled and could affect not only the design of our products but our ability to continue to sell certain products.

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

Life insurance products generally offer tax advantages to policyholders via the deferral of income tax on policy earnings during the accumulation phase of the product, be it an annuity or a life insurance product, as compared to other savings instruments such as certificates of deposit and taxable bonds. Taxes are payable on income attributable to a distribution under a policy/contract for the year in which the distribution is made as opposed to the current taxation of other savings instruments. In addition, death benefit proceeds maintain a tax-free status. Periodically, Congress has considered legislation that would reduce or eliminate this tax advantage inherent to the life insurance industry and subject the industry’s products to treatment more equivalent with other investments. In the event that the tax status of life insurance products is revised or reduced by Congress all life insurers would be adversely impacted.

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

In 2010, the Dodd-Frank Act (“Dodd-Frank”) was enacted into law. Dodd-Frank called for expansive changes in the regulation and oversight of the financial industry intended to provide for greater supervision of financial industry entities, reduction of risk in banking practices and in securities and derivatives trading, enhancement of public company corporate governance practices and executive compensation disclosures, and greater protections to individual consumers and investors. Numerous provisions of Dodd-Frank required adoption of implementing rules and/or regulations. The process of adopting these have been substantially delayed beyond the timeframes imposed by Dodd-Frank. Legislative or regulatory requirements ultimately imposed may impact the Company in a variety of ways including placing the Company at a competitive disadvantage relative to its competition or other financial service entities, changing the competitive framework of the financial services sector and/or life insurance industry, making it more expensive for the Company to conduct its business, or requiring the reallocation of Company resources to legal and compliance-related activities. There remains some speculation that many aspects of Dodd-Frank will be rescinded given their anti-competitive and compliance costly nature. Consequently, the impact of Dodd-Frank on the Company, as well as that on the financial industry and economy cannot be determined until all the rules and regulations called for under the Act have been finalized and implemented, if at all.

The Company's operations are centralized at its Austin, Texas location and it is licensed to do business in forty-nine states (except New York) and various other U.S. territories and possessions and is regulated by the insurance departments in each of these locations. Although not otherwise licensed, the Company accepted applications from and issued dollar-denominated policies to residents outside of the United States until May 2018. From time to time insurance regulators in these non-U.S. locations have sought to exercise regulatory authority over the Company including the imposition of substantial penal fines. Although these non-U.S. regulators have no jurisdiction over the Company and any actions, including fines, would be unenforceable against the Company, the threat of regulatory action could otherwise absorb Company time and resources away from its business operations. The Company's future financial condition is dependent upon avoiding significant interruptions from authorities outside of the United States.

Several years ago, Brazilian authorities commenced an investigation into possible violations of Brazilian criminal law in connection with the issuance of the Company's insurance policies to Brazilian residents at that time, and in assistance of such investigation a Commissioner appointed by the U.S. District Court for the Western District of Texas issued a subpoena upon the Company to provide information relating to such possible violations.  No conclusion can be drawn at this time as to its outcome or how such outcome may impact the Company's business, results of operations or financial condition.  The Company has been cooperating with the relevant governmental authorities in regard to this matter.  See “Legal Proceedings” in Item 3 of Part I of this report.
Changes in accounting standards issued by standard-setting bodies may adversely affect our financial statements and affect the management of business operations.

The Company’s financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) as delineated in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“FASB ASC”). GAAP is subject to constant review by various policy-setting organizations to address emerging accounting rules and issue interpretative accounting guidance. From time to time, the Company is required to adopt new or revise accounting standards or guidance that has been integrated into the FASB ASC. For example, the FASB has had an ongoing project to revise the accounting standards for insurance contracts. The changes to GAAP from this particular project, which are subject to adoption in the coming years, present significant accounting changes which will require companies to develop new systems and infrastructure in order to comply. Future accounting standards required to be adopted could possibly further change the current accounting treatment that the Company uses in its Consolidated Financial Statements and such changes could possibly have a material adverse effect on our financial position and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

During 2016, National Western created a new operating entity, Braker P III, LLC ("BP III"), to own and manage the operations of an approximately 196,400 square foot commercial office building in Austin, Texas, which BP III acquired. The purchase price of the property was $49.3 million, exclusive of closing costs and fees. The Company relocated its principal office to this facility during the fourth quarter of 2017, and currently occupy approximately 78,000 square feet. At December 31, 2018, all of the remaining space is leased by BP III to other third party tenants.

The Westcap Corporation, a wholly owned subsidiary of National Western, owns the Company’s former office location in Austin, Texas and two buildings adjacent to it. During 2018, the two adjacent buildings were sold for in excess of $2.9 million. The remaining building of approximately 72,000 square feet is currently available for sale.  The Company’s affiliate, Regent Care Building, LP, owns an approximately 63,000 square foot building in Reno, Nevada, which is leased and utilized by another of the Company’s affiliates, Regent Care Operations, LP, for use in its nursing home operations.  The Company’s subsidiary, Regent Care San Marcos A-3 LP, owns an approximately 79,000 square foot building in San Marcos, Texas, which is also used in nursing home operations.  Lease costs and related operating expenses for facilities of the Company’s subsidiaries are currently not significant in relation to the Company’s Consolidated Financial Statements.  The intercompany lease costs related to The Westcap Corporation and the nursing homes have been eliminated for consolidated reporting purposes.

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

National Western was the named defendant in the case of Damaris Maldonado Vinas, et al. vs. National Western Life Insurance, in which the plaintiffs, after National Western had paid the death benefits to the beneficiary (Francisco Iglesias-Alvarez) upon the annuitant’s (Carlos Iglesias-Alvarez) death, sought to annul two annuity policies issued by National Western at the behest of Carlos Iglesias-Alvarez and which named Francisco Iglesias-Alvarez as their beneficiary.  On March 31, 2016, the United States District Court for the District of Puerto Rico (the “Court”) issued its Opinion and Order on the pending Motions for Summary Judgment submitted by the parties, and therein denied National Western’s motion and granted plaintiffs’ motion voiding the two annuities and requesting a refund of the premiums paid ($2.9 million).  National Western vigorously defended the case and believes that the Court’s Opinion and Order is contrary to applicable law.  As such, National Western filed a Motion for Reconsideration of Opinion and Order and Corresponding Judgment with the Court on April 27, 2016, which the Court denied on May 5, 2016. National Western filed a Notice of Appeal on June 10, 2016, filed its Appeal Brief on September 12, 2016, and oral arguments with the U.S. Court of Appeals for the First Circuit were held on March 9, 2017. On June 29, 2017, the Court of Appeals vacated the district court's judgment and remanded to the district court to determine whether it is nevertheless equitable for the case to proceed without Francisco Iglesias-Alvarez. Plaintiffs filed a Motion in Support of Determination in Equity and Good Conscience That Action Should Proceed Among Existing Parties Under Fed.R.Civ.P. 19(B) on September 14, 2017, and National Western filed its Opposition to Plaintiffs' Motion on October 27, 2017. On April 2, 2018 the Court asked the parties for additional briefing regarding the Court's jurisdiction over Francisco Iglesias-Alvarez, which the parties filed on April 30, 2018. On May 14, 2018, National Western filed its Opposition to Plaintiffs' Brief.  Plaintiffs filed a Motion to Strike on May 22, 2018, which National Western opposed on June 4, 2018. On August 6, 2018, the Court issued an Opinion and Order dismissing plaintiffs’ case without prejudice and plaintiffs filed a Notice of Appeal to the First Circuit Court of Appeals on September 4, 2018. The case settled in December of 2018 without an admission of liability by either party.

On September 28, 2017, a purported shareholder derivative lawsuit was filed in the 122nd District Court of Galveston County, State of Texas entitled Robert L. Moody, Jr. derivatively on behalf of National Western Life Insurance Company and National Western Life Group, Inc. v. Ross Rankin Moody, et al., naming certain current and former directors and current officers as defendants.  The complaint challenges the directors’ oversight of insurance sales to non-U.S. residents and alleges that the defendants breached their fiduciary duties in the conduct of their duties as board members by failing to act (i) on an informed basis and (ii) in good faith or with the honest belief that their actions were in the best interests of the Company.  The complaint seeks an undetermined amount of damages, attorneys’ fees and costs, and equitable relief, including the removal of the Company’s Chairman and Chief Executive Officer and other board members and/or officers of the Company.  The Company believes that the claims in the complaint are baseless and without merit, will vigorously defend this lawsuit, and will seek reimbursement of all legal costs and expenses from plaintiff.  The Company believes, based on information currently available, that the final outcome of this lawsuit will not have a material adverse effect on the Company’s business, results of operations, or consolidated financial position. The companies and directors filed their respective Pleas to the Jurisdiction ("Pleas") contesting the plaintiff's standing to even pursue this action, along with their Answers, on October 27, 2017. On December 14, 2017, plaintiff filed a Response to the Pleas and on December 21, 2017, the Court heard oral argument on the Pleas. Plaintiff then filed a First Amended Petition on January 11, 2018. The companies and directors filed a Supplement to the Pleas on January 30, 2018, to which plaintiff responded on February 1, 2018, and the companies and directors replied on February 9, 2018. On May 3, 2018, the Court issued a memorandum to all attorneys of record stating that the Court will grant the defendants' Pleas and asking the attorney for defendants to prepare and submit proposed orders/judgments granting the requested relief for consideration by the Court.  The defendants filed such proposed order granting the Pleas on May 7, 2018. On May 16, 2018 the Court issued an Order granting the Pleas and dismissing Robert L. Moody, Jr.’s claims with prejudice, and plaintiff then filed a Motion to Transfer Venue (“MTTV”).  Defendants filed an Application for Fees, seeking to recover defendants’ legal costs and expenses from plaintiff, and a Response to the MTTV on June 8, 2018.  In response plaintiff filed a Motion to Vacate, a Response to the Application for Fees, and their own Request for Attorney’s Fees on July 5, 2018.  Defendants filed a Response to the Motion to Vacate and to plaintiff’s Request for Attorney’s Fees on July 11, 2018, and the Court heard oral arguments on July 16, 2018. Plaintiff filed supplemental briefing in support of their July 5, 2018 filings on July 25, 2018, and defendants filed their response to plaintiff's supplemental briefing on July 27, 2018. On August 8, 2018 the Court issued an Order denying plaintiff's Motion to Vacate. Pursuant to the Court’s instructions, on October 5, 2018, defendants filed an Order Granting Application for Expenses.  Defendants then filed a Motion for Entry of Final Judgment and a Request for Submission Date on Motion for Entry of Final Judgment on October 11, 2018, which the Court set as October 30, 2018.  Plaintiff filed his Objection to Proposed Final Judgment and Objection to Proposed Order on Attorneys’ Fees on October 25, 2018, to which defendants filed a response on October 30, 2018. On November 11, 2018, the Court issued its Final Judgment: ordering Plaintiff to pay the companies $1,314,053.73 for reasonable and necessary fees and expenses; denying Plaintiff’s Motion to Transfer Venue, and; dismissing Plaintiff’s counterclaim.  Plaintiff has appealed the Court’s Final Judgment and that appeal is pending before the First District Court of Appeals in Houston, TX.
Although there can be no assurances, at the present time, the Company does not anticipate that the ultimate liability arising from such other potential, pending, or threatened legal actions will have a material adverse effect on the financial condition or operating results of the Company.

Separately, Brazilian authorities commenced an investigation into possible violations of Brazilian criminal law in connection with the issuance of National Western insurance policies to Brazilian residents, and in assistance of such investigation a Commissioner appointed by the U.S. District Court for the Western District of Texas issued a subpoena upon the company in March of 2015 to provide information relating to such possible violations. No conclusion can be drawn at this time as to its outcome or how such outcome may impact the Company’s business, results of operations or financial condition. National Western is cooperating with the relevant governmental authorities in regard to this matter.

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

Class A Common Stock Data (per share)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2018:
High	$343.22	328.53	335.00	329.00
Low	276.00	287.00	304.65	260.65
Dividends Declared	—	—	—	0.36
2017:
High	$331.70	332.00	352.03	368.00
Low	287.10	294.39	318.84	329.53
Dividends Declared	—	—	—	0.36

There is no established public trading market for the NWLGI’s Class B common stock.

Equity Security Holders

The number of stockholders of record on February 28, 2019 was as follows:

Class A Common Stock	2,497
Class B Common Stock	2

Dividends

Class B common stockholders receive dividends at one-half the per share amount declared on Class A common stock. During 2018, NWLGI paid cash dividends on its Class A and Class B common stock in the amounts of $1.2 million and $36,000, respectively.  During 2017, the Company also paid cash dividends on its Class A and Class B common stock in the amounts of $1.2 million and $36,000, respectively.  Payment of dividends is within the discretion of the Company’s Board of Directors.

Payment of dividends by National Western Life Insurance Company ("National Western") to NWLGI, as sole owner, are also within the discretion of National Western's Board of Directors, but are subject to prescribed limitations set by the Colorado Division of Insurance without prior approval.  The Company’s general policy is to reinvest earnings internally to finance the development of new business, provide for potential acquisitions, and to lend support to its financial strength ratings assigned by independent rating agencies. In the years ended December 31, 2018 and 2017, National Western declared and paid dividends to NWLGI in the amounts of $6.0 million and $7.0 million, respectively, to fund the operations of the holding company.

Securities Authorized For Issuance Under Equity Compensation Plans

The Company has two equity compensation plans that were approved by security holders. These plans were assumed by NWLGI from National Western in 2015 pursuant to the terms of the reorganization. The plan approved in 1995 terminated in 2010 while the plan approved in 2008 was amended, restated and approved by stockholders of NWLGI in June 2016 extending its term for ten years from the date of stockholder approval. Under these plans, there are no outstanding options at December 31, 2018 which would otherwise entitle option holders to shares.  At December 31, 2018, 291,000 shares of Class A common stock remain available for future issuance under the remaining plan.

Performance Graph

The following graph compares the change in the Company's cumulative total stockholder return on its common stock with the NASDAQ - U.S. Companies Index and the NASDAQ - Insurance Stock Index. The graph assumes that the value of the Company's Class A common stock and each index was $100 at December 31, 2013, and that all dividends were reinvested.

Issuer Purchases of Equity Securities

Effective August 22, 2008, National Western adopted and implemented a limited stock buy-back program associated with the company's 2008 Incentive Plan which provides Option Holders the additional alternative of selling shares acquired through the exercise of options directly back to the company. This program succeeded a similar buy-back program implemented March 10, 2006 associated with the company's 1995 Stock Option and Incentive Plan. The programs provide Option Holders with the ability to elect to sell acquired shares back to the company at any time within ninety (90) days after the exercise of options at the prevailing market price as of the date of notice of election. These plans and program were assumed by NWLGI from National Western in 2015 pursuant to the terms of the holding company reorganization. As of December 31, 2018, there are no options outstanding under these plans.

The following table sets forth the Company’s issuance and repurchase activity of its Class A common shares from Option Holders for the quarter ended December 31, 2018.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May yet Be Purchased Under the Plans or Programs

October 1, 2018 through October 31, 2018	—	$—	N/A	N/A
November 1, 2018 through November 30, 2018	—	$—	N/A	N/A
December 1, 2018 through December 31, 2018	—	$—	N/A	N/A

Total	—	$—	N/A	N/A

Purchased shares are reported in the Company's Consolidated Financial Statements as authorized and unissued.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following five-year financial summary includes comparative amounts derived from the audited Consolidated Financial Statements. (1)

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands except per share amounts)
Earnings Information:
Revenues:
Universal life and annuity contract charges	$155,205	159,968	163,447	155,608	150,596
Traditional life premiums	18,291	18,962	19,276	19,699	19,519
Net investment income	349,077	659,685	467,674	379,114	505,430
Other revenues	20,603	21,070	18,901	28,166	21,630
Net realized investment gains (losses)	8,423	14,763	13,070	7,209	11,605

Total revenues	551,599	874,448	682,368	589,796	708,780

Benefits and expenses:
Life and other policy benefits	65,297	71,485	65,529	67,452	54,295
Amortization of deferred policy acquisition costs	114,771	114,387	121,139	120,333	115,154
Universal life and annuity contract interest	136,055	437,019	248,390	176,901	298,259
Other operating expenses	93,969	107,002	94,448	78,442	83,551

Total benefits and expenses	410,092	729,893	529,506	443,128	551,259

Earnings before Federal income taxes	141,507	144,555	152,862	146,668	157,521
Federal income taxes	24,749	34,134	51,970	48,272	51,933

Net earnings	$116,758	110,421	100,892	98,396	105,588

Basic Earnings Per Share:
Class A	$33.02	31.23	28.53	27.83	29.87
Class B	$16.51	15.61	14.27	13.91	14.93

Diluted Earnings Per Share:
Class A	$33.02	31.23	28.53	27.82	29.85
Class B	$16.51	15.61	14.27	13.91	14.93

Balance Sheet Information:
Total assets	$11,931,691	12,225,094	11,894,981	11,612,576	11,351,892

Total liabilities	$10,030,914	10,392,920	10,173,153	10,000,590	9,795,572

Stockholders’ equity	$1,900,777	1,832,174	1,721,828	1,611,986	1,556,320

Book value per common share	$522.76	503.88	473.53	443.32	428.01

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

Management’s discussion and analysis of the financial condition and results of operations (“MD&A”) of National Western Life Group, Inc. for the three years ended December 31, 2018 follows.  Where appropriate, discussion specific to the insurance operations of National Western Life Insurance Company is denoted by "National Western" or "company". This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and related notes beginning on page 85 of this report.

Overview

National Western has historically provided life insurance products on a global basis for the savings and protection needs of policyholders and issued annuity contracts for the asset accumulation and retirement needs of contract holders, both domestic and international residents. As disclosed in the Form 10-Q filed for the quarter ended March 31, 2018, the company discontinued accepting applications for the company's international products from foreign residents in May 2018.

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

Due to the business of accepting funds to pay future obligations in later years and the underlying economics, the relevant factors affecting the Company’s overall business and profitability include the following:

●	the level of sales and premium revenues collected
●	persistency of policies and contracts
●	return on investments sufficient to produce acceptable spread margins over interest crediting rates
●	investment credit quality which minimizes the risk of default or impairment
●	levels of policy benefits and costs to acquire business
●	the level of operating expenses
●	effect of interest rate changes on revenues and investments including asset and liability matching
●	maintaining adequate levels of capital and surplus
●	corporate tax rates and the treatment of financial statement items under tax rules and accounting
●	actual levels of surrenders, withdrawals, claims and interest spreads
●	changes in assumptions for amortization of deferred policy acquisition expenses and deferred sales inducements
●	changes in the fair value of derivative index options and embedded derivatives pertaining to fixed-index life and annuity products
●	pricing and availability of adequate counterparties for reinsurance and index option contracts
●	litigation subject to unfavorable judicial development, including the time and expense of litigation

The Company monitors these factors continually as key business indicators.  The discussion that follows in this Item 7 includes these indicators and presents information useful to an overall understanding of the Company’s business performance in 2018, incorporating required disclosures in accordance with the rules and regulations of the SEC.

Impact of Recent Business Environment

The Company's business is generally aided by an economic environment experiencing growth, whether moderate or vibrant, characterized by metrics which indicate improving employment data and increases in personal income growth. The consensus view at this time is for GDP growth to moderate during 2019 as the Federal Reserve delays raising rates at least for the first half of the year in its attempt to engineer an economic soft-landing. Risk of recession over the next couple of years is elevated compared to previous outlooks. While there is minimal slack in the labor market, inflation expectations continue to be muted. Accordingly, the probability of entering a high-inflation period remains remote.

With regard to the credit market, industry analysts and observers generally agree that a sudden jump in interest rate levels, while presently a highly unlikely scenario, would be harmful to life insurers with interest-sensitive products as it could provide an impetus for abnormal levels of product surrenders and withdrawals at the same time fixed debt securities held by insurers declined in market value. The Federal Reserve has more recently tilted toward a slightly dovish policy. Their challenge continues to be calibrating the last stretch of their normalization efforts to facilitate a soft-landing while market volatility edges up and growing concerns about financial stability emerge. The baseline view call for two rate increases in 2019 with an end rate of 3.0% for short-term rates. However, the direction and at what pace interest rate movements may occur in the future is ultimately uncertain and subject to change. What impact, if any, such movements would have on the Company’s business, results of operations, cash flows or financial condition is indeterminate.

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

Pension Plans and Other Postretirement Benefits.  The Company sponsors a qualified defined benefit pension plan, which was frozen effective December 31, 2007, covering substantially all employees at that time, and three non-qualified defined benefit plans covering certain senior officers.  In addition, the Company has postretirement health care benefits for certain senior officers.  The freeze of the qualified benefit pension plan ceased future benefit accruals to all participants and closed the Plan to any new participants. In addition, all participants became immediately 100% vested in their accrued benefits as of that date.  In accordance with prescribed accounting standards, the Company annually reviews plan assumptions.

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

Consolidated Operations

Revenues.  The following details Company revenues:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)

Universal life and annuity contract charges	$155,205	159,968	163,447
Traditional life premiums	18,291	18,962	19,276
Net investment income (excluding derivatives)	429,081	436,810	439,310
Other revenues	20,603	21,070	18,900

Operating revenues	623,180	636,810	640,933
Derivative gain (loss)	(80,004)	222,875	28,364
Net realized investment gains (losses)	8,423	14,763	13,070

Total revenues	$551,599	874,448	682,367

Universal life and annuity contract revenues - Revenues for universal life and annuity contract charges decreased in 2018 compared to 2017 due to lower surrender charge revenue from terminated policies and lower cost of insurance and administrative charges as shown below. Revenues for universal life and annuity products consist of policy charges for the cost of insurance, administration charges, and surrender charges assessed against policyholder account balances, less reinsurance premiums as depicted in the following table.

	Years Ended December 31,
Contract Charges:	2018	2017	2016
	(In thousands)

Cost of insurance and administrative charges	$129,591	134,884	133,997
Surrender charges	37,138	42,061	44,828
Other charges	6,040	(173)	856
Gross contract revenues	172,769	176,772	179,681

Reinsurance premiums	(17,564)	(16,804)	(16,234)

Net contract charges	$155,205	159,968	163,447

Cost of insurance charges were $105.9 million in 2018 compared to $107.5 million in 2017 and $106.2 million in 2016. Cost of insurance charges typically trend with the size of the universal life insurance block in force and the amount of new business issued during the period. The volume of universal life insurance in force during 2018 decreased to $15.6 billion from $16.5 billion during 2017. Cost of insurance charges in 2017 showed an increase over the previous year due to the company increasing its cost of insurance charges during 2016 in accordance with its policy provisions on certain blocks of international life insurance policies. These increases were in effect for the entirety of 2017 and helped to mitigate the decline in insurance in force from 2016. Administrative charges were $23.7 million, $27.4 million, and $27.8 million for the years ended December 31, 2018, 2017 and 2016, respectively, and correlate with new universal life insurance business sales by the number of policies placed, the amount of premiums received and the volume of insurance issued. National Western's decision in May 2018 to cease accepting international policy applications from residents of other countries significantly decreased the level of universal life insurance sales.

Surrender charges assessed against policyholder account balances upon withdrawal were $37.1 million in 2018 compared to $42.1 million in 2017 and $44.8 million in 2016. While the Company earns surrender charge income that is assessed upon policy terminations, the Company’s overall profitability is enhanced when policies remain in force and additional contract revenues are realized and the Company continues to make an interest rate spread equivalent to the difference it earns on its investment and the amounts that it credits to policyholders. Policy lapse rates in 2018 for domestic life insurance and annuities segments were somewhat higher than those experienced in 2017 while the international life segment exhibited lower lapse rates. A spike in surrender charge income recognized occurred in 2016 reflecting a higher international life insurance lapse rate, most noticeably in the countries from which the Company ceased accepting applications from residents in the fourth quarter of 2015. Surrender charge income recognized is also dependent upon the duration of policies at the time of surrender (i.e. later duration policy surrenders have lower surrender charges assessed and earlier policy surrenders have a higher surrender charge assessed).

The growth in domestic life insurance sales the past several years has been driven principally by the sale of single premium life insurance products. In 2013, the Company began deferring the premium load associated with these products and spreading it over future income periods. The 2018 amount shown above as "Other charges" represents the net of previously capitalized amounts being amortized into revenue over current year deferrals of premium loads. Sales of single premium life insurance products have been a substantial portion of the company's new business over the past several years and has generated a higher balance of premium loads being amortized as revenue.

Traditional life premiums - Traditional life premiums have been relatively level over the past three years.  Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period. A sizable portion of traditional life business resides in the International Life insurance segment which ceased accepting new applications in the second quarter of 2018. The Company’s overall life insurance sales focus has been primarily centered around universal life products.  Universal life products, especially the Company’s equity-index universal life products, which offer the opportunity for consumers to acquire life insurance protection and receive credited interest linked in part to an outside market index such as the S&P 500 Index®, have been more popular product offerings in the Company’s markets representing 95% of new life insurance sales in 2018.

Net investment income (with and without derivatives) - A detail of net investment income is provided below.

	Years Ended December 31,
	2018	2017	2016
	(In thousands)

Gross investment income:
Debt and equities	$399,645	409,401	416,638
Mortgage loans	12,066	11,045	7,964
Policy loans	3,185	3,485	3,700
Short-term investments	2,249	1,012	668
Other invested assets	13,289	13,137	11,432

Total investment income	430,434	438,080	440,402
Less: investment expenses	1,353	1,270	1,092

Net investment income (excluding derivatives)	429,081	436,810	439,310

Derivative gain (loss)	(80,004)	222,875	28,364

Net investment income	$349,077	659,685	467,674

Effective January 1, 2018, new accounting guidance requires that changes in fair values of equity securities be include in the Consolidated Statements of Earnings. For the year ended December 31, 2018, an unrealized (loss) of ($1.8) million is included in net investment income (in the Debt and equities line item in the above table) reflecting the change in fair value during the period. The carrying value of the Company’s portfolio of equity securities was $17.5 million at December 31, 2018.

Debt and equity securities generated approximately 93% of total investment income, excluding derivative gains and losses, in 2018 consistent with prior years. The Company’s strategy is to invest substantially all of its cash flows in fixed debt securities within its guidelines for credit quality, duration, and diversification. The Company's investable funds are derived from incremental cash flow from new business and investment income from its portfolio above its operational requirements to pay policy benefits, commissions, and expenses. The debt securities portfolio grew from $10.2 billion at December 31, 2016 to $10.3 billion at December 31, 2017, but declined to $10.2 billion at December 31, 2018 as cash balances were being built in anticipation of closing an acquisition in early 2019. Investment yields on new bond purchases in 2018 exceeded the portfolio's weighted average yield for the first time in the current decade. The portfolio weighted average yield was approximately 3.90% at December 31, 2018, while the yield on debt security purchases to fund insurance operations increased to 4.20% in 2018 from 3.57% in 2017. Although the yield on new purchases increased in 2018, bond portfolio returns continued to be impacted by higher yielding debt securities maturing or being called by borrowers with the proceeds being reinvested into lower yielding securities.

The Company’s new mortgage loan activity has been relatively low for a number of years given the low level of rates and the higher level of risk associated with commercial properties in this economic environment. Due to a concerted effort, the volume of new mortgage loan originations during 2017 and 2016 increased from prior year levels, however, aggressive interest rates offered by competitors served to hold down new loan originations in 2018. Mortgage loan investment income in 2018 and 2017 benefited from incremental contributions from loan prepayment fees and profit participation receipts during the year. Policy loan and other invested asset balances outstanding have remained relatively stable over the past few years. As noted above, the company maintained elevated short-term investment balances during the latter part of 2018 in anticipation of closing the acquisition of target companies in early 2019.

In order to evaluate underlying profitability and results from ongoing operations, net investment income performance is analyzed excluding derivative gain (loss), which is a common practice in the insurance industry.  Net investment income and average invested assets shown below includes cash and cash equivalents. Net investment income performance is summarized as follows:

	Years Ended December 31,
	2018	2017	2016
	(In thousands except percentages)

Excluding derivatives:
Net investment income	$429,081	436,810	439,310
Average invested assets, at amortized cost	$10,758,315	10,623,632	10,406,589
Annual yield on average invested assets	3.99%	4.11%	4.22%

Including derivatives:
Net investment income	$349,077	659,685	467,674
Average invested assets, at amortized cost	$10,863,022	10,781,320	10,486,115
Annual yield on average invested assets	3.21%	6.12%	4.46%

The decline in average invested asset yield, excluding derivatives, from 2016 to 2017 and to 2018 is due to the Company continuing to obtain low yields on newly invested cash inflows as higher yielding assets mature or are called. The pattern in average invested asset yield, including derivatives, incorporates increases and decreases in the fair value of index options purchased by the company to support its fixed-index products. Fair values of the purchased call options recorded net gains in 2017 and 2016 while recording a loss in 2018 corresponding to the movement in the S&P 500 Index® during these periods (the primary index the Company's fixed-index products employ). Refer to the derivatives discussion following this section for a more detailed explanation.

Other revenues - Other revenues primarily pertain to the Company’s two nursing home operations in Reno, Nevada and San Marcos, Texas. Revenues associated with these operations were $17.2 million, $18.2 million and $18.2 million in 2018, 2017 and 2016, respectively. Beginning in 2017, other revenues also includes the operations of Braker P III ("BP III"), a new subsidiary created at the end of 2016 to own and manage a commercial office building it acquired (Refer to Item 2. Properties in Part I of this filing for further discussion). Revenues associated with BP III were $3.2 million and $1.5 million in December 31, 2018 and 2017, respectively, reflecting additional tenant leases executed. Other revenues also includes the annual revaluation of the fair value of the life interest in the Libbie Shearn Moody Trust.

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

Gains and losses from index options are substantially due to changes in equity market conditions.  Index options are intended to act as hedges to match the returns on the product’s underlying reference index and the rise or decline in the index relative to the index level at the time of the option purchase which causes option values to likewise rise or decline. As income from index options fluctuates with the underlying index, the contract interest expense to policyholder accounts for the Company’s fixed-index products also fluctuates in a similar manner and direction. During 2017 and 2016, the reference indices increased and the Company recorded each year an overall gain from index options with a corresponding increase in contract interest expense in an amount relative to the gains recorded. In 2018, the reference indices decreased and an overall loss from index options was incurred and contract interest expense similarly declined.

The table below summarizes the derivative gain (loss) amounts and total contract interest by year.

	Years Ended December 31,
	2018	2017	2016
	(In thousands)

Derivatives:
Unrealized gain (loss)	$(191,654)	74,607	92,559
Realized gain (loss)	111,650	148,268	(64,195)

Total gain (loss) included in net investment income	$(80,004)	222,875	28,364

Total contract interest	$136,055	437,019	248,390

The economic impact of option performance in the Company's financial statements is not generally determined solely by the option gain or loss included in net investment income as there is a corresponding amount recorded in the contract interest expense line. Rather, the Company's profitability with respect to these options is dependent upon the purchase cost of the option remaining within the financial budget for acquiring options embedded in the product pricing. Option prices vary with interest rates, volatility, and dividend yields among other things. As option prices vary, the Company manages for the variability by making offsetting adjustments to product caps, participation rates, and management fees. For the periods shown, the Company's option costs have generally been within the product pricing budgets.

The financial statement investment spread, the difference between investment income and interest credited to contractholders, is subject to variations from option performance during any given period. For example, many of the company's equity-index annuity products provide for the collection of asset management fees. These asset management fees are assessed when returns on expiring options are positive, and they are collected prior to passing any additional returns above the assessed management fees to the policy contractholders. During periods of positive returns, the collected asset management fees serve to increase the financial statement spread by increasing option realized gains reported as investment income in an amount greater than interest credited to policy contractholders which is reported as contract interest expense. Asset management fees collected in 2018, 2017, and 2016 were $24.3 million, $31.8 million, and $6.4 million, respectively.

Net realized investment gains (losses) - Realized gains (losses) on investments include proceeds on bond calls and sales as well as impairment write-downs on investments in debt securities, mortgage loans, and real estate. The net investment gains reported in 2018 consisted of gross gains of $8.5 million, primarily from calls of debt securities, offset by gross losses of $0.0 million, which included no other-than-temporary impairment losses. Included in the gross gains in 2018 is the sale of previously occupied home office property located in Austin, Texas of approximately of $1.8 million. Included in the gross gains in 2017 is approximately $2.3 million realized from a partial sale of the Company's previous home office land property to the Texas Department of Transportation to be used in the construction of roadway expansion.

The Company records impairment write-downs when a decline in value is considered to be other-than-temporary and full recovery of the investment is not expected. Impairments due to credit factors are recorded in the Company’s Consolidated Statements of Earnings while non-credit (liquidity) impairment losses are included in the Consolidated Statements of Comprehensive Income (Loss).

Equity impairments (common stocks) represent a mark-to-market write-down on securities in which the market discount to book value was considered significant and had been maintained for several reporting periods. Prior to 2018, market value changes in equity security holdings were recorded through Other Comprehensive Income as a component of Stockholders' Equity. Effective January 1, 2018, the accounting guidance for equity securities was amended requiring that market value changes be recorded as a component of investment income in the Consolidated Statements of Earnings in the period of change. This guidance caused the impairment analysis of equity securities to be not applicable going forward. Equity securities represent 0.2% of invested assets and individual holdings have an average cost basis of approximately $84,000.

Benefits and Expenses. The following details benefits and expenses.

	Years Ended December 31,
	2018	2017	2016
	(In thousands)

Life and other policy benefits	$65,297	71,485	65,529
Amortization of deferred policy acquisition costs	114,771	114,387	121,139
Universal life and annuity contract interest	136,055	437,019	248,390
Other operating expenses	93,969	107,002	94,448

Totals	$410,092	729,893	529,506

Life and other policy benefits - Life and other policy benefits include death claims of $44.9 million, $38.6 million and $31.3 million for 2018, 2017 and 2016, respectively. While death claim amounts are subject to variation from period to period, the Company’s mortality experience has generally been consistent with or better than its product pricing assumptions. Mortality exposure is managed through reinsurance treaties under which the Company's retained maximum net amount at risk on any one life is capped at $500,000.

Life and other policy benefits also includes policy liabilities held associated with the company's traditional life products, including riders such as the company guaranteed minimum withdrawal benefit rider ("WBR"), a popular rider to its equity-indexed annuity products. The increases in these liabilities were $7.3 million, $17.9 million, and $17.5 million in 2018, 2017, and 2016, respectively. In 2018, the company unlocked its policy benefit reserves associated with the WBR which resulted in a decrease to the policy benefit liability (and policy benefit expenses) during the period of $15.7 million. The primary unlocking adjustment included within this amount was an adjustment of the assumed rate of election by policyholders taking withdrawal payments to a rate consistent with actual experience (which was lower than that previously assumed). In 2016, the company also recorded a prospective unlocking adjustment of WBR, the effect of which was to decrease WBR reserves by $3.1 million which decreased life and other policy benefits by a like amount.

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

The following table identifies the effects of unlocking adjustments on DPAC balances recorded through amortization expense separate from recurring amortization expense components for 2018, 2017 and 2016.

	Years Ended December 31,
Amortization of DPAC	2018	2017	2016
	(In thousands)

Unlocking adjustments	$(950)	(11,857)	(13,840)
Other amortization components	115,721	126,244	134,979

Totals	$114,771	114,387	121,139

In 2018, the company unlocked its DPAC balances associated with its Life and Annuity segments for: (1) mortality, extended death benefit reserves, and the investment yield supporting universal life policy liabilities on its Life segment which collectively increased amortization expense by $1.2 million; and (2) mortality, the election rate of the company's withdrawal benefit rider, and the investment yield supporting annuity contract accounts which collectively decreased amortization expense by $2.2 million for the Annuity segment.

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

As the DPAC balance is an asset on the Company's Consolidated Balance Sheets, GAAP provides for an earned interest return on the unamortized balance each period. The earned interest serves to increase the DPAC balance and reduce other amortization component expense. The rate at which the DPAC balance earns interest is the average credited interest rate on the company's universal life and annuity policies in force, including credited interest on equity-indexed policies. The amount of earned interest on DPAC balances recorded was $29.1 million, $33.5 million, and $10.5 million in 2018, 2017, and 2016, respectively, decreasing other amortization component expense.

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

The Company's approximated average credited rates, excluding and including equity-indexed products, were as follows:

	December 31,			December 31,
	2018	2017	2016	2018	2017	2016
	(Excluding fixed-index products)			(Including fixed-index products)

Annuity	2.07%	2.19%	2.27%	1.13%	3.81%	1.97%
Interest sensitive life	3.37%	3.41%	3.62%	2.61%	7.77%	4.28%

Contract interest reported in financial statements also encompasses the performance of the index options associated with the Company's fixed-index products. As previously noted, the market value changes of these derivative features resulted in net realized and unrealized gains (losses) in 2018, 2017 and 2016 of $(80.0) million, $222.9 million and $28.4 million, respectively. In 2018, this figure was comprised of unrealized losses totaling $(191.7) million offset by realized gains of $111.7 million. These returns similarly increased/(decreased) the computed average credited rates for the periods shown. Policyholders of equity-indexed products cannot receive an interest credit below 0% according to the policy contract terms.

Generally, the impact of the market value change of index options on asset values aligns closely with the movement of the embedded derivative liability held for the Company's fixed-index products such that the net effect upon pretax earnings is negligible (i.e. net realized and unrealized gains/(losses) included in net investment income approximate the change in contract interest associated with the corresponding embedded derivative liability change). However, other aspects of the embedded derivatives can cause deviations to occur between the change in index option asset values included in net investment income and the change in the embedded derivative liability included in contract interest. As noted in the discussion of net investment income, the collection of asset management fees in a period can cause investment income to increase marginally higher than contract interest expense since these collected fees are deducted from indexed interest credited to policyholders. During the years ended December 31, 2018, 2017, and 2016, asset management fees collected were $24.3 million, $31.8 million, and $6.4 million, respectively.

Accounting rules require the embedded derivative liability to include a projection of asset management fees estimated to be collected in the succeeding fiscal year as an offset to projected policyholder interest credits. The projections are based upon the performance of options as of the year-end balance sheet dates. The change in this projection, plus or minus, is included in contract interest expense for the period being reported on. During the years ended December 31, 2018, 2017, and 2016, contract interest was increased/(decreased) by $17.6 million, $6.9 million, and $(15.9) million, respectively, for this occurrence. The increases to contract interest expense reflect lower estimated asset management fees to be collected while the decrease to contract interest expense represents an increase to the amount of asset management fees estimated to be collected. Refer to Note 15 Derivative Investments in the accompanying Notes to Consolidated Financial Statements for further information.

Contract interest expense also includes reserve changes for immediate annuities, two tier annuities, excess death benefit reserves, excess annuitizations, and amortization of deferred sales inducement balances. These items are offset by policy charges assessed for policies having the withdrawal benefit rider. As changes in these items collectively impact contract interest expense, financial statement interest spread is also affected. For the years ended December 31, 2018, 2017, and 2016 the changes in these items increased contract interest expense by $22.8 million, $38.1 million, and $46.9 million, respectively.

Similar to deferred policy acquisition costs, the company defers sales inducements in the form of first year credited interest bonuses on annuity products that are directly related to the production of new business. These bonus interest charges are deferred and amortized using the same methodology and assumptions used to amortize other capitalized acquisition costs and the amortization is included in contract interest. In addition, deferred sales inducement balances are also reviewed periodically to ascertain whether actual experience has deviated significantly from that assumed (unlock) and are adjusted to reflect current policy lapse or termination rates, expense levels and credited rates on policies compared to anticipated experience (true-up). These adjustments, plus or minus, are included in contract interest expense. As part of the DPAC balance unlockings for the Annuity segment previously discussed for 2018, 2017, and 2016, the Company also unlocked its deferred sales inducement balance. The effect of the prospective unlocking was to increase the deferred sales inducement balance by $1.3 million in 2018 (and decrease contract interest expense), and to decrease the deferred sales inducement balance by $4.3 million, and $1.7 million, in 2017, and 2016, respectively, and thereby increasing contract interest expense by a related amount for each period.

As previously discussed in the amortization of deferred policy acquisition costs section, in 2018 the company unlocked its life insurance DPAC balance for mortality experience and extended benefit policy reserves. While these changes had a relatively modest impact on the DPAC unlocking, they had a larger effect on the policy benefits liability balance. The impact of these unlocking adjustments upon policy benefit reserves was an increase of $14.2 million. This increase is included as a component of contract interest expense in 2018. Similarly, the company unlocked its excess benefit reserves (International life) and two tier annuity reserves in 2017 and 2016. The unlockings of these reserves increased contract interest expense by $13.7 million and $3.0 million in 2017 and 2016, respectively.

Other operating expenses - Other operating expenses consist of general administrative expenses, licenses and fees, commissions not subject to deferral, nursing home expenses, real estate expenses and compensation costs. These are summarized in the table that follows.

	Years Ended December 31,
	2018	2017	2016
	(In thousands)

General insurance expenses	$29,028	38,074	31,298
Nursing home expenses	15,935	16,804	17,924
Compensation expenses	27,340	27,146	28,151
Commission expenses	8,816	10,738	11,206
Real estate expenses	5,125	2,993	—
Taxes, licenses and fees	7,725	11,247	5,868

Totals	$93,969	107,002	94,447

General insurance expenses include expenditures for software and amortization of previously capitalized information technology expenditures. The Company has progressively released into production components of system development over the past couple of years initiating amortization of these capitalized costs. Software costs, including amortization expense, for 2018, 2017, and 2016 were $11.3 million, $9.0 million, and $8.6 million, respectively. General insurance expenses also include payments and provisions made relating to potential or contingent legal liabilities. Expenses related to these items were $(1.8) million, $8.5 million, and $4.2 million in 2018, 2017, and 2016, respectively. The 2016 amount includes a $1.3 million payment (including interest and expenses) to insurance authorities in Brazil pertaining to administrative proceedings in that country and a $2.9 million provision for an annuity contract matter in Puerto Rico in litigation. The 2018 amount reflects settlement of the annuity contract matter in Puerto Rico for $1.0 million and the release of the excess provision recorded in 2016. The 2017 amount pertains to an $8.2 million loss contingency recorded by the Company at December 31, 2017 related to excess premiums on certain of its policies. Refer to the Legal Proceedings narrative in Part I, Item 3 of this Form 10-K for further discussion of litigation matters.

Nursing home expenses reflect the operations of the Company's two facilities in Reno, Nevada and San Marcos, Texas. The lower expense level in 2018 compared to the prior two years corresponds with decreased revenues from lower census figures and the resultant cost containment measures undertaken to manage profitability.

Compensation expenses include share-based compensation costs related to outstanding vested and nonvested stock options and stock appreciation rights ("SARs"), restricted stock units ("RSUs"), and performance share units ("PSUs"). The related share-based compensation costs move in tandem not only with the number of awards outstanding but also with the movement in the market price of the Company's Class A common stock as a result of marking the stock options, SARs, and RSUs to fair value under the liability method of accounting. Consequently, the related expense amount varies positive or negative in any given period. In the amounts shown above, share-based compensation expense totaled $1.4 million in 2018, $5.0 million in 2017 and $7.9 million in 2016. These expense levels reflect a change in the Company's Class A common share price from $251.94 at December 31, 2015 to $310.80 at December 31, 2016 to $331.02 at December 31, 2017 and to $300.70 at December 31, 2018. In addition to the changes in price of the Company's Class A common shares, there were 12,590; 22,184; and 14,643 SARs granted to officers of National Western in 2018, 2017 and 2016, respectively.

Real estate expenses pertain to the commercial building operated by Braker P III. The building was acquired at year-end 2016 and the company relocated to this facility during the fourth quarter of 2017. The higher operating expenses for 2018 relative to 2017 reflects the company's occupancy as well as other third party tenants added during 2018.

Taxes, licenses and fees include premium taxes and licensing fees paid to state insurance departments, guaranty fund assessments, the company portion of social security and Medicare taxes, real estate taxes, state income taxes, and other state and municipal taxes. State income taxes are generally determined by apportioning the company's federal taxable income based upon premium generated from a particular state as a percentage of total premiums. Federal taxable income is derived from the company's statutory financial results. State income tax expense was $0.8 million, $2.5 million, and $0.7 million in 2018, 2017, and 2016, respectively. Premium tax expenses for the years ended December 31, 2018, 2017, and 2016 were $3.4 million, $4.0 million, and $2.6 million, respectively. The 2017 expense also includes withholding tax liabilities for international policy distributions not previously withheld on.

Segment Operations

Summary of Segment Earnings

A summary of segment earnings from continuing operations for the years ended December 31, 2018, 2017 and 2016 is provided below.  The segment earnings exclude realized gains and losses on investments, net of taxes.

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
	(In thousands)

Segment earnings (loss):
2018	$1,401	33,704	53,371	21,628	110,104
2017	2,835	59,025	17,409	21,556	100,825
2016	3,411	50,942	22,687	15,357	92,397

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below.

	Years Ended December 31,
	2018	2017	2016
	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$40,879	37,387	34,728
Net investment income	23,579	73,866	39,691
Other revenues	19	46	119

Total premiums and other revenues	64,477	111,299	74,538

Benefits and expenses:
Life and other policy benefits	21,688	18,565	17,908
Amortization of deferred policy acquisition costs	11,539	10,377	4,125
Universal life insurance contract interest	8,826	59,865	28,606
Other operating expenses	20,731	18,842	18,739

Total benefits and expenses	62,784	107,649	69,378

Segment earnings (loss) before Federal income taxes	1,693	3,650	5,160

Provision (benefit) for Federal income taxes	292	815	1,749

Segment earnings (loss)	$1,401	2,835	3,411

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

	Years Ended December 31,
	2018	2017	2016
	(In thousands)

Universal life insurance revenues	$45,371	40,970	37,427
Traditional life insurance premiums	5,552	5,333	5,320
Reinsurance premiums	(10,044)	(8,916)	(8,019)

Totals	$40,879	37,387	34,728

The Company’s domestic life insurance in force, in terms of policy counts, has been declining for some time. The pace of new policies issued has lagged the number of policies terminating from death or surrender by roughly a two-to-one rate over the past several years causing a declining level of insurance in force from which contract revenue is received. Consequently, the number of domestic life insurance policies in force has declined from 51,600 at December 31, 2016 to 50,200 at December 31, 2017 and to 49,000 at December 31, 2018. Policy lapse rates in 2018 increased to 6.5% from 6.0% in 2017 but were less than the rate in 2016 of 7.5%.

Universal life insurance revenues are also generated with the issuance of new business based upon amounts per application and percentages of the face amount (volume) of insurance issued. The number of domestic policies issued during 2018 was 28% higher than in 2017 and the volume of insurance issued was 36% more than that in 2017.

In 2013 the Company began deferring the premium load on its highest selling domestic product, single pay life insurance. Amounts deferred are amortized into revenues over future periods corresponding with the duration of the policies. Initially, the premium load amounts deferred exceeded the amounts amortized back into revenues. However, beginning in 2016 the cumulative amounts deferred reached a level such that the current year revenue amortization now exceeds the current period deferral resulting in net increasing revenue from this accounting method.

Premium dollars collected on universal life products are not reflected as revenues in the Company's Consolidated Statements of Earnings in accordance with GAAP.  Actual domestic universal life premiums collected are detailed below.

	Years Ended December 31,
	2018	2017	2016
	(In thousands)

Universal life insurance:
First year and single premiums	$169,363	132,358	114,118
Renewal premiums	19,538	20,117	20,155

Totals	$188,901	152,475	134,273

During the past several years the company has achieved some success in growing dollar amount of sales of its domestic life insurance new business. Sales have been substantially weighted toward single premium policies which do not have much in the way of recurring premium payments. These products are targeting wealth transfer strategies involving the movement of accumulated wealth in alternative investment vehicles, including annuities, into life insurance products. As a result, renewal premium levels have not been exhibiting a corresponding level of increase.

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

	Years Ended December 31,
	2018	2017	2016
	(In thousands)

Net investment income (excluding derivatives)	$41,123	36,579	33,331
Derivative gain (loss)	(17,544)	37,287	6,360

Net investment income	$23,579	73,866	39,691

Universal life insurance contract interest	$8,826	59,865	28,606

Life and policy benefits for a smaller block of business are subject to variation from period to period. Claim count activity during 2018 increased 19% compared to 2017 while the average net claim amount increased to $31,800 from $27,700. The low face amount per claim relative to the current issued amounts of insurance per policy reflects the older block of domestic life insurance policies sold which were final expense type products (i.e. purchased to cover funeral costs). The increase in the average net claim amount reflects claims from more recent policy sales (single premium wealth transfer products) which have much higher face amounts of insurance coverage per policy. GAAP reporting requires that claims be recorded after any cash value amounts that have been accumulated in the policies. While domestic claims increased in 2018 compared to 2017, the accumulated cash values on the claims incurred was substantially higher in 2018 (which reduces the net amount at risk on policies). The company's overall mortality experience for this segment has been better than pricing assumptions.

As noted previously in the discussion of results from Consolidated Operations, the company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience with the adjustment reflected in current period amortization expense. To the extent required, the company may also record unlocking adjustments to DPAC balances. The following table identifies the effects of unlocking adjustments on domestic life insurance DPAC balances recorded through amortization expense separate from recurring amortization expense components for 2018, 2017 and 2016.

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Amortization of DPAC
Unlocking adjustments	$1,015	795	(9,000)
Other amortization components	10,524	9,582	13,125

Totals	$11,539	10,377	4,125

The company unlocked the DPAC balances associated with its Domestic Life segment for favorable mortality, extended death benefit reserves, and the investment portfolio yield supporting universal life policy liabilities in 2018. The effect of the prospective unlocking was to decrease DPAC balances by $1.0 million (and increase amortization expense). During 2017, the company unlocked the interest crediting rate spread on certain equity-indexed universal life products which increased amortization expense by $0.8 million. During 2016 the Company unlocked its DPAC balance for favorable mortality and for future profit projections related to universal life insurance riders which had not been previously included in DPAC actuarial software models. These unlockings decreased DPAC amortization expense.

Although not an unlocking, during the fourth quarter of 2018 the company successfully converted its reserve modeling for excess death benefit reserves on UL riders to its existing actuarial software platform. The implementation refined the company's estimate increasing reserves and included an adjustment decreasing the Domestic Life DPAC balance (increasing amortization expense). The amount of the amortization expense increase was $0.8 million.

Contract interest expense includes the fluctuations that are the result of the effect upon the embedded derivative for the performance of the underlying equity indices associated with fixed-indexed universal life products. For liability purposes, the embedded option in the Company's policyholder obligations for this feature is bifurcated and reserved for separately. Accordingly, the impact for the embedded derivative component in the equity-index universal life product is reflected in the contract interest expense for approximately the same amounts as in net investment income for each respective period. As part of the 2018 unlockings discussed above, the company reduced its excess benefit reserve by $1.0 million which served to decrease contract interest expense by a like amount.

Operating expenses are allocated to lines of business based upon a functional cost analysis of the business activity giving rise to incurred expenses. With the company's decision to cease accepting applications from international residents and the decline in annuity sales volumes, a higher proportion of operating expenses were allocated to the Domestic Life segment given the increase in activity in this segment and its greater share of the overall operational resources.

International Life Insurance Operations

The Company's international life operations have been a steady contributor to the Company's overall earnings performance and represented a niche where the Company believed it had a competitive advantage historically. A stable population of distribution relationships developed over decades of operations had provided the Company with a persistent block of business.

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below.

	Years Ended December 31,
	2018	2017	2016
	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$108,923	120,852	125,775
Net investment income	22,603	68,399	42,331
Other revenues	87	83	321

Total premiums and other revenue	131,613	189,334	168,427

Benefits and expenses:
Life and other policy benefits	22,333	23,981	18,759
Amortization of deferred policy acquisition costs	24,358	(1,473)	18,027
Universal life insurance contract interest	24,590	54,502	28,636
Other operating expenses	19,593	36,341	25,933

Total benefits and expenses	90,874	113,351	91,355

Segment earnings before Federal income taxes	40,739	75,983	77,072

Provision (benefit) for Federal income taxes	7,035	16,958	26,130

Segment earnings	$33,704	59,025	50,942

As with Domestic Life operations, revenues from the International Life insurance segment include both premiums on traditional type products and revenues from universal life insurance.  A comparative detail of premiums and contract revenues is provided below.

	Years Ended December 31,
	2018	2017	2016
	(In thousands)

Universal life insurance revenues	$103,704	115,112	120,033
Traditional life insurance premiums	12,739	13,628	13,956
Reinsurance premiums	(7,520)	(7,888)	(8,214)

Totals	$108,923	120,852	125,775

Universal life revenues and operating earnings are generated from the amount of life insurance in force and new sales activity. Over the past three years, the volume of insurance in force for this segment has contracted from $17.9 billion at December 31, 2016 to $16.6 billion at December 31, 2017 and to $15.4 billion at December 31, 2018. The decline in volume of in force reflect the company's decision at the end of 2015 to disengage from certain countries. In addition, during 2018 the company made the decision to cease accepting international policy applications from residents from all remaining countries. Universal life insurance revenues are also generated with the issuance of new business based upon amounts per application and percentages of the face amount (volume) of insurance issued. During 2018, the number of international life policies decreased 48% from the prior year while the volume of insurance issued decreased approximately 50% from the level in 2017.

A third component of international universal life revenues include surrender charges assessed upon surrender of contracts by policyholders. In 2015, termination activity levels increased in conjunction with the company's decision to cease accepting applications from residents in Brazil and certain other countries resulting in additional surrender charge fee revenues. This activity continued into 2016 and 2017 but subsided in 2018. The following table illustrates National Western's recent international life termination experience.

Volume In Force Terminations	Amount in $’s	Annualized Termination Rate
	(millions)

Year Ended December 31, 2018	$1,706.3	10.0%
Year Ended December 31, 2017	2,309.7	12.2%
Year Ended December 31, 2016	2,340.6	11.6%
Year Ended December 31, 2015	2,659.1	12.3%
Year Ended December 31, 2014	1,825.5	8.4%

The higher incidence of terminations that occurred in the 2015 through 2017 time period related to policies with residents of the countries from which the company discontinued accepting applications in late 2015. As a result of the higher termination incidence, the company unlocked its DPAC balances for this segment of the business during 2016 to incorporate a greater lapse assumption, among other things.

As noted previously, premiums collected on universal life products are not reflected as revenues in the Company's Consolidated Statements of Earnings in accordance with GAAP.  Actual international universal life premiums collected are detailed below.

	Years Ended December 31,
	2018	2017	2016
	(In thousands)

Universal life insurance:
First year and single premiums	$11,454	16,024	21,534
Renewal premiums	78,611	86,461	94,596

Totals	$90,065	102,485	116,130

National Western’s most popular international products have been its fixed-index universal life products in which the policyholder can elect to have the interest rate credited to their policy account values linked in part to the performance of an outside equity index. These products issued were not generally available in the local markets sold. Included in the totals in the above table are collected premiums for fixed-index universal life products of approximately $57.8 million, $65.6 million and $74.9 million for the years ended 2018, 2017 and 2016, respectively. The declining trend in renewal premiums during these periods corresponds with the decline in policies in force due to reduced sales activity and increased termination activity as discussed above.

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

	Years Ended December 31,
	2018	2017	2016
	(In thousands)

Net investment income (excluding derivatives)	$33,264	35,117	36,499
Derivative gain (loss)	(10,661)	33,282	5,832

Net investment income	$22,603	68,399	42,331

Universal life insurance contract interest	$24,590	54,502	28,636

Life and policy benefits primarily consist of death claims on policies. National Western’s clientele for international products are generally wealthy individuals with access to U.S. dollars and quality medical care. Consequently, the amounts of coverage purchased have historically tended to be larger amounts. In the year ended December 31, 2018, the average face amount of insurance purchased was approximately $297,100, reflecting a level somewhat lower than that of immediately prior years reflecting the company's decision to disengage from certain markets and ultimately to cease accepting applications for international life products from international residents. Life and policy benefit expense for the international life segment reflects the larger policies historically purchased, however mortality due to natural causes is comparable to that in the United States. The company's maximum risk exposure per insured life is capped at $500,000 through reinsurance. The average international life net claim amount (after reinsurance) in 2018 increased to $205,200 from $152,200 while the number of claims incurred declined 18% during 2018. Measured over a period of years, the Company's international life mortality experience has generally been better than product pricing assumptions.

The company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels, and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking adjustments on international life insurance DPAC balances recorded through amortization expense separate from recurring amortization components for 2018, 2017 and 2016.

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Amortization of DPAC
Unlocking adjustments	$251	(27,732)	(8,490)
Other amortization components	24,107	26,259	26,517

Totals	$24,358	(1,473)	18,027

In 2018, the company unlocked DPAC balances associated with its International Life segment for extended death benefit reserves and the investment portfolio yield supporting universal life policy liabilities. The effect of the prospective unlocking was to decrease DPAC balances by $0.3 million (and increase amortization expense). In 2017, the company unlocked the DPAC balance for favorable mortality, lower than expected lapses from disengaged countries, the implementation of an interest crediting clawback on certain universal life policies, and the interest crediting rate spread on one of its equity-indexed universal life products which collectively decreased amortization expense by $27.7 million. During 2016, the Company unlocked the DPAC balance for: (1) favorable mortality, (2) higher cost of insurance charges which had been implemented, (3) increased lapse rates for disengaged countries, and (4) for future profit projections related to universal life insurance riders which had not been previously included in DPAC actuarial software models, the result of which collectively decreased amortization expense by $8.5 million.

Although not an unlocking, during the fourth quarter of 2018 the company successfully converted its reserve modeling for excess death benefit reserves on UL riders to its existing actuarial software platform. The implementation refined the company's estimate increasing these reserves and included an adjustment increasing the International Life DPAC balance (decreasing amortization expense). The amount of the amortization expense decrease was $3.6 million.

Contract interest expense includes the fluctuations that are the result of the effect upon the embedded derivative for the performance of the underlying equity indices associated with fixed-indexed universal life products. For liability purposes, the embedded option in the Company's policyholder obligations for this feature is bifurcated and reserved for separately. Accordingly, the impact for the embedded derivative component in the equity-index universal life product is reflected in the contract interest expense for approximately the same amounts as in net investment income for each respective period. As part of the 2018 unlockings discussed above, the company increased its excess benefit reserve by $14.1 million which served to increase contract interest expense by a like amount. In addition, as part of the unlocking adjustments made during 2016, the company's benefit reserves for the International Life segment were decreased by $6.2 million. The effect of this decrease was to correspondingly decrease contract interest for the year by a like amount.

Similar to the Domestic Life segment, operating expenses are allocated to lines of business based upon a functional cost analysis of the business activity giving rise to incurred expenses. As discussed in the Domestic Life segment, a greater proportion of the Company's overall operating expenses were allocated toward the Domestic Life segment and away from the International Life and Annuity segments due to decreased activity in the latter two segments. In 2017, the potential and contingent legal liability provisions discussed in the Consolidated Operations section were primarily allocated to the International Life segment.

Annuity Operations

National Western's annuity operations are exclusively in the United States. A comparative analysis of results of operations for the Company's annuity segment is detailed below.

	Years Ended December 31,
	2018	2017	2016
	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$23,694	20,691	22,220
Net investment income	276,123	490,706	362,700
Other revenues	66	109	254

Total premiums and other revenues	299,883	511,506	385,174

Benefits and expenses:
Life and other policy benefits	21,276	28,939	28,862
Amortization of deferred policy acquisition costs	78,874	105,483	98,987
Annuity contract interest	102,639	322,652	191,148
Other operating expenses	32,584	32,021	31,852

Total benefits and expenses	235,373	489,095	350,849

Segment earnings before Federal income taxes	64,510	22,411	34,325

Provision (benefit) for Federal income taxes	11,139	5,002	11,638

Segment earnings	$53,371	17,409	22,687

Premiums and contract charges primarily consist of surrender charge income recognized on terminated policies. The amount of the surrender charge income recognized is determined by the volume of surrendered contracts as well as the duration of each contract at the time of surrender given the pattern of declining surrender charge rates over time that is common to most annuity contracts. The Company's lapse rate for annuity contracts during 2018 was 7.5%, an increase from a rate of 6.0% in 2017 and the 6.5% rate experienced in 2016. Annuity contracts with fixed interest rates are more prone to terminate during periods of rising interest rates as was the situation during 2018.

Deposits collected on annuity contracts are not reflected as revenues in the Company's Consolidated Statements of Earnings in accordance with GAAP.  Actual annuity deposits collected are detailed below.

	Years Ended December 31,
	2018	2017	2016
	(In thousands)

Fixed-index annuities	$382,153	578,647	685,023
Other deferred annuities	22,883	23,926	38,262
Immediate annuities	6,172	6,226	7,455

Totals	$411,208	608,799	730,740

Fixed-index products are more attractive for consumers when interest rate levels remain low and equity markets produce positive returns. Since National Western does not offer variable products or mutual funds, fixed-index products provide an important alternative to the company's existing fixed interest rate annuity products. Fixed-index annuity deposits as a percentage of total annuity deposits were 93%, 95% and 94% for the years ended December 31, 2018, 2017 and 2016, respectively. The percentage of fixed-index products to total annuity sales reflects the low interest rate environment and the ongoing bull market in equities.

Some of the company's deferred products, including fixed-index annuity products, contain a first year interest bonus ranging from 1% to 7% depending upon the product, in addition to the base first year interest rate. Other products include a premium bonus ranging from 2% to 10% which is credited to the account balance when premiums are applied. These bonus rates are deferred in conjunction with other capitalized policy acquisition costs. The amount deferred to be amortized over future periods amounted to approximately $7.5 million, $17.9 million and $19.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. Amortization of deferred sales inducements is included as a component of annuity contract interest as described later in this discussion of Annuity Operations.

A detail of net investment income for annuity operations is provided below.

	Years Ended December 31,
	2018	2017	2016
	(In thousands)

Net investment income (excluding derivatives)	$327,922	338,400	346,528
Derivative gain (loss)	(51,799)	152,306	16,172

Net investment income	$276,123	490,706	362,700

Annuity contract interest	$102,639	322,652	191,148

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

Consistent with the domestic and international life segments, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking adjustments on annuity DPAC balances recorded through amortization expense separate from recurring amortization expense components for 2018, 2017 and 2016.

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Amortization of DPAC
Unlocking adjustments	$(2,216)	15,080	3,650
Other amortization components	81,090	90,403	95,337

Totals	$78,874	105,483	98,987

In 2018, the company unlocked the DPAC balances associated with its Annuity segment for assumptions concerning mortality, the election rate of the company's withdrawal benefit rider, and for the investment portfolio yield supporting annuity contract accounts. The effect of the prospective unlocking was to increase DPAC balances by $2.2 million (and decrease amortization expense). In 2017, the company unlocked the DPAC balance associated with its annuity segment for surrender/annuitization assumptions and interest crediting rate spreads. The effect of the prospective unlocking was to increase amortization expense by $15.1 million. During 2016, the annuity DPAC balance was unlocked for surrender and annuitization rates. The effect of this prospective unlocking was to increase amortization expense by $3.7 million.

Annuity contract interest includes the equity component return associated with the call options purchased to hedge National Western's fixed-index annuities. The detail of fixed-index annuity contract interest as compared to contract interest for all other annuities is as follows:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)

Fixed-indexed annuities	$14,861	230,936	102,107
All other annuities	75,028	81,073	81,439

Gross contract interest	89,889	312,009	183,546
Bonus interest deferred and capitalized	(7,546)	(17,901)	(19,302)
Bonus interest amortization	20,296	28,544	26,904

Total contract interest	$102,639	322,652	191,148

The fluctuation in reported contract interest amounts for fixed-index annuities is driven by sales levels, the level of the business in force and the effect of positive or negative market returns of option values on projected interest credits. As noted above in the net investment income discussion, the amounts shown for contract interest for fixed-index annuities generally align with the derivative gains/(losses) included in net investment income as the impact of the market change of index options on asset values align closely with the movement of the embedded derivative liability held for these products. As noted in the discussion in the Consolidated Operations section, positive returns on expiring options during 2016 through 2018 led to collection of asset management fees by National Western which are subtracted from contract interest credited to policyholders. This serves to lessen the increase in contract interest expense relative to the option gains reported in the Company's net investment income. Asset management fees collected during 2018, 2017, and 2016 were $24.3 million, $31.8 million, and $6.4 million, respectively.

As previously noted, accounting rules require the embedded derivative liability to include a projection of asset management fees estimated to be collected in the succeeding fiscal year as an offset to projected policyholder interest credits. The projections are based upon the performance of options as of the year-end balance sheet dates. The change in this projection, plus or minus, is included in contract interest expense for the period being reported on. During the years ended December 31, 2018, 2017, and 2016, contract interest was increased/(decreased) by $17.6 million, $6.9 million, and $(15.9) million, respectively, for this occurrence. The increases to contract interest expense reflect lower estimated asset management fees to be collected while the decrease to contract interest expense represents an increase to the amount of asset management fees estimated to be collected. The Annuity segment contains the products which charge asset management fees.

Annuity contract interest includes true-up adjustments for the deferred sales inducement balance which are done each period similar to that done with respect to DPAC balances with the adjustment reflected in current period contract interest expense. To the extent required, the company may also record unlocking adjustments to deferred sales inducement balances in conjunction with DPAC balance unlockings. For the years ended December 31, 2018, 2017, and 2016 bonus interest amortization was increased/(decreased) by $(1.3) million, $4.3 million and $1.7 million, respectively, for unlocking adjustments. The unlocking in 2016, in addition to impacting the DPAC and deferred sales inducement balances, also increased the Company's benefit reserves by $12.2 million for the two-tiered deferred annuity block of business which in turn increased contract interest expense.

Life and policy benefits for the Annuity segment include death claims and benefits associated with the company's withdrawal benefit rider. As part of the unlockings performed in 2018, the company unlocked its policy benefits reserves associated with the assumption regarding policyholder utilization of the withdrawal benefit rider provisions attached to annuity contracts. The assumptions were updated for actual utilization experience which was lower than that previously assumed. The effect of this prospective unlocking was to decrease policy reserves by $15.7 million and to decrease life and policy benefits expense.

As noted in the Domestic Life insurance and International Life insurance segments, the Company's overall operating expenses are allocated based upon functional business activity and volumes. Although annuity sales activity decreased somewhat in 2018 relative to the Domestic and International Life segments, the segment maintained a high level of maintenance expenses for the in force block of business which kept operating expenses at a relatively level amount.

Other Operations

The Company's primary business encompasses its domestic and international life insurance operations and its annuity operations.  However, the Company also has small real estate, nursing home, and other investment operations through its wholly owned subsidiaries. Nursing home operations generated $1.3 million, $1.4 million and $0.3 million of pre-tax earnings in 2018, 2017, and 2016, respectively. Amounts for these periods also include the results of BP III which commenced operations at the beginning of the year. BP III incurred pre-tax losses of $(1.9) and $(1.5) million in 2018 and 2017, respectively.

The remaining pre-tax earnings in Other Operations of $26.8 million, $27.8 million, and $23.0 million for the years ended December 31, 2018, 2017, and 2016, respectively, represents investment income from real estate, municipal bonds, and common and preferred equities held in subsidiary company portfolios principally for tax-advantage purposes. Included in these amounts are semi-annual distributions from a life interest in the Libbie Shearn Moody Trust which is an asset held in NWLSM, Inc. Pretax distributions from this trust were $7.5 million, $6.1 million, and $6.0 million in 2018, 2017, and 2016, respectively. In addition to pretax distributions, these amounts also include additional revenue recorded for annually revaluing the actuarial life interest in the Libbie Shearn Moody Trust.

INVESTMENTS

General

The Company's investment philosophy emphasizes the careful handling of policyowners' and stockholders' funds to achieve security of principal, to obtain the maximum possible yield while maintaining security of principal, and to maintain liquidity in a measure consistent with current and long-term requirements of the Company.

The Company's overall conservative investment philosophy is reflected in the allocation of its investments, which is detailed below as of December 31, 2018 and 2017.  The Company emphasizes investment grade debt securities.

	December 31, 2018		December 31, 2017
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Debt securities	$10,231,313	96.7	$10,288,155	95.2
Mortgage loans	203,180	1.9	208,249	1.9
Policy loans	54,724	0.6	56,405	0.5
Derivatives, index options	14,684	0.1	194,731	1.8
Real estate	35,692	0.3	37,420	0.3
Equity securities	17,491	0.2	18,478	0.2
Other	21,159	0.2	14,408	0.1

Totals	$10,578,243	100.0	$10,817,846	100.0

The Company’s investment portfolio decreased (2)% to $10.6 billion at December 31, 2018 compared to $10.8 billion at December 31, 2017 due primarily to the unrealized loss increases associated with investments reported at fair value (debt securities available for sale, index options and equity securities).

A portion of the Company’s debt securities are designated in the available for sale portfolio, which is reported at fair market value. Unrealized gains associated with this part of the portfolio were $76.6 million at December 31, 2017 but shifted to an unrealized loss position of $(62.6) million at December 31, 2018 incrementally lowering the total portfolio balance. The increase in the unrealized loss position of the portfolio is largely a consequence of market interest rate levels increasing during 2018.

Derivatives are call options purchased to hedge the interest crediting mechanism associated with the Company's fixed-index universal life and annuity policies. These options are reported on the Consolidated Balance Sheets at fair value in accordance with GAAP. The unrealized loss position of options held at December 31, 2018 was $(72.3) million which was $191.7 million lower than the unrealized gain position at December 31, 2017 of $119.4 million. The decrease is due to the lower equity index level at the end of 2018 relative to the market indice levels at the time outstanding options were purchased.

Debt Securities

The Company maintains a diversified portfolio which consists mostly of corporate, mortgage-backed, and public utility fixed income securities. Investments in mortgage-backed securities primarily include U.S. government agency pass-through securities and collateralized mortgage obligations ("CMO"). The Company's investment guidelines prescribe limitations by type of security as a percent of the total investment portfolio and all holdings were within these threshold limits.  As of December 31, the Company's debt securities portfolio consisted of the following for 2018 and 2017:

	December 31, 2018		December 31, 2017
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Corporate	$7,544,831	73.7	$7,343,473	71.4
Residential mortgage-backed	1,193,016	11.7	1,301,877	12.7
Public utilities	1,014,100	9.9	1,149,651	11.2
State and political subdivisions	457,970	4.5	467,983	4.5
Asset-backed securities	10,051	0.1	13,544	0.1
Foreign governments	10,004	0.1	10,290	0.1
U.S. Treasury	1,341	—	1,337	—

Totals	$10,231,313	100.0	$10,288,155	100.0

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

Long-term debt securities purchased to fund insurance company operations are summarized below.

	Year Ended December 31
	2018	2017
	(Dollars in thousands)

Cost of acquisitions	$737,223	$840,861
Average S&P quality	BBB+	BBB+
Effective annual yield	4.20%	3.57%
Spread to treasuries	1.29%	1.19%
Effective duration	8.3 years	8.1 years

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

In addition to diversification, an important aspect of the Company's investment approach is managing the credit quality of its investments in debt securities.  Thorough credit analysis is performed on potential corporate investments including examination of a company's credit and industry outlook, financial ratios and trends, and event risks.  This emphasis is reflected in the high average credit rating of the Company's debt securities portfolio with 99.1% held in investment grade securities.  In the table below, investments in debt securities are classified according to credit ratings by nationally recognized statistical rating organizations.

	December 31, 2018		December 31, 2017
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

AAA	$102,240	1.0	$114,873	1.1
AA	2,083,271	20.4	2,106,243	20.5
A	3,135,471	30.6	3,199,169	31.1
BBB	4,816,117	47.1	4,766,525	46.3
BB and other below investment grade	94,214	0.9	101,345	1.0

Totals	$10,231,313	100.0	$10,288,155	100.0

The investments held in debt securities that are below investment grade are the result of subsequent downgrades of the securities.  These holdings are further summarized below.

	Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	% of Invested Assets
	(In thousands except percentages)

December 31, 2018	$102,938	94,214	92,711	0.9%

December 31, 2017	$100,992	101,345	101,140	0.9%

The Company's percentage of below investment grade securities compared to total invested assets at December 31, 2018 remained level with that of year-end 2017 as upgrades of several securities, primarily energy-related entities, maturities, and calls by several issuers in this category nearly offset new downgrades.  The Company's holdings of below investment grade securities are relatively small and as a percentage of total invested assets low compared to industry averages.

Holdings in below investment grade securities by category as of December 31, 2018 are summarized in the following table including the comparable fair value as of December 31, 2017 for those debt securities rated below investment grade at December 31, 2018. The Company continually monitors developments in these industries for issues that may affect security valuation.

	Below Investment Grade Debt Securities
Industry Category	Amortized Cost 2018	Carrying Value 2018	Fair Value 2018	Fair Value 2017
	(In thousands)

Asset-backed securities	$4,711	4,823	4,909	4,926
Residential mortgage-backed	962	878	878	936
Oil & gas	12,005	7,995	7,995	11,316
Manufacturing	65,293	60,880	59,291	62,361
Other	19,967	19,638	19,638	20,650

Totals	$102,938	94,214	92,711	100,189

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

Generally accepted accounting principles require that investments in debt securities be written down to fair value when declines in value are judged to be other-than-temporary.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price methodology). Refer to Note (14) Fair Values of Financial Instruments of the accompanying Consolidated Financial Statements for further discussion.

During the year ended December 31, 2018, the Company recorded no other-than-temporary impairment ("OTTI") credit related write-downs on debt securities. See Note (3) Investments of the accompanying Consolidated Financial Statements for further discussion.

Since the Company's adoption of the GAAP guidance and accounting for other-than-temporary impairments due to credit loss versus non-credit loss, the Company has recognized on its securities held at December 31, 2018 a total of $0.6 million of other-than-temporary impairments of which $0.6 million were deemed credit related and recognized as realized investment losses in earnings, and $0.0 million that was deemed non-credit related impairments and recognized in other comprehensive income.

The Company is required to classify its investments in debt securities into one of three categories: (a) trading securities; (b) securities available for sale; or (c) securities held to maturity. The Company purchases securities with the intent to hold to maturity and accordingly does not maintain a portfolio of trading securities. Of the remaining two categories, available for sale and held to maturity, the Company makes a determination on categorization based on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. As shown in the table below, at December 31, 2018, approximately 29.0% of the Company's total debt securities, based on fair values, were classified as securities available for sale. These holdings in available for sale provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.

	December 31, 2018
	Fair Value	Amortized Cost	Unrealized Losses
	(In thousands)

Securities held to maturity:
Debt securities	$7,228,268	7,285,254	(56,986)
Securities available for sale:
Debt securities	2,946,059	3,008,624	(62,565)

Totals	$10,174,327	10,293,878	(119,551)

Asset-Backed Securities

The Company holds approximately $10.1 million in asset-backed securities as of December 31, 2018.  This portfolio includes $0.7 million of manufactured housing bonds and $9.4 million of home equity loans (also referred to as subprime securities). These holdings have declined from the levels held at December 31, 2017 of $1.0 million and $12.5 million, respectively. The Company does not have any holdings in collaterized bond obligations (“CBO”s), collateralized debt obligations (“CDO”s), or collateralized loan obligations (“CLO”s). Principal risks in holding asset-backed securities are structural, credit, and capital market risks. Structural risks include the securities’ priority in the issuer’s capital structure, the adequacy of and ability to realize proceeds from collateral and the potential for prepayments. Credit risks include corporate credit risks or consumer credit risks for financing such as subprime mortgages. Capital market risks include the general level of interest rates and the liquidity for these securities in the marketplace.

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

The Company targets a minimum specified yield on mortgage loan investments determined by reference to currently available debt security instrument yields, plus a desired amount of incremental basis points.  During the past several years, the low interest rate environment has resulted in fewer loan opportunities being available that meet the Company's required rate of return.  Mortgage loans originated by the Company totaled $29.9 million and $59.4 million for the years 2018 and 2017, respectively.

Loans in foreclosure, loans considered impaired or loans past due 90 days or more are placed on a non-accrual status.  If a mortgage loan is determined to be on non-accrual status, the mortgage loan does not accrue any income into the Consolidated Statements of Earnings.  The loan is independently monitored and evaluated as to potential impairment or foreclosure.  If delinquent payments are made and the loan is brought current, then the Company returns the loan to active status and accrues income accordingly.  The Company has no loans past due 90 days which are accruing interest.

The Company's direct investments in real estate are not a significant portion of its total investment portfolio as most of these investments were acquired through mortgage loan foreclosures.  For the years ended December 31, 2018 and 2017, there were no real estate properties acquired through mortgage loan foreclosure. The Company also participates in several real estate joint ventures and limited partnerships that invest primarily in income-producing retail properties.

The Company held net investments in mortgage loans, after allowances for possible losses, totaling $203.2 million and $208.2 million at December 31, 2018 and 2017, respectively.  The diversification of the portfolio by geographic region, property type, and loan-to-value ratio was as follows:

	December 31, 2018		December 31, 2017
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Geographic Region:
West South Central	$116,205	57.0	$119,794	57.3
East North Central	20,944	10.3	30,876	14.8
South Atlantic	29,829	14.6	19,155	9.2
East South Central	13,801	6.8	14,273	6.8
West North Central	12,751	6.3	12,967	6.2
Pacific	6,626	3.2	8,014	3.8
Middle Atlantic	2,138	1.0	2,215	1.1
Mountain	1,561	0.8	1,605	0.8
Gross balance	203,855	100.0	208,899	100.0

Allowance for possible losses	(675)	(0.3)	(650)	(0.3)

Totals	$203,180	99.7	$208,249	99.7

	December 31, 2018		December 31, 2017
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Property Type:
Retail	$96,075	47.1	$87,805	42.0
Office	71,194	34.9	74,301	35.6
Hotel	14,454	7.1	13,782	6.6
Land/Lots	3,498	1.7	10,563	5.1
All other	18,634	9.2	22,448	10.7
Gross balance	203,855	100.0	208,899	100.0

Allowance for possible losses	(675)	(0.3)	(650)	(0.3)

Totals	$203,180	99.7	$208,249	99.7

	December 31, 2018		December 31, 2017
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Loan-to-Value Ratio (1):
Less than 50%	$66,371	32.6	$82,224	39.4
50% to 60%	22,610	11.1	27,395	13.1
60% to 70%	102,857	50.4	86,849	41.6
70% to 80%	6,642	3.3	—	—
80% to 90%	5,375	2.6	6,929	3.3
Greater than 90%	—	—	5,502	2.6
Gross balance	203,855	100.0	208,899	100.0

Allowance for possible losses	(675)	(0.3)	(650)	(0.3)

Totals	$203,180	99.7	$208,249	99.7

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

The Company recognized no impairment losses for the years ended December 31, 2018, 2017 and 2016, respectively.  The current mortgage loan valuation allowance represents a general valuation allowance established for the Company's mortgage loan portfolio based upon the Company's loss experience for more than ten years and is not specifically identified to individual loans.

The following table represents the mortgage loan allowance for the years ended December 31, 2018 and 2017:

	2018	2017
	(In thousands)

Balance, beginning of period	$650	650
Provision	25	—
Releases	—	—

Balance, end of period	$675	650

The Company does not recognize interest income on loans past due ninety days or more.  The Company had no mortgage loans past due six months or more at December 31, 2018 and 2017. There was no interest income that was not recognized in 2018, 2017 and 2016.

The contractual maturities of mortgage loan principal balances at December 31, 2018 and 2017 were as follows:

	December 31, 2018		December 31, 2017
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Principal Balance by Contractual Maturity:
Due in one year or less	$23,839	11.7	$22,966	11.0
Due after one year through five years	39,391	19.3	41,248	19.7
Due after five years through ten years	134,574	65.8	119,966	57.2
Due after ten years through fifteen years	6,642	3.2	25,429	12.1
Due after fifteen years	—	—	—	—

Totals	$204,446	100.0	$209,609	100.0

The Company's direct investments in real estate total approximately $35.7 million at December 31, 2018 and $37.4 million at December 31, 2017, and consist primarily of income-producing properties which are being operated by a wholly owned subsidiary of National Western.  The Company recognized operating income on these properties of approximately $2.2 million, $2.9 million and $2.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.  The Company monitors the conditions and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition. The Company recorded net realized investment gains of $1.8 million, $2.7 million and $2.9 million associated with real estate investments in the years ended December 31, 2018, 2017 and 2016, respectively.

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

The fair value of derivative instruments presented in the Company’s Consolidated Financial Statements totaling $14.7 million at December 31, 2018 and $194.7 million at December 31, 2017 pertain to notional policyholder account values of $2.6 billion and $3.2 billion at December 31, 2018 and 2017, respectively, electing interest credits based upon applicable market index performance.

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

The correlation between fair values and interest rates for debt securities is reflected in the tables below.

	December 31,
	2018	2017
	(In thousands except percentages)

Debt securities - fair value	$10,174,327	10,475,235
Debt securities - amortized cost	$10,293,878	10,211,534

Fair value as a percentage of amortized cost	98.84%	102.58%
Unrealized gains (losses) at year-end	$(119,551)	263,701
Ten-year U.S. Treasury bond - increase (decrease) in yield for the year	0.28%	(0.04)%

The Company's unrealized gain (loss) balance for debt securities held at December 31, 2018 and 2017 is shown in the following table.

	Unrealized Gain (Loss) Balance
	Net Balance at	Net Balance at
	December 31,	December 31,	Change in Net
	2018	2017	Balance
	(In thousands)

Debt securities held to maturity	$(56,986)	187,080	(244,066)
Debt securities available for sale	(62,565)	76,621	(139,186)

Totals	$(119,551)	263,701	(383,252)

Debt securities held to maturity are recorded at their amortized cost basis. Accordingly, the unrealized amounts shown in the table above for Debt securities held to maturity are not incorporated into the Company's Consolidated Financial Statements at December 31, 2018 and 2017, respectively.

Changes in interest rates typically have a sizable effect on the fair values of the Company's debt securities. During 2018, the market interest rate of the ten-year U.S. Treasury bond increased roughly 28 basis points from 2.41% at year-end 2017 to 2.69% at year-end 2018. Therefore, the increase in unrealized losses was primarily the result of the increase in interest rate levels.  However, since the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in fair values have a lesser effect on the Company's financial results.

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

The following table profiles the Company’s insurance liabilities at December 31, 2018 for annuities, deposit-type contracts and supplementary contracts with life contingencies by surrender and discretionary withdrawal characteristics.

	December 31, 2018
	Amount	%
	(In thousands)

Subject to discretionary withdrawal:
With market value adjustment	$696,456	9.2
With surrender charge of 5% or more	5,226,196	69.4
With surrender charge of 5% or less	1,224,533	16.2
Not subject to discretionary withdrawal	388,711	5.2

Total	$7,535,896	100.0

Interest Rate Sensitivity

The following table illustrates the market risk sensitivity of the Company's interest rate sensitive assets.  The table shows the effect of a change in interest rates on the fair value of the portfolio using models that measure the change in fair value arising from an immediate and sustained change in interest rates in increments of 100 basis points.

	Fair Values of Assets Changes in Interest Rates in Basis Points
	-100	0	+100	+200	+300
	(In thousands)

Debt and equity securities	$10,644,791	10,191,817	9,752,955	9,334,894	8,941,251
Mortgage loans	212,217	202,762	193,914	185,628	177,862
Other loans	12,969	12,709	12,456	12,209	11,966
Derivatives	13,955	14,684	15,466	16,308	17,211

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

Mortgage and other loans were modeled by discounting scheduled cash flows through the scheduled maturities of the loans, starting with interest rates currently being offered for similar loans to borrowers with similar credit ratings.  Policy loans were modeled by discounting estimated cash flows using U.S. Treasury Bill interest rates as base rates at December 31, 2018. The estimated cash flows include assumptions as to whether such loans will be repaid by the policyholders or settled upon payment of death or surrender benefits on the underlying insurance contracts and incorporate both Company experience and mortality assumptions associated with such contracts.

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

The Company's market risk liabilities, which include policy liabilities for annuity and supplemental contracts, are managed for interest rate risk through cash flow testing as previously described.  As part of this cash flow testing, the Company has analyzed the potential impact on net earnings of a 100 basis point decrease and increases in increments of 100 basis points in the U.S. Treasury yield curve as of December 31, 2018.  The potential impact on net earnings from these interest rate changes are summarized below.

	Changes in Interest Rates in Basis Points
	-100	+100	+200	+300
	(In thousands)

Impact on net earnings	$(546)	3,004	7,686	14,888

These estimated impacts on earnings are net of tax effects and the estimated effects of deferred policy acquisition costs.

The above described scenarios produce estimated changes in cash flows as well as cash flow reinvestment projections.  Estimated cash flows in the Company's model assume cash flow reinvestments, which are representative of the Company's current investment strategy.  Calls and prepayments include scheduled maturities and those expected to occur which would benefit the security issuers.  Assumed policy surrenders consider differences and relationships between credited interest rates and market interest rates as well as surrender charges on individual policies.  The impact to earnings also includes the expected effects on amortization of deferred policy acquisition costs.  The model considers only annuity and supplemental contracts in force at December 31, 2018, and does not consider new product sales or the possible impact of interest rate changes on sales.

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

The Company’s net exposure to loss due to credit risk if option counterparties failed to completely perform according to the terms of their one-year contracts is as follows at December 31, 2018 and 2017.

		December 31, 2018
	Moody/	Fair	Collateral	Net
Counterparty	S&P Rating	Value	Held	Exposure
		(In thousands)

Credit Suisse	A1/A	$802	795	7
Wells Fargo	Aa2/A+	4,469	3,476	993
Bank of America	Aa3/A+	4,109	4,476	—
Barclays Bank	A2/A	419	175	244
BNP Paribas	Aa3/A	204	213	—
JPMorgan Chase	Aa2/A+	990	—	990
Royal Bank of Canada	Aa2/AA-	1,614	1,719	—
Canadian Imperial Bank	Aa2/A+	2,077	2,305	—

		$14,684	13,159	2,234

		December 31, 2017
	Moody/	Fair	Collateral	Net
Counterparty	S&P Rating	Value	Held	Exposure
		(In thousands)

Credit Suisse	A1/A	$38,633	40,795	—
Wells Fargo	Aa2/AA-	39,521	43,074	—
Bank of America	Aa3/A+	61,238	65,260	—
Barclays Bank	A1/A	14,360	15,262	—
BNP Paribas	Aa3/A	15,157	16,683	—
JPMorgan Chase	Aa3/A+	18,437	14,090	4,347
Royal Bank of Canada	A1/AA-	7,385	7,453	—

		$194,731	202,617	4,347

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity requirements are met primarily by funds provided from operations. Premium deposits and annuity considerations, investment income, and investment maturities and prepayments are the primary sources of funds while investment purchases, policy benefits in the form of claims, and payments to policyholders and contract holders in connection with surrenders and withdrawals as well as operating expenses are the primary uses of funds.  To ensure the Company will be able to pay future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed income securities.  Funds are invested with the intent that the income from investments, plus proceeds from maturities, will meet the ongoing cash flow needs of the Company.  The approach of matching asset and liability durations and yields requires an appropriate mix of investments.  Although the Company historically has not been put in the position of having to liquidate invested assets to provide cash flow, its investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs.  The Company (National Western) may also borrow up to $75 million on its bank line of credit for short-term cash needs.  There were no borrowings outstanding under the line of credit at December 31, 2018.

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

	December 31, 2018		December 31, 2017
	Amount	% of Total	Amount	% of Total
	(In thousands except percentages)

Not subject to discretionary withdrawal provisions	$388,711	5.2%	$408,888	5.2%

Subject to discretionary withdrawal, with adjustment:
With market value adjustment	696,456	9.2%	973,442	12.4%
At contract value less current surrender charge of 5% or more	5,226,196	69.4%	5,480,555	70.0%

Subtotal	6,311,363	83.8%	6,862,885	87.6%
Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	1,224,533	16.2%	969,173	12.4%

Total annuity reserves and deposit liabilities	$7,535,896	100.0%	$7,832,058	100.0%

The actual amounts paid out by product line in connection with surrenders and withdrawals for the years ended December 31 are noted in the table below.

	December 31,
	2018	2017	2016
	(In thousands)

Product Line:
Traditional Life	$3,755	4,487	6,238
Universal Life	98,819	120,824	114,964
Annuities	629,930	515,583	516,820

Total	$732,504	640,894	638,022

The above contractual withdrawals, as well as the level of surrenders experienced, were generally consistent with the Company's assumptions in asset-liability management, and the associated cash outflows did not have an adverse impact on overall liquidity. Individual life insurance policies are less susceptible to withdrawal than annuity reserves and deposit liabilities because policyholders may need to undergo a new underwriting process in order to obtain a new insurance policy elsewhere. The Company's disengagement from several international markets in 2015 initially influenced higher withdrawals from these areas but this level of activity has subsequently subsided. Annuity dollar outflows are generally more sensitive to economic conditions and interest rate levels. In addition, the maturation of policies within the annuity block of business (i.e. moving into durations having no surrender charges or minimal surrender charges), has been gradual as evidenced by the previous table depicting withdrawal characteristics of the in force reserves. During 2018, interest rate levels marginally increased coinciding with policy decisions of the Federal Reserve and this upward movement in rates did prompt a higher incidence annuity dollar outflows. Cash flow projections and tests under various market interest rate scenarios and assumptions are performed to assist in evaluating liquidity needs and adequacy.  The Company currently expects available liquidity sources and future cash flows to be more than adequate to meet the demand for funds.

Cash flows from the Company's insurance operations have historically been sufficient to meet current needs.  Cash flows from operating activities were $326.6 million, $276.1 million, and $309.1 million in 2018, 2017, and 2016, respectively.  The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $633.2 million, $779.0 million, and $595.0 million in 2018, 2017, and 2016, respectively. Cash flows from security maturities, redemptions, and prepayments coincide primarily with scheduled maturity dates of securities given the Company's buy and hold investment philosophy but may become amplified during periods of significant declines in interest rates due to prepayments and bond calls.  Conversely, these cash flow items could experience reduced levels of activity if interest rates rise in the future.  Net cash inflows/(outflows) from the Company's universal life and annuity product operations totaled $(440.6) million, $(163.3) million, and $(52.8) million in 2018, 2017, and 2016, respectively. The trend in net outflows reflects the declining annuity sales pattern during the period and in 2018 the higher incidence of annuity cash surrenders and withdrawals.

Capital Resources

The Company relies on retained earnings for its capital resources as there is no long-term debt outstanding and the Company does not anticipate the need for any long-term debt in the near future.  As of December 31, 2018, the Company maintained commitments for its normal operating and investment activities. In addition, the Company had pending an acquisition under a Stock Purchase Agreement executed October 3, 2018, which was subject to receiving the requisite regulatory approvals at December 31, 2018. As disclosed in Note (8) Subsequent Events in the Notes to Consolidated Financial Statements in Attachment A of Part IV Item 15. Exhibits and Financial Statement Schedules of this filing, the Company subsequently completed the announced acquisition on January 31, 2019 paying $205.5 million for the targeted companies.

The Company has declared and paid an annual dividend on its common shares since 2005 although its practice remains to substantially reinvest earnings internally to finance the development of new business. Despite the fact the Company's market price of its Class A common shares has been trading at a discount to the book value per share for some time, there are no imminent plans for the Company to repurchase its shares as the Board of Directors has adopted a strategic policy of building a strong capital base to maintain its high financial strength ratings and having the ability to take competitive advantages and acquisitions as they arise. The capacity of National Western to pay dividends to NWLGI is limited by law in the state of Colorado to earned profits (statutory unassigned surplus).  At December 31, 2018, the maximum amount legally available for distribution during 2019 without further regulatory approval is $30.7 million.

The National Association of Insurance Commissioners ("NAIC") has established risk-based capital ("RBC") standards for U.S. life insurers as well as a risk-based capital model act ("RBC Model Act"). The RBC Model Act requires that life insurers annually submit a report to state regulators regarding their RBC amounts based upon four categories of risk (asset risk, insurance risk, interest rate risk, and business risk). The capital requirement for each is determined by applying factors that vary based upon the degree of risk to various asset, premium and policy benefit reserve items. The formula is an early warning tool to identify potential weakly capitalized companies for purposes of initiating further regulatory action. Independent rating agencies utilize proprietary versions similar to the NAIC RBC model incorporating additional risk factors identified in their respective rating methodology. At December 31, 2018, National Western maintained statutory capital substantially in excess of applicable statutory requirements.

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

Insurance reserves are the means by which life insurance companies determine the liabilities that must be established to assure that future policy benefits are provided for and can be paid.  These reserves are required by law and based upon standard actuarial methodologies to ensure fulfillment of commitments guaranteed to policyholders and their beneficiaries, even though the obligations may not be due for many years. Refer to Note (1) Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements for a discussion of reserving methods.

The table below summarizes future estimated cash payments under existing contractual obligations.

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)

Loan commitments	$17,800	17,800	—	—	—
Lease obligations (1)	1,434	359	717	358	—
Life claims payable (2)	75,533	75,533	—	—	—
Other long-term reserve liabilities reflected on the balance sheet under GAAP (3)	12,083,235	1,053,205	1,961,346	1,695,351	7,373,333

Total	$12,178,002	1,146,897	1,962,063	1,695,709	7,373,333

(1)  Refer to Note (9) Commitments and Contingencies in the Notes to Consolidated Financial Statements relating to Company leases.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within required time periods.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure matters.

Internal controls over financial reporting change as the Company modifies and enhances its systems and processes to meet business needs.  Any significant changes in controls are evaluated prior to implementation to help ensure continued effectiveness of internal controls and the control environment. As reported in previous filings, during the 2016 and 2017 calendar years, the Company converted its annuity and traditional life new business and in force policies to its internally developed policy administration system and has been processing such business since that time. Prior to each implementation and conversion, the Company performed model office testing encompassing the new processes and procedures to be employed using the new system and defined its internal controls with respect to such processing in this environment. During the course of calendar year 2018 management has continued to perform post-implementation testing and analysis of the processing and internal controls implemented as ongoing modifications are made to its proprietary policy administration system. Management has determined that these ongoing modifications and enhancements did not materially affect the Company's internal controls over financial reporting such that the information required to be reported and disclosed in its reports under the Exchange Act was adversely impacted.

While other changes have taken place in internal controls during the year ended December 31, 2018, none of these changes have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

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

Management's Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.  Under the supervision and participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2018 was conducted based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (Updated 2013).  Based on the Company's assessment under the criteria of this framework, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2018.

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

Changes in Internal Control Over Financial Reporting

Internal controls over financial reporting change as the Company modifies and enhances its systems and processes to meet business needs.  Any significant changes in controls are evaluated prior to implementation to help ensure continued effectiveness of internal controls and the control environment. In the normal course of operations, the Company employed remediation procedures throughout 2018 in areas where control deficiencies had been previously identified. No other changes have taken place in internal controls during the year ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. There have been no other significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of this examination.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
National Western Life Group, Inc.
Austin, Texas

Opinion on the Internal Control over Financial Reporting

We have audited National Western Life Group, Inc.'s (the "Company") internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013 edition) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements of the Company and our report dated March 1, 2019, expressed an unqualified opinion thereon.

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

/s/BKD, LLP

Little Rock, Arkansas
March 1, 2019

ITEM 9B. OTHER INFORMATION

There is no information required to be disclosed on Form 8-K for the quarter ended December 31, 2018 which has not been previously reported.

PART III

The information required by Part III is incorporated by reference from our definitive proxy statement for our annual meeting of shareholders to be held June 21, 2019 to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2018.

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

Exhibit 2.2	-
Stock Purchase Agreement, dated October 3, 2018, among National Western Life Insurance Company, a Colorado corporation, National Western Life Group, Inc., a Delaware corporation, and CNS Corporation filed by National Western Life Group, Inc. with the SEC on October 4, 2018 (incorporated by reference to Exhibit 2.2 to the Company's Form 8-K dated October 4, 2018).

Exhibit 10(a)	-	National Western Life Insurance Company 2016 Executive Officer Bonus Program (Exhibit 10(a) to Form 8-K dated December 15, 2015).

Exhibit 10(b)	-	National Western Life Insurance Company 2016 Domestic Marketing Officer Bonus Program (Exhibit 10(b) to Form 8-K dated December 15, 2015).

Exhibit 10(c)	-	National Western Life Insurance Company 2016 International Marketing Officer Bonus Program (Exhibit 10(c) to Form 8-K dated December 15, 2015).

Exhibit 10(d)	-	National Western Life Insurance Company 2016 Officer Bonus Program (Exhibit 10(d) to Form 8-K dated December 15, 2015).

Exhibit 10(e)	-	National Western Life Insurance Company Change in Control & Severance Agreement - dated December 21, 2015

Exhibit 10(f)	-	National Western Life Insurance Company 2017 Executive Officer Bonus Program (Exhibit 10(f) to Form 8-K dated December 16, 2016).

Exhibit 10(g)	-	National Western Life Insurance Company 2017 Domestic Marketing Officer Bonus Program (Exhibit 10(g) to Form 8-K dated December 16, 2016).

Exhibit 10(h)	-	National Western Life Insurance Company 2017 International Marketing Officer Bonus Program (Exhibit 10(h) to Form 8-K dated December 16, 2016).

Exhibit 10(i)	-	National Western Life Insurance Company 2017 Officer Bonus Program (Exhibit 10(i) to Form 8-K dated December 16, 2016).

Exhibit 10(j)	-	National Western Life Insurance Company 2018 Executive Officer Bonus Program (Exhibit 10(j) to Form 8-K dated December 18, 2017).

Exhibit 10(k)	-	National Western Life Insurance Company 2018 Domestic Marketing Officer Bonus Program (Exhibit 10(k) to Form 8-K dated December 18, 2017).

Exhibit 10(l)	-	National Western Life Insurance Company 2018 International Marketing Officer Bonus Program (Exhibit 10(l) to Form 8-K dated December 18, 2017).

Exhibit 10(m)	-	National Western Life Insurance Company 2018 Officer Bonus Program (Exhibit 10(m) to Form 8-K dated December 18, 2017).

Exhibit 10(n)	-	National Western Life Insurance Company Change in Control & Severance Agreement - dated December 21, 2017

Exhibit 10(o)	-	National Western Life Insurance Company 2019 Officer Bonus Program (Exhibit 10(o) to Form 8-K dated December 14, 2018).

Exhibit 10(p)	-	National Western Life Insurance Company Change in Control Agreement - dated February 28, 2019

Exhibit 21	-	Subsidiaries of the Registrant.

Exhibit 23(a)	-	Consent of Independent Registered Public Accounting Firm.

Exhibit 31(a)	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	-	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

National Western Life Insurance Company:

Exhibit 3ii(i)	-	Amended and Restated Bylaws of National Western Life Insurance Company, dated March 16, 2015 (incorporated by reference to Exhibit 3ii(i) to the Company's Form 8-K dated March 16, 2015).

Exhibit 3.1	-
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

Audit Committee, Board of Directors and Stockholders
National Western Life Group, Inc.
Austin, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of National Western Life Group, Inc. (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of earnings, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and schedules I (summary of investments other than investments in related parties), II (condensed financial information of registrant) and V (valuation and qualifying accounts) (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and our report dated March 1, 2019, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Little Rock, Arkansas
March 1, 2019

NATIONAL WESTERN LIFE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2018 and 2017
(In thousands)

ASSETS	2018	2017

Investments:
Debt securities held to maturity, at amortized cost (fair value: $7,228,268 and $7,434,104)	$7,285,254	7,247,024
Debt securities available for sale, at fair value (amortized cost: $3,008,624 and $2,964,510)	2,946,059	3,041,131
Mortgage loans, net of allowance for possible losses ($675 and $650)	203,180	208,249
Policy loans	54,724	56,405
Derivatives, index options	14,684	194,731
Equity securities, at fair value (cost: $14,329 and $12,890)	17,491	18,478
Other long-term investments	56,851	51,828

Total investments	10,578,243	10,817,846

Cash and cash equivalents	131,976	217,624
Deferred policy acquisition costs	841,704	819,511
Deferred sales inducements	133,714	135,570
Accrued investment income	96,338	96,818
Federal income tax receivable	17,934	—
Other assets	131,782	137,725

Total assets	$11,931,691	12,225,094

See accompanying notes to Consolidated Financial Statements.

NATIONAL WESTERN LIFE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2018 and 2017
(In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY	2018	2017

LIABILITIES:
Future policy benefits:
Universal life and annuity contracts	$9,608,850	9,962,589
Traditional life reserves	135,436	135,895
Other policyholder liabilities	135,694	128,009
Deferred Federal income tax liability	39,384	25,408
Federal income tax payable	—	2,701
Other liabilities	111,550	138,318

Total liabilities	10,030,914	10,392,920

COMMITMENTS AND CONTINGENCIES (Notes 4, 7, and 9)

STOCKHOLDERS' EQUITY (Note 10):
Common stock:
Class A - $.01 par value in 2018 and 2017; 7,500,000 shares authorized; 3,436,020 shares issued and outstanding in 2018 and 3,436,166 shares issued and outstanding in 2017	34	34
Class B - $.01 par value in 2018 and 2017; 200,000 shares authorized, issued, and outstanding in 2018 and 2017	2	2
Additional paid-in capital	41,716	41,716
Accumulated other comprehensive income (loss)	(37,015)	14,281
Retained earnings	1,896,040	1,776,141

Total stockholders' equity	1,900,777	1,832,174

Total liabilities and stockholders' equity	$11,931,691	12,225,094

See accompanying notes to Consolidated Financial Statements.

NATIONAL WESTERN LIFE GROUP, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
For the Years Ended December 31, 2018, 2017 and 2016
(In thousands except per share amounts)

	2018	2017	2016

Premiums and other revenue:
Universal life and annuity contract charges	$155,205	159,968	163,447
Traditional life premiums	18,291	18,962	19,276
Net investment income	349,077	659,685	467,674
Other revenues	20,603	21,070	18,901
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) (losses) recoveries	12	487	110
Portion of OTTI losses recognized in other comprehensive income	(12)	(599)	(110)
Net OTTI losses recognized in earnings	—	(112)	—
Other net investment gains	8,423	14,875	13,070
Total net realized investment gains (losses)	8,423	14,763	13,070

Total revenues	551,599	874,448	682,368

Benefits and expenses:
Life and other policy benefits	65,297	71,485	65,529
Amortization of deferred policy acquisition costs	114,771	114,387	121,139
Universal life and annuity contract interest	136,055	437,019	248,390
Other operating expenses	93,969	107,002	94,448

Total benefits and expenses	410,092	729,893	529,506

Earnings before Federal income taxes	141,507	144,555	152,862

Federal income taxes	24,749	34,134	51,970

Net earnings	$116,758	110,421	100,892

Basic Earnings Per Share:
Class A	$33.02	31.23	28.53
Class B	$16.51	15.61	14.27

Diluted Earnings Per Share:
Class A	$33.02	31.23	28.53
Class B	$16.51	15.61	14.27
See accompanying notes to Consolidated Financial Statements.

NATIONAL WESTERN LIFE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2018, 2017 and 2016
(In thousands)

	2018	2017	2016

Net earnings	$116,758	110,421	100,892

Other comprehensive income (loss), net of effects of deferred costs and taxes:
Unrealized gains (losses) on securities:
Net unrealized holding gains (losses) arising during period	(56,818)	8,288	12,621
Net unrealized liquidity gains (losses)	2	195	37
Reclassification adjustment for net amounts included in net earnings	(2,718)	(3,403)	(2,155)

Net unrealized gains (losses) on securities	(59,534)	5,080	10,503

Foreign currency translation adjustments	1,354	(9)	(164)

Benefit plans:
Amortization of net prior service cost and net gain	11,298	(3,873)	(116)

Other comprehensive income (loss)	(46,882)	1,198	10,223

Comprehensive income (loss)	$69,876	$111,619	111,115

See accompanying notes to Consolidated Financial Statements.

NATIONAL WESTERN LIFE GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2018, 2017 and 2016
(In thousands)

	2018	2017	2016

Common stock:
Balance at beginning of period	$36	36	36
Shares exercised under stock option plan	—	—	—

Balance at end of period	36	36	36

Additional paid-in capital:
Balance at beginning of period	41,716	41,716	41,716
Shares exercised under stock option plan	—	—	—

Balance at end of period	41,716	41,716	41,716

Accumulated other comprehensive income (loss):
Unrealized gains (losses) on non-impaired securities:
Balance at beginning of period	33,664	22,813	12,347
Change in unrealized gains (losses) during period	(59,536)	4,885	10,466
Reclassification to retained earnings (see Note 1)	(4,414)	5,966	—

Balance at end of period	(30,286)	33,664	22,813

Unrealized losses on impaired held to maturity securities:
Balance at beginning of period	(10)	(203)	(240)
Amortization	9	(242)	72
Other-than-temporary impairments, non-credit, net of tax	—	631	—
Additional credit loss on previously impaired securities	—	—	—
Change in shadow deferred policy acquisition costs	(6)	(194)	(35)
Reclassification to retained earnings (see Note 1)	—	(2)	—

Balance at end of period	(7)	(10)	(203)

		(Continued on next page)

NATIONAL WESTERN LIFE GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2018, 2017 and 2016
(In thousands)

	2018	2017	2016

Unrealized losses on impaired available for sale securities:
Balance at beginning of period	(1)	(1)	(1)
Change in shadow deferred policy acquisition costs	(1)	—	—
Recoveries, net of tax	—	—	—
Reclassification to retained earnings (see Note 1)	—	—	—

Balance at end of period	(2)	(1)	(1)

Foreign currency translation adjustments:
Balance at beginning of period	3,223	2,661	2,825
Change in translation adjustments during period	1,354	(9)	(164)
Reclassification to retained earnings (see Note 1)	—	571	—

Balance at end of period	4,577	3,223	2,661

Benefit plan liability adjustment:
Balance at beginning of period	(22,595)	(14,718)	(14,602)
Amortization of net prior service cost and net gain, net of tax	11,298	(3,873)	(116)
Reclassification to retained earnings (see Note 1)	—	(4,004)	—

Balance at end of period	(11,297)	(22,595)	(14,718)

Accumulated other comprehensive income (loss) at end of period	(37,015)	14,281	10,552

Retained earnings:
Balance at beginning of period	1,776,141	1,669,524	1,569,905
Reclassification from accumulated other comprehensive income (loss) (see Note 1)	4,414	(2,531)	—
Net earnings	116,758	110,421	100,892
Stockholder dividends	(1,273)	(1,273)	(1,273)

Balance at end of period	1,896,040	1,776,141	1,669,524

Total stockholders' equity	$1,900,777	1,832,174	1,721,828

See accompanying notes to Consolidated Financial Statements.

NATIONAL WESTERN LIFE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2018, 2017 and 2016
(In thousands)

	2018	2017	2016

Cash flows from operating activities:
Net earnings	$116,758	110,421	100,892
Adjustments to reconcile net earnings to net cash provided by operating activities:
Universal life and annuity contract interest	136,055	437,019	248,390
Surrender charges and other policy revenues	(37,138)	(42,061)	(44,828)
Realized (gains) losses on investments	(8,423)	(14,763)	(13,070)
Accretion/amortization of discounts and premiums, investments	(424)	(281)	(176)
Depreciation and amortization	11,825	10,005	8,057
(Increase) decrease in value of equity securities	1,789	—	—
(Increase) decrease in value of derivatives	80,004	(222,875)	(28,364)
(Increase) decrease in deferred policy acquisition and sales inducement costs	43,479	21,554	9,206
(Increase) decrease in accrued investment income	480	2,427	374
(Increase) decrease in other assets	(6,068)	(6,769)	167
Increase (decrease) in liabilities for future policy benefits	(12,474)	7,694	8,988
(Decrease) increase in other policyholder liabilities	7,685	(15,382)	(11,871)
(Decrease) increase in Federal income tax liability	(20,635)	1,912	13,301
Increase (decrease) in deferred Federal income tax	26,438	(40,227)	10,152
(Decrease) increase in other liabilities	(12,728)	27,456	7,925

Net cash provided by operating activities	326,623	276,130	309,143

Cash flows from investing activities:
Proceeds from sales of:
Debt securities held to maturity	—	—	975
Debt securities available for sale	28,098	22,184	15,123
Other investments	6,460	10,008	5,116
Proceeds from maturities and redemptions of:
Debt securities held to maturity	437,311	490,841	404,802
Debt securities available for sale	195,874	288,208	190,150
Derivatives, index options	191,031	219,865	21,848
Property and equipment	8	3,024	1,528
Purchases of:
Debt securities held to maturity	(472,224)	(570,716)	(383,722)
Debt securities available for sale	(264,999)	(291,427)	(347,495)

		(Continued on Next Page)

NATIONAL WESTERN LIFE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2018, 2017 and 2016
(In thousands)

	2018	2017	2016

Equity securities	(2,442)	(1,160)	(679)
Derivatives, index options	(86,692)	(75,330)	(74,658)
Other investments	(8,314)	(331)	(29,505)
Property and equipment	(3,138)	(9,116)	(50,214)
Principal payments on mortgage loans	35,159	25,901	18,469
Cost of mortgage loans acquired	(29,884)	(59,448)	(84,561)
(Increase) decrease in policy loans	1,681	2,294	3,258

Net cash provided by (used in) investing activities	27,929	54,797	(309,565)

Cash flows from financing activities:
Dividends on common stock	(1,273)	(1,273)	(1,273)
Deposits to account balances for universal life and annuity contracts	560,583	728,873	847,147
Return of account balances on universal life and annuity contracts	(1,001,224)	(892,135)	(899,961)

Net cash provided by (used in) financing activities	(441,914)	(164,535)	(54,087)

Effect of foreign exchange	1,714	(15)	(251)

Net increase (decrease) in cash and cash equivalents	(85,648)	166,377	(54,760)
Cash and cash equivalents at beginning of year	217,624	51,247	106,007

Cash and cash equivalents at end of year	$131,976	217,624	51,247

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$40	40	44
Income taxes	$19,202	72,449	28,243

Noncash operating activities:
Deferral of sales inducements	$(12,753)	(10,650)	(7,620)

See accompanying notes to Consolidated Financial Statements.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Principles of Consolidation. On October 1, 2015, National Western Life Insurance Company ("National Western") completed its previously announced holding company reorganization. As a result of the reorganization, National Western became a wholly owned subsidiary of National Western Life Group, Inc. ("NWLGI"), a Delaware Corporation, and NWLGI replaced National Western as the publicly held company.

The accompanying Consolidated Financial Statements included the accounts of National Western, NWL Services, Inc., and Regent Care San Marcos Holdings, LLC, the wholly owned subsidiaries of NWGLI, as well as the wholly owned subsidiaries of National Western: The Westcap Corporation, NWLSM, Inc., and NWL Financial, Inc. All significant intercorporate transactions and accounts have been eliminated in consolidation and references to the "Company" as contained herein refer to the consolidated entity.

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

The table below shows the unrealized gains and losses on available-for-sale securities that were reclassified out of accumulated other comprehensive income for the years ended December 31, 2018, 2017 and 2016.

Affected Line Item In the Consolidated Statements of Earnings	Amount Reclassified from Accumulated Other Comprehensive Income
	Years Ended December 31,
	2018	2017	2016

Other net investment gains (losses)	$3,441	5,348	3,316
Net OTTI losses recognized in earnings	—	(112)	—
Earnings before Federal income taxes	3,441	5,236	3,316
Federal income taxes	723	1,833	1,161

Net earnings	$2,718	3,403	2,155

National Western also files financial statements with insurance regulatory authorities which are prepared on the basis of statutory accounting practices prescribed or permitted by the Colorado Division of Insurance which are significantly different from Consolidated Financial Statements prepared in accordance with GAAP.  These differences are described in detail in the statutory information section of this note.

Certain amounts in the prior year Consolidated Financial Statements have been reclassified to conform to the current year presentation.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Investments in debt securities that are not classified as securities held to maturity are reported as securities available for sale. Securities available for sale are reported in the accompanying Consolidated Financial Statements at fair value.  Valuation changes resulting from changes in the fair value of the securities are reflected as a component of stockholders' equity in accumulated other comprehensive income (loss).  These unrealized gains or losses in stockholders' equity are reported net of taxes and adjustments to deferred policy acquisition costs.

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

Although there is credit risk in the event of nonperformance by counterparties to the index options, the Company does not expect any counterparties to fail to meet their obligations, given their high credit ratings.  In addition, credit support agreements are in place with all counterparties for option holdings in excess of specific limits, which further reduces the Company's credit exposure.  At December 31, 2018 and 2017, the fair value of index options owned by the Company totaled $14.7 million and $194.7 million, respectively. Of these amounts, $(72.3) million and $119.4 million represent unrealized gains and losses on the options held at December 31, 2018 and 2017, respectively.

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

A summary of information relative to deferred policy acquisition costs ("DPAC") is provided in the table below.

	Years Ended December 31,
	2018	2017	2016
	(In thousands)

Deferred policy acquisition costs, beginning of year	$819,511	835,194	853,451

Policy acquisition costs deferred:
Agents' commissions	75,899	95,088	112,048
Other	8,195	8,433	7,808

Total costs deferred	84,094	103,521	119,856

Amortization of deferred policy acquisition costs	(114,771)	(114,387)	(121,139)
Adjustments for unrealized (gains) losses on investment securities	52,870	(4,817)	(16,974)

Deferred policy acquisition costs, end of year	$841,704	819,511	835,194

A summary of information relative to deferred sales inducements is provided in the table below.

	Years Ended December 31,
	2018	2017	2016
	(In thousands)

Deferred sales inducements, beginning of year	$135,570	147,111	159,166

Sales inducement costs deferred	7,546	17,901	19,302
Amortization of sales inducements	(20,299)	(28,552)	(26,922)
Adjustments for unrealized (gains) losses on investment securities	10,897	(890)	(4,435)

Deferred sales inducements, end of year	$133,714	135,570	147,111

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization of deferred policy acquisition costs increased marginally to $114.8 million in the year ended December 31, 2018 compared to $114.4 million reported in 2017. Amortization expense in 2018 included $1.0 million in net prospective unlocking adjustments which decreased amortization expense for the following: (a) mortality and withdrawal benefit election rate assumptions on indexed deferred annuities which decreased amortization expense by $6.2 million; (b) mortality, surrender and annuitization rates, and the portfolio investment yield on non-indexed deferred annuities which increased amortization expense by $4.0 million; and (c) mortality, extended death benefit reserves, and the portfolio investment yield on universal life products which increased amortization expense by $1.2 million.

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

Similar to deferred policy acquisition costs, amortization of deferred sales inducements includes unlocking adjustments. In 2018, the deferred sales inducement balance was unlocked for the indexed and non-indexed deferred annuity items discussed above which increased contract interest expense by $1.3 million. In 2017, the deferred sales inducement balance was unlocked for updating surrender and annuitization rates on two tier annuities, reducing interest crediting rate spreads, and adjusting withdrawal benefit assumptions which increased contract interest expense by $4.3 million. In 2016, the deferred sales inducement balance was unlocked for updating surrender and annuitization rates on annuities as discussed above which increased contract interest expense by $1.7 million.

Under GAAP, the liability for future policy benefits on traditional products has been calculated using assumptions as to future mortality (based on the 1965-1970, 1975-1980, and 2001 Select and Ultimate mortality tables), interest ranging from 3.25% to 8.00%, and withdrawals based on Company experience. For universal life and annuity contracts, the liability for future policy benefits represents the account balance. Fixed-index products combine features associated with traditional fixed annuities and universal life contracts, with the option to have interest rates linked in part to an equity index.  In accordance with GAAP guidance, the equity return component of such policy contracts must be identified separately and accounted for as embedded derivatives.  The remaining portions of these policy contracts are considered the host contracts and are recorded separately as fixed annuity or universal life contracts. The host contracts are accounted for under GAAP guidance provisions that require debt instrument type accounting.  The host contracts are recorded as discounted debt instruments that are accreted, using the effective yield method, to their minimum account values at their projected maturities or termination dates. The embedded derivatives are recorded at fair value.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A summary of direct premiums and deposits collected is provided below.

	Years Ended December 31,
	2018	2017	2016
	(In thousands)

Annuity deposits	$411,208	608,799	730,740
Universal life insurance deposits	278,971	254,960	250,459
Traditional life and other premiums	21,561	22,624	22,377

Totals	$711,740	886,383	1,003,576

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

	2018	2017	2016
	(In thousands)

Net gain from operations before Federal and foreign income taxes	$27,359	197,597	124,571

Net income	$31,296	126,932	88,712

Unassigned surplus	$1,370,468	1,330,491	1,207,298

Capital and surplus	$1,413,532	1,374,554	1,251,361

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

(K) Accounting Standards and Changes in Accounting

In August 2018, the FASB issued ASU 2018-12 Financial Services-Insurance (Topic 944) - Targeted Improvements to the Accounting for Long-Duration Contracts. This update is aimed at improving the Codification as it relates to long-duration contracts which will improve the timeliness of recognizing changes in the liability for future policy benefits, simplify accounting for certain market-based options, simplify the amortization of deferred acquisition costs, and improve the effectiveness of required disclosures. Amendments include the following:
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
These updates are required to be applied retrospectively to the earliest period presented in the financial statements for periods beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2018, the FASB issued a new Concepts Statement No. 8 Conceptual Framework for Financial Reporting - Chapter 8, Notes to Financial Statements. This was issued as part of a disclosure framework project aimed at improving disclosures in financial statements. This issuance provides conceptual guidance that may be followed when determining items to include as disclosures in the notes to financial statements. In conjunction with this issuance, the FASB also issued two accounting standard updates (“ASU”) which identified a particular FASB Topic and evaluated its disclosures through the new conceptual framework of Concepts Statement No. 8, Chapter 8. This process resulted in the issuance of the following two ASUs.
In August 2018, FASB issued ASU 2018-13 Fair Value Measurement (Topic 820) Disclosure Framework - Changes to the Disclosure requirements for Fair Value Measurement. This update removed disclosures for 1) amount of and reasons for transfers between Level 1 and Level 2 for fair value hierarchy, 2) policy for timing of transfers between levels, 3) valuation process for Level 3 fair value measurements. This update also added disclosure requirement as follows: 1) changes in unrealized gains and losses for the period included in OCI for recurring Level 3 fair value measurements held at end of reporting period; 2) range and weighted average (or other reasonable quantitative measurement) of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments will be effective for interim periods beginning after December 15, 2019.
In August 2018, FASB issued ASU 2018-14 Compensation-Retirement Benefits - Defined Benefit Plans-General (Subtopic 715-20) Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. This update removed disclosures for 1) amounts in AOCI expected to be recognized as components of net periodic benefit cost over the next fiscal year, 2) amount and timing of plan assets expected to be returned to the employer, 3) related party disclosures about the amount of future annual benefits covered by insurance and annuity contracts and significant transactions between the employer or related parties and the plan, 4) the effects of a one-percentage-point change in assumed health care cost trend rates on the (a) aggregate of the service and interest cost components of the net periodic benefit costs and (b) benefit obligation for postretirement health care benefits. This update also added disclosures as follow: 1) weighted-average interest crediting rates for cash balance plans and other plans with promised crediting rates, 2) explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. Finally, this update clarified that the following information for defined benefit pension plans should be disclosed: 1) projected benefit obligation (PBO) and fair value of plan assets for plans with PBO in excess of plan assets, 2) accumulated benefit obligation (ABO) and fair value of plan assets for plans with ABOs in excess of plan assets. The amendments will be effective for fiscal periods ending after December 31, 2020.
In August 2018, the SEC released a final rule updating disclosure requirements, Disclosure Update and Simplification, which resulted in the additional interim disclosure of an analysis of changes in stockholders’ equity to be required for the current and comparative quarter and year-to-date interim periods. Registrants will be required to provide an analysis of changes in each caption of stockholders’ equity and noncontrolling interests, which will need to be accompanied by dividends per share and in the aggregate for each class of shares. The disclosure must be presented in the form of a reconciliation, either as a separate statement or in the footnotes. The amendments will be effective for interim periods beginning after November 5, 2018.
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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting pronouncements adopted
In January 2018, the Company adopted ASU 2017-07 Compensation-Retirement Benefits (Topic 615): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  The new guidance requires that an employer that offers to its employees defined benefit pension or other postretirement benefit plans report the service cost component in the same line item or items as other compensation costs. The other components of net periodic benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item is not used, the line item used in the income statement to present the other components of net periodic benefit cost must be disclosed. In addition, the guidance allows only the service cost component to be eligible for capitalization when applicable. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements. The Company does not capitalize service costs.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance requires companies to recognize revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. As an insurance enterprise, the primary sources of revenue are excluded from this guidance, including insurance premiums, contract charges, and investment revenues. We have certain types of non-insurance and non-investment revenue from contracts with customers that fall under this guidance. These revenues are recognized when obligations under the terms of the contract are satisfied. The amount of revenue recognized reflects the consideration we expect to be entitled to in exchange for those services. For these revenues, the performance obligation is fulfilled as services are rendered. Revenues from contracts with customers identified under Topic 606 are not material, representing 2% of our total revenues for the year ended December 31, 2017. The guidance is effective for reporting periods beginning after December 15, 2017 and is to be applied either on a full or modified retrospective basis. The adoption of this ASU did not have a material effect on the results of operations or financial position of the Company.
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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2017, the FASB released ASU 2017-09, Compensation - Stock Compensation. The update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Accounting Standards Codification ("ASC") Topic 718. An entity shall account for the effects of a modification described in ASC paragraphs 718-20-35-3 through 35-9, unless all the following are met: (1) The fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified; (2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The provisions of this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. There was no impact to the Company’s financial position, results of operations or cash flows as the result of the adoption of this ASU.
In July 2017, the FASB released ASU 2017-11, Earnings Per Share; Distinguishing Liabilities from Equity; and, Derivatives and Hedging. This update includes: (I) Accounting for Certain Financial Instruments with Down Round Features, and (II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interest with a Scope Exception. Part I of this update changes the classification analysis of certain equity-linked financial instruments with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. Part II of this update recharacterizes the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. There was no impact to the Company’s financial position, results of operations or cash flows as the result of the adoption of this ASU.
In June 2018, the FASB released ASU 2018-07 Compensation - Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting. This update largely aligns the accounting for share-based payment awards issued to employees and nonemployees. Previously, nonemployee stock compensation was accounted for under Subtopic 505-50 but will now fall under Topic 718. Changes to the accounting for nonemployee awards include 1) measurement based on fair value of the equity instrument at grant date, rather than previous requirement to measure based on the more reliable option of the fair value of the consideration or the fair value of the equity instrument, 2) initial measurement at grant date, rather than the earlier of the date at which commitment for performance is reached or performance is complete, and 3) when performance conditions are present, the probability of satisfying performance conditions should be considered in measurement rather than the previous requirement to measure at the lowest aggregate fair value. The amendments in the new guidance are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal period. There was no impact to the Company’s financial position, results of operations or cash flows as the result of the adoption of this ASU.
In February 2016, the FASB issued new guidance on leasing transactions (ASU 2016-02, Leases - Topic 842). The new guidance is effective for the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and requires a modified retrospective transition approach (subject to optional practical expedients). The new guidance requires a lessee to recognize assets and liabilities for leases with lease terms of more than 12 months. Leases would be classified as finance or operating leases and both types of leases will be recognized on the balance sheet. Lessor accounting will remain largely unchanged from current guidance except for certain targeted changes. The new guidance will also require new qualitative and quantitative disclosures. Early adoption is permitted. There was no impact to the Company’s financial position, results of operations or cash flows as the result of the adoption of this ASU.
Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future Consolidated Financial Statements.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)  DEPOSITS WITH REGULATORY AUTHORITIES

The following assets were on deposit with state and other regulatory authorities, as required by law, at the end of each year.

	December 31,
	2018	2017
	(In thousands)

Debt securities held to maturity	$14,708	14,596
Debt securities available for sale	570	685
Short-term investments	475	475

Totals	$15,753	15,756

(3)  INVESTMENTS

(A)  Investment Income

The major components of net investment income are as follows:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)

Gross investment income:
Debt and equity securities	$399,645	409,401	416,638
Mortgage loans	12,066	11,045	7,964
Policy loans	3,185	3,485	3,700
Derivative gains (losses)	(80,004)	222,875	28,364
Short term investments	2,249	1,012	668
Other investment income	13,289	13,137	11,432

Total investment income	350,430	660,955	468,766
Less investment expenses	1,353	1,270	1,092

Net investment income	$349,077	659,685	467,674

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

The Company requires a minimum specified yield on mortgage loan investments determined by reference to currently available debt security instrument yields, plus a desired amount of incremental basis points.  During the past several years, the low interest rate environment has resulted in fewer loan opportunities being available that meet the Company's required rate of return. Mortgage loans originated by the Company totaled $29.9 million and $59.4 million for the years 2018 and 2017, respectively.

Loans in foreclosure, loans considered impaired or loans past due 90 days or more are placed on a non-accrual status.  If a mortgage loan is determined to be on non-accrual status, the mortgage loan does not accrue any income into the Consolidated Statements of Earnings.  The loan is independently monitored and evaluated as to potential impairment or foreclosure.  If delinquent payments are made and the loan is brought current, then the Company returns the loan to active status and accrues income accordingly.  The Company has no loans past due 90 days which are accruing interest.

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

The Company held net investments in mortgage loans, after allowances for possible losses, totaling $203.2 million and $208.2 million at December 31, 2018 and 2017, respectively.  The diversification of the portfolio by geographic region, property type, and loan-to-value ratio was as follows:

	December 31, 2018		December 31, 2017
	Amount	%	Amount	%
	(In thousands)		(In thousands)
Mortgage Loans by Geographic Region:
West South Central	$116,205	57.0	$119,794	57.3
East North Central	20,944	10.3	30,876	14.8
South Atlantic	29,829	14.6	19,155	9.2
East South Central	13,801	6.8	14,273	6.8
West North Central	12,751	6.3	12,967	6.2
Pacific	6,626	3.2	8,014	3.8
Middle Atlantic	2,138	1.0	2,215	1.1
Mountain	1,561	0.8	1,605	0.8
Gross balance	203,855	100.0	208,899	100.0

Allowance for possible losses	(675)	(0.3)	(650)	(0.3)

Totals	$203,180	99.7	$208,249	99.7

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2018		December 31, 2017
	Amount	%	Amount	%
	(In thousands)		(In thousands)
Mortgage Loans by Property Type:
Retail	$96,075	47.1	$87,805	42.0
Office	71,194	34.9	74,301	35.6
Hotel	14,454	7.1	13,782	6.6
Land/Lots	3,498	1.7	10,563	5.1
All other	18,634	9.2	22,448	10.7
Gross balance	203,855	100.0	208,899	100.0

Allowance for possible losses	(675)	(0.3)	(650)	(0.3)

Totals	$203,180	99.7	$208,249	99.7

	December 31, 2018		December 31, 2017
	Amount	%	Amount	%
	(In thousands)		(In thousands)
Mortgage Loans by Loan-to-Value Ratio (1):
Less than 50%	$66,371	32.6	$82,224	39.4
50% to 60%	22,610	11.1	27,395	13.1
60% to 70%	102,857	50.4	86,849	41.6
70% to 80%	6,642	3.3	—	—
80% to 90%	5,375	2.6	6,929	3.3
Greater than 90%	—	—	5,502	2.6
Gross balance	203,855	100.0	208,899	100.0

Allowance for possible losses	(675)	(0.3)	(650)	(0.3)

Totals	$203,180	99.7	$208,249	99.7

(1)  Loan-to-Value Ratio using the most recent appraised value. Appraisals are required at the time of funding and may be updated if a material change occurs from the original loan agreement.

The greater than 90% category is related to loans made with a long standing borrower which are backed by the investment property, contracted leases and the guarantee of the borrower.

All mortgage loans are analyzed quarterly in order to monitor the financial quality of these assets. Based on ongoing monitoring, mortgage loans with a likelihood of becoming delinquent are identified and placed on an internal “watch list”. Among the criteria that would indicate a potential problem are: major tenant vacancies or bankruptcies, late payments, and loan relief/restructuring requests. The mortgage loan portfolio is analyzed for the need for a valuation allowance on any loan that is on the internal watch list, in the process of foreclosure, or that currently has a valuation allowance.

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

The Company recognized no impairment losses for the years ended December 31, 2018, 2017 and 2016.  The current mortgage loan valuation allowance represents a general valuation allowance established for the Company's mortgage loan portfolio based upon the Company's loss experience over an extended period of time and is not specifically identified to individual loans. Impairments are based on information which indicated that the Company may not collect all amounts in accordance with the mortgage agreement. While the Company closely monitors its mortgage loan portfolio, future changes in economic conditions can result in impairments beyond those currently identified.

The following table represents the mortgage loan allowance for the years ended December 31, 2018 and 2017:

	2018	2017
	(In thousands)

Balance, beginning of period	$650	650
Provision	25	—
Releases	—	—

Balance, end of period	$675	650

The Company does not recognize interest income on loans past due 90 days or more.  The Company had no mortgage loans past due six months or more at December 31, 2018, 2017 and 2016.  There was no interest income not recognized in 2018, 2017 and 2016.

The contractual maturities of mortgage loan principal balances at December 31, 2018 and 2017 were as follows:

	December 31, 2018		December 31, 2017
	Amount	%	Amount	%
	(In thousands)		(In thousands)
Principal Balance by Contractual Maturity:
Due in one year or less	$23,839	11.7	$22,966	11.0
Due after one year through five years	39,391	19.3	41,248	19.7
Due after five years through ten years	134,574	65.8	119,966	57.2
Due after ten years through fifteen years	6,642	3.2	25,429	12.1

Totals	$204,446	100.0	$209,609	100.0

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's direct investments in real estate investments are not a significant portion of its total investment portfolio. These investments totaled approximately $35.7 million at December 31, 2018 and $37.4 million at December 31, 2017, and consist primarily of income-producing properties which are being operated by a wholly owned subsidiary of National Western.  The Company’s real estate holdings are reflected in other long-term investments in the accompanying Consolidated Financial Statements.  The Company records real estate at the lower of cost or fair value less estimated cost to sell, which is determined on an individual asset basis.  The Company recognized operating income on these properties of approximately $2.2 million, $2.9 million and $2.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.  The Company had real estate investments that were non-income producing for the preceding twelve months totaling $5.2 million, $0.1 million and $0.2 million at December 31, 2018, 2017 and 2016, respectively. Included in the balance at December 31, 2018 is National Western's prior home office facility, owned by The Westcap Corporation ("Westcap"), which was being held for sale. Effective February 20, 2019, Westcap entered into an agreement to sell this property for approximately $8.6 million. Closing of the transaction is expected to occur during the third calendar quarter of 2019.

The Company monitors the conditions and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition. The Company recorded net realized investment gains on disposals of $1.8 million, $2.7 million and $2.9 million associated with these real estate investments in the years ended December 31, 2018, 2017 and 2016, respectively.  The net realized investment gain in 2018 was on a sale of previously occupied home office property located in Austin, Texas. The net realized investment gains in 2017 were on disposed properties located in Austin, Texas and Dallas, Texas. The net realized investment gains in 2016 were on disposed properties located in Brazoria County (Texas), Ruidoso, New Mexico, and Austin, Texas. During the year ended 2016 the Company purchased two properties, one located in Cypress, Texas and the other in Tupelo, Mississippi for a total of $16.8 million.

(C)  Debt Securities

The table below presents amortized costs and fair values of securities held to maturity at December 31, 2018.

	Securities Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
U.S. Treasury	$1,341	116	—	1,457
States and political subdivisions	457,404	9,764	(2,376)	464,792
Public utilities	930,629	5,928	(12,944)	923,613
Corporate	4,715,775	27,652	(87,043)	4,656,384
Residential mortgage-backed	1,176,216	13,771	(11,932)	1,178,055
Home equity	3,193	47	(10)	3,230
Manufactured housing	696	41	—	737

Totals	$7,285,254	57,319	(114,305)	7,228,268

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents amortized costs and fair values of securities available for sale at December 31, 2018. As indicated in Note (1) Summary of Significant Accounting Policies, effective January 1, 2018, equity securities are no longer included in the Securities Available for Sale category.

	Securities Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
States and political subdivisions	$570	—	(4)	566
Foreign governments	9,974	30	—	10,004
Public utilities	82,943	1,045	(517)	83,471
Corporate	2,893,221	15,473	(79,638)	2,829,056
Residential mortgage-backed	15,947	937	(84)	16,800
Home equity	5,969	193	—	6,162
Manufactured housing	—	—	—	—

	$3,008,624	17,678	(80,243)	2,946,059

The table below presents amortized costs and fair values of securities held to maturity at December 31, 2017.

	Securities Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
U.S. Treasury	$1,337	177	—	1,514
States and political subdivisions	467,437	21,907	(100)	489,244
Public utilities	1,062,545	30,527	(894)	1,092,178
Corporate	4,430,099	121,978	(7,876)	4,544,201
Residential mortgage-backed	1,280,307	27,445	(6,216)	1,301,536
Home equity	4,262	57	(4)	4,315
Manufactured housing	1,037	79	—	1,116

Totals	$7,247,024	202,170	(15,090)	7,434,104

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

In addition, the Company is exposed to credit risk which is continually monitored.  Credit risk is the risk that an issuer of a security will not be able to fulfill their obligations relative to a security payment schedule and maturity date.  The Company reviewed pertinent information for all issuers in an unrealized loss position at December 31, 2018 including market pricing history, credit ratings, analyst reports, as well as data provided by the issuers themselves.  The Company then made a determination on each specific issuer relating to whether an other-than-temporary impairment existed.  For the securities that have not been impaired at December 31, 2018, the Company intends to hold these securities until recovery in fair value and expects to receive all amounts due relative to principal and interest.

The Company held below investment grade debt securities totaling $94.2 million and $101.3 million at December 31, 2018 and 2017, respectively. These amounts represent 0.9% and 0.9% of total invested assets for December 31, 2018 and 2017, respectively.  Below investment grade holdings are the result of credit rating downgrades subsequent to purchase, as the Company only invests in high quality securities with ratings quoted as investment grade.  Below investment grade securities generally have greater default risk than higher rated corporate debt.  The issuers of these securities are usually more sensitive to adverse industry or economic conditions than are investment grade issuers.

For the year ended December 31, 2018, the Company recorded net realized gains totaling $8.4 million related to the disposition of investment securities.  The net realized gains included $0.0 million losses for other-than-temporary impairment write-downs on investments. For the years ended December 2017 and 2016, the Company recorded net realized gains totaling $14.8 million and $13.1 million, respectively, related to disposition of securities.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the gross unrealized losses and fair values of the Company's held to maturity investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2018.

	Securities Held to Maturity
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
State and political subdivisions	$88,253	(2,124)	10,645	(252)	98,898	(2,376)
Public utilities	396,980	(8,371)	98,632	(4,573)	495,612	(12,944)
Corporate	2,144,969	(55,125)	650,401	(31,918)	2,795,370	(87,043)
Residential mortgage-backed	202,986	(2,032)	311,374	(9,900)	514,360	(11,932)
Home equity	—	—	1,976	(10)	1,976	(10)

Total	$2,833,188	(67,652)	1,073,028	(46,653)	3,906,216	(114,305)

The following table shows the gross unrealized losses and fair values of the Company's available for sale investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2018.

	Securities Available For Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
State and political subdivisions	$566	(4)	—	—	566	(4)
Public utilities	38,903	(517)	—	—	38,903	(517)
Corporate	1,468,953	(44,575)	442,798	(35,063)	1,911,751	(79,638)
Residential mortgage-backed	—	—	878	(84)	878	(84)

Total	$1,508,422	(45,096)	443,676	(35,147)	1,952,098	(80,243)

The Company does not consider securities to be other-than-temporarily impaired where the market decline is attributable to factors such as market volatility, liquidity, spread widening and credit quality where it is anticipated that a recovery of all amounts due under the contractual terms of the security will occur and the Company has the intent and ability to hold until recovery or maturity.  Based on its review, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2018. The Company monitors the investment portfolio on an ongoing basis for any changes in issuer facts and circumstances that could result in future impairments.

Gross unrealized losses for debt securities are made up of 653 individual issues, or 50.6% of the total debt securities held by the Company. The market value of these bonds as a percent of amortized cost averages 96.8%.  Of the 653 securities, 195, or approximately 29.9%, fall in the 12 months or greater aging category; and 644 were rated investment grade at December 31, 2018.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the gross unrealized losses and fair values of the Company's held to maturity investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2017.

	Securities Held to Maturity
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
State and political subdivisions	$6,308	(14)	4,869	(86)	11,177	(100)
Public utilities	68,368	(407)	34,091	(487)	102,459	(894)
Corporate	248,844	(1,296)	431,591	(6,580)	680,435	(7,876)
Residential mortgage-backed	130,015	(738)	192,399	(5,478)	322,414	(6,216)
Home equity	2,830	(4)	—	—	2,830	(4)

Total	$456,365	(2,459)	662,950	(12,631)	1,119,315	(15,090)

The following table shows the gross unrealized losses and fair values of the Company's available for sale investments by investment category, and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2017.

	Securities Available For Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
State and political subdivisions	$546	(29)	—	—	546	(29)
Corporate	201,575	(1,134)	296,845	(9,610)	498,420	(10,744)
Residential mortgage-backed	1,325	(14)	1,085	(38)	2,410	(52)
Home equity	1,653	—	—	—	1,653	—
	205,099	(1,177)	297,930	(9,648)	503,029	(10,825)

Equity securities	1,246	(77)	289	(43)	1,535	(120)

Total	$206,345	(1,254)	298,219	(9,691)	504,564	(10,945)

Unrealized losses increased in 2018 from 2017 levels primarily as a result of an increase in market interest rate levels during the year and a slight widening of spreads on corporate debt securities.  The Company does not consider these investments to be other-than-temporarily impaired because the Company does not intend to sell these securities before recovery in fair value and expects to receive all amounts due relative to principal and interest.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair value of investments in debt securities at December 31, 2018, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Debt Securities Available for Sale		Debt Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Due in 1 year or less	$159,967	162,279	371,423	375,021

Due after 1 year through 5 years	1,076,437	1,073,423	2,885,587	2,889,770

Due after 5 years through 10 years	1,697,093	1,636,466	2,486,014	2,418,209

Due after 10 years	53,211	50,929	362,125	363,246
	2,986,708	2,923,097	6,105,149	6,046,246

Mortgage and asset-backed securities	21,916	22,962	1,180,105	1,182,022

Total	$3,008,624	2,946,059	7,285,254	7,228,268

The Company uses the specific identification method in computing realized gains and losses.  The table below details the nature of realized gains and losses, excluding impairments, during the year.

	Years Ended December 31,
	2018	2017	2016
	(In thousands)

Available for sale debt securities:
Realized gains on disposal	$3,447	5,208	2,644
Realized losses on disposal	(6)	(7)	(29)
Held to maturity debt securities:
Realized gains on redemption	3,208	6,944	6,940
Realized losses on redemption	—	(74)	(137)
Equity securities realized gains	—	147	702
Real estate	1,799	2,657	2,950
Mortgage loans	(25)	—	—
Other	—	—	—

Totals	$8,423	14,875	13,070

One small municipal bond was sold out of the held to maturity portfolio during 2016 due to a material deterioration in the creditworthiness of the territory it pertained to. No sales were made out of the held to maturity portfolio in 2018 and 2017.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Except for the total U.S. government agency mortgage-backed securities held, the Company had no other investments in any entity in excess of 10% of stockholders' equity at December 31, 2018 or 2017.

The table below presents net impairment losses recognized in earnings for the periods indicated.

	Years Ended December 31,
	2018	2017	2016
	(In thousands)

Total other-than-temporary impairment recoveries (losses) on debt securities	$12	599	110
Portion recognized in comprehensive income	(12)	(599)	(110)

Net impairment losses on debt securities recognized in earnings	—	—	—
Equity securities impairments	—	(112)	—

Totals	$—	(112)	—

For the years ended December 31, 2018 , 2017, and 2016, the Company recovered $0.0 million, $0.6 million, and $0.1 million, respectively, on previously impaired asset-backed securities. The credit component of the asset-backed securities impairment was determined as the difference between amortized cost and the present value of the cash flows expected to be received, discounted at the original yield. The significant inputs used to project cash flows on asset-backed securities are estimated future prepayment rates, default rates and default loss severity.

The table below presents a roll forward of credit losses on securities for which the Company also recorded non-credit other-than-temporary impairments in other comprehensive loss.

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017
	(In thousands)

Beginning balance, cumulative credit losses related to other-than-temporary impairments	$627	1,440
Reductions for securities disposed during current period	—	(813)
Additions for OTTI where credit losses have been previously recognized	—	—

Ending balance, cumulative credit losses related to other-than-temporary impairments	$627	627

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(D)  Net Unrealized Gains (Losses)

Net unrealized gains (losses) on investment securities included in stockholders' equity at December 31, 2018 and 2017, are as follows:

	December 31,
	2018	2017
	(In thousands)

Gross unrealized gains	$17,678	93,034
Gross unrealized losses	(80,263)	(10,856)
Adjustments for:
Deferred policy acquisition costs and sales inducements	24,237	(39,579)
Deferred Federal income tax expense	8,053	(8,946)
	(30,295)	33,653

Net unrealized gains related to securities transferred to held to maturity	—	—

Net unrealized gains (losses) on investment securities	$(30,295)	33,653

(E)  Transfer of Securities

There were no transfers in 2018, 2017 or 2016 between the held to maturity portfolio and the available for sale portfolio.

(4)  REINSURANCE

The Company reinsures the risk on any one life in excess of $500,000.  Total life insurance in force was $18.6 billion and $19.7 billion at December 31, 2018 and 2017, respectively.  Of these amounts, life insurance in force totaling $4.0 billion and $4.4 billion was ceded to reinsurance companies on a yearly renewable term basis at December 31, 2018 and 2017, respectively.  In accordance with the reinsurance contracts, reinsurance receivables, including amounts related to claims incurred but not reported and liabilities for future policy benefits, totaled $1.1 million and $1.3 million at December 31, 2018 and 2017, respectively. Premiums and contract revenues were reduced by $20.8 million, $20.3 million and $19.7 million for reinsurance premiums ceded during 2018, 2017 and 2016, respectively. Benefit expenses were reduced by $31.2 million, $7.5 million and $12.0 million, for reinsurance recoveries during 2018, 2017 and 2016, respectively. A contingent liability exists with respect to reinsurance, as the Company remains liable if the reinsurance companies are unable to perform and meet their obligations under the existing agreements.  The Company does not assume reinsurance.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)  FEDERAL INCOME TAXES

Total Federal income taxes were allocated as follows:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)

Taxes (benefits) on earnings from continuing operations:
Current	$(1,697)	74,361	41,544
Deferred	26,446	(23,129)	10,426
Remeasurement of deferred taxes due to Tax Act	—	(17,098)	—

Taxes on earnings	24,749	34,134	51,970

Taxes (benefits) on components of stockholders' equity:
Net unrealized gains and losses on securities available for sale	(15,870)	2,736	5,382
Foreign currency translation adjustments	360	(5)	(88)
Change in benefit plan liability	3,003	(2,085)	(62)

Total Federal income taxes (benefit)	$12,242	34,780	57,202

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provisions for Federal income taxes attributable to earnings from continuing operations vary from amounts computed by applying the statutory income tax rate to income statement earnings before Federal income taxes due to differences between the financial statement reporting and income tax treatment of certain items. These differences and the corresponding tax effects are as follows:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)

Income tax expense at statutory rate (21% in 2018 and 35% in 2017 and 2016)	$29,716	50,594	53,502
Dividend received deduction	(820)	(1,099)	(850)
Tax exempt interest	(1,416)	(2,276)	(2,193)
Non deductible salary expense	54	—	—
Adjustments pertaining to prior tax years	(3,071)	895	1,076
Nondeductible insurance	96	160	160
Nondeductible expenses	198	178	588
Remeasurement of deferred taxes due to Tax Act	—	(17,098)	—
Excess premium liability	—	2,870	—
Other, net	(8)	(90)	(313)

Taxes on earnings from continuing operations	$24,749	34,134	51,970

The Company's policy is to record changes to deferred taxes for rate changes in the period when changes in tax laws have been enacted. Included in the 2018 adjustments pertaining to prior tax years is $0.5 million related to the writedown of deferred taxes due to the rate change in the Tax Act adjusted in the tax return. As described above there was a net decrease to the net deferred tax liability of $17.1 million recorded for the year ended December 31, 2017 caused by the rate change in the Tax Act. There were no deferred tax changes attributable to enacted tax rate changes for the years ended December 31, 2016. The excess premium liability provision represents the nondeductible tax effect of an $8.2 million loss contingency recorded by the Company at December 31, 2017 related to excess premiums on certain of its policies.

The Company generally expects its effective tax rate to be less than the current statutory rate due to recurring permanent differences that reduce tax expense, principally tax exempt interest income and the dividend received deduction.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2018 and 2017 are presented below.

	December 31,
	2018	2017
	(In thousands)

Deferred tax assets:
Future policy benefits, excess of financial accounting liabilities over tax liabilities	$189,100	162,424
Investment securities write-downs for financial accounting purposes	311	196
Benefit plan liabilities	7,444	10,355
Real estate, principally due to adjustments for financial accounting purposes	16	—
Accrued operating expenses recorded for financial accounting purposes not currently tax deductible	4,426	6,222
Tax reform reserve adjustment	—	83,935
Accrued and unearned investment income recognized for tax purposes and deferred for financial accounting purposes	109	265
Net unrealized losses on debt securities available for sale	7,390	—
Other	74	94

Total gross deferred tax assets	208,870	263,491

Deferred tax liabilities:
Deferred policy acquisition and sales inducement costs, principally expensed for tax purposes	(170,940)	(180,780)
Tax reform reserve adjustment	(61,170)	(83,935)
Debt securities, principally due to deferred market discount for tax	(7,370)	(7,526)
Real estate, principally due to adjustments for financial accounting purposes	—	(5)
Net unrealized gains on securities available for sale	—	(8,945)
Foreign currency translation adjustments	(1,217)	(857)
Fixed assets, due to different depreciation bases	(7,546)	(6,853)
Other	(11)	2

Total gross deferred tax liabilities	(248,254)	(288,899)

Net deferred tax liabilities	$(39,384)	(25,408)

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Beginning January 1, 2018, the Tax Act imposed a limitation on life insurance tax reserves based upon the greater of net surrender value or 92.81% of the reserve method prescribed by the National Association of Insurance Commissioners which covers such contract as of the date the reserve is determined.  The Company recognized the provisional tax impacts related to the change in the methodology employed to calculate tax reserves.  As a result, the Company recorded a deferred tax asset and offsetting deferred tax liability of $83.9 million in the Consolidated Financial Statements for the year ended December 31, 2017.  The amount recorded by the Company was considered provisional as the Company did not have the information currently available in appropriate detail to analyze and calculate the amount required under the change in methodology. Following additional guidance and software updates provided during 2018, the Company performed additional analysis and determined that the correct deferred tax liability as of December 31, 2017 approximated $69.9 million. This amount has been incorporated into the measurement of net deferred tax liabilities as of December 31, 2018. The total tax reserve adjustment of $332.9 million resulting from the limitation imposed under the Tax Act will be recognized as an increase of $41.6 million in taxable income per year through the year 2025. At the statutory rate of 21%, this results in additional tax of $8.7 million per year.

There were no valuation allowances for deferred tax assets at December 31, 2018 and 2017. In assessing deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is primarily dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and available tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

In accordance with GAAP, the Company assessed whether it had any significant uncertain tax positions related to open examination or other IRS issues and determined that there were none.  Accordingly, no reserve for uncertain tax positions has been recorded.   Should a provision for any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company's policy to accrue for such in its income tax accounts. There were no such accruals as of December 31, 2018 or 2017. The Company and its corporate subsidiaries file a consolidated U.S. Federal income tax return, which is subject to examination for all years after 2014.

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

(6)  INFORMATION REGARDING CONTROLLING STOCKHOLDER

Robert L. Moody Sr., Chairman Emeritus of the Board of Directors of NWLGI, owns 99.0% of the total outstanding shares of the Company's Class B common stock and 33.7% of the Class A common stock as of December 31, 2018.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)  PENSION AND OTHER POSTRETIREMENT PLANS

(A)  Defined Benefit Pension Plans

National Western sponsors a qualified defined benefit pension plan covering employees enrolled prior to 2008. The plan provides benefits based on the participants' years of service and compensation. The company makes annual contributions to the plan that complies with the minimum funding provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"). On October 19, 2007, National Western’s Board of Directors approved an amendment to freeze the Pension Plan as of December 31, 2007.  The freeze ceased future benefit accruals to all participants and closed the Plan to any new participants. In addition, all participants became immediately 100% vested in their accrued benefits as of that date.  As participants are no longer earning credit for service, future qualified defined benefit plan expense is projected to be minimal.  The plan was amended in 2018 to increase the maximum pension value that may be distributed in a lump sum and to decrease the commencement age for in-service distributions by participants. Fair values of plan assets and liabilities are measured as of December 31 for each year.  A detail of plan disclosures is provided below.

Obligations and Funded Status

	December 31,
	2018	2017
	(In thousands)

Changes in projected benefit obligations:
Projected benefit obligations at beginning of year	$24,659	24,553
Service cost	111	106
Interest cost	899	957
Plan amendments	(1,396)	—
Actuarial gain (loss)	494	558
Benefits paid	(2,829)	(1,515)

Projected benefit obligations at end of year	21,938	24,659

Changes in plan assets:
Fair value of plan assets at beginning of year	19,312	18,279
Actual return on plan assets	(414)	2,442
Contributions	100	106
Benefits paid	(2,829)	(1,515)

Fair value of plan assets at end of year	16,169	19,312

Funded status at end of year	$(5,769)	(5,347)

The service cost shown above for each year represents plan expenses expected to be paid out of plan assets. Under the clarified rules of the Pension Protection Act, plan expenses paid from plan assets are to be included in the plan's service cost component.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2018	2017
	(In thousands)

Amounts recognized in the Company's Consolidated Financial Statements:
Assets	$—	—
Liabilities	(5,769)	(5,347)

Net amount recognized	$(5,769)	(5,347)

Amounts recognized in accumulated other comprehensive income:
Net loss	$8,435	8,147
Prior service cost	—	—

Net amount recognized	$8,435	8,147

The accumulated benefit obligation was $21.9 million and $24.7 million at December 31, 2018 and 2017, respectively.

Components of Net Periodic Benefit Cost

	Years Ended December 31,
	2018	2017	2016
	(In thousands)

Components of net periodic benefit costs:
Interest cost	$899	957	1,000
Service cost	111	106	105
Expected return on plan assets	(1,300)	(1,227)	(1,215)
Amortization of prior service cost	—	—	—
Amortization of net loss	524	638	772

Net periodic benefit cost	234	474	662

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net loss (gain)	812	(658)
Amortization of prior service cost	—	—
Amortization of net loss (gain)	(524)	(638)

Total recognized in other comprehensive income	288	(1,296)

Total recognized in net periodic benefit cost and other comprehensive income	$522	(822)

The components of net periodic benefit cost including service cost are reported in the line item “Other operating expenses” in the income statement.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated net loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost over 2019, based on the average expected future service of plan participants, is $0.6 million.  The estimated prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost over 2019 will be minimal.

Assumptions

	December 31,
	2018	2017

Weighted-average assumptions used to determine benefit obligations:
Discount rate	4.00%	3.75%
Rate of compensation increase	n/a	n/a

	December 31,
	2018	2017	2016

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	3.75%	4.00%	4.00%
Expected long-term return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	n/a	n/a	n/a

The assumed long-term rate of return on plan assets is generally set at the rate expected to be earned based on the long-term investment policy of the plan and the various classes of invested funds, based on the input of the plan’s investment advisors and consulting actuary and the plan’s historic rate of return.  As of December 31, 2018, the plan’s average 10-year and inception-to-date returns were 8.66% and 6.90%, respectively.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Plan Assets

As discussed in Note 14, Fair Values of Financial Instruments, the Company adopted GAAP guidance which defines fair value and establishes a framework for measuring fair value of financial assets.  Using this guidance, the Company has categorized its pension plan assets into a three level hierarchy, based on the priority of inputs to the valuation process.  The fair value hierarchy classifications are reviewed annually. Reclassification of certain financial assets and liabilities may result based on changes in the observability of valuation attributes.  The following tables set forth the Company’s pension plan assets within the fair value hierarchy as of December 31, 2018 and 2017.

	December 31, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)

Cash and cash equivalents	$209	209	—	—
Equity securities
Domestic	9,909	9,909	—	—
International	193	193	—	—
Debt securities
Corporate bonds	5,858		5,858	—

Total	$16,169	10,311	5,858	—

	December 31, 2017
	Total	Level 1	Level 2	Level 3
	(In thousands)

Cash and cash equivalents	$662	662	—	—
Equity securities
Domestic	11,885	11,885	—	—
International	394	394	—	—
Debt securities
Corporate bonds	6,371	—	6,371	—

Total	$19,312	12,941	6,371	—

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The plan’s weighted-average asset allocations by asset category have been as follows:

	December 31,
	2018	2017	2016

Asset Category:
Equity securities	63%	64%	62%
Debt securities	36%	33%	31%
Cash and cash equivalents	1%	3%	7%

Total	100%	100%	100%

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

The pension plan is a highly diversified portfolio. The 99% of pension assets not invested in cash is allocated among 208 different investments, with no single credit representing more than 2.6% of the fair value of the portfolio.  The investment policy statement sets forth the following acceptable ranges for each asset's class.

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

Contributions

At present, National Western expects to contribute $644,000 to the plan during 2019 which amount includes a $500,000 voluntary contribution. Additional amounts may be contributed at the company's discretion.  The plan’s funding status is reviewed periodically throughout the year by National Western’s Pension Plan Committee.  The company intends to contribute at least the minimum amounts necessary for tax compliance and to maintain an Adjusted Funding Target Attainment Percentage ("AFTAP") of over 80% to meet the Pension Protection Act Plan’s threshold.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2019	$1,482
2020	1,472
2021	1,455
2022	1,415
2023	1,372
2024-2028	6,561

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A detail of plan disclosures related to the amendments of the original plan and the additional two plans is provided below:

Obligations and Funded Status

	December 31,
	2018	2017
	(In thousands)

Changes in projected benefit obligations:
Projected benefit obligations at beginning of year	$36,914	26,232
Service cost	361	818
Interest cost	852	1,387
Actuarial (gain) loss	(13,870)	10,459
Benefits paid	(1,982)	(1,982)

Projected benefit obligations at end of year	22,275	36,914

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Contributions	1,982	1,982
Benefits paid	(1,982)	(1,982)

Fair value of plan assets at end of year	—	—

Funded status at end of year	$(22,275)	(36,914)

	December 31,
	2018	2017
	(In thousands)

Amounts recognized in the Company's Consolidated Financial Statements:
Assets	$—	—
Liabilities	(22,275)	(36,914)

Net amount recognized	$(22,275)	(36,914)

Amounts recognized in accumulated other comprehensive income:
Net loss	$4,475	19,049
Prior service cost	522	582

Net amount recognized	$4,997	19,631

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accumulated benefit obligation was $18.1 million and $20.7 million at December 31, 2018 and 2017, respectively.

Components of Net Periodic Benefit Cost

	Years Ended December 31,
	2018	2017	2016
	(In thousands)

Components of net periodic benefit cost:
Service cost	$361	818	438
Interest cost	852	1,387	1,058
Amortization of prior service cost	59	59	59
Amortization of net loss	704	3,274	2,003

Net periodic benefit cost	1,976	5,538	3,558

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net (gain) loss	(13,870)	10,459
Amortization of prior service cost	(59)	(59)
Amortization of net (gain) loss	(704)	(3,274)

Total recognized in other comprehensive income	(14,633)	7,126

Total recognized in net periodic benefit cost and other comprehensive income	$(12,657)	12,664

The components of net periodic benefit cost including service cost are reported in the line item “Other operating expenses” in the income statement.
The estimated net loss to be amortized from accumulated other comprehensive income into net periodic benefit cost over 2019, based on the average expected future service of plan participants, is $0.5 million.  The estimated prior service cost to be amortized from accumulated other comprehensive income into net periodic benefit cost over 2019 will be $59,000.

Assumptions

	December 31,
	2018	2017

Weighted-average assumptions used to determine benefit obligations:
Discount rate	4.00%	3.75%
Rate of compensation increase	8.00%	8.00%

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2018	2017	2016

Weighted-average assumptions used to determine net periodic benefit costs:
Discount rate	3.75%	4.00%	4.00%
Expected long-term return on plan assets	n/a	n/a	n/a
Rate of compensation increase	8.00%	8.00%	8.00%

The plan is unfunded and therefore no assumption has been made related to the expected long-term return on plan assets.

Plan Assets

The plan is unfunded and therefore had no assets at December 31, 2018 or 2017.

Contributions

National Western expects to contribute approximately $2.0 million to the plan in 2019.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2019	$1,982
2020	1,982
2021	1,982
2022	1,982
2023	1,982
2024-2028	7,228

(B)  Defined Contribution Pension Plans

In addition to the defined benefit pension plans, National Western sponsors a qualified 401(k) plan for substantially all employees and a non-qualified deferred compensation plan primarily for senior officers.  The company made annual contributions to the 401(k) plan in 2018, 2017, and 2016 of up to four percent of each employee's compensation, based on the employee's personal level of salary deferrals to the plan. All company contributions are subject to a vesting schedule based on the employee's years of service. For the years ended December 31, 2018, 2017 and 2016, company contributions totaled $615,000, $549,000 and $421,000, respectively.

The non-qualified deferred compensation plan was established to allow eligible employees to defer the payment of a percentage of their compensation and to provide for additional company contributions. Company contributions are subject to a vesting schedule based on the employee's years of service. For the years ended December 31, 2018, 2017 and 2016, company contributions totaled $127,000, $119,000, and $95,000, respectively.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(C)  Postretirement Employment Plans Other Than Pension

National Western sponsors a health care plan that was amended in 2004 to provide postretirement benefits to certain fully-vested individuals.  The plan is unfunded.  The company uses a December 31 measurement date for the plan.  A detail of plan disclosures related to the plan is provided below:

Obligations and Funded Status

	December 31,
	2018	2017
	(In thousands)

Changes in projected benefit obligations:
Projected benefit obligations at beginning of year	$3,774	3,366
Interest cost	158	139
Actuarial loss (gain)	298	274
Benefits paid	—	(5)

Projected benefit obligations at end of year	4,230	3,774

Changes in plan assets:
Fair value of plan assets at beginning of year	—	—
Contributions	—	5
Benefits paid	—	(5)

Fair value of plan assets at end of year	—	—

Funded status at end of year	$(4,230)	(3,774)

	December 31,
	2018	2017
	(In thousands)

Amounts recognized in the Company's Consolidated Financial Statements:
Assets	$—	—
Liabilities	(4,230)	(3,774)

Net amount recognized	$(4,230)	(3,774)

Amounts recognized in accumulated other comprehensive income:
Net loss	$816	669
Prior service cost	51	155

Net amount recognized	$867	824

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of Net Periodic Benefit Cost

	Years Ended December 31,
	2018	2017	2016
	(In thousands)

Components of net periodic benefit cost:
Interest cost	$158	139	121
Amortization of prior service cost	103	103	103
Amortization of net loss	151	41	—

Net periodic benefit cost	412	283	224

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net (gain) loss	298	274
Amortization of prior service cost	(103)	(103)
Amortization of net (gain) loss	(151)	(41)

Total recognized in other comprehensive income	44	130

Total recognized in net periodic benefit cost and other comprehensive income	$456	413

The components of net periodic benefit cost including service cost are reported in the line item “Other operating expenses” in the income statement.
The estimated net loss to be amortized from accumulated other comprehensive income into net periodic benefit cost over 2019, based on the average expected future service of plan participants, is $79,000.  The estimated prior service cost to be amortized from accumulated other comprehensive income into net periodic benefit cost over 2019 will be $52,000.

Assumptions

	December 31,
	2018	2017

Weighted-average assumptions used to determine benefit obligations:
Discount rate	4.00%	3.75%
Expected long-term return on plan assets	n/a	n/a

For measurement purposes, a 9% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2019, decreasing annually by 0.5% until reaching an ultimate rate of 5%.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumed health care trend rates have a significant effect on the amounts reported for the health care plans.  A one percentage point change in assumed health care cost trend rates would have the following effects for the years ended.

	December 31, 2018		December 31, 2017
	1% Point Increase	1% Point Decrease	1% Point Increase	1% Point Decrease
	(In thousands)
Effect on total of service and interest cost components	$24	(24)	22	(21)

Effect on postretirement benefit obligation	$630	(624)	607	(592)

Plan Assets

The plans are unfunded and therefore had no assets at December 31, 2018 and 2017.

Contributions

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2019	$104
2020	111
2021	118
2022	124
2023	129
2024-2028	749

(8)  SHORT-TERM BORROWINGS

National Western has available a $75 million bank line of credit (with Moody National Bank, its custodian bank and a related party) primarily for cash management purposes. The line of credit facility was increased from $40 million effective October 1, 2018. The Company is required to maintain a collateral security deposit in trust with the sponsoring bank having a fair value equal to 110% of any outstanding liability. The Company had no outstanding borrowings with the bank at December 31, 2018 or 2017.  The Company maintained assets having an amortized value of $84.5 million (fair value of $86.6 million) on deposit with the lender at December 31, 2018.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

National Western was the named defendant in the case of Damaris Maldonado Vinas, et al. vs. National Western Life Insurance, in which the plaintiffs, after National Western had paid the death benefits to the beneficiary (Francisco Iglesias-Alvarez) upon the annuitant’s (Carlos Iglesias-Alvarez) death, sought to annul two annuity policies issued by National Western at the behest of Carlos Iglesias-Alvarez and which named Francisco Iglesias-Alvarez as their beneficiary.  On March 31, 2016, the United States District Court for the District of Puerto Rico (the "Court") issued its Opinion and Order on the pending Motions for Summary Judgment submitted by the parties, and therein denied National Western’s motion and granted plaintiffs’ motion voiding the two annuities and requesting a refund of the premiums paid ($2.9 million).  National Western vigorously defended the case and believes that the Court’s Opinion and Order is contrary to applicable law.  As such, National Western filed a Motion for Reconsideration of Opinion and Order and Corresponding Judgment with the Court on April 27, 2016, which the Court denied on May 5, 2016. National Western filed a Notice of Appeal on June 10, 2016, filed its Appeal Brief on September 12, 2016, and oral arguments with the U.S. Court of Appeals for the First Circuit were held on March 9, 2017. On June 29, 2017, the Court of Appeals vacated the district court's judgment and remanded to the district court to determine whether it is nevertheless equitable for the case to proceed without Francisco Iglesias-Alvarez. Plaintiffs filed a Motion in Support of Determination in Equity and Good Conscience That Action Should Proceed Among Existing Parties Under Fed.R.Civ.P. 19(B) on September 14, 2017, and National Western filed its Opposition to Plaintiffs' Motion on October 27, 2017. On April 2, 2018 the Court asked the parties for additional briefing regarding the Court's jurisdiction over Francisco Iglesias-Alvarez, which the parties filed on April 30, 2018. On May 14, 2018, National Western filed its Opposition to Plaintiffs' Brief.  Plaintiffs filed a Motion to Strike on May 22, 2018, which National Western opposed on June 4, 2018. On August 6, 2018, the Court issued an Opinion and Order dismissing plaintiffs’ case without prejudice and plaintiffs filed a Notice of Appeal to the First Circuit Court of Appeals on September 4, 2018. The case settled in December of 2018, without an admission of liability by either party, via a settlement amount less than the amount previously accrued.

On September 28, 2017, a purported shareholder derivative lawsuit was filed in the 122nd District Court of Galveston County, State of Texas entitled Robert L. Moody, Jr. derivatively on behalf of National Western Life Insurance Company and National Western Life Group, Inc. v. Ross Rankin Moody, et al., naming certain current and former directors and current officers as defendants.  The complaint challenges the directors’ oversight of insurance sales to non-U.S. residents and alleges that the defendants breached their fiduciary duties in the conduct of their duties as board members by failing to act (i) on an informed basis and (ii) in good faith or with the honest belief that their actions were in the best interests of the Company.  The complaint seeks an undetermined amount of damages, attorneys’ fees and costs, and equitable relief, including the removal of the Company’s Chairman and Chief Executive Officer and other board members and/or officers of the Company.  The Company believes that the claims in the complaint are baseless and without merit, will vigorously defend this lawsuit, and will seek reimbursement of all legal costs and expenses from plaintiff.  The Company believes, based on information currently available, that the final outcome of this lawsuit will not have a material adverse effect on the Company’s business, results of operations, or consolidated financial position. The companies and directors filed their respective Pleas to the Jurisdiction ("Pleas") contesting the plaintiff's standing to even pursue this action, along with their Answers, on October 27, 2017. On December 14, 2017, plaintiff filed a Response to the Pleas and on December 21, 2017, the Court heard oral argument on the Pleas. Plaintiff then filed a First Amended Petition on January 11, 2018. The companies and directors filed a Supplement to the Pleas on January 30, 2018, to which plaintiff responded on February 1, 2018, and the companies and directors replied on February 9, 2018. On May 3, 2018, the Court issued a memorandum to all attorneys of record stating that the Court will grant the defendants' Pleas and asking the attorney for defendants to prepare and submit proposed orders/judgments granting the requested relief for consideration by the Court.  The defendants filed such proposed order granting the Pleas on May 7, 2018. On May 16, 2018 the Court issued an Order granting the Pleas and dismissing Robert L. Moody, Jr.’s claims with prejudice, and plaintiff then filed a Motion to Transfer Venue (“MTTV”).  Defendants filed an Application for Fees, seeking to recover defendants’ legal costs and expenses from plaintiff, and a Response to the MTTV on June 8, 2018.  In response plaintiff filed a Motion to Vacate, a Response to the Application for Fees, and their own Request for Attorney’s Fees on July 5, 2018.  Defendants filed a Response to the Motion to Vacate and to plaintiff’s Request for Attorney’s Fees on July 11, 2018, and the Court heard oral arguments on July 16, 2018. Plaintiff filed supplemental briefing in support of their July 5, 2018 filings on July 25, 2018, and defendants filed their response to plaintiff's supplemental briefing on July 27, 2018. On August 8, 2018 the Court issued an Order denying plaintiff's Motion to Vacate. Pursuant to the Court’s instructions, on October 5, 2018, defendants filed an Order Granting Application for Expenses.  Defendants then filed a Motion for Entry of Final Judgment and a Request for Submission Date on Motion for Entry of Final Judgment on October 11, 2018, which the Court set as October 30, 2018.  Plaintiff filed his Objection to Proposed Final Judgment and Objection to Proposed Order on Attorneys’ Fees on October 25, 2018, to which defendants filed a response on October 30, 2018. On November 11, 2018, the Court issued its Final Judgment: ordering Plaintiff to pay the companies $1,314,053.73 for reasonable and necessary fees and expenses; denying Plaintiff’s Motion to Transfer Venue, and; dismissing Plaintiff’s counterclaim.  Plaintiff has appealed the Court’s Final Judgment and that appeal is pending before the First District Court of Appeals in Houston, TX.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company had $13.5 million in commitments to fund new loans and $4.3 million in commitments to extend credit relating to existing loans at December 31, 2018. The Company evaluates each customer's creditworthiness on a case-by-case basis.

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

The Company estimates its liabilities for guaranty association assessments by using the latest information available from the National Organization of Life and Health Insurance Guaranty Associations.  The Company monitors and revises its estimates for assessments as additional information becomes available which could result in changes to the estimated liabilities.  As of December 31, 2018, 2017 and 2016, liabilities for guaranty association assessments totaled $0.1 million, $0.3 million and $0.3 million, respectively. Other operating expenses related to state guaranty association assessments were minimal for the years ended December 31, 2018, 2017 and 2016.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(D)  Leases

The Company leases various computers and other office related equipment under operating leases. Rental expenses for these leases were $0.4 million, $0.3 million and $0.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.  In October 2017, the Company entered into a lease agreement for new equipment under a capital lease. This lease will expire in December 2022. The present value of future payments capitalized amounted to $1.6 million and amortization commenced in 2018. The Company's future annual lease obligations as of December 31, 2018 are as shown below (in thousands).

2019	$359
2020	359
2021	358
2022	358
Total minimum lease payments	1,434

Less: Interest	(117)

Present value of net minimum lease payments	$1,317

(10)  STOCKHOLDERS' EQUITY

(A)  Changes in Common Stock Shares Outstanding

Changes in shares of common stock outstanding are provided below.

	Years Ended December 31,
	2018	2017	2016
	(In thousands)

Common stock shares outstanding:
Shares outstanding at beginning of year	3,636	3,636	3,636
Shares exercised under stock option plan	—	—	—

Shares outstanding at end of year	3,636	3,636	3,636

(B)  Dividend Restrictions

National Western is restricted by state insurance laws as to dividend amounts which may be paid to stockholders without prior approval from the Colorado Division of Insurance.  The restrictions are based on the lesser of statutory earnings from operations excluding capital gains or 10% of statutory surplus of the Company.  The maximum dividend payment which may be made without prior approval in 2019 is $30.7 million.

As discussed in Note (1) Consolidation and Basis of Presentation, on October 1, 2015, National Western completed its previously announced holding company reorganization and became a wholly owned subsidiary of NWLGI. While remaining under the same Colorado Division of Insurance restrictions pertaining to dividend amounts, dividends declared by National Western from that date forward are payable entirely to NWLGI as the sole owner.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 19, 2018, the Board of Directors of NWLGI declared a cash dividend to stockholders on record as of November 7, 2018 which was paid December 3, 2018.  The dividends approved were $0.36 per common share to Class A stockholders and $0.18 per common share to Class B stockholders.  A dividend in the same amounts per share on Class A and Class B shares was declared in October 2017 and paid in December of 2017.

During 2018, the Board of Directors of National Western declared ordinary cash dividends aggregating $6.0 million which were paid to NWLGI in 2018. During 2017, the Board of Directors of National Western declared ordinary cash dividends totaling $7.0 million which were paid to NWLGI during that year. Dividends paid from National Western to NWLGI are eliminated in consolidation.

(C)  Regulatory Capital Requirements

The Colorado Division of Insurance imposes minimum risk-based capital requirements on insurance companies that were developed by the National Association of Insurance Commissioners ("NAIC").  The formulas for determining the amount of risk-based capital ("RBC") specify various weighting factors that are applied to statutory financial balances or various levels of activity based on the perceived degree of risk.  Regulatory compliance is determined by a ratio of National Western's regulatory total adjusted capital to its authorized control level RBC, as defined by the NAIC.  Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action.  National Western's current authorized control level RBC of $127.3 million is significantly below its regulatory total adjusted capital of $1.4 billion.

(D)  Share-Based Payments

The Company had a stock and incentive plan ("1995 Plan") which provided for the grant of any or all of the following types of awards to eligible employees: (1) stock options, including incentive stock options and nonqualified stock options; (2) stock appreciation rights, in tandem with stock options or freestanding; (3) restricted stock or restricted stock units; and, (4) performance awards. The 1995 Plan began on April 21, 1995, and was amended on June 25, 2004 to extend the termination date to April 20, 2010. The number of shares of Class A, $1.00 par value, common stock which were allowed to be issued under the 1995 Plan, or as to which stock appreciation rights ("SARs") or other awards were allowed to be granted, could not exceed 300,000. Effective June 20, 2008, the Company's shareholders approved a 2008 Incentive Plan (“2008 Plan”). The 2008 Plan is substantially similar to the 1995 Plan and authorized an additional number of Class A common stock shares eligible for issue not to exceed 300,000. These plans were assumed by NWLGI from National Western pursuant to the terms of the holding company reorganization in 2015. On June 15, 2016, stockholders of NWLGI approved an amended and restated 2008 Plan ("Incentive Plan"), which extended the term of the 2008 Plan for ten years from the date of stockholder approval. The Incentive Plan includes additional provisions, most notably regarding the definition of performance objectives which could be used in the issuance of the fourth type of award noted above (performance awards).

All of the employees of the Company and its subsidiaries are eligible to participate in the current Incentive Plan. In addition, directors of the Company are eligible to receive the same types of awards as employees except that they are not eligible to receive incentive stock options. Company directors, including members of the Compensation and Stock Option Committee, are eligible for nondiscretionary stock options. At the end of 2018, all stock options granted under the 1995 Plan and 2008 Plan had been exercised, forfeited, or expired. Employee stock option and SARs granted prior to 2016 vest 20% annually following three years of service following the grant date. Employee SARs granted 2016 forward vest 33.3% annually following one year of service from the date of the grant. Directors' stock option and SAR grants vest 20% annually following one year of service from the date of grant.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Directors of the Company are eligible to receive RSUs under the Incentive Plan. As shown in the table below, during the twelve months ended December 31, 2018 and 2017, the Company granted RSUs to directors based upon the closing market price per Class A common share at the time of the grant. Unlike RSUs granted to officers, the RSUs granted to directors vest one year from the date of grant. They are payable in cash at the vesting date equal to the closing price of the Company's Class A common share at that time.

The following table shows all grants issued to officers and directors for the twelve months ended December 31, 2018 and 2017. These grants were made based upon closing market price per Class A common share at the grant date.

	Twelve Months Ended
	December 31, 2018		December 31, 2017
	Officers	Directors	Officers	Directors

SARs	12,590	—	22,184	—
RSUs	3,149	1,980	5,341	3,290
PSUs	5,070	—	8,736	—

The Company uses the current fair value method to measure compensation cost for awards granted under the share-based plans. As of December 31, 2018 and 2017, the liability balance was $11.9 million and $15.2 million, respectively. A summary of awards by type and related activity is detailed below.

		Options Outstanding
	Shares Available For Grant	Shares	Weighted-Average Exercise Price
Stock Options:
Balance at January 1, 2018	291,000	18,018	$242.07
Exercised	—	(18,018)	$242.07
Forfeited	—	—	$—
Expired	—	—	$—
Stock options granted	—	—	$—

Balance at December 31, 2018	291,000	—	$—

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Liability Awards
Other Share/Unit Awards:	SARs	RSUs	PSUs

Balance at January 1, 2018	92,667	11,721	14,052
Exercised	(14,034)	(3,124)	—
Forfeited	(1,780)	(556)	—
Granted	12,590	5,129	5,070

Balance at December 31, 2018	89,443	13,170	19,122

The total intrinsic value of options, SARs, and RSUs exercised was $4.7 million, $1.8 million, and $3.6 million for the years ended December 31, 2018, 2017, and 2016 respectively. The total share-based liabilities paid were $4.7 million, $1.8 million, and $3.6 million for the years ended December 31, 2018, 2017, and 2016, respectively. The total fair value of options, SARs, and RSUs vested during the years ended December 31, 2018, 2017, and 2016 was $3.1 million, $2.7 million, and $1.5 million, respectively.

The following table summarizes information about SARs outstanding at December 31, 2018.

	SARs Outstanding
	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable

Exercise prices:
132.56	19,568	3.0 years	19,568
210.22	25,000	4.9 years	16,400
216.48	11,649	7.1 years	7,589
311.16	10,427	8.1 years	3,444
310.55	203	8.3 years	67
334.34	10,006	9.0 years	3,329
303.77	12,590	10.0 years	—

Totals	89,443		50,397

Aggregate intrinsic value
(in thousands)	$6,533		$5,413

The aggregate intrinsic value in the table above is based on the closing stock price of $300.70 per share on December 31, 2018.

In estimating the fair value of SARs/options outstanding at December 31, 2018 and 2017, the Company employed the Black-Scholes option pricing model with assumptions as detailed below.

	December 31, 2018	December 31, 2017

Expected term of SARs/options	3.0 to 10.0 years	0.3 to 10.0 years
Expected volatility weighted-average	22.14%	21.55%
Expected dividend yield	0.12%	0.11%
Risk-free rate weighted-average	2.58%	1.82%

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company reviewed the contractual term relative to the options and SARs at each date as well as perceived future behavior patterns of exercise. Volatility is based on the Company’s historical volatility over the expected term of the option/SARs expected exercise date.

The pre-tax compensation expense/(benefit) recognized in the Consolidated Financial Statements related to these plans was $1.4 million, $5.0 million and $7.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. The related tax (benefit)/expense recognized was $(0.3) million, $(1.8) million and $(2.8) million for the years ended December 31, 2018, 2017 and 2016, respectively.

For the years ended December 31, 2018, 2017 and 2016, the total pre-tax compensation expense related to nonvested share-based awards not yet recognized was $7.1 million, $7.8 million and $2.3 million, respectively.  The December 31, 2018 amount is expected to be recognized over a weighted-average period of 1.6 years.  The Company recognizes compensation cost over the graded vesting periods.

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

	Years Ended December 31,
	2018		2017		2016
	Class A	Class B	Class A	Class B	Class A	Class B
	(In thousands except per share amounts)
Numerator for Basic and Diluted Earnings Per Share:
Net earnings	$116,758		110,421		100,892
Dividends – Class A shares	(1,237)		(1,237)		(1,237)
Dividends – Class B shares	(36)		(36)		(36)

Undistributed earnings	$115,485		109,148		99,619

Allocation of net earnings:
Dividends	$1,237	36	1,237	36	1,237	36
Allocation of undistributed earnings	112,219	3,266	106,061	3,087	96,802	2,817

Net earnings	$113,456	3,302	107,298	3,123	98,039	2,853

Denominator:
Basic earnings per share - weighted-average shares	3,436	200	3,436	200	3,436	200
Effect of dilutive stock options	—	—	—	—	1	—

Diluted earnings per share - adjusted weighted-average shares for assumed conversions	3,436	200	3,436	200	3,437	200

Basic earnings per share	$33.02	16.51	31.23	15.61	28.53	14.27

Diluted earnings per share	$33.02	16.51	31.23	15.61	28.53	14.27

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2017, the Company remeasured its deferred tax assets and liabilities as a consequence of the Tax Act (see Notes 1 and 5) lowering the federal corporate income tax rate from 35% to 21%. This tax remeasurement was recorded in the Company's Consolidated Statements of Earnings, including taxes associated with components of other comprehensive income (loss). Recognizing the outcome of "stranding" deferred taxes in Accumulated Other Comprehensive Income ("AOCI"), the FASB released guidance permitting the reclassification of stranded tax effects from AOCI to retained earnings. Adoption of this guidance by the Company at December 31, 2017 resulted in a one-time income tax benefit of $2.5 million to other comprehensive income (loss). Components of other comprehensive income (loss) for 2018, 2017 and 2016 and the related tax effect are detailed below.

	Amounts Before Taxes	Tax (Expense) Benefit	Amounts Net of Taxes
	(In thousands)

2018:
Unrealized gains on securities, net of effects of deferred costs of $63,816:
Net unrealized holding gains (losses) arising during the period	$(71,921)	15,103	(56,818)
Unrealized liquidity losses	3	(1)	2
Reclassification adjustment for net gains included in net earnings	(3,441)	723	(2,718)
Amortization of net unrealized gains (losses) and related to transferred securities	—	—	—

Net unrealized gains (losses) on securities	(75,359)	15,825	(59,534)

Foreign currency translation adjustments	1,714	(360)	1,354
Benefit plan liability adjustment	14,301	(3,003)	11,298

Other comprehensive income (loss)	$(59,344)	12,462	(46,882)

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Amounts Before Taxes	Tax (Expense) Benefit	Amounts Net of Taxes
	(In thousands)

2017:
Unrealized gains on securities, net of effects of deferred costs of $(5,670):
Net unrealized holding gains (losses) arising during the period	$12,752	(4,464)	8,288
Unrealized liquidity losses	300	(105)	195
Reclassification adjustment for net gains included in net earnings	(5,236)	1,833	(3,403)
Amortization of net unrealized gains (losses) related to transferred securities	—	—	—

Net unrealized gains (losses) on securities	7,816	(2,736)	5,080

Foreign currency translation adjustments	(14)	5	(9)
Benefit plan liability adjustment	(5,958)	2,085	(3,873)

Other comprehensive income (loss)	$1,844	(646)	1,198

	Amounts Before Taxes	Tax (Expense) Benefit	Amounts Net of Taxes
	(In thousands)

2016:
Unrealized gains on securities, net of effects of deferred costs of $(21,105):
Net unrealized holding gains (losses) arising during the period	$19,417	(6,796)	12,621
Unrealized liquidity losses	57	(20)	37
Reclassification adjustment for net gains included in net earnings	(3,315)	1,160	(2,155)
Amortization of net unrealized gains (losses) related to transferred securities	—	—	—

Net unrealized gains (losses) on securities	16,159	(5,656)	10,503

Foreign currency translation adjustments	(251)	87	(164)
Benefit plan liability adjustment	(178)	62	(116)

Other comprehensive income (loss)	$15,730	(5,507)	10,223

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

A summary of segment information, prepared in accordance with GAAP guidance, is provided below.

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
	(In thousands)
2018:
Selected Balance Sheet Items:
Deferred policy acquisition costs and sales inducements	$122,661	243,518	609,239	—	975,418
Total segment assets	1,215,864	1,211,036	8,791,463	370,118	11,588,481
Future policy benefits	1,039,150	894,891	7,810,245	—	9,744,286
Other policyholder liabilities	17,439	20,381	97,874	—	135,694

Condensed Income Statements:
Premiums and contract charges	$40,879	108,923	23,694	—	173,496
Net investment income	23,579	22,603	276,123	26,772	349,077
Other revenues	19	87	66	20,431	20,603

Total revenues	64,477	131,613	299,883	47,203	543,176

Life and other policy benefits	21,688	22,333	21,276	—	65,297
Amortization of deferred policy acquisition costs	11,539	24,358	78,874	—	114,771
Universal life and annuity contract interest	8,826	24,590	102,639	—	136,055
Other operating expenses	20,731	19,593	32,584	21,061	93,969
Federal income taxes (benefit)	292	7,035	11,139	4,514	22,980
Total expenses	63,076	97,909	246,512	25,575	433,072

Segment earnings (loss)	$1,401	33,704	53,371	21,628	110,104

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
	(In thousands)

2017:
Selected Balance Sheet Items:
Deferred policy acquisition costs and sales inducements	$101,253	250,128	603,700	—	955,081
Total segment assets	1,106,410	1,236,733	9,269,956	398,597	12,011,696
Future policy benefits	950,884	915,384	8,232,216	—	10,098,484
Other policyholder liabilities	13,643	11,318	103,048	—	128,009

Condensed Income Statements:
Premiums and contract charges	$37,387	120,852	20,691	—	178,930
Net investment income	73,866	68,399	490,706	26,714	659,685
Other revenues	46	83	109	20,832	21,070

Total revenues	111,299	189,334	511,506	47,546	859,685

Life and other policy benefits	18,565	23,981	28,939	—	71,485
Amortization of deferred policy acquisition costs	10,377	(1,473)	105,483	—	114,387
Universal life and annuity contract interest	59,865	54,502	322,652	—	437,019
Other operating expenses	18,842	36,341	32,021	19,798	107,002
Federal income taxes (benefit)	815	16,958	5,002	6,192	28,967
Total expenses	108,464	130,309	494,097	25,990	758,860

Segment earnings (loss)	$2,835	59,025	17,409	21,556	100,825

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
	(In thousands)

2016:
Selected Balance Sheet Items:
Deferred policy acquisition costs and sales inducements	$90,485	243,106	648,714	—	982,305
Total segment assets	971,990	1,232,648	9,193,980	298,481	11,697,099
Future policy benefits	830,460	919,380	8,109,255	—	9,859,095
Other policyholder liabilities	13,998	10,528	118,865	—	143,391

Condensed Income Statements:
Premiums and contract charges	$34,728	125,775	22,220	—	182,723
Net investment income	39,691	42,331	362,700	22,952	467,674
Other revenues	119	321	254	18,207	18,901

Total revenues	74,538	168,427	385,174	41,159	669,298

Life and other policy benefits	17,908	18,759	28,862	—	65,529
Amortization of deferred policy acquisition costs	4,125	18,027	98,987	—	121,139
Universal life and annuity contract interest	28,606	28,636	191,148	—	248,390
Other operating expenses	18,739	25,933	31,852	17,924	94,448
Federal income taxes (benefit)	1,749	26,130	11,638	7,878	47,395
Total expenses	71,127	117,485	362,487	25,802	576,901

Segment earnings (loss)	$3,411	50,942	22,687	15,357	92,397

Reconciliations of segment information to the Company's Consolidated Financial Statements are provided below.

	Years Ended December 31,
	2018	2017	2016
	(In thousands)

Premiums and Other Revenue:
Premiums and contract charges	$173,496	178,930	182,723
Net investment income	349,077	659,685	467,674
Other revenues	20,603	21,070	18,901
Realized gains (losses) on investments	8,423	14,763	13,070

Total consolidated premiums and other revenue	$551,599	874,448	682,368

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
	2018	2017	2016
	(In thousands)

Federal Income Taxes:
Total segment Federal income taxes	$22,980	28,967	47,395
Taxes on realized gains (losses) on investments	1,769	5,167	4,575

Total taxes on consolidated net earnings	$24,749	34,134	51,970

	Years Ended December 31,
	2018	2017	2016
	(In thousands)

Net Earnings:
Total segment earnings	$110,104	100,825	92,397
Realized gains (losses) on investments, net of taxes	6,654	9,596	8,495

Total consolidated net earnings	$116,758	110,421	100,892

	December 31,
	2018	2017	2016
	(In thousands)

Assets:
Total segment assets	$11,588,481	12,011,696	11,697,099
Other unallocated assets	343,210	213,398	197,882

Total consolidated assets	$11,931,691	12,225,094	11,894,981

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(B)  Geographic Information

A portion of the Company's premiums and contract revenues are from international policies with residents of countries other than the United States. Premiums and contract revenues detailed by country are provided below.

	Years Ended December 31,
	2018	2017	2016
	(In thousands)

United States	$82,614	74,937	75,405
Brazil	27,280	33,024	38,928
Venezuela	14,414	16,105	15,534
Taiwan	12,864	14,844	14,474
Peru	10,969	11,714	11,378
Chile	8,769	9,201	8,859
Other foreign countries	37,346	39,417	37,820

Revenues, excluding reinsurance premiums	194,256	199,242	202,398
Reinsurance premiums	(20,760)	(20,312)	(19,675)

Total premiums and contract revenues	$173,496	178,930	182,723

Premiums and contract revenues are attributed to countries based on the location of the policyholder. The Company has no significant assets, other than certain limited financial instruments, located in countries other than the United States.

(C)  Major Agency Relationships

A portion exceeding 10% of the Company's annual annuity sales has been sold through one or more of its top independent marketing agencies in recent years. Business from two top agencies accounted for approximately 14% and 13%, respectively, of annuity sales in 2018. In 2018, three domestic independent marketing agencies exceeded 10% of total Domestic Life sales accounting for 35%, 10%, and 10%, respectively.

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

The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of the date indicated.

	December 31, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)
Debt securities, available for sale	$2,946,059	—	2,946,059	—
Equity securities	17,491	17,491	—	—
Derivatives, index options	14,684	—	—	14,684

Total assets	$2,978,234	17,491	2,946,059	14,684

Policyholder account balances (a)	$44,781	—	—	44,781
Other liabilities (b)	11,923	—	—	11,923

Total liabilities	$56,704	—	—	56,704

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2017
	Total	Level 1	Level 2	Level 3
	(In thousands)
Debt securities, available for sale	$3,041,131	—	3,041,131	—
Equity securities, available for sale	18,478	18,478	—	—
Derivatives, index options	194,731	—	—	194,731

Total assets	$3,254,340	18,478	3,041,131	194,731

Policyholder account balances (a)	$211,159	—	—	211,159
Other liabilities (b)	15,242	—	—	15,242

Total liabilities	$226,401	—	—	226,401

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

	Year Ended December 31, 2018
	Debt Securities, Available For Sale	Equity Securities	Derivatives, Index Options	Total Assets	Other Liabilities
	(In thousands)

Beginning balance, January 1, 2018	$—	—	194,731	194,731	226,401
Total realized and unrealized gains (losses):
Included in net income	—	—	(80,004)	(80,004)	(65,046)
Included in other comprehensive income (loss)	—	—	—	—	—
Purchases, sales, issuances and settlements, net:
Purchases	—	—	86,953	86,953	86,953
Sales	—	—	—	—	—
Issuances	—	—	—	—	74
Settlements	—	—	(186,996)	(186,996)	(191,678)
Transfers into (out of) Level 3	—	—	—	—	—

Balance at end of period	$—	—	14,684	14,684	56,704

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets/liabilities held at the end of the reporting period:
Net investment income	$—	—	(72,269)	(72,269)	—
Benefits and expenses	—	—	—	—	(70,980)

Total	$—	—	(72,269)	(72,269)	(70,980)

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2017
	Debt Securities, Available For Sale	Equity Securities, Available For Sale	Derivatives, Index Options	Total Assets	Other Liabilities
	(In thousands)

Beginning balance, January 1, 2017	$—	—	120,644	120,644	134,693
Total realized and unrealized gains (losses):
Included in net income	—	—	222,875	222,875	240,605
Included in other comprehensive income (loss)	—	—	—	—	—
Purchases, sales, issuances and settlements, net:
Purchases	—	—	75,346	75,346	75,346
Sales	—	—	—	—	—
Issuances	—	—	—	—	1,688
Settlements	—	—	(224,134)	(224,134)	(225,931)
Transfers into (out of) Level 3	—	—	—	—	—

Balance at end of period	$—	—	194,731	194,731	226,401

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets/liabilities held at the end of the reporting period:
Net investment income	$—	—	119,386	119,386	—
Benefits and expenses	—	—	—	—	122,318

Total	$—	—	119,386	119,386	122,318

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables show the quantitative information about the Company's Level 3 assets and liabilities.

	December 31, 2018
	Fair Value	Valuation Technique	Unobservable Input
	(In thousands)

Derivatives, index options	$14,684	Broker prices	Implied volatility
			Inputs from broker proprietary models

Total assets	$14,684

Policyholder account balances	$44,781	Deterministic cash flow model	Projected option cost
Other liabilities	11,923	Black Scholes	Expected term
			Forfeiture assumptions

Total liabilities	$56,704

	December 31, 2017
	Fair Value	Valuation Technique	Unobservable Input
	(In thousands)

Derivatives, index options	$194,731	Broker prices	Implied volatility
			Inputs from broker proprietary models

Total assets	$194,731

Policyholder account balances	$211,159	Deterministic cash flow model	Projected option cost
Other liabilities	15,242	Black Scholes	Expected term
			Forfeiture assumptions

Total liabilities	$226,401

Realized gains (losses) on debt securities assets are reported in the Consolidated Statements of Earnings as net investment gains (losses) with liabilities reported as expenses. Unrealized gains (losses) on available for sale debt securities are reported as other comprehensive income (loss) within stockholders’ equity of the Consolidated Balance Sheets.

Effective January 1, 2018, the change in fair value of equity securities is reported in the Condensed Consolidated Statement of Earnings as a component of net investment income.

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

Fixed maturity securities.  Fair values for debt securities are based on quoted market prices, where available. For securities not actively traded, fair values are estimated using values obtained from various independent pricing services with any adjustments based upon observable data. In the cases where prices are unavailable for these sources, values are estimated by discounting expected future cash flows using a current market rate applicable to the yield, credit quality, and maturity of the investments.

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

Life interest in Libbie Shearn Moody Trust.  The fair value of the life interest asset is determined based on assumptions as to future distributions from the Trust over the life expectancy of Mr. Robert L. Moody, Sr., Chairman Emeritus of the Board of Directors of NWLGI. These estimated cash flows are discounted at a rate consistent with uncertainties relating to the amount and timing of future cash distributions subject to the maximum amount to be received by the Company from life insurance proceeds in the event of Mr. Moody's death. The carrying value or cost basis of the life interest asset is amortized ratably over the remaining expected life of Mr. Moody, updated for changes in expected mortality.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents, by pricing source and fair value hierarchy level, the Company’s assets that are measured at fair value on a recurring basis:

	December 31, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)

Fixed maturities, available for sale:
Priced by third-party vendors	$2,946,059	—	2,946,059	—
Priced internally	—	—	—	—
Subtotal	2,946,059	—	2,946,059	—

Equity securities:
Priced by third-party vendors	17,491	17,491	—	—
Priced internally	—	—	—	—
Subtotal	17,491	17,491	—	—

Derivatives, index options:
Priced by third-party vendors	14,684	—	—	14,684
Priced internally	—	—	—	—
Subtotal	14,684	—	—	14,684

Total	$2,978,234	17,491	2,946,059	14,684

Percent of total	100.0%	0.6%	98.9%	0.5%

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts and fair values of the Company's financial instruments are as follows:

	December 31, 2018
			Fair Value Hierarchy Level
	Carrying Values	Fair Values	Level 1	Level 2	Level 3
	(In thousands)
ASSETS
Debt securities held to maturity	$7,285,254	7,228,268	—	7,226,362	1,906
Debt securities available for sale	2,946,059	2,946,059	—	2,946,059	—

Cash and cash equivalents	131,976	131,976	131,976	—	—
Mortgage loans	203,180	202,762	—	—	202,762
Policy loans	54,724	90,802	—	—	90,802
Other loans	12,272	12,709	—	—	12,709
Derivatives, index options	14,684	14,684	—	—	14,684
Equity securities	17,491	17,491	17,491	—	—
Life interest in Libbie Shearn Moody Trust	8,692	12,775	—	—	12,775

LIABILITIES
Deferred annuity contracts	$7,455,642	6,403,007	—	—	6,403,007
Immediate annuity and supplemental contracts	407,413	415,726	—	—	415,726

	December 31, 2017
			Fair Value Hierarchy Level
	Carrying Values	Fair Values	Level 1	Level 2	Level 3
	(In thousands)
ASSETS
Investments in debt and equity securities:
Securities held to maturity	$7,247,024	7,434,104	—	7,431,810	2,294
Securities available for sale	3,059,609	3,059,609	18,478	3,041,131	—

Cash and cash equivalents	217,624	217,624	217,624	—	—
Mortgage loans	208,249	208,815	—	—	208,815
Policy loans	56,405	100,230	—	—	100,230
Other loans	5,431	5,603	—	—	5,603
Derivatives, index options	194,731	194,731	—	—	194,731
Life interest in Libbie Shearn Moody Trust	8,676	12,775	—	—	12,775

LIABILITIES
Deferred annuity contracts	$7,865,786	7,338,637	—	—	7,338,637
Immediate annuity and supplemental contracts	430,494	443,437	—	—	443,437

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tables below present the fair value of derivative instruments.

	December 31, 2018
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments
Equity index options	Derivatives, Index Options	$14,684

Fixed-index products			Universal Life and Annuity Contracts	$44,781

Total		$14,684		$44,781

	December 31, 2017
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments
Equity index options	Derivatives, Index Options	$194,731

Fixed-index products			Universal Life and Annuity Contracts	$211,159

Total		$194,731		$211,159

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the effect of derivative instruments in the Consolidated Statements of Earnings for the years ended December 31, 2018, 2017 and 2016.

		Amount of Gain or (Loss) Recognized In Income on Derivatives
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized In Income on Derivatives	2018	2017	2016
		(In thousands)

Equity index options	Net investment income	$(80,004)	222,875	28,364

Fixed-index products	Universal life and annuity contract interest	66,335	(237,281)	(10,436)

		$(13,669)	(14,406)	17,928

The embedded derivative liability, the change of which is recorded in universal life and annuity contract interest in the Consolidated Statements of Earnings, includes projected interest credits that are offset by the expected collectability by the Company of asset management fees on fixed-index products. The anticipated asset management fees assumed to be collected increases or decreases based upon the most recent performance of index options and adds to or reduces the offset applied to the embedded derivative liability (increasing or decreasing contract interest expense). In the years ended December 31, 2018, 2017, and 2016, the change in the embedded derivative liability due to the expected collectability of asset management fees increased/(decreased) contract interest expense by $17.6 million, $6.9 million, and $(15.9) million, respectively.

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

Mr. Moody, Jr. wholly owns an insurance marketing organization that maintains agency contracts with National Western pursuant to which agency commissions are paid in accordance with the company's standard commission schedules. Mr. Moody, Jr. also maintains an independent agent contract with National Western for policies personally sold under which commissions are paid in accordance with standard commission schedules. In 2018, commissions paid under these agency contracts aggregated approximately $123,675.

During 2018, management fees totaling $680,034 were paid to Regent Management Services, Limited Partnership ("RMS") for services provided to downstream nursing home subsidiaries of NWLGI.  RMS is 1% owned by general partner RCC Management Services, Inc. ("RCC"), and 99% owned by limited partner, Three R Trusts.  RCC is 100% owned by the Three R Trusts.  The Three R Trusts are four Texas trusts for the benefit of the children of Robert L. Moody, Sr. (Robert L. Moody, Jr., Ross R. Moody, Russell S. Moody, and Frances A. Moody-Dahlberg).

National Western holds an investment totaling approximately 9.5% of the issued and outstanding shares of Moody Bancshares, Inc. at December 31, 2018.  Moody Bancshares, Inc. owns 100% of the outstanding shares of Moody Bank Holding Company, Inc., which owns approximately 98% of the outstanding shares of The Moody National Bank of Galveston ("MNB"). National Western utilizes MNB for certain bank custodian services as well as for certain administrative services with respect to the company's defined benefit and contribution plans.  During 2018, fees totaling $602,564 were paid to MNB with respect to these services. In 2018, the Company entered into an office space lease with MNB, with payments totaling $10,700 during the year. The ultimate controlling person of MNB is the Three R Trusts.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2018, the Company paid American National Insurance Company (“ANICO”) $699,950 in premiums for certain company sponsored benefit plans and $2,886,920 in reimbursements for claim costs for which ANICO provides third party administrative services. ANICO paid the Company $3,007,209 in premiums for its company sponsored benefit plans. The Company maintains an investment agreement with American National Registered Investment Advisory, Inc., a subsidiary of ANICO, under which $45,540 was paid for services. Robert L. Moody, Sr., serves as Chairman Emeritus and Ross R. Moody serves as Chairman of the Board of ANICO. The Company executed a 2 year agreement in April, 2014 with an automatic 1 year renewal with ANICO for a disaster recovery site and incurred expenses of $18,000 during 2018 associated with this agreement.

During 2017, MNB sold a 50.0% undivided participation in a mortgage loan to The Westcap Corporation for $7.2 million, and a 50.0% participation in a mortgage loan to National Western, for $5.5 million. The Westcap Corporation and National Western will receive 50.0% of all future cash receipts which will be recognized over the life of the loan. The mortgage loan investment for The Westcap Corporation was paid in full during 2018 and the National Western investment had a balance of $5.0 million as of December 31, 2018.

During 2015, ANICO sold a 24.93% undivided participation in a mortgage loan to The Westcap Corporation for $20.0 million. The Westcap Corporation will receive 24.93% of all future cash receipts, which will be recognized over the life of the loan. This mortgage loan investment had a balance of $19.4 million as of December 31, 2018 which is reflected in the Consolidated Balance Sheets.

(17)  UNAUDITED QUARTERLY FINANCIAL DATA

Quarterly results of operations for 2018 are summarized as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands except per share data)

2018:
Revenues	$109,018	174,658	225,435	42,486

Earnings (loss)	$26,875	32,466	35,641	21,776

Basic earnings (loss) per share:
Class A	$7.60	9.18	10.08	6.16
Class B	$3.80	4.59	5.04	3.08

Diluted earnings (loss) per share:
Class A	$7.60	9.18	10.08	6.16
Class B	$3.80	4.59	5.04	3.08

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Quarterly results of operations for 2017 are summarized as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands except per share data)

2017:
Revenues	$224,417	198,226	203,990	247,815

Earnings (loss)	$23,538	25,483	21,813	39,587

Basic earnings (loss) per share:
Class A	$6.66	7.21	6.17	11.19
Class B	$3.33	3.60	3.08	5.60

Diluted earnings (loss) per share:
Class A	$6.65	7.21	6.17	11.19
Class B	$3.33	3.60	3.08	5.60

(18)  SUBSEQUENT EVENTS

Effective January 31, 2019, the Company's wholly owned subsidiary, National Western, completed its previously announced acquisition of Ozark National Life Insurance Company ("Ozark National") and N.I.S. Financial Services, Inc. ("NIS") following the receipt of regulatory approvals. NWLGI and National Western paid cash in an aggregate amount of approximately $205.5 million in exchange for all of the outstanding stock of Ozark National (wholly owned by National Western) and NIS (wholly owned by NWLGI). As Ozark National has not previously prepared financial statements in accordance with GAAP, the Company is unable to include the initial business combination disclosures required under ASC 805 Business Combinations as of the date of this filing.

The Company entered into separate transactions selling its two nursing home operations subsequent to December 31, 2018. Effective February 1, 2019, the Company completed the sale of its nursing home operations in Reno, Nevada for a purchase price of $13.6 million. On February 15, 2019, the Company entered into a Purchase and Sale Agreement to sell its other nursing home operation in San Marcos, Texas for a purchase price of $7.6 million. The amount of each transaction did not meet the threshold of a Material Definitive Agreement for purposes of filing a Current Report on Form 8-K. At December 31, 2018, the assets of the Reno and San Marcos entities were included in Other Assets on the Consolidated Balance Sheets as held for sale at their combined book values which was lower than the aggregate purchase price for the two facilities.

Subsequent events have been evaluated through the date of filing and no other reportable items were identified.

NATIONAL WESTERN LIFE GROUP, INC.
SCHEDULE I
SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2018
(In thousands)

Type of Investment	(1) Cost	Fair Value	Balance Sheet Amount
Fixed maturity bonds:
Securities held to maturity:
United States government and government agencies and authorities	$1,341	1,457	1,341
States, municipalities, and political subdivisions	457,404	464,792	457,404
Public utilities	930,629	923,613	930,629
Corporate	4,715,775	4,656,384	4,715,775
Residential mortgage-backed	1,176,216	1,178,055	1,176,216
Asset-backed	3,889	3,967	3,889
Total securities held to maturity	7,285,254	7,228,268	7,285,254

Securities available for sale:
States, municipalities, and political subdivisions	570	566	566
Foreign governments	9,974	10,004	10,004
Public utilities	82,943	83,471	83,471
Corporate	2,893,221	2,829,056	2,829,056
Residential mortgage-backed	15,947	16,800	16,800
Asset-backed	5,969	6,162	6,162
Total securities available for sale	3,008,624	2,946,059	2,946,059
Total fixed maturity bonds	10,293,878	10,174,327	10,231,313

Equity securities:
Common stocks:
Public utilities	568	945	945
Banks, trust and insurance companies	1,516	2,480	2,480
Corporate	5,812	7,964	7,964
Preferred stocks	6,433	6,102	6,102
Total equity securities	14,329	17,491	17,491

Derivatives, index options	14,684		14,684
Mortgage loans	203,180		203,180
Policy loans	54,724		54,724
Other long-term investments (2)	56,851		56,851
Total investments other than investments in related parties	$10,637,646		10,578,243

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

See accompanying report of Independent Registered Public Accounting Firm.

National Western Life Group, Inc.
Schedule II
Condensed Financial Information of Registrant
Condensed Statements of Financial Position as of December 31, 2018 and 2017
(Parent Company Only)
(in thousands)

	2018	2017

ASSETS
Investment in subsidiaries	$1,896,669	1,830,893
Cash and cash equivalents	1,443	1,303
Federal income tax receivable	4,185	3,019
Deferred Federal income tax asset	—	51
Other assets	353	383

Total assets	$1,902,650	1,835,649

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Due to subsidiaries	$—	—
Deferred Federal income tax liability	397	—
Other liabilities	1,476	3,475

Total liabilities	1,873	3,475

Stockholders' Equity:
Common Stock:
Class A - $.01 par value in 2018 and 2017; 7,500,000 shares authorized; 3,436,020 shares issued and outstanding in 2018 and 3,436,166 shares issued and outstanding in 2017	34	34
Class B - $.01 par value in 2018 and 2017; 200,000 shares authorized, issued, and outstanding in 2018 and 2017	2	2
Additional paid-in capital	41,716	41,716
Accumulated other comprehensive income (loss)	(37,015)	14,281
Retained earnings	1,896,040	1,776,141

Total stockholders’ equity	1,900,777	1,832,174

Total liabilities and stockholders' equity	$1,902,650	1,835,649

See Notes to Condensed Financial Information of Registrant

National Western Life Group, Inc.
Schedule II
Condensed Financial Information of Registrant
Condensed Statements of Operations for the Years Ended December 31, 2018, 2017 and 2016
(Parent Company Only)
(in thousands)

	2018	2017	2016

Revenues:
Dividend income from subsidiaries	$5,957	7,000	3,000

Total revenues	5,957	7,000	3,000

Expenses:
Other operating expenses	2,617	4,199	4,493

Total expenses	2,617	4,199	4,493

Earnings/(loss) before Federal income taxes	3,340	2,801	(1,493)
Federal income taxes/(benefit)	(717)	(1,495)	(1,539)

Earnings before equity/(loss) in earnings of affiliates	4,057	4,296	46
Equity/(loss) in earnings of affiliates	112,701	106,125	100,846

Net earnings/(loss)	$116,758	110,421	100,892

See Notes to Condensed Financial Information of Registrant

National Western Life Group, Inc.
Schedule II
Condensed Financial Information of Registrant
Condensed Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016
(Parent Company Only)
(in thousands)

	2018	2017	2016

Cash flows from operating activities:
Net earnings/(loss)	$116,758	110,421	100,892
Adjustments to reconcile net earnings/(loss) to cash provided by operating activities:
Equity in earnings/(loss) of affiliates	(112,701)	(106,125)	(100,846)
Depreciation and amortization	30	30	30
Change in:
Federal income tax, net	(1,166)	(1,843)	(1,008)
Deferred Federal income tax	448	348	(530)
Due to subsidiaries, net	—	(608)	608
Other, net	(1,956)	(917)	1,896

Net cash provided by operating activities	1,413	1,306	1,042

Cash flows from financing activities:
Dividends on common stock	(1,273)	(1,273)	(1,273)

Net cash provided by (used in) financing activities	(1,273)	(1,273)	(1,273)

Net increase (decrease) in cash and cash equivalents	140	33	(231)
Cash and cash equivalents at the beginning of year	1,303	1,270	1,501

Cash and cash equivalents at the end of year	$1,443	1,303	1,270

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

2. Dividend Payments

In the years ended December 31, 2018, 2017 and 2016, dividends of $6.0 million, $7.0 million and $3.0 million were declared and paid by NWLIC to NWLGI, respectively. These are in addition to the property dividends noted above. These dividend payments are eliminated in the consolidated financial statements.

NATIONAL WESTERN LIFE GROUP, INC.
SCHEDULE V
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2018, 2017 and 2016
(In thousands)

Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	Reductions	Transfers	Balance at End of Period

Valuation accounts deducted from applicable assets:

Allowance for possible losses on mortgage loans:

December 31, 2018	$650	25	—	—	675

December 31, 2017	$650	—	—	—	650

December 31, 2016	$650	—	—	—	650

Allowance for possible losses on real estate:

December 31, 2018	$611	—	—	—	611

December 31, 2017	$611	—	—	—	611

December 31, 2016	$1,629	—	(1,018)	—	611

Notes:
(1) Amounts were recorded to realized (gains) losses on investments.

See accompanying report of Independent Registered Public Accounting Firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL WESTERN LIFE GROUP, INC.
(Registrant)

Date:	March 1, 2019	/S/Ross R. Moody
By: Ross R. Moody, Chairman of the Board, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

	Chairman Emeritus	March 1, 2019
Robert L. Moody, Sr.

/S/Ross R. Moody	Chairman of the Board, President	March 1, 2019
Ross R. Moody	and Chief Executive Officer
(Principal Executive Officer)

/S/Brian M. Pribyl	Senior Vice President - Chief Financial Officer,	March 1, 2019
Brian M. Pribyl	and Treasurer
(Principal Financial Officer)
(Principal Accounting Officer)

/S/Thomas A. Blackwell	Director	March 1, 2019
Thomas A. Blackwell

/S/David S. Boone	Director	March 1, 2019
David S. Boone

/S/Stephen E. Glasgow	Director	March 1, 2019
Stephen E. Glasgow

/S/E. Douglas McLeod	Director	March 1, 2019
E. Douglas McLeod

/S/Charles D. Milos	Director	March 1, 2019
Charles D. Milos

	Director	March 1, 2019
Ann M. Moody

/S/Frances A. Moody-Dahlberg	Director	March 1, 2019
Frances A. Moody-Dahlberg

/S/E.J. Pederson	Director	March 1, 2019
E.J. Pederson