Form 10-Q
period 2019-03-31
National Western Life Group, Inc.
filed 2019-05-10
CIK 1635984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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
Large accelerated filer  ☒  Accelerated filer  ☐   Non-accelerated filer (Do not check if a smaller reporting company)  ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒
As of May 9, 2019, the number of shares of Registrant's common stock outstanding was: Class A – 3,436,020 and  Class B - 200,000.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
ASSETS	March 31, 2019	December 31, 2018

Investments:
Debt securities held to maturity, at amortized cost (fair value: $7,529,552 and $7,228,268)	$7,428,925	7,285,254
Debt securities available for sale, at fair value (cost: $3,306,789 and $3,008,624)	3,334,485	2,946,059
Mortgage loans, net of allowance for possible losses ($675 and $675)	205,368	203,180
Policy loans	81,162	54,724
Derivatives, index options	71,001	14,684
Equity securities, at fair value (cost: $14,374 and $14,329)	19,196	17,491
Other long-term investments	68,167	56,851

Total investments	11,208,304	10,578,243

Cash and cash equivalents	91,936	131,976
Deferred policy acquisition costs	793,940	841,704
Deferred sales inducements	123,880	133,714
Value of business acquired	145,696	—
Accrued investment income	105,650	96,338
Federal income tax receivable	—	17,934
Other assets	179,470	131,782

Total assets	$12,648,876	11,931,691

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY	March 31, 2019	December 31, 2018

LIABILITIES:

Future policy benefits:
Universal life and annuity contracts	$9,524,265	9,608,850
Traditional life reserves	828,189	135,436
Other policyholder liabilities	148,809	135,694
Deferred Federal income tax liability	41,705	39,384
Federal income tax payable	1,282	—
Other liabilities	121,726	111,550

Total liabilities	10,665,976	10,030,914

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:

Common stock:
Class A - $.01 par value; 7,500,000 shares authorized; 3,436,020 issued and outstanding in 2019 and 2018	34	34
Class B - $.01 par value; 200,000 shares authorized, issued, and outstanding in 2019 and 2018	2	2
Additional paid-in capital	41,716	41,716
Accumulated other comprehensive income (loss)	4,910	(37,015)
Retained earnings	1,936,238	1,896,040

Total stockholders’ equity	1,982,900	1,900,777

Total liabilities and stockholders' equity	$12,648,876	11,931,691

Note:  The Condensed Consolidated Balance Sheet at December 31, 2018 has been derived from the audited Consolidated Financial Statements as of that date.

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended March 31, 2019 and 2018
(Unaudited)
(In thousands, except per share amounts)

	2019	2018

Premiums and other revenues:
Universal life and annuity contract charges	$37,953	38,520
Traditional life premiums	17,583	4,145
Net investment income	151,331	60,745
Other revenues	6,413	4,997
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) gains (losses)	3	3
Portion of OTTI (gains) losses recognized in other comprehensive income	(3)	(3)
Net OTTI losses recognized in earnings	—	—
Other net investment gains (losses)	4,629	611
Total net realized investment gains (losses)	4,629	611
Total revenues	217,909	109,018

Benefits and expenses:
Life and other policy benefits	28,189	21,401
Amortization of deferred policy acquisition costs and value of business acquired	32,164	32,229
Universal life and annuity contract interest	80,916	(1,818)
Other operating expenses	26,049	23,633

Total benefits and expenses	167,318	75,445

Earnings before Federal income taxes	50,591	33,573

Federal income taxes	10,393	6,698

Net earnings	$40,198	26,875

Basic earnings per share:
Class A	$11.37	$7.60
Class B	$5.68	$3.80

Diluted earnings per share:
Class A	$11.37	$7.60
Class B	$5.68	$3.80

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2019 and 2018
(Unaudited)
(In thousands)

	2019	2018

Net earnings	$40,198	26,875

Other comprehensive income (loss), net of effects of deferred costs and taxes:
Unrealized gains (losses) on securities:
Net unrealized holding gains (losses) arising during period	42,743	(34,754)
Net unrealized liquidity gains (losses)	1	—
Reclassification adjustment for net amounts included in net earnings	(868)	(33)

Net unrealized gains (losses) on securities	41,876	(34,787)

Foreign currency translation adjustments	553	1,168

Benefit plans:
Amortization of net prior service cost and net gain (loss)	(504)	2,801

Other comprehensive income (loss)	41,925	(30,818)

Comprehensive income (loss)	$82,123	(3,943)

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY For the Three Months Ended March 31, 2019 and 2018 (Unaudited) (In thousands)

	2019	2018

Common stock:
Balance at beginning of period	$36	36
Shares exercised under stock option plan	—	—

Balance at end of period	36	36

Additional paid-in capital:
Balance at beginning of period	41,716	41,716
Shares exercised under stock option plan	—	—

Balance at end of period	41,716	41,716

Accumulated other comprehensive income:
Unrealized gains (losses) on non-impaired securities:
Balance at beginning of period	(30,286)	33,664
Change in unrealized gains (losses) during period, net of tax	41,875	(34,787)
Cumulative effect of change in accounting principle, net of tax	—	(4,414)

Balance at end of period	11,589	(5,537)

Unrealized losses on impaired held to maturity securities:
Balance at beginning of period	(7)	(10)
Amortization	2	2
Other-than-temporary impairments, non-credit, net of tax	—	—
Additional credit loss on previously impaired securities	—	—
Change in shadow deferred policy acquisition costs	(1)	(2)

Balance at end of period	(6)	(10)

Unrealized losses on impaired available for sale securities:
Balance at beginning of period	(2)	(1)
Other-than-temporary impairments, non-credit, net of tax	—	—
Change in shadow deferred policy acquisition costs	—	—
Recoveries, net of tax	—	—

Balance at end of period	(2)	(1)

	Continued on Next Page

NATIONAL WESTERN LIFE GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued) For the Three Months Ended March 31, 2019 and 2018 (Unaudited) (In thousands)

	2019	2018

Foreign currency translation adjustments:
Balance at beginning of period	4,577	3,223
Change in translation adjustments during period	553	1,168

Balance at end of period	5,130	4,391

Benefit plan liability adjustment:
Balance at beginning of period	(11,297)	(22,595)
Amortization of net prior service cost and net loss, net of tax	(504)	2,801

Balance at end of period	(11,801)	(19,794)

Accumulated other comprehensive income (loss) at end of period	4,910	(20,951)

Retained earnings:
Balance at beginning of period	1,896,040	1,776,141
Cumulative effect of change in accounting principle, net of tax	—	4,414
Net earnings	40,198	26,875
Stockholder dividends	—	—

Balance at end of period	1,936,238	1,807,430

Total stockholders' equity	$1,982,900	1,828,231

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Three Months Ended March 31, 2019 and 2018 (Unaudited) (In thousands)

	2019	2018

Cash flows from operating activities:
Net earnings	$40,198	26,875
Adjustments to reconcile net earnings to net cash from operating activities:
Universal life and annuity contract interest	80,916	(1,818)
Surrender charges and other policy revenues	(8,049)	(8,988)
Realized (gains) losses on investments	(4,629)	(611)
Accretion/amortization of discounts and premiums, investments	490	123
Depreciation and amortization	4,455	3,021
(Increase) decrease in value of equity securities	(1,951)	541
(Increase) decrease in value of derivatives	(42,003)	44,394
(Increase) decrease in deferred policy acquisition and sales inducement costs	20,342	11,673
(Increase) decrease in accrued investment income	(3,195)	(2,966)
(Increase) decrease in other assets	(1,790)	(7,635)
Increase (decrease) in liabilities for future policy benefits	(776)	2,594
Increase (decrease) in other policyholder liabilities	(753)	9,101
Increase (decrease) in Federal income tax liability	19,114	(13,451)
Increase (decrease) in deferred Federal income tax	(8,823)	11,864
Increase (decrease) in other liabilities	(4,142)	(1,844)

Net cash provided by operating activities	89,404	72,873

Cash flows from investing activities:
Proceeds from sales of:
Debt securities available for sale	73,257	—
Other investments	13,193	140
Proceeds from maturities and redemptions of:
Debt securities held to maturity	137,732	113,157
Debt securities available for sale	55,569	7,156
Derivatives, index options	3,047	59,321
Property and equipment	—	9
Purchases of:
Debt securities held to maturity	(20,690)	(142,867)
Debt securities available for sale	(20,474)	(126,544)
Equity securities	(262)	(376)
Derivatives, index options	(18,264)	(22,556)
Other investments	(6,908)	(96)
Property and equipment	(77)	(2,553)
Payment to acquire businesses, net of cash acquired	(189,120)	—

	Continued on Next Page

NATIONAL WESTERN LIFE GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) For the Three Months Ended March 31, 2019 and 2018 (Unaudited) (In thousands)

	2019	2018

Principal payments on mortgage loans	15,171	3,365
Cost of mortgage loans acquired	(17,271)	(24)
Decrease (increase) in policy loans	1,690	890

Net cash provided by/(used in) investing activities	26,593	(110,978)

Cash flows from financing activities:
Deposits to account balances for universal life and annuity contracts	92,153	154,914
Return of account balances on universal life and annuity contracts	(248,890)	(252,988)

Net cash provided by (used in) financing activities	(156,737)	(98,074)

Effect of foreign exchange	700	1,479

Net increase (decrease) in cash and cash equivalents	(40,040)	(134,700)
Cash and cash equivalents at beginning of period	131,976	217,624

Cash and cash equivalents at end of period	$91,936	82,924

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid (received) during the period for:
Interest	$19	10
Income taxes	$1	8,283

Noncash operating activities:
Deferral of sales inducements	$(4,105)	(3,007)

Noncash investing activities:
Contingent consideration to acquire businesses	$3,700	—

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)	CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position of National Western Life Group, Inc. ("NWLGI") and its wholly owned subsidiaries (“Company”) as of March 31, 2019, and the results of its operations and its cash flows for the three months ended March 31, 2019 and March 31, 2018. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year. It is recommended that these Condensed Consolidated Financial Statements be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 which is accessible free of charge through the Company's internet site at www.nwlgi.com or the Securities and Exchange Commission internet site at www.sec.gov. The Condensed Consolidated Balance Sheet at December 31, 2018 has been derived from the audited consolidated financial statements as of that date.

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of NWLGI and its wholly owned subsidiaries: National Western Life Insurance Company ("NWLIC" or "National Western"), Regent Care San Marcos Holdings, LLC, NWL Services, Inc., and N.I.S. Financial Services, Inc. ("NIS"). National Western's wholly owned subsidiaries include The Westcap Corporation, NWL Financial, Inc., NWLSM, Inc., Braker P III, LLC, and Ozark National Life Insurance Company ("Ozark National"). The results of operations for Ozark National and NIS include the two months ended March 31, 2019, subsequent to their acquisition effective January 31, 2019. All significant intercorporate transactions and accounts have been eliminated in consolidation.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates in the accompanying Condensed Consolidated Financial Statements include: (1) liabilities for future policy benefits, (2) valuation of derivative instruments, (3) recoverability and amortization of deferred policy acquisition costs, (4) valuation allowances for deferred tax assets, (5) other-than-temporary impairment losses on debt securities, (6) commitments and contingencies, and (7) valuation allowances for mortgage loans and real estate. During the first quarter of 2019, the Company incorporated accounting estimates for business combinations, value of business acquired, and fair value measurement as a result of its acquisition of Ozark National and NIS.

The table below shows the unrealized gains and losses on available-for-sale securities that were reclassified out of accumulated other comprehensive income for the three months ended March 31, 2019 and March 31, 2018.

Affected Line Item in the Statements of Earnings	Amount Reclassified From Accumulated Other Comprehensive Income
	Three Months Ended March 31,
	2019	2018
	(In thousands)

Other net investment gains (losses)	$1,099	40
Net OTTI losses recognized in earnings	—	—
Earnings before Federal income taxes	1,099	40
Federal income taxes	231	7

Net earnings	$868	33

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(2)	NEW ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements not yet adopted

On April 25, 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The amendments in this Update add clarification and correction to various aspects of the following guidance previously issued related to financial instruments, based on feedback from stakeholders.

A. ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments Areas for improvement. The amendments clarify guidance and implementation around accrued interest, transfers between classifications or categories for loans and debt securities, consideration of recoveries in estimating allowances, reinsurance recoveries, consideration of prepayments and estimated costs to sell when foreclosure is probable. Additionally, the amendments correct certain cross-references.

B. ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Liabilities. The amendments clarify the scope of the original Update, and add clarification on the guidance and implementation around fair value disclosure requirements for nonpublic entities, measurement alternatives for equity securities without readily determinable fair values at nonrecurring fair value measurement, remeasurement of equity securities without readily determinable fair values at historical exchange rates, and associated disclosure requirements.

C. ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments clarify the guidance and implementation around partial-term fair value hedges of interest rate risk, amortization of fair value hedge basis adjustments, disclosure of fair value hedge basis adjustments, consideration of the hedged contractually specified interest rate under the hypothetical derivative method, scope for nonpublic entities, and application of a first-payments-received cash flow hedging technique to overall cash flows on a group of variable interest payments.

The amendments contained in this update will be effective for the same fiscal years in which the original ASU becomes effective, or, if already implemented, annual periods beginning after the issuance of this update. The Company will be primarily affected by the clarifications provided to ASU 2016-13, which is still pending adoption.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Recent accounting pronouncements adopted
In August 2018, the SEC released a final rule updating disclosure requirements, Disclosure Update and Simplification, which resulted in the additional interim disclosure of an analysis of changes in stockholders’ equity to be required for the current and comparative quarter and year-to-date interim periods. Registrants are required to provide an analysis of changes in each caption of stockholders’ equity and noncontrolling interests, which will be accompanied by dividends per share and in the aggregate for each class of shares. The disclosure must be presented in the form of a reconciliation, either as a separate statement or in the footnotes. The adoption of this ASU in 2019 did not have a material effect on the results of operations or financial position of the Company as this information in year-to-date format is already provided.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In March 2017, the FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs: Premium Amortization on Purchased Callable Debt Securities, which amends the amortization period for certain purchased callable debt securities held at a premium. The amortization period for premiums is being shortened to the earliest call date. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The adoption of this ASU in 2019 did not have a material effect on the results of operations or financial position of the Company.
In February 2016, the FASB issued new guidance on leasing transactions (ASU 2016-02, Leases - Topic 842). The new guidance is effective for the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and requires a modified retrospective transition approach (subject to optional practical expedients). The new guidance requires a lessee to recognize assets and liabilities for leases with lease terms of more than 12 months. Leases would be classified as finance or operating leases and both types of leases will be recognized on the balance sheet. Lessor accounting will remain largely unchanged from current guidance except for certain targeted changes. The new guidance will also require new qualitative and quantitative disclosures. Early adoption is permitted. The Company elected to early adopt this guidance in 2018. There was no material impact to the Company’s financial position, results of operations or cash flows as the result of the adoption of this ASU in 2018.
Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future Consolidated Financial Statements.

(3)	STOCKHOLDERS' EQUITY

NWLIC is restricted by state insurance laws as to dividend amounts which may be paid to stockholders without prior approval from the Colorado Division of Insurance.  The restrictions are based on the lesser of statutory earnings from operations, excluding capital gains, from the prior calendar year or 10% of statutory surplus of the company as of the previous calendar year-end.  Under these guidelines the maximum dividend payment which may be made without prior approval in 2019 is $30.7 million. As the sole owner of NWLIC, all dividends declared by National Western are payable entirely to NWLGI and are eliminated in consolidation.

Ozark National is similarly restricted under the state insurance laws of Missouri as to dividend amounts which may be paid to stockholders without prior approval to the greater of 10% of the statutory surplus of the company from the prior year-end or the company's net gain from operations, excluding capital gains, from the prior calendar year. Based upon this restriction, the maximum dividend payment which may be made in 2019 without prior approval is $20.4 million. As part of the Stock Purchase Agreement dated October 3, 2018, by and between NWLIC and Ozark National's previous owner, the Missouri Department of Insurance granted approval for an extraordinary dividend of $102.7 million to be paid to the prior owner concurrent with the closing of the transaction effective January 31, 2019. Consequently, any additional dividends during 2019 will require prior approval of the Missouri Department of Insurance. As the sole owner of Ozark National, all dividends declared by Ozark National going forward are payable entirely to NWLIC and are eliminated in consolidation.

In the first quarter of 2019, National Western declared and paid a $32.0 million dividend to NWLGI the proceeds of which were used as part of the cash purchase of NIS. In the first quarter of 2018, National Western declared and paid a $3.0 million dividend to NWLGI. Ozark National did not declare or pay cash dividends on its shares during the two month period ended March 31, 2019.

NWLGI did not declare or pay cash dividends on its common shares during the three months ended March 31, 2019 and 2018.

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

	Three Months Ended March 31,
	2019		2018
	Class A	Class B	Class A	Class B
	(In thousands except per share amounts)

Numerator for Basic and Diluted Earnings Per Share:
Net income	$40,198		26,875
Dividends - Class A shares	—		—
Dividends - Class B shares	—		—

Undistributed earnings	$40,198		26,875

Allocation of net income:
Dividends	$—	—	—	—
Allocation of undistributed income	39,061	1,137	26,115	760

Net earnings	$39,061	1,137	26,115	760

Denominator:
Basic earnings per share - weighted-average shares	3,436	200	3,436	200
Effect of dilutive stock options	—	—	—	—

Diluted earnings per share - adjusted weighted-average shares for assumed conversions	3,436	200	3,436	200

Basic Earnings Per Share	$11.37	5.68	7.60	3.80

Diluted Earnings Per Share	$11.37	5.68	7.60	3.80

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(5)	PENSION AND OTHER POSTRETIREMENT PLANS

(A)	Defined Benefit Pension Plans

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

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)

Service cost	$24	28
Interest cost	210	225
Expected return on plan assets	(272)	(325)
Amortization of prior service cost	—	—
Amortization of net loss	165	131

Net periodic benefit cost	$127	59

The service cost shown above for each period represents plan expenses expected to be paid out of plan assets. Under the clarified rules of the Pension Protection Act, plan expenses paid from plan assets are to be included in the plan's service cost component.

The Company's minimum required contribution for the 2019 plan year is $0.4 million. There was $0.5 million in planned contributions remaining for the 2018 plan year as of March 31, 2019. As of March 31, 2019, the Company had made $0.0 million in contributions to the plan for the 2019 plan year.

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

The following table summarizes the components of net periodic benefit costs for the non-qualified defined benefit plans.

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)

Service cost	$125	90
Interest cost	256	213
Amortization of prior service cost	15	15
Amortization of net loss	348	176

Net periodic benefit cost	$744	494

The Company expects to contribute $2.0 million to these plans in 2019.  As of March 31, 2019, the Company has contributed $0.4 million to the plans.

The components of net periodic benefit cost including service cost are reported in the line item “Other operating expenses” in the income statement.

Ozark National and NIS have no defined benefit plans.

(B)	Postretirement Employment Plans Other Than Pension

National Western sponsors two healthcare plans that were amended in 2004 to provide postretirement benefits to certain fully-vested individuals.  The plan is unfunded. The following table summarizes the components of net periodic benefit costs.

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)

Interest cost	$49	40
Amortization of prior service cost	13	26
Amortization of net loss	61	37

Net periodic benefit cost	$123	103

The Company expects to contribute minimal amounts to the plan in 2019. Ozark National and NIS do not offer postemployment benefits.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The components of net periodic benefit cost including service cost are reported in the line item “Other operating expenses” in the income statement.

(6)	SEGMENT AND OTHER OPERATING INFORMATION

The Company defines its reportable operating segments as domestic life insurance, international life insurance, annuities, and acquired companies. These segments are organized based on product types, geographic marketing areas, and business groupings. Ozark National and NIS have been combined into the segment "Acquired Businesses" given its inter-related marketing and sales approach which consists of a coordinated sale of a non-participating whole life insurance product (Ozark National) and a mutual fund investment product (NIS). As disclosed in the Company's filings for 2018, National Western discontinued accepting applications for the Company's international products from foreign residents in May 2018. A fifth category "All Others" primarily includes investments and earnings of non-operating subsidiaries as well as other remaining investments and assets not otherwise supporting specific segment operations.

A summary of segment information as of March 31, 2019 and December 31, 2018 for the Condensed Consolidated Balance Sheet items and for the three months ended March 31, 2019 and March 31, 2018 for the Condensed Consolidated Statement of Earnings is provided below.

Condensed Consolidated Balance Sheet Items:

	March 31, 2019
	Domestic Life Insurance	International Life Insurance	Annuities	Acquired Businesses	All Others	Totals
	(In thousands)

Deferred policy acquisition costs, sales inducements, and value of business acquired	$118,471	231,166	567,505	146,374	—	1,063,516
Total segment assets	1,243,412	1,185,862	8,569,375	940,933	366,626	12,306,208
Future policy benefits	1,075,603	890,562	7,691,496	694,793	—	10,352,454
Other policyholder liabilities	18,156	14,700	101,485	14,468	—	148,809

	December 31, 2018
	Domestic Life Insurance	International Life Insurance	Annuities	Acquired Businesses	All Others	Totals
	(In thousands)

Deferred policy acquisition costs and sales inducements	$122,661	243,518	609,239	—	—	975,418
Total segment assets	1,215,864	1,211,036	8,791,463	—	370,118	11,588,481
Future policy benefits	1,039,150	894,891	7,810,245	—	—	9,744,286
Other policyholder liabilities	17,439	20,381	97,874	—	—	135,694

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Condensed Consolidated Statement of Earnings:

	Three Months Ended March 31, 2019
	Domestic Life Insurance	International Life Insurance	Annuities	Acquired Businesses	All Others	Totals
	(In thousands)

Premiums and contract revenues	$10,804	26,063	4,868	13,801	—	55,536
Net investment income	23,499	14,017	103,154	3,976	6,685	151,331
Other revenues	44	21	8	1,441	4,899	6,413

Total revenues	34,347	40,101	108,030	19,218	11,584	213,280

Life and other policy benefits	3,922	2,162	11,430	10,675	—	28,189
Amortization of deferred policy acquisition costs and value of business acquired	3,410	7,294	19,712	1,748	—	32,164
Universal life and annuity contract interest	21,441	11,993	47,482	—	—	80,916
Other operating expenses	4,123	4,264	7,508	3,085	7,069	26,049
Federal income taxes (benefit)	324	3,208	4,883	747	259	9,421

Total expenses	33,220	28,921	91,015	16,255	7,328	176,739

Segment earnings (loss)	$1,127	11,180	17,015	2,963	4,256	36,541

	Three Months Ended March 31, 2018
	Domestic Life Insurance	International Life Insurance	Annuities	Acquired Businesses	All Others	Totals
	(In thousands)

Premiums and contract revenues	$9,601	27,917	5,147	—	—	42,665
Net investment income	663	1,971	53,543	—	4,568	60,745
Other revenues	—	30	19	—	4,948	4,997

Total revenues	10,264	29,918	58,709	—	9,516	108,407

Life and other policy benefits	4,809	5,728	10,864	—	—	21,401
Amortization of deferred acquisition costs	2,675	7,380	22,174	—	—	32,229
Universal life and annuity contract interest	(2,861)	(1,150)	2,193	—	—	(1,818)
Other operating expenses	5,147	5,381	7,935	—	5,170	23,633
Federal income taxes (benefit)	98	2,507	3,098	—	867	6,570

Total expenses	9,868	19,846	46,264	—	6,037	82,015

Segment earnings (loss)	$396	10,072	12,445	—	3,479	26,392

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Reconciliations of segment information to the Company's Condensed Consolidated Financial Statements are provided below.

	Three Months Ended March 31,
	2019	2018
	(In thousands)

Premiums and Other Revenues:
Premiums and contract revenues	$55,536	42,665
Net investment income	151,331	60,745
Other revenues	6,413	4,997
Realized gains (losses) on investments	4,629	611

Total condensed consolidated premiums and other revenues	$217,909	109,018

	Three Months Ended March 31,
	2019	2018
	(In thousands)

Federal Income Taxes:
Total segment Federal income taxes	$9,421	6,570
Taxes on realized gains (losses) on investments	972	128

Total condensed consolidated Federal income taxes	$10,393	6,698

	Three Months Ended March 31,
	2019	2018
	(In thousands)

Net Earnings:
Total segment earnings	$36,541	26,392
Realized gains (losses) on investments, net of taxes	3,657	483

Total condensed consolidated net earnings	$40,198	26,875

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	March 31,	December 31,
	2019	2018
	(In thousands)

Assets:
Total segment assets	$12,306,208	11,588,481
Other unallocated assets	342,668	343,210

Total condensed consolidated assets	$12,648,876	11,931,691

(7)	SHARE-BASED PAYMENTS

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

All of the employees of the Company and its subsidiaries are eligible to participate in the current Incentive Plan. In addition, directors of the Company are eligible to receive the same types of awards as employees except that they are not eligible to receive incentive stock options. Company directors, including members of the Compensation and Stock Option Committee, are eligible for nondiscretionary stock options. At the end of 2018, all stock options granted under the 1995 Plan and 2008 Plan had been exercised, forfeited, or expired. SARs granted prior to 2016 vest 20% annually following three years of service following the grant date. Employee SARs granted 2016 forward vest 33.3% annually following one year of service from the date of the grant. Directors' stock option and SARs grants vest 20% annually following one year of service from the date of grant.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other awards may involve performance share units ("PSUs") which are units granted at a specified dollar amount per unit, typically linked to the Company's Class A common share price, that are subsequently multiplied by an attained performance factor to derive the number of PSUs to be paid as cash compensation at the vesting date. PSUs also vest three years from the date of grant. For PSUs, the performance period begins the first day of the calendar year in which the PSUs are granted and runs three calendar years. At that time, the three-year performance outcome will be measured against the pre-defined target amounts to determine the number of PSUs earned as compensation which are paid at the closing price of the Company's Class A common shares on the vesting date.

PSU awards covering the three year measurement period ended December 31, 2018 were paid out in March of 2019. The performance factor during the measurement period used to determine compensation payouts was 93.86% of the pre-defined metric target.

Directors of the Company are eligible to receive RSUs under the Incentive Plan. Unlike RSUs granted to officers, the RSUs granted to directors vest one year from the date of grant. They are payable in cash at the vesting date equal to the closing price of the Company's Class A common shares at that time.

No awards were granted to officers and directors during the three months ended March 31, 2019 and 2018.

The Company uses the current fair value method to measure compensation cost for awards granted under the share-based plans.
As of March 31, 2019 and December 31, 2018, the liability balance was $7.9 million and $11.9 million, respectively. A summary of awards by type and related activity is detailed below.

Options Outstanding
	Shares Available For Grant	Shares	Weighted- Average Exercise Price

Stock Options:
Balance at January 1, 2019	291,000	—	$—
Exercised	—	—	$—
Forfeited	—	—	$—
Expired	—	—	$—
Stock options granted	—	—	$—

Balance at March 31, 2019	291,000	—	$—

	Liability Awards
	SAR	RSU	PSU

Other Share/Unit Awards:
Balance at January 1, 2019	89,443	13,170	19,122
Exercised	—	(3,051)	(5,426)
Forfeited	(543)	(200)	(401)
Granted	—	—	—

Balance at March 31, 2019	88,900	9,919	13,295

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Stock options, SARs, RSUs, and PSUs shown as forfeited in the above tables represent vested and unvested awards not exercised by plan participants prior to their termination from the Company. Forfeited stock options, if any, are not shown as being added back to the "Shares Available For Grant" balance as they were awarded under the 1995 Plan which was terminated during calendar year 2010.

The total intrinsic value of share-based compensation exercised was $2.5 million and $1.5 million for the three months ended March 31, 2019 and 2018, respectively. The total share-based compensation paid was $2.5 million and $1.5 million for the three months ended March 31, 2019 and 2018, respectively. The total fair value of stock options, SARs, RSUs, and PSUs vested during the three months ended March 31, 2019 and 2018 was $3.0 million and $0.8 million, respectively. For the three months ended March 31, 2019 and 2018, the total cash received from the exercise of stock options under the Plans was $0.0 million and $0.0 million, respectively.

The following table summarizes information about SARs outstanding at March 31, 2019. There were no options outstanding as of March 31, 2019.

	SARs Outstanding
	Number Outstanding	Weighted- Average Remaining Contractual Life	Number Exercisable

Exercise prices:
$132.56	19,568	2.7 years	19,568
$210.22	25,000	4.7 years	16,400
$216.48	11,649	6.9 years	11,649
$311.16	10,338	7.8 years	6,929
$310.55	203	8.1 years	67
$334.34	9,841	8.6 years	3,329
$303.77	12,301	9.7 years	—

Totals	88,900		57,942

Aggregate intrinsic value (in thousands)	$4,384		$3,935

The aggregate intrinsic value in the table above is based on the closing Class A stock price of $262.47 per share on March 31, 2019.

In estimating the fair value of the share-based awards outstanding at March 31, 2019 and December 31, 2018, the Company employed the Black-Scholes option pricing model with assumptions detailed below.

	March 31, 2019	December 31, 2018

Expected term	2.7 to 9.7 years	3.0 to 10.0 years
Expected volatility weighted-average	22.17%	22.14%
Expected dividend yield	0.14%	0.12%
Risk-free rate weighted-average	2.35%	2.58%

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company reviewed the contractual term relative to the SARs as well as perceived future behavior patterns of exercise. Volatility is based on the Company’s historical volatility over the expected term of the option/SARs expected exercise date.

The pre-tax compensation cost/(benefit) recognized in the financial statements related to these plans was $(1.5) million and $(0.5) million for the three months ended March 31, 2019 and 2018, respectively. The related tax expense/(benefit) recognized was $0.3 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively.

As of March 31, 2019, the total compensation cost related to non-vested share-based awards not yet recognized was $4.8 million.  This amount is expected to be recognized over a weighted-average period of 1.4 years.  The Company recognizes compensation cost over the graded vesting periods.

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
National Western recently defended a two week jury trial in which it was alleged that the Company committed actionable Financial Elder Abuse in its issuance of a $100,000 equity indexed annuity to the Plaintiff in the case of Williams v Pantaleoni et al, Case No. 17CV03462, Butte County California Superior Court.  No final judgment has been issued in the case. The jury verdict awarded $364,499 as compensatory damages on the claim of Financial Elder Abuse and $2.5 million in punitive damages on said claim. There was also an allocated award of $420,608 against the Company for general negligence. The separate awards are not cumulative and a final award based on the separate verdict awards must be determined by the court which will likely result in a verdict equaling approximately $2.92 million. Plaintiff also intends to pursue an award of attorney's fees and costs in the amount of approximately $1 million for a net potential recovery of approximately $4 million. The Company intends to vigorously dispute the verdicts and the amounts awarded in post-trial motions. The Company will also protect its appellate rights pending a final judgment.

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

The Company had $16.0 million commitments to fund new loans and $2.9 million in commitments to extend credit relating to existing loans at March 31, 2019. The Company evaluates each customer's creditworthiness on a case-by-case basis.

(9)	INVESTMENTS

(A)	Investment Gains and Losses

The table below presents realized investment gains and losses, excluding impairment losses, for the periods indicated.

	Three Months Ended March 31,
	2019	2018
	(In thousands)

Available for sale debt securities:
Realized gains on disposal	$1,183	40
Realized losses on disposal	(84)	—
Held to maturity debt securities:
Realized gains on disposal	27	571
Realized losses on disposal	—	—
Equity securities realized gains (losses)	—	—
Real estate gains (losses)	3,503	—

Totals	$4,629	611

Disposals in the held to maturity category during the periods shown represent calls initiated by the credit issuer of the debt security. It is the Company's policy to initiate disposals of debt securities in the held to maturity category only in instances in which the credit status of the issuer comes into question and the realization of all or a significant portion of the investment principal of the holding is deemed to be in jeopardy.

Net real estate gains for the quarter ended March 31, 2019 pertain to the Company's sale of its nursing home operations in Reno, Nevada, and its pending sale of nursing home operations in San Marcos, Texas. The sale of the Reno nursing home was completed effective February 1, 2019 and a gain of $5.7 million was realized on the sale of the land and building associated with the operation. The sale of the San Marcos nursing home was concluded effective May 1, 2019. As of March 31, 2019, the Company recorded a loss of $2.2 million associated with the land and building of this operation based upon the agreed upon allocation of the purchase price.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company uses the specific identification method in computing realized gains and losses. For the three months ended March 31, 2019 and 2018 the percentage of gains on bonds due to the call of securities was 41.4% and 99.0%, respectively. This includes calls out of the Company's available for sale portfolio of debt securities.

The table below presents net impairment losses recognized in earnings for the periods indicated.

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)

Total other-than-temporary impairment gains (losses) on debt securities	$3	3
Portion of loss (gain) recognized in comprehensive income	(3)	(3)

Net impairment losses on debt securities recognized in earnings	—	—
Equity securities impairments		—

Totals	$—	—

The table below presents a roll forward of credit losses on securities for which the Company also recorded non-credit other-than-temporary impairments in other comprehensive loss.

	Three Months Ended March 31, 2019	Year Ended December 31, 2018
	(In thousands)

Beginning balance, cumulative credit losses related to other-than-temporary impairments	$627	627
Reductions for securities sold during current period	—	—
Additions for credit losses not previously recognized in other-than-temporary impairments	—	—

Ending balance, cumulative credit losses related to other-than-temporary impairments	$627	627

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(B)	Debt Securities

The table below presents amortized costs and fair values of debt securities held to maturity at March 31, 2019.

	Debt Securities Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
U.S. agencies	$130,883	678	—	131,561
U.S. Treasury	3,767	126	—	3,893
States and political subdivisions	476,164	14,195	(136)	490,223
Foreign governments	1,159	38	—	1,197
Public utilities	911,697	13,595	(2,366)	922,926
Corporate	4,741,367	79,305	(20,304)	4,800,368
Commercial mortgage-backed	3,051	21	—	3,072
Residential mortgage-backed	1,157,197	20,439	(5,026)	1,172,610
Asset-backed	3,640	65	(3)	3,702

Totals	$7,428,925	128,462	(27,835)	7,529,552

The table below presents amortized costs and fair values of debt securities available for sale at March 31, 2019.

	Debt Securities Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
States and political subdivisions	$100,491	1,864	—	102,355
Foreign governments	9,976	194	—	10,170
Public utilities	80,923	2,095	(148)	82,870
Corporate	2,977,002	44,619	(23,080)	2,998,541
Commercial mortgage-backed	33,027	485	—	33,512
Residential mortgage-backed	15,212	1,025	(120)	16,117
Asset-backed	90,158	825	(63)	90,920

Totals	$3,306,789	51,107	(23,411)	3,334,485

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents amortized costs and fair values of securities held to maturity at December 31, 2018.

	Securities Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
U.S. Treasury	$1,341	116	—	1,457
States and political subdivisions	457,404	9,764	(2,376)	464,792
Public utilities	930,629	5,928	(12,944)	923,613
Corporate	4,715,775	27,652	(87,043)	4,656,384
Residential mortgage-backed	1,176,216	13,771	(11,932)	1,178,055
Asset-backed	3,889	88	(10)	3,967

Totals	$7,285,254	57,319	(114,305)	7,228,268

The table below presents amortized costs and fair values of securities available for sale at December 31, 2018.

	Securities Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
States and political subdivisions	$570	—	(4)	566
Foreign governments	9,974	30	—	10,004
Public utilities	82,943	1,045	(517)	83,471
Corporate	2,893,221	15,473	(79,638)	2,829,056
Residential mortgage-backed	15,947	937	(84)	16,800
Asset-backed	5,969	193	—	6,162

Totals	$3,008,624	17,678	(80,243)	2,946,059

The Company does not consider securities to be other-than-temporarily impaired when the market decline is attributable to factors such as market volatility, liquidity, spread widening and credit quality where it is anticipated that a recovery of all amounts due under the contractual terms of the security will occur and the Company has the intent and ability to hold until recovery or maturity. Based on its review, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2019. The Company monitors the investment portfolio on an ongoing basis for any changes in issuer facts and circumstances that could result in future impairments.

During the three months ended March 31, 2019, the Company recorded no other-than-temporary impairment on debt securities. Unrealized losses for debt securities held to maturity and debt securities available for sale decreased during the first three months of 2019 primarily due to the downward movement in market interest rates during this period (which increases the market price of debt securities).

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Debt Securities balances at March 31, 2019 include Ozark National holdings of $265.2 million in held to maturity and $392.5 million in available for sale. As part of the acquisition effective January 31, 2019 the Company employed purchase accounting procedures in accordance with GAAP which revalued the acquired investment portfolio to their fair values as of the date of the acquisition. These fair values became the book values for Ozark National from that point going forward. Accordingly, unrealized gains and losses for the Ozark National debt securities represent the changes subsequent to the purchase accounting book values established at January 31, 2019.

The following table shows the gross unrealized losses and fair values of the Company's held to maturity debt securities by investment category and length of time the individual securities have been in a continuous unrealized loss position at March 31, 2019.

	Debt Securities Held to Maturity
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
States and political subdivisions	2,925	(3)	8,533	(133)	11,458	(136)
Public utilities	5,332	(34)	193,680	(2,332)	199,012	(2,366)
Corporate	75,247	(930)	1,126,912	(19,374)	1,202,159	(20,304)
Residential mortgage-backed	5,626	(7)	313,590	(5,019)	319,216	(5,026)
Asset-backed	—	—	1,862	(3)	1,862	(3)

Total	$89,130	(974)	1,644,577	(26,861)	1,733,707	(27,835)

The following table shows the gross unrealized losses and fair values of the Company's available for sale debt securities by investment category and length of time the individual securities have been in a continuous unrealized loss position at March 31, 2019.

	Debt Securities Available for Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
Public utilities	—	—	9,844	(148)	9,844	(148)
Corporate	52,799	(1,597)	827,900	(21,483)	880,699	(23,080)
Residential mortgage-backed	—	—	841	(120)	841	(120)
Asset-backed	8,470	(63)	—	—	8,470	(63)

Total	$61,269	$(1,660)	$838,585	$(21,751)	$899,854	$(23,411)

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the gross unrealized losses and fair values of the Company's held to maturity investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2018.

	Securities Held to Maturity
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
States and political subdivisions	$88,253	(2,124)	10,645	(252)	98,898	(2,376)
Public utilities	396,980	(8,371)	98,632	(4,573)	495,612	(12,944)
Corporate	2,144,969	(55,125)	650,401	(31,918)	2,795,370	(87,043)
Residential mortgage-backed	202,986	(2,032)	311,374	(9,900)	514,360	(11,932)
Asset-backed	—	—	1,976	(10)	1,976	(10)

Total	$2,833,188	(67,652)	1,073,028	(46,653)	3,906,216	(114,305)

The following table shows the gross unrealized losses and fair values of the Company's available for sale investments by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2018.

	Securities Available for Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
States and political subdivisions	$566	(4)	—	—	566	(4)
Public utilities	38,903	(517)	—	—	38,903	(517)
Corporate	1,468,953	(44,575)	442,798	(35,063)	1,911,751	(79,638)
Residential mortgage-backed	—	—	878	(84)	878	(84)

Total	$1,508,422	(45,096)	443,676	(35,147)	1,952,098	(80,243)

Debt securities. The gross unrealized losses for debt securities are made up of 306 individual issues, or 19.9% of the total debt securities held by the Company at March 31, 2019. The market value of these bonds as a percent of amortized cost approximates 98.1%. Of the 306 securities, 273, or 89.2%, fall in the 12 months or greater aging category; and 298 were rated investment grade at March 31, 2019.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The amortized cost and fair value of investments in debt securities at March 31, 2019, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Debt Securities Available for Sale		Debt Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Due in 1 year or less	$173,689	176,102	390,291	394,159
Due after 1 year through 5 years	1,112,653	1,128,539	3,016,887	3,066,168
Due after 5 years through 10 years	1,701,123	1,705,183	2,451,482	2,469,058
Due after 10 years	180,927	184,112	406,377	420,783
	3,168,392	3,193,936	6,265,037	6,350,168

Mortgage and asset-backed securities	138,397	140,549	1,163,888	1,179,384

Total	$3,306,789	3,334,485	7,428,925	7,529,552

(C)	Transfer of Securities

During the three months ended March 31, 2019 the Company made no transfers from the held to maturity category to securities available for sale.

(D) Mortgage Loans and Real Estate

A financing receivable is a contractual right to receive money on demand or on fixed or determinable dates that is recognized as an asset in a company's statement of financial position. The Company's mortgage, participation and mezzanine loans on real estate are the only financing receivables included in the Condensed Consolidated Balance Sheets.

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

Loans in foreclosure, loans considered impaired or loans past due 90 days or more are placed on a non-accrual status. If a mortgage loan is determined to be on non-accrual status, the mortgage loan does not accrue any revenue into the Condensed Consolidated Statements of Earnings. The loan is independently monitored and evaluated as to potential impairment or foreclosure. If delinquent payments are made and the loan is brought current, then the Company returns the loan to active status and accrues income accordingly. The Company had no mortgage loans past due 90 days or more at March 31, 2019 or 2018 and as a result all interest income was recognized at March 31, 2019 and 2018.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table represents the mortgage loan portfolio by loan-to-value ratio.

	March 31, 2019		December 31, 2018
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Loan-to-Value Ratio (1):
Less than 50%	$59,797	29.0	$66,371	32.6
50% to 60%	37,904	18.4	22,610	11.1
60% to 70%	96,435	46.8	102,857	50.4
70% to 80%	6,566	3.2	6,642	3.3
80% to 90%	5,341	2.6	5,375	2.6
Greater than 90%	—	—	—	—
Gross balance	206,043	100.0	203,855	100.0

Allowance for possible losses	(675)	(0.3)	(675)	(0.3)

Totals	$205,368	99.7	$203,180	99.7

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

The following table represents the mortgage loan allowance for the periods shown.

	March 31, 2019	December 31, 2018
	(In thousands)

Balance, beginning of period	$675	650
Provision	—	25
Releases	—	—

Balance, end of period	$675	675

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company's direct investments in real estate are not a significant portion of its total investment portfolio and totaled approximately $40.1 million and $35.7 million at March 31, 2019 and December 31, 2018, respectively. Included in the amount at March 31, 2019 is a surface parking property owned by Ozark National which it leases. The value of this real estate investment was appraised at $4.3 million at January 31, 2019 as part of the purchase accounting done as of that date. The Company recognized operating income on real estate properties of approximately $0.6 million and $0.5 million for the first three months of 2019 and 2018, respectively.

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

Level 3:  Fair value is based on significant unobservable inputs which reflect the entity’s or third party pricing service’s assumptions about the assumptions market participants would use in pricing an asset or liability. The Company’s Level 3 assets are over-the-counter derivative contracts and the Company’s Level 3 liabilities consist of share-based compensation obligations, certain product-related embedded derivatives, and contingent consideration in the acquisition of businesses. Valuations are estimated based on non-binding broker prices or internally developed valuation models or methodologies, discounted cash flow models and other similar techniques.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables set forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of the date indicated:

	March 31, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale	$3,334,485	—	3,334,485	—
Equity securities	19,196	19,196	—	—
Derivatives, index options	71,001	—	—	71,001

Total assets	$3,424,682	19,196	3,334,485	71,001

Policyholder account balances (a)	$86,127	—	—	86,127
Other liabilities (b)	11,598	—	—	11,598

Total liabilities	$97,725	—	—	97,725

During the three months ended March 31, 2019, the Company made no transfers into or out of Levels 1, 2 or 3.

	December 31, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale	$2,946,059	—	2,946,059	—
Equity securities, available for sale	17,491	17,491	—	—
Derivatives, index options	14,684	—	—	14,684

Total assets	$2,978,234	17,491	2,946,059	14,684

Policyholder account balances (a)	$44,781	—	—	44,781
Other liabilities (b)	11,923	—	—	11,923

Total liabilities	$56,704	—	—	56,704

(a)  Represents the fair value of certain product-related embedded derivatives that were recorded at fair value.
(b)  Represents the liability for share-based compensation and contingent consideration for businesses acquired.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present, by pricing source and fair value hierarchy level, the Company’s assets that are measured at fair value on a recurring basis:

	March 31, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale:
Priced by third-party vendors	$3,334,485	—	3,334,485	—
Priced internally	—	—	—	—
Subtotal	3,334,485	—	3,334,485	—

Equity securities:
Priced by third-party vendors	19,196	19,196	—	—
Priced internally	—	—	—	—
Subtotal	19,196	19,196	—	—

Derivatives, index options:
Priced by third-party vendors	71,001	—	—	71,001
Priced internally	—	—	—	—
Subtotal	71,001	—	—	71,001

Total	$3,424,682	19,196	3,334,485	71,001

Percent of total	100.0%	0.6%	97.3%	2.1%

	December 31, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale:
Priced by third-party vendors	$2,946,059	—	2,946,059	—
Priced internally	—	—	—	—
Subtotal	2,946,059	—	2,946,059	—

Equity securities, available for sale:
Priced by third-party vendors	17,491	17,491	—	—
Priced internally	—	—	—	—
Subtotal	17,491	17,491	—	—

Derivatives, index options:
Priced by third-party vendors	14,684	—	—	14,684
Priced internally	—	—	—	—
Subtotal	14,684	—	—	14,684

Total	$2,978,234	17,491	2,946,059	14,684

Percent of total	100.0%	0.6%	98.9%	0.5%

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide additional information about fair value measurements for which significant unobservable (Level 3) inputs were utilized to determine fair value.

	Three Months Ended March 31, 2019
	Debt Securities, Available for Sale	Equity Securities	Derivatives, Index Options	Total Assets	Other Liabilities
	(In thousands)

Balance at January 1, 2019	$—	—	14,684	14,684	56,704
Total realized and unrealized gains (losses):
Included in net income	—	—	42,003	42,003	25,529
Purchases, sales, issuances and settlements, net:
Purchases	—	—	17,592	17,592	17,592
Sales	—	—	—	—	—
Issuances	—	—	—	—	3,700
Settlements	—	—	(3,278)	(3,278)	(5,800)
Transfers into (out of) Level 3	—	—	—	—	—

Balance at end of period	$—	—	71,001	71,001	97,725

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period:
Net investment income	$—	—	40,464	40,464	—
Benefits and expenses	—	—	—	—	38,961

Total	$—	—	40,464	40,464	38,961

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended March 31, 2018
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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the valuation method for financial assets and liabilities categorized as level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

	March 31, 2019
	Fair Value	Valuation Technique	Unobservable Input
	(In thousands)

Derivatives, index options	$71,001	Broker prices	Implied volatility
			Inputs from broker proprietary models

Total assets	$71,001

Policyholder account balances	$86,127	Deterministic cash flow model	Projected option cost
Other liabilities, share-based compensation	7,898	Black-Scholes model	Expected term, Forfeiture assumptions
Other liabilities, contingent consideration on businesses acquired	3,700	Probabilistic Method	Projected renewal premium

Total liabilities	$97,725

	December 31, 2018
	Fair Value	Valuation Technique	Unobservable Input
	(In thousands)

Derivatives, index options	$14,684	Broker prices	Implied volatility
			Inputs from broker proprietary models

Total assets	$14,684

Policyholder account balances	$44,781	Deterministic cash flow model	Projected option cost
Other liabilities	11,923	Black-Scholes model	Expected term
			Forfeiture assumptions

Total liabilities	$56,704

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The carrying amounts and fair values of the Company's financial instruments are as follows:

	March 31, 2019
			Fair Value Hierarchy Level
	Carrying Values	Fair Values	Level 1	Level 2	Level 3
	(In thousands)
ASSETS
Debt securities held to maturity	$7,428,925	7,529,552	—	7,527,650	1,902
Debt securities available for sale	3,334,485	3,334,485	—	3,334,485	—

Cash and cash equivalents	91,936	91,936	91,936	—	—
Mortgage loans	205,368	205,486	—	—	205,486
Policy loans	81,162	119,559	—	—	119,559
Other loans	19,133	19,423	—	—	19,423
Derivatives, index options	71,001	71,001	—	—	71,001
Equity securities	19,196	19,196	19,196	—	—
Life interest in Libbie Shearn Moody Trust	8,692	12,775	—	—	12,775

LIABILITIES
Deferred annuity contracts	$7,337,921	6,207,730	—	—	6,207,730
Immediate annuity and supplemental contracts	405,313	419,032	—	—	419,032
Contingent consideration on businesses acquired	3,700	3,700	—	—	3,700

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

The tables below present the fair value of derivative instruments as of March 31, 2019 and December 31, 2018, respectively.

	March 31, 2019
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments

Equity index options	Derivatives, Index Options	$71,001

Fixed-index products			Universal Life and Annuity Contracts	$86,127

Total		$71,001		$86,127

	December 31, 2018
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments

Equity index options	Derivatives, Index Options	$14,684

Fixed-index products			Universal Life and Annuity Contracts	$44,781

Total		$14,684		$44,781

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents the effect of derivative instruments in the Condensed Consolidated Statements of Earnings for the three months ended March 31, 2019 and 2018.

		March 31, 2019	March 31, 2018
Derivatives Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized In Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		(In thousands)

Equity index options	Net investment income	$42,003	(44,394)

Fixed-index products	Universal life and annuity contract interest	(27,032)	42,885

		$14,971	(1,509)

(12) BUSINESS COMBINATIONS

Effective January 31, 2019, the Company acquired Ozark National Life Insurance Company (“Ozark National”) and N.I.S. Financial Services, Inc. (“NIS”) following the receipt of regulatory approvals. NWLGI and National Western paid cash in an aggregate amount of approximately $205.5 million in exchange for all of the outstanding stock of Ozark National (wholly owned by National Western) and NIS (wholly owned by NWLGI). In addition to the cash price paid, National Western has a contingent liability for an "earn-out payment" based upon the persistency of Ozark National's in force business that was acquired achieving thresholds as specified in the Stock Purchase Agreement ("Agreement"). The earn-out payment from the Company to the seller per the Agreement has a maximum limit of $5.0 million. Using a probabilistic method for valuing contingent consideration, the Company at January 31, 2019 recorded a liability of $3.7 million representing the estimated fair value of the additional consideration estimated to be paid as part of the acquisition.

In addition to the purchase price, the Company incurred $3.2 million of acquisition-related costs in the three months ended March 31, 2019, and an additional $1.0 million in acquisition-related costs during the year ended December 31, 2018. In accordance with GAAP, these costs are included in other operating expenses in the Condensed Consolidated Statements of Earnings and are not considered a part of the purchase price.

The acquisition has been accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Purchase accounting, as defined by ASC 805, requires that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The fair values shown below were determined based on management’s best estimates, employing fair valuation methodologies commonly utilized in preparing financial statements in accordance with GAAP, and are subject to revision for one year following the acquisition date. The excess of the purchase price paid above net tangible assets acquired has been assigned to intangible assets and goodwill. The following table presents the fair values of the net assets acquired as of January 31, 2019.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

January 31, 2019
Assets	Fair value
(In thousands)

Debt securities held to maturity	$261,059
Debt securities available for sale	400,719
Policy loans	28,128
Real estate	4,600
Cash and cash equivalents	16,275
Accrued investment income	6,116
Value of business acquired	147,319
Reinsurance recoverables	21,910
Other intangible assets	9,600
Other assets acquired	12,026
Total assets acquired	907,752

Liabilities
Traditional life reserves	691,698
Other policyholder liabilities	14,984
Other liabilities acquired	5,839
712,521

Net identifiable assets acquired	195,231
Goodwill	13,864
Net assets acquired	$209,095

Identifiable Intangible Assets
The following table presents the fair value of identifiable intangible assets acquired at January 31, 2019:

	Fair Value	Weighted-Average Amortization Period
	(In thousands)

Trademarks / trade names	$2,800	15
Internally developed software	3,800	7
Insurance licenses	3,000	NA
	$9,600

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The value of trademarks was estimated using the relief from royalty method, based on the assumption that in lieu of ownership, an organization would be willing to pay a royalty in order to receive the related benefits of using the brand. The value of insurance licenses was estimated using the market approach to value, based on values paid for licenses in recent shell company transactions. The value of internally developed software was estimated using the replacement cost method. These identified intangible assets will be amortized using a straight-line method over their respective amortization periods and will be reviewed annually for impairments.

Value of Business Acquired ("VOBA")
VOBA is a purchase accounting convention for life insurance companies in business combinations based upon an actuarial determination of the difference between the fair value of policyholder liabilities acquired and the same policyholder liabilities measured in accordance with the acquiring company's accounting policies. The difference, referred to as VOBA, is an intangible asset subject to periodic amortization. As of the January 31, 2019 acquisition date, the VOBA balance recorded was $147.3 million. Based upon the remaining unamortized balance as of March 31, 2019, the expected amortization for the next five years is as follows:

Expected Amortization
(In thousands)

Remainder of 2019	$7,303
2020	$9,242
2021	$8,773
2022	$8,365
2023	$8,000

Financial Information

Subsequent to the acquisition date of January 31, 2019, Ozark National and NIS total revenues of $19.6 million and net earnings of $3.3 million have been included in Condensed Consolidated Statements of Earnings for the quarter ended March 31, 2019. These results for segment reporting purposes have been combined in the Acquired Businesses segment.
The following unaudited comparative pro forma total revenues and net earnings represent Condensed Consolidated Results of Operations for the Company which assume amounts estimated had the acquisition of Ozark National and NIS by the Company been effective January 1, 2019.

	Three Months Ended March 31,
	2019	2018
	(In thousands)

Total revenues	$227,708	138,554

Net earnings	$41,830	31,858

The pro forma amounts shown above include the estimated total revenues and net earnings of the acquired businesses for each period incorporating amortization of identifiable intangible assets acquired and fair value adjustments to acquired invested assets and traditional life insurance reserves.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(13) SUBSEQUENT EVENTS

Effective May 1, 2019, the Company completed the previously announced sale of its nursing home operation in San Marcos, Texas for a purchase price of $7.6 million. At March 31, 2019, the assets of the San Marcos entity were included in Other Assets in the Condensed Consolidated Balance Sheet as held for sale at its book value which was written down to the purchase price amount.

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

Management's discussion and analysis of the financial condition and results of operations (“MD&A”) of National Western Life Group, Inc. ("NWLGI") for the three months ended March 31, 2019 follows. Where appropriate, discussion specific to the insurance operations of National Western Life Insurance Company is denoted by "National Western" or "NWLIC". This discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related notes beginning on page 3 of this report and with the 2018 Annual Report filed on Form 10-K with the SEC.

Effective January 31, 2019, the Company's wholly owned subsidiary, National Western, completed its previously announced acquisition of Ozark National Life Insurance Company ("Ozark National") and N.I.S. Financial Services, Inc. ("NIS") following the receipt of regulatory approvals. NWLGI and National Western paid cash in an aggregate amount of approximately $205.5 million in exchange for all of the outstanding stock of Ozark National (wholly owned by National Western) and NIS (wholly owned by NWLGI). The results of Ozark National and NIS for the two-month period ended March 31, 2019 are included in the Company's Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2019 and reference to each is made in this MD&A where appropriate.

Overview

National Western has historically provided life insurance products on a global basis for the savings and protection needs of policyholders and annuity contracts for the asset accumulation and retirement needs of contract holders. As disclosed in the Company's filings during 2018, the Company discontinued accepting applications for its international life insurance products from foreign residents in May 2018.

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

The Company monitors these factors continually as key business indicators. The discussion that follows in this Item 2 includes these indicators and presents information useful to an overall understanding of the Company's business performance for the three months ended March 31, 2019, incorporating required disclosures in accordance with the rules and regulations of the Securities and Exchange Commission.

Insurance Operations - Domestic

National Western is currently licensed to do business in all states, except New York, and the District of Columbia. Products marketed are annuities, universal life insurance, fixed-index universal life, and traditional life insurance, which include both term and whole life products. The Company's domestic sales have historically been more heavily weighted toward the Company's annuity products, which include single and flexible premium deferred annuities, single premium immediate annuities, and fixed-index annuities. Most of these annuities can be sold either as tax qualified or non-qualified products. More recently, however, a greater proportion of sales activity has been derived from single premium life insurance products, predominantly those with equity-index crediting mechanism. Presently, 98% of National Western's domestic life premium sales come from single premium life products. At March 31, 2019, National Western maintained approximately 125,100 annuity contracts in force and 48,700 domestic life insurance policies in force representing $3.2 billion in face amount of coverage.

National Western markets and distributes its domestic products primarily through independent national marketing organizations ("NMOs"). These NMOs assist the company in recruiting, contracting, and managing independent agents. National Western's agents are independent contractors who are compensated on a commission basis. It currently has approximately 24,200 domestic independent agents contracted.

Effective January 31, 2019, domestic insurance operations include the activities of Ozark National. Ozark National is a Missouri domiciled, stock life insurance company currently licensed to conduct business in thirty states. Organized and incorporated in 1964, its largest markets by state are Missouri, Iowa, Minnesota, Nebraska, and Kansas. Ozark National utilizes a unique distribution system to market its flagship Balanced Program which consists of a coordinated sale of a non-participating whole life insurance product with a mutual fund investment product offered through its affiliated broker-dealer, NIS. At March 31, 2019, Ozark National maintained approximately 185,300 life insurance policies in force representing nearly $6.4 billion in face amount of coverage.

Insurance Operations - International

National Western's international operations had generally focused on foreign nationals in upper socioeconomic classes. The Company did not conduct business or maintain offices or employees in any other country, but historically did accept applications at its home office in Austin, Texas, and issued policies from there to non-U.S. residents. Insurance products issued were primarily to residents of countries in South America consisting of product offerings not available in the local markets. International life insurance products issued to international residents were almost entirely universal life and traditional life insurance products.

As disclosed in the Company's 2018 filings, National Western ceased accepting applications from residents of Venezuela during the first quarter of 2018 due to the unsettled political, economic, civil, and social climate existing in that country. The Company had previously ceased accepting applications from residents of Brazil, Central America, and the Pacific Rim region in the fourth quarter of 2015 and from residents in the Eastern European region, primarily Russian-speaking, during 2017. As reported in 2018 filings, National Western ceased accepting applications for its international products from all remaining foreign residents effective May 11, 2018.

Issuing universal life and traditional life insurance policies to residents of countries in these different regions had provided diversification helping to minimize large fluctuations that could arise due to various economic, political, and competitive pressures occurring from one country to another. These policies also provided diversification of earnings relative to the company's domestic life insurance segment. The Company's decision to cease accepting applications from residents of the remaining foreign countries was primarily due to the reduced sales activity associated with this segment, the incremental expenses associated with underwriting products in this line of business, and the lower anticipated incremental contribution to profits from new sales. The Company will continue to service and maintain the block of international policies in force. At March 31, 2019, National Western had approximately 55,000 international life insurance policies in force representing approximately $15.0 billion in face amount of coverage.

There were some inherent risks of accepting international applications which are not present within the domestic market that were reduced substantially by the Company in several ways. As previously described, National Western accepted applications from foreign nationals in upper socioeconomic classes who had substantial financial resources. This targeted customer base, coupled with National Western's conservative underwriting practices, have historically resulted in claims experience, due to natural causes, similar to that in the United States. The Company has minimized exposure to foreign currency risks by requiring payment of premiums and claims in United States dollars. In addition, the company adopted an extensive anti-money laundering compliance program in order to fully comply with all applicable U.S. anti-money laundering or other illegal activities. All of the above, combined with experience with the international products for over fifty years and the Company's longstanding business relationships, further served to minimize risks.

SALES

Life Insurance

The following table sets forth information regarding life insurance sales activity as measured by annualized first year premiums. While the figures shown below are in accordance with industry practice and represent the amount of new business sold during the periods indicated, they are considered a non-GAAP financial measure. The Company believes sales are a measure of distribution productivity and are a leading indicator of future revenue trends. However, revenues are driven by sales in prior periods as well as in the current period and therefore, a reconciliation of sales to revenues is not meaningful or determinable.

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)

Domestic:
Equity-index life	$5,012	5,771
Traditional life	891	27
Universal life	3	8

	5,906	5,806
International:
Equity-index life	—	2,222
Traditional life	—	404
Universal life	—	290

	—	2,916

Totals	$5,906	8,722

Life insurance sales, as measured by annualized first year premiums, decreased 32% in the first quarter of 2019 as compared to the first quarter of 2018 primarily due to the company's decision to cease accepting applications for new international life insurance policies from international residents during the second quarter of 2018. Within this total, the domestic life insurance line of business sales increased 2% from the comparable results of the first quarter of 2018. In the three months ended March 31, 2019, domestic life insurance sales included $0.8 million from Ozark National representing their traditional life sales activity subsequent to their acquisition effective January 31, 2019. Increasing domestic life insurance business has been a strategic point of emphasis for Company management for several years.

National Western's domestic operations life insurance product portfolio includes single premium universal life ("SPUL") and equity-index universal life ("EIUL") products as well as hybrids of the EIUL and SPUL products, combining features of these core products. Equity-index universal life products continue to be the predominant product sold in the domestic life market. Most of these sales are single premium mode products (one year, five year, or ten year) designed for transferring accumulated wealth tax efficiently into life insurance policies with limited underwriting due to lesser net insurance amounts at risk (face amount of the insurance policy less cash premium contributed). These products were designed and implemented several years ago targeting the accumulated savings of the segment of the population entering their retirement years. The wealth transfer life products have been valuable offerings for the Company's distributors as evidenced by their comprising 85% of total domestic life sales in the first three months of 2019.

The Company's international life business in the first three months of 2018 consisted of applications submitted by independent contractors of Latin America. These sales came principally from residents of Columbia, Ecuador, Peru and Chile. As noted previously, the company ceased accepting new applications from all remaining residents outside the U.S. effective May 11, 2018. The company had previously ceased accepting applications for its international products from residents in the Pacific Rim, Central America, and Brazil in 2015; from residents in Eastern Europe in 2017; and from residents of Venezuela in the first quarter of 2018. The progressive disengagements were the result of increasing costs associated with this business and reduced profitability due to higher than anticipated mortality experience, lower than expected persistency of policies, and the additional cost structure imposed.

The average new policy face amounts since 2013 are as shown in the following table.

	Average New Policy Face Amount
	NWLIC Domestic	Ozark National	NWLIC International

Year ended December 31, 2013	286,000	—	384,000
Year ended December 31, 2014	286,600	—	382,600
Year ended December 31, 2015	274,500	—	342,500
Year ended December 31, 2016	308,700	—	336,500
Year ended December 31, 2017	317,200	—	306,300
Year ended December 31, 2018	338,400	—	297,100
Three months ended March 31, 2019	356,500	48,000	—

Contracts issued to international residents historically had larger face amounts of life insurance coverage per policy compared to those issued to domestic policyholders. The Company's efforts were historically directed toward accepting applications from upper socio-economic residents of international countries. The insurance coverage per international life policy witnessed a steady growth until 2015 when National Western ceased accepting applications from residents of several countries. During the same time period, National Western's average face amount of insurance coverage per policy for domestic contracts exhibited an upward trend reflecting the shift in sales toward single premium life products, primarily fixed-index, as part of its wealth transfer strategies for domestic life sales.

The table below sets forth information regarding domestic life insurance in force for each date presented.

	Insurance In Force as of
	March 31,	December 31,
	2019	2018
	($ in thousands)

National Western

Universal life:
Number of policies	36,110	36,970
Face amounts	$5,100,210	5,234,160

Traditional life:
Number of policies	30,020	30,490
Face amounts	$2,896,200	2,975,030

Fixed-index life:
Number of policies	37,570	38,090
Face amounts	$10,206,450	10,386,020

Total life insurance:
Number of policies	103,700	105,550
Face amounts	$18,202,860	18,595,210

Ozark National

Total life insurance (all traditional):
Number of policies	185,320	—
Face amounts	$6,369,030	—

At March 31, 2019, National Western’s face amount of life insurance in force was comprised of $15.0 billion from the international line of business and $3.2 billion from the domestic line of business. At December 31, 2018, these amounts were $15.4 billion and $3.2 billion for the international and domestic lines of business, respectively.

Annuities

The following table sets forth information regarding the Company's annuity sales activity as measured by single and annualized first year premiums. Similar to life insurance sales, these figures are considered a non-GAAP financial measure but are shown in accordance with industry practice and depict National Western's sales productivity.

	Three Months Ended March 31,
	2019	2018
	(In thousands)

Fixed-index annuities	$60,223	103,199
Other deferred annuities	3,131	4,050
Immediate annuities	438	410

Totals	$63,792	107,659

The Company's mix of annuity sales has historically shifted with interest rate levels and the relative performance of the equity market. With the decline in interest rates subsequent to the subprime crisis, sales of fixed-index products have become proportionately greater, generally accounting for 90% or more of all annuity sales the past several years. During the first three months of 2019, this percentage exceeded 94% reflecting the ongoing bull market run in equities since bottoming out in 2009. For all fixed-index products, the Company purchases over the counter call options to hedge the equity return feature. The options are purchased relative to the issuance of the annuity contracts in such a manner to minimize timing risk. Generally, the index return during the indexing period (if the underlying index increases) becomes a component in a formula (set forth in the annuity), the result of which is credited as interest to contract holders electing the index formula crediting method at the beginning of the indexing period. The formula result can never be less than zero with these products. The Company does not deliberately mismatch or under hedge for the equity feature of the products. Fixed-index products also provide the contract holder the alternative to elect a fixed interest rate crediting option.

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

Annuity sales beginning in 2017 declined further relative to prior year levels reflecting the impact of two regulatory changes. The first was the Department of Labor's "fiduciary rule" on standards for retirement investment advice. The uncertainty associated with the timing and ultimate requirements of the rule served to decrease activity for annuity sales involving qualified funds as insurance carriers, marketing organizations and independent distributors sought to develop strategies for operating under the fiduciary rule guidelines. The Department of Labor's rule was ultimately vacated in 2018 at the appellate court level. The second change impacting the level of annuity sales occurred late in 2016 when the state of California mandated more restrictive annuity product features for policies sold in the state. This required National Western to refile products complying with the new standards for state approval. California regulators were slow to process and approve product filings received from insurance carriers in the aftermath of imposing these restrictive product features thus eliminating a key market for annuity sales for an extended period of time.

The level of annuity business in force requires a focused discipline on asset/liability analysis. The Company monitors its asset/liability matching within the self-constraints of desired capital levels and risk tolerance. National Western's capital level remains substantially above industry averages and regulatory targets. Management has performed analyses of the capital strain associated with incrementally higher levels of annuity new business and determined that National Western's capital position is more than sufficient to handle an increase in sales activity.

The following table sets forth information regarding annuities in force for each date presented.

	Annuities In Force as of
	March 31,	December 31,
	2019	2018
	($ in thousands)

Fixed-index annuities
Number of policies	72,910	73,740
GAAP annuity reserves	$5,694,392	5,771,216

Other deferred annuities
Number of policies	39,020	39,960
GAAP annuity reserves	$1,537,244	1,584,660

Immediate annuities
Number of policies	13,140	13,210
GAAP annuity reserves	$351,019	352,418

Total annuities
Number of policies	125,070	126,910
GAAP annuity reserves	$7,582,655	7,708,294

Impact of Recent Business Environment

The Company's business is generally aided by an economic environment experiencing growth, whether moderate or vibrant, characterized by metrics which indicate improving employment data and increases in personal income. First quarter GDP growth in the United States registered a rate of 3.2% as labor markets stabilized after months of bouncing around. The rebound in job creation and relatively low borrowing rates should continue to support consumption by consumers. The unemployment rate at 3.8% may be nearing the bottom of the current business cycle as the labor participation rate edges upward. With core inflation hovering around 2% the probability of entering a high-inflation period is virtually nonexistent and the risk of deflation continues to be a remote possibility.

With regard to the credit market, industry analysts and observers generally agree that a sudden jump in interest rate levels, while presently a highly unlikely scenario, would be harmful to life insurers with interest-sensitive products as it could provide an impetus for abnormal levels of product surrenders and withdrawals at the same time fixed debt securities held by insurers declined in market value. The Federal Reserve elected to keep interest rates unchanged at their meeting at the end of April as they continue to consider a mixture of global uncertainty, muted inflation, and the desire to prolong the current expansion cycle. The probability of a Federal Reserve rate hike yet in 2019 has diminished. "Balance Sheet Normalization" or the unwinding of quantitative easing is on track to end by September. The Federal Reserve's balance sheet strategy and about-face on interest rate hikes has served to flatten the yield curve with the potential for inversion. Ultimately, a mix of monetary policy adjustments, fiscal policy, and economic fundamentals will determine the future direction of interest rate movements and the speed of such shifts. It is uncertain what direction and at what pace interest rate movements may occur in the future and what impact, if any, such movements would have on the Company's business, results of operations, cash flows or financial condition.

The U.S life insurance sector continues to be faced with an interest rate, economic, and regulatory environment making strategic long-term planning decisions more challenging and vulnerable to inaccurate assessments. In an environment such as this, the need for a strong capital position that can cushion against unexpected bumps is critical for stability and ongoing business activity. The Company's operating strategy continues to be focused on maintaining capital levels substantially above regulatory and rating agency requirements. Our business model is predicated upon steady growth in invested assets while managing the block of business within profitability objectives. A key premise of our financial management is maintaining a high quality investment portfolio, well matched in terms of duration with policyholder obligations, that continues to outperform the industry with respect to adverse impairment experience. This discipline enables the Company to sustain resources more than adequate to fund future growth and absorb abnormal periods of cash outflows.

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

Consolidated Operations

Premiums and other revenues.  The following details Company revenues.

	Three Months Ended March 31,
	2019	2018
	(In thousands)

Universal life and annuity contract charges	$37,953	38,520
Traditional life premiums	17,583	4,145
Net investment income (excluding derivatives)	109,328	105,139
Other revenues	6,413	4,997

Operating revenues	171,277	152,801
Derivative gain (loss)	42,003	(44,394)
Net realized investment gains (losses)	4,629	611

Total revenues	$217,909	109,018

Universal life and annuity contract charges - Revenues for universal life and annuity contracts were lower for the first three months in 2019 compared to 2018 with the component sources shown below. Revenues for universal life and annuity products consist of policy charges for the cost of insurance, administration charges, surrender charges assessed against policyholder account balances, and amortization of deferred premium loads less reinsurance premiums, as shown in the following table.

	Three Months Ended March 31,
	2019	2018
	(In thousands)

Contract Revenues:
Cost of insurance and administrative charges	$31,185	32,313
Surrender charges	8,049	8,988
Other charges	3,131	1,279
Gross contract revenues	42,365	42,580

Reinsurance premiums	(4,412)	(4,060)

Net contract revenues	$37,953	38,520

Cost of insurance charges typically trend with the size of the universal life insurance block in force and the amount of new business issued during the period. Universal life insurance in force declined during the three months ended March 31, 2019 from approximately $15.6 billion at December 31, 2018 to $15.3 billion at March 31, 2019. For the three months ended March 31, 2019, cost of insurance charges decreased to $25.8 million from $26.8 million for the quarter ended March 31, 2018. Administrative charges pertaining to new business issued declined to $5.4 million for the three months ended March 31, 2019 from $5.5 million for the same period in 2018, due to a lower number of policies issued.

Surrender charges assessed against policyholder account balances upon withdrawal decreased in the first three months of 2019 versus the comparable prior year period. While the Company earns surrender charge income that is assessed upon policy terminations, the Company's overall profitability is enhanced when policies remain in force and additional contract revenues are realized and the Company continues to make an interest rate spread equivalent to the difference it earns on its investment and the amount that it credits to policyholders. In the first three months of 2019, lapse rates on annuity and international life insurance policies were slightly higher than the prior year while lapse rates for domestic life insurance policies decreased somewhat. Surrender charge income recognized is also dependent upon the duration of policies at the time of surrender (i.e. later duration policy surrenders having a lower surrender charge assessed and earlier duration surrenders having a higher surrender charge).

Other charges include the amortization into income of the premium load on single premium life insurance products which is deferred at the inception of the policy. As these products have become a substantial portion of domestic life insurance sales over the past several years, the amortization of accumulated deferrals has surpassed current period premium loads deferred.

Traditional life premiums - Traditional life premiums include the activity of Ozark National for the two months ended March 31, 2019. Ozark National's principal product is a non-participating whole insurance policy with premiums remitted primarily on a monthly basis. The product is sold in tandem with a mutual fund investment product offered through its broker-dealer affiliate, NIS. Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period. The Company's life insurance sales focus has historically been primarily centered around universal life products, although additional domestic life term products have been added to the National Western's portfolio recently. The addition of Ozark National's business of repetitive paying permanent life insurance adds an important complement to National Western's life insurance sales. Included in the amount for the quarter ended March 31, 2019 is $13.0 million of life insurance renewal premium from Ozark National. Universal life products, especially National Western's equity indexed universal life products which offer the opportunity for consumers to acquire life insurance protection and receive credited interest linked in part to an outside market index, have been the more popular product offerings in the Company's markets.

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

	Three Months Ended March 31,
	2019	2018
	(In thousands)

Gross investment income:
Debt and equities	$103,924	100,055
Mortgage loans	3,352	3,086
Policy loans	878	819
Short-term investments	565	521
Other invested assets	1,333	1,059

Total investment income	110,052	105,540
Less: investment expenses	724	401

Net investment income (excluding derivatives)	109,328	105,139
Derivative gain (loss)	42,003	(44,394)

Net investment income	$151,331	60,745

For the three months ended March 31, 2019, debt and equity securities generated approximately 95% of total net investment income, excluding derivative gain (loss). The Company's strategy is to invest substantially all of its cash flows in fixed debt securities consistent with its guidelines for credit quality, duration, and diversification. The higher level of investment income from debt and equity securities through the first quarter of 2019 versus 2018, reflects the addition of Ozark National which added $4.0 million to the total amount. National Western's debt and equity securities investment income continues to experience higher yielding debt securities maturing or being called by borrowers and being replaced with lower yielding securities in the current interest rate environment. With the acquisition of Ozark National and NIS in the first quarter of 2019, a substantial portion of National Western's investable cash resources was applied toward the purchase of the two companies and then subsequently to pay back line of credit borrowings made to fund a part of the acquisition price. Investment yields on a greatly reduced level of new bond purchases during the first three months of 2019 approximated 4.91%. National Western's weighted average portfolio yield was 3.86% at March 31, 2019. Ozark National's weighted average portfolio yield at March 31, 2019 was 3.49%.

Effective January 1, 2018, new accounting guidance requires that changes in fair values of equity securities be included in the Consolidated Statements of Earnings. For the quarters ended March 31, 2019 and 2018, an unrealized gain/(loss) of $2.0 million and $(0.5) million, respectively, are included in net investment income (in the Debt and equities line item in the above table) reflecting the change in fair value during each period. The carrying value of the Company's portfolio of equity securities was $19.2 million at March 31, 2019.

Mortgage loan investment income for the three months ended March 31, 2019 increased versus the comparable period in 2018 reflecting higher yielding loans paying off early and the resultant prepayment fees received. The portfolio balance decreased from $208.2 million at December 31, 2017 to $203.2 million at December 31, 2018 as aggressive interest rates offered by competitors served to hold down new loan originations. The mortgage loan portfolio balance increased slightly to $205.4 million at March 31, 2019 reflecting several new originations during seasonal competition in loan origination efforts (competing mortgage lenders are typically more active during the first calendar half of the year). During the three months ended March 31, 2019 the Company originated new mortgage loans in the amount of $17.3 million compared to $0.0 million in the comparable period of 2018.

In order to evaluate underlying profitability and results from ongoing operations, net investment income performance is analyzed excluding derivative gain (loss), which is a common practice in the insurance industry.  Net investment income and average invested assets shown below includes cash and cash equivalents. Net investment income performance is summarized as follows:

	Three Months Ended March 31,
	2019	2018
	(In thousands)

Excluding derivatives:
Net investment income	$109,328	105,139
Average invested assets, at amortized cost	$10,979,822	10,730,096
Annual yield on average invested assets	3.98%	3.92%

Including derivatives:
Net investment income	$151,331	60,745
Average invested assets, at amortized cost	$11,022,664	10,885,639
Annual yield on average invested assets	5.49%	2.23%

The yield on average invested assets during the first three months of 2019, excluding derivatives, increased from 2018 as yields obtained on new fixed maturity debt securities investments during the first three months of 2019 and the remainder of 2018 continued to increase during this timeframe. During 2018, the average yield on bond purchases to fund insurance operations was 4.20% representing a 1.29% spread over treasury rates. Insurance operation bond purchases through the first quarter of 2019 had a higher average yield of 4.91% as larger spreads of 2.26% over treasury rates were obtained during this period. Treasury rates decreased in the first three months of 2019, however, the Company was able to make selective purchases of higher yielding securities during this time as most of the investable cash flow was being applied toward the repayment of the outstanding borrowings under National Western's line of credit facility.

Bond yield rates on new purchases for National Western during 2018 and the first quarter of 2019 exceeded the weighted average bond portfolio rate which was 3.96% at December 31, 2017, 3.90% at December 31, 2018, and 3.86% at March 31, 2019. The decreasing trend in the bond portfolio rate in spite of increased yields obtained on new purchases reflects higher yielding securities maturing or being called. The weighted average quality of new purchases during the first quarter of 2019 was "BBB" which was slightly lower than the "BBB+" average quality of new investments in 2018, 2017, and 2016. The composite duration of purchases during the first quarter was approximately the same as that for purchases made in previous years. The Company's general investment strategy is to purchase debt securities with maturity dates approximating ten years in the future. Accordingly, an appropriate measure for benchmarking the direction of interest rate levels for the Company's debt security purchases is the ten year treasury bond rate. After ending 2018 at a rate of 2.69%, the daily closing yield of the ten year treasury bond ranged from a low of approximately 2.40% to a high of roughly 2.80% during the first three months of 2019, and ended the first calendar quarter at 2.41%.

The pattern in average invested asset yield, including derivatives, incorporates increases and decreases in the fair value of index options purchased by the Company to support its fixed-index products. Fair values of the purchased call options increased during the first quarter of 2019 and decreased during the comparable 2018 period, corresponding to the movement in the S&P 500 Index during these periods (the primary index the Company's fixed-index products employ). Refer to the derivatives discussion below for a more detailed explanation of these instruments.

Other revenues - Other revenues primarily pertain to the Company's two nursing home operations in Reno, Nevada and San Marcos, Texas; the operations of Braker P III ("BP III"), a subsidiary created at the end of 2016 to own and manage a commercial office building BP III acquired; and NIS, the broker-dealer affiliate of Ozark National acquired effective January 31, 2019. Revenues associated with the nursing operations were $4.0 million and $4.4 million for the three months ended March 31, 2019 and 2018, respectively. As previously reported, the Company closed on the sale of its Reno nursing home operations effective February 1, 2019. Revenues in the first quarter of 2019 include Reno operating revenues for the month of January and net gains from the sale of personal property and equipment of $1.4 million. Revenues associated with BP III were $0.9 million and $0.6 million in the first quarter of 2019 and 2018, respectively. The increased revenues in 2019 reflect tenant leases that have been subsequently entered into. NIS revenues of $1.4 million pertain to operations for the months of February and March of the first quarter of 2019.

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

Gains and losses from index options are substantially due to changes in equity market conditions. Index options are intended to act as hedges to match the returns on the product's underlying reference index and the rise or decline in the index relative to the index level at the time of the option purchase which causes option values to likewise rise or decline. As income from index options fluctuates with the underlying index, the contract interest expense to policyholder accounts for the Company's fixed-index products also fluctuates in a similar manner and direction. For the three months ended March 31, 2019 and 2018, the Company recorded realized and unrealized gains/(losses) from index options as shown below.

	Three Months Ended March 31,
	2019	2018
	(In thousands)

Derivatives:
Unrealized gain (loss)	$61,101	(84,310)
Realized gain (loss)	(19,098)	39,916

Total gain (loss) included in net investment income	$42,003	(44,394)

Total contract interest	$80,916	(1,818)

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

The financial statement investment spread, the difference between investment income and interest credited to contractholders, is subject to variations from option performance during any given period. For example, many of the company's equity-index annuity products provide for the collection of asset management fees. These asset management fees are assessed when returns on expiring options are positive, and they are collected prior to passing any additional returns above the assessed management fees to the policy contractholders. During periods of positive returns, the collected asset management fees serve to increase the financial statement spread by increasing option realized gains reported as investment income in an amount greater than interest credited to policy contractholders which is reported as contract interest expense. Asset management fees collected in the first three months of 2019 and 2018 were approximately $1.6 million and $6.1 million, respectively.

Net realized investment gains (losses) - Realized gains (losses) on investments include proceeds from bond calls and sales as well as impairment write-downs on investments in real estate. The net gains reported for the three months ended March 31, 2019 consisted of gross gains of $6.9 million offset by gross losses of $2.3 million. Included in gross gains is $5.7 million from the sale of land and building associated with the nursing home in Reno, Nevada sold effective January 31, 2019. Included in gross losses is an impairment write down on the building pertaining to the San Marcos, Texas nursing home which was sold effective May 1, 2019. The net gains reported for the three months ended March 31, 2018 consisted of gross gains of $0.6 million offset by gross losses of $0.0 million.

The Company records impairment write-downs when a decline in value is considered to be other-than-temporary and full recovery of the investment is not expected. Impairments due to credit factors are recorded in the Company's Condensed Consolidated Statements of Earnings while non-credit (liquidity) impairment losses are included in Condensed Consolidated Statements of Comprehensive Income (Loss). Impairment or valuation write-downs recorded in the Company's Condensed Consolidated Statements of Earnings for the three months ended March 31, 2019 and 2018 were as follows.

	Three Months Ended March 31,
	2019	2018
	(In thousands)

Impairment or valuation write-downs:
Bonds	$—	—
Equities	—	—
Mortgage loans	—	—
Real estate	2,205	—

Total	$2,205	—

As noted above, the Company recorded an impairment at March 31, 2019 on the real estate property associated with its nursing home operations in San Marcos, Texas based upon a pending agreement to sell the operations. Closing of the sale occurred May 1, 2019.

Benefits and Expenses.  The following table details benefits and expenses.

	Three Months Ended March 31,
	2019	2018
	(In thousands)

Life and other policy benefits	$28,189	21,401
Amortization of deferred policy acquisition costs and value of business acquired	32,164	32,229
Universal life and annuity contract interest	80,916	(1,818)
Other operating expenses	26,049	23,633

Totals	$167,318	75,445

Life and other policy benefits - Death claim benefits, the largest component of policy benefits, were $13.7 million in the first three months of 2019 compared to $10.5 million for the first three months of 2018. Of the amount included in the quarter ended March 31, 2019, $8.1 million were associated with National Western business and $5.6 million pertained to Ozark National. Death claim amounts are generally subject to variation from period to period. For the first three months of 2019, the number of National Western life insurance claims decreased 16% from the comparable period in 2018 while the average dollar amount per net claim declined slightly to $41,000 from $42,000. The average net claim for Ozark National during the 2019 period was $15,000. National Western's overall mortality experience has generally been consistent with or better than its product pricing assumptions. Mortality exposure is managed through reinsurance treaties under which the retained maximum net amount at risk on any one life is capped at $500,000. Ozark National's retained maximum net amount at risk is capped at $200,000 under its reinsurance treaties with limited exceptions related to the conversion of child protection and guaranteed insurability riders.

Life and other policy benefits also includes policy liabilities held associated with the Company's traditional life products, including riders such as the guaranteed minimum withdrawal benefit rider ("WBR"), a popular rider to its equity-indexed annuity products. The increase associated with these policy liabilities was $5.1 million and $8.0 million in the quarters ended March 31, 2019 and 2018, respectively. The lower WBR benefit expense in the first quarter of 2019 compared to 2018 reflects an unlocking adjustment made in the third quarter of 2018 to update assumptions to current experience.

Life and other policy benefits in the quarter ended March 31, 2019 includes changes in traditional life reserves and miscellaneous benefit payments associated with Ozark National's operations of $5.1 million reflecting normal business conditions.

Amortization of deferred policy acquisition costs and value of business acquired - Life insurance companies are required to defer certain expenses that vary with, and are primarily related to, the cost of acquiring new business. The majority of these acquisition expenses consist of commissions paid to agents, underwriting costs, and certain marketing expenses. Recognition of these deferred policy acquisition costs (“DPAC”) as an expense in the Condensed Consolidated Financial Statements occurs over future periods in relation to the expected emergence of profits priced into the products sold. This emergence of profits is based upon assumptions regarding premium payment patterns, mortality, persistency, investment performance, and expense patterns. Companies are required to review universal life and annuity contract assumptions periodically to ascertain whether actual experience has deviated significantly from that assumed. If it is determined that a significant deviation has occurred, the emergence of profits pattern is to be "unlocked" and reset based upon the actual experience. DPAC balances are also adjusted each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies compared to anticipated experience (“true-up”) with the adjustment reflected in current period amortization expense. In accordance with GAAP guidance, the Company must also write-off deferred acquisition costs and unearned revenue liabilities upon internal replacement of certain contracts as well as annuitizations of deferred annuities.

The following table identifies the effects of unlocking adjustments on DPAC balances recorded through amortization expense separate from recurring amortization expense components for the three months ended March 31, 2019 and 2018.

Amortization of DPAC	Three Months Ended March 31,
	2019	2018
	(In thousands)

Unlocking adjustments	$—	—
Other amortization components	30,541	32,229

Totals	$30,541	32,229

The amount for quarter ended March 31, 2019 was comprised of amortization by National Western of $30.4 million and by Ozark National of $0.1 million. Ozark National's deferred policy acquisition cost balance was initiated February 1, 2019 following its acquisition by National Western.

The Company is required to evaluate its emergence of profits continually and management believes that the current amortization patterns of deferred policy acquisition costs are reflective of actual experience. It is the Company's intent, absent intervening events or experience, to annually perform any necessary DPAC balance unlockings in the third calendar quarter of the year.

As the DPAC balance is an asset on the Company's Condensed Consolidated Balance Sheets, GAAP provides for an earned interest return on the unamortized balance each period. The earned interest serves to increase the DPAC balance and reduce other amortization component expense. The rate at which the DPAC balance earns interest is the average credited interest rate on the Company's universal life and annuity policies in force, including credited interest on equity-indexed policies. The amount of earned interest on DPAC balances for the three months ended March 31, 2019 and 2018 was $1.8 million and $9.6 million, respectively. The reduced interest amount in the first quarter of 2019 reflects lower returns on equity-index products during the period.

As part of the purchase accounting required with the acquisition of Ozark National effective January 31, 2019, the Company recorded an intangible asset of $147.3 million referred to as the value of business acquired ("VOBA"). VOBA represents the difference between the acquired assets and liabilities of Ozark National measured in accordance with the Company's accounting policies and the fair value of these same assets and liabilities. The VOBA balance sheet amount is amortized following a methodology similar to that used for amortizing deferred policy acquisition costs. In the quarter ended March 31, 2019, the Company's VOBA amortization was $1.6 million.

Universal life and annuity contract interest - The Company closely monitors its credited interest rates on interest sensitive policies (National Western products), taking into consideration such factors as profitability goals, policyholder benefits, product marketability, and economic market conditions. As long term interest rates change, the Company's credited interest rates are often adjusted accordingly, taking into consideration the factors described above. The difference between yields earned on investments over policy credited rates is often referred to as the "interest spread".

National Western's approximated average credited rates through the first three months, excluding and including equity-indexed products, were as follows:

	March 31,		March 31,
	2019	2018	2019	2018
	(Excluding fixed-index products)		(Including fixed-index products)

Annuity	1.96%	2.14%	2.22%	0.05%
Interest sensitive life	3.37%	3.38%	8.46%	(0.67)%

Contract interest reported in financial statements also encompasses the performance of the index options associated with the Company's fixed-index products. As previously noted, the market value changes of these derivative features resulted in net realized and unrealized gains/(losses) of $42.0 million and $(44.4) million being included in net investment income for the three months ended March 31, 2019 and 2018, respectively. In the first quarter of 2019, this figure was comprised of unrealized gains totaling $61.1 million offset by realized losses of $(19.1) million. In the first quarter of 2018, the amount was made up of unrealized losses totaling $(84.3) million offset by realized gains of $39.9 million. These returns similarly increased/(decreased) the computed average credited rates for the periods shown above. Policyholders of equity-indexed products cannot receive an interest credit below 0% according to the policy contract terms.

Generally, the impact of the market value change of index options on asset values aligns closely with the movement of the embedded derivative liability held for the company's fixed-index products such that the net effect upon pretax earnings is negligible (i.e. net realized and unrealized gains/(losses) included in net investment income approximate the change in contract interest associated with the corresponding embedded derivative liability change). However, other aspects of the embedded derivatives can cause deviations to occur between the change in index option asset values included in net investment income and the change in the embedded derivative liability included in contract interest. As noted in the discussion of net investment income, the collection of asset management fees in a period can cause investment income to increase marginally higher than contract interest expense since these collected fees are deducted from indexed interest credited to policyholders. During the three months ended March 31, 2019 and 2018, asset management fees collected were $1.6 million and $6.1 million, respectively,

Accounting rules require the embedded derivative liability to include a projection of asset management fees estimated to be collected in the succeeding fiscal year. This projection is based upon the most recent performance of the reference equity index. The change in this projection, plus or minus, is included in contract interest for the period being reported on. Increases in projected asset management fees collected reduce contract interest expense while decreases in projected asset management fees collected increase contract interest expense. In the three month periods ended March 31, 2019 and 2018, contract interest was increased/(decreased) $(15.7) million and $2.5 million, respectively, for these projection changes.

Contract interest expense also includes reserve changes for immediate annuities, two tier annuities, excess death benefit reserves, excess annuitizations, and amortization of deferred sales inducement balances. These items are offset by policy charges assessed for policies having the withdrawal benefit rider (WBR). As changes in these items collectively impact contract interest expense, financial statement interest spread is also affected. For the three month periods ended March 31, 2019 and 2018, the changes in these items increased contract interest expense by $9.7 million and $3.9 million, respectively. Included in the amount for the first quarter of 2019 is a reserve increase of $4.4 million for excess death benefits due to a lower level of universal life death claims being incurred. The lower contract interest charges in the first quarter of 2018 reflects higher WBR charges assessed (which reduces contract interest expense) and smaller reserve increases associated with immediate and two-tier annuities due to decreases in the size of these blocks of business.

Similar to deferred policy acquisition costs, the Company defers sales inducements in the form of first year credited interest bonuses on annuity products that are directly related to the production of new business. These bonus interest charges are deferred and amortized using the same methodology and assumptions used to amortize other capitalized acquisition costs and the amortization is included in contract interest. In addition, deferred sales inducement balances are also reviewed periodically to ascertain whether actual experience has deviated significantly from that assumed (unlock) and are adjusted to reflect current policy lapse or termination rates, expense levels and credited rates on policies compared to anticipated experience (true-up). These adjustments, plus or minus, are included in contract interest expense. No unlocking adjustments were recorded during the first quarter of 2019 or 2018.

Other operating expenses - Other operating expenses consist of general administrative expenses, licenses and fees, commissions not subject to deferral, nursing home expenses, real estate expenses, and compensation costs. These expenses for the three months ended March 31, 2019 and 2018 are summarized in the table that follows.

	Three Months Ended March 31,
	2019	2018
	(In thousands)

General insurance expenses	$13,108	8,355
Nursing home expenses	2,574	3,956
Compensation expenses	4,959	6,167
Commission expenses	1,655	2,322
Real estate expenses	1,245	1,214
Brokerage expenses (NIS)	728	—
Taxes, licenses and fees	1,780	1,619

Totals	$26,049	23,633

In the first quarter ended March 31, 2019, general insurance expenses include a $3.25 million broker fee paid in connection with the acquisition of Ozark National and NIS which closed during the period. GAAP precludes this fee from being part of the purchase price for acquiring these businesses. Also included in the 2019 first quarter are general insurance expenses of Ozark National in the amount of $0.9 million. General insurance expenses include software amortization expense associated with National Western's proprietary policy administration system which was phased into production over the past couple of years as well as other acquired software. Expenses pertaining to these items were $3.0 million and $2.6 million in the first quarter of 2019 and 2018, respectively. This category also includes employee benefit plan expenses for the various employee health and retirement plans the Company sponsors. Related expenses for the first quarter of 2019 and 2018 were $1.8 million and $1.5 million, respectively.

Compensation expenses include share-based compensation costs related to outstanding vested and nonvested stock options and stock appreciation rights ("SARs"), restricted stock units ("RSUs") and performance share units ("PSUs"). The related share-based compensation costs move in tandem not only with the number of awards outstanding but also with the movement in the market price of the Company's Class A common stock as a result of marking the stock options, SARs, RSUs, and PSUs to fair value under the liability method of accounting. Consequently, the related expense amount varies positive or negative in any given period. For the three-month periods shown, share-based compensation expense was $(1.5) million in 2019 and $(0.5) million in 2018 reflecting decreases in the market price of the Company's Class A common shares in these periods. The Company's Class A common share price decreased from $300.70 at December 31, 2018 to $262.47 at March 31, 2019, compared to $331.02 at December 31, 2017 and $304.88 at March 31, 2018. No performance share awards were granted in the first three months of 2019 and 2018.

Real estate expenses pertain to the commercial building operated by Braker P III. The building was acquired at year-end 2016 and the Company relocated to this facility during the fourth quarter of 2017.

Taxes, licenses and fees include premium taxes and licensing fees paid to state insurance departments, guaranty fund assessments, the company portion of social security and Medicare taxes, real estate taxes, state income taxes, and other state and municipal taxes. Other state taxes increased $0.2 million in the first quarter of 2019 from the comparable period in 2018 due to a favorable resolution of a contingent state tax liability in 2018.

Federal Income Taxes. Federal income taxes on earnings from operations reflect an effective tax rate of 20.5% for the three months ended March 31, 2019 compared to 20.0% for the three months ended March 31, 2018. The Federal corporate tax rate decreased to 21% effective in 2018 under the Tax Cuts and Jobs Act ("Tax Act") passed in December 2017. The Company's effective tax rate is typically lower than the Federal statutory rate due to tax-exempt investment income related to municipal securities and dividends-received deductions on income from stocks, absent other permanent tax items.

While the Company's overall effective tax rate remains close to the statutory rate level, the Company's current tax expense is elevated due to a provision of the Tax Act which imposed a limitation on the amount of tax reserves a life insurer is able to deduct in arriving at its taxable income. The limitation is the greater of net surrender value or 92.81% of the reserve method prescribed by the National Association of Insurance Commissioners. Implementation of this provision was required as of January 1, 2018 and the Company ultimately determined that the resultant tax reserve adjustment was a decrease of $332.9 million. The Tax Act provided that this tax reserve adjustment could be brought into taxable income ratably over a period of eight (8) years. Based upon the tax reserve adjustment derived, the effect of the Tax Act limiting the tax reserve deductible in the current tax computation serves to increase the Company's taxable income by approximately $41.6 million per year through 2025. At the Federal statutory rate of 21%, the impact upon current tax expense is an increase of approximately $8.7 million per year or approximately $2.2 million each quarter.

Segment Operations

Summary of Segment Earnings

A summary of segment earnings/(losses) for the three months ended March 31, 2019 and 2018 is provided below. The segment earnings/(losses) exclude realized gains and losses on investments, net of taxes.

	Domestic Life Insurance	International Life Insurance	Annuities	Acquired Businesses	All Others	Totals
	(In thousands)

Segment earnings (losses):
Three months ended:
March 31, 2019	$1,127	11,180	17,015	2,963	4,256	36,541
March 31, 2018	$396	10,072	12,445	—	3,479	26,392

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below.

	Three Months Ended March 31,
	2019	2018
	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$10,804	9,601
Net investment income	23,499	663
Other revenues	44	—

Total premiums and other revenues	34,347	10,264

Benefits and expenses:
Life and other policy benefits	3,922	4,809
Amortization of deferred policy acquisition costs	3,410	2,675
Universal life insurance contract interest	21,441	(2,861)
Other operating expenses	4,123	5,147

Total benefits and expenses	32,896	9,770

Segment earnings (loss) before Federal income taxes	1,451	494
Provision (benefit) for Federal income taxes	324	98

Segment earnings (loss)	$1,127	396

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

	Three Months Ended March 31,
	2019	2018
	(In thousands)

Universal life insurance revenues	$12,143	10,758
Traditional life insurance premiums	1,332	1,073
Reinsurance premiums	(2,671)	(2,230)

Totals	$10,804	9,601

National Western's domestic life insurance in force, in terms of policy count, has been declining for some time. The pace of new policies issued has lagged the number of policies terminated from death or surrender by roughly a two-to-one rate over the past several years. While the in force policy count has declined, the level of insurance in force (face amount of policies) from which contract charge revenue is received has remained relatively constant as new policies issued have substantially higher amounts of insurance compared to those policies terminating. The number of domestic life insurance policies in force has declined from 50,200 at December 31, 2017 to 49,000 at December 31, 2018, and to 48,700 at March 31, 2019. Policy lapse rates in the first three months of 2019 approximated 6.0% compared to 6.5% and 6.0% in 2018 and 2017, respectively.

Universal life insurance revenues are also generated with the issuance of new business based upon amounts per application and percentages of the face amount (volume) of insurance issued. The number of domestic life policies issued in the first three months of 2019 was 16% lower than in the comparable period for 2018 and the volume of insurance issued was 12% less than that in 2018. Universal life insurance revenues also include surrender charge income realized on terminating policies and, in the case of domestic universal life, amortization into income of the premium load on single premium policies which the Company began deferring in 2013. This amount was $3.1 million and $1.3 million in the three months ended March 31, 2019 and 2018, respectively.

Premiums collected on universal life products are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings in accordance with GAAP.  Actual domestic universal life premiums collected are detailed below.

	Three Months Ended March 31,
	2019	2018
	(In thousands)

Universal life insurance:
First year and single premiums	$35,328	40,358
Renewal premiums	4,533	4,699

Totals	$39,861	45,057

During the past couple of years the Company has achieved some success in growing sales of its domestic life insurance new business. Sales have been substantially weighted toward single premium policies which do not have much in the way of recurring premium payments. These products target wealth transfer strategies involving the movement of accumulated wealth in alternative investment vehicles, including annuities, into life insurance products. As a result, renewal premium levels have not been exhibiting a corresponding level of increase. Traditional life insurance premiums remained level in the three month period ended March 31, 2019 compared to the prior year periods.

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

A detail of net investment income for domestic life insurance operations is provided below.

	Three Months Ended March 31,
	2019	2018
	(In thousands)

Net investment income (excluding derivatives)	$10,593	9,497
Derivative gain (loss)	12,906	(8,834)

Net investment income	$23,499	663

Life and policy benefits for a smaller block of business are subject to variation from quarter to quarter. Claim count activity during the first three months of 2019 decreased 16% compared to the first three months of 2018 while the average net claim amount (after reinsurance) increased to $30,500 from $25,600. The low face amount per claim relative to current issued amounts of insurance per policy reflects the older block of domestic life insurance policies sold which were final expense type products (i.e. purchased to cover funeral costs). GAAP reporting requires that claims be recorded after any cash value amounts that have been accumulated in the policies. The Company's overall mortality experience for this segment has been better than pricing assumptions.

As noted previously in the discussion of Results of Operations, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience with the adjustment reflected in current period amortization expense. To the extent required, the Company may also record unlocking adjustments to DPAC balances. The following table identifies the effects of unlocking adjustments on domestic life insurance DPAC balances recorded through amortization expense separate from recurring amortization expense components for the three months ended March 31, 2019 and 2018.

Amortization of DPAC	Three Months Ended March 31,
	2019	2018
	(In thousands)

Unlocking adjustments	$—	—
Other amortization components	3,410	2,675

Totals	$3,410	2,675

As shown above, in the three months ended March 31, 2019 and 2018, the Company made no unlocking adjustments to its DPAC balance for this segment. In the Consolidated Operations discussion of amortization of deferred acquisition costs it was noted that interest earned on DPAC balances serves to offset (decrease) amortization expense and that the interest rate used is the crediting rate experience during the period. The increase in amortization expense in the first quarter of 2019 relative to the first quarter of 2018 reflects lower interest earned on universal life DPAC balances due to lower crediting rates resulting from declines in index option returns.

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

International Life Insurance Operations

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below.

	Three Months Ended March 31,
	2019	2018
	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$26,063	27,917
Net investment income	14,017	1,971
Other revenues	21	30

Total revenues	40,101	29,918

Benefits and expenses:
Life and other policy benefits	2,162	5,728
Amortization of deferred policy acquisition costs	7,294	7,380
Universal life insurance and annuity contract interest	11,993	(1,150)
Other operating expenses	4,264	5,381

Total benefits and expenses	25,713	17,339

Segment earnings (losses) before Federal income taxes	14,388	12,579
Provision (benefit) for Federal income taxes	3,208	2,507

Segment earnings (loss)	$11,180	10,072

As with domestic life operations, revenues from the international life insurance segment include both premiums on traditional type products and contract revenues from universal life insurance. A comparative detail of premiums and contract revenues is provided below.

	Three Months Ended March 31,
	2019	2018
	(In thousands)

Universal life insurance revenues	$25,355	26,675
Traditional life insurance premiums	2,450	3,072
Reinsurance premiums	(1,742)	(1,830)

Totals	$26,063	27,917

In general, universal life revenues and operating earnings are anticipated to emerge in tandem with the amount of life insurance in force. The volume of international life insurance in force, primarily universal life, contracted from $16.6 billion at December 31, 2017 to $15.4 billion at December 31, 2018 and further decreased to $15.0 billion at March 31, 2019. Universal life insurance revenues are also generated with the issuance of new business based upon amounts per application and percentages of the face amount (volume) of insurance issued. As noted previously, the Company ceased accepting new applications from all remaining residents outside of the U.S. in May 2018. The Company had ceased accepting applications from residents of Venezuela during the first quarter of 2018 due to the unsettled political, economic, civil, and social climate existing in that country. Prior to that, the company had ceased accepting applications from residents of Brazil, Central America, and the Pacific Rim region in the fourth quarter of 2015 and from residents in the Eastern European region, primarily Russian-speaking, during 2017.

A third component of international universal life revenues include surrender charges assessed upon surrender of contracts by policyholders. In 2015, termination activity levels increased in conjunction with the Company's decision to cease accepting application from residents in Brazil and certain other countries resulting in additional surrender charge fee revenues. This activity continued into 2017 but subsided somewhat in 2018. Thus far in 2019, there has been a slight increase in surrender activity resulting in additional surrender charge fee revenue. The following table illustrates National Western's recent international life termination experience.

	Amount in $'s	Annualized Termination Rate
	(millions)

Volume In Force Terminations
Three months ended March 31, 2019	399.9	10.4%
Year ended December 31, 2018	1,706.3	10.0%
Year ended December 31, 2017	2,309.7	12.2%
Year ended December 31, 2016	2,340.6	11.6%
Year ended December 31, 2015	2,659.1	12.3%
Year ended December 31, 2014	1,825.5	8.4%

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

	Three Months Ended March 31,
	2019	2018
	(In thousands)

Universal life insurance:
First year and single premiums	$587	5,338
Renewal premiums	16,872	20,547

Totals	$17,459	25,885

National Western's most popular international products were its fixed-index universal life products in which the policyholder could elect to have the interest rate credited to their policy account values linked in part to the performance of an outside equity index. These products issued were not generally available in the local markets when sold. Included in the totals in the above table are collected premiums for fixed-index universal life products of approximately $10.8 million and $17.4 million for the first three months of 2019 and 2018, respectively. The reduced level of renewal premiums during 2019 compared to 2018 corresponds with the decline in policies in force due to reduced sales activity and increased termination activity as discussed above.

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

	Three Months Ended March 31,
	2019	2018
	(In thousands)

Net investment income (excluding derivatives)	$7,984	8,435
Derivative gain (loss)	6,033	(6,464)

Net investment income	$14,017	1,971

For liability purposes, the embedded option in the Company's policyholder obligations for this feature is bifurcated and reserved for separately. Accordingly, the impact for the embedded derivative component in the equity-index universal life product is reflected in the contract interest expense for each respective period.

Life and policy benefits primarily consist of death claims on policies. National Western's clientèle for international products are generally wealthy individuals with access to U.S. dollars and quality medical care. Consequently, the amounts of coverage purchased have historically tended to be larger amounts. Life and policy benefit expense for the international life segment reflects the larger policies historically purchased, however mortality due to natural causes is comparable to that in the United States. The Company's maximum risk exposure per insured life is capped at $500,000 through reinsurance. The average international life net claim amount (after reinsurance) in the first three months of 2019 decreased to $138,200 from $183,400 in the first three months of 2018 while the number of claims incurred declined 22%.

The Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels, and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking adjustments on international life insurance DPAC balances recorded through amortization expense separate from recurring amortization expense components for the three months ended March 31, 2019 and 2018.

Amortization of DPAC	Three Months Ended March 31,
	2019	2018
	(In thousands)

Unlocking adjustments	$—	—
Other amortization components	7,294	7,380

Totals	$7,294	7,380

As noted in the table above, in the three months ended March 31, 2019 and 2018, the Company made no unlocking adjustments to its DPAC balance for this segment.

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

	Three Months Ended March 31,
	2019	2018
	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$4,868	5,147
Net investment income	103,154	53,543
Other revenues	8	19

Total revenues	108,030	58,709

Benefits and expenses:
Life and other policy benefits	11,430	10,864
Amortization of deferred policy acquisition costs	19,712	22,174
Annuity contract interest	47,482	2,193
Other operating expenses	7,508	7,935

Total benefits and expenses	86,132	43,166

Segment earnings (loss) before Federal income taxes	21,898	15,543
Provision (benefit) for Federal income taxes	4,883	3,098

Segment earnings (loss)	$17,015	12,445

Premiums and contract charges primarily consist of surrender charge income recognized on terminated policies. The amount of the surrender charge income recognized is determined by the volume of surrendered contracts as well as the duration of each contract at the time of surrender given the pattern of declining surrender charge rates over time that is common to most annuity contracts. The Company's lapse rate for annuity contracts in the first three months of 2019 was 7.7% which was comparable with the 7.9% rate during the same period in 2018. Annuity contracts with fixed interest rates are more prone to terminate during periods of increases in secular interest rate levels and as contracts approach the end of their surrender charge period.

Deposits collected on annuity contracts are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings in accordance with GAAP. Actual annuity deposits collected for the three months ended March 31, 2019 and 2018 are detailed below.

	Three Months Ended March 31,
	2019	2018
	(In thousands)

Fixed-index annuities	$61,450	108,860
Other deferred annuities	3,600	6,173
Immediate annuities	968	1,251

Totals	$66,018	116,284

Fixed-index products are more attractive for consumers when interest rate levels remain low and equity markets produce positive returns. Since National Western does not offer variable products or mutual funds, fixed-index products provide an important alternative to the Company's existing fixed interest rate annuity products. Fixed-index annuity deposits as a percentage of total annuity deposits were 93% and 94% for the three months ended March 31, 2019 and 2018, respectively. The percentage of fixed-index products to total annuity sales reflects the low interest rate environment and the ongoing bull market in equities.

Some of the Company's deferred annuity products, including fixed-index annuity products, contain a first year interest bonus ranging from 1% to 7% depending upon the product, in addition to the base first year interest rate. Other products include a premium bonus ranging from 2% to 10% which is credited to the account balance when premiums are applied. These bonus rates are deferred in conjunction with other capitalized policy acquisition costs. The amounts deferred to be amortized over future periods amounted to approximately $0.9 million and $2.8 million during the first three months of 2019 and 2018, respectively. Amortization of deferred sales inducements is included as a component of annuity contract interest as described later in this discussion of Annuity Operations.

A detail of net investment income for annuity operations is provided below.

	Three Months Ended March 31,
	2019	2018
	(In thousands)

Net investment income (excluding derivatives)	$80,090	82,639
Derivative gain (loss)	23,064	(29,096)

Net investment income	$103,154	53,543

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

Consistent with the domestic and international life segments, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking adjustments on annuity DPAC balances recorded through amortization expense separate from recurring amortization expense components for the three months ended March 31, 2019 and 2018.

Amortization of DPAC	Three Months Ended March 31,
	2019	2018
	(In thousands)

Unlocking adjustments	$—	—
Other amortization components	19,712	22,174

Totals	$19,712	22,174

As noted in the table above, in the three months ended March 31, 2019 and 2018, the Company made no unlocking adjustments to its DPAC balance for this segment. Amortization of DPAC balances are proportional to estimated expected gross profits ("EGPs") for the line of business. Experience which deviates from the EGPs assumed similarly increases or decreases the amortization of DPAC. With the recent decline in collected asset management fees due to lower index option returns, EGPs for the annuity line of business have been less than previously estimated which has produced a slow down in amortization of DPAC. This is the underlying factor causing amortization in the first quarter of 2019 to be lower than that in the comparable 2018 quarter.

Annuity contract interest includes the equity component return associated with the call options purchased to hedge National Western's fixed-index annuities. The detail of fixed-index annuity contract interest as compared to contract interest for all other annuities is as follows:

	Three Months Ended March 31,
	2019	2018
	(In thousands)

Fixed-index annuities	$28,539	(15,777)
All other annuities	14,838	14,963

Gross contract interest	43,377	(814)
Bonus interest deferred and capitalized	(863)	(2,780)
Bonus interest amortization	4,968	5,787

Total contract interest	$47,482	2,193

The fluctuation in reported contract interest amounts for fixed-index annuities is driven by sales levels, the level of the business in force and the effect of positive or negative market returns of option values on projected interest credits. As noted above in the net investment income discussion, the amounts shown for contract interest for fixed-index annuities generally align with the derivative gains/(losses) included in net investment income as the impact of the market change of index options on asset values align closely with the movement of the embedded derivative liability held for these products. As noted in the discussion in the Consolidated Operations section, fewer positive returns on expiring option contracts during the first three months of 2019 led to a lower level of collected asset management fees by National Western. Asset management fees collected are subtracted from contract interest credited to policyholders which serves to lessen the increase in contract interest expense relative to the option gains reported in the Company's net investment income. Asset management fees collected during the three months ended March 31, 2019 were $1.6 million compared to $6.1 million in the corresponding periods of 2018.

Annuity contract interest includes true-up adjustments for the deferred sales inducement balance which are done each period similar to that done with respect to DPAC balances with the adjustment reflected in current period contract interest expense. To the extent required, the Company may also record unlocking adjustments to deferred sales inducement balances in conjunction with DPAC balance unlockings. The Company made no unlocking adjustments in the first quarter of 2019 and 2018.

Acquired Businesses

Effective January 31, 2019, Ozark National and NIS were acquired and their results included in the Condensed Consolidated Financial Statements of the Company. Ozark National and NIS have been combined into a separate segment "Acquired Businesses" given their inter-related marketing and sales approach which consists of a coordinated sale of a non-participating whole life insurance product (Ozark National) and a mutual fund investment product (NIS). An analysis of results of operations for the Company's acquired businesses segment is detailed below.

Three Months Ended March 31,
2019
(In thousands)

Premiums and contract revenues:
Premiums and contract charges	$13,801
Net investment income	3,976
Other revenues	1,441

Total revenues	19,218

Benefits and expenses:
Life and other policy benefits	10,675
Amortization of deferred policy acquisition costs and value of business acquired	1,748
Other operating expenses	3,085

Total benefits and expenses	15,508

Segment earnings (loss) before Federal income taxes	3,710
Provision (benefit) for Federal income taxes	747

Segment earnings (loss)	$2,963

Revenues from acquired businesses principally include life insurance premiums on traditional type products. Unlike universal life, revenues from traditional products are simply life premiums recognized as income over the premium-paying period of the related of the related policies. The detail of premiums is provided below.

Three Months Ended March 31,
2019
(In thousands)

Traditional life insurance premiums	$13,767
Other insurance premiums and considerations	83
Reinsurance premiums	(49)

Totals	$13,801

Ozark National's traditional life block of business at March 31, 2019 included approximately 185,300 policies in force representing nearly $6.4 billion of life insurance coverage. The repetitive pay nature of Ozark National's business promotes a higher level of persistency with an annualized lapse rate of 4.7% in the first quarter of 2019.  Traditional life premiums by first year and renewal are detailed below.

Three Months Ended March 31,
2019
(In thousands)

Traditional life insurance premiums:
First year premiums	$793
Renewal premiums	12,974

Totals	$13,767

Other revenues consists primarily of brokerage revenue of NIS. Brokerage revenues of $1.4 million for the quarter ended March 31, 2019 had associated brokerage expense of $0.7 million which is included in Other operating expenses.

The average face value of Ozark National's policies in force at March 31, 2019 was approximately $34,400. Consequently, life and policy benefits for smaller face amounts are subject to variation from quarter to quarter. Incurred death claims for the two months of operations were $5.5 million representing an average net claim of $14,800. Ozark National's maximum retention on any single insured life is $200,000. The balance of life and policy benefits during the quarter ended March 31, 2019 consists of increases in insurance reserves and payments of other policy benefits.

As noted previously in the discussion of Results of Operations, as part of the purchase accounting required with the acquisition of Ozark National effective January 31, 2019, the Company recorded an intangible asset of $147.3 million referred to as the value of business acquired ("VOBA"). VOBA represents the difference between the acquired assets and liabilities of Ozark National measured in accordance with the Company's accounting policies and the fair value of these same assets and liabilities. The VOBA balance sheet amount is amortized following a methodology similar to that used for amortizing deferred policy acquisition costs.

Subsequent to its acquisition effective January 31, 2019, Ozark National began deferring policy acquisition costs and amortizing these deferrals similar to the methodology employed by National Western. The following table identifies the amortization expense of Ozark National's DPAC and VOBA for the three months ended March 31, 2019 and 2018.

Amortization of DPAC and VOBA	Three Months Ended March 31,
2019
(In thousands)

Unlocking	$—
VOBA amortization expense	1,623
DPAC amortization expense	125

Totals	$1,748

Other Operations

The Company's primary business encompasses its domestic and international life insurance operations, its annuity operations, and its acquired businesses. However, the Company also has small real estate, nursing home, and other investment operations through its wholly owned subsidiaries. Nursing home operations generated $1.4 million and $0.4 million of pre-tax operating earnings in the first three months of 2019 and 2018, respectively. As discussed in the Consolidated Operations section, the Company closed on the sale of its Reno, Nevada nursing home operations effective February 1, 2019. Pre-tax operating earnings in the first quarter of 2019 include Reno operating results for the month of January and net gains from the sale of personal property and equipment of $1.4 million. At March 31, 2019, the Company had an agreement to sell its San Marcos, Texas operations. Closing of the transaction occurred May 1, 2019.

Pre-tax operating amounts for these periods also include the results of BP III, the entity owning and operating the Company's home office facility in Austin, Texas. BP III incurred pre-tax losses of $(0.4) million and $(0.6) million for the quarters ended March 31, 2019 and 2018, respectively.

The remaining pre-tax earnings of $3.4 million and $4.6 million in Other Operations during the three month periods includes investment income from real estate, municipal bonds, and common and preferred equities held in subsidiary company portfolios principally for tax-advantage purposes. Pre-tax earnings for the first quarter of 2019 also includes expenses of $3.2 million related to the purchase of Ozark National and NIS.

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

	March 31, 2019		December 31, 2018
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Debt securities	$10,763,410	96.1	$10,231,313	96.7
Mortgage loans	205,368	1.8	203,180	1.9
Policy loans	81,162	0.7	54,724	0.6
Derivatives, index options	71,001	0.6	14,684	0.1
Real estate	40,147	0.4	35,692	0.3
Equity securities	19,196	0.2	17,491	0.2
Other	28,020	0.2	21,159	0.2

Totals	$11,208,304	100.0	$10,578,243	100.0

Invested assets at March 31, 2019 include Ozark National and NIS amounts as follows: Debt securities of $657.7 million; Policy loans of $27.7 million; and Real estate of $4.6 million.

Debt Securities

The Company maintains a diversified portfolio which consists mostly of corporate, mortgage-backed, and public utility fixed income securities. Investments in mortgage-backed securities primarily include U.S. Government agency pass-through securities and collateralized mortgage obligations ("CMO"). The Company's investment guidelines prescribe limitations by type of security as a percent of the total investment portfolio and all holdings were within these threshold limits. As of March 31, 2019 and December 31, 2018, the Company's debt securities portfolio consisted of the following classes of securities:

	March 31, 2019		December 31, 2018
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Corporate	$7,739,908	72.0	$7,544,831	73.7
Residential mortgage-backed securities	1,173,314	10.9	1,193,016	11.7
Public utilities	994,567	9.2	1,014,100	9.9
State and political subdivisions	578,519	5.4	457,970	4.5
U.S. agencies	130,883	1.2	—	—
Asset-backed securities	94,560	0.9	10,051	0.1
Commercial mortgage-backed	36,563	0.3	—	—
Foreign governments	11,329	0.1	10,004	0.1
U.S. Treasury	3,767	—	1,341	—

Totals	$10,763,410	100.0	$10,231,313	100.0

Substantially all of the Company's investable cash flows are directed toward the purchase of long-term debt securities. The Company's investment policy calls for investing in debt securities that are investment grade, meet quality and yield objectives, and provide adequate liquidity for obligations to policyholders. Debt securities with intermediate maturities are targeted by the Company as they more closely match the intermediate nature of the Company's policy liabilities and provide an appropriate strategy for managing cash flows. Long-term debt securities purchased to fund National Western insurance company operations are summarized below.

	Three Months Ended March 31,	Year Ended December 31,
	2019	2018
	($ In thousands)

Cost of acquisitions	$15,806	$737,223
Average credit quality	BBB	BBB+
Effective annual yield	4.91%	4.2%
Spread to treasuries	2.26%	1.29%
Effective duration	8.1 years	8.3 years

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

In addition to diversification, an important aspect of the Company's investment approach is managing the credit quality of its investment in debt securities. Thorough credit analysis is performed on potential corporate investments including examination of a company's credit and industry outlook, financial ratios and trends, and event risks. This emphasis is reflected in the high average credit rating of the Company's debt securities portfolio with 99.3%, as of March 31, 2019, held in investment grade securities. In the table below, investments in debt securities are classified according to credit ratings by nationally recognized statistical rating organizations.

	March 31, 2019		December 31, 2018
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

AAA	$131,526	1.2	$102,240	1.0
AA	2,335,586	21.7	2,083,271	20.4
A	3,362,044	31.2	3,135,471	30.6
BBB	4,854,983	45.2	4,816,117	47.1
BB and other below investment grade	79,271	0.7	94,214	0.9

Totals	$10,763,410	100.0	$10,231,313	100.0

The Company's investment guidelines do not allow for the purchase of below investment grade securities.  The investments held in debt securities below investment grade are the result of subsequent downgrades of the securities.  These holdings are further summarized below.

	Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	% of Invested Assets
	(In thousands, except percentages)

March 31, 2019	$85,046	79,271	78,639	0.7%

December 31, 2018	$102,938	94,214	92,711	0.9%

The Company's percentage of below investment grade securities as of March 31, 2019 compared with the percentage at December 31, 2018 decreased due to upgrades of several credit issuers during the period. The Company's holdings of below investment grade securities are relatively small and as a percentage of total invested assets low compared to industry averages.

Holdings in below investment grade securities by category as of March 31, 2019 are summarized below, including their comparable fair value as of December 31, 2018 for those debt securities rated below investment grade at March 31, 2019. The Company continually monitors developments in these industries for issues that may affect security valuation.

	Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	Fair Value
Industry Category	March 31, 2019	March 31, 2019	March 31, 2019	December 31, 2018
	(In thousands)

Asset-backed securities	$4,420	4,512	4,575	4,604
Residential mortgage-backed	961	841	841	876
Oil & gas	12,005	9,300	9,300	7,995
Manufacturing	57,304	54,616	53,921	51,487
Other	10,356	10,002	10,002	9,250

Totals	$85,046	79,271	78,639	74,212

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

During the three months ended March 31, 2019, the Company recorded no other-than-temporary impairment credit related write-downs on debt securities. See Note 9, Investments, of the accompanying Condensed Consolidated Financial Statements for further discussion. Since the Company's adoption of the GAAP guidance on the recognition and accounting for other-than-temporary impairments due to credit loss versus non-credit loss, the Company has recognized a cumulative total of $0.6 million of other-than-temporary impairments of which $0.6 million was deemed credit related and recognized as realized investment losses in earnings, and $0.0 million, net of amortization, was deemed a non-credit related impairment and recognized in other comprehensive income.

The Company is required to classify its investments in debt securities into one of three categories: (a) trading securities; (b) securities available for sale; or (c) securities held to maturity. The Company purchases securities with the intent to hold to maturity and accordingly does not maintain a portfolio of trading securities. Of the remaining two categories, available for sale and held to maturity, the Company makes a determination on categorization based on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. As shown in the table below, 30.7% of the Company's total debt securities, based on fair values, were classified as securities available for sale at March 31, 2019. These holdings in available for sale provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.

	March 31, 2019
	Fair Value	Amortized Cost	Unrealized Gains (Losses)
	(In thousands)

Debt securities held to maturity	$7,529,552	7,428,925	100,627
Debt securities available for sale	3,334,485	3,306,789	27,696

Totals	$10,864,037	10,735,714	128,323

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

The Company targets a minimum specified yield on mortgage loan investments determined by reference to currently available debt security instrument yields plus a desired amount of incremental basis points. During the past several years, the low interest rate environment has resulted in fewer loan opportunities being available that meet the Company's required rate of return. Mortgage loans originated by the Company totaled $29.9 million for the year ended December 31, 2018 and $17.3 million for the three months ended March 31, 2019. Principal repayments on mortgage loans for the three months ended March 31, 2019 were $15.2 million.

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

The Company held net investments in mortgage loans, after allowances for possible losses, totaling $205.4 million and $203.2 million at March 31, 2019 and December 31, 2018, respectively.  The diversification of the portfolio by geographic region and by property type was as follows:

	March 31, 2019		December 31, 2018
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Geographic Region:
West South Central	$120,151	58.3	$116,205	57.0
East North Central	20,550	10.0	20,944	10.3
East South Central	13,662	6.6	13,801	6.8
South Atlantic	28,711	13.9	29,829	14.6
West North Central	12,691	6.2	12,751	6.3
Pacific	6,580	3.2	6,626	3.2
Middle Atlantic	2,119	1.0	2,138	1.0
Mountain	1,579	0.8	1,561	0.8
Gross balance	206,043	100.0	203,855	100.0

Allowance for possible losses	(675)	(0.3)	(675)	(0.3)

Totals	$205,368	99.7	$203,180	99.7

	March 31, 2019		December 31, 2018
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Property Type:
Retail	$95,645	46.4	$96,075	47.1
Office	70,300	34.1	71,194	34.9
Hotel	14,597	7.1	14,454	7.1
Land/Lots	5,049	2.5	3,498	1.7
All other	20,452	9.9	18,634	9.2
Gross balance	206,043	100.0	203,855	100.0

Allowance for possible losses	(675)	(0.3)	(675)	(0.3)

Totals	$205,368	99.7	$203,180	99.7

The Company's direct investments in real estate are not a significant portion of its total investment portfolio and consist primarily of income-producing properties which are being operated by a wholly owned subsidiary of National Western. The Company's real estate investments totaled approximately $40.1 million and $35.7 million at March 31, 2019 and December 31, 2018, respectively. The increase in holdings reflects the addition of Ozark National real estate investments of $4.6 million at March 31, 2019.

The Company recognized operating income of approximately $0.6 million and $0.5 million on real estate properties in the first three months of 2019 and 2018, respectively. The Company monitors the conditions and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition.

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

The correlation between fair values and interest rates for debt securities is reflected in the tables below.

	March 31, 2019	December 31, 2018
	(In thousands except percentages)

Debt securities - fair value	$10,864,037	10,174,327
Debt securities - amortized cost	$10,735,714	10,293,878
Fair value as a percentage of amortized cost	101.20%	98.84%
Net unrealized gain (loss) balance	$128,323	(119,551)
Ten-year U.S. Treasury bond – (decrease) increase in yield for the period	(0.28)%	0.28%

	Net Unrealized Gain (Loss) Balance
	At March 31, 2019	At December 31, 2018	Year-to-date Change in Unrealized Balance

Debt securities held to maturity	$100,627	(56,986)	157,613
Debt securities available for sale	27,696	(62,565)	90,261

Totals	$128,323	(119,551)	247,874

Changes in interest rates can have a sizable effect on the fair values of the Company's debt securities. The market interest rate of the ten-year U.S. Treasury bond decreased approximately 28 basis points from 2.69% at year-end 2018 to 2.41% by the end of the first three months of 2019. Therefore the increase in the unrealized balance position of $247.9 million was largely the result of the decrease in interest rates. Given that the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in fair values have a lesser effect on the Company's Condensed Consolidated Balance Sheet.

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

The Company performed detailed sensitivity analysis as of December 31, 2018, for its interest rate-sensitive assets and liabilities. The changes in market values of the Company's debt securities in the first three months of 2019 were reasonable given the expected range of results of this analysis.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity requirements are met primarily by funds provided from operations. Premium deposits and annuity considerations, investment income, and investment maturities and prepayments are the primary sources of funds while investment purchases, policy benefits in the form of claims, and payments to policyholders and contract holders in connection with surrenders and withdrawals as well as operating expenses are the primary uses of funds. To ensure the Company will be able to pay future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed income securities. Funds are invested with the intent that the income from investments, plus proceeds from maturities, will meet the ongoing cash flow needs of the Company. The approach of matching asset and liability durations and yields requires an appropriate mix of investments. Although the Company historically has not been put in the position of having to liquidate invested assets to provide cash flow, its investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs. Effective October 1, 2018, the Company ("National Western") increased its line of credit facility up to $75 million which it may access for short-term cash needs. As part of the acquisition of Ozark National and NIS effective January 31, 2019, National Western borrowed $75 million to partly fund the closing cash purchase price of $205.5 million. The amounts borrowed were subsequently repaid and there were no borrowings outstanding under the line of credit at March 31, 2019.

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

	Three Months Ended March 31,
	2019	2018
	(In thousands)

Product Line:
Traditional Life	$4,483	635
Universal Life	21,317	25,111
Annuities	153,216	147,086

Total	$179,016	172,832

The above contractual withdrawals, as well as the level of surrenders experienced, were generally consistent with the Company's assumptions in asset/liability management, and the associated cash outflows did not have an adverse impact on overall liquidity. The amount shown for traditional life in the quarter ended March 31, 2019 includes Ozark National cash outflows. Individual life insurance policies are typically less susceptible to withdrawal than annuity reserves and deposit liabilities because policyholders may need to undergo a new underwriting process in order to obtain a new insurance policy elsewhere. Cash flow projections and tests under various market interest rate scenarios and assumptions are performed to assist in evaluating liquidity needs and adequacy. The Company currently expects available liquidity sources and future cash flows to be more than adequate to meet the demand for funds.

Cash flows from the Company's insurance operations have historically been sufficient to meet current needs. Cash flows from operating activities were $89.4 million and $72.9 million for the three months ended March 31, 2019 and 2018, respectively. The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $193.3 million and $120.3 million for the three months ended March 31, 2019 and 2018, respectively. Operating and investing activity cash flow items could be reduced if interest rates rise at an accelerated rate in the future. Net cash inflows/(outflows) from the Company's universal life and investment annuity deposit product operations totaled $(156.7) million and $(98.1) million during the three months ended March 31, 2019 and 2018, respectively, reflecting the recent slowdown in annuity sales and slightly higher lapse rate for annuities compared to prior periods.

Capital Resources

The Company relies on stockholders' equity for its capital resources as there is no long-term debt outstanding and the Company does not anticipate the need for any long-term debt in the near future.  As of March 31, 2019, the Company had no commitments beyond its normal operating and investment activities.

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

Insurance reserves are the means by which life insurance companies determine the liabilities that must be established to assure that future policy benefits are provided for and can be paid. These reserves are required by law and based upon standard actuarial methodologies to ensure fulfillment of commitments guaranteed to policyholders and their beneficiaries, even though the obligations may not be due for many years. Refer to Note 1 in the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of reserving methods.

The table below summarizes future estimated cash payments under existing contractual obligations.

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)

Loan commitments	$18,900	18,900	—	—	—
Lease obligations	1,345	359	717	269	—
Life claims payable (1)	80,393	80,393	—	—	—
Other long-term reserve liabilities reflected on the balance sheet (2)	13,949,038	1,090,936	2,042,203	1,784,381	9,031,518

Total	$14,049,676	1,190,588	2,042,920	1,784,650	9,031,518

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

Subsequent to acquiring a commercial office building at the end of 2016 through its wholly owned subsidiary Braker P III, LLC ("BP III"), the Company entered into lease agreements with various tenants for available space not occupied by the Company. Total revenues recorded pertaining to these leases for the three month periods ended March 31, 2019 and 2018 amounted to $0.9 million and $0.6 million, respectively. Under their respective terms these leases expire at various dates from 2019 through 2025.

The table below summarizes future estimated cash receipts under all existing lease agreements, including those in addition to the BP III lease agreements discussed above.

	Estimated Cash Receipts by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)

Real estate revenue	$45,183	5,863	10,101	8,629	20,590

CHANGES IN ACCOUNTING PRINCIPLES AND CRITICAL ACCOUNTING POLICIES

Changes in Accounting Principles

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

Statutory laws prohibit public dissemination of certain RBC information. However, both National Western and Ozark National's current statutory capital and surplus are significantly in excess of the current threshold RBC requirements.

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

There were no changes in the Company's internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(e) under the Exchange Act, during the quarter ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting. However, in conjunction with its acquisition of Ozark National Life Insurance Company and N.I.S. Financial Services, Inc. effective January 31, 2019, the Company implemented purchase accounting controls and subsequent financial reporting and disclosure controls and procedures for the purposes of including the results of these two entities in the accompanying Condensed Consolidated Financial Statements of the Company as of and for the quarter ended March 31, 2019.

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

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 8(A) "Legal Proceedings" of the accompanying Condensed Consolidated Financial Statements included in this Form 10-Q.

ITEM 1A. RISK FACTORS

There have been no substantial changes relative to the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

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

Purchased shares are reported in the Company's Condensed Consolidated Financial Statements as authorized and unissued. At December 31, 2018 and March 31, 2019 there were no stock options vested or unvested and outstanding under these plans.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May yet Be Purchased Under the Plans or Programs

January 1, 2019 through January 31, 2019	—	$—	N/A	N/A
February 1, 2019 through February 28, 2019	—	$—	N/A	N/A
March 1, 2019 through March 31, 2019	—	$—	N/A	N/A

Total	—	$—	N/A	N/A

ITEM 4.  Removed and Reserved.

ITEM 6.  EXHIBITS

(a)	Exhibits

Exhibit 31(a)	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	-	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL WESTERN LIFE GROUP, INC.
(Registrant)

Date:	May 10, 2019	/S/ Ross R. Moody
Ross R. Moody
Chairman of the Board, President and
Chief Executive Officer
(Authorized Officer)

Date:	May 10, 2019	/S/ Brian M. Pribyl
Brian M. Pribyl
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)
(Principal Accounting Officer)