Form 10-Q
period 2019-06-30
National Western Life Group, Inc.
filed 2019-08-08
CIK 1635984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OFTHE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-55522

NATIONAL WESTERN LIFE GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware	47-3339380
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

10801 N. Mopac Expy Bldg 3
Austin,	Texas
78759		(512)	836-1010
(Address of Principal Executive Offices) (Zip Code)		(Telephone Number, including area code)

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
Large accelerated filer  ☒  Accelerated filer  ☐    Non-accelerated filer (Do not check if a smaller reporting company)  ☐  Smaller reporting company ☐  Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of August 7, 2019, the number of shares of Registrant's common stock outstanding was: Class A – 3,436,020 and  Class B - 200,000.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
ASSETS	June 30, 2019	December 31, 2018

Investments:
Debt securities held to maturity, at amortized cost (fair value: $7,589,480 and $7,228,268)	$7,342,359	7,285,254
Debt securities available for sale, at fair value (cost: $3,265,560 and $3,008,624)	3,375,105	2,946,059
Mortgage loans, net of allowance for possible losses ($675 and $675)	214,295	203,180
Policy loans	80,155	54,724
Derivatives, index options	89,900	14,684
Equity securities, at fair value (cost: $14,227 and $14,329)	19,324	17,491
Other long-term investments	62,214	56,851

Total investments	11,183,352	10,578,243

Cash and cash equivalents	140,802	131,976
Deferred policy acquisition costs	752,565	841,704
Deferred sales inducements	114,548	133,714
Value of business acquired	141,862	—
Accrued investment income	98,556	96,338
Federal income tax receivable	9,937	17,934
Other assets	171,328	131,782

Total assets	$12,612,950	11,931,691

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY	June 30, 2019	December 31, 2018

LIABILITIES:

Future policy benefits:
Universal life and annuity contracts	$9,420,315	9,608,850
Traditional life reserves	827,693	135,436
Other policyholder liabilities	141,731	135,694
Deferred Federal income tax liability	47,470	39,384
Other liabilities	120,593	111,550

Total liabilities	10,557,802	10,030,914

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:

Common stock:
Class A - $.01 par value; 7,500,000 shares authorized; 3,436,020 issued and outstanding in 2019 and 2018	34	34
Class B - $.01 par value; 200,000 shares authorized, issued, and outstanding in 2019 and 2018	2	2
Additional paid-in capital	41,716	41,716
Accumulated other comprehensive income (loss)	43,462	(37,015)
Retained earnings	1,969,934	1,896,040

Total stockholders’ equity	2,055,148	1,900,777

Total liabilities and stockholders' equity	$12,612,950	11,931,691

Note:  The Condensed Consolidated Balance Sheet at December 31, 2018 has been derived from the audited Consolidated Financial Statements as of that date.

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended June 30, 2019 and 2018
(Unaudited)
(In thousands, except per share amounts)

	2019	2018

Premiums and other revenues:
Universal life and annuity contract charges	$36,910	39,945
Traditional life premiums	23,810	4,928
Net investment income	128,424	121,802
Other revenues	3,966	5,287
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) gains (losses)	(5,900)	3
Portion of OTTI (gains) losses recognized in other comprehensive income	(2)	(3)
Net OTTI losses recognized in earnings	(5,902)	—
Other net investment gains (losses)	5,477	2,696
Total net realized investment gains (losses)	(425)	2,696
Total revenues	192,685	174,658

Benefits and expenses:
Life and other policy benefits	33,657	17,461
Amortization of deferred policy acquisition costs and value of business acquired	31,411	31,069
Universal life and annuity contract interest	60,139	60,990
Other operating expenses	25,334	24,795

Total benefits and expenses	150,541	134,315

Earnings before Federal income taxes	42,144	40,343

Federal income taxes	8,448	7,877

Net earnings	$33,696	32,466

Basic earnings per share:
Class A	$9.53	$9.18
Class B	$4.76	$4.59

Diluted earnings per share:
Class A	$9.53	$9.18
Class B	$4.76	$4.59

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Six Months Ended June 30, 2019 and 2018
(Unaudited)
(In thousands, except per share amounts)

	2019	2018

Premiums and other revenues:
Universal life and annuity contract charges	$74,863	78,465
Traditional life premiums	41,393	9,073
Net investment income	279,755	182,547
Other revenues	10,379	10,284
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) gains (losses)	(5,897)	6
Portion of OTTI (gains) losses recognized in other comprehensive income	(5)	(6)
Net OTTI losses recognized in earnings	(5,902)	—
Other net investment gains (losses)	10,106	3,307
Total net realized investment gains (losses)	4,204	3,307

Total revenues	410,594	283,676

Benefits and expenses:
Life and other policy benefits	61,846	38,862
Amortization of deferred policy acquisition costs and value of business acquired	63,575	63,298
Universal life and annuity contract interest	141,055	59,172
Other operating expenses	51,383	48,428

Total benefits and expenses	317,859	209,760

Earnings before Federal income taxes	92,735	73,916

Federal income taxes	18,841	14,575

Net earnings	$73,894	59,341

Basic earnings per share:
Class A	$20.90	$16.78
Class B	$10.45	$8.39

Diluted earnings per share:
Class A	$20.90	$16.78
Class B	$10.45	$8.39

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended June 30, 2019 and 2018
(Unaudited)
(In thousands)

	2019	2018

Net earnings	$33,696	32,466

Other comprehensive income (loss), net of effects of deferred costs and taxes:
Unrealized gains (losses) on securities:
Net unrealized holding gains (losses) arising during period	35,401	(15,068)
Net unrealized liquidity gains (losses)	1	2
Reclassification adjustment for net amounts included in net earnings	3,740	(1,564)

Net unrealized gains (losses) on securities	39,142	(16,630)

Foreign currency translation adjustments	(86)	39

Benefit plans:
Amortization of net prior service cost and net gain (loss)	(504)	2,801

Other comprehensive income (loss)	38,552	(13,790)

Comprehensive income (loss)	$72,248	18,676

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Six Months Ended June 30, 2019 and 2018
(Unaudited)
(In thousands)

	2019	2018

Net earnings	$73,894	59,341

Other comprehensive income, net of effects of deferred costs and taxes:
Unrealized gains (losses) on securities:
Net unrealized holding gains (losses) arising during period	78,144	(49,822)
Net unrealized liquidity gains (losses)	2	2
Reclassification adjustment for net amounts included in net earnings	2,872	(1,597)

Net unrealized gains (losses) on securities	81,018	(51,417)

Foreign currency translation adjustments	467	1,207

Benefit plans:
Amortization of net prior service cost and net gain (loss)	(1,008)	5,602

Other comprehensive income (loss)	80,477	(44,608)

Comprehensive income (loss)	$154,371	14,733

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY For the Three Months Ended June 30, 2019 and 2018 (Unaudited) (In thousands)

	2019	2018

Common stock:
Balance at beginning of period	$36	36
Shares exercised under stock option plan	—	—

Balance at end of period	36	36

Additional paid-in capital:
Balance at beginning of period	41,716	41,716
Shares exercised under stock option plan	—	—

Balance at end of period	41,716	41,716

Accumulated other comprehensive income:
Unrealized gains (losses) on non-impaired securities:
Balance at beginning of period	11,589	(5,537)
Change in unrealized gains (losses) during period, net of tax	39,141	(16,632)
Cumulative effect of change in accounting principle, net of tax	—	—

Balance at end of period	50,730	(22,169)

Unrealized losses on impaired held to maturity securities:
Balance at beginning of period	(6)	(10)
Amortization	2	3
Other-than-temporary impairments, non-credit, net of tax	—	—
Additional credit loss on previously impaired securities	—	—
Change in shadow deferred policy acquisition costs	(1)	(1)

Balance at end of period	(5)	(8)

Unrealized losses on impaired available for sale securities:
Balance at beginning of period	(2)	(1)
Other-than-temporary impairments, non-credit, net of tax	—	—
Change in shadow deferred policy acquisition costs	—	—
Recoveries, net of tax	—	—

Balance at end of period	(2)	(1)

	Continued on Next Page

NATIONAL WESTERN LIFE GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued) For the Three Months Ended June 30, 2019 and 2018 (Unaudited) (In thousands)

	2019	2018

Foreign currency translation adjustments:
Balance at beginning of period	5,130	4,391
Change in translation adjustments during period	(86)	39

Balance at end of period	5,044	4,430

Benefit plan liability adjustment:
Balance at beginning of period	(11,801)	(19,794)
Amortization of net prior service cost and net loss, net of tax	(504)	2,801

Balance at end of period	(12,305)	(16,993)

Accumulated other comprehensive income (loss) at end of period	43,462	(34,741)

Retained earnings:
Balance at beginning of period	1,936,238	1,807,430
Net earnings	33,696	32,466

Balance at end of period	1,969,934	1,839,896

Total stockholders' equity	$2,055,148	1,846,907

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY For the Six Months Ended June 30, 2019 and 2018 (Unaudited) (In thousands)

	2019	2018

Common stock:
Balance at beginning of period	$36	36
Shares exercised under stock option plan	—	—

Balance at end of period	36	36

Additional paid-in capital:
Balance at beginning of period	41,716	41,716
Shares exercised under stock option plan	—	—

Balance at end of period	41,716	41,716

Accumulated other comprehensive income:
Unrealized gains (losses) on non-impaired securities:
Balance at beginning of period	(30,286)	33,664
Change in unrealized gains (losses) during period, net of tax	81,016	(51,419)
Cumulative effect of change in accounting principle, net of tax	—	(4,414)

Balance at end of period	50,730	(22,169)

Unrealized losses on impaired held to maturity securities:
Balance at beginning of period	(7)	(10)
Amortization	4	5
Other-than-temporary impairments, non-credit, net of tax	—	—
Additional credit loss on previously impaired securities	—	—
Change in shadow deferred policy acquisition costs	(2)	(3)

Balance at end of period	(5)	(8)

Unrealized losses on impaired available for sale securities:
Balance at beginning of period	(2)	(1)
Other-than-temporary impairments, non-credit, net of tax	—	—
Change in shadow deferred policy acquisition costs	—	—
Recoveries, net of tax	—	—

Balance at end of period	(2)	(1)

	Continued on Next Page

NATIONAL WESTERN LIFE GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued) For the Six Months Ended June 30, 2019 and 2018 (Unaudited) (In thousands)

	2019	2018

Foreign currency translation adjustments:
Balance at beginning of period	4,577	3,223
Change in translation adjustments during period	467	1,207

Balance at end of period	5,044	4,430

Benefit plan liability adjustment:
Balance at beginning of period	(11,297)	(22,595)
Amortization of net prior service cost and net loss, net of tax	(1,008)	5,602

Balance at end of period	(12,305)	(16,993)

Accumulated other comprehensive income (loss) at end of period	43,462	(34,741)

Retained earnings:
Balance at beginning of period	1,896,040	1,776,141
Cumulative effect of change in accounting principle, net of tax	—	4,414
Net earnings	73,894	59,341

Balance at end of period	1,969,934	1,839,896

Total stockholders' equity	$2,055,148	1,846,907

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Six Months Ended June 30, 2019 and 2018 (Unaudited) (In thousands)

	2019	2018

Cash flows from operating activities:
Net earnings	$73,894	59,341
Adjustments to reconcile net earnings to net cash from operating activities:
Universal life and annuity contract interest	141,055	59,172
Surrender charges and other policy revenues	(16,975)	(19,138)
Realized (gains) losses on investments	(4,204)	(3,307)
Accretion/amortization of discounts and premiums, investments	1,362	(150)
Depreciation and amortization	5,464	5,932
(Increase) decrease in value of equity securities	(2,338)	107
(Increase) decrease in value of derivatives	(59,830)	34,102
(Increase) decrease in deferred policy acquisition and sales inducement costs, and value of business acquired	42,652	21,304
(Increase) decrease in accrued investment income	3,899	(1,861)
(Increase) decrease in other assets	(2,757)	(8,071)
Increase (decrease) in liabilities for future policy benefits	769	1,389
Increase (decrease) in other policyholder liabilities	(7,831)	5,335
Increase (decrease) in Federal income tax liability	7,895	(16,472)
Increase (decrease) in deferred Federal income tax	(13,306)	11,367
Increase (decrease) in other liabilities	(5,862)	(3,890)

Net cash provided by operating activities	163,887	145,160

Cash flows from investing activities:
Proceeds from sales of:
Debt securities available for sale	80,528	—
Other investments	34,984	2,220
Proceeds from maturities and redemptions of:
Debt securities held to maturity	310,618	275,670
Debt securities available for sale	137,823	105,678
Derivatives, index options	21,405	105,615
Property and equipment	—	8
Purchases of:
Debt securities held to maturity	(103,710)	(343,145)
Debt securities available for sale	(77,118)	(161,416)
Equity securities	(295)	(406)
Derivatives, index options	(37,089)	(44,943)
Other investments	(11,953)	(586)
Property and equipment	(1,002)	(2,988)
Payment to acquire businesses, net of cash acquired	(189,121)	—

	Continued on Next Page

NATIONAL WESTERN LIFE GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) For the Six Months Ended June 30, 2019 and 2018 (Unaudited) (In thousands)

	2019	2018

Principal payments on mortgage loans	22,252	21,521
Cost of mortgage loans acquired	(33,247)	(9,895)
Decrease (increase) in policy loans	2,697	802

Net cash provided by/(used in) investing activities	156,772	(51,865)

Cash flows from financing activities:
Deposits to account balances for universal life and annuity contracts	187,377	316,906
Return of account balances on universal life and annuity contracts	(499,801)	(502,834)

Net cash provided by (used in) financing activities	(312,424)	(185,928)

Effect of foreign exchange	591	1,528

Net increase (decrease) in cash and cash equivalents	8,826	(91,105)
Cash and cash equivalents at beginning of period	131,976	217,624

Cash and cash equivalents at end of period	$140,802	126,519

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid (received) during the period for:
Interest	$29	20
Income taxes	$24,150	19,680

Noncash operating activities:
Deferral of sales inducements	$(8,822)	(6,177)

Noncash investing activities:
Contingent consideration to acquire businesses	$3,871	—

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)	CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position of National Western Life Group, Inc. ("NWLGI") and its wholly owned subsidiaries (“Company”) as of June 30, 2019, and the results of its operations and its cash flows for the three and six months ended June 30, 2019 and June 30, 2018. Such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year. It is recommended that these Condensed Consolidated Financial Statements be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 which is accessible free of charge through the Company's internet site at www.nwlgi.com or the Securities and Exchange Commission internet site at www.sec.gov. The Condensed Consolidated Balance Sheet at December 31, 2018 has been derived from the audited consolidated financial statements as of that date.

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of NWLGI and its wholly owned subsidiaries: National Western Life Insurance Company ("NWLIC" or "National Western"), Regent Care San Marcos Holdings, LLC, NWL Services, Inc., and N.I.S. Financial Services, Inc. ("NIS"). National Western's wholly owned subsidiaries include The Westcap Corporation, NWL Financial, Inc., NWLSM, Inc., Braker P III, LLC, and Ozark National Life Insurance Company ("Ozark National"). The results of operations for Ozark National and NIS include the five months ended June 30, 2019, subsequent to their acquisition effective January 31, 2019. All significant intercorporate transactions and accounts have been eliminated in consolidation.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates in the accompanying Condensed Consolidated Financial Statements include: (1) liabilities for future policy benefits, (2) valuation of derivative instruments, (3) recoverability and amortization of deferred policy acquisition costs, (4) valuation allowances for deferred tax assets, (5) other-than-temporary impairment losses on debt securities, (6) commitments and contingencies, and (7) valuation allowances for mortgage loans and real estate. During the first six months of 2019, the Company incorporated accounting estimates for business combinations, value of business acquired, and fair value measurement as a result of its acquisition of Ozark National and NIS.

The table below shows the unrealized gains and losses on available-for-sale securities that were reclassified out of accumulated other comprehensive income for the three and six months ended June 30, 2019 and June 30, 2018.

Affected Line Item in the Statements of Earnings	Amount Reclassified From Accumulated Other Comprehensive Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)

Other net investment gains (losses)	$1,168	1,981	2,267	2,021
Net OTTI losses recognized in earnings	(5,902)	—	(5,902)	—
Earnings before Federal income taxes	(4,734)	1,981	(3,635)	2,021
Federal income taxes	(994)	417	(763)	424

Net earnings	$(3,740)	1,564	(2,872)	1,597

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(2)	NEW ACCOUNTING PRONOUNCEMENTS

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

In the first quarter of 2019, National Western declared and paid a $32.0 million dividend to NWLGI, the proceeds of which were used as part of the cash purchase of NIS. In the first quarter of 2018, National Western declared and paid a $3.0 million dividend to NWLGI. National Western did not declare or pay cash dividends during the three month periods ended June 30, 2019 and 2018. Ozark National did not declare or pay cash dividends on its shares during the five-month period ended June 30, 2019.

NWLGI did not declare or pay cash dividends on its common shares during the six months ended June 30, 2019 and 2018.

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

	Three Months Ended June 30,
	2019		2018
	Class A	Class B	Class A	Class B
	(In thousands except per share amounts)

Numerator for Basic and Diluted Earnings Per Share:
Net income	$33,696		32,466
Dividends - Class A shares	—		—
Dividends - Class B shares	—		—

Undistributed earnings	$33,696		32,466

Allocation of net income:
Dividends	$—	—	—	—
Allocation of undistributed income	32,743	953	31,548	918

Net earnings	$32,743	953	31,548	918

Denominator:
Basic earnings per share - weighted-average shares	3,436	200	3,436	200
Effect of dilutive stock options	—	—	—	—

Diluted earnings per share - adjusted weighted-average shares for assumed conversions	3,436	200	3,436	200

Basic Earnings Per Share	$9.53	4.76	9.18	4.59

Diluted Earnings Per Share	$9.53	4.76	9.18	4.59

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30,
	2019		2018
	Class A	Class B	Class A	Class B
	(In thousands except per share amounts)

Numerator for Basic and Diluted Earnings Per Share:
Net income	$73,894		59,341
Dividends - Class A shares	—		—
Dividends - Class B shares	—		—

Undistributed income	$73,894		59,341

Allocation of net income:
Dividends	$—	—	—	—
Allocation of undistributed income	71,804	2,090	57,663	1,678

Net income	$71,804	2,090	57,663	1,678

Denominator:
Basic earnings per share - weighted-average shares	3,436	200	3,436	200
Effect of dilutive stock options	—	—	—	—

Diluted earnings per share - adjusted weighted-average shares for assumed conversions	3,436	200	3,436	200

Basic Earnings Per Share	$20.90	10.45	16.78	8.39

Diluted Earnings Per Share	$20.90	10.45	16.78	8.39

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(5)	PENSION AND OTHER POSTRETIREMENT PLANS

(A)	Defined Benefit Pension Plans

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)

Service cost	$24	28	48	56
Interest cost	210	225	420	450
Expected return on plan assets	(272)	(325)	(544)	(650)
Amortization of prior service cost	—	—	—	—
Amortization of net loss	165	131	330	262

Net periodic benefit cost	$127	59	254	118

The service cost shown above for each period represents plan expenses expected to be paid out of plan assets. Under the clarified rules of the Pension Protection Act, plan expenses paid from plan assets are to be included in the plan's service cost component.

The Company's minimum required contribution for the 2019 plan year is $0.4 million. There was $0.5 million in planned contributions remaining for the 2018 plan year as of June 30, 2019. As of June 30, 2019, the Company had made $0.0 million in contributions to the plan for the 2019 plan year.

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

The following table summarizes the components of net periodic benefit costs for the non-qualified defined benefit plans.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)

Service cost	$126	90	251	180
Interest cost	256	213	512	426
Amortization of prior service cost	15	15	30	30
Amortization of net loss	348	176	696	352

Net periodic benefit cost	$745	494	1,489	988

The Company expects to contribute $2.0 million to these plans in 2019.  As of June 30, 2019, the Company has contributed $0.9 million to the plans.

The components of net periodic benefit cost including service cost are reported in the line item “Other operating expenses” in the income statement.

Ozark National and NIS have no defined benefit plans.

(B)	Postretirement Employment Plans Other Than Pension

National Western sponsors two healthcare plans that were amended in 2004 to provide postretirement benefits to certain fully-vested individuals.  The plans are unfunded. The following table summarizes the components of net periodic benefit costs.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)

Interest cost	$50	40	99	80
Amortization of prior service cost	13	26	26	52
Amortization of net loss	61	38	122	75

Net periodic benefit cost	$124	104	247	207

The Company expects to contribute minimal amounts to the plans in 2019. Ozark National and NIS do not offer postemployment benefits.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The components of net periodic benefit cost including service cost are reported in the line item “Other operating expenses” in the income statement.

(6)	SEGMENT AND OTHER OPERATING INFORMATION

The Company defines its reportable operating segments as domestic life insurance, international life insurance, annuities, and acquired companies. These segments are organized based on product types, geographic marketing areas, and business groupings. Ozark National and NIS have been combined into the segment "Acquired Businesses" given its inter-related marketing and sales approach which consists of a coordinated sale of a non-participating whole life insurance product (Ozark National) and a mutual fund investment product (NIS). As disclosed in the Company's filings for 2018, National Western discontinued accepting applications for the Company's international products from residents of other countries in May 2018. A fifth category "All Others" primarily includes investments and earnings of non-operating subsidiaries as well as other remaining investments and assets not otherwise supporting specific segment operations.

A summary of segment information as of June 30, 2019 and December 31, 2018 for the Condensed Consolidated Balance Sheet items and for the three and six months ended June 30, 2019 and June 30, 2018 for the Condensed Consolidated Statement of Earnings is provided below.

Condensed Consolidated Balance Sheet Items:

	June 30, 2019
	Domestic Life Insurance	International Life Insurance	Annuities	Acquired Businesses	All Others	Totals
	(In thousands)

Deferred policy acquisition costs, sales inducements, and value of business acquired	$119,695	217,361	528,241	143,678	—	1,008,975
Total segment assets	1,287,216	1,171,538	8,465,260	953,048	372,642	12,249,704
Future policy benefits	1,108,455	879,742	7,563,354	696,457	—	10,248,008
Other policyholder liabilities	17,239	14,956	94,389	15,147	—	141,731

	December 31, 2018
	Domestic Life Insurance	International Life Insurance	Annuities	Acquired Businesses	All Others	Totals
	(In thousands)

Deferred policy acquisition costs and sales inducements	$122,661	243,518	609,239	—	—	975,418
Total segment assets	1,215,864	1,211,036	8,791,463	—	370,118	11,588,481
Future policy benefits	1,039,150	894,891	7,810,245	—	—	9,744,286
Other policyholder liabilities	17,439	20,381	97,874	—	—	135,694

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Condensed Consolidated Statement of Earnings:

	Three Months Ended June 30, 2019
	Domestic Life Insurance	International Life Insurance	Annuities	Acquired Businesses	All Others	Totals
	(In thousands)

Premiums and contract revenues	$10,706	23,777	5,857	20,380	—	60,720
Net investment income	14,995	9,276	89,572	6,007	8,574	128,424
Other revenues	20	33	64	2,290	1,559	3,966

Total revenues	25,721	33,086	95,493	28,677	10,133	193,110

Life and other policy benefits	3,829	2,959	9,876	16,993	—	33,657
Amortization of deferred policy acquisition costs and value of business acquired	3,307	6,948	18,750	2,406	—	31,411
Universal life and annuity contract interest	12,985	7,337	39,817	—	—	60,139
Other operating expenses	5,017	4,521	9,374	4,491	1,931	25,334
Federal income taxes (benefit)	89	2,014	3,155	956	2,323	8,537

Total expenses	25,227	23,779	80,972	24,846	4,254	159,078

Segment earnings (loss)	$494	9,307	14,521	3,831	5,879	34,032

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30, 2019
	Domestic Life Insurance	International Life Insurance	Annuities	Acquired Businesses	All Others	Totals
	(In thousands)

Premiums and contract revenues	$21,510	49,840	10,725	34,181	—	116,256
Net investment income	38,494	23,293	192,726	9,983	15,259	279,755
Other revenues	64	54	72	3,731	6,458	10,379

Total revenues	60,068	73,187	203,523	47,895	21,717	406,390

Life and other policy benefits	7,751	5,121	21,306	27,668	—	61,846
Amortization of deferred policy acquisition costs and value of business acquired	6,717	14,242	38,462	4,154	—	63,575
Universal life and annuity contract interest	34,426	19,330	87,299	—	—	141,055
Other operating expenses	9,140	8,785	16,882	7,576	9,000	51,383
Federal income taxes (benefit)	413	5,222	8,038	1,703	2,582	17,958

Total expenses	58,447	52,700	171,987	41,101	11,582	335,817

Segment earnings (loss)	$1,621	20,487	31,536	6,794	10,135	70,573

	Three Months Ended June 30, 2018
	Domestic Life Insurance	International Life Insurance	Annuities	Acquired Businesses	All Others	Totals
	(In thousands)

Premiums and contract revenues	$10,114	27,461	7,298	—	—	44,873
Net investment income	13,556	10,603	86,915	—	10,728	121,802
Other revenues	—	4	18	—	5,265	5,287

Total revenues	23,670	38,068	94,231	—	15,993	171,962

Life and other policy benefits	5,103	4,534	7,824	—	—	17,461
Amortization of deferred acquisition costs	2,709	7,336	21,024	—	—	31,069
Universal life and annuity contract interest	9,907	7,600	43,483	—	—	60,990
Other operating expenses	5,006	5,628	9,085	—	5,076	24,795
Federal income taxes (benefit)	185	2,516	2,478	—	2,132	7,311

Total expenses	22,910	27,614	83,894	—	7,208	141,626

Segment earnings (loss)	$760	10,454	10,337	—	8,785	30,336

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30, 2018
	Domestic Life Insurance	International Life Insurance	Annuities	Acquired Businesses	All Others	Totals
	(In thousands)

Premiums and contract revenues	$19,715	55,378	12,445	—	—	87,538
Net investment income	14,219	12,574	140,458	—	15,296	182,547
Other revenues	—	34	37	—	10,213	10,284

Total revenues	33,934	67,986	152,940	—	25,509	280,369

Life and other policy benefits	9,912	10,262	18,688	—	—	38,862
Amortization of deferred acquisition costs	5,384	14,716	43,198	—	—	63,298
Universal life and annuity contract interest	7,046	6,450	45,676	—	—	59,172
Other operating expenses	10,153	11,009	17,020	—	10,246	48,428
Federal income taxes (benefit)	283	5,023	5,576	—	2,999	13,881

Total expenses	32,778	47,460	130,158	—	13,245	223,641

Segment earnings (loss)	$1,156	20,526	22,782	—	12,264	56,728

Reconciliations of segment information to the Company's Condensed Consolidated Financial Statements are provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)

Premiums and Other Revenues:
Premiums and contract revenues	$60,720	44,873	116,256	87,538
Net investment income	128,424	121,802	279,755	182,547
Other revenues	3,966	5,287	10,379	10,284
Realized gains (losses) on investments	(425)	2,696	4,204	3,307

Total condensed consolidated premiums and other revenues	$192,685	174,658	410,594	283,676

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)

Federal Income Taxes:
Total segment Federal income taxes	$8,537	7,311	17,958	13,881
Taxes on realized gains (losses) on investments	(89)	566	883	694

Total condensed consolidated Federal income taxes	$8,448	7,877	18,841	14,575

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)

Net Earnings:
Total segment earnings	$34,032	30,336	70,573	56,728
Realized gains (losses) on investments, net of taxes	(336)	2,130	3,321	2,613

Total condensed consolidated net earnings	$33,696	32,466	73,894	59,341

	June 30,	December 31,
	2019	2018
	(In thousands)

Assets:
Total segment assets	$12,249,704	11,588,481
Other unallocated assets	363,246	343,210

Total condensed consolidated assets	$12,612,950	11,931,691

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(7)	SHARE-BASED PAYMENTS

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

PSU awards covering the three year measurement period ended December 31, 2018 were paid out in the first quarter of 2019. The performance factor during the measurement period used to determine compensation payouts was 93.86% of the pre-defined metric target.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Directors of the Company are eligible to receive RSUs under the Incentive Plan. Unlike RSUs granted to officers, the RSUs granted to directors vest one year from the date of grant. They are payable in cash at the vesting date equal to the closing price of the Company's Class A common shares at that time.

No awards were granted to officers and directors during the six months ended June 30, 2019 and 2018.

The Company uses the current fair value method to measure compensation costs for awards granted under the share-based plans.

As of June 30, 2019 and December 31, 2018, the liability balance was $8.0 million and $11.9 million, respectively. A summary of awards by type and related activity is detailed below.

Options Outstanding
	Shares Available For Grant	Shares	Weighted- Average Exercise Price

Stock Options:
Balance at January 1, 2019	291,000	—	$—
Exercised	—	—	$—
Forfeited	—	—	$—
Expired	—	—	$—
Stock options granted	—	—	$—

Balance at June 30, 2019	291,000	—	$—

	Liability Awards
	SAR	RSU	PSU

Other Share/Unit Awards:
Balance at January 1, 2019	89,443	13,170	19,122
Exercised	—	(3,051)	(5,426)
Forfeited	(1,163)	(307)	(616)
Granted	—	—	—

Balance at June 30, 2019	88,280	9,812	13,080

Stock options, SARs, RSUs, and PSUs shown as forfeited in the above tables represent vested and unvested awards not exercised by plan participants prior to their termination from the Company.

The total intrinsic value of share-based compensation exercised was $2.5 million and $1.9 million for the six months ended June 30, 2019 and 2018, respectively. The total share-based compensation paid was $2.5 million and $1.9 million for the six months ended June 30, 2019 and 2018, respectively. The total fair value of stock options, SARs, RSUs, and PSUs vested during the six months ended June 30, 2019 and 2018 was $2.9 million and $0.8 million, respectively. For the six months ended June 30, 2019 and 2018, the total cash received from the exercise of stock options under the Plans was $0.0 million and $0.0 million, respectively.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes information about SARs outstanding at June 30, 2019. There were no options outstanding as of June 30, 2019.

	SARs Outstanding
	Number Outstanding	Weighted- Average Remaining Contractual Life	Number Exercisable

Exercise prices:
$132.56	19,568	2.5 years	19,568
$210.22	25,000	4.5 years	16,400
$216.48	11,649	6.6 years	11,649
$311.16	10,162	7.6 years	6,753
$310.55	203	7.8 years	135
$334.34	9,624	8.4 years	3,247
$303.77	12,074	9.5 years	—

Totals	88,280		57,752

Aggregate intrinsic value (in thousands)	$4,077		$3,674

The aggregate intrinsic value in the table above is based on the closing Class A stock price of $257.00 per share on June 30, 2019.

In estimating the fair value of the share-based awards outstanding at June 30, 2019 and December 31, 2018, the Company employed the Black-Scholes option pricing model with assumptions detailed below.

	June 30, 2019	December 31, 2018

Expected term	2.5 to 9.5 years	3.0 to 10.0 years
Expected volatility weighted-average	22.02%	22.14%
Expected dividend yield	0.14%	0.12%
Risk-free rate weighted-average	1.87%	2.58%

The Company reviewed the contractual term relative to the SARs as well as perceived future behavior patterns of exercise. Volatility is based on the Company’s historical volatility over the expected term of the option/SARs expected exercise date.

The pre-tax compensation cost/(benefit) recognized in the financial statements related to these plans was $0.1 million and $(1.4) million for the three and six months ended June 30, 2019 and $1.3 million and $0.7 million for the three and six months ended June 30, 2018, respectively. The related tax expense/(benefit) recognized was $0.0 million and $0.3 million for the three and six months ended June 30, 2019 and $(0.3) million and $(0.1) million for the three and six months ended June 30, 2018, respectively.

As of June 30, 2019, the total compensation cost related to non-vested share-based awards not yet recognized was $3.8 million.  This amount is expected to be recognized over a weighted-average period of 1.3 years.  The Company recognizes compensation cost over the graded vesting periods.

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

On September 28, 2017, a purported shareholder derivative lawsuit was filed in the 122nd District Court of Galveston County, State of Texas entitled Robert L. Moody, Jr. derivatively on behalf of National Western Life Insurance Company and National Western Life Group, Inc. v. Ross Rankin Moody, et al., naming certain current and former directors and current officers as defendants.  The complaint challenges the directors’ oversight of insurance sales to non-U.S. residents and alleges that the defendants breached their fiduciary duties in the conduct of their duties as board members by failing to act (i) on an informed basis and (ii) in good faith or with the honest belief that their actions were in the best interests of the Company.  The complaint sought an undetermined amount of damages, attorneys’ fees and costs, and equitable relief, including the removal of the Company’s Chairman and Chief Executive Officer and other board members and/or officers of the Company.  The Company believes that the claims in the complaint are baseless and without merit, will continue to vigorously defend this lawsuit, and was awarded reimbursement of legal costs and expenses from plaintiff as detailed below.  The Company believes, based on information currently available, that the final outcome of this lawsuit will not have a material adverse effect on the Company’s business, results of operations, or consolidated financial position. The companies and directors filed their respective Pleas to the Jurisdiction ("Pleas") contesting the plaintiff's standing to even pursue this action, along with their Answers, on October 27, 2017. On December 14, 2017, plaintiff filed a Response to the Pleas and on December 21, 2017, the Court heard oral argument on the Pleas. Plaintiff then filed a First Amended Petition on January 11, 2018. The companies and directors filed a Supplement to the Pleas on January 30, 2018, to which plaintiff responded on February 1, 2018, and the companies and directors replied on February 9, 2018. On May 3, 2018, the Court issued a memorandum to all attorneys of record stating that the Court would grant the defendants' Pleas and asked the attorney for defendants to prepare and submit proposed orders/judgments granting the requested relief for consideration by the Court.  The defendants filed such proposed order granting the Pleas on May 7, 2018. On May 16, 2018 the Court issued an Order granting the Pleas and dismissing Robert L. Moody, Jr.’s claims with prejudice, and plaintiff then filed a Motion to Transfer Venue (“MTTV”).  Defendants filed an Application for Fees, seeking to recover defendants’ legal costs and expenses from plaintiff, and a Response to the MTTV on June 8, 2018.  In response plaintiff filed a Motion to Vacate, a Response to the Application for Fees, and his own Request for Attorney’s Fees on July 5, 2018.  Defendants filed a Response to the Motion to Vacate and to plaintiff’s Request for Attorney’s Fees on July 11, 2018, and the Court heard oral arguments on July 16, 2018. Plaintiff filed supplemental briefing in support of his July 5, 2018 filings on July 25, 2018, and defendants filed their response to plaintiff's supplemental briefing on July 27, 2018. On August 8, 2018 the Court issued an Order denying plaintiff's Motion to Vacate. Pursuant to the Court’s instructions, on October 5, 2018, defendants filed an Order Granting Application for Expenses.  Defendants then filed a Motion for Entry of Final Judgment and a Request for Submission Date on Motion for Entry of Final Judgment on October 11, 2018, which the Court set as October 30, 2018.  Plaintiff filed his Objection to Proposed Final Judgment and Objection to Proposed Order on Attorneys’ Fees on October 25, 2018, to which defendants filed a response on October 30, 2018. On November 11, 2018, the Court issued its Final Judgment: ordering Plaintiff to pay the companies $1,314,054 for reasonable and necessary fees and expenses; denying Plaintiff’s Motion to Transfer Venue, and; dismissing Plaintiff’s counterclaim.  Plaintiff has appealed the Court’s Final Judgment and that appeal is pending before the First District Court of Appeals in Houston, TX.
In April of 2019, National Western defended a two week jury trial in which it was alleged that the Company committed actionable Financial Elder Abuse in its issuance of a $100,000 equity indexed annuity to the Plaintiff in the case of Williams v Pantaleoni et al, Case No. 17CV03462, Butte County California Superior Court.  The Court entered an Amended Judgment on the Jury Verdict on July 27, 2019 against the Company in the amount of $14,949 for economic damages and $2.92 million in non-economic and punitive damages. Plaintiff also intends to pursue an award of attorney's fees and costs in the amount of approximately $1 million. The Company intends to vigorously dispute the verdicts and the amounts awarded, and in furtherance of such has filed a Motion for Judgment Notwithstanding Jury Verdict and a Motion for New Trial, and will protect its appellate rights.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Although there can be no assurances, at the present time, the Company does not anticipate that the ultimate liability arising from such other potential, pending, or threatened legal actions will have a material adverse effect on the financial condition or operating results of the Company.

Separately, Brazilian authorities commenced an investigation into possible violations of Brazilian criminal law in connection with the issuance of National Western insurance policies to Brazilian residents, and in assistance of such investigation a Commissioner appointed by the U.S. District Court for the Western District of Texas issued a subpoena in March of 2015 upon National Western to provide information relating to such possible violations. No conclusion can be drawn at this time as to its outcome or how such outcome may impact the Company’s business, results of operations, or financial condition. National Western has cooperated with the relevant governmental authorities in regard to this matter.
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

The Company had $14.5 million in commitments to fund new loans and $0.4 million in commitments to extend credit relating to existing loans at June 30, 2019. The Company evaluates each customer's creditworthiness on a case-by-case basis.

(9)	INVESTMENTS

(A)	Investment Gains and Losses

The table below presents realized investment gains and losses, excluding impairment losses, for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)

Available for sale debt securities:
Realized gains on disposal	$1,168	1,981	2,351	2,021
Realized losses on disposal	—	—	(84)	—
Held to maturity debt securities:
Realized gains on disposal	924	734	951	1,305
Realized losses on disposal	—	(19)	—	(19)
Real estate gains (losses)	3,385	—	6,888	—

Totals	$5,477	2,696	10,106	3,307

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

Net real estate gains for the six months ended June 30, 2019 primarily pertain to the Company's sale of its nursing home operations in Reno, Nevada and San Marcos, Texas as well as a property sold located in Austin, Texas. The sale of the Reno nursing home was completed effective February 1, 2019 and a gain of $5.7 million was realized on the sale of the land and building associated with the operation. The sale of the San Marcos nursing home was concluded effective May 1, 2019 and the Company recorded a loss of $(2.0) million associated with the sale of the land and building of this operation (an impairment loss on this property of $(2.2) million was recorded in the quarter ended March 31, 2019). The sale of the Company's prior home office completed effective June 7, 2019 realized a gain on the sale of $3.2 million.

The Company uses the specific identification method in computing realized gains and losses. For the three months ended June 30, 2019 and 2018 the percentage of gains on bonds due to the call of securities was 89.4% and 99.0%, respectively. For the six months ended June 30, 2019 and 2018 the percentage of gains on bonds due to the call of securities was 72.6% and 99.7%, respectively. This includes calls out of the Company's available for sale portfolio of debt securities.

The table below presents net impairment losses recognized in earnings for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)

Total other-than-temporary impairment gains (losses) on debt securities	$(5,900)	3	(5,897)	6
Portion of loss (gain) recognized in comprehensive income	(2)	(3)	(5)	(6)

Net impairment losses on debt securities recognized in earnings	(5,902)	—	(5,902)	—

Totals	$(5,902)	—	(5,902)	—

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents a roll forward of credit losses on securities for which the Company also recorded non-credit other-than-temporary impairments in other comprehensive loss.

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019	Year Ended December 31, 2018
	(In thousands)

Beginning balance, cumulative credit losses related to other-than-temporary impairments	$627	627	627
Reductions for securities sold during current period	—	—	—
Additions for credit losses not previously recognized in other-than-temporary impairments	—	—	—

Ending balance, cumulative credit losses related to other-than-temporary impairments	$627	627	627

(B)	Debt Securities

The table below presents amortized costs and fair values of debt securities held to maturity at June 30, 2019.

	Debt Securities Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
U.S. agencies	$121,000	1,818	—	122,818
U.S. Treasury	3,772	162	—	3,934
States and political subdivisions	475,081	18,995	(45)	494,031
Foreign governments	1,154	44	—	1,198
Public utilities	914,921	30,127	(56)	944,992
Corporate	4,688,662	163,757	(1,996)	4,850,423
Commercial mortgage-backed	3,046	58	—	3,104
Residential mortgage-backed	1,131,418	34,876	(704)	1,165,590
Asset-backed	3,305	85	—	3,390

Totals	$7,342,359	249,922	(2,801)	7,589,480

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents amortized costs and fair values of debt securities available for sale at June 30, 2019.

	Debt Securities Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
States and political subdivisions	$100,781	4,543	(1)	105,323
Foreign governments	9,978	252	—	10,230
Public utilities	78,919	3,349	—	82,268
Corporate	2,950,597	102,775	(5,764)	3,047,608
Commercial mortgage-backed	28,931	1,010	—	29,941
Residential mortgage-backed	14,481	1,210	(101)	15,590
Asset-backed	81,873	2,272	—	84,145

Totals	$3,265,560	115,411	(5,866)	3,375,105

The table below presents amortized costs and fair values of securities held to maturity at December 31, 2018.

	Securities Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
U.S. Treasury	$1,341	116	—	1,457
States and political subdivisions	457,404	9,764	(2,376)	464,792
Public utilities	930,629	5,928	(12,944)	923,613
Corporate	4,715,775	27,652	(87,043)	4,656,384
Residential mortgage-backed	1,176,216	13,771	(11,932)	1,178,055
Asset-backed	3,889	88	(10)	3,967

Totals	$7,285,254	57,319	(114,305)	7,228,268

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

The Company does not consider securities to be other-than-temporarily impaired when the market decline is attributable to factors such as market volatility, liquidity, spread widening and credit quality where it is anticipated that a recovery of all amounts due under the contractual terms of the security will occur and the Company has the intent and ability to hold until recovery or maturity. Based on its review, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2019. The Company monitors the investment portfolio on an ongoing basis for any changes in issuer facts and circumstances that could result in future impairments.

During the three and six months ended June 30, 2019, the Company recorded $5.9 million in other-than-temporary impairments on debt securities on Weatherford International bonds. Weatherford International announced its intention to file Chapter 11 bankruptcy on May 10, 2019 which caused its market price to drop considerably.  Subsequently, on July 1, 2019, Weatherford filed for bankruptcy. Unrealized losses for debt securities held to maturity and debt securities available for sale decreased during the first six months of 2019 primarily due to the downward movement in market interest rates during this period (which increases the market price of debt securities).

Debt Securities balances at June 30, 2019 include Ozark National holdings of $289.7 million in held to maturity and $403.8 million in available for sale. As part of the acquisition effective January 31, 2019 the Company employed purchase accounting procedures in accordance with GAAP which revalued the acquired investment portfolio to their fair values as of the date of the acquisition. These fair values became the book values for Ozark National from that point going forward. Accordingly, unrealized gains and losses for the Ozark National debt securities represent the changes subsequent to the purchase accounting book values established at January 31, 2019.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the gross unrealized losses and fair values of the Company's held to maturity debt securities by investment category and length of time the individual securities have been in a continuous unrealized loss position at June 30, 2019.

	Debt Securities Held to Maturity
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
States and political subdivisions	$—	—	1,666	(45)	1,666	(45)
Public utilities	—	—	11,183	(56)	11,183	(56)
Corporate	11,333	(57)	111,933	(1,939)	123,266	(1,996)
Residential mortgage-backed	4,307	(4)	66,247	(700)	70,554	(704)

Total	$15,640	(61)	191,029	(2,740)	206,669	(2,801)

The following table shows the gross unrealized losses and fair values of the Company's available for sale debt securities by investment category and length of time the individual securities have been in a continuous unrealized loss position at June 30, 2019.

	Debt Securities Available for Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
States and political subdivisions	$479	(1)	—	—	479	(1)
Corporate	5,189	(33)	189,145	(5,731)	194,334	(5,764)
Residential mortgage-backed	—	—	845	(101)	845	(101)

Total	$5,668	$(34)	$189,990	$(5,832)	$195,658	$(5,866)

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

Debt securities. The gross unrealized losses for debt securities are made up of 63 individual issues, or 4.1% of the total debt securities held by the Company at June 30, 2019. The market value of these bonds as a percent of amortized cost approximates 97.9%. Of the 63 securities, 52, or 82.5%, fall in the 12 months or greater aging category; and 59 were rated investment grade at June 30, 2019.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The amortized cost and fair value of investments in debt securities at June 30, 2019, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Debt Securities Available for Sale		Debt Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Due in 1 year or less	$195,368	198,197	359,261	363,189
Due after 1 year through 5 years	1,182,355	1,216,520	3,083,206	3,170,949
Due after 5 years through 10 years	1,539,821	1,594,437	2,299,446	2,390,796
Due after 10 years	222,731	236,275	462,677	492,462
	3,140,275	3,245,429	6,204,590	6,417,396

Mortgage and asset-backed securities	125,285	129,676	1,137,769	1,172,084

Total	$3,265,560	3,375,105	7,342,359	7,589,480

(C)	Transfer of Securities

During the three and six months ended June 30, 2019 the Company made no transfers from the held to maturity category to securities available for sale.

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

Loans in foreclosure, loans considered impaired or loans past due 90 days or more are placed on a non-accrual status. If a mortgage loan is determined to be on non-accrual status, the mortgage loan does not accrue any revenue into the Condensed Consolidated Statements of Earnings. The loan is independently monitored and evaluated as to potential impairment or foreclosure. If delinquent payments are made and the loan is brought current, then the Company returns the loan to active status and accrues income accordingly. The Company had no mortgage loans past due 90 days or more at June 30, 2019 or 2018 and as a result all interest income was recognized at June 30, 2019 and 2018.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table represents the mortgage loan portfolio by loan-to-value ratio.

	June 30, 2019		December 31, 2018
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Loan-to-Value Ratio (1):
Less than 50%	$60,831	28.3	$66,371	32.6
50% to 60%	38,963	18.1	22,610	11.1
60% to 70%	99,009	46.1	102,857	50.4
70% to 80%	16,167	7.5	6,642	3.3
80% to 90%	—	—	5,375	2.6
Greater than 90%	—	—	—	—
Gross balance	214,970	100.0	203,855	100.0

Allowance for possible losses	(675)	(0.3)	(675)	(0.3)

Totals	$214,295	99.7	$203,180	99.7

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

The following table represents the mortgage loan allowance for the periods shown.

	June 30, 2019	December 31, 2018
	(In thousands)

Balance, beginning of period	$675	650
Provision	—	25
Releases	—	—

Balance, end of period	$675	675

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company's direct investments in real estate are not a significant portion of its total investment portfolio and totaled approximately $34.9 million and $35.7 million at June 30, 2019 and December 31, 2018, respectively. Included in the amount at June 30, 2019 is a surface parking property owned by Ozark National which it leases. The value of this real estate investment was appraised at $4.3 million at January 31, 2019 as part of the purchase accounting done as of that date. The Company recognized operating income on real estate properties of approximately $1.4 million and $1.1 million for the first six months of 2019 and 2018, respectively.

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

Level 3:  Fair value is based on significant unobservable inputs which reflect the entity’s or third party pricing service’s assumptions about the assumptions market participants would use in pricing an asset or liability. The Company’s Level 3 assets are over-the-counter derivative contracts. The Company’s Level 3 liabilities consist of share-based compensation obligations, certain product-related embedded derivatives, and contingent consideration in the acquisition of businesses. Valuations are estimated based on non-binding broker prices or internally developed valuation models or methodologies, discounted cash flow models and other similar techniques.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables set forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of the date indicated:

	June 30, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale	$3,375,105	—	3,375,105	—
Equity securities	19,324	19,324	—	—
Derivatives, index options	89,900	—	—	89,900

Total assets	$3,484,329	19,324	3,375,105	89,900

Policyholder account balances (a)	$100,638	—	—	100,638
Other liabilities (b)	11,862	—	—	11,862

Total liabilities	$112,500	—	—	112,500

During the three and six months ended June 30, 2019, the Company made no transfers into or out of Levels 1, 2 or 3.

	December 31, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale	$2,946,059	—	2,946,059	—
Equity securities	17,491	17,491	—	—
Derivatives, index options	14,684	—	—	14,684

Total assets	$2,978,234	17,491	2,946,059	14,684

Policyholder account balances (a)	$44,781	—	—	44,781
Other liabilities (b)	11,923	—	—	11,923

Total liabilities	$56,704	—	—	56,704

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present, by pricing source and fair value hierarchy level, the Company’s assets that are measured at fair value on a recurring basis:

	June 30, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale:
Priced by third-party vendors	$3,375,105	—	3,375,105	—
Priced internally	—	—	—	—
Subtotal	3,375,105	—	3,375,105	—

Equity securities:
Priced by third-party vendors	19,324	19,324	—	—
Priced internally	—	—	—	—
Subtotal	19,324	19,324	—	—

Derivatives, index options:
Priced by third-party vendors	89,900	—	—	89,900
Priced internally	—	—	—	—
Subtotal	89,900	—	—	89,900

Total	$3,484,329	19,324	3,375,105	89,900

Percent of total	100.0%	0.6%	96.8%	2.6%

	December 31, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale:
Priced by third-party vendors	$2,946,059	—	2,946,059	—
Priced internally	—	—	—	—
Subtotal	2,946,059	—	2,946,059	—

Equity securities, available for sale:
Priced by third-party vendors	17,491	17,491	—	—
Priced internally	—	—	—	—
Subtotal	17,491	17,491	—	—

Derivatives, index options:
Priced by third-party vendors	14,684	—	—	14,684
Priced internally	—	—	—	—
Subtotal	14,684	—	—	14,684

Total	$2,978,234	17,491	2,946,059	14,684

Percent of total	100.0%	0.6%	98.9%	0.5%

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide additional information about fair value measurements for which significant unobservable (Level 3) inputs were utilized to determine fair value.

	Three Months Ended June 30, 2019
	Debt Securities, Available for Sale	Equity Securities	Derivatives, Index Options	Total Assets	Other Liabilities
	(In thousands)

Balance at April 1, 2019	$—	—	71,001	71,001	97,725
Total realized and unrealized gains (losses):
Included in net income	—	—	17,828	17,828	13,704
Purchases, sales, issuances and settlements, net:
Purchases	—	—	19,030	19,030	19,030
Sales	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	—	—	(17,959)	(17,959)	(17,959)
Transfers into (out of) Level 3	—	—	—	—	—

Balance at end of period	$—	—	89,900	89,900	112,500

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period:
Net investment income	$—	—	4,350	4,350	—
Benefits and expenses	—	—	—	—	4,614

Total	$—	—	4,350	4,350	4,614

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended June 30, 2018
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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30, 2019
	Debt Securities, Available for Sale	Equity Securities	Derivatives, Index Options	Total Assets	Other Liabilities
	(In thousands)

Beginning balance, January 1, 2019	$—	—	14,684	14,684	56,704
Total realized and unrealized gains (losses):
Included in net income	—	—	59,830	59,830	39,232
Purchases, sales, issuances and settlements, net:
Purchases	—	—	36,622	36,622	36,622
Sales	—	—	—	—
Issuances	—	—	—	—	3,700
Settlements	—	—	(21,236)	(21,236)	(23,758)
Transfers into (out of) Level 3	—	—	—	—	—

Balance at end of period	$—	—	89,900	89,900	112,500

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period:
Net investment income	$—	—	44,814	44,814	—
Other operating expenses	—	—	—	—	43,575

Total	$—	—	44,814	44,814	43,575

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the valuation method for financial assets and liabilities categorized as level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

	June 30, 2019
	Fair Value	Valuation Technique	Unobservable Input
	(In thousands)

Derivatives, index options	$89,900	Broker prices	Implied volatility
			Inputs from broker proprietary models

Total assets	$89,900

Policyholder account balances	$100,638	Deterministic cash flow model	Projected option cost
Other liabilities, share-based compensation	7,991	Black-Scholes model	Expected term, Forfeiture assumptions
Other liabilities, contingent consideration on businesses acquired	3,871	Probabilistic Method	Projected renewal premium

Total liabilities	$112,500

	December 31, 2018
	Fair Value	Valuation Technique	Unobservable Input
	(In thousands)

Derivatives, index options	$14,684	Broker prices	Implied volatility
			Inputs from broker proprietary models

Total assets	$14,684

Policyholder account balances	$44,781	Deterministic cash flow model	Projected option cost
Other liabilities	11,923	Black-Scholes model	Expected term
			Forfeiture assumptions

Total liabilities	$56,704

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The carrying amounts and fair values of the Company's financial instruments are as follows:

	June 30, 2019
			Fair Value Hierarchy Level
	Carrying Values	Fair Values	Level 1	Level 2	Level 3
	(In thousands)
ASSETS
Debt securities held to maturity	$7,342,359	7,589,480	—	7,587,924	1,556
Debt securities available for sale	3,375,105	3,375,105	—	3,375,105	—

Cash and cash equivalents	140,802	140,802	140,802	—	—
Mortgage loans	214,295	225,807	—	—	225,807
Policy loans	80,155	122,556	—	—	122,556
Other loans	13,873	14,047	—	—	14,047
Derivatives, index options	89,900	89,900	—	—	89,900
Equity securities	19,324	19,324	19,324	—	—
Life interest in Libbie Shearn Moody Trust	8,692	12,775	—	—	12,775

LIABILITIES
Deferred annuity contracts	$7,209,899	6,009,840	—	—	6,009,840
Immediate annuity and supplemental contracts	404,211	426,338	—	—	426,338
Contingent consideration on businesses acquired	3,871	3,871	—	—	3,871

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

The tables below present the fair value of derivative instruments as of June 30, 2019 and December 31, 2018, respectively.

	June 30, 2019
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments

Equity index options	Derivatives, Index Options	$89,900

Fixed-index products			Universal Life and Annuity Contracts	$100,638

Total		$89,900		$100,638

	December 31, 2018
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments

Equity index options	Derivatives, Index Options	$14,684

Fixed-index products			Universal Life and Annuity Contracts	$44,781

Total		$14,684		$44,781

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents the effect of derivative instruments in the Condensed Consolidated Statements of Earnings for the three months ended June 30, 2019 and 2018.

		June 30, 2019	June 30, 2018
Derivatives Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized In Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		(In thousands)

Equity index options	Net investment income	$17,828	10,292

Fixed-index products	Universal life and annuity contract interest	(13,439)	(9,357)

		$4,389	935

The table below presents the effect of derivative instruments in the Condensed Consolidated Statements of Earnings for the six months ended June 30, 2019 and 2018.

		June 30, 2019	June 30, 2018
Derivatives Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized In Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		(In thousands)

Equity index options	Net investment income	$59,830	(34,102)

Fixed-index products	Universal life and annuity contract interest	(40,470)	33,528

		$19,360	(574)

(12) BUSINESS COMBINATIONS

Effective January 31, 2019, the Company acquired Ozark National Life Insurance Company (“Ozark National”) and N.I.S. Financial Services, Inc. (“NIS”) following the receipt of regulatory approvals. NWLGI and National Western paid cash in an aggregate amount of approximately $205.4 million in exchange for all of the outstanding stock of Ozark National (wholly owned by National Western) and NIS (wholly owned by NWLGI). In addition to the cash price paid, National Western has a contingent liability for an "earn-out payment" based upon the persistency of Ozark National's in force business that was acquired achieving thresholds as specified in the Stock Purchase Agreement ("Agreement"). The earn-out payment from the Company to the seller per the Agreement has a maximum limit of $5.0 million. Using a probabilistic method for valuing contingent consideration, the Company at January 31, 2019 recorded a liability of $3.7 million representing the estimated fair value of the additional consideration estimated to be paid as part of the acquisition. The contingent consideration was subsequently reported at its fair value of $3.9 million as of June 30, 2019, with changes in fair value running through general expenses.

In addition to the purchase price, the Company incurred $3.2 million of acquisition-related costs in 2019, and an additional $1.0 million in acquisition-related costs during the year ended December 31, 2018. In accordance with GAAP, these costs are included in other operating expenses in the Condensed Consolidated Statements of Earnings and are not considered a part of the purchase price.

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

January 31, 2019
Assets	Fair value
(In thousands)

Debt securities held to maturity	$261,059
Debt securities available for sale	400,719
Policy loans	28,128
Real estate	4,600
Cash and cash equivalents	16,275
Accrued investment income	6,116
Value of business acquired	145,768
Reinsurance recoverables	21,895
Other intangible assets	9,600
Other assets acquired	12,075
Total assets acquired	906,235

Liabilities
Traditional life reserves	691,297
Other policyholder liabilities	13,867
Other liabilities acquired	5,840
711,004

Net identifiable assets acquired	195,231
Goodwill	13,864
Net assets acquired	$209,095

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Value of Business Acquired ("VOBA")

VOBA is a purchase accounting convention for life insurance companies in business combinations based upon an actuarial determination of the difference between the fair value of policyholder liabilities acquired and the same policyholder liabilities measured in accordance with the acquiring company's accounting policies. The difference, referred to as VOBA, is an intangible asset subject to periodic amortization. As of the January 31, 2019 acquisition date, the VOBA balance recorded was $145.8 million. Based upon the remaining unamortized balance as of June 30, 2019, the expected amortization for the next five years is as follows:

Expected Amortization
(In thousands)

Remainder of 2019	$4,596
2020	$8,725
2021	$8,282
2022	$7,897
2023	$7,552

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Financial Information

Subsequent to the acquisition date of January 31, 2019, Ozark National and NIS total revenues of $48.4 million and net earnings of $7.2 million have been included in Condensed Consolidated Statements of Earnings for the quarter and five months ended June 30, 2019. These results for segment reporting purposes have been combined in the Acquired Businesses segment.

The following unaudited comparative pro forma total revenues and net earnings represent Condensed Consolidated Results of Operations for the Company which assume amounts estimated had the acquisition of Ozark National and NIS by the Company been effective January 1, 2018.

	Three Months Ended June 30,		Six Months Ended June 30
	2019	2018	2019	2018
	(In thousands)

Total revenues	$192,685	203,421	420,268	341,832

Net earnings	$33,696	36,120	75,328	67,720

The pro forma amounts shown above include the estimated total revenues and net earnings of the acquired businesses for each period incorporating amortization of identifiable intangible assets acquired and fair value adjustments to acquired invested assets and traditional life insurance reserves.

(13) SUBSEQUENT EVENTS

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

Management's discussion and analysis of the financial condition and results of operations (“MD&A”) of National Western Life Group, Inc. ("NWLGI") for the three and six months ended June 30, 2019 follows. Where appropriate, discussion specific to the insurance operations of National Western Life Insurance Company is denoted by "National Western" or "NWLIC". This discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related notes beginning on page 3 of this report and with the 2018 Annual Report filed on Form 10-K with the SEC.

Effective January 31, 2019, the Company's wholly owned subsidiary, National Western, completed its previously announced acquisition of Ozark National Life Insurance Company ("Ozark National") and N.I.S. Financial Services, Inc. ("NIS") following the receipt of regulatory approvals. NWLGI and National Western paid cash in an aggregate amount of approximately $205.4 million in exchange for all of the outstanding stock of Ozark National (wholly owned by National Western) and NIS (wholly owned by NWLGI). The results of Ozark National and NIS for the five-month period ended June 30, 2019 are included in the Company's Condensed Consolidated Financial Statements as of and for the six months ended June 30, 2019 and reference to each is made in this MD&A where appropriate.

Overview

National Western has historically provided life insurance products on a global basis for the savings and protection needs of policyholders and annuity contracts for the asset accumulation and retirement needs of contract holders. As disclosed in the Company's filings during 2018, the Company discontinued accepting applications for its international life insurance products from residents in other countries in May 2018.

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

The Company monitors these factors continually as key business indicators. The discussion that follows in this Item 2 includes these indicators and presents information useful to an overall understanding of the Company's business performance for the three and six months ended June 30, 2019, incorporating required disclosures in accordance with the rules and regulations of the Securities and Exchange Commission.

Insurance Operations - Domestic

National Western is currently licensed to do business in all states, except New York, and the District of Columbia. Products marketed are annuities, universal life insurance, fixed-index universal life, and traditional life insurance, which include both term and whole life products. The Company's domestic sales have historically been more heavily weighted toward the Company's annuity products, which include single and flexible premium deferred annuities, single premium immediate annuities, and fixed-index annuities. Most of these annuities can be sold either as tax qualified or non-qualified products. More recently, however, a greater proportion of sales activity has been derived from single premium life insurance products, predominantly those with an equity-index crediting mechanism. Presently, 98% of National Western's domestic life premium sales come from single premium life products. At June 30, 2019, National Western maintained approximately 123,200 annuity contracts in force and 48,400 domestic life insurance policies in force representing nearly $3.3 billion in face amount of coverage.

National Western markets and distributes its domestic products primarily through independent national marketing organizations ("NMOs"). These NMOs assist the company in recruiting, contracting, and managing independent agents. National Western's agents are independent contractors who are compensated on a commission basis. It currently has approximately 25,100 domestic independent agents contracted.

Effective January 31, 2019, domestic insurance operations include the activities of Ozark National. Ozark National is a Missouri domiciled, stock life insurance company currently licensed to conduct business in thirty states. Organized and incorporated in 1964, its largest markets by state are Missouri, Iowa, Minnesota, Nebraska, and Kansas. Ozark National utilizes a unique distribution system to market its flagship Balanced Program which consists of a coordinated sale of a non-participating whole life insurance product with a mutual fund investment product offered through its affiliated broker-dealer, NIS. At June 30, 2019, Ozark National maintained approximately 184,800 life insurance policies in force representing in excess of $6.3 billion in face amount of coverage.

Insurance Operations - International

National Western's international operations had generally focused on foreign nationals in upper socioeconomic classes of other countries. The Company did not conduct business or maintain offices or employees in any other country, but historically did accept applications at its home office in Austin, Texas, and issued policies from there to non-U.S. residents. Insurance products issued were primarily to residents of countries in South America consisting of product offerings not available in the local markets. International life insurance products issued to international residents were almost entirely universal life and traditional life insurance products.

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

Issuing universal life and traditional life insurance policies to residents of countries in these different regions had provided diversification helping to minimize large fluctuations that could arise due to various economic, political, and competitive pressures occurring from one country to another. These policies also provided diversification of earnings relative to the Company's domestic life insurance segment. The Company's decision to cease accepting applications from residents of the remaining foreign countries was primarily due to the reduced sales activity associated with this segment, the incremental expenses associated with underwriting products in this line of business, and the lower anticipated incremental contribution to profits from new sales. The Company will continue to service and maintain the block of international policies in force. At June 30, 2019, National Western had approximately 53,500 international life insurance policies in force representing approximately $14.5 billion in face amount of coverage.

There were some inherent risks of accepting international applications which are not present within the domestic market that were reduced substantially by the Company in several ways. As previously described, National Western accepted applications from foreign nationals of other countries in upper socioeconomic classes who had substantial financial resources. This targeted customer base, coupled with National Western's conservative underwriting practices, have historically resulted in claims experience, due to natural causes, similar to that in the United States. The Company has minimized exposure to foreign currency risks by requiring payment of premiums and claims in United States dollars. In addition, the Company adopted an extensive anti-money laundering compliance program in order to fully comply with all applicable U.S. anti-money laundering or other illegal activities. All of the above, combined with experience with the international products for over fifty years and the Company's longstanding business relationships, further served to minimize risks.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)

Domestic:
Equity-index life	$5,808	7,195	10,820	12,966
Traditional life	1,760	209	2,651	236
Universal life	82	21	85	29

	7,650	7,425	13,556	13,231
International:
Equity-index life	—	1,859	—	4,081
Traditional life	—	482	—	886
Universal life	—	292	—	582

	—	2,633	—	5,549

Totals	$7,650	10,058	13,556	18,780

Life insurance sales, as measured by annualized first year premiums, decreased 24% in the second quarter of 2019 as compared to the second quarter of 2018 reflecting the Company's decision to cease accepting applications for new international life insurance policies from international residents during the second quarter of 2018. Within this total, the domestic life insurance line of business sales increased 3% from the comparable results of the second quarter of 2018. In the three months ended June 30, 2019, domestic life insurance sales included $1.7 million from Ozark National representing their traditional life sales activity. For the six months ended June 30, 2019, total life insurance sales declined 28% from 2018 levels again reflecting the decision to cease accepting applications for new international life insurance policies. During the six-month period, domestic life insurance sales increased 2.5% in 2019 which included $2.5 million of traditional life insurance sales from Ozark National subsequent to their acquisition effective January 31, 2019.

National Western's domestic operations life insurance product portfolio includes single premium universal life ("SPUL") and equity-index universal life ("EIUL") products as well as hybrids of the EIUL and SPUL products, combining features of these core products. Equity-index universal life products continue to be the predominant product sold in the domestic life market. Most of these sales are single premium mode products (one year, five year, or ten year) designed for transferring accumulated wealth tax efficiently into life insurance policies with limited underwriting due to lesser net insurance amounts at risk (face amount of the insurance policy less cash premium contributed). These products were designed and implemented several years ago targeting the accumulated savings of the segment of the population entering their retirement years. The wealth transfer life products have been valuable offerings for the Company's distributors as evidenced by their comprising 80% of total domestic life sales in the first six months of 2019.

The Company's international life business in the first six months of 2018 consisted of applications submitted by independent contractors of Latin America. These sales came principally from residents of Columbia, Ecuador, Peru, and Chile. As noted previously, the Company ceased accepting new applications for international products from all remaining residents outside the U.S. effective May 11, 2018. The Company had previously ceased accepting applications for its international products from residents in the Pacific Rim, Central America, and Brazil in 2015; from residents in Eastern Europe in 2017; and from residents of Venezuela in the first quarter of 2018. The progressive disengagements were the result of increasing costs associated with this business and reduced profitability due to higher than anticipated mortality experience, lower than expected persistency of policies, and the additional cost structure imposed.

The average new policy face amounts since 2013 are as shown in the following table.

	Average New Policy Face Amount
	NWLIC Domestic	Ozark National	NWLIC International

Year ended December 31, 2013	286,000	—	384,000
Year ended December 31, 2014	286,600	—	382,600
Year ended December 31, 2015	274,500	—	342,500
Year ended December 31, 2016	308,700	—	336,500
Year ended December 31, 2017	317,200	—	306,300
Year ended December 31, 2018	338,400	—	297,100
Six months ended June 30, 2019	377,300	45,800	—

Contracts issued to international residents historically had larger face amounts of life insurance coverage per policy compared to those issued to domestic policyholders. The Company's efforts were directed toward accepting applications from upper socio-economic residents of international countries. The insurance coverage per international life policy witnessed a steady growth until 2015 when National Western ceased accepting applications from residents of several countries. During the same time period, National Western's average face amount of insurance coverage per policy for domestic contracts exhibited an upward trend reflecting the shift in sales toward single premium life products, primarily fixed-index, as part of its wealth transfer strategies for domestic life sales.

The table below sets forth information regarding domestic life insurance in force for each date presented.

	Insurance In Force as of
	June 30,	December 31,
	2019	2018
	($ in thousands)

National Western

Universal life:
Number of policies	35,350	36,970
Face amounts	$4,999,240	5,234,160

Traditional life:
Number of policies	29,420	30,490
Face amounts	$2,809,340	2,975,030

Fixed-index life:
Number of policies	37,130	38,090
Face amounts	$10,001,040	10,386,020

Total life insurance:
Number of policies	101,900	105,550
Face amounts	$17,809,620	18,595,210

Ozark National

Total life insurance (all traditional):
Number of policies	184,800	—
Face amounts	$6,329,840	—

At June 30, 2019, National Western’s face amount of life insurance in force was comprised of $14.5 billion from the international line of business and $3.3 billion from the domestic line of business. At December 31, 2018, these amounts were $15.4 billion and $3.2 billion for the international and domestic lines of business, respectively.

Annuities

The following table sets forth information regarding the Company's annuity sales activity as measured by single and annualized first year premiums. Similar to life insurance sales, these figures are considered a non-GAAP financial measure but are shown in accordance with industry practice and depict National Western's sales productivity.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)

Fixed-index annuities	$55,395	104,150	115,618	207,349
Other deferred annuities	4,718	3,415	7,849	7,465
Immediate annuities	1,295	979	1,733	1,389

Totals	$61,408	108,544	125,200	216,203

The Company's mix of annuity sales has historically shifted with interest rate levels and the relative performance of the equity market. With the decline in interest rates subsequent to the subprime crisis, sales of fixed-index products have become proportionately greater, generally accounting for 90% or more of all annuity sales the past several years. During the first six months of 2019, this percentage exceeded 92% reflecting the ongoing bull market run in equities since bottoming out in 2009. For all fixed-index products, the Company purchases over the counter call options to hedge the equity return feature. The options are purchased relative to the issuance of the annuity contracts in such a manner to minimize timing risk. Generally, the index return during the indexing period (if the underlying index increases) becomes a component in a formula (set forth in the annuity), the result of which is credited as interest to contract holders electing the index formula crediting method at the beginning of the indexing period. The formula result can never be less than zero with these products. The Company does not deliberately mismatch or under hedge for the equity feature of the products. Fixed-index products also provide the contract holder the alternative to elect a fixed interest rate crediting option.

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

Annuity sales beginning in 2017 declined further relative to prior year levels reflecting the impact of two regulatory changes. The first was the Department of Labor's "fiduciary rule" on standards for retirement investment advice. The uncertainty associated with the timing and ultimate requirements of the rule served to decrease activity for annuity sales involving qualified funds as insurance carriers, marketing organizations, and independent distributors sought to develop strategies for operating under the fiduciary rule guidelines. The Department of Labor's rule was ultimately vacated in 2018 at the appellate court level. The second change impacting the level of annuity sales occurred late in 2016 when the state of California mandated more restrictive annuity product features for policies sold in the state. This required National Western to refile products complying with the new standards for state approval. California regulators were slow to process and approve product filings received from insurance carriers in the aftermath of imposing these restrictive product features thus eliminating a key market for annuity sales for an extended period of time.

During the second quarter of 2019, National Western replaced its existing Senior Vice President, Chief Marketing Officer and brought in a new individual as Executive Vice President, Chief Marketing Officer with extensive experience in the life insurance industry, particularly involving annuity products and related distribution channels. The impetus for the change was to bring greater expertise to the annuity line of business in order to achieve the Company's sales targets for this segment of the business.

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

The following table sets forth information regarding annuities in force for each date presented.

	Annuities In Force as of
	June 30,	December 31,
	2019	2018
	($ in thousands)

Fixed-index annuities
Number of policies	72,130	73,740
GAAP annuity reserves	$5,605,922	5,771,216

Other deferred annuities
Number of policies	38,080	39,960
GAAP annuity reserves	$1,491,178	1,584,660

Immediate annuities
Number of policies	12,960	13,210
GAAP annuity reserves	$351,017	352,418

Total annuities
Number of policies	123,170	126,910
GAAP annuity reserves	$7,448,117	7,708,294

Impact of Recent Business Environment

The Company's business is generally aided by an economic environment experiencing growth, whether moderate or vibrant, characterized by metrics which indicate improving employment data and increases in personal income.

With regard to the credit market, industry analysts and observers generally agree that a sudden jump in interest rate levels, while presently a highly unlikely scenario, would be harmful to life insurers with interest-sensitive products as it could provide an impetus for abnormal levels of product surrenders and withdrawals at the same time fixed debt securities held by insurers declined in market value. Ultimately, a mix of monetary policy adjustments, fiscal policy, and economic fundamentals will determine the future direction of interest rate movements and the speed of such shifts. It is uncertain what direction and at what pace interest rate movements may occur in the future and what impact, if any, such movements would have on the Company's business, results of operations, cash flows, or financial condition.

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

Consolidated Operations

Premiums and other revenues.  The following details Company revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)

Universal life and annuity contract charges	$36,910	39,945	74,863	78,465
Traditional life premiums	23,810	4,928	41,393	9,073
Net investment income (excluding derivatives)	110,596	111,510	219,925	216,649
Other revenues	3,966	5,287	10,379	10,284

Operating revenues	175,282	161,670	346,560	314,471
Derivative gain (loss)	17,828	10,292	59,830	(34,102)
Net realized investment gains (losses)	(425)	2,696	4,204	3,307

Total revenues	$192,685	174,658	410,594	283,676

Universal life and annuity contract charges - Revenues for universal life and annuity contracts were lower for the first six months in 2019 compared to 2018 with the component sources shown below. Revenues for universal life and annuity products consist of policy charges for the cost of insurance, administration charges, surrender charges assessed against policyholder account balances, and amortization of deferred premium loads less reinsurance premiums, as shown in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)

Contract Revenues:
Cost of insurance and administrative charges	$31,146	32,211	62,331	64,524
Surrender charges	8,926	10,150	16,975	19,138
Other charges	1,306	2,161	4,437	3,440
Gross contract revenues	41,378	44,522	83,743	87,102

Reinsurance premiums	(4,468)	(4,577)	(8,880)	(8,637)

Net contract revenues	$36,910	39,945	74,863	78,465

Cost of insurance charges typically trend with the size of the universal life insurance block in force and the amount of new business issued during the period. Universal life insurance in force declined during the six months ended June 30, 2019 from approximately $15.6 billion at December 31, 2018 to $15.0 billion at June 30, 2019. For the three months ended June 30, 2019, cost of insurance charges decreased to $25.5 million from $26.5 million at June 30, 2018, and for the six months ended June 30, 2019 cost of insurance charges decreased to $51.3 million from $53.3 million at June 30, 2018. Administrative charges pertaining to new business issued declined to $5.6 million for the three months ended June 30, 2019 from $5.7 million for the same period in 2019, and to $11.0 million for the six months ended June 30, 2019 versus $11.3 million for the same period in 2018, due to a lower number of policies issued.

Surrender charges assessed against policyholder account balances upon withdrawal decreased in the first six months of 2019 versus the comparable prior year period. While the Company earns surrender charge income that is assessed upon policy terminations, the Company's overall profitability is enhanced when policies remain in force and additional contract revenues are realized and the Company continues to make an interest rate spread equivalent to the difference it earns on its investments and the amount that it credits to policyholders. In the first six months of 2019, lapse rates on annuity and international life insurance policies were slightly higher than the prior year while lapse rates for domestic life insurance policies decreased somewhat. Surrender charge income recognized is also dependent upon the duration of policies at the time of surrender (i.e. later duration policy surrenders having a lower surrender charge assessed and earlier duration surrenders having a higher surrender charge).

Other charges include the amortization into income of the premium load on single premium life insurance products which is deferred at the inception of the policy. As these products have become a substantial portion of domestic life insurance sales over the past several years, the amortization of accumulated deferrals has surpassed current period premium loads deferred.

Traditional life premiums - Traditional life premiums include the activity of Ozark National for the three and five months ended June 30, 2019. Ozark National's principal product is a non-participating whole life insurance policy with premiums remitted primarily on a monthly basis. The product is sold in tandem with a mutual fund investment product offered through its broker-dealer affiliate, NIS. Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period. The Company's life insurance sales focus has historically been primarily centered around universal life products, although additional domestic life term products have been added to National Western's portfolio in recent years. The addition of Ozark National's business of repetitive paying permanent life insurance adds an important complement to National Western's life insurance sales. Included in the amount for the quarter and six months ended June 30, 2019 is $18.6 million and $31.5 million, respectively, of life insurance renewal premium from Ozark National. Universal life products, especially National Western's equity indexed universal life products which offer the opportunity for consumers to acquire life insurance protection and receive credited interest linked in part to an outside market index, have been the more popular product offerings in the Company's markets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)

Gross investment income:
Debt and equities	$101,627	101,776	205,551	201,831
Mortgage loans	2,823	2,859	6,175	5,945
Policy loans	829	741	1,707	1,560
Short-term investments	644	301	1,209	822
Other invested assets	5,249	6,144	6,583	7,203

Total investment income	111,172	111,821	221,225	217,361
Less: investment expenses	576	311	1,300	712

Net investment income (excluding derivatives)	110,596	111,510	219,925	216,649
Derivative gain (loss)	17,828	10,292	59,830	(34,102)

Net investment income	$128,424	121,802	279,755	182,547

For the six months ended June 30, 2019, debt and equity securities generated approximately 93% of total net investment income, excluding derivative gain (loss). The Company's strategy is to invest substantially all of its cash flows in fixed debt securities consistent with its guidelines for credit quality, duration, and diversification. The higher level of investment income from debt and equity securities through the second quarter of 2019 versus 2018, reflects the addition of Ozark National which added $9.8 million to the total amount. National Western's debt and equity securities investment income continues to experience higher yielding debt securities maturing or being called by borrowers and being replaced with lower yielding securities in the current interest rate environment. With the acquisition of Ozark National and NIS in the first quarter of 2019, a substantial portion of National Western's investable cash resources was applied toward the purchase of the two companies and then subsequently to pay back line of credit borrowings made to fund a part of the acquisition price. Investment yields on a greatly reduced level of new bond purchases during the first six months of 2019 approximated 4.46%. National Western's weighted average portfolio yield was 3.87% at June 30, 2019. Ozark National's weighted average portfolio yield at June 30, 2019 was 3.56%.

Effective January 1, 2018, new accounting guidance requires that changes in fair values of equity securities be included in the Consolidated Statements of Earnings. For the quarter and six months ended June 30, 2019, unrealized gains of $0.3 million and $1.9 million, respectively, are included in net investment income (in the Debt and equities line item in the above table) reflecting the change in fair value during each period. The corresponding amounts for the three and six months ended June 30, 2018 were $0.4 million and $(0.1) million, respectively. The carrying value of the Company's portfolio of equity securities was $19.3 million at June 30, 2019.

Mortgage loan investment income for the six months ended June 30, 2019 increased versus the comparable period in 2018 reflecting higher yielding loans paying off early and the resultant prepayment fees received. The portfolio balance decreased from $208.2 million at December 31, 2017 to $203.2 million at December 31, 2018 as aggressive interest rates offered by competitors served to hold down new loan originations. The mortgage loan portfolio balance increased to $214.3 million at June 30, 2019 reflecting the Company's loan origination efforts during the competitive lending season (competing mortgage lenders are typically more active during the first calendar half of the year). During the six months ended June 30, 2019 the Company originated new mortgage loans in the amount of $33.2 million compared to $9.9 million in the comparable period of 2018.

In order to evaluate underlying profitability and results from ongoing operations, net investment income performance is analyzed excluding derivative gain (loss), which is a common practice in the insurance industry.  Net investment income and average invested assets shown below includes cash and cash equivalents. Net investment income performance is summarized as follows:

	Six Months Ended June 30,
	2019	2018
	(In thousands)

Excluding derivatives:
Net investment income	$219,925	216,649
Average invested assets, at amortized cost	$10,941,405	10,772,031
Annual yield on average invested assets	4.02%	4.02%

Including derivatives:
Net investment income	$279,755	182,547
Average invested assets, at amortized cost	$10,993,697	10,920,400
Annual yield on average invested assets	5.09%	3.34%

The yield on average invested assets during the first six months of 2019, excluding derivatives, remained level with that of 2018 as yields obtained on new fixed maturity debt securities investments during the first six months of 2019 and the remainder of 2018 continued to increase during this time frame. During 2018, the average yield on bond purchases to fund insurance operations was 4.20% representing a 1.29% spread over treasury rates. National Western insurance operation bond purchases through the second quarter of 2019 had a higher average yield of 4.46% as larger spreads of 1.88% over treasury rates were obtained during this period. Treasury rates decreased in the first six months of 2019, however, the Company was able to make selective purchases of higher yielding securities during this period as a sizable portion of the investable cash flow during the first quarter was being applied toward the repayment of the outstanding borrowings under National Western's line of credit facility.

Bond yield rates on new purchases for National Western during 2018 and the first half of 2019 exceeded the weighted average bond portfolio rate which was 3.97% at December 31, 2017, 3.90% at December 31, 2018, and 3.87% at June 30, 2019. The decreasing trend in the bond portfolio rate in spite of increased yields obtained on new purchases reflects higher yielding securities maturing or being called. The weighted average quality of new purchases during the first six months of 2019 was "BBB+" which matched the average quality of new investments in 2018, 2017, and 2016. The composite duration of purchases during the first six months was slightly longer than that of purchases made in previous years as the Company purchased a higher proportion of investments for its life insurance line of business which has a longer liability duration than that of the annuity line of business. The Company's general investment strategy is to purchase debt securities with maturity dates approximating ten years in the future. Accordingly, an appropriate measure for benchmarking the direction of interest rate levels for the Company's debt security purchases is the ten year treasury bond rate. After ending 2018 at a rate of 2.69%, the daily closing yield of the ten year treasury bond ranged from a low of 2.00% to a high of roughly 2.80% during the first six months of 2019, and ended the second calendar quarter at 2.01%.

The pattern in average invested asset yield, including derivatives, incorporates increases and decreases in the fair value of index options purchased by the Company to support its fixed-index products. Fair values of the purchased call options increased during the first six months of 2019 and decreased during the comparable 2018 period, corresponding to the movement in the S&P 500 Index during these periods (the primary index the Company's fixed-index products employ). Refer to the derivatives discussion below for a more detailed explanation of these instruments.

Other revenues - Other revenues primarily pertain to the Company's two nursing home operations in Reno, Nevada and San Marcos, Texas; the operations of Braker P III ("BP III"), a subsidiary created at the end of 2016 to own and manage a commercial office building BP III acquired; and NIS, the broker-dealer affiliate of Ozark National acquired effective January 31, 2019.

Revenues associated with the nursing operations were $4.4 million and $8.8 million for the six months ended June 30, 2019 and 2018, respectively. As previously reported, the Company closed on the sale of its Reno nursing home operations effective February 1, 2019 and on the sale of its San Marcos nursing home operations effective May 1, 2019. Revenues in the first six months of 2019 include Reno operating revenues for the month of January and net gains from the sale of personal property and equipment of $1.4 million, and San Marcos operating revenues for the period January through April.

Revenues associated with BP III were $2.0 million and $1.4 million in the first six months of 2019 and 2018, respectively. The increased revenues in 2019 reflect tenant leases that were subsequently entered into. NIS revenues of $3.6 million pertain to operations for the months of February through June of 2019.

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

Gains and losses from index options are substantially due to changes in equity market conditions. Index options are intended to act as hedges to match the returns on the product's underlying reference index and the rise or decline in the index relative to the index level at the time of the option purchase which causes option values to likewise rise or decline. As income from index options fluctuates with the underlying index, the contract interest expense to policyholder accounts for the Company's fixed-index products also fluctuates in a similar manner and direction. For the three and six months ended June 30, 2019 and 2018, the Company recorded realized and unrealized gains/(losses) from index options as shown below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)

Derivatives:
Unrealized gain (loss)	$21,770	(17,312)	82,870	(101,622)
Realized gain (loss)	(3,942)	27,604	(23,040)	67,520

Total gain (loss) included in net investment income	$17,828	10,292	59,830	(34,102)

Total contract interest	$60,139	60,990	141,055	59,172

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

The financial statement investment spread, the difference between investment income and interest credited to contractholders, is subject to variations from option performance during any given period. For example, many of the company's equity-index annuity products provide for the collection of asset management fees. These asset management fees are assessed when returns on expiring options are positive, and they are collected prior to passing any additional returns above the assessed management fees to the policy contractholders. During periods of positive returns, the collected asset management fees serve to increase the financial statement spread by increasing option realized gains reported as investment income in an amount greater than interest credited to policy contractholders which is reported as contract interest expense. Asset management fees collected in the first six months of 2019 and 2018 were approximately $7.6 million and $13.3 million, respectively. For the three months ended June 30, 2019 and 2018, asset management fees collected were $5.9 million and $7.2 million, respectively.

Net realized investment gains (losses) - Realized gains (losses) on investments include proceeds from bond calls, sales and impairment write-downs as well as gains and losses on the sale of real estate property. The net gains reported for the six months ended June 30, 2019 consisted of gross gains of $12.2 million offset by gross losses of $8.0 million. Included in gross gains is $5.7 million from the sale of land and building associated with the nursing home in Reno, Nevada sold effective January 31, 2019, and a $3.2 million gain during the second quarter of 2019 pertaining to the sale of the Company's former home office facility. Included in gross losses is a loss on the sale of the building pertaining to the San Marcos, Texas nursing home which was sold effective May 1, 2019, and an other-than-temporary impairment on a single debt security credit in the amount $5.9 million which the Company recorded during the second quarter of 2019. The net gains reported for the six months ended June 30, 2018 consisted of gross gains of $3.3 million offset by gross losses of $0.0 million.

The Company records impairment write-downs when a decline in value is considered to be other-than-temporary and full recovery of the investment is not expected. Impairments due to credit factors are recorded in the Company's Condensed Consolidated Statements of Earnings while non-credit (liquidity) impairment losses are included in Condensed Consolidated Statements of Comprehensive Income (Loss). Impairment or valuation write-downs recorded in the Company's Condensed Consolidated Statements of Earnings for the three and six months ended June 30, 2019 and 2018 were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)

Impairment or valuation write-downs:
Bonds	$5,902	—	5,902	—
Equities	—	—	—	—
Mortgage loans	—	—	—	—
Real estate	—	—	—	—

Total	$5,902	—	5,902	—

The Company previously recorded an impairment of $2.2 million at March 31, 2019 on the real estate property associated with its nursing home operations in San Marcos, Texas based upon a pending agreement to sell the operations. Closing of the sale occurred May 1, 2019, and resulted in a realized loss of $2.0 million.

Benefits and Expenses.  The following table details benefits and expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)

Life and other policy benefits	$33,657	17,461	61,846	38,862
Amortization of deferred policy acquisition costs and value of business acquired	31,411	31,069	63,575	63,298
Universal life and annuity contract interest	60,139	60,990	141,055	59,172
Other operating expenses	25,334	24,795	51,383	48,428

Totals	$150,541	134,315	317,859	209,760

Life and other policy benefits - Death claim benefits, the largest component of policy benefits, were $30.8 million in the first six months of 2019 compared to $20.2 million for the first six months of 2018. Of the amount included in the six months ended June 30, 2019, $15.9 million were associated with National Western business and $14.9 million pertained to Ozark National. Death claim amounts are generally subject to variation from period to period. For the first six months of 2019, the number of National Western life insurance claims decreased 10% from the comparable period in 2018 while the average dollar amount per net claim increased slightly to $44,000 from $42,000. The average net claim for Ozark National during the 2019 period was $16,500. National Western's overall mortality experience has generally been consistent with or better than its product pricing assumptions. Mortality exposure is managed through reinsurance treaties under which the retained maximum net amount at risk on any one life is capped at $500,000. Ozark National's retained maximum net amount at risk is capped at $200,000 under its reinsurance treaties with limited exceptions related to the conversion of child protection and guaranteed insurability riders.

Life and other policy benefits also includes policy liabilities held associated with the Company's traditional life products, including riders such as the guaranteed minimum withdrawal benefit rider ("WBR"), a popular rider to its equity-indexed annuity products. The increase associated with these policy liabilities was $4.4 million and $4.0 million in the quarters ended June 30, 2019 and 2018, respectively, and $9.5 million and $12.0 million, respectively, for the six months then ended. The lower WBR benefit expense in the 2019 six-month period compared to 2018 reflects an unlocking adjustment made in the third quarter of 2018 to update assumptions to current experience.

Life and other policy benefits in the quarter and six months ended June 30, 2019 includes changes in traditional life reserves and miscellaneous benefit payments associated with Ozark National's operations of $7.6 million and $12.8 million, respectively, reflecting normal business conditions.

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

The following table identifies the effects of unlocking adjustments on DPAC balances recorded through amortization expense separate from recurring amortization expense components for the three and six months ended June 30, 2019 and 2018.

Amortization of DPAC	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)

Unlocking adjustments	$—	—	—	—
Other amortization components	29,127	31,069	59,668	63,298

Totals	$29,127	31,069	59,668	63,298

The amount for the six months ended June 30, 2019 was comprised of amortization by National Western of $59.4 million and by Ozark National of $0.3 million. Ozark National's deferred policy acquisition cost balance was initiated February 1, 2019 following its acquisition by National Western.

The Company is required to evaluate its emergence of profits continually and management believes that the current amortization patterns of deferred policy acquisition costs are reflective of actual experience. It is the Company's intent, absent intervening events or experience, to annually perform any necessary DPAC balance unlockings in the third calendar quarter of the year.

As the DPAC balance is an asset on the Company's Condensed Consolidated Balance Sheets, GAAP provides for an earned interest return on the unamortized balance each period. The earned interest serves to increase the DPAC balance and reduce other amortization component expense. The rate at which the DPAC balance earns interest is the average credited interest rate on the Company's universal life and annuity policies in force, including credited interest on equity-indexed policies. The amount of earned interest on DPAC balances for the three months ended June 30, 2019 and 2018 was $3.8 million and $6.7 million, respectively, decreasing other amortization component expense. The amount of earned interest on DPAC balances for the six months ended June 30, 2019 and 2018 was $5.6 million and $16.2 million, respectively. The reduced interest amount in the 2019 periods reflect lower returns on equity-index products during these time frames.

As part of the purchase accounting required with the acquisition of Ozark National effective January 31, 2019, the Company recorded an intangible asset of $145.8 million referred to as the value of business acquired ("VOBA"). VOBA represents the difference between the acquired assets and liabilities of Ozark National measured in accordance with the Company's accounting policies and the fair value of these same assets and liabilities. The VOBA balance sheet amount is amortized following a methodology similar to that used for amortizing deferred policy acquisition costs. In the quarter ended June 30, 2019, the Company's VOBA amortization was $2.3 million, and for the five months ended June 30, 2019 the amortization amount was $3.9 million.

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

National Western's approximated average credited rates through the first six months, excluding and including equity-indexed products, were as follows:

	June 30,		June 30,
	2019	2018	2019	2018
	(Excluding fixed-index products)		(Including fixed-index products)

Annuity	1.94%	2.12%	2.11%	0.98%
Interest sensitive life	3.37%	3.38%	6.68%	2.29%
Contract interest reported in financial statements also encompasses the performance of the index options associated with the Company's fixed-index products. As previously noted, the market value changes of these derivative features resulted in net realized and unrealized gains/(losses) of $59.8 million and $(34.1) million being included in net investment income for the six months ended June 30, 2019 and 2018, respectively. These amounts consisted of unrealized gains of $82.9 million and realized losses of $(23.0) million for the year-to-date 2019 period, and unrealized losses of $(101.6) million and realized gains of $67.5 million for the comparable 2018 time frame. In the second quarter of 2019, this figure was comprised of unrealized gains totaling $21.8 million offset by realized losses of $(3.9) million. In the second quarter of 2018, the amount was made up of unrealized losses totaling $(17.3) million offset by realized gains of $27.6 million. These returns similarly increased/(decreased) the computed average credited rates for the periods shown above. Policyholders of equity-indexed products cannot receive an interest credit below 0% according to the policy contract terms.

Generally, the impact of the market value change of index options on asset values aligns closely with the movement of the embedded derivative liability held for the company's fixed-index products such that the net effect upon pretax earnings is negligible (i.e. net realized and unrealized gains/(losses) included in net investment income approximate the change in contract interest associated with the corresponding embedded derivative liability change). However, other aspects of the embedded derivatives can cause deviations to occur between the change in index option asset values included in net investment income and the change in the embedded derivative liability included in contract interest. As noted in the discussion of net investment income, the collection of asset management fees in a period can cause investment income to increase marginally higher than contract interest expense since these collected fees are deducted from indexed interest credited to policyholders. During the three months ended June 30, 2019 and 2018, asset management fees collected were $5.9 million and $7.2 million, respectively, and for the six months then ended $7.6 million and $13.3 million, respectively.

Accounting rules require the embedded derivative liability to include a projection of asset management fees estimated to be collected in the succeeding fiscal year. This projection is based upon the most recent performance of the reference equity index. The change in this projection, plus or minus, is included in contract interest for the period being reported on. Increases in projected asset management fees collected reduce contract interest expense while decreases in projected asset management fees collected increase contract interest expense. In the three month periods ended June 30, 2019 and 2018, contract interest was decreased $4.7 million and $0.8 million, respectively, for these projection changes. For the six months ended June 30, 2019 and 2018, contract interest was increased/(decreased) $(20.3) million and $1.7 million, respectively.

Contract interest expense also includes reserve changes for immediate annuities, two tier annuities, excess death benefit reserves, excess annuitizations, and amortization of deferred sales inducement balances. These items are offset by policy charges assessed for policies having the withdrawal benefit rider (WBR). As changes in these items collectively impact contract interest expense, financial statement interest spread is also affected. For the three month periods ended June 30, 2019 and 2018, the changes in these items increased contract interest expense by $7.2 million and $9.1 million, respectively, while for the six months then ended contract interest expense was increased by $16.9 million and $12.9 million, respectively. Included in the amount for the first six months of 2019 is a reserve increase of $6.8 million for excess death benefits, compared to $4.0 million in the same period for 2018, which was higher due to a lower level of universal life death claims being incurred.

Similar to deferred policy acquisition costs, the Company defers sales inducements in the form of first year credited interest bonuses on annuity products that are directly related to the production of new business. These bonus interest charges are deferred and amortized using the same methodology and assumptions used to amortize other capitalized acquisition costs and the amortization is included in contract interest. In addition, deferred sales inducement balances are also reviewed periodically to ascertain whether actual experience has deviated significantly from that assumed (unlock) and are adjusted to reflect current policy lapse or termination rates, expense levels and credited rates on policies compared to anticipated experience (true-up). These adjustments, plus or minus, are included in contract interest expense. No unlocking adjustments were recorded during the first six months of 2019 or 2018.

Other operating expenses - Other operating expenses consist of general administrative expenses, licenses and fees, commissions not subject to deferral, nursing home expenses, real estate expenses, and compensation costs. These expenses for the three and six months ended June 30, 2019 and 2018 are summarized in the table that follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)

General insurance expenses	$9,581	7,242	22,689	15,597
Nursing home expenses	666	3,943	3,240	7,899
Compensation expenses	7,033	7,807	11,992	13,974
Commission expenses	2,718	2,203	4,373	4,525
Real estate expenses	1,265	1,133	2,510	2,347
Brokerage expenses (NIS)	1,184	—	1,912	—
Taxes, licenses and fees	2,887	2,467	4,667	4,086

Totals	$25,334	24,795	51,383	48,428

In the first six months ended June 30, 2019, general insurance expenses include a $3.25 million broker fee paid in connection with the acquisition of Ozark National and NIS which closed during the period. GAAP precludes this fee from being part of the purchase price for acquiring these businesses. Also included in the 2019 periods are general insurance expenses of Ozark National in the amount of $1.2 million and $2.1 million for the three and six months ended June 30, 2019. General insurance expenses include software amortization expense associated with National Western's proprietary policy administration system which was phased into production over the past couple of years as well as other acquired software. Expenses pertaining to these items were $3.2 million and $3.1 million in the second quarter of 2019 and 2018, respectively, and $6.1 million and $5.6 million in the first half of 2019 and 2018, respectively. This category of expenses also includes employee benefit plan expenses for the various employee health and retirement plans the Company sponsors. Related expenses for the second quarter of 2019 and 2018 were $2.1 million and $1.5 million, respectively, and for the first half of 2019 and 2018 were $4.0 million and $3.0 million, respectively.

Nursing home expenses reflect the operations of the Company's two nursing home operations up through their respective dates of sale. The Reno, Nevada nursing home was sold effective January 31, 2019 while the San Marcos, Texas nursing home sale closed effective May 1, 2019.

Compensation expenses include share-based compensation costs related to outstanding vested and nonvested stock options and stock appreciation rights ("SARs"), restricted stock units ("RSUs") and performance share units ("PSUs"). The related share-based compensation costs move in tandem not only with the number of awards outstanding but also with the movement in the market price of the Company's Class A common stock as a result of marking the stock options, SARs, RSUs, and PSUs to fair value under the liability method of accounting. Consequently, the related expense amount varies positive or negative in any given period. For the three-month periods shown, share-based compensation expense was $0.1 million in 2019 and $1.3 million in 2018 reflecting decreases in the market price of the Company's Class A common shares in these periods. For the six-month periods shown, shared-based compensation expense was $(1.4) million in 2019 and $0.7 million in 2018. The Company's Class A common share price decreased from $300.70 at December 31, 2018 to $257.00 at June 30, 2019, compared to $331.02 at December 31, 2017 and $307.26 at June 30, 2018. No performance share awards were granted in the first six months of 2019 and 2018. Compensation expenses in 2019 include Ozark National related expenses of $0.6 million and $1.0 million in the three and six months ended June 30, 2019.

Real estate expenses pertain to the commercial building operated by Braker P III. The building was acquired at year-end 2016 and the Company relocated to this facility during the fourth quarter of 2017.

Taxes, licenses and fees include premium taxes and licensing fees paid to state insurance departments, guaranty fund assessments, the company portion of social security and Medicare taxes, real estate taxes, state income taxes, and other state and municipal taxes. Included in the amounts for the three and six months ended June 30, 2019 are Ozark National related expenses of $0.6 million and $1.1 million, respectively.

Federal Income Taxes. Federal income taxes on earnings from operations reflect an effective tax rate of 20.3% for the six months ended June 30, 2019 compared to 19.7% for the six months ended June 30, 2018. The Federal corporate tax rate decreased to 21% effective in 2018 under the Tax Cuts and Jobs Act ("Tax Act") passed in December 2017. The Company's effective tax rate is typically lower than the Federal statutory rate due to tax-exempt investment income related to municipal securities and dividends-received deductions on income from stocks, absent other permanent tax items.

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

Segment Operations

Summary of Segment Earnings

A summary of segment earnings/(losses) for the three and six months ended June 30, 2019 and 2018 is provided below. The segment earnings/(losses) exclude realized gains and losses on investments, net of taxes.

	Domestic Life Insurance	International Life Insurance	Annuities	Acquired Businesses	All Others	Totals
	(In thousands)

Segment earnings (losses):
Three months ended:
June 30, 2019	$494	9,307	14,521	3,831	5,879	34,032
June 30, 2018	$760	10,454	10,337	—	8,785	30,336

Six months ended:
June 30, 2019	$1,621	20,487	31,536	6,794	10,135	70,573
June 30, 2018	$1,156	20,526	22,782	—	12,264	56,728

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$10,706	10,114	21,510	19,715
Net investment income	14,995	13,556	38,494	14,219
Other revenues	20	—	64	—

Total premiums and other revenues	25,721	23,670	60,068	33,934

Benefits and expenses:
Life and other policy benefits	3,829	5,103	7,751	9,912
Amortization of deferred policy acquisition costs	3,307	2,709	6,717	5,384
Universal life insurance contract interest	12,985	9,907	34,426	7,046
Other operating expenses	5,017	5,006	9,140	10,153

Total benefits and expenses	25,138	22,725	58,034	32,495

Segment earnings (loss) before Federal income taxes	583	945	2,034	1,439
Provision (benefit) for Federal income taxes	89	185	413	283

Segment earnings (loss)	$494	760	1,621	1,156

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)

Universal life insurance revenues	$12,654	11,128	24,797	21,886
Traditional life insurance premiums	811	1,540	2,143	2,613
Reinsurance premiums	(2,759)	(2,554)	(5,430)	(4,784)

Totals	$10,706	10,114	21,510	19,715

National Western's domestic life insurance in force, in terms of policy count, has been declining for some time. The pace of new policies issued has lagged the number of policies terminated from death or surrender by roughly a two-to-one rate over the past several years. While the in force policy count has declined, the level of insurance in force (face amount of policies) from which contract charge revenue is received has remained relatively constant as new policies issued have substantially higher amounts of insurance compared to those policies terminating. The number of domestic life insurance policies in force has declined from 50,200 at December 31, 2017 to 49,000 at December 31, 2018, and to 48,400 at June 30, 2019. Policy lapse rates in the first six months of 2019 approximated 6.0% compared to 6.5% and 6.0% in 2018 and 2017, respectively.

Universal life insurance revenues are also generated with the issuance of new business based upon amounts per application and percentages of the face amount (volume) of insurance issued. The number of domestic life policies issued in the first six months of 2019 was 26% lower than in the comparable period for 2018 and the volume of insurance issued was 15% less than that in 2018. Universal life insurance revenues also include surrender charge income realized on terminating policies and, in the case of domestic universal life, amortization into income of the premium load on single premium policies which the Company began deferring in 2013. The premium load amortization was $4.4 million and $3.4 million in the six months ended June 30, 2019 and 2018, respectively.

Premiums collected on universal life products are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings in accordance with GAAP.  Actual domestic universal life premiums collected are detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)

Universal life insurance:
First year and single premiums	$40,224	51,040	75,552	91,398
Renewal premiums	4,479	5,065	9,012	9,764

Totals	$44,703	56,105	84,564	101,162

During the past several years the Company has achieved some success in growing sales of its domestic life insurance new business. These sales have been substantially weighted toward single premium policies which do not have much in the way of recurring premium payments. These products target wealth transfer strategies involving the movement of accumulated wealth in alternative investment vehicles, including annuities, into life insurance products. As a result, renewal premium levels have not been exhibiting a corresponding level of increase.

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

A detail of net investment income for domestic life insurance operations is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)

Net investment income (excluding derivatives)	$10,930	10,057	21,523	19,554
Derivative gain (loss)	4,065	3,499	16,971	(5,335)

Net investment income	$14,995	13,556	38,494	14,219

As seen in the above table, net investment income also includes the gains and losses on index options purchased to back the index crediting mechanism on fixed-index universal products. The gain or loss on index options follows the movement of the S&P 500 Index (the primary index for the Company's fixed-index products) with realized gains or losses being recognized on the anniversary of each index option based upon the S&P 500 Index level at expiration date relative to the index level at the time the index option was purchased, and unrealized gains and losses being recorded for index options outstanding based upon the S&P 500 Index at the balance sheet reporting date as compared to the index level at the time each respective option was purchased.

Life and policy benefits for a smaller block of business are subject to variation from quarter to quarter. Claim count activity during the first six months of 2019 decreased 9% compared to the first six months of 2018 while the average net claim amount (after reinsurance) increased to $31,900 from $25,500. The low face amount per claim relative to current issued amounts of insurance per policy reflects the older block of domestic life insurance policies sold which were final expense type products (i.e. purchased to cover funeral costs). GAAP reporting requires that claims be recorded after any cash value amounts that have been accumulated in the policies. The Company's overall mortality experience for this segment has been better than pricing assumptions.

As noted previously in the discussion of Results of Operations, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience with the adjustment reflected in current period amortization expense. To the extent required, the Company may also record unlocking adjustments to DPAC balances. The following table identifies the effects of unlocking adjustments on domestic life insurance DPAC balances recorded through amortization expense separate from recurring amortization expense components for the three and six months ended June 30, 2019 and 2018.

Amortization of DPAC	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)

Unlocking adjustments	$—	—	—	—
Other amortization components	3,307	2,709	6,717	5,384

Totals	$3,307	2,709	6,717	5,384

As shown above, in the three and six months ended June 30, 2019 and 2018, the Company made no unlocking adjustments to its DPAC balance for this segment. In the Consolidated Operations discussion of amortization of deferred acquisition costs it was noted that interest earned on DPAC balances serves to offset (decrease) amortization expense and that the interest rate used is the crediting rate experience during the period. The increase in amortization expense in 2019 relative to 2018 reflects lower interest earned on universal life DPAC balances due to the lower crediting rates resulting from declines in index option returns.

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

International Life Insurance Operations

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$23,777	27,461	49,840	55,378
Net investment income	9,276	10,603	23,293	12,574
Other revenues	33	4	54	34

Total revenues	33,086	38,068	73,187	67,986

Benefits and expenses:
Life and other policy benefits	2,959	4,534	5,121	10,262
Amortization of deferred policy acquisition costs	6,948	7,336	14,242	14,716
Universal life insurance and annuity contract interest	7,337	7,600	19,330	6,450
Other operating expenses	4,521	5,628	8,785	11,009

Total benefits and expenses	21,765	25,098	47,478	42,437

Segment earnings (losses) before Federal income taxes	11,321	12,970	25,709	25,549
Provision (benefit) for Federal income taxes	2,014	2,516	5,222	5,023

Segment earnings (loss)	$9,307	10,454	20,487	20,526

As with domestic life operations, revenues from the international life insurance segment include both premiums on traditional type products and contract revenues from universal life insurance. A comparative detail of premiums and contract revenues is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)

Universal life insurance revenues	$22,865	26,096	48,220	52,771
Traditional life insurance premiums	2,620	3,389	5,070	6,461
Reinsurance premiums	(1,708)	(2,024)	(3,450)	(3,854)

Totals	$23,777	27,461	49,840	55,378

In general, universal life revenues and operating earnings are anticipated to emerge in tandem with the amount of life insurance in force. The volume of international life insurance in force, primarily universal life, contracted from $16.6 billion at December 31, 2017 to $15.4 billion at December 31, 2018 and further decreased to $14.5 billion at June 30, 2019. Universal life insurance revenues are also generated with the issuance of new business based upon amounts per application and percentages of the face amount (volume) of insurance issued. As noted previously, the Company ceased accepting new applications from all remaining residents outside of the U.S. in May 2018. The Company had ceased accepting applications from residents of Venezuela during the first quarter of 2018 due to the unsettled political, economic, civil, and social climate existing in that country. Prior to that, the Company had ceased accepting applications from residents of Brazil, Central America, and the Pacific Rim region in the fourth quarter of 2015 and from residents in the Eastern European region, primarily Russian-speaking, during 2017.

A third component of international universal life revenues include surrender charges assessed upon surrender of contracts by policyholders. In 2015, termination activity levels increased in conjunction with the Company's decision to cease accepting application from residents in Brazil and certain other countries resulting in additional surrender charge fee revenues. This activity continued into 2017 but subsided somewhat in 2018. Thus far in 2019, while there has been a slight increase in surrender activity, the resulting additional surrender charge fee revenue has been less due to lower surrender charge fees later in policy contract terms. The following table illustrates National Western's recent international life termination experience.

	Amount in $'s	Annualized Termination Rate
	(millions)

Volume In Force Terminations
Six months ended June 30, 2019	844.3	11.0%
Year ended December 31, 2018	1,706.3	10.0%
Year ended December 31, 2017	2,309.7	12.2%
Year ended December 31, 2016	2,340.6	11.6%
Year ended December 31, 2015	2,659.1	12.3%
Year ended December 31, 2014	1,825.5	8.4%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)

Universal life insurance:
First year and single premiums	$348	3,724	935	9,062
Renewal premiums	16,767	18,750	33,639	39,297

Totals	$17,115	22,474	34,574	48,359

National Western's most popular international products were its fixed-index universal life insurance products in which the policyholder could elect to have the interest rate credited to their policy account values linked in part to the performance of an outside equity index. These products issued were not generally available in the local markets when sold. Included in the totals in the above table are collected premiums for fixed-index universal life products of approximately $21.1 million and $31.7 million for the first six months of 2019 and 2018, respectively. The reduced level of renewal premiums during 2019 compared to 2018 corresponds with the decline in policies in force due to reduced sales activity and increased termination activity as discussed above.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)

Net investment income (excluding derivatives)	$7,716	8,466	15,700	16,901
Derivative gain (loss)	1,560	2,137	7,593	(4,327)

Net investment income	$9,276	10,603	23,293	12,574

As seen in the above table, net investment income also includes the gains and losses on index options purchased to back the index crediting mechanism on fixed-index universal products. The gain or loss on index options follows the movement of the S&P 500 Index (the primary index for the Company's fixed-index products) with realized gains or losses being recognized on the anniversary of each index option based upon the S&P 500 Index level at expiration date relative to the index level at the time the index option was purchased, and unrealized gains and losses being recorded for index options outstanding based upon the S&P 500 Index at the balance sheet reporting date as compared to the index level at the time each respective option was purchased.

For liability purposes, the embedded option in the Company's policyholder obligations for this feature is bifurcated and reserved for separately. Accordingly, the impact for the embedded derivative component in the equity-index universal life product is reflected in the contract interest expense for each respective period.

Life and policy benefits primarily consist of death claims on policies. National Western's clientèle for international products are generally wealthy individuals with access to U.S. dollars and quality medical care. Consequently, the amounts of coverage purchased historically tended to be larger amounts. Life and policy benefit expense for the international life segment reflects the larger policies historically purchased, however mortality due to natural causes is comparable to that in the United States. The Company's maximum risk exposure per insured life is capped at $500,000 through reinsurance. The average international life net claim amount (after reinsurance) in the first six months of 2019 decreased to $161,000 from $195,000 in the first six months of 2018 while the number of claims incurred declined 17%.

The Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels, and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking adjustments on international life insurance DPAC balances recorded through amortization expense separate from recurring amortization expense components for the three and six months ended June 30, 2019 and 2018.

Amortization of DPAC	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)

Unlocking adjustments	$—	—	—	—
Other amortization components	6,948	7,336	14,242	14,716

Totals	$6,948	7,336	14,242	14,716

As noted in the table above, in the three and six months ended June 30, 2019 and 2018, the Company made no unlocking adjustments to its DPAC balance for this segment.

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

Annuity Operations

A comparative analysis of results of operations for National Western's annuity segment is detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$5,857	7,298	10,725	12,445
Net investment income	89,572	86,915	192,726	140,458
Other revenues	64	18	72	37

Total revenues	95,493	94,231	203,523	152,940

Benefits and expenses:
Life and other policy benefits	9,876	7,824	21,306	18,688
Amortization of deferred policy acquisition costs	18,750	21,024	38,462	43,198
Annuity contract interest	39,817	43,483	87,299	45,676
Other operating expenses	9,374	9,085	16,882	17,020

Total benefits and expenses	77,817	81,416	163,949	124,582

Segment earnings (loss) before Federal income taxes	17,676	12,815	39,574	28,358
Provision (benefit) for Federal income taxes	3,155	2,478	8,038	5,576

Segment earnings (loss)	$14,521	10,337	31,536	22,782

Premiums and contract charges primarily consist of surrender charge income recognized on terminated policies. The amount of the surrender charge income recognized is determined by the volume of surrendered contracts as well as the duration of each contract at the time of surrender given the pattern of declining surrender charge rates over time that is common to most annuity contracts. The Company's lapse rate for annuity contracts in the first six months of 2019 was 7.8% which was comparable with the 7.9% rate during the same period in 2018. Annuity contracts with fixed interest rates are more prone to terminate during periods of increases in secular interest rate levels and as contracts approach the end of their surrender charge period.

Deposits collected on annuity contracts are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings in accordance with GAAP. Actual annuity deposits collected for the three and six months ended June 30, 2019 and 2018 are detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)

Fixed-index annuities	$56,663	109,031	118,113	217,891
Other deferred annuities	5,077	5,451	8,677	11,624
Immediate annuities	2,812	1,143	3,780	2,394

Totals	$64,552	115,625	130,570	231,909

Fixed-index products are more attractive for consumers when interest rate levels remain low and equity markets produce positive returns. Since National Western does not offer variable products or mutual funds, fixed-index products provide an important alternative to the Company's existing fixed interest rate annuity products. Fixed-index annuity deposits as a percentage of total annuity deposits were 90% and 94% for the six months ended June 30, 2019 and 2018, respectively. The percentage of fixed-index products to total annuity sales reflects the low interest rate environment and the ongoing bull market in equities.

Some of the Company's deferred annuity products, including fixed-index annuity products, contain a first year interest bonus ranging from 1% to 7% depending upon the product, in addition to the base first year interest rate. Other products include a premium bonus ranging from 2% to 10% which is credited to the account balance when premiums are applied. These bonus rates are deferred in conjunction with other capitalized policy acquisition costs. The amounts deferred to be amortized over future periods amounted to approximately $1.4 million and $5.1 million during the first six months of 2019 and 2018, respectively. Amortization of deferred sales inducements is included as a component of annuity contract interest as described later in this discussion of Annuity Operations.

A detail of net investment income for annuity operations is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)

Net investment income (excluding derivatives)	$77,369	82,259	157,460	164,898
Derivative gain (loss)	12,203	4,656	35,266	(24,440)

Net investment income	$89,572	86,915	192,726	140,458

As seen in the above table, net investment income also includes the gains and losses on index options purchased to back the index crediting mechanism on fixed-index universal products. The gain or loss on index options follows the movement of the S&P 500 Index (the primary index for the Company's fixed-index products) with realized gains or losses being recognized on the anniversary of each index option based upon the S&P 500 Index level at expiration date relative to the index level at the time the index option was purchased, and unrealized gains and losses being recorded for index options outstanding based upon the S&P 500 Index at the balance sheet reporting date as compared to the index level at the time each respective option was purchased.

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

Consistent with the domestic and international life segments, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking adjustments on annuity DPAC balances recorded through amortization expense separate from recurring amortization expense components for the three and six months ended June 30, 2019 and 2018.

Amortization of DPAC	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)

Unlocking adjustments	$—	—	—	—
Other amortization components	18,750	21,024	38,462	43,198

Totals	$18,750	21,024	38,462	43,198

As noted in the table above, in the three and six months ended June 30, 2019 and 2018, the Company made no unlocking adjustments to its DPAC balance for this segment. Amortization of DPAC balances is proportional to estimated expected gross profits ("EGPs") for the line of business. Experience which deviates from the EGPs assumed similarly increases or decreases the amortization of DPAC. With the decline in collected asset management fees in 2019 as compared to 2018 due to lower index option returns, EGPs for the annuity line of business have been less than previously estimated which has produced a slowdown in amortization of DPAC. This is the underlying factor causing amortization in the first six months of 2019 to be lower than that in the comparable 2018 period. In addition, the EGPs of the non-index block of annuity policies have been steadily decreasing with the declining amount of policies in force as well as DPAC unlockings in recent years for unfavorable experience.

Annuity contract interest includes the equity component return associated with the call options purchased to hedge National Western's fixed-index annuities. The detail of fixed-index annuity contract interest as compared to contract interest for all other annuities is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)

Fixed-index annuities	$20,686	18,895	49,225	3,118
All other annuities	14,415	21,419	29,253	36,382

Gross contract interest	35,101	40,314	78,478	39,500
Bonus interest deferred and capitalized	(542)	(2,320)	(1,405)	(5,100)
Bonus interest amortization	5,258	5,489	10,226	11,276

Total contract interest	$39,817	43,483	87,299	45,676

The fluctuation in reported contract interest amounts for fixed-index annuities is driven by sales levels, the level of the business in force and the effect of positive or negative market returns of option values on projected interest credits. As noted above in the net investment income discussion, the amounts shown for contract interest for fixed-index annuities generally align with the derivative gains/(losses) included in net investment income as the impact of the market change of index options on asset values align closely with the movement of the embedded derivative liability held for these products. As noted in the discussion in the Consolidated Operations section, fewer positive returns on expiring option contracts during the first six months of 2019 led to a lower level of collected asset management fees by National Western. Asset management fees collected are subtracted from contract interest credited to policyholders which serves to lessen the increase in contract interest expense relative to the option gains reported in the Company's net investment income. Asset management fees collected during the three and six months ended June 30, 2019 were $5.9 million and $7.6 million, respectively, compared to $7.2 million and $13.3 million in the corresponding periods of 2018.

As previously discussed in the discussion on results for Consolidated Operations, accounting rules require the embedded derivative liability to include a projection of asset management fees estimated to be collected in the succeeding fiscal year (asset management fees are included with fixed-index annuity products). This projection is based upon the most recent performance of the reference equity index. The change in this projection, plus or minus, is included in contract interest for the period being reported on. Increases in projected asset management fees collected reduce contract interest expense while decreases in projected asset management fees collected increase contract interest expense. In the three month periods ended June 30, 2019 and 2018, contract interest was increased/(decreased) $(4.7) million and $(0.8) million, respectively, for these projection changes. For the six months ended June 30, 2019 and 2018, contract interest was increased/(decreased) $(20.3) million and $1.7 million, respectively.

Annuity contract interest includes true-up adjustments for the deferred sales inducement balance which are done each period similar to that done with respect to DPAC balances with the adjustment reflected in current period contract interest expense. To the extent required, the Company may also record unlocking adjustments to deferred sales inducement balances in conjunction with DPAC balance unlockings. The Company made no unlocking adjustments in the first six months of 2019 and 2018.

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

	Three Months Ended June 30,	Five Months Ended June 30,
	2019	2019
	(In thousands)

Premiums and contract revenues:
Premiums and contract charges	$20,380	34,181
Net investment income	6,007	9,983
Other revenues	2,290	3,731

Total revenues	28,677	47,895

Benefits and expenses:
Life and other policy benefits	16,993	27,668
Amortization of deferred policy acquisition costs and value of business acquired	2,406	4,154
Other operating expenses	4,491	7,576

Total benefits and expenses	23,890	39,398

Segment earnings (loss) before Federal income taxes	4,787	8,497
Provision (benefit) for Federal income taxes	956	1,703

Segment earnings (loss)	$3,831	6,794

Revenues from acquired businesses principally include life insurance premiums on traditional type products. Unlike universal life, revenues from traditional products are simply life premiums recognized as income over the premium-paying period of the related policies. The detail of premiums is provided below.

	Three Months Ended June 30,	Five Months Ended June 30,
	2019	2019
	(In thousands)

Traditional life insurance premiums	$20,221	33,988
Other insurance premiums and considerations	121	204
Reinsurance premiums	38	(11)

Totals	$20,380	34,181

Ozark National's traditional life block of business at June 30, 2019 included approximately 184,800 policies in force representing in excess of $6.3 billion of life insurance coverage. The repetitive pay nature of Ozark National's business promotes a higher level of persistency with an annualized lapse rate of 4.7% through June 30, 2019.  Traditional life premiums by first year and renewal are detailed below.

	Three Months Ended June 30,	Five Months Ended June 30,
	2019	2019
	(In thousands)

Traditional life insurance premiums:
First year premiums	$1,671	2,464
Renewal premiums	18,550	31,524

Totals	$20,221	33,988

Other revenues consists primarily of brokerage revenue of NIS. Brokerage revenues of $3.6 million for the five months ended June 30, 2019 had associated brokerage expense of $1.9 million which is included in Other operating expenses. For the quarter ended June 30, 2019, brokerage revenues were $2.2 million and related brokerage expenses were $1.2 million.

The average face value of Ozark National's policies in force at June 30, 2019 was approximately $34,300. Consequently, life and policy benefits for smaller face amounts are subject to variation from quarter to quarter. Incurred death claims for the five months of operations were $14.9 million representing an average net claim of $16,500. Ozark National's maximum retention on any single insured life is $200,000. The balance of life and policy benefits during the quarter ended June 30, 2019 consists of increases in insurance reserves and payments of other policy benefits.

As noted previously in the discussion of Results of Operations, as part of the purchase accounting required with the acquisition of Ozark National effective January 31, 2019, the Company recorded an intangible asset of $145.8 million referred to as the value of business acquired ("VOBA"). VOBA represents the difference between the acquired assets and liabilities of Ozark National measured in accordance with the Company's accounting policies and the fair value of these same assets and liabilities. The VOBA balance sheet amount is amortized following a methodology similar to that used for amortizing deferred policy acquisition costs.

Subsequent to its acquisition effective January 31, 2019, Ozark National began deferring policy acquisition costs and amortizing these deferrals similar to the methodology employed by National Western. The following table identifies the amortization expense of Ozark National's DPAC and VOBA for the three and five months ended June 30, 2019.

Amortization of DPAC and VOBA	Three Months Ended June 30,	Five Months Ended June 30,
	2019	2019
	(In thousands)

Unlocking	$—	—
VOBA amortization expense	2,284	3,907
DPAC amortization expense	122	247

Totals	$2,406	4,154

Other Operations

The Company's primary business encompasses its domestic and international life insurance operations, its annuity operations, and its acquired businesses. However, the Company also has small real estate, nursing home, and other investment operations through its wholly owned subsidiaries. Nursing home operations generated $1.2 million and $0.9 million of pre-tax operating earnings in the first six months of 2019 and 2018, respectively. As discussed in the Consolidated Operations section, the Company closed on the sale of its Reno, Nevada nursing home operations effective February 1, 2019, and on the sale of its San Marcos, Texas nursing home operations effective May 1, 2019. Pre-tax operating earnings in the first half of 2019 include Reno operating results for the month of January and net gains from the sale of personal property and equipment of $1.4 million. Likewise, pre-tax operating earnings in the first six months include San Marcos operating results through April and net losses from the sale of personal property and equipment of $(2.0) million.

Pre-tax operating amounts for these periods also include the results of BP III, the entity owning and operating the Company's home office facility in Austin, Texas. BP III incurred pre-tax losses of $(0.5) million and $(0.9) million for the six months ended June 30, 2019 and 2018, respectively.

The remaining pre-tax earnings of $12.0 million and $15.3 million in Other Operations during the six-month periods includes investment income from real estate, municipal bonds, and common and preferred equities held in subsidiary company portfolios principally for tax-advantage purposes. Included in these amounts are semi-annual distributions from a life interest in the Libbie Shearn Moody Trust which is held in NWLSM, Inc. Pre-tax distributions from this trust were $3.6 million and $4.0 million in the six-month periods ended June 30, 2019 and 2018, respectively. Pre-tax earnings for the six months ended June 30, 2019 also include expenses of $3.2 million related to the purchase of Ozark National and NIS.

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

	June 30, 2019		December 31, 2018
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Debt securities	$10,717,464	95.9	$10,231,313	96.7
Mortgage loans	214,295	1.9	203,180	1.9
Policy loans	80,155	0.7	54,724	0.6
Derivatives, index options	89,900	0.8	14,684	0.1
Real estate	34,879	0.3	35,692	0.3
Equity securities	19,324	0.2	17,491	0.2
Other	27,335	0.2	21,159	0.2

Totals	$11,183,352	100.0	$10,578,243	100.0

Invested assets at June 30, 2019 include Ozark National and NIS amounts as follows: Debt securities of $693.5 million; Policy loans of $27.3 million; and Real estate of $4.6 million.

Debt Securities

The Company maintains a diversified portfolio which consists mostly of corporate, mortgage-backed, and public utility fixed income securities. Investments in mortgage-backed securities primarily include U.S. Government agency pass-through securities and collateralized mortgage obligations ("CMO"). The Company's investment guidelines prescribe limitations by type of security as a percent of the total investment portfolio and all holdings were within these threshold limits. As of June 30, 2019 and December 31, 2018, the Company's debt securities portfolio consisted of the following classes of securities:

	June 30, 2019		December 31, 2018
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Corporate	$7,736,270	72.2	$7,544,831	73.7
Residential mortgage-backed securities	1,147,008	10.8	1,193,016	11.7
Public utilities	997,189	9.3	1,014,100	9.9
State and political subdivisions	580,404	5.4	457,970	4.5
U.S. agencies	121,000	1.1	—	—
Asset-backed securities	87,450	0.8	10,051	0.1
Commercial mortgage-backed	32,987	0.3	—	—
Foreign governments	11,384	0.1	10,004	0.1
U.S. Treasury	3,772	—	1,341	—

Totals	$10,717,464	100.0	$10,231,313	100.0

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

	Six Months Ended June 30,	Year Ended December 31,
	2019	2018
	($ In thousands)

Cost of acquisitions	$104,379	$737,223
Average credit quality	BBB+	BBB+
Effective annual yield	4.46%	4.20%
Spread to treasuries	1.88%	1.29%
Effective duration	9.9 years	8.3 years

Rating agencies generally view mortgage-backed securities as having additional risk for insurers holding interest sensitive liabilities given the potential for asset/liability disintermediation. Consequently, the Company holds predominantly agency mortgage-backed securities. Because mortgage-backed securities are subject to prepayment and extension risk, the Company has substantially reduced these risks by investing in collateralized mortgage obligations ("CMO"), which have more predictable cash flow patterns than pass-through securities. These securities, known as planned amortization class I ("PAC I"), very accurately defined maturity ("VADM"), and sequential tranches, are designed to amortize in a more predictable manner than other CMO classes or pass-throughs. The Company does not purchase tranches, such as PAC II and support tranches, that subject the portfolio to greater than average prepayment risk. Using this strategy, the Company can more effectively manage and reduce prepayment and extension risks, thereby helping to maintain the appropriate matching of the Company's assets and liabilities.

In addition to diversification, an important aspect of the Company's investment approach is managing the credit quality of its investment in debt securities. Thorough credit analysis is performed on potential corporate investments including examination of a company's credit and industry outlook, financial ratios and trends, and event risks. This emphasis is reflected in the high average credit rating of the Company's debt securities portfolio with 99.3%, as of June 30, 2019, held in investment grade securities. In the table below, investments in debt securities are classified according to credit ratings by nationally recognized statistical rating organizations.

	June 30, 2019		December 31, 2018
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

AAA	$129,608	1.2	$102,240	1.0
AA	2,253,407	21.0	2,083,271	20.4
A	3,354,403	31.3	3,135,471	30.6
BBB	4,904,622	45.8	4,816,117	47.1
BB and other below investment grade	75,424	0.7	94,214	0.9

Totals	$10,717,464	100.0	$10,231,313	100.0

The Company's investment guidelines do not allow for the purchase of below investment grade securities.  The investments held in debt securities below investment grade are the result of subsequent downgrades of the securities.  These holdings are further summarized below.

	Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	% of Invested Assets
	(In thousands, except percentages)

June 30, 2019	$78,840	75,424	75,556	0.7%

December 31, 2018	$102,938	94,214	92,711	0.9%

The Company's percentage of below investment grade securities as of June 30, 2019 compared with the percentage at December 31, 2018 decreased due to net upgrades of several credit issuers during the period, a security sale, and an other-than-temporary impairment write-down. The Company's holdings of below investment grade securities are relatively small and as a percentage of total invested assets are low compared to industry averages.

Holdings in below investment grade securities by category as of June 30, 2019 are summarized below, including their comparable fair value as of December 31, 2018 for those debt securities rated below investment grade at June 30, 2019. The Company continually monitors developments in these industries for issues that may affect security valuation.

	Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	Fair Value
Industry Category	June 30, 2019	June 30, 2019	June 30, 2019	December 31, 2018
	(In thousands)

Asset-backed securities	$4,126	4,230	4,309	4,297
Residential mortgage-backed	947	845	845	871
Oil & gas	6,103	6,103	6,103	7,995
Manufacturing	57,303	53,898	53,951	51,487
Other	10,361	10,348	10,348	9,250

Totals	$78,840	75,424	75,556	73,900

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

During the six months ended June 30, 2019, the Company recorded one other-than-temporary impairment credit related write-down on a debt security. See Note 9, Investments, of the accompanying Condensed Consolidated Financial Statements for further discussion. Since the Company's adoption of the GAAP guidance on the recognition and accounting for other-than-temporary impairments due to credit loss versus non-credit loss, the Company has recognized a cumulative total of $6.5 million of other-than-temporary impairments of which $6.5 million was deemed credit related and recognized as realized investment losses in earnings, and $0.0 million, net of amortization, was deemed a non-credit related impairment and recognized in other comprehensive income.

The Company is required to classify its investments in debt securities into one of three categories: (a) trading securities; (b) securities available for sale; or (c) securities held to maturity. The Company purchases securities with the intent to hold to maturity and accordingly does not maintain a portfolio of trading securities. Of the remaining two categories, available for sale and held to maturity, the Company makes a determination on categorization based on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. As shown in the table below, 30.8% of the Company's total debt securities, based on fair values, were classified as securities available for sale at June 30, 2019. These holdings in available for sale provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.

	June 30, 2019
	Fair Value	Amortized Cost	Unrealized Gains (Losses)
	(In thousands)

Debt securities held to maturity	$7,589,480	7,342,359	247,121
Debt securities available for sale	3,375,105	3,265,560	109,545

Totals	$10,964,585	10,607,919	356,666

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

The Company targets a minimum specified yield on mortgage loan investments determined by reference to currently available debt security instrument yields plus a desired amount of incremental basis points. During the past several years, the low interest rate environment has resulted in fewer loan opportunities being available that meet the Company's required rate of return. Mortgage loans originated by the Company totaled $29.9 million for the year ended December 31, 2018 and $33.2 million for the six months ended June 30, 2019. Principal repayments on mortgage loans for the six months ended June 30, 2019 were $22.3 million.

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

The Company held net investments in mortgage loans, after allowances for possible losses, totaling $214.3 million and $203.2 million at June 30, 2019 and December 31, 2018, respectively.  The diversification of the portfolio by geographic region and by property type was as follows:

	June 30, 2019		December 31, 2018
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Geographic Region:
West South Central	$135,019	62.8	$116,205	57.0
East North Central	20,399	9.5	20,944	10.3
East South Central	8,231	3.8	13,801	6.8
South Atlantic	28,492	13.3	29,829	14.6
West North Central	12,630	5.9	12,751	6.3
Pacific	6,534	3.0	6,626	3.2
Middle Atlantic	2,099	1.0	2,138	1.0
Mountain	1,566	0.7	1,561	0.8
Gross balance	214,970	100.0	203,855	100.0

Allowance for possible losses	(675)	(0.3)	(675)	(0.3)

Totals	$214,295	99.7	$203,180	99.7

	June 30, 2019		December 31, 2018
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Property Type:
Retail	$89,372	41.6	$96,075	47.1
Office	69,838	32.5	71,194	34.9
Hotel	14,489	6.7	14,454	7.1
Land/Lots	4,977	2.3	3,498	1.7
All other	36,294	16.9	18,634	9.2
Gross balance	214,970	100.0	203,855	100.0

Allowance for possible losses	(675)	(0.3)	(675)	(0.3)

Totals	$214,295	99.7	$203,180	99.7

The Company's direct investments in real estate are not a significant portion of its total investment portfolio and consist primarily of income-producing properties which are being operated by a wholly owned subsidiary of National Western. The Company's real estate investments totaled approximately $34.9 million and $35.7 million at June 30, 2019 and December 31, 2018, respectively. As part of the acquisition of Ozark National in the first quarter of 2019, real estate investments of $4.6 million were added at their current appraised value. During the second quarter of 2019, the Company's former home office facility, which had a book value of $5.1 million, was sold.

The Company recognized operating income of approximately $1.4 million and $1.1 million on real estate properties in the first six months of 2019 and 2018, respectively. The Company monitors the conditions and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition.

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

The correlation between fair values and interest rates for debt securities is reflected in the tables below.

	June 30, 2019	March 31, 2019	December 31, 2018
	(In thousands except percentages)

Debt securities - fair value	$10,964,585	10,864,037	10,174,327
Debt securities - amortized cost	$10,607,919	10,735,714	10,293,878
Fair value as a percentage of amortized cost	103.36%	101.20%	98.84%
Net unrealized gain (loss) balance	$356,666	128,323	(119,551)
Ten-year U.S. Treasury bond – (decrease) increase in yield for the period	(0.40)%	(0.28)%	0.28%

	Net Unrealized Gain (Loss) Balance
	At June 30, 2019	At March 31, 2019	At December 31, 2018	Quarter Change in Unrealized Balance	Year-to-date Change in Unrealized Balance

Debt securities held to maturity	$247,121	100,627	(56,986)	146,494	304,107
Debt securities available for sale	109,545	27,696	(62,565)	81,849	172,110

Totals	$356,666	128,323	(119,551)	228,343	476,217

Changes in interest rates can have a sizable effect on the fair values of the Company's debt securities. The market interest rate of the ten-year U.S. Treasury bond decreased approximately 68 basis points from 2.69% at year-end 2018 to 2.01% by the end of the first six months of 2019. Therefore the increase in the unrealized balance position of $476.2 million was largely the result of the decrease in interest rates. Given that the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in fair values have a lesser effect on the Company's Condensed Consolidated Balance Sheet.

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

The Company performed detailed sensitivity analysis as of December 31, 2018, for its interest rate-sensitive assets and liabilities. The changes in market values of the Company's debt securities in the first six months of 2019 were reasonable given the expected range of results of this analysis.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity requirements are met primarily by funds provided from operations. Premium deposits and annuity considerations, investment income, and investment maturities and prepayments are the primary sources of funds while investment purchases, policy benefits in the form of claims, and payments to policyholders and contract holders in connection with surrenders and withdrawals as well as operating expenses are the primary uses of funds. To ensure the Company will be able to pay future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed income securities. Funds are invested with the intent that the income from investments, plus proceeds from maturities, will meet the ongoing cash flow needs of the Company. The approach of matching asset and liability durations and yields requires an appropriate mix of investments. Although the Company historically has not been put in the position of having to liquidate invested assets to provide cash flow, its investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs. Effective October 1, 2018, the Company ("National Western") increased its line of credit facility up to $75 million which it may access for short-term cash needs. As part of the acquisition of Ozark National and NIS effective January 31, 2019, National Western borrowed $75 million to partly fund the closing cash purchase price of $205.5 million. The amounts borrowed were subsequently repaid during the first quarter of 2019 and there were no borrowings outstanding under the line of credit at June 30, 2019.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)

Product Line:
Traditional Life	$4,852	970	9,022	1,605
Universal Life	23,176	25,798	44,493	50,909
Annuities	181,521	179,706	355,507	347,481

Total	$209,549	206,474	409,022	399,995

The above contractual withdrawals, as well as the level of surrenders experienced, were generally consistent with the Company's assumptions in asset/liability management, and the associated cash outflows did not have an adverse impact on overall liquidity. The amount shown for traditional life in the periods ended June 30, 2019 includes Ozark National cash outflows. Individual life insurance policies are typically less susceptible to withdrawal than annuity reserves and deposit liabilities because policyholders may need to undergo a new underwriting process in order to obtain a new insurance policy elsewhere. Cash flow projections and tests under various market interest rate scenarios and assumptions are performed to assist in evaluating liquidity needs and adequacy. The Company currently expects available liquidity sources and future cash flows to be more than adequate to meet the demand for funds.

Cash flows from the Company's insurance operations have historically been sufficient to meet current needs. Cash flows from operating activities were $163.9 million and $145.2 million for the six months ended June 30, 2019 and 2018, respectively. The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $448.4 million and $381.3 million for the six months ended June 30, 2019 and 2018, respectively. Operating and investing activity cash flow items could be reduced if interest rates rise at an accelerated rate in the future. Net cash inflows/(outflows) from the Company's universal life and investment annuity deposit product operations totaled $(312.4) million and $(185.9) million during the six months ended June 30, 2019 and 2018, respectively, reflecting the recent slowdown in annuity sales and slightly higher lapse rate for annuities compared to prior periods.

Capital Resources

The Company relies on stockholders' equity for its capital resources as there is no long-term debt outstanding and the Company does not anticipate the need for any long-term debt in the near future.  As of June 30, 2019, the Company had no commitments beyond its normal operating and investment activities.

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

The table below summarizes future estimated cash payments under existing contractual obligations.

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)

Loan commitments	$14,900	14,900	—	—	—
Lease obligations	1,255	359	717	179	—
Claims payable (1)	74,680	74,680	—	—	—
Other long-term reserve liabilities reflected on the balance sheet (2)	13,988,298	1,082,894	2,028,158	1,774,023	9,103,223

Total	$14,079,133	1,172,833	2,028,875	1,774,202	9,103,223

(1) Claims payable include benefit and claim liabilities for life, accident and health policies which the Company believes the amount and timing of the payment is essentially fixed and determinable. Such amounts generally relate to incurred and reported death, critical illness, accident and health claims including an estimate of claims incurred but not reported.

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

Subsequent to acquiring a commercial office building at the end of 2016 through its wholly owned subsidiary Braker P III, LLC ("BP III"), the Company entered into lease agreements with various tenants for available space not occupied by the Company. Total revenues recorded pertaining to these leases for the three month periods ended June 30, 2019 and 2018 amounted to $1.2 million and $0.8 million, respectively, and for the six months ended amounted to $2.0 million and $1.4 million, respectively. Under their respective terms these leases expire at various dates from 2019 through 2025.

The table below summarizes future estimated cash receipts under all existing lease agreements, including those in addition to the BP III lease agreements discussed above.

	Estimated Cash Receipts by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)

Real estate revenue	$43,522	5,551	9,946	8,346	19,679

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

There were no changes in the Company's internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(e) under the Exchange Act, during the quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting. However, in conjunction with its acquisition of Ozark National Life Insurance Company and N.I.S. Financial Services, Inc. effective January 31, 2019, the Company implemented purchase accounting controls and subsequent financial reporting and disclosure controls and procedures for the purposes of including the results of these two entities in the accompanying Condensed Consolidated Financial Statements of the Company as of and for the six months ended June 30, 2019.

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

Purchased shares are reported in the Company's Condensed Consolidated Financial Statements as authorized and unissued. At December 31, 2018 and June 30, 2019 there were no stock options vested or unvested and outstanding under these plans.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May yet Be Purchased Under the Plans or Programs

April 1, 2019 through April 30, 2019	—	$—	N/A	N/A
May 1, 2019 through May 31, 2019	—	$—	N/A	N/A
June 1, 2019 through June 30, 2019	—	$—	N/A	N/A

Total	—	$—	N/A	N/A

ITEM 4.  Removed and Reserved.

ITEM 6.  EXHIBITS

(a)	Exhibits

Exhibit 31(a)	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	-	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL WESTERN LIFE GROUP, INC.
(Registrant)

Date:	August 8, 2019	/S/ Ross R. Moody
Ross R. Moody
Chairman of the Board, President and
Chief Executive Officer
(Authorized Officer)

Date:	August 8, 2019	/S/ Brian M. Pribyl
Brian M. Pribyl
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)
(Principal Accounting Officer)