Form 10-Q
period 2019-09-30
National Western Life Group, Inc.
filed 2019-11-07
CIK 1635984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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
Large accelerated filer  ☒  Accelerated filer  ☐    Non-accelerated filer (Do not check if a smaller reporting company)  ☐  Smaller reporting company ☐  Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of November 6, 2019, the number of shares of Registrant's common stock outstanding was: Class A – 3,436,020 and  Class B - 200,000.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
ASSETS	September 30, 2019	December 31, 2018

Investments:
Debt securities held to maturity, at amortized cost (fair value: $7,537,665 and $7,228,268)	$7,224,459	7,285,254
Debt securities available for sale, at fair value (cost: $3,265,807 and $3,008,624)	3,409,466	2,946,059
Mortgage loans, net of allowance for possible losses ($675 and $675)	224,048	203,180
Policy loans	80,272	54,724
Derivatives, index options	106,364	14,684
Equity securities, at fair value (cost: $14,120 and $14,329)	19,462	17,491
Other long-term investments	62,037	56,851

Total investments	11,126,108	10,578,243

Cash and cash equivalents	171,509	131,976
Deferred policy acquisition costs	736,826	841,704
Deferred sales inducements	108,425	133,714
Value of business acquired	139,900	—
Accrued investment income	98,618	96,338
Federal income tax receivable	11,346	17,934
Other assets	166,862	131,782

Total assets	$12,559,594	11,931,691

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY	September 30, 2019	December 31, 2018

LIABILITIES:

Future policy benefits:
Universal life and annuity contracts	$9,329,867	9,608,850
Traditional life reserves	832,859	135,436
Other policyholder liabilities	129,715	135,694
Deferred Federal income tax liability	47,665	39,384
Other liabilities	127,836	111,550

Total liabilities	10,467,942	10,030,914

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:

Common stock:
Class A - $.01 par value; 7,500,000 shares authorized; 3,436,020 issued and outstanding in 2019 and 2018	34	34
Class B - $.01 par value; 200,000 shares authorized, issued, and outstanding in 2019 and 2018	2	2
Additional paid-in capital	41,716	41,716
Accumulated other comprehensive income (loss)	59,977	(37,015)
Retained earnings	1,989,923	1,896,040

Total stockholders’ equity	2,091,652	1,900,777

Total liabilities and stockholders' equity	$12,559,594	11,931,691

Note:  The Condensed Consolidated Balance Sheet at December 31, 2018 has been derived from the audited Consolidated Financial Statements as of that date.

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended September 30, 2019 and 2018
(Unaudited)
(In thousands, except per share amounts)

	2019	2018

Premiums and other revenues:
Universal life and annuity contract charges	$37,840	38,287
Traditional life premiums	24,099	4,209
Net investment income	108,456	175,553
Other revenues	3,273	5,111
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) gains (losses)	(1,943)	3
Portion of OTTI (gains) losses recognized in other comprehensive income	(2)	(3)
Net OTTI losses recognized in earnings	(1,945)	—
Other net investment gains (losses)	1,443	2,275
Total net realized investment gains (losses)	(502)	2,275
Total revenues	173,166	225,435

Benefits and expenses:
Life and other policy benefits	39,918	5,744
Amortization of deferred policy acquisition costs and value of business acquired	22,998	26,775
Universal life and annuity contract interest	59,445	124,145
Other operating expenses	25,813	24,037

Total benefits and expenses	148,174	180,701

Earnings before Federal income taxes	24,992	44,734

Federal income taxes	5,003	9,093

Net earnings	$19,989	35,641

Basic earnings per share:
Class A	$5.65	$10.08
Class B	$2.83	$5.04

Diluted earnings per share:
Class A	$5.65	$10.08
Class B	$2.83	$5.04

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Nine Months Ended September 30, 2019 and 2018
(Unaudited)
(In thousands, except per share amounts)

	2019	2018

Premiums and other revenues:
Universal life and annuity contract charges	$112,703	116,753
Traditional life premiums	65,492	13,282
Net investment income	388,211	358,100
Other revenues	13,652	15,396
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) gains (losses)	(7,840)	9
Portion of OTTI (gains) losses recognized in other comprehensive income	(7)	(9)
Net OTTI losses recognized in earnings	(7,847)	—
Other net investment gains (losses)	11,549	5,582
Total net realized investment gains (losses)	3,702	5,582

Total revenues	583,760	509,113

Benefits and expenses:
Life and other policy benefits	101,764	44,607
Amortization of deferred policy acquisition costs and value of business acquired	86,573	90,073
Universal life and annuity contract interest	200,500	183,316
Other operating expenses	77,196	72,467

Total benefits and expenses	466,033	390,463

Earnings before Federal income taxes	117,727	118,650

Federal income taxes	23,844	23,668

Net earnings	$93,883	94,982

Basic earnings per share:
Class A	$26.55	$26.86
Class B	$13.28	$13.43

Diluted earnings per share:
Class A	$26.55	$26.86
Class B	$13.28	$13.43

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended September 30, 2019 and 2018
(Unaudited)
(In thousands)

	2019	2018

Net earnings	$19,989	35,641

Other comprehensive income (loss), net of effects of deferred costs and taxes:
Unrealized gains (losses) on securities:
Net unrealized holding gains (losses) arising during period	15,586	(1,416)
Net unrealized liquidity gains (losses)	1	—
Reclassification adjustment for net amounts included in net earnings	1,380	(936)

Net unrealized gains (losses) on securities	16,967	(2,352)

Foreign currency translation adjustments	52	20

Benefit plans:
Amortization of net prior service cost and net gain (loss)	(504)	2,801

Other comprehensive income (loss)	16,515	469

Comprehensive income (loss)	$36,504	36,110

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended September 30, 2019 and 2018
(Unaudited)
(In thousands)

	2019	2018

Net earnings	$93,883	94,982

Other comprehensive income, net of effects of deferred costs and taxes:
Unrealized gains (losses) on securities:
Net unrealized holding gains (losses) arising during period	93,730	(51,238)
Net unrealized liquidity gains (losses)	3	2
Reclassification adjustment for net amounts included in net earnings	4,252	(2,533)

Net unrealized gains (losses) on securities	97,985	(53,769)

Foreign currency translation adjustments	519	1,227

Benefit plans:
Amortization of net prior service cost and net gain (loss)	(1,512)	8,403

Other comprehensive income (loss)	96,992	(44,139)

Comprehensive income (loss)	$190,875	50,843

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY For the Three Months Ended September 30, 2019 and 2018 (Unaudited) (In thousands)

	2019	2018

Common stock:
Balance at beginning of period	$36	36
Shares exercised under stock option plan	—	—

Balance at end of period	36	36

Additional paid-in capital:
Balance at beginning of period	41,716	41,716
Shares exercised under stock option plan	—	—

Balance at end of period	41,716	41,716

Accumulated other comprehensive income:
Unrealized gains (losses) on non-impaired securities:
Balance at beginning of period	50,730	(22,169)
Change in unrealized gains (losses) during period, net of tax	16,966	(2,352)
Cumulative effect of change in accounting principle, net of tax	—	—

Balance at end of period	67,696	(24,521)

Unrealized losses on impaired held to maturity securities:
Balance at beginning of period	(5)	(8)
Amortization	2	2
Other-than-temporary impairments, non-credit, net of tax	—	—
Additional credit loss on previously impaired securities	—	—
Change in shadow deferred policy acquisition costs	(1)	(1)

Balance at end of period	(4)	(7)

Unrealized losses on impaired available for sale securities:
Balance at beginning of period	(2)	(1)
Other-than-temporary impairments, non-credit, net of tax	—	—
Change in shadow deferred policy acquisition costs	—	(1)
Recoveries, net of tax	—	—

Balance at end of period	(2)	(2)

	Continued on Next Page

NATIONAL WESTERN LIFE GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued) For the Three Months Ended September 30, 2019 and 2018 (Unaudited) (In thousands)

	2019	2018

Foreign currency translation adjustments:
Balance at beginning of period	5,044	4,430
Change in translation adjustments during period	52	20

Balance at end of period	5,096	4,450

Benefit plan liability adjustment:
Balance at beginning of period	(12,305)	(16,993)
Amortization of net prior service cost and net loss, net of tax	(504)	2,801

Balance at end of period	(12,809)	(14,192)

Accumulated other comprehensive income (loss) at end of period	59,977	(34,272)

Retained earnings:
Balance at beginning of period	1,969,934	1,839,896
Net earnings	19,989	35,641

Balance at end of period	1,989,923	1,875,537

Total stockholders' equity	$2,091,652	1,883,017

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY For the Nine Months Ended September 30, 2019 and 2018 (Unaudited) (In thousands)

	2019	2018

Common stock:
Balance at beginning of period	$36	36
Shares exercised under stock option plan	—	—

Balance at end of period	36	36

Additional paid-in capital:
Balance at beginning of period	41,716	41,716
Shares exercised under stock option plan	—	—

Balance at end of period	41,716	41,716

Accumulated other comprehensive income:
Unrealized gains (losses) on non-impaired securities:
Balance at beginning of period	(30,286)	33,664
Change in unrealized gains (losses) during period, net of tax	97,982	(53,771)
Cumulative effect of change in accounting principle, net of tax	—	(4,414)

Balance at end of period	67,696	(24,521)

Unrealized losses on impaired held to maturity securities:
Balance at beginning of period	(7)	(10)
Amortization	6	7
Other-than-temporary impairments, non-credit, net of tax	—	—
Additional credit loss on previously impaired securities	—	—
Change in shadow deferred policy acquisition costs	(3)	(4)

Balance at end of period	(4)	(7)

Unrealized losses on impaired available for sale securities:
Balance at beginning of period	(2)	(1)
Other-than-temporary impairments, non-credit, net of tax	—	—
Change in shadow deferred policy acquisition costs	—	(1)
Recoveries, net of tax	—	—

Balance at end of period	(2)	(2)

	Continued on Next Page

NATIONAL WESTERN LIFE GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued) For the Nine Months Ended September 30, 2019 and 2018 (Unaudited) (In thousands)

	2019	2018

Foreign currency translation adjustments:
Balance at beginning of period	4,577	3,223
Change in translation adjustments during period	519	1,227

Balance at end of period	5,096	4,450

Benefit plan liability adjustment:
Balance at beginning of period	(11,297)	(22,595)
Amortization of net prior service cost and net loss, net of tax	(1,512)	8,403

Balance at end of period	(12,809)	(14,192)

Accumulated other comprehensive income (loss) at end of period	59,977	(34,272)

Retained earnings:
Balance at beginning of period	1,896,040	1,776,141
Cumulative effect of change in accounting principle, net of tax	—	4,414
Net earnings	93,883	94,982

Balance at end of period	1,989,923	1,875,537

Total stockholders' equity	$2,091,652	1,883,017

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Nine Months Ended September 30, 2019 and 2018 (Unaudited) (In thousands)

	2019	2018

Cash flows from operating activities:
Net earnings	$93,883	94,982
Adjustments to reconcile net earnings to net cash from operating activities:
Universal life and annuity contract interest	200,500	183,316
Surrender charges and other policy revenues	(25,608)	(28,429)
Realized (gains) losses on investments	(3,702)	(5,582)
Accretion/amortization of discounts and premiums, investments	1,798	(86)
Depreciation and amortization	8,185	8,769
(Increase) decrease in value of equity securities	(2,639)	(254)
(Increase) decrease in value of derivatives	(63,127)	(35,581)
(Increase) decrease in deferred policy acquisition and sales inducement costs, and value of business acquired	53,837	31,645
(Increase) decrease in accrued investment income	3,837	(4,245)
(Increase) decrease in other assets	280	(12,489)
Increase (decrease) in liabilities for future policy benefits	6,960	(11,566)
Increase (decrease) in other policyholder liabilities	(19,847)	1,520
Increase (decrease) in Federal income tax liability	6,486	(696)
Increase (decrease) in deferred Federal income tax	(17,502)	4,680
Increase (decrease) in other liabilities	(1,340)	(3,882)

Net cash provided by operating activities	242,001	222,102

Cash flows from investing activities:
Proceeds from sales of:
Debt securities available for sale	80,528	13,098
Other investments	35,871	2,749
Proceeds from maturities and redemptions of:
Debt securities held to maturity	486,344	360,036
Debt securities available for sale	189,944	168,638
Derivatives, index options	28,457	160,094
Property and equipment	—	8
Purchases of:
Debt securities held to maturity	(161,617)	(391,548)
Debt securities available for sale	(127,811)	(228,172)
Equity securities	(977)	(1,678)
Derivatives, index options	(57,443)	(63,524)
Other investments	(7,314)	(5,581)
Property and equipment	(2,497)	(3,070)
Payment to acquire businesses, net of cash acquired	(189,121)	—

	Continued on Next Page

NATIONAL WESTERN LIFE GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) For the Nine Months Ended September 30, 2019 and 2018 (Unaudited) (In thousands)

	2019	2018

Principal payments on mortgage loans	22,384	32,374
Cost of mortgage loans acquired	(47,744)	(24,803)
Decrease (increase) in policy loans	2,580	1,931

Net cash provided by/(used in) investing activities	251,584	20,552

Cash flows from financing activities:
Deposits to account balances for universal life and annuity contracts	292,551	442,795
Return of account balances on universal life and annuity contracts	(747,260)	(749,245)

Net cash provided by (used in) financing activities	(454,709)	(306,450)

Effect of foreign exchange	657	1,553

Net increase (decrease) in cash and cash equivalents	39,533	(62,243)
Cash and cash equivalents at beginning of period	131,976	217,624

Cash and cash equivalents at end of period	$171,509	155,381

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid (received) during the period for:
Interest	$252	30
Income taxes	$34,758	19,683

Noncash operating activities:
Net deferral and amortization of sales inducements	$(13,501)	(8,152)

Noncash investing activities:
Contingent consideration to acquire businesses	$3,965	—

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)	CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position of National Western Life Group, Inc. ("NWLGI") and its wholly owned subsidiaries (“Company”) as of September 30, 2019, and the results of its operations and its cash flows for the three and nine months ended September 30, 2019 and September 30, 2018. Such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year. It is recommended that these Condensed Consolidated Financial Statements be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 which is accessible free of charge through the Company's internet site at www.nwlgi.com or the Securities and Exchange Commission internet site at www.sec.gov. The Condensed Consolidated Balance Sheet at December 31, 2018 has been derived from the audited consolidated financial statements as of that date.

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of NWLGI and its wholly owned subsidiaries: National Western Life Insurance Company ("NWLIC" or "National Western"), Regent Care San Marcos Holdings, LLC, NWL Services, Inc., and N.I.S. Financial Services, Inc. ("NIS"). National Western's wholly owned subsidiaries include The Westcap Corporation, NWL Financial, Inc., NWLSM, Inc., Braker P III, LLC, and Ozark National Life Insurance Company ("Ozark National"). The results of operations for Ozark National and NIS include the eight months ended September 30, 2019 subsequent to their acquisition effective January 31, 2019. All significant intercorporate transactions and accounts have been eliminated in consolidation.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates in the accompanying Condensed Consolidated Financial Statements include: (1) liabilities for future policy benefits, (2) valuation of derivative instruments, (3) recoverability and amortization of deferred policy acquisition costs ("DPAC") and value of business acquired ("VOBA"), (4) valuation allowances for deferred tax assets, (5) other-than-temporary impairment losses on debt securities, (6) commitments and contingencies, and (7) valuation allowances for mortgage loans and real estate. During the first nine months of 2019, the Company incorporated accounting estimates for business combinations, value of business acquired, and fair value measurement as a result of its acquisition of Ozark National and NIS.

The table below shows the unrealized gains and losses on available-for-sale securities that were reclassified out of accumulated other comprehensive income for the three and nine months ended September 30, 2019 and September 30, 2018.

Affected Line Item in the Statements of Earnings	Amount Reclassified From Accumulated Other Comprehensive Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)

Other net investment gains (losses)	$198	1,185	2,465	3,206
Net OTTI losses recognized in earnings	(1,945)	—	(7,847)	—
Earnings before Federal income taxes	(1,747)	1,185	(5,382)	3,206
Federal income taxes	(367)	249	(1,130)	673

Net earnings	$(1,380)	936	(4,252)	2,533

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(2)	NEW ACCOUNTING PRONOUNCEMENTS

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
These updates are required to be applied retrospectively to the earliest period presented in the financial statements for periods beginning after December 15, 2021, with early adoption permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.
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
In April 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new guidance simplifies the current two-step goodwill impairment test by eliminating Step 2 of the test. The new guidance requires a one-step impairment test in which an entity compares the fair value of a reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any. The amendments will be effective for annual goodwill impairment tests occurring after December 15, 2019. Adoption of this guidance is not expected to have a material effect on the Company’s results of operations or financial position.

In June 2016, the FASB released ASU 2016-13, Financial Instruments-Credit Losses, which revises the credit loss recognition criteria for certain financial assets measured at amortized cost. The new guidance replaces the existing incurred loss recognition model with an expected loss recognition model. The objective of the expected credit loss model is for the reporting entity to recognize its estimate of expected credit losses for affected financial assets in a valuation allowance deducted from the amortized cost basis of the related financial assets that results in presenting the net carrying value of the financial assets at the amount expected to be collected. On April 25, 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The amendments in this Update add clarification and correction to ASU 2016-13 around accrued interest, transfers between classifications or categories for loans and debt securities, consideration of recoveries in estimating allowances, reinsurance recoveries, consideration of prepayments and estimated costs to sell when foreclosure is probable. The guidance for these pronouncements is effective for interim and annual periods beginning after December 15, 2019, and for most affected instruments must be adopted using a modified retrospective approach, with a cumulative effect adjustment recorded to beginning retained income. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.
Recent accounting pronouncements adopted
In August 2018, the SEC released a final rule updating disclosure requirements, Disclosure Update and Simplification, which resulted in the additional interim disclosure of an analysis of changes in stockholders’ equity to be required for the current and comparative quarter and year-to-date interim periods. Registrants are required to provide an analysis of changes in each caption of stockholders’ equity and noncontrolling interests, which will be accompanied by dividends per share and in the aggregate for each class of shares. The disclosure must be presented in the form of a reconciliation, either as a separate statement or in the footnotes. The adoption of this in 2019 did not have a material effect on the results of operations or financial position of the Company as this information in year-to-date format is already provided.
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

Ozark National is similarly restricted under the state insurance laws of Missouri as to dividend amounts which may be paid to stockholders without prior approval to the greater of 10% of the statutory surplus of the company from the prior year-end or the company's net gain from operations, excluding capital gains, from the prior calendar year. Based upon this restriction, the maximum dividend payment which may be made in 2019 without prior approval is $20.4 million. As part of the Stock Purchase Agreement dated October 3, 2018, by and between NWLIC and Ozark National's previous owner, the Missouri Department of Insurance granted approval for an extraordinary dividend of $102.7 million to be paid to the prior owner concurrent with the closing of the transaction effective January 31, 2019. Consequently, any additional dividends during 2019 will require prior approval of the Missouri Department of Insurance. All dividends declared by Ozark National going forward are payable entirely to NWLIC as the sole owner and are eliminated in consolidation.

In the first quarter of 2019, National Western declared and paid a $32.0 million dividend to NWLGI, the proceeds of which were used as part of the cash purchase of NIS. In the third quarter of 2019, National Western declared a $4.0 million dividend to NWLGI which was subsequently paid on October 17, 2019. In the first quarter of 2018, National Western declared and paid a $3.0 million dividend to NWLGI. In the third quarter of 2018, National Western declared a $3.0 million dividend to NWLGI which was subsequently paid on October 17, 2018. Ozark National did not declare or pay cash dividends on its shares during the eight-month period ended September 30, 2019.

NWLGI did not declare or pay cash dividends on its common shares during the nine months ended September 30, 2019 and 2018.

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

	Three Months Ended September 30,
	2019		2018
	Class A	Class B	Class A	Class B
	(In thousands except per share amounts)

Numerator for Basic and Diluted Earnings Per Share:
Net income	$19,989		35,641
Dividends - Class A shares	—		—
Dividends - Class B shares	—		—

Undistributed earnings	$19,989		35,641

Allocation of net income:
Dividends	$—	—	—	—
Allocation of undistributed income	19,424	565	34,633	1,008

Net earnings	$19,424	565	34,633	1,008

Denominator:
Basic earnings per share - weighted-average shares	3,436	200	3,436	200
Effect of dilutive stock options	—	—	—	—

Diluted earnings per share - adjusted weighted-average shares for assumed conversions	3,436	200	3,436	200

Basic Earnings Per Share	$5.65	2.83	10.08	5.04

Diluted Earnings Per Share	$5.65	2.83	10.08	5.04

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended September 30,
	2019		2018
	Class A	Class B	Class A	Class B
	(In thousands except per share amounts)

Numerator for Basic and Diluted Earnings Per Share:
Net income	$93,883		94,982
Dividends - Class A shares	—		—
Dividends - Class B shares	—		—

Undistributed income	$93,883		94,982

Allocation of net income:
Dividends	$—	—	—	—
Allocation of undistributed income	91,228	2,655	92,296	2,686

Net income	$91,228	2,655	92,296	2,686

Denominator:
Basic earnings per share - weighted-average shares	3,436	200	3,436	200
Effect of dilutive stock options	—	—	—	—

Diluted earnings per share - adjusted weighted-average shares for assumed conversions	3,436	200	3,436	200

Basic Earnings Per Share	$26.55	13.28	26.86	13.43

Diluted Earnings Per Share	$26.55	13.28	26.86	13.43

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(5)	PENSION AND OTHER POSTRETIREMENT PLANS

(A)	Defined Benefit Pension Plans

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)

Service cost	$24	28	72	84
Interest cost	210	225	630	675
Expected return on plan assets	(271)	(325)	(815)	(975)
Amortization of prior service cost	—	—	—	—
Amortization of net loss	165	131	495	393

Net periodic benefit cost	$128	59	382	177

The service cost shown above for each period represents plan expenses expected to be paid out of plan assets. Under the clarified rules of the Pension Protection Act, plan expenses paid from plan assets are to be included in the plan's service cost component.

The Company's minimum required contribution for the 2019 plan year is $0.4 million which may be contributed as late as the third quarter of 2020. There were no remaining contributions payable for the 2018 plan year as of September 30, 2019. As of September 30, 2019, the Company had made $0.0 million in contributions to the plan for the 2019 plan year.

The components of net periodic benefit cost including service cost are reported in the line item “Other operating expenses” in the Condensed Consolidated Statement of Earnings.

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

The following table summarizes the components of net periodic benefit costs for the non-qualified defined benefit plans.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)

Service cost	$126	90	377	270
Interest cost	256	213	768	639
Amortization of prior service cost	14	15	44	45
Amortization of net loss	348	176	1,044	528

Net periodic benefit cost	$744	494	2,233	1,482

As the plans are not funded, there is no expected return on plan assets shown in the net periodic benefit cost table above. The Company expects to contribute $2.0 million to these plans in 2019.  As of September 30, 2019, the Company has contributed $1.6 million to the plans.

The components of net periodic benefit cost including service cost are reported in the line item “Other operating expenses” in the Condensed Consolidated Statement of Earnings.

Ozark National and NIS have no defined benefit plans.

(B)	Postretirement Employment Plans Other Than Pension

National Western sponsors two healthcare plans that were amended in 2004 to provide postretirement benefits to certain fully-vested individuals.  The plans are unfunded. The following table summarizes the components of net periodic benefit costs.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)

Interest cost	$49	40	148	120
Amortization of prior service cost	13	26	39	78
Amortization of net loss	61	38	183	113

Net periodic benefit cost	$123	104	370	311

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As the plans are not funded, there is no expected return on plan assets shown in the net periodic benefit cost table above. The Company expects to contribute minimal amounts to the plans in 2019. Ozark National and NIS do not offer postemployment benefits.

The components of net periodic benefit cost including service cost are reported in the line item “Other operating expenses” in the Condensed Consolidated Statement of Earnings.

(6)	SEGMENT AND OTHER OPERATING INFORMATION

The Company defines its reportable operating segments as domestic life insurance, international life insurance, annuities, and acquired businesses. These segments are organized based on product types, geographic marketing areas, and business groupings. Ozark National and NIS have been combined into the segment "Acquired Businesses" given its inter-related marketing and sales approach which consists of a coordinated sale of a non-participating whole life insurance product (Ozark National) and a mutual fund investment product (NIS). As disclosed in the Company's filings for 2018, National Western discontinued accepting applications for the Company's international products from residents of other countries in May 2018. A fifth category "All Others" primarily includes investments and earnings of non-operating subsidiaries as well as other remaining investments and assets not otherwise supporting specific segment operations.

A summary of segment information as of September 30, 2019 and December 31, 2018 for the Condensed Consolidated Balance Sheet items and for the three and nine months ended September 30, 2019 and September 30, 2018 for the Condensed Consolidated Statement of Earnings is provided below.

Condensed Consolidated Balance Sheet Items:

	September 30, 2019
	Domestic Life Insurance	International Life Insurance	Annuities	Acquired Businesses	All Others	Totals
	(In thousands)

Deferred policy acquisition costs, sales inducements, and value of business acquired	$123,348	217,307	501,745	142,751	—	985,151
Total segment assets	1,330,245	1,166,237	8,324,924	970,890	374,254	12,166,550
Future policy benefits	1,144,243	874,980	7,442,615	700,888	—	10,162,726
Other policyholder liabilities	16,811	13,512	85,290	14,102	—	129,715

	December 31, 2018
	Domestic Life Insurance	International Life Insurance	Annuities	Acquired Businesses	All Others	Totals
	(In thousands)

Deferred policy acquisition costs and sales inducements	$122,661	243,518	609,239	—	—	975,418
Total segment assets	1,215,864	1,211,036	8,791,463	—	370,118	11,588,481
Future policy benefits	1,039,150	894,891	7,810,245	—	—	9,744,286
Other policyholder liabilities	17,439	20,381	97,874	—	—	135,694

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Condensed Consolidated Statement of Earnings:

	Three Months Ended September 30, 2019
	Domestic Life Insurance	International Life Insurance	Annuities	Acquired Businesses	All Others	Totals
	(In thousands)

Premiums and contract revenues	$11,387	25,065	5,336	20,151	—	61,939
Net investment income	12,885	6,872	78,000	6,300	4,399	108,456
Other revenues	49	25	8	2,318	873	3,273

Total revenues	24,321	31,962	83,344	28,769	5,272	173,668

Life and other policy benefits	6,099	5,074	12,550	16,195	—	39,918
Amortization of deferred policy acquisition costs and value of business acquired	2,181	(3,047)	21,688	2,176	—	22,998
Universal life and annuity contract interest	11,267	14,637	33,541	—	—	59,445
Other operating expenses	5,297	5,493	8,596	4,772	1,655	25,813
Federal income taxes (benefit)	(107)	1,970	1,388	1,133	725	5,109

Total expenses	24,737	24,127	77,763	24,276	2,380	153,283

Segment earnings (loss)	$(416)	7,835	5,581	4,493	2,892	20,385

	Nine Months Ended September 30, 2019
	Domestic Life Insurance	International Life Insurance	Annuities	Acquired Businesses	All Others	Totals
	(In thousands)

Premiums and contract revenues	$32,897	74,905	16,061	54,332	—	178,195
Net investment income	51,379	30,165	270,727	16,283	19,657	388,211
Other revenues	113	79	80	6,049	7,331	13,652

Total revenues	84,389	105,149	286,868	76,664	26,988	580,058

Life and other policy benefits	13,850	10,195	33,856	43,863	—	101,764
Amortization of deferred policy acquisition costs and value of business acquired	8,898	11,195	60,150	6,330	—	86,573
Universal life and annuity contract interest	45,693	33,967	120,840	—	—	200,500
Other operating expenses	14,437	14,278	25,478	12,348	10,655	77,196
Federal income taxes (benefit)	306	7,192	9,426	2,836	3,307	23,067

Total expenses	83,184	76,827	249,750	65,377	13,962	489,100

Segment earnings (loss)	$1,205	28,322	37,118	11,287	13,026	90,958

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended September 30, 2018
	Domestic Life Insurance	International Life Insurance	Annuities	Acquired Businesses	All Others	Totals
	(In thousands)

Premiums and contract revenues	$10,060	26,839	5,597	—	—	42,496
Net investment income	26,912	19,731	123,525	—	5,385	175,553
Other revenues	11	5	11	—	5,084	5,111

Total revenues	36,983	46,575	129,133	—	10,469	223,160

Life and other policy benefits	5,839	6,609	(6,704)	—	—	5,744
Amortization of deferred acquisition costs	2,978	6,307	17,490	—	—	26,775
Universal life and annuity contract interest	22,355	30,596	71,194	—	—	124,145
Other operating expenses	5,215	4,982	8,719	—	5,121	24,037
Federal income taxes (benefit)	122	(322)	7,714	—	1,101	8,615

Total expenses	36,509	48,172	98,413	—	6,222	189,316

Segment earnings (loss)	$474	(1,597)	30,720	—	4,247	33,844

	Nine Months Ended September 30, 2018
	Domestic Life Insurance	International Life Insurance	Annuities	Acquired Businesses	All Others	Totals
	(In thousands)

Premiums and contract revenues	$29,775	82,218	18,042	—	—	130,035
Net investment income	41,131	32,305	263,983	—	20,681	358,100
Other revenues	12	39	48	—	15,297	15,396

Total revenues	70,918	114,562	282,073	—	35,978	503,531

Life and other policy benefits	15,751	16,872	11,984	—	—	44,607
Amortization of deferred acquisition costs	8,362	21,023	60,688	—	—	90,073
Universal life and annuity contract interest	29,401	37,046	116,869	—	—	183,316
Other operating expenses	15,368	15,991	25,741	—	15,367	72,467
Federal income taxes (benefit)	405	4,701	13,290	—	4,100	22,496

Total expenses	69,287	95,633	228,572	—	19,467	412,959

Segment earnings (loss)	$1,631	18,929	53,501	—	16,511	90,572

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Reconciliations of segment information to the Company's Condensed Consolidated Financial Statements are provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)

Premiums and Other Revenues:
Premiums and contract revenues	$61,939	42,496	178,195	130,035
Net investment income	108,456	175,553	388,211	358,100
Other revenues	3,273	5,111	13,652	15,396
Realized gains (losses) on investments	(502)	2,275	3,702	5,582

Total condensed consolidated premiums and other revenues	$173,166	225,435	583,760	509,113

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)

Federal Income Taxes:
Total segment Federal income taxes	$5,109	8,615	23,067	22,496
Taxes on realized gains (losses) on investments	(106)	478	777	1,172

Total condensed consolidated Federal income taxes	$5,003	9,093	23,844	23,668

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)

Net Earnings:
Total segment earnings	$20,385	33,844	90,958	90,572
Realized gains (losses) on investments, net of taxes	(396)	1,797	2,925	4,410

Total condensed consolidated net earnings	$19,989	35,641	93,883	94,982

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	September 30,	December 31,
	2019	2018
	(In thousands)

Assets:
Total segment assets	$12,166,550	11,588,481
Other unallocated assets	393,044	343,210

Total condensed consolidated assets	$12,559,594	11,931,691

(7)	SHARE-BASED PAYMENTS

The Company had a stock and incentive plan ("1995 Plan") which provided for the grant of any or all of the following types of awards to eligible employees: (1) stock options, including incentive stock options and nonqualified stock options; (2) stock appreciation rights ("SARs"), in tandem with stock options or freestanding; (3) restricted stock or restricted stock units; and, (4) performance awards. The 1995 Plan began on April 21, 1995, and was amended on June 25, 2004 to extend the termination date to April 20, 2010. The number of shares of Class A, $1.00 par value, common stock which were allowed to be issued under the 1995 Plan, or as to which SARs or other awards were allowed to be granted, could not exceed 300,000. Effective June 20, 2008, the Company's shareholders approved a 2008 Incentive Plan (“2008 Plan”). The 2008 Plan was substantially similar to the 1995 Plan and authorized an additional number of Class A common stock shares eligible for issue not to exceed 300,000. These plans were assumed by NWLGI from National Western pursuant to the terms of the holding company reorganization in 2015. On June 15, 2016, stockholders of NWLGI approved an amended and restated 2008 Plan ("Incentive Plan"), which extended the term of the 2008 Plan for ten years from the date of stockholder approval. The Incentive Plan includes additional provisions, most notably regarding the definition of performance objectives which could be used in the issuance of the fourth type of award noted above (performance awards).

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

Effective during March 2006, the Company adopted and implemented a limited stock buy-back program with respect to the 1995 Plan which provided stock option holders the additional alternative of selling shares acquired through the exercise of options directly back to the Company. Option holders could elect to sell such acquired shares back to the Company at any time within ninety (90) days after the exercise of options at the prevailing market price as of the date of notice of election. The buy-back program did not alter the terms and conditions of the 1995 Plan; however, the program necessitated a change in accounting from the equity classification to the liability classification. In August 2008, the Company implemented another limited stock buy-back program, substantially similar to the 2006 program, for shares issued under the 2008 Plan. These plans were assumed as well by NWLGI from National Western pursuant to the terms of the holding company reorganization. There are currently no stock options issued and outstanding.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Incentive Plan allows for certain other share or unit awards which are solely paid out in cash based on the value of the Company's shares, or changes therein, as well as the financial performance of the Company under pre-determined target performance metrics. Certain awards, such as restricted stock units ("RSUs") provide solely for cash settlement based upon the market price of the Company's Class A common shares, often referred to as "phantom stock-based awards" in equity compensation plans. Unlike share-settled awards, which have a fixed grant-date fair value, the fair value of unsettled or unvested liability awards is remeasured at the end of each reporting period based on the change in fair value of a share. The liability and corresponding expense are adjusted accordingly until the award is settled. For employees, the vesting period for RSUs is 100% at the end of three years from the grant date. The RSUs are payable in cash at the vesting date equal to the closing price of the Company's Class A common shares at that time.

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

No awards were granted to officers and directors during the nine months ended September 30, 2019 and 2018.

The Company uses the current fair value method to measure compensation costs for awards granted under the share-based plans.

As of September 30, 2019 and December 31, 2018, the liability balance was $9.5 million and $11.9 million, respectively. A summary of awards by type and related activity is detailed below.

Options Outstanding
	Shares Available For Grant	Shares	Weighted- Average Exercise Price

Stock Options:
Balance at January 1, 2019	291,000	—	$—
Exercised	—	—	$—
Forfeited	—	—	$—
Expired	—	—	$—
Stock options granted	—	—	$—

Balance at September 30, 2019	291,000	—	$—

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Liability Awards
	SAR	RSU	PSU

Other Share/Unit Awards:
Balance at January 1, 2019	89,443	13,170	19,122
Exercised	—	(3,051)	(5,426)
Forfeited	(1,230)	(307)	(616)
Granted	—	—	—

Balance at September 30, 2019	88,213	9,812	13,080

Stock options, SARs, RSUs, and PSUs shown as forfeited in the above tables represent vested and unvested awards not exercised by plan participants upon their termination from the Company in accordance with the expiration provisions of the awards.

The total intrinsic value of share-based compensation exercised was $2.5 million and $2.2 million for the nine months ended September 30, 2019 and 2018, respectively. The total share-based compensation paid was $2.5 million and $2.2 million for the nine months ended September 30, 2019 and 2018, respectively. The total fair value of stock options, SARs, RSUs, and PSUs vested during the nine months ended September 30, 2019 and 2018 was $3.0 million and $0.8 million, respectively. No cash amounts were received from the exercise of stock options under the Plans during the periods reported on.

The following table summarizes information about SARs outstanding at September 30, 2019. There were no options outstanding as of September 30, 2019.

	SARs Outstanding
	Number Outstanding	Weighted- Average Remaining Contractual Life	Number Exercisable

Exercise prices:
$132.56	19,568	2.2 years	19,568
$210.22	25,000	4.2 years	16,400
$216.48	11,649	6.4 years	11,649
$311.16	10,162	7.4 years	6,753
$310.55	203	7.6 years	135
$334.34	9,557	8.2 years	3,180
$303.77	12,074	9.2 years	—

Totals	88,213		57,685

Aggregate intrinsic value (in thousands)	$4,716		$4,216

The aggregate intrinsic value in the table above is based on the closing Class A stock price of $268.37 per share on September 30, 2019.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In estimating the fair value of the share-based awards outstanding at September 30, 2019 and December 31, 2018, the Company employed the Black-Scholes option pricing model with assumptions detailed below.

	September 30, 2019	December 31, 2018

Expected term	2.2 to 9.2 years	3.0 to 10.0 years
Expected volatility weighted-average	21.93%	22.14%
Expected dividend yield	0.13%	0.12%
Risk-free rate weighted-average	1.70%	2.58%

The Company reviewed the contractual term relative to the SARs as well as perceived future behavior patterns of exercise. Volatility is based on the Company’s historical volatility over the expected term of the option/SARs expected exercise date.

The pre-tax compensation cost/(benefit) recognized in the financial statements related to these plans was $1.5 million and $0.1 million for the three and nine months ended September 30, 2019 and $1.7 million and $2.4 million for the three and nine months ended September 30, 2018, respectively. The related tax expense/(benefit) recognized was $(0.3) million and $0.0 million for the three and nine months ended September 30, 2019 and $(0.4) million and $(0.5) million for the three and nine months ended September 30, 2018, respectively.

As of September 30, 2019, the total compensation cost related to non-vested share-based awards not yet recognized was $3.2 million.  This amount is expected to be recognized over a weighted-average period of 1.3 years.  The Company recognizes compensation cost over the graded vesting periods.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On September 28, 2017, a purported shareholder derivative lawsuit was filed in the 122nd District Court of Galveston County, State of Texas entitled Robert L. Moody, Jr. derivatively on behalf of National Western Life Insurance Company and National Western Life Group, Inc. v. Ross Rankin Moody, et al., naming certain current and former directors and current officers as defendants.  The complaint challenged the directors’ oversight of insurance sales to non-U.S. residents and alleged that the defendants breached their fiduciary duties in the conduct of their duties as board members by failing to act (i) on an informed basis and (ii) in good faith or with the honest belief that their actions were in the best interests of the Company.  The complaint sought an undetermined amount of damages, attorneys’ fees and costs, and equitable relief, including the removal of the Company’s Chairman and Chief Executive Officer and other board members and/or officers of the Company.  The Company believes that the claims in the complaint were baseless and without merit, will continue to vigorously defend this lawsuit, and was awarded reimbursement of legal costs and expenses from plaintiff as detailed below.  The Company believes, based on information currently available, that the final outcome of this lawsuit will not have a material adverse effect on the Company’s business, results of operations, or consolidated financial position. The companies and directors filed their respective Pleas to the Jurisdiction ("Pleas") contesting the plaintiff's standing to even pursue this action, along with their Answers, on October 27, 2017. On December 14, 2017, plaintiff filed a Response to the Pleas and on December 21, 2017, the Court heard oral argument on the Pleas. Plaintiff then filed a First Amended Petition on January 11, 2018. The companies and directors filed a Supplement to the Pleas on January 30, 2018, to which plaintiff responded on February 1, 2018, and the companies and directors replied on February 9, 2018. On May 3, 2018, the Court issued a memorandum to all attorneys of record stating that the Court would grant the defendants' Pleas and asked the attorney for defendants to prepare and submit proposed orders/judgments granting the requested relief for consideration by the Court.  The defendants filed such proposed order granting the Pleas on May 7, 2018. On May 16, 2018 the Court issued an Order granting the Pleas and dismissing Robert L. Moody, Jr.’s claims with prejudice, and plaintiff then filed a Motion to Transfer Venue (“MTTV”).  Defendants filed an Application for Fees, seeking to recover defendants’ legal costs and expenses from plaintiff, and a Response to the MTTV on June 8, 2018.  In response plaintiff filed a Motion to Vacate, a Response to the Application for Fees, and his own Request for Attorney’s Fees on July 5, 2018.  Defendants filed a Response to the Motion to Vacate and to plaintiff’s Request for Attorney’s Fees on July 11, 2018, and the Court heard oral arguments on July 16, 2018. Plaintiff filed supplemental briefing in support of his July 5, 2018 filings on July 25, 2018, and defendants filed their response to plaintiff's supplemental briefing on July 27, 2018. On August 8, 2018 the Court issued an Order denying plaintiff's Motion to Vacate. Pursuant to the Court’s instructions, on October 5, 2018, defendants filed an Order Granting Application for Expenses.  Defendants then filed a Motion for Entry of Final Judgment and a Request for Submission Date on Motion for Entry of Final Judgment on October 11, 2018, which the Court set as October 30, 2018.  Plaintiff filed his Objection to Proposed Final Judgment and Objection to Proposed Order on Attorneys’ Fees on October 25, 2018, to which defendants filed a response on October 30, 2018. On November 11, 2018, the Court issued its Final Judgment: ordering Plaintiff to pay the companies $1,314,054 for reasonable and necessary fees and expenses; denying Plaintiff’s Motion to Transfer Venue, and; dismissing Plaintiff’s counterclaim.  Plaintiff has appealed the Court’s Final Judgment and that appeal is pending before the First District Court of Appeals in Houston, TX.
In April of 2019, National Western defended a two week jury trial in which it was alleged that the Company committed actionable Financial Elder Abuse in its issuance of a $100,000 equity indexed annuity to the Plaintiff in the case of Williams v Pantaleoni et al, Case No. 17CV03462, Butte County California Superior Court.  The Court entered an Amended Judgment on the Jury Verdict on July 27, 2019 against the Company in the amount of $14,949 for economic damages and $2.92 million in non-economic and punitive damages. Plaintiff is also pursuing an award of attorney's fees and costs in the amount of approximately $3 million. The Company vigorously disputes the verdicts and the amounts awarded, and in furtherance of such filed a Motion for Judgment Notwithstanding Jury Verdict and a Motion for New Trial, both of which were rejected by the Court. On September 9, 2019, the Company filed its Notice of Appeal.

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

The Company had $73.8 million in commitments to fund new loans and $0.4 million in commitments to extend credit relating to existing loans at September 30, 2019. The Company evaluates each customer's creditworthiness on a case-by-case basis.

(9)	INVESTMENTS

(A)	Investment Gains and Losses

The table below presents realized investment gains and losses, excluding impairment losses, for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)

Available for sale debt securities:
Realized gains on disposal	$197	1,191	2,548	3,212
Realized losses on disposal	—	(6)	(84)	(6)
Held to maturity debt securities:
Realized gains on disposal	1,246	1,090	2,197	2,395
Realized losses on disposal	—	—	—	(19)
Real estate gains (losses)	—	—	6,888	—

Totals	$1,443	2,275	11,549	5,582

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

Net real estate gains for the nine months ended September 30, 2019 primarily pertain to the Company's sale of its nursing home operations in Reno, Nevada and San Marcos, Texas as well as a property sold located in Austin, Texas. The sale of the Reno nursing home was completed effective February 1, 2019 and a gain of $5.7 million was realized on the sale of the land and building associated with the operation. The sale of the San Marcos nursing home was concluded effective May 1, 2019 and the Company recorded a loss of $(2.0) million associated with the sale of the land and building of this operation (an impairment loss on this property of $(2.2) million was recorded in the quarter ended March 31, 2019). The sale of the Company's prior home office completed effective June 7, 2019 realized a gain on the sale of $3.2 million.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company uses the specific identification method in computing realized gains and losses. For the three months ended September 30, 2019 and 2018 the percentage of gains on bonds due to the call of securities was 99.6% and 97.3%, respectively. For the nine months ended September 30, 2019 and 2018 the percentage of gains on bonds due to the call of securities was 81.0% and 98.7%, respectively. This includes calls out of the Company's available for sale portfolio of debt securities.

The table below presents net impairment losses recognized in earnings for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)

Total other-than-temporary impairment gains (losses) on debt securities	$(1,943)	3	(7,840)	9
Portion of loss (gain) recognized in comprehensive income	(2)	(3)	(7)	(9)

Net impairment losses on debt securities recognized in earnings	(1,945)	—	(7,847)	—

Totals	$(1,945)	—	(7,847)	—

The table below presents a roll forward of credit losses on securities for which the Company also recorded non-credit other-than-temporary impairments in other comprehensive loss.

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019	Year Ended December 31, 2018
	(In thousands)

Beginning balance, cumulative credit losses related to other-than-temporary impairments	$627	627	627
Reductions for securities sold during current period	—	—	—
Additions for credit losses not previously recognized in other-than-temporary impairments	—	—	—

Ending balance, cumulative credit losses related to other-than-temporary impairments	$627	627	627

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(B)	Debt Securities

The table below presents amortized costs and fair values of debt securities held to maturity at September 30, 2019.

	Debt Securities Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
U.S. agencies	$105,201	1,883	—	107,084
U.S. Treasury	3,777	156	—	3,933
States and political subdivisions	441,257	21,832	(53)	463,036
Foreign governments	1,149	56	—	1,205
Public utilities	913,445	36,887	(11)	950,321
Corporate	4,654,880	211,359	(446)	4,865,793
Commercial mortgage-backed	3,039	57	—	3,096
Residential mortgage-backed	1,098,612	41,789	(381)	1,140,020
Asset-backed	3,099	78	—	3,177

Totals	$7,224,459	314,097	(891)	7,537,665

The table below presents amortized costs and fair values of debt securities available for sale at September 30, 2019.

	Debt Securities Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
States and political subdivisions	$100,595	6,178	(2)	106,771
Foreign governments	9,981	244	—	10,225
Public utilities	76,916	3,914	—	80,830
Corporate	2,960,272	133,840	(5,343)	3,088,769
Commercial mortgage-backed	28,902	1,375	—	30,277
Residential mortgage-backed	13,621	1,213	(107)	14,727
Asset-backed	75,520	2,347	—	77,867

Totals	$3,265,807	149,111	(5,452)	3,409,466

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

The Company does not consider securities to be other-than-temporarily impaired when the market decline is attributable to factors such as market volatility, liquidity, spread widening and credit quality where it is anticipated that a recovery of all amounts due under the contractual terms of the security will occur and the Company has the intent and ability to hold until recovery or maturity. Based on its review, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2019. The Company monitors the investment portfolio on an ongoing basis for any changes in issuer facts and circumstances that could result in future impairments.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the three and nine months ended September 30, 2019, the Company recorded $1.9 million and $7.8 million in other-than-temporary impairments on debt securities on one corporate credit, Weatherford International bonds. Weatherford announced its intention to file Chapter 11 bankruptcy on May 10, 2019 which caused its market price to drop considerably.  Subsequently, on July 1, 2019, Weatherford filed for bankruptcy. There were no other-than-temporary impairments recorded during the three and nine months ended September 30, 2018. Unrealized losses for debt securities held to maturity and debt securities available for sale decreased during the first nine months of 2019 from the levels in 2018 primarily due to the downward movement in market interest rates during this period (which increases the market price of debt securities).

Debt Securities balances at September 30, 2019 include Ozark National holdings of $290.3 million in held to maturity and $428.2 million in available for sale. As part of the acquisition effective January 31, 2019 the Company employed purchase accounting procedures in accordance with GAAP which revalued the acquired investment portfolio to their fair values as of the date of the acquisition. These fair values became the book values for Ozark National from that point going forward. Accordingly, unrealized gains and losses for the Ozark National debt securities represent the changes subsequent to the purchase accounting book values established at January 31, 2019.

The following table shows the gross unrealized losses and fair values of the Company's held to maturity debt securities by investment category and length of time the individual securities have been in a continuous unrealized loss position at September 30, 2019.

	Debt Securities Held to Maturity
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
States and political subdivisions	$—	—	1,689	(53)	1,689	(53)
Public utilities	2,417	(11)	—	—	2,417	(11)
Corporate	9,220	(95)	20,213	(351)	29,433	(446)
Residential mortgage-backed	449	(3)	46,891	(378)	47,340	(381)

Total	$12,086	(109)	68,793	(782)	80,879	(891)

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the gross unrealized losses and fair values of the Company's available for sale debt securities by investment category and length of time the individual securities have been in a continuous unrealized loss position at September 30, 2019.

	Debt Securities Available for Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
States and political subdivisions	$474	(2)	—	—	474	(2)
Corporate	14,860	(139)	27,763	(5,204)	42,623	(5,343)
Residential mortgage-backed	—	—	798	(107)	798	(107)

Total	$15,334	$(141)	$28,561	$(5,311)	$43,895	$(5,452)

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

Debt securities. The gross unrealized losses for debt securities are made up of 43 individual issues, or 2.9% of the total debt securities held by the Company at September 30, 2019. The market value of these bonds as a percent of amortized cost approximates 95.2%. Of the 43 securities, 19, or 44.2%, fall in the 12 months or greater aging category; and 39 were rated investment grade at September 30, 2019.

The amortized cost and fair value of investments in debt securities at September 30, 2019, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Debt Securities Available for Sale		Debt Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Due in 1 year or less	$154,863	156,596	276,185	278,504
Due after 1 year through 5 years	1,180,262	1,218,209	3,039,310	3,136,264
Due after 5 years through 10 years	1,539,500	1,615,794	2,305,328	2,434,780
Due after 10 years	273,139	295,996	498,886	541,824
	3,147,764	3,286,595	6,119,709	6,391,372

Mortgage and asset-backed securities	118,043	122,871	1,104,750	1,146,293

Total	$3,265,807	3,409,466	7,224,459	7,537,665

(C)	Transfer of Securities

During the three and nine months ended September 30, 2019 the Company made no transfers from the held to maturity category to securities available for sale.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Loans in foreclosure, loans considered impaired or loans past due 90 days or more are placed on a non-accrual status. If a mortgage loan is determined to be on non-accrual status, the mortgage loan does not accrue any revenue into the Condensed Consolidated Statements of Earnings. The loan is independently monitored and evaluated as to potential impairment or foreclosure. If delinquent payments are made and the loan is brought current, then the Company returns the loan to active status and accrues income accordingly. The Company had no mortgage loans past due 90 days or more at September 30, 2019 or 2018 and as a result all interest income was recognized at September 30, 2019 and 2018.

The following table represents the mortgage loan portfolio by loan-to-value ratio.

	September 30, 2019		December 31, 2018
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Loan-to-Value Ratio (1):
Less than 50%	$60,867	27.1	$66,371	32.6
50% to 60%	50,397	22.4	22,610	11.1
60% to 70%	97,368	43.3	102,857	50.4
70% to 80%	16,091	7.2	6,642	3.3
80% to 90%	—	—	5,375	2.6
Greater than 90%	—	—	—	—
Gross balance	224,723	100.0	203,855	100.0

Allowance for possible losses	(675)	(0.3)	(675)	(0.3)

Totals	$224,048	99.7	$203,180	99.7

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

The following table represents the mortgage loan allowance for the periods shown.

	September 30, 2019	December 31, 2018
	(In thousands)

Balance, beginning of period	$675	650
Provision	—	25
Releases	—	—

Balance, end of period	$675	675

The Company's direct investments in real estate are not a significant portion of its total investment portfolio and totaled approximately $34.7 million and $35.7 million at September 30, 2019 and December 31, 2018, respectively. Included in the amount at September 30, 2019 is a surface parking property owned by Ozark National which it leases. The value of this real estate investment was appraised at $4.3 million at January 31, 2019 as part of the purchase accounting done as of that date. The Company recognized operating income on real estate properties of approximately $2.1 million and $1.7 million for the first nine months of 2019 and 2018, respectively.

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

The following tables set forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of the date indicated:

	September 30, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale	$3,409,466	—	3,409,466	—
Equity securities	19,462	19,462	—	—
Derivatives, index options	106,364	—	—	106,364

Total assets	$3,535,292	19,462	3,409,466	106,364

Policyholder account balances (a)	$110,272	—	—	110,272
Other liabilities (b)	13,418	—	—	13,418

Total liabilities	$123,690	—	—	123,690

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the three and nine months ended September 30, 2019, the Company made no transfers into or out of Levels 1, 2 or 3.

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

The following tables present, by pricing source and fair value hierarchy level, the Company’s assets that are measured at fair value on a recurring basis:

	September 30, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale:
Priced by third-party vendors	$3,409,466	—	3,409,466	—
Priced internally	—	—	—	—
Subtotal	3,409,466	—	3,409,466	—

Equity securities:
Priced by third-party vendors	19,462	19,462	—	—
Priced internally	—	—	—	—
Subtotal	19,462	19,462	—	—

Derivatives, index options:
Priced by third-party vendors	106,364	—	—	106,364
Priced internally	—	—	—	—
Subtotal	106,364	—	—	106,364

Total	$3,535,292	19,462	3,409,466	106,364

Percent of total	100.0%	0.6%	96.4%	3.0%

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

	Three Months Ended September 30, 2019
	Debt Securities, Available for Sale	Equity Securities	Derivatives, Index Options	Total Assets	Other Liabilities
	(In thousands)

Balance at July 1, 2019	$—	—	89,900	89,900	112,500
Total realized and unrealized gains (losses):
Included in net income	—	—	3,296	3,296	(1,978)
Purchases, sales, issuances and settlements, net:
Purchases	—	—	19,872	19,872	19,872
Sales	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	—	—	(6,704)	(6,704)	(6,704)
Transfers into (out of) Level 3	—	—	—	—	—

Balance at end of period	$—	—	106,364	106,364	123,690

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period:
Net investment income	$—	—	(2,020)	(2,020)	—
Benefits and expenses	—	—	—	—	(464)

Total	$—	—	(2,020)	(2,020)	(464)

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended September 30, 2018
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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended September 30, 2019
	Debt Securities, Available for Sale	Equity Securities	Derivatives, Index Options	Total Assets	Other Liabilities
	(In thousands)

Beginning balance, January 1, 2019	$—	—	14,684	14,684	56,704
Total realized and unrealized gains (losses):
Included in net income	—	—	63,127	63,127	37,255
Purchases, sales, issuances and settlements, net:
Purchases	—	—	56,494	56,494	56,494
Sales	—	—	—	—	—
Issuances	—	—	—	—	3,700
Settlements	—	—	(27,941)	(27,941)	(30,463)
Transfers into (out of) Level 3	—	—	—	—	—

Balance at end of period	$—	—	106,364	106,364	123,690

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period:
Net investment income	$—	—	42,794	42,794	—
Other operating expenses	—	—	—	—	43,111

Total	$—	—	42,794	42,794	43,111

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the valuation method for financial assets and liabilities categorized as level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

	September 30, 2019
	Fair Value	Valuation Technique	Unobservable Input
	(In thousands)

Derivatives, index options	$106,364	Broker prices	Implied volatility
			Inputs from broker proprietary models

Total assets	$106,364

Policyholder account balances	$110,272	Deterministic cash flow model	Projected option cost
Other liabilities, share-based compensation	9,453	Black-Scholes model	Expected term, Forfeiture assumptions
Other liabilities, contingent consideration on businesses acquired	3,965	Probabilistic Method	Projected renewal premium

Total liabilities	$123,690

	December 31, 2018
	Fair Value	Valuation Technique	Unobservable Input
	(In thousands)

Derivatives, index options	$14,684	Broker prices	Implied volatility
			Inputs from broker proprietary models

Total assets	$14,684

Policyholder account balances	$44,781	Deterministic cash flow model	Projected option cost
Other liabilities	11,923	Black-Scholes model	Expected term
			Forfeiture assumptions

Total liabilities	$56,704

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The carrying amounts and fair values of the Company's financial instruments are as follows:

	September 30, 2019
			Fair Value Hierarchy Level
	Carrying Values	Fair Values	Level 1	Level 2	Level 3
	(In thousands)
ASSETS
Debt securities held to maturity	$7,224,459	7,537,665	—	7,536,101	1,564
Debt securities available for sale	3,409,466	3,409,466	—	3,409,466	—

Cash and cash equivalents	171,509	171,509	171,509	—	—
Mortgage loans	224,048	227,159	—	—	227,159
Policy loans	80,272	127,874	—	—	127,874
Other loans	13,864	14,028	—	—	14,028
Derivatives, index options	106,364	106,364	—	—	106,364
Equity securities	19,462	19,462	19,462	—	—
Life interest in Libbie Shearn Moody Trust	8,692	12,775	—	—	12,775

LIABILITIES
Deferred annuity contracts	$7,087,363	5,827,205	—	—	5,827,205
Immediate annuity and supplemental contracts	405,516	432,789	—	—	432,789
Contingent consideration on businesses acquired	3,965	3,965	—	—	3,965

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

The tables below present the fair value of derivative instruments as of September 30, 2019 and December 31, 2018, respectively.

	September 30, 2019
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments

Equity index options	Derivatives, Index Options	$106,364

Fixed-index products			Universal Life and Annuity Contracts	$110,272

Total		$106,364		$110,272

	December 31, 2018
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments

Equity index options	Derivatives, Index Options	$14,684

Fixed-index products			Universal Life and Annuity Contracts	$44,781

Total		$14,684		$44,781

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents the effect of derivative instruments in the Condensed Consolidated Statements of Earnings for the three months ended September 30, 2019 and 2018.

		September 30, 2019	September 30, 2018
Derivatives Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized In Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		(In thousands)

Equity index options	Net investment income	$3,296	69,683

Fixed-index products	Universal life and annuity contract interest	3,533	(63,602)

		$6,829	6,081

The table below presents the effect of derivative instruments in the Condensed Consolidated Statements of Earnings for the nine months ended September 30, 2019 and 2018.

		September 30, 2019	September 30, 2018
Derivatives Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized In Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		(In thousands)

Equity index options	Net investment income	$63,127	35,581

Fixed-index products	Universal life and annuity contract interest	(36,937)	(30,074)

		$26,190	5,507

(12) BUSINESS COMBINATIONS

Effective January 31, 2019, the Company acquired Ozark National Life Insurance Company (“Ozark National”) and N.I.S. Financial Services, Inc. (“NIS”) following the receipt of regulatory approvals. NWLGI and National Western paid cash in an aggregate amount of approximately $205.4 million in exchange for all of the outstanding stock of Ozark National (wholly owned by National Western) and NIS (wholly owned by NWLGI). In addition to the cash price paid, National Western has a contingent liability for an "earn-out payment" based upon the persistency of Ozark National's in force business that was acquired achieving thresholds as specified in the Stock Purchase Agreement ("Agreement"). The earn-out payment from the Company to the seller per the Agreement has a maximum limit of $5.0 million. Using a probabilistic method for valuing contingent consideration, the Company at January 31, 2019 recorded a liability of $3.7 million representing the estimated fair value of the additional consideration estimated to be paid as part of the acquisition. The contingent consideration was subsequently reported at its fair value of $4.0 million as of September 30, 2019, with the changes in fair value during the three and eights months ended September 30, 2019 recorded through general expenses.

In addition to the purchase price, the Company incurred $3.3 million of acquisition-related costs in 2019, and an additional $1.0 million in acquisition-related costs during the year ended December 31, 2018. In accordance with GAAP, these costs are included in other operating expenses in the Condensed Consolidated Statements of Earnings and are not considered a part of the purchase price.

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

Value of Business Acquired ("VOBA")

VOBA is a purchase accounting convention for life insurance companies in business combinations based upon an actuarial determination of the difference between the fair value of policyholder liabilities acquired and the same policyholder liabilities measured in accordance with the acquiring company's accounting policies. The difference, referred to as VOBA, is an intangible asset subject to periodic amortization. As of the January 31, 2019 acquisition date, the VOBA balance recorded was $145.8 million. Based upon the remaining unamortized balance as of September 30, 2019, the expected amortization for the next five years is as follows:

Expected Amortization
(In thousands)

Remainder of 2019	$1,961
2020	$7,446
2021	$7,068
2022	$6,739
2023	$6,445

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Financial Information

Subsequent to the acquisition date of January 31, 2019, Ozark National and NIS total revenues of $77.1 million and net earnings of $11.7 million have been included in Condensed Consolidated Statements of Earnings for the eight months ended September 30, 2019. These results for segment reporting purposes have been combined in the Acquired Businesses segment.

The following unaudited comparative pro forma total revenues and net earnings represent Condensed Consolidated Results of Operations for the Company which assume amounts estimated had the acquisition of Ozark National and NIS by the Company been effective January 1, 2018.

	Three Months Ended September 30,		Nine Months Ended September 30
	2019	2018	2019	2018
	(In thousands)

Total revenues	$173,166	254,174	593,402	595,964

Net earnings	$19,989	39,986	95,341	107,726

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

Management's discussion and analysis of the financial condition and results of operations (“MD&A”) of National Western Life Group, Inc. ("NWLGI") for the three and nine months ended September 30, 2019 follows. Where appropriate, discussion specific to the insurance operations of National Western Life Insurance Company is denoted by "National Western" or "NWLIC". This discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related notes beginning on page 3 of this report and with the 2018 Annual Report filed on Form 10-K with the SEC.

Effective January 31, 2019, the Company completed its previously announced acquisition of Ozark National Life Insurance Company ("Ozark National") and N.I.S. Financial Services, Inc. ("NIS") following the receipt of regulatory approvals. NWLGI and National Western paid cash in an aggregate amount of approximately $205.4 million in exchange for all of the outstanding stock of Ozark National (wholly owned by National Western) and NIS (wholly owned by NWLGI). The results of Ozark National and NIS for the eight-month period ended September 30, 2019 are included in the Company's Condensed Consolidated Financial Statements as of and for the nine months ended September 30, 2019 and reference to each is made in this MD&A where appropriate.

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

The Company monitors these factors continually as key business indicators. The discussion that follows in this Item 2 includes these indicators and presents information useful to an overall understanding of the Company's business performance for the three and nine months ended September 30, 2019, incorporating required disclosures in accordance with the rules and regulations of the Securities and Exchange Commission.

Insurance Operations - Domestic

National Western is currently licensed to do business in all states, except New York, and the District of Columbia. Products marketed are annuities, universal life insurance, fixed-index universal life, and traditional life insurance, which include both term and whole life products. The Company's domestic sales have historically been more heavily weighted toward the Company's annuity products, which include single and flexible premium deferred annuities, single premium immediate annuities, and fixed-index annuities. Most of these annuities can be sold either as tax qualified or non-qualified products. More recently, however, a greater proportion of sales activity has been derived from single premium life insurance products, predominantly those with an equity-index crediting mechanism. Presently, 83% of National Western's domestic life premium sales come from single premium life products. At September 30, 2019, National Western maintained approximately 121,300 annuity contracts in force and 48,200 domestic life insurance policies in force representing in excess of $3.3 billion in face amount of coverage.

National Western markets and distributes its domestic products primarily through independent national marketing organizations ("NMOs"). These NMOs assist the Company in recruiting, contracting, and managing independent agents. National Western's agents are independent contractors who are compensated on a commission basis. It currently has approximately 25,200 domestic independent agents contracted.

Effective January 31, 2019, domestic insurance operations include the activities of Ozark National. Ozark National is a Missouri domiciled, stock life insurance company currently licensed to conduct business in thirty states. Organized and incorporated in 1964, its largest markets by state are Missouri, Iowa, Minnesota, Nebraska, and Kansas. Ozark National utilizes a unique distribution system to market its flagship Balanced Program which consists of a coordinated sale of a non-participating whole life insurance product with a mutual fund investment product offered through its affiliated broker-dealer, NIS. At September 30, 2019, Ozark National maintained approximately 184,000 life insurance policies in force representing nearly $6.3 billion in face amount of coverage.

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

Issuing universal life and traditional life insurance policies to residents of countries in these different regions had provided diversification helping to minimize large fluctuations that could arise due to various economic, political, and competitive pressures occurring from one country to another. These policies also provided diversification of earnings relative to the Company's domestic life insurance segment. The Company's decision to cease accepting applications from residents of the remaining foreign countries was primarily due to the reduced sales activity associated with this segment, the incremental expenses associated with underwriting products in this line of business, and the lower anticipated incremental contribution to profits from new sales. The Company will continue to service and maintain the block of international policies in force. At September 30, 2019, National Western had approximately 52,000 international life insurance policies in force representing approximately $14.1 billion in face amount of coverage.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)

Domestic:
Equity-index life	$7,392	5,614	18,212	18,580
Traditional life	1,189	118	3,840	354
Universal life	—	12	85	41

	8,581	5,744	22,137	18,975
International:
Equity-index life	—	522	—	4,603
Traditional life	—	196	—	1,082
Universal life	—	18		600

	—	736	—	6,285

Totals	$8,581	6,480	22,137	25,260

Life insurance sales, as measured by annualized first year premiums, increased 32% in the third quarter of 2019 as compared to the third quarter of 2018. Although the Company decided to cease accepting applications for new international life insurance policies from international residents during the second quarter of 2018, it continued to issue policies through the third quarter of 2018 for the applications that had been received but not yet processed. Within these amounts, the domestic life insurance line of business sales increased 49% from the comparable results of the third quarter of 2018. In the three months ended September 30, 2019, domestic life insurance sales included $1.2 million from Ozark National representing their traditional life sales activity.

For the nine months ended September 30, 2019, total life insurance sales declined 12% from 2018 levels again reflecting the decision to cease accepting applications for new international life insurance policies. During the nine month period, domestic life insurance sales increased 17% in 2019 which included $3.7 million of traditional life insurance sales from Ozark National subsequent to their acquisition effective January 31, 2019.

National Western's domestic operations life insurance product portfolio includes single premium universal life ("SPUL") and equity-index universal life ("EIUL") products as well as hybrids of the EIUL and SPUL products, combining features of these core products. Equity-index universal life products continue to be the predominant product sold in the domestic life market. Most of these sales are single premium mode products (one year, five year, or ten year) designed for transferring accumulated wealth tax efficiently into life insurance policies with limited underwriting due to lesser net insurance amounts at risk (face amount of the insurance policy less cash premium contributed). These products were designed and implemented years ago targeting the accumulated savings of the segment of the population entering their retirement years. The wealth transfer life products have been valuable offerings for the Company's distributors as evidenced by their comprising 82% of total domestic life sales in the first nine months of 2019.

The Company's international life business in the first nine months of 2018 consisted of applications submitted by independent contractors of Latin America. These sales came principally from residents of Colombia, Ecuador, Peru, and Chile. As noted previously, the Company ceased accepting new applications for international products from all remaining residents outside the U.S. effective May 11, 2018. The Company had previously ceased accepting applications for its international products from residents in the Pacific Rim, Central America, and Brazil in 2015; from residents in Eastern Europe in 2017; and from residents of Venezuela in the first quarter of 2018. The progressive disengagements were the result of increasing costs associated with this business and reduced profitability due to higher than anticipated mortality experience, lower than expected persistency of policies, and the additional cost structure imposed.

The average new policy face amounts since 2013 are as shown in the following table.

	Average New Policy Face Amount
	NWLIC Domestic	Ozark National	NWLIC International

Year ended December 31, 2013	286,000	—	384,000
Year ended December 31, 2014	286,600	—	382,600
Year ended December 31, 2015	274,500	—	342,500
Year ended December 31, 2016	308,700	—	336,500
Year ended December 31, 2017	317,200	—	306,300
Year ended December 31, 2018	338,400	—	297,100
Nine months ended September 30, 2019	379,300	45,200	—

Contracts issued to international residents historically had larger face amounts of life insurance coverage per policy compared to those issued to domestic policyholders. The Company's efforts were directed toward accepting applications from upper socio-economic residents of international countries. The insurance coverage per international life policy witnessed a steady growth until 2015 when National Western ceased accepting applications from residents of several countries. During the same time period, National Western's average face amount of insurance coverage per policy for domestic contracts exhibited an upward trend reflecting the shift in sales toward single premium life products, primarily fixed-index, as part of its wealth transfer strategy for domestic life sales.

The table below sets forth information regarding domestic life insurance in force for each date presented.

	Insurance In Force as of
	September 30,	December 31,
	2019	2018
	($ in thousands)

National Western

Universal life:
Number of policies	34,570	36,970
Face amounts	$4,887,840	5,234,160

Traditional life:
Number of policies	28,950	30,490
Face amounts	$2,736,820	2,975,030

Fixed-index life:
Number of policies	36,640	38,090
Face amounts	$9,807,690	10,386,020

Total life insurance:
Number of policies	100,160	105,550
Face amounts	$17,432,350	18,595,210

Ozark National

Total life insurance (all traditional):
Number of policies	184,050	—
Face amounts	$6,284,670	—

At September 30, 2019, National Western’s face amount of life insurance in force was comprised of $14.1 billion from the international line of business and $3.3 billion from the domestic line of business. At December 31, 2018, these amounts were $15.4 billion and $3.2 billion for the international and domestic lines of business, respectively.

Annuities

The following table sets forth information regarding the Company's annuity sales activity as measured by single and annualized first year premiums. Similar to life insurance sales, these figures are considered a non-GAAP financial measure but are shown in accordance with industry practice and depict National Western's sales productivity.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)

Fixed-index annuities	$55,865	83,234	171,483	290,583
Other deferred annuities	3,898	3,305	11,747	10,770
Immediate annuities	140	378	1,873	1,767

Totals	$59,903	86,917	185,103	303,120

The Company's mix of annuity sales has historically shifted with interest rate levels and the relative performance of the equity market. With the decline in interest rates subsequent to the subprime crisis, sales of fixed-index products have become proportionately greater, generally accounting for 90% or more of all annuity sales the past several years. During the first nine months of 2019, this percentage approached 93% reflecting the ongoing bull market run in equities since bottoming out in 2009. For all fixed-index products, the Company purchases over the counter call options to hedge the equity return feature. The options are purchased relative to the issuance of the annuity contracts in such a manner to minimize timing risk. Generally, the index return during the indexing period (if the underlying index increases) becomes a component in a formula (set forth in the annuity), the result of which is credited as interest to contract holders electing the index formula crediting method at the beginning of the indexing period. The formula result can never be less than zero with these products. The Company does not deliberately mismatch or under hedge for the equity feature of the products. Fixed-index products also provide the contract holder the alternative to elect a fixed interest rate crediting option.

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

As a result of the foregoing, the Company has undertaken an initiative to rebuild sales momentum in its annuity sales. In 2019, it has added to its marketing staff individuals with extensive experience and expertise in annuity production in the life insurance industry and has begun building products targeting new channels of distribution in addition to its current partnerships with national marketing organizations.

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

The following table sets forth information regarding annuities in force for each date presented.

	Annuities In Force as of
	September 30,	December 31,
	2019	2018
	($ in thousands)

Fixed-index annuities
Number of policies	71,320	73,740
GAAP annuity reserves	$5,518,307	5,771,216

Other deferred annuities
Number of policies	37,280	39,960
GAAP annuity reserves	$1,448,497	1,584,660

Immediate annuities
Number of policies	12,750	13,210
GAAP annuity reserves	$352,749	352,418

Total annuities
Number of policies	121,350	126,910
GAAP annuity reserves	$7,319,553	7,708,294

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

The U.S. life insurance sector continues to be faced with an interest rate, economic, and regulatory environment making strategic long-term planning decisions more challenging and vulnerable to inaccurate assessments. In an environment such as this, the need for a strong capital position that can cushion against unexpected bumps is critical for stability and ongoing business activity. The Company's operating strategy continues to be focused on maintaining capital levels substantially above regulatory and rating agency requirements. Our business model is predicated upon steady growth in invested assets while managing the block of business within profitability objectives. A key premise of our financial management is maintaining a high quality investment portfolio, well matched in terms of duration with policyholder obligations, that continues to outperform the industry with respect to adverse impairment experience. This discipline enables the Company to sustain resources more than adequate to fund future growth and absorb abnormal periods of cash outflows.

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

Consolidated Operations

Premiums and other revenues.  The following details Company revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)

Universal life and annuity contract charges	$37,840	38,287	112,703	116,753
Traditional life premiums	24,099	4,209	65,492	13,282
Net investment income (excluding derivatives)	105,160	105,870	325,084	322,519
Other revenues	3,273	5,111	13,652	15,396

Operating revenues	170,372	153,477	516,931	467,950
Derivative gain (loss)	3,296	69,683	63,127	35,581
Net realized investment gains (losses)	(502)	2,275	3,702	5,582

Total revenues	$173,166	225,435	583,760	509,113

Universal life and annuity contract charges - Revenues for universal life and annuity contracts were lower for the first nine months in 2019 compared to 2018 with the component sources shown below. Revenues for universal life and annuity products consist of policy charges for the cost of insurance, administration charges, surrender charges assessed against policyholder account balances, and amortization of deferred premium loads less reinsurance premiums, as shown in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)

Contract Revenues:
Cost of insurance and administrative charges	$31,788	32,516	94,119	97,041
Surrender charges	8,633	9,291	25,608	28,429
Other charges	1,831	786	6,268	4,226
Gross contract revenues	42,252	42,593	125,995	129,696

Reinsurance premiums	(4,412)	(4,306)	(13,292)	(12,943)

Net contract revenues	$37,840	38,287	112,703	116,753

Cost of insurance charges typically trend with the size of the universal life insurance block in force and the amount of new business issued during the period. Universal life insurance in force declined during the nine months ended September 30, 2019 from approximately $15.6 billion at December 31, 2018 to $14.8 billion at September 30, 2019. For the three months ended September 30, 2019, cost of insurance charges decreased to $25.4 million from $26.4 million at September 30, 2018, and for the nine months ended September 30, 2019 cost of insurance charges decreased to $76.7 million from $79.7 million at September 30, 2018. Administrative charges pertaining to new business issued increased slightly to $6.4 million for the three months ended September 30, 2019 from $6.1 million for the same period in 2018, and to $17.4 million for the nine months ended September 30, 2019 versus $17.3 million for the same period in 2018.

Surrender charges assessed against policyholder account balances upon withdrawal decreased in the first nine months of 2019 versus the comparable prior year period. While the Company earns surrender charge income that is assessed upon policy terminations, the Company's overall profitability is enhanced when policies remain in force and additional contract revenues are realized and the Company continues to make an interest rate spread equivalent to the difference it earns on its investments and the amount that it credits to policyholders. In the first nine months of 2019, lapse rates on annuity and international life insurance policies were slightly higher than the prior year while lapse rates for domestic life insurance policies decreased somewhat. Surrender charge income recognized is also dependent upon the duration of policies at the time of surrender (i.e. later duration policy surrenders having a lower surrender charge assessed and earlier duration surrenders having a higher surrender charge).

Other charges include the amortization into income of the premium load on single premium life insurance products which is deferred at the inception of the policy. As these products have become a substantial portion of domestic life insurance sales over the past several years, the amortization of accumulated deferrals has surpassed current period premium loads deferred. As part of the Company's annual unlocking analysis performed in the third calendar quarter, a prospective unlocking of the unearned revenue reserve was done in both 2019 and 2018 which increased other charge revenue $0.5 million in the three and nine months ended September 30, 2019 while decreasing other charge revenue $(0.4) million in the three and nine months ended September 30, 2018. Refer to the Amortization of Deferred Policy Acquisition Costs and Value of Business Acquired later in this section for further discussion of the Company's unlocking process.

Traditional life premiums - Traditional life premiums include the activity of Ozark National for the three and eight months ended September 30, 2019. Ozark National's principal product is a non-participating whole life insurance policy with premiums remitted primarily on a monthly basis. The product is sold in tandem with a mutual fund investment product offered through its broker-dealer affiliate, NIS. Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period. The Company's life insurance sales focus has historically been primarily centered around universal life products. The addition of Ozark National's business of repetitive paying permanent life insurance adds an important complement to National Western's life insurance sales. Included in the amount for the quarter and nine months ended September 30, 2019 is $20.4 million and $51.9 million, respectively, of life insurance renewal premium from Ozark National. Universal life products, especially National Western's equity indexed universal life products which offer the opportunity for consumers to acquire life insurance protection and receive credited interest linked in part to an outside market index, have been the more popular product offerings in the Company's markets.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)

Gross investment income:
Debt and equities	$99,204	100,036	304,755	301,867
Mortgage loans	2,922	3,661	9,097	9,606
Policy loans	883	824	2,590	2,384
Short-term investments	845	676	2,054	1,498
Other invested assets	1,897	1,023	8,479	8,226

Total investment income	105,751	106,220	326,975	323,581
Less: investment expenses	591	350	1,891	1,062

Net investment income (excluding derivatives)	105,160	105,870	325,084	322,519
Derivative gain (loss)	3,296	69,683	63,127	35,581

Net investment income	$108,456	175,553	388,211	358,100

For the nine months ended September 30, 2019, debt and equity securities generated approximately 94% of total net investment income, excluding derivative gain (loss). The Company's strategy is to invest substantially all of its cash flows in fixed debt securities consistent with its guidelines for credit quality, duration, and diversification. The higher level of investment income from debt and equity securities through the third quarter of 2019 versus 2018, reflects the addition of Ozark National which added$16.0 million to the total amount. National Western's debt and equity securities investment income continues to experience higher yielding debt securities maturing or being called by borrowers and being replaced with lower yielding securities in the current interest rate environment. With the acquisition of Ozark National and NIS in the first quarter of 2019, a substantial portion of National Western's investable cash resources was applied toward the purchase of the two companies and then subsequently to pay back line of credit borrowings made to fund a part of the acquisition price. Investment yields on a greatly reduced level of new bond purchases during the first nine months of 2019 approximated 4.24%. National Western's weighted average portfolio yield was 3.82% at September 30, 2019. Ozark National's weighted average portfolio yield at September 30, 2019 was 3.59%.

Effective January 1, 2018, new accounting guidance required that changes in fair values of equity securities be included in the Consolidated Statements of Earnings. For the quarter and nine months ended September 30, 2019, unrealized gains of $0.2 million and $2.2 million, respectively, are included in net investment income (in the Debt and equities line item in the above table) reflecting the change in fair value during each period. The corresponding amounts for the three and nine months ended September 30, 2018 were unrealized gains of $0.3 million and $0.1 million, respectively. The carrying value of the Company's portfolio of equity securities was $19.5 million at September 30, 2019.

Mortgage loan investment income for the nine months ended September 30, 2019 decreased versus the comparable period in 2018 reflecting higher yielding loans paying off early and the resultant prepayment fees received in the prior year. The portfolio balance decreased from $208.2 million at December 31, 2017 to $203.2 million at December 31, 2018 as aggressive interest rates offered by competitors served to hold down new loan originations. The mortgage loan portfolio balance increased to $224.0 million at September 30, 2019 reflecting the Company's loan origination efforts in a competitive lending environment. During the nine months ended September 30, 2019 the Company originated new mortgage loans in the amount of $47.7 million compared to $24.8 million in the comparable period of 2018.

In order to evaluate underlying profitability and results from ongoing operations, net investment income performance is analyzed excluding derivative gain (loss), which is a common practice in the insurance industry.  Net investment income and average invested assets shown below includes cash and cash equivalents. Net investment income performance is summarized as follows:

	Nine Months Ended September 30,
	2019	2018
	(In thousands)

Excluding derivatives:
Net investment income	$325,084	322,519
Average invested assets, at amortized cost	$10,902,847	10,769,351
Annual yield on average invested assets	3.98%	3.99%

Including derivatives:
Net investment income	$388,211	358,100
Average invested assets, at amortized cost	$10,963,371	10,934,935
Annual yield on average invested assets	4.72%	4.37%

The yield on average invested assets during the first nine months of 2019, excluding derivatives, remained level with that of 2018 as yields obtained on new fixed maturity debt securities investments during the first nine months of 2019 and the remainder of 2018 were consistent during this time frame. During 2018, the average yield on bond purchases to fund insurance operations was 4.20% representing a 1.29% spread over treasury rates. National Western insurance operation bond purchases through the third quarter of 2019 had a slightly higher average yield of 4.24% as larger spreads of 1.87% over treasury rates were obtained during this period reflecting purchases of longer duration securities to match with the duration of life insurance policy obligations. While treasury rates decreased in the first nine months of 2019, the Company was able to make selective purchases of higher yielding securities as a sizable portion of the investable cash flow during the first quarter was applied toward the repayment of the outstanding borrowings under National Western's line of credit facility.

Bond yield rates on new purchases for National Western during 2018 and the first nine months of 2019 exceeded the weighted average bond portfolio rate which was 3.97% at December 31, 2017, 3.90% at December 31, 2018, and 3.82% at September 30, 2019. The decreasing trend in the bond portfolio rate in spite of increased yields obtained on new purchases reflects higher yielding securities maturing or being called. The weighted average quality of new purchases during the first nine months of 2019 was "BBB" which was slightly lower than the "BBB+" average quality of new investments in 2018, 2017, and 2016. The composite duration of purchases during the first nine months was slightly longer than that of purchases made in previous years as the Company purchased a higher proportion of investments for its life insurance line of business which has a longer liability duration than that of the annuity line of business. The Company's general investment strategy is to purchase debt securities with maturity dates approximating ten years in the future. Accordingly, an appropriate measure for benchmarking the direction of interest rate levels for the Company's debt security purchases is the ten year treasury bond rate. After ending 2018 at a rate of 2.69%, the daily closing yield of the ten year treasury bond ranged from a low of 1.46% to a high of roughly 2.79% during the first nine months of 2019, and ended the third calendar quarter at 1.67%.

The pattern in average invested asset yield, including derivatives, incorporates increases and decreases in the fair value of index options purchased by the Company to support its fixed-index products. Fair values of the purchased call options increased during the first nine months of 2019 and 2018, corresponding to the movement in the S&P 500 Index during these periods (the primary index the Company's fixed-index products employ). Refer to the derivatives discussion below for a more detailed explanation of these instruments.

Other revenues - Other revenues primarily pertain to the Company's two nursing home operations in Reno, Nevada and San Marcos, Texas; the operations of Braker P III ("BP III"), a subsidiary created at the end of 2016 to own and manage a commercial office building BP III acquired; and NIS, the broker-dealer affiliate of Ozark National acquired effective January 31, 2019.

Revenues associated with the nursing operations were $4.3 million and $13.0 million for the nine months ended September 30, 2019 and 2018, respectively. As previously reported, the Company closed on the sale of its Reno nursing home operations effective February 1, 2019 and on the sale of its San Marcos nursing home operations effective May 1, 2019. Revenues in the first nine months of 2019 include Reno operating revenues for the month of January and net gains from the sale of personal property and equipment of $1.4 million, and San Marcos operating revenues for the period January through April.

Revenues associated with BP III were $3.0 million and $2.3 million in the first nine months of 2019 and 2018, respectively. The increased revenues in 2019 reflect tenant leases that were subsequently entered into. NIS revenues of $5.9 million pertain to operations for the months of February through September of 2019.

Derivative gain (loss) - Index options are derivative financial instruments used to hedge the equity return component of the Company's fixed-index products. Derivative gain or loss includes the amounts realized from the sale or expiration of the options. Since the index options do not meet the requirements for hedge accounting under GAAP, they are marked to fair value on each reporting date and the resulting unrealized gain or loss is also reflected as a component of net investment income. As the Company attempts to purchase options hedging the notional amount of policyholder contract obligations as close as possible, the amount of option returns tends to correlate closely with indexed interest credited.

Gains and losses from index options are substantially due to changes in equity market conditions. Index options are intended to act as hedges to match the returns on the product's underlying reference index and the rise or decline in the index relative to the index level at the time of the option purchase which causes option values to likewise rise or decline. As income from index options fluctuates with the underlying index, the contract interest expense to policyholder accounts for the Company's fixed-index products also fluctuates in a similar manner and direction. For the three and nine months ended September 30, 2019 and 2018, the Company recorded realized and unrealized gains/(losses) from index options as shown below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)

Derivatives:
Unrealized gain (loss)	$15,619	35,249	98,490	(66,373)
Realized gain (loss)	(12,323)	34,434	(35,363)	101,954

Total gain (loss) included in net investment income	$3,296	69,683	63,127	35,581

Total contract interest	$59,445	124,144	200,500	183,316

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

The financial statement investment spread, the difference between investment income and interest credited to contractholders, is subject to variations from option performance during any given period. For example, many of the company's equity-index annuity products provide for the collection of asset management fees. These asset management fees are assessed when returns on expiring options are positive, and they are collected prior to passing any additional returns above the assessed management fees to the policy contractholders. During periods of positive returns, the collected asset management fees serve to increase the financial statement spread by increasing option realized gains reported as investment income in an amount greater than interest credited to policy contractholders which is reported as contract interest expense. Asset management fees collected in the first nine months of 2019 and 2018 were approximately $8.1 million and $18.9 million, respectively. For the three months ended September 30, 2019 and 2018, asset management fees collected were $0.5 million and $5.6 million, respectively.

Net realized investment gains (losses) - Realized gains (losses) on investments include proceeds from bond calls, sales and impairment write-downs as well as gains and losses on the sale of real estate property. The net gains reported for the nine months ended September 30, 2019 consisted of gross gains of $13.7 million offset by gross losses of $10.0 million. Included in gross gains is $5.7 million from the sale of land and building associated with the nursing home in Reno, Nevada sold effective January 31, 2019, and a $3.2 million gain during the second quarter of 2019 pertaining to the sale of the Company's former home office facility. Included in gross losses is a loss on the sale of the building pertaining to the San Marcos, Texas nursing home which was sold effective May 1, 2019, and other-than-temporary impairments on a single debt security credit in the amount $7.8 million which the Company recorded during the second and third quarters of 2019. The net gains reported for the nine months ended September 30, 2018 consisted of gross gains of $5.6 million offset by gross losses of $0.0 million.

The Company records impairment write-downs when a decline in value is considered to be other-than-temporary and full recovery of the investment is not expected. Impairments due to credit factors are recorded in the Company's Condensed Consolidated Statements of Earnings while non-credit (liquidity) impairment losses are included in Condensed Consolidated Statements of Comprehensive Income (Loss). Impairment or valuation write-downs recorded in the Company's Condensed Consolidated Statements of Earnings for the three and nine months ended September 30, 2019 and 2018 were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)

Impairment or valuation write-downs:
Bonds	$1,945	—	7,847	—
Equities	—	—	—	—
Mortgage loans	—	—	—	—
Real estate	—	—	—	—

Total	$1,945	—	7,847	—
The Company previously recorded an impairment of $2.2 million at March 31, 2019 on the real estate property associated with its nursing home operations in San Marcos, Texas based upon a pending agreement to sell the operations. Closing of the sale occurred May 1, 2019, and resulted in a realized loss of $2.0 million.

Benefits and Expenses.  The following table details benefits and expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)

Life and other policy benefits	$39,918	5,744	101,764	44,607
Amortization of deferred policy acquisition costs and value of business acquired	22,998	26,775	86,573	90,073
Universal life and annuity contract interest	59,445	124,145	200,500	183,316
Other operating expenses	25,813	24,037	77,196	72,467

Totals	$148,174	180,701	466,033	390,463

Life and other policy benefits - Death claim benefits, the largest component of policy benefits, were $50.3 million in the first nine months of 2019 compared to $33.4 million for the first nine months of 2018. Of the amount included in the nine months ended September 30, 2019, $27.7 million was associated with National Western business and $22.6 million pertained to Ozark National. Death claim amounts are generally subject to variation from period to period. For the first nine months of 2019, the number of National Western life insurance claims decreased 9% from the comparable period in 2018 while the average dollar amount per net claim remained level at approximately $50,000. The average net claim for Ozark National during the 2019 period was $16,100. National Western's overall mortality experience has generally been consistent with or better than its product pricing assumptions. Mortality exposure is managed through reinsurance treaties under which the retained maximum net amount at risk on any one life is capped at $500,000. Ozark National's retained maximum net amount at risk is capped at $200,000 under its reinsurance treaties with limited exceptions related to the conversion of child protection and guaranteed insurability riders.

Life and other policy benefits also includes policy liabilities held associated with the Company's traditional life products, including riders such as the guaranteed minimum withdrawal benefit rider ("WBR"), a popular rider to National Western's equity-indexed annuity products. The increase associated with these policy liabilities, excluding unlocking adjustments, was $7.5 million and $5.5 million in the quarters ended September 30, 2019 and 2018, respectively, and $17.0 million and $17.5 million, respectively, for the nine months then ended. As part of the Company's annual unlocking of assumptions analysis performed each year in the calendar third quarter, the utilization of the WBR benefit was unlocked in both 2019 and 2018. As a result of this prospective unlocking, WBR benefit expense in the three and nine month periods ended September 30, 2019 was increased by $0.7 million, while in the three and nine months ended September 30 2018, WBR benefit expense was decreased by $15.7 million. The larger adjustment in 2018 reflects an adjustment made to the utilization of the WBR benefit to more align it with actual experience from a conservative assumption used previously.

Life and other policy benefits in the quarter and nine months ended September 30, 2019 includes changes in traditional life reserves and miscellaneous benefit payments associated with Ozark National's operations of $8.5 million and $21.3 million, respectively, reflecting normal business conditions.

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

The following table identifies the effects of unlocking adjustments on DPAC balances recorded through amortization expense separate from recurring amortization expense components for the three and nine months ended September 30, 2019 and 2018.

Amortization of DPAC	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)

Unlocking adjustments	$(8,643)	(950)	(8,643)	(950)
Other amortization components	29,680	27,725	89,348	91,023

Totals	$21,037	26,775	80,705	90,073

The amount for the nine months ended September 30, 2019 was comprised of amortization by National Western of $80.2 million and by Ozark National of $0.5 million. Ozark National's deferred policy acquisition cost balance was initiated February 1, 2019 following its acquisition by National Western.

During the quarter ended September 30, 2019, the Company unlocked DPAC balances associated with its Life and Annuity segments the effect of which was to increase DPAC balances by $8.6 million (and reduce amortization expense). The Life DPAC balance was unlocked for assumptions involving mortality, lapse rates, maintenance expenses, and investment portfolio yields and related interest spreads. The Annuity DPAC balance was unlocked for assumptions concerning surrender rates, annuitization rates, the election rate of the Company's withdrawal benefit rider, and the investment portfolio yield supporting annuity contract accounts.

During the quarter ended September 30, 2018, the Company unlocked DPAC balances associated with its Life and Annuity segments the effect of which was to increase DPAC balances by $1.0 million (and reduce amortization expense). The Life DPAC balance was unlocked for assumptions involving mortality, extended death benefit reserves, and investment portfolio yields and related interest spreads. The Annuity DPAC balance was unlocked for assumptions concerning mortality, the election rate of the Company's withdrawal benefit rider, and the investment portfolio yield supporting annuity contract accounts.

The Company is required to evaluate its emergence of profits continually and management believes that the current amortization patterns of deferred policy acquisition costs are reflective of actual experience. It is the Company's intent, absent intervening events or experience, to continue to annually perform any necessary DPAC balance unlockings in the third calendar quarter of each year.

As the DPAC balance is an asset on the Company's Condensed Consolidated Balance Sheets, GAAP provides for an earned interest return on the unamortized balance each period. The earned interest serves to increase the DPAC balance and reduce other amortization component expense. The rate at which the DPAC balance earns interest is the average credited interest rate on the Company's universal life and annuity policies in force, including credited interest on equity-indexed policies. The amount of earned interest on DPAC balances for the three months ended September 30, 2019 and 2018 was $2.6 million and $7.9 million, respectively, decreasing other amortization component expense. The amount of earned interest on DPAC balances for the nine months ended September 30, 2019 and 2018 was $8.2 million and $24.1 million, respectively. The reduced interest amounts in the 2019 periods reflect lower returns on equity-index products during these time frames.

As part of the purchase accounting required with the acquisition of Ozark National effective January 31, 2019, the Company recorded an intangible asset of $145.8 million referred to as the value of business acquired ("VOBA"). VOBA represents the difference between the acquired assets and liabilities of Ozark National measured in accordance with the Company's accounting policies and the fair value of these same assets and liabilities. The VOBA balance sheet amount is amortized following a methodology similar to that used for amortizing deferred policy acquisition costs. In the quarter ended September 30, 2019, the Company's VOBA amortization was $2.0 million, and for the eight months ended September 30, 2019 the amortization amount was $5.9 million.

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

National Western's approximated average credited rates through the first nine months, excluding and including equity-indexed products, were as follows:

	September 30,		September 30,
	2019	2018	2019	2018
	(Excluding fixed-index products)		(Including fixed-index products)

Annuity	1.94%	2.10%	2.02%	1.77%
Interest sensitive life	3.37%	3.38%	6.26%	5.80%

Contract interest reported in financial statements also encompasses the performance of the index options associated with the Company's fixed-index products. As previously noted, the market value changes of these derivative features resulted in net realized and unrealized gains/(losses) of $63.1 million and $35.6 million being included in net investment income for the nine months ended September 30, 2019 and 2018, respectively. These amounts consisted of unrealized gains of $98.5 million and realized losses of $(35.4) million for the year-to-date 2019 period, and unrealized losses of $(66.4) million and realized gains of $102.0 million for the comparable 2018 time frame. In the third quarter of 2019, this figure was comprised of unrealized gains totaling $15.6 million offset by realized losses of $(12.3) million. In the third quarter of 2018, the amount was made up of unrealized gains totaling $35.3 million and realized gains of $34.4 million. These returns similarly increased/(decreased) the computed average credited rates for the periods shown above. Policyholders of equity-indexed products cannot receive an interest credit below 0% according to the policy contract terms.

Generally, the impact of the market value change of index options on asset values aligns closely with the movement of the embedded derivative liability held for the Company's fixed-index products such that the net effect upon pretax earnings is negligible (i.e. net realized and unrealized gains/(losses) included in net investment income approximate the change in contract interest associated with the corresponding embedded derivative liability change). However, other aspects of the embedded derivatives can cause deviations to occur between the change in index option asset values included in net investment income and the change in the embedded derivative liability included in contract interest. As noted in the discussion of net investment income, the collection of asset management fees in a period can cause investment income to increase marginally higher than contract interest expense since these collected fees are deducted from indexed interest credited to policyholders. During the three months ended September 30, 2019 and 2018, asset management fees collected were $0.5 million and $5.6 million, respectively, and for the nine months then ended $8.1 million and $18.9 million, respectively.

Accounting rules require the embedded derivative liability to include a projection of asset management fees estimated to be collected in the succeeding fiscal year. This projection is based upon the most recent performance of the reference equity index. The change in this projection, plus or minus, is included in contract interest for the period being reported on. Increases in projected asset management fees collected reduce contract interest expense while decreases in projected asset management fees collected increase contract interest expense. In the three month periods ended September 30, 2019 and 2018, contract interest was decreased $(6.8) million and $(7.0) million, respectively, for these projection changes. For the nine months ended September 30, 2019 and 2018, contract interest was decreased $(27.1) million and $(5.3) million, respectively.

Contract interest expense also includes reserve changes for immediate annuities, two tier annuities, excess death benefit reserves, excess annuitizations, and amortization of deferred sales inducement balances. These items are offset by policy charges assessed for policies having the withdrawal benefit rider (WBR). As changes in these items collectively impact contract interest expense, financial statement interest spread is also affected. For the three month periods ended September 30, 2019 and 2018, the changes in these items increased contract interest expense by $8.2 million and $5.7 million, respectively, while for the nine months then ended contract interest expense was increased by $25.1 million and $18.7 million, respectively. Included in the amount for the first nine months of 2019 is a reserve increase of $9.7 million for excess death benefits, compared to $4.8 million in the same period for 2018, which was higher due to a lower level of universal life death claims being incurred.

Similar to deferred policy acquisition costs, the Company defers sales inducements in the form of first year credited interest bonuses on annuity products that are directly related to the production of new business. These bonus interest charges are deferred and amortized using the same methodology and assumptions used to amortize other capitalized acquisition costs and the amortization is included in contract interest. In addition, deferred sales inducement balances are also reviewed periodically to ascertain whether actual experience has deviated significantly from that assumed (unlock) and are adjusted to reflect current policy lapse or termination rates, expense levels and credited rates on policies compared to anticipated experience (true-up). These adjustments, plus or minus, are included in contract interest expense. During the quarters ended September 30, 2019 and 2018, the Company unlocked its deferred sales inducement balance in conjunction with the Annuity DPAC balance unlocking previously discussed. The effect of these prospective unlockings was to decrease the deferred sales inducement balance in the third quarter of 2019 by $0.7 million (and increase contract interest expense) and to increase the balance in the third quarter of 2018 by $1.3 million (and decrease contract interest expense) .

As previously discussed in the amortization of deferred policy acquisition costs section, the Company unlocked its life insurance DPAC for mortality experience and its annuity DPAC for annuitization rates. These prospective unlockings impacted the excess death benefit reserves and excess annuitization reserves, respectively. The impact of these unlockings increased these reserves, and contract interest expense, by $9.6 million. Similarly, the unlocking adjustments made in the third quarter of 2018 increased these same reserves by $14.2 million and contract interest expense by a like amount.

Other operating expenses - Other operating expenses consist of general administrative expenses, licenses and fees, commissions not subject to deferral, nursing home expenses, real estate expenses, brokerage expenses, and compensation costs. These expenses for the three and nine months ended September 30, 2019 and 2018 are summarized in the table that follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)

General insurance expenses	$7,980	7,438	30,669	23,036
Nursing home expenses	32	3,966	3,272	11,866
Compensation expenses	9,307	8,062	21,299	22,036
Commission expenses	3,110	1,998	7,483	6,522
Real estate expenses	1,323	1,154	3,833	3,502
Brokerage expenses (NIS)	1,196	—	3,108	—
Taxes, licenses and fees	2,865	1,419	7,532	5,505

Totals	$25,813	24,037	77,196	72,467

In the first nine months ended September 30, 2019, general insurance expenses include a $3.3 million broker fee paid in connection with the acquisition of Ozark National and NIS which closed during the first quarter. GAAP precludes this fee from being part of the purchase price for acquiring these businesses. Also included in the 2019 periods are general insurance expenses of Ozark National in the amount of $1.2 million and $3.3 million for the three and nine months ended September 30, 2019. General insurance expenses include software amortization expense associated with National Western's proprietary policy administration system which was phased into production over the past few years as well as other acquired software. Expenses pertaining to these items were $2.9 million and $2.5 million in the third quarter of 2019 and 2018, respectively, and $9.0 million and $8.1 million in the first nine months of 2019 and 2018, respectively. This category of expenses also includes employee benefit plan expenses for the various employee health and retirement plans the Company sponsors. Related expenses for the third quarter of 2019 and 2018 were $2.1 million and $1.9 million, respectively, and for the first nine months of 2019 and 2018 were $6.0 million and $4.9 million, respectively.

Nursing home expenses reflect the operations of the Company's two nursing home operations up through their respective dates of sale. The Reno, Nevada nursing home was sold effective January 31, 2019 while the San Marcos, Texas nursing home sale closed effective May 1, 2019.

Compensation expenses include share-based compensation costs related to outstanding vested and nonvested stock options and stock appreciation rights ("SARs"), restricted stock units ("RSUs") and performance share units ("PSUs"). The related share-based compensation costs move in tandem not only with the number of awards outstanding but also with the movement in the market price of the Company's Class A common stock as a result of marking the stock options, SARs, RSUs, and PSUs to fair value under the liability method of accounting. Consequently, the related expense amount varies positive or negative in any given period. For the three-month periods shown, share-based compensation expense was $1.5 million in 2019 and $1.7 million in 2018. For the nine-month periods shown, shared-based compensation expense was $0.1 million in 2019 and $2.4 million in 2018 reflecting a larger decrease in the market price of the Company's Class A common shares during 2019. The Company's Class A common share price decreased from $300.70 at December 31, 2018 to $268.37 at September 30, 2019, compared to $331.02 at December 31, 2017 and $319.20 at September 30, 2018. No performance share awards were granted in the first nine months of 2019 and 2018. Compensation expenses in 2019 include Ozark National related expenses of $0.8 million and $1.9 million in the three and nine months ended September 30, 2019.

Real estate expenses pertain to the commercial building operated by Braker P III. The building was acquired at year-end 2016 and the Company relocated to this facility during the fourth quarter of 2017. Expense increases in the 2019 periods relative to the 2018 periods reflects the addition of new tenants during the current year.

Taxes, licenses and fees include premium taxes and licensing fees paid to state insurance departments, guaranty fund assessments, the Company portion of social security and medicare taxes, real estate taxes, state income taxes, and other state and municipal taxes. Included in the amounts for the three and nine months ended September 30, 2019 are Ozark National related expenses of $0.7 million and $1.8 million, respectively.

Federal Income Taxes. Federal income taxes on earnings from operations reflect an effective tax rate of 20.3% for the nine months ended September 30, 2019 compared to 19.9% for the nine months ended September 30, 2018. The Federal corporate tax rate decreased to 21% effective in 2018 under the Tax Cuts and Jobs Act ("Tax Act") passed in December 2017. The Company's effective tax rate is typically lower than the Federal statutory rate due to tax-exempt investment income related to municipal securities and dividends-received deductions on income from stocks, absent other permanent tax items.

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

Segment Operations

Summary of Segment Earnings

A summary of segment earnings/(losses) for the three and nine months ended September 30, 2019 and 2018 is provided below. The segment earnings/(losses) exclude realized gains and losses on investments, net of taxes.

	Domestic Life Insurance	International Life Insurance	Annuities	Acquired Businesses	All Others	Totals
	(In thousands)

Segment earnings (losses):
Three months ended:
September 30, 2019	$(416)	7,835	5,581	4,493	2,892	20,385
September 30, 2018	$474	(1,597)	30,720	—	4,247	33,844

Nine months ended:
September 30, 2019	$1,205	28,322	37,118	11,287	13,026	90,958
September 30, 2018	$1,631	18,929	53,501	—	16,511	90,572

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$11,387	10,060	32,897	29,775
Net investment income	12,885	26,912	51,379	41,131
Other revenues	49	11	113	12

Total premiums and other revenues	24,321	36,983	84,389	70,918

Benefits and expenses:
Life and other policy benefits	6,099	5,839	13,850	15,751
Amortization of deferred policy acquisition costs	2,181	2,978	8,898	8,362
Universal life insurance contract interest	11,267	22,355	45,693	29,401
Other operating expenses	5,297	5,215	14,437	15,368

Total benefits and expenses	24,844	36,387	82,878	68,882

Segment earnings (loss) before Federal income taxes	(523)	596	1,511	2,036
Provision (benefit) for Federal income taxes	(107)	122	306	405

Segment earnings (loss)	$(416)	474	1,205	1,631

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)

Universal life insurance revenues	$13,150	11,490	37,947	33,376
Traditional life insurance premiums	1,125	1,180	3,268	3,793
Reinsurance premiums	(2,888)	(2,610)	(8,318)	(7,394)

Totals	$11,387	10,060	32,897	29,775

National Western's domestic life insurance in force, in terms of policy count, has been declining for some time. The pace of new policies issued has lagged the number of policies terminated from death or surrender by roughly a two-to-one rate over the past several years. While the in force policy count has declined, the level of insurance in force (face amount of policies) from which contract charge revenue is received has remained relatively constant as new policies issued have substantially higher amounts of insurance compared to those policies terminating. The number of domestic life insurance policies in force has declined from 50,200 at December 31, 2017 to 49,000 at December 31, 2018, and to 48,200 at September 30, 2019. Policy lapse rates in the first nine months of 2019 approximated 6.0% compared to 6.5% and 6.0% in 2018 and 2017, respectively.

Universal life insurance revenues are also generated with the issuance of new business based upon amounts per application and percentages of the face amount (volume) of insurance issued. The number of domestic life policies issued in the first nine months of 2019 was 16% lower than in the comparable period for 2018 and the volume of insurance issued was 5% less than that in 2018. Universal life insurance revenues also include surrender charge income realized on terminating policies and, in the case of domestic universal life, amortization into income of the premium load on single premium policies which the Company began deferring in 2013. The premium load amortization was $6.3 million and $4.2 million in the nine months ended September 30, 2019 and 2018, respectively.

Premiums collected on universal life products are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings in accordance with GAAP.  Actual domestic universal life premiums collected are detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)

Universal life insurance:
First year and single premiums	$52,044	39,291	127,596	130,689
Renewal premiums	4,835	5,080	13,847	14,844

Totals	$56,879	44,371	141,443	145,533

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

A detail of net investment income for domestic life insurance operations is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)

Net investment income (excluding derivatives)	$11,550	10,503	33,073	30,058
Derivative gain (loss)	1,335	16,409	18,306	11,073

Net investment income	$12,885	26,912	51,379	41,131

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

Life and policy benefits for a smaller block of business are subject to variation from quarter to quarter. Claim count activity during the first nine months of 2019 decreased 9% compared to the first nine months of 2018 while the average net claim amount (after reinsurance) increased to $35,100 from $31,800. The low face amount per claim relative to current issued amounts of insurance per policy reflects the older block of domestic life insurance policies sold which were final expense type products (i.e. purchased to cover funeral costs). GAAP reporting requires that claims be recorded net of any cash value amounts that have been accumulated in the policies. The Company's overall mortality experience for this segment has been better than pricing assumptions.

As noted previously in the discussion of Results of Operations, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience with the adjustment reflected in current period amortization expense. To the extent required, the Company may also record unlocking adjustments to DPAC balances. The following table identifies the effects of unlocking adjustments on domestic life insurance DPAC balances recorded through amortization expense separate from recurring amortization expense components for the three and nine months ended September 30, 2019 and 2018.

Amortization of DPAC	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)

Unlocking adjustments	$(360)	1,015	(360)	1,015
Other amortization components	2,541	1,963	9,258	7,347

Totals	$2,181	2,978	8,898	8,362

During the quarter ended September 30, 2019, the Company unlocked DPAC balances associated with its Domestic Life segment for mortality, lapse rates, and investment spread. The effect of the prospective unlocking was to increase DPAC balances by $0.4 million (and decrease amortization expense). During the quarter ended September 30, 2018, the Company unlocked DPAC balances for mortality, extended death benefit reserves, and the portfolio yield supporting universal life policy liabilities. The effect of this prospective unlocking was to decrease DPAC balances by $1.0 million (and increase amortization expense).

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

As indicated in the discussion concerning net investment income, contract interest expense includes the fluctuations that are the result of the effect upon the embedded derivative for the performance of underlying equity indices associated with fixed-index universal life products. The amounts realized on purchase call options approximate the amounts the Company credits to policyholders' policies. In addition, the unlocking adjustments referred to above also adjusted excess death benefit reserves with the change recorded as a component of contract interest. In the three and nine months ended September 30, 2019, contract interest was increased by $0.3 million for the unlocking adjustment. In the three and nine months ended September 30, 2018, contract interest was decreased by $1.0 million by this unlocking adjustment.

International Life Insurance Operations

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$25,065	26,839	74,905	82,218
Net investment income	6,872	19,731	30,165	32,305
Other revenues	25	5	79	39

Total revenues	31,962	46,575	105,149	114,562

Benefits and expenses:
Life and other policy benefits	5,074	6,609	10,195	16,872
Amortization of deferred policy acquisition costs	(3,047)	6,307	11,195	21,023
Universal life insurance and annuity contract interest	14,637	30,596	33,967	37,046
Other operating expenses	5,493	4,982	14,278	15,991

Total benefits and expenses	22,157	48,494	69,635	90,932

Segment earnings (losses) before Federal income taxes	9,805	(1,919)	35,514	23,630
Provision (benefit) for Federal income taxes	1,970	(322)	7,192	4,701

Segment earnings (loss)	$7,835	(1,597)	28,322	18,929

As with domestic life operations, revenues from the international life insurance segment include both premiums on traditional type products and contract revenues from universal life insurance. A comparative detail of premiums and contract revenues is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)

Universal life insurance revenues	$23,767	25,505	71,987	78,278
Traditional life insurance premiums	2,822	3,029	7,892	9,489
Reinsurance premiums	(1,524)	(1,695)	(4,974)	(5,549)

Totals	$25,065	26,839	74,905	82,218

In general, universal life revenues and operating earnings are anticipated to emerge in tandem with the amount of life insurance in force. The volume of international life insurance in force, primarily universal life, contracted from $16.6 billion at December 31, 2017 to $15.4 billion at December 31, 2018 and further decreased to $14.1 billion at September 30, 2019. Universal life insurance revenues are also generated with the issuance of new business based upon amounts per application and percentages of the face amount (volume) of insurance issued. As noted previously, the Company ceased accepting new applications from all remaining residents outside of the U.S. in May 2018. The Company had ceased accepting applications from residents of Venezuela during the first quarter of 2018 due to the unsettled political, economic, civil, and social climate existing in that country. Prior to that, the Company had ceased accepting applications from residents of Brazil, Central America, and the Pacific Rim region in the fourth quarter of 2015 and from residents in the Eastern European region, primarily Russian-speaking, during 2017.

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

	Amount in $'s	Annualized Termination Rate
	(millions)

Volume In Force Terminations
Nine months ended September 30, 2019	1,264.2	11.0%
Year ended December 31, 2018	1,706.3	10.0%
Year ended December 31, 2017	2,309.7	12.2%
Year ended December 31, 2016	2,340.6	11.6%
Year ended December 31, 2015	2,659.1	12.3%
Year ended December 31, 2014	1,825.5	8.4%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)

Universal life insurance:
First year and single premiums	$19	1,334	954	10,396
Renewal premiums	16,857	19,792	50,496	59,089

Totals	$16,876	21,126	51,450	69,485

National Western's most popular international products were its fixed-index universal life insurance products in which the policyholder could elect to have the interest rate credited to their policy account values linked in part to the performance of an outside equity index. These products issued were not generally available in the local markets when sold. Included in the totals in the above table are collected premiums for fixed-index universal life products of approximately $31.0 million and $44.9 million for the first nine months of 2019 and 2018, respectively. The reduced level of renewal premiums during 2019 compared to 2018 corresponds with the decline in policies in force due to reduced sales activity and increased termination activity as discussed above.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)

Net investment income (excluding derivatives)	$7,260	8,117	22,960	25,018
Derivative gain (loss)	(388)	11,614	7,205	7,287

Net investment income	$6,872	19,731	30,165	32,305

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

Life and policy benefits primarily consist of death claims on policies. National Western's clientèle for international products are generally wealthy individuals with access to U.S. dollars and quality medical care. Consequently, the amounts of coverage purchased historically tended to be larger amounts. Life and policy benefit expense for the international life segment reflects the larger policies historically purchased, however mortality due to natural causes is comparable to that in the United States. The Company's maximum risk exposure per insured life is capped at $500,000 through reinsurance. The average international life net claim amount (after reinsurance) in the first nine months of 2019 decreased to $175,500 from $207,200 in the first nine months of 2018 while the number of claims incurred declined 7%.

The Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels, and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking adjustments on international life insurance DPAC balances recorded through amortization expense separate from recurring amortization expense components for the three and nine months ended September 30, 2019 and 2018.

Amortization of DPAC	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)

Unlocking adjustments	$(10,860)	251	(10,860)	251
Other amortization components	7,813	6,056	22,055	20,772

Totals	$(3,047)	6,307	11,195	21,023

During the quarter ended September 30, 2019, the Company unlocked DPAC balances associated with its International Life segment for mortality, lapse rates, maintenance expenses, and investment spread. The effect of the prospective unlocking was to increase DPAC balances by $10.9 million (and decrease amortization expense). During the quarter ended September 30, 2018, the Company unlocked DPAC balances for extended death benefit reserves and the portfolio yield supporting universal life policy liabilities. The effect of this prospective unlocking was to decrease DPAC balances by $0.3 million (and increase amortization expense).

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

Annuity Operations

A comparative analysis of results of operations for National Western's annuity segment is detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$5,336	5,597	16,061	18,042
Net investment income	78,000	123,525	270,727	263,983
Other revenues	8	11	80	48

Total revenues	83,344	129,133	286,868	282,073

Benefits and expenses:
Life and other policy benefits	12,550	(6,704)	33,856	11,984
Amortization of deferred policy acquisition costs	21,688	17,490	60,150	60,688
Annuity contract interest	33,541	71,194	120,840	116,869
Other operating expenses	8,596	8,719	25,478	25,741

Total benefits and expenses	76,375	90,699	240,324	215,282

Segment earnings (loss) before Federal income taxes	6,969	38,434	46,544	66,791
Provision (benefit) for Federal income taxes	1,388	7,714	9,426	13,290

Segment earnings (loss)	$5,581	30,720	37,118	53,501

Premiums and contract charges primarily consist of surrender charge income recognized on terminated policies. The amount of the surrender charge income recognized is determined by the volume of surrendered contracts as well as the duration of each contract at the time of surrender given the pattern of declining surrender charge rates over time that is common to most annuity contracts. The Company's lapse rate for annuity contracts in the first nine months of 2019 was 7.7% which was comparable with the 7.6% rate during the same period in 2018. Annuity contracts with fixed interest rates are more prone to terminate during periods of increases in secular interest rate levels and as contracts approach the end of their surrender charge period.

Deposits collected on annuity contracts are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings in accordance with GAAP. Actual annuity deposits collected for the three and nine months ended September 30, 2019 and 2018 are detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)

Fixed-index annuities	$57,109	87,522	175,222	305,413
Other deferred annuities	4,496	4,639	13,173	16,263
Immediate annuities	1,604	748	5,384	3,142

Totals	$63,209	92,909	193,779	324,818

Fixed-index products are more attractive for consumers when interest rate levels remain low and equity markets produce positive returns. Since National Western does not offer variable products or mutual funds, fixed-index products provide an important alternative to the Company's existing fixed interest rate annuity products. Fixed-index annuity deposits as a percentage of total annuity deposits were 90% and 94% for the nine months ended September 30, 2019 and 2018, respectively. The percentage of fixed-index products to total annuity sales reflects the low interest rate environment and the ongoing bull market in equities.

Some of the Company's deferred annuity products, including fixed-index annuity products, contain a first year interest bonus ranging from 1% to 7% depending upon the product, in addition to the base first year interest rate. Other products include a premium bonus ranging from 2% to 10% which is credited to the account balance when premiums are applied. These bonus rates are deferred in conjunction with other capitalized policy acquisition costs. The amounts deferred to be amortized over future periods amounted to approximately $2.3 million and $6.8 million during the first nine months of 2019 and 2018, respectively. Amortization of deferred sales inducements is included as a component of annuity contract interest as described later in this discussion of Annuity Operations.

A detail of net investment income for annuity operations is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)

Net investment income (excluding derivatives)	$75,651	81,865	233,111	246,762
Derivative gain (loss)	2,349	41,660	37,616	17,221

Net investment income	$78,000	123,525	270,727	263,983

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

Consistent with the domestic and international life segments, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking adjustments on annuity DPAC balances recorded through amortization expense separate from recurring amortization expense components for the three and nine months ended September 30, 2019 and 2018.

Amortization of DPAC	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)

Unlocking adjustments	$2,577	(2,216)	2,577	(2,216)
Other amortization components	19,111	19,706	57,573	62,904

Totals	$21,688	17,490	60,150	60,688

During the quarter ended September 30, 2019, the Company unlocked DPAC balances associated with its Annuity segment for assumptions pertaining to lapse rates, annuitization rates, investment spreads, and utilization rates of the Company's withdrawal benefit rider. The effect of the prospective unlocking was to decrease DPAC balances by $2.6 million (and increase amortization expense). During the quarter ended September 30, 2018, the Company unlocked the DPAC balance for assumptions concerning mortality, the election rates of the Company's withdrawal benefit rider, and for the investment portfolio yield supporting annuity contract accounts. The effect of the prospective unlocking was to increase DPAC balances by $2.2 million (and decrease amortization expense).

Amortization of DPAC balances is proportional to estimated expected gross profits ("EGPs") for a line of business. Experience which deviates from the EGPs assumed similarly increases or decreases the amortization of DPAC. With the decline in collected asset management fees in 2019 as compared to 2018 due to lower index option returns, EGPs for the annuity line of business have been less than previously estimated which has produced a slowdown in amortization of DPAC. This is the underlying factor causing amortization in the first nine months of 2019 to be lower than that in the comparable 2018 period. In addition, the EGPs of the non-index block of annuity policies have been steadily decreasing with the declining amount of policies in force as well as DPAC unlockings in recent years for unfavorable experience.

Annuity contract interest includes the equity component return associated with the call options purchased to hedge National Western's fixed-index annuities. The detail of fixed-index annuity contract interest as compared to contract interest for all other annuities is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)

Fixed-index annuities	$12,001	47,957	61,226	51,075
All other annuities	16,861	21,262	46,114	57,644

Gross contract interest	28,862	69,219	107,340	108,719
Bonus interest deferred and capitalized	(852)	(1,664)	(2,257)	(6,764)
Bonus interest amortization	5,531	3,639	15,757	14,914

Total contract interest	$33,541	71,194	120,840	116,869

The fluctuation in reported contract interest amounts for fixed-index annuities is driven by sales levels, the level of the business in force and the effect of positive or negative market returns of option values on projected interest credits. As noted above in the net investment income discussion, the amounts shown for contract interest for fixed-index annuities generally align with the derivative gains/(losses) included in net investment income as the impact of the market change of index options on asset values align closely with the movement of the embedded derivative liability held for these products. As noted in the discussion in the Consolidated Operations section, fewer positive returns on expiring option contracts during the first nine months of 2019 led to a lower level of collected asset management fees by National Western. Asset management fees collected are subtracted from contract interest credited to policyholders which serves to lessen the increase in contract interest expense relative to the option gains reported in the Company's net investment income. Asset management fees collected during the three and nine months ended September 30, 2019 were $0.5 million and $8.1 million, respectively, compared to $5.6 million and $18.9 million in the corresponding periods of 2018.

As previously discussed in the discussion on results for Consolidated Operations, accounting rules require the embedded derivative liability to include a projection of asset management fees estimated to be collected in the succeeding fiscal year (asset management fees are included with fixed-index annuity products). This projection is based upon the most recent performance of the reference equity index. The change in this projection, plus or minus, is included in contract interest for the period being reported on. Increases in projected asset management fees collected reduce contract interest expense while decreases in projected asset management fees collected increase contract interest expense. In the three month periods ended September 30, 2019 and 2018, contract interest was decreased $(6.8) million and $(7.0) million, respectively, for these projection changes. For the nine months ended September 30, 2019 and 2018, contract interest was decreased $(27.1) million and $(5.3) million, respectively.

Annuity contract interest includes true-up adjustments for the deferred sales inducement balance which are done each period similar to that done with respect to DPAC balances with the adjustment reflected in current period contract interest expense. To the extent required, the Company may also record unlocking adjustments to deferred sales inducement balances in conjunction with DPAC balance unlockings. The Company made unlocking adjustments in the third quarters of 2019 and 2018 the result of which increased/(decreased) contract interest expense by $0.6 million and $(1.3) million, respectively.

Life and policy benefits for the Annuity segment include death claims and benefits associated with the Company's withdrawal benefit rider. As part of the unlockings performed in the third quarter of each year, the Company unlocked its policy benefit reserves associated with the assumption regarding policyholder utilization of the withdrawal benefit rider provisions attached to annuity contracts. The effect of this prospective unlocking was to increase/(decrease) policy reserves by $0.7 million and $(15.7) million in the quarters ended September 30, 2019 and 2018, respectively. The larger unlocking adjustment in 2018 was the result of updating assumptions for actual utilization rates much lower than the assumption previously used.

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

	Three Months Ended September 30,	Eight Months Ended September 30,
	2019	2019
	(In thousands)

Premiums and contract revenues:
Premiums and contract charges	$20,151	54,332
Net investment income	6,300	16,283
Other revenues	2,318	6,049

Total revenues	28,769	76,664

Benefits and expenses:
Life and other policy benefits	16,195	43,863
Amortization of deferred policy acquisition costs and value of business acquired	2,176	6,330
Other operating expenses	4,772	12,348

Total benefits and expenses	23,143	62,541

Segment earnings (loss) before Federal income taxes	5,626	14,123
Provision (benefit) for Federal income taxes	1,133	2,836

Segment earnings (loss)	$4,493	11,287

Revenues from acquired businesses principally include life insurance premiums on traditional type products. Unlike universal life, revenues from traditional products are simply life premiums recognized as income over the premium-paying period of the related policies. The detail of premiums is provided below.

	Three Months Ended September 30,	Eight Months Ended September 30,
	2019	2019
	(In thousands)

Traditional life insurance premiums	$21,841	55,829
Other insurance premiums and considerations	100	304
Reinsurance premiums	(1,790)	(1,801)

Totals	$20,151	54,332

Ozark National's traditional life block of business at September 30, 2019 included approximately 184,000 policies in force representing nearly $6.3 billion of life insurance coverage. The repetitive pay nature of Ozark National's business promotes a higher level of persistency with an annualized lapse rate of 4.6% through September 30, 2019.  Traditional life premiums by first year and renewal are detailed below.

	Three Months Ended September 30,	Eight Months Ended September 30,
	2019	2019
	(In thousands)

Traditional life insurance premiums:
First year premiums	$1,476	3,940
Renewal premiums	20,365	51,889

Totals	$21,841	55,829

Other revenues consists primarily of brokerage revenue of NIS. Brokerage revenues of $5.9 million for the eight months ended September 30, 2019 had associated brokerage expense of $3.1 million which is included in Other operating expenses. For the quarter ended September 30, 2019, brokerage revenues were $2.3 million and related brokerage expenses were $1.2 million.

The average face value of Ozark National's policies in force at September 30, 2019 was approximately $34,100. Consequently, life and policy benefits for smaller face amounts are subject to variation from quarter to quarter. Incurred death claims for the eight months of operations were $22.6 million representing an average net claim of $16,100. Ozark National's maximum retention on any single insured life is $200,000. The balance of life and policy benefits during the quarter ended September 30, 2019 consists of increases in insurance reserves and payments of other policy benefits.

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

Subsequent to its acquisition effective January 31, 2019, Ozark National began deferring policy acquisition costs and amortizing these deferrals similar to the methodology employed by National Western. The following table identifies the amortization expense of Ozark National's DPAC and VOBA for the three and five months ended September 30, 2019.

Amortization of DPAC and VOBA	Three Months Ended September 30,	Eight Months Ended September 30,
	2019	2019
	(In thousands)

Unlocking	$—	—
VOBA amortization expense	1,961	5,868
DPAC amortization expense	215	462

Totals	$2,176	6,330

Other Operations

The Company's primary business encompasses its domestic and international life insurance operations, its annuity operations, and its acquired businesses. However, the Company also has small real estate, nursing home, and other investment operations through its wholly owned subsidiaries. Nursing home operations generated $1.1 million and $1.1 million of pre-tax operating earnings in the first nine months of 2019 and 2018, respectively. As discussed in the Consolidated Operations section, the Company closed on the sale of its Reno, Nevada nursing home operations effective February 1, 2019, and on the sale of its San Marcos, Texas nursing home operations effective May 1, 2019. Pre-tax operating earnings in the first nine months of 2019 include Reno operating results for the month of January and net gains from the sale of personal property and equipment of $1.4 million. Likewise, pre-tax operating earnings in the first nine months include San Marcos operating results through April and net losses from the sale of personal property and equipment of $(2.0) million.

Pre-tax operating amounts for these periods also include the results of BP III, the entity owning and operating the Company's home office facility in Austin, Texas. BP III incurred pre-tax losses of $(0.8) million and $(1.2) million for the nine months ended September 30, 2019 and 2018, respectively.

The remaining pre-tax earnings of $16.1 million and $20.7 million in Other Operations during the nine-month periods includes investment income from real estate, municipal bonds, and common and preferred equities held in subsidiary company portfolios principally for tax-advantage purposes. Included in these amounts are semi-annual distributions from a life interest in the Libbie Shearn Moody Trust which is held in NWLSM, Inc. Pre-tax distributions from this trust were $3.6 million and $4.0 million in the nine-month periods ended September 30, 2019 and 2018, respectively. Pre-tax earnings for the nine months ended September 30, 2019 also include expenses of $3.3 million related to the purchase of Ozark National and NIS.

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

	September 30, 2019		December 31, 2018
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Debt securities	$10,633,925	95.6	$10,231,313	96.7
Mortgage loans	224,048	2.0	203,180	1.9
Policy loans	80,272	0.7	54,724	0.6
Derivatives, index options	106,364	1.0	14,684	0.1
Real estate	34,734	0.3	35,692	0.3
Equity securities	19,462	0.2	17,491	0.2
Other	27,303	0.2	21,159	0.2

Totals	$11,126,108	100.0	$10,578,243	100.0

Invested assets at September 30, 2019 include Ozark National and NIS amounts as follows: Debt securities of $718.5 million; Policy loans of $27.3 million; and Real estate of $4.6 million.

Debt Securities

The Company maintains a diversified portfolio which consists mostly of corporate, mortgage-backed, and public utility fixed income securities. Investments in mortgage-backed securities primarily include U.S. Government agency pass-through securities and collateralized mortgage obligations ("CMO"). The Company's investment guidelines prescribe limitations by type of security as a percent of the total investment portfolio and all holdings were within these threshold limits. As of September 30, 2019 and December 31, 2018, the Company's debt securities portfolio consisted of the following classes of securities:

	September 30, 2019		December 31, 2018
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Corporate	$7,743,649	72.7	$7,544,831	73.7
Residential mortgage-backed securities	1,113,339	10.5	1,193,016	11.7
Public utilities	994,275	9.4	1,014,100	9.9
State and political subdivisions	548,028	5.2	457,970	4.5
U.S. agencies	105,201	1.0	—	—
Asset-backed securities	80,966	0.8	10,051	0.1
Commercial mortgage-backed	33,316	0.3	—	—
Foreign governments	11,374	0.1	10,004	0.1
U.S. Treasury	3,777	—	1,341	—

Totals	$10,633,925	100.0	$10,231,313	100.0

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

	Nine Months Ended September 30,	Year Ended December 31,
	2019	2018
	($ In thousands)

Cost of acquisitions	$173,537	$737,223
Average credit quality	BBB	BBB+
Effective annual yield	4.24%	4.20%
Spread to treasuries	1.87%	1.29%
Effective duration	10.6 years	8.3 years

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

In addition to diversification, an important aspect of the Company's investment approach is managing the credit quality of its investment in debt securities. Thorough credit analysis is performed on potential corporate investments including examination of a company's credit and industry outlook, financial ratios and trends, and event risks. This emphasis is reflected in the high average credit rating of the Company's debt securities portfolio with 99.3%, as of September 30, 2019, held in investment grade securities. In the table below, investments in debt securities are classified according to credit ratings by nationally recognized statistical rating organizations.

	September 30, 2019		December 31, 2018
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

AAA	$124,827	1.2	$102,240	1.0
AA	2,168,632	20.3	2,083,271	20.4
A	3,292,886	31.0	3,135,471	30.6
BBB	4,975,838	46.8	4,816,117	47.1
BB and other below investment grade	71,742	0.7	94,214	0.9

Totals	$10,633,925	100.0	$10,231,313	100.0

Although the Company's investment guidelines allow for the purchase of below investment grade securities up to an aggregate amount of $10 million, it has been the Company's practice to only purchase debt securities which are investment grade at the time of acquisition.  The investments held in debt securities below investment grade are the result of subsequent downgrades of the securities.  These holdings are further summarized below.

	Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	% of Invested Assets
	(In thousands, except percentages)

September 30, 2019	$76,604	71,742	72,126	0.6%

December 31, 2018	$102,938	94,214	92,711	0.9%

The Company's percentage of below investment grade securities as of September 30, 2019 compared with the percentage at December 31, 2018 decreased due to net upgrades of several credit issuers, a security sale, a maturity, and an other-than-temporary impairment write-down. The Company's holdings of below investment grade securities are relatively small and as a percentage of total invested assets are low compared to industry averages.

Holdings in below investment grade securities by category as of September 30, 2019 are summarized below, including their comparable fair value as of December 31, 2018 for those debt securities rated below investment grade at September 30, 2019. The Company continually monitors developments in these industries for issues that may affect security valuation.

	Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	Fair Value
Industry Category	September 30, 2019	September 30, 2019	September 30, 2019	December 31, 2018
	(In thousands)

Asset-backed securities	$3,865	3,955	4,028	4,024
Residential mortgage-backed	905	798	798	833
Oil & gas	4,158	4,158	4,158	7,995
Manufacturing	57,302	52,410	52,721	51,487
Other	10,374	10,421	10,421	9,258

Totals	$76,604	71,742	72,126	73,597

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

During the nine months ended September 30, 2019, the Company recorded one other-than-temporary impairment credit related write-down on one debt security. See Note 9, Investments, of the accompanying Condensed Consolidated Financial Statements for further discussion. Since the Company's adoption of the GAAP guidance on the recognition and accounting for other-than-temporary impairments due to credit loss versus non-credit loss, the Company has recognized a cumulative total of $8.5 million of other-than-temporary impairments of which $8.5 million was deemed credit related and recognized as realized investment losses in earnings, and $0.0 million, net of amortization, was deemed a non-credit related impairment and recognized in other comprehensive income.

The Company is required to classify its investments in debt securities into one of three categories: (a) trading securities; (b) securities available for sale; or (c) securities held to maturity. The Company purchases securities with the intent to hold to maturity and accordingly does not maintain a portfolio of trading securities. Of the remaining two categories, available for sale and held to maturity, the Company makes a determination on categorization based on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. As shown in the table below, 31.1% of the Company's total debt securities, based on fair values, were classified as securities available for sale at September 30, 2019. These holdings in available for sale provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.

	September 30, 2019
	Fair Value	Amortized Cost	Unrealized Gains (Losses)
	(In thousands)

Debt securities held to maturity	$7,537,665	7,224,459	313,206
Debt securities available for sale	3,409,466	3,265,807	143,659

Totals	$10,947,131	10,490,266	456,865

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

The Company targets a minimum specified yield on mortgage loan investments determined by reference to currently available debt security instrument yields plus a desired amount of incremental basis points. During the past several years, the low interest rate environment, along with a competitive marketplace, resulted in fewer loan opportunities being available that met the Company's required rate of return. Mortgage loans originated by the Company totaled $29.9 million for the year ended December 31, 2018 but were $47.7 million for the nine months ended September 30, 2019 reflecting the Company's increased underwriting of mortgage loan credits. Principal repayments on mortgage loans for the nine months ended September 30, 2019 were $22.4 million.

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

The Company held net investments in mortgage loans, after allowances for possible losses, totaling $224.0 million and $203.2 million at September 30, 2019 and December 31, 2018, respectively.  The diversification of the portfolio by geographic region and by property type was as follows:

	September 30, 2019		December 31, 2018
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Geographic Region:
West South Central	$139,995	62.3	$116,205	57.0
South Atlantic	35,998	16.0	29,829	14.6
East North Central	17,904	8.0	20,944	10.3
West North Central	12,568	5.6	12,751	6.3
East South Central	8,140	3.6	13,801	6.8
Pacific	6,486	2.9	6,626	3.2
Middle Atlantic	2,079	0.9	2,138	1.0
Mountain	1,553	0.7	1,561	0.8
Gross balance	224,723	100.0	203,855	100.0

Allowance for possible losses	(675)	(0.3)	(675)	(0.3)

Totals	$224,048	99.7	$203,180	99.7

	September 30, 2019		December 31, 2018
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Property Type:
Retail	$86,059	38.3	$96,075	47.1
Office	77,112	34.3	71,194	34.9
Hotel	14,375	6.4	14,454	7.1
Land/Lots	4,904	2.2	3,498	1.7
All other	42,273	18.8	18,634	9.2
Gross balance	224,723	100.0	203,855	100.0

Allowance for possible losses	(675)	(0.3)	(675)	(0.3)

Totals	$224,048	99.7	$203,180	99.7

The Company's direct investments in real estate are not a significant portion of its total investment portfolio and consist primarily of income-producing properties which are being operated by a wholly owned subsidiary of National Western. The Company's real estate investments totaled approximately $34.7 million and $35.7 million at September 30, 2019 and December 31, 2018, respectively. As part of the acquisition of Ozark National in the first quarter of 2019, real estate investments of $4.6 million were added at their current appraised value. During the second quarter of 2019, the Company's former home office facility, which had a book value of $5.1 million, was sold.

The Company recognized operating income of approximately $2.1 million and $1.7 million on real estate properties in the first nine months of 2019 and 2018, respectively. The Company monitors the conditions and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition.

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

The correlation between fair values and interest rates for debt securities is reflected in the tables below.

	September 30, 2019	June 30, 2019	December 31, 2018
	(In thousands except percentages)

Debt securities - fair value	$10,947,131	10,964,585	10,174,327
Debt securities - amortized cost	$10,490,266	10,607,919	10,293,878
Fair value as a percentage of amortized cost	104.36%	103.36%	98.84%
Net unrealized gain (loss) balance	$456,865	356,666	(119,551)
Ten-year U.S. Treasury bond – (decrease) increase in yield for the period	(0.34)%	(0.40)%	0.28%

	Net Unrealized Gain (Loss) Balance
	At September 30, 2019	At June 30, 2019	At December 31, 2018	Quarter Change in Unrealized Balance	Year-to-date Change in Unrealized Balance

Debt securities held to maturity	$313,206	247,121	(56,986)	66,086	370,192
Debt securities available for sale	143,659	109,545	(62,565)	34,115	206,224

Totals	$456,865	356,666	(119,551)	100,201	576,416

Changes in interest rates can have a sizable effect on the fair values of the Company's debt securities. The market interest rate of the ten-year U.S. Treasury bond decreased approximately 102 basis points from 2.69% at year-end 2018 to 1.67% by the end of the first nine months of 2019. Therefore the increase in the unrealized balance position of $576.4 million year-to-date was largely the result of the decrease in interest rates. Given that the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in fair values have a lesser effect on the Company's Condensed Consolidated Balance Sheet.

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

The Company performed detailed sensitivity analysis as of December 31, 2018, for its interest rate-sensitive assets and liabilities. The changes in market values of the Company's debt securities in the first nine months of 2019 were reasonable given the expected range of results of this analysis.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity requirements are met primarily by funds provided from operations. Premium deposits and annuity considerations, investment income, and investment maturities and prepayments are the primary sources of funds while investment purchases, policy benefits in the form of claims, and payments to policyholders and contract holders in connection with surrenders and withdrawals as well as operating expenses are the primary uses of funds. To ensure the Company will be able to pay future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed income securities. Funds are invested with the intent that the income from investments, plus proceeds from maturities, will meet the ongoing cash flow needs of the Company. The approach of matching asset and liability durations and yields requires an appropriate mix of investments. Although the Company historically has not been put in the position of having to liquidate invested assets to provide cash flow, its investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs. Effective October 1, 2018, National Western increased its line of credit facility up to $75 million which it may access for short-term cash needs. As part of the acquisition of Ozark National and NIS effective January 31, 2019, National Western borrowed $75 million to partly fund the closing cash purchase price of $205.5 million. The amounts borrowed were subsequently repaid during the first quarter of 2019 and there were no borrowings outstanding under the line of credit at September 30, 2019.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)

Product Line:
Traditional Life	$4,375	1,152	13,397	2,756
Universal Life	29,395	23,961	73,888	74,870
Annuities	173,161	178,033	528,668	525,515

Total	$206,931	203,146	615,953	603,141

The above contractual withdrawals, as well as the level of surrenders experienced, were generally consistent with the Company's assumptions in asset/liability management, and the associated cash outflows did not have an adverse impact on overall liquidity. The amount shown for traditional life in the periods ended September 30, 2019 includes Ozark National cash outflows subsequent to their acquisition on January 31, 2019. Individual life insurance policies are typically less susceptible to withdrawal than annuity reserves and deposit liabilities because policyholders may need to undergo a new underwriting process in order to obtain a new insurance policy elsewhere. Cash flow projections and tests under various market interest rate scenarios and assumptions are performed to assist in evaluating liquidity needs and adequacy. The Company currently expects available liquidity sources and future cash flows to be more than adequate to meet the demand for funds.

Cash flows from the Company's insurance operations have historically been sufficient to meet current needs. Cash flows from operating activities were $242.0 million and $222.1 million for the nine months ended September 30, 2019 and 2018, respectively. The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $676.3 million and $528.7 million for the nine months ended September 30, 2019 and 2018, respectively. Operating and investing activity cash flow items could be reduced if interest rates rise at an accelerated rate in the future. Net cash inflows/(outflows) from the Company's universal life and investment annuity deposit product operations totaled $(454.7) million and $(306.5) million during the nine months ended September 30, 2019 and 2018, respectively, reflecting the recent slowdown in annuity sales and slightly higher lapse rate for annuities compared to prior periods.

Capital Resources

The Company relies on stockholders' equity for its capital resources as there is no long-term debt outstanding and the Company does not anticipate the need for any long-term debt in the near future.  As of September 30, 2019, the Company had no commitments beyond its normal operating and investment activities.

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

The table below summarizes future estimated cash payments under existing contractual obligations.

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)

Loan commitments	$74,100	74,100	—	—	—
Lease obligations	1,266	374	789	103	—
Claims payable (1)	63,453	63,453	—	—	—
Other long-term reserve liabilities reflected on the balance sheet (2)	13,912,135	1,072,846	2,009,621	1,758,426	9,071,242

Total	$14,050,954	1,210,773	2,010,410	1,758,529	9,071,242

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

Subsequent to acquiring a commercial office building at the end of 2016 through its wholly owned subsidiary Braker P III, LLC ("BP III"), the Company entered into lease agreements with various tenants for available space not occupied by the Company. Total revenues recorded pertaining to these leases for the three month periods ended September 30, 2019 and 2018 amounted to $1.0 million and $0.9 million, respectively, and for the nine months ended amounted to $3.0 million and $2.3 million, respectively. Under their respective terms these leases expire at various dates from 2019 through 2026.

The table below summarizes future estimated cash receipts under all existing lease agreements, including those in addition to the BP III lease agreements discussed above.

	Estimated Cash Receipts by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)

Real estate revenue	$42,216	5,584	9,803	8,052	18,777

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

There were no changes in the Company's internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(e) under the Exchange Act, during the quarter ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting. However, in conjunction with its acquisition of Ozark National Life Insurance Company and N.I.S. Financial Services, Inc. effective January 31, 2019, the Company implemented purchase accounting controls and subsequent financial reporting and disclosure controls and procedures for the purposes of including the results of these two entities in the accompanying Condensed Consolidated Financial Statements of the Company as of and for the nine months ended September 30, 2019.

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

Purchased shares are reported in the Company's Condensed Consolidated Financial Statements as authorized and unissued. At December 31, 2018 and September 30, 2019 there were no stock options vested or unvested and outstanding under these plans.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May yet Be Purchased Under the Plans or Programs

July 1, 2019 through July 31, 2019	—	$—	N/A	N/A
August 1, 2019 through August 31, 2019	—	$—	N/A	N/A
September 1, 2019 through September 30, 2019	—	$—	N/A	N/A

Total	—	$—	N/A	N/A

ITEM 4.  Removed and Reserved.

ITEM 6.  EXHIBITS

(a)	Exhibits

Exhibit 31(a)	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	-	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL WESTERN LIFE GROUP, INC.
(Registrant)

Date:	November 7, 2019	/S/ Ross R. Moody
Ross R. Moody
Chairman of the Board, President and
Chief Executive Officer
(Authorized Officer)

Date:	November 7, 2019	/S/ Brian M. Pribyl
Brian M. Pribyl
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)
(Principal Accounting Officer)