Form 10-K
period 2019-12-31
National Western Life Group, Inc.
filed 2020-02-28
CIK 1635984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended 12/31/2019

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number: 000-55522

NATIONAL WESTERN LIFE GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware	47-3339380
(State of Incorporation)	(I.R.S. Employer Identification Number)

10801 N. Mopac Expy Bldg 3
Austin,	Texas
78759		(512)	836-1010
(Address of Principal Executive Offices) (Zip Code)		(Telephone Number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class to be so registered:	Trading Symbol	Name of each exchange on which each class is to be registered:
Class A Common Stock, $0.01 par value	NWLI	The NASDAQ Stock Market LLC

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
Large accelerated filer  ☒   Accelerated filer  ☐   Non-accelerated filer (Do not check if a smaller reporting company)  ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒
The aggregate market value of the common stock (based upon the closing price) held by non-affiliates of the Registrant on June 30, 2019 was $585,477,905.

As of February 28, 2020, the number of shares of Registrant's common stock outstanding was:   Class A - 3,436,020 and Class B - 200,000.

DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference:  Portions of the registrant’s definitive proxy statement for the annual meeting of shareholders to be held June 19, 2020, which will be filed within 120 days after December 31, 2019, are incorporated by reference into Part III of this report.

	PART I	Page

Item 1.	Business	4
Item 1A.	Risk Factors	17
Item 1B.	Unresolved Staff Comments	26
Item 2.	Properties	27
Item 3.	Legal Proceedings	27
Item 4.	Mine Safety Disclosures	29

	PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	30
Item 6.	Selected Consolidated Financial Data	33
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	34
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	77
Item 8.	Financial Statements and Supplementary Data	77
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	77
Item 9A.	Controls and Procedures	77
Item 9B.	Other Information	81

	PART III

The information required by Items 10 through 14 is incorporated by reference from our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2019.

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	81

	Signatures	185

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

•	We are subject to regulation, changes to existing laws, and investigations which may affect our profitability or means of operation.

•	A single shareholder has significant influence in the election of directors and other matters submitted to shareholders.

•	Changes in accounting standards issued by standard-setting bodies may adversely affect our financial statements and affect the management of business operations.

•	We may be subject to unfavorable judicial developments, including the time and expense of litigation, which potentially could affect our financial position and results of operations.

•	We could be liable with respect to liabilities ceded to reinsurers if the reinsurers fail to meet the obligations assumed by them.

•	We are subject to policy claims experience which can fluctuate from period to period and vary from past results or expectations.

•
We are subject to assumption inaccuracies regarding future mortality, persistency, and interest rates used in determining deferred policy acquisition costs, deferred sales inducements, and value of business acquired which may require us to accelerate our amortization.

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

See Part 1A, Risk Factors, for additional information.

PART I

ITEM 1. BUSINESS

General

National Western Life Group, Inc. ("NWLGI"), a Delaware Corporation, is the parent holding company which was established effective October 1, 2015 under a holding company plan of reorganization. As a result of the reorganization, NWLGI (the "Company") replaced National Western Life Insurance Company as the publicly held company at that time with the latter becoming a wholly owned subsidiary of NWLGI.

National Western Life Insurance Company (hereinafter referred to as "National Western" or "NWLIC") is a stock life insurance company, chartered in the State of Colorado in 1956, currently licensed to do business in all states (except for New York), the District of Columbia, and four U.S. territories or possessions.  National Western is also licensed in Haiti. National Western historically provided life insurance products on a global basis for the savings and protection needs of policyholders and annuity contracts for the asset accumulation and retirement needs of contract holders. As disclosed in filings by NWLGI during 2018, NWLIC discontinued accepting applications for its international products from all remaining foreign residents in May 2018. Beginning in 2015, NWLIC progressively disengaged from accepting applications for its international products from residents of certain countries culminating in the decision to discontinue accepting applications from residents of all other territories. At December 31, 2019, National Western maintained approximately 98,300 policies for its life insurance products and 119,900 annuity contracts.

The Company's total assets increased to $12.6 billion at December 31, 2019, from $11.9 billion at December 31, 2018. The Company generated revenues of $819.2 million, $551.6 million and $874.4 million in 2019, 2018 and 2017, respectively. NWLGI produced net income of $131.6 million, $116.8 million and $110.4 million in 2019, 2018 and 2017, respectively.

Acquisitions and Dispositions

Effective January 31, 2019, the Company completed its previously announced acquisition of Ozark National Life Insurance Company ("Ozark National") and N.I.S. Financial Services, Inc. ("NIS") following the receipt of regulatory approvals. NWLGI and National Western paid cash in an aggregate amount of approximately $205.4 million in exchange for all of the outstanding stock of Ozark National (wholly owned by National Western) and NIS (wholly owned by NWLGI). The results of Ozark National and NIS for the eleven-month period subsequent to their acquisition are included in the Company's Consolidated Financial Statements as of and for the year ended December 31, 2019 and reference to each is made in this MD&A where appropriate.

The Company divested its nursing home operations during 2019. The Company closed on the sale of its Reno, Nevada nursing home operation effective February 1, 2019 and on the sale of its San Marcos, Texas nursing home effective May 1, 2019. Financial results for the year ended December 31, 2019 include operating results for each facility through the date of their respective sales.

For more information concerning acquisitions see Note (7), Business Combinations, in the Notes to Consolidated Financial Statements.

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

Life Products. National Western's life products provide protection for the life of the insured and, in some cases, allow for cash value accumulation on a tax-deferred basis. These product offerings include universal life insurance ("UL"), interest-sensitive whole life, and traditional products such as term insurance coverage. Interest sensitive products such as UL accept premiums that are applied to an account value. Deducted from the account value are costs of insurance charges which vary by age, gender, plan, and class of insurance, as well as various expense charges. Interest is credited to account values at a fixed interest rate generally determined in advance and guaranteed for a policy year at a time, subject to minimum guaranteed rates specified in the policy contract. A slight variation to this general interest crediting practice involves equity-index universal life ("EIUL") policies whose credited interest may be linked in part to an outside index at the election of the policyholder. These products offer both flexible and fixed premium modes and provide policyholders with flexibility in the available coverage, the timing and amount of premium payments and the amount of the death benefit, provided there are sufficient policy funds to cover all policy charges for the coming year. Traditional products generally provide for a fixed death benefit payable in exchange for regular premium payments.

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

	Years Ended December 31,
	2019	2018	2017
	(In thousands)

Annuities:
Fixed-index deferred	$236,376	377,102	556,975
Other deferred	13,219	21,564	16,893
Single premium immediate	4,373	3,288	3,709

Total annuities	$253,968	401,954	577,577

Life:
Fixed-index universal life insurance	$25,734	28,534	26,393
Other universal life insurance	131	656	1,784
Traditional life and other	5,073	1,499	2,161

Total life	$30,938	30,689	30,338

The table below sets forth information regarding the Company's life insurance in force for each date presented.

	Insurance In Force as of
	December 31,
	2019	2018
	($ in thousands)

National Western

Universal life:
Number of policies	33,760	36,970
Face amounts	$4,746,100	$5,234,160

Traditional life:
Number of policies	28,400	30,490
Face amounts	$2,671,120	$2,975,030

Fixed-index life:
Number of policies	36,170	38,090
Face amounts	$9,635,810	$10,386,020

Total life insurance:
Number of policies	98,330	105,550
Face amounts	$17,053,030	$18,595,210

Ozark National

Total life insurance (all traditional):
Number of policies	183,380	—
Face amounts	$6,246,800	—

The following table sets forth information regarding annuities in force for each date presented.

	Annuities In Force as of
	December 31,
	2019	2018
	($ in thousands)

Fixed-index annuities
Number of policies	70,790	73,740
GAAP annuity reserves	$5,467,786	$5,771,216

Other deferred annuities
Number of policies	36,550	39,960
GAAP annuity reserves	$1,405,284	$1,584,660

Immediate annuities
Number of policies	12,530	13,210
GAAP annuity reserves	$349,389	$352,418

Total annuities
Number of policies	119,870	126,910
GAAP annuity reserves	$7,222,459	$7,708,294

Operating Segments

National Western manages its business between Domestic Insurance Operations and International Insurance Operations.  For segment reporting purposes, NWLIC's annuity business is separately identified. The Company also has a corporate segment, which consists of the assets and activities of other wholly owned subsidiaries that have not been allocated to any other operating segment, and in 2019 it created a new segment for "Acquired Businesses" in lieu of the acquisition of Ozark National and NIS.

Domestic Insurance Operations. National Western is currently licensed to do business in all states and the District of Columbia, except for New York.  Products marketed are annuities, universal life insurance, and traditional life insurance, which include both term and whole life products.  Domestic sales in terms of premium levels have historically been more heavily weighted toward annuities. Most of these annuities can be sold either as tax qualified or non-qualified products. More recently, a greater proportion of sales activity has been derived from single premium life insurance products, predominantly those with equity-index crediting mechanisms. Presently, 99% of National Western's domestic life premium sales come from single premium life products. National Western markets and distributes its domestic products primarily through independent national marketing organizations ("NMOs").  These NMOs assist in recruiting, contracting, and managing independent agents.  These agents are independent contractors who are compensated on a commission basis.  At December 31, 2019, NWLIC's NMO relationships had contracted approximately 25,500 independent agents. At December 31, 2019, National Western had 47,900 domestic life insurance policies in force representing nearly $3.4 billion in face amount of coverage and 119,900 annuity contracts representing account balances of $7.2 billion.

Although reported separately for segment disclosure purposes, effective January 31, 2019, domestic insurance operations include the activities of Ozark National. At December 31, 2019, Ozark National maintained approximately 183,400 life insurance policies in force representing $6.25 billion in face amount of coverage. There were 256 agents contracted at December 31, 2019 who solely market Ozark National products. Due to Ozark National's coordinated sale of a non-participating whole life insurance with a mutual fund investment product their agents hold a securities license in addition to an insurance license.

The following table sets forth National Western's domestic life insurance sales as measured in annualized first year premium for the last three years.

	Years Ended December 31,
	2019	2018	2017
	(In thousands)

Fixed-index life	$25,734	24,119	18,874
Universal life	131	51	24
Traditional life	184	414	96

Total	$26,049	24,584	18,994

Ozark National's sales for the eleven months ended December 31, 2019 were $4.9 million and were comprised entirely of traditional life product sales.

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

At December 31, 2019, the Company had approximately 50,400 international life insurance policies in force representing $13.7 billion in face amount of coverage.

The following table sets forth the Company's contracts issued to international residents as measured in annualized first year premium for the past three years.

	Years Ended December 31,
	2019	2018	2017
	(In thousands)

Fixed-index life	$—	4,415	7,519
Universal life	—	605	1,760
Traditional life	—	1,085	2,065

Total	$—	6,105	11,344

There were some inherent risks of accepting international applications which are not present within the domestic market that were reduced substantially by the Company in several ways. As previously described, National Western accepted applications from foreign nationals of other countries in upper socioeconomic classes who had substantial financial resources. This targeted customer base, coupled with National Western's conservative underwriting practices, have historically resulted in claims experience, due to natural causes, similar to that in the United States.  The Company has minimized exposure to foreign currency risks by requiring payment of premiums and claims in United States dollars. In addition, the Company adopted an extensive anti-money laundering compliance program in order to fully comply with all applicable U.S. anti-money laundering laws and regulations. All of the above, combined with experience with the international products for over fifty years and the Company's longstanding business relationships, further served to minimize risks.

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

	Average New Policy Face Amount
	NWLIC Domestic	Ozark National	NWLIC International

Year ended December 31, 2013	$286,000	$—	$384,000
Year ended December 31, 2014	286,600	—	382,600
Year ended December 31, 2015	274,500	—	342,500
Year ended December 31, 2016	308,700	—	336,500
Year ended December 31, 2017	317,200	—	306,300
Year ended December 31, 2018	338,400	—	297,100
Year ended December 31, 2019	382,300	45,200	—

Geographical Distribution of Business. The following table depicts the distribution of the Company's premium revenues and deposits.

	Years Ended December 31,
	2019	2018	2017
	(In thousands)

United States domestic products:
Annuities	$264,432	410,412	606,508
Life insurance	282,803	196,550	160,695

Total domestic products	547,235	606,962	767,203

International products:
Annuities	235	796	2,291
Life insurance	79,492	103,982	116,889

Total international products	79,727	104,778	119,180

Total direct premiums and deposits collected	$626,962	711,740	886,383

Although many agents sell National Western's products, annuity sales in any year typically reflect several NMOs whose contracted independent agents sold 10% or more of total annuity sales. In 2019, there were three NMOs that exceeded this threshold accounting for approximately 17%, 13%, and 12%, respectively, of total annuity sales. Similarly, National Western life insurance sales in any year may include several NMOs who accounted for 10% or more of total domestic life insurance sales. In 2019, there was one NMO who generated 46% of total life insurance sales. Given the independent distribution model National Western employs, the concentration of sales within a particular NMO is not an acute concern as compared to other distribution channels given that the underlying agents are free to contract through any NMO with which NWLIC has a relationship.

The Company's international business consisted of applications submitted by independent contractors of Latin America during 2018 and 2017. International life sales during 2018 came principally from residents of Colombia, Ecuador, Peru and Chile. As noted previously, National Western ceased accepting applications from all remaining residents outside the U.S. effective May 11, 2018. NWLIC had previously ceased accepting applications for its international products from residents in the Pacific Rim, Central America, and Brazil in 2015; from residents in Eastern Europe in 2017; and from residents of Venezuela in the first quarter of 2018. The progressive disengagements were the result of increasing costs associated with this business and reduced profitability due to higher than anticipated mortality experience, lower than expected persistency of policies, and the additional cost structure imposed. In addition, unsettled political, economic, civil and social climates in places such as Venezuela contributed to the decision to cease accepting applications for international products from residents outside the country.

Segment Financial Information. A summary of financial information for the Company's segments is as follows:

	Domestic Life Insurance	International Life Insurance	Annuities	Acquired Businesses	All Others	Totals
	(In thousands)

Revenues, excluding realized gains (losses):
2019	$123,694	146,507	400,640	105,564	36,542	812,947
2018	64,477	131,613	299,883	—	47,203	543,176
2017	111,299	189,334	511,506	—	47,546	859,685

Segment earnings (losses): (A)
2019	$2,163	34,818	53,582	16,617	19,506	126,686
2018	1,401	33,704	53,371	—	21,628	110,104
2017	2,835	59,025	17,409	—	21,556	100,825

Segment assets: (B)
2019	$1,399,818	1,153,105	8,198,730	978,243	362,900	12,092,796
2018	1,215,864	1,211,036	8,791,463	—	370,118	11,588,481
2017	1,106,410	1,236,733	9,269,956	—	398,597	12,011,696

Notes to Table:

(A) Amounts exclude realized gains and losses on investments, net of taxes.
(B) Amounts exclude other unallocated assets.

Additional information concerning these industry segments is included in Note (8), Segment and Other Operating Information, of the accompanying Consolidated Financial Statements.

Competition and Ratings

National Western and Ozark National operate in a mature and highly competitive industry. Each competes with hundreds of life and health insurance company groups in the United States as well as other financial intermediaries such as banks and securities firms who market insurance products. Many of these companies are larger, have more substantial capital and technological resources, possess greater brand recognition, and maintain higher ratings. For National Western, competitors in international territories had included Pan-American Life Insurance, American Fidelity Life Insurance, and Best Meridian Insurance while domestic market competitors have included, among others, Allianz Life, American Equity Investment Life, Sammons Financial Group (Midland, NACOLAH), Security Benefit Life, Fidelity and Guaranty Life, Athene USA, Jackson National Life, Equitrust Life Insurance Company, Pacific Life, National Life Group (Life of the Southwest) and Global Atlantic. Competitive factors are primarily the breadth and quality of products offered, established positions in niche markets, pricing, relationships with distribution channels, commission structures, the perceived stability of the insurer, quality of underwriting and customer service, scale and cost efficiency. Operating results of life insurers are subject to fluctuations not only from this competitive environment but also due to economic conditions, interest rate levels and changes, performance of investments, and the maintenance of strong insurance ratings from independent rating agencies.

In order to compete successfully, life insurers focus initiatives toward distribution, technology, defined end market targets, speed to the market in terms of product development, and customer relationship management as ways of gaining a competitive edge. The Company's management believes that its insurance entities compete primarily on the basis of financial strength and stability, stable ownership, and its ability to attract and retain distribution based upon product and compensation.

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

In addition to the above, Ozark National has a stand-alone current financial strength rating of "A-" (Excellent) with a "stable" outlook with A.M. Best. This rating and outlook was affirmed by A.M. Best subsequent to being acquired by National Western.

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

A.M. Best and Standard & Poor’s ratings are an independent consideration of National Western’s and Ozark National's claims paying ability and are not a rating of the company’s investment worthiness. Accordingly, such ratings are not recommendations to buy, sell or hold securities. The rating agencies formally review each company and its rating on an annual basis with interim analysis performed as necessary. Generally speaking, as ratings are subject to revision or withdrawal at any time by the rating agency, there is no assurance that National Western or Ozark National's ratings will continue for a certain period of time. In the event either company's rating is subsequently downgraded, their business may be negatively impacted.

Risk Management

Similar to other entities, the Company is exposed to a wide spectrum of financial, operational, and other risks as described in Item 1A “Risk Factors”. Effective enterprise risk management ("ERM") is a key concern for identifying, monitoring, measuring, communicating, and managing risks within limits and risk tolerances. The Company’s Board of Directors and senior management are knowledgeable of and accountable for key risks.  The full Board of Directors of the Company (as well as the Board of Directors of National Western) meets at least every other month and regularly hears reports from the President and Chief Executive Officer, the Chief Financial Officer, the President and Chief Operating Officer (National Western), the Chief Actuary (National Western), the Chief Investment Officer (National Western), and the Chief Legal Officer. In addition, the Board of Directors of the Company (including the Board of Directors of National Western) has several committees which include the Executive Committee, the Audit Committee, the Investment Committee, and the Compensation and Stock Option Committee that regularly convene to address various aspects of risk. Day-to-day responsibility for the overall ERM governance framework resides with the Company's designated Chief Risk Officer who directs the Company's Risk Management Committee.

Enterprise Risk Management (ERM) Governance Framework

Board of Directors/Audit Committee
o
Company Senior Management
o
Risk Management Committee
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

The Company's product designs, underwriting standards and risk management techniques are utilized to protect against disintermediation risk and greater than expected mortality and morbidity risk. Disintermediation risk is limited through the use of surrender charges, certain provisions not allowing discretionary withdrawals, and market value adjustment features. Investment guidelines including duration targets, asset allocation tolerances and return objectives help to ensure that disintermediation risk is managed within the constraints of profitability criteria. Prudent underwriting is applied to select and price insurance risks and management regularly monitors mortality experience relative to its product pricing assumptions. Enforcement of disciplined claims management serves to further protect against greater than expected mortality.

A significant aspect of the Company’s risk management oversight is managing the linkage of its asset characteristics with the anticipated behavior of its policy obligations and liabilities, a process commonly referred to as asset-liability matching. National Western maintains an Asset-Liability Committee (“ALCO”) consisting of senior level members of National Western who assist and advise the Board of Directors in monitoring the level of risk National Western is exposed to in managing its assets and liabilities in order to attain the risk-return profile desired.  Certain members of the ALCO meet as frequently as necessary, to review and recommend for Board of Director ratification, current period interest crediting rates to policyholders based upon existing and anticipated investment opportunities. These rates apply to new sales and to products after an initial guaranteed period, if applicable. Rates are established after the initial guaranteed period based upon asset portfolio yields and each product’s required interest spread, taking into consideration current competitive market conditions.

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

Insurance Product Liabilities

At December 31, 2019, the Company's total balance for liabilities pertaining to insurance products was $10.3 billion. These product liabilities are payable over an extended period of time for which National Western and Ozark National's product pricing assumptions take into consideration. The profitability of insurance products depends on this pricing and differences between expectations at the time the products are sold and the subsequent actual experience has an impact on future profitability.

Liabilities for insurance products are determined using standard actuarial tables and past experience. Accordingly, establishing reserves can be an uncertain process in some cases. The Company's financial results depend significantly upon the extent to which actual experience is consistent with the assumptions used in determining reserves and pricing products. If assumptions are incorrect with respect to future claims, future policyholder premiums and policy charges or the investment income derived from the assets supporting product liabilities, the Company would be required to increase its liabilities which would negatively affect operating results.

Reinsurance

National Western follows the industry practice of reinsuring (ceding) portions of its insurance risks with a variety of reinsurance companies. All reinsurance is yearly renewable term. NWLIC does not use financial or surplus relief reinsurance. The use of reinsurance allows it to underwrite policies larger than the risk it is willing to retain on any single life and to continue writing a larger volume of new business. New sales of life insurance products are reinsured above prescribed limits and do not require the reinsurer’s prior approval within certain guidelines. The maximum amount of life insurance normally retained is $500,000 on any one life. However, the use of reinsurance does not relieve National Western of its primary liability to pay the full amount of the insurance benefit in the event of the failure of a reinsurer to honor its contractual obligation. Consequently, NWLIC avoids concentrating reinsurance risk with any one reinsurer and only participates in reinsurance treaties with reputable carriers. No reinsurer of business ceded by National Western has failed to pay policy claims (individually or in the aggregate) with respect to ceded business. Some portions of acquired businesses have been reinsured on either a coinsurance or a modified coinsurance ("Modco") basis with other companies to limit exposure. In a coinsurance program, the reinsurer shares proportionally in all terms of the reinsured policies (i.e. premiums, expenses, claims, etc.) based on their respective percentage of the risk. In a Modco program, the ceding company retain the reserves, as well as the assets backing those reserves, and the reinsurer shares proportionally in all financial terms of the reinsured policies based on their respective percentage of the risk. NWLIC continuously monitors the financial strength of its reinsurers and has been able to obtain replacement coverages from financially responsible reinsurers when making changes. The primary reinsurers as of December 31, 2019 were as follows.

Reinsurer	A.M. Best Rating	Amount of In Force Ceded (In thousands)

Hannover Life Reassurance Company (Florida)	A+	$1,778,195
SCOR Global Life Americas Reinsurance (Delaware)	A+	1,182,007
RGA Reinsurance Company (Missouri)	A+	692,284
Swiss Life & Health America Inc. (Connecticut)	A+	38,509
Mapfre Re, Compania de Reaseguros, S.A. (Spain)	A	7,545
All others	A to A+	12,002

		$3,710,542

Ozark National utilizes reinsurance in a similar fashion to that of National Western. Ozark National's maximum net amount at risk retention is capped at $200,000 under its reinsurance treaties with limited exceptions related to the conversion of child protection and guaranteed insurability riders. Their primary reinsurers as of December 31, 2019 were as follows.

Reinsurer	A.M. Best Rating	Amount of In Force Ceded (In thousands)

Wilco Life Insurance Company (Indiana)	A+	$81,324
General Re Life Corporation (Connecticut)	A++	578
Optimum Re Insurance Company (Texas)	A	459,867
Swiss Re Life & Health America, Inc. (Missouri)	A+	517

		$542,286

Regulatory and Other Issues

Regulation. The Company's insurance business is subject to comprehensive state regulation in each of the states it is licensed to conduct business. The laws enforced by the various state insurance departments provide broad administrative powers with respect to licensing to transact business, licensing and appointing agents, approving policy forms, regulating unfair trade and claims practices, establishing solvency standards, fixing minimum interest rates for the accumulation of surrender values, and regulating the type, amounts, and valuations of permitted investments, among other things. National Western and Ozark National are required to file detailed annual statements with each of the state insurance supervisory departments in which each does business. Annually, each company’s board-appointed qualified actuary must submit an opinion to state insurance regulators on whether the statutory assets held backing the statutory reserves are sufficient to meet contractual obligations and related expenses of the insurer. If an opinion cannot be rendered noting the sufficiency of assets, the company is required to establish additional statutory reserves which draw from available statutory surplus until the time such an opinion can be furnished.

National Western and Ozark National's operations and financial records are subject to examination by state insurance departments typically at regular intervals but may be examined at any time. For National Western, statutory financial statements are prepared in accordance with accounting practices prescribed or permitted by the Colorado Division of Insurance, the company's principal insurance regulator, while for Ozark National the statutory financial statements are prepared in accordance with accounting practices prescribed or permitted by the Missouri Department of Commerce and Insurance, its principal insurance regulator. Prescribed statutory accounting practices are largely dictated by the Statutory Accounting Principles adopted by the National Association of Insurance Commissioners ("NAIC"). National Western's most recent Colorado statutory financial examination covered the five year period ended December 31, 2017, and resulted in no financial statement adjustments or material deficiencies. Ozark National's most recent Missouri statutory financial examination covered the five year period ended December 31, 2018 and also resulted in no financial statement adjustments or material deficiencies. The NAIC, as well as state regulators, continually evaluates existing laws and regulations pertaining to the operations of life insurers. To the extent that initiatives result as a part of this process, they may be adopted in the various states in which National Western and Ozark National are licensed to do business. It is not possible to predict the ultimate content and timing of new statutes and regulations adopted by state insurance departments and the related impact upon the Company's operations although it is conceivable that they may be more restrictive.

The NAIC has developed a principles-based approach for establishing reserves for life insurance products. This approach is designed to improve reserving for products for which the current formula requirement for reserves may not accurately reflect the risks or costs of the obligations to insurers. The NAIC's Standard Valuation Law has been enacted by the minimum number of states representing a minimum level of premium volume needed in order for the principles-based approach to become effective. This approach was effective as of January 1, 2017 with a three year phase-in period and is prospective (applying only to new business). National Western and Ozark National fully intend to be compliant with the new Standard Valuation Law by the end of the phase-in period.

The NAIC has also enacted the Own Risk and Solvency Assessment ("ORSA") model act which requires insurers to make a formal assessment of the adequacy of their risk management and current and future solvency positions. National Western's state of domicile, Colorado, passed legislation calling for the adoption of the ORSA Model Act which subjected the company to filing annual ORSA reports with the Colorado Division of Insurance starting in 2017. NWLIC has filed its ORSA report annually in compliance with the regulation. Ozark National has been exempt from filing an ORSA report as its premium level is below the minimum level triggering the requirement to submit such a report.

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

National Western and Ozark National are also subject to the laws and regulations of states and other jurisdictions concerning the identification, reporting, and escheatment of unclaimed or abandoned funds. Compliance with these requirements is subject to audit and examination by state regulators.

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

The Company’s business is also affected by U.S. federal, state and local tax laws. Although the federal government does not directly regulate the life insurance industry, federal measures previously considered or enacted by Congress, if revisited, could affect the insurance industry and the Company's business. These measures include the tax treatment of life insurance companies and life insurance products, as well as changes in individual income tax structures and rates. Even though the ultimate impact of any of these changes, if implemented, is uncertain, the persistency of the Company's existing products and the ability to sell products could be materially affected.

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

The USA Patriot Act of 2001 ("Patriot Act") amended the Money Laundering Control Act of 1986 and the Bank Secrecy Act of 1970 to expand anti-money laundering ("AML") and financial transparency laws applicable to financial services companies, including insurance companies. Among other things, the Patriot Act seeks to identify parties involved in terrorism, money laundering or other illegal activities. It is the policy of the Company to comply fully with all applicable U.S. anti-money laundering laws and regulations and to maintain company-wide awareness of the importance of these laws and regulations. It has adopted an AML Compliance Program, setting forth policies, procedures, and internal controls designed to detect and prevent money laundering.  The goal of this Program is to establish a framework to ensure compliance with all applicable U.S. anti-money laundering laws and regulations, including not only the Patriot Act but also the sanctions programs promulgated by the Office of Foreign Assets Control.

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

The RBC requirements provide for four levels of regulatory attention, varying with the ratio of the insurer's ratio of total adjusted capital to its RBC as measured on December 31 of each year. In addition, the RBC requirements provide for a trend test if an insurer's total adjusted capital falls to a certain range of its ratio relative to its RBC as of the end of the year. National Western and Ozark National's statutory capital and surplus at December 31, 2019, were each significantly in excess of the threshold RBC requirements for regulatory attention and trend test analysis.

Effects of Inflation. The rate of inflation as measured by the change in the average consumer price index has not had a material effect on the revenues or operating results of the Company during the three most recent fiscal years.

Employees.  National Western had 287 employees as of December 31, 2019, substantially all of which worked in its home office in Austin, Texas. Ozark National (including NIS) had 66 employees as of December 31, 2019 substantially all of whom worked in its Kansas City, Missouri home office. None of the employees are subject to collective bargaining agreements governing their employment with either company.

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

The Company primarily invests monies received in investment grade, fixed income investment securities in order to meet its obligations to policyholders and provide a return on its deployed capital. Accordingly, our business is exposed to customary risks of debt markets including credit defaults and changes in fair value. Adverse market conditions can affect the liquidity and value of our investments and we are subject to the credit risk that issuers of these securities may default on principal and interest payments, particularly in the event of an ongoing downturn in the economic and/or business climate. A ratings downgrade affecting issuers of particular securities could worsen the credit quality of our investments and could increase the amount of capital we must hold to maintain our risk-based capital levels which are monitored by regulators and rating agencies. At December 31, 2019, approximately 0.8% of the Company’s $10.5 billion fixed income securities portfolio was comprised of issuers who were investment grade at the time the Company acquired them but were subsequently downgraded for various reasons. Although this is an extremely low percentage compared to industry averages, a substantial increase in defaults from these or other issuers could negatively impact the Company’s financial position and results of operations.

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

Significant changes in interest rates expose insurance companies to the risk of not realizing the anticipated spread between the interest rates earned on investments and the credited rates paid on in force policies and contracts. A decline in interest rates could expose the Company to reduced profitability due to minimum interest rate guarantees that are required in its products by regulation. When interest rates decline or remain low, as has been the case in recent years, the Company will have to reinvest investment portfolio cash proceeds in lower-yielding instruments, further reducing investment income. As a key component of profitability, a narrowing of investment spreads (“spread compression”) could negatively affect operating results. Although the Company has the ability to adjust the rates credited on products in order to maintain our required investment spread, a significant decline in interest rate levels could affect investment yields to the point where the investment spread is compromised due to minimum interest rate guarantees. In addition, the potential for increased policy surrenders and cash withdrawals, competitor activities, and other factors could further limit the Company’s ability to maintain crediting rates on its products at levels necessary to avoid sacrificing investment spread.

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

National Western distributes its life and annuity products through independent broker-agents. These product distributors are not captive and may sell products of competitors of the Company. There is substantial competition in the Company’s domestic market for independent broker-agents with the demonstrated ability to market and sell insurance products. Competition for these individuals or organizations typically centers on company reputation, products and their features, compensation, home office support services and the insurer’s financial position and independent strength ratings. Competitiveness for such individuals and organizations also depends upon the relationships the Company develops with them. An interruption in key relationships could materially affect our ability to market products. Distributors may also elect to reduce or terminate their distribution relationships with the Company at any time. We are further at risk that key distribution partners may change their mode of conducting business that affects how our products are sold. The Company’s future sales and financial condition are dependent upon avoiding significant interruptions in attracting and retaining independent broker-agents and consultants.

Ozark National's selling and marketing is heavily dependent upon continual recruitment of new agents. Their distribution model targets individuals currently not in the insurance business who either desire a new career opportunity or a means of supplementing their current sources of income. Ozark National's success is correlated to not only recruiting these individuals but also providing the training and resources for them to obtain the required insurance and securities licenses in order to market Ozark National's coordinated sale of a traditional life insurance product with a mutual fund investment offered through NIS. Ozark National's future sales and financial condition are dependent upon successfully recruiting new individuals who are able to obtain the necessary licenses to sell their products.

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

The Company is subject to extensive laws and regulations which are complex and subject to change. In addition, these laws and regulations are enforced by a number of different authorities including, but not limited to, individual state insurance regulators (who adopt model laws and regulations of the National Association of Insurance Commissioners ("NAIC")), the Securities and Exchange Commission ("SEC"), state attorney generals, and the U.S. Department of Justice. Compliance with these laws and regulations is time consuming and any changes may materially increase our compliance costs and other expenses of doing business. The regulatory framework at the state and federal level pertaining to insurance products and practices is unsettled and could affect not only the design of our products but our ability to continue to sell certain products.

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

National Western's operations are centralized at its Austin, Texas location and it is licensed to do business in forty-nine states (except New York) and various other U.S. territories and possessions and is regulated by the insurance departments in each of these locations. Although not otherwise licensed, the Company accepted applications from and issued dollar-denominated policies to residents outside of the United States until May 2018. From time to time insurance regulators in these non-U.S. locations have sought to exercise regulatory authority over the Company including the imposition of substantial penal fines. Although these non-U.S. regulators have no jurisdiction over the Company and any actions, including fines, would be unenforceable against the Company, the threat of regulatory action could otherwise absorb Company time and resources away from its business operations.

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

A single shareholder has significant influence in the election of directors and other matters submitted to shareholders.

As of December 31, 2019, the Robert L. Moody Revocable Trust (the “Moody Revocable Trust”) beneficially owned approximately 33.7% of the Company's Class A common stock and 99.0% of its Class B common stock. As a result, subject to applicable legal and regulatory requirements, the Moody Revocable Trust has the ability to exercise significant influence over matters submitted for stockholder approval, and, through its ability to elect a majority of the Board of Directors, matters regarding the Company's business direction and policies.  This concentration of voting power could deter a change of control or other business combination that might be beneficial or preferable to other stockholders.  It may also adversely affect the trading price of the Company's Class A common stock if the Moody Revocable Trust sells a significant number of shares or if investors perceive disadvantages in owning stock in a company in which a single shareholder has such significant ownership.

Changes in accounting standards issued by standard-setting bodies may adversely affect our financial statements and affect the management of business operations.

The Company’s financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) as delineated in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“FASB ASC”). GAAP is subject to constant review by various policy-setting organizations to address emerging accounting rules and issue interpretative accounting guidance. From time to time, the Company is required to adopt new or revise accounting standards or guidance that has been integrated into the FASB ASC. For example, the FASB had an ongoing project to revise the accounting standards for insurance contracts which it ultimately issued as ASU 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts (LDTI). The changes to GAAP from ASU 2018-12 are ultimately effective for the Company in 2022, and adoption of this new standard presents significant accounting changes which will require companies to develop new systems and infrastructure in order to comply. In addition to substantial cost, the standard's complexity and reliance on having accessible data available in policy administration systems will putting a heavy compliance burden on insurers over the next several years. Future accounting standards required to be adopted could possibly further change the current accounting treatment that the Company uses in its Consolidated Financial Statements and such changes could possibly have a material adverse effect on our financial position and results of operations.

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

The Company cedes material amounts of insurance to other unaffiliated insurance companies through reinsurance. New sales of life products are reinsured within prescribed limits and do not require the reinsurer's prior approval within certain guidelines. National Western's maximum retention limit on an insured life is $500,000 while Ozark National's maximum retention limit is $200,000. However, these reinsurance arrangements do not fully discharge the Company’s obligation to pay benefits on the reinsured business. If a reinsurer fails to meet its obligations, the Company would be forced to cover these claims. In addition, if a reinsurer becomes insolvent, it may cause the Company to lose its reserve credits on the ceded business which require the establishment of additional reserves. To mitigate the risks associated with the use of reinsurance, the Company carefully monitors the ratings and financial condition of its reinsurers on a regular basis and attempts to avoid concentration of credit risks by spreading its business among several reinsurers in order to diversify its risk exposure.

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

We are subject to assumption and estimate inaccuracies used in determining deferred policy acquisition costs ("DPAC"), deferred sales inducements ("DSI"), and value of business acquired ("VOBA") balances which may require us to accelerate our amortization.

Amortization of our DPAC, DSI, and VOBA balances depends on the actual and expected profits generated by the respective lines of businesses. In the course of business, the Company makes certain assumptions regarding expected profits that are dependent upon investment returns, mortality, policy persistency, expenses, interest rates, business mix, and other factors concerning the type of business experience expected in future periods. DPAC, DSI and VOBA amounts are calculated using a number of these assumptions. Amortization is dependent upon actual and estimated future gross profits ("EGP") generated by the lines of business that produced the balances and are amortized over the expected lives of the corresponding contracts. The principal assumptions for determining EGP are mortality, persistency, expenses, investment returns (including capital gains and losses on assets supporting contract liabilities), and interest crediting rates to contract holders. DPAC, DSI and VOBA amounts recorded on the Consolidated Balance Sheets are tested to determine if they are recoverable under current assumptions. The estimates and assumptions used to amortize these balances proportional to expected gross profits are also regularly reviewed. Due to the uncertainty associated with establishing these assumptions, the Company cannot, with precision, determine the exact pattern of profit emergence. Updates to these assumptions (commonly referred to as "unlocking") could result in an acceleration of amortization of these balances. Accordingly, actual results could differ from the related assumptions which could have a material and adverse impact on the Company’s operating results.

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

The occurrence of natural disasters and catastrophes, including earthquakes, hurricanes, floods, tornadoes, fires, explosions, pandemic disease and man-made disasters, including acts of terrorism and military actions, could adversely affect the financial condition or results of operations of the Company. Such disasters and catastrophes could impact the Company directly by damaging our facilities, preventing employees from performing their duties or otherwise disturbing the Company’s ordinary business operations, as well as indirectly by changing the condition and behaviors of consumers, business counterparties and regulators and potentially causing declines or volatility in economic and financial markets. Disasters or a pandemic outbreak could disrupt public and private infrastructure, including communications and financial services, which could disrupt the Company's normal business operations. A terrorist attack affecting financial institutions could negatively impact the financial services industry as a whole and our business operations, investment portfolio and our profitability. In addition, such events and conditions could result in a decrease or halt in economic activity in large geographic regions, adversely impacting the marketing of the Company's business within such geographic areas which in turn could have an adverse effect on the Company. Currently, the coronavirus is having an impact on certain sectors of the global economy which, in turn, has the potential to disrupt financial markets. Although the Company has limited liability with respect to countries confronting the virus, the tangential effects could ultimately impact financial aspects of the Company's business. In addition, there can be no assurance that our business continuity plans and insurance coverages would be effective in mitigating any negative effects on our operations or profitability in the event of a terrorist attack or other disaster.

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

In addition, the Company is subject to federal corporate income taxes but receives the benefit of certain tax provisions, including but not limited to, dividends-received deductions and insurance reserve deductions. Due to a variety of factors including the current Federal budget deficit and ongoing proposals from the U.S. Department of Treasury, from time to time Congress and various state legislatures entertain revenue-raising proposals contrary to the life insurance industry, either by raising rates or otherwise changing tax rules, and there is a risk that federal tax legislation could be enacted lessening or eliminating some or all of the tax advantages currently benefiting the Company and result in higher taxes. The Tax Cuts and Job Act ("Tax Act") which was passed in December 2017, besides reducing the federal corporate income tax rate from 35% to 21%, amended certain tax items unique to the life insurance industry which served to increase the Company's federal taxable income. Chief among these in the Tax Act were the capping of the amount of tax reserves that the Company could currently deduct below previous thresholds and increasing the amount of acquisition expenses the Company is required to defer for deduction to future periods.

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

The Company’s success and ability to reach goals is dependent upon its ability to attract and retain qualified personnel. The market for qualified personnel is extremely competitive and the Company may not be able to hire or retain key people. The unexpected loss of services of one or more of the company’s key personnel could have a material adverse effect on the Company’s operations due to their skills, unique knowledge of our business, years of industry experience and the potential difficulty of quickly finding qualified replacements. The Company has largely managed to sustain lower than average employee turnover and retained valued employees with decades of experience in the Company's products, business and systems. However, as these individuals attain retirement age, the Company is exposed to the loss of cumulative knowledge in its operations. The Company's named executive officers are not subject to employee contracts. Sales in our lines of business and our results of operations and financial condition could be materially adversely affected if the Company is unsuccessful in attracting and retaining qualified individuals or its recruiting and retention costs increase significantly.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Braker P III, LLC ("BP III") was created in 2016 to own and manage the operations of an approximately 196,400 square foot commercial office building in Austin, Texas, which BP III acquired. The purchase price of the property was $49.3 million, exclusive of closing costs and fees. The Company relocated its principal office to this facility during the fourth quarter of 2017, and currently occupies approximately 78,000 square feet. At December 31, 2019, all of the remaining space is leased by BP III to other third party tenants.

The Westcap Corporation, a wholly owned subsidiary of National Western, owned the Company’s former office location in Austin, Texas and two buildings adjacent to it. During 2018, the two adjacent buildings were sold for in excess of $2.9 million. During 2019, the former 72,000 square foot office building was sold for $8.5 million.

The Company’s affiliate, Regent Care Building, LP, owned an approximately 63,000 square foot building in Reno, Nevada, which was leased and utilized by another of the Company’s affiliates, Regent Care Operations, LP, for use in its nursing home operations. The Company sold the Reno nursing home operation in the first quarter of 2019.

The Company’s subsidiary, Regent Care San Marcos A-3 LP, owned an approximately 79,000 square foot building in San Marcos, Texas, which was also used in nursing home operations. The Company sold the San Marcos nursing home operation in the second quarter of 2019.

Ozark National owns an approximately 63,000 square foot building located in Kansas City, Missouri which is utilized as commercial office space by Ozark, is leased and utilized as commercial office space by its affiliate NIS, and the remainder is leased by Ozark to a third party tenant. The intercompany lease costs related to NIS have been eliminated for consolidated reporting purposes. Additionally, Ozark owns two parcels of land located in Kansas City, Missouri. The first parcel contains 0.3 acres of land and an unused single-story parking garage. The second parcel contains 2.3 acres of land and operates as a surface parking lot contracted on a monthly basis to a parking lot operator.

Lease costs and related operating expenses for facilities of the Company’s subsidiaries are not significant in relation to the Company’s Consolidated Financial Statements.  The intercompany lease costs have been eliminated for consolidated reporting purposes.

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

National Western was the named defendant in the case of Damaris Maldonado Vinas, et al. vs. National Western Life Insurance, in which the plaintiffs, after National Western had paid the death benefits to the beneficiary (Francisco Iglesias-Alvarez) upon the annuitant’s (Carlos Iglesias-Alvarez) death, sought to annul two annuity policies issued by National Western at the behest of Carlos Iglesias-Alvarez and which named Francisco Iglesias-Alvarez as their beneficiary.  On March 31, 2016, the United States District Court for the District of Puerto Rico (the "Court") issued its Opinion and Order on the pending Motions for Summary Judgment submitted by the parties, and therein denied National Western’s motion and granted plaintiffs’ motion voiding the two annuities and requesting a refund of the premiums paid ($2.9 million).  National Western vigorously defended the case and believed that the Court’s Opinion and Order was contrary to applicable law.  As such, National Western filed a Motion for Reconsideration of Opinion and Order and Corresponding Judgment with the Court on April 27, 2016, which the Court denied on May 5, 2016. National Western filed a Notice of Appeal on June 10, 2016, filed its Appeal Brief on September 12, 2016, and oral arguments with the U.S. Court of Appeals for the First Circuit were held on March 9, 2017. On June 29, 2017, the Court of Appeals vacated the district court's judgment and remanded to the district court to determine whether it is nevertheless equitable for the case to proceed without Francisco Iglesias-Alvarez. Plaintiffs filed a Motion in Support of Determination in Equity and Good Conscience That Action Should Proceed Among Existing Parties Under Fed.R.Civ.P. 19(B) on September 14, 2017, and National Western filed its Opposition to Plaintiffs' Motion on October 27, 2017. On April 2, 2018 the Court asked the parties for additional briefing regarding the Court's jurisdiction over Francisco Iglesias-Alvarez, which the parties filed on April 30, 2018. On May 14, 2018, National Western filed its Opposition to Plaintiffs' Brief.  Plaintiffs filed a Motion to Strike on May 22, 2018, which National Western opposed on June 4, 2018. On August 6, 2018, the Court issued an Opinion and Order dismissing plaintiffs’ case without prejudice and plaintiffs filed a Notice of Appeal to the First Circuit Court of Appeals on September 4, 2018. The case settled in December of 2018, without an admission of liability by either party, via a settlement amount less than the amount previously accrued.

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

In April of 2019, National Western defended a two-week jury trial in which it was alleged that the Company committed actionable Financial Elder Abuse in its issuance of a $100,000 equity indexed annuity to the Plaintiff in the case of Williams v Pantaleoni et al, Case No. 17CV03462, Butte County California Superior Court.  The Court entered an Amended Judgment on the Jury Verdict on July 27, 2019 against the Company in the amount of $14,949 for economic damages and $2.92 million in non-economic and punitive damages. The Company vigorously disputes the verdicts and the amounts awarded, and in furtherance of such filed a Motion for Judgment Notwithstanding Jury Verdict and a Motion for New Trial, both of which were rejected by the Court. On September 9, 2019, the Company filed its Notice of Appeal. On November 11, 2019, the judge awarded the Plaintiff attorney’s fees in the amount of $1.26 million. Both the Plaintiff and the Company have appealed this ruling.

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

Class A Common Stock Data (per share)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2019:
High	$314.25	281.30	286.01	298.00
Low	255.00	251.50	247.25	241.81
Dividends Declared	—	—	—	0.36
2018:
High	$343.22	328.53	335.00	329.00
Low	276.00	287.00	304.65	260.65
Dividends Declared	—	—	—	0.36

There is no established public trading market for the NWLGI’s Class B common stock.

Equity Security Holders

The number of stockholders of record on February 27, 2020 was as follows:

Class A Common Stock	2,280
Class B Common Stock	2

Dividends

Class B common stockholders receive dividends at one-half the per share amount declared on Class A common stock. During 2019, NWLGI paid cash dividends on its Class A and Class B common stock in the amounts of $1.2 million and $36,000, respectively.  During 2018, the Company also paid cash dividends on its Class A and Class B common stock in the amounts of $1.2 million and $36,000, respectively.  Payment of dividends is within the discretion of the Company’s Board of Directors.

Payment of dividends by National Western Life Insurance Company ("National Western") to NWLGI, as the sole owner of National Western, are also within the discretion of National Western's Board of Directors, but are subject to prescribed limitations set by the Colorado Division of Insurance without prior approval.  The Company’s general policy is to reinvest earnings internally to finance the development of new business, provide for potential acquisitions, and to lend support to its financial strength ratings assigned by independent rating agencies. In the years ended December 31, 2019 and 2018, National Western declared and paid dividends to NWLGI in the amounts of $36.0 million and $6.0 million, respectively. The dividends paid in 2019 include the funds necessary for NWLGI to complete its acquisition of NIS. Otherwise, dividends paid by National Western to NWLGI are for funding the operations of the holding company.

Securities Authorized For Issuance Under Equity Compensation Plans

The Company currently has one equity compensation plan that was approved by security holders in 2008. This plan was assumed by NWLGI from National Western in 2015 pursuant to the terms of the holding company reorganization. The plan was amended, restated and approved by stockholders of NWLGI in June 2016 extending its term for ten years from the date of stockholder approval. There are no outstanding options at December 31, 2019 under the plan which would otherwise entitle option holders to shares.  At December 31, 2019, 291,000 shares of Class A common stock remain available for future issuance under the plan.

Performance Graph

The following graph compares the change in the Company's cumulative total stockholder return on its common stock with the NASDAQ - U.S. Companies Index and the NASDAQ - Insurance Stock Index. The graph assumes that the value of the Company's Class A common stock and each index was $100 at December 31, 2014, and that all dividends were reinvested.

Issuer Purchases of Equity Securities

Effective August 22, 2008, National Western adopted and implemented a limited stock buy-back program associated with the 2008 Incentive Plan which provides Option Holders the additional alternative of selling shares acquired through the exercise of options directly back to the Company. This plan and program was assumed by NWLGI from National Western in 2015 pursuant to the terms of the holding company reorganization. The program provides Option Holders with the ability to elect to sell acquired shares back to the Company at any time within ninety (90) days after the exercise of options at the prevailing market price as of the date of notice of election. As of December 31, 2019, there are no options outstanding under the plan.

The following table sets forth the Company’s issuance and repurchase activity of its Class A common shares from Option Holders for the quarter ended December 31, 2019.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May yet Be Purchased Under the Plans or Programs

October 1, 2019 through October 31, 2019	—	$—	N/A	N/A
November 1, 2019 through November 30, 2019	—	$—	N/A	N/A
December 1, 2019 through December 31, 2019	—	$—	N/A	N/A

Total	—	$—	N/A	N/A

Purchased shares are reported in the Company's Consolidated Financial Statements as authorized and unissued.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following five-year financial summary includes comparative amounts derived from the audited Consolidated Financial Statements. (1)

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands except per share amounts)
Earnings Information:
Revenues:
Universal life and annuity contract charges	$149,721	155,205	159,968	163,447	155,608
Traditional life premiums	90,248	18,291	18,962	19,276	19,699
Net investment income	555,492	349,077	659,685	467,674	379,114
Other revenues	17,486	20,603	21,070	18,901	28,166
Net realized investment gains (losses)	6,241	8,423	14,763	13,070	7,209

Total revenues	819,188	551,599	874,448	682,368	589,796

Benefits and expenses:
Life and other policy benefits	137,342	65,297	71,485	65,529	67,452
Amortization of deferred policy acquisition costs	116,802	114,771	114,387	121,139	120,333
Universal life and annuity contract interest	295,330	136,055	437,019	248,390	176,901
Other operating expenses	104,558	93,969	107,002	94,448	78,442

Total benefits and expenses	654,032	410,092	729,893	529,506	443,128

Earnings before Federal income taxes	165,156	141,507	144,555	152,862	146,668
Federal income taxes	33,540	24,749	34,134	51,970	48,272

Net earnings	$131,616	116,758	110,421	100,892	98,396

Basic Earnings Per Share:
Class A	$37.22	33.02	31.23	28.53	27.83
Class B	$18.61	16.51	15.61	14.27	13.91

Diluted Earnings Per Share:
Class A	$37.22	33.02	31.23	28.53	27.82
Class B	$18.61	16.51	15.61	14.27	13.91

Balance Sheet Information:
Total assets	$12,553,447	11,931,691	12,225,094	11,894,981	11,612,576

Total liabilities	$10,425,204	10,030,914	10,392,920	10,173,153	10,000,590

Stockholders’ equity	$2,128,243	1,900,777	1,832,174	1,721,828	1,611,986

Book value per common share	$585.32	522.76	503.88	473.53	443.32

(1) See Note (1) Summary of Significant Accounting Policies to the Consolidated Financial Statement for reorganization effective October 1, 2015.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information contained herein or in other written or oral statements made by or on behalf of National Western Life Group, Inc. and its subsidiaries (the "Company") are or may be viewed as forward-looking. Although the Company has taken appropriate care in developing any such information, forward-looking information involves risks and uncertainties that could significantly impact actual results. These risks and uncertainties include, but are not limited to, matters described in the Company's filings such as exposure to market risks, anticipated cash flows or operating performance, future capital needs, and statutory or regulatory related issues. However, as a matter of policy, the Company does not make any specific projections as to future earnings, nor does it endorse any projections regarding future performance that may be made by others. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments. Also, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments, or otherwise.

Management’s discussion and analysis of the financial condition and results of operations (“MD&A”) of National Western Life Group, Inc. ("NWLGI") for the three years ended December 31, 2019 follows.  Where appropriate, discussion specific to the insurance operations of National Western Life Insurance Company is denoted by "National Western" or "NWLIC". This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and related notes beginning on page 89 of this report.

Effective January 31, 2019, the Company completed its previously announced acquisition of Ozark National Life Insurance Company ("Ozark National") and N.I.S. Financial Services, Inc. ("NIS") following the receipt of regulatory approvals. NWLGI and National Western paid cash in an aggregate amount of approximately $205.4 million in exchange for all of the outstanding stock of Ozark National (wholly owned by National Western) and NIS (wholly owned by NWLGI). The eleven month results of Ozark National and NIS are included in the Company's Consolidated Financial Statements as of and for the year ended December 31, 2019 and reference to each is made in this MD&A where appropriate.

Overview

National Western has historically provided life insurance products on a global basis for the savings and protection needs of policyholders and issued annuity contracts for the asset accumulation and retirement needs of contract holders, both domestic and international residents. As disclosed in the Company's filings during 2018, the Company discontinued accepting applications for its international life insurance products from all foreign residents in other countries in May 2018.

The Company, National Western and Ozark National, accepts funds from policyholders or contract holders and establishes a liability representing future obligations to pay the policy or contract holders and their beneficiaries.  To ensure the Company will be able to pay these future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed income securities.

Due to the business of accepting funds to pay future obligations in later years and the underlying economics, the relevant factors affecting the Company’s overall business and profitability include the following:

●	the level of sales and premium revenues collected
●	the volume of life insurance and annuity business in force
●	persistency of policies and contracts
●	the ability to price products to earn acceptable margins over benefit costs and expenses
●	return on investments sufficient to produce acceptable spread margins over interest crediting rates
●	investment credit quality which minimizes the risk of default or impairment
●	levels of policy benefits and costs to acquire business
●	the ability to manage the level of operating expenses
●	effect of interest rate changes on revenues and investments including asset and liability matching
●	maintaining adequate levels of capital and surplus
●	corporate tax rates and the treatment of financial statement items under tax rules and accounting
●	actual levels of surrenders, withdrawals, claims and interest spreads
●	changes in assumptions for amortization of deferred policy acquisition expenses and deferred sales inducements
●	changes in the fair value of derivative index options and embedded derivatives pertaining to fixed-index life and annuity products
●	pricing and availability of adequate counterparties for reinsurance and index option contracts
●	litigation subject to unfavorable judicial development, including the time and expense of litigation

The Company monitors these factors continually as key business indicators.  The discussion that follows in this Item 7 includes these indicators and presents information useful to an overall understanding of the Company’s business performance in 2019, incorporating required disclosures in accordance with the rules and regulations of the Securities Exchange Commission ("SEC").

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

The U.S. life insurance sector is faced with an interest rate, economic and regulatory environment making strategic long-term planning decisions more challenging and vulnerable to inaccurate assessments. In an environment such as this, the need for a strong capital position that can cushion against unexpected bumps is critical for stability and ongoing business activity. The Company's operating strategy continues to be focused on maintaining capital levels substantially above regulatory and rating agency requirements. Our business model is predicated upon steady growth in invested assets while managing the block of business within profitability objectives. A key premise of our financial management is maintaining a high quality investment portfolio, well matched in terms of duration with policyholder obligations, that continues to outperform the industry with respect to adverse impairment experience. This discipline enables the Company to sustain resources more than adequate to fund future growth and absorb abnormal periods of cash outflows.

Critical Accounting Policies

Accounting policies discussed below are those considered critical to an understanding of the Company’s financial statements.

Impairment of Investment Securities.  The Company’s accounting policy requires that a decline in the value of a security below its amortized cost basis be evaluated to determine if the decline is other-than-temporary.  The primary factors considered in evaluating whether a decline in value for fixed income and equity securities without readily determinable fair values is other-than-temporary include: (a) the length of time and the extent to which the fair value has been less than cost, (b) the reasons for the decline in value (credit event, interest rate related, credit spread widening), (c) the overall financial condition as well as the near-term prospects of the issuer, (d) whether the debtor is current on contractually obligated principal and interest payments, and (e) that the Company does not intend or be required to sell the investment prior to recovery.  In addition, certain securitized financial assets with contractual cash flows are evaluated periodically by the Company to update the estimated cash flows over the life of the security.  If the Company determines that the fair value of the securitized financial asset is less than its carrying amount and there has been a decrease in the present value of the estimated cash flows since the previous purchase or prior impairment, then an other-than-temporary impairment charge is recognized.  The Company would recognize impairment of securities due to changing interest rates or market dislocations only if the Company intended to sell the securities prior to recovery.  When a security is deemed to be impaired, a charge is recorded equal to the difference between the fair value and amortized cost basis of the security.  In compliance with GAAP guidance the estimated credit versus the non-credit components are bifurcated, and the non-credit component is reclassified as unrealized losses in other comprehensive income.  Once an impairment charge has been recorded, the fair value of the impaired investment becomes its new cost basis and the Company continues to review the other-than-temporarily impaired security for appropriate valuation on an ongoing basis.  However, the new cost basis of an impaired security is not adjusted for subsequent increases in estimated fair value.

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

DPAC is also subject to periodic recoverability and loss recognition testing.  These tests ensure that the present value of future contract-related cash flows will support the capitalized DPAC balance to be amortized in the future.  The present value of these cash flows, less the benefit reserve, is compared with the unamortized DPAC balance and if the DPAC balance is greater, the deficiency is charged to expense as a component of amortization and the asset balance is reduced to the recoverable amount. For more information about accounting for DPAC see Note (1), Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements.

Deferred Sales Inducements ("DSI").  Costs related to sales inducements offered on sales to new customers, principally on investment type contracts and primarily in the form of additional credits to the customer’s account value or enhancements to interest credited for a specified period, which are beyond amounts currently being credited to existing contracts, are deferred and recorded as other assets.  All other sales inducements are expensed as incurred and included in interest credited to contract holders’ funds.  Deferred sales inducements are amortized to income using the same methodology and assumptions as DPAC, and are included in interest credited to contract holders’ funds.  Deferred sales inducements are also periodically reviewed for recoverability.  For more information about accounting for deferred sales inducements see Note (1), Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements.

Value of Business Acquired ("VOBA"). VOBA is a purchase accounting convention for life insurance companies in business combinations based upon an actuarial determination of the difference between the fair value of policyholder liabilities acquired and the same policyholder liabilities measured in accordance with the acquiring company's accounting policies. The difference, referred to as VOBA, is an intangible asset subject to periodic amortization. Similar to DPAC and DSI, VOBA is subject to periodic analysis assessing recoverability.

Future Policy Benefits.  Because of the long-term nature of insurance contracts, the Company is liable for policy benefit payments many years into the future.  The liability for future policy benefits represents estimates of the present value of the Company’s expected benefit payments, net of the related present value of future net premium collections.  For traditional life insurance contracts, this is determined by standard actuarial procedures, using assumptions as to mortality (life expectancy), morbidity (health expectancy), persistency, and interest rates, which are based on the Company’s experience with similar products.  The assumptions used are those considered to be appropriate at the time the policies are issued.  An additional provision is made on most products to allow for possible adverse deviation from the assumptions assumed.  For universal life and annuity products, the Company’s liability is the amount of the contract’s account balance.  Account balances are also subject to minimum liability calculations as a result of minimum guaranteed interest rates in the policies. While management and Company actuaries have used their best judgment in determining the assumptions and in calculating the liability for future policy benefits, there is no assurance that the estimate of the liabilities reflected in the financial statements represents the Company’s ultimate obligation. In addition, significantly different assumptions could result in materially different reported amounts.  A discussion of the assumptions used to calculate the liability for future policy benefits is reported in Note (1), Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements.

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

Investment activities of the Company are integral to its insurance operations. Since life insurance benefits may not be paid until many years into the future, the accumulation of cash flows from premium receipts are invested with income reported as revenue when earned. Anticipated yields on investments are reflected in premium rates, contract liabilities, and other product contract features.  These anticipated yields are implied in the interest required on the Company’s net insurance liabilities (future policy benefits less deferred acquisition costs) and contractual interest obligations in its insurance and annuity products.  The Company benefits to the extent actual net investment income exceeds the required interest on net insurance liabilities and manages the rates it credits on its products to maintain the targeted excess or “spread” of investment earnings over interest credited. The Company will continue to be required to provide for future contractual obligations in the event of a decline in investment yield. For more information concerning revenue recognition, investment accounting, and interest sensitivity, please refer to Note (1), Summary of Significant Accounting Policies; Note (3), Investments, in the Notes to Consolidated Financial Statements; and the discussions under Investments in Item 7 of this report.

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

Other significant accounting policies, although not involving the same level of measurement uncertainties as those discussed above, but nonetheless important to an understanding of the financial statements, are described in Note (1), Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements.

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

Consolidated Operations

Revenues.  The following details Company revenues:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)

Universal life and annuity contract charges	$149,721	155,205	159,968
Traditional life premiums	90,248	18,291	18,962
Net investment income (excluding derivatives)	432,285	429,081	436,810
Other revenues	17,486	20,603	21,070
Derivative gain (loss)	123,207	(80,004)	222,875
Net realized investment gains (losses)	6,241	8,423	14,763

Total revenues	$819,188	551,599	874,448

Universal life and annuity contract revenues - Revenues for universal life and annuity contract charges decreased in 2019 compared to 2018 due to lower surrender charge revenue from terminated policies and lower cost of insurance and administrative charges as shown below. Revenues for universal life and annuity products consist of policy charges for the cost of insurance, administration charges, and surrender charges assessed against policyholder account balances, less reinsurance premiums as depicted in the following table.

	Years Ended December 31,
Contract Charges:	2019	2018	2017
	(In thousands)

Cost of insurance and administrative charges	$126,049	129,591	134,884
Surrender charges	33,079	37,138	42,061
Other charges	8,171	6,040	(173)
Gross contract revenues	167,299	172,769	176,772

Reinsurance premiums	(17,578)	(17,564)	(16,804)

Net contract charges	$149,721	155,205	159,968

Cost of insurance charges were $102.0 million in 2019 compared to $105.9 million in 2018 and $107.5 million in 2017. Cost of insurance charges typically trend with the size of the universal life insurance block in force and the amount of new business issued during the period. The volume of universal life insurance in force during 2019 decreased to $14.4 billion from $15.6 billion at year-end 2018 and $16.5 billion at year-end 2017. Administrative charges were $24.1 million, $23.7 million, and $27.4 million for the years ended December 31, 2019, 2018 and 2017, respectively, and correlate with new universal life insurance business sales by the number of policies placed, the amount of premiums received and the volume of insurance issued. National Western's decision in May 2018 to cease accepting international policy applications from residents of other countries significantly decreased the level of universal life insurance sales.

Surrender charges assessed against policyholder account balances upon withdrawal were $33.1 million in 2019 compared to $37.1 million in 2018 and $42.1 million in 2017. While the Company earns surrender charge income that is assessed upon policy terminations, the Company’s overall profitability is enhanced when policies remain in force and additional contract revenues are realized and the Company continues to make an interest rate spread equivalent to the difference it earns on its investment and the amounts that it credits to policyholders. While policy lapse rates in 2019 for the domestic life insurance and annuities segments were somewhat lower than those experienced in 2018, the international life segment exhibited a higher lapse rate. Surrender charge income recognized is also dependent upon the duration of policies at the time of surrender (i.e. later duration policy surrenders have lower surrender charges assessed and earlier policy surrenders have a higher surrender charge assessed).

The growth in domestic life insurance sales for the past several years has been driven principally by the sale of single premium life insurance products. In 2013, the Company began deferring the premium load associated with these products and spreading it over future income periods. The amount shown above as "Other charges" represents the net of previously capitalized amounts being amortized into revenue over current year deferrals of premium loads. Sales of single premium life insurance products have been a substantial portion of the Company's new business over the past several years and has generated a higher balance of premium loads being amortized as revenue.

Traditional life premiums - Traditional life premiums in 2019 include the activity of Ozark National subsequent to their acquisition on January 31, 2019. Ozark National's principal product is a non-participating whole life insurance policy with premiums remitted primarily on a monthly basis. The product is sold in tandem with a mutual fund investment product offered through its broker-dealer affiliate, NIS. Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period. A sizable portion of National Western's traditional life business resided in the International Life insurance segment which ceased accepting new applications in the second quarter of 2018. However, National Western’s overall life insurance sales focus has historically been primarily centered around universal life products. The addition of Ozark National's business of repetitive paying permanent life insurance adds an important complement to National Western's life insurance sales. Included in the amount for the year ended December 31, 2019 is $69.0 million of life insurance renewal premium from Ozark National. Universal life products, especially National Western’s equity-index universal life products, which offer the opportunity for consumers to acquire life insurance protection and receive credited interest linked in part to an outside market index, have been more popular product offerings in the Company’s markets.

Net investment income (with and without derivatives) - A detail of net investment income is provided below.

	Years Ended December 31,
	2019	2018	2017
	(In thousands)

Gross investment income:
Debt and equities	$403,372	399,645	409,401
Mortgage loans	12,595	12,066	11,045
Policy loans	3,539	3,185	3,485
Short-term investments	2,974	2,249	1,012
Other invested assets	13,057	13,289	13,137

Total investment income	435,537	430,434	438,080
Less: investment expenses	3,252	1,353	1,270

Net investment income (excluding derivatives)	432,285	429,081	436,810

Derivative gain (loss)	123,207	(80,004)	222,875

Net investment income	$555,492	349,077	659,685

Debt and equity securities generated approximately 93% of total investment income, excluding derivative gains and losses, in 2019 compared to 93% in 2018. The Company’s strategy is to invest substantially all of its cash flows in fixed debt securities within its guidelines for credit quality, duration, and diversification. The higher level of investment income from debt and equity securities in 2019 versus 2018, reflects the addition of Ozark National which added $22.2 million to the total amount. National Western's debt and equity securities investment income continues to experience higher yielding debt securities maturing or being called by borrowers and being replaced with lower yielding securities in the current interest rate environment. In addition, the excess of annuity outflows over inflows has caused the debt security portfolio to contract during 2019. With the acquisition of Ozark National and NIS in the first quarter of 2019, a substantial portion of National Western's investable cash resources was applied toward the purchase of the two companies and then subsequently to pay back line of credit borrowings of $75 million used to fund a part of the acquisition price.

The Company's investable funds are derived from incremental cash flow from new business and investment income from its portfolio above its operational requirements to pay policy benefits, commissions, and expenses. The debt securities portfolio declined from $10.3 billion at December 31, 2017 to $10.2 billion at December 31, 2018, but increased to $10.5 billion at December 31, 2019 reflecting the addition of Ozark National's $722.9 million debt security portfolio. Investment yields on new bond purchases in 2018 exceeded the portfolio's weighted average yield for the first time since 2009. The portfolio weighted average yield was approximately 3.78% at December 31, 2019, while the yield on debt security purchases to fund insurance operations was 4.06% in 2019 and 4.20% in 2018. Ozark National's weighted average portfolio yield at December 31, 2019 was 3.59%. Although the yield on new purchases in 2018 and 2019 exceeded the portfolio weighted average yield, bond portfolio returns continued to be impacted by higher yielding debt securities maturing or being called by borrowers with the proceeds being reinvested into lower yielding securities.

Effective January 1, 2018, new accounting guidance required changes in fair values of equity securities to be included in the Consolidated Statements of Earnings rather than as a component of Accumulated Other Comprehensive Income in Stockholders' Equity. For the years ended December 31, 2019 and 2018, an unrealized gain of $3.5 million and an unrealized loss of $(1.8) million, respectively, are included in net investment income reflecting the change in fair value of equity securities during the periods. The carrying value of the Company’s portfolio of equity securities was $23.6 million at December 31, 2019.

The Company’s new mortgage loan activity has been impacted by the low level of rates and the highly competitive underwriting of commercial properties in the current economic environment. Due to a concerted effort, the volume of new mortgage loan originations during 2019 increased from prior year levels, although aggressive interest rates offered by competitors served to hold down new loan originations in 2018. Mortgage loan investment income benefits from incremental contributions from loan prepayment fees and profit participation receipts.

Policy loan and other invested asset balances outstanding have remained relatively stable over the past few years. As noted above, the Company maintained elevated short-term investment balances during the latter part of 2018 in anticipation of closing the acquisition of target companies in early 2019.

In order to evaluate underlying profitability and results from ongoing operations, net investment income performance is analyzed excluding derivative gain (loss), which is a common practice in the insurance industry. Although this is considered a non-GAAP financial measure, Company management believes this financial measure provides useful supplemental information by removing the swings associated with fair value changes on derivative instruments.  Net investment income and average invested assets shown below includes cash and cash equivalents. Net investment income performance is summarized as follows:

	Years Ended December 31,
	2019	2018	2017
	(In thousands except percentages)

Excluding derivatives:
Net investment income	$432,285	429,081	436,810
Average invested assets, at amortized cost	$10,881,052	10,758,315	10,623,632
Annual yield on average invested assets	3.97%	3.99%	4.11%

Including derivatives:
Net investment income	$555,492	349,077	659,685
Average invested assets, at amortized cost	$10,967,188	10,863,022	10,781,320
Annual yield on average invested assets	5.07%	3.21%	6.12%

The decline in average invested asset yield, excluding derivatives, from 2017 to 2018 and to 2019 is due to the Company continuing to obtain low yields on newly invested cash inflows as higher yielding assets mature or are called. The pattern in average invested asset yield, including derivatives, incorporates increases and decreases in the fair value of index options purchased by National Western to support its fixed-index products. Fair values of the purchased call options recorded net gains in 2017 and 2019 while recording a loss in 2018 corresponding to the movement in the S&P 500 Index® during these periods (the primary index the fixed-index products employ). Refer to the derivatives discussion following this section for a more detailed explanation.

Other revenues - Other revenues have historically pertained to the Company’s two nursing home operations in Reno, Nevada and San Marcos, Texas. Beginning in 2017, other revenues also includes the operations of Braker P III ("BP III"), a new subsidiary created at the end of 2016 to own and manage a commercial office building it acquired (Refer to Item 2. Properties in Part I of this filing for further discussion). Beginning in 2019, other revenues also include NIS, the broker-dealer affiliate of Ozark National acquired effective January 31, 2019.

The Company sold its Reno nursing home operations effective February 1, 2019 and its San Marcos nursing home operations effective May 1, 2019. Revenues associated with these operations were $4.3 million, $17.2 million and $18.2 million in 2019, 2018 and 2017, respectively. Revenues for each nursing home entity are included in the 2019 amount through their respective dates of sale.

NIS revenues of $8.2 million pertain to operations for the months of February through December of 2019. Revenues associated with BP III were $3.9 million, $3.2 million and $1.5 million in December 31, 2019, 2018 and 2017, respectively, reflecting additional tenant leases subsequently executed. Other revenues also includes the annual revaluation of the fair value of the life interest in the Libbie Shearn Moody Trust.

Derivative gain (loss) - Index options are derivative financial instruments used to hedge the equity return component of the National Western’s fixed-index products.  Derivative gain or loss includes the amounts realized from the sale or expiration of the options. Since the index options do not meet the requirements for hedge accounting under GAAP, they are marked to fair value on each reporting date and the resulting unrealized gain or loss is reflected as a component of net investment income. As the options hedging the notional amount of policyholder contract obligations are purchased as close as possible to like amounts, the amount of the options returns tend to correlate closely with indexed interest credited.

Gains and losses from index options are substantially due to changes in equity market conditions.  Index options are intended to act as hedges to match the returns on the product’s underlying reference index and the rise or decline in the index relative to the index level at the time of the option purchase which causes option values to likewise rise or decline. As income from index options fluctuates with the underlying index, the contract interest expense to policyholder accounts for the Company’s fixed-index products also fluctuates in a similar manner and direction. During 2019 and 2017, the reference indices increased and the Company recorded each year an overall gain from index options with a corresponding increase in contract interest expense in an amount relative to the gains recorded. In 2018, the reference indices decreased and an overall loss from index options was incurred and contract interest expense similarly declined.

The table below summarizes the derivative gain (loss) amounts and total contract interest by year.

	Years Ended December 31,
	2019	2018	2017
	(In thousands)

Derivatives:
Unrealized gain (loss)	$152,993	(191,654)	74,607
Realized gain (loss)	(29,786)	111,650	148,268

Total gain (loss) included in net investment income	$123,207	(80,004)	222,875

Total contract interest	$295,330	136,055	437,019

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

The financial statement investment spread, the difference between investment income and interest credited to contractholders, is subject to variations from option performance during any given period. For example, many of the Company's equity-index annuity products provide for the collection of asset management fees. These asset management fees are assessed when returns on expiring options are positive, and they are collected prior to passing any additional returns above the assessed management fees to the policy contractholders. During periods of positive returns, the collected asset management fees serve to increase the financial statement spread by increasing option realized gains reported as investment income in an amount greater than interest credited to policy contractholders which is reported as contract interest expense. Asset management fees collected in 2019, 2018, and 2017 were $15.9 million, $24.3 million, and $31.8 million, respectively.

Net realized investment gains (losses) - Realized gains (losses) on investments include proceeds from bond calls, sales and impairment write-downs, as well as gains and losses on the sale of real estate property. The net gains reported in 2019 consisted of gross gains of $17.1 million, offset by gross losses of $10.9 million. Included in gross gains is $5.7 million from the sale of land and building associated with the nursing home in Reno, Nevada sold effective January 31, 2019, and a $3.2 million gain pertaining to the sale of the Company's former Austin, Texas home office facility. Included in gross losses is a $2.0 million loss on the sale of the building pertaining to the San Marcos, Texas nursing home which was sold effective May 1, 2019, and an other-than-temporary impairment on a single debt security credit in the amount $7.8 million. Included in the gross gains in 2018 is $1.8 million from the sale of two buildings adjacent to the former home office property located in Austin, Texas which housed portions of National Western's operations. Included in the gross gains in 2017 is approximately $2.3 million realized from a partial sale of the Company's previous home office land property to the Texas Department of Transportation to be used in the construction of roadway expansion.

The Company records impairment write-downs when a decline in value is considered to be other-than-temporary and full recovery of the investment is not expected. Impairments due to credit factors are recorded in the Company’s Consolidated Statements of Earnings while non-credit (liquidity) impairment losses are included in the Consolidated Statements of Comprehensive Income (Loss).

	Years Ended December 31,
	2019	2018	2017
	(In thousands)

Impairment or valuation write-downs:
Bonds	$7,847	—	—
Equities	—	—	112
Mortgage loans	—	—	—
Real estate	—	—	—

Total	$7,847	—	112

Equity impairments (common stocks) represent a mark-to-market write-down on securities in which the market discount to book value was considered significant and had been maintained for several reporting periods. Prior to 2018, market value changes in equity security holdings were recorded through Other Comprehensive Income as a component of Stockholders' Equity. Effective January 1, 2018, accounting guidance for equity securities was amended requiring that market value changes be recorded as a component of investment income in the Consolidated Statements of Earnings in the period of change. This guidance caused the impairment analysis of equity securities to be no longer applicable. Equity securities represent 0.2% of invested assets and individual holdings have an average cost basis of approximately $92,000.

Benefits and Expenses. The following details benefits and expenses.

	Years Ended December 31,
	2019	2018	2017
	(In thousands)

Life and other policy benefits	$137,342	65,297	71,485
Amortization of deferred policy acquisition costs and value of business acquired	116,802	114,771	114,387
Universal life and annuity contract interest	295,330	136,055	437,019
Other operating expenses	104,558	93,969	107,002

Totals	$654,032	410,092	729,893

Life and other policy benefits - Life and other policy benefits include death claims of $65.8 million, $44.9 million and $38.6 million for 2019, 2018 and 2017, respectively. Of the amount included in the year ended December 31, 2019, $36.5 million was associated with National Western business and $29.3 million pertained to Ozark National. Death claim amounts are subject to variation from period to period. In 2019, the number of National Western life insurance claims decreased 5% from 2018 and the average dollar amount per net claim declined 7% to $48,400. National Western’s mortality experience has generally been consistent with or better than its product pricing assumptions. The average net claim for Ozark National during the 2019 period was $15,300 reflecting the average face amount of insurance inforce of $34,100 at December 31, 2019 . Mortality exposure is managed through reinsurance treaties under which the Company's retained maximum net amount at risk on any one life is capped at $500,000. Ozark National's retained maximum net amount at risk is capped at $200,000 under its reinsurance treaties with limited exceptions related to the conversion of child protection and guaranteed insurability riders.

Life and other policy benefits also includes policy liabilities held associated with the Company's traditional life products, including riders such as the guaranteed minimum withdrawal benefit rider ("WBR"), a popular rider to National Western's equity-indexed annuity products. The increases in these liabilities for National Western were $24.4 million, $7.3 million, and $17.9 million in 2019, 2018, and 2017, respectively. In 2019 and 2018, National Western unlocked its policy benefit reserves associated with the WBR which resulted in an increase to the policy benefit liability of $0.7 million in 2019 and a decrease to the policy benefit liability during in 2018 of $15.7 million. The primary unlocking adjustment included within the 2018 amount was an adjustment of the assumed rate of election by policyholders taking withdrawal payments to a rate consistent with actual experience (which was lower than the conservative assumption previously used).

Life and other policy benefits in the year ended December 31, 2019 includes changes in traditional life reserves and miscellaneous benefit payments associated with Ozark National's operations of $30.5 million reflecting normal business conditions.

Amortization of deferred policy acquisition costs and value of business acquired - Life insurance companies are required to defer certain expenses that vary with, and are directly related to, the cost of acquiring new business.  The majority of these acquisition expenses consist of commissions paid to agents, underwriting costs, and certain marketing expenses.  Recognition of these deferred policy acquisition costs (“DPAC”) as an expense in the Consolidated Financial Statements occurs over future periods in relation to the expected emergence of profits priced into the products sold.  This emergence of profits is based upon assumptions regarding premium payment patterns, mortality, persistency, investment performance, and expense patterns. Companies are required to review universal life and annuity contract assumptions periodically to ascertain whether actual experience has deviated significantly from that assumed. If it is determined that a significant deviation has occurred, the emergence of profits pattern is to be "unlocked" and reset based upon the actual experience. DPAC balances are also adjusted each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience (“true-up”) with the adjustment reflected in current period amortization expense. In accordance with GAAP guidance, the Company must also write off deferred acquisition costs and unearned revenue liabilities upon internal replacement of certain contracts as well as annuitizations of deferred annuities.

The following table identifies the effects of unlocking adjustments on DPAC balances recorded through amortization expense separate from recurring amortization expense components for 2019, 2018 and 2017.

	Years Ended December 31,
Amortization of DPAC	2019	2018	2017
	(In thousands)

Unlocking adjustments	$(8,643)	(950)	(11,857)
Other amortization components	117,748	115,721	126,244

Totals	$109,105	114,771	114,387

The amortization amount for the year ended December 31, 2019 was comprised of DPAC amortization by National Western of $108.4 million and by Ozark National of $0.7 million. Ozark National's deferred policy acquisition cost balance was initiated February 1, 2019 following its acquisition by National Western.

In 2019, the Company unlocked its DPAC balances for: (1) mortality rates, lapse rates, portfolio yield rates and spreads, and maintenance expense on its International life business which collectively increased DPAC balances (and reduced amortization expense) on its Life segment by $11.2 million; and (2) surrender rates, annuitization rates, portfolio yield rates and spreads, and utilization of the Company's withdrawal benefit rider which collectively decreased DPAC balances (and increased amortization expense) on its Annuity segment by $2.6 million.

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

As the DPAC balance is an asset on the Company's Consolidated Balance Sheets, GAAP provides for an earned interest return on the unamortized balance each period. The earned interest serves to increase the DPAC balance and reduce other amortization component expense. The rate at which the DPAC balance earns interest is the average credited interest rate on universal life and annuity policies in force, including credited interest on equity-indexed policies. The amount of earned interest on DPAC balances recorded was $12.0 million, $29.1 million, and $33.5 million in 2019, 2018, and 2017, respectively, decreasing other amortization component expense. The reduced interest amount in 2019 reflects lower realized returns on equity-index products.

As part of the purchase accounting required with the acquisition of Ozark National effective January 31, 2019, the Company recorded an intangible asset of $145.8 million referred to as the value of business acquired ("VOBA"). VOBA represents the difference between the acquired assets and liabilities of Ozark National measured in accordance with the Company's accounting policies and the fair value of these same assets and liabilities. The VOBA balance sheet amount is amortized following a methodology similar to that used for amortizing deferred policy acquisition costs. In the year ended December 31, 2019, the Company's VOBA amortization was $7.7 million.

Universal life and annuity contract interest - The Company closely monitors credited interest rates on interest sensitive policies (National Western products), taking into consideration such factors as profitability goals, policyholder benefits, product marketability, and economic market conditions.  As long-term interest rates change, the Company's credited interest rates are often adjusted accordingly, taking into consideration the factors described above. The difference between yields earned on investments over policy credited rates is often referred to as the "interest spread."

National Western's approximated average credited rates, excluding and including equity-indexed products, were as follows:

	December 31,			December 31,
	2019	2018	2017	2019	2018	2017
	(Excluding fixed-index products)			(Including fixed-index products)

Annuity	1.94%	2.07%	2.19%	2.23%	1.13%	3.81%
Interest sensitive life	3.37%	3.37%	3.41%	6.94%	2.61%	7.77%

Contract interest reported in financial statements also encompasses the performance of the index options associated with the Company's fixed-index products. As previously noted, the market value changes of these derivative features resulted in net realized and unrealized gains (losses) in 2019, 2018 and 2017 of $123.2 million, $(80.0) million and $222.9 million, respectively. In 2019, this figure was comprised of unrealized gains totaling $153.0 million offset by realized losses of $(29.8) million. These returns similarly increased/(decreased) the computed average credited rates for the periods shown above. Policyholders of equity-indexed products cannot receive an interest credit below 0% according to the policy contract terms.

Generally, the impact of the market value change of index options on asset values aligns closely with the movement of the embedded derivative liability held for the Company's fixed-index products such that the net effect upon pretax earnings is negligible (i.e. net realized and unrealized gains/(losses) included in net investment income approximate the change in contract interest associated with the corresponding embedded derivative liability change). However, other aspects of the embedded derivatives can cause deviations to occur between the change in index option asset values included in net investment income and the change in the embedded derivative liability included in contract interest. As noted in the discussion of net investment income, the collection of asset management fees in a period can cause investment income to increase marginally higher than contract interest expense since these collected fees are deducted from indexed interest credited to policyholders. During the years ended December 31, 2019, 2018, and 2017, asset management fees collected were $15.9 million, $24.3 million, and $31.8 million, respectively.

Accounting rules require the embedded derivative liability to include a projection of asset management fees estimated to be collected in the succeeding fiscal year. This projection is based upon the most recent performance of the reference equity index. Increases in projected asset management fees collected reduce contract interest expense while decreases in projected asset management fees collected increase contract interest expense. During the years ended December 31, 2019, 2018, and 2017, contract interest was increased/(decreased) by $(33.6) million, $17.6 million, and $6.9 million, respectively, for these projection changes. The increases to contract interest expense reflect lower estimated asset management fees to be collected while the decrease to contract interest expense represents an increase to the amount of asset management fees estimated to be collected. Refer to Note (3) Derivative Investments in the accompanying Notes to Consolidated Financial Statements for further information.

Contract interest expense also includes reserve changes for immediate annuities, two tier annuities, excess death benefit reserves, excess annuitizations, and amortization of deferred sales inducement balances. These items are offset by policy charges assessed for policies having the withdrawal benefit rider (WBR). As changes in these items collectively impact contract interest expense, financial statement interest spread is also affected. For the years ended December 31, 2019, 2018, and 2017 the changes in these items increased contract interest expense by $26.9 million, $22.8 million, and $38.1 million, respectively.

Similar to deferred policy acquisition costs, the Company defers sales inducements in the form of first year credited interest bonuses on annuity products that are directly related to the production of new business. These bonus interest charges are deferred and amortized using the same methodology and assumptions used to amortize other capitalized acquisition costs and the amortization is included in contract interest. In addition, deferred sales inducement balances ("DSI") are also reviewed periodically to ascertain whether actual experience has deviated significantly from that assumed (unlock) and are adjusted to reflect current policy lapse or termination rates, expense levels and credited rates on policies compared to anticipated experience (true-up). These adjustments, plus or minus, are included in contract interest expense. As part of the DPAC balance unlockings for the Annuity segment previously discussed for 2019, 2018, and 2017, the Company also unlocked its DSI balance. The effect of the prospective unlocking was to decrease the DSI balance by $0.6 million in 2019 and $4.3 million in 2017 (and increase contract interest expense), and to increase the DSI balance by $1.3 million in 2018 thereby decreasing contract interest expense.

As previously discussed in the amortization of deferred policy acquisition costs section, the Company unlocked its life insurance DPAC balance for mortality experience and its annuity DPAC for annuitization reserves. These prospective unlockings impacted the excess benefit reserves and excess annuitization reserves, respectively. The impact of these unlockings increased these reserves, and contract interest expense, by $9.6 million in 2019. Similarly, the unlocking adjustments in 2018 increased these same reserves by $14.2 million and contract interest by a like amount. The unlockings of excess benefit reserves and two-tier annuity reserves increased contract interest expense by $13.7 million in 2017.

Other operating expenses - Other operating expenses consist of general administrative expenses, licenses and fees, commissions not subject to deferral, nursing home expenses, real estate expenses, brokerage expenses, and compensation costs. These are summarized in the table that follows.

	Years Ended December 31,
	2019	2018	2017
	(In thousands)

General insurance expenses	$38,860	29,028	38,074
Nursing home expenses	3,493	15,935	16,804
Compensation expenses	31,956	27,340	27,146
Commission expenses	10,502	8,816	10,738
Real estate expenses	5,236	5,125	2,993
Brokerage expenses (NIS)	4,372	—	—
Taxes, licenses and fees	10,139	7,725	11,247

Totals	$104,558	93,969	107,002

In the year ended December 31, 2019, general insurance expenses include a $3.3 million broker fee paid in connection with the acquisition of Ozark National and NIS which closed during the first quarter. GAAP precludes this fee from being part of the purchase price for acquiring these businesses. Also included in 2019 are general insurance expenses of Ozark National in the amount of $4.2 million.

General insurance expenses include expenditures for software and amortization of previously capitalized information technology expenditures. The Company has progressively released into production components of system development over the past couple of years initiating amortization of these capitalized costs. Software costs, including amortization expense, for 2019, 2018, and 2017 were $12.7 million, $11.3 million, and $9.0 million, respectively. General insurance expenses also include payments and provisions made relating to potential or contingent legal liabilities. Expenses related to these items were $0.0 million, $(1.8) million, and $8.5 million in 2019, 2018, and 2017, respectively. The 2018 amount reflects settlement of an annuity contract matter in Puerto Rico for $1.0 million and the release of the excess provision of $1.9 million recorded previously. The 2017 amount pertains to an $8.2 million loss contingency recorded by the Company at December 31, 2017 related to excess premiums on certain of its policies. Refer to the Legal Proceedings narrative in Part I, Item 3 of this Form 10-K for further discussion of litigation matters.

Nursing home expenses reflect the operations of the Company's two facilities in Reno, Nevada and San Marcos, Texas. As noted previously, these operations were sold during 2019: the Reno operation effective February 1, 2019, and the San Marcos operation effective May 1, 2019. Expenses shown for 2019 reflect operations up to the date of sale for each facility.

Compensation expenses include share-based compensation costs related to outstanding vested and nonvested stock options and stock appreciation rights ("SARs"), restricted stock units ("RSUs"), and performance share units ("PSUs"). The related share-based compensation costs move in tandem not only with the number of awards outstanding but also with the movement in the market price of the Company's Class A common stock as a result of marking the stock options, SARs, and RSUs to fair value under the liability method of accounting. Consequently, the related expense amount varies positive or negative in any given period. In the amounts shown above, share-based compensation expense totaled $2.4 million in 2019, $1.4 million in 2018 and $5.0 million in 2017. These expense levels reflect a change in the Company's Class A common share price from $310.80 at December 31, 2016 to $331.02 at December 31, 2017 to $300.70 at December 31, 2018 and to $290.88 at December 31, 2019. In addition to the changes in price of the Company's Class A common shares, there were 20,380, 12,590, and 22,184 SARs granted to officers in 2019, 2018 and 2017, respectively.

Commission expenses in 2019 include Ozark National non-deferrable commissions of $3.2 million.

Real estate expenses pertain to the commercial building operated by Braker P III. The building was acquired at year-end 2016 and National Western relocated to this facility during the fourth quarter of 2017. The increased level of operating expenses beginning in 2018 reflects National Western's occupancy as well as other third party tenants added during 2018 and 2019.

Taxes, licenses and fees include premium taxes and licensing fees paid to state insurance departments, guaranty fund assessments, the company portion of social security and Medicare taxes, real estate taxes, state income taxes, and other state and municipal taxes. State income taxes are generally determined by apportioning federal taxable income based upon premium generated from a particular state as a percentage of total premiums. Federal taxable income is derived primarily from statutory financial results. National Western state income tax expense was $3.4 million, $0.8 million, and $2.5 million in 2019, 2018, and 2017, respectively. Premium tax expenses for the years ended December 31, 2019, 2018, and 2017 were $5.5 million, $3.4 million, and $4.0 million, respectively. The 2017 taxes, licenses and fees expense also includes withholding tax liabilities for international policy distributions not previously withheld on. Ozark National taxes, licenses and fees included in 2019 amounts were $2.2 million.

Segment Operations

Summary of Segment Earnings

A summary of segment earnings from continuing operations for the years ended December 31, 2019, 2018 and 2017 is provided below.  The segment earnings exclude realized gains and losses on investments, net of taxes.

	Domestic Life Insurance	International Life Insurance	Annuities	Acquired Businesses	All Others	Totals
	(In thousands)

Segment earnings (loss):
2019	$2,163	34,818	53,582	16,617	19,506	126,686
2018	1,401	33,704	53,371	—	21,628	110,104
2017	2,835	59,025	17,409	—	21,556	100,825

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below.

	Years Ended December 31,
	2019	2018	2017
	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$45,709	40,879	37,387
Net investment income	77,672	23,579	73,866
Other revenues	313	19	46

Total premiums and other revenues	123,694	64,477	111,299

Benefits and expenses:
Life and other policy benefits	18,948	21,688	18,565
Amortization of deferred policy acquisition costs	11,797	11,539	10,377
Universal life insurance contract interest	69,849	8,826	59,865
Other operating expenses	20,376	20,731	18,842

Total benefits and expenses	120,970	62,784	107,649

Segment earnings (loss) before Federal income taxes	2,724	1,693	3,650

Provision (benefit) for Federal income taxes	561	292	815

Segment earnings (loss)	$2,163	1,401	2,835

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

	Years Ended December 31,
	2019	2018	2017
	(In thousands)

Universal life insurance revenues	$51,591	45,371	40,970
Traditional life insurance premiums	5,063	5,552	5,333
Reinsurance premiums	(10,945)	(10,044)	(8,916)

Totals	$45,709	40,879	37,387

The Company’s domestic life insurance in force, in terms of policy counts, has been declining for some time. The pace of new policies issued has lagged the number of policies terminating from death or surrender causing a declining level of insurance in force from which contract revenue is received. Consequently, the number of domestic life insurance policies in force has declined from 50,200 at December 31, 2017 to 49,000 at December 31, 2018 and to 47,900 at December 31, 2019. Policy lapse rates in 2019 decreased to 6.2% from 6.5% in 2018.

Universal life insurance revenues are also generated with the issuance of new business based upon amounts per application and percentages of the face amount (volume) of insurance issued. The number of domestic policies issued during 2019 was 8% lower than in 2018 and the volume of insurance issued was 3% more than that in 2018.

In 2013 the Company began deferring the premium load on its highest selling domestic product, single pay life insurance. Amounts deferred are amortized into revenues over future periods corresponding with the duration of the policies. Initially, the premium load amounts deferred exceeded the amounts amortized back into revenues. However, the cumulative amounts deferred have reached a level such that the current year revenue amortization now exceeds the current period deferral resulting in net increasing revenue from this accounting method. Net revenue associated with this activity was $8.2 million, $6.0 million, and $(0.2) million in 2019, 2018, and 2017, respectively.

Premium dollars collected on universal life products are not reflected as revenues in the Company's Consolidated Statements of Earnings in accordance with GAAP.  Actual domestic universal life premiums collected are detailed below.

	Years Ended December 31,
	2019	2018	2017
	(In thousands)

Universal life insurance:
First year and single premiums	$180,457	169,363	132,358
Renewal premiums	18,124	19,538	20,117

Totals	$198,581	188,901	152,475

During the past several years, sales have been substantially weighted toward single premium policies which do not have much in the way of recurring premium payments. These products are targeting wealth transfer strategies involving the movement of accumulated wealth in alternative investment vehicles, including annuities, into life insurance products. As a result, renewal premium levels have not been exhibiting a corresponding level of increase.

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

	Years Ended December 31,
	2019	2018	2017
	(In thousands)

Net investment income (excluding derivatives)	$44,399	41,123	36,579
Derivative gain (loss)	33,273	(17,544)	37,287

Net investment income	$77,672	23,579	73,866

Universal life insurance contract interest	$69,849	8,826	59,865

Life and policy benefits for a smaller block of business are subject to variation from period to period. Claim count activity during 2019 decreased 5% compared to 2018 while the average net claim amount increased to $34,400 from $31,800. The low face amount per claim relative to the current issued amounts of insurance per policy reflects the older block of domestic life insurance policies sold which were final expense type products (i.e. purchased to cover funeral costs). The increase in the average net claim amount reflects claims from more recent policy sales (single premium wealth transfer products) which have higher face amounts of insurance coverage per policy. GAAP reporting requires that claims be recorded after any cash value amounts that have been accumulated in the policies. While the average domestic claim increased in 2019 compared to 2018, the accumulated cash values on the claims incurred was higher in 2019 (which reduces the net amount at risk on policies). The overall mortality experience for this segment has been better than pricing assumptions.

As noted previously in the discussion of results from Consolidated Operations, true-up adjustments are recorded to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience with the adjustment reflected in current period amortization expense. To the extent required, unlocking adjustments may also be recorded to DPAC balances. The following table identifies the effects of unlocking adjustments on domestic life insurance DPAC balances recorded through amortization expense separate from recurring amortization expense components for 2019, 2018 and 2017.

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Amortization of DPAC
Unlocking adjustments	$(360)	1,015	795
Other amortization components	12,157	10,524	9,582

Totals	$11,797	11,539	10,377

In 2019, DPAC balances were unlocked for this segment for mortality rates, lapse rates, and portfolio yield rates (investment spread margin) which cumulatively had the effect of slightly increasing DPAC balances (and reducing amortization expense). In 2018, the Company unlocked DPAC balances associated with the Domestic Life segment for favorable mortality, extended death benefit reserves, and the investment portfolio yield supporting universal life policy liabilities, the effect of which was to decrease DPAC balances by $1.0 million (and increase amortization expense). During 2017, the Company unlocked the interest crediting rate spread on certain equity-indexed universal life products which also increased amortization expense by $0.8 million.

Although not an unlocking, in 2018 the Company successfully converted its reserve modeling for excess death benefit reserves on UL riders to its existing actuarial software platform. The implementation refined the estimate increasing reserves and included an adjustment decreasing the Domestic Life DPAC balance (increasing amortization expense). The amount of the amortization expense increase was $0.8 million.

In the Consolidated Operations discussion of amortization of deferred acquisition costs it was noted that interest earned on DPAC balances serves to offset (decrease) amortization expense and that the interest rate used is the crediting rate experience during the period. The increase in the core amortization expense in 2019 relative to 2018 reflects lower interest earned on universal life DPAC balances due to the lower crediting rates resulting from declines in index option returns.

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

Contract interest also includes certain policy reserve balance changes which are also subject to unlocking adjustments in conjunction with DPAC. As part of the 2019 and 2018 unlockings discussed above, the Company increased its excess benefit reserve balance by $0.3 million in 2019 (increasing contract interest expense) and reduced its excess benefit reserve by $1.0 million in 2018 which served to decrease contract interest expense by a like amount.

Operating expenses are allocated to lines of business based upon a functional cost analysis of the business activity giving rise to incurred expenses. With the Company's decision to cease accepting applications from international residents and the decline in annuity sales volumes, a higher proportion of operating expenses were allocated to the Domestic Life segment in 2019 and 2018 given the increase in activity in this segment and its greater share of the overall operational resources.

International Life Insurance Operations

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below.

	Years Ended December 31,
	2019	2018	2017
	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$99,417	108,923	120,852
Net investment income	47,004	22,603	68,399
Other revenues	86	87	83

Total premiums and other revenue	146,507	131,613	189,334

Benefits and expenses:
Life and other policy benefits	17,064	22,333	23,981
Amortization of deferred policy acquisition costs	17,593	24,358	(1,473)
Universal life insurance contract interest	48,561	24,590	54,502
Other operating expenses	19,447	19,593	36,341

Total benefits and expenses	102,665	90,874	113,351

Segment earnings before Federal income taxes	43,842	40,739	75,983

Provision (benefit) for Federal income taxes	9,024	7,035	16,958

Segment earnings	$34,818	33,704	59,025

As with Domestic Life operations, revenues from the International Life insurance segment include both premiums on traditional type products and revenues from universal life insurance.  A comparative detail of premiums and contract revenues is provided below.

	Years Ended December 31,
	2019	2018	2017
	(In thousands)

Universal life insurance revenues	$95,391	103,704	115,112
Traditional life insurance premiums	10,659	12,739	13,628
Reinsurance premiums	(6,633)	(7,520)	(7,888)

Totals	$99,417	108,923	120,852

Universal life revenues and operating earnings are largely generated from the amount of life insurance in force. Over the past three years, the volume of insurance in force for this segment has contracted from $16.6 billion at December 31, 2017 to $15.4 billion at December 31, 2018 and to $13.7 billion at December 31, 2019. The decline in volume of in force reflects the decision at the end of 2015 to begin disengaging from certain countries. During 2018 the Company made the decision to cease accepting international policy applications from residents from all remaining countries. Universal life insurance revenues are also generated with the issuance of new business based upon amounts per application and percentages of the face amount (volume) of insurance issued. During 2018, the number of international life policies decreased 48% from the prior year while the volume of insurance issued decreased approximately 50% from the level in 2017. No policies have been issued since September 2018.

A third component of international universal life revenues include surrender charges assessed upon surrender of contracts by policyholders. In 2015, termination activity levels increased in conjunction with the Company's decision to cease accepting applications from residents in Brazil and certain other countries resulting in additional surrender charge fee revenues. This activity continued into 2016 and 2017 but subsided in 2018. While the termination rate edged up in 2019, the resulting additional surrender charge fee revenue was less due to lower surrender charge fees assessed later in the contract term according to the policy contract provisions. The following table illustrates National Western's recent international life termination experience.

Volume In Force Terminations	Amount in $’s	Annualized Termination Rate
	(millions)

Year Ended December 31, 2019	$1,671.5	10.9%
Year Ended December 31, 2018	1,706.3	10.0%
Year Ended December 31, 2017	2,309.7	12.2%
Year Ended December 31, 2016	2,340.6	11.6%
Year Ended December 31, 2015	2,659.1	12.3%

As noted previously, premiums collected on universal life products are not reflected as revenues in the Company's Consolidated Statements of Earnings in accordance with GAAP.  Actual international universal life premiums collected are detailed below.

	Years Ended December 31,
	2019	2018	2017
	(In thousands)

Universal life insurance:
First year and single premiums	$989	11,454	16,024
Renewal premiums	67,066	78,611	86,461

Totals	$68,055	90,065	102,485

National Western’s most popular international products were its fixed-index universal life products in which the policyholder could elect to have the interest rate credited to their policy account values linked in part to the performance of an outside equity index. These products issued were not generally available in the local markets when sold. Included in the totals in the above table are collected premiums for fixed-index universal life products of approximately $41.3 million, $57.8 million and $65.6 million for the years ended 2019, 2018 and 2017, respectively. The declining trend in renewal premiums during these periods corresponds with the decline in policies in force due to reduced sales activity and increased termination activity as discussed above.

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

	Years Ended December 31,
	2019	2018	2017
	(In thousands)

Net investment income (excluding derivatives)	$30,126	33,264	35,117
Derivative gain (loss)	16,878	(10,661)	33,282

Net investment income	$47,004	22,603	68,399

Universal life insurance contract interest	$48,561	24,590	54,502

The gain or loss on index options follows the movement of the reference indice with realized gains or losses being recognized on the anniversary of each index option based upon the reference indice level at the expiration date relative to the index level at the time the index option was purchased. Unrealized gains and losses are recorded for index options outstanding based upon their fair values, largely determined by the reference indice level, at the balance sheet reporting date as compared to the original purchase cost of each respective option.

For liability purposes, the embedded option in the Company's policyholder obligations for this feature is bifurcated and reserved for separately. Accordingly, the impact for the embedded derivative component in the equity-index universal life product is reflected in the contract interest expenses for each respective period.

Life and policy benefits primarily consist of death claims on policies. National Western’s clientele for international products are generally wealthy individuals with access to U.S. dollars and quality medical care. Consequently, the amounts of coverage purchased historically tended to be larger amounts. Life and policy benefit expense for the international life segment reflects the larger policies historically purchased, however mortality due to natural causes is comparable to that in the United States. The Company's maximum risk exposure per insured life is capped at $500,000 through reinsurance. The average international life net claim amount (after reinsurance) in 2019 decreased to $175,000 from $205,200 while the number of claims incurred declined 6% from the amount incurred in 2018. Measured over a period of years, the Company's international life mortality experience has generally been better than product pricing assumptions.

The Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels, and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking adjustments on international life insurance DPAC balances recorded through amortization expense separate from recurring amortization components for 2019, 2018 and 2017.

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Amortization of DPAC
Unlocking adjustments	$(10,860)	251	(27,732)
Other amortization components	28,453	24,107	26,259

Totals	$17,593	24,358	(1,473)

During 2019, DPAC balances were unlocked for mortality rates, lapse rates, maintenance expenses, and investment spread which increased DPAC balances and reduced amortization expense. Favorable mortality experience on the block of business was the primary cause behind the DPAC balance increase.

In 2018, the Company unlocked DPAC balances associated with its International Life segment for extended death benefit reserves and the investment portfolio yield supporting universal life policy liabilities. The effect of the prospective unlocking was to decrease DPAC balances by $0.3 million (and increase amortization expense). In 2017, the Company unlocked the DPAC balance for favorable mortality, lower than expected lapses from disengaged countries, the implementation of an interest crediting clawback on certain universal life policies, and the interest crediting rate spread on one of its equity-indexed universal life products which collectively increased DPAC balances and decreased amortization expense by $27.7 million.

Although not an unlocking, during 2018 the Company successfully converted its reserve modeling for excess death benefit reserves on UL riders over to its existing actuarial software platform. The implementation refined the actuarial estimate increasing these reserves and included an adjustment increasing the International Life DPAC balance (decreasing amortization expense). The amount of the core amortization expense decrease was $3.6 million.

Contract interest expense includes the fluctuations that are the result of the effect upon the embedded derivative for the performance of the underlying equity indices associated with fixed-indexed universal life products. For liability purposes, the embedded option in the Company's policyholder obligations for this feature is bifurcated and reserved for separately. Accordingly, the impact for the embedded derivative component in the equity-index universal life product is reflected in the contract interest expense for approximately the same amounts as the purchased call options are reported in net investment income for each respective period. Amounts realized on purchase call options generally approximate the amounts credited to policyholders.

As part of the 2019 and 2018 unlockings discussed above, the Company's excess benefit reserve was also unlocked. Changes in the excess benefits reserve are a component of contract interest expense. The unlockings in each year increased its excess benefit reserve, by $7.9 million in 2019 and by $14.1 million in 2018, which served to increase contract interest expense by a like amount.

Similar to the Domestic Life segment, operating expenses are allocated to lines of business based upon a functional cost analysis of the business activity giving rise to incurred expenses. As discussed in the Domestic Life segment, a greater proportion of the Company's overall operating expenses were allocated toward the Domestic Life segment and away from the International Life and Annuity segments due to decreased activity in the latter two segments. In 2017, the potential and contingent legal liability provisions discussed in the Consolidated Operations section pertained to and were allocated to the International Life segment.

Annuity Operations

Annuity operations are exclusively in the United States. A comparative analysis of results of operations for the Company's annuity segment is detailed below.

	Years Ended December 31,
	2019	2018	2017
	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$20,317	23,694	20,691
Net investment income	380,357	276,123	490,706
Other revenues	(34)	66	109

Total premiums and other revenues	400,640	299,883	511,506

Benefits and expenses:
Life and other policy benefits	41,487	21,276	28,939
Amortization of deferred policy acquisition costs	79,064	78,874	105,483
Annuity contract interest	176,920	102,639	322,652
Other operating expenses	35,699	32,584	32,021

Total benefits and expenses	333,170	235,373	489,095

Segment earnings before Federal income taxes	67,470	64,510	22,411

Provision (benefit) for Federal income taxes	13,888	11,139	5,002

Segment earnings	$53,582	53,371	17,409

Premiums and contract charges primarily consist of surrender charge income recognized on terminated policies. The amount of the surrender charge income recognized is determined by the volume of surrendered contracts as well as the duration of each contract at the time of surrender given the pattern of declining surrender charge rates over time that is common to most annuity contracts. The Company's lapse rate for annuity contracts during 2019 was 7.4%, a slight decrease from a rate of 7.5% in 2018 but significantly greater than the 6.0% rate experienced in 2017. Annuity contracts with fixed interest rates are more prone to terminate during periods of increases in secular interest rate levels and as contracts approach the end of their surrender charge period.

Deposits collected on annuity contracts are not reflected as revenues in the Company's Consolidated Statements of Earnings in accordance with GAAP.  Actual annuity deposits collected are detailed below.

	Years Ended December 31,
	2019	2018	2017
	(In thousands)

Fixed-index annuities	$241,253	382,153	578,647
Other deferred annuities	14,747	22,883	23,926
Immediate annuities	8,648	6,172	6,226

Totals	$264,648	411,208	608,799

Fixed-index products are more attractive for consumers when interest rate levels remain low and equity markets produce positive returns. Since National Western does not offer variable products or mutual funds, fixed-index products provide an important alternative to the Company's existing fixed interest rate annuity products. Fixed-index annuity deposits as a percentage of total annuity deposits were 91%, 93% and 95% for the years ended December 31, 2019, 2018 and 2017, respectively. The percentage of fixed-index products to total annuity sales reflects the low interest rate environment and the ongoing bull market in equities.

Some of the Company's deferred products, including fixed-index annuity products, contain a first year interest bonus ranging from 1% to 7% depending upon the product, in addition to the base first year interest rate. Other products include a premium bonus ranging from 2% to 10% which is credited to the account balance when premiums are applied. These sales inducements are deferred in conjunction with other capitalized policy acquisition costs. The amount deferred to be amortized over future periods amounted to approximately $3.2 million, $7.5 million and $17.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. Amortization of deferred sales inducements is included as a component of annuity contract interest as described later in this discussion of Annuity Operations.

A detail of net investment income for annuity operations is provided below.

	Years Ended December 31,
	2019	2018	2017
	(In thousands)

Net investment income (excluding derivatives)	$307,301	327,922	338,400
Derivative gain (loss)	73,056	(51,799)	152,306

Net investment income	$380,357	276,123	490,706

Annuity contract interest	$176,920	102,639	322,652

As seen in the above table, net investment income also includes the gains and losses on index options purchased to back the index crediting mechanism on fixed-index universal products. The gain or loss on index options follows the movement of the reference indice with realized gains and losses being recognized on the anniversary of each index option based upon the reference indice at the expiration date relative to the index level at the time the index option was purchased. Unrealized gains and losses are recorded for index options outstanding based upon their fair value, largely determined by the reference indice level, at the balance sheet reporting date as compared to the original purchase cost of each respective option.

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

Consistent with the domestic and international life segments, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking adjustments on annuity DPAC balances recorded through amortization expense separate from recurring amortization expense components for 2019, 2018 and 2017.

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Amortization of DPAC
Unlocking adjustments	$2,577	(2,216)	15,080
Other amortization components	76,487	81,090	90,403

Totals	$79,064	78,874	105,483

DPAC balances associated with the Annuity segment were unlocked in 2019 for assumptions pertaining to lapse rates, annuitization rates, investment spreads, and utilization of the Company's withdrawal benefit rider. The effect of the prospective unlocking was to decrease DPAC balances and to increase amortization expense.

In 2018, the Company unlocked the DPAC balances associated with its Annuity segment for assumptions concerning mortality, the election rate of the Company's withdrawal benefit rider, and for the investment portfolio yield supporting annuity contract accounts. The effect of the prospective unlocking was to increase DPAC balances by $2.2 million (and decrease amortization expense). In 2017, the Company unlocked the DPAC balance associated with its annuity segment for surrender/annuitization assumptions and interest crediting rate spreads. The effect of the prospective unlocking was to increase amortization expense by $15.1 million. The larger unlocking adjustment in 2017 served to lessen the subsequent unlocking adjustments in 2018 and 2019.

Amortization of DPAC balances is proportional to estimated expected gross profits ("EGPs") for a line of business. Experience which deviates from the EGPs assumed similarly increases or decreases the amortization of DPAC. With the decline in collected asset management fees in 2019 as compared to 2018 due to lower index option returns, EGPs for the annuity line of business have been less than previously estimated which has produced a slowdown in core amortization of DPAC. This is the underlying factor causing amortization to be lower than that experienced in 2018 and 2017. In addition, the EGPs of the non-index block of annuity policies have been steadily decreasing with the declining amount of policies in force as well as DPAC unlockings in recent years for unfavorable experience.

Annuity contract interest includes the equity component return associated with the call options purchased to hedge National Western's fixed-index annuities. The detail of fixed-index annuity contract interest as compared to contract interest for all other annuities is as follows:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)

Fixed-indexed annuities	$100,292	14,861	230,936
All other annuities	59,434	75,028	81,073

Gross contract interest	159,726	89,889	312,009
Bonus interest deferred and capitalized	(3,160)	(7,546)	(17,901)
Bonus interest amortization	20,354	20,296	28,544

Total contract interest	$176,920	102,639	322,652

The fluctuation in reported contract interest amounts for fixed-index annuities is driven by sales levels, the level of the business in force, and the effect of positive or negative market returns of option values on projected interest credits. As noted in the net investment income discussion, the amounts shown for contract interest for fixed-index annuities generally align with the derivative gains/(losses) included in net investment income due to the market change of index options aligning closely with the movement of the embedded derivative liability held for these products.

As noted in the discussion in the Consolidated Operations section, collection of asset management fees on positive returns of expiring options are subtracted from contract interest credited to policyholders. This offset serves to lessen the increase in contract interest expense relative to the option gains reported in the Company's net investment income. Asset management fees collected during 2019, 2018, and 2017 were $15.9 million, $24.3 million, and $31.8 million, respectively.

As previously noted, accounting rules require the embedded derivative liability to include a projection of asset management fees estimated to be collected in the succeeding fiscal year as an offset to projected policyholder interest credits. The projections are based upon the recent performance of options as of balance sheet reporting dates. The change in this projection, plus or minus, is included in contract interest expense for the period being reported on. During the years ended December 31, 2019, 2018, and 2017, contract interest was increased/(decreased) by $(33.6) million, $17.6 million, and $6.9 million, respectively, for this occurrence. The increases to contract interest expense reflect lower estimated asset management fees to be collected while the decrease to contract interest expense represents an increase to the amount of asset management fees estimated to be collected. The Annuity segment contains the products which charge asset management fees.

Annuity contract interest includes true-up adjustments for the deferred sales inducement balance which are done each period similar to that done with respect to DPAC balances with the adjustment reflected in current period contract interest expense. To the extent required, the Company may also record unlocking adjustments to deferred sales inducement balances in conjunction with DPAC balance unlockings. For the years ended December 31, 2019, 2018, and 2017 bonus interest amortization was increased/(decreased) by $0.6 million, $(1.3) million and $4.3 million, respectively, for unlocking adjustments.

Life and policy benefits for the Annuity segment include death claims and benefits associated with the Company's withdrawal benefit rider (WBR). As part of the unlockings performed in 2019 and 2018, the Company unlocked its policy benefits reserves associated with the assumption regarding policyholder utilization of the WBR provisions attached to annuity contracts. The assumptions were updated for actual utilization experience versus that which was previously assumed. The effect of this prospective unlocking was to increase policy reserves by $0.7 million (and increase policy benefits expense) in 2019 and to decrease policy reserves by $15.7 million (and decrease life and policy benefits expense) in 2018. The adjustment in 2018 was the first instance of unlocking for WBR utilization and the adjustment reflects an overly conservative utilization assumption that was previously in place.

As noted in the Domestic Life insurance and International Life insurance segments, the Company's overall operating expenses are allocated based upon functional business activity and volumes. Although annuity sales activity decreased in 2019 and 2018 relative to the life insurance segments, the Annuity segment maintains a high level of maintenance expenses for the in force block of business which kept operating expenses at a relatively level amount. The 2018 annuity operating expense also benefited by the $1.9 million lawsuit accrual reduction for the Puerto Rico matter discussed in Part I Item 3. Legal Proceedings of this annual report.

Acquired Businesses

Effective January 31, 2019, Ozark National and NIS were acquired and their results included in the Consolidated Financial Statements of the Company. Ozark National and NIS have been combined into a separate segment "Acquired Businesses" given their inter-related marketing and sales approach which consists of a coordinated sale of a non-participating whole life insurance product (Ozark National) and a mutual fund investment product (NIS). An analysis of results of operations for the Company's acquired businesses segment is detailed below.

2019
(In thousands)

Premiums and contract revenues:
Premiums and contract charges	$74,526
Net investment income	22,593
Other revenues	8,445

Total revenues	105,564

Benefits and expenses:
Life and other policy benefits	59,843
Amortization of deferred policy acquisition costs and value of business acquired	8,348
Other operating expenses	17,056

Total benefits and expenses	85,247

Segment earnings (loss) before Federal income taxes	20,317
Provision (benefit) for Federal income taxes	3,700

Segment earnings (loss)	$16,617

Revenues from acquired businesses principally include life insurance premiums on traditional type products. Unlike universal life, revenues from traditional products are simply life premiums recognized as income over the premium-paying period of the related policies. The detail of premiums is provided below.

2019
(In thousands)

Traditional life insurance premiums	$76,576
Other insurance premiums and considerations	419
Reinsurance premiums	(2,469)

Totals	$74,526

Ozark National's traditional life block of business at December 31, 2019 included approximately 183,400 policies in force representing $6.25 billion of life insurance coverage. The repetitive pay nature of Ozark National's business promotes a higher level of persistency with an annualized lapse rate of 4.6% through December 31, 2019.  Traditional life premiums by first year and renewal are detailed below.

2019
(In thousands)

Traditional life insurance premiums:
First year premiums	$5,332
Renewal premiums	71,244

Totals	$76,576

Other revenues consists primarily of brokerage revenue of NIS. Brokerage revenues of $8.2 million for the eleven months subsequent to their acquisition had associated brokerage expense of $4.4 million which is included in Other operating expenses.

The average face value of Ozark National's policies in force at December 31, 2019 was approximately $34,100. Consequently, life and policy benefits for smaller face amounts are subject to variation from quarter to quarter. Incurred death claims for the eleven months of operations were $29.3 million representing an average net claim of $15,300. Ozark National's maximum retention on any single insured life is $200,000 with limited exceptions related to the conversation of child protection and guaranteed insurability riders. The balance of life and policy benefits during the year ended December 31, 2019 consists of increases in insurance reserves and payments of other policy benefits.

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

Subsequent to its acquisition effective January 31, 2019, Ozark National began deferring policy acquisition costs and amortizing these deferrals similar to the methodology employed by National Western. The following table identifies the amortization expense of Ozark National's DPAC and VOBA for the eleven months subsequent to their acquisition.

2019
(In thousands)

Unlocking	$—
VOBA amortization expense	7,697
DPAC amortization expense	651

Totals	$8,348

Other Operations

The Company's primary business encompasses its domestic and international life insurance operations, its annuity operations, and its acquired businesses.  However, the Company also has small real estate, nursing home, and other investment operations through its wholly owned subsidiaries.

As discussed in the Consolidated Operations section, the Company closed on the sales of its two nursing home facilities during 2019. The Reno, Nevada nursing home operations were sold effective February 1, 2019 and the San Marcos, Texas nursing home operations were sold effective May 1, 2019. Nursing home operations generated $0.8 million, $1.3 million and $1.4 million of pre-tax earnings in 2019, 2018, and 2017, respectively.

Pre-tax operating amounts for these periods also include the results of BP III, the entity owning and operating the Company's home office facility in Austin, Texas. BP III commenced operations at the beginning of 2017 and National Western relocated to this facility in the fourth quarter of 2017. BP III incurred pre-tax losses of $(1.4) million, $(1.9) million and $(1.5) million in 2019, 2018 and 2017, respectively. Rent and rental expenses paid by National Western to BP III have been eliminated in consolidation.

The remaining pre-tax earnings in Other Operations of $25.2 million, $26.8 million, and $27.8 million for the years ended December 31, 2019, 2018, and 2017, respectively, includes investment income from real estate, municipal bonds, and common and preferred equities held in subsidiary company portfolios principally for tax-advantage purposes. Included in these amounts are semi-annual distributions from a life interest in the Libbie Shearn Moody Trust which is held in NWLSM, Inc. Pretax distributions from this trust were $6.7 million, $7.5 million, and $6.1 million in 2019, 2018, and 2017, respectively. In addition to pretax distributions, these amounts also include additional revenue recorded for annually revaluing the actuarial life interest in the Libbie Shearn Moody Trust which had a value of $9.2 million and $8.7 million at December 31, 2019 and 2018, respectively. Pre-tax earnings in 2019 also include expenses of $3.3 million related to the purchase of Ozark National and NIS.

INVESTMENTS

General

The Company's investment philosophy emphasizes the careful handling of policyowners' and stockholders' funds to achieve security of principal, to obtain the maximum possible yield while maintaining security of principal, and to maintain liquidity in a measure consistent with current and long-term requirements of the Company.

The Company's overall conservative investment philosophy is reflected in the allocation of its investments, which is detailed below as of December 31, 2019 and 2018.  The Company emphasizes investment grade debt securities.

	December 31, 2019		December 31, 2018
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Debt securities	$10,463,190	94.7	$10,231,313	96.7
Mortgage loans	272,422	2.5	203,180	1.9
Policy loans	80,008	0.7	54,724	0.6
Derivatives, index options	157,588	1.4	14,684	0.1
Real estate	34,588	0.3	35,692	0.3
Equity securities	23,594	0.2	17,491	0.2
Other	27,502	0.2	21,159	0.2

Totals	$11,058,892	100.0	$10,578,243	100.0

Invested assets at December 31, 2019 include Ozark National amounts as follows: Debt securities of $722.9 million; Policy loans of $27.1 million; and Real estate of $4.6 million.

The Company’s investment portfolio increased 5% to $11.1 billion at December 31, 2019 compared to $10.6 billion at December 31, 2018 due primarily to the addition of Ozark National and NIS invested assets as well as unrealized gain increases associated with investments reported at fair value (debt securities available for sale, index options and equity securities). These increases offset the decline in National Western's bond portfolio caused by annuity policy benefit outflows exceeding new premium cash inflows.

A portion of the Company’s debt securities are designated in the available for sale portfolio, which is reported at fair market value. Unrealized losses associated with this part of the portfolio were $(62.6) million at December 31, 2018 but shifted to an unrealized gain position of $150.8 million at December 31, 2019 incrementally increasing the total portfolio balance. The increase in the unrealized gain position of the portfolio is largely a consequence of market interest rate levels decreasing during 2019.

Derivatives are call options purchased to hedge the interest crediting mechanism associated with the Company's fixed-index universal life and annuity policies. These options are reported on the Consolidated Balance Sheets at fair value in accordance with GAAP. The unrealized gain position of options held at December 31, 2019 was $80.7 million which was $153.0 million higher than the unrealized loss position at December 31, 2018 of $72.3 million. The increase is due to the higher equity index level at the end of 2019 relative to the market indice levels at the time outstanding options were purchased while the converse was true at the end of 2018.

Debt Securities

The Company maintains a diversified portfolio which consists mostly of corporate, mortgage-backed, and public utility fixed income securities. Investments in mortgage-backed securities primarily include U.S. government agency pass-through securities and collateralized mortgage obligations ("CMO"). The Company's investment guidelines prescribe limitations by type of security as a percent of the total investment portfolio and all holdings were within these threshold limits.  As of December 31, the Company's debt securities portfolio consisted of the following for 2019 and 2018:

	December 31, 2019		December 31, 2018
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Corporate	$7,668,483	73.3	$7,544,831	73.7
Residential mortgage-backed	1,080,674	10.3	1,193,016	11.7
Public utilities	959,815	9.2	1,014,100	9.9
State and political subdivisions	533,962	5.1	457,970	4.5
U.S. agencies	100,910	1.0	—	—
Asset-backed securities	71,260	0.7	10,051	0.1
Commercial mortgage-backed	32,974	0.3	—	—
Foreign governments	11,330	0.1	10,004	0.1
U.S. Treasury	3,782	—	1,341	—

Totals	$10,463,190	100.0	$10,231,313	100.0

The majority of the Company’s investable cash flows are directed toward the purchase of long-term debt securities.  The Company’s investment policy calls for investing in debt securities that are investment grade, meet quality and yield objectives, and provide adequate liquidity for obligations to policyholders.  Debt securities with intermediate maturities are targeted by the Company as they more closely match the intermediate nature of the Company’s policy liabilities and provide an appropriate strategy for managing cash flows. During 2019, the Company purchased a higher level of longer maturity debt securities to match the increased duration of its growing life insurance policy liabilities. The Company holds minimal levels of U.S. Treasury securities due to their low yields and deposits most of these holdings with various state insurance departments in order to meet security deposit on hand requirements in these jurisdictions.

Long-term debt securities purchased to fund National Western insurance company operations are summarized below.

	Year Ended December 31
	2019	2018
	(Dollars in thousands)

Cost of acquisitions	$299,442	$737,223
Average S&P quality	BBB	BBB+
Effective annual yield	4.06%	4.20%
Spread to treasuries	1.79%	1.29%
Effective duration	12.0 years	8.3 years

Rating agencies generally view mortgage-backed securities as having additional risk for insurers holding interest sensitive liabilities given the potential for asset/liability disintermediation. Consequently, the Company holds predominantly agency mortgage-backed securities.  Because mortgage-backed securities are subject to prepayment and extension risk, the Company has substantially reduced these risks by investing in CMOs, which have more predictable cash flow patterns than pass-through securities.  These securities, known as planned amortization class I ("PAC I"), very accurately defined maturity ("VADM") and sequential tranches are designed to amortize in a more predictable manner than other CMO classes or pass-throughs.  The Company does not purchase tranches, such as PAC II and support tranches, that subject the portfolio to greater than average prepayment risk.  Using this strategy, the Company can more effectively manage and reduce prepayment and extension risks, thereby helping to maintain the appropriate matching of the Company's assets and liabilities.

In addition to diversification, an important aspect of the Company's investment approach is managing the credit quality of its investment in debt securities.  Thorough credit analysis is performed on potential corporate investments including examination of a company's credit and industry outlook, financial ratios and trends, and event risks.  This emphasis is reflected in the high average credit rating of the Company's debt securities portfolio with 99.2% held in investment grade securities.  In the table below, investments in debt securities are classified according to credit ratings by nationally recognized statistical rating organizations.

	December 31, 2019		December 31, 2018
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

AAA	$113,875	1.1	$102,240	1.0
AA	2,112,238	20.2	2,083,271	20.4
A	3,347,199	32.0	3,135,471	30.6
BBB	4,806,181	45.9	4,816,117	47.1
BB and other below investment grade	83,697	0.8	94,214	0.9

Totals	$10,463,190	100.0	$10,231,313	100.0

Investments in debt securities that are below investment grade are the result of subsequent downgrades of the securities.  These holdings are further summarized below.

	Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	% of Invested Assets
	(In thousands except percentages)

December 31, 2019	$85,493	83,697	84,516	0.8%

December 31, 2018	$102,938	94,214	92,711	0.9%

The Company's percentage of below investment grade securities compared to total invested assets at December 31, 2019 decreased compared to year-end 2018 primarily due to net upgrades of several credit issuers and disposals of securities through maturities or sales.  The Company's holdings of below investment grade securities are relatively small and as a percentage of total invested assets are low compared to industry averages.

Holdings in below investment grade securities by category as of December 31, 2019 are summarized below, including their comparable fair value as of December 31, 2018 for those debt securities rated below investment grade at December 31, 2019. The Company continually monitors developments in these industries for issues that may affect security valuation.

	Below Investment Grade Debt Securities
Industry Category	Amortized Cost 2019	Carrying Value 2019	Fair Value 2019	Fair Value 2018
	(In thousands)

Asset-backed securities	$3,618	3,698	3,759	3,765
Residential mortgage-backed	827	710	710	761
Oil & gas	782	861	861	—
Manufacturing	70,273	68,247	69,005	64,240
Other	9,993	10,181	10,181	9,250

Totals	$85,493	83,697	84,516	78,016

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

Generally accepted accounting principles require that investments in debt securities be written down to fair value when declines in value are judged to be other-than-temporary.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price methodology). Refer to Note (4) Fair Values of Financial Instruments of the accompanying Consolidated Financial Statements for further discussion.

During the year ended December 31, 2019, the Company recorded an other-than-temporary impairment ("OTTI") credit related write-down on one debt security. See Note (2) Investments of the accompanying Consolidated Financial Statements for further discussion. In accordance with GAAP guidance for reporting other-than-temporary impairments due to credit loss versus non-credit loss, the Company recognized on its securities held at December 31, 2019 a total of $8.5 million of other-than-temporary impairments of which $8.5 million were deemed credit related and recognized as realized investment losses in earnings, and $0.0 million that was deemed non-credit related impairments and recognized in other comprehensive income.

The Company is required to classify its investments in debt securities into one of three categories: (a) trading securities; (b) securities available for sale; or (c) securities held to maturity. The Company purchases securities with the intent to hold to maturity and accordingly does not maintain a portfolio of trading securities. Of the remaining two categories, available for sale and held to maturity, the Company makes a determination on categorization based on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. As shown in the table below, at December 31, 2019, approximately 31.2% of the Company's total debt securities, based on fair values, were classified as securities available for sale. These holdings in available for sale provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.

	December 31, 2019
	Fair Value	Amortized Cost	Unrealized Gains
	(In thousands)

Held to maturity	$7,407,703	7,106,245	301,458
Available for sale	3,356,945	3,206,120	150,825

Totals	$10,764,648	10,312,365	452,283

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

The Company targets a minimum specified yield on mortgage loan investments determined by reference to currently available debt security instrument yields, plus a desired amount of incremental basis points.  During the past several years, the low interest rate environment, along with a competitive marketplace, resulted in fewer loan opportunities being available that met the Company's required rate of return.  Mortgage loans originated by the Company totaled $121.4 million and $29.9 million for the years 2019 and 2018, respectively. The increased level of originations in 2019 reflect the Company's efforts in more actively pursuing and underwriting mortgage loan credits. Principal repayments on mortgage loans in 2019 and 2018 were $47.8 million and $35.2 million, respectively.

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

The Company's direct investments in real estate are not a significant portion of its total investment portfolio.  For the years ended December 31, 2019 and 2018, there were no real estate properties acquired through mortgage loan foreclosure. The Company also participates in several real estate joint ventures and limited partnerships that invest primarily in income-producing retail properties.

The Company held net investments in mortgage loans, after allowances for possible losses, totaling $272.4 million and $203.2 million at December 31, 2019 and 2018, respectively.  The diversification of the portfolio by geographic region, property type, and loan-to-value ratio was as follows:

	December 31, 2019		December 31, 2018
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Geographic Region:
West South Central	$191,089	70.0	$116,205	57.0
East North Central	17,248	6.3	20,944	10.3
South Atlantic	35,698	13.1	29,829	14.6
East South Central	8,063	2.9	13,801	6.8
West North Central	12,505	4.6	12,751	6.3
Pacific	6,436	2.4	6,626	3.2
Middle Atlantic	2,058	0.7	2,138	1.0
Mountain	—	—	1,561	0.8
Gross balance	273,097	100.0	203,855	100.0

Allowance for possible losses	(675)	(0.2)	(675)	(0.3)

Totals	$272,422	99.8	$203,180	99.7

	December 31, 2019		December 31, 2018
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Property Type:
Retail	$91,790	33.6	$96,075	47.1
Office	95,362	34.9	71,194	34.9
Hotel	8,997	3.3	14,454	7.1
Land/Lots	4,829	1.8	3,498	1.7
Apartments	30,000	11.0	—	—
All other	42,119	15.4	18,634	9.2
Gross balance	273,097	100.0	203,855	100.0

Allowance for possible losses	(675)	(0.2)	(675)	(0.3)

Totals	$272,422	99.8	$203,180	99.7

	December 31, 2019		December 31, 2018
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Loan-to-Value Ratio (1):
Less than 50%	$52,778	19.3	$66,371	32.6
50% to 60%	56,929	20.8	22,610	11.1
60% to 70%	117,377	43.0	102,857	50.4
70% to 80%	46,013	16.9	6,642	3.3
80% to 90%	—	—	5,375	2.6
Greater than 90%	—	—	—	—
Gross balance	273,097	100.0	203,855	100.0

Allowance for possible losses	(675)	(0.2)	(675)	(0.3)

Totals	$272,422	99.8	$203,180	99.7

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

The Company recognized no impairment losses for the years ended December 31, 2019, 2018 and 2017, respectively.  The current mortgage loan valuation allowance represents a general valuation allowance established for the Company's mortgage loan portfolio based upon the Company's loss experience over more than ten years and is not specifically identified to individual loans.

The following table represents the mortgage loan allowance for the years ended December 31, 2019 and 2018:

	2019	2018
	(In thousands)

Balance, beginning of period	$675	650
Provision	—	25
Releases	—	—

Balance, end of period	$675	675

The Company had no mortgage loans past due six months or more at December 31, 2019 and 2018. There was no interest income that was not recognized in 2019, 2018 and 2017.

The contractual maturities of mortgage loan principal balances at December 31, 2019 and 2018 were as follows:

	December 31, 2019		December 31, 2018
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Principal Balance by Contractual Maturity:
Due in one year or less	$497	0.2	$23,839	11.7
Due after one year through five years	34,306	12.5	39,391	19.3
Due after five years through ten years	142,477	52.1	134,574	65.8
Due after ten years through fifteen years	96,359	35.2	6,642	3.2
Due after fifteen years	—	—	—	—

Totals	$273,639	100.0	$204,446	100.0

The Company's direct investments in real estate total approximately $34.6 million at December 31, 2019 and $35.7 million at December 31, 2018, and consist primarily of income-producing properties which are being operated by a wholly owned subsidiary of National Western. Included in the amount at December 31, 2019 is a surface parking property owned by Ozark National which it contracts. The value of this real estate investment was appraised at $4.3 million at January 31, 2019 as part of the purchase accounting done as of that date. The Company recognized operating income on these properties of approximately $2.9 million, $2.2 million and $2.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.  The Company monitors the conditions and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition. The Company recorded net realized investment gains of $6.9 million, $1.8 million and $2.7 million associated with real estate investments in the years ended December 31, 2019, 2018 and 2017, respectively. Included in net realized gains during 2019 are the sale of the Company's former home office facility in Austin, Texas at a gain of $3.2 million and the sale of the Company's two nursing home facilities at a net gain of $3.7 million.

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

Although the call options are employed to be effective hedges against the Company’s policyholder obligations from an economic standpoint, they do not meet the requirements for hedge accounting under GAAP. Accordingly, the call options are marked to fair value on each reporting date with the change in fair value, plus or minus, included as a component of net investment income. The change in fair value of the call options includes the realized gains or losses recognized at the expiration of the option term and the unrealized gain or loss changes in fair value for open contracts.

The Company’s design of its fixed-index products incorporates a budget for the purchase of over-the-counter call options to fund the index credits due to policyholders. Management monitors current prices of these call options and manages component features of the fixed-index products in accordance with the terms of the policy contracts in order to control the cost of purchases. These terms permit the Company to change caps, participation rates, and asset fees, subject to guaranteed minimums, thus managing the cost of the call options quoted by counterparties. In addition, the Company's product terms allow for the Company to withdraw from offering a particular index option at any time effective on the next policy anniversary date.

The fair value of derivative instruments presented in the Company’s Consolidated Financial Statements totaling $157.6 million at December 31, 2019 and $14.7 million at December 31, 2018 pertain to notional policyholder account values of $2.2 billion and $2.6 billion at December 31, 2019 and 2018, respectively, electing interest credits based upon applicable market index performance.

Market Risk

Market risk is the risk of change in market values of financial instruments due to changes in interest rates, currency exchange rates, commodity prices, or equity prices.  The most significant market risk exposure for the Company is interest rate risk. Substantial and sustained increases and decreases in market interest rates can affect the profitability of insurance products and the fair value of investments. The yield realized on new investments generally increases or decreases in direct relationship with interest rate changes. The fair values of fixed income debt securities correlate to external market interest rate conditions as market values typically increase when market interest rates decline and decrease when market interest rates rise.  However, market values may fluctuate for other reasons, such as changing economic conditions, market dislocations or increasing event-risk concerns.

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

A decline in interest rates could cause certain mortgage-backed securities in the Company’s portfolio to be more likely to pay down or prepay. In this situation, the Company typically will be unable to reinvest the proceeds at comparable yields. Lower interest rates will likely also cause lower net investment income, subject the Company to reinvestment rates risks, and possibly reduce profitability through reduced interest rate margins associated with products having minimum guaranteed crediting rates. Alternatively, the fair value of the Company’s investment portfolio will increase when interest rates decline.

The correlation between fair values and interest rates for debt securities is reflected in the tables below.

	December 31,
	2019	2018
	(In thousands except percentages)

Debt securities - fair value	$10,764,648	10,174,327
Debt securities - amortized cost	$10,312,365	10,293,878

Fair value as a percentage of amortized cost	104.39%	98.84%
Unrealized gains (losses) at year-end	$452,283	(119,551)
Ten-year U.S. Treasury bond - increase (decrease) in yield for the year	(0.77)%	0.28%

The Company's unrealized gain (loss) balance for debt securities held at December 31, 2019 and 2018 is shown in the following table.

	Unrealized Gain (Loss) Balance
	Net Balance at	Net Balance at
	December 31,	December 31,	Change in Net
	2019	2018	Balance
	(In thousands)

Debt securities held to maturity	$301,458	(56,986)	358,444
Debt securities available for sale	150,825	(62,565)	213,390

Totals	$452,283	(119,551)	571,834

Debt securities held to maturity are recorded at their amortized cost basis. Accordingly, the unrealized amounts shown in the table above for Debt securities held to maturity are not incorporated into the Company's Consolidated Financial Statements at December 31, 2019 and 2018, respectively.

Changes in interest rates typically have a sizable effect on the fair values of the Company's debt securities. During 2019, the market interest rate of the ten-year U.S. Treasury bond decreased roughly 77 basis points from 2.69% at year-end 2018 to 1.92% at year-end 2019. Therefore, the change from an unrealized loss position to an unrealized gain position was primarily the result of the decrease in interest rate levels.  However, since the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in fair values have a lesser effect on the Company's financial results.

The Company manages interest rate risk principally through ongoing cash flow testing as required for insurance regulatory purposes. Computer models are used to perform cash flow testing under various commonly used stress test interest rate scenarios to determine if existing assets would be sufficient to meet projected liability outflows.  Sensitivity analysis allows the Company to measure the potential gain or loss in fair value of its interest-sensitive instruments and to protect its economic value and achieve a predictable spread between what is earned on invested assets and what is paid on liabilities. The Company seeks to minimize the impact of interest risk through surrender charges that are imposed to discourage policy surrenders. Interest rate changes can be anticipated in computer models and the corresponding risk addressed by management actions affecting asset and liability instruments.  However, potential changes in the values of financial instruments indicated by hypothetical interest rate changes will likely be different from actual changes experienced, and the differences could be significant.

The Company has the ability to adjust interest rates, participation rates, and asset management fees and caps, as applicable, in response to changes in investment portfolio yields for a substantial portion of its business in force. The ability to adjust these rates is subject to competitive forces in the market for the Company’s products. Surrender rates could increase and new sales could be negatively affected if crediting rates are not competitive with the rates on competing products offered by other insurance companies and financial service entities. The Company designs its interest sensitive and annuity products with features encouraging persistency, such as surrender and withdrawal penalty provisions. Typically, surrender charge rates gradually decrease each year the contract is in force.

The Company seeks to minimize the impact of interest rate risk through surrender charges that are imposed to discourage policy surrenders and to offset unamortized deferred policy acquisition costs. Certain products, such as supplementary contracts with life contingencies, are not subject to surrender or discretionary withdrawal. The Company may also include a market value adjustment (“MVA”) feature on its annuity products which could increase or decrease the amount paid to contract holders upon surrender of their contract as a means to further mitigate interest rate risk.

The following table profiles the Company’s insurance liabilities at December 31, 2019 for annuities, deposit-type contracts and supplementary contracts with life contingencies by surrender and discretionary withdrawal characteristics.

	December 31, 2019
	Amount	%
	(In thousands)

Subject to discretionary withdrawal:
With market value adjustment	$483,210	6.8
With surrender charge of 5% or more	4,880,043	68.4
With surrender charge of 5% or less	1,386,248	19.4
Not subject to discretionary withdrawal	382,139	5.4

Total	$7,131,640	100.0

Interest Rate Sensitivity

The following table illustrates the market risk sensitivity of the Company's interest rate sensitive assets.  The table shows the effect of a change in interest rates on the fair value of the portfolio using models that measure the change in fair value arising from an immediate and sustained change in interest rates in increments of 100 basis points.

	Fair Values of Assets Changes in Interest Rates in Basis Points
	-100	0	+100	+200	+300
	(In thousands)

Debt and equity securities	$11,265,921	10,788,242	10,326,138	9,884,769	9,469,278
Mortgage loans	288,165	270,931	255,156	240,690	227,404
Other loans	13,909	13,698	13,491	13,288	13,088
Derivatives	154,747	157,588	160,457	163,316	166,166

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

Mortgage and other loans were modeled by discounting scheduled cash flows through the scheduled maturities of the loans, starting with interest rates currently being offered for similar loans to borrowers with similar credit ratings.  Policy loans were modeled by discounting estimated cash flows using U.S. Treasury Bill interest rates as base rates at December 31, 2019. The estimated cash flows include assumptions as to whether such loans will be repaid by the policyholders or settled upon payment of death or surrender benefits on the underlying insurance contracts and incorporate both Company experience and mortality assumptions associated with such contracts.

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

The Company's market risk liabilities, which include policy liabilities for annuity and supplemental contracts, are managed for interest rate risk through cash flow testing as previously described.  As part of this cash flow testing, the Company has analyzed the potential impact on net earnings of a 100 basis point decrease and increases in increments of 100 basis points in the U.S. Treasury yield curve as of December 31, 2019.  The potential impact on net earnings from these interest rate changes are summarized below.

	Changes in Interest Rates in Basis Points
	-100	+100	+200	+300
	(In thousands)

Impact on net earnings	$(1,262)	1,381	4,970	10,760

These estimated impacts on earnings are net of tax effects and the estimated effects of deferred policy acquisition costs.

The above described scenarios produce estimated changes in cash flows as well as cash flow reinvestment projections.  Estimated cash flows in the Company's model assume cash flow reinvestments, which are representative of the Company's current investment strategy.  Calls and prepayments include scheduled maturities and those expected to occur which would benefit the security issuers.  Assumed policy surrenders consider differences and relationships between credited interest rates and market interest rates as well as surrender charges on individual policies.  The impact to earnings also includes the expected effects on amortization of deferred policy acquisition costs.  The model considers only annuity and supplemental contracts in force at December 31, 2019, and does not consider new product sales or the possible impact of interest rate changes on sales.

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

The Company’s net exposure to loss due to credit risk if option counterparties failed to completely perform according to the terms of their one-year contracts is as follows at December 31, 2019 and 2018.

		December 31, 2019
	Moody/	Fair	Collateral	Net
Counterparty	S&P Rating	Value	Held	Exposure
		(In thousands)

Credit Suisse	A1/A+	$10,045	10,125	—
Wells Fargo	Aa2/A+	23,846	29,340	—
Bank of America	Aa2/A+	39,465	42,130	—
Barclays Bank	A2/A	27,829	27,924	—
BNP Paribas	Aa3/A+	4,234	4,451	—
JPMorgan Chase	Aa2/A+	550	—	550
Royal Bank of Canada	Aa2/AA-	15,212	16,033	—
Canadian Imperial Bank	Aa2/A+	30,991	32,156	—
Societe Generale	A1/A	5,416	5,616	—

		$157,588	167,775	550

		December 31, 2018
	Moody/	Fair	Collateral	Net
Counterparty	S&P Rating	Value	Held	Exposure
		(In thousands)

Credit Suisse	A1/A	$802	795	7
Wells Fargo	Aa2/A+	4,469	3,476	993
Bank of America	Aa3/A+	4,109	4,476	—
Barclays Bank	A2/A	419	175	244
BNP Paribas	Aa3/A	204	213	—
JPMorgan Chase	Aa2/A+	990	—	990
Royal Bank of Canada	Aa2/AA-	1,614	1,719	—
Canadian Imperial Bank	Aa2/A+	2,077	2,305	—

		$14,684	13,159	2,234

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity requirements are met primarily by funds provided from operations. Premium deposits and annuity considerations, investment income, and investment maturities and prepayments are the primary sources of funds while investment purchases, policy benefits in the form of claims, and payments to policyholders and contract holders in connection with surrenders and withdrawals as well as operating expenses are the primary uses of funds.  To ensure the Company will be able to pay future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed income securities.  Funds are invested with the intent that the income from investments, plus proceeds from maturities, will meet the ongoing cash flow needs of the Company.  The approach of matching asset and liability durations and yields requires an appropriate mix of investments.  Although the Company historically has not been put in the position of having to liquidate invested assets to provide cash flow, its investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs.  Effective October 1, 2018, the Company (National Western) increased its line of credit facility up to $75 million which it may access for short-term cash needs. As part of the acquisition of Ozark National and NIS effective January 31, 2019, National Western borrowed $75 million to partly fund the closing cash purchase price of $205.4 million. The amounts borrowed were subsequently repaid during the first quarter of 2019 and there were no borrowings outstanding under the line of credit at December 31, 2019.

A primary liquidity concern for life insurers is the risk of an extraordinary level of early policyholder withdrawals, particularly with respect to annuity products which can move more rapidly with interest rate changes.  The Company includes provisions within its annuity and universal life insurance policies, such as surrender and market value adjustments, that help limit and discourage early withdrawals.

The following table sets forth withdrawal characteristics of National Western's annuity reserves and deposit liabilities (based on statutory reporting liability values) as of the dates indicated.

	December 31, 2019		December 31, 2018
	Amount	% of Total	Amount	% of Total
	(In thousands except percentages)

Not subject to discretionary withdrawal provisions	$382,139	5.4%	$388,711	5.2%

Subject to discretionary withdrawal, with adjustment:
With market value adjustment	483,210	6.8%	696,456	9.2%
At contract value less current surrender charge of 5% or more	4,880,043	68.4%	5,226,196	69.4%

Subtotal	5,745,392	80.6%	6,311,363	83.8%
Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	1,386,248	19.4%	1,224,533	16.2%

Total annuity reserves and deposit liabilities	$7,131,640	100.0%	$7,535,896	100.0%

The actual amounts paid out by product line in connection with surrenders and withdrawals for the years ended December 31 are noted in the table below.

	December 31,
	2019	2018	2017
	(In thousands)

Product Line:
Traditional Life	$17,041	3,755	4,487
Universal Life	101,187	98,819	120,824
Annuities	705,892	709,810	595,033

Total	$824,120	812,384	720,344

The above contractual withdrawals, as well as the level of surrenders experienced, were generally consistent with the Company's assumptions in asset-liability management, and the associated cash outflows did not have an adverse impact on overall liquidity. The amount shown for traditional life in 2019 includes Ozark National cash outflows subsequent to their acquisition on January 31, 2019. Individual life insurance policies are less susceptible to withdrawal than annuity reserves and deposit liabilities because policyholders may need to undergo a new underwriting process in order to obtain a new insurance policy elsewhere. Annuity dollar outflows are generally more sensitive to economic conditions and interest rate levels. In addition, the maturation of policies within the annuity block of business (i.e. moving into durations having no surrender charges or minimal surrender charges), has been gradual as evidenced by the previous table depicting withdrawal characteristics of the in force reserves. During 2018, interest rate levels marginally increased coinciding with policy decisions of the Federal Reserve and this upward movement in rates did prompt a higher incidence of annuity dollar outflows. Cash flow projections and tests under various market interest rate scenarios and assumptions are performed to assist in evaluating liquidity needs and adequacy.  The Company currently expects available liquidity sources and future cash flows to be more than adequate to meet the demand for funds.

Cash flows from the Company's insurance operations have historically been sufficient to meet current needs.  Cash flows from operating activities were $329.0 million, $326.6 million, and $276.1 million in 2019, 2018, and 2017, respectively.  The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $995.8 million, $633.2 million, and $779.0 million in 2019, 2018, and 2017, respectively. Cash flows from security maturities, redemptions, and prepayments coincide primarily with scheduled maturity dates of securities given the Company's buy and hold investment philosophy but may become amplified during periods of significant declines in interest rates due to prepayments and bond calls.  Conversely, these cash flow items could experience reduced levels of activity if interest rates rise in the future.  Net cash inflows/(outflows) from the Company's universal life and annuity product operations totaled $(584.7) million, $(440.6) million, and $(163.3) million in 2019, 2018, and 2017, respectively reflecting the trend in declining annuity sales during the period and in a higher incidence of annuity cash surrenders and withdrawals.

Capital Resources

The Company relies on stockholders for its capital resources as there is no long-term debt outstanding and the Company does not anticipate the need for any long-term debt in the near future.  As of December 31, 2019, the Company maintained commitments for its normal operating and investment activities. In addition, the Company had pending an acquisition under a Stock Purchase Agreement executed October 3, 2018, which was subject to receiving the requisite regulatory approvals at December 31, 2018. As disclosed in Note (7) Business Combinations in the Notes to Consolidated Financial Statements in Attachment A of Part IV Item 15. Exhibits and Financial Statement Schedules of this filing, the Company subsequently completed the announced acquisition on January 31, 2019 paying $205.4 million for the targeted companies.

The Company has declared and paid an annual dividend on its common shares since 2005 although its practice remains to substantially reinvest earnings internally to finance the development of new business. Despite the fact the Company's market price of its Class A common shares has been trading at a discount to the book value per share for some time, there are no imminent plans for the Company to repurchase its shares as the Board of Directors has adopted a strategic policy of building a strong capital base to maintain its high financial strength ratings and for providing the ability to take advantage of potential acquisitions and other competitive situations as they arise. The capacity of National Western to pay dividends to NWLGI is limited by law in the state of Colorado to earned profits (statutory unassigned surplus).  At December 31, 2019, the maximum amount legally available for distribution during 2020 without further regulatory approval is $152.8 million.

The National Association of Insurance Commissioners ("NAIC") has established risk-based capital ("RBC") standards for U.S. life insurers as well as a risk-based capital model act ("RBC Model Act"). The RBC Model Act requires that life insurers annually submit a report to state regulators regarding their RBC amounts based upon four categories of risk (asset risk, insurance risk, interest rate risk, and business risk). The capital requirement for each is determined by applying factors that vary based upon the degree of risk to various asset, premium and policy benefit reserve items. The formula is an early warning tool to identify potential weakly capitalized companies for purposes of initiating further regulatory action. Independent rating agencies utilize proprietary versions similar to the NAIC RBC model incorporating additional risk factors identified in their respective rating methodology. At December 31, 2019, National Western and Ozark National each maintained statutory capital substantially in excess of applicable statutory requirements.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

It is Company practice to not enter into off-balance sheet arrangements or to issue guarantees to third parties, other than in the normal course of issuing insurance contracts.  Commitments related to insurance products sold are reflected as liabilities for future policy benefits.  Insurance contracts guarantee certain performances by National Western and Ozark National.

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

The table below summarizes future estimated cash payments under existing contractual obligations.

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)

Loan commitments	$7,500	7,500	—	—	—
Lease obligations (1)	1,173	378	795	—	—
Life claims payable (2)	63,287	63,287	—	—	—
Other long-term reserve liabilities reflected on the balance sheet under GAAP (3)	13,693,923	1,068,214	1,956,531	1,732,590	8,936,588

Total	$13,765,883	1,139,379	1,957,326	1,732,590	8,936,588

(1)  Refer to Note (17) Commitments and Contingencies in the Notes to Consolidated Financial Statements relating to Company leases.

(2)  Claims payable include benefit and claim liabilities for life, accident and health policies which the Company believes the amount and timing of the payment is essentially fixed and determinable.  Such amounts generally relate to incurred and reported death, critical illness, accident and health claims including an estimate of claims incurred but not reported.

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

ACCOUNTING STANDARDS AND CHANGES IN ACCOUNTING

Recently Issued Accounting Standards

Refer to Note (1), Summary of Significant Accounting Policies.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within required time periods.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure matters.

The Company's management, with the participation of the Company's Chairman of the Board, President and Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report and concluded that the Company’s disclosure controls and procedures are effective.

The Company acquired Ozark National Life Insurance Company ("Ozark National") and N.I.S. Financial Services, Inc. ("NIS") on January 31, 2019, and have not yet included these entities in the Company's assessment of the effectiveness of internal controls over financial reporting. Accordingly, pursuant to the SEC's general guidance that an assessment of a recently acquired business may be omitted from the scope of the assessment in the year of acquisition, the scope of the Company's assessment of the effectiveness of its disclosure controls and procedures did not include an assessment of those disclosure controls and procedures that are included within internal controls over financial reporting as it relates to Ozark National and NIS. See Notes (1) and (7) in the Notes to Consolidated Financial Statements for additional information.

Management's Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may or may not prevent and detect misstatements. In addition, projections of any evaluation of effectiveness of internal controls to future periods are subject to risk that controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures.

Under the supervision and participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2019 was conducted based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (Updated 2013). As permitted by SEC guidance, management excluded from its assessment the operations of the acquisition of Ozark National and NIS made during 2019, which is described in Note 7 of the Consolidated Financial Statements. The total assets of the entity acquired in this acquisition represented approximately 7.2% of the Company's total consolidated assets as of December 31, 2019. Management's assessment included evaluation of such elements as the design and operating effectiveness as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and the overall control environment. Based on the Company's assessment under the criteria of this framework, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2019.

The Company's independent registered public accounting firm, BKD LLP, who audited the Company’s consolidated financial statements included in this annual report on Form 10-K, has issued an attestation report on the effectiveness of management's internal control over financial reporting as of December 31, 2019. This report appears on the page that follows.

Changes in Internal Control Over Financial Reporting

Internal controls over financial reporting change from time-to-time as the Company modifies and enhances its systems and processes to meeting its changing needs. Changes are also made as the Company strives to be more efficient in how it conducts its business. Any significant changes in controls are evaluated prior to implementation to help ensure the continued effectiveness of the Company's internal controls and internal control environment. In the normal course of operations, the Company employed remediation procedures throughout 2019 in areas where control deficiencies had been previously identified. No other changes have taken place in internal controls during the year ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. There have been no other significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of this examination.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
National Western Life Group, Inc.
Austin, Texas

Opinion on the Internal Control over Financial Reporting
We have audited National Western Life Group, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company and our report dated February 28, 2020, expressed an unqualified opinion thereon.
As permitted, the Company excluded the operations of the acquisition of Ozark National Life Insurance Company (“Ozark National”) and N.I.S. Financial Services, Inc. (“NIS”) acquired during 2019, which constituted approximately 8% and 13% of total assets and total revenues, respectively, from the scope of management’s report on internal control over financial reporting. As such, Ozark National and NIS have also been excluded from the scope of our audit of internal control over financial reporting.
Basis for Opinion
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
/s/BKD, LLP

Little Rock, Arkansas.
February 28, 2020

ITEM 9B. OTHER INFORMATION

There is no information required to be disclosed on Form 8-K for the quarter ended December 31, 2019 which has not been previously reported.

PART III

The information required by Part III is incorporated by reference from our definitive proxy statement for our annual meeting of shareholders to be held June 19, 2020 to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2019.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.  Listing of Financial Statements

See Attachment A, Index to Consolidated Financial Statements, Notes and Schedules, on page 89 for a list of financial statements included in this report.

(a) 2.  Listing of Financial Statement Schedules

See Attachment A, Index to Consolidated Financial Statements, Notes and Schedules, on page 89 for a list of financial statement schedules included in this report.

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

Exhibit 10(a)	-	National Western Life Insurance Company 2016 Executive Officer Bonus Program (Exhibit 10(a) to Form 8-K dated December 15, 2015).

Exhibit 10(b)	-	National Western Life Insurance Company 2016 Domestic Marketing Officer Bonus Program (Exhibit 10(b) to Form 8-K dated December 15, 2015).

Exhibit 10(c)	-	National Western Life Insurance Company 2016 International Marketing Officer Bonus Program (Exhibit 10(c) to Form 8-K dated December 15, 2015).

Exhibit 10(d)	-	National Western Life Insurance Company 2016 Officer Bonus Program (Exhibit 10(d) to Form 8-K dated December 15, 2015).

Exhibit 10(e)	-	National Western Life Insurance Company Change in Control & Severance Agreement - dated December 21, 2015

Exhibit 10(f)	-	National Western Life Insurance Company 2017 Executive Officer Bonus Program (Exhibit 10(f) to Form 8-K dated December 16, 2016).

Exhibit 10(g)	-	National Western Life Insurance Company 2017 Domestic Marketing Officer Bonus Program (Exhibit 10(g) to Form 8-K dated December 16, 2016).

Exhibit 10(h)	-	National Western Life Insurance Company 2017 International Marketing Officer Bonus Program (Exhibit 10(h) to Form 8-K dated December 16, 2016).

Exhibit 10(i)	-	National Western Life Insurance Company 2017 Officer Bonus Program (Exhibit 10(i) to Form 8-K dated December 16, 2016).

Exhibit 10(j)	-	National Western Life Insurance Company 2018 Executive Officer Bonus Program (Exhibit 10(j) to Form 8-K dated December 18, 2017).

Exhibit 10(k)	-	National Western Life Insurance Company 2018 Domestic Marketing Officer Bonus Program (Exhibit 10(k) to Form 8-K dated December 18, 2017).

Exhibit 10(l)	-	National Western Life Insurance Company 2018 International Marketing Officer Bonus Program (Exhibit 10(l) to Form 8-K dated December 18, 2017).

Exhibit 10(m)	-	National Western Life Insurance Company 2018 Officer Bonus Program (Exhibit 10(m) to Form 8-K dated December 18, 2017).

Exhibit 10(n)	-	National Western Life Insurance Company Change in Control & Severance Agreement - dated December 21, 2017

Exhibit 10(o)	-	National Western Life Insurance Company 2019 Officer Bonus Program (Exhibit 10(o) to Form 8-K dated December 14, 2018).

Exhibit 10(p)	-	National Western Life Insurance Company Change in Control Agreement - dated February 28, 2019

Exhibit 10(q)	-	National Western Life Insurance Company Change in Control Agreement Kitty K. Nelson (Exhibit 10(q) to Form 8-K dated March 6, 2019).

Exhibit 10(r)	-	National Western Life Insurance Company Change in Control Agreement Patricia L. Scheuer (Exhibit 10(r) to Form 8-K dated March 6, 2019).

Exhibit 10(s)	-	National Western Life Insurance Company Change in Control Agreement Rey Perez (Exhibit 10(s) to Form 8-K dated March 6, 2019).

Exhibit 10(t)	-	National Western Life Insurance Company Change in Control Agreement R. Bruce Wallace (Exhibit 10(t) to Form 8-K dated March 6, 2019).

Exhibit 10(u)	-	National Western Life Insurance Company Change in Control Agreement Steve W. Mills (Exhibit 10(u) to Form 8-K dated March 6, 2019).

Exhibit 10(v)	-	National Western Life Insurance Company Change in Control Agreement Greg J. Owen (Exhibit 10(v) to Form 8-K dated March 6, 2019).

Exhibit 10(w)	-	National Western Life Insurance Company Change in Control Agreement Charles D. Milos (Exhibit 10(w) to Form 8-K dated March 6, 2019).

Exhibit 10(x)		National Western Life Insurance Company Change in Control Agreement Carlos A. Martinez (Exhibit 10(x) to Form 8-K dated March 6, 2019).

Exhibit 10(y)	-	National Western Life Insurance Company 2020 Officer Bonus Program (Exhibit 10(y) to Form 8-K dated December 16, 2019).

Exhibit 10(z)	-	National Western Life Insurance Company Change in Control & Severance Agreement Ross R. Moody (Exhibit 10(z) to Form 8-K dated December 16, 2019).

Exhibit 21	-	Subsidiaries of the Registrant.

Exhibit 23(a)	-	Consent of Independent Registered Public Accounting Firm.

Exhibit 31(a)	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	-	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

National Western Life Insurance Company:

Exhibit 3ii(i)	-	Amended and Restated Bylaws of National Western Life Insurance Company, dated March 16, 2015 (incorporated by reference to Exhibit 3ii(i) to the Company's Form 8-K dated March 16, 2015).

Exhibit 3.1	-
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

(c) Financial Statement Schedules

The financial statement schedules required by Regulation S-K are listed as to location in Attachment A, Index to Consolidated Financial Statements, Notes and Schedules, on page 89 of this report.

ATTACHMENT A

All other schedules are omitted because they are not applicable, not required, or because the information required by the schedule is included elsewhere in the Consolidated Financial Statements or notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
National Western Life Group, Inc.
Austin, Texas

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of National Western Life Group, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of earnings, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and schedules I (summary of investments other than investments in related parties), II (condensed financial information of registrant), and V (valuation and qualifying accounts) (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 28, 2020, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Future Policy Benefits

Critical Audit Matter Description

Future policy benefits consist of universal life and annuity contracts of approximately $9.3 billion and traditional life reserves of approximately $838.7 million at December 31, 2019. As described in Note 1, the liability for future policy benefits on traditional products is calculated using assumptions as to future mortality, interest rates and withdrawals based on the Company’s experience. The liability for future policy benefits for universal life and annuity contracts represents the contract balance. Fixed-index products combine features associated with traditional fixed annuities and universal life contracts, with the option to have interest rates linked in part to an equity index. The equity return component of such policy contracts is identified separately and accounted for at fair value as an embedded derivative. The remaining portion of these policy contracts are recorded separately as fixed annuity or universal life contracts. These contracts are recorded as discounted debt instruments that are accreted to their minimum account values at their projected maturities or termination dates using the effective yield method.

Auditing estimates for future policy benefits required a high degree of judgment, including the need to involve an actuarial specialist, due to the nature of the data utilized in the complex actuarial models and the significant amount of judgment applied by management in determining these liabilities.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the future policy benefits liabilities included the following procedures, among others:

•
Testing the design and operating effectiveness of controls, including technology controls, over the Company’s inputs and processes utilized in the calculation of future policy benefits, and the design and operating effectiveness of controls over the completeness and accuracy of the underlying source data.

•	Testing the completeness and accuracy of the underlying policy data used in the actuarial analysis.

•	Engaging an actuarial specialist to evaluate whether the methodologies and assumptions used in developing the liabilities were appropriate and reasonable.

Amortization of Deferred Policy Acquisition Costs and Deferred Sales Inducements

Critical Audit Matter Description

As described in Note 1, deferred policy acquisition costs include certain costs of successfully acquiring new insurance business, including commissions and other expenses directly related to the acquisition of new business, to the extent the costs are recoverable from future policy revenues and gross profits. Premium bonuses and bonus interest credited to contracts during the first contract year are also deferred to the extent the costs are recoverable. For interest sensitive universal life and annuity products, these costs are amortized in relation to the present value of expected gross margins or gross profits on these policies. For nonparticipating traditional life products, these costs are amortized over the premium paying period of the related policies in proportion to the ratio of annual premium revenues to total anticipated premium revenues. The Company evaluates the recoverability of deferred policy acquisition costs and sales inducement costs considering expected mortality, interest earned and credit rates, persistency and expenses and estimated future gross profits or future premiums. Amortization is reviewed each year and adjusted retrospectively through an unlocking process when estimates of current or future gross profits/margins (including the impact of investment gains and losses) to be realized from a group of products are revised.

Auditing the amortization of deferred policy acquisition costs and deferred sales inducements was especially challenging as there is significant complexity and judgment applied by management, including the need to involve an actuarial specialist, in determining estimated future gross profits. The estimate of future gross profits includes assumptions regarding premium payment and expense patterns, mortality, persistency and investment performance.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the amortization of deferred policy acquisition costs and deferred sales inducements included the following procedures, among others:

•
Testing the design and operating effectiveness of controls, including technology controls, over the Company’s inputs and processes utilized in estimating future gross profits and resulting amortization and the design and operating effectiveness of controls over the completeness and accuracy of the underlying source data

•	Testing the completeness and accuracy of the underlying data used in the actuarial analysis.

•	Engaging an actuarial specialist to evaluate whether the methodologies and assumptions utilized in the estimated gross profits used for amortization were appropriate and reasonable.

Valuation of Acquired Intangible Assets

Critical Audit Matter Description

As described in Note 7, the Company acquired of the outstanding stock Ozark National Life Insurance Company (Ozark National) and N.I.S. Financial Services, Inc. (NIS) for approximately $205.4 million on January 31, 2019. The acquisition was accounted for in accordance with Accounting Standards Codification (ASC) Topic 805, Business Combinations, which requires the assets acquired and liabilities assumed to be recognized at their fair values as of the acquisition date. The fair value of identifiable intangible assets acquired as of January 31, 2019, included $2.8 million for trademarks/trade names, $3.8 million for internally developed software, $3.0 million for insurance licenses and $145.8 million for the difference between the fair value of policyholder liabilities acquired and the same policyholder liabilities measured in accordance with the Company’s accounting policies, or value of business assumed (VOBA). The fair values of trademarks/trade names, insurance licenses and internally developed software were determined using the relief from royalty method, market value approach and replacement cost.
Auditing the fair value of identifiable intangible assets acquired was especially challenging as there is significant judgment applied by management in determining the fair value. In particular, the calculation of the fair value of intangible assets acquired included significant assumptions including the internal rate of return (IRR), weighted average cost of capital, weighted average return on assets, premium and expense projections and lapse rates.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedure related to the fair value of intangible assets included the following procedures, among others:

•	Testing the design and operating effectiveness of controls that address the existence and valuation of intangible assets.

•
With the assistance of our valuation specialists, testing the existence of identifiable intangible assets acquired and assessing whether the assumptions and methodologies used to calculate the fair value of identifiable intangible assets were reasonable.

•	Engaging an actuarial specialist to evaluate whether the assumptions and methodologies used to calculate VOBA were appropriate and reasonable.

/s/BKD, LLP

We have served as the Company’s auditor since 2014.

Little Rock, Arkansas
February 28, 2020

NATIONAL WESTERN LIFE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2019 and 2018
(In thousands)

ASSETS	2019	2018

Investments:
Debt securities held to maturity, at amortized cost (fair value: $7,407,703 and $7,228,268)	$7,106,245	7,285,254
Debt securities available for sale, at fair value (amortized cost: $3,206,120 and $3,008,624)	3,356,945	2,946,059
Mortgage loans, net of allowance for possible losses ($675 and $675)	272,422	203,180
Policy loans	80,008	54,724
Derivatives, index options	157,588	14,684
Equity securities, at fair value (cost: $16,894 and $14,329)	23,594	17,491
Other long-term investments	62,090	56,851

Total investments	11,058,892	10,578,243

Cash and cash equivalents	253,525	131,976
Deferred policy acquisition costs	723,972	841,704
Deferred sales inducements	104,359	133,714
Value of business acquired	138,071	—
Accrued investment income	93,298	96,338
Federal income tax receivable	—	17,934
Other assets	181,330	131,782

Total assets	$12,553,447	11,931,691

See accompanying notes to Consolidated Financial Statements.

NATIONAL WESTERN LIFE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2019 and 2018
(In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY	2019	2018

LIABILITIES:
Future policy benefits:
Universal life and annuity contracts	$9,288,280	9,608,850
Traditional life reserves	838,738	135,436
Other policyholder liabilities	127,607	135,694
Deferred Federal income tax liability	39,907	39,384
Federal income tax payable	3,748	—
Other liabilities	126,924	111,550

Total liabilities	10,425,204	10,030,914

COMMITMENTS AND CONTINGENCIES (Notes 5, 14, and 17)

STOCKHOLDERS' EQUITY (Note 12):
Common stock:
Class A - $.01 par value in 2019 and 2018; 7,500,000 shares authorized; 3,436,020 shares issued and outstanding in 2019 and 2018	34	34
Class B - $.01 par value in 2019 and 2018; 200,000 shares authorized, issued, and outstanding in 2019 and 2018	2	2
Additional paid-in capital	41,716	41,716
Accumulated other comprehensive income (loss)	60,108	(37,015)
Retained earnings	2,026,383	1,896,040

Total stockholders' equity	2,128,243	1,900,777

Total liabilities and stockholders' equity	$12,553,447	11,931,691

See accompanying notes to Consolidated Financial Statements.

NATIONAL WESTERN LIFE GROUP, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
For the Years Ended December 31, 2019, 2018 and 2017
(In thousands except per share amounts)

	2019	2018	2017

Premiums and other revenue:
Universal life and annuity contract charges	$149,721	155,205	159,968
Traditional life premiums	90,248	18,291	18,962
Net investment income	555,492	349,077	659,685
Other revenues	17,486	20,603	21,070
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) (losses) recoveries	(7,838)	12	487
Portion of OTTI losses recognized in other comprehensive income	(9)	(12)	(599)
Net OTTI losses recognized in earnings	(7,847)	—	(112)
Other net investment gains	14,088	8,423	14,875
Total net realized investment gains (losses)	6,241	8,423	14,763

Total revenues	819,188	551,599	874,448

Benefits and expenses:
Life and other policy benefits	137,342	65,297	71,485
Amortization of deferred policy acquisition costs and value of business acquired	116,802	114,771	114,387
Universal life and annuity contract interest	295,330	136,055	437,019
Other operating expenses	104,558	93,969	107,002

Total benefits and expenses	654,032	410,092	729,893

Earnings before Federal income taxes	165,156	141,507	144,555

Federal income taxes	33,540	24,749	34,134

Net earnings	$131,616	116,758	110,421

Basic Earnings Per Share:
Class A	$37.22	33.02	31.23
Class B	$18.61	16.51	15.61

Diluted Earnings Per Share:
Class A	$37.22	33.02	31.23
Class B	$18.61	16.51	15.61

See accompanying notes to Consolidated Financial Statements.

NATIONAL WESTERN LIFE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2019, 2018 and 2017
(In thousands)

	2019	2018	2017

Net earnings	$131,616	116,758	110,421

Other comprehensive income (loss), net of effects of deferred costs and taxes:
Unrealized gains (losses) on securities:
Net unrealized holding gains (losses) arising during period	96,954	(56,818)	8,288
Net unrealized liquidity gains (losses)	3	2	195
Reclassification adjustment for net amounts included in net earnings	3,997	(2,718)	(3,403)

Net unrealized gains (losses) on securities	100,954	(59,534)	5,080

Foreign currency translation adjustments	524	1,354	(9)

Benefit plans:
Amortization of net prior service cost and net gain (loss)	(4,355)	11,298	(3,873)

Other comprehensive income (loss)	97,123	(46,882)	1,198

Comprehensive income (loss)	$228,739	$69,876	111,619

See accompanying notes to Consolidated Financial Statements.

NATIONAL WESTERN LIFE GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2019, 2018 and 2017
(In thousands)

	2019	2018	2017

Common stock:
Balance at beginning of period	$36	36	36
Shares exercised under stock option plan	—	—	—

Balance at end of period	36	36	36

Additional paid-in capital:
Balance at beginning of period	41,716	41,716	41,716
Shares exercised under stock option plan	—	—	—

Balance at end of period	41,716	41,716	41,716

Accumulated other comprehensive income (loss):
Unrealized gains (losses) on non-impaired securities:
Balance at beginning of period	(30,286)	33,664	22,813
Change in unrealized gains (losses) during period	100,951	(59,536)	4,885
Reclassification to retained earnings (see Note 1)	—	(4,414)	5,966

Balance at end of period	70,665	(30,286)	33,664

Unrealized losses on impaired held to maturity securities:
Balance at beginning of period	(7)	(10)	(203)
Amortization	7	9	(242)
Other-than-temporary impairments, non-credit, net of tax	—	—	631
Additional credit loss on previously impaired securities	—	—	—
Change in shadow deferred policy acquisition costs	(4)	(6)	(194)
Reclassification to retained earnings (see Note 1)	—	—	(2)

Balance at end of period	(4)	(7)	(10)

		(Continued on next page)

NATIONAL WESTERN LIFE GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2019, 2018 and 2017
(In thousands)

	2019	2018	2017

Unrealized losses on impaired available for sale securities:
Balance at beginning of period	(2)	(1)	(1)
Other-than-temporary impairments, non-credit, net of tax	—	—	—
Change in shadow deferred policy acquisition costs	—	(1)	—
Recoveries, net of tax	—	—	—
Reclassification to retained earnings (see Note 1)	—	—	—

Balance at end of period	(2)	(2)	(1)

Foreign currency translation adjustments:
Balance at beginning of period	4,577	3,223	2,661
Change in translation adjustments during period	524	1,354	(9)
Reclassification to retained earnings (see Note 1)	—	—	571

Balance at end of period	5,101	4,577	3,223

Benefit plan liability adjustment:
Balance at beginning of period	(11,297)	(22,595)	(14,718)
Amortization of net prior service cost and net gain, net of tax	(4,355)	11,298	(3,873)
Reclassification to retained earnings (see Note 1)	—	—	(4,004)

Balance at end of period	(15,652)	(11,297)	(22,595)

Accumulated other comprehensive income (loss) at end of period	60,108	(37,015)	14,281

Retained earnings:
Balance at beginning of period	1,896,040	1,776,141	1,669,524
Reclassification from accumulated other comprehensive income (loss) (see Note 1)	—	4,414	(2,531)
Net earnings	131,616	116,758	110,421
Stockholder dividends	(1,273)	(1,273)	(1,273)

Balance at end of period	2,026,383	1,896,040	1,776,141

Total stockholders' equity	$2,128,243	1,900,777	1,832,174

See accompanying notes to Consolidated Financial Statements.

NATIONAL WESTERN LIFE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2019, 2018 and 2017
(In thousands)

	2019	2018	2017

Cash flows from operating activities:
Net earnings	$131,616	116,758	110,421
Adjustments to reconcile net earnings to net cash provided by operating activities:
Universal life and annuity contract interest	295,330	136,055	437,019
Surrender charges and other policy revenues	(32,909)	(37,138)	(42,061)
Realized (gains) losses on investments	(6,241)	(8,423)	(14,763)
Accretion/amortization of discounts and premiums, investments	2,264	(424)	(281)
Depreciation and amortization	11,270	11,825	10,005
(Increase) decrease in value of equity securities	(4,051)	1,789	—
(Increase) decrease in value of derivatives	(123,207)	80,004	(222,875)
(Increase) decrease in deferred policy acquisition and sales inducement costs, and value of business acquired	69,176	43,479	21,554
(Increase) decrease in accrued investment income	9,157	480	2,427
(Increase) decrease in other assets	(12,341)	(6,068)	(6,769)
Increase (decrease) in liabilities for future policy benefits	13,758	(12,474)	7,694
(Decrease) increase in other policyholder liabilities	(21,955)	7,685	(15,382)
(Decrease) increase in Federal income tax liability	21,580	(20,635)	1,912
Increase (decrease) in deferred Federal income tax	(25,294)	26,438	(40,227)
(Decrease) increase in other liabilities	876	(12,728)	27,456

Net cash provided by operating activities	329,029	326,623	276,130

Cash flows from investing activities:
Proceeds from sales of:
Debt securities held to maturity	—	—	—
Debt securities available for sale	87,298	28,098	22,184
Other investments	36,345	6,460	10,008
Proceeds from maturities and redemptions of:
Debt securities held to maturity	700,759	437,311	490,841
Debt securities available for sale	295,026	195,874	288,208
Derivatives, index options	52,768	191,031	219,865
Property and equipment	—	8	3,024
Purchases of:
Debt securities held to maturity	(257,928)	(472,224)	(570,716)
Debt securities available for sale	(187,570)	(264,999)	(291,427)

		(Continued on Next Page)

NATIONAL WESTERN LIFE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2019, 2018 and 2017
(In thousands)

	2019	2018	2017

Equity securities	(1,342)	(2,442)	(1,160)
Derivatives, index options	(77,381)	(86,692)	(75,330)
Other investments	(7,315)	(8,314)	(331)
Property and equipment	(2,844)	(3,138)	(9,116)
Payment to acquire businesses, net of cash acquired	(189,121)	—	—
Principal payments on mortgage loans	47,755	35,159	25,901
Cost of mortgage loans acquired	(121,420)	(29,884)	(59,448)
(Increase) decrease in policy loans	2,844	1,681	2,294

Net cash provided by (used in) investing activities	377,874	27,929	54,797

Cash flows from financing activities:
Dividends on common stock	(1,273)	(1,273)	(1,273)
Deposits to account balances for universal life and annuity contracts	405,236	560,583	728,873
Return of account balances on universal life and annuity contracts	(989,980)	(1,001,224)	(892,135)
Borrowings under line of credit agreement	75,000	—	—
Principal payments on line of credit borrowings	(75,000)	—	—

Net cash provided by (used in) financing activities	(586,017)	(441,914)	(164,535)

Effect of foreign exchange	663	1,714	(15)

Net increase (decrease) in cash, cash equivalents, and restricted cash	121,549	(85,648)	166,377
Cash, cash equivalents, and restricted cash at beginning of year	131,976	217,624	51,247

Cash, cash equivalents, and restricted cash at end of year	$253,525	131,976	217,624

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$271	40	40
Income taxes	$37,153	19,202	72,449

Noncash operating activities:
Net deferral and amortization of sales inducements	$(17,195)	(12,753)	(10,650)

Noncash investing activities:
Contingent consideration to acquire businesses	$4,076	—	—
Exchange of debt securities available for sale for equity securities	$2,452	—	—
Exchange of debt securities available for sale	$782	—	—

See accompanying notes to Consolidated Financial Statements.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

National Western Life Insurance Company ("National Western" or "NWLIC") became a wholly owned subsidiary of National Western Life Group, Inc. ("NWLGI") effective October 1, 2015 under a previously announced holding company reorganization. As a result of the reorganization, NWLGI replaced National Western as the publicly held company.

The accompanying Consolidated Financial Statements include the accounts of NWLGI and its wholly owned subsidiaries: National Western, Regent Care San Marcos Holdings, LLC, NWL Services, Inc., and N.I.S. Financial Services, Inc. ("NIS"). National Western's wholly owned subsidiaries include The Westcap Corporation, NWL Financial, Inc., NWLSM, Inc., Braker P III, LLC, and Ozark National Life Insurance Company ("Ozark National"). The eleven month results of operations for Ozark National and NIS subsequent to their acquisition effective January 31, 2019 are included in the Company's consolidated results for the year ended December 31, 2019. All significant intercorporate transactions and accounts have been eliminated in consolidation.

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting periods.   Actual results could differ from those estimates. Significant estimates in the accompanying Consolidated Financial Statements include (1) liabilities for future policy benefits, (2) valuation of derivative instruments, (3) recoverability and amortization of deferred policy acquisition costs ("DPAC"), deferred sales inducements ("DSI") and the value of business acquired ("VOBA"), (4) valuation allowances for deferred tax assets, (5) goodwill, (6) other-than-temporary impairment losses on debt securities, (7) commitments and contingencies, and (8) valuation allowances for mortgage loans and real estate. During the year ended December 31, 2019, the Company incorporated accounting estimates for business combinations, value of business acquired, and fair value measurement as a result of the acquisition of Ozark National and NIS.

The table below shows the unrealized gains and losses on available-for-sale securities that were reclassified out of accumulated other comprehensive income for the years ended December 31, 2019, 2018 and 2017.

Affected Line Item In the Consolidated Statements of Earnings	Amount Reclassified from Accumulated Other Comprehensive Income
	Years Ended December 31,
	2019	2018	2017
	(In thousands)

Other net investment gains (losses)	$2,787	3,441	5,348
Net OTTI losses recognized in earnings	(7,847)	—	(112)
Earnings before Federal income taxes	(5,060)	3,441	5,236
Federal income taxes	(1,063)	723	1,833

Net earnings	$(3,997)	2,718	3,403

National Western and Ozark National also file financial statements with insurance regulatory authorities which are prepared on the basis of statutory accounting practices prescribed or permitted by the Colorado Division of Insurance and Missouri Department of Commerce and Insurance, respectively, which are significantly different from Consolidated Financial Statements prepared in accordance with GAAP.  These differences are described in detail in Note (9) Statutory Information.

Certain amounts in the prior year Consolidated Financial Statements have been reclassified to conform to the current year financial statement presentation.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments

Fixed Maturities and Equity Securities

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

Quarterly the Company reviews its investment portfolio for market value changes to identify changes caused by issuer credit deterioration, changes in market interest rates and changes in economic conditions.  If this review indicates a decline in fair value that is other-than-temporary, the Company’s carrying amount in the investment is reduced to its estimated fair value as an other-than-temporary impairment ("OTTI").  In accordance with GAAP guidance the estimated credit versus non-credit components of the OTTI are bifurcated.  The credit component is recorded in earnings and results in the establishment of a new cost basis for the security.  The non-credit component is reclassified as unrealized loss in other comprehensive income.  The Company would not recognize impairment of securities due to changing of interest rates or market dislocations unless the Company had the intent to sell the securities prior to recovery or maturity.

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

Beginning in 2018, equity securities, common and non-redeemable preferred stocks are reported at fair value with unrealized gains and losses included in the Consolidated Statement of Earnings. Prior to 2018, these securities were designated as available for sale and reported at fair value with the change in unrealized gains and losses included in accumulated other comprehensive income.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivatives

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

Although there is credit risk in the event of nonperformance by counterparties to the index options, the Company does not expect any counterparties to fail to meet their obligations, given their high credit ratings.  In addition, credit support agreements are in place with all counterparties for option holdings in excess of specific limits, which further reduces the Company's credit exposure.  At December 31, 2019 and 2018, the fair value of index options owned by the Company totaled $157.6 million and $14.7 million, respectively. Of these amounts, $80.7 million and $(72.3) million represent unrealized gains and losses on the options held at December 31, 2019 and 2018, respectively.

Mortgage Loans and Other Long-term Investments

Mortgage loans and other long-term investments are stated at cost, less unamortized discounts, deferred fees, and allowances for possible losses. Policy loans are stated at their aggregate unpaid balances. Real estate is stated at the lower of cost or fair value less estimated costs to sell.

Impaired loans are those loans where it is probable that all amounts due according to contractual terms of the loan agreement will not be collected.  The Company has identified these loans through its normal loan review procedures.  Impaired loans include: 1) nonaccrual loans, 2) loans which are 90 days or more past due, unless they are well secured and are in the process of collection, and 3) other loans which management believes are impaired.  Impaired loans are measured based on: 1) the present value of expected future cash flows discounted at the loan's effective interest rate, 2) the loan's observable market price, or 3) the fair value of the collateral if the loan is collateral dependent.  When the Company has loans considered impaired substantially all are measured at the fair value of the collateral.  In limited cases, the Company may use other methods to determine the level of impairment of a loan if such loan is not collateral dependent. Mortgage loans are placed on non-accrual status if there are concerns regarding the collectability of future payments. Interest income on non-performing loans is generally recognized on a cash basis. Once mortgage loans are classified as nonaccrual loans, the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan has been restructured such that the collection of interest is considered likely.

Accrued Investment Income

The accrual of investment income on invested assets is discontinued when it is determined that it is probable that the income will not be collected.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Realized Gains and Losses on Investments

Realized gains and losses for securities available for sale and securities held to maturity are included in earnings and are derived using the specific identification method for determining the cost of securities sold or called.  Prepayment penalty fees received from issuers that call their securities before maturity are excluded from the calculation of realized gain or loss and are included as a component of investment income. After an OTTI write down of fixed maturities with a credit-only impairment, the cost basis is not adjusted for subsequent recoveries in fair value. For fixed maturities for which a reasonable estimate of future cash flows are available after a write down, the discount or reduced premium recorded, based on the new cost basis, is amortized over the remaining life of the security. Amortization in this instance is computed using the prospective method and the current estimate of the amount and timing of future cash flows.

Fair Values

Fair values of equity securities are based on quoted market prices in active markets when available. Fair values of fixed maturities are based on market prices in the fixed income markets. Fair values of derivative investments are based on the latest counterparty model market prices. Items not readily marketable are generally at values that are representative of the fair values of comparable issues. Fair values for all securities are reviewed for reasonableness by considering overall market conditions and values for similar securities. See Note (4) Fair Values of Financial Instruments for more information on fair value policies, including assumptions and the amount of securities priced using the valuation models.

Cash and Cash Equivalents

For purposes of the Consolidated Statements of Cash Flows, the Company considers all short-term investments with a maturity at the date of purchase of three months or less to be cash equivalents.

Deferred Policy Acquisition Costs, Deferred Sales Inducements, and Value of Business Acquired

Deferred policy acquisition costs ("DPAC") include certain costs of successfully acquiring new insurance business, including commissions and other expenses related directly to the production of new business, to the extent recoverable from future policy revenues and gross profits (indirect or unsuccessful acquisition costs, maintenance, product development and overhead expenses are charged to expenses as incurred). Also included are premium bonuses and bonus interest credited to contracts during the first contract year only. These deferred sales inducements ("DSI") are also deferrable to the extent recoverable.

For interest sensitive universal life and annuity products, these costs are amortized in relation to the present value of expected gross margins or gross profits on these policies. For nonparticipating traditional life products, these costs are amortized over the premium paying period of the related policies, in proportion to the ratio of annual premium revenues to total anticipated premium revenues. Such anticipated premium revenues are estimated using the same assumptions used for computing liabilities for future policy benefits. The Company evaluates the recoverability of deferred policy acquisition and sales inducement costs on a quarterly basis. In this evaluation, the Company considers estimated future gross profits or future premiums, as applicable for the type of contract.  The Company also considers expected mortality, interest earned and credited rates, persistency, and expenses.

In accordance with GAAP guidance, the Company must also write off deferred policy acquisition costs and unearned revenue liabilities upon internal replacement of certain contracts as well as annuitizations of deferred annuities. All insurance and investment contract modifications and replacements are reviewed to determine if the internal replacement results in a substantially changed contract. If so, the acquisition costs, sales inducements and unearned revenue associated with the new contract are deferred and amortized over the lifetime of the new contract. In addition, the existing deferred policy acquisition costs, sales inducement costs and unearned revenue balances associated with the replaced contract are written off. If an internal replacement results in a substantially unchanged contract, the acquisition costs, sales inducements and unearned revenue associated with the new contract are immediately recognized in the period incurred. In addition, the existing deferred policy acquisition costs, sales inducement costs or unearned revenue balance associated with the replaced contract is not written off, but instead is carried over to the new contract.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization of DPAC and DSI is reviewed each year and adjusted retrospectively through an unlocking process when estimates of current or future gross profits/margins (including the impact of investment gains and losses) to be realized from a group of products are revised.

The value of insurance in force business acquired ("VOBA") is a purchase accounting convention for life insurance companies in business combinations based upon an actuarial determination of the difference between the fair value of policy liabilities acquired and the same policyholder liabilities measured in accordance with the acquiring company's accounting policies. The difference, referred to as VOBA, is an intangible asset subject to periodic amortization. It represents the portion of the purchase price allocated to the value of the rights to receive future cash flows from the business in force at the acquisition date. The Company will perform recoverability testing of value business acquired beginning in 2020. Refer to Note (7) Business Combinations for more information.

Other Assets

Other assets include property and equipment, primarily comprised of capitalized software costs, furniture and equipment and leasehold improvements, which are reported at cost less allowances for depreciation and amortization. Costs incurred in the preliminary stages of developing internal-use software as well as costs incurred post-implementation for maintenance are expensed. Capitalization of internal-use software costs occurs after management has authorized the project and it is probable that the software will be used as intended. Amortization of software costs begins after the software has been placed in production. Depreciation and amortization expense is computed primarily using the straight-line method over the estimated useful lives of the assets, which range from 7 to 39 years. Leasehold improvements are amortized over the lesser of the economic useful life of the improvement or the term of the lease. Capitalized software, property, and equipment had a carrying value of $153.6 million at December 31, 2019 and $161.2 million at December 31, 2018, and accumulated depreciation and amortization of $62.5 million at December 31, 2019 and $59.5 million at December 31, 2018. Depreciation and amortization expense for capitalized software, furniture and equipment, and leasehold improvements was $10.7 million, $11.1 million, and $9.2 million in 2019, 2018, and 2017, respectively.

Other assets at December 31, 2019 also include goodwill of $13.9 million related to the excess of the amounts paid to acquire companies over the fair value of other net tangible and intangible assets acquired. It represents the future economic benefits arising from assets acquired and liabilities assumed that could not be individually identified. Goodwill is not amortized but is subject to annual impairment analysis at the same time each year or more frequently if indicators are present. The Company will annually review its goodwill balance beginning in the second quarter of 2020 to determine if indicators suggest an impairment may have occurred and would suggest the value has declined below the carrying value of goodwill. Refer to Note (7) Business Combinations for further information concerning the determination of goodwill.

Other assets at December 31, 2019 further include $8.9 million of identifiable intangible assets acquired in a business combination. These intangible assets include trademarks and trade names, internally developed software, and various insurance licenses. Identifiable intangible assets are being amortized using a straight-line method over their estimated useful lives.

Future Policy Benefits

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The embedded derivatives are recorded at fair value. The fair value of the embedded derivative component of policy benefit reserves is estimated at each valuation date by (a) projecting policy and contract values and minimum guaranteed values over the expected lives of the policies and contracts and (b) discounting the excess of the projected value amounts at the applicable risk free interest rates adjusted for nonperformance risk related to those liabilities. The projections of policy and contract values are based upon best estimate assumptions for future policy growth and future policy decrements. Best estimate assumptions for future policy growth includes assumptions for the expected index credit on the next policy anniversary date which are derived from the fair values of the underlying call options purchased to fund such index credits and the expected costs of annual cost options purchased in the future to fund index credits beyond the next policy anniversary. The projections of minimum guaranteed contract values include the same best estimate assumptions for policy decrements as were used to project policy contract values.

Other Policy Claims and Benefits

Unearned revenue reserves are maintained that reflect the unamortized balance of charges assessed to interest sensitive contract holders which serve as compensation for services to be performed over future periods (policy premium loads). These charges have been deferred and are being recognized in income over the period benefited using the same assumptions and factors used to amortize deferred acquisition costs.

Stock Compensation

The Company accounts for its share-based compensation for GAAP reporting using liability accounting, and measures compensation cost using the fair value method at each reporting date. For stock options and stock appreciation rights, fair value is determined using an option pricing model that takes into account various information and assumptions including the Company's stock price, volatility, option price, vesting dates, exercise dates and projected lapses.

Deferred Income Taxes

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

Recognition of Premiums, Contract Revenues and Costs

Premiums on traditional life insurance products are recognized as revenues as they become due from policyholders. Benefits and expenses are matched with premiums in arriving at profits by providing for policy benefits over the lives of the policies and by amortizing costs over premium-paying periods of the policies.

Revenues for interest sensitive universal life and annuity products consist of policy charges for the cost of insurance asset charges, administration charges, amortization of policy initiation fees and surrender charges assessed against policyholder account balances. The timing of revenue recognition as it relates to these charges and fees is determined based on the nature of such charges and fees. Policy charges for the cost of insurance, asset charges and policy administration charges are assessed on a daily or monthly basis and are recognized as revenue when assessed and earned. Certain policy initiation fees that represent compensation for services to be provided in the future are reported as unearned revenue and recognized in income over the periods benefited. Surrender charges are determined based upon contractual terms and are recognized upon surrender of a contract. Policy benefits and claims charged to expense include interest amounts credited to policyholder account balances and benefit claims incurred in excess of policyholder account balances during the period. Amortization of DPAC, DSI, and VOBA balances are recognized as expense over the life of the policy. All insurance-related revenues, benefits and expenses are reported net of reinsurance ceded. The cost of reinsurance ceded is recognized over the contract periods of the reinsurance agreements.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive Income

Comprehensive income includes net income, as well as other comprehensive income items not recognized through net income. Other comprehensive income includes unrealized gains and losses on available-for-sale securities as well as the underfunded obligations for certain retirement and postretirement benefit plans. These items are included in accumulated other comprehensive income, net of tax and other offsets, in stockholders’ equity. The changes in unrealized gains and losses reported in our Statement of Comprehensive Income (Loss), excludes net investment gains and losses included in net income that represent transfers from unrealized to realized gains and losses. These transfers are further discussed in Note (3) Investments. The components of the underfunded obligation for certain retirement and postretirement benefit plans are provided in Note (14) Pension and Other Postretirement Plans.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. For example, significant estimates and assumptions are utilized in the valuation of investments, determination of other-than-temporary impairments of investments, recoverability and amortization of deferred acquisition costs and value of business acquired, calculation of policyholder liabilities and accruals and determination of pension expense. It is reasonably possible that actual experience could differ from the estimates and assumptions utilized, which could have a material impact on the Consolidated Financial Statements.

Accounting Standards and Changes in Accounting

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

These updates are required to be applied retrospectively to the earliest period presented in the financial statements for periods beginning after December 15, 2021, with early adoption permitted. The Company has performed a preliminary gap analysis and created a roadmap for its implementation of this standard by the effective date. The Company is still evaluating the impact of the new guidance on its Consolidated Financial Statements.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2016, the FASB released ASU 2016-13, Financial Instruments-Credit Losses, which revises the credit loss recognition criteria for certain financial assets measured at amortized cost. The new guidance replaces the existing incurred loss recognition model with an expected loss recognition model (“CECL”). The objective of the CECL model is for the reporting entity to recognize its estimate of current expected credit losses for affected financial assets in a valuation allowance deducted from the amortized cost basis of the related financial assets that results in presenting the net carrying value of the financial assets at the amount expected to be collected. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The amendments in this Update add clarification and correction to ASU 2016-13 around accrued interest, transfers between classifications or categories for loans and debt securities, consideration of recoveries in estimating allowances, reinsurance recoveries, consideration of prepayments and estimated costs to sell when foreclosure is probable. In November, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. The amendments in this Update add clarification and correction to ASU 2016-13 around expected recoveries for purchased financial assets with credit deterioration, transition relief for troubled debt restructurings, disclosures related to accrued interest receivables, and financial assets secured by collateral maintenance provisions. The guidance for these pronouncements is effective for interim and annual periods beginning after December 15, 2019, and for most affected instruments must be adopted using a modified retrospective approach, with a cumulative effect adjustment recorded to beginning retained earnings. Effective January 1, 2020, the Company adopted the expected loss recognition model related to mortgage loans, debt securities held to maturity and reinsurance recoverables. The Company has completed its analysis of expected credit loss and is working towards finalizing the implementation impact. Based on this analysis, the Company has estimated the impact of the new CECL model to result in an increase in the allowance credit losses of approximately $4 million to $6 million. The Company will record the adoption impact and further details in its financial statements for the quarter ending March 31, 2020.

In December 2019, the FASB issued ASU 2019-12 Income Taxes - Simplifying the Accounting for Income Taxes (Topic 740), which simplifies various aspects of the income tax accounting guidance and will be applied using different approaches depending on the specific amendment. The amendments will be effective for fiscal periods ending after December 15, 2020. Early adoption is permitted. The Company does not expect this guidance to have a material impact on the Consolidated Financial Statements and related disclosures upon adoption.

Accounting pronouncements adopted
In April 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new guidance simplifies the current two-step goodwill impairment test by eliminating Step 2 of the test. The new guidance requires a one-step impairment test in which an entity compares the fair value of a reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any. The amendments will be effective for annual goodwill impairment tests occurring after December 15, 2019. The Company elected to adopt the requirements of this update in its Consolidated Financial Statements for the year ended December 31, 2019. The adoption of this amendment did not have an impact on the Company’s results of operations or financial position.

In August 2018, FASB issued ASU 2018-13 Fair Value Measurement (Topic 820) Disclosure Framework - Changes to the Disclosure requirements for Fair Value Measurement. This update removed disclosures for 1) amount of and reasons for transfers between Level 1 and Level 2 for fair value hierarchy, 2) policy for timing of transfers between levels, 3) valuation process for Level 3 fair value measurements. This update also added disclosure requirement as follows: 1) changes in unrealized gains and losses for the period included in OCI for recurring Level 3 fair value measurements held at end of reporting period; 2) range and weighted average (or other reasonable quantitative measurement) of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments will be effective for interim periods beginning after December 15, 2019. The Company elected to adopt the requirements of this update in its Consolidated Financial Statements for the year ended December 31, 2019. The adoption of this amendment did not have an impact on the Company’s results of operations or financial position.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2018, FASB issued ASU 2018-14 Compensation-Retirement Benefits - Defined Benefit Plans-General (Subtopic 715-20) Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. This update removed disclosures for 1) amounts in AOCI expected to be recognized as components of net periodic benefit cost over the next fiscal year, 2) amount and timing of plan assets expected to be returned to the employer, 3) related party disclosures about the amount of future annual benefits covered by insurance and annuity contracts and significant transactions between the employer or related parties and the plan, 4) the effects of a one-percentage-point change in assumed health care cost trend rates on the (a) aggregate of the service and interest cost components of the net periodic benefit costs and (b) benefit obligation for postretirement health care benefits. This update also added disclosures as follows: 1) weighted-average interest crediting rates for cash balance plans and other plans with promised crediting rates, 2) explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. Finally, this update clarified that the following information for defined benefit pension plans should be disclosed: 1) projected benefit obligation (PBO) and fair value of plan assets for plans with PBO in excess of plan assets, 2) accumulated benefit obligation (ABO) and fair value of plan assets for plans with ABOs in excess of plan assets. The amendments are effective for fiscal periods ending after December 31, 2020. The Company elected to adopt the requirements of this update in its Consolidated Financial Statements for the year ended December 31, 2019. The adoption of this amendment did not have an impact on the Company’s results of operations or financial position.

In August 2018, the SEC released a final rule updating disclosure requirements, Disclosure Update and Simplification, which resulted in the additional interim disclosure of an analysis of changes in stockholders’ equity to be required for the current and comparative quarter and year-to-date interim periods. Registrants are required to provide an analysis of changes in each caption of stockholders’ equity and noncontrolling interests, which will be accompanied by dividends per share and in the aggregate for each class of shares. The disclosure must be presented in the form of a reconciliation, either as a separate statement or in the footnotes. The adoption of this rule in 2019 did not have a material effect on the results of operations or financial position of the Company as this information in year-to-date format was already provided.

In March 2017, the FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs: Premium Amortization on Purchased Callable Debt Securities, which amends the amortization period for certain purchased callable debt securities held at a premium. The amortization period for premiums is being shortened to the earliest call date. This guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The adoption of this ASU in 2019 did not have a material effect on the results of operations or financial position of the Company.

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

On February 14, 2018, the FASB released ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The update addresses certain stranded income tax effects in accumulated other comprehensive income caused by the Tax Cuts and Job Act ("Tax Act") which was passed in December 2017. Under the new FASB rules, financial statement preparers are provided the option to reclassify stranded tax effects within accumulated other comprehensive income in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recorded. Companies were required to apply the new guidance for fiscal years, including interim periods within such years, starting after December 15, 2018, with early adoption permitted. The amendments were to be applied in either the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the federal corporate income tax rate from the Tax Act is recognized. The Company elected to adopt the requirements of this update in its Consolidated Financial Statements for the year ended December 31, 2017 and reported the resultant reclassification amount, $2.5 million, as a charge to Retained Earnings in the accompanying Consolidated Statements of Stockholders' Equity.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance requires companies to recognize revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. As an insurance enterprise, the primary sources of revenue are excluded from this guidance, including insurance premiums, contract charges, and investment revenues. The Company has certain types of non-insurance and non-investment revenue from contracts with customers that fall under this guidance. These revenues are recognized when obligations under the terms of the contract are satisfied. The amount of revenue recognized reflects the consideration the Company expects to be entitled to in exchange for those services. For these revenues, the performance obligation is fulfilled as services are rendered. Revenues from contracts with customers identified under Topic 606 are not material, representing 2% of Company total revenues for the year ended December 31, 2017. The guidance was effective for reporting periods beginning after December 15, 2017 and was to be applied either on a full or modified retrospective basis. The adoption of this ASU did not have a material effect on the results of operations or financial position of the Company.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2018, the FASB released ASU 2018-07 Compensation - Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting. This update largely aligns the accounting for share-based payment awards issued to employees and nonemployees. Previously, nonemployee stock compensation was accounted for under Subtopic 505-50 but will now fall under Topic 718. Changes to the accounting for nonemployee awards include 1) measurement based on fair value of the equity instrument at grant date, rather than previous requirement to measure based on the more reliable option of the fair value of the consideration or the fair value of the equity instrument, 2) initial measurement at grant date, rather than the earlier of the date at which commitment for performance is reached or performance is complete, and 3) when performance conditions are present, the probability of satisfying performance conditions should be considered in measurement rather than the previous requirement to measure at the lowest aggregate fair value. The amendments in the new guidance were effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal period. There was no impact to the Company’s financial position, results of operations or cash flows as the result of the adoption of this ASU.

In February 2016, the FASB issued new guidance on leasing transactions (ASU 2016-02, Leases - Topic 842). The new guidance was effective for the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and requires a modified retrospective transition approach (subject to optional practical expedients). The new guidance requires a lessee to recognize assets and liabilities for leases with lease terms of more than 12 months. Leases are to be classified as finance or operating leases and both types of leases are to be recognized on the balance sheet. Lessor accounting remains largely unchanged from current guidance except for certain targeted changes. The new guidance also requires new qualitative and quantitative disclosures. Early adoption is permitted. The Company elected to early adopt the requirements of this update in its Consolidated Financial Statements for the year ended December 31, 2018. There was no material impact to the Company’s financial position, results of operations or cash flows as the result of the adoption of this ASU.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future Consolidated Financial Statements.

(2)  INVESTMENTS

(A)  Investment Income

The major components of net investment income are as follows:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)

Gross investment income:
Debt and equity securities	$403,372	399,645	409,401
Mortgage loans	12,595	12,066	11,045
Policy loans	3,539	3,185	3,485
Derivative gains (losses)	123,207	(80,004)	222,875
Short term investments	2,974	2,249	1,012
Other investment income	13,057	13,289	13,137

Total investment income	558,744	350,430	660,955
Less investment expenses	3,252	1,353	1,270

Net investment income	$555,492	349,077	659,685

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

The Company targets a minimum specified yield on mortgage loan investments determined by reference to currently available debt security instrument yields plus a desired amount of incremental basis points.  During the past several years, the low interest rate environment, coupled with a competitive marketplace, resulted in fewer loan opportunities being available that met the Company's required rate of return. Mortgage loans originated by the Company totaled $121.4 million and $29.9 million for the years 2019 and 2018, respectively.

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

The Company held net investments in mortgage loans, after allowances for possible losses, totaling $272.4 million and $203.2 million at December 31, 2019 and 2018, respectively.  The diversification of the portfolio by geographic region, property type, and loan-to-value ratio was as follows:

	December 31, 2019		December 31, 2018
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Geographic Region:
West South Central	$191,089	70.0	$116,205	57.0
East North Central	17,248	6.3	20,944	10.3
South Atlantic	35,698	13.1	29,829	14.6
East South Central	8,063	2.9	13,801	6.8
West North Central	12,505	4.6	12,751	6.3
Pacific	6,436	2.4	6,626	3.2
Middle Atlantic	2,058	0.7	2,138	1.0
Mountain	—	—	1,561	0.8
Gross balance	273,097	100.0	203,855	100.0

Allowance for possible losses	(675)	(0.2)	(675)	(0.3)

Totals	$272,422	99.8	$203,180	99.7

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2019		December 31, 2018
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Property Type:
Retail	$91,790	33.6	$96,075	47.1
Office	95,362	34.9	71,194	34.9
Hotel	8,997	3.3	14,454	7.1
Land/Lots	4,829	1.8	3,498	1.7
Apartments	30,000	11.0	—	—
All other	42,119	15.4	18,634	9.2
Gross balance	273,097	100.0	203,855	100.0

Allowance for possible losses	(675)	(0.2)	(675)	(0.3)

Totals	$272,422	99.8	$203,180	99.7

	December 31, 2019		December 31, 2018
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Loan-to-Value Ratio (1):
Less than 50%	$52,778	19.3	$66,371	32.6
50% to 60%	56,929	20.8	22,610	11.1
60% to 70%	117,377	43.0	102,857	50.4
70% to 80%	46,013	16.9	6,642	3.3
80% to 90%	—	—	5,375	2.6
Gross balance	273,097	100.0	203,855	100.0

Allowance for possible losses	(675)	(0.2)	(675)	(0.3)

Totals	$272,422	99.8	$203,180	99.7

(1)  Loan-to-Value Ratio using the most recent appraised value. Appraisals are required at the time of funding and may be updated if a material change occurs from the original loan agreement.

All mortgage loans are analyzed quarterly in order to monitor the financial quality of these assets. Based on ongoing monitoring, mortgage loans with a likelihood of becoming delinquent are identified and placed on an internal “watch list.” Among the criteria that would indicate a potential problem are: major tenant vacancies or bankruptcies, late payments, and loan relief/restructuring requests. The mortgage loan portfolio is analyzed for the need for a valuation allowance on any loan that is on the internal watch list, in the process of foreclosure, or that currently has a valuation allowance.

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

The Company recognized no impairment losses for the years ended December 31, 2019, 2018 or 2017.  The current mortgage loan valuation allowance represents a general valuation allowance established for the Company's mortgage loan portfolio based upon the Company's loss experience over an extended period of time and is not specifically identified to individual loans. Impairments are based on information which indicated that the Company may not collect all amounts in accordance with the mortgage agreement. While the Company closely monitors its mortgage loan portfolio, future changes in economic conditions can result in impairments beyond those currently identified.

The following table represents the mortgage loan allowance for the years ended December 31, 2019 and 2018:

	2019	2018
	(In thousands)

Balance, beginning of period	$675	650
Provision	—	25
Releases	—	—

Balance, end of period	$675	675

The Company does not recognize interest income on loans past due 90 days or more.  The Company had no mortgage loans past due six months or more at December 31, 2019, 2018 and 2017.  There was no interest income not recognized in 2019, 2018 or 2017.

The contractual maturities of mortgage loan principal balances at December 31, 2019 and 2018 were as follows:

	December 31, 2019		December 31, 2018
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Principal Balance by Contractual Maturity:
Due in one year or less	$497	0.2	$23,839	11.7
Due after one year through five years	34,306	12.5	39,391	19.3
Due after five years through ten years	142,477	52.1	134,574	65.8
Due after ten years through fifteen years	96,359	35.2	6,642	3.2
Due after fifteen years	—	—	—	—

Totals	$273,639	100.0	$204,446	100.0

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's direct investments in real estate investments are not a significant portion of its total investment portfolio. These investments totaled approximately $34.6 million at December 31, 2019 and $35.7 million at December 31, 2018, and consist primarily of income-producing properties which are being operated by a wholly owned subsidiary of National Western.  Included in the amount at December 31, 2019 is a surface parking property owned by Ozark National which it contracts. The value of this real estate investment was appraised at $4.3 million at January 31, 2019 as part of the purchase accounting done as of that date. The Company’s real estate holdings are reflected in other long-term investments in the accompanying Consolidated Financial Statements.  The Company records real estate at the lower of cost or fair value less estimated cost to sell, which is determined on an individual asset basis.  The Company recognized operating income on these properties of approximately $2.9 million, $2.2 million and $2.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.  The Company had real estate investments that were non-income producing for the preceding twelve months totaling $0.4 million, $5.2 million and $0.1 million at December 31, 2019, 2018 and 2017, respectively. The balance at December 31, 2018 includes the Company's former home office facility which was held for sale and sold during 2019.

Net real estate gains for the year ended December 31, 2019 primarily pertain to the Company's sale of its nursing home operations in Reno, Nevada and San Marcos, Texas as well as a property sold located in Austin, Texas. The sale of the Reno nursing home was completed effective February 1, 2019 and a gain of $5.7 million was realized on the sale of the land and building associated with the operation. The sale of the San Marcos nursing home was concluded effective May 1, 2019 and the Company recorded a loss of $(2.0) million associated with the sale of the land and building of this operation. The sale of the Company's prior home office was completed in the second quarter with a realized gain on the sale of $3.2 million. The net realized investment gain in 2018 was on a sale of previously occupied home office property located in Austin, Texas adjoining the property sold in 2019. The net realized investment gains in 2017 were on disposed properties located in Austin, Texas and Dallas, Texas.

(C)  Debt Securities

The table below presents amortized costs and fair values of debt securities held to maturity at December 31, 2019.

	Debt Securities Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
U.S. agencies	$100,910	1,686	—	102,596
U.S. Treasury	3,782	140	—	3,922
States and political subdivisions	431,433	19,440	(84)	450,789
Foreign governments	1,144	55	—	1,199
Public utilities	888,444	36,638	(83)	924,999
Corporate	4,607,826	212,281	(718)	4,819,389
Commercial mortgage-backed	3,032	52	—	3,084
Residential mortgage-backed	1,066,899	32,706	(716)	1,098,889
Asset-backed	2,775	62	(1)	2,836

Totals	$7,106,245	303,060	(1,602)	7,407,703

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents amortized costs and fair values of debt securities available for sale at December 31, 2019.

	Debt Securities Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
States and political subdivisions	$98,037	4,495	(3)	102,529
Foreign governments	9,983	203	—	10,186
Public utilities	67,895	3,476	—	71,371
Corporate	2,921,431	141,705	(2,479)	3,060,657
Commercial mortgage-backed	28,871	1,071	—	29,942
Residential mortgage-backed	12,815	1,077	(117)	13,775
Asset-backed	67,088	1,397	—	68,485

Totals	$3,206,120	153,424	(2,599)	3,356,945

The table below presents amortized costs and fair values of debt securities held to maturity at December 31, 2018.

	Debt Securities Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
U.S. Treasury	$1,341	116	—	1,457
States and political subdivisions	457,404	9,764	(2,376)	464,792
Public utilities	930,629	5,928	(12,944)	923,613
Corporate	4,715,775	27,652	(87,043)	4,656,384
Residential mortgage-backed	1,176,216	13,771	(11,932)	1,178,055
Asset-backed	3,889	88	(10)	3,967

Totals	$7,285,254	57,319	(114,305)	7,228,268

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents amortized costs and fair values of debt securities available for sale at December 31, 2018.

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

The Company's investment policy is to invest in high quality securities with the primary intention of holding these securities until the stated maturity.  As such, the portfolio has exposure to interest rate risk, which is the risk that funds are invested today at a market interest rate and in the future interest rates rise causing the current market price on that investment to be lower.  This risk is not a significant factor relative to the Company's buy and hold portfolio, since the intention is to receive the stated interest rate and principal at maturity to match liability requirements to policyholders.  The Company manages these risks, for example, by purchasing mortgage-backed securities types that have more predictable cash flow patterns.

In addition, the Company is exposed to credit risk which is continually monitored.  Credit risk is the risk that an issuer of a security will not be able to fulfill their obligations relative to a security payment schedule and maturity date.  The Company reviewed pertinent information for all issuers in an unrealized loss position at December 31, 2019 including market pricing history, credit ratings, analyst reports, as well as data provided by the issuers themselves.  The Company then made a determination on each specific issuer relating to whether an other-than-temporary impairment existed.  For the securities that have not been impaired at December 31, 2019, the Company intends to hold these securities until recovery in fair value and expects to receive all amounts due relative to principal and interest.

The Company held below investment grade debt securities totaling $83.7 million and $94.2 million at December 31, 2019 and 2018, respectively. These amounts represent 0.8% and 0.9% of total invested assets for December 31, 2019 and 2018, respectively.  Below investment grade holdings are the result of credit rating downgrades subsequent to purchase, as the Company only invests in high quality securities with ratings quoted as investment grade.  Below investment grade securities generally have greater default risk than higher rated corporate debt.  The issuers of these securities are usually more sensitive to adverse industry or economic conditions than are investment grade issuers.

For the year ended December 31, 2019, the Company recorded net realized gains totaling $6.2 million related to the disposition of investment securities.  The net realized gains included $7.8 million for other-than-temporary impairment write-downs on investments. For the years ended December 2018 and 2017, the Company recorded net realized gains totaling $8.4 million and $14.8 million, respectively, related to disposition of securities.

Debt securities balances at December 31, 2019 include Ozark National holdings of $307.2 million in held to maturity and $415.7 million in available for sale. As part of the acquisition effective January 31, 2019 the Company employed purchase accounting procedures in accordance with GAAP which revalued the acquired investment portfolio to their fair values as of the date of the acquisition. These fair values became the book values for Ozark National from that point going forward. Accordingly, unrealized gains and losses for the Ozark National debt securities represent the changes subsequent to the purchase accounting book values established at January 31, 2019.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the gross unrealized losses and fair values of the Company's held to maturity investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2019.

	Debt Securities Held to Maturity
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
States and political subdivisions	$5,013	(33)	1,712	(51)	6,725	(84)
Public utilities	2,345	(83)	—	—	2,345	(83)
Corporate bonds	31,419	(337)	17,191	(381)	48,610	(718)
Residential mortgage-backed	25,859	(63)	43,498	(653)	69,357	(716)
Asset-backed	1,349	(1)	—	—	1,349	(1)

Total	$65,985	(517)	62,401	(1,085)	128,386	(1,602)

The following table shows the gross unrealized losses and fair values of the Company's available for sale investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2019.

	Debt Securities Available For Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
States and political subdivisions	$470	(3)	—	—	470	(3)
Public utilities	—	—	—	—	—	—
Corporate bonds	40,080	(105)	28,582	(2,374)	68,662	(2,479)
Residential mortgage-backed	—	—	710	(117)	710	(117)

Total	$40,550	(108)	29,292	(2,491)	69,842	(2,599)

The Company does not consider securities to be other-than-temporarily impaired where the market decline is attributable to factors such as market volatility, liquidity, spread widening and credit quality where it is anticipated that a recovery of all amounts due under the contractual terms of the security will occur and the Company has the intent and ability to hold until recovery or maturity.  Based on its review, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2019. The Company monitors the investment portfolio on an ongoing basis for any changes in issuer facts and circumstances that could result in future impairments.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the gross unrealized losses and fair values of the Company's held to maturity investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2018.

	Debt Securities Held to Maturity
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
States and political subdivisions	$88,253	(2,124)	10,645	(252)	98,898	(2,376)
Public utilities	396,980	(8,371)	98,632	(4,573)	495,612	(12,944)
Corporate bonds	2,144,969	(55,125)	650,401	(31,918)	2,795,370	(87,043)
Residential mortgage-backed	202,986	(2,032)	311,374	(9,900)	514,360	(11,932)
Asset-backed	—	—	1,976	(10)	1,976	(10)

Total	$2,833,188	(67,652)	1,073,028	(46,653)	3,906,216	(114,305)

The following table shows the gross unrealized losses and fair values of the Company's available for sale investments by investment category, and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2018.

	Debt Securities Available For Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
States and political subdivisions	$566	(4)	—	—	566	(4)
Public utilities	38,903	(517)	—	—	38,903	(517)
Corporate bonds	1,468,953	(44,575)	442,798	(35,063)	1,911,751	(79,638)
Residential mortgage-backed	—	—	878	(84)	878	(84)

Total	$1,508,422	(45,096)	443,676	(35,147)	1,952,098	(80,243)

Unrealized losses decreased in 2019 from 2018 amounts primarily as a result of a decrease in market interest rate levels during 2019.  The Company does not consider these investments to be other-than-temporarily impaired because the Company does not intend to sell these securities before recovery in fair value and expects to receive all amounts due relative to principal and interest.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair value of investments in debt securities at December 31, 2019, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Debt Securities Available for Sale		Debt Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Due in 1 year or less	$161,688	163,644	535,438	542,601
Due after 1 year through 5 years	1,195,519	1,239,173	2,909,434	3,011,492
Due after 5 years through 10 years	1,479,253	1,558,118	2,007,066	2,122,184
Due after 10 years	260,886	283,808	581,601	626,617
	3,097,346	3,244,743	6,033,539	6,302,894

Mortgage and asset-backed securities	108,774	112,202	1,072,706	1,104,809

Total	$3,206,120	3,356,945	7,106,245	7,407,703

The Company uses the specific identification method in computing realized gains and losses.  The table below details the nature of realized gains and losses, excluding impairments, during the year.

	Years Ended December 31,
	2019	2018	2017
	(In thousands)

Available for sale debt securities:
Realized gains on disposal	$3,798	3,447	5,208
Realized losses on disposal	(1,011)	(6)	(7)
Held to maturity debt securities:
Realized gains on redemption	4,390	3,208	6,944
Realized losses on redemption	—	—	(74)
Equity securities realized gains	—	—	147
Real estate	6,911	1,799	2,657
Mortgage loans	—	(25)	—
Other	—	—	—

Totals	$14,088	8,423	14,875

No sales were made out of the held to maturity portfolio in 2019, 2018 or 2017.

Except for the total U.S. government agency mortgage-backed securities held, the Company had no other investments in any entity in excess of 10.0% of stockholders' equity at December 31, 2019 or 2018.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents net impairment losses recognized in earnings for the periods indicated.

	Years Ended December 31,
	2019	2018	2017
	(In thousands)

Total other-than-temporary impairment recoveries (losses) on debt securities	$(7,838)	12	599
Portion recognized in comprehensive income	(9)	(12)	(599)

Net impairment losses on debt securities recognized in earnings	(7,847)	—	—
Equity securities impairments	—	—	(112)

Totals	$(7,847)	—	(112)

For the years ended December 31, 2019 , 2018, and 2017, the Company recovered $0.0 million, $0.0 million, and $0.6 million, respectively, on previously impaired asset-backed securities. The credit component of asset-backed securities impairments were determined as the difference between amortized cost and the present value of the cash flows expected to be received, discounted at the original yield. The significant inputs used to project cash flows on asset-backed securities are estimated future prepayment rates, default rates and default loss severity.

Effective January 1, 2018, changes in the fair value of equity securities are recorded directly in the Consolidated Statements of Earnings as a component of net investment income and are therefore no longer subject to impairment adjustments.

The table below presents a roll forward of credit losses on securities for which the Company also recorded non-credit other-than-temporary impairments in other comprehensive loss.

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018
	(In thousands)

Beginning balance, cumulative credit losses related to other-than-temporary impairments	$627	627
Reductions for securities disposed during current period	—	—
Additions for OTTI where credit losses have been previously recognized	—	—

Ending balance, cumulative credit losses related to other-than-temporary impairments	$627	627

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(D)  Net Unrealized Gains (Losses)

Net unrealized gains (losses) on investment securities included in stockholders' equity at December 31, 2019 and 2018, are as follows:

	December 31,
	2019	2018
	(In thousands)

Gross unrealized gains	$153,417	17,678
Gross unrealized losses	(2,603)	(80,263)
Adjustments for:
Deferred policy acquisition costs and sales inducements	(61,372)	24,237
Deferred Federal income tax expense	(18,783)	8,053
	70,659	(30,295)

Net unrealized gains related to securities transferred to held to maturity	—	—

Net unrealized gains (losses) on investment securities	$70,659	(30,295)

(E)  Transfer of Securities

There were no transfers in 2019, 2018 or 2017 between the held to maturity portfolio and the available for sale portfolio.

(3)  DERIVATIVE INVESTMENTS

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

The tables below present the fair value of derivative instruments.

	December 31, 2019
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments
Equity index options	Derivatives, Index Options	$157,588

Fixed-index products			Universal Life and Annuity Contracts	$155,902

Total		$157,588		$155,902

	December 31, 2018
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments
Equity index options	Derivatives, Index Options	$14,684

Fixed-index products			Universal Life and Annuity Contracts	$44,781

Total		$14,684		$44,781

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the effect of derivative instruments in the Consolidated Statements of Earnings for the years ended December 31, 2019, 2018 and 2017.

		Amount of Gain or (Loss) Recognized In Income on Derivatives
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized In Income on Derivatives	2019	2018	2017
		(In thousands)

Equity index options	Net investment income (loss)	$123,207	(80,004)	222,875

Fixed-index products	Universal life and annuity contract interest	(91,424)	66,335	(237,281)

		$31,783	(13,669)	(14,406)

The embedded derivative liability, the change of which is recorded in universal life and annuity contract interest in the Consolidated Statements of Earnings, includes projected interest credits that are offset by the expected collectability by the Company of asset management fees on fixed-index products. The anticipated asset management fees assumed to be collected increases or decreases based upon the most recent performance of index options and adds to or reduces the offset applied to the embedded derivative liability (increasing or decreasing contract interest expense). In the years ended December 31, 2019, 2018, and 2017, the change in the embedded derivative liability due to the expected collectability of asset management fees increased/(decreased) contract interest expense by $(33.6) million, $17.6 million, and $6.9 million, respectively.

(4)  FAIR VALUES OF FINANCIAL INSTRUMENTS

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

Financial assets and liabilities recorded at fair value on the Consolidated Balance Sheets are categorized as follows:

Level 1: Fair value is based on unadjusted quoted prices in active markets that are accessible to the Company for identical assets or liabilities. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. These generally provide the most reliable evidence and are used to measure fair value whenever available. The Company's Level 1 assets are equity securities and an alternative asset that are traded in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets.

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

Level 3:  Fair value is based on significant unobservable inputs which reflect the entity’s or third party pricing service’s assumptions about the assumptions market participants would use in pricing an asset or liability. The Company’s Level 3 assets are over-the-counter derivative contracts and the Company’s Level 3 liabilities consist of share-based compensation obligations and certain product-related embedded derivatives and contingent consideration in the acquisition of businesses.  Valuations are estimated based on non-binding broker prices or internally developed valuation models or methodologies, discounted cash flow models and other similar techniques.

The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of the date indicated.

	December 31, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale	$3,356,945	—	3,356,945	—
Equity securities	23,594	23,594	—	—
Derivatives, index options	157,588	—	—	157,588
Other invested assets	2	2	—	—

Total assets	$3,538,129	23,596	3,356,945	157,588

Policyholder account balances (a)	$155,902	—	—	155,902
Other liabilities (b)	15,301	—	—	15,301

Total liabilities	$171,203	—	—	171,203

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale	$2,946,059	—	2,946,059	—
Equity securities, available for sale	17,491	17,491	—	—
Derivatives, index options	14,684	—	—	14,684

Total assets	$2,978,234	17,491	2,946,059	14,684

Policyholder account balances (a)	$44,781	—	—	44,781
Other liabilities	11,923	—	—	11,923

Total liabilities	$56,704	—	—	56,704

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

	Year Ended December 31, 2019
	Debt Securities, Available For Sale	Equity Securities	Derivatives, Index Options	Total Assets	Other Liabilities
	(In thousands)

Beginning balance, January 1, 2019	$—	—	14,684	14,684	56,704
Total realized and unrealized gains (losses):
Included in net income	—	—	123,207	123,207	94,106
Included in other comprehensive income (loss)	—	—	—	—	—
Purchases, sales, issuances and settlements, net:
Purchases	—	—	76,928	76,928	76,928
Sales	—	—	—	—	—
Issuances	—	—	—	—	3,815
Settlements	—	—	(57,231)	(57,231)	(60,350)
Transfers into (out of) Level 3	—	—	—	—	—

Balance at end of period	$—	—	157,588	157,588	171,203

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets/liabilities held at the end of the reporting period:
Net investment income	$—	—	80,724	80,724	—
Benefits and expenses	—	—	—	—	83,406

Total	$—	—	80,724	80,724	83,406

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2018
	Debt Securities, Available For Sale	Equity Securities, Available For Sale	Derivatives, Index Options	Total Assets	Other Liabilities
	(In thousands)

Beginning balance, January 1, 2018	$—	—	194,731	194,731	226,401
Total realized and unrealized gains (losses):
Included in net income	—	—	(80,004)	(80,004)	(65,046)
Included in other comprehensive income (loss)	—	—	—	—	—
Purchases, sales, issuances and settlements, net:
Purchases	—	—	86,953	86,953	86,953
Sales	—	—	—	—	—
Issuances	—	—	—	—	74
Settlements	—	—	(186,996)	(186,996)	(191,678)
Transfers into (out of) Level 3	—	—	—	—	—

Balance at end of period	$—	—	14,684	14,684	56,704

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets/liabilities held at the end of the reporting period:
Net investment income	$—	—	(72,269)	(72,269)	—
Benefits and expenses	—	—	—	—	(70,980)

Total	$—	—	(72,269)	(72,269)	(70,980)

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables show the fair value (in thousands), valuation techniques and significant unobservable inputs for the financial instruments categorized as Level 3.

	December 31, 2019
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(In thousands)

Assets:
Derivatives, index options	$157,588	Broker prices	Implied volatility	13.1% - 19.9% (15.25%)

Total assets	$157,588

Liabilities:
Policyholder account balances	$155,902	Deterministic cash flow model	Projected option cost	0.0% - 17.55% (3.14%)
Share based compensation	11,225	Black Scholes	Expected term	1.9 to 10 years
			Expected volatility	22.2%
Contingent consideration on businesses acquired	4,076	Probabilistic Method	Discount rate	10%
			Projected renewal premium	$57.2 - $82.4 million ($71.9)

Total liabilities	$171,203

	December 31, 2018
	Fair Value	Valuation Technique	Unobservable Input
	(In thousands)

Derivatives, index options	$14,684	Broker prices	Implied volatility
			Inputs from broker proprietary models

Total assets	$14,684

Policyholder account balances	$44,781	Deterministic cash flow model	Projected option cost
Other liabilities	11,923	Black Scholes	Expected term
			Forfeiture assumptions

Total liabilities	$56,704

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Life interest in Libbie Shearn Moody Trust.  The fair value of the life interest asset is determined annually based on assumptions as to future distributions from the Trust over the life expectancy of Robert L. Moody, Sr., Chairman Emeritus of the Board of Directors of NWLGI. These estimated cash flows are discounted at a rate consistent with uncertainties relating to the amount and timing of future cash distributions subject to the maximum amount to be received by the Company from life insurance proceeds in the event of Mr. Moody's death. The carrying value or cost basis of the life interest asset is amortized ratably over the remaining expected life of Mr. Moody, updated for changes in expected mortality.

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

Contingent consideration. The fair value of contingent consideration in the acquisition of businesses is valued using a probabilistic method that includes a discounted projection of renewal premiums.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents, by pricing source and fair value hierarchy level, the Company’s assets that are measured at fair value on a recurring basis:

	December 31, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)

Fixed maturities, available for sale:
Priced by third-party vendors	$3,356,945	—	3,356,945	—
Priced internally	—	—	—	—
Subtotal	3,356,945	—	3,356,945	—

Equity securities:
Priced by third-party vendors	23,594	23,594	—	—
Priced internally	—	—	—	—
Subtotal	23,594	23,594	—	—

Derivatives, index options:
Priced by third-party vendors	157,588	—	—	157,588
Priced internally	—	—	—	—
Subtotal	157,588	—	—	157,588

Other invested assets:
Priced by third-party vendors	2	2	—	—
Priced internally	—	—	—	—
Subtotal	2	2	—	—

Total	$3,538,129	23,596	3,356,945	157,588

Percent of total	100.0%	0.7%	94.8%	4.5%

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts and fair values of the Company's financial instruments are as follows:

	December 31, 2019
			Fair Value Hierarchy Level
	Carrying Values	Fair Values	Level 1	Level 2	Level 3
	(In thousands)

ASSETS
Debt securities held to maturity	$7,106,245	7,407,703	—	7,407,703	—
Debt securities available for sale	3,356,945	3,356,945	—	3,356,945	—

Cash and cash equivalents	253,524	253,524	253,524	—	—
Mortgage loans	272,422	270,931	—	—	270,931
Real estate	34,588	57,204	—	—	57,204
Policy loans	80,008	123,650	—	—	123,650
Other loans	13,547	13,698	—	—	13,698
Derivatives, index options	157,588	157,588	—	—	157,588
Equity securities	23,594	23,594	23,594	—	—
Life interest in Libbie Shearn Moody Trust	9,230	12,775	—	—	12,775
Other invested assets	197	16,182	2	—	16,180

LIABILITIES
Deferred annuity contracts	$6,999,880	5,916,399	—	—	5,916,399
Immediate annuity and supplemental contracts	400,465	422,931	—	—	422,931
Contingent consideration on businesses acquired	4,076	4,076	—	—	4,076

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2018
			Fair Value Hierarchy Level
	Carrying Values	Fair Values	Level 1	Level 2	Level 3
	(In thousands)

ASSETS
Investments in debt and equity securities:
Securities held to maturity	$7,285,254	7,228,268	—	7,226,362	1,906
Securities available for sale	2,946,059	2,946,059	—	2,946,059	—

Cash and cash equivalents	131,976	131,976	131,976	—	—
Mortgage loans	203,180	202,762	—	—	202,762
Real Estate	35,692	53,504	—	—	53,504
Policy loans	54,724	90,802	—	—	90,802
Other loans	12,272	12,709	—	—	12,709
Derivatives, index options	14,684	14,684	—	—	14,684
Equity Securities	17,491	17,491	17,491	—	—
Life interest in Libbie Shearn Moody Trust	8,692	12,775	—	—	12,775
Other invested assets	195	14,478	—	—	14,478

LIABILITIES
Deferred annuity contracts	$7,455,642	6,403,007	—	—	6,403,007
Immediate annuity and supplemental contracts	407,413	415,726	—	—	415,726

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

(5)  REINSURANCE

National Western reinsures the risk on any one life in excess of $500,000.  Total life insurance in force was $17.1 billion and $18.6 billion at December 31, 2019 and 2018, respectively.  Of these amounts, life insurance in force totaling $3.7 billion and $4.0 billion was ceded to reinsurance companies on a yearly renewable term basis at December 31, 2019 and 2018, respectively.  In accordance with the reinsurance contracts, reinsurance receivables, including amounts related to claims incurred but not reported and liabilities for future policy benefits, totaled $20.7 million and $1.1 million at December 31, 2019 and 2018, respectively. Premiums and contract revenues were reduced by $21.1 million, $20.8 million and $20.3 million for reinsurance premiums ceded during 2019, 2018 and 2017, respectively. Benefit expenses were reduced by $22.0 million, $31.2 million and $7.5 million, for reinsurance recoveries during 2019, 2018 and 2017, respectively.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Ozark National generally reinsures the risk on any one life in excess of $200,000. Total life insurance in force was $6.2 billion at December 31, 2019. Of this amount, life insurance in force totaling $0.5 billion was ceded to reinsurance companies at December 31, 2019.  In accordance with the reinsurance contracts, reinsurance receivables, including amounts related to claims incurred but not reported and liabilities for future policy benefits, totaled $21.7 million at December 31, 2019. Premiums and contract revenues were reduced by $2.5 million for reinsurance premiums ceded during 2019. Benefit expenses were reduced by $2.2 million for reinsurance recoveries during 2019.

A contingent liability exists with respect to reinsurance, as the Company remains liable if the reinsurance companies are unable to perform and meet their obligations under the existing agreements.  The Company does not assume reinsurance but Ozark National maintains a closed block of assumed reinsurance.

(6) DEFERRED POLICY ACQUISITION COSTS, DEFERRED SALES INDUCEMENTS, AND VALUE OF BUSINESS ACQUIRED

A summary of information related to DPAC is provided in the following table:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)

Balance, beginning of year	$841,704	819,511	835,194
Deferrals	64,824	84,094	103,521
Amortization, net of interest:
Amortization, excluding unlocking, net of interest	(117,748)	(115,721)	(126,244)
Unlocking	8,643	950	11,857
Adjustments related to unrealized gains (losses)	(73,451)	52,870	(4,817)

Balance, end of year	$723,972	841,704	819,511

A summary of information related to DSI is provided in the following table:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)

Balance, beginning of year	$133,714	135,570	147,111
Deferrals	3,160	7,546	17,901
Amortization, net of interest:
Amortization, excluding unlocking, net of interest	(19,714)	(21,569)	(24,264)
Unlocking	(641)	1,270	(4,288)
Adjustments related to unrealized gains (losses)	(12,160)	10,897	(890)

Balance, end of year	$104,359	133,714	135,570

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in VOBA were as follows:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)

Balance as of January 31, 2019	$145,768	—	—
Amortization:
Amortization, excluding unlocking	(7,697)	—	—

Balance as of end-of-year	$138,071	—	—

Estimated future amortization of VOBA, net of interest (in thousands), as of December 31, 2019, was as follows:

2020	$6,944
2021	$6,591
2022	$6,285
2023	$6,010
2024	$5,773

(7) BUSINESS COMBINATIONS

Effective January 31, 2019, the Company acquired Ozark National and NIS following the receipt of regulatory approvals. NWLGI and National Western paid cash in an aggregate amount of approximately $205.4 million in exchange for all of the outstanding stock of Ozark National (wholly owned by National Western) and NIS (wholly owned by NWLGI). In addition to the cash price paid, National Western has a contingent liability for an "earn-out payment" based upon the subsequent persistency of Ozark National's acquired in force business achieving thresholds as specified in the Stock Purchase Agreement ("Agreement"). The earn-out payment to the seller per the Agreement has a maximum limit of $5.0 million. Using a probabilistic method for valuing contingent consideration, the Company at January 31, 2019 recorded an initial liability of $3.7 million representing the estimated fair value of the additional consideration estimated to be paid as part of the acquisition. The contingent consideration is revalued during the earn-out term using the same probabilistic method and had a fair value of $4.1 million as of December 31, 2019. The change in fair value during the year ended December 31, 2019 was recorded through Other operating expenses.

In addition to the purchase price, the Company incurred $3.3 million of acquisition-related costs in 2019, and an additional $1.0 million in acquisition-related costs during the year ended December 31, 2018. In accordance with GAAP, these costs are included in Other operating expenses in the Consolidated Statements of Earnings and are not considered a part of the purchase price.

The acquisition has been accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Purchase accounting, as defined by ASC 805, requires that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The fair values shown below were determined based on management’s best estimates, employing fair valuation methodologies commonly utilized in preparing financial statements in accordance with GAAP, and are subject to revision for one year following the acquisition date. The excess of the purchase price paid above net tangible assets acquired has been assigned to identifiable intangible assets and goodwill. The following table presents the fair values of the net assets acquired as of January 31, 2019.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following is a description of the methods used to determine the fair values of significant assets and liabilities presented in the acquisition above.

Debt securities - The fair value of debt securities acquired was calculated using a market approach that utilizes prices and other relevant information generated by market transactions involving identical or comparable securities as provided by third party pricing services.

Policy loans - The fair value of policy loans acquired was calculated using a present value calculation of discounted cash flow model applied to groups of similar policy loans determined by the nature of the underlying insurance liabilities. Cash flows were discounted using current risk-free interest rates consistent with fair value calculations used for National Western’s policy loans.

Real estate - The fair value of the investment real estate acquired was determined using the sales comparison approach which compares market information for similar properties based on relevant, market-derived elements of comparison.

Cash and cash equivalents - The fair value of cash and cash equivalents acquired approximated their carrying values at the time of acquisition.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other assets acquired -The fair value of certain receivables, guaranty assessment assets, and reinsurance recoverable were determined to approximate their carrying values at the time of acquisition. The fair value of tangible home office property acquired was determined using mostly a sales comparison approach which compares market information for similar properties based on relevant, market-derived elements of comparison.

Goodwill and Specifically Identifiable Intangible Assets

Goodwill

The changes in the carrying amount of goodwill (in thousands) were as follows:

Year Ended December 31,
2019
(In thousands)

Gross goodwill as of beginning of year	$—
Goodwill resulting from business acquisition	13,864
Gross goodwill, before impairments	13,864
Accumulated impairment as of beginning of year	—
Current year impairments	—

Net goodwill as of end of year	$13,864

The Company will evaluate goodwill annually for impairment beginning in the second quarter of 2020.

Identifiable Intangible Assets

The following table presents the fair value of identifiable intangible assets acquired at January 31, 2019.

	Fair Value	Weighted-Average Amortization Period
	(In thousands)

Trademarks/trade names	$2,800	15
Internally developed software	3,800	7
Insurance licenses	3,000	NA

	$9,600

The value of trademarks was estimated using the relief from royalty method, based on the assumption that in lieu of ownership, an organization would be willing to pay a royalty in order to receive the related benefits of using the brand. The value of insurance licenses was estimated using the market approach to value, based on values paid for licenses in recent shell company transactions. The value of internally developed software was estimated using the replacement cost method. Trademarks, trade names and internally developed software are amortized using a straight-line method over their estimated useful lives. These intangibles assets will be evaluated for impairment if indicators of impairment arise. Insurance licenses were determined to have an indefinite useful life. The Company will evaluate the useful life of the insurance licenses at each reporting period to determine whether the useful life remains indefinite. The Company will evaluate the insurance licenses at least annually for impairment.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The gross carrying amounts and accumulated amortization for each specifically identifiable intangible asset were as follows.

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization
	(In thousands)

Trademarks/trade names	$2,800	(171)
Internally developed software	3,800	(498)
Insurance licenses (1)	3,000	—

	$9,600	(669)

(1) No amortization recorded as the intangible asset has indefinite life.

As of December 31, 2019, expected amortization expenses relating to purchased intangible assets for each of the next 5 years and thereafter is as follows:

Expected
Amortization
(In thousands)

2020	$730
2021	730
2022	730
2023	730
2024	730
Thereafter	2,281

$5,931

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Information

Ozark National and NIS combined total revenues of $106.2 million and net earnings of $17.1 million for the eleven months subsequent to January 31, 2019 have been included in the Consolidated Statements of Earnings for the year ended December 31, 2019. These results for segment reporting purposes have been combined in the Acquired Businesses segment.

The following unaudited comparative pro forma total revenues and net earnings represent Consolidated Results of Operations for the Company which assume amounts estimated had the acquisition of Ozark National and NIS been effective January 1, 2018. Pro forma results of operations include estimated revenue and net earnings of the acquired businesses for each period, as well as the amortization of identifiable intangible assets and fair value adjustments of acquired invested assets and traditional life insurance reserves as proxy to illustrate comparative yearly performance. The proxy was determined by using the ratio of the 2019 results of operations and the number of months since acquisition.

	Years Ended December 31,
	2019	2018
	(In thousands)

Total revenues	$828,846	667,392

Net earnings	$133,175	134,858

(8)  SEGMENT AND OTHER OPERATING INFORMATION

(A)  Operating Segment Information

The Company defines its reportable operating segments as domestic life insurance, international life insurance, annuities, and acquired businesses.  These segments are organized based on product types, geographic marketing areas, and business groupings.  Ozark National and NIS have been combined into the segment "Acquired Businesses" given its inter-related marketing and sales approach which consists of a coordinated sale of a non-participating whole life insurance product (Ozark National) and a mutual fund investment product (NIS). In accordance with GAAP guidance for segment reporting, the Company excludes or segregates realized investment gains and losses.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of segment information is provided below.

	Domestic Life Insurance	International Life Insurance	Annuities	Acquired Businesses	All Others	Totals
	(In thousands)

2019:
Selected Balance Sheet Items:
Deferred policy acquisition costs and sales inducements, and value of business acquired	$127,557	209,858	486,553	142,434	—	966,402
Total segment assets	1,399,818	1,153,105	8,198,730	978,243	362,900	12,092,796
Future policy benefits	1,198,103	870,461	7,351,941	706,513	—	10,127,018
Other policyholder liabilities	18,016	14,903	80,002	14,686	—	127,607

Condensed Income Statements:
Premiums and contract charges	$45,709	99,417	20,317	74,526	—	239,969
Net investment income	77,672	47,004	380,357	22,593	27,866	555,492
Other revenues	313	86	(34)	8,445	8,676	17,486

Total revenues	123,694	146,507	400,640	105,564	36,542	812,947

Life and other policy benefits	18,948	17,064	41,487	59,843	—	137,342
Amortization of deferred policy acquisition costs, and value of business acquired	11,797	17,593	79,064	8,348	—	116,802
Universal life and annuity contract interest	69,849	48,561	176,920	—	—	295,330
Other operating expenses	20,376	19,447	35,699	17,056	11,980	104,558
Federal income taxes (benefit)	561	9,024	13,888	3,700	5,056	32,229
Total expenses	121,531	111,689	347,058	88,947	17,036	686,261

Segment earnings (loss)	$2,163	34,818	53,582	16,617	19,506	126,686

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
	(In thousands)

2018:
Selected Balance Sheet Items:
Deferred policy acquisition costs and sales inducements	$122,661	243,518	609,239	—	975,418
Total segment assets	1,215,864	1,211,036	8,791,463	370,118	11,588,481
Future policy benefits	1,039,150	894,891	7,810,245	—	9,744,286
Other policyholder liabilities	17,439	20,381	97,874	—	135,694

Condensed Income Statements:
Premiums and contract charges	$40,879	108,923	23,694	—	173,496
Net investment income	23,579	22,603	276,123	26,772	349,077
Other revenues	19	87	66	20,431	20,603

Total revenues	64,477	131,613	299,883	47,203	543,176

Life and other policy benefits	21,688	22,333	21,276	—	65,297
Amortization of deferred policy acquisition costs	11,539	24,358	78,874	—	114,771
Universal life and annuity contract interest	8,826	24,590	102,639	—	136,055
Other operating expenses	20,731	19,593	32,584	21,061	93,969
Federal income taxes (benefit)	292	7,035	11,139	4,514	22,980
Total expenses	63,076	97,909	246,512	25,575	433,072

Segment earnings (loss)	$1,401	33,704	53,371	21,628	110,104

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
	(In thousands)

2017:
Selected Balance Sheet Items:
Deferred policy acquisition costs and sales inducements	$101,253	250,128	603,700	—	955,081
Total segment assets	1,106,410	1,236,733	9,269,956	398,597	12,011,696
Future policy benefits	950,884	915,384	8,232,216	—	10,098,484
Other policyholder liabilities	13,643	11,318	103,048	—	128,009

Condensed Income Statements:
Premiums and contract charges	$37,387	120,852	20,691	—	178,930
Net investment income	73,866	68,399	490,706	26,714	659,685
Other revenues	46	83	109	20,832	21,070

Total revenues	111,299	189,334	511,506	47,546	859,685

Life and other policy benefits	18,565	23,981	28,939	—	71,485
Amortization of deferred policy acquisition costs	10,377	(1,473)	105,483	—	114,387
Universal life and annuity contract interest	59,865	54,502	322,652	—	437,019
Other operating expenses	18,842	36,341	32,021	19,798	107,002
Federal income taxes (benefit)	815	16,958	5,002	6,192	28,967
Total expenses	108,464	130,309	494,097	25,990	758,860

Segment earnings (loss)	$2,835	59,025	17,409	21,556	100,825

Reconciliations of segment information to the Company's Consolidated Financial Statements are provided below.

	Years Ended December 31,
	2019	2018	2017
	(In thousands)

Premiums and Other Revenue:
Premiums and contract charges	$239,969	173,496	178,930
Net investment income	555,492	349,077	659,685
Other revenues	17,486	20,603	21,070
Realized gains (losses) on investments	6,241	8,423	14,763

Total consolidated premiums and other revenue	$819,188	551,599	874,448

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
	2019	2018	2017
	(In thousands)

Federal Income Taxes:
Total segment Federal income taxes	$32,229	22,980	28,967
Taxes on realized gains (losses) on investments	1,311	1,769	5,167

Total taxes on consolidated net earnings	$33,540	24,749	34,134

	Years Ended December 31,
	2019	2018	2017
	(In thousands)

Net Earnings:
Total segment earnings	$126,686	110,104	100,825
Realized gains (losses) on investments, net of taxes	4,930	6,654	9,596

Total consolidated net earnings	$131,616	116,758	110,421

	December 31,
	2019	2018	2017
	(In thousands)

Assets:
Total segment assets	$12,092,796	11,588,481	12,011,696
Other unallocated assets	460,651	343,210	213,398

Total consolidated assets	$12,553,447	11,931,691	12,225,094

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(B)  Geographic Information

A portion of the Company's premiums and contract revenues are from international policies with residents of countries other than the United States. Premiums and contract revenues detailed by country are provided below.

	Years Ended December 31,
	2019	2018	2017
	(In thousands)

United States	$156,330	82,614	74,937
Brazil	24,975	27,280	33,024
Taiwan	12,054	14,414	16,105
Venezuela	11,763	12,864	14,844
Peru	10,127	10,969	11,714
Chile	8,122	8,769	9,201
Other foreign countries	40,217	37,346	39,417

Revenues, excluding reinsurance premiums	263,588	194,256	199,242
Reinsurance premiums	(23,619)	(20,760)	(20,312)

Total premiums and contract revenues	$239,969	173,496	178,930

Premiums and contract revenues are attributed to countries based on the location of the policyholder. The Company has no significant assets, other than certain limited financial instruments, located in countries other than the United States.

(C)  Major Agency Relationships

A portion exceeding 10% of National Western's annual annuity sales has been sold through one or more of its top independent marketing agencies in recent years. Business from three top agencies accounted for approximately 17%, 13% and 12%, respectively, of annuity sales in 2019. In 2019, one domestic independent marketing agency exceeded 10% of total Domestic Life sales accounting for 46%. Ozark National did not have a single distributor accounting for 10% or more of its sales in 2019.

(9)  STATUTORY INFORMATION

Domiciled in Colorado, National Western prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the Colorado Division of Insurance, while Ozark National, domiciled in Missouri, follows the accounting practices prescribed or permitted by the Missouri Department of Commerce and Insurance.  These insurance departments have adopted the provisions of the National Association of Insurance Commissioners' ("NAIC") Statutory Accounting Practices (“SSAP”) as the basis for its statutory accounting practices.

The following are major differences between GAAP and SSAP.

1.  The Company accounts for universal life and annuity contracts based on the provisions of GAAP.  The basic difference between GAAP and SSAP with respect to certain long-duration contracts is that deposits for universal life and annuity contracts are not reflected as revenues, and surrenders and certain other benefit payments are not reflected as expenses.  Only contracts with no insurance risk qualify for such treatment under statutory accounting practices.  For all other contracts, SSAP does reflect such items as revenues and expenses.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of direct premiums and deposits collected is provided below.

	Years Ended December 31,
	2019	2018	2017
	(In thousands)

Annuity deposits	$264,667	411,208	608,799
Universal life insurance deposits	266,600	278,971	254,960
Traditional life and other premiums	95,695	21,561	22,624

Totals	$626,962	711,740	886,383

2.  SSAP requires commissions and related acquisition costs to be expensed as incurred, whereas under GAAP these items are deferred and amortized.

3.   For SSAP, liabilities for future policy benefits for life insurance policies are calculated by the net level premium method or the commissioners reserve valuation method.  Future policy benefit liabilities for annuities are calculated based on the continuous commissioners annuity reserve valuation method and provisions of Actuarial Guidelines 33 and 35.

4.  Deferred Federal income taxes are provided for temporary differences which are recognized in the Consolidated Financial Statements in a different period than for Federal income tax purposes.  Deferred taxes are also recognized under SSAP; however, there are limitations as to the amount of deferred tax assets that may be reported as admitted assets.  The change in the deferred taxes is recorded directly in surplus, rather than as a component of income tax expense.

5.  For SSAP, debt securities are recorded at amortized cost, except for securities in or near default, which are reported at fair value.  Under GAAP, debt securities are carried at amortized cost or fair value based on their classification as either held to maturity or available for sale.

6.  Investments in subsidiaries are recorded as affiliated common stock investments at their respective SSAP investment value under statutory accounting, whereas the financial statements of the subsidiaries have been consolidated with those of the Company under GAAP.

7.   The asset valuation reserve and interest maintenance reserve, which are investment valuation reserves prescribed by SSAP, have been eliminated, as they are not required under GAAP.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  The table below provides the National Western and Ozark National net gain from operations, net income, unassigned surplus (retained earnings) and capital and surplus (stockholders' equity), on the statutory basis used to report to regulatory authorities for the years ended December 31.

	2019	2018	2017
	(In thousands)

National Western Life Insurance Company:
Net gain from operations before Federal and foreign income taxes	$209,139	27,359	197,597

Net income	$151,316	31,296	126,932

Unassigned surplus	$1,485,424	1,374,963	1,330,491

Capital and surplus	$1,529,487	1,419,026	1,374,554

Ozark National Life Insurance Company:
Net gain from operations before Federal and foreign income taxes	$22,870	—	—

Net income	$(854)	—	—

Unassigned surplus	$29,452	—	—

Capital and surplus	$58,404	—	—

(10)  EARNINGS PER SHARE

Basic earnings per share of common stock are computed by dividing net income available to each class of common stockholders on an as if distributed basis by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share, by definition, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, that then shared in the distributed earnings of each class of common stock. U.S. GAAP requires a two-class presentation for the Company’s two classes of common stock (Note (13) Information Regarding Controlling Stockholder).  The Company currently has no share-based compensation awards outstanding that could be redeemed for shares of common stock.

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

	Years Ended December 31,
	2019		2018		2017
	Class A	Class B	Class A	Class B	Class A	Class B
	(In thousands except per share amounts)

Numerator for Basic and Diluted Earnings Per Share:
Net earnings	$131,616		116,758		110,421
Dividends – Class A shares	(1,237)		(1,237)		(1,237)
Dividends – Class B shares	(36)		(36)		(36)

Undistributed earnings	$130,343		115,485		109,148

Allocation of net earnings:
Dividends	$1,237	36	1,237	36	1,237	36
Allocation of undistributed earnings	126,657	3,686	112,219	3,266	106,061	3,087

Net earnings	$127,894	3,722	113,456	3,302	107,298	3,123

Denominator:
Basic earnings per share - weighted-average shares	3,436	200	3,436	200	3,436	200
Effect of dilutive stock options	—	—	—	—	—	—

Diluted earnings per share - adjusted weighted-average shares for assumed conversions	3,436	200	3,436	200	3,436	200

Basic earnings per share	$37.22	18.61	33.02	16.51	31.23	15.61

Diluted earnings per share	$37.22	18.61	33.02	16.51	31.23	15.61

(11)  COMPREHENSIVE INCOME

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2017, the Company remeasured its deferred tax assets and liabilities as a consequence of the Tax Act (see Notes 1 and 5) lowering the federal corporate income tax rate from 35% to 21%. This tax remeasurement was recorded in the Company's Consolidated Statements of Earnings, including taxes associated with components of other comprehensive income (loss). Recognizing the outcome of "stranding" deferred taxes in Accumulated Other Comprehensive Income ("AOCI"), the FASB released guidance permitting the reclassification of stranded tax effects from AOCI to retained earnings. Adoption of this guidance by the Company at December 31, 2017 resulted in a one-time income tax benefit of $2.5 million to other comprehensive income (loss). Components of other comprehensive income (loss) for 2019, 2018 and 2017 and the related tax effect are detailed below.

	Amounts Before Taxes	Tax (Expense) Benefit	Amounts Net of Taxes
	(In thousands)

2019:
Unrealized gains on securities, net of effects of deferred costs of $(85,609):
Net unrealized holding gains (losses) arising during the period	$122,726	(25,772)	96,954
Unrealized liquidity losses	4	(1)	3
Reclassification adjustment for net gains included in net earnings	5,060	(1,063)	3,997
Amortization of net unrealized gains (losses) related to transferred securities	—	—	—

Net unrealized gains (losses) on securities	127,790	(26,836)	100,954

Foreign currency translation adjustments	663	(139)	524
Benefit plan liability adjustment	(5,513)	1,158	(4,355)

Other comprehensive income (loss)	$122,940	(25,817)	97,123

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Amounts Before Taxes	Tax (Expense) Benefit	Amounts Net of Taxes
	(In thousands)

2018:
Unrealized gains on securities, net of effects of deferred costs of $63,816:
Net unrealized holding gains (losses) arising during the period	$(71,921)	15,103	(56,818)
Unrealized liquidity losses	3	(1)	2
Reclassification adjustment for net gains included in net earnings	(3,441)	723	(2,718)
Amortization of net unrealized gains (losses) related to transferred securities	—	—	—

Net unrealized gains (losses) on securities	(75,359)	15,825	(59,534)

Foreign currency translation adjustments	1,714	(360)	1,354
Benefit plan liability adjustment	14,301	(3,003)	11,298

Other comprehensive income (loss)	$(59,344)	12,462	(46,882)

	Amounts Before Taxes	Tax (Expense) Benefit	Amounts Net of Taxes
	(In thousands)

2017:
Unrealized gains on securities, net of effects of deferred costs of $(5,670):
Net unrealized holding gains (losses) arising during the period	$12,752	(4,464)	8,288
Unrealized liquidity losses	300	(105)	195
Reclassification adjustment for net gains included in net earnings	(5,236)	1,833	(3,403)
Amortization of net unrealized gains (losses) related to transferred securities	—	—	—

Net unrealized gains (losses) on securities	7,816	(2,736)	5,080

Foreign currency translation adjustments	(14)	5	(9)
Benefit plan liability adjustment	(5,958)	2,085	(3,873)

Other comprehensive income (loss)	$1,844	(646)	1,198

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12)  STOCKHOLDERS' EQUITY

(A)  Changes in Common Stock Shares Outstanding

Changes in shares of common stock outstanding are provided below.

	Years Ended December 31,
	2019	2018	2017
	(In thousands)

Common stock shares outstanding:
Shares outstanding at beginning of year	3,636	3,636	3,636
Shares exercised under stock option plan	—	—	—

Shares outstanding at end of year	3,636	3,636	3,636

(B)  Dividend Restrictions

National Western is restricted by state insurance laws as to dividend amounts which may be paid to stockholders without prior approval from the Colorado Division of Insurance.  The restrictions are based on the lesser of statutory earnings from operations, excluding capital gains, or 10% of statutory surplus as of the previous year-end.  Under these guidelines, the maximum dividend payment which may be made without prior approval in 2020 is $152.8 million. As the sole owner of NWLIC, all dividends declared by National Western are payable entirely to NWLGI and are eliminated in consolidation.

Ozark National is similarly restricted under the state insurance laws of Missouri as to dividend amounts which may be paid to stockholders without prior approval to the greater of 10% of the statutory surplus from the preceding year-end or the company's net gain from operations, excluding capital gains, from the prior calendar year. Based upon this restriction, the maximum dividend payment which may be made in 2020 without prior approval is $17.2 million.

As part of the Stock Purchase Agreement dated October 3, 2018, by and between NWLIC and Ozark National's previous owner, the Missouri Department of Commerce and Insurance granted approval for an extraordinary dividend of $102.7 million to be paid to the prior owner concurrent with the closing of the transaction effective January 31, 2019. Going forward, all dividends declared by Ozark National are payable entirely to NWLIC as the sole owner and are eliminated in consolidation.

On October 18, 2019, the Board of Directors of NWLGI declared a cash dividend to stockholders on record as of November 6, 2019 which was paid December 2, 2019.  The dividends approved were $0.36 per common share to Class A stockholders and $0.18 per common share to Class B stockholders.  A dividend in the same amounts per share on Class A and Class B shares was declared in October 2018 and paid in December of 2018.

In the first quarter of 2019, National Western declared and paid a $32.0 million dividend to NWLGI, the proceeds of which were used as part of the cash purchase of NIS. In the third quarter of 2019, National Western declared a $4.0 million ordinary cash dividend to NWLGI which was paid out in October 2019. During 2018, the Board of Directors of National Western declared ordinary cash dividends totaling $6.0 million which were paid to NWLGI during that year. Dividends paid from National Western to NWLGI are eliminated in consolidation.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(C)  Regulatory Capital Requirements

The Colorado Division of Insurance and Missouri Department of Commerce and Insurance impose minimum risk-based capital requirements on insurance companies that were developed by the National Association of Insurance Commissioners ("NAIC").  The formulas for determining the amount of risk-based capital ("RBC") specify various weighting factors that are applied to statutory financial balances or various levels of activity based on the perceived degree of risk.  Regulatory compliance is determined by a ratio of a company's regulatory total adjusted capital to its authorized control level RBC, as defined by the NAIC.  Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action.  National Western's current authorized control level RBC of $145.9 million is significantly below its regulatory total adjusted capital of $1.6 billion. In addition, Ozark National's regulatory total adjusted capital of $61.3 million is also materially greater than its current authorized control level RBC of $6.6 million.

(D)  Share-Based Payments

Effective June 20, 2008, the Company's shareholders approved a 2008 Incentive Plan (“2008 Plan”) which provided for the grant of any or all of the following types of awards to eligible employees: (1) stock options, including incentive stock options and nonqualified stock options; (2) stock appreciation rights ("SARs"), in tandem with stock options or freestanding; (3) restricted stock or restricted stock units; and (4) performance awards. The number of shares of Class A, $1.00 par value, common stock which were allowed to be issued under the plan, or as to which SARs or other awards were allowed to be granted, could not exceed 300,000. This plan was assumed by NWLGI from National Western pursuant to the terms of the holding company reorganization in 2015. On June 15, 2016, stockholders of NWLGI approved an amended and restated 2008 Plan ("Incentive Plan"), which extended the term of the 2008 Plan for ten years from the date of stockholder approval. The Incentive Plan includes additional provisions, most notably regarding the definition of performance objectives which could be used in the issuance of the fourth type of award noted above (performance awards).

All of the employees of the Company and its subsidiaries are eligible to participate in the current Incentive Plan. In addition, directors of the Company are eligible to receive the same types of awards as employees except that they are not eligible to receive incentive stock options. Company directors, including members of the Compensation and Stock Option Committee, are eligible for nondiscretionary stock options. At the end of 2018, all stock options granted under the 2008 Plan had been exercised, forfeited, or expired. Employee SARs granted prior to 2016 vest 20% annually following three years of service following the grant date. Employee SARs granted in 2016 and forward vest 33.3% annually following one year of service from the date of the grant. Directors' SAR grants vest 20% annually following one year of service from the date of grant.

Effective during August 2008, the Company adopted and implemented a limited stock buy-back program with respect to the 2008 Plan which provided stock option holders the additional alternative of selling shares acquired through the exercise of options directly back to the Company. Option holders could elect to sell such acquired shares back to the Company at any time within ninety (90) days after the exercise of options at the prevailing market price as of the date of notice of election. The buy-back program did not alter the terms and conditions of the 2008 Plan. This plan was assumed as well by NWLGI from National Western pursuant to the terms of the holding company reorganization. There are currently no stock options issued and outstanding.

The Incentive Plan allows for certain other share or unit awards which are solely paid out in cash based on the value of the Company's shares, or changes therein, as well as the financial performance of the Company under pre-determined target performance metrics. Certain awards, such as restricted stock units ("RSUs") provide solely for cash settlement based upon the market price of the Company's Class A common shares, often referred to as "phantom stock-based awards" in equity compensation plans. Unlike share-settled awards, which have a fixed grant-date fair value, the fair value of unsettled or unvested liability awards is remeasured at the end of each reporting period based on the change in fair value of a share. The liability and corresponding expense are adjusted accordingly until the award is settled. For employees, the vesting period for RSUs is 100% at the end of three years from the grant date. RSUs granted prior to 2019 are payable in cash at the vesting date equal to the closing price of the Company's Class A common share on the three years anniversary date. RSUs granted in 2019 are payable in cash at the three years vesting date equal to the 20-day moving average closing price of the Company's Class A common share at that time.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other awards may involve performance share units ("PSUs") which are units granted at a specified dollar amount per unit, typically linked to the Company's Class A common share price, that are subsequently multiplied by an attained performance factor to derive the number of PSUs to be paid as cash compensation at the vesting date. PSUs also vest three years from the date of grant. For PSUs, the performance period begins the first day of the calendar year for which the PSUs are granted and runs three calendar years. At that time, the three-year performance outcome will be measured against the pre-defined target amounts to determine the number of PSUs earned as compensation. PSUs granted prior to 2019 are payable at the closing price of the Company’s Class A common shares on the vesting date.  PSUs granted in 2019 are payable at the 20-day moving average closing price of the Company’s Class A common share at the vesting date.

PSU awards covering the three year measurement period ended December 31, 2018 were paid out in the first quarter of 2019.  The performance factor during the measurement period used to determine compensation payouts was 93.86% of the pre-defined metric target.

Directors of the Company are eligible to receive RSUs under the Incentive Plan. Unlike RSUs granted to officers, the RSUs granted to directors vest one year from the date of grant. RSUs granted prior to 2019 are payable in cash at the vesting date equal to the closing price of the Company's Class A common share at that time. RSUs granted in 2019 are payable in cash at the vesting date equal to the 20-day moving average closing price of the Company’s Class A common share at that time.

The following table shows all grants issued to officers and directors for the twelve months ended December 31, 2019 and 2018. 2018 grants were made based upon closing market price per Class A common share at the grant date. 2019 grants were made based upon the 20-day moving average closing market price per Class A common share at the grant date.

	Twelve Months Ended
	December 31, 2019		December 31, 2018
	Officers	Directors	Officers	Directors

SARs	20,380	—	12,590	—
RSUs	4,195	2,580	3,149	1,980
PSUs	6,427	—	5,070	—

The increase in the number of units awarded in the year ended December 31, 2019 as compared to the prior year primarily reflects the decrease in grant price from $303.77 in 2018 to $252.91 in 2019.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company uses the current fair value method to measure compensation cost for awards granted under the share-based plans. As of December 31, 2019 and 2018, the liability balance was $11.2 million and $11.9 million, respectively. A summary of awards by type and related activity is detailed below.

Options Outstanding
	Shares Available For Grant	Shares	Weighted-Average Exercise Price

Stock Options:
Balance at January 1, 2019	291,000	—	$—
Exercised	—	—	$—
Forfeited	—	—	$—
Expired	—	—	$—
Stock options granted	—	—	$—

Balance at December 31, 2019	291,000	—	$—

	Liability Awards
Other Share/Unit Awards:	SARs	RSUs	PSUs

Balance at January 1, 2019	89,443	13,170	19,122
Exercised	(928)	(5,031)	(5,426)
Forfeited	(1,378)	(562)	(1,015)
Granted	20,380	6,775	6,427

Balance at December 31, 2019	107,517	14,352	19,108

SARs, RSUs, and PSUs shown as forfeited in the above tables represent vested and unvested awards not exercised by plan participants upon their termination from the Company in accordance with the expiration provisions of the awards.

The total intrinsic value of share-based compensation exercised was $3.1 million, $4.7 million, and $1.8 million for the years ended December 31, 2019, 2018, and 2017 respectively. The total share-based compensation paid was $3.1 million, $4.7 million, and $1.8 million for the years ended December 31, 2019, 2018, and 2017, respectively. The total fair value of SARs, RSUs, and PSUs vested during the years ended December 31, 2019, 2018, and 2017 was $4.4 million, $3.1 million, and $2.7 million, respectively. No cash amounts were received from the exercise of stock options under the Plans during the periods reported on.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about SARs outstanding at December 31, 2019.

	SARs Outstanding
	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable

Exercise prices:
132.56	19,318	1.9 years	19,318
210.22	24,450	3.8 years	20,350
216.48	11,521	5.9 years	11,521
311.16	10,162	7.0 years	6,842
310.55	203	7.3 years	135
334.34	9,557	7.8 years	6,449
303.77	11,926	8.7 years	4,208
252.91	20,380	10.0 years	—

Totals	107,517		68,823

Aggregate intrinsic value
(in thousands)	$6,662		$5,557

The aggregate intrinsic value in the table above is based on the closing stock price of $290.88 per share on December 31, 2019.

In estimating the fair value of SARs outstanding at December 31, 2019 and 2018, the Company employed the Black-Scholes option pricing model with assumptions as detailed below.

	December 31, 2019	December 31, 2018

Expected term	1.9 to 10.0 years	3.0 to 10.0 years
Expected volatility weighted-average	22.19%	22.14%
Expected dividend yield	0.12%	0.12%
Risk-free rate weighted-average	1.61%	2.58%

The Company reviewed the contractual term relative to the SARs as well as perceived future behavior patterns of exercise. Volatility is based on the Company’s historical volatility over the expected term of the SARs by expected exercise date.

The pre-tax compensation expense/(benefit) recognized in the Consolidated Financial Statements related to these plans was $2.4 million, $1.4 million and $5.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. The related tax (benefit)/expense recognized was $(0.5) million, $(0.3) million and $(1.8) million for the years ended December 31, 2019, 2018 and 2017, respectively.

For the years ended December 31, 2019, 2018 and 2017, the total pre-tax compensation expense related to nonvested share-based awards not yet recognized was $8.0 million, $7.1 million and $7.8 million, respectively.  The December 31, 2019 amount is expected to be recognized over a weighted-average period of 1.6 years.  The Company recognizes compensation cost over the graded vesting periods.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13)  INFORMATION REGARDING CONTROLLING STOCKHOLDER

The Robert L. Moody Revocable Trust (the "Moody Revocable Trust") beneficially owns 99.0% of the total outstanding shares of the Company's Class B common stock and 33.7% of the Class A common stock as of December 31, 2019.

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

(14)  PENSION AND OTHER POSTRETIREMENT PLANS

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

Obligations and Funded Status

	December 31,
	2019	2018
	(In thousands)

Changes in projected benefit obligations:
Projected benefit obligations at beginning of year	$21,938	24,659
Service cost	96	111
Interest cost	839	899
Plan amendments	—	(1,396)
Actuarial (gain) loss	1,398	494
Benefits paid	(1,582)	(2,829)

Projected benefit obligations at end of year	22,689	21,938

Changes in plan assets:
Fair value of plan assets at beginning of year	16,169	19,312
Actual return on plan assets	3,356	(414)
Contributions	569	100
Benefits paid	(1,582)	(2,829)

Fair value of plan assets at end of year	18,512	16,169

Funded status at end of year	$(4,177)	(5,769)

The service cost shown above for each year represents plan expenses expected to be paid out of plan assets. Under the clarified rules of the Pension Protection Act, plan expenses paid from plan assets are to be included in the plan's service cost component.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Projected Benefit Obligation changed in 2019 due to the following:

•	An experience gain of approximately $157,000 due to census demographics.

•	An experience gain of approximately $610,000 due to the change in mortality.

•	An experience gain of approximately $16,000 due to the difference in expected and actual benefit payments.

•	An experience loss of approximately $2,181,000 due to the decrease in the discount rate from 4.0% to 3.0%.

The Projected Benefit Obligation changed in 2018 due to the following:

•	An experience loss of approximately $60,000 due to census demographics.

•	An experience loss of approximately $1,312,000 due to the difference in expected and actual benefit payments.

•	An experience gain of approximately $878,000 due to the increase in the discount rate and the change to the mortality improvement scale.

	December 31,
	2019	2018
	(In thousands)

Amounts recognized in the Company's Consolidated Financial Statements:
Assets	$—	—
Liabilities	(4,177)	(5,769)

Net amount recognized	$(4,177)	(5,769)

Amounts recognized in accumulated other comprehensive income:
Net (gain) loss	$6,903	8,435
Prior service cost	—	—

Net amount recognized	$6,903	8,435

The accumulated benefit obligation was $22.7 million and $21.9 million at December 31, 2019 and 2018, respectively.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of Net Periodic Benefit Cost

	Years Ended December 31,
	2019	2018	2017
	(In thousands)

Components of net periodic benefit costs:
Interest cost	$839	899	957
Service cost	96	111	106
Expected return on plan assets	(1,086)	(1,300)	(1,227)
Amortization of prior service cost	—	—	—
Amortization of net loss (gain)	660	524	638

Net periodic benefit cost	509	234	474

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net loss (gain)	(872)	812
Amortization of prior service cost	—	—
Amortization of net loss (gain)	(660)	(524)

Total recognized in other comprehensive income	(1,532)	288

Total recognized in net periodic benefit cost and other comprehensive income	$(1,023)	522

The components of net periodic benefit cost including service cost are reported in Other operating expenses in the Consolidated Statement of Earnings.
Assumptions

	December 31,
	2019	2018

Weighted-average assumptions used to determine benefit obligations:
Discount rate	3.00%	4.00%
Rate of compensation increase	n/a	n/a

	December 31,
	2019	2018	2017

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	4.00%	3.75%	4.00%
Expected long-term return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	n/a	n/a	n/a

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The assumed long-term rate of return on plan assets is generally set at the rate expected to be earned based on the long-term investment policy of the plan and the various classes of invested funds, based on the input of the plan’s investment advisors and consulting actuary and the plan’s historic rate of return.  As of December 31, 2019, the plan’s average 10-year returns were 9.02%.

In setting the annual discount rate assumption, the Pension Committee designated by National Western's Board of Directors reviews current 10 year and 30 year corporate bond yields, the current spread to treasuries, and their relative change during the past twelve months. It also considers the present value of the projected benefit payment stream based on the Citigroup Pension Discount Curve and market data observations provided by independent consultants.

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

Plan Assets

As discussed in Note (4), Fair Values of Financial Instruments, GAAP defines fair value and establishes a framework for measuring fair value of financial assets.  Using this guidance, the Company has categorized its pension plan assets into a three level hierarchy, based on the priority of inputs to the valuation process.  The fair value hierarchy classifications are reviewed annually. Reclassification of certain financial assets and liabilities may result based on changes in the observability of valuation attributes.  The following tables set forth the Company’s pension plan assets within the fair value hierarchy as of December 31, 2019 and 2018.

	December 31, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)

Cash and cash equivalents	$756	756	—	—
Equity securities
Domestic	11,853	11,853	—	—
International	172	172	—	—
Debt securities
Corporate bonds	5,729		5,729	—
Other investments	2	2	—	—

Total	$18,512	12,783	5,729	—

	December 31, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)

Cash and cash equivalents	$209	209	—	—
Equity securities
Domestic	9,909	9,909	—	—
International	193	193	—	—
Debt securities
Corporate bonds	5,858		5,858	—

Total	$16,169	10,311	5,858	—

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cash and cash equivalents.  Carrying amounts reported in the Consolidated Balance Sheets for these instruments approximate their fair values.

The plan’s weighted-average asset allocations by asset category have been as follows:

	December 31,
	2019	2018	2017

Asset Category:
Equity securities	65%	63%	64%
Debt securities	31%	36%	33%
Cash and cash equivalents	4%	1%	3%

Total	100%	100%	100%

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

The pension plan is a highly diversified portfolio. The 96% of pension assets not invested in cash is allocated among 209 different investments, with no single credit representing more than 4.0% of the fair value of the portfolio.  The investment policy statement sets forth the following acceptable ranges for each asset's class.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contributions

At present, National Western expects to contribute $1,107,000 to the plan during 2020 which amount includes a $500,000 voluntary contribution. Additional amounts may be contributed at NWLIC's discretion.  The plan’s funding status is reviewed periodically throughout the year by National Western’s Pension Plan Committee.  NWLIC intends to contribute at least the minimum amounts necessary for tax compliance and to maintain an Adjusted Funding Target Attainment Percentage ("AFTAP") of over 80% to meet the Pension Protection Act Plan’s threshold.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2020	$1,655
2021	1,547
2022	1,543
2023	1,505
2024	1,441
2025-2029	6,811

National Western also sponsors three non-qualified defined benefit pension plans. The first plan covers certain senior officers and provides benefits based on the participants' years of service and compensation.  The primary pension obligations and administrative responsibilities of the plan are maintained by a pension administration firm, which is a subsidiary of American National Insurance Company ("ANICO"), a related party. ANICO has guaranteed the payment of pension obligations under the plan.  However, National Western has a contingent liability with respect to the plan should these entities be unable to meet their obligations under the existing agreements. Also, NWLIC has a contingent liability with respect to the plan in the event that a plan participant continues employment with National Western beyond age seventy, the aggregate average annual participant salary increases exceed 10% per year, or any additional employees become eligible to participate in the plan.  If any of these conditions are met, National Western would be responsible for any additional pension obligations resulting from these items.  Amendments were made to this plan to allow an additional employee to participate and to change the benefit formula for the then Chairman of NWLIC.  As previously mentioned, these additional obligations are a liability to National Western.  Effective December 31, 2004, this plan was frozen with respect to the continued accrual of benefits of the then Chairman and the then President of NWLIC in order to comply with law changes under the American Jobs Creation Act of 2004 ("Act").

Effective July 1, 2005, National Western established a second non-qualified defined benefit plan for the benefit of the then Chairman of NWLIC.  This plan is intended to provide for post-2004 benefit accruals that mirror and supplement the pre-2005 benefit accruals under the previously discussed non-qualified plan, while complying with the requirements of the Act.

Effective November 1, 2005, National Western established a third non-qualified defined benefit plan for the benefit of the then President of NWLIC.  This plan is intended to provide for post-2004 benefit accruals that supplement the pre-2005 benefit accruals under the first non-qualified plan as previously discussed, while complying with the requirements of the Act.

Ozark National and NIS have no defined benefit plans.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A detail of plan disclosures related to the amendments of the original plan and the additional two plans is provided below:

Obligations and Funded Status

	December 31,
	2019	2018
	(In thousands)

Changes in projected benefit obligations:
Projected benefit obligations at beginning of year	$22,275	36,914
Service cost	502	361
Interest cost	1,025	852
Actuarial (gain) loss	7,438	(13,870)
Benefits paid	(1,982)	(1,982)

Projected benefit obligations at end of year	29,258	22,275

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Contributions	1,982	1,982
Benefits paid	(1,982)	(1,982)

Fair value of plan assets at end of year	—	—

Funded status at end of year	$(29,258)	(22,275)

The Projected Benefit Obligation changed in 2019 due to the following:

•	An experience loss of approximately $4,332,000 due to increases in actual compensation more than the actuarial assumption.

•	An experience gain of approximately $295,000 due to the change in mortality.

•	An experience loss of approximately $3,401,000 due to the decrease in the discount rate from 4.0% to 3.0%.

The Projected Benefit Obligation changed in 2018 due to the following:

•	An experience gain of approximately $13,216,000 due to the difference in actual compensation and the actuarial assumption.

•	An experience gain of approximately $654,000 due to the increase in the discount rate and the change to the mortality improvement scale.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2019	2018
	(In thousands)

Amounts recognized in the Company's Consolidated Financial Statements:
Assets	$—	—
Liabilities	(29,258)	(22,275)

Net amount recognized	$(29,258)	(22,275)

Amounts recognized in accumulated other comprehensive income:
Net (gain) loss	$10,521	4,475
Prior service cost	464	522

Net amount recognized	$10,985	4,997

The accumulated benefit obligation was $19.8 million and $18.1 million at December 31, 2019 and 2018, respectively.

Components of Net Periodic Benefit Cost

	Years Ended December 31,
	2019	2018	2017
	(In thousands)

Components of net periodic benefit cost:
Service cost	$502	361	818
Interest cost	1,025	852	1,387
Amortization of prior service cost	59	59	59
Amortization of net loss (gain)	1,391	704	3,274

Net periodic benefit cost	2,977	1,976	5,538

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net loss (gain)	7,438	(13,870)
Amortization of prior service cost	(59)	(59)
Amortization of net loss (gain)	(1,391)	(704)

Total recognized in other comprehensive income	5,988	(14,633)

Total recognized in net periodic benefit cost and other comprehensive income	$8,965	(12,657)

The components of net periodic benefit cost including service cost are reported in Other operating expenses in the Consolidated Statement of Earnings.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumptions

	December 31,
	2019	2018

Weighted-average assumptions used to determine benefit obligations:
Discount rate	3.00%	4.00%
Rate of compensation increase	8.00%	8.00%

	December 31,
	2019	2018	2017

Weighted-average assumptions used to determine net periodic benefit costs:
Discount rate	4.00%	3.75%	4.00%
Expected long-term return on plan assets	n/a	n/a	n/a
Rate of compensation increase	8.00%	8.00%	8.00%

The plan is unfunded and therefore no assumption has been made related to the expected long-term return on plan assets.

Plan Assets

The plan is unfunded and therefore had no assets at December 31, 2019 or 2018.

Contributions

National Western expects to contribute approximately $2.0 million to the plan in 2020.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2020	$1,982
2021	1,982
2022	1,982
2023	1,982
2024	1,982
2025-2029	7,357

(B)  Defined Contribution Pension Plans

In addition to the defined benefit pension plans, National Western sponsors a qualified 401(k) plan for substantially all employees and a non-qualified deferred compensation plan primarily for senior officers.  National Western made annual contributions to the 401(k) plan in 2019, 2018, and 2017 of up to four percent of each employee's compensation, based on the employee's personal level of salary deferrals to the plan. All contributions are subject to a vesting schedule based on the employee's years of service. For the years ended December 31, 2019, 2018 and 2017, NWLIC contributions totaled $664,000, $615,000 and $549,000, respectively.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The non-qualified deferred compensation plan sponsored by National Western was established to allow eligible employees to defer the payment of a percentage of their compensation and to provide for additional company contributions. Contributions are subject to a vesting schedule based on the employee's years of service. For the years ended December 31, 2019, 2018 and 2017, contributions totaled $97,000, $127,000, and $119,000, respectively.

Ozark sponsors a qualified 401(k) plan for substantially all employees of Ozark and NIS.  Employer match is discretionary, and contributions are subject to a graded vesting schedule.  Expense related to this plan totaled $176,000 for Ozark and $30,000 for NIS for the eleven months in the year ended December 31, 2019.

Ozark also sponsors a non-qualified, unfunded retirement plan covering certain members of executive staff.  The plan is funded solely through discretionary employer contributions.  Expense related to this plan totaled $45,000 for the eleven months in the year ended December 31, 2019.

(C)  Postretirement Employment Plans Other Than Pension

National Western sponsors a health care plan that was amended in 2004 to provide postretirement benefits to certain fully-vested individuals.  The plan is unfunded.  A December 31 measurement date is used for the plan.  A detail of plan disclosures related to the plan is provided below:

Obligations and Funded Status

	December 31,
	2019	2018
	(In thousands)

Changes in projected benefit obligations:
Projected benefit obligations at beginning of year	$4,230	3,774
Interest cost	198	158
Actuarial (gain) loss	1,354	298
Benefits paid	—	—

Projected benefit obligations at end of year	5,782	4,230

Changes in plan assets:
Fair value of plan assets at beginning of year	—	—
Contributions	—	—
Benefits paid	—	—

Fair value of plan assets at end of year	—	—

Funded status at end of year	$(5,782)	(4,230)

The Projected Benefit Obligation changed in 2019 due to the following:

•	An experience loss of approximately $784,000 due to the claims/healthcare cost trend experience.

•	An experience gain of approximately $283,000 due to the change in mortality.

•	An experience gain of approximately $121,000 due to the difference in actual and expected benefit payments.

•	An experience loss of approximately $974,000 due to the decrease in the discount rate from 4.0% to 3.0%.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Projected Benefit Obligation changed in 2018 due to the following:

•	An experience loss of approximately $515,000 due to the claims/healthcare cost trend experience.

•	An experience gain of approximately $96,000 due to the difference in expected and actual benefit payments.

•	An experience gain of approximately $121,000 due to the increase in the discount rate and the change to the mortality improvement scale.

	December 31,
	2019	2018
	(In thousands)

Amounts recognized in the Company's Consolidated Financial Statements:
Assets	$—	—
Liabilities	(5,782)	(4,230)

Net amount recognized	$(5,782)	(4,230)

Amounts recognized in accumulated other comprehensive income:
Net (gain) loss	$1,925	816
Prior service cost	—	51

Net amount recognized	$1,925	867

The accumulated benefit obligation was $5.8 million and $4.2 million at December 31, 2019 and 2018, respectively.

Components of Net Periodic Benefit Cost

	Years Ended December 31,
	2019	2018	2017
	(In thousands)

Components of net periodic benefit cost:
Interest cost	$198	158	139
Amortization of prior service cost	52	103	103
Amortization of net loss (gain)	244	151	41

Net periodic benefit cost	494	412	283

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net loss (gain)	1,354	298
Amortization of prior service cost	(52)	(103)
Amortization of net loss (gain)	(244)	(151)

Total recognized in other comprehensive income	1,058	44

Total recognized in net periodic benefit cost and other comprehensive income	$1,552	456

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Ozark National and NIS do not offer postretirement employment benefits.

The components of net periodic benefit cost including service cost are reported in Other operating expenses in the Consolidated Statement of Earnings.

Assumptions

	December 31,
	2019	2018

Weighted-average assumptions used to determine benefit obligations:
Discount rate	3.00%	4.00%
Expected long-term return on plan assets	n/a	n/a

	December 31,
	2019	2018	2017

Weighted-average assumptions used to determine net periodic benefit costs:
Discount rate	4.00%	3.75%	4.00%
Expected long-term return on plan assets	n/a	n/a	n/a

For measurement purposes, a 8.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2020, decreasing annually by 0.5% until reaching an ultimate rate of 5%.

Plan Assets

The plans are unfunded and therefore had no assets at December 31, 2019 and 2018.

Contributions

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2020	$128
2021	134
2022	139
2023	142
2024	145
2025-2029	969

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15)  FEDERAL INCOME TAXES

Total Federal income taxes were allocated as follows:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)

Taxes (benefits) on earnings from continuing operations:
Current	$58,834	(1,697)	74,361
Deferred	(25,294)	26,446	(23,129)
Remeasurement of deferred taxes due to Tax Act	—	—	(17,098)

Taxes on earnings	33,540	24,749	34,134

Taxes (benefits) on components of stockholders' equity:
Net unrealized gains and losses on securities available for sale	26,836	(15,870)	2,736
Foreign currency translation adjustments	139	360	(5)
Change in benefit plan liability	(1,158)	3,003	(2,085)

Total Federal income taxes (benefit)	$59,357	12,242	34,780

On December 22, 2017, the United States Congress enacted the Tax Cuts and Jobs Act ("Tax Act").  See Note (1) for further discussion. Among other things, the Tax Act reduced the federal corporate income tax rate from 35% to 21% effective in 2018.  As a result of the change in the federal corporate income tax rate the Company was required to remeasure its deferred tax assets and liabilities at December 31, 2017 using the new corporate rate. This produced a one-time income tax benefit, with a corresponding decrease to the net deferred tax liability, of $17.1 million.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provisions for Federal income taxes attributable to earnings from continuing operations vary from amounts computed by applying the statutory income tax rate to income statement earnings before Federal income taxes due to differences between the financial statement reporting and income tax treatment of certain items. These differences and the corresponding tax effects are as follows:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)

Income tax expense at statutory rate (21% in 2019 and 2018, and 35% in 2017)	$34,683	29,716	50,594
Dividend received deduction	(493)	(820)	(1,099)
Tax exempt interest	(1,564)	(1,416)	(2,276)
Non deductible salary expense	294	54	—
Adjustments pertaining to prior tax years	459	(3,071)	895
Nondeductible insurance	96	96	160
Nondeductible expenses	117	198	178
Remeasurement of deferred taxes due to Tax Act	—	—	(17,098)
Excess premium liability	—	—	2,870
Other, net	(52)	(8)	(90)

Taxes on earnings from continuing operations	$33,540	24,749	34,134

The Company's policy is to record changes to deferred taxes for rate changes in the period when changes in tax laws have been enacted. Included in the 2018 adjustments pertaining to prior tax years is $0.5 million related to the writedown of deferred taxes due to the rate change in the Tax Act adjusted in the tax return. As described above there was a net decrease to the net deferred tax liability of $17.1 million recorded for the year ended December 31, 2017 caused by the rate change in the Tax Act. There were no deferred tax changes attributable to enacted tax rate changes for the years ended December 31, 2017. The excess premium liability provision represents the nondeductible tax effect of an $8.2 million loss contingency recorded by the Company at December 31, 2017 related to excess premiums on certain of its policies.

The Company generally expects its effective tax rate to be less than the current statutory rate due to recurring permanent differences that reduce tax expense, principally tax exempt interest income and the dividend received deduction.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2019 and 2018 are presented below.

	December 31,
	2019	2018
	(In thousands)

Deferred tax assets:
Future policy benefits, excess of financial accounting liabilities over tax liabilities	$190,230	189,100
Investment securities write-downs for financial accounting purposes	293	311
Benefit plan liabilities	9,259	7,444
Real estate, principally due to adjustments for financial accounting purposes	—	16
Accrued operating expenses recorded for financial accounting purposes not currently tax deductible	3,658	4,426
Accrued and unearned investment income recognized for tax purposes and deferred for financial accounting purposes	101	109
Net unrealized losses on debt securities available for sale	—	7,390
Other	636	74

Total gross deferred tax assets	204,177	208,870

Deferred tax liabilities:
Deferred policy acquisition costs, sales inducement costs, and VOBA, principally expensed for tax purposes	(154,873)	(170,940)
Tax reform reserve adjustment	(52,432)	(61,170)
Debt securities, principally due to deferred market discount for tax	(8,051)	(7,370)
Real estate, principally due to adjustments for financial accounting purposes	(45)	—
Net unrealized gains on securities available for sale	(20,188)	—
Foreign currency translation adjustments	(1,356)	(1,217)
Fixed assets, due to different depreciation bases	(6,177)	(7,546)
Other	(962)	(11)

Total gross deferred tax liabilities	(244,084)	(248,254)

Net deferred tax liabilities	$(39,907)	(39,384)

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Beginning January 1, 2018, the Tax Act imposed a limitation on life insurance tax reserves based upon the greater of net surrender value or 92.81% of the reserve method prescribed by the National Association of Insurance Commissioners which covers such contract as of the date the reserve is determined.  The Company recognized the provisional tax impacts related to the change in the methodology employed to calculate tax reserves.  As a result, the Company recorded a deferred tax asset and offsetting deferred tax liability of $83.9 million in the Consolidated Financial Statements for the year ended December 31, 2017.  The amount recorded by the Company was considered provisional as the Company did not have the information currently available in appropriate detail to analyze and calculate the amount required under the change in methodology. Following additional guidance and software updates provided during 2018, the Company performed additional analysis and determined that the correct deferred tax liability as of December 31, 2017 approximated $69.9 million. This amount was incorporated into the measurement of net deferred tax liabilities as of December 31, 2018. The total tax reserve adjustment of $332.9 million resulting from the limitation imposed under the Tax Act is being recognized as an increase of $41.6 million in taxable income per year through the year 2025. At the statutory rate of 21%, this results in additional tax of $8.7 million per year.

There were no valuation allowances for deferred tax assets at December 31, 2019 and 2018. In assessing deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is primarily dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and available tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

In accordance with GAAP, the Company assessed whether it had any significant uncertain tax positions related to open examination or other IRS issues and determined that there were none.  Accordingly, no reserve for uncertain tax positions has been recorded.   Should a provision for any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company's policy to accrue for such in its income tax accounts. There were no such accruals as of December 31, 2019 or 2018. The Company and its corporate subsidiaries file a consolidated U.S. Federal income tax return, which is subject to examination for all years after 2015.

The Company's federal income tax return is consolidated with the entities listed below.

•	National Western Life Group, Inc. (NWLGI)

•	National Western Life Insurance Company (NWLIC, a subsidiary of NWLGI)

•	The Westcap Corporation (subsidiary of NWLIC)

•	Braker P III, LLC (subsidiary of NWLIC)

•	NWL Financial, Inc. (subsidiary of NWLIC)

•	NWLSM, Inc. (subsidiary of NWLIC)

•	NWL Services, Inc. (subsidiary of NWLGI)

•	Regent Care Operations General Partner, Inc. (subsidiary of NWL Services, Inc.)

•	Regent Care Operations Limited Partner, Inc. (subsidiary of NWL Services, Inc.)

•	Regent Care General Partner, Inc. (subsidiary of NWL Services, Inc.)

•	Regent Care Limited Partner, Inc. (subsidiary of NWL Services, Inc.)

Ozark National will not be consolidated with NWLGI for federal tax filings until it has been a member of the affiliated group for five full years, per section 1504(c)(2) of the Internal Revenue Code. NIS is a member of the affiliated group starting with the federal tax return filing for the year ended December 31, 2019.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16)  SHORT-TERM BORROWINGS

National Western has available a $75 million bank line of credit (with Moody National Bank, its custodian bank and a related party) primarily for cash management purposes. The line of credit facility was increased from $40 million effective October 1, 2018. The Company is required to maintain a collateral security deposit in trust with the sponsoring bank having a fair value equal to 110% of the line of credit. The Company had no outstanding borrowings under the line of credit at December 31, 2019 or 2018.  The Company maintained assets having an amortized value of $84.5 million (fair value of $87.1 million) on deposit with the lender at December 31, 2019.

(17)  COMMITMENTS AND CONTINGENCIES

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

National Western was the named defendant in the case of Damaris Maldonado Vinas, et al. vs. National Western Life Insurance, in which the plaintiffs, after National Western had paid the death benefits to the beneficiary (Francisco Iglesias-Alvarez) upon the annuitant’s (Carlos Iglesias-Alvarez) death, sought to annul two annuity policies issued by National Western at the behest of Carlos Iglesias-Alvarez and which named Francisco Iglesias-Alvarez as their beneficiary.  On March 31, 2016, the United States District Court for the District of Puerto Rico (the "Court") issued its Opinion and Order on the pending Motions for Summary Judgment submitted by the parties, and therein denied National Western’s motion and granted plaintiffs’ motion voiding the two annuities and requesting a refund of the premiums paid ($2.9 million).  National Western vigorously defended the case and believed that the Court’s Opinion and Order was contrary to applicable law.  As such, National Western filed a Motion for Reconsideration of Opinion and Order and Corresponding Judgment with the Court on April 27, 2016, which the Court denied on May 5, 2016. National Western filed a Notice of Appeal on June 10, 2016, filed its Appeal Brief on September 12, 2016, and oral arguments with the U.S. Court of Appeals for the First Circuit were held on March 9, 2017. On June 29, 2017, the Court of Appeals vacated the district court's judgment and remanded to the district court to determine whether it is nevertheless equitable for the case to proceed without Francisco Iglesias-Alvarez. Plaintiffs filed a Motion in Support of Determination in Equity and Good Conscience That Action Should Proceed Among Existing Parties Under Fed.R.Civ.P. 19(B) on September 14, 2017, and National Western filed its Opposition to Plaintiffs' Motion on October 27, 2017. On April 2, 2018 the Court asked the parties for additional briefing regarding the Court's jurisdiction over Francisco Iglesias-Alvarez, which the parties filed on April 30, 2018. On May 14, 2018, National Western filed its Opposition to Plaintiffs' Brief.  Plaintiffs filed a Motion to Strike on May 22, 2018, which National Western opposed on June 4, 2018. On August 6, 2018, the Court issued an Opinion and Order dismissing plaintiffs’ case without prejudice and plaintiffs filed a Notice of Appeal to the First Circuit Court of Appeals on September 4, 2018. The case settled in December of 2018, without an admission of liability by either party, via a settlement amount less than the amount previously accrued.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
In April of 2019, National Western defended a two-week jury trial in which it was alleged that it committed actionable Financial Elder Abuse in its issuance of a $100,000 equity indexed annuity to the Plaintiff in the case of Williams v Pantaleoni et al, Case No. 17CV03462, Butte County California Superior Court.  The Court entered an Amended Judgment on the Jury Verdict on July 27, 2019 against National Western in the amount of $14,949 for economic damages and $2.9 million in non-economic and punitive damages. National Western vigorously disputes the verdicts and the amounts awarded, and in furtherance of such, filed a Motion for Judgment Notwithstanding Jury Verdict and a Motion for New Trial, both of which were rejected by the Court. On September 9, 2019, NWLIC filed its Notice of Appeal. On November 11, 2019, the judge awarded the Plaintiff attorney’s fees in the amount of $1.26 million. Both the Plaintiff and NWLIC have appealed this ruling.

Although there can be no assurances, at the present time, the Company does not anticipate that the ultimate liability arising from such other potential, pending, or threatened legal actions will have a material adverse effect on the financial condition or operating results of the Company.

Separately, Brazilian authorities commenced an investigation into possible violations of Brazilian criminal law in connection with the issuance of National Western insurance policies to Brazilian residents, and in assistance of such investigation a Commissioner appointed by the U.S. District Court for the Western District of Texas issued a subpoena in March of 2015 upon NWLIC to provide information relating to such possible violations. No conclusion can be drawn at this time as to its outcome or how such outcome may impact the Company’s business, results of operations or financial condition. National Western has been cooperating with the relevant governmental authorities in regard to this matter.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company had $7.2 million in commitments to fund new loans and $0.3 million in commitments to extend credit relating to existing loans at December 31, 2019. The Company evaluates each customer's creditworthiness on a case-by-case basis.

(C)  Guaranty Association Assessments

National Western and Ozark National are subject to state guaranty association assessments in all states in which they are licensed to do business.  These associations generally guarantee certain levels of benefits payable to resident policyholders of insolvent insurance companies. Many states allow premium tax credits for all or a portion of such assessments, thereby allowing potential recovery of these payments over a period of years.  However, several states do not allow such credits.

The Company estimates its liabilities for guaranty association assessments by using the latest information available from the National Organization of Life and Health Insurance Guaranty Associations.  The Company monitors and revises its estimates for assessments as additional information becomes available which could result in changes to the estimated liabilities.  As of December 31, 2019, 2018 and 2017, liabilities for guaranty association assessments totaled $0.2 million, $0.1 million and $0.3 million, respectively. Other operating expenses related to state guaranty association assessments were minimal for the years ended December 31, 2019, 2018 and 2017.

(D)  Leases

The Company leases various computers and other office related equipment under operating leases. Rental expenses for these leases were $0.4 million, $0.4 million and $0.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.  In October 2017, the Company entered into a lease agreement for new equipment under a capital lease. This lease will expire in December 2022. The present value of future payments capitalized amounted to $1.8 million and amortization commenced in 2018. The Company's future annual lease obligations as of December 31, 2019 are as shown below (in thousands).

2020	$378
2021	391
2022	404
Total minimum lease payments	1,173

Less: Interest	(27)

Present value of net minimum lease payments	$1,146

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(18)  DEPOSITS WITH REGULATORY AUTHORITIES

The following assets, stated at amortized cost, were on deposit with state and other regulatory authorities, as required by law, at the end of each year.

	December 31,
	2019	2018
	(In thousands)

National Western:
Debt securities held to maturity	$14,261	14,708
Debt securities available for sale	1,037	570
Short-term investments	475	475

Total National Western	15,773	15,753

Ozark National:
Debt securities held to maturity	3,343	—

Total Ozark National	3,343	—

Total	$19,116	15,753

(19)  RELATED PARTY TRANSACTIONS

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

Mr. Moody, Jr. wholly owns an insurance marketing organization that maintains agency contracts with National Western pursuant to which agency commissions are paid in accordance with standard commission schedules. Mr. Moody, Jr. also maintains an independent agent contract with National Western for policies personally sold under which commissions are also paid in accordance with standard commission schedules. Commissions paid under these agency contracts aggregated approximately $131,974 and $123,675 in 2019 and 2018, respectively.

Management fees totaling $181,338 and $680,034 were paid to Regent Management Services, Limited Partnership ("RMS") for services provided to downstream nursing home subsidiaries of NWLGI in 2019 and 2018, respectively.  RMS is 1% owned by general partner RCC Management Services, Inc. ("RCC"), and 99% owned by limited partner, the Three R Trusts.  RCC is 100% owned by the Three R Trusts.  The Three R Trusts are four Texas trusts for the benefit of the children of Robert L. Moody, Sr. (Robert L. Moody, Jr., Ross R. Moody, Russell S. Moody, and Frances A. Moody-Dahlberg).

National Western holds an investment totaling approximately 9.4% of the issued and outstanding shares of Moody Bancshares, Inc. at December 31, 2019 and the Three R Trusts owns a majority of the issued and outstanding shares. Moody Bancshares, Inc. owns 100% of the outstanding shares of Moody Bank Holding Company, Inc., which owns approximately 98% of the outstanding shares of The Moody National Bank of Galveston ("MNB"). National Western utilizes MNB for certain bank custodian services as well as for certain administrative services with respect to its defined benefit and contribution plans.  Fees totaling $774,482 and $602,564 were paid to MNB with respect to these services in 2019 and 2018, respectively. In 2018, the Company entered into an office space lease with MNB, with payments totaling $32,101 and $10,700 in 2019 and 2018, respectively.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

National Western paid American National Insurance Company (“ANICO”) $713,033 and $699,950 in 2019 and 2018, respectively, in premiums for certain company sponsored benefit plans and $2,903,053 and $2,886,920 in 2019 and 2018, respectively, in reimbursements for claim costs for which ANICO provides third party administrative services. ANICO paid National Western $3,024,013 and $3,007,209 in 2019 and 2018, respectively, in premiums for its company sponsored benefit plans. National Western maintains an investment agreement with American National Registered Investment Advisory, Inc., a subsidiary of ANICO, under which $45,391 and $45,540 was paid in 2019 and 2018, respectively, for services. Robert L. Moody, Sr., serves as Chairman Emeritus and Ross R. Moody serves as Chairman of the Board of ANICO.

During 2015, ANICO sold a 24.93% undivided participation in a mortgage loan to The Westcap Corporation for $20.0 million. The Westcap Corporation will receive 24.93% of all future cash receipts, which will be recognized over the life of the loan. This mortgage loan investment had a balance of $19.0 million and $19.4 million as of December 31, 2019 and 2018, respectively, which is reflected in the Consolidated Balance Sheets.

(20)  UNAUDITED QUARTERLY FINANCIAL DATA

Quarterly results of operations for 2019 are summarized as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands except per share data)

2019:
Total revenues	$217,909	192,685	173,166	235,428

Net earnings	$40,198	33,696	19,989	37,733

Basic earnings per share:
Class A	$11.37	9.53	5.65	10.67
Class B	$5.68	4.76	2.83	5.34

Diluted earnings per share:
Class A	$11.37	9.53	5.65	10.67
Class B	$5.68	4.76	2.83	5.34

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Quarterly results of operations for 2018 are summarized as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands except per share data)

2018:
Total revenues	$109,018	174,658	225,435	42,486

Net earnings	$26,875	32,466	35,641	21,776

Basic earnings per share:
Class A	$7.60	9.18	10.08	6.16
Class B	$3.80	4.59	5.04	3.08

Diluted earnings per share:
Class A	$7.60	9.18	10.08	6.16
Class B	$3.80	4.59	5.04	3.08

Quarterly revenues reflect the differences between the change in fair value of derivative investments for each quarter corresponding to the performance of the indices upon which the Company's call options are based. The comparability of revenues is impacted by the application of fair value accounting to fixed-index business as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands)

2019	$42,003	17,828	3,296	60,080

2018	$(44,394)	10,292	69,683	(115,585)

(21)  SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date of filing and no other reportable items were identified.

NATIONAL WESTERN LIFE GROUP, INC.
SCHEDULE I
SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2019
(In thousands)

Type of Investment	Amortized Cost or Cost (1)	Fair Value	Balance Sheet Amount
Fixed maturities:
Debt securities held to maturity:
United States government and government agencies and authorities	$104,692	106,518	104,692
States, municipalities, and political subdivisions	431,433	450,789	431,433
Foreign governments	1,144	1,199	1,144
Public utilities	888,444	924,999	888,444
Corporate	4,607,826	4,819,389	4,607,826
Commercial mortgage-backed	3,032	3,084	3,032
Residential mortgage-backed	1,066,899	1,098,889	1,066,899
Asset-backed	2,775	2,836	2,775
Total securities held to maturity	7,106,245	7,407,703	7,106,245

Debt securities available for sale:
States, municipalities, and political subdivisions	98,037	102,529	102,529
Foreign governments	9,983	10,186	10,186
Public utilities	67,895	71,371	71,371
Corporate	2,921,431	3,060,657	3,060,657
Commercial mortgage-backed	28,871	29,942	29,942
Residential mortgage-backed	12,815	13,775	13,775
Asset-backed	67,088	68,485	68,485
Total securities available for sale	3,206,120	3,356,945	3,356,945
Total fixed maturity bonds	10,312,365	10,764,648	10,463,190

Equity securities:
Common stocks:
Public utilities	703	1,361	1,361
Banks, trust and insurance companies	1,743	3,363	3,363
Industrial, miscellaneous, and all others	8,698	12,957	12,957
Preferred stocks	5,750	5,913	5,913
Total equity securities	16,894	23,594	23,594

Derivatives, index options	157,588		157,588
Mortgage loans on real estate	272,422		272,422
Policy loans	80,008		80,008
Other long-term investments (2)	62,090		62,090
Total investments other than investments in related parties	$10,901,367		11,058,892
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

See accompanying report of Independent Registered Public Accounting Firm.

National Western Life Group, Inc.
Schedule II
Condensed Financial Information of Registrant
Condensed Statements of Financial Position as of December 31, 2019 and 2018
(Parent Company Only)
(in thousands)

	2019	2018

ASSETS
Investment in subsidiaries	$2,123,182	1,896,669
Cash and cash equivalents	1,239	1,443
Federal income tax receivable	4,731	4,185
Deferred Federal income tax asset	240	—
Other assets	323	353

Total assets	$2,129,715	1,902,650

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Due to subsidiaries	$—	—
Deferred Federal income tax liability	—	397
Other liabilities	1,472	1,476

Total liabilities	1,472	1,873

Stockholders' Equity:
Common Stock:
Class A - $.01 par value in 2019 and 2018; 7,500,000 shares authorized; 3,436,020 shares issued and outstanding in 2019 and 2018	34	34
Class B - $.01 par value in 2019 and 2018; 200,000 shares authorized, issued, and outstanding in 2019 and 2018	2	2
Additional paid-in capital	41,716	41,716
Accumulated other comprehensive income (loss)	60,108	(37,015)
Retained earnings	2,026,383	1,896,040

Total stockholders’ equity	2,128,243	1,900,777

Total liabilities and stockholders' equity	$2,129,715	1,902,650

See Notes to Condensed Financial Information of Registrant

National Western Life Group, Inc.
Schedule II
Condensed Financial Information of Registrant
Condensed Statements of Operations for the Years Ended December 31, 2019, 2018 and 2017
(Parent Company Only)
(in thousands)

	2019	2018	2017

Revenues:
Dividend income from subsidiaries	$36,000	5,957	7,000

Total revenues	36,000	5,957	7,000

Expenses:
Other operating expenses	5,358	2,617	4,199

Total expenses	5,358	2,617	4,199

Earnings/(loss) before Federal income taxes	30,642	3,340	2,801
Federal income taxes/(benefit)	(1,739)	(717)	(1,495)

Earnings before equity/(loss) in earnings of affiliates	32,381	4,057	4,296
Equity/(loss) in earnings of affiliates	99,235	112,701	106,125

Net earnings/(loss)	$131,616	116,758	110,421

See Notes to Condensed Financial Information of Registrant

National Western Life Group, Inc.
Schedule II
Condensed Financial Information of Registrant
Condensed Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017
(Parent Company Only)
(in thousands)

	2019	2018	2017

Cash flows from operating activities:
Net earnings/(loss)	$131,616	116,758	110,421
Adjustments to reconcile net earnings/(loss) to cash provided by operating activities:
Equity in earnings/(loss) of affiliates	(99,235)	(112,701)	(106,125)
Depreciation and amortization	30	30	30
Change in:
Federal income tax, net	(547)	(1,166)	(1,843)
Deferred Federal income tax	(637)	448	348
Due to subsidiaries, net	—	—	(608)
Other, net	(4)	(1,956)	(917)

Net cash provided by operating activities	31,223	1,413	1,306

Cash flows from investing activities:
Payments to acquire businesses	(30,154)	—	—

Net cash provided by (used in) investing activities	(30,154)	—	—

Cash flows from financing activities:
Dividends on common stock	(1,273)	(1,273)	(1,273)

Net cash provided by (used in) financing activities	(1,273)	(1,273)	(1,273)

Net increase (decrease) in cash and cash equivalents	(204)	140	33
Cash and cash equivalents at the beginning of year	1,443	1,303	1,270

Cash and cash equivalents at the end of year	$1,239	1,443	1,303

See Notes to Condensed Financial Information of Registrant

National Western Life Group, Inc.
Schedule II
Notes to the Condensed Financial Information of Registrant
(Parent Company Only)

1.    Basis of Presentation

The accompanying condensed financial information of the Parent Company Only should be read in conjunction with the consolidated financial statements and notes thereto of National Western Life Group, Inc. ("NWLGI").

As discussed in Note (1) Summary of Significant Accounting Policies of the consolidated financial statements, on October 1, 2015, National Western Life Insurance Company ("National Western" or "NWLIC") completed its previously announced holding company reorganization and became a wholly owned subsidiary of NWLGI. As a result of the reorganization, NWLGI replaced National Western as the publicly held company.

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

2. Dividend Payments

In the years ended December 31, 2019, 2018 and 2017, dividends of $36.0 million, $6.0 million and $7.0 million were declared and paid by NWLIC to NWLGI, respectively. These dividend payments are eliminated in the consolidated financial statements.

NATIONAL WESTERN LIFE GROUP, INC.
SCHEDULE V
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2019, 2018 and 2017
(In thousands)

Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	Reductions	Transfers	Balance at End of Period

Valuation accounts deducted from applicable assets:

Allowance for possible losses on mortgage loans:

December 31, 2019	$675	—	—	—	675

December 31, 2018	$650	25	—	—	675

December 31, 2017	$650	—	—	—	650

Allowance for possible losses on real estate:

December 31, 2019	$611	—	(15)	—	596

December 31, 2018	$611	—	—	—	611

December 31, 2017	$611	—	—	—	611

Notes:
(1) Amounts were recorded to realized (gains) losses on investments.

See accompanying report of Independent Registered Public Accounting Firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL WESTERN LIFE GROUP, INC.
(Registrant)

Date:	February 28, 2020	/S/Ross R. Moody
By: Ross R. Moody, Chairman of the Board, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/S/Ross R. Moody	Chairman of the Board, President	February 28, 2020
Ross R. Moody	and Chief Executive Officer
(Principal Executive Officer)

/S/Brian M. Pribyl	Senior Vice President - Chief Financial Officer,	February 28, 2020
Brian M. Pribyl	and Treasurer
(Principal Financial Officer)
(Principal Accounting Officer)

/S/Thomas A. Blackwell	Director	February 28, 2020
Thomas A. Blackwell

/S/David S. Boone	Director	February 28, 2020
David S. Boone

/S/Stephen E. Glasgow	Director	February 28, 2020
Stephen E. Glasgow

/S/E. Douglas McLeod	Director	February 28, 2020
E. Douglas McLeod

	Director	February 28, 2020
Frances A. Moody-Dahlberg

/S/Charles D. Milos	Director	February 28, 2020
Charles D. Milos

/S/Ann M. Moody	Director	February 28, 2020
Ann M. Moody

/S/E.J. Pederson	Director	February 28, 2020
E.J. Pederson