Form 10-Q
period 2020-03-31
National Western Life Group, Inc.
filed 2020-05-11
CIK 1635984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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
Large accelerated filer  ☒  Accelerated filer  ☐    Non-accelerated filer (Do not check if a smaller reporting company)  ☐  Smaller reporting company ☐  Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of May 8, 2020, the number of shares of Registrant's common stock outstanding was: Class A – 3,436,020 and  Class B - 200,000.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
ASSETS	March 31, 2020	December 31, 2019

Investments:
Debt securities held to maturity, at amortized cost, net of allowance for credit losses ($6,039 and $0; fair value: $7,181,687 and $7,407,703)	$6,990,041	7,106,245
Debt securities available for sale, at fair value (cost: $3,206,357 and $3,206,120)	3,174,260	3,356,945
Mortgage loans, net of allowance for credit losses ($1,885 and $675)	276,083	272,422
Policy loans	78,036	80,008
Derivatives, index options	24,335	157,588
Equity securities, at fair value (cost: $15,246 and $16,894)	15,984	23,594
Other long-term investments	66,152	62,090

Total investments	10,624,891	11,058,892

Cash and cash equivalents	352,215	253,525
Deferred policy acquisition costs	782,904	723,972
Deferred sales inducements	114,171	104,359
Value of business acquired	135,879	138,071
Accrued investment income	95,780	93,298
Federal income tax receivable	13,282	—
Other assets	165,300	181,330

Total assets	$12,284,422	12,553,447

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY	March 31, 2020	December 31, 2019

LIABILITIES:

Future policy benefits:
Universal life and annuity contracts (Note 1)	$9,125,612	9,303,233
Traditional life reserves	842,551	838,738
Other policyholder liabilities	134,579	127,607
Deferred Federal income tax liability (Note 1)	30,438	36,767
Federal income tax payable	—	3,748
Other liabilities	120,764	126,924

Total liabilities	10,253,944	10,437,017

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:

Common stock:
Class A - $.01 par value; 7,500,000 shares authorized; 3,436,020 issued and outstanding in 2020 and 2019	34	34
Class B - $.01 par value; 200,000 shares authorized, issued, and outstanding in 2020 and 2019	2	2
Additional paid-in capital	41,716	41,716
Accumulated other comprehensive income (loss)	(20,750)	60,108
Retained earnings (Note 1)	2,009,476	2,014,570

Total stockholders’ equity	2,030,478	2,116,430

Total liabilities and stockholders' equity	$12,284,422	12,553,447

Note:  The Condensed Consolidated Balance Sheet at December 31, 2019 has been derived from the audited Consolidated Financial Statements as of that date.

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
For the Three Months Ended March 31, 2020 and 2019
(Unaudited)
(In thousands, except per share amounts)

	2020	2019

Premiums and other revenues:
Universal life and annuity contract charges	$35,306	37,953
Traditional life premiums	23,522	17,583
Net investment income (loss)	(13,478)	151,331
Other revenues	3,653	6,413
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) gains (losses)	2	3
Portion of OTTI (gains) losses recognized in other comprehensive income	(2)	(3)
Net OTTI losses recognized in earnings	—	—
Other net investment gains (losses)	3,485	4,629
Total net realized investment gains (losses)	3,485	4,629
Total revenues	52,488	217,909

Benefits and expenses:
Life and other policy benefits	33,634	28,189
Amortization of deferred policy acquisition costs and value of business acquired	30,037	32,164
Universal life and annuity contract interest	(28,026)	80,916
Other operating expenses	19,822	26,049

Total benefits and expenses	55,467	167,318

Earnings (loss) before Federal income taxes	(2,979)	50,591

Federal income taxes	(917)	10,393

Net earnings (loss)	$(2,062)	40,198

Basic earnings (loss) per share:
Class A	$(0.58)	$11.37
Class B	$(0.29)	$5.68

Diluted earnings (loss) per share:
Class A	$(0.58)	$11.37
Class B	$(0.29)	$5.68

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2020 and 2019
(Unaudited)
(In thousands)

	2020	2019

Net earnings (loss)	$(2,062)	40,198

Other comprehensive income (loss), net of effects of deferred costs and taxes:
Unrealized gains (losses) on securities:
Net unrealized holding gains (losses) arising during period	(78,153)	42,743
Net unrealized liquidity gains (losses)	1	1
Reclassification adjustment for net amounts included in net earnings	(601)	(868)

Net unrealized gains (losses) on securities	(78,753)	41,876

Foreign currency translation adjustments	(39)	553

Benefit plans:
Amortization of net prior service cost and net gain (loss)	(2,066)	(504)

Other comprehensive income (loss)	(80,858)	41,925

Comprehensive income (loss)	$(82,920)	82,123

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY For the Three Months Ended March 31, 2020 and 2019 (Unaudited) (In thousands)

	2020	2019

Common stock:
Balance at beginning of period	$36	36
Shares exercised under stock option plan	—	—

Balance at end of period	36	36

Additional paid-in capital:
Balance at beginning of period	41,716	41,716
Shares exercised under stock option plan	—	—

Balance at end of period	41,716	41,716

Accumulated other comprehensive income (loss):
Unrealized gains (losses) on non-impaired securities:
Balance at beginning of period	70,665	(30,286)
Change in unrealized gains (losses) during period, net of tax	(78,754)	41,875

Balance at end of period	(8,089)	11,589

Unrealized losses on impaired held to maturity securities:
Balance at beginning of period	(4)	(7)
Cumulative effect of change in accounting principle	—	—
Amortization	2	2
Other-than-temporary impairments, non-credit, net of tax	—	—
Additional credit loss on previously impaired securities	—	—
Change in shadow deferred policy acquisition costs	(1)	(1)

Balance at end of period	(3)	(6)

Unrealized losses on impaired available for sale securities:
Balance at beginning of period	(2)	(2)
Other-than-temporary impairments, non-credit, net of tax	—	—
Change in shadow deferred policy acquisition costs	—	—
Recoveries, net of tax	—	—

Balance at end of period	(2)	(2)

	Continued on Next Page

NATIONAL WESTERN LIFE GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued) For the Three Months Ended March 31, 2020 and 2019 (Unaudited) (In thousands)

	2020	2019

Foreign currency translation adjustments:
Balance at beginning of period	5,101	4,577
Change in translation adjustments during period	(39)	553

Balance at end of period	5,062	5,130

Benefit plan liability adjustment:
Balance at beginning of period	(15,652)	(11,297)
Amortization of net prior service cost and net loss, net of tax	(2,066)	(504)

Balance at end of period	(17,718)	(11,801)

Accumulated other comprehensive income (loss) at end of period	(20,750)	4,910

Retained earnings:
Balance at beginning of period	2,014,570	1,896,040
Cumulative effect of change in accounting principle, net of tax (Note 2)	(3,032)	—
Net earnings (loss)	(2,062)	40,198

Balance at end of period (Note 1)	2,009,476	1,936,238

Total stockholders' equity	$2,030,478	1,982,900

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Three Months Ended March 31, 2020 and 2019 (Unaudited) (In thousands)

	2020	2019

Cash flows from operating activities:
Net earnings (loss)	$(2,062)	40,198
Adjustments to reconcile net earnings to net cash from operating activities:
Universal life and annuity contract interest	(28,026)	80,916
Surrender charges and other policy revenues	(7,450)	(8,049)
Realized (gains) losses on investments	(3,485)	(4,629)
Accretion/amortization of discounts and premiums, investments	850	490
Depreciation and amortization	2,885	4,455
Increase (decrease) in estimated credit losses on investments	3,411	—
(Increase) decrease in value of equity securities	5,816	(1,951)
(Increase) decrease in value of derivatives	106,629	(42,003)
(Increase) decrease in deferred policy acquisition and sales inducement costs, and value of business acquired	16,681	20,342
(Increase) decrease in accrued investment income	(2,482)	(3,195)
(Increase) decrease in other assets	9,399	(1,790)
Increase (decrease) in liabilities for future policy benefits	6,357	(776)
Increase (decrease) in other policyholder liabilities	6,972	(753)
Increase (decrease) in Federal income tax liability	(17,030)	19,114
Increase (decrease) in deferred Federal income tax	15,971	(8,823)
Increase (decrease) in other liabilities	(8,775)	(4,142)

Net cash provided by operating activities	105,661	89,404

Cash flows from investing activities:
Proceeds from sales of:
Debt securities available for sale	—	73,257
Other investments	9,565	13,193
Proceeds from maturities and redemptions of:
Debt securities held to maturity	187,973	137,732
Debt securities available for sale	93,326	55,569
Derivatives, index options	52,973	3,047
Purchases of:
Debt securities held to maturity	(75,836)	(20,690)
Debt securities available for sale	(92,963)	(20,474)
Equity securities	(488)	(262)
Derivatives, index options	(22,403)	(18,264)
Other investments	(11,446)	(6,908)
Property and equipment	(58)	(77)
Payment to acquire businesses, net of cash acquired	—	(189,120)

	Continued on Next Page

NATIONAL WESTERN LIFE GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) For the Three Months Ended March 31, 2020 and 2019 (Unaudited) (In thousands)

	2020	2019

Principal payments on mortgage loans	2,149	15,171
Cost of mortgage loans acquired	(6,996)	(17,271)
Decrease (increase) in policy loans	1,972	1,690

Net cash provided by (used in) investing activities	137,768	26,593

Cash flows from financing activities:
Deposits to account balances for universal life and annuity contracts	117,682	92,153
Return of account balances on universal life and annuity contracts	(262,371)	(248,890)
Borrowings under line of credit agreement	—	75,000
Principal payments on line of credit borrowings	—	(75,000)

Net cash provided by (used in) financing activities	(144,689)	(156,737)

Effect of foreign exchange	(50)	700

Net increase (decrease) in cash, cash equivalents, and restricted cash	98,690	(40,040)
Cash, cash equivalents, and restricted cash at beginning of period	253,525	131,976

Cash, cash equivalents and restricted cash at end of period	$352,215	91,936

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid (received) during the period for:
Interest	$19	19
Income taxes	$1	1

Noncash operating activities:
Net deferral and amortization of sales inducements	$(3,360)	(4,105)

Noncash investing and financing activities:
Contingent consideration to acquire businesses	$—	3,700

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)	CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position of National Western Life Group, Inc. ("NWLGI") and its wholly owned subsidiaries (“Company”) as of March 31, 2020, and the results of its operations and its cash flows for the three months ended March 31, 2020 and March 31, 2019. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year. It is recommended that these Condensed Consolidated Financial Statements be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 which is accessible free of charge through the Company's internet site at www.nwlgi.com or the Securities and Exchange Commission internet site at www.sec.gov. The Condensed Consolidated Balance Sheet at December 31, 2019 has been derived from the audited consolidated financial statements as of that date.

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of NWLGI and its wholly owned subsidiaries: National Western Life Insurance Company ("NWLIC" or "National Western"), Regent Care San Marcos Holdings, LLC, NWL Services, Inc., and N.I.S. Financial Services, Inc. ("NIS"). National Western's wholly owned subsidiaries include The Westcap Corporation, NWL Financial, Inc., NWLSM, Inc., Braker P III, LLC, and Ozark National Life Insurance Company ("Ozark National"). The results of operations for Ozark National and NIS include their respective business activity subsequent to their acquisition effective January 31, 2019. All significant intercorporate transactions and accounts have been eliminated in consolidation.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates in the accompanying Condensed Consolidated Financial Statements include: (1) liabilities for future policy benefits, (2) valuation of derivative instruments, (3) recoverability and amortization of deferred policy acquisition costs ("DPAC"), deferred sales inducements ("DSI") and the value of business acquired ("VOBA"), (4) valuation allowances for deferred tax assets, (5) goodwill, (6) allowances for credit losses and other-than-temporary impairment losses on debt securities, (7) commitments and contingencies, and (8) credit loss and valuation allowances for mortgage loans and real estate. During the first quarter of 2019, the Company incorporated accounting estimates for business combinations, value of business acquired, and fair value measurement as a result of its acquisition of Ozark National and NIS.

Revision of Prior Period Consolidated Financial Statements

During the first quarter of 2020, management identified an understatement of an excess benefit reserve on a specific block of policies that dated back to the first quarter of 2004 with the adoption of the Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (SOP 03-1). Management concluded that this error was not material to previously issued consolidated financial statements and would be corrected through a revision to the comparative consolidated balance sheet presented for the year ended December 31, 2019. The impact of this revision as of December 31, 2019 was an increase to the future policy benefits liability of $15.0 million, a decrease to deferred federal income tax liability of $3.2 million, and a decrease to retained earnings of $11.8 million.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below shows the unrealized gains and losses on available-for-sale securities that were reclassified out of accumulated other comprehensive income for the three months ended March 31, 2020 and March 31, 2019.

Affected Line Item in the Statements of Earnings	Amount Reclassified From Accumulated Other Comprehensive Income
	Three Months Ended March 31,
	2020	2019
	(In thousands)

Other net investment gains (losses)	$761	1,099
Net OTTI losses recognized in earnings	—	—
Earnings before Federal income taxes	761	1,099
Federal income taxes	160	231

Net earnings	$601	868

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(2)	NEW ACCOUNTING PRONOUNCEMENTS

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

These updates are required to be applied retrospectively to the earliest period presented in the financial statements for periods beginning after December 15, 2021, with early adoption permitted. The Company has performed a preliminary gap analysis and created a roadmap for implementation of this standard by the effective date and is evaluating the impact of the new guidance on its Consolidated Financial Statements.

In December 2019, the FASB issued ASU 2019-12 Income Taxes - Simplifying the Accounting for Income Taxes (Topic 740), which simplifies various aspects of the income tax accounting guidance and will be applied using different approaches depending on the specific amendment. The amendments will be effective for fiscal periods beginning after December 15, 2020. Early adoption is permitted. The Company does not expect this guidance to have a material impact on the Consolidated Financial Statements and related disclosures upon adoption.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Accounting pronouncements adopted
In June 2016, the FASB released ASU 2016-13, Financial Instruments-Credit Losses, which revises the credit loss recognition criteria for certain financial assets measured at amortized cost. The new guidance replaces the existing incurred loss recognition model with an expected loss recognition model (“CECL”). The objective of the CECL model is for the reporting entity to recognize its estimate of current expected credit losses for affected financial assets in a valuation allowance deducted from the amortized cost basis of the related financial assets that results in presenting the net carrying value of the financial assets at the amount expected to be collected. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The amendments in this Update add clarification and correction to ASU 2016-13 around accrued interest, transfers between classifications or categories for loans and debt securities, consideration of recoveries in estimating allowances, reinsurance recoveries, consideration of prepayments and estimated costs to sell when foreclosure is probable. In November, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. The amendments in this Update add clarification and correction to ASU 2016-13 around expected recoveries for purchased financial assets with credit deterioration, transition relief for troubled debt restructurings, disclosures related to accrued interest receivables, and financial assets secured by collateral maintenance provisions. The guidance for these pronouncements was effective for interim and annual periods beginning after December 15, 2019, and for most affected instruments must be adopted using a modified retrospective approach, with a cumulative effect adjustment recorded to beginning retained earnings. Effective January 1, 2020, the Company adopted the expected loss recognition model related to mortgage loans, debt securities held to maturity and reinsurance recoverable. The change in accounting, net of tax, of $3.0 million was recorded to retained earnings in the first quarter of 2020 to set up an initial allowance for estimated credit losses of $1.2 million on mortgage loans and $3.3 million on debt securities held to maturity. The estimated credit losses for the reinsurance recoverable were immaterial to the financial statements, but will be monitored on a quarterly basis for any changes. Refer to Note (9) Investments for more information. Certain disclosures required by ASU 2016-13 are not included in the consolidated financial statements as the impact of this standard was not material.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future Consolidated Financial Statements.

(3)	STOCKHOLDERS' EQUITY

The Robert L. Moody Revocable Trust beneficially owns 99.0% of the total outstanding shares of the Company's Class B common stock as of March 31, 2020. Holders of the Company's Class A common stock elect one-third of the Board of Directors of the Company, and holders of the Class B common stock elect the remainder. Any cash or in-kind dividends paid on each share of Class B common stock are to be only one-half of the cash or in-kind dividends paid on each share of Class A common stock. In the event of liquidation of the Company, the Class A stockholders will receive the par value of their shares; then the Class B stockholders shall receive the par value of their shares; and the remaining net assets of the Company shall be divided between the stockholders of both Class A and Class B stock based upon the number of shares held.

National Western is restricted by state insurance laws as to dividend amounts which may be paid to stockholders without prior approval from the Colorado Division of Insurance.  The restrictions are based on the lesser of statutory earnings from operations, excluding capital gains, or 10% of statutory surplus of National Western as of the previous year-end.  Under these guidelines the maximum dividend payment which may be made without prior approval in 2020 is $152.8 million. As the sole owner of NWLIC, all dividends declared by National Western are payable entirely to NWLGI and are eliminated in consolidation.

Ozark National is similarly restricted under the state insurance laws of Missouri as to dividend amounts which may be paid to stockholders without prior approval to the greater of 10.0% of the statutory surplus of the company from the preceding year-end or the company's net gain from operations, excluding capital gains, from the prior calendar year. Based upon this restriction, the maximum dividend payment which may be made in 2020 without prior approval is $17.2 million.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As part of the Stock Purchase Agreement dated October 3, 2018, by and between NWLIC and Ozark National's previous owner, the Missouri Department of Commerce and Insurance granted approval for an extraordinary dividend of $102.7 million to be paid to the prior owner concurrent with the closing of the transaction effective January 31, 2019. All dividends declared by Ozark National thereafter are payable entirely to NWLIC as the sole owner and are eliminated in consolidation.

National Western did not declare or pay cash dividends to NWLGI in the first quarter of 2020. In the first quarter of 2019, National Western declared and paid a $32.0 million dividend to NWLGI, the proceeds of which were used as part of the cash purchase of NIS. Ozark National did not declare or pay cash dividends on its shares during the first quarter of 2020 or in the two-month period ended March 31, 2019.

NIS declared and paid a $0.9 million dividend to NWLGI in the first quarter of 2020.  As the sole owner of NIS, all dividends declared by NIS are payable entirely to NWLGI and are eliminated in consolidation. NIS did not declare or pay cash dividends on its shares during the two-month period ended March 31, 2019.

NWLGI did not declare or pay cash dividends on its common shares during the three months ended March 31, 2020 and 2019.

(4)	EARNINGS PER SHARE

Basic earnings (loss) per share of common stock are computed by dividing net earnings (loss) available to each class of common stockholders on an as if distributed basis by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share, by definition, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, that then shared in the distributed earnings (loss) of each class of common stock. U.S. GAAP requires a two-class presentation for the Company's two classes of common stock. The Company currently has no share-based compensation awards outstanding that could be redeemed for shares of common stock.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Net earnings (loss) for the periods shown below is allocated between Class A shares and Class B shares based upon (1) the proportionate number of shares issued and outstanding as of the end of the period, and (2) the per share dividend rights of the two classes under the Company's Restated Certificate of Incorporation (the Class B dividend per share is equal to one-half the Class A dividend per share).

	Three Months Ended March 31,
	2020		2019
	Class A	Class B	Class A	Class B
	(In thousands except per share amounts)

Numerator for Basic and Diluted Earnings (Loss) Per Share:
Net earnings (loss)	$(2,062)		40,198
Dividends - Class A shares	—		—
Dividends - Class B shares	—		—

Undistributed earnings (loss)	$(2,062)		40,198

Allocation of net earnings (loss):
Dividends	$—	—	—	—
Allocation of undistributed earnings (loss)	(2,004)	(58)	39,061	1,137

Net earnings (loss)	$(2,004)	(58)	39,061	1,137

Denominator:
Basic earnings (loss) per share - weighted-average shares	3,436	200	3,436	200
Effect of dilutive stock options	—	—	—	—

Diluted earnings (loss) per share - adjusted weighted-average shares for assumed conversions	3,436	200	3,436	200

Basic earnings (loss) per share	$(0.58)	(0.29)	11.37	5.68

Diluted earnings (loss) per share	$(0.58)	(0.29)	11.37	5.68

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(5)	PENSION AND OTHER POSTRETIREMENT PLANS

(A)	Defined Benefit Pension Plans

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

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)

Service cost	$27	24
Interest cost	168	210
Expected return on plan assets	(315)	(272)
Amortization of net loss	145	165

Net periodic benefit cost	$25	127

The service cost shown above for each period represents plan expenses expected to be paid out of plan assets. Under the clarified rules of the Pension Protection Act, plan expenses paid from plan assets are to be included in the plan's service cost component.

The Company's minimum required contribution for the 2020 plan year is $0.0 million. There was $0.8 million in planned contributions remaining for the 2019 plan year as of March 31, 2020. As of March 31, 2020, the Company had made $0.1 million in contributions to the plan for the 2020 plan year.

The components of net periodic benefit cost including service cost are reported in the line item “Other operating expenses” in the Condensed Consolidated Statements of Earnings (Loss).

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

The following table summarizes the components of net periodic benefit costs for the non-qualified defined benefit plans.

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)

Service cost	$302	125
Interest cost	338	256
Amortization of prior service cost	15	15
Amortization of net loss	1,445	348

Net periodic benefit cost	$2,100	744

As the plans are not funded, there is no expected return on plan assets shown in the net periodic benefit cost table above. The Company expects to contribute $2.0 million to these plans in 2020.  As of March 31, 2020, the Company has contributed $0.4 million to the plans.

The components of net periodic benefit cost including service cost are reported in the line item “Other operating expenses” in the Condensed Consolidated Statements of Earnings (Loss).

Ozark National and NIS have no defined benefit plans.

(B)	Postretirement Employment Plans Other Than Pension

National Western sponsors two healthcare plans that were amended in 2004 to provide postretirement benefits to certain fully-vested individuals.  The plans are unfunded. The following table summarizes the components of net periodic benefit costs.

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)

Interest cost	$41	49
Amortization of prior service cost	—	13
Amortization of net loss	40	61

Net periodic benefit cost	$81	123

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As the plans are not funded, there is no expected return on plan assets shown in the net periodic benefit cost table above. The Company expects to contribute minimal amounts to the plans in 2020. Ozark National and NIS do not offer postemployment benefits.

The components of net periodic benefit cost including service cost are reported in the line item “Other operating expenses” in the Condensed Consolidated Statements of Earnings (Loss).

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

A summary of segment information as of March 31, 2020 and December 31, 2019 for the Condensed Consolidated Balance Sheet items and for the three months ended March 31, 2020 and March 31, 2019 for the Condensed Consolidated Statements of Earnings (Loss) is provided below.

Condensed Consolidated Balance Sheet Items:

	March 31, 2020
	Domestic Life Insurance	International Life Insurance	Annuities	Acquired Businesses	All Others	Totals
	(In thousands)

Deferred policy acquisition costs, sales inducements, and value of business acquired	$140,151	217,805	533,788	141,210	—	1,032,954
Total segment assets	1,369,973	1,105,816	7,912,799	972,601	355,373	11,716,562
Future policy benefits	1,196,180	840,215	7,220,704	711,064	—	9,968,163
Other policyholder liabilities	15,873	14,229	89,572	14,905	—	134,579

	December 31, 2019
	Domestic Life Insurance	International Life Insurance	Annuities	Acquired Businesses	All Others	Totals
	(In thousands)

Deferred policy acquisition costs, sales inducements, and value of business acquired	$127,557	209,858	486,553	142,434	—	966,402
Total segment assets	1,399,818	1,153,105	8,198,730	978,243	362,900	12,092,796
Future policy benefits (1)	1,198,103	870,461	7,366,894	706,513	—	10,141,971
Other policyholder liabilities	18,016	14,903	80,002	14,686	—	127,607

(1) Revised to correct for an adjustment related to an understatement of reserve liabilities of $15.0 million. Refer to Note 1.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Condensed Consolidated Statements of Earnings (Loss):

	Three Months Ended March 31, 2020
	Domestic Life Insurance	International Life Insurance	Annuities	Acquired Businesses	All Others	Totals
	(In thousands)

Premiums and contract revenues	$11,228	22,867	4,650	20,083	—	58,828
Net investment income (loss)	(19,383)	(9,000)	10,632	6,301	(2,028)	(13,478)
Other revenues	29	54	4	2,422	1,144	3,653

Total revenues	(8,126)	13,921	15,286	28,806	(884)	49,003

Life and other policy benefits	5,877	3,331	8,189	16,237	—	33,634
Amortization of deferred policy acquisition costs and value of business acquired	2,573	6,052	19,021	2,391	—	30,037
Universal life and annuity contract interest	(21,693)	(10,837)	4,504	—	—	(28,026)
Other operating expenses	4,295	3,096	6,867	4,069	1,495	19,822
Federal income taxes (benefit)	188	2,804	(5,319)	1,222	(544)	(1,649)

Total expenses	(8,760)	4,446	33,262	23,919	951	53,818

Segment earnings (loss)	$634	9,475	(17,976)	4,887	(1,835)	(4,815)

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended March 31, 2019
	Domestic Life Insurance	International Life Insurance	Annuities	Acquired Businesses	All Others	Totals
	(In thousands)

Premiums and contract revenues	$10,804	26,063	4,868	13,801	—	55,536
Net investment income	23,499	14,017	103,154	3,976	6,685	151,331
Other revenues	44	21	8	1,441	4,899	6,413

Total revenues	34,347	40,101	108,030	19,218	11,584	213,280

Life and other policy benefits	3,922	2,162	11,430	10,675	—	28,189
Amortization of deferred acquisition costs and value of business acquired	3,410	7,294	19,712	1,748	—	32,164
Universal life and annuity contract interest	21,441	11,993	47,482	—	—	80,916
Other operating expenses	4,123	4,264	7,508	3,085	7,069	26,049
Federal income taxes (benefit)	324	3,208	4,883	747	259	9,421

Total expenses	33,220	28,921	91,015	16,255	7,328	176,739

Segment earnings (loss)	$1,127	11,180	17,015	2,963	4,256	36,541

Reconciliations of segment information to the Company's Condensed Consolidated Financial Statements are provided below.

	Three Months Ended March 31,
	2020	2019
	(In thousands)

Premiums and Other Revenues:
Premiums and contract revenues	$58,828	55,536
Net investment income (loss)	(13,478)	151,331
Other revenues	3,653	6,413
Realized gains (losses) on investments	3,485	4,629

Total condensed consolidated premiums and other revenues	$52,488	217,909

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
	(In thousands)

Federal Income Taxes:
Total segment Federal income taxes	$(1,649)	9,421
Taxes on realized gains (losses) on investments	732	972

Total condensed consolidated Federal income taxes	$(917)	10,393

	Three Months Ended March 31,
	2020	2019
	(In thousands)

Net Earnings (Loss):
Total segment earnings (loss)	$(4,815)	36,541
Realized gains (losses) on investments, net of taxes	2,753	3,657

Total condensed consolidated net earnings (loss)	$(2,062)	40,198

	March 31,	December 31,
	2020	2019
	(In thousands)

Assets:
Total segment assets	$11,716,562	12,092,796
Other unallocated assets	567,860	460,651

Total condensed consolidated assets	$12,284,422	$12,553,447

(7)	SHARE-BASED PAYMENTS

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

All of the employees of the Company and its subsidiaries are eligible to participate in the current Incentive Plan. In addition, directors of the Company are eligible to receive the same types of awards as employees except that they are not eligible to receive incentive stock options. Company directors, including members of the Compensation and Stock Option Committee, are eligible for nondiscretionary stock options. At the end of 2018, all stock options granted under the 2008 Plan had been exercised, forfeited, or expired. SARs granted prior to 2016 vest 20% annually following three years of service following the grant date. Employee SARs granted 2016 forward vest 33.3% annually following one year of service from the date of the grant. Directors' SARs grants vest 20% annually following one year of service from the date of grant.

Effective during August 2008, the Company adopted and implemented a limited stock buy-back program with respect to the 2008 Plan which provided stock option holders the additional alternative of selling shares acquired through the exercise of options directly back to the Company. Option holders could elect to sell such acquired shares back to the Company at any time within ninety (90) days after the exercise of options at the prevailing market price as of the date of notice of election. The buy-back program did not alter the terms and conditions of the 2008 Plan. This plans was assumed as well by NWLGI from National Western pursuant to the terms of the holding company reorganization. There are currently no stock options issued and outstanding.

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

Other awards may involve performance share units ("PSUs") which are units granted at a specified dollar amount per unit, typically linked to the Company's Class A common share price, that are subsequently multiplied by an attained performance factor to derive the number of PSUs to be paid as cash compensation at the vesting date. PSUs also vest three years from the date of grant. For PSUs, the performance period begins the first day of the calendar year for which the PSUs are granted and runs three calendar years. At that time, the three-year performance outcome will be measured against the pre-defined target amounts to determine the number of PSUs earned as compensation. PSUs granted prior to 2019 are paid at the closing price of the Company's Class A common share on the vesting date. PSUs granted in 2019 are payable at the 20-day moving average closing price of the Company’s Class A common share at the vesting date.

PSU awards covering the three year measurement period ended December 31, 2018 were paid out in the first quarter of 2019. The performance factor during the measurement period used to determine compensation payouts was 93.86% of the pre-defined metric target.

PSU awards covering the three year measurement period ended December 31, 2019 were paid out in the first quarter of 2020. The performance factor during the measurement period used to determine compensation payouts was 101.19% of the pre-defined metric target.

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

No awards were granted to officers and directors during the three months ended March 31, 2020 and 2019.

The Company uses the current fair value method to measure compensation costs for awards granted under the share-based plans.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of March 31, 2020 and December 31, 2019, the liability balance was $3.1 million and $11.2 million, respectively. A summary of awards by type and related activity is detailed below.

Options Outstanding
	Shares Available For Grant	Shares	Weighted- Average Exercise Price

Stock Options:
Balance at January 1, 2020	291,000	—	$—
Exercised	—	—	$—
Forfeited	—	—	$—
Expired	—	—	$—
Stock options granted	—	—	$—

Balance at March 31, 2020	291,000	—	$—

	Liability Awards
	SAR	RSU	PSU

Other Share/Unit Awards:
Balance at January 1, 2020	107,517	14,352	19,108
Exercised	(1,372)	(2,306)	(4,049)
Forfeited	(872)	—	—
Granted	—	—	—

Balance at March 31, 2020	105,273	12,046	15,059

SARs, RSUs, and PSUs shown as forfeited in the above tables represent vested and unvested awards not exercised by plan participants upon their termination from the Company in accordance with the expiration provisions of the awards.

The total intrinsic value of share-based compensation exercised was $1.9 million and $2.5 million for the three months ended March 31, 2020 and 2019, respectively. The total share-based compensation paid was $1.9 million and $2.5 million for the three months ended March 31, 2020 and 2019, respectively. The total fair value of SARs, RSUs, and PSUs vested during the three months ended March 31, 2020 and 2019 was $1.8 million and $3.0 million, respectively. No cash amounts were received from the exercise of stock options under the Plans during the periods reported on.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes information about SARs outstanding at March 31, 2020. There were no options outstanding as of March 31, 2020.

	SARs Outstanding
	Number Outstanding	Weighted- Average Remaining Contractual Life	Number Exercisable

Exercise prices:
$132.56	19,118	1.7 years	19,118
$210.22	23,650	3.7 years	19,550
$216.48	11,149	5.9 years	11,149
$311.16	9,897	6.9 years	9,897
$310.55	203	7.1 years	135
$334.34	9,310	7.7 years	6,202
$303.77	11,566	8.7 years	3,848
$252.91	20,380	9.7 years	—

Totals	105,273		69,899

Aggregate intrinsic value (in thousands)	$754		$754

The aggregate intrinsic value in the table above is based on the closing Class A stock price of $172.00 per share on March 31, 2020.

In estimating the fair value of the SARs outstanding at March 31, 2020 and December 31, 2019, the Company employed the Black-Scholes option pricing model with assumptions detailed below.

	March 31, 2020	December 31, 2019

Expected term	1.7 to 9.7 years	1.9 to 10.0 years
Expected volatility weighted-average	28.30%	22.19%
Expected dividend yield	0.21%	0.12%
Risk-free rate weighted-average	0.23%	1.61%

The Company reviewed the contractual term relative to the SARs as well as perceived future behavior patterns of exercise. Volatility is based on the Company’s historical volatility over the expected term of the SARs by expected exercise date.

The pre-tax compensation cost/(benefit) recognized in the financial statements related to these plans was $(6.3) million and $(1.5) million for the three months ended March 31, 2020 and 2019, respectively. The related tax expense/(benefit) recognized was $1.3 million and $0.3 million for the three months ended March 31, 2020 and 2019.

As of March 31, 2020, the total pre-tax compensation expense related to non-vested share-based awards not yet recognized was $3.5 million.  This amount is expected to be recognized over a weighted-average period of 1.5 years.  The Company recognizes compensation cost over the graded vesting periods.

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

The Company had no commitments to fund new loans and no commitments to extend credit relating to existing loans at March 31, 2020. The Company evaluates each customer's creditworthiness on a case-by-case basis.

(9)	INVESTMENTS

(A)	Investment Gains and Losses

The Company uses the specific identification method in computing realized gains and losses. The table below presents realized gains and losses, excluding impairment losses, for the periods indicated.

	Three Months Ended March 31,
	2020	2019
	(In thousands)

Available for sale debt securities:
Realized gains on disposal	$761	1,183
Realized losses on disposal	—	(84)
Held to maturity debt securities:
Realized gains on disposal	2,724	27
Realized losses on disposal	—	—
Real estate gains (losses)	—	3,503

Totals	$3,485	4,629

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

Net real estate gains for the three months ended March 31, 2019 primarily pertain to the Company's sale of its nursing home operations in Reno, Nevada and San Marcos, Texas as well as a property sold located in Austin, Texas. The sale of the Reno nursing home was completed effective February 1, 2019 and a gain of $5.7 million was realized on the sale of the land and building associated with the operation. The sale of the San Marcos nursing home was concluded effective May 1, 2019 and the Company recorded a loss of $(2.0) million associated with the sale of the land and building of this operation (an impairment loss on this property of $(2.2) million was recorded in the quarter ended March 31, 2019). The sale of the Company's prior home office completed effective June 7, 2019 realized a gain on the sale of $3.2 million.

For the three months ended March 31, 2020 and 2019 the percentage of gains on bonds due to the call of securities was 99.6% and 41.4%, respectively. This includes calls out of the Company's available for sale portfolio of debt securities.

(B)	Debt Securities

The table below presents amortized costs and fair values of debt securities held to maturity at March 31, 2020.

	Debt Securities Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
	(In thousands)

U.S. agencies	$89,906	3,270	—	93,176	(4)
U.S. Treasury	3,787	217	—	4,004	—
States and political subdivisions	418,332	21,576	(174)	439,734	(74)
Foreign governments	1,139	123	—	1,262	—
Public utilities	891,636	22,159	(7,360)	906,435	(1,173)
Corporate	4,547,631	140,323	(65,070)	4,622,884	(4,788)
Commercial mortgage-backed	3,031	—	(12)	3,019	—
Residential mortgage-backed	1,038,062	70,619	(49)	1,108,632	—
Asset-backed	2,556	6	(21)	2,541	—

Totals	$6,996,080	258,293	(72,686)	7,181,687	(6,039)

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents amortized costs and fair values of debt securities available for sale at March 31, 2020.

	Debt Securities Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
	(In thousands)

States and political subdivisions	$89,407	6,477	(8)	95,876	—
Foreign governments	9,986	152	—	10,138	—
Public utilities	64,401	2,363	(406)	66,358	—
Corporate	2,941,700	65,845	(104,331)	2,903,214	—
Commercial mortgage-backed	27,514	3	(1,183)	26,334	—
Residential mortgage-backed	12,071	1,340	(192)	13,219	—
Asset-backed	61,278	302	(2,459)	59,121	—

Totals	$3,206,357	76,482	(108,579)	3,174,260	—

The table below presents amortized costs and fair values of debt securities held to maturity at December 31, 2019.

	Debt Securities Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

U.S. agencies	$100,910	1,686	—	102,596
U.S. Treasury	3,782	140	—	3,922
States and political subdivisions	431,433	19,440	(84)	450,789
Foreign governments	1,144	55	—	1,199
Public utilities	888,444	36,638	(83)	924,999
Corporate	4,607,826	212,281	(718)	4,819,389
Commercial mortgage-backed	3,032	52	—	3,084
Residential mortgage-backed	1,066,899	32,706	(716)	1,098,889
Asset-backed	2,775	62	(1)	2,836

Totals	$7,106,245	303,060	(1,602)	7,407,703

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

Unrealized losses for debt securities held to maturity and debt securities available for sale increased at March 31, 2020 from comparable balances at December 31, 2019 primarily due to the widening in interest rate spreads that occurred during the period as a result of COVID-19 effects on financial markets. Market values of debt securities generally decline as interest rate levels increase.

Debt securities balances at March 31, 2020 and 2019 include Ozark National holdings of $324.6 million and $265.2 million in held to maturity and $388.1 million and $392.5 million in available for sale. As part of the acquisition effective January 31, 2019 the Company employed purchase accounting procedures in accordance with GAAP which revalued the acquired investment portfolio to their fair values as of the date of the acquisition. These fair values became the book values for Ozark National from that point going forward. Accordingly, unrealized gains and losses for the Ozark National debt securities represent the changes subsequent to the purchase accounting book values established at the acquisition.

The following table shows the gross unrealized losses and fair values of the Company's held to maturity debt securities by investment category and length of time the individual securities have been in a continuous unrealized loss position at March 31, 2020.

	Debt Securities Held to Maturity
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

States and political subdivisions	$3,884	(102)	1,713	(72)	5,597	(174)
Public utilities	276,339	(7,360)	—	—	276,339	(7,360)
Corporate	1,058,680	(64,115)	16,617	(955)	1,075,297	(65,070)
Commercial mortgage-backed	3,019	(12)	—	—	3,019	(12)
Residential mortgage-backed	1,229	(49)	—	—	1,229	(49)
Asset-backed	1,818	(21)	—	—	1,818	(21)

Totals	$1,344,969	(71,659)	18,330	(1,027)	1,363,299	(72,686)

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the gross unrealized losses and fair values of the Company's available for sale debt securities by investment category and length of time the individual securities have been in a continuous unrealized loss position at March 31, 2020.

	Debt Securities Available for Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

States and political subdivisions	$1,024	(8)	—	—	1,024	(8)
Public utilities	28,536	(406)	—	—	28,536	(406)
Corporate	987,347	(100,065)	26,689	(4,266)	1,014,036	(104,331)
Commercial mortgage-backed	21,331	(1,183)	—	—	21,331	(1,183)
Residential mortgage-backed	—	—	577	(192)	577	(192)
Asset-backed	41,288	(2,459)	—	—	41,288	(2,459)

Totals	$1,079,526	(104,121)	27,266	(4,458)	1,106,792	(108,579)

The following table shows the gross unrealized losses and fair values of the Company's held to maturity debt securities by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2019.

	Debt Securities Held to Maturity
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

States and political subdivisions	$5,013	(33)	1,712	(51)	6,725	(84)
Public utilities	2,345	(83)	—	—	2,345	(83)
Corporate	31,419	(337)	17,191	(381)	48,610	(718)
Residential mortgage-backed	25,859	(63)	43,498	(653)	69,357	(716)
Asset-backed	1,349	(1)	—	—	1,349	(1)

Totals	$65,985	(517)	62,401	(1,085)	128,386	(1,602)

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the gross unrealized losses and fair values of the Company's available for sale debt securities by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2019.

	Debt Securities Available for Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

States and political subdivisions	$470	(3)	—	—	470	(3)
Public utilities	—	—	—	—	—	—
Corporate	40,080	(105)	28,582	(2,374)	68,662	(2,479)
Residential mortgage-backed	—	—	710	(117)	710	(117)

Totals	$40,550	(108)	29,292	(2,491)	69,842	(2,599)

Debt securities. The gross unrealized losses for debt securities are made up of 325 individual issues, or 22.8% of the total debt securities held by the Company at March 31, 2020. The market value of these bonds as a percent of amortized cost approximates 93.2%. Of the 325 securities, 8, or 2.5%, fall in the 12 months or greater aging category; and 295 were rated investment grade at March 31, 2020.

The amortized cost and fair value of investments in debt securities at March 31, 2020, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Debt Securities Available for Sale		Debt Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Due in 1 year or less	$152,316	151,449	652,617	659,061
Due after 1 year through 5 years	1,334,782	1,324,948	2,942,362	2,969,035
Due after 5 years through 10 years	1,340,411	1,312,864	1,710,000	1,757,710
Due after 10 years	277,985	286,325	647,452	681,689
	3,105,494	3,075,586	5,952,431	6,067,495

Mortgage and asset-backed securities	100,863	98,674	1,043,649	1,114,192

Totals before allowance for credit losses	3,206,357	3,174,260	6,996,080	7,181,687

Allowance for credit losses	—	—	(6,039)	—

Totals	$3,206,357	3,174,260	6,990,041	7,181,687

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As disclosed in Note (2) New Accounting Pronouncements in the Notes to Condensed Consolidated Financial Statements, the Company adopted new accounting guidance as of January 1, 2020 for credit loss recognition of certain financial assets, including debt securities classified in the held to maturity category. The Company employs a cohort cumulative loss rate method in estimating current expected credit losses with respect to its held to maturity debt securities. This method applies publicly available industry wide statistics of default incidence by defined segmentations of debt security investments combined with future assumptions regarding economic conditions (i.e. GDP forecasts) both in the near term and the long term.The Company utilizes Moody's loss rates by industry type and credit ratings and applies them to each major bond category. These bond categories are further segmented by credit ratings and by maturities of two years and less and more than two years. The following table presents the allowance for credit losses for the quarter ended March 31, 2020.

	Debt Securities Held to Maturity	Debt Securities Available for Sale
	(In thousands)

Balance, beginning of period	$—	—
Provision January 1, 2020 for adoption of new accounting guidance	3,334	—
Provision during the period	2,705	—
Releases	—	—

Balance, end of period	$6,039	—

Provisions to and releases from the allowance for credit losses are recorded in net investment income in the Condensed Consolidated Statements of Earnings (Loss). Previous accounting guidance required the Company to review its portfolio for potential other-than-temporary impairments which would require that affected securities be written down to an adjusted cost basis with the amount of the writedown recorded as part of net realized gains and losses in the Condensed Consolidated Statements of Earnings (Loss).

The Company determines current expected credit losses for available-for-sale debt securities in accordance with FASB ASC Subtopic 326-30 when fair value is less than amortized cost, interest payments are missed and the security is experiencing credit issues. At March 31, 2020, the Company performed additional analyses on certain available-for-sale securities whose market values were negatively impacted by the change in the economic environment precipitated by the COVID-19 pandemic crisis. Based on its review, the Company determined none of these investments required an allowance for credit loss at March 31, 2020. Under the previous guidance, debt securities were considered to be other-than-temporarily impaired when a decline in market value was attributable to factors such as market volatility, liquidity, spread widening and credit quality in which it was anticipated that a recovery of all amounts due under the contractual terms of the security would occur and the Company had the intent and ability to hold the security until recovery or maturity. There were no other-than-temporary impairments recorded during the three months ended March 31, 2019. The Company's operating procedures include monitoring the investment portfolio on an ongoing basis for any changes in issuer facts and circumstances that might lead to future need for a credit loss allowance.

In the table below, held to maturity securities and their corresponding allowance for credit losses are represented according to credit ratings by nationally recognized statistical rating organizations.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Debt Securities Held to Maturity
	Amortized Cost	Allowance for Credit Losses	Carrying Value
	(In thousands)

AAA	$97,878	—	97,878
AA	1,853,169	(57)	1,853,112
A	2,213,874	(1,201)	2,212,673
BBB	2,758,085	(4,468)	2,753,617
BB and other below investment	73,074	(313)	72,761

Bonds Total	$6,996,080	(6,039)	6,990,041

(C)	Transfer of Securities

During the three months ended March 31, 2020 the Company made no transfers from the held to maturity category to securities available for sale.

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

Loans in foreclosure, loans considered impaired or loans past due 90 days or more are placed on a non-accrual status. If a mortgage loan is determined to be on non-accrual status, the mortgage loan does not accrue any revenue into the Condensed Consolidated Statements of Earnings (Loss). The loan is independently monitored and evaluated as to potential impairment or foreclosure. If delinquent payments are made and the loan is brought current, then the Company returns the loan to active status and accrues income accordingly. The Company had no mortgage loans past due 90 days or more at March 31, 2020 or 2019 and as a result all interest income was recognized at March 31, 2020 and 2019. At March 31, 2020, no loan terms had been modified or restructured on mortgage loans due to the economic climate changes precipitated by the COVID-19 pandemic crisis.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table represents the mortgage loan portfolio by loan-to-value ratio.

	March 31, 2020		December 31, 2019
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Loan-to-Value Ratio (1):
Less than 50%	$57,157	20.6	$52,778	19.3
50% to 60%	45,896	16.5	56,929	20.8
60% to 70%	127,832	46.0	117,377	43.0
70% to 80%	47,083	16.9	46,013	16.9
80% to 90%	—	—	—	—
Greater than 90%	—	—	—	—
Gross balance	277,968	100.0	273,097	100.0

Allowance for credit losses	(1,885)	(0.7)	(675)	(0.2)

Totals	$276,083	99.3	$272,422	99.8

(1) Loan-to-Value Ratio is determined using the most recent appraised value. Appraisals are required at the time of funding and may be updated if a material change occurs from the original loan agreement.

All mortgage loans are analyzed quarterly in order to monitor the financial quality of these assets. Based on ongoing monitoring, mortgage loans with a likelihood of becoming delinquent are identified and placed on an internal “watch list.” Among the criteria that may indicate a potential problem include: major tenant vacancies or bankruptcies, late payments, and loan relief/restructuring requests. The mortgage loan portfolio is analyzed for the need for a valuation allowance on any loan that is on the internal watch list, in the process of foreclosure or that currently has a valuation allowance.

Prior to January 1, 2020, mortgage loans were considered impaired when, based on current information and events, it was probable that the Company would be unable to collect all amounts due according to the contractual terms of the loan agreement. When it was determined that a loan was impaired, a loss was recognized for the difference between the carrying amount of the mortgage loan and the estimated value reduced by the cost to sell. Estimated value was typically based on the loan's observable market price or the fair value of the collateral less cost to sell. Impairments and changes in the valuation allowance were reported in net realized investment gains (losses) in the Condensed Consolidated Statements of Earnings (Loss). The Company held a valuation allowance of $0.7 million at December 31, 2019.

Effective January 1, 2020, the Company implemented FASB ASU 2016-13, Financial Instruments-Credit Losses, which revises the credit loss recognition criteria for certain financial assets measured at amortized cost. The new guidance replaces the existing incurred loss recognition model with an expected loss recognition model (“CECL”). The objective of the CECL model is for the reporting entity to recognize its estimate of current expected credit losses for affected financial assets in a valuation allowance deducted from the amortized cost basis of the related financial assets that results in presenting the net carrying value of the financial assets at the amount expected to be collected.  For mortgage loan investments the Company is using the Weighted Average Remaining Maturity ("WARM") method, which uses an average annual charge-off rate applied to each mortgage loan risk category. Under this new accounting guidance, at January 1, 2020 a balance of $1.2 million was recorded which incorporated the previous year-end balance under the prior accounting method. The adjustment resulted in a charge to retained earnings as a change in accounting, net of tax, of $0.4 million. Subsequent changes in the allowance for current expected credit losses are reported in net investment income in the Condensed Consolidated Statements of Earnings (Loss).

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table represents the mortgage loan allowance for credit losses.

	March 31, 2020	December 31, 2019
	(In thousands)

Balance, beginning of the period	$675	675
Provision January 1, 2020 for adoption of new accounting guidance	504	—
Provision during the period	706	—
Releases	—	—

Total ending allowance for credit losses	$1,885	675

The Company's direct investments in real estate are not a significant portion of its total investment portfolio and totaled approximately $34.4 million and $34.6 million at March 31, 2020 and December 31, 2019, respectively. The Company recognized operating income on real estate properties of approximately $0.7 million and $0.6 million for the first three months of 2020 and 2019, respectively.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables set forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of the date indicated:

	March 31, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale	$3,174,260	—	3,174,260	—
Equity securities	15,984	15,984	—	—
Derivatives, index options	24,335	—	—	24,335
Other invested assets	2	2	—	—

Total assets	$3,214,581	15,986	3,174,260	24,335

Policyholder account balances (a)	$61,625	—	—	61,625
Other liabilities (b)	7,255	—	—	7,255

Total liabilities	$68,880	—	—	68,880

During the three months ended March 31, 2020, the Company made no transfers into or out of Levels 1, 2 or 3.

	December 31, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale	$3,356,945	—	3,356,945	—
Equity securities	23,594	23,594	—	—
Derivatives, index options	157,588	—	—	157,588
Other invested assets	2	2	—	—

Total assets	$3,538,129	23,596	3,356,945	157,588

Policyholder account balances (a)	$155,902	—	—	155,902
Other liabilities (b)	15,301	—	—	15,301

Total liabilities	$171,203	—	—	171,203

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present, by pricing source and fair value hierarchy level, the Company’s assets that are measured at fair value on a recurring basis:

	March 31, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale:
Priced by third-party vendors	$3,174,260	—	3,174,260	—
Priced internally	—	—	—	—
Subtotal	3,174,260	—	3,174,260	—

Equity securities:
Priced by third-party vendors	15,984	15,984	—	—
Priced internally	—	—	—	—
Subtotal	15,984	15,984	—	—

Derivatives, index options:
Priced by third-party vendors	24,335	—	—	24,335
Priced internally	—	—	—	—
Subtotal	24,335	—	—	24,335

Other invested assets:
Priced by third-party vendors	2	2	—	—
Priced internally	—	—	—	—
Subtotal	2	2	—	—

Total	$3,214,581	15,986	3,174,260	24,335

Percent of total	100.0%	0.5%	98.7%	0.8%

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	December 31, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale:
Priced by third-party vendors	$3,356,945	—	3,356,945	—
Priced internally	—	—	—	—
Subtotal	3,356,945	—	3,356,945	—

Equity securities, available for sale:
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

	Three Months Ended March 31, 2020
	Debt Securities, Available for Sale	Equity Securities	Derivatives, Index Options	Total Assets	Other Liabilities
	(In thousands)

Balance at January 1, 2020	$—	—	157,588	157,588	171,203
Total realized and unrealized gains (losses):
Included in net income	—	—	(106,629)	(106,629)	(73,848)
Purchases, sales, issuances and settlements, net:
Purchases	—	—	22,403	22,403	22,403
Sales	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	—	—	(49,027)	(49,027)	(50,878)
Transfers into (out of) Level 3	—	—	—	—	—

Balance at end of period	$—	—	24,335	24,335	68,880

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period:
Net investment income (loss)	$—	—	(105,997)	(105,997)	—
Benefits and expenses	—	—	—	—	(112,192)

Total	$—	—	(105,997)	(105,997)	(112,192)

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended March 31, 2019
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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the valuation method for financial assets and liabilities categorized as level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

	March 31, 2020
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(In thousands)

Assets:
Derivatives, index options	$24,335	Broker prices	Implied volatility	12.96% - 53.69% (16.06%)

Total assets	$24,335

Liabilities:
Policyholder account balances	$61,625	Deterministic cash flow model	Projected option cost	0.0% - 15.95% (1.32%)
Share based compensation	3,081	Black-Scholes model	Expected term	1.7 to 9.7 years
			Expected volatility	28.30%
Contingent consideration on businesses acquired	4,174	Probabilistic Method	Discount rate	10%
			Projected renewal premium	$57.2-82.4 million ($71.9)
Total liabilities	$68,880

	December 31, 2019
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(In thousands)

Assets:
Derivatives, index options	$157,588	Broker prices	Implied volatility	13.10% - 19.90% (15.25%)

Total assets	$157,588

Liabilities:
Policyholder account balances	$155,902	Deterministic cash flow model	Projected option cost	0.0% - 17.55% (3.14%)
Share based compensation	11,225	Black-Scholes model	Expected term	1.9 to 10 years
			Expected volatility	22.19%
Contingent consideration on businesses acquired	4,076	Probabilistic Method	Discount rate	10.0%
			Projected renewal premium	$57.2 - $82.4 million ($71.9)
Total liabilities	$171,203

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Realized gains (losses) on debt securities are reported in the Condensed Consolidated Statements of Earnings (Loss) as net investment gains (losses) with liabilities reported as expenses. Unrealized gains (losses) on available for sale debt securities are reported as other comprehensive income (loss) within the stockholders' equity section of the Condensed Consolidated Balance Sheet.

The fair value hierarchy classifications are reviewed each reporting period. Reclassification of certain financial assets and liabilities may result based on changes in the observability of valuation attributes. Reclassifications are reported as transfers into and out of Level 3 at the beginning fair value for the reporting period in which the changes occur.

The carrying amounts and fair values of the Company's financial instruments are as follows:

	March 31, 2020
			Fair Value Hierarchy Level
	Carrying Values	Fair Values	Level 1	Level 2	Level 3
	(In thousands)
ASSETS
Debt securities held to maturity	$6,990,041	7,181,687	—	7,181,687
Debt securities available for sale	3,174,260	3,174,260	—	3,174,260	—

Cash and cash equivalents	352,215	352,215	352,215	—	—
Mortgage loans	276,083	278,015	—	—	278,015
Real estate	34,443	48,547			48,547
Policy loans	78,036	135,870	—	—	135,870
Other loans	13,461	13,643	—	—	13,643
Derivatives, index options	24,335	24,335	—	—	24,335
Equity securities	15,984	15,984	15,984	—	—
Life interest in Libbie Shearn Moody Trust	9,230	12,775	—	—	12,775
Other investments	4,515	22,582	2	—	22,580

LIABILITIES
Deferred annuity contracts	$6,866,418	5,760,527	—	—	5,760,527
Immediate annuity and supplemental contracts	399,448	449,249	—	—	449,249
Contingent consideration on businesses acquired	4,174	4,174	—	—	4,174

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	December 31, 2019
			Fair Value Hierarchy Level
	Carrying Values	Fair Values	Level 1	Level 2	Level 3
	(In thousands)
ASSETS
Debt securities held to maturity	$7,106,245	7,407,703	—	7,407,703	—
Debt securities available for sale	3,356,945	3,356,945	—	3,356,945	—

Cash and cash equivalents	253,524	253,524	253,524	—	—
Mortgage loans	272,422	270,931	—	—	270,931
Real estate	34,588	57,204	—	—	57,204
Policy loans	80,008	123,650	—	—	123,650
Other loans	13,547	13,698	—	—	13,698
Derivatives, index options	157,588	157,588	—	—	157,588
Equity securities	23,594	23,594	23,594	—	—
Life interest in Libbie Shearn Moody Trust	9,230	12,775	—	—	12,775
Other investments	197	16,182	2	—	16,180

LIABILITIES
Deferred annuity contracts (1)	$7,014,833	5,931,352	—	—	5,931,352
Immediate annuity and supplemental contracts	400,465	422,931	—	—	422,931
Contingent consideration on businesses acquired	4,076	4,076	—	—	4,076

(1) Revised to correct for an adjustment related to the understatement of reserve liabilities of $15.0 million. See Note 1.

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

The Company does not elect hedge accounting relative to these derivative instruments. The index options are reported at fair value in the accompanying Condensed Consolidated Financial Statements. The changes in the values of the index options and the changes in the policyholder liabilities are both reflected in the Condensed Consolidated Statements of Earnings (Loss). Any changes relative to the embedded derivatives associated with policy contracts are reflected in contract interest in the Condensed Consolidated Statements of Earnings (Loss). Any gains or losses from the sale or expiration of the options, as well as period-to-period changes in values, are reflected as net investment income in the Condensed Consolidated Statements of Earnings (Loss).

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

The tables below present the fair value of derivative instruments as of March 31, 2020 and December 31, 2019, respectively.

	March 31, 2020
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments

Equity index options	Derivatives, Index Options	$24,335

Fixed-index products			Universal Life and Annuity Contracts	$61,625

Total		$24,335		$61,625

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

The table below presents the effect of derivative instruments in the Condensed Consolidated Statements of Earnings (Loss) for the three months ended March 31, 2020 and 2019.

		March 31, 2020	March 31, 2019
Derivatives Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized In Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		(In thousands)

Equity index options	Net investment income (loss)	$(106,629)	42,003

Fixed-index products	Universal life and annuity contract interest	67,653	(27,032)

		$(38,976)	14,971

The embedded derivative liability, the change of which is recorded in universal life and annuity contract interest in the Condensed Consolidated Statements of Earnings (Loss), includes projected interest credits that are offset by the expected collectability by the Company of asset management fees on fixed-index products. The anticipated asset management fees to be collected increases or decreases based upon the most recent performance of index options and adds to or reduces the offset applied to the embedded derivative liability (increasing or decreasing contract interest expense). For the three months ended March 31, 2020 and 2019, the change in the embedded derivative liability due to the expected collectability of asset management fees increased/(decreased) contract interest expense by $29.3 million and $(15.7) million, respectively.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(12) BUSINESS COMBINATIONS

Effective January 31, 2019, the Company acquired Ozark National and NIS following the receipt of regulatory approvals. NWLGI and National Western paid cash in an aggregate amount of approximately $205.4 million in exchange for all of the outstanding stock of Ozark National (wholly owned by National Western) and NIS (wholly owned by NWLGI). In addition to the cash price paid, National Western has a contingent liability for an "earn-out payment" based upon the subsequent persistency of Ozark National's acquired in force business achieving thresholds as specified in the Stock Purchase Agreement ("Agreement"). The earn-out payment to the seller per the Agreement has a maximum limit of $5.0 million. Using a probabilistic method for valuing contingent consideration, the Company at January 31, 2019 recorded a liability of $3.7 million representing the estimated fair value of the additional consideration estimated to be paid as part of the acquisition. The contingent consideration is revalued during the earn-out term using the same probabilistic method and had a fair value of $4.2 million and $4.1 million as of March 31, 2020 and December 31, 2019, respectively, with the changes in fair value during the three months ended March 31, 2020 recorded through Other operating expenses.

In addition to the purchase price, the Company incurred $3.3 million of acquisition-related costs in the quarter ended March 31, 2019. In accordance with GAAP, these costs are included in Other operating expenses in the Condensed Consolidated Statements of Earnings (Loss) and are not considered a part of the purchase price.

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
	$9,600

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The gross carrying amounts and accumulated amortization for each specifically identifiable intangible asset were as follows.

	March 31, 2020			December 31, 2019
	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(In thousands)

Trademarks/trade names	15	$2,800	(218)	$2,800	(171)
Internally developed software	7	3,800	(633)	3,800	(498)
Insurance licenses (1)	N/A	3,000	—	3,000	—

		$9,600	(851)	9,600	(669)

The value of trademarks was estimated using the relief from royalty method, based on the assumption that in lieu of ownership, an organization would be willing to pay a royalty in order to receive the related benefits of using the brand. The value of insurance licenses was estimated using the market approach to value, based on values paid for licenses in recent shell company transactions. The value of internally developed software was estimated using the replacement cost method. Trademarks, trade names and internally developed software are amortized using a straight-line method over the estimated useful lives. These intangible assets will be evaluated for impairment if indicators of impairment arise. Insurance licenses were determined to have an indefinite useful life. The Company evaluates the useful life insurance licenses at each reporting period to determine whether the useful life remains indefinite.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Value of Business Acquired ("VOBA")

VOBA is a purchase accounting convention for life insurance companies in business combinations based upon an actuarial determination of the difference between the fair value of policyholder liabilities acquired and the same policyholder liabilities measured in accordance with the acquiring company's accounting policies. The difference, referred to as VOBA, is an intangible asset subject to periodic amortization. As of the January 31, 2019 acquisition date, the VOBA balance recorded was $145.8 million. Changes in VOBA were as follows for the periods shown:

	March 31,	December 31,
	2020	2019
	(In thousands)

Balance, beginning of year	$138,071	—
Business acquired	—	145,768
Amortization:
Amortization, excluding unlocking	(2,192)	(7,697)

Balance as of end of period	$135,879	138,071

Estimated future amortization of VOBA, net of interest (in thousands), as of March 31, 2020, is as follows:

Expected Amortization
(In thousands)

Remainder of 2020	$6,578
2021	$8,324
2022	$7,901
2023	$7,533
2024	$7,205

Goodwill
The changes in the carrying amount of goodwill (in thousands) were as follows:

	March 31,	December 31,
	2020	2019
	(In thousands)

Gross goodwill as of beginning of year	$13,864	—
Goodwill resulting from business acquisition	—	13,864
Gross goodwill, before impairments	13,864	13,864
Accumulated impairment as of beginning of year	—	—
Current year impairments	—	—

Net goodwill as of end of period	$13,864	13,864

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Due to the severe change in economic climate which began in the first quarter of 2020 as a result of the COVID-19 pandemic, the Company evaluated the goodwill balance for potential impairment as of March 31, 2020 and determined that there was evidence to support not impairing the balance.
Financial Information

Subsequent to the acquisition date of January 31, 2019, Ozark National and NIS total revenues of $19.6 million and net earnings of $3.3 million were included in Condensed Consolidated Statements of Earnings (Loss) for the quarter ended March 31, 2019. These results for segment reporting purposes have been combined in the Acquired Businesses segment.

The following unaudited comparative pro forma total revenues and net earnings represent Condensed Consolidated Results of Operations for the Company which assume amounts estimated had the acquisition of Ozark National and NIS by the Company been effective January 1, 2018.

	Three Months Ended March 31,
	2020	2019
	(In thousands)

Total revenues	$52,488	227,708

Net earnings (loss)	$(2,062)	41,830

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

Management's discussion and analysis of the financial condition and results of operations (“MD&A”) of National Western Life Group, Inc. ("NWLGI") for the three months ended March 31, 2020 follows. Where appropriate, discussion specific to the insurance operations of National Western Life Insurance Company is denoted by "National Western" or "NWLIC". This discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related notes beginning on page 3 of this report and with the 2019 Annual Report filed on Form 10-K with the SEC.

Effective January 31, 2019, the Company completed its previously announced acquisition of Ozark National Life Insurance Company ("Ozark National") and N.I.S. Financial Services, Inc. ("NIS") following the receipt of regulatory approvals. NWLGI and National Western paid cash in an aggregate amount of approximately $205.4 million in exchange for all of the outstanding stock of Ozark National (wholly owned by National Western) and NIS (wholly owned by NWLGI). The results of Ozark National and NIS are included in the Company's Condensed Consolidated Financial Statements for their respective business activity subsequent to the acquisition date and reference to each is made in this MD&A where appropriate.

Overview

National Western has historically provided life insurance products on a global basis for the savings and protection needs of policyholders and annuity contracts for the asset accumulation and retirement needs of contract holders. As disclosed in previous filings, the Company discontinued accepting applications for its international life insurance products from residents in other countries in May 2018.

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

The Company monitors these factors continually as key business indicators. The discussion that follows in this Item 2 includes these indicators and presents information useful to an overall understanding of the Company's business performance for the three months ended March 31, 2020, incorporating required disclosures in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC").

Insurance Operations - Domestic

National Western is currently licensed to do business in all states, except New York, and the District of Columbia. Products marketed are annuities, universal life insurance, fixed-index universal life, and traditional life insurance, which include both term and whole life products. Domestic sales in terms of premium levels have historically been more heavily weighted toward annuities. Most of these annuities can be sold either as tax qualified or non-qualified products. More recently, a greater proportion of sales activity has been derived from single premium life insurance products, predominantly those with an equity-index crediting mechanism. Presently, nearly all of National Western's domestic life premium sales come from single premium life products. At March 31, 2020, National Western maintained approximately 117,800 annuity contracts in force and 47,400 domestic life insurance policies in force representing nearly $3.4 billion in face amount of coverage.

National Western markets and distributes its domestic products primarily through independent national marketing organizations ("NMOs"). These NMOs assist the Company in recruiting, contracting, and managing independent agents. National Western's agents are independent contractors who are compensated on a commission basis. It currently has approximately 27,800 domestic independent agents contracted.

Although reported separately for segment disclosure purposes, effective January 31, 2019, domestic insurance operations include the activities of Ozark National. Ozark National is a Missouri domiciled, stock life insurance company currently licensed to conduct business in thirty states. Organized and incorporated in 1964, its largest markets by state are Missouri, Iowa, Minnesota, Nebraska, and Kansas. Ozark National utilizes a unique distribution system to market its flagship Balanced Program which consists of a coordinated sale of a non-participating whole life insurance product with a mutual fund investment product offered through its affiliated broker-dealer, NIS. Due to Ozark National's coordinated sale their agents hold a securities license in addition to an insurance license. At March 31, 2020, Ozark National maintained approximately 182,200 life insurance policies in force representing nearly $6.2 billion in face amount of coverage.

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

As disclosed in previous Company filings, National Western ceased accepting applications from residents of Brazil, Central America, and the Pacific Rim region in the fourth quarter of 2015. During 2017, applications were no longer accepted from residents in the Eastern European region, primarily Russian-speaking. Due to the unsettled political, economic, civil, and social climate existing in Venezuela, National Western ceased accepting applications from residents in that country during the first quarter of 2018. Ultimately, National Western ceased accepting applications for its international products from all remaining foreign residents effective May 11, 2018.

Issuing universal life and traditional life insurance policies to residents of countries in these different regions had provided diversification that helped to minimize large fluctuations that could arise due to various economic, political, and competitive pressures occurring from one country to another. These policies also provided diversification of earnings relative to the Company's domestic life insurance segment. The Company's decision to cease accepting applications from residents of the remaining foreign countries was primarily due to the reduced sales activity associated with this segment, the incremental expenses associated with underwriting products in this line of business, and the lower anticipated incremental contribution to profits from new sales. The Company will continue to service and maintain the block of international policies in force. At March 31, 2020, National Western had approximately 48,900 international life insurance policies in force representing $13.3 billion in face amount of coverage.

There were some inherent risks of accepting international applications which are not present within the domestic market that were reduced substantially by the Company in several ways. As previously described, National Western accepted applications from foreign nationals of other countries in upper socioeconomic classes who had substantial financial resources. This targeted customer base, coupled with National Western's conservative underwriting practices, have historically resulted in claims experience, due to natural causes, similar to that in the United States. The Company has minimized exposure to foreign currency risks by requiring payment of premiums and claims in United States dollars. In addition, the Company adopted an extensive anti-money laundering compliance program in order to fully comply with all applicable U.S. anti-money laundering or other illegal activities. All of the above served to minimize risks.

SALES

Life Insurance

The following table sets forth information regarding life insurance sales activity as measured by total premium for single premium life insurance products and annualized first year premiums for all other life insurance products. While the figures shown below are in accordance with industry practice and represent the amount of new business sold during the periods indicated, they are considered a non-GAAP financial measure. The Company believes sales are a measure of distribution productivity and are a leading indicator of future revenue trends. However, revenues are driven by sales in prior periods as well as in the current period and therefore, a reconciliation of sales to revenues is not meaningful or determinable.

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)

Single premium life	$47,895	35,310
Traditional life	848	891
Universal life	1	5

Totals	$48,744	36,206

Life insurance sales, as measured by total and annualized first year premiums, increased 35% in the first quarter of 2020 as compared to the first quarter of 2019. Within these amounts, National Western's life insurance line of business sales increased 35% from the comparable results of the first quarter of 2019. In the three months ended March 31, 2020, life insurance sales included $0.8 million from Ozark National representing their traditional life sales activity. The first quarter of 2019 included $0.8 million in sales from Ozark National reflecting their two months of activity subsequent to their acquisition effective January 31, 2019.

National Western's life insurance product portfolio includes single premium universal life ("SPUL") and equity-index universal life ("EIUL") products as well as hybrids of the EIUL and SPUL products, combining features of these core products. Equity-index universal life products have been the predominant product sold in the domestic life market for a number of years. Most of these sales are single premium mode products (one year, five year, or ten year) designed for transferring accumulated wealth tax efficiently into life insurance policies with limited underwriting due to lesser net insurance amounts at risk (face amount of the insurance policy less cash premium contributed). These products were designed and implemented years ago targeting the accumulated savings of the segment of the population entering their retirement years. The wealth transfer life products have been valuable offerings for the Company's distributors as evidenced by their comprising 98% of total life sales in the first three months of 2020.

The average new policy face amounts, excluding insurance riders, since 2016 are as shown in the following table.

	Average New Policy Face Amount
	NWLIC Domestic	Ozark National	NWLIC International

Year ended December 31, 2016	149,200	—	327,300
Year ended December 31, 2017	148,100	—	299,300
Year ended December 31, 2018	162,600	—	290,900
Year ended December 31, 2019	179,900	45,200	—
Three months ended March 31, 2020	177,700	53,100	—

Contracts issued to international residents historically had larger face amounts of life insurance coverage per policy compared to those issued to domestic policyholders. The Company's efforts were directed toward accepting applications from upper socio-economic residents of international countries. During the time period in which the Company was progressively disengaging from international markets, National Western's average face amount of insurance coverage per policy for domestic life insurance contracts exhibited an upward trend reflecting the shift in sales toward single premium life products, primarily fixed-index, as part of its wealth transfer strategy for domestic life sales.

The table below sets forth information regarding life insurance in force for each date presented.

	Insurance In Force as of
	March 31,	December 31,
	2020	2019
	($ in thousands)

National Western

Universal life:
Number of policies	32,940	33,760
Face amounts	$4,635,560	4,746,100

Traditional life:
Number of policies	27,640	28,400
Face amounts	$2,578,470	2,671,120

Fixed-index life:
Number of policies	35,700	36,170
Face amounts	$9,480,070	9,635,810

Total life insurance:
Number of policies	96,280	98,330
Face amounts	$16,694,100	17,053,030

Ozark National

Total life insurance (all traditional):
Number of policies	182,210	183,380
Face amounts	$6,191,250	6,246,800

At March 31, 2020, National Western’s face amount of life insurance in force was comprised of $13.3 billion from the international line of business and $3.4 billion from the domestic line of business. At December 31, 2019, these amounts were $13.7 billion and $3.4 billion for the international and domestic lines of business, respectively.

Annuities

The following table sets forth information regarding the Company's annuity sales activity as measured by single and annualized first year premiums. Similar to life insurance sales, these figures are considered a non-GAAP financial measure but are shown in accordance with industry practice and depict National Western's sales productivity.

	Three Months Ended March 31,
	2020	2019
	(In thousands)

Fixed-index annuities	$74,753	60,223
Other deferred annuities	1,460	3,131
Immediate annuities	2,503	438

Totals	$78,716	63,792

The Company's mix of annuity sales has historically shifted with interest rate levels and the relative performance of the equity market. With the decline in interest rates subsequent to the subprime crisis, fixed-index products have comprised the majority of annuity sales generally accounting for 90% or more of all annuity sales the past several years. During the first three months of 2020, this percentage approached 95% reflecting the ongoing bull market run in equities since bottoming out in 2009 and historically low level in interest rates. For all fixed-index products, the Company purchases over the counter call options to hedge the equity return feature. The options are purchased relative to the issuance of the annuity contracts in such a manner to minimize timing risk. Generally, the index return during the indexing period (if the underlying index increases) becomes a component in a formula (set forth in the annuity), the result of which is credited as interest to contract holders electing the index formula crediting method at the beginning of the indexing period. The formula result can never be less than zero with these products. The Company does not deliberately mismatch or under hedge for the equity feature of the products. Fixed-index products also provide the contract holder the alternative to elect a fixed interest rate crediting option.

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

Two subsequent regulatory events served to further pressure annuity sales activity. The first was the Department of Labor's "fiduciary rule" on standards for retirement investment advice in 2017. The uncertainty associated with the timing and ultimate requirements of the rule served to decrease activity for annuity sales involving qualified funds as insurance carriers, marketing organizations, and independent distributors sought to develop strategies for operating under the proposed fiduciary rule guidelines. The Department of Labor's rule was ultimately vacated in 2018 at the appellate court level. The second regulatory change impacting the level of annuity sales occurred when the state of California mandated more restrictive annuity product features for policies sold in the state. This required National Western, and other annuity carriers, to refile products complying with the new standards for state approval. California regulators were slow to process and approve product filings received from insurance carriers in the aftermath of imposing these restrictive product features thus eliminating a key market for annuity sales for an extended period of time and disrupting distributor relationships.

In addition to the above, National Western, similar to other annuity product providers, faced a scenario of declining yields on its investment portfolio as securities backing annuity policies and their credited rates were subsequently reinvested at substantially lower yields in the depressed interest rate environment. The compression on interest rate margins resulted in decrements to fixed interest rate renewal rates provided to annuity contractholders often to the minimum interest rate guarantee levels prescribed by state insurance regulators under non-forfeiture laws. The low renewal interest crediting rates discouraged repeat sales to existing clients and prompted a movement toward annuities that offered multi-year interest rate guarantees.

As a result of the foregoing, the Company has undertaken an initiative to rebuild sales momentum in its annuity sales. In the latter half of 2019, it added to its marketing staff individuals with extensive experience and expertise in annuity production in the life insurance industry and has begun building products targeting new channels of distribution in addition to its current partnerships with national marketing organizations.

The level of annuity business in force requires a focused discipline on asset/liability analysis. The Company monitors its asset/liability matching within the self-constraints of desired capital levels and risk tolerance. National Western's capital level remains substantially above industry averages and regulatory targets. Management performs analyses of the capital strain associated with incrementally higher levels of annuity new business and determined that National Western's capital position is more than sufficient to handle an increase in sales activity.

The following table sets forth information regarding annuities in force for each date presented.

	Annuities In Force as of
	March 31,	December 31,
	2020	2019
	($ in thousands)

Fixed-index annuities
Number of policies	70,000	70,790
GAAP annuity reserves	$5,372,090	5,467,786

Other deferred annuities
Number of policies	35,450	36,550
GAAP annuity reserves	$1,360,753	1,420,237	(1)

Immediate annuities
Number of policies	12,330	12,530
GAAP annuity reserves	$351,612	349,389

Total annuities
Number of policies	117,780	119,870
GAAP annuity reserves	$7,084,455	7,237,412

(1) Revised to correct for an adjustment related to the understatement of reserve liabilities of $15.0 million. See Note 1.

Impact of Recent Business Environment

The Company's business is generally aided by an economic environment experiencing growth, whether moderate or vibrant, characterized by improving employment data and increases in personal income. Important metrics indicating sustained economic growth over the longer term principally revolve around employment and confidence, both consumer and business sentiment. The outbreak of the coronavirus (COVID-19) that spread rapidly across the globe has severely contracted economic activity and resulted in extended employment furloughs, job loss, and a sizable drop in confidence. Consumer spending fell 7.5% in March marking the most severe monthly decline in the past sixty years. The pandemic is likely to be an unprecedented shock to the U.S. economy which could result in significant negative GDP quarterly measures in the near term. Initial forecasts have projected U.S. GDP declines more than double of that experienced during the Great Recession crisis a dozen years ago. The initial reading of first quarter GDP revealed a contraction of nearly 5%.

The morbidity exposure of COVID-19 to the life insurance industry, while uncertain at this point, is not expected to result in significant excess mortality claims. However, the economic turmoil caused by the pandemic could have a significant impact on life insurers. The biggest near-term risk to life insurance companies is the potential decline in the value of invested assets from elevated downgrades in credit market securities which may ultimately manifest in financial statements through impairment charges. This will show up in balance sheet deterioration, charges to capital, and lower reported earnings.

In recent years, in the attempt to acquire additional investment yield in the low rate environment, life insurers substantially increased allocations to BBB-rated bonds. In a recession, many of these investment grade corporate credits are at risk for downgrades, as well as the potential to default. Risk-based capital (RBC) formulas assess higher required capital charges as investment quality declines. A meaningful shift of BBB-rated debt securities to non-investment grade categories could have significant implications in terms of required capital levels which would depress RBC ratios of impacted insurers. Life insurance companies also have a large exposure to real estate in its investment portfolios through commercial mortgage, direct real estate investment, and mortgage-backed securities. These investments are highly dependent upon occupancy and payment of rent and lease obligations. The quarantine and shelter-at-home lockdown affect the ability to meet these payment obligations.

Life insurance revenues are driven more by renewal premiums than sales. Most state insurance departments have issued directives instructing insurers to allow premium payments to fall into arrears. New life insurance sales face the challenge of having to forego face-to-face consultation with agents and distributors. In addition, full medical underwriting which is a cornerstone of evaluating risk in an insurer making the decision to offer coverage and at what level of coverage will likely be unavailable or difficult to complete as medical test for life insurance applications will not be considered as "essential" in the pandemic environment.

With regard to the credit market, although not probable in the current environment, industry analysts and observers generally agree that a sudden jump in interest rate levels would be harmful to life insurers with interest-sensitive products as it could provide an impetus for abnormal levels of product surrenders and withdrawals at the same time fixed debt securities held by insurers declined in market value. Ultimately, a mix of monetary policy adjustments, fiscal policy, and economic fundamentals will determine the future direction of interest rate movements and the speed of such shifts. It is uncertain at what pace interest rate movements may occur in the future and what impact, if any, such movements would have on the Company's business, results of operations, cash flows, or financial condition.

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

Consolidated Operations

Premiums and other revenues.  The following details Company revenues.

	Three Months Ended March 31,
	2020	2019
	(In thousands)

Universal life and annuity contract charges	$35,306	37,953
Traditional life premiums	23,522	17,583
Net investment income (excluding derivatives)	93,151	109,328
Other revenues	3,653	6,413
Derivative gain (loss)	(106,629)	42,003
Net realized investment gains (losses)	3,485	4,629

Total revenues	$52,488	217,909

Universal life and annuity contract charges - Revenues for universal life and annuity contracts were lower for the first three months in 2020 compared to 2019 with the component sources shown below. Revenues for universal life and annuity products consist of policy charges for the cost of insurance, administration charges, surrender charges assessed against policyholder account balances, and amortization of deferred premium loads less reinsurance premiums, as shown in the following table.

	Three Months Ended March 31,
	2020	2019
	(In thousands)

Contract Revenues:
Cost of insurance and administrative charges	$31,441	31,185
Surrender charges	7,450	8,049
Other charges	833	3,131
Gross contract revenues	39,724	42,365

Reinsurance premiums	(4,418)	(4,412)

Net contract revenues	$35,306	37,953

Cost of insurance charges were $25.0 million in the quarter ended March 31, 2020 compared to $25.8 million in the first quarter of 2019. Cost of insurance charges typically trend with the size of the universal life insurance block in force and the amount of new business issued during the period. The volume of universal life insurance in force at March 31, 2020 declined to $14.1 billion from approximately $14.4 billion at December 31, 2019. Administrative charges pertaining to new business issued increased to $6.4 million for the three months ended March 31, 2020 from $5.4 million for the same period in 2019 reflecting higher sales activity in the current period.

Surrender charges assessed against policyholder account balances upon withdrawal decreased in the first three months of 2020 versus the comparable prior year period. While the Company earns surrender charge income that is assessed upon policy terminations, the Company's overall profitability is enhanced when policies remain in force and additional contract revenues are realized and the Company continues to make an interest rate spread equivalent to the difference it earns on its investments and the amount that it credits to policyholders. In the first three months of 2020, lapse rates on annuity and life insurance policies were higher than the prior year period. Surrender charge income recognized is also dependent upon the duration of policies at the time of surrender (i.e. later duration policy surrenders have lower surrender charges assessed and earlier policy surrenders having a higher surrender charge assessed).

Other charges include the net amortization into income of the premium load on single premium life insurance products which is deferred at the inception of the policy. The amount of income recognized in a period reflects the excess of amortization of prior period deferrals over current period deferrals. As these products have become a substantial portion of domestic life insurance sales, the amortization of accumulated deferrals has surpassed current period premium loads deferred for several years. The decrease in net amortization into revenue in the first quarter of 2020 as compared to 2019 reflects the higher levels of sales achieved of these products in the current period resulting in an increased amount of current premium loads deferred.

Traditional life premiums - Traditional life premiums include the activity of Ozark National. Ozark National's principal product is a non-participating whole life insurance policy with premiums remitted primarily on a monthly basis. The product is sold in tandem with a mutual fund investment product offered through its broker-dealer affiliate, NIS. Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period. A sizable portion of National Western's traditional life business resided in the International Life segment which ceased accepting new applications in 2018. However, National Western's overall life insurance sales focus has historically been primarily centered around universal life products. The addition of Ozark National's business of repetitive paying permanent life insurance adds an important complement to National Western's life insurance sales. Included in the amount for the quarter ended March 31, 2020 is $19.5 million of life insurance renewal premium from Ozark National compared to $13.0 million in the first quarter of 2019. Universal life products, especially National Western's equity indexed universal life products, which offer the opportunity for consumers to acquire life insurance protection and receive credited interest linked in part to an outside market index, have been the more popular product offerings in the Company's markets.

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

	Three Months Ended March 31,
	2020	2019
	(In thousands)

Gross investment income:
Debt and equities	$86,498	103,924
Mortgage loans	2,704	3,352
Policy loans	878	878
Short-term investments	1,134	565
Other invested assets	2,681	1,333

Total investment income	93,895	110,052
Less: investment expenses	744	724

Net investment income (excluding derivatives)	93,151	109,328
Derivative gain (loss)	(106,629)	42,003

Net investment income (loss)	$(13,478)	151,331

For the three months ended March 31, 2020, debt and equity securities generated approximately 93% of total net investment income, excluding derivative gain (loss). The Company's strategy is to invest substantially all of its cash flows in fixed debt securities within its guidelines for credit quality, duration, and diversification. National Western's debt and equity securities investment income continues to experience higher yielding debt securities maturing or being called by borrowers and being replaced with lower yielding securities in the current interest rate environment. Investment yields on new bond purchases during the first three months of 2020 approximated 3.76% as compared to the 4.06% yield achieved during the full year 2019. During the first quarter of 2020, interest rate levels dropped significantly with the ten-year treasury bond falling over 120 basis points. Widening credit spreads along with purchases of slightly longer durations helped to partially offset the decline in rate environment. National Western's weighted average portfolio yield was 3.76% at March 31, 2020 declining from 3.78% at December 31, 2019. Ozark National's weighted average portfolio yield at March 31, 2020 was 3.66%.

With the acquisition of Ozark National and NIS in the first quarter of 2019, a substantial portion of National Western's investable cash resources was applied toward the purchase of the two companies and then subsequently to pay back line of credit borrowings made to fund a part of the acquisition price. Accordingly, new investment activity was limited during this time frame and short-term investment balances were substantially reduced.

Changes in fair values of equity securities are included in net investment income in the Condensed Consolidated Statements of Earnings (Loss). For the quarter ended March 31, 2020, unrealized losses of $6.0 million are netted in net investment income (in the Debt and equities line item in the above table) while unrealized gains of $1.7 million are included in the first quarter of 2019 reflecting the change in fair value of equity securities during each period. The carrying value of the Company's portfolio of equity securities was $16.0 million at March 31, 2020.

The Company's mortgage loan activity in the first quarter of 2020 was impacted by the pandemic crisis and the low interest rate level which subsequently materialized. This environment ultimately led to the management decision to suspend underwriting of new loan applications until clarity regarding the impacts of closing down the economy has upon commercial real estate is available. The portfolio balance increased to $276.1 million at March 31, 2020 from $272.4 million at December 31, 2019 reflecting new loan originations which were in process prior to the pandemic crisis manifesting. During the three months ended March 31, 2020 the Company originated new mortgage loans in the amount of $7.0 million compared to $17.3 million in the comparable period of 2019.

As disclosed in the Notes to Condensed Consolidated Financial Statements, the Company adopted new accounting guidance pertaining to current expected credit losses on financial instruments ("CECL"). The adoption as of January 1, 2020 was reported as a change in accounting with initial balances recorded and charged to retained earnings. Remeasurement as of March 31, 2020 resulted in an increase to the CECL allowance of $3.4 million which is netted against gross investment income. The components of the charge for the allowance increase were $2.7 million for debt securities held to maturity and $0.7 million for mortgage loans which have been netted against gross income in the respective line items in the table shown above.

In order to evaluate underlying profitability and results from ongoing operations, net investment income performance is analyzed excluding derivative gain (loss), which is a common practice in the insurance industry.  Although this is considered a non-GAAP financial measure, Company management believes this financial measure provides useful supplemental information by removing the swings associated with fair value changes in derivative instruments. Net investment income and average invested assets shown below includes cash and cash equivalents. Net investment income performance is summarized as follows:

	Three Months Ended March 31,
	2020	2019
	(In thousands)

Excluding derivatives:
Net investment income (loss)	$93,151	109,328
Average invested assets, at amortized cost	$10,994,435	10,979,822
Annual yield on average invested assets	3.39%	3.98%

Including derivatives:
Net investment income (loss)	$(13,478)	151,331
Average invested assets, at amortized cost	$11,085,397	11,022,664
Annual yield on average invested assets	(0.49)%	5.49%

The decline in average invested asset yield, excluding derivatives, in the first quarter of 2020 is due to the Company continuing to obtain low yields on newly invested cash flows as higher yielding assets mature or are called, the mark-to-market unrealized loss on equity securities, and the increase in the allowance for expected credit losses.

The average yield on bond purchases during the three months ended March 31, 2020 to fund National Western insurance operations was 3.76% representing a 1.94% spread over treasury rates. The weighted average quality of new purchases during the first three months of 2020 was "BBB+" which was slightly higher than the "BBB" average quality of new investments in 2019. The composite duration of purchases during the first quarter of 2020 was slightly longer than that of purchases made in previous years as the Company purchased a higher proportion of investments for its life insurance line of business which has a longer liability duration than that of the annuity line of business. The Company's general investment strategy is to purchase debt securities with maturity dates approximating ten years in the future. Accordingly, an appropriate measure for benchmarking the direction of interest rate levels for the Company's debt security purchases is the ten year treasury bond rate. After ending 2019 at a rate of 1.92%, the daily closing yield of the ten-year treasury bond ranged from a low of 0.50% to a high of roughly 1.90% during the first three months of 2020.

The pattern in average invested asset yield, including derivatives, incorporates increases and decreases in the fair value of index options purchased by National Western to support its fixed-index products. Fair values of the purchased call options recorded a net loss during the first three months of 2020 while recording a gain during the first quarter of 2019, corresponding to the movement in the S&P 500 Index during these periods (the primary index the fixed-index products employ). Refer to the derivatives discussion below for a more detailed explanation.

Other revenues - Other revenues primarily pertain to NIS, the broker-dealer affiliate of Ozark National; the operations of Braker P III ("BP III"), a subsidiary created at the end of 2016 to own and manage a commercial office building BP III acquired; and the Company's two nursing home operations in Reno, Nevada and San Marcos, Texas.

Revenues associated with NIS were $2.4 million and $1.4 million for the three months ended March 31, 2020 and 2019, respectively. Revenues in the first quarter of 2019 were for the period subsequent to its acquisition effective January 31, 2019.

Revenues associated with BP III were $1.2 million and $0.9 million in the first three months of 2020 and 2019, respectively. The increased revenues in 2020 reflect tenant leases that were subsequently entered into. The facility is currently fully leased.

Revenues associated with the nursing operations were $0.0 million and $4.0 million for the three months ended March 31, 2020 and 2019, respectively. The Company closed on the sale of its Reno nursing home operations effective February 1, 2019 and on the sale of its San Marcos nursing home operations effective May 1, 2019. Revenues in the first three months of 2019 include Reno operating revenues for the month of January and net gains from the sale of personal property and equipment of $1.4 million.

Derivative gain (loss) - Index options are derivative financial instruments used to hedge the equity return component of National Western's fixed-index products. Derivative gain or loss includes the amounts realized from the sale or expiration of the options. Since the index options do not meet the requirements for hedge accounting under GAAP, they are marked to fair value on each reporting date and the resulting unrealized gain or loss is reflected as a component of net investment income. As the options hedging the notional amount of policyholder contract obligations are purchased as close as possible to like amounts, the amount of the option returns tends to correlate closely with indexed interest credited.

Gains and losses from index options are substantially due to changes in equity market conditions. Index options are intended to act as hedges to match the returns on the product's underlying reference index and the rise or decline in the index relative to the index level at the time of the option purchase which causes option values to likewise rise or decline. As income from index options fluctuates with the underlying index, the contract interest expense to policyholder accounts for the Company's fixed-index products also fluctuates in a similar manner and direction. For the three months ended March 31, 2020 and 2019, the Company recorded realized and unrealized gains/(losses) from index options as shown below.

	Three Months Ended March 31,
	2020	2019
	(In thousands)

Derivatives:
Unrealized gain (loss)	$(138,127)	61,101
Realized gain (loss)	31,498	(19,098)

Total gain (loss) included in net investment income	$(106,629)	42,003

Total contract interest	$(28,026)	80,916

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

The financial statement investment spread, the difference between investment income and interest credited to contractholders, is subject to variations from option performance during any given period. For example, many of the company's equity-index annuity products provide for the collection of asset management fees. These asset management fees are assessed when returns on expiring options are positive, and they are collected prior to passing any additional returns above the assessed management fees to the policy contractholders. During periods of positive returns, the collected asset management fees serve to increase the financial statement spread by increasing option realized gains reported as investment income in an amount greater than interest credited to policy contractholders which is reported as contract interest expense. Asset management fees collected in the first three months of 2020 and 2019 were approximately $10.2 million and $1.6 million, respectively.

Net realized investment gains (losses) - Realized gains (losses) on investments include proceeds from bond calls, sales and impairment write-downs as well as gains and losses on the sale of real estate property. The net gains reported for the three months ended March 31, 2020 consisted of gross gains of $3.5 million offset by gross losses of $0.0 million. The net gains reported for the three months ended March 31, 2019 consisted of gross gains of $6.9 million offset by gross losses of $2.3 million. Included in gross gains in the first quarter of 2019 is $5.7 million from the sale of land and building associated with the nursing home in Reno, Nevada sold effective February 1, 2019. This was partially offset by a $2.2 million impairment writedown of the building pertaining to the San Marcos, Texas nursing home which was subsequently sold during the second quarter of 2019.

Prior to January 1, 2020 and the adoption of the new accounting guidance on current expected credit losses, the Company recorded impairment write-downs when a decline in value was considered to be other-than-temporary and full recovery of the investment was not expected. Impairments due to credit factors were recorded in the Company's Condensed Consolidated Statements of Earnings (Loss) while non-credit (liquidity) impairment losses were included in Condensed Consolidated Statements of Comprehensive Income (Loss). Under the new accounting guidance, credit loss allowances for available for sale debt securities are recorded following the same process previously applied for impairment accounting. Credit loss allowances are recorded through net investment income in the Condensed Consolidated Statements of Earnings (Loss). Impairment or valuation write-downs recorded in the Company's Condensed Consolidated Statements of Earnings (Loss) for the three months ended March 31, 2020 and 2019 were as follows.

	Three Months Ended March 31,
	2020	2019
	(In thousands)

Impairment or valuation write-downs:
Bonds	$—	—
Equities	—	—
Mortgage loans	—	—
Real estate	—	2,205

Total	$—	2,205

The Company previously recorded an impairment of $2.2 million at March 31, 2019 on the real estate property associated with its nursing home operations in San Marcos, Texas based upon a pending agreement to sell the operations. Closing of the sale occurred May 1, 2019, and resulted in a realized loss of $2.0 million.

Benefits and Expenses.  The following table details benefits and expenses.

	Three Months Ended March 31,
	2020	2019
	(In thousands)

Life and other policy benefits	$33,634	28,189
Amortization of deferred policy acquisition costs and value of business acquired	30,037	32,164
Universal life and annuity contract interest	(28,026)	80,916
Other operating expenses	19,822	26,049

Totals	$55,467	167,318

Life and other policy benefits - Death claim benefits, the largest component of policy benefits, were $15.2 million in the first three months of 2020 compared to $13.7 million for the first three months of 2019. Of the amount included in the three months ended March 31, 2020, $7.5 million was associated with National Western business and $7.7 million pertained to Ozark National. In the first quarter of 2019, these amounts were $8.1 million and $5.6 million for National Western and Ozark National, respectively. Death claim amounts are subject to variation from period to period. For the first three months of 2020, the number of National Western life insurance claims increased 42% from the comparable period in 2019 while the average dollar amount per net claim decreased to $31,000 from approximately $41,000. The increase in number of claims reflects additional claims reported through National Western's periodic search of the Social Security Administration's Master Death Claim database which was conducted in the first quarter of 2020. National Western's overall mortality experience has generally been consistent with or better than its product pricing assumptions. The average net claim for Ozark National during the 2020 period was $15,700. Mortality exposure is managed through reinsurance treaties under which National Western's retained maximum net amount at risk on any one life is capped at $500,000. Ozark National's retained maximum net amount at risk is capped at $200,000 under its reinsurance treaties with limited exceptions related to the conversion of child protection and guaranteed insurability riders. Neither National Western nor Ozark National received claims during the first quarter ended March 31, 2020 in which the reported cause of death was due to the coronavirus (COVID-19).

Life and other policy benefits also includes policy liabilities held associated with the Company's traditional life products, including riders such as the guaranteed minimum withdrawal benefit rider ("WBR"), a popular rider to National Western's equity-indexed annuity products. The increases in these liabilities for National Western were $9.7 million and $9.4 million in the quarters ended March 31, 2020 and 2019, respectively.

Life and other policy benefits in the quarters ended March 31, 2020 and 2019 includes changes in traditional life reserves and miscellaneous benefit payments associated with Ozark National's operations of $8.5 million and $5.1 million, respectively. The amounts for the first quarter of 2019 reflect two months of activity subsequent to the acquisition date of January 31, 2019.

Amortization of deferred policy acquisition costs and value of business acquired - Life insurance companies are required to defer certain expenses that vary with, and are primarily related to, the cost of acquiring new business. The majority of these acquisition expenses consist of commissions paid to agents, underwriting costs, and certain marketing expenses. Recognition of these deferred policy acquisition costs (“DPAC”) as an expense in the Condensed Consolidated Financial Statements occurs over future periods in relation to the expected emergence of profits priced into the products sold. This emergence of profits is based upon assumptions regarding premium payment patterns, mortality, persistency, investment performance, and expense patterns. Companies are required to review universal life and annuity contract assumptions periodically to ascertain whether actual experience has deviated significantly from that assumed. If it is determined that a significant deviation has occurred, the emergence of profits pattern is to be "unlocked" and reset based upon actual experience. DPAC balances are also adjusted each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies compared to anticipated experience (“true-up”) with the adjustment reflected in current period amortization expense. In accordance with GAAP guidance, the Company must also write-off deferred acquisition costs and unearned revenue liabilities upon internal replacement of certain contracts as well as annuitizations of deferred annuities.

The following table identifies the effects of unlocking adjustments on DPAC balances recorded through amortization expense separate from recurring amortization expense components for the three months ended March 31, 2020 and 2019.

Amortization of DPAC	Three Months Ended March 31,
	2020	2019
	(In thousands)

Unlocking adjustments	$—	—
Other amortization components	27,844	30,541

Totals	$27,844	30,541

The amortization amount for the three months ended March 31, 2020 was comprised of DPAC amortization by National Western of $27.6 million and by Ozark National of $0.2 million. Ozark National's deferred policy acquisition cost balance was initiated February 1, 2019 following its acquisition by National Western.

As the DPAC balance is an asset on the Company's Condensed Consolidated Balance Sheets, GAAP provides for an earned interest return on the unamortized balance each period. The earned interest serves to increase the DPAC balance and reduce other amortization component expense. The rate at which the DPAC balance earns interest is the average credited interest rate on the Company's universal life and annuity policies in force, including credited interest on equity-indexed policies. The amount of earned interest on DPAC balances recorded for the three months ended March 31, 2020 and 2019 was $8.2 million and $1.8 million, respectively, decreasing other amortization component expense. The increased interest amount in the first quarter of 2020 reflects higher returns on equity-index products.

The Company is required to evaluate its emergence of profits continually and management believes that the current amortization patterns of deferred policy acquisition costs are reflective of actual experience. It is the Company's practice, absent intervening events or experience, to annually perform any necessary DPAC balance unlockings in the third calendar quarter of each year.

As part of the purchase accounting required with the acquisition of Ozark National effective January 31, 2019, the Company recorded an intangible asset of $145.8 million referred to as the value of business acquired ("VOBA"). VOBA represents the difference between the acquired assets and liabilities of Ozark National measured in accordance with the Company's accounting policies and the fair value of these same assets and liabilities. The VOBA balance sheet amount is amortized following a methodology similar to that used for amortizing deferred policy acquisition costs. In the quarters ended March 31, 2020 and 2019, the Company's VOBA amortization expense was $2.2 million and $1.6 million, respectively. The amount for the first quarter of 2019 reflects two months of amortization subsequent to the acquisition date of January 31, 2019.

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

National Western's approximated average credited rates through the first three months, excluding and including equity-indexed products, were as follows:

	March 31,		March 31,
	2020	2019	2020	2019
	(Excluding fixed-index products)		(Including fixed-index products)

Annuity	1.94%	1.96%	0.22%	2.22%
Interest sensitive life	3.36%	3.37%	(6.66)%	8.46%

Contract interest reported in financial statements also encompasses the performance of the index options associated with the Company's fixed-index products. As previously noted, the market value changes of these derivative features resulted in net realized and unrealized gains/(losses) of $(106.6) million and $42.0 million for the three months ended March 31, 2020 and 2019, respectively. These amounts consisted of realized gains of $31.5 million and unrealized losses of $(138.1) million for the first quarter of 2020, and realized losses of $(19.1) million and unrealized gains of $61.1 million for the comparable 2019 time frame. These returns similarly increased/(decreased) the computed average credited rates for the periods shown above. Policyholders of equity-indexed products cannot receive an interest credit below 0% according to the policy contract terms.

Contract interest expense includes other items which may increase or decrease reported contract interest in a particular reporting period. For the three months ended March 31, 2020 and 2019, these other items include the amounts shown in the table below.

Contract Interest Expense	Three Months Ended March 31,
	2020	2019
	(In thousands)

Reserve changes	$5,739	8,585
Unlocking adjustments	—	—
Asset management fees collected	(10,151)	(1,618)
Projected asset management fees	29,317	(15,656)
Other embedded derivative components	6,124	4,093

Totals	$31,029	(4,596)

Contract interest expense includes reserve changes for immediate annuities, two tier annuities, excess death benefit reserves, excess annuitizations, and amortization of deferred sales inducement balances. These items are offset by policy charges assessed for policies having the withdrawal benefit rider (WBR). As changes in these items collectively impact contract interest expense, financial statement interest spread is also affected. Included in the reserve changes for the first three months of 2020 is an increase of $2.2 million for excess death benefits compared to $4.4 million in the same period for 2019. The lower increase in the first quarter of 2020 reflects an unlocking adjustment made in the third quarter of 2019.

Generally, the impact of the market value change of index options on asset values aligns closely with the movement of the embedded derivative liability held for the Company's fixed-index products such that the net effect upon pretax earnings is negligible (i.e. net realized and unrealized gains/(losses) included in net investment income approximate the change in contract interest associated with the corresponding embedded derivative liability change). However, other aspects of the embedded derivatives can cause deviations to occur between the change in index option asset values included in net investment income and the change in the embedded derivative liability included in contract interest. As noted in the discussion of net investment income, the collection of asset management fees in a period can cause investment income to increase marginally higher than contract interest expense since these collected fees are deducted from indexed interest credited to policyholders. The increase in collected asset management fees for the three months ended March 31, 2020 reflects the level of realized option gains incurred during the period.

Accounting rules require the embedded derivative liability to include a projection of asset management fees estimated to be collected in the succeeding fiscal year. This projection is based upon the most recent performance of the reference equity index. Increases in projected asset management fees collected reduce contract interest expense while decreases in projected asset management fees collected increase contract interest expense. In the three month period ended March 31, 2020 contract interest was increased by $29.3 million for the projected decrease in asset management fees to be collected.

Similar to deferred policy acquisition costs, the Company defers sales inducements in the form of first year credited interest bonuses on annuity products that are directly related to the production of new business. These bonus interest charges are deferred and amortized using the same methodology and assumptions used to amortize other capitalized acquisition costs and the amortization is included in contract interest. In addition, deferred sales inducement balances are also reviewed periodically to ascertain whether actual experience has deviated significantly from that assumed (unlock) and are adjusted to reflect current policy lapse or termination rates, expense levels and credited rates on policies compared to anticipated experience (true-up). These adjustments, plus or minus, are included in contract interest expense. No unlocking adjustments were recorded during the first quarter of 2020 or 2019.

Other operating expenses - Other operating expenses consist of general administrative expenses, licenses and fees, commissions not subject to deferral, nursing home expenses, real estate expenses, brokerage expenses, and compensation costs. These expenses for the three months ended March 31, 2020 and 2019 are summarized in the table that follows.

	Three Months Ended March 31,
	2020	2019
	(In thousands)

General insurance expenses	$10,682	13,108
Nursing home expenses	31	2,574
Compensation expenses	1,699	4,959
Commission expenses	2,935	1,655
Real estate expenses	1,464	1,245
Brokerage expenses (NIS)	1,169	728
Taxes, licenses and fees	1,842	1,780

Totals	$19,822	26,049

In the quarter ended March 31, 2019, general insurance expenses include a $3.3 million broker fee paid in connection with the acquisition of Ozark National and NIS which closed during the first quarter. GAAP precludes this fee from being part of the purchase price for acquiring these businesses. General insurance expenses include software amortization expense associated with National Western's proprietary policy administration system which was phased into production over the past few years as well as other acquired software. Expenses pertaining to these items were $3.0 million and $3.0 million in the first quarter of 2020 and 2019, respectively. This category of expenses also includes employee benefit plan expenses for the various employee health and retirement plans the Company sponsors. Related expenses for the first quarter of 2020 and 2019 were $3.3 million and $1.8 million, respectively.

Nursing home expenses reflect the operations of the Company's two nursing home operations which were sold during 2019. The Reno, Nevada nursing home was sold effective February 1, 2019 while the San Marcos, Texas nursing home sale closed effective May 1, 2019.

Compensation expenses include share-based compensation costs related to outstanding vested and nonvested stock appreciation rights ("SARs"), restricted stock units ("RSUs") and performance share units ("PSUs"). The related share-based compensation costs move in tandem not only with the number of awards outstanding but also with the movement in the market price of the Company's Class A common stock as a result of marking the SARs, RSUs, and PSUs to fair value under the liability method of accounting. Consequently, the related expense amount varies positive or negative in any given period. In the amounts shown above, share-based compensation expense totaled $(6.3) million in the first quarter of 2020 and $(1.5) million in the first quarter of 2019. The negative expense levels reflect a change in the Company's Class A common share price from $290.88 at December 31, 2019 to $172.00 at March 31, 2020, and from $300.70 at December 31, 2018 to $262.47 at March 31, 2019. No performance share awards were granted in the first three months of 2020 and 2019. Ozark National compensation expenses were $0.8 million and $0.4 million in the three months ended March 31, 2020 and 2019, respectively.

Real estate expenses pertain to the commercial building operated by Braker P III. Expense increases in the first quarter of 2020 relative to 2019 reflects the addition of new tenants during the past year.

NIS brokerage expense in the first quarter of 2020 reflects three months of activity as compared to two months in the first quarter of 2019, subsequent to the acquisition of NIS effective January 31, 2019.

Federal Income Taxes. Federal income taxes on earnings from operations reflect an effective tax rate of 30.8% for the three months ended March 31, 2020 compared to 20.5% for the three months ended March 31, 2019. The Federal corporate tax rate decreased to 21% effective in 2018 under the Tax Cuts and Jobs Act ("Tax Act") passed in December 2017. The Company's effective tax rate is typically lower than the Federal statutory rate due to tax-exempt investment income related to municipal securities and dividends-received deductions on income from stocks, absent other permanent tax items.

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

Segment Operations

Summary of Segment Earnings

A summary of segment earnings/(losses) for the three months ended March 31, 2020 and 2019 is provided below. The segment earnings/(losses) exclude realized gains and losses on investments, net of taxes.

	Domestic Life Insurance	International Life Insurance	Annuities	Acquired Businesses	All Others	Totals
	(In thousands)

Segment earnings (losses):
Three months ended:
March 31, 2020	$634	9,475	(17,976)	4,887	(1,835)	(4,815)
March 31, 2019	$1,127	11,180	17,015	2,963	4,256	36,541

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below.

	Three Months Ended March 31,
	2020	2019
	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$11,228	10,804
Net investment income (loss)	(19,383)	23,499
Other revenues	29	44

Total premiums and other revenues	(8,126)	34,347

Benefits and expenses:
Life and other policy benefits	5,877	3,922
Amortization of deferred policy acquisition costs and value of business acquired	2,573	3,410
Universal life insurance contract interest	(21,693)	21,441
Other operating expenses	4,295	4,123

Total benefits and expenses	(8,948)	32,896

Segment earnings (loss) before Federal income taxes	822	1,451
Provision (benefit) for Federal income taxes	188	324

Segment earnings (loss)	$634	1,127

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

	Three Months Ended March 31,
	2020	2019
	(In thousands)

Universal life insurance revenues	$12,605	12,143
Traditional life insurance premiums	1,278	1,332
Reinsurance premiums	(2,655)	(2,671)

Totals	$11,228	10,804

National Western's domestic life insurance in force, in terms of policy count, has been declining for some time. The pace of new policies issued has lagged the number of policies terminated from death or surrender causing a declining level of insurance in force from which contract revenue is received. Consequently, the number of domestic life insurance policies in force has declined from 49,000 at December 31, 2018 to 47,900 at December 31, 2019, and to 47,400 at March 31, 2020. Policy lapse rates in the first three months of 2020 approximated 8.4% compared to 6.2% and 6.5% in 2019 and 2018, respectively. The higher lapse rate in the first quarter of 2020 is indicative of the pandemic induced economic crisis which has caused consumers to access available sources of liquidity.

Universal life insurance revenues are also generated with the issuance of new business based upon amounts per application and percentages of the face amount (volume) of insurance issued. The number of domestic life policies issued in the first three months of 2020 was 16% higher than in the comparable period for 2019 and the volume of insurance issued was 26% greater than that in 2019.

Universal life insurance revenues also include surrender charge income realized on terminating policies and, in the case of domestic universal life, amortization into income of the premium load on single premium policies which is deferred. The net premium load amortization was $0.8 million and $3.1 million in the three months ended March 31, 2020 and 2019, respectively. The lower net amortization amount in the first quarter of 2020 is due to higher premium loads being currently deferred as a result of increased sales activity of single premium products.

Premiums collected on universal life products are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings (Loss) in accordance with GAAP.  Actual domestic universal life premiums collected are detailed below.

	Three Months Ended March 31,
	2020	2019
	(In thousands)

Universal life insurance:
First year and single premiums	$47,671	35,328
Renewal premiums	4,338	4,533

Totals	$52,009	39,861

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

A detail of net investment income (loss) for domestic life insurance operations is provided below.

	Three Months Ended March 31,
	2020	2019
	(In thousands)

Net investment income (loss) (excluding derivatives)	$10,907	10,593
Derivative gain (loss)	(30,290)	12,906

Net investment income (loss)	$(19,383)	23,499

As seen in the above table, reported net investment income (loss) includes the gains and losses on index options purchased to back the index crediting mechanism on fixed-index universal products. The gain or loss on index options follows the movement of the S&P 500 Index (the primary index for the Company's fixed-index products) with realized gains or losses being recognized on the anniversary of each index option based upon the S&P 500 Index level at expiration date relative to the index level at the time the index option was purchased, and unrealized gains and losses being recorded for index options outstanding based upon the S&P 500 Index at the balance sheet reporting date as compared to the index level at the time each respective option was purchased.

Life and policy benefits for a smaller block of business are subject to variation from period to period. Claim count activity during the first three months of 2020 increased 47% compared to the first three months of 2019 while the average net claim amount (after reinsurance) decreased to $24,300 from $30,500. The increased amount of claims is the result of the Company performing a search during the 1st quarter of 2020 of the Social Security Administration's Master Death data base for unreported death claims. The low face amount per claim relative to current issued amounts of insurance per policy reflects the older block of domestic life insurance policies sold which were final expense type products (i.e. purchased to cover funeral costs). Claims on these older blocks of the policies are those most susceptible to not being reported timely to the Company. GAAP reporting requires that claims be recorded net of any cash value amounts that have been accumulated in the policies. The Company's overall mortality experience for this segment has been consistent with pricing assumptions.

As noted previously in the discussion of Results of Operations, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience with the adjustment reflected in current period amortization expense. To the extent required, unlocking adjustments may also be recorded to DPAC balances. The following table identifies the effects of unlocking adjustments on domestic life insurance DPAC balances recorded through amortization expense separate from recurring amortization expense components for the three months ended March 31, 2020 and 2019.

Amortization of DPAC	Three Months Ended March 31,
	2020	2019
	(In thousands)

Unlocking adjustments	$—	—
Other amortization components	2,573	3,410

Totals	$2,573	3,410

In the Consolidated Operations discussion of amortization of deferred acquisition costs it was noted that interest earned on DPAC balances serves to offset (decrease) amortization expense and that the interest rate used is the crediting rate experience during the period. The decrease in amortization expense in 2020 relative to 2019 reflects higher interest earned on universal life DPAC balances due to increased crediting rates resulting from greater realized gains from index options.

Contract interest expense includes the fluctuations that are the result of the effect upon the embedded derivative for the performance of underlying equity indices associated with fixed-index universal life products. For liability purposes, the embedded option in the Company's policyholder obligations for this feature is bifurcated and reserved for separately. Accordingly, the impact for the embedded derivative component in the equity-index universal life product is reflected in contract interest expense for approximately the same amounts as in net investment income for each respective period.

International Life Insurance Operations

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below.

	Three Months Ended March 31,
	2020	2019
	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$22,867	26,063
Net investment income (loss)	(9,000)	14,017
Other revenues	54	21

Total revenues	13,921	40,101

Benefits and expenses:
Life and other policy benefits	3,331	2,162
Amortization of deferred policy acquisition costs and value of business acquired	6,052	7,294
Universal life insurance and annuity contract interest	(10,837)	11,993
Other operating expenses	3,096	4,264

Total benefits and expenses	1,642	25,713

Segment earnings (losses) before Federal income taxes	12,279	14,388
Provision (benefit) for Federal income taxes	2,804	3,208

Segment earnings (loss)	$9,475	11,180

As with domestic life operations, revenues from the international life insurance segment include both premiums on traditional type products and contract revenues from universal life insurance. A comparative detail of premiums and contract revenues is provided below.

	Three Months Ended March 31,
	2020	2019
	(In thousands)

Universal life insurance revenues	$22,469	25,355
Traditional life insurance premiums	2,161	2,450
Reinsurance premiums	(1,763)	(1,742)

Totals	$22,867	26,063

Universal life revenues and operating earnings are largely generated from the amount of life insurance in force. The volume of in force for this segment, primarily universal life, has contracted from $15.4 billion at December 31, 2018 to $13.7 billion at December 31, 2019 and to $13.3 billion at March 31, 2020. The decline in volume of in force reflects the decision at the end of 2015 to begin disengaging from issuing policies to residents of certain countries. During 2018, the Company made the decision to cease accepting international policy applications from residents of all remaining countries.

Universal life insurance revenues are also generated with the issuance of new business based upon amounts per application and percentages of the face amount (volume) of insurance issued. As noted, the Company terminated this revenue source in 2018.

A third component of international universal life revenues include surrender charges assessed upon surrender of contracts by policyholders. In 2015, termination activity levels increased in conjunction with the Company's decision to cease accepting application from residents in Brazil and certain other countries resulting in additional surrender charge fee revenues. This activity continued into 2016 and 2017 but subsided somewhat in 2018. While the termination rate has subsequently edged higher, the resulting additional surrender charge fee revenue has been less due to lower surrender charge fees assessed later in the contract term according to the policy contract provisions. The following table illustrates National Western's recent international life termination experience.

	Amount in $'s	Annualized Termination Rate
	(millions)

Volume In Force Terminations
Three months ended March 31, 2020	390.7	11.4%
Year ended December 31, 2019	1,671.5	10.9%
Year ended December 31, 2018	1,706.3	10.0%
Year ended December 31, 2017	2,309.7	12.2%
Year ended December 31, 2016	2,340.6	11.6%
Year ended December 31, 2015	2,659.1	12.3%

As noted previously, premiums collected on universal life products are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings (Loss) in accordance with GAAP. Actual international universal life premiums collected are detailed below.

	Three Months Ended March 31,
	2020	2019
	(In thousands)

Universal life insurance:
First year and single premiums	$2	587
Renewal premiums	14,578	16,872

Totals	$14,580	17,459

National Western's most popular international products were its fixed-index universal life products in which the policyholder could elect to have the interest rate credited to their policy account values linked in part to the performance of an outside equity index. These products issued were not generally available in the local markets when sold. Included in the totals in the above table are collected premiums for fixed-index universal life products of approximately $8.6 million and $10.8 million for the first three months of 2020 and 2019, respectively. The declining trend in renewal premiums during these periods corresponds with the decline in policies in force due to no new sales activity and increased termination activity as discussed above.

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

	Three Months Ended March 31,
	2020	2019
	(In thousands)

Net investment income (loss) (excluding derivatives)	$6,811	7,984
Derivative gain (loss)	(15,811)	6,033

Net investment income (loss)	$(9,000)	14,017

The gain or loss on index options follows the movement of the reference indice with realized gains or losses being recognized on the anniversary of each index option based upon the reference indice level at expiration date relative to the index level at the time the index option was purchased. Unrealized gains and losses are recorded for index options outstanding based upon their fair values, largely determined by the reference indice level, at the balance sheet reporting date as compared to the original purchase cost of each respective option.

Life and policy benefits primarily consist of death claims on policies. National Western's clientèle for international products are generally wealthy individuals with access to U.S. dollars and quality medical care. Consequently, the amounts of coverage purchased historically tended to be larger amounts. Life and policy benefit expense for the international life segment reflects the larger policies historically purchased, however mortality due to natural causes is comparable to that in the United States. The Company's maximum risk exposure per insured life is capped at $500,000 through reinsurance. The average international life net claim amount (after reinsurance) in the first three months of 2020 decreased to $126,800 from $138,200 in the first three months of 2019 while the number of claims incurred declined 6%. Measured over a period of years, the Company's international life mortality experience has generally been better than pricing assumptions.

The Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels, and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking adjustments on international life insurance DPAC balances recorded through amortization expense separate from recurring amortization expense components for the three months ended March 31, 2020 and 2019.

Amortization of DPAC	Three Months Ended March 31,
	2020	2019
	(In thousands)

Unlocking adjustments	$—	—
Other amortization components	6,052	7,294

Totals	$6,052	7,294

Contract interest expense includes fluctuations that are the result of the effect upon the embedded derivative for the performance of underlying equity indices associated with fixed-index universal life products. For liability purposes, the embedded option in the Company's policyholder obligations for this feature is bifurcated and reserved for separately. Accordingly, the impact of the embedded derivative component in the equity-index universal life product is reflected in the contract interest expense for approximately the same amounts as the purchased call options are reported in net investment income for each respective period. Amounts realized on purchase call options generally approximate the amounts credited to policyholders.

Operating expenses are allocated to lines of business based upon a functional cost analysis of the business activity giving rise to incurred expenses. As a result of the Company's decision to cease accepting applications from residents of other countries in 2018, a greater proportion of the Company's overall expenses have been allocated to the Domestic Life segment and away from the International Life and Annuity segments due to the decreased activity in the latter two segments.

Annuity Operations

A comparative analysis of results of operations for National Western's annuity segment is detailed below.

	Three Months Ended March 31,
	2020	2019
	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$4,650	4,868
Net investment income	10,632	103,154
Other revenues	4	8

Total revenues	15,286	108,030

Benefits and expenses:
Life and other policy benefits	8,189	11,430
Amortization of deferred policy acquisition costs	19,021	19,712
Annuity contract interest	4,504	47,482
Other operating expenses	6,867	7,508

Total benefits and expenses	38,581	86,132

Segment earnings (loss) before Federal income taxes	(23,295)	21,898
Provision (benefit) for Federal income taxes	(5,319)	4,883

Segment earnings (loss)	$(17,976)	17,015

Premiums and contract charges primarily consist of surrender charge income recognized on terminated policies. The amount of the surrender charge income recognized is determined by the volume of surrendered contracts as well as the duration of each contract at the time of surrender given the pattern of declining surrender charge rates over time that is common to most annuity contracts. The Company's lapse rate for annuity contracts in the first three months of 2020 was 9.5% which was higher compared to the 7.7% rate during the same period in 2019. In the first quarter of 2020, an outcome of the COVID-19 pandemic crisis was a movement of consumers toward fortifying liquidity positions. This manifested in greater withdrawal and surrender activity. In addition, annuity contracts with fixed interest rates are more prone to terminate during periods of increases in secular interest rate levels and as contracts approach the end of their surrender charge period.

Deposits collected on annuity contracts are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings (Loss) in accordance with GAAP. Actual annuity deposits collected for the three months ended March 31, 2020 and 2019 are detailed below.

	Three Months Ended March 31,
	2020	2019
	(In thousands)

Fixed-index annuities	$76,268	61,450
Other deferred annuities	1,688	3,600
Immediate annuities	4,577	968

Totals	$82,533	66,018

Fixed-index products are more attractive for consumers when interest rate levels remain low and equity markets produce positive returns. Since National Western does not offer variable products or mutual funds, fixed-index products provide an important alternative to the Company's existing fixed interest rate annuity products. Fixed-index annuity deposits as a percentage of total annuity deposits were 92% and 93% for the three months ended March 31, 2020 and 2019, respectively. The percentage of fixed-index products to total annuity sales reflects the low interest rate environment and what had been a long run bull market in equities.

Some of the Company's deferred products, including fixed-index annuity products, contain a first year interest bonus ranging from 1% to 7% depending upon the product, in addition to the base first year interest rate. Other products include a premium bonus ranging from 2% to 10% which is credited to the account balance when premiums are applied. These sales inducements are deferred in conjunction with other capitalized policy acquisition costs. The amounts deferred to be amortized over future periods amounted to approximately $1.5 million and $0.9 million during the first three months of 2020 and 2019, respectively. Amortization of deferred sales inducements is included as a component of annuity contract interest as described later in this discussion of Annuity Operations.

A detail of net investment income for annuity operations is provided below.

	Three Months Ended March 31,
	2020	2019
	(In thousands)

Net investment income (excluding derivatives)	$71,160	80,090
Derivative gain (loss)	(60,528)	23,064

Net investment income	$10,632	103,154

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

Consistent with the domestic and international life segments, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking adjustments on annuity DPAC balances recorded through amortization expense separate from recurring amortization expense components for the three months ended March 31, 2020 and 2019.

Amortization of DPAC	Three Months Ended March 31,
	2020	2019
	(In thousands)

Unlocking adjustments	$—	—
Other amortization components	19,021	19,712

Totals	$19,021	19,712

Amortization of DPAC balances is proportional to estimated expected gross profits ("EGPs") for a line of business. The EGPs of the block of annuity policies that are not fixed-index have been steadily decreasing with the declining amount of policies in force, as well as DPAC unlocking in recent years for unfavorable experience. In addition, experience which deviates from the EGPs assumed can similarly increase or decrease the amortization of DPAC. The increase in collected asset management fees collected in the first quarter of 2020 served to increase EGPs for the fixed-index block of annuity policies which served to increase DPAC amortization during the period.

Annuity contract interest includes the equity component return associated with the call options purchased to hedge National Western's fixed-index annuities. The detail of fixed-index annuity contract interest as compared to contract interest for all other annuities is as follows:

	Three Months Ended March 31,
	2020	2019
	(In thousands)

Fixed-index annuities	$(12,997)	28,539
All other annuities	14,141	14,838

Gross contract interest	1,144	43,377
Bonus interest deferred and capitalized	(1,507)	(863)
Bonus interest amortization	4,867	4,968

Total contract interest	$4,504	47,482

The fluctuation in reported contract interest amounts for fixed-index annuities is driven by sales levels, the level of the business in force and the effect of positive or negative market returns of option values on projected interest credits. As noted in the net investment income discussion, the amounts shown for contract interest for fixed-index annuities generally align with the derivative gains/(losses) included in net investment income as due to the market change of index options aligning closely with the movement of the embedded derivative liability held for these products.

As noted in the discussion in the Consolidated Operations section, collection of asset management fees on positive returns of expiring options subtracted from contract interest credited to policyholders. This offset serves to lessen the increase in contract interest expense relative to the option gains reported in the Company's net investment income. Asset management fees collected during the three months ended March 31, 2020 were $10.2 million compared to $1.6 million in the corresponding period of 2019.

As previously noted, accounting rules require the embedded derivative liability to include a projection of asset management fees estimated to be collected in the succeeding fiscal year as an offset to projected policyholder interest credits. The projections are based upon the recent performance of options as of balance sheet reporting dates. The change in this projection, plus or minus, is included in contract interest for the period being reported on. In the three month periods ended March 31,2020 and 2019, contract interest was increased $29.3 million and decreased $15.7 million, respectively, for these projection changes. The increase to contract interest expense reflects lower estimated asset management fees to be collected while the decrease to contract interest expense represents an increase to the amount of asset management fees estimated to be collected. The Annuity segment contains the products which charge asset management fees.

Annuity contract interest includes true-up adjustments for the deferred sales inducement balance which are done each period similar to that done with respect to DPAC balances with the adjustment reflected in current period contract interest expense. To the extent required, the Company may also record unlocking adjustments to deferred sales inducement balances in conjunction with DPAC balance unlockings. The Company had no unlocking adjustments in the first quarters of 2020 and 2019.

Acquired Businesses

Effective January 31, 2019, Ozark National and NIS were acquired and their results included in the Condensed Consolidated Financial Statements of the Company. Ozark National and NIS have been combined into a separate segment "Acquired Businesses" given their inter-related marketing and sales approach which consists of a coordinated sale of a non-participating whole life insurance product (Ozark National) and a mutual fund investment product (NIS). An analysis of results of operations for the Company's acquired businesses segment is detailed below. The results for the quarter ended March 31, 2019 include the two months of activity subsequent to the acquisition date.

	Three Months Ended March 31,
	2020	2019
	(In thousands)

Premiums and contract revenues:
Premiums and contract charges	$20,083	13,801
Net investment income	6,301	3,976
Other revenues	2,422	1,441

Total revenues	28,806	19,218

Benefits and expenses:
Life and other policy benefits	16,237	10,675
Amortization of deferred policy acquisition costs and value of business acquired	2,391	1,748
Other operating expenses	4,069	3,085

Total benefits and expenses	22,697	15,508

Segment earnings (loss) before Federal income taxes	6,109	3,710
Provision (benefit) for Federal income taxes	1,222	747

Segment earnings (loss)	$4,887	2,963

Revenues from acquired businesses principally include life insurance premiums on traditional type products. Unlike universal life, revenues from traditional products are simply life premiums recognized as income over the premium-paying period of the related policies. The detail of premiums is provided below.

	Three Months Ended March 31,
	2020	2019
	(In thousands)

Traditional life insurance premiums	$20,682	13,767
Other insurance premiums and considerations	118	83
Reinsurance premiums	(717)	(49)

Totals	$20,083	13,801

Ozark National's traditional life block of business at March 31, 2020 included approximately 182,200 policies in force representing nearly $6.2 billion of life insurance coverage. The repetitive pay nature of Ozark National's business promotes a higher level of persistency with an annualized lapse rate of 4.6% through March 31, 2020 matching the rate experienced in 2019.  Traditional life premiums by first year and renewal are detailed below.

	Three Months Ended March 31,
	2020	2019
	(In thousands)

Traditional life insurance premiums:
First year premiums	$1,215	793
Renewal premiums	19,467	12,974

Totals	$20,682	13,767

Other revenues consists primarily of brokerage revenue of NIS. Brokerage revenues of $2.4 million and $1.4 million for the three months ended March 31, 2020 and 2019, respectively had associated brokerage expense of $1.2 million and $0.7 million which is included in Other operating expenses.

The average face value of Ozark National's policies in force at March 31, 2020 was approximately $34,000. Consequently, life and policy benefits for smaller face amounts are subject to variation from quarter to quarter. Incurred net death claims, after reinsurance, for the first three months of 2020 were $7.7 million representing an average net claim of $15,700. Incurred net death claims in the quarter ended March 31, 2019 were $5.5 million representing a net average claim of $14,800. Ozark National's maximum retention on any single insured life is $200,000 with limited exceptions related to the conversion of child protection and guaranteed insurability riders. The balance of life and policy benefits during the quarters ended March 31, 2020 and 2019 consisted of increases in insurance reserves and payments of other policy benefits.

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

Subsequent to its acquisition effective January 31, 2019, Ozark National began deferring policy acquisition costs and amortizing these deferrals similar to the methodology employed by National Western. The following table identifies the amortization expense of Ozark National's DPAC and VOBA for the three months ended March 31, 2020 and 2019.

Amortization of DPAC and VOBA	Three Months Ended March 31,
	2020	2019
	(In thousands)

Unlocking	$—	—
VOBA amortization expense	2,193	1,623
DPAC amortization expense	198	125

Totals	$2,391	1,748

Other Operations

The Company's primary business encompasses its domestic and international life insurance operations, its annuity operations, and its acquired businesses. However, the Company also has real estate and other investment operations through its wholly owned subsidiaries, and owned nursing operations through early part of 2019.

Pre-tax operating amounts include the results of BP III, the entity owning and operating the Company's home office facility in Austin, Texas. BP III incurred pre-tax losses of $(0.3) million and $(0.4) million for the three months ended March 31, 2020 and 2019, respectively. National Western maintains its home office in this facility leasing approximately 40% of the space available. The lease payments made by National Western to BP III have been eliminated in consolidation.

Nursing home operations generated $(0.1) million and $1.4 million of pre-tax operating earnings in the first three months of 2020 and 2019, respectively. As discussed in the Consolidated Operations section, the Company closed on the sale of its Reno, Nevada nursing home operations effective February 1, 2019, and on the sale of its San Marcos, Texas nursing home operations effective May 1, 2019. Pre-tax operating earnings in the first three months of 2019 include Reno operating results for the month of January and net gains from the sale of personal property and equipment of $1.4 million.

The remaining pre-tax earnings (loss) of $(2.0) million and $3.4 million in Other Operations during the three-month periods includes investment income from real estate, municipal bonds, and common and preferred equities held in subsidiary company portfolios principally for tax-advantage purposes. One of these subsidiaries holds a modest portfolio of equity securities whose fair value changes are recorded in net investment income. In the quarters ended March 31, 2020 and 2019, the market value changes for these securities were $(6.0) million and $1.7 million, respectively. Pretax earnings in the first quarter of 2019 also include expenses of $3.3 million related to the purchase of Ozark National and NIS which were not eligible for inclusion in the purchase price.

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

	March 31, 2020		December 31, 2019
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Debt securities	$10,164,301	95.7	$10,463,190	94.7
Mortgage loans	276,083	2.6	272,422	2.5
Policy loans	78,036	0.7	80,008	0.7
Derivatives, index options	24,335	0.2	157,588	1.4
Real estate	34,443	0.3	34,588	0.3
Equity securities	15,984	0.2	23,594	0.2
Other	31,709	0.3	27,502	0.2

Totals	$10,624,891	100.0	$11,058,892	100.0

Invested assets at March 31, 2020 include Ozark National and NIS amounts as follows: Debt securities of $712.7 million; Policy loans of $26.7 million; and Real estate of $4.6 million. These invested asset amounts at December 31, 2019 were: Debt securities of $722.9 million; Policy loans of $27.1 million; and Real Estate of $4.6 million.

Debt Securities

The Company maintains a diversified portfolio which consists mostly of corporate, mortgage-backed, and public utility fixed income securities. Investments in mortgage-backed securities primarily include U.S. Government agency pass-through securities and collateralized mortgage obligations ("CMO"). The Company's investment guidelines prescribe limitations by type of security as a percent of the total investment portfolio and all holdings were within these threshold limits. As of March 31, 2020 and December 31, 2019, the Company's debt securities portfolio consisted of the following classes of securities:

	March 31, 2020		December 31, 2019
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Corporate	$7,446,057	73.3	$7,668,483	73.3
Residential mortgage-backed securities	1,051,281	10.3	1,080,674	10.3
Public utilities	956,821	9.4	959,815	9.2
State and political subdivisions	514,134	5.1	533,962	5.1
U.S. agencies	89,902	0.9	100,910	1.0
Asset-backed securities	61,677	0.6	71,260	0.7
Commercial mortgage-backed	29,365	0.3	32,974	0.3
Foreign governments	11,277	0.1	11,330	0.1
U.S. Treasury	3,787	—	3,782	—

Totals	$10,164,301	100.0	$10,463,190	100.0

The Company holds minimal levels of U.S. Treasury securities due to their low yields and deposits most of these holdings with various state insurance departments in order to meet security deposit on hand requirements in these jurisdictions.

The Company has deemphasized mortgage-backed securities for a number of years given the low interest rate environment and the lack of incremental yield relative to other classes of debt securities. Rating agencies generally view mortgage-backed securities as having additional risk for insurers holding interest sensitive liabilities given the potential for asset/liability disintermediation. Consequently, the Company holds predominantly agency mortgage-backed securities. Because mortgage-backed securities are subject to prepayment and extension risk, the Company has substantially reduced these risks by investing in collateralized mortgage obligations ("CMO"), which have more predictable cash flow patterns than pass-through securities. These securities, known as planned amortization class I ("PAC I"), very accurately defined maturity ("VADM"), and sequential tranches, are designed to amortize in a more predictable manner than other CMO classes or pass-throughs. The Company does not purchase tranches, such as PAC II and support tranches, that subject the portfolio to greater than average prepayment risk. Using this strategy, the Company can more effectively manage and reduce prepayment and extension risks, thereby helping to maintain the appropriate matching of the Company's assets and liabilities.

The majority of the Company's investable cash flows are directed toward the purchase of long-term debt securities. The Company's investment policy calls for investing in debt securities that are investment grade, meet quality and yield objectives, and provide adequate liquidity for obligations to policyholders. Particular attention is paid to avoiding concentration in any one industry classification or in large singular credit exposures. Debt securities with intermediate maturities are targeted by the Company as they more closely match the intermediate nature of the Company's policy liabilities and provide an appropriate strategy for managing cash flows. Long-term debt securities purchased to fund National Western insurance company operations are summarized below.

	Three Months Ended March 31,	Year Ended December 31,
	2020	2019
	($ In thousands)

Cost of acquisitions	$132,281	$299,442
Average credit quality	BBB+	BBB
Effective annual yield	3.76%	4.06%
Spread to treasuries	1.94%	1.79%
Effective duration	12.5 years	12.0 years

Beginning in 2019, the Company began purchasing a greater proportion of longer maturity debt securities to match the increased duration of its growing life insurance policy liabilities. Purchases in prior periods were concentrated in effective durations between eight and nine years.

In addition to diversification, an important aspect of the Company's investment approach is managing the credit quality of its investment in debt securities. Thorough credit analysis is performed on potential corporate investments including examination of a company's credit and industry outlook, financial ratios and trends, and event risks. This emphasis is reflected in the high average credit rating of the Company's debt securities portfolio with 98.1%, as of March 31, 2020, held in investment grade securities. In the table below, investments in debt securities are classified according to credit ratings by nationally recognized statistical rating organizations.

	March 31, 2020		December 31, 2019
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

AAA	$115,439	1.1	$113,875	1.1
AA	2,003,535	19.7	2,112,238	20.2
A	3,125,540	30.8	3,347,199	32.0
BBB	4,724,019	46.5	4,806,181	45.9
BB and other below investment grade	195,768	1.9	83,697	0.8

Totals	$10,164,301	100.0	$10,463,190	100.0

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

	Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	% of Invested Assets
	(In thousands, except percentages)

March 31, 2020	$223,573	195,768	177,940	1.8%

December 31, 2019	$85,493	83,697	84,516	0.8%
The Company's percentage of below investment grade securities as of March 31, 2020 compared with the percentage at December 31, 2019 increased due to net downgrades of several credit issuers, most notably in the oil and gas/energy sector as well as certain retail industry issuers. These industries in particular were affected by the economic slowdown invoked by the global pandemic crisis. The Company's holdings of below investment grade securities are relatively small and as a percentage of total invested assets remain low compared to industry averages.

Holdings in below investment grade securities as of March 31, 2020 are summarized below by category, including their comparable fair value as of December 31, 2019. The Company continually monitors developments in these industries for issues that may affect security valuation.

	Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	Fair Value
Industry Category	March 31, 2020	March 31, 2020	March 31, 2020	December 31, 2019
	(In thousands)

Retail	$21,955	15,243	15,243	22,133
Asset-backed securities	3,343	3,355	3,360	3,473
Residential mortgage-backed	768	577	577	659
Oil & gas	83,037	65,688	47,908	62,553
Manufacturing	102,916	99,649	99,283	103,556
Other	11,867	11,569	11,569	12,219

Total before Allowance for credit losses	223,886	196,081	177,940	204,593

Allowance for credit losses	(313)	(313)	—	—

Totals	$223,573	195,768	177,940	204,593

The Company closely monitors its below investment grade holdings by reviewing investment performance indicators, including information such as issuer operating performance, debt ratings, analyst reports and other economic factors that may affect these specific investments. As a result of the investment downgrades which occurred in the first quarter of 2020 due to the economic stresses caused by the COVID-19 pandemic, additional analyses were performed of the individual credits whose market values were most significantly impacted. While additional losses are not currently anticipated, based on the existing status and condition of these securities, continued credit deterioration of some securities or the markets in general is possible, which may result in future write-downs.

Generally accepted accounting principles through the end of 2019 required that investments in debt securities be written down to fair value when declines in value were judged to be other-than-temporary.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price methodology). Refer to Note 10, Fair Values of Financial Instruments, of the accompanying Condensed Consolidated Financial Statements for further discussion.

The Company recorded no other-than-temporary impairment credit related write-downs in the quarter ended March 31, 2019. Under this prior GAAP guidance pertaining to the recognition and accounting for other-than-temporary impairments due to credit loss versus non-credit loss, the Company recognized a cumulative total of $8.5 million of other-than-temporary impairments of which $8.5 million was deemed credit related and recognized as realized investment losses in earnings, and $0.0 million, net of amortization, which was deemed a non-credit related impairment and recognized in other comprehensive income.

As disclosed in Note (2) New Accounting Pronouncements in the Notes to Condensed Consolidated Financial Statements, the Company adopted new accounting guidance effective January 1, 2020 for credit loss recognition of certain financial assets, including debt securities classified in the "held to maturity" category. The Company employed a cohort cumulative loss rate method in estimating current expected credit losses with respect to its held to maturity debt securities as of January 1, 2020 and March 31, 2020. This method applies publicly available industry wide statistics of default incidence by defined segmentations of debt security investments combined with future assumptions regarding economic conditions (i.e. GDP forecasts) both in the near term and the long term. The following table presents the allowance for credit losses for the periods shown.

Three Months Ended March 31,
2020
(In thousands)

Debt Securities Allowance for Credit Allowances:
Balance, beginning of the period	$—
Provision at January 1, 2020 for adoption of new accounting guidance	3,334
Provision during the period	2,705
Releases	—

Balance, end of period	$6,039

The Company is required to classify its investments in debt securities into one of three categories: (a) trading securities; (b) securities available for sale; or (c) securities held to maturity. The Company purchases securities with the intent to hold to maturity and accordingly does not maintain a portfolio of trading securities. Of the remaining two categories, available for sale and held to maturity, the Company makes a determination on categorization based on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. As shown in the table below at March 31, 2020, 30.7% of the Company's total debt securities, based on fair values, were classified as securities available for sale. These holdings in available for sale provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.

	March 31, 2020
	Fair Value	Amortized Cost	Allowance for Credit Losses	Unrealized Gains (Losses)
	(In thousands)

Debt securities held to maturity	$7,175,648	6,996,080	(6,039)	185,607
Debt securities available for sale	3,174,260	3,206,357	—	(32,097)

Totals	$10,349,908	10,202,437	(6,039)	153,510

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

The Company targets a minimum specified yield on mortgage loan investments determined by reference to currently available debt security instrument yields plus a desired amount of incremental basis points. During the past several years, the low interest rate environment, along with a competitive marketplace, resulted in fewer loan opportunities being available that met the Company's required rate of return. Mortgage loans originated by the Company totaled $121.4 million for the year ended December 31, 2019 but were $7.0 million for the three months ended March 31, 2020 reflecting the Company's increased underwriting of mortgage loan credits. Principal repayments on mortgage loans for the three months ended March 31, 2020 were $2.1 million.

Loans in foreclosure, loans considered impaired, or loans past due 90 days or more are placed on a non-accrual status.  If a mortgage loan is determined to be on non-accrual status, the mortgage loan does not accrue any revenue into the Condensed Consolidated Statements of Earnings (Loss).  The loan is independently monitored and evaluated as to potential impairment or foreclosure.  If delinquent payments are made and the loan is brought current, then the Company returns the loan to active status and accrues income accordingly.  The Company currently has no loans past due 90 days which are accruing interest.

The Company held net investments in mortgage loans, after allowances for possible losses, totaling $276.1 million and $272.4 million at March 31, 2020 and December 31, 2019, respectively.  The diversification of the portfolio by geographic region and by property type was as follows:

	March 31, 2020		December 31, 2019
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Geographic Region:
West South Central	$196,859	70.8	$191,089	70.0
South Atlantic	35,416	12.7	35,698	13.1
East North Central	16,851	6.1	17,248	6.3
West North Central	12,442	4.5	12,505	4.6
East South Central	7,977	2.9	8,063	2.9
Pacific	6,385	2.3	6,436	2.4
Middle Atlantic	2,038	0.7	2,058	0.7
Gross balance	277,968	100.0	273,097	100.0

Allowance for credit losses	(1,885)	(0.7)	(675)	(0.2)

Totals	$276,083	99.3	$272,422	99.8

	March 31, 2020		December 31, 2019
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Property Type:
Retail	$91,226	32.8	$91,790	33.6
Office	94,857	34.1	95,362	34.9
Apartments	30,000	10.8	30,000	11.0
Hotel	8,854	3.2	8,997	3.3
Land/Lots	4,751	1.7	4,829	1.8
All other	48,280	17.4	42,119	15.4
Gross balance	277,968	100.0	273,097	100.0

Allowance for credit losses	(1,885)	(0.7)	(675)	(0.2)

Totals	$276,083	99.3	$272,422	99.8

As disclosed in Note (2) New Accounting Pronouncements in the Notes to Condensed Consolidated Financial Statements, the Company adopted new accounting guidance for credit loss recognition of certain financial assets, including mortgage loans. The Company employed the Weighted Average Remaining Maturity ("WARM") method in estimating current expected credit losses with respect to mortgage loan investments as of January 1, 2020 and March 31, 2020. The WARM method applies publicly available data of default incidence of commercial real estate properties by several defined segmentations combined with future assumptions regarding economic conditions (i.e. GDP forecasts) both in the near term and the long term. The following table presents the allowance for credit losses for the periods shown.

	Three Months Ended March 31,
	2020	2019
	(In thousands)

Mortgage Loans Allowance for Credit Allowances:
Balance, beginning of the period	$675	$675
Provision January 1, 2020 for adoption of new accounting guidance	504	—
Provision during the period	706	—
Releases	—	—

Balance, end of period	$1,885	$675

The Company's direct investments in real estate are not a significant portion of its total investment portfolio and consist primarily of income-producing properties which are being operated by a wholly owned subsidiary of National Western. The Company's real estate investments totaled approximately $34.4 million and $34.6 million at March 31, 2020 and December 31, 2019, respectively.

The Company recognized operating income of approximately $0.7 million and $0.6 million on real estate properties in the first three months of 2020 and 2019, respectively. The Company monitors the conditions and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition.

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

The correlation between fair values and interest rates for debt securities is reflected in the tables below.

	March 31, 2020	December 31, 2019
	(In thousands except percentages)

Debt securities - fair value	$10,355,947	10,764,648
Debt securities - amortized cost	$10,202,437	10,312,365
Fair value as a percentage of amortized cost	101.50%	104.39%
Net unrealized gain (loss) balance	$153,510	452,283
Ten-year U.S. Treasury bond – (decrease) increase in yield for the period	(1.25)%	(0.77)%

The Company's unrealized gain (loss) balance for debt securities held at March 31, 2020 and December 31, 2019 is shown in the following table.

	Net Unrealized Gain (Loss) Balance
	At March 31, 2020	At December 31, 2019	Year-to-date Change in Unrealized Balance
	(In thousands)

Debt securities held to maturity	$185,607	301,458	(115,851)
Debt securities available for sale	(32,097)	150,825	(182,922)

Totals	$153,510	452,283	(298,773)

Debt securities held to maturity are recorded at their amortized cost. Accordingly, the unrealized amounts shown in the table above for Debt securities held to maturity are not incorporated into the Company's Condensed Consolidated Financial Statements at March 31, 2020 and December 31, 2019, respectively.

Changes in interest rates can have a sizable effect on the fair values of the Company's debt securities. The market interest rate of the ten-year U.S. Treasury bond decreased approximately (125) basis points from 1.92% at year-end 2019 to 0.67% by the end of the first three months of 2020. Therefore the decrease in the unrealized balance position of $298.8 million year-to-date was due to the widening in interest rate spreads that occurred during the period as a result of COVID-19 effects on financial markets. Given that the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in fair values have a lesser effect on the Company's Condensed Consolidated Balance Sheet.

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

The Company performed detailed sensitivity analysis as of December 31, 2019, for its interest rate-sensitive assets and liabilities. The changes in market values of the Company's debt securities in the first three months of 2020 were reasonable given the expected range of results of this analysis.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity requirements are met primarily by funds provided from operations. Premium deposits and annuity considerations, investment income, and investment maturities and prepayments are the primary sources of funds while investment purchases, policy benefits in the form of claims, and payments to policyholders and contract holders in connection with surrenders and withdrawals as well as operating expenses are the primary uses of funds. To ensure the Company will be able to pay future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed income securities. Funds are invested with the intent that the income from investments, plus proceeds from maturities, will meet the ongoing cash flow needs of the Company. The approach of matching asset and liability durations and yields requires an appropriate mix of investments. Although the Company historically has not been put in the position of having to liquidate invested assets to provide cash flow, its investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs. National Western maintains a line of credit facility of $75 million which it may access for short-term cash needs. As part of the acquisition of Ozark National and NIS effective January 31, 2019, National Western borrowed $75 million to partly fund the closing cash purchase price of $205.4 million. The amounts borrowed were subsequently repaid during the first quarter of 2019 and there were no borrowings outstanding under the line of credit at March 31, 2020.

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

	Three Months Ended March 31,
	2020	2019
	(In thousands)

Product Line:
Traditional Life	$4,471	4,170
Universal Life	28,597	21,317
Annuities	175,963	173,977

Total	$209,031	199,464

The above contractual withdrawals, as well as the level of surrenders experienced, were generally consistent with the Company's assumptions in asset/liability management, and the associated cash outflows did not have an adverse impact on overall liquidity. Individual life insurance policies are typically less susceptible to withdrawal than annuity reserves and deposit liabilities because policyholders may need to undergo a new underwriting process in order to obtain a new insurance policy elsewhere. Cash flow projections and tests under various market interest rate scenarios and assumptions are performed to assist in evaluating liquidity needs and adequacy. Given the economic decline precipitated by the COVID-19 pandemic, Company management conducted additional liquidity scenario testing during the first quarter of 2020 using more severe assumptions and concluded that liquid assets were more than adequate under these scenarios. Accordingly, the Company currently expects available liquidity sources and future cash flows to be more than adequate to meet the demand for funds.

Cash flows from the Company's insurance operations have historically been sufficient to meet current needs. Cash flows from operating activities were $105.7 million and $89.4 million for the three months ended March 31, 2020 and 2019, respectively. The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $281.3 million and $193.3 million for the three months ended March 31, 2020 and 2019, respectively. Operating and investing activity cash flow items could be reduced if interest rates rise at an accelerated rate in the future. Net cash inflows/(outflows) from the Company's universal life and investment annuity deposit product operations totaled $(144.7) million and $(156.7) million during the three months ended March 31, 2020 and 2019, respectively, reflecting the trend in declining annuity sales during these periods and a higher incidence of annuity cash surrenders and withdrawals.

Capital Resources

The Company relies on stockholders' equity for its capital resources as there is no long-term debt outstanding and the Company does not anticipate the need for any long-term debt in the near future.  As of March 31, 2020, the Company maintained commitments for its normal operating and investment activities. During the first quarter of 2020, National Western became a member of the Federal Home Loan Bank of Dallas (FHLB) through an initial minimum required stock investment of $4.3 million. Through this membership, National Western will have a borrowing capacity based upon the amount of collateral it establishes.

The Company has declared and paid an annual dividend on its common shares since 2005. The Company's practice has been to take a conservative approach to dividends, and the Board of Directors has adopted a strategic position to substantially reinvest earnings internally. This conservative approach yields the following benefits: (1) providing capital to finance the development of new business; (2) enabling the Company to take advantage of potential acquisitions and other competitive situations as they arise; (3) building a strong capital base to support the Company's financial strength ratings; (4) maintaining the Company's liquidity and solvency during difficult economic and market conditions; and (5) enhancing the Company's regulatory capital position. For similar reasons, despite the fact the Company's market price of its Class A common shares has been trading at a discount to the book value per share for some time, there are no imminent plans for the Company to repurchase its shares.

The capacity of National Western to pay dividends to NWLGI is limited by law in the state of Colorado to earned profits (statutory unassigned surplus). At December 31, 2019, the maximum amount legally available for distribution without further regulatory approval is $152.8 million.

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

Insurance reserves are the means by which life insurance companies determine the liabilities that must be established to assure that future policy benefits are provided for and can be paid. These reserves are required by law and based upon standard actuarial methodologies to ensure fulfillment of commitments guaranteed to policyholders and their beneficiaries, even though the obligations may not be due for many years. Refer to Note 1 in the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of reserving methods.

The table below summarizes future estimated cash payments under existing contractual obligations.

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)

Loan commitments	$—	—	—	—	—
Lease obligations	1,118	394	724	—	—
Claims payable (1)	73,584	73,584	—	—	—
Other long-term reserve liabilities reflected on the balance sheet (2)	13,281,563	1,057,136	1,936,696	1,714,437	8,573,294

Total	$13,356,265	1,131,114	1,937,420	1,714,437	8,573,294

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

Subsequent to acquiring a commercial office building at the end of 2016 through its wholly owned subsidiary Braker P III, LLC ("BP III"), the Company entered into lease agreements with various tenants for available space not occupied by the Company. Total revenues recorded pertaining to these leases for the three month periods ended March 31, 2020 and 2019 amounted to $1.2 million and $0.9 million, respectively. Under their respective terms these leases expire at various dates from 2023 through 2026.

The table below summarizes future estimated cash receipts under all existing lease agreements, including those in addition to the BP III lease agreements discussed above.

	Estimated Cash Receipts by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)

Real estate revenue	$44,322	6,125	11,037	9,476	17,684

CHANGES IN ACCOUNTING PRINCIPLES AND CRITICAL ACCOUNTING POLICIES

Changes in Accounting Principles

In the first quarter of 2020 the Company implemented ASU 2016-13, Financial Instruments - Credit Losses. This standard replaced the previous incurred loss recognition model with an expected loss recognition model for certain financial assets. Adoption of the standard resulted in an incremental allowance for credit losses as of January 1, 2020 of $3.8 million, and a charge to retained earnings, net of tax, of $3.0 million as a change in accounting. There were no other changes in accounting principles during the periods reported in this Form 10-Q.

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

There were no changes in the Company's internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(e) under the Exchange Act, during the quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting. With respect to the COVID-19 pandemic crisis, the Company's businesses were included in the financial services sector categorized as a Critical Infrastructure Sector by the Department of Homeland Security and mandated to maintain normal work schedules. While the Company adopted working remote for a sizable portion of its home office employees, existing internal controls over financial reporting were maintained and augmented where necessary given the unique situation presented in this environment.

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

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 8(A) "Legal Proceedings" of the accompanying Condensed Consolidated Financial Statements included in this Form 10-Q.

ITEM 1A. RISK FACTORS

The risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 included a discussion of the potential ramifications of natural or man-made disasters and catastrophes including pandemic disease. As a business identified as being part of a Critical Infrastructure Security by the Department of Homeland Security, our companies and businesses have retained normal operations and business hours throughout the COVID-19 pandemic crisis. Although the majority of our home office staff was redeployed to remote work sites following social distancing protocols, our companies continued to accept applications for insurance, issue policies, invest and manage assets, pay policy benefits and expenses, maintain information technology operations, and adhere to a sound system of internal controls over financial reporting. Since operations were not interrupted or suspended, the Company did not activate the business continuity plans that it has in place. The exposure to adverse mortality experience has been evaluated and deemed to not significantly impact the Company's financial position. As the global and U.S. financial markets and economies undergo contraction and a restarting process, the exposure to financial service companies falls principally upon degradations in asset values, management of adequate liquidity and capital resources, and successfully maintaining competitiveness and product profitability in an exceptionally low interest rate environment. No conclusion can be drawn at this time whether the affects of COVID-19 upon the global economy will have a material effect on our business, results of operations and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective August 22, 2008, National Western adopted and implemented a limited stock buy-back program associated with the 2008 Incentive Plan which provides Option Holders the additional alternative of selling shares acquired through the exercise of options directly back to the Company. This plan and was assumed by NWLGI from National Western in 2015 pursuant to the terms of the holding company reorganization. The program provides Option Holders with the ability to elect to sell such acquired shares back to the Company at any time within ninety (90) days after the exercise of options at the prevailing market price as of the date of notice of election. As of March 31, 2020, there are no options outstanding under the plan.

Purchased shares are reported in the Company's Condensed Consolidated Financial Statements as authorized and unissued. At December 31, 2019 and March 31, 2020 there were no stock options vested or unvested and outstanding under these plans.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May yet Be Purchased Under the Plans or Programs

January 1, 2020 through January 31, 2020	—	$—	N/A	N/A
February 1, 2020 through February 29, 2020	—	$—	N/A	N/A
March 1, 2020 through March 31, 2020	—	$—	N/A	N/A

Total	—	$—	N/A	N/A

ITEM 4.  Removed and Reserved.

ITEM 6.  EXHIBITS

(a)	Exhibits

Exhibit 31(a)	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	-	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL WESTERN LIFE GROUP, INC.
(Registrant)

Date:	May 11, 2020	/S/ Ross R. Moody
Ross R. Moody
Chairman of the Board, President and
Chief Executive Officer
(Authorized Officer)

Date:	May 11, 2020	/S/ Brian M. Pribyl
Brian M. Pribyl
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)
(Principal Accounting Officer)