Form 10-Q
period 2020-06-30
National Western Life Group, Inc.
filed 2020-08-10
CIK 1635984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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
Large accelerated filer  ☒  Accelerated filer  ☐    Non-accelerated filer (Do not check if a smaller reporting company)  ☐  Smaller reporting company ☐  Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of August 6, 2020, the number of shares of Registrant's common stock outstanding was: Class A – 3,436,020 and  Class B - 200,000.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
ASSETS	June 30, 2020	December 31, 2019

Investments:
Debt securities held to maturity, at amortized cost, net of allowance for credit losses ($4,940 and $0; fair value: $7,432,702 and $7,407,703)	$6,898,842	7,106,245
Debt securities available for sale, at fair value (cost: $3,166,206 and $3,206,120)	3,373,113	3,356,945
Mortgage loans, net of allowance for credit losses ($2,227 and $675)	273,701	272,422
Policy loans	76,811	80,008
Derivatives, index options	66,738	157,588
Equity securities, at fair value (cost: $15,361 and $16,894)	17,918	23,594
Other long-term investments	70,585	62,090

Total investments	10,777,708	11,058,892

Cash and cash equivalents	450,703	253,525
Deferred policy acquisition costs	679,553	723,972
Deferred sales inducements	94,837	104,359
Value of business acquired	134,270	138,071
Accrued investment income	91,068	93,298
Other assets	163,592	181,330

Total assets	$12,391,731	12,553,447

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY	June 30, 2020	December 31, 2019

LIABILITIES:

Future policy benefits:
Universal life and annuity contracts (Note 1)	$9,040,773	9,303,233
Traditional life reserves	845,347	838,738
Other policyholder liabilities	135,870	127,607
Deferred Federal income tax liability (Note 1)	55,428	36,767
Federal income tax payable	1,458	3,748
Other liabilities	130,125	126,924

Total liabilities	10,209,001	10,437,017

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:

Common stock:
Class A - $0.01 par value; 7,500,000 shares authorized; 3,436,020 issued and outstanding in 2020 and 2019	34	34
Class B - $0.01 par value; 200,000 shares authorized, issued, and outstanding in 2020 and 2019	2	2
Additional paid-in capital	41,716	41,716
Accumulated other comprehensive income (loss)	83,089	60,108
Retained earnings (Note 1)	2,057,889	2,014,570

Total stockholders’ equity	2,182,730	2,116,430

Total liabilities and stockholders' equity	$12,391,731	12,553,447

Note:  The Condensed Consolidated Balance Sheet at December 31, 2019 has been derived from the audited Consolidated Financial Statements as of that date.

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
For the Three Months Ended June 30, 2020 and 2019
(Unaudited)
(In thousands, except per share amounts)

	2020	2019

Premiums and other revenues:
Universal life and annuity contract charges	$36,869	36,910
Traditional life premiums	22,741	23,810
Net investment income (loss)	145,694	128,424
Other revenues	7,586	3,966
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) gains (losses)	2	(5,900)
Portion of OTTI (gains) losses recognized in other comprehensive income	(2)	(2)
Net OTTI losses recognized in earnings	—	(5,902)
Other net investment gains (losses)	3,125	5,477
Total net realized investment gains (losses)	3,125	(425)
Total revenues	216,015	192,685

Benefits and expenses:
Life and other policy benefits	33,431	33,657
Amortization of deferred policy acquisition costs and value of business acquired	31,100	31,411
Universal life and annuity contract interest	61,772	60,139
Other operating expenses	29,154	25,334

Total benefits and expenses	155,457	150,541

Earnings (loss) before Federal income taxes	60,558	42,144

Federal income taxes	12,145	8,448

Net earnings (loss)	$48,413	33,696

Basic earnings (loss) per share:
Class A	$13.69	$9.53
Class B	$6.85	$4.76

Diluted earnings (loss) per share:
Class A	$13.69	$9.53
Class B	$6.85	$4.76

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
For the Six Months Ended June 30, 2020 and 2019
(Unaudited)
(In thousands, except per share amounts)

	2020	2019

Premiums and other revenues:
Universal life and annuity contract charges	$72,175	74,863
Traditional life premiums	46,263	41,393
Net investment income	132,215	279,755
Other revenues	11,240	10,379
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) gains (losses)	4	(5,897)
Portion of OTTI (gains) losses recognized in other comprehensive income	(4)	(5)
Net OTTI losses recognized in earnings	—	(5,902)
Other net investment gains (losses)	6,610	10,106
Total net realized investment gains (losses)	6,610	4,204

Total revenues	268,503	410,594

Benefits and expenses:
Life and other policy benefits	67,065	61,846
Amortization of deferred policy acquisition costs and value of business acquired	61,137	63,575
Universal life and annuity contract interest	33,746	141,055
Other operating expenses	48,976	51,383

Total benefits and expenses	210,924	317,859

Earnings before Federal income taxes	57,579	92,735

Federal income taxes	11,228	18,841

Net earnings (loss)	$46,351	73,894

Basic earnings per share:
Class A	$13.11	$20.90
Class B	$6.55	$10.45

Diluted earnings per share:
Class A	$13.11	$20.90
Class B	$6.55	$10.45

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended June 30, 2020 and 2019
(Unaudited)
(In thousands)

	2020	2019

Net earnings (loss)	$48,413	33,696

Other comprehensive income (loss), net of effects of deferred costs and taxes:
Unrealized gains (losses) on securities:
Net unrealized holding gains (losses) arising during period	107,365	35,401
Net unrealized liquidity gains (losses)	—	1
Reclassification adjustment for net amounts included in net earnings	(1,367)	3,740

Net unrealized gains (losses) on securities	105,998	39,142

Foreign currency translation adjustments	(92)	(86)

Benefit plans:
Amortization of net prior service cost and net gain (loss)	(2,067)	(504)

Other comprehensive income (loss)	103,839	38,552

Comprehensive income (loss)	$152,252	72,248

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Six Months Ended June 30, 2020 and 2019
(Unaudited)
(In thousands)

	2020	2019

Net earnings	$46,351	73,894

Other comprehensive income, net of effects of deferred costs and taxes:
Unrealized gains (losses) on securities:
Net unrealized holding gains (losses) arising during period	29,212	78,144
Net unrealized liquidity gains (losses)	1	2
Reclassification adjustment for net amounts included in net earnings	(1,968)	2,872

Net unrealized gains (losses) on securities	27,245	81,018

Foreign currency translation adjustments	(131)	467

Benefit plans:
Amortization of net prior service cost and net gain (loss)	(4,133)	(1,008)

Other comprehensive income (loss)	22,981	80,477

Comprehensive income (loss)	$69,332	154,371

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended June 30, 2020 and 2019 (Unaudited) (In thousands)

	2020	2019

Common stock:
Balance at beginning of period	$36	36
Shares exercised under stock option plan	—	—

Balance at end of period	36	36

Additional paid-in capital:
Balance at beginning of period	41,716	41,716
Shares exercised under stock option plan	—	—

Balance at end of period	41,716	41,716

Accumulated other comprehensive income (loss):
Unrealized gains (losses) on non-impaired securities:
Balance at beginning of period	(8,089)	11,589
Change in unrealized gains (losses) during period, net of tax	105,998	39,141

Balance at end of period	97,909	50,730

Unrealized losses on impaired held to maturity securities:
Balance at beginning of period	(3)	(6)
Cumulative effect of change in accounting principle	—	—
Amortization	1	2
Other-than-temporary impairments, non-credit, net of tax	—	—
Additional credit loss on previously impaired securities	—	—
Change in shadow deferred policy acquisition costs	(1)	(1)

Balance at end of period	(3)	(5)

Unrealized losses on impaired available for sale securities:
Balance at beginning of period	(2)	(2)
Other-than-temporary impairments, non-credit, net of tax	—	—
Change in shadow deferred policy acquisition costs	—	—
Recoveries, net of tax	—	—

Balance at end of period	(2)	(2)

	Continued on Next Page

NATIONAL WESTERN LIFE GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued) For the Three Months Ended June 30, 2020 and 2019 (Unaudited) (In thousands)

	2020	2019

Foreign currency translation adjustments:
Balance at beginning of period	5,062	5,130
Change in translation adjustments during period	(92)	(86)

Balance at end of period	4,970	5,044

Benefit plan liability adjustment:
Balance at beginning of period	(17,718)	(11,801)
Amortization of net prior service cost and net loss, net of tax	(2,067)	(504)

Balance at end of period	(19,785)	(12,305)

Accumulated other comprehensive income (loss) at end of period	83,089	43,462

Retained earnings:
Balance at beginning of period	2,009,476	1,936,238
Cumulative effect of change in accounting principle, net of tax	—	—
Net earnings (loss)	48,413	33,696

Balance at end of period	2,057,889	1,969,934

Total stockholders' equity	$2,182,730	2,055,148

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2020 and 2019 (Unaudited) (In thousands)

	2020	2019

Common stock:
Balance at beginning of period	$36	36
Shares exercised under stock option plan	—	—

Balance at end of period	36	36

Additional paid-in capital:
Balance at beginning of period	41,716	41,716
Shares exercised under stock option plan	—	—

Balance at end of period	41,716	41,716

Accumulated other comprehensive income:
Unrealized gains (losses) on non-impaired securities:
Balance at beginning of period	70,665	(30,286)
Change in unrealized gains (losses) during period, net of tax	27,244	81,016
Cumulative effect of change in accounting principle, net of tax	—	—

Balance at end of period	97,909	50,730

Unrealized losses on impaired held to maturity securities:
Balance at beginning of period	(4)	(7)
Amortization	3	4
Other-than-temporary impairments, non-credit, net of tax	—	—
Additional credit loss on previously impaired securities	—	—
Change in shadow deferred policy acquisition costs	(2)	(2)

Balance at end of period	(3)	(5)

Unrealized losses on impaired available for sale securities:
Balance at beginning of period	(2)	(2)
Other-than-temporary impairments, non-credit, net of tax	—	—
Change in shadow deferred policy acquisition costs	—	—
Recoveries, net of tax	—	—

Balance at end of period	(2)	(2)

	Continued on Next Page

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued) For the Six Months Ended June 30, 2020 and 2019 (Unaudited) (In thousands)

	2020	2019

Foreign currency translation adjustments:
Balance at beginning of period	5,101	4,577
Change in translation adjustments during period	(131)	467

Balance at end of period	4,970	5,044

Benefit plan liability adjustment:
Balance at beginning of period	(15,652)	(11,297)
Amortization of net prior service cost and net loss, net of tax	(4,133)	(1,008)

Balance at end of period	(19,785)	(12,305)

Accumulated other comprehensive income (loss) at end of period	83,089	43,462

Retained earnings:
Balance at beginning of period	2,014,570	1,896,040
Cumulative effect of change in accounting principle, net of tax (Note2)	(3,032)	—
Net earnings	46,351	73,894

Balance at end of period (Note 1)	2,057,889	1,969,934

Total stockholders' equity	$2,182,730	2,055,148

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2020 and 2019
(Unaudited)
(In thousands)

	2020	2019

Cash flows from operating activities:
Net earnings (loss)	$46,351	73,894
Adjustments to reconcile net earnings to net cash from operating activities:
Universal life and annuity contract interest	33,746	141,055
Surrender charges and other policy revenues	(15,027)	(16,975)
Realized (gains) losses on investments	(6,610)	(4,204)
Accretion/amortization of discounts and premiums, investments	1,237	1,362
Depreciation and amortization	5,776	5,464
Increase (decrease) in estimated credit losses on investments	2,654	—
(Increase) decrease in value of equity securities	3,990	(2,338)
(Increase) decrease in value of derivatives	66,385	(59,830)
(Increase) decrease in deferred policy acquisition and sales inducement costs, and value of business acquired	36,144	42,652
(Increase) decrease in accrued investment income	2,230	3,899
(Increase) decrease in other assets	8,119	(2,757)
Increase (decrease) in liabilities for future policy benefits	10,463	769
Increase (decrease) in other policyholder liabilities	8,263	(7,831)
Increase (decrease) in Federal income tax liability	(2,290)	7,895
Increase (decrease) in deferred Federal income tax	13,357	(13,306)
Increase (decrease) in other liabilities	(6,209)	(5,862)

Net cash provided by operating activities	208,579	163,887

Cash flows from investing activities:
Proceeds from sales of:
Debt securities available for sale	—	80,528
Other investments	9,733	34,984
Proceeds from maturities and redemptions of:
Debt securities held to maturity	375,315	310,618
Debt securities available for sale	156,929	137,823
Derivatives, index options	67,729	21,405
Purchases of:
Debt securities held to maturity	(169,704)	(103,710)
Debt securities available for sale	(109,893)	(77,118)
Equity securities	(623)	(295)
Derivatives, index options	(39,676)	(37,089)
Other investments	(12,546)	(11,953)
Property and equipment	(275)	(1,002)
Payment to acquire businesses, net of cash acquired	—	(189,121)

	Continued on Next Page

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) For the Six Months Ended June 30, 2020 and 2019 (Unaudited) (In thousands)

	2020	2019

Principal payments on mortgage loans	3,971	22,252
Cost of mortgage loans acquired	(10,359)	(33,247)
Decrease (increase) in policy loans	3,197	2,697

Net cash provided by (used in) investing activities	273,798	156,772

Cash flows from financing activities:
Deposits to account balances for universal life and annuity contracts	223,630	187,377
Return of account balances on universal life and annuity contracts	(508,663)	(499,801)
Borrowings under line of credit agreement	—	75,000
Principal payments on line of credit borrowings	—	(75,000)

Net cash provided by (used in) financing activities	(285,033)	(312,424)

Effect of foreign exchange	(166)	591

Net increase (decrease) in cash, cash equivalents, and restricted cash	197,178	8,826
Cash, cash equivalents, and restricted cash at beginning of period	253,525	131,976

Cash, cash equivalents and restricted cash at end of period	$450,703	140,802

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid (received) during the period for:
Interest	$38	29
Income taxes	$2	24,150

Noncash operating activities:
Net deferral and amortization of sales inducements	$(6,651)	(8,822)

Noncash investing and financing activities:
Contingent consideration to acquire businesses	$—	3,700

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position of National Western Life Group, Inc. ("NWLGI") and its wholly owned subsidiaries (“Company”) as of June 30, 2020, and the results of its operations and its cash flows for the three and six months ended June 30, 2020 and June 30, 2019. Such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year. It is recommended that these Condensed Consolidated Financial Statements be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 which is accessible free of charge through the Company's internet site at www.nwlgi.com or the Securities and Exchange Commission internet site at www.sec.gov. The Condensed Consolidated Balance Sheet at December 31, 2019 has been derived from the audited consolidated financial statements as of that date.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The table below shows the unrealized gains and losses on available-for-sale securities that were reclassified out of accumulated other comprehensive income for the three and six months ended June 30, 2020 and June 30, 2019.

Affected Line Item in the Statements of Earnings	Amount Reclassified From Accumulated Other Comprehensive Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)

Other net investment gains (losses)	$1,729	1,168	2,491	2,267
Net OTTI losses recognized in earnings	—	(5,902)	—	(5,902)
Earnings before Federal income taxes	1,729	(4,734)	2,491	(3,635)
Federal income taxes	363	(994)	523	(763)

Net earnings	$1,366	(3,740)	1,968	(2,872)

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

These updates are required to be applied retrospectively to the earliest period presented in the financial statements for fiscal periods beginning after December 15, 2022, with early adoption permitted. The Company has performed a preliminary gap analysis and created a roadmap for implementation of this standard by the effective date and is evaluating the impact of the new guidance on its Consolidated Financial Statements.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(3) STOCKHOLDERS' EQUITY

The Robert L. Moody Revocable Trust beneficially owns 99.0% of the total outstanding shares of the Company's Class B common stock as of June 30, 2020. Holders of the Company's Class A common stock elect one-third of the Board of Directors of the Company, and holders of the Class B common stock elect the remainder. Any cash or in-kind dividends paid on each share of Class B common stock are to be only one-half of the cash or in-kind dividends paid on each share of Class A common stock. In the event of liquidation of the Company, the Class A stockholders will receive the par value of their shares; then the Class B stockholders shall receive the par value of their shares; and the remaining net assets of the Company shall be divided between the stockholders of both Class A and Class B stock based upon the number of shares held.

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
National Western did not declare or pay cash dividends to NWLGI in the six months ended June 30, 2020. In the first quarter of 2019, National Western declared and paid a $32.0 million dividend to NWLGI, the proceeds of which were used as part of the cash purchase of NIS.

NWLGI did not declare or pay cash dividends on its common shares during the six months ended June 30, 2020 and 2019.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(4) EARNINGS PER SHARE

Basic earnings per share of common stock are computed by dividing net earnings available to each class of common stockholders on an as if distributed basis by the weighted-average number of common shares outstanding for the period. Diluted earnings per share, by definition, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, that then shared in the distributed earnings of each class of common stock. U.S. GAAP requires a two-class presentation for the Company's two classes of common stock. The Company currently has no share-based compensation awards outstanding that could be redeemed for shares of common stock.

Net earnings for the periods shown below is allocated between Class A shares and Class B shares based upon (1) the proportionate number of shares issued and outstanding as of the end of the period, and (2) the per share dividend rights of the two classes under the Company's Restated Certificate of Incorporation (the Class B dividend per share is equal to one-half the Class A dividend per share).

	Three Months Ended June 30,
	2020		2019
	Class A	Class B	Class A	Class B
	(In thousands except per share amounts)

Numerator for Basic and Diluted Earnings Per Share:
Net earnings	$48,413		33,696
Dividends - Class A shares	—		—
Dividends - Class B shares	—		—

Undistributed earnings	$48,413		33,696

Allocation of net earnings:
Dividends	$—	—	—	—
Allocation of undistributed earnings	47,044	1,369	32,743	953

Net earnings	$47,044	1,369	32,743	953

Denominator:
Basic earnings per share - weighted-average shares	3,436	200	3,436	200
Effect of dilutive stock options	—	—	—	—

Diluted earnings per share - adjusted weighted-average shares for assumed conversions	3,436	200	3,436	200

Basic earnings per share	$13.69	6.85	9.53	4.76

Diluted earnings per share	$13.69	6.85	9.53	4.76

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30,
	2020		2019
	Class A	Class B	Class A	Class B
	(In thousands except per share amounts)

Numerator for Basic and Diluted Earnings Per Share:
Net earnings	$46,351		73,894
Dividends - Class A shares	—		—
Dividends - Class B shares	—		—

Undistributed earnings	$46,351		73,894

Allocation of net earnings:
Dividends	$—	—	—	—
Allocation of undistributed earnings	45,040	1,311	71,804	2,090

Net earnings	$45,040	1,311	71,804	2,090

Denominator:
Basic earnings per share - weighted-average shares	3,436	200	3,436	200
Effect of dilutive stock options	—	—	—	—

Diluted earnings per share - adjusted weighted-average shares for assumed conversions	3,436	200	3,436	200

Basic Earnings Per Share	$13.11	6.55	20.90	10.45

Diluted Earnings Per Share	$13.11	6.55	20.90	10.45

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(5) PENSION AND OTHER POSTRETIREMENT PLANS

(A)Defined Benefit Pension Plans

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands)

Service cost	$27	24	54	48
Interest cost	169	210	337	420
Expected return on plan assets	(316)	(272)	(631)	(544)
Amortization of prior service cost	—	—	—	—
Amortization of net loss	145	165	290	330

Net periodic benefit cost	$25	127	50	254

The service cost shown above for each period represents plan expenses expected to be paid out of plan assets. Under the clarified rules of the Pension Protection Act, plan expenses paid from plan assets are to be included in the plan's service cost component.

The Company's minimum required contribution for the 2020 plan year is $0.0 million. There was $0.8 million in planned contributions remaining for the 2019 plan year as of June 30, 2020. As of June 30, 2020, the Company had made $0.2 million in contributions to the plan for the 2020 plan year.

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

The following table summarizes the components of net periodic benefit costs for the non-qualified defined benefit plans.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands)

Service cost	$303	126	605	251
Interest cost	337	256	675	512
Amortization of prior service cost	15	15	30	30
Amortization of net loss	1,445	348	2,890	696

Net periodic benefit cost	$2,100	745	4,200	1,489

As the plans are not funded, there is no expected return on plan assets shown in the net periodic benefit cost table above. The Company expects to contribute $2.0 million to these plans in 2020. As of June 30, 2020, the Company has contributed $0.9 million to the plans.

The components of net periodic benefit cost including service cost are reported in the line item “Other operating expenses” in the Condensed Consolidated Statements of Earnings (Loss).

Ozark National and NIS have no defined benefit plans.

(B)Postretirement Employment Plans Other Than Pension

National Western sponsors two healthcare plans that were amended in 2004 to provide postretirement benefits to certain fully-vested individuals. The plans are unfunded. The following table summarizes the components of net periodic benefit costs.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands)

Interest cost	$42	50	83	99
Amortization of prior service cost	—	13	—	26
Amortization of net loss	39	61	79	122

Net periodic benefit cost	$81	124	162	247

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

(6)SEGMENT AND OTHER OPERATING INFORMATION

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

A summary of segment information as of June 30, 2020 and December 31, 2019 for the Condensed Consolidated Balance Sheet items and for the three and six months ended June 30, 2020 and June 30, 2019 for the Condensed Consolidated Statements of Earnings (Loss) is provided below.

Condensed Consolidated Balance Sheet Items:

	June 30, 2020
	Domestic Life Insurance	International Life Insurance	Annuities	Acquired Businesses	All Others	Totals
	(In thousands)

Deferred policy acquisition costs, sales inducements, and value of business acquired	$130,961	192,498	444,772	140,429	—	908,660
Total segment assets	1,419,575	1,086,774	7,867,906	1,006,618	363,950	11,744,823
Future policy benefits	1,229,105	827,711	7,113,037	716,267	—	9,886,120
Other policyholder liabilities	14,544	12,150	94,190	14,986	—	135,870

	December 31, 2019
	Domestic Life Insurance	International Life Insurance	Annuities	Acquired Businesses	All Others	Totals
	(In thousands)

Deferred policy acquisition costs, sales inducements, and value of business acquired	$127,557	209,858	486,553	142,434	—	966,402
Total segment assets	1,399,818	1,153,105	8,198,730	978,243	362,900	12,092,796
Future policy benefits (1)	1,198,103	870,461	7,366,894	706,513	—	10,141,971
Other policyholder liabilities	18,016	14,903	80,002	14,686	—	127,607

(1) Revised to correct for an adjustment related to an understatement of reserve liabilities of $15.0 million. Refer to Note 1.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidated Statements of Earnings (Loss):

	Three Months Ended June 30, 2020
	Domestic Life Insurance	International Life Insurance	Annuities	Acquired Businesses	All Others	Totals
	(In thousands)

Premiums and contract revenues	$12,009	23,061	4,699	19,841	—	59,610
Net investment income (loss)	21,475	11,153	97,666	6,549	8,851	145,694
Other revenues	1	(6)	(8)	2,319	5,280	7,586

Total revenues	33,485	34,208	102,357	28,709	14,131	212,890

Life and other policy benefits	4,169	3,684	8,880	16,698	—	33,431
Amortization of deferred policy acquisition costs and value of business acquired	3,209	6,844	19,344	1,703	—	31,100
Universal life and annuity contract interest	19,172	9,492	33,108	—	—	61,772
Other operating expenses	5,643	4,517	12,715	4,794	1,485	29,154
Federal income taxes (benefit)	172	934	6,173	1,918	2,292	11,489

Total expenses	32,365	25,471	80,220	25,113	3,777	166,946

Segment earnings (loss)	$1,120	8,737	22,137	3,596	10,354	45,944

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30, 2020
	Domestic Life Insurance	International Life Insurance	Annuities	Acquired Businesses	All Others	Totals
	(In thousands)

Premiums and contract revenues	$23,237	45,928	9,349	39,924	—	118,438
Net investment income	2,092	2,153	108,297	12,850	6,823	132,215
Other revenues	30	48	(4)	4,741	6,425	11,240

Total revenues	25,359	48,129	117,642	57,515	13,248	261,893

Life and other policy benefits	10,046	7,015	17,069	32,935	—	67,065
Amortization of deferred policy acquisition costs and value of business acquired	5,782	12,896	38,365	4,094	—	61,137
Universal life and annuity contract interest	(2,521)	(1,345)	37,612	—	—	33,746
Other operating expenses	9,938	7,613	19,582	8,863	2,980	48,976
Federal income taxes (benefit)	360	3,738	854	3,140	1,748	9,840

Total expenses	23,605	29,917	113,482	49,032	4,728	220,764

Segment earnings (loss)	$1,754	18,212	4,160	8,483	8,520	41,129

	Three Months Ended June 30, 2019
	Domestic Life Insurance	International Life Insurance	Annuities	Acquired Businesses	All Others	Totals
	(In thousands)

Premiums and contract revenues	$10,706	23,777	5,857	20,380	—	60,720
Net investment income	14,995	9,276	89,572	6,007	8,574	128,424
Other revenues	20	33	64	2,290	1,559	3,966

Total revenues	25,721	33,086	95,493	28,677	10,133	193,110

Life and other policy benefits	3,829	2,959	9,876	16,993	—	33,657
Amortization of deferred acquisition costs and value of business acquired	3,307	6,948	18,750	2,406	—	31,411
Universal life and annuity contract interest	12,985	7,337	39,817	—	—	60,139
Other operating expenses	5,017	4,521	9,374	4,491	1,931	25,334
Federal income taxes (benefit)	89	2,014	3,155	956	2,323	8,537

Total expenses	25,227	23,779	80,972	24,846	4,254	159,078

Segment earnings (loss)	$494	9,307	14,521	3,831	5,879	34,032

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30, 2019
	Domestic Life Insurance	International Life Insurance	Annuities	Acquired Businesses	All Others	Totals
	(In thousands)

Premiums and contract revenues	$21,510	49,840	10,725	34,181	—	116,256
Net investment income	38,494	23,293	192,726	9,983	15,259	279,755
Other revenues	64	54	72	3,731	6,458	10,379

Total revenues	60,068	73,187	203,523	47,895	21,717	406,390

Life and other policy benefits	7,751	5,121	21,306	27,668	—	61,846
Amortization of deferred acquisition costs and value of business acquired	6,717	14,242	38,462	4,154	—	63,575
Universal life and annuity contract interest	34,426	19,330	87,299	—	—	141,055
Other operating expenses	9,140	8,785	16,882	7,576	9,000	51,383
Federal income taxes (benefit)	413	5,222	8,038	1,703	2,582	17,958

Total expenses	58,447	52,700	171,987	41,101	11,582	335,817

Segment earnings (loss)	$1,621	20,487	31,536	6,794	10,135	70,573

Reconciliations of segment information to the Company's Condensed Consolidated Financial Statements are provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)

Premiums and Other Revenues:
Premiums and contract revenues	$59,610	60,720	118,438	116,256
Net investment income (loss)	145,694	128,424	132,215	279,755
Other revenues	7,586	3,966	11,240	10,379
Realized gains (losses) on investments	3,125	(425)	6,610	4,204

Total condensed consolidated premiums and other revenues	$216,015	192,685	268,503	410,594

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)

Federal Income Taxes:
Total segment Federal income taxes	$11,489	8,537	9,840	17,958
Taxes on realized gains (losses) on investments	656	(89)	1,388	883

Total condensed consolidated Federal income taxes	$12,145	8,448	11,228	18,841

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)

Net Earnings:
Total segment earnings	$45,944	34,032	41,129	70,573
Realized gains (losses) on investments, net of taxes	2,469	(336)	5,222	3,321

Total condensed consolidated net earnings	$48,413	33,696	46,351	73,894

	June 30,	December 31,
	2020	2019
	(In thousands)

Assets:
Total segment assets	$11,744,823	12,092,796
Other unallocated assets	646,908	460,651

Total condensed consolidated assets	$12,391,731	$12,553,447

(7) SHARE-BASED PAYMENTS

Effective June 20, 2008, the Company's shareholders approved a 2008 Incentive Plan (“2008 Plan”) which provided for the grant of any or all of the following types of awards to eligible employees: (1) stock options, including incentive stock options and nonqualified stock options; (2) stock appreciation rights ("SARs"), in tandem with stock options or freestanding; (3) restricted stock or restricted stock units; and, (4) performance awards. The number of shares of Class A, $1.00 par value, common stock which were allowed to be issued under the 2008 Plan, or as to which SARs or other awards were allowed to be granted, could not exceed 300,000. This plan was assumed by NWLGI from National Western pursuant to the terms of the holding company reorganization in 2015. On June 15, 2016, stockholders of NWLGI approved an amended and restated 2008 Plan ("Incentive Plan"), which extended the term of the 2008 Plan for ten years from the date of stockholder approval. The Incentive Plan includes additional provisions, most notably regarding the definition of performance objectives which could be used in the issuance of the fourth type of award noted above (performance awards).

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
All of the employees of the Company and its subsidiaries are eligible to participate in the current Incentive Plan. In addition, directors of the Company are eligible to receive the same types of awards as employees except that they are not eligible to receive incentive stock options. Company directors, including members of the Compensation and Stock Option Committee, are eligible for nondiscretionary stock options. At the end of 2018, all stock options granted under the 2008 Plan had been exercised, forfeited, or expired. SARs granted prior to 2016 vest 20% annually following three years of service following the grant date. Employee SARs granted 2016 and thereafter vest 33.3% annually following one year of service from the date of the grant. Directors' SARs grants vest 20% annually following one year of service from the date of grant.

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

The Incentive Plan allows for certain other share or unit awards which are solely paid out in cash based on the value of the Company's shares, or changes therein, as well as the financial performance of the Company under pre-determined target performance metrics. Certain awards, such as restricted stock units ("RSUs") provide solely for cash settlement based upon the market price of the Company's Class A common shares, often referred to as "phantom stock-based awards" in equity compensation plans. Unlike share-settled awards, which have a fixed grant-date fair value, the fair value of unsettled or unvested liability awards is remeasured at the end of each reporting period based on the change in fair value of a share. The liability and corresponding expense are adjusted accordingly until the award is settled. For employees, the vesting period for RSUs is 100% at the end of 3 years from the grant date. RSUs granted prior to 2019 are payable in cash at the vesting date equal to the closing price of the Company's Class A common share on the three years anniversary date. RSUs granted in 2019 are payable in cash at the 3 years vesting date equal to the 20-day moving average closing price of the Company’s Class A common share at that time.

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

No awards were granted to officers and directors during the six months ended June 30, 2020 and 2019.

The Company uses the current fair value method to measure compensation costs for awards granted under the share-based plans.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
As of June 30, 2020 and December 31, 2019, the liability balance was $5.5 million and $11.2 million, respectively. A summary of awards by type and related activity is detailed below.

Options Outstanding
	Shares Available For Grant	Shares	Weighted- Average Exercise Price

Stock Options:
Balance at January 1, 2020	291,000	—	$—
Exercised	—	—	$—
Forfeited	—	—	$—
Expired	—	—	$—
Stock options granted	—	—	$—

Balance at June 30, 2020	291,000	—	$—

	Liability Awards
	SAR	RSU	PSU

Other Share/Unit Awards:
Balance at January 1, 2020	107,517	14,352	19,108
Exercised	(1,372)	(2,357)	(4,150)
Forfeited	(992)	—	—
Granted	—	—	—

Balance at June 30, 2020	105,153	11,995	14,958

SARs, RSUs, and PSUs shown as forfeited in the above tables represent vested and unvested awards not exercised by plan participants upon their termination from the Company in accordance with the expiration provisions of the awards.

The total intrinsic value of share-based compensation exercised was $1.9 million and $2.5 million for the six months ended June 30, 2020 and 2019, respectively. The total share-based compensation paid was $1.9 million and $2.5 million for the six months ended June 30, 2020 and 2019, respectively. The total fair value of SARs, RSUs, and PSUs vested during the six months ended June 30, 2020 and 2019 was $1.8 million and $2.9 million, respectively. No cash amounts were received from the exercise of stock options under the Plans during the periods reported on.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes information about SARs outstanding at June 30, 2020. There were no options outstanding as of June 30, 2020.

	SARs Outstanding
	Number Outstanding	Weighted- Average Remaining Contractual Life	Number Exercisable

Exercise prices:
$132.56	19,118	1.5 years	19,118
$210.22	23,650	3.4 years	19,600
$216.48	11,149	5.6 years	11,149
$311.16	9,897	6.6 years	9,897
$310.55	203	6.8 years	203
$334.34	9,310	7.5 years	6,202
$303.77	11,566	8.5 years	3,848
$252.91	20,260	9.4 years	120

Totals	105,153		70,137

Aggregate intrinsic value (in thousands)	$1,350		$1,350

The aggregate intrinsic value in the table above is based on the closing Class A stock price of $203.19 per share on June 30, 2020.

In estimating the fair value of the SARs outstanding at June 30, 2020 and December 31, 2019, the Company employed the Black-Scholes option pricing model with assumptions detailed below.

	June 30, 2020	December 31, 2019

Expected term	1.5 to 9.4 years	1.9 to 10 years
Expected volatility weighted-average	31.72%	22.19%
Expected dividend yield	0.18%	0.12%
Risk-free rate weighted-average	0.20%	1.61%

The Company reviewed the contractual term relative to the SARs as well as perceived future behavior patterns of exercise. Volatility is based on the Company’s historical volatility over the expected term of the SARs by expected exercise date.

The pre-tax compensation cost/(benefit) recognized in the financial statements related to these plans was $2.4 million and $(3.8) million for the three and six months ended June 30, 2020 and $0.1 million and $(1.4) million for the three and six months ended June 30, 2019, respectively. The related tax expense/(benefit) recognized was $(0.5) million and $0.8 million for the three and six months ended June 30, 2020 and $0.0 million and $0.3 million for the three and six months ended June 30, 2019.

As of June 30, 2020, the total pre-tax compensation expense related to non-vested share-based awards not yet recognized was $3.7 million. This amount is expected to be recognized over a weighted-average period of 1.3 years. The Company recognizes compensation cost over the graded vesting periods.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
In April of 2019, National Western defended a two-week jury trial in which it was alleged that it committed actionable Financial Elder Abuse in its issuance of a $100,000 equity indexed annuity to the Plaintiff in the case of Williams v Pantaleoni et al, Case No. 17CV03462, Butte County California Superior Court. The Court entered an Amended Judgment on the Jury Verdict on July 27, 2019 against National Western in the amount of $14,949 for economic damages and $2.9 million in non-economic and punitive damages. National Western vigorously disputes the verdicts and the amounts awarded, and in furtherance of such, filed a Motion for Judgment Notwithstanding Jury Verdict and a Motion for New Trial, both of which were rejected by the Court. On September 9, 2019, NWLIC filed its Notice of Appeal. On November 11, 2019, the judge awarded the Plaintiff attorney’s fees in the amount of $1.3 million. Both the Plaintiff and NWLIC have appealed this ruling.

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

The Company had no commitments to fund new loans and $8.8 million of commitments to extend credit relating to existing loans at June 30, 2020. The Company evaluates each customer's creditworthiness on a case-by-case basis. The Company had commitments to make capital contributions to investment funds of $59.0 million as of June 30, 2020.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(9)INVESTMENTS

(A)Investment Gains and Losses

The Company uses the specific identification method in computing realized gains and losses. The table below presents realized gains and losses, excluding impairment losses, for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)

Available for sale debt securities:
Realized gains on disposal	$1,730	1,168	2,491	2,351
Realized losses on disposal	—	—	—	(84)
Held to maturity debt securities:
Realized gains on disposal	1,395	924	4,119	951
Realized losses on disposal	—	—	—	—
Equity securities realized gains (losses)	—	—	—	—
Real estate gains (losses)	—	3,385	—	6,888
Mortgage loans write-downs	—	—	—	—
Other	—	—	—	—

Totals	$3,125	5,477	6,610	10,106

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

Net real estate gains for the three and six months ended June 30, 2019 primarily pertain to the Company's sale of its nursing home operations in Reno, Nevada and San Marcos, Texas as well as a property sold located in Austin, Texas. The sale of the Reno nursing home was completed effective during the first quarter of 2019 and a gain of $5.7 million was realized on the sale of the land and building associated with the operation. The sale of the San Marcos nursing home was concluded during the second quarter of 2019 and the Company recorded a loss of $(2.0) million associated with the sale of the land and building of this operation. The sale of the Company's prior home office was also completed during the second quarter of 2019 and realized a gain on the sale of $3.2 million.

For the three months ended June 30, 2020 and 2019 the percentage of total gains on bonds due to the call of securities was 99.9% and 89.4%, respectively. This includes calls out of the Company's available for sale portfolio of debt securities. For the six months ended June 30, 2020 and 2019 the percentage of gains and bonds due to the call of securities was 99.8% and 72.6%, respectively.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(B)Debt Securities

The table below presents amortized costs and fair values of debt securities held to maturity at June 30, 2020.

	Debt Securities Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
	(In thousands)

U.S. agencies	$81,855	3,501	—	85,356	(4)
U.S. Treasury	3,792	190	—	3,982	—
States and political subdivisions	401,264	23,915	(57)	425,122	(65)
Foreign governments	1,133	154	—	1,287	—
Public utilities	854,139	64,981	—	919,120	(879)
Corporate	4,559,466	378,165	(7,068)	4,930,563	(3,992)
Commercial mortgage-backed	3,024	52	—	3,076	—
Residential mortgage-backed	996,802	65,045	—	1,061,847	—
Asset-backed	2,307	42	—	2,349	—

Totals	$6,903,782	536,045	(7,125)	7,432,702	(4,940)

The table below presents amortized costs and fair values of debt securities available for sale at June 30, 2020.

	Debt Securities Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
	(In thousands)

States and political subdivisions	$89,288	7,192	(5)	96,475	—
Foreign governments	9,988	312	—	10,300	—
Public utilities	64,407	4,915	—	69,322	—
Corporate	2,905,567	218,647	(26,288)	3,097,926	—
Commercial mortgage-backed	27,137	613	(319)	27,431	—
Residential mortgage-backed	11,381	1,319	(159)	12,541	—
Asset-backed	58,438	1,341	(661)	59,118	—

Totals	$3,166,206	234,339	(27,432)	3,373,113	—

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

Unrealized losses for debt securities held to maturity and debt securities available for sale increased at June 30, 2020 from comparable balances at December 31, 2019 primarily due to the widening in interest rate spreads that occurred during the period as a result of COVID-19 effects on financial markets.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Debt securities balances at June 30, 2020 and December 31, 2019 include Ozark National holdings of $329.8 million and $307.2 million in held to maturity and $408.3 million and $415.7 million in available for sale. As part of the acquisition effective January 31, 2019 the Company employed purchase accounting procedures in accordance with GAAP which revalued the acquired investment portfolio to their fair values as of the date of the acquisition. These fair values became the book values for Ozark National from that point going forward. Accordingly, unrealized gains and losses for the Ozark National debt securities represent the changes subsequent to the purchase accounting book values established at the acquisition.

The following table shows the gross unrealized losses and fair values of the Company's held to maturity debt securities by investment category and length of time the individual securities have been in a continuous unrealized loss position at June 30, 2020.

	Debt Securities Held to Maturity
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

States and political subdivisions	$—	—	1,749	(57)	1,749	(57)
Public utilities	—	—	—	—	—	—
Corporate	157,752	(7,068)	—	—	157,752	(7,068)
Commercial mortgage-backed	—	—	—	—	—	—
Residential mortgage-backed	—	—	—	—	—	—
Asset-backed	—	—	—	—	—	—

Totals	$157,752	(7,068)	1,749	(57)	159,501	(7,125)

The following table shows the gross unrealized losses and fair values of the Company's available for sale debt securities by investment category and length of time the individual securities have been in a continuous unrealized loss position at June 30, 2020.

	Debt Securities Available for Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

States and political subdivisions	$558	(4)	464	(1)	1,022	(5)
Public utilities	—	—	—	—	—	—
Corporate	217,451	(23,582)	28,249	(2,706)	245,700	(26,288)
Commercial mortgage-backed	8,772	(319)	—	—	8,772	(319)
Residential mortgage-backed	—	—	594	(159)	594	(159)
Asset-backed	22,656	(661)	—	—	22,656	(661)

Totals	$249,437	(24,566)	29,307	(2,866)	278,744	(27,432)

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

Debt securities. The gross unrealized losses for debt securities are made up of 75 individual issues, or 5.4% of the total debt securities held by the Company at June 30, 2020. The market value of these bonds as a percent of amortized cost approximates 92.7%. Of the 75 securities, 8, or 10.7%, fall in the 12 months or greater aging category; and 55 were rated investment grade at June 30, 2020.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The amortized cost and fair value of investments in debt securities at June 30, 2020, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Debt Securities Available for Sale		Debt Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Due in 1 year or less	$168,818	171,286	581,153	590,157
Due after 1 year through 5 years	1,370,814	1,447,182	3,018,245	3,203,154
Due after 5 years through 10 years	1,231,850	1,321,137	1,587,587	1,763,367
Due after 10 years	297,768	334,418	714,664	808,752
	3,069,250	3,274,023	5,901,649	6,365,430

Mortgage and asset-backed securities	96,956	99,090	1,002,133	1,067,272

Totals before allowance for credit losses	3,166,206	3,373,113	6,903,782	7,432,702

Allowance for credit losses	—	—	(4,940)	—

Totals	$3,166,206	3,373,113	6,898,842	7,432,702

As disclosed in Note (2) New Accounting Pronouncements in the Notes to Condensed Consolidated Financial Statements, the Company adopted new accounting guidance as of January 1, 2020 for credit loss recognition of certain financial assets, including debt securities classified in the held to maturity category. The Company employs a cohort cumulative loss rate method in estimating current expected credit losses with respect to its held to maturity debt securities. This method applies publicly available industry wide statistics of default incidence by defined segmentations of debt security investments combined with future assumptions regarding economic conditions (i.e. GDP forecasts) both in the near term and the long term. The Company utilizes Moody's loss rates by industry type and credit ratings and applies them to each major bond category. These bond categories are further segmented by credit ratings and by maturities of two years and less and more than two years. The following table presents the allowance for credit losses for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	Debt Securities Held to Maturity	Debt Securities Available for Sale	Debt Securities Held to Maturity	Debt Securities Available for Sale
	(In thousands)

Balance, beginning of period	$6,039	—	—	—
Provision January 1, 2020 for adoption of new accounting guidance	—	—	3,334	—
(Releases)/provision during period	(1,099)	—	1,606	—

Balance, end of period	$4,940	—	4,940	—

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

The Company determines current expected credit losses for available-for-sale debt securities in accordance with FASB ASC Subtopic 326-30 when fair value is less than amortized cost, interest payments are missed and the security is experiencing credit issues. At June 30, 2020, the Company performed additional analyses on certain available-for-sale securities whose market values were negatively impacted by the change in the economic environment precipitated by the COVID-19 pandemic crisis. Based on its review, the Company determined none of these investments required an allowance for credit loss at June 30, 2020. Under the previous guidance, debt securities were not considered to be other-than-temporarily impaired when a decline in market value was attributable to factors such as market volatility, liquidity, spread widening and credit quality in which it was anticipated that a recovery of all amounts due under the contractual terms of the security would occur and the Company had the intent and ability to hold the security until recovery or maturity. There was a $5.9 million other-than-temporary impairment recorded on a single debt security during the three and six months ended June 30, 2019. The Company's operating procedures include monitoring the investment portfolio on an ongoing basis for any changes in issuer facts and circumstances that might lead to future need for a credit loss allowance.

In the table below, held to maturity securities and their corresponding allowance for credit losses are represented according to credit ratings by nationally recognized statistical rating organizations.

	Debt Securities Held to Maturity
	Amortized Cost	Allowance for Credit Losses	Carrying Value
	(In thousands)

AAA	$93,438	—	93,438
AA	1,739,557	(56)	1,739,501
A	2,234,460	(985)	2,233,475
BBB	2,733,811	(3,580)	2,730,231
BB and other below investment	102,516	(319)	102,197

Bonds Total	$6,903,782	(4,940)	6,898,842

(C)Transfer of Securities

During the three and six months ended June 30, 2020 the Company made no transfers from the held to maturity category to securities available for sale.

(D) Mortgage Loans and Real Estate

A financing receivable is a contractual right to receive money on demand or on fixed or determinable dates that is recognized as an asset in a company's statement of financial position. The Company's mortgage, participation and mezzanine loans on real estate are the only financing receivables included in the Condensed Consolidated Balance Sheets.

Credit and default risk are minimized through strict underwriting guidelines and diversification of underlying property types and geographic locations. In addition to being secured by the property, mortgage loans with leases on the underlying property are often guaranteed by the lease payments. This approach has proved to result in quality mortgage loans with few defaults. Mortgage loan interest income is recognized on an accrual basis with any premium or discount amortized over the life of the loan. Prepayment and late fees are recorded on the date of collection.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Loans in foreclosure, loans considered impaired or loans past due 90 days or more are placed on a non-accrual status. If a mortgage loan is determined to be on non-accrual status, the mortgage loan does not accrue any revenue into the Condensed Consolidated Statements of Earnings (Loss). The loan is independently monitored and evaluated as to potential impairment or foreclosure. If delinquent payments are made and the loan is brought current, then the Company returns the loan to active status and accrues income accordingly. The Company had no mortgage loans past due 90 days or more at June 30, 2020 or 2019 and as a result all interest income was recognized at June 30, 2020 and 2019. As a result of the economic climate change induced by the COVID-19 virus, various mortgage loan borrowers of the Company have requested a temporary forbearance of principal payments on loans in the range of three to nine months. For those borrowers meeting specified criteria of the Company, such terms have been agreed to on approximately a dozen loans.

The following table represents the mortgage loan portfolio by loan-to-value ratio.

	June 30, 2020		December 31, 2019
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Loan-to-Value Ratio (1):
Less than 50%	$52,852	19.2	$52,778	19.3
50% to 60%	50,261	18.2	56,929	20.8
60% to 70%	126,960	46.0	117,377	43.0
70% to 80%	45,855	16.6	46,013	16.9
80% to 90%	—	—	—	—
Greater than 90%	—	—	—	—
Gross balance	275,928	100.0	273,097	100.0

Allowance for credit losses	(2,227)	(0.8)	(675)	(0.2)

Totals	$273,701	99.2	$272,422	99.8

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

The following table represents the mortgage loan allowance for credit losses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)

Balance, beginning of the period	$1,885	675	675	675
Provision January 1, 2020 for adoption of new accounting guidance	—	—	504	—
Provision during the period	342	—	1,048	—
Releases	—	—	—	—

Total ending allowance for credit losses	$2,227	675	2,227	675

The Company's direct investments in real estate are not a significant portion of its total investment portfolio and totaled approximately $34.3 million and $34.6 million at June 30, 2020 and December 31, 2019, respectively. The Company recognized operating income on real estate properties of approximately $1.5 million and $1.4 million for the first six months of 2020 and 2019, respectively.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables set forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of the date indicated:

	June 30, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale	$3,373,113	—	3,373,113	—
Equity securities	17,918	17,918	—	—
Derivatives, index options	66,738	—	—	66,738
Other invested assets	2	2	—	—

Total assets	$3,457,771	17,920	3,373,113	66,738

Policyholder account balances (a)	$87,573	—	—	87,573
Other liabilities (b)	5,497	—	—	5,497

Total liabilities	$93,070	—	—	93,070

During the three and six months ended June 30, 2020, the Company made no transfers into or out of Levels 1, 2 or 3.

	December 31, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale	$3,356,945	—	3,356,945	—
Equity securities	23,594	23,594	—	—
Derivatives, index options	157,588	—	—	157,588
Other invested assets	2	2	—	—

Total assets	$3,538,129	23,596	3,356,945	157,588

Policyholder account balances (a)	$155,902	—	—	155,902
Other liabilities (c)	15,301	—	—	15,301

Total liabilities	$171,203	—	—	171,203

(a)  Represents the fair value of certain product-related embedded derivatives that were recorded at fair value.
(b)  Represents the liability for share-based compensation.
(c)  Represents the liability for share-based compensation and the contingent consideration for businesses acquired.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present, by pricing source and fair value hierarchy level, the Company's assets that are measured at fair value on a recurring basis:

	June 30, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale:
Priced by third-party vendors	$3,373,113	—	3,373,113	—
Priced internally	—	—	—	—
Subtotal	3,373,113	—	3,373,113	—

Equity securities, available for sale:
Priced by third-party vendors	17,918	17,918	—	—
Priced internally	—	—	—	—
Subtotal	17,918	17,918	—	—

Derivatives, index options:
Priced by third-party vendors	66,738	—	—	66,738
Priced internally	—	—	—	—
Subtotal	66,738	—	—	66,738

Other invested assets:
Priced by third-party vendors	2	2	—	—
Priced internally	—	—	—	—
Subtotal	2	2	—	—

Total	$3,457,771	17,920	3,373,113	66,738

Percent of total	100.0%	0.5%	97.6%	1.9%

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

	For the Three Months Ended June 30, 2020
	Assets		Other Liabilities
	Derivatives, Index Options	Total Assets	Policyholder Account Balances	Stock Options	Contingent Consideration	Total Other Liabilities
	(In thousands)

Beginning balance, April 1, 2020	$24,335	24,335	61,625	3,081	4,174	68,880
Total realized and unrealized gains (losses):
Included in net earnings	40,243	40,243	23,790	2,444	(4,174)	22,060
Included in other comprehensive income	—	—	—	—	—	—
Purchases, sales, issuances and settlements, net:
Purchases	16,458	16,458	16,458	—	—	16,458
Sales	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Settlements	(14,298)	(14,298)	(14,300)	(28)	—	(14,328)
Transfers into (out of) Level 3	—	—	—	—	—	—

Balance at end of period	$66,738	66,738	87,573	5,497	—	93,070

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets/liabilities held at the end of the reporting period:
Net investment income	$62,328	62,328	—	—	—	—
Benefits and expenses	—	—	62,328	2,444	(4,174)	60,598

Total	$62,328	62,328	62,328	2,444	(4,174)	60,598

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the Three Months Ended June 30, 2019
	Assets		Other Liabilities
	Derivatives, Index Options	Total Assets	Policyholder Account Balances	Stock Options	Contingent Consideration	Total Other Liabilities
	(In thousands)

Beginning balance, April 1, 2019	$71,001	71,001	86,127	7,898	3,700	97,725
Total realized and unrealized gains (losses):
Included in net earnings	17,828	17,828	13,440	93	171	13,704
Included in other comprehensive income	—	—	—	—	—	—
Purchases, sales, issuances and settlements, net:
Purchases	19,030	19,030	19,030	—	—	19,030
Sales	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Settlements	(17,959)	(17,959)	(17,959)	—	—	(17,959)
Transfers into (out of) Level 3	—	—	—	—	—	—

Balance at end of period	$89,900	89,900	100,638	7,991	3,871	112,500

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets/liabilities held at the end of the reporting period:
Net investment income	$4,350	4,350	—	—	—	—
Benefits and expenses	—	—	4,350	93	171	4,614

Total	$4,350	4,350	4,350	93	171	4,614

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the Six Months Ended June 30, 2020
	Assets		Other Liabilities
	Derivatives, Index Options	Total Assets	Policyholder Account Balances	Stock Options	Contingent Consideration	Total Other Liabilities
	(In thousands)

Beginning balance, January 1, 2020	$157,588	157,588	155,902	11,225	4,076	171,203
Total realized and unrealized gains (losses):
Included in net earnings	(66,386)	(66,386)	(43,865)	(3,849)	(4,076)	(51,790)
Included in other comprehensive income	—	—	—	—	—	—
Purchases, sales, issuances and settlements, net:
Purchases	38,861	38,861	38,861	—	—	38,861
Sales	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Settlements	(63,325)	(63,325)	(63,325)	(1,879)	—	(65,204)
Transfers into (out of) Level 3	—	—	—	—	—	—

Balance at end of period	$66,738	66,738	87,573	5,497	—	93,070

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets/liabilities held at the end of the reporting period:
Net investment income	$(43,670)	(43,670)	—	—	—	—
Benefits and expenses	—	—	(43,670)	(3,849)	(4,076)	(51,595)

Total	$(43,670)	(43,670)	(43,670)	(3,849)	(4,076)	(51,595)

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the Six Months Ended June 30, 2019
	Assets		Other Liabilities
	Derivatives, Index Options	Total Assets	Policyholder Account Balances	Stock Options	Contingent Consideration	Total Other Liabilities
	(In thousands)

Beginning balance, January 1, 2019	$14,684	14,684	44,781	11,923	—	56,704
Total realized and unrealized gains (losses):
Included in net earnings	59,830	59,830	40,471	(1,410)	171	39,232
Included in other comprehensive income	—	—	—	—	—	—
Purchases, sales, issuances and settlements, net:
Purchases	36,622	36,622	36,622	—	—	36,622
Sales	—	—	—	—	—	—
Issuances	—	—	—	—	3,700	3,700
Settlements	(21,236)	(21,236)	(21,236)	(2,522)	—	(23,758)
Transfers into (out of) Level 3	—	—	—	—	—	—

Balance at end of period	$89,900	89,900	100,638	7,991	3,871	112,500

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets/liabilities held at the end of the reporting period:
Net investment income	$44,814	44,814	—	—	—	—
Benefits and expenses	—	—	44,814	(1,410)	171	43,575

Total	$44,814	44,814	44,814	(1,410)	171	43,575

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the valuation method for financial assets and liabilities categorized as level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

	June 30, 2020
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(In thousands)

Assets:
Derivatives, index options	$66,738	Broker prices	Implied volatility	12.96% - 53.69% (18.55%)

Total assets	$66,738

Liabilities:
Policyholder account balances	$87,573	Deterministic cash flow model	Projected option cost	0.0% - 31.12% (4.56%)
Share based compensation	5,497	Black-Scholes model	Expected term	1.5 to 9.4 years
			Expected volatility	31.72%
Total liabilities	$93,070

	December 31, 2019
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(In thousands)

Assets:
Derivatives, index options	$157,588	Broker prices	Implied volatility	13.10% - 19.90% (15.25%)

Total assets	$157,588

Liabilities:
Policyholder account balances	$155,902	Deterministic cash flow model	Projected option cost	0.0% - 17.55% (3.14%)
Share based compensation	11,225	Black-Scholes model	Expected term	1.9 to 10 years
			Expected volatility	22.19%
Contingent consideration on businesses acquired	4,076	Probabilistic Method	Discount rate	10.0%
			Projected renewal premium	$57.2 - $82.4 million ($71.9)
Total liabilities	$171,203

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

The carrying amounts and fair values of the Company's financial instruments are as follows:

	June 30, 2020
			Fair Value Hierarchy Level
	Carrying Values	Fair Values	Level 1	Level 2	Level 3
	(In thousands)
ASSETS
Debt securities held to maturity	$6,898,842	7,432,702	—	7,432,702	—
Debt securities available for sale	3,373,113	3,373,113	—	3,373,113	—

Cash and cash equivalents	450,703	450,703	450,703	—	—
Mortgage loans	273,701	272,336	—	—	272,336
Real estate	34,298	48,547	—	—	48,547
Policy loans	76,811	132,257	—	—	132,257
Other loans	18,064	18,365	—	—	18,365
Derivatives, index options	66,738	66,738	—	—	66,738
Equity securities	17,918	17,918	17,918	—	—
Life interest in Libbie Shearn Moody Trust	9,230	12,775	—	—	12,775
Other investments	4,515	22,582	2	—	22,580

LIABILITIES
Deferred annuity contracts	$6,755,394	5,511,416	—	—	5,511,416
Immediate annuity and supplemental contracts	403,856	455,875	—	—	455,875
Contingent consideration on businesses acquired	—	—	—	—	—

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

The tables below present the fair value of derivative instruments as of June 30, 2020 and December 31, 2019, respectively.

	June 30, 2020
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments

Equity index options	Derivatives, Index Options	$66,738

Fixed-index products			Universal Life and Annuity Contracts	$87,573

Total		$66,738		$87,573

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

The table below presents the effect of derivative instruments in the Condensed Consolidated Statements of Earnings (Loss) for the three months ended June 30, 2020 and 2019.

		June 30, 2020	June 30, 2019
Derivatives Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized In Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		(In thousands)

Equity index options	Net investment income (loss)	$40,243	17,828

Fixed-index products	Universal life and annuity contract interest	(23,790)	(13,439)

		$16,453	4,389

The table below presents the effect of derivative instruments in the Condensed Consolidated Statements of Earnings (Loss) for the six months ended June 30, 2020 and 2019.

		June 30, 2020	June 30, 2019
Derivatives Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized In Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		(In thousands)

Equity index options	Net investment income	$(66,386)	59,830

Fixed-index products	Universal life and annuity contract interest	43,865	(40,470)

		$(22,521)	19,360

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The embedded derivative liability, the change of which is recorded in universal life and annuity contract interest in the Condensed Consolidated Statements of Earnings (Loss), includes projected interest credits that are offset by the expected collectability by the Company of asset management fees on fixed-index products. The anticipated asset management fees to be collected increases or decreases based upon the most recent performance of index options and adds to or reduces the offset applied to the embedded derivative liability (increasing or decreasing contract interest expense). For the three months ended June 30, 2020 and 2019, the change in the embedded derivative liability due to the expected collectability of asset management fees increased/(decreased) contract interest expense by $(3.7) million and $(4.7) million, respectively. For the six months ended June 30, 2020 and 2019, contract interest expense was increased/(decreased) by $25.6 million and $(20.3) million, respectively, for the expected collectability of asset management fees. Beginning in the second quarter of 2020, the Company changed its budget for purchasing options to match the collection of asset management fees with the payoff from out of the money options, thereby removing the option premium currently being paid for the probability or expectation of collecting asset management fees ("out of the money" hedging). As the current one year options outstanding expire and are replaced by out of the money hedges, the embedded derivative liability component due to the projected collectability of asset management fees will be eliminated.

(12) BUSINESS COMBINATIONS

Effective January 31, 2019, the Company acquired Ozark National and NIS following the receipt of regulatory approvals. NWLGI and National Western paid cash in an aggregate amount of approximately $205.4 million in exchange for all of the outstanding stock of Ozark National (wholly owned by National Western) and NIS (wholly owned by NWLGI). In addition to the cash price paid, National Western recorded a contingent liability for an "earn-out payment" based upon the subsequent persistency of Ozark National's acquired in force business achieving thresholds as specified in the Stock Purchase Agreement ("Agreement"). The earn-out payment to the seller per the Agreement had a maximum limit of $5.0 million. Using a probabilistic method for valuing contingent consideration, the Company at January 31, 2019 recorded a liability of $3.7 million representing the estimated fair value of the additional consideration estimated to be paid as part of the acquisition. The contingent consideration was revalued during the earn-out term using the same probabilistic method and had a fair value of $4.1 million as of December 31, 2019. Changes in the fair value during year ended December 31, 2019 were recorded through Other operating expenses.

During the quarter ended June 30, 2020, the Company and and the Seller executed an agreement under which the parties agreed that the Company had fulfilled its payment obligation under the Stock Purchase Agreement executed October 3, 2018. As a result, the Company reversed the contingent earn-out liability balance of $4.2 million recorded at March 31, 2020 and reflected this amount in Other revenues.

In addition to the purchase price, the Company incurred $3.3 million of acquisition-related costs. In accordance with GAAP, these costs are included in Other operating expenses in the Condensed Consolidated Statements of Earnings (Loss) for the six months ended June 30, 2019 and are not considered part of the purchase price.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

January 31, 2019
Fair value
Assets	(In thousands)

Debt securities held to maturity	$261,059
Debt securities available for sale	400,719
Policy loans	28,128
Real estate	4,600
Cash and cash equivalents	16,275
Accrued investment income	6,116
Value of business acquired	145,768
Reinsurance recoverables	21,895
Other intangible assets	9,600
Other assets acquired	12,075
Total assets acquired	906,235

Liabilities
Traditional life reserves	691,297
Other policyholder liabilities	13,867
Other liabilities acquired	5,840
711,004

Net identifiable assets acquired	195,231
Goodwill	13,864
Net assets acquired	$209,095

Identifiable Intangible Assets

The following table presents the fair value of identifiable intangible assets acquired at January 31, 2019:

	Fair Value	Weighted-Average Amortization Period
	(In thousands)

Trademarks / trade names	$2,800	15
Internally developed software	3,800	7
Insurance licenses	3,000	NA
	$9,600

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The gross carrying amounts and accumulated amortization for each specifically identifiable intangible asset were as follows.

	June 30, 2020			December 31, 2019
	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(In thousands)

Trademarks/trade names	15	$2,800	(264)	2,800	(171)
Internally developed software	7	3,800	(769)	3,800	(498)
Insurance licenses (1)	N/A	3,000	—	3,000	—

		$9,600	(1,033)	9,600	(669)

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

	June 30,	December 31,
	2020	2019
	(In thousands)

Balance, beginning of year	$138,071	—
Business acquired	—	145,768
Amortization:
Amortization, excluding unlocking	(3,801)	(7,697)

Balance as of end of period	$134,270	138,071

Estimated future amortization of VOBA, net of interest (in thousands), as of June 30, 2020, is as follows:

Expected Amortization
(In thousands)

Remainder of 2020	$3,218
2021	$6,107
2022	$5,797
2023	$5,528
2024	$5,287
Goodwill
The changes in the carrying amount of goodwill (in thousands) were as follows:

	June 30,	December 31,
	2020	2019
	(In thousands)

Gross goodwill as of beginning of year	$13,864	—
Goodwill resulting from business acquisition	—	13,864
Gross goodwill, before impairments	13,864	13,864
Accumulated impairment as of beginning of year	—	—
Current year impairments	—	—

Net goodwill as of end of period	$13,864	13,864

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Due to the severe change in economic climate as a result of the COVID-19 pandemic, the Company evaluated the goodwill balance for potential impairment as of June 30, 2020 and determined that there was evidence to support not impairing the balance.
Financial Information

Subsequent to the acquisition date of January 31, 2019, Ozark National and NIS total revenues of $48.4 million and net earnings of $7.2 million were included in Condensed Consolidated Statements of Earnings (Loss) for the six month period ended June 30, 2019. Their results for segment reporting purposes are combined in the Acquired Businesses segment.

The following unaudited comparative pro forma total revenues and net earnings represent Condensed Consolidated Results of Operations for the Company which assume amounts estimated had the acquisition of Ozark National and NIS by the Company been effective January 1, 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)

Total revenues	$216,015	192,685	268,503	420,268

Net earnings (loss)	$48,413	33,696	46,351	75,328

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information contained herein or in other written or oral statements made by or on behalf of National Western Life Group, Inc. and its subsidiaries (the "Company") are or may be viewed as forward-looking. Although the Company has taken appropriate care in developing any such information, forward-looking information involves risks and uncertainties that could significantly impact actual results. These risks and uncertainties include, but are not limited to, matters described in the Company's Securities and Exchange Commission (SEC) filings such as exposure to market risks, anticipated cash flows or operating performance, future capital needs, and statutory or regulatory related issues. However, as a matter of policy, the Company does not make any specific projections as to future earnings, nor does it endorse any projections regarding future performance that may be made by others. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments. Also, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments, or otherwise.

Management's discussion and analysis of the financial condition and results of operations (“MD&A”) of National Western Life Group, Inc. ("NWLGI") for the three and six months ended June 30, 2020 follows. Where appropriate, discussion specific to the insurance operations of National Western Life Insurance Company is denoted by "National Western" or "NWLIC". This discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related notes beginning on page 3 of this report and with the 2019 Annual Report filed on Form 10-K with the SEC.

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

Overview

National Western provides life insurance products for the savings and protection needs of policyholders and annuity contracts for the asset accumulation and retirement needs of contract holders. The Company accepts funds from policyholders or contract holders and establishes a liability representing future obligations to pay the policy or contract holders and their beneficiaries. To ensure the Company will be able to pay these future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed income securities.

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

The Company monitors these factors continually as key business indicators. The discussion that follows in this Item 2 includes these indicators and presents information useful to an overall understanding of the Company's business performance for the six months ended June 30, 2020, incorporating required disclosures in accordance with the rules and regulations of the SEC.

Insurance Operations - Domestic

National Western is currently licensed to do business in all states, except New York, and the District of Columbia. Products marketed are annuities, universal life insurance, fixed-index universal life, and traditional life insurance, which include both term and whole life products. Domestic sales in terms of premium levels have historically been more heavily weighted toward annuities. Most of these annuities can be sold either as tax qualified or non-qualified products. More recently, a greater proportion of sales activity has been derived from single premium life insurance products, predominantly those with an equity-index crediting mechanism. Presently, nearly all of National Western's domestic life premium sales come from single premium life products. At June 30, 2020, National Western maintained approximately 115,900 annuity contracts in force and 47,000 domestic life insurance policies in force representing over $3.4 billion in face amount of coverage.

National Western markets and distributes its domestic products primarily through independent national marketing organizations ("NMOs"). These NMOs assist the Company in recruiting, contracting, and managing independent agents. National Western's agents are independent contractors who are compensated on a commission basis. It currently has approximately 28,200 domestic independent agents contracted.

Although reported separately for segment disclosure purposes, effective January 31, 2019, domestic insurance operations include the activities of Ozark National. Ozark National is a Missouri domiciled, stock life insurance company currently licensed to conduct business in thirty states. Organized and incorporated in 1964, its largest markets by state are Missouri, Iowa, Minnesota, Nebraska, and Kansas. Ozark National utilizes a unique distribution system to market its flagship Balanced Program which consists of a coordinated sale of a non-participating whole life insurance product with a mutual fund investment product offered through its affiliated broker-dealer, NIS. Due to Ozark National's coordinated sale their agents hold a securities license in addition to an insurance license. At June 30, 2020, Ozark National maintained approximately 181,000 life insurance policies in force representing over $6.1 billion in face amount of coverage.

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

Issuing universal life and traditional life insurance policies to residents of countries in these different regions had provided diversification that helped to minimize large fluctuations that could arise due to various economic, political, and competitive pressures occurring from one country to another. These policies also provided diversification of earnings relative to the Company's domestic life insurance segment. The Company continues to service and maintain a block of international policies in force. At June 30, 2020, National Western had approximately 47,600 international life insurance policies in force representing $12.9 billion in face amount of coverage.

There were some inherent risks of accepting international applications which are not present within the domestic market that were reduced substantially by the Company in several ways. As previously described, National Western accepted applications from foreign nationals of other countries in upper socioeconomic classes who had substantial financial resources. This targeted customer base, coupled with National Western's conservative underwriting practices, have historically resulted in claims experience, due to natural causes, similar to that in the United States. The Company has minimized exposure to foreign currency risks by requiring payment of premiums and claims in United States dollars. In addition, the Company adopted an extensive anti-money laundering compliance program in order to fully comply with all applicable U.S. monitoring and reporting requirements pertaining to money laundering and other illegal activities. All of the above served to minimize risks.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands)

Single premium life	$37,052	40,257	84,947	75,567
Traditional life	493	1,760	1,341	2,651
Universal life	5	88	6	93

Totals	$37,550	42,105	86,294	78,311

Life insurance sales, as measured by total and annualized first year premiums, decreased 11% in the second quarter of 2020 as compared to the second quarter of 2019 reflecting the industry-wide contraction in new sales activity due to the COVID-19 pandemic. Sales for the three months ended June 30, 2020, included $0.5 million from Ozark National representing their traditional life sales activity. This amount is a decline from $1.7 million in sales achieved in the second quarter of 2019 indicative of Ozark National's business model which is heavily dependent upon in person contact for agent recruiting and obtaining applications for coverage from prospective policyholders. For the six months ended June 30, 2020, total life insurance sales increased 10% from the level in 2019 representative of the strong sales momentum incurred in the first quarter prior to the impacts of the COVID-19 social distancing protocols. Included in these six month amounts were $1.3 million and $2.5 million in sales from Ozark National for 2020 and 2019, respectively.

National Western's life insurance product portfolio includes single premium universal life ("SPUL") and equity-index universal life ("EIUL") products as well as hybrids of the EIUL and SPUL products, combining features of these core products. Equity-index universal life products have been the predominant product sold in the domestic life market for a number of years. Most of these sales are single premium mode products (one year, five year, or ten year) designed for transferring accumulated wealth tax efficiently into life insurance policies with limited underwriting due to lesser net insurance amounts at risk (face amount of the insurance policy less cash premium contributed). These products were designed and implemented years ago targeting the accumulated savings of the segment of the population entering their retirement years. The wealth transfer life products have been valuable offerings for the Company's distributors as evidenced by their comprising 98% of total life sales in the first six months of 2020.
The average new policy face amounts, excluding insurance riders, since 2016 are as shown in the following table.

	Average New Policy Face Amount
	NWLIC Domestic	Ozark National	NWLIC International

Year ended December 31, 2016	149,200	—	327,300
Year ended December 31, 2017	148,100	—	299,300
Year ended December 31, 2018	162,600	—	290,900
Year ended December 31, 2019	179,900	45,200	—
Six Months Ended June 30, 2020	188,400	45,000	—

Contracts issued to international residents historically had larger face amounts of life insurance coverage per policy compared to those issued to domestic policyholders. The Company's efforts were directed toward accepting applications from upper socioeconomic residents of international countries. National Western's average face amount of insurance coverage per policy for domestic life insurance contracts has exhibited an upward trend reflecting the shift in sales toward single premium life products, primarily fixed-index, as part of its wealth transfer strategy for domestic life sales.

The table below sets forth information regarding life insurance in force for each date presented.

	Insurance In Force as of
	June 30,	December 31,
	2020	2019
	($ in thousands)

National Western

Universal life:
Number of policies	32,280	33,760
Face amounts	$4,518,300	4,746,100

Traditional life:
Number of policies	27,140	28,400
Face amounts	$2,515,390	2,671,120

Fixed-index life:
Number of policies	35,190	36,170
Face amounts	$9,307,610	9,635,810

Total life insurance:
Number of policies	94,610	98,330
Face amounts	$16,341,300	17,053,030

Ozark National

Total life insurance (all traditional):
Number of policies	181,130	183,380
Face amounts	$6,129,030	6,246,800

At June 30, 2020, National Western’s face amount of life insurance in force was comprised of $12.9 billion from the international line of business and $3.4 billion from the domestic line of business. At December 31, 2019, these amounts were $13.7 billion and $3.4 billion for the international and domestic lines of business, respectively.

Annuities

The following table sets forth information regarding the Company's annuity sales activity as measured by single and annualized first year premiums. Similar to life insurance sales, these figures are considered a non-GAAP financial measure but are shown in accordance with industry practice and depict National Western's sales productivity.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)

Fixed-index annuities	$70,984	55,395	145,737	115,618
Other deferred annuities	2,140	4,718	3,600	7,849
Immediate annuities	6,218	1,295	8,721	1,733

Totals	$79,342	61,408	158,058	125,200

Annuity sales increased 29% in the second quarter of 2020 compared to 2019 and were 26% higher in the six months ended June 30, 2020 relative to the comparable period in 2019. The increased sales activity, in the midst of the COVID-19 pandemic, reflects National Western's addition of new marketing personnel during the second half of 2019 and an expansion of sales and marketing initiatives in this line of business.

The Company's mix of annuity sales has historically shifted with interest rate levels and the relative performance of the equity market. With the decline in interest rates subsequent to the subprime crisis, fixed-index products have comprised the majority of annuity sales generally accounting for 90% or more of all annuity sales the past several years. During the first six months of 2020, this percentage approximated 92% reflecting the ongoing bull market run in equities since bottoming out in 2009 in combination with historically low levels in interest rates. For all fixed-index products, the Company purchases over the counter call options to hedge the equity return feature. The options are purchased relative to the issuance of the annuity contracts in such a manner to minimize timing risk. Generally, the index return during the indexing period (if the underlying index increases) becomes a component in a formula (set forth in the annuity), the result of which is credited as interest to contract holders electing the index formula crediting method at the beginning of the indexing period. The formula result can never be less than zero with these products. The Company does not deliberately mismatch or under hedge for the equity feature of the products. Fixed-index products also provide the contract holder the alternative to elect a fixed interest rate crediting option.

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

Two subsequent regulatory events served to further limit annuity sales activity. The first was the Department of Labor's "fiduciary rule" on standards for retirement investment advice in 2017. The uncertainty associated with the timing and ultimate requirements of the rule served to decrease activity for annuity sales incorporating qualified funds as insurance carriers, marketing organizations, and independent distributors sought to develop strategies for operating under the proposed fiduciary rule guidelines. The Department of Labor's rule was ultimately vacated in 2018 at the appellate court level but continued to impact the industry's approach to annuity sales. The second regulatory change impacting the level of annuity sales occurred when the state of California mandated more restrictive annuity product features for policies sold in the state. This required National Western, and other annuity carriers, to refile products complying with the new standards for state approval. California regulators were slow to process and approve product filings received from insurance carriers in the aftermath of imposing these restrictive product features thus eliminating a key market for annuity sales for an extended period of time and disrupting distributor relationships.

In addition to the above, National Western, similar to other annuity product providers, faced a scenario of declining yields on its investment portfolio as securities backing annuity policies and their credited rates were subsequently reinvested at substantially lower yields in the depressed interest rate environment. The compression on interest rate margins resulted in decrements to fixed interest rate renewal rates provided to annuity contractholders often to the minimum interest rate guarantee levels prescribed by state insurance regulators under non-forfeiture laws. The low renewal interest crediting rates discouraged repeat sales to existing clients and prompted a movement toward competitor annuities that offered multi-year interest rate guarantees.

As a result of the foregoing, the Company initiated rebuilding of sales momentum in its annuity sales. In the latter half of 2019, it added to its marketing staff individuals with extensive experience and expertise in annuity production in the life insurance industry and began developing products targeting new channels of distribution in addition to its current partnerships with national marketing organizations.

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

The following table sets forth information regarding annuities in force for each date presented.

	Annuities In Force as of
	June 30,	December 31,
	2020	2019
	($ in thousands)

Fixed-index annuities
Number of policies	69,130	70,790
GAAP annuity reserves	$5,296,332	5,467,786

Other deferred annuities
Number of policies	34,630	36,550
GAAP annuity reserves	$1,318,814	1,420,237	(1)

Immediate annuities
Number of policies	12,170	12,530
GAAP annuity reserves	$355,313	349,389

Total annuities
Number of policies	115,930	119,870
GAAP annuity reserves	$6,970,459	7,237,412

(1) Revised to correct for an adjustment related to the understatement of reserve liabilities of $15.0 million. See Note (1) Consolidation and Basis of Presentation in the accompanying Notes to Condensed Consolidated Financial Statements included in this report.

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

While the morbidity exposure of COVID-19 to the life insurance industry is uncertain at this point, it is not expected to result in significant excess mortality claims. The Company has incurred just over $1 million in net death claims for which COVID-19 was identified as the cause of death. The biggest near-term risk to life insurance companies has been the decline in value of invested assets due to downgrades in credit market securities, derivative investments experiencing fair value declines resulting in unrealized losses, impairment-related losses or sizable additions being made to the allowance for current credit expected losses in financial statements. Consequently, there has been balance sheet asset deterioration, charges to capital, and lower reported earnings.

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

Consolidated Operations

Premiums and other revenues. The following details Company revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)

Universal life and annuity contract charges	$36,869	36,910	72,175	74,863
Traditional life premiums	22,741	23,810	46,263	41,393
Net investment income (excluding derivatives)	105,451	110,596	198,601	219,925
Other revenues	7,586	3,966	11,240	10,379
Derivative gain (loss)	40,243	17,828	(66,386)	59,830
Net realized investment gains (losses)	3,125	(425)	6,610	4,204

Total revenues	$216,015	192,685	268,503	410,594

Universal life and annuity contract charges - Revenues for universal life and annuity contracts were lower for the first six months in 2020 compared to 2019 with the component sources shown below. Revenues for universal life and annuity products consist of policy charges for the cost of insurance, administration charges, surrender charges assessed against policyholder account balances, and amortization of deferred premium loads less reinsurance premiums, as shown in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)

Contract Revenues:
Cost of insurance and administrative charges	$30,706	31,146	62,147	62,331
Surrender charges	7,577	8,926	15,027	16,975
Other charges	2,506	1,306	3,339	4,437
Gross contract revenues	40,789	41,378	80,513	83,743

Reinsurance premiums	(3,920)	(4,468)	(8,338)	(8,800)

Net contract revenues	$36,869	36,910	72,175	74,943

Cost of insurance charges were $24.6 million in the quarter ended June 30, 2020 compared to $25.5 million in the second quarter of 2019, and were $49.6 million for the six months ended June 30, 2020 compared to $51.3 million for the same period in 2019. Cost of insurance charges typically trend with the size of the universal life insurance block in force and the amount of new business issued during the period. The volume of universal life insurance in force at June 30, 2020 declined to $13.8 billion from approximately $14.4 billion at December 31, 2019 and $15.6 billion at December 31, 2018. Administrative charges pertaining to new business issued increased to $6.1 million for the three months ended June 30, 2020 from $5.6 million for the same period in 2019, and to $12.5 million for the first six months of 2020 compared to $11.0 million for the first six months of 2019, reflecting higher sales activity in the current periods.

Surrender charges assessed against policyholder account balances upon withdrawal decreased in the first three and six months of 2020 versus the comparable prior year periods. While the Company earns surrender charge income that is assessed upon policy terminations, the Company's overall profitability is enhanced when policies remain in force and additional contract revenues are realized and the Company continues to make an interest rate spread equivalent to the difference it earns on its investments and the amount that it credits to policyholders. In the first three and six months of 2020, lapse rates on annuity and universal life products were higher than the prior year periods. However, surrender charge income recognized is also dependent upon the duration of policies at the time of surrender (i.e. later duration policy surrenders have lower surrender charges assessed and earlier policy surrenders having a higher surrender charge assessed). The lower surrender charge revenue reflects later duration policies terminating having lower surrender charges.

Other charges include the net amortization into income of the premium load on single premium life insurance products which is deferred at the inception of the policy. The amount of income recognized in a period reflects the excess of amortization of prior period deferrals over current period deferrals. As these products have become a substantial portion of domestic life insurance sales, the amortization of accumulated deferrals has surpassed current period premium loads deferred for several years. The increase in net amortization into revenue in the second quarter of 2020 as compared to 2019 reflects the higher levels of sales achieved of these products in prior period resulting in an increased amount of amortization over current premium loads being deferred.

Traditional life premiums - Traditional life premiums include the activity of Ozark National. Ozark National's principal product is a non-participating whole life insurance policy with premiums remitted primarily on a monthly basis. The product is sold in tandem with a mutual fund investment product offered through its broker-dealer affiliate, NIS. Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period. A sizable portion of National Western's traditional life business resided in the International Life segment. However, National Western's overall life insurance sales focus has historically been primarily centered around universal life products. The addition of Ozark National's business of repetitive paying permanent life insurance adds an important complement to National Western's life insurance sales. Included in the amount for the quarter ended June 30, 2020 is $18.8 million of life insurance renewal premium from Ozark National compared to $18.6 million in the second quarter of 2019. For the six months ended June 30, 2020 and 2019, the Ozark National life insurance renewal premium amounts were $37.6 million and $31.6 million, respectively. Universal life products, especially National Western's equity indexed universal life products, which offer the opportunity for consumers to acquire life insurance protection and receive credited interest linked in part to an outside market index, have been the more popular product offerings in the Company's markets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)

Gross investment income:
Debt and equities	$97,581	101,627	184,079	205,551
Mortgage loans	2,921	2,823	5,625	6,175
Policy loans	757	829	1,635	1,707
Short-term investments	565	644	1,698	1,209
Other invested assets	4,264	5,249	6,945	6,583

Total investment income	106,088	111,172	199,982	221,225
Less: investment expenses	637	576	1,381	1,300

Net investment income (excluding derivatives)	105,451	110,596	198,601	219,925
Derivative gain (loss)	40,243	17,828	(66,386)	59,830

Net investment income (loss)	$145,694	128,424	132,215	279,755

For the six months ended June 30, 2020, debt and equity securities generated approximately 93% of total net investment income, excluding derivative gain (loss). The Company's strategy is to invest substantially all of its cash flows in fixed debt securities within its guidelines for credit quality, duration, and diversification. National Western's debt and equity securities investment income continues to experience higher yielding debt securities maturing or being called by borrowers and being replaced with lower yielding securities in the current interest rate environment. Investment yields on new bond purchases during the first six months of 2020 approximated 3.88% as compared to the 4.06% yield achieved during the full year 2019. During the second quarter of 2020, interest rate levels were relatively level with the ten-year treasury bond falling one basis point. Widening credit spreads early in the second quarter along with the ongoing strategy of purchasing slightly longer duration securities helped to partially offset the low rate rate environment. National Western's weighted average portfolio yield was 3.74% at June 30, 2020 declining from 3.78% at December 31, 2019. Ozark National's weighted average portfolio yield at June 30, 2020 was 3.68%.

Changes in fair values of equity securities are included in net investment income in the Condensed Consolidated Statements of Earnings (Loss). For the three months ended June 30, 2020 and 2019, unrealized gains of $1.8 million and $0.3 million, respectively, are included in investment income. For the six months ended June 30th, unrealized losses of $4.1 million in 2020 are netted in investment income while unrealized gains of $1.9 million are included in investment income in the same period for 2019. The carrying value of the Company's portfolio of equity securities was $17.9 million at June 30, 2020.

The Company's mortgage loan activity in the first half of 2020 was impacted by the pandemic crisis and the low interest rate levels which subsequently materialized. This environment slowed down the underwriting of new loan applications until clarity regarding the impacts of closing down the economy upon commercial real estate became available. The portfolio balance increased to $273.7 million at June 30, 2020 from $272.4 million at December 31, 2019. During the six months ended June 30, 2020 the Company originated new mortgage loans in the amount of $10.4 million compared to $33.2 million in the comparable period of 2019.

As disclosed in the accompanying Notes to Condensed Consolidated Financial Statements included in this report, the Company adopted new accounting guidance pertaining to current expected credit losses on financial instruments ("CECL"). The adoption as of January 1, 2020 was reported as a change in accounting with initial balances recorded and charged to retained earnings. In the quarter ended March 31, 2020, an additional $3.4 million was added to the initial allowance and recorded as a reduction of investment income during the period. Remeasurement of the CECL allowance as of June 30, 2020 resulted in an increase in the allowance of $2.7 million for the six months ended June 30, 2020 and a decrease in allowance of $0.8 million for the three months ended June 30, 2020 which are included in gross investment income. The year-to-date allowance increase is allocated $1.6 million for debt securities held to maturity and $1.1 million for mortgage loans.

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

	Six Months Ended June 30,
	2020	2019
	(In thousands)

Excluding derivatives:
Net investment income (loss)	$198,601	219,925
Average invested assets, at amortized cost	$10,979,385	10,941,405
Annual yield on average invested assets	3.62%	4.02%

Including derivatives:
Net investment income (loss)	$132,215	279,755
Average invested assets, at amortized cost	$11,091,548	10,993,697
Annual yield on average invested assets	2.38%	5.09%

The decline in average invested asset yield, excluding derivatives, for the first six months of 2020 is due to the Company continuing to obtain low yields on newly invested cash flows as higher yielding assets mature or are called, the current period mark-to-market unrealized loss on equity securities, and the current period allowance for expected credit losses.

The average yield on bond purchases during the six months ended June 30, 2020 to fund National Western insurance operations was 3.88% representing a 2.29% spread over treasury rates. The weighted average quality of new purchases during the first six months of 2020 was "BBB+" which was slightly higher than the "BBB" average quality of new investments in 2019. The composite duration of purchases during the first six months of 2020 was longer than that of purchases made in previous years as the Company purchased a higher proportion of investments for its life insurance line of business which has a longer liability duration than that of the annuity line of business. The Company's general investment strategy is to purchase debt securities with maturity dates approximating ten years in the future. Accordingly, an appropriate measure for benchmarking the direction of interest rate levels for the Company's debt security purchases is the ten year treasury bond rate. After ending 2019 at a rate of 1.92%, the daily closing yield of the ten-year treasury bond ranged from a low of 0.54% to a high of roughly 1.88% during the first six months of 2020 finishing the period at 0.66%.

The pattern in average invested asset yield, including derivatives, incorporates increases and decreases in the fair value of index options purchased by National Western to support its fixed-index products. Fair values of the purchased call options recorded a net loss during the first six months of 2020 while recording a gain during the first six months of 2019, corresponding to the movement in the S&P 500 Index during these periods (the primary index the fixed-index products employ). Refer to the derivatives discussion below for a more detailed explanation.

Other revenues - Other revenues primarily pertain to NIS, the broker-dealer affiliate of Ozark National; the operations of Braker P III ("BP III"), a subsidiary created at the end of 2016 to own and manage a commercial office building BP III acquired; and the Company's previously owned two nursing home operations in Reno, Nevada and San Marcos, Texas.

Revenues associated with NIS were $2.3 million and $2.2 million in the quarter ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020 and 2019, NIS revenues were $4.7 million and $3.6 million, respectively. NIS revenues in the first six months of 2019 were for the period subsequent to its acquisition effective January 31, 2019.

Revenues associated with BP III were $1.1 million and $1.2 million in the quarter ended June 30, 2020 and 2019, respectively, and $2.3 million and $2.0 million in the first six months of 2020 and 2019, respectively. The increased revenues in 2020 reflect tenant leases that were subsequently entered into. The facility is currently fully leased.

The Company closed on the sale of its Reno nursing home operations effective February 1, 2019 and on the sale of its San Marcos nursing home operations effective May 1, 2019. Revenues of $4.4 million in the first six months of 2019 include Reno and San Marcos operating revenues up to their respective sales dates. In addition, net gains from the sale of personal property and equipment at the Reno facility of $1.4 million are included in 2019 revenues.

The Company's acquisition of Ozark National (by National Western) included a contingent payment provision that was dependent upon the subsequent persistency of Ozark National's in force block of business that was acquired. The Company had been progressively accruing for this potential obligation in its financial statements. Prior to the end of the quarter ended June 30, 2020, the Company executed an agreement with the seller under which both parties agreed that the Company had fulfilled its payment obligation under the Stock Purchase Agreement executed October 3, 2018. Consequently, the Company reversed the contingent payment amounts previously accrued. These amounts were recognized as Other revenues in the amounts of $4.2 million and $4.1 million in the three and six months ended June 30, 2020, respectively.

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

Gains and losses from index options are substantially due to changes in equity market conditions. Index options are intended to act as hedges to match the returns on the product's underlying reference index and the rise or decline in the index relative to the index level at the time of the option purchase which causes option values to likewise rise or decline. As income from index options fluctuates with the underlying index, the contract interest expense to policyholder accounts for the Company's fixed-index products also fluctuates in a similar manner and direction. For the three and six months ended June 30, 2020 and 2019, the Company recorded realized and unrealized gains/(losses) from index options as shown below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)

Derivatives:
Unrealized gain (loss)	$44,975	21,770	(93,152)	82,870
Realized gain (loss)	(4,732)	(3,942)	26,766	(23,040)

Total gain (loss) included in net investment income	$40,243	17,828	(66,386)	59,830

Total contract interest	$61,772	60,139	33,746	141,055

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

The financial statement investment spread, the difference between investment income and interest credited to contractholders, is subject to variations from option performance during any given period. For example, many of the Company's equity-index annuity products provide for the collection of asset management fees. These asset management fees are assessed when returns on expiring options are positive, and they are collected prior to passing any additional returns above the assessed management fees to the policy contractholders. During periods of positive returns, the collected asset management fees serve to increase the financial statement spread by increasing option realized gains reported as investment income in an amount greater than interest credited to policy contractholders which is reported as contract interest expense. Asset management fees collected in the first six months of 2020 and 2019 were approximately $17.9 million and $7.6 million, respectively. For the three months ended June 30, 2020 and 2019, asset management fees collected were $7.8 million and $5.9 million, respectively.

Net realized investment gains (losses) - Realized gains (losses) on investments include proceeds from bond calls, sales and impairment write-downs as well as gains and losses on the sale of real estate property. The net gains reported for the six months ended June 30, 2020 consisted of gross gains of $6.6 million offset by gross losses of $0.0 million. The net gains reported for the six months ended June 30, 2019 consisted of gross gains of $12.2 million offset by gross losses of $8.0 million. Included in gross gains in 2019 is $5.7 million from the sale of land and building associated with the nursing home in Reno, Nevada and a $3.2 million gain on the sale of the Company's former home office facility. Gross losses during the first six months of 2019 include a $5.9 million other-than-temporary impairment of a debt security and a $2.0 million loss on the building pertaining to the San Marcos, Texas nursing home which was sold during the period.

Prior to January 1, 2020 and the adoption of the new accounting guidance on current expected credit losses, the Company recorded impairment write-downs when a decline in value was considered to be other-than-temporary and full recovery of the investment was not expected. Impairments due to credit factors were recorded in the Company's Condensed Consolidated Statements of Earnings (Loss) while non-credit (liquidity) impairment losses were included in Condensed Consolidated Statements of Comprehensive Income (Loss). Under the new accounting guidance, credit loss allowances for available for sale debt securities are recorded following the same process previously applied for impairment accounting. Credit loss allowances are recorded through net investment income in the Condensed Consolidated Statements of Earnings (Loss). Impairment or valuation write-downs recorded prior to January 1, 2020 in the Company’s Condensed Consolidated Statement of Earnings (Loss) were completed under accounting guidance prior to the adoption of the accounting standard update 2016-13, Financial Instruments-Credit Losses. Such impairments related to bonds and totaled $5.9 million for the three and six months ended June 30, 2019.

The Company had recorded an impairment of $2.2 million during the first quarter of 2019 on real estate property associated with its nursing home operations in San Marcos, Texas based upon a pending agreement to sell the operations. Upon closing of the sale in the second quarter of 2019, a realized loss of $2.0 million was recognized and the impairment allowance reversed.

Benefits and Expenses. The following table details benefits and expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)

Life and other policy benefits	$33,431	33,657	67,065	61,846
Amortization of deferred policy acquisition costs and value of business acquired	31,100	31,411	61,137	63,575
Universal life and annuity contract interest	61,772	60,139	33,746	141,055
Other operating expenses	29,154	25,334	48,976	51,383

Totals	$155,457	150,541	210,924	317,859

Life and other policy benefits - Death claim benefits, the largest component of policy benefits, were $30.2 million in the first six months of 2020 compared to $30.8 million for the first six months of 2019. Of the amount included in the six months ended June 30, 2020, $14.3 million was associated with National Western business and $15.9 million pertained to Ozark National. In the six months of 2019, these amounts were $15.9 million and $14.9 million for National Western and Ozark National, respectively. Death claim amounts are subject to variation from period to period. For the first six months of 2020, the number of National Western life insurance claims increased 21% from the comparable period in 2019 while the average dollar amount per net claim decreased to $36,000 from approximately $44,000. The increase in number of claims reflects additional claims reported through National Western's periodic search of the Social Security Administration's Master Death Claim database which was conducted in the first quarter of 2020. National Western's overall mortality experience has generally been consistent with or better than its product pricing assumptions. The average net claim for Ozark National during the 2020 and 2019 six-month periods was $14,700 and $16,500, respectively. Mortality exposure is managed through reinsurance treaties under which National Western's retained maximum net amount at risk on any one life is capped at $500,000. Ozark National's retained maximum net amount at risk is capped at $200,000 under its reinsurance treaties with limited exceptions related to the conversion of child protection and guaranteed insurability riders.

Both National Western and Ozark National have established specific coding to track the death claim experience associated with COVID-19. During the six months ended June 30, 2020, National Western had incurred 19 death claims on life insurance policies in which the reported cause of death was due to the coronavirus (COVID-19) totaling a net claim amount (after reinsurance) of $906,000. During the same period, Ozark National incurred 18 confirmed COVID-19 death claims aggregating to a net claim amount of $189,000. The COVID-19 claim activity is included in the claim disclosures made in the preceding paragraph.

Life and other policy benefits also includes policy liabilities held associated with the Company's traditional life products, including riders such as the guaranteed minimum withdrawal benefit rider ("WBR"), a popular rider to National Western's equity-indexed annuity products. The increases in these liabilities for National Western were $9.9 million and $8.9 million in the quarters ended June 30, 2020 and 2019, respectively, and $19.7 million and $18.3 million, respectively, for the six months then ended.

Life and other policy benefits in the quarters ended June 30, 2020 and 2019 includes changes in traditional life reserves and miscellaneous benefit payments associated with Ozark National's operations of $8.5 million and $7.6 million, respectively, and $17.0 million and $12.8 million, respectively, for the six months then ended. The amounts for the first six months of 2019 reflect activity subsequent to the acquisition date of January 31, 2019.

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

The following table identifies the effects of unlocking adjustments on DPAC balances recorded through amortization expense separate from recurring amortization expense components for the three and six months ended June 30, 2020 and 2019.

Amortization of DPAC	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)

Unlocking adjustments	$—	—	—	—
Other amortization components	29,493	29,127	57,336	59,668

Totals	$29,493	29,127	57,336	59,668

The amortization amount for the three and six months ended June 30, 2020 was comprised of DPAC amortization by National Western of $29.4 million and $57.0 million, respectively, and by Ozark National of $0.1 million and $0.3 million, respectively. Ozark National's deferred policy acquisition cost balance was initiated February 1, 2019 following its acquisition by National Western.

As the DPAC balance is an asset on the Company's Condensed Consolidated Balance Sheets, GAAP provides for an earned interest return on the unamortized balance each period. The earned interest serves to increase the DPAC balance and reduce other amortization component expense. The rate at which the DPAC balance earns interest is the average credited interest rate on the Company's universal life and annuity policies in force, including credited interest on equity-indexed policies. The amount of earned interest on DPAC balances recorded for the three months ended June 30, 2020 and 2019 was $2.4 million and $3.8 million, respectively, decreasing other amortization component expense. The amount of interest earned on DPAC balances for the six months ended June 30, 2020 and 2019 was $10.6 million and $5.6 million, respectively. The increased interest amount in the first six months of 2020 reflects higher returns on equity-index products, particularly life insurance products..

The Company is required to evaluate its emergence of profits continually and management believes that the current amortization patterns of deferred policy acquisition costs are reflective of actual experience. It is the Company's practice, absent intervening events or experience, to annually perform any necessary DPAC balance unlockings in the third calendar quarter of each year.

As part of the purchase accounting required with the acquisition of Ozark National effective January 31, 2019, the Company recorded an intangible asset of $145.8 million referred to as the value of business acquired ("VOBA"). VOBA represents the difference between the acquired assets and liabilities of Ozark National measured in accordance with the Company's accounting policies and the fair value of these same assets and liabilities. The VOBA balance sheet amount is amortized following a methodology similar to that used for amortizing deferred policy acquisition costs. In the quarters ended June 30, 2020 and 2019, the Company's VOBA amortization expense was $1.6 million and $2.3 million, respectively, and $3.8 million and $3.9 million, respectively, for the six months then ended. The amount for the first six months of 2019 reflects five months of amortization subsequent to the acquisition date of January 31, 2019.

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

National Western's approximated average credited rates through the first six months, excluding and including equity-indexed products, were as follows:

	June 30,		June 30,
	2020	2019	2020	2019
	(Excluding fixed-index products)		(Including fixed-index products)

Annuity	1.94%	1.94%	0.88%	2.11%
Interest sensitive life	3.37%	3.37%	0.27%	6.68%

Contract interest reported in financial statements also encompasses the performance of the index options associated with the Company's fixed-index products. As previously noted, the market value changes of these derivative features resulted in net realized and unrealized gains/(losses) of $(66.4) million and $59.8 million for the six months ended June 30, 2020 and 2019, respectively. These amounts consisted of realized gains of $26.8 million and unrealized losses of $(93.2) million for the year-to-date 2020 period, and realized losses of $(23.1) million and unrealized gains of $82.9 million for the comparable 2019 time frame. In the second quarter of 2020, this figure was comprised of realized losses of $(4.7) million and unrealized gains of $45.0 million. In the second quarter of 2019, the amount was made up of realized losses of $(3.9) million and unrealized gains of $21.8 million. These returns similarly increased/(decreased) the computed average credited rates for the periods shown above. Policyholders of equity-indexed products cannot receive an interest credit below 0% according to the policy contract terms.

Contract interest expense includes other items which may increase or decrease reported contract interest in a particular reporting period. For the three and six months ended June 30, 2020 and 2019, these other items include the amounts shown in the table below.

Contract Interest Expense	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)

Reserve changes	$6,613	6,621	12,352	15,206
Unlocking adjustments	(12,125)	—	(12,125)	—
Asset management fees collected	(7,791)	(5,948)	(17,942)	(7,567)
Projected asset management fees	(3,682)	(4,672)	25,635	(20,328)
Other embedded derivative components	(1,276)	1,776	4,848	5,869

Totals	$(18,261)	(2,223)	12,768	(6,820)

Contract interest expense includes reserve changes for immediate annuities, two tier annuities, excess death benefit reserves, excess annuitizations, and amortization of deferred sales inducement balances. These items are offset by policy charges assessed for policies having the withdrawal benefit rider (WBR). As changes in these items collectively impact contract interest expense, financial statement interest spread is also affected. Included in the reserve changes for the first six months of 2020 is $11.8 million for assessed WBR policy charges compared to $11.1 million in the same period for 2019.

Generally, the impact of the market value change of index options on asset values aligns closely with the movement of the embedded derivative liability held for the Company's fixed-index products such that the net effect upon pretax earnings is negligible (i.e. net realized and unrealized gains/(losses) included in net investment income approximate the change in contract interest associated with the corresponding embedded derivative liability change). However, other aspects of the embedded derivatives can cause deviations to occur between the change in index option asset values included in net investment income and the change in the embedded derivative liability included in contract interest. As noted in the discussion of net investment income, the collection of asset management fees in a period can cause investment income to increase marginally higher than contract interest expense since these collected fees are deducted from indexed interest credited to policyholders. The increase in collected asset management fees for the three and six months ended June 30, 2020 relative to their comparable periods in 2019 reflects the level of realized option gains incurred during these periods.

Accounting rules require the embedded derivative liability to include a projection of asset management fees estimated to be collected in the succeeding fiscal year. This projection is based upon the most recent performance of the reference equity index. Increases in projected asset management fees collected reduce contract interest expense while decreases in projected asset management fees collected increase contract interest expense. In the six month period ended June 30, 2020 contract interest was increased by $25.6 million for the projected decrease in asset management fees to be collected.

Other embedded derivative components include changes pertaining to other modeling differences, changes in future interest adjustments, and the change in the host contract component of the embedded derivative products. In the first quarter of 2020, the Company incurred an additional charge to contract interest pertaining to an assumption regarding the embedded derivative option budget which was made several years ago when the Company's investment portfolio yield was higher. The combination of the embedded derivative option budget being out of date relative to the Company's current investment portfolio yield and the historically low interest rate levels introduced an embedded derivative floor which prevented the Company's contract interest expense from declining in tandem with the option value decreases recorded in net investment income. The additional contract interest charge in the quarter ended March 31, 2020 for this occurrence was $12.1 million. In the quarter ended June 30, 2020, the Company unlocked for this out of date embedded derivative option budget assumption to reflect the Company's current investment portfolio yield. This unlocking had the effect of removing the embedded derivative floor and reversing the $12.1 million contract interest charge recorded in the first quarter of 2020. This amount is included in the three and six month other embedded derivative component figures for the June 30, 2020 periods.

Another contract interest expense component is the amortization of deferred sales inducements. Similar to deferred policy acquisition costs, the Company defers sales inducements in the form of first year credited interest bonuses on annuity products that are directly related to the production of new business. These bonus interest charges are deferred and amortized using the same methodology and assumptions used to amortize other capitalized acquisition costs and the amortization is included in contract interest. In addition, deferred sales inducement balances are also reviewed periodically to ascertain whether actual experience has deviated significantly from that assumed (unlock) and are adjusted to reflect current policy lapse or termination rates, expense levels and credited rates on policies compared to anticipated experience (true-up). These adjustments, plus or minus, are included in contract interest expense. No unlocking adjustments were recorded during the three and six month periods ended June 30, 2020 or 2019.

Other operating expenses - Other operating expenses consist of general administrative expenses, licenses and fees, commissions not subject to deferral, nursing home expenses, real estate expenses, brokerage expenses, and compensation costs. These expenses for the three and six months ended June 30, 2020 and 2019 are summarized in the table that follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)

General insurance expenses	$10,436	9,581	21,118	22,689
Nursing home expenses	10	666	41	3,240
Compensation expenses	10,527	7,033	12,226	11,992
Commission expenses	2,640	2,718	5,575	4,373
Real estate expenses	1,475	1,265	2,939	2,510
Brokerage expenses (NIS)	1,204	1,184	2,373	1,912
Taxes, licenses and fees	2,862	2,887	4,704	4,667

Totals	$29,154	25,334	48,976	51,383
For the six months ended June 30, 2019, general insurance expenses include a $3.3 million broker fee paid in connection with the acquisition of Ozark National and NIS which closed during this period. GAAP precludes this fee from being part of the purchase price for acquiring these businesses. General insurance expenses include software amortization expense associated with National Western's proprietary policy administration system which was phased into production over the past few years as well as other acquired software. Expenses pertaining to these items were $3.1 million and $3.2 million in the second quarter of 2020 and 2019, respectively, and $6.1 million and $6.1 million in the first half of 2020 and 2019, respectively. This category of expenses also includes employee benefit plan expenses for the various employee health and retirement plans the Company sponsors. Related expenses for the second quarter of 2020 and 2019 were $3.2 million and $2.1 million, respectively, and for the first half of 2020 and 2019 were $6.6 million and $4.0 million. Refer to Note (5) Pension and Other Postretirement Plans in the accompanying Notes to Condensed Consolidated Financial Statements in this report for discussion of the financial statement expenses of the Company's defined benefit pension plans.

Nursing home expenses reflect the operations of the Company's two nursing home operations which were sold during 2019. The Reno, Nevada nursing home was sold effective February 1, 2019 while the San Marcos, Texas nursing home sale closed effective May 1, 2019.

Compensation expenses include share-based compensation costs related to outstanding vested and nonvested stock appreciation rights ("SARs"), restricted stock units ("RSUs") and performance share units ("PSUs"). The related share-based compensation costs move in tandem not only with the number of awards outstanding but also with the movement in the market price of the Company's Class A common stock as a result of marking the SARs, RSUs, and PSUs to fair value under the liability method of accounting. Consequently, the related expense amount varies positive or negative in any given period. In the amounts shown above, share-based compensation expense totaled $2.4 million in the second quarter of 2020 and $0.1 million in the second quarter of 2019. For the six-month periods shown, share-based compensation expense was $(3.8) million in 2020 and $(1.4) million in 2019. The negative expense levels reflect a change in the Company's Class A common share price from $290.88 at December 31, 2019 to $203.19 at June 30, 2020, and from $300.70 at December 31, 2018 to $257.00 at June 30, 2019. No performance share awards were granted in the first six months of 2020 and 2019. Ozark National compensation expenses were $0.9 million and $0.6 million in the second quarter of 2020 and 2019, respectively, and $1.7 million and $1.0 million in the six months ended June 30, 2020 and 2019, respectively.

Real estate expenses pertain to the commercial building operated by Braker P III. Expense increases in the 2020 periods relative to comparable 2019 periods reflect the addition of new tenants.

NIS brokerage expense in the first six months of 2019 reflects the activity subsequent to its acquisition effective January 31, 2019.

Federal Income Taxes. Federal income taxes on earnings from operations reflect an effective tax rate of 19.5% for the six months ended June 30, 2020 compared to 20.3% for the six months ended June 30, 2019. The Federal corporate tax rate decreased to 21% effective in 2018 under the Tax Cuts and Jobs Act ("Tax Act") passed in December 2017. The Company's effective tax rate is typically lower than the Federal statutory rate due to tax-exempt investment income related to municipal securities and dividends-received deductions on income from stocks, absent other permanent tax items.

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

Segment Operations

Summary of Segment Earnings

A summary of segment earnings/(losses) for the three and six months ended June 30, 2020 and 2019 is provided below. The segment earnings/(losses) exclude realized gains and losses on investments, net of taxes.

	Domestic Life Insurance	International Life Insurance	Annuities	Acquired Businesses	All Others	Totals
	(In thousands)

Segment earnings (losses):
Three months ended:
June 30, 2020	$1,120	8,737	22,137	3,596	10,354	45,944
June 30, 2019	$494	9,307	14,521	3,831	5,879	34,032

Six months ended:
June 30, 2020	$1,754	18,212	4,160	8,483	8,520	41,129
June 30, 2019	$1,621	20,487	31,536	6,794	10,135	70,573

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$12,009	10,706	23,237	21,510
Net investment income (loss)	21,475	14,995	2,092	38,494
Other revenues	1	20	30	64

Total premiums and other revenues	33,485	25,721	25,359	60,068

Benefits and expenses:
Life and other policy benefits	4,169	3,829	10,046	7,751
Amortization of deferred policy acquisition costs	3,209	3,307	5,782	6,717
Universal life insurance contract interest	19,172	12,985	(2,521)	34,426
Other operating expenses	5,643	5,017	9,938	9,140

Total benefits and expenses	32,193	25,138	23,245	58,034

Segment earnings (loss) before Federal income taxes	1,292	583	2,114	2,034
Provision (benefit) for Federal income taxes	172	89	360	413

Segment earnings (loss)	$1,120	494	1,754	1,621

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)

Universal life insurance revenues	$14,082	12,654	26,687	24,797
Traditional life insurance premiums	618	811	1,896	2,143
Reinsurance premiums	(2,691)	(2,759)	(5,346)	(5,430)

Totals	$12,009	10,706	23,237	21,510

National Western's domestic life insurance in force, in terms of policy count, has been declining for some time. The pace of new policies issued has lagged the number of policies terminated from death or surrender causing a declining level of policies in force from which contract revenue is received. Consequently, the number of domestic life insurance policies in force has declined from 49,000 at December 31, 2018 to 47,900 at December 31, 2019, and to 47,000 at June 30, 2020. Policy lapse rates in the first six months of 2020 approximated 7.0% compared to 6.2% and 6.5% in 2019 and 2018, respectively. The higher lapse rate in the first six months of 2020 is indicative of the pandemic induced economic crisis which has caused consumers to access available sources of liquidity. While policy count rates have declined, the face amount of life insurance in force has increased from $3.2 billion at December 31, 2018 to less than $3.4 billion at December 31, 2019 and to more than $3.4 billion at June 30, 2020.

Universal life insurance revenues are also generated with the issuance of new business based upon amounts per application and percentages of the face amount (volume) of insurance issued. The number of domestic life policies issued in the first six months of 2020 was 5% lower than in the comparable period for 2019 and the volume of insurance issued was level with that in 2019.

Universal life insurance revenues also include surrender charge income realized on terminating policies and, in the case of domestic universal life, amortization into income of the premium load on single premium policies which is deferred. The net premium load amortization was $3.3 million and $4.4 million in the six months ended June 30, 2020 and 2019, respectively. The lower net amortization amount in 2020 is due to higher premium loads being currently deferred as a result of increased sales activity of single premium products.

Premiums collected on universal life products are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings (Loss) in accordance with GAAP. Actual domestic universal life premiums collected are detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)

Universal life insurance:
First year and single premiums	$37,190	40,224	84,861	75,552
Renewal premiums	4,052	4,479	8,390	9,012

Totals	$41,242	44,703	93,251	84,564

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

A detail of net investment income (loss) for domestic life insurance operations is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)

Net investment income (excluding derivatives)	$11,373	10,930	22,280	21,523
Derivative gain (loss)	10,102	4,065	(20,188)	16,971

Net investment income (loss)	$21,475	14,995	2,092	38,494

As seen in the above table, reported net investment income (loss) includes the gains and losses on index options purchased to back the index crediting mechanism on fixed-index universal products. The gain or loss on index options follows the movement of the S&P 500 Index (the primary index for the Company's fixed-index products) with realized gains or losses being recognized on the anniversary of each index option based upon the S&P 500 Index level at each expiration date relative to the index level at the time the index option was purchased, and unrealized gains and losses being recorded for index options outstanding based upon the S&P 500 Index at the balance sheet reporting date as compared to the index level at the time each respective option was purchased.

Life and policy benefits for a smaller block of business are subject to variation from period to period. Claim count activity during the first six months of 2020 increased 20% compared to the first six months of 2019 while the average net claim amount (after reinsurance) decreased to $25,900 from $31,900. The increased amount of claims is the result of the Company performing a search during the 1st quarter of 2020 of the Social Security Administration's Master Death data base for unreported death claims. The low face amount per claim relative to current issued amounts of insurance per policy reflects the older block of domestic life insurance policies sold which were final expense type products (i.e. purchased to cover funeral costs). Claims on these older blocks of the policies are those most susceptible to not being reported timely to the Company. GAAP reporting requires that claims be recorded net of any cash value amounts that have been accumulated in the policies. The Company's overall mortality experience for this segment has been consistent with pricing assumptions.

As noted previously in the discussion of Results of Operations, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience with the adjustment reflected in current period amortization expense. To the extent required, unlocking adjustments may also be recorded to DPAC balances. The following table identifies the effects of unlocking adjustments on domestic life insurance DPAC balances recorded through amortization expense separate from recurring amortization expense components for the three and six months ended June 30, 2020 and 2019.

Amortization of DPAC	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)

Unlocking adjustments	$—	—	—	—
Other amortization components	3,209	3,307	5,782	6,717

Totals	$3,209	3,307	5,782	6,717

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

International Life Insurance Operations

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$23,061	23,777	45,928	49,840
Net investment income (loss)	11,153	9,276	2,153	23,293
Other revenues (loss)	(6)	33	48	54

Total premiums and other revenues	34,208	33,086	48,129	73,187

Benefits and expenses:
Life and other policy benefits	3,684	2,959	7,015	5,121
Amortization of deferred policy acquisition costs	6,844	6,948	12,896	14,242
Universal life insurance contract interest	9,492	7,337	(1,345)	19,330
Other operating expenses	4,517	4,521	7,613	8,785

Total benefits and expenses	24,537	21,765	26,179	47,478

Segment earnings (losses) before Federal income taxes	9,671	11,321	21,950	25,709
Provision (benefit) for Federal income taxes	934	2,014	3,738	5,222

Segment earnings (loss)	$8,737	9,307	18,212	20,487

As with domestic life operations, revenues from the international life insurance segment include both premiums on traditional type products and contract revenues from universal life insurance. A comparative detail of premiums and contract revenues is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)

Universal life insurance revenues	$22,007	22,865	44,476	48,220
Traditional life insurance premiums	2,283	2,620	4,444	5,070
Reinsurance premiums	(1,229)	(1,708)	(2,992)	(3,450)

Totals	$23,061	23,777	45,928	49,840

Universal life revenues and operating earnings are largely generated from the amount of life insurance in force. The volume of in force for this segment, primarily universal life, has contracted from $15.4 billion at December 31, 2018 to $13.7 billion at December 31, 2019 and to $12.9 billion at June 30, 2020.

Another component of international universal life revenues includes surrender charges assessed upon surrender of contracts by policyholders. While the termination rate has edged higher, the resulting additional surrender charge fee revenue has been less due to lower surrender charge fees assessed later in the contract term according to the policy contract provisions. The following table illustrates National Western's recent international life termination experience.

	Amount in $'s	Annualized Termination Rate
	(millions)

Volume In Force Terminations
Six Months Ended June 30, 2020	767.3	11.2%
Year ended December 31, 2019	1,671.5	10.9%
Year ended December 31, 2018	1,706.3	10.0%
Year ended December 31, 2017	2,309.7	12.2%
Year ended December 31, 2016	2,340.6	11.6%
Year ended December 31, 2015	2,659.1	12.3%

As noted previously, premiums collected on universal life products are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings (Loss) in accordance with GAAP. Actual international universal life premiums collected are detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)

Universal life insurance:
First year and single premiums	$3	348	5	935
Renewal premiums	12,394	16,767	26,972	33,639

Totals	$12,397	17,115	26,977	34,574

National Western's most popular international products were its fixed-index universal life products in which the policyholder could elect to have the interest rate credited to their policy account values linked in part to the performance of an outside equity index. These products issued were not generally available in the local markets when sold. Included in the totals in the above table are collected premiums for fixed-index universal life products of approximately $16.0 million and $21.1 million for the first six months of 2020 and 2019, respectively. The declining trend in renewal premiums during these periods corresponds with the decline in policies in force due to increased termination activity as discussed above.

As previously noted, net investment income and contract interest include period-to-period changes in fair values pertaining to call options purchased to hedge the interest crediting feature on the fixed-index universal life products. With the relatively large size of the fixed-index universal life block of business, the period-to-period changes in fair values of the underlying options have a significant effect on net investment income and universal life contract interest. A detail of net investment income for international life insurance operations is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)

Net investment income (excluding derivatives)	$6,835	7,716	13,646	15,700
Derivative gain (loss)	4,318	1,560	(11,493)	7,593

Net investment income (loss)	$11,153	9,276	2,153	23,293

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

Life and policy benefits primarily consist of death claims on policies. National Western's clientèle for international products are generally wealthy individuals with access to U.S. dollars and quality medical care. Consequently, the amounts of coverage purchased historically tended to be larger amounts. Life and policy benefit expense for the international life segment reflects the larger policies historically purchased, however mortality due to natural causes is comparable to that in the United States. The Company's maximum risk exposure per insured life is capped at $500,000 through reinsurance. The average international life net claim amount (after reinsurance) in the first six months of 2020 decreased to $134,000 from $161,000 in the first six months of 2019 while the number of claims incurred increased 24%. Measured over a period of years, the Company's international life mortality experience has generally been better than pricing assumptions.

The Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels, and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking adjustments on international life insurance DPAC balances recorded through amortization expense separate from recurring amortization expense components for the three and six months ended June 30, 2020 and 2019.

Amortization of DPAC	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)

Unlocking adjustments	$—	—	—	—
Other amortization components	6,844	6,948	12,896	14,242

Totals	$6,844	6,948	12,896	14,242

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

Operating expenses are allocated to lines of business based upon a functional cost analysis of the activity by the business area giving rise to incurred expenses. A greater proportion of the Company's overall expenses have been allocated to the Domestic Life and Annuity segments and away from the International Life segment due to the decreased activity relative to the former two segments.

Annuity Operations

A comparative analysis of results of operations for National Western's annuity segment is detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$4,699	5,857	9,349	10,725
Net investment income	97,666	89,572	108,297	192,726
Other revenues	(8)	64	(4)	72

Total premiums and other revenues	102,357	95,493	117,642	203,523

Benefits and expenses:
Life and other policy benefits	8,880	9,876	17,069	21,306
Amortization of deferred policy acquisition costs	19,344	18,750	38,365	38,462
Annuity contract interest	33,108	39,817	37,612	87,299
Other operating expenses	12,715	9,374	19,582	16,882

Total benefits and expenses	74,047	77,817	112,628	163,949

Segment earnings (loss) before Federal income taxes	28,310	17,676	5,014	39,574
Provision (benefit) for Federal income taxes	6,173	3,155	854	8,038

Segment earnings (loss)	$22,137	14,521	4,160	31,536

Premiums and contract charges primarily consist of surrender charge income recognized on terminated policies. The amount of the surrender charge income recognized is determined by the volume of surrendered contracts as well as the duration of each contract at the time of surrender given the pattern of declining surrender charge rates over time that is common to most annuity contracts. The Company's lapse rate for annuity contracts in the first six months of 2020 was 8.9% which was higher compared to the 7.8% rate during the same period in 2019. In the first six months of 2020, an outcome of the COVID-19 pandemic crisis was a movement of consumers toward fortifying liquidity positions. This manifested in greater withdrawal and surrender activity. In addition, annuity contracts with fixed interest rates are more prone to terminate during periods of increases in secular interest rate levels and as contracts approach the end of their surrender charge period.

Deposits collected on annuity contracts are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings (Loss) in accordance with GAAP. Actual annuity deposits collected for the three and six months ended June 30, 2020 and 2019 are detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)

Fixed-index annuities	$72,124	56,663	148,392	118,113
Other deferred annuities	2,395	5,077	4,083	8,677
Immediate annuities	8,498	2,812	13,075	3,780

Totals	$83,017	64,552	165,550	130,570

Fixed-index products are more attractive for consumers when interest rate levels remain low and equity markets produce positive returns. Since National Western does not offer variable products or mutual funds, fixed-index products provide an important alternative to the Company's existing fixed interest rate annuity products. Fixed-index annuity deposits as a percentage of total annuity deposits were 90% and 90% for the six months ended June 30, 2020 and 2019, respectively. The percentage of fixed-index products to total annuity sales reflects the low interest rate environment and what had been a long run bull market in equities.

Some of the Company's deferred products, including fixed-index annuity products, contain a first year interest bonus ranging from 1% to 7% depending upon the product, in addition to the base first year interest rate. Other products include a premium bonus ranging from 2% to 10% which is credited to the account balance when premiums are applied. These sales inducements are deferred in conjunction with other capitalized policy acquisition costs. The amounts deferred to be amortized over future periods amounted to approximately $2.9 million and $1.4 million during the first six months of 2020 and 2019, respectively. Amortization of deferred sales inducements is included as a component of annuity contract interest as described later in this discussion of Annuity Operations.

A detail of net investment income for annuity operations is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)

Net investment income (excluding derivatives)	$71,843	77,369	143,002	157,460
Derivative gain (loss)	25,823	12,203	(34,705)	35,266

Net investment income	$97,666	89,572	108,297	192,726

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

Consistent with the domestic and international life segments, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking adjustments on annuity DPAC balances recorded through amortization expense separate from recurring amortization expense components for the three and six months ended June 30, 2020 and 2019.

Amortization of DPAC	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)

Unlocking adjustments	$—	—	—	—
Other amortization components	19,344	18,750	38,365	38,462

Totals	$19,344	18,750	38,365	38,462

Amortization of DPAC balances is proportional to estimated expected gross profits ("EGPs") for a line of business. The EGPs of the block of annuity policies that are not fixed-index have been steadily decreasing with the declining amount of policies in force, as well as DPAC unlocking in recent years for unfavorable experience. In addition, experience which deviates from the EGPs assumed can similarly increase or decrease the amortization of DPAC. The increase in collected asset management fees collected in the first six months of 2020 has served to increase EGPs for the fixed-index block of annuity policies which served to increase DPAC amortization during the period.

Annuity contract interest includes the equity component return associated with the call options purchased to hedge National Western's fixed-index annuities. The detail of fixed-index annuity contract interest as compared to contract interest for all other annuities is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)

Fixed-index annuities	$10,638	20,686	(2,359)	49,225
All other annuities	19,180	14,415	33,321	29,253

Gross contract interest	29,818	35,101	30,962	78,478
Bonus interest deferred and capitalized	(1,364)	(542)	(2,871)	(1,405)
Bonus interest amortization	4,654	5,258	9,521	10,226

Total contract interest	$33,108	39,817	37,612	87,299

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

As noted in the discussion in the Consolidated Operations section, collection of asset management fees on positive returns of expiring options is subtracted from contract interest credited to policyholders. This offset serves to lessen the increase in contract interest expense relative to the option gains reported in the Company's net investment income. Asset management fees collected during the three and six months ended June 30, 2020 were $7.8 million and $17.9 million, respectively, compared to $5.9 million and $7.6 million in the corresponding period of 2019.

As previously noted, accounting rules require the embedded derivative liability to include a projection of asset management fees estimated to be collected in the succeeding fiscal year as an offset to projected policyholder interest credits. The projections are based upon the recent performance of options as of balance sheet reporting dates. The change in this projection, plus or minus, is included in contract interest for the period being reported on. In the three month periods ended June 30, 2020 and 2019, contract interest was decreased $3.7 million and $4.7 million, respectively, for these projection changes. For the six months ended June 30, 2020 and 2019, contract interest was increased/(decreased) $25.6 million and $(20.3) million, respectively. The increase to contract interest expense reflects lower estimated asset management fees to be collected while the decrease to contract interest expense represents an increase to the amount of asset management fees estimated to be collected. The Annuity segment contains the products which charge asset management fees.

As noted in the discussion on the results of Consolidated Operations, other embedded derivative components include changes pertaining to other modeling differences, changes in future interest adjustments, and the change in the host contract component of the embedded derivative products. In the first quarter of 2020, the Company incurred an additional charge to contract interest pertaining to an assumption regarding the embedded derivative option budget which introduced an embedded derivative floor preventing the Company's contract interest expense from declining in tandem with the option value decreases recorded in net investment income. In the quarter ended June 30, 2020, the Company unlocked for this out of date embedded derivative option budget assumption to reflect the Company's current investment portfolio yield. This unlocking had the effect of removing the embedded derivative floor and reversed the $12.1 million contract interest charge recorded in the first quarter of 2020. This amount is included as a reduction in contract interest in the three month June 30, 2020 amount.

Annuity contract interest includes true-up adjustments for the deferred sales inducement balance which are done each period similar to that done with respect to DPAC balances with the adjustment reflected in current period contract interest expense. To the extent required, the Company may also record unlocking adjustments to deferred sales inducement balances in conjunction with DPAC balance unlockings. The Company had no unlocking adjustments in the first six months of 2020 and 2019.

Acquired Businesses

Effective January 31, 2019, Ozark National and NIS were acquired and their results included in the Condensed Consolidated Financial Statements of the Company. Ozark National and NIS have been combined into a separate segment "Acquired Businesses" given their inter-related marketing and sales approach which consists of a coordinated sale of a non-participating whole life insurance product (Ozark National) and a mutual fund investment product (NIS). An analysis of results of operations for the Company's acquired businesses segment is detailed below. The results for the quarter and six months ended June 30, 2019 include the two months of activity subsequent to the acquisition date.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)

Premiums and other revenues:
Premiums and contract charges	$19,841	20,380	39,924	34,181
Net investment income	6,549	6,007	12,850	9,983
Other revenues	2,319	2,290	4,741	3,731

Total premiums and other revenues	28,709	28,677	57,515	47,895

Benefits and expenses:
Life and other policy benefits	16,698	16,993	32,935	27,668
Amortization of deferred policy acquisition costs and value of business acquired	1,703	2,406	4,094	4,154
Other operating expenses	4,794	4,491	8,863	7,576

Total benefits and expenses	23,195	23,890	45,892	39,398

Segment earnings (loss) before Federal income taxes	5,514	4,787	11,623	8,497
Provision (benefit) for Federal income taxes	1,918	956	3,140	1,703

Segment earnings (loss)	$3,596	3,831	8,483	6,794

Revenues from acquired businesses principally include life insurance premiums on traditional type products. Unlike universal life, revenues from traditional products are simply life premiums recognized as income over the premium-paying period of the related policies. The detail of premiums is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)

Traditional life insurance premiums	$20,422	20,221	41,104	33,988
Other insurance premiums and considerations	105	121	223	204
Reinsurance premiums	(686)	38	(1,403)	(11)

Totals	$19,841	20,380	39,924	34,181

Ozark National's traditional life block of business at June 30, 2020 included approximately 181,100 policies in force representing over $6.1 billion of life insurance coverage. The repetitive pay nature of Ozark National's business promotes a higher level of persistency with an annualized lapse rate of 4.1% through June 30, 2020 which bettered the 4.7% rate experienced in the first six months of 2019. Traditional life premiums by first year and renewal are detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)

Traditional life insurance premiums:
First year premiums	$1,031	1,671	2,246	2,464
Renewal premiums	19,391	18,550	38,858	31,524

Totals	$20,422	20,221	41,104	33,988

Other revenues consists primarily of brokerage revenue of NIS. Brokerage revenues of $4.7 million and $3.6 million for the six months ended June 30, 2020 and 2019, respectively, had associated brokerage expense of $2.4 million and $1.9 million which is included in Other operating expenses.

The average face value of Ozark National's policies in force at June 30, 2020 was approximately $34,000. Consequently, life and policy benefits for smaller face amounts are subject to variation from quarter to quarter. Incurred net death claims, after reinsurance, for the first six months of 2020 were $15.9 million representing an average net claim of $14,700. Incurred net death claims in the quarter ended June 30, 2019 were $14.9 million representing a net average claim of $16,500. Included in the activity for 2020 were confirmed COVID-19 net claims of approximately $0.2 million. Ozark National's maximum retention on any single insured life is $200,000 with limited exceptions related to the conversion of child protection and guaranteed insurability riders. The balance of life and policy benefits during the quarters ended June 30, 2020 and 2019 consisted of increases in insurance reserves and payments of other policy benefits.

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

Subsequent to its acquisition effective January 31, 2019, Ozark National began deferring policy acquisition costs and amortizing these deferrals similar to the methodology employed by National Western. The following table identifies the amortization expense of Ozark National's DPAC and VOBA for the three and six months ended June 30, 2020 and 2019.

Amortization of DPAC and VOBA	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)

Unlocking	$—	—	—
VOBA amortization expense	1,607	2,284	3,801	3,907
DPAC amortization expense	96	122	293	247

Totals	$1,703	2,406	4,094	4,154

Other Operations

The Company's primary business encompasses its domestic and international life insurance operations, its annuity operations, and its acquired businesses. However, the Company also has real estate and other investment operations through its wholly owned subsidiaries, and owned nursing operations through the early part of 2019.

Pre-tax operating amounts include the results of BP III, the entity owning and operating the Company's home office facility in Austin, Texas. BP III incurred pre-tax losses of $(0.6) million and $(0.5) million for the six months ended June 30, 2020 and 2019, respectively. National Western maintains its home office in this facility leasing approximately 40% of the space available. The lease payments made by National Western to BP III have been eliminated in consolidation.

Nursing home operations generated $(0.1) million and $1.2 million of pre-tax operating earnings in the first six months of 2020 and 2019, respectively. As discussed in the Consolidated Operations section, the Company closed on the sale of its Reno, Nevada nursing home operations in the first quarter of 2019, and on the sale of its San Marcos, Texas nursing home operations in the second quarter of 2019. Pre-tax operating earnings in the first six months of 2019 include operating results for each entity to the date of their respective sales and net gains from the sale of Reno personal property and equipment of $1.4 million.

The remaining pre-tax earnings of $11.0 million and $12.0 million in Other Operations during the six month periods includes investment income from real estate, municipal bonds, and common and preferred equities held in subsidiary company portfolios principally for tax-advantage purposes. Included in these amounts are semi-annual distributions from a life interest in the Libbie Shearn Moody Trust which is held in NWLSM, Inc. Pre-tax distributions from this trust were $2.8 million and $3.6 million in the six-month periods ended June 30, 2020 and 2019, respectively. In addition, another subsidiary, NWL Financial, Inc., holds a modest portfolio of equity securities whose fair value changes are recorded in net investment income. For the six months ended June 30, 2020 and 2019, the market value changes for these securities were $(4.1) million and $1.9 million, respectively.

Pre-tax earnings in the first six months of 2019 also include expenses of $3.3 million related to the purchase of Ozark National and NIS which were not eligible for inclusion in the purchase price. Pre-tax earnings in the six months ended June 30, 2020 includes $4.1 million pertaining to the release of a contingent purchase price liability associated with the Ozark National acquisition which the buyer and seller mutually agreed had been satisfied.

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

	June 30, 2020		December 31, 2019
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Debt securities	$10,271,955	95.4	$10,463,190	94.7
Mortgage loans	273,701	2.5	272,422	2.5
Policy loans	76,811	0.7	80,008	0.7
Derivatives, index options	66,738	0.6	157,588	1.4
Real estate	34,298	0.3	34,588	0.3
Equity securities	17,918	0.2	23,594	0.2
Other	36,287	0.3	27,502	0.2

Totals	$10,777,708	100.0	$11,058,892	100.0

Invested assets at June 30, 2020 include Ozark National and NIS amounts as follows: Debt securities of $738.2 million; Policy loans of $26.4 million; and Real estate of $4.6 million. These invested asset amounts at December 31, 2019 were: Debt securities of $722.9 million; Policy loans of $27.1 million; and Real Estate of $4.6 million.

Debt Securities

The Company maintains a diversified portfolio which consists mostly of corporate, mortgage-backed, and public utility fixed income securities. Investments in mortgage-backed securities primarily include U.S. Government agency pass-through securities and collateralized mortgage obligations ("CMO"). The Company's investment guidelines prescribe limitations by type of security as a percent of the total investment portfolio and all holdings were within these threshold limits. As of June 30, 2020 and December 31, 2019, the Company's debt securities portfolio consisted of the following classes of securities:

	June 30, 2020		December 31, 2019
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Corporate	$7,653,400	74.5	$7,668,483	73.3
Residential mortgage-backed securities	1,009,343	9.8	1,080,674	10.3
Public utilities	922,582	9.0	959,815	9.2
State and political subdivisions	497,674	4.8	533,962	5.1
U.S. agencies	81,851	0.8	100,910	1.0
Asset-backed securities	61,425	0.6	71,260	0.7
Commercial mortgage-backed	30,455	0.3	32,974	0.3
Foreign governments	11,433	0.1	11,330	0.1
U.S. Treasury	3,792	0.1	3,782	—

Totals	$10,271,955	100.0	$10,463,190	100.0

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

	Six Months Ended June 30,	Year Ended December 31,
	2020	2019
	($ In thousands)

Cost of acquisitions	$227,143	$299,442
Average credit quality	BBB+	BBB
Effective annual yield	3.88%	4.06%
Spread to treasuries	2.29%	1.79%
Effective duration	13.7 years	12.0 years

Beginning in 2019, the Company began purchasing a greater proportion of longer maturity debt securities to match the increased duration of its growing life insurance policy liabilities. Purchases in prior periods were concentrated in effective durations between eight and nine years.

In addition to diversification, an important aspect of the Company's investment approach is managing the credit quality of its investment in debt securities. Thorough credit analysis is performed on potential corporate investments including examination of a company's credit and industry outlook, financial ratios and trends, and event risks. This emphasis is reflected in the high average credit rating of the Company's debt securities portfolio with 97.7%, as of June 30, 2020, held in investment grade securities. In the table below, investments in debt securities are classified according to credit ratings by nationally recognized statistical rating organizations.

	June 30, 2020		December 31, 2019
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

AAA	$110,803	1.1	$113,875	1.1
AA	1,865,043	18.2	2,112,238	20.2
A	3,168,922	30.8	3,347,199	32.0
BBB	4,894,636	47.6	4,806,181	45.9
BB and other below investment grade	232,551	2.3	83,697	0.8

Totals	$10,271,955	100.0	$10,463,190	100.0

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

	Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	% of Invested Assets
	(In thousands, except percentages)

June 30, 2020	$242,939	232,551	227,309	2.2%

December 31, 2019	$85,493	83,697	84,516	0.8%

The Company's percentage of below investment grade securities as of June 30, 2020 compared with the percentage at December 31, 2019 increased due to net downgrades of several credit issuers, most notably in the oil and gas/energy sector as well as certain retail industry issuers. These industries in particular were affected by the economic slowdown invoked by the global pandemic crisis. The Company's holdings of below investment grade securities are relatively small and as a percentage of total invested assets remain low compared to industry averages.

Holdings in below investment grade securities as of June 30, 2020 are summarized below by category, including their comparable fair value as of December 31, 2019. The Company continually monitors developments in these industries for issues that may affect security valuation.

	Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	Fair Value
Industry Category	June 30, 2020	June 30, 2020	June 30, 2020	December 31, 2019
	(In thousands)

Retail	$21,957	16,943	16,943	22,133
Asset-backed securities	3,191	3,285	3,324	3,312
Residential mortgage-backed	753	594	594	647
Oil & gas	83,030	77,605	72,582	62,553
Manufacturing	122,460	122,628	122,051	123,790
Other	11,867	11,815	11,815	12,211

Total before Allowance for credit losses	243,258	232,870	227,309	224,646

Allowance for credit losses	(319)	(319)

Totals	$242,939	232,551	227,309	224,646

The Company closely monitors its below investment grade holdings by reviewing investment performance indicators, including information such as issuer operating performance, debt ratings, analyst reports and other economic factors that may affect these specific investments. As a result of the investment downgrades which occurred in the first six months of 2020 due to the economic stresses caused by the COVID-19 pandemic, additional analyses were performed of the individual credits whose market values were most significantly impacted. While additional losses are not currently anticipated, based on the existing status and condition of these securities, continued credit deterioration of some securities or the markets in general is possible, which may result in future allowances or write-downs.

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

During the six months ended June 30, 2019, the Company recorded a $5.9 million other-than-temporary impairment on a single debt security issuer. Under prior GAAP guidance pertaining to the recognition and accounting for other-than-temporary impairments and their classification as either a credit loss or non non-credit loss, the Company recognized a cumulative total of $8.5 million of other-than-temporary impairments of which $8.5 million was deemed credit related and recognized as realized investment losses in earnings, and $0.0 million, net of amortization, which was deemed non-credit related and recognized in other comprehensive income.

As disclosed in Note (2) New Accounting Pronouncements in the accompanying Notes to Condensed Consolidated Financial Statements in this report, the Company adopted new accounting guidance effective January 1, 2020 for credit loss recognition of certain financial assets, including debt securities classified in the "held to maturity" category. The Company employed a cohort cumulative loss rate method in estimating current expected credit losses with respect to its held to maturity debt securities as of January 1, 2020, March 31, 2020, and June 30, 2020. This method applies publicly available industry wide statistics of default incidence by defined segmentations of debt security investments combined with future assumptions regarding economic conditions (i.e. GDP forecasts) both in the near term and the long term. The following table presents the allowance for credit losses for the periods shown.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)

Debt Securities Allowance for Credit Losses:
Balance, beginning of the period	$6,039	—	—	—
Provision at January 1, 2020 for adoption of new accounting guidance	—	—	3,334	—
(Releases)/provision during the period	(1,099)	—	1,606	—

Balance, end of period	$4,940	—	4,940	—

The $1.1 million allowance release during the three months ended June 30, 2020 represents a reduction in the balance from the allowance recorded at March 31, 2020. The release was principally the result of obtaining updated industry wide statistics of default incidence which incorporated data through 2019.

The Company is required to classify its investments in debt securities into one of three categories: (a) trading securities; (b) securities available for sale; or (c) securities held to maturity. The Company purchases securities with the intent to hold to maturity and accordingly does not maintain a portfolio of trading securities. Of the remaining two categories, available for sale and held to maturity, the Company makes a determination on categorization based on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. As shown in the table below at June 30, 2020, 31.2% of the Company's total debt securities, based on fair values, were classified as securities available for sale. These holdings in available for sale provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.

	June 30, 2020
	Fair Value	Amortized Cost	Allowance for Credit Losses	Unrealized Gains (Losses)
	(In thousands)

Debt securities held to maturity	$7,432,702	6,903,782	(4,940)	528,920
Debt securities available for sale	3,373,113	3,166,206	—	206,907

Totals	$10,805,815	10,069,988	(4,940)	735,827

Mortgage Loans and Real Estate

The Company originates loans on high quality, income-producing properties such as shopping centers, freestanding retail stores, office buildings, industrial and sales or service facilities, selected apartment buildings, hotels, and health care facilities. The location of these properties is typically in major metropolitan areas that offer a potential for property value appreciation. Credit and default risk is minimized through strict underwriting guidelines and diversification of underlying property types and geographic locations. In addition to being secured by the property, mortgage loans with leases on the underlying property are often guaranteed by the lease payments. This approach has proved over time to result in quality mortgage loans with few defaults. Mortgage loan interest income is recognized on an accrual basis with any premium or discount amortized over the life of the loan. Prepayment and late fees are recorded on the date of collection.

The Company targets a minimum specified yield on mortgage loan investments determined by reference to currently available debt security instrument yields plus a desired amount of incremental basis points. During the past several years, the low interest rate environment, along with a competitive marketplace, resulted in fewer loan opportunities being available that met the Company's required rate of return. Mortgage loans originated by the Company totaled $121.4 million for the year ended December 31, 2019 but were $10.4 million for the six months ended June 30, 2020 reflecting the uncertainty in risk assessment introduced by the pandemic crisis. Principal repayments on mortgage loans for the six months ended June 30, 2020 were $4.0 million.

Loans in foreclosure, loans considered impaired, or loans past due 90 days or more are placed on a non-accrual status. If a mortgage loan is determined to be on non-accrual status, the mortgage loan does not accrue any revenue into the Condensed Consolidated Statements of Earnings (Loss). The loan is independently monitored and evaluated as to potential impairment or foreclosure. If delinquent payments are made and the loan is brought current, then the Company returns the loan to active status and accrues income accordingly. The Company currently has no loans past due 90 days which are accruing interest. As a result of the economic climate change induced by the COVID-19 virus, various mortgage loan borrowers of the Company have requested a temporary forbearance of principal payments on loans in the range of three to nine months. For those borrowers meeting specified criteria of the Company, such terms have been agreed to on approximately a dozen loans.

The Company held net investments in mortgage loans, after allowances for possible losses, totaling $273.7 million and $272.4 million at June 30, 2020 and December 31, 2019, respectively. The diversification of the portfolio by geographic region and by property type was as follows:

	June 30, 2020		December 31, 2019
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Geographic Region:
West South Central	$195,257	70.8	$191,089	70.0
South Atlantic	35,237	12.8	35,698	13.1
East North Central	16,731	6.0	17,248	6.3
West North Central	12,421	4.5	12,505	4.6
East South Central	7,931	2.9	8,063	2.9
Pacific	6,334	2.3	6,436	2.4
Middle Atlantic	2,017	0.7	2,058	0.7
Gross balance	275,928	100.0	273,097	100.0

Allowance for credit losses	(2,227)	(0.8)	(675)	(0.2)

Totals	$273,701	99.2	$272,422	99.8

	June 30, 2020		December 31, 2019
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Property Type:
Retail	$86,758	31.4	$91,790	33.6
Office	84,151	30.5	95,362	34.9
Storage facility	40,173	14.6	30,619	11.2
Apartments	30,000	10.9	30,000	11.0
Industrial	15,668	5.7	5,733	2.1
Hotel	8,829	3.2	8,997	3.3
Land/Lots	4,672	1.7	4,829	1.8
All other	5,677	2.0	5,767	2.1
Gross balance	275,928	100.0	273,097	100.0

Allowance for credit losses	(2,227)	(0.8)	(675)	(0.2)

Totals	$273,701	99.2	$272,422	99.8

As disclosed in Note (2) New Accounting Pronouncements in the accompanying Notes to Condensed Consolidated Financial Statements in this report, the Company adopted new accounting guidance for credit loss recognition of certain financial assets, including mortgage loans. The Company employed the Weighted Average Remaining Maturity ("WARM") method in estimating current expected credit losses with respect to mortgage loan investments as of January 1, 2020, March 31, 2020, and June 30, 2020. The WARM method applies publicly available data of default incidence of commercial real estate properties by several defined segmentations combined with future assumptions regarding economic conditions (i.e. GDP forecasts) both in the near term and the long term. The following table presents the allowance for credit losses for the periods shown.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)

Mortgage Loans Allowance for Credit Losses:
Balance, beginning of the period	$1,885	675	675	675
Provision January 1, 2020 for adoption of new accounting guidance	—	—	504	—
Provision during the period	342	—	1,048	—
Releases	—	—	—	—

Balance, end of period	$2,227	675	2,227	675

The Company's direct investments in real estate are not a significant portion of its total investment portfolio and consist primarily of income-producing properties which are being operated by a wholly owned subsidiary of National Western. The Company's real estate investments totaled approximately $34.3 million and $34.6 million at June 30, 2020 and December 31, 2019, respectively.

The Company recognized operating income of approximately $1.5 million and $1.4 million on real estate properties in the first six months of 2020 and 2019, respectively. The Company monitors the conditions and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition.

Market Risk

Market risk is the risk of change in market values of financial instruments due to changes in interest rates, currency exchange rates, commodity prices, or equity prices. The most significant market risk exposure for the Company is interest rate risk. Substantial and sustained increases and decreases in market interest rates can affect the profitability of insurance products and fair value of investments. The yield realized on new investments generally increases or decreases in direct relationship with interest rate changes. The fair values of fixed income debt securities correlate to external market interest rate conditions as market values typically increase when market interest rates decline and decrease when market interest rates rise. However, market values may fluctuate for other reasons, such as changing economic conditions, market dislocations, declination in credit quality, or increasing event-risk concerns.

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

The correlation between fair values and interest rates for debt securities is reflected in the tables below.

	June 30, 2020	March 31, 2020	December 31, 2019
	(In thousands except percentages)

Debt securities - fair value	$10,805,815	10,355,947	10,764,648
Debt securities - amortized cost	$10,069,988	10,202,437	10,312,365
Fair value as a percentage of amortized cost	107.31%	101.50	104.39%
Net unrealized gain (loss) balance	$735,827	153,510	452,283
Ten-year U.S. Treasury bond – (decrease) increase in yield for the period	(0.01)%	(1.25)	(0.77)%

The Company's unrealized gain (loss) balance for debt securities held at June 30, 2020 and December 31, 2019 is shown in the following table.

	Net Unrealized Gain (Loss) Balance
	At June 30, 2020	At March 31, 2020	At December 31, 2019	Quarter Change in Unrealized Balance	Year-to-date Change in Unrealized Balance
	(In thousands)

Debt securities held to maturity	$528,920	185,607	301,458	343,313	227,462
Debt securities available for sale	206,907	(32,097)	150,825	239,004	56,082

Totals	$735,827	153,510	452,283	582,317	283,544

Debt securities held to maturity are recorded at their amortized cost. Accordingly, the unrealized amounts shown in the table above for Debt securities held to maturity are not incorporated into the Company's Condensed Consolidated Financial Statements at June 30, 2020 and December 31, 2019, respectively.

Changes in interest rates can have a sizable effect on the fair values of the Company's debt securities. The market interest rate of the ten-year U.S. Treasury bond decreased approximately (126) basis points from 1.92% at year-end 2019 to 0.66% by the end of the first six months of 2020. Therefore the increase in the unrealized gain balance position is an expected portfolio value movement. As noted in the Form 10-Q filing for the quarter ended March 31, 2020, the decline in the unrealized gain balance as of that date, in spite of the rapid drop in U.S. Treasury rates, was due to the widening in corporate bond spreads that occurred during that period as a result of COVID-19 effects on financial markets. In the quarter ended June 30, 2020, although U.S. Treasury rates were substantially unchanged, the prior quarter widening of corporate bond spreads largely reversed as market risk uncertainty declined significantly and corporate bond spreads decreased accordingly. Given that the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in fair values have a lesser effect on the Company's Condensed Consolidated Balance Sheet.

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

The Company performed detailed sensitivity analysis as of December 31, 2019, for its interest rate-sensitive assets and liabilities. The changes in market values of the Company's debt securities in the first six months of 2020 were reasonable given the expected range of results of this analysis.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity requirements are met primarily by funds provided from operations. Premium deposits and annuity considerations, investment income, and investment maturities and prepayments are the primary sources of funds while investment purchases, policy benefits in the form of claims, and payments to policyholders and contract holders in connection with surrenders and withdrawals as well as operating expenses are the primary uses of funds. To ensure the Company will be able to pay future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed income securities. Funds are invested with the intent that the income from investments, plus proceeds from maturities, will meet the ongoing cash flow needs of the Company. The approach of matching asset and liability durations and yields requires an appropriate mix of investments. Although the Company historically has not been put in the position of having to liquidate invested assets to provide cash flow, its investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs. National Western maintains a line of credit facility of $75 million which it may access for short-term cash needs. As part of the acquisition of Ozark National and NIS effective January 31, 2019, National Western borrowed $75 million to partly fund the closing cash purchase price of $205.4 million. The amounts borrowed were subsequently repaid during the first quarter of 2019 and there were no borrowings outstanding under the line of credit at June 30, 2020.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)

Product Line:
Traditional Life	$3,883	4,852	8,353	9,022
Universal Life	28,201	23,176	56,799	44,493
Annuities	168,421	181,531	344,384	355,508

Total	$200,505	209,559	409,536	409,023

The above contractual withdrawals, as well as the level of surrenders experienced, and the associated cash outflows did not have an adverse impact on overall liquidity. Individual life insurance policies are typically less susceptible to withdrawal than annuity reserves and deposit liabilities because policyholders may need to undergo a new underwriting process in order to obtain a new insurance policy elsewhere. Cash flow projections and tests under various market interest rate scenarios and assumptions are performed to assist in evaluating liquidity needs and adequacy. Given the economic decline precipitated by the COVID-19 pandemic, Company management conducted additional liquidity scenario testing during the first six months of 2020 using more severe assumptions and concluded that liquid assets were more than adequate under these scenarios. Accordingly, the Company currently expects available liquidity sources and future cash flows to be more than adequate to meet the demand for funds.

Cash flows from the Company's insurance operations have historically been sufficient to meet current needs. Cash flows from operating activities were $208.6 million and $163.9 million for the six months ended June 30, 2020 and 2019, respectively. The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $532.2 million and $448.4 million for the six months ended June 30, 2020 and 2019, respectively. Operating and investing activity cash flow items could be reduced if interest rates rise at an accelerated rate in the future. Net cash inflows/(outflows) from the Company's universal life and investment annuity deposit product operations totaled $(285.0) million and $(312.4) million during the six months ended June 30, 2020 and 2019, respectively, reflecting the trend in declining annuity sales during these periods and a higher incidence of annuity cash surrenders and withdrawals.

Capital Resources

The Company relies on stockholders' equity for its capital resources as there is no long-term debt outstanding and the Company does not anticipate the need for any long-term debt in the near future. As of June 30, 2020, the Company maintained commitments for its normal operating and investment activities. During the first quarter of 2020, National Western became a member of the Federal Home Loan Bank of Dallas (FHLB) through an initial minimum required stock investment of $4.3 million. Through this membership, National Western will have a specified borrowing capacity based upon the amount of collateral it establishes.

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

The table below summarizes future estimated cash payments under existing contractual obligations.

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)

Loan commitments	$8,800	8,800	—	—	—
Commitments for capital calls to investment funds	59,000	17,700	35,400	—	5,900
Lease obligations	1,054	410	644	—	—
Claims payable (1)	74,294	74,294	—	—	—
Other long-term reserve liabilities reflected on the balance sheet (2)	13,227,451	1,050,541	1,924,984	1,704,546	8,547,380

Total	$13,370,599	1,151,745	1,961,028	1,704,546	8,553,280

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

Subsequent to acquiring a commercial office building at the end of 2016 through its wholly owned subsidiary Braker P III, LLC ("BP III"), the Company entered into lease agreements with various tenants for available space not occupied by the Company. Total revenues recorded pertaining to these leases for the three month periods ended June 30, 2020 and 2019 amounted to $1.1 million and $1.2 million, respectively, and for the six months ended amounted to $2.3 million and $2.0 million, respectively. Under their respective terms these leases expire at various dates from 2023 through 2026.

The table below summarizes future estimated cash receipts under all existing lease agreements, including those in addition to the BP III lease agreements discussed above.

	Estimated Cash Receipts by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)

Real estate revenue	$43,278	6,049	11,069	9,408	16,752

CHANGES IN ACCOUNTING PRINCIPLES AND CRITICAL ACCOUNTING POLICIES

Changes in Accounting Principles

Effective January 1, 2020 the Company implemented ASU 2016-13, Financial Instruments - Credit Losses. This standard replaced the previous incurred loss recognition model with an expected loss recognition model for certain financial assets. Adoption of the standard resulted in an incremental allowance for credit losses as of January 1, 2020 of $3.8 million, and a charge to retained earnings, net of tax, of $3.0 million as a change in accounting. There were no other changes in accounting principles during the periods reported in this Form 10-Q.

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

There were no changes in the Company's internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(e) under the Exchange Act, during the quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting. With respect to the COVID-19 pandemic crisis, the Company's businesses were included in the financial services sector categorized as a Critical Infrastructure Sector by the Department of Homeland Security and mandated to maintain normal work schedules. While the Company has adopted working remote for a sizable portion of its home office employees, existing internal controls over financial reporting have been maintained and augmented where necessary given the unique situation presented in this environment.

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

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 8(A) "Legal Proceedings" of the accompanying Condensed Consolidated Financial Statements included in this Form 10-Q.

ITEM 1A. RISK FACTORS

The risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 included a discussion of the potential ramifications of natural or man-made disasters and catastrophes including pandemic disease. As a business identified as being part of a Critical Infrastructure Security by the Department of Homeland Security, our companies and businesses have retained normal operations and business hours throughout the COVID-19 pandemic crisis. Although the majority of our home office staff has been redeployed to remote work sites following social distancing protocols, our companies continued to accept applications for insurance, issue policies, invest and manage assets, pay policy benefits and expenses, maintain information technology operations, and adhere to a sound system of internal controls over financial reporting. Since operations have not been interrupted or suspended, the Company has not activated the business continuity plans that it has in place. The exposure to adverse mortality experience has been evaluated and deemed to not significantly impact the Company's financial position. As the global and U.S. financial markets and economies undergo contraction and a restarting process, the exposure to financial service companies falls principally upon degradations in asset values, management of adequate liquidity and capital resources, and successfully maintaining competitiveness and product profitability in an exceptionally low interest rate environment. No conclusion can be drawn at this time whether the ongoing affects of COVID-19 upon the global economy will have a material effect on our business, results of operations and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective August 22, 2008, National Western adopted and implemented a limited stock buy-back program associated with the 2008 Incentive Plan which provides Option Holders the additional alternative of selling shares acquired through the exercise of options directly back to the Company. This plan was assumed by NWLGI from National Western in 2015 pursuant to the terms of the holding company reorganization implemented at that time. The program provides Option Holders with the ability to elect to sell such acquired shares back to the Company at any time within ninety (90) days after the exercise of options at the prevailing market price as of the date of notice of election. As of June 30, 2020, there are no options outstanding under the plan.

Purchased shares are reported in the Company's Condensed Consolidated Financial Statements as authorized and unissued. At December 31, 2019 and June 30, 2020 there were no stock options vested or unvested and outstanding under these plans.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May yet Be Purchased Under the Plans or Programs

April 1, 2020 through April 30, 2020	—	$—	N/A	N/A
May 1, 2020 through May 31, 2020	—	$—	N/A	N/A
June 1, 2020 through June 30, 2020	—	$—	N/A	N/A

Total	—	$—	N/A	N/A

ITEM 4.  Removed and Reserved.

ITEM 6.  EXHIBITS

(a) Exhibits

Exhibit 31(a)	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	-	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL WESTERN LIFE GROUP, INC.
(Registrant)

Date:	August 7, 2020	/S/ Ross R. Moody
Ross R. Moody
Chairman of the Board, President and
Chief Executive Officer
(Authorized Officer)

Date:	August 7, 2020	/S/ Brian M. Pribyl
Brian M. Pribyl
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)
(Principal Accounting Officer)