Form 10-Q
period 2020-09-30
National Western Life Group, Inc.
filed 2020-11-06
CIK 1635984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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
Large accelerated filer  ☒  Accelerated filer  ☐    Non-accelerated filer (Do not check if a smaller reporting company)  ☐  Smaller reporting company ☐  Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of November 5, 2020, the number of shares of Registrant's common stock outstanding was: Class A – 3,436,020 and  Class B - 200,000.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
ASSETS	September 30, 2020	December 31, 2019

Investments:
Debt securities held to maturity, at amortized cost, net of allowance for credit losses ($5,086 and $0; fair value: $7,378,399 and $7,407,703)	$6,822,053	7,106,245
Debt securities available for sale, at fair value (cost: $3,156,486 and $3,206,120)	3,410,656	3,356,945
Mortgage loans, net of allowance for credit losses ($2,357 and $675)	302,715	272,422
Policy loans	75,714	80,008
Derivatives, index options	93,367	157,588
Equity securities, at fair value (cost: $15,157 and $16,894)	18,610	23,594
Other long-term investments	78,579	62,090

Total investments	10,801,694	11,058,892

Cash and cash equivalents	507,025	253,525
Deferred policy acquisition costs	633,349	723,972
Deferred sales inducements	86,104	104,359
Value of business acquired	132,426	138,071
Accrued investment income	93,330	93,298
Federal income tax receivable	802	—
Other assets	166,256	181,330

Total assets	$12,420,986	12,553,447

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY	September 30, 2020	December 31, 2019

LIABILITIES:

Future policy benefits:
Universal life and annuity contracts (Note 1)	$9,013,661	9,303,233
Traditional life reserves	848,515	838,738
Other policyholder liabilities	136,392	127,607
Deferred Federal income tax liability (Note 1)	53,055	36,767
Federal income tax payable	—	3,748
Other liabilities	154,133	126,924

Total liabilities	10,205,756	10,437,017

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:

Common stock:
Class A - $0.01 par value; 7,500,000 shares authorized; 3,436,020 issued and outstanding in 2020 and 2019	34	34
Class B - $0.01 par value; 200,000 shares authorized, issued, and outstanding in 2020 and 2019	2	2
Additional paid-in capital	41,716	41,716
Accumulated other comprehensive income (loss)	104,764	60,108
Retained earnings (Note 1)	2,068,714	2,014,570

Total stockholders’ equity	2,215,230	2,116,430

Total liabilities and stockholders' equity	$12,420,986	12,553,447

Note:  The Condensed Consolidated Balance Sheet at December 31, 2019 has been derived from the audited Consolidated Financial Statements as of that date.

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
For the Three Months Ended September 30, 2020 and 2019
(Unaudited)
(In thousands, except per share amounts)

	2020	2019

Premiums and other revenues:
Universal life and annuity contract charges	$40,303	37,840
Traditional life premiums	22,693	24,099
Net investment income (loss)	129,679	108,456
Other revenues	3,977	3,273
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) gains (losses)	1	(1,943)
Portion of OTTI (gains) losses recognized in other comprehensive income	(1)	(2)
Net OTTI losses recognized in earnings	—	(1,945)
Other net investment gains (losses)	6,050	1,443
Total net realized investment gains (losses)	6,050	(502)
Total revenues	202,702	173,166

Benefits and expenses:
Life and other policy benefits	26,940	39,918
Amortization of deferred policy acquisition costs and value of business acquired	50,800	22,998
Universal life and annuity contract interest	85,879	59,445
Other operating expenses	25,754	25,813

Total benefits and expenses	189,373	148,174

Earnings before Federal income taxes	13,329	24,992

Federal income taxes	2,504	5,003

Net earnings	$10,825	19,989

Basic earnings per share:
Class A	$3.06	$5.65
Class B	$1.53	$2.83

Diluted earnings per share:
Class A	$3.06	$5.65
Class B	$1.53	$2.83

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
For the Nine Months Ended September 30, 2020 and 2019
(Unaudited)
(In thousands, except per share amounts)

	2020	2019

Premiums and other revenues:
Universal life and annuity contract charges	$112,478	112,703
Traditional life premiums	68,956	65,492
Net investment income	261,894	388,211
Other revenues	15,217	13,652
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) gains (losses)	5	(7,840)
Portion of OTTI (gains) losses recognized in other comprehensive income	(5)	(7)
Net OTTI losses recognized in earnings	—	(7,847)
Other net investment gains (losses)	12,660	11,549
Total net realized investment gains (losses)	12,660	3,702

Total revenues	471,205	583,760

Benefits and expenses:
Life and other policy benefits	94,005	101,764
Amortization of deferred policy acquisition costs and value of business acquired	111,937	86,573
Universal life and annuity contract interest	119,625	200,500
Other operating expenses	74,730	77,196

Total benefits and expenses	400,297	466,033

Earnings before Federal income taxes	70,908	117,727

Federal income taxes	13,732	23,844

Net earnings	$57,176	93,883

Basic earnings per share:
Class A	$16.17	$26.55
Class B	$8.08	$13.28

Diluted earnings per share:
Class A	$16.17	$26.55
Class B	$8.08	$13.28

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended September 30, 2020 and 2019
(Unaudited)
(In thousands)

	2020	2019

Net earnings	$10,825	19,989

Other comprehensive income (loss), net of effects of deferred costs and taxes:
Unrealized gains (losses) on securities:
Net unrealized holding gains (losses) arising during period	24,357	15,586
Net unrealized liquidity gains (losses)	1	1
Reclassification adjustment for net amounts included in net earnings	(702)	1,380

Net unrealized gains (losses) on securities	23,656	16,967

Foreign currency translation adjustments	85	52

Benefit plans:
Amortization of net prior service cost and net gain (loss)	(2,066)	(504)

Other comprehensive income (loss)	21,675	16,515

Comprehensive income (loss)	$32,500	36,504

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended September 30, 2020 and 2019
(Unaudited)
(In thousands)

	2020	2019

Net earnings	$57,176	93,883

Other comprehensive income, net of effects of deferred costs and taxes:
Unrealized gains (losses) on securities:
Net unrealized holding gains (losses) arising during period	53,569	93,730
Net unrealized liquidity gains (losses)	2	3
Reclassification adjustment for net amounts included in net earnings	(2,670)	4,252

Net unrealized gains (losses) on securities	50,901	97,985

Foreign currency translation adjustments	(46)	519

Benefit plans:
Amortization of net prior service cost and net gain (loss)	(6,199)	(1,512)

Other comprehensive income (loss)	44,656	96,992

Comprehensive income (loss)	$101,832	190,875

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended September 30, 2020 and 2019
(Unaudited)
(In thousands)

	2020	2019

Common stock:
Balance at beginning of period	$36	36
Shares exercised under stock option plan	—	—

Balance at end of period	36	36

Additional paid-in capital:
Balance at beginning of period	41,716	41,716
Shares exercised under stock option plan	—	—

Balance at end of period	41,716	41,716

Accumulated other comprehensive income (loss):
Unrealized gains (losses) on non-impaired securities:
Balance at beginning of period	97,909	50,730
Change in unrealized gains (losses) during period, net of tax	23,655	16,966

Balance at end of period	121,564	67,696

Unrealized losses on impaired held to maturity securities:
Balance at beginning of period	(3)	(5)
Cumulative effect of change in accounting principle	—	—
Amortization	1	2
Other-than-temporary impairments, non-credit, net of tax	—	—
Additional credit loss on previously impaired securities	—	—
Change in shadow deferred policy acquisition costs	—	(1)

Balance at end of period	(2)	(4)

Unrealized losses on impaired available for sale securities:
Balance at beginning of period	(2)	(2)
Other-than-temporary impairments, non-credit, net of tax	—	—
Change in shadow deferred policy acquisition costs	—	—
Recoveries, net of tax	—	—

Balance at end of period	(2)	(2)

	Continued on Next Page

NATIONAL WESTERN LIFE GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued) For the Three Months Ended September 30, 2020 and 2019 (Unaudited) (In thousands)

	2020	2019

Foreign currency translation adjustments:
Balance at beginning of period	4,970	5,044
Change in translation adjustments during period	85	52

Balance at end of period	5,055	5,096

Benefit plan liability adjustment:
Balance at beginning of period	(19,785)	(12,305)
Amortization of net prior service cost and net loss, net of tax	(2,066)	(504)

Balance at end of period	(21,851)	(12,809)

Accumulated other comprehensive income (loss) at end of period	104,764	59,977

Retained earnings:
Balance at beginning of period	2,057,889	1,969,934
Cumulative effect of change in accounting principle, net of tax	—	—
Net earnings	10,825	19,989

Balance at end of period	2,068,714	1,989,923

Total stockholders' equity	$2,215,230	2,091,652

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 2020 and 2019
(Unaudited)
(In thousands)

	2020	2019

Common stock:
Balance at beginning of period	$36	36
Shares exercised under stock option plan	—	—

Balance at end of period	36	36

Additional paid-in capital:
Balance at beginning of period	41,716	41,716
Shares exercised under stock option plan	—	—

Balance at end of period	41,716	41,716

Accumulated other comprehensive income:
Unrealized gains (losses) on non-impaired securities:
Balance at beginning of period	70,665	(30,286)
Change in unrealized gains (losses) during period, net of tax	50,899	97,982
Cumulative effect of change in accounting principle, net of tax	—	—

Balance at end of period	121,564	67,696

Unrealized losses on impaired held to maturity securities:
Balance at beginning of period	(4)	(7)
Amortization	4	6
Other-than-temporary impairments, non-credit, net of tax	—	—
Additional credit loss on previously impaired securities	—	—
Change in shadow deferred policy acquisition costs	(2)	(3)

Balance at end of period	(2)	(4)

Unrealized losses on impaired available for sale securities:
Balance at beginning of period	(2)	(2)
Other-than-temporary impairments, non-credit, net of tax	—	—
Change in shadow deferred policy acquisition costs	—	—
Recoveries, net of tax	—	—

Balance at end of period	(2)	(2)

	Continued on Next Page

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued) For the Nine Months Ended September 30, 2020 and 2019 (Unaudited) (In thousands)

	2020	2019

Foreign currency translation adjustments:
Balance at beginning of period	5,101	4,577
Change in translation adjustments during period	(46)	519

Balance at end of period	5,055	5,096

Benefit plan liability adjustment:
Balance at beginning of period	(15,652)	(11,297)
Amortization of net prior service cost and net loss, net of tax	(6,199)	(1,512)

Balance at end of period	(21,851)	(12,809)

Accumulated other comprehensive income (loss) at end of period	104,764	59,977

Retained earnings:
Balance at beginning of period	2,014,570	1,896,040
Cumulative effect of change in accounting principle, net of tax (Note 2)	(3,032)	—
Net earnings	57,176	93,883

Balance at end of period (Note 1)	2,068,714	1,989,923

Total stockholders' equity	$2,215,230	2,091,652

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2020 and 2019
(Unaudited)
(In thousands)

	2020	2019

Cash flows from operating activities:
Net earnings	$57,176	93,883
Adjustments to reconcile net earnings to net cash from operating activities:
Universal life and annuity contract interest	119,625	200,500
Surrender charges and other policy revenues	(21,219)	(25,608)
Realized (gains) losses on investments	(12,660)	(3,702)
Accretion/amortization of discounts and premiums, investments	1,580	1,798
Depreciation and amortization	8,892	8,501
Increase (decrease) in estimated credit losses on investments	2,930	—
(Increase) decrease in value of equity securities	3,107	(2,639)
(Increase) decrease in value of derivatives	34,866	(63,127)
(Increase) decrease in deferred policy acquisition and sales inducement costs, and value of business acquired	75,604	53,837
(Increase) decrease in accrued investment income	(32)	3,837
(Increase) decrease in other assets	8,746	1,831
Increase (decrease) in liabilities for future policy benefits	(5,288)	6,960
Increase (decrease) in other policyholder liabilities	8,785	(19,847)
Increase (decrease) in Federal income tax liability	(4,550)	6,486
Increase (decrease) in deferred Federal income tax	5,224	(17,502)
Increase (decrease) in other liabilities	(3,391)	(1,045)

Net cash provided by operating activities	279,395	244,163

Cash flows from investing activities:
Proceeds from sales of:
Debt securities available for sale	—	80,528
Other investments	5,786	29,960
Proceeds from maturities, redemptions, and prepayments of:
Debt securities held to maturity	619,984	486,344
Debt securities available for sale	240,398	189,944
Other investments	9,753	5,911
Derivatives, index options	84,778	28,457
Purchases of:
Debt securities held to maturity	(318,138)	(161,617)
Debt securities available for sale	(181,162)	(127,811)
Equity securities	(1,019)	(977)
Derivatives, index options	(51,318)	(57,443)
Other investments	(23,268)	(7,314)
Property, equipment, and other productive assets	(7,223)	(4,364)
Payment to acquire businesses, net of cash acquired	—	(189,121)

	Continued on Next Page
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) For the Nine Months Ended September 30, 2020 and 2019 (Unaudited) (In thousands)

	2020	2019

Principal payments on mortgage loans	6,022	22,384
Cost of mortgage loans acquired	(41,530)	(47,744)
Decrease (increase) in policy loans	4,294	2,580

Net cash provided by (used in) investing activities	347,357	249,717

Cash flows from financing activities:
Deposits to account balances for universal life and annuity contracts	348,583	292,551
Return of account balances on universal life and annuity contracts	(721,496)	(747,260)
Borrowings under line of credit agreement	—	75,000
Principal payments on line of credit borrowings	—	(75,000)
Principal payments under finance lease obligation	(280)	(295)

Net cash provided by (used in) financing activities	(373,193)	(455,004)

Effect of foreign exchange	(59)	657

Net increase (decrease) in cash, cash equivalents, and restricted cash	253,500	39,533
Cash, cash equivalents, and restricted cash at beginning of period	253,525	131,976

Cash, cash equivalents and restricted cash at end of period	$507,025	171,509

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid (received) during the period for:
Interest	$56	252
Income taxes	$13,229	34,758

Noncash operating activities:
Net deferral and amortization of sales inducements	$(12,755)	(13,501)

Noncash investing and financing activities:
Contingent consideration to acquire businesses	$—	3,700

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position of National Western Life Group, Inc. ("NWLGI") and its wholly owned subsidiaries (“Company”) as of September 30, 2020, and the results of its operations and its cash flows for the three and nine months ended September 30, 2020 and September 30, 2019. Such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year. It is recommended that these Condensed Consolidated Financial Statements be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 which is accessible free of charge through the Company's internet site at www.nwlgi.com or the Securities and Exchange Commission internet site at www.sec.gov. The Condensed Consolidated Balance Sheet at December 31, 2019 has been derived from the audited consolidated financial statements as of that date.

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of NWLGI and its wholly owned subsidiaries: National Western Life Insurance Company ("NWLIC" or "National Western"), Regent Care San Marcos Holdings, LLC, NWL Services, Inc., and N.I.S. Financial Services, Inc. ("NIS"). National Western's wholly owned subsidiaries include The Westcap Corporation, NWL Financial, Inc., NWLSM, Inc., Braker P III, LLC, and Ozark National Life Insurance Company ("Ozark National"). The results of operations for Ozark National and NIS include their respective business activity subsequent to their acquisition effective January 31, 2019 and all references herein to results for the nine months ended September 30, 2019 for Ozark National and NIS refer to their eight month activity February 1, 2019 through September 30, 2019. All significant intercorporate transactions and accounts have been eliminated in consolidation.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The table below shows the unrealized gains and losses on available-for-sale securities that were reclassified out of accumulated other comprehensive income for the three and nine months ended September 30, 2020 and September 30, 2019.

Affected Line Item in the Statements of Earnings	Amount Reclassified From Accumulated Other Comprehensive Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)

Other net investment gains (losses)	$889	198	3,380	2,465
Net OTTI losses recognized in earnings	—	(1,945)	—	(7,847)
Earnings before Federal income taxes	889	(1,747)	3,380	(5,382)
Federal income taxes	187	(367)	710	(1,130)

Net earnings	$702	(1,380)	2,670	(4,252)

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Accounting pronouncements adopted

In June 2016, the FASB released ASU 2016-13, Financial Instruments-Credit Losses, which revises the credit loss recognition criteria for certain financial assets measured at amortized cost. The new guidance replaces the existing incurred loss recognition model with an expected loss recognition model (“CECL”). The objective of the CECL model is for the reporting entity to recognize its estimate of current expected credit losses for affected financial assets in a valuation allowance deducted from the amortized cost basis of the related financial assets that results in presenting the net carrying value of the financial assets at the amount expected to be collected. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The amendments in this Update add clarification and correction to ASU 2016-13 around accrued interest, transfers between classifications or categories for loans and debt securities, consideration of recoveries in estimating allowances, reinsurance recoveries, consideration of prepayments and estimated costs to sell when foreclosure is probable. In November, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. The amendments in this Update add clarification and correction to ASU 2016-13 around expected recoveries for purchased financial assets with credit deterioration, transition relief for troubled debt restructurings, disclosures related to accrued interest receivables, and financial assets secured by collateral maintenance provisions. The guidance for these pronouncements was effective for interim and annual periods beginning after December 15, 2019, and for most affected instruments must be adopted using a modified retrospective approach, with a cumulative effect adjustment recorded to beginning retained earnings. Effective January 1, 2020, the Company adopted the expected loss recognition model related to mortgage loans, debt securities held to maturity and reinsurance recoverable. The change in accounting, net of tax, of $3.0 million was recorded as a charge to retained earnings in the first quarter of 2020 reflecting initial allowance for estimated credit losses balances of $1.2 million on mortgage loans and $3.3 million on debt securities held to maturity. The estimated credit losses for the reinsurance recoverable were immaterial to the financial statements, but are monitored on a quarterly basis for any changes. Refer to Note (9) Investments for more information. Certain disclosures required by ASU 2016-13 are not included in the Consolidated Financial Statements as the impact of this standard was not material.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future Consolidated Financial Statements.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(3) STOCKHOLDERS' EQUITY

Robert L. Moody, Sr., through the Robert L. Moody Revocable Trust, controls 99.0% of the total outstanding shares of the Company's Class B common stock as of September 30, 2020. Holders of the Company's Class A common stock elect one-third of the Board of Directors of the Company, and holders of the Class B common stock elect the remainder. Any cash or in-kind dividends paid on each share of Class B common stock are to be only one-half of the cash or in-kind dividends paid on each share of Class A common stock. In the event of liquidation of the Company, the Class A stockholders will receive the par value of their shares; then the Class B stockholders shall receive the par value of their shares; and the remaining net assets of the Company shall be divided between the stockholders of both Class A and Class B stock based upon the number of shares held.

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
National Western did not declare or pay cash dividends to NWLGI in the nine months ended September 30, 2020. In the first quarter of 2019, National Western declared and paid a $32.0 million dividend to NWLGI, the proceeds of which were used as part of the cash purchase of NIS. In the third quarter of 2019, National Western declared a $4.0 million dividend to NWLGI which was subsequently paid on October 17, 2019.

NWLGI did not declare or pay cash dividends on its common shares during the nine months ended September 30, 2020 and 2019.

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

	Three Months Ended September 30,
	2020		2019
	Class A	Class B	Class A	Class B
	(In thousands except per share amounts)

Numerator for Basic and Diluted Earnings Per Share:
Net earnings	$10,825		19,989
Dividends - Class A shares	—		—
Dividends - Class B shares	—		—

Undistributed earnings	$10,825		19,989

Allocation of net earnings:
Dividends	$—	—	—	—
Allocation of undistributed earnings	10,519	306	19,424	565

Net earnings	$10,519	306	19,424	565

Denominator:
Basic earnings per share - weighted-average shares	3,436	200	3,436	200
Effect of dilutive stock options	—	—	—	—

Diluted earnings per share - adjusted weighted-average shares for assumed conversions	3,436	200	3,436	200

Basic earnings per share	$3.06	1.53	5.65	2.83

Diluted earnings per share	$3.06	1.53	5.65	2.83

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended September 30,
	2020		2019
	Class A	Class B	Class A	Class B
	(In thousands except per share amounts)

Numerator for Basic and Diluted Earnings Per Share:
Net earnings	$57,176		93,883
Dividends - Class A shares	—		—
Dividends - Class B shares	—		—

Undistributed earnings	$57,176		93,883

Allocation of net earnings:
Dividends	$—	—	—	—
Allocation of undistributed earnings	55,560	1,616	91,228	2,655

Net earnings	$55,560	1,616	91,228	2,655

Denominator:
Basic earnings per share - weighted-average shares	3,436	200	3,436	200
Effect of dilutive stock options	—	—	—	—

Diluted earnings per share - adjusted weighted-average shares for assumed conversions	3,436	200	3,436	200

Basic Earnings Per Share	$16.17	8.08	26.55	13.28

Diluted Earnings Per Share	$16.17	8.08	26.55	13.28

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands)

Service cost	$27	24	81	72
Interest cost	168	210	505	630
Expected return on plan assets	(315)	(271)	(946)	(815)
Amortization of prior service cost	—	—	—	—
Amortization of net loss	145	165	435	495

Net periodic benefit cost	$25	128	75	382

The service cost shown above for each period represents plan expenses expected to be paid out of plan assets. Under the clarified rules of the Pension Protection Act, plan expenses paid from plan assets are to be included in the plan's service cost component.

The Company's minimum required contribution for the 2020 plan year is $0.0 million. There were no planned contributions remaining for the 2019 plan year as of September 30, 2020. As of September 30, 2020, the Company has made $0.2 million in contributions to the plan for the 2020 plan year.

The components of net periodic benefit cost including service cost are reported in the line item “Other operating expenses” in the Condensed Consolidated Statements of Earnings (Loss).

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
National Western also sponsors three non-qualified defined benefit pension plans. The first plan covers certain senior officers and provides benefits based on the participants' years of service and compensation. The primary pension obligations and administrative responsibilities of the plan are maintained by a pension administration firm, which is a subsidiary of American National Group, Inc. ("American National"), a related party. American National has guaranteed the payment of pension obligations under the plan. However, the Company has a contingent liability with respect to the plan should these entities be unable to meet their obligations under the existing agreements. Also, the Company has a contingent liability with respect to the plan in the event that a plan participant continues employment with National Western beyond age seventy, the aggregate average annual participant salary increases exceed 10% per year, or any additional employees become eligible to participate in the plan. If any of these conditions are met, the Company would be responsible for any additional pension obligations resulting from these items. Amendments were made to the plan to allow an additional employee to participate and to change the benefit formula for the then Chairman of the Company. As previously mentioned, these additional obligations are a liability to the Company. Effective December 31, 2004, this plan was frozen with respect to the continued accrual of benefits of the then Chairman and the then President of the Company in order to comply with law changes under the American Jobs Creation Act of 2004 ("Act").

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

The following table summarizes the components of net periodic benefit costs for the non-qualified defined benefit plans.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands)

Service cost	$302	126	907	377
Interest cost	337	256	1,012	768
Amortization of prior service cost	14	14	44	44
Amortization of net loss	1,446	348	4,336	1,044

Net periodic benefit cost	$2,099	744	6,299	2,233

As the plans are not funded, there is no expected return on plan assets shown in the net periodic benefit cost table above. The Company expects to contribute $2.0 million to these plans in 2020. As of September 30, 2020, the Company has contributed $1.6 million to the plans.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands)

Interest cost	$41	49	124	148
Amortization of prior service cost	—	13	—	39
Amortization of net loss	40	61	119	183

Net periodic benefit cost	$81	123	243	370

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

A summary of segment information as of September 30, 2020 and December 31, 2019 for the Condensed Consolidated Balance Sheet items and for the three and nine months ended September 30, 2020 and September 30, 2019 for the Condensed Consolidated Statements of Earnings (Loss) is provided below.

Condensed Consolidated Balance Sheet Items:

	September 30, 2020
	Domestic Life Insurance	International Life Insurance	Annuities	Acquired Businesses	All Others	Totals
	(In thousands)

Deferred policy acquisition costs, sales inducements, and value of business acquired	$127,124	183,318	402,072	139,365	—	851,879
Total segment assets	1,467,577	1,049,371	7,797,137	1,030,162	367,605	11,711,852
Future policy benefits	1,275,476	798,665	7,068,118	719,917	—	9,862,176
Other policyholder liabilities	17,190	12,214	91,818	15,170	—	136,392

	December 31, 2019
	Domestic Life Insurance	International Life Insurance	Annuities	Acquired Businesses	All Others	Totals
	(In thousands)

Deferred policy acquisition costs, sales inducements, and value of business acquired	$127,557	209,858	486,553	142,434	—	966,402
Total segment assets	1,399,818	1,153,105	8,198,730	978,243	362,900	12,092,796
Future policy benefits (1)	1,198,103	870,461	7,366,894	706,513	—	10,141,971
Other policyholder liabilities	18,016	14,903	80,002	14,686	—	127,607

(1) Revised to correct for an adjustment related to an understatement of reserve liabilities of $15.0 million. Refer to Note 1.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidated Statements of Earnings (Loss):

	Three Months Ended September 30, 2020
	Domestic Life Insurance	International Life Insurance	Annuities	Acquired Businesses	All Others	Totals
	(In thousands)

Premiums and contract revenues	$17,734	21,551	4,187	19,524	—	62,996
Net investment income (loss)	21,201	10,354	87,889	6,434	3,801	129,679
Other revenues	10	6	84	2,628	1,249	3,977

Total revenues	38,945	31,911	92,160	28,586	5,050	196,652

Life and other policy benefits	3,785	2,278	3,383	17,494	—	26,940
Amortization of deferred policy acquisition costs and value of business acquired	10,540	6,496	31,794	1,970	—	50,800
Universal life and annuity contract interest	20,352	(14,023)	79,550	—	—	85,879
Other operating expenses	5,185	5,434	9,205	4,498	1,432	25,754
Federal income taxes (benefit)	(161)	5,169	(5,294)	963	556	1,233

Total expenses	39,701	5,354	118,638	24,925	1,988	190,606

Segment earnings (loss)	$(756)	26,557	(26,478)	3,661	3,062	6,046

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended September 30, 2020
	Domestic Life Insurance	International Life Insurance	Annuities	Acquired Businesses	All Others	Totals
	(In thousands)

Premiums and contract revenues	$40,971	67,479	13,536	59,448	—	181,434
Net investment income	23,293	12,507	196,187	19,284	10,623	261,894
Other revenues	40	54	80	7,369	7,674	15,217

Total revenues	64,304	80,040	209,803	86,101	18,297	458,545

Life and other policy benefits	13,831	9,293	20,452	50,429	—	94,005
Amortization of deferred policy acquisition costs and value of business acquired	16,322	19,392	70,159	6,064	—	111,937
Universal life and annuity contract interest	17,831	(15,368)	117,162	—	—	119,625
Other operating expenses	15,123	13,047	28,787	13,361	4,412	74,730
Federal income taxes (benefit)	199	8,907	(4,440)	4,103	2,304	11,073

Total expenses	63,306	35,271	232,120	73,957	6,716	411,370

Segment earnings (loss)	$998	44,769	(22,317)	12,144	11,581	47,175

	Three Months Ended September 30, 2019
	Domestic Life Insurance	International Life Insurance	Annuities	Acquired Businesses	All Others	Totals
	(In thousands)

Premiums and contract revenues	$11,387	25,065	5,336	20,151	—	61,939
Net investment income	12,885	6,872	78,000	6,300	4,399	108,456
Other revenues	49	25	8	2,318	873	3,273

Total revenues	24,321	31,962	83,344	28,769	5,272	173,668

Life and other policy benefits	6,099	5,074	12,550	16,195	—	39,918
Amortization of deferred acquisition costs and value of business acquired	2,181	(3,047)	21,688	2,176	—	22,998
Universal life and annuity contract interest	11,267	14,637	33,541	—	—	59,445
Other operating expenses	5,297	5,493	8,596	4,772	1,655	25,813
Federal income taxes (benefit)	(107)	1,970	1,388	1,133	725	5,109

Total expenses	24,737	24,127	77,763	24,276	2,380	153,283

Segment earnings (loss)	$(416)	7,835	5,581	4,493	2,892	20,385

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended September 30, 2019
	Domestic Life Insurance	International Life Insurance	Annuities	Acquired Businesses	All Others	Totals
	(In thousands)

Premiums and contract revenues	$32,897	74,905	16,061	54,332	—	178,195
Net investment income	51,379	30,165	270,727	16,283	19,657	388,211
Other revenues	113	79	80	6,049	7,331	13,652

Total revenues	84,389	105,149	286,868	76,664	26,988	580,058

Life and other policy benefits	13,850	10,195	33,856	43,863	—	101,764
Amortization of deferred acquisition costs and value of business acquired	8,898	11,195	60,150	6,330	—	86,573
Universal life and annuity contract interest	45,693	33,967	120,840	—	—	200,500
Other operating expenses	14,437	14,278	25,478	12,348	10,655	77,196
Federal income taxes (benefit)	306	7,192	9,426	2,836	3,307	23,067

Total expenses	83,184	76,827	249,750	65,377	13,962	489,100

Segment earnings (loss)	$1,205	28,322	37,118	11,287	13,026	90,958

Reconciliations of segment information to the Company's Condensed Consolidated Financial Statements are provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)

Premiums and Other Revenues:
Premiums and contract revenues	$62,996	61,939	181,434	178,195
Net investment income (loss)	129,679	108,456	261,894	388,211
Other revenues	3,977	3,273	15,217	13,652
Realized gains (losses) on investments	6,050	(502)	12,660	3,702

Total condensed consolidated premiums and other revenues	$202,702	173,166	471,205	583,760

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)

Federal Income Taxes:
Total segment Federal income taxes	$1,233	5,109	11,073	23,067
Taxes on realized gains (losses) on investments	1,271	(106)	2,659	777

Total condensed consolidated Federal income taxes	$2,504	5,003	13,732	23,844

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)

Net Earnings:
Total segment earnings	$6,046	20,385	47,175	90,958
Realized gains (losses) on investments, net of taxes	4,779	(396)	10,001	2,925

Total condensed consolidated net earnings	$10,825	19,989	57,176	93,883

	September 30,	December 31,
	2020	2019
	(In thousands)

Assets:
Total segment assets	$11,711,852	12,092,796
Other unallocated assets	709,134	460,651

Total condensed consolidated assets	$12,420,986	12,553,447

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

No awards were granted to officers and directors during the nine months ended September 30, 2020 and 2019.

The Company uses the current fair value method to measure compensation costs for awards granted under the share-based plans.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
As of September 30, 2020 and December 31, 2019, the liability balance was $5.0 million and $11.2 million, respectively. A summary of awards by type and related activity is detailed below.

Options Outstanding
	Shares Available For Grant	Shares	Weighted- Average Exercise Price

Stock Options:
Balance at January 1, 2020	291,000	—	$—
Exercised	—	—	$—
Forfeited	—	—	$—
Expired	—	—	$—
Stock options granted	—	—	$—

Balance at September 30, 2020	291,000	—	$—

	Liability Awards
	SAR	RSU	PSU

Other Share/Unit Awards:
Balance at January 1, 2020	107,517	14,352	19,108
Exercised	(1,372)	(2,357)	(4,150)
Forfeited	(1,797)	(259)	—
Granted	—	—	—

Balance at September 30, 2020	104,348	11,736	14,958

SARs, RSUs, and PSUs shown as forfeited in the above tables represent vested and unvested awards not exercised by plan participants upon their termination from the Company in accordance with the expiration provisions of the awards.

The total intrinsic value of share-based compensation exercised was $1.9 million and $2.5 million for the nine months ended September 30, 2020 and 2019, respectively. The total share-based compensation paid was $1.9 million and $2.5 million for the nine months ended September 30, 2020 and 2019, respectively. The total fair value of SARs, RSUs, and PSUs vested during the nine months ended September 30, 2020 and 2019 was $1.8 million and $3.0 million, respectively. No cash amounts were received from the exercise of stock options under the Plans during the periods reported.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes information about SARs outstanding at September 30, 2020. There were no options outstanding as of September 30, 2020.

	SARs Outstanding
	Number Outstanding	Weighted- Average Remaining Contractual Life	Number Exercisable

Exercise prices:
$132.56	19,118	1.2 years	19,118
$210.22	23,550	3.2 years	19,600
$216.48	11,149	5.4 years	11,149
$311.16	9,797	6.2 years	9,797
$310.55	203	6.6 years	203
$334.34	9,264	7.0 years	6,254
$303.77	11,462	8.0 years	3,967
$252.91	19,805	9.1 years	249

Totals	104,348		70,337

Aggregate intrinsic value (in thousands)	$960		$960

The aggregate intrinsic value in the table above is based on the closing Class A stock price of $182.77 per share on September 30, 2020.

In estimating the fair value of the SARs outstanding at September 30, 2020 and December 31, 2019, the Company employed the Black-Scholes option pricing model with assumptions detailed below.

	September 30, 2020	December 31, 2019

Expected term	1.2 to 9.1 years	1.9 to 10 years
Expected volatility weighted-average	32.85%	22.19%
Expected dividend yield	0.20%	0.12%
Risk-free rate weighted-average	0.17%	1.61%

The Company reviewed the contractual term relative to the SARs as well as perceived future behavior patterns of exercise. Volatility is based on the Company’s historical volatility over the expected term of the SARs by expected exercise date.

The pre-tax compensation cost/(benefit) recognized in the financial statements related to these plans was $(0.5) million and $(4.4) million for the three and nine months ended September 30, 2020 and $1.5 million and $0.1 million for the three and nine months ended September 30, 2019, respectively. The related tax expense/(benefit) recognized was $0.1 million and $0.9 million for the three and nine months ended September 30, 2020 and $(0.3) million and $0.0 million for the three and nine months ended September 30, 2019.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
As of September 30, 2020, the total pre-tax compensation expense related to non-vested share-based awards not yet recognized was $2.6 million. This amount is expected to be recognized over a weighted-average period of 1.3 years. The Company recognizes compensation cost over the graded vesting periods.

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

On September 28, 2017, a purported shareholder derivative lawsuit was filed in the 122nd District Court of Galveston County, State of Texas entitled Robert L. Moody, Jr. derivatively on behalf of National Western Life Insurance Company and National Western Life Group, Inc. v. Ross Rankin Moody, et al., naming certain current and former directors and current officers as defendants. The complaint challenged the directors’ oversight of insurance sales to non-U.S. residents and alleged that the defendants breached their fiduciary duties in the conduct of their duties as board members by failing to act (i) on an informed basis and (ii) in good faith or with the honest belief that their actions were in the best interests of the Company. The complaint sought an undetermined amount of damages, attorneys’ fees and costs, and equitable relief, including the removal of the Company’s Chairman and Chief Executive Officer and other board members and/or officers of the Company. The Company believes that the claims in the complaint were baseless and without merit, will continue to vigorously defend this lawsuit, and was awarded reimbursement of legal costs and expenses from plaintiff as detailed below. The Company believes, based on information currently available, that the final outcome of this lawsuit will not have a material adverse effect on the Company’s business, results of operations, or consolidated financial position. The companies and directors filed their respective Pleas to the Jurisdiction ("Pleas") contesting the plaintiff's standing to even pursue this action, along with their Answers, on October 27, 2017. On December 14, 2017, plaintiff filed a Response to the Pleas and on December 21, 2017, the Court heard oral argument on the Pleas. Plaintiff then filed a First Amended Petition on January 11, 2018. The companies and directors filed a Supplement to the Pleas on January 30, 2018, to which plaintiff responded on February 1, 2018, and the companies and directors replied on February 9, 2018. On May 3, 2018, the Court issued a memorandum to all attorneys of record stating that the Court would grant the defendants' Pleas and asked the attorney for defendants to prepare and submit proposed orders/judgments granting the requested relief for consideration by the Court. The defendants filed such proposed order granting the Pleas on May 7, 2018. On May 16, 2018 the Court issued an Order granting the Pleas and dismissing Robert L. Moody, Jr.’s claims with prejudice, and plaintiff then filed a Motion to Transfer Venue (“MTTV”). Defendants filed an Application for Fees, seeking to recover defendants’ legal costs and expenses from plaintiff, and a Response to the MTTV on June 8, 2018. In response plaintiff filed a Motion to Vacate, a Response to the Application for Fees, and his own Request for Attorney’s Fees on July 5, 2018. Defendants filed a Response to the Motion to Vacate and to plaintiff’s Request for Attorney’s Fees on July 11, 2018, and the Court heard oral arguments on July 16, 2018. Plaintiff filed supplemental briefing in support of his July 5, 2018 filings on July 25, 2018, and defendants filed their response to plaintiff's supplemental briefing on July 27, 2018. On August 8, 2018 the Court issued an Order denying plaintiff's Motion to Vacate. Pursuant to the Court’s instructions, on October 5, 2018, defendants filed an Order Granting Application for Expenses. Defendants then filed a Motion for Entry of Final Judgment and a Request for Submission Date on Motion for Entry of Final Judgment on October 11, 2018, which the Court set as October 30, 2018. Plaintiff filed his Objection to Proposed Final Judgment and Objection to Proposed Order on Attorneys’ Fees on October 25, 2018, to which defendants filed a response on October 30, 2018. On November 11, 2018, the Court issued its Final Judgment: ordering Plaintiff to pay the companies $1,314,054 for reasonable and necessary fees and expenses; denying Plaintiff’s Motion to Transfer Venue, and; dismissing Plaintiff’s counterclaim. Plaintiff has appealed the Court’s Final Judgment and that appeal is pending before the First District Court of Appeals in Houston, Texas.

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

The Company had no commitments to fund new loans and $7.2 million of commitments to extend credit relating to existing loans at September 30, 2020. The Company evaluates each customer's creditworthiness on a case-by-case basis. The Company had commitments to make capital contributions to investment funds of $52.2 million as of September 30, 2020.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(9)INVESTMENTS

(A)Investment Gains and Losses

The Company uses the specific identification method in computing realized gains and losses. The table below presents realized gains and losses, excluding impairment losses, for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)

Available for sale debt securities:
Realized gains on disposal	$888	197	3,379	2,548
Realized losses on disposal	—	—	—	(84)
Held to maturity debt securities:
Realized gains on disposal	2,501	1,246	6,620	2,197
Realized losses on disposal	—	—	—	—
Real estate gains (losses)	2,661	—	2,661	6,888
Other	—	—	—	—

Totals	$6,050	1,443	12,660	11,549

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

In the third quarter of 2020, the Company sold an investment real estate property for a realized gain of $2.7 million. Net real estate gains for the nine months ended September 30, 2019 primarily pertain to the Company's sale of its nursing home operations in Reno, Nevada and San Marcos, Texas as well as a property sold located in Austin, Texas. The sale of the Reno nursing home was completed effective during the first quarter of 2019 and a gain of $5.7 million was realized on the sale of the land and building associated with the operation. The sale of the San Marcos nursing home was concluded during the second quarter of 2019 and the Company recorded a loss of $(2.0) million associated with the sale of the land and building of this operation. The sale of the Company's prior home office was also completed during the second quarter of 2019 and realized a gain on the sale of $3.2 million.

For the three months ended September 30, 2020 and 2019 the percentage of total gains on bonds due to the call of securities was 99.9% and 99.6%, respectively. This includes calls out of the Company's available for sale portfolio of debt securities. For the nine months ended September 30, 2020 and 2019 the percentage of gains on bonds due to the call of securities was 99.8% and 81.0%, respectively.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(B)Debt Securities

The table below presents amortized costs and fair values of debt securities held to maturity at September 30, 2020.

	Debt Securities Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
	(In thousands)

U.S. agencies	$73,153	2,934	—	76,087	(81)
U.S. Treasury	3,798	156	—	3,954	—
States and political subdivisions	437,620	24,976	(124)	462,472	(176)
Foreign governments	1,128	150	—	1,278	—
Public utilities	812,251	71,098	—	883,349	(718)
Corporate	4,549,262	401,764	(7,620)	4,943,406	(4,111)
Commercial mortgage-backed	3,019	34	—	3,053	—
Residential mortgage-backed	944,838	57,854	(1)	1,002,691	—
Asset-backed	2,070	39	—	2,109	—

Totals	$6,827,139	559,005	(7,745)	7,378,399	(5,086)

The table below presents amortized costs and fair values of debt securities available for sale at September 30, 2020.

	Debt Securities Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
	(In thousands)

States and political subdivisions	$89,168	8,384	(2)	97,550	—
Foreign governments	9,990	235	—	10,225	—
Public utilities	62,413	5,194	—	67,607	—
Corporate	2,895,799	256,716	(20,349)	3,132,166	—
Commercial mortgage-backed	27,124	1,187	—	28,311	—
Residential mortgage-backed	10,653	1,247	(159)	11,741	—
Asset-backed	61,339	1,759	(42)	63,056	—

Totals	$3,156,486	274,722	(20,552)	3,410,656	—

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

Unrealized losses for debt securities held to maturity and debt securities available for sale increased at September 30, 2020 from comparable balances at December 31, 2019 primarily due to the widening in interest rate spreads that occurred during the period as a result of COVID-19 effects on financial markets.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Debt securities balances at September 30, 2020 and December 31, 2019 include Ozark National holdings of $335.3 million and $307.2 million in held to maturity and $416.0 million and $415.7 million in available for sale. As part of the acquisition effective January 31, 2019 the Company employed purchase accounting procedures in accordance with GAAP which revalued the acquired investment portfolio to their fair values as of the date of the acquisition. These fair values became the book values for Ozark National from that point going forward. Accordingly, unrealized gains and losses for the Ozark National debt securities represent the changes subsequent to the purchase accounting book values established at the acquisition.

The following table shows the gross unrealized losses and fair values of the Company's held to maturity debt securities by investment category and length of time the individual securities have been in a continuous unrealized loss position at September 30, 2020.

	Debt Securities Held to Maturity
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

States and political subdivisions	$13,687	(55)	1,757	(69)	15,444	(124)
Public utilities	—	—	—	—	—	—
Corporate	148,574	(7,464)	5,817	(156)	154,391	(7,620)
Commercial mortgage-backed	—	—	—	—	—	—
Residential mortgage-backed	1,004	(1)	—	—	1,004	(1)
Asset-backed	—	—	—	—	—	—

Totals	$163,265	(7,520)	7,574	(225)	170,839	(7,745)

The following table shows the gross unrealized losses and fair values of the Company's available for sale debt securities by investment category and length of time the individual securities have been in a continuous unrealized loss position at September 30, 2020.

	Debt Securities Available for Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

States and political subdivisions	$558	(2)	—	—	558	(2)
Public utilities	—	—	—	—	—	—
Corporate	179,742	(17,784)	28,389	(2,565)	208,131	(20,349)
Commercial mortgage-backed	—	—	—	—	—	—
Residential mortgage-backed	—	—	572	(159)	572	(159)
Asset-backed	15,131	(42)	—	—	15,131	(42)

Totals	$195,431	(17,828)	28,961	(2,724)	224,392	(20,552)

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

Debt securities. The gross unrealized losses for debt securities are made up of 68 individual issues, or 5.0% of the total debt securities held by the Company at September 30, 2020. The market value of these bonds as a percent of amortized cost approximates 93.3%. Of the 68 securities, 8, or 11.8%, fall in the 12 months or greater aging category; and 45 were rated investment grade at September 30, 2020.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The amortized cost and fair value of investments in debt securities at September 30, 2020, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Debt Securities Available for Sale		Debt Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Due in 1 year or less	$179,359	182,907	579,550	587,799
Due after 1 year through 5 years	1,361,831	1,450,221	3,004,262	3,204,761
Due after 5 years through 10 years	1,178,727	1,291,931	1,474,459	1,656,357
Due after 10 years	337,453	382,489	818,941	921,629
	3,057,370	3,307,548	5,877,212	6,370,546

Mortgage and asset-backed securities	99,116	103,108	949,927	1,007,853

Totals before allowance for credit losses	3,156,486	3,410,656	6,827,139	7,378,399

Allowance for credit losses	—	—	(5,086)	—

Totals	$3,156,486	3,410,656	6,822,053	7,378,399

As disclosed in Note (2) New Accounting Pronouncements in the Notes to Condensed Consolidated Financial Statements, the Company adopted new accounting guidance as of January 1, 2020 for credit loss recognition of certain financial assets, including debt securities classified in the held to maturity category. The Company employs a cohort cumulative loss rate method in estimating current expected credit losses with respect to its held to maturity debt securities. This method applies publicly available industry wide statistics of default incidence by defined segmentations of debt security investments combined with future assumptions regarding economic conditions (i.e. GDP forecasts) both in the near term and the long term. The Company utilizes Moody's loss rates by industry type and credit ratings and applies them to each major bond category. These bond categories are further segmented by credit ratings and by maturities of two years and less and more than two years. The following table presents the allowance for credit losses for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	Debt Securities Held to Maturity	Debt Securities Available for Sale	Debt Securities Held to Maturity	Debt Securities Available for Sale
	(In thousands)

Balance, beginning of period	$4,940	—	—	—
Provision January 1, 2020 for adoption of new accounting guidance	—	—	3,334	—
(Releases)/provision during period	146	—	1,752	—

Balance, end of period	$5,086	—	5,086	—

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

The Company determines current expected credit losses for available-for-sale debt securities in accordance with FASB ASC Subtopic 326-30 when fair value is less than amortized cost, interest payments are missed and the security is experiencing credit issues. At September 30, 2020, the Company performed additional analyses on certain available-for-sale securities whose market values were negatively impacted by the change in the economic environment precipitated by the COVID-19 pandemic crisis. Based on its review, the Company determined none of these investments required an allowance for credit loss at September 30, 2020. Under the previous guidance, debt securities were not considered to be other-than-temporarily impaired when a decline in market value was attributable to factors such as market volatility, liquidity, spread widening and credit quality in which it was anticipated that a recovery of all amounts due under the contractual terms of the security would occur and the Company had the intent and ability to hold the security until recovery or maturity. There was a $1.9 million and $7.8 million other-than-temporary impairment recorded on a single debt security during the three and nine months ended September 30, 2019, respectively. The Company's operating procedures include monitoring the investment portfolio on an ongoing basis for any changes in issuer facts and circumstances that might lead to future need for a credit loss allowance.

In the table below, held to maturity securities and their corresponding allowance for credit losses are represented according to credit ratings by nationally recognized statistical rating organizations.

	Debt Securities Held to Maturity
	Amortized Cost	Allowance for Credit Losses	Carrying Value
	(In thousands)

AAA	$95,861	—	95,861
AA	1,639,976	(379)	1,639,597
A	2,224,126	(939)	2,223,187
BBB	2,737,258	(3,292)	2,733,966
BB and other below investment	129,918	(476)	129,442

Bonds Total	$6,827,139	(5,086)	6,822,053

(C)Transfer of Securities

During the three and nine months ended September 30, 2020 the Company made no transfers from the held to maturity category to securities available for sale.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Loans in foreclosure, loans considered impaired or loans past due 90 days or more are placed on a non-accrual status. If a mortgage loan is determined to be on non-accrual status, the mortgage loan does not accrue any revenue into the Condensed Consolidated Statements of Earnings (Loss). The loan is independently monitored and evaluated as to potential impairment or foreclosure. If delinquent payments are made and the loan is brought current, then the Company returns the loan to active status and accrues income accordingly. The Company had no mortgage loans past due 90 days or more at September 30, 2020 or 2019 and as a result all interest income was recognized at September 30, 2020 and 2019. As a result of the economic climate change induced by the COVID-19 virus, various mortgage loan borrowers of the Company have requested a temporary forbearance of principal payments on loans in the range of three to nine months. During the nine months ended September 30, 2020 there were eight loans representing an aggregate principal balance of $29.2 million with borrowers meeting specified criteria of the Company that forbearance terms were agreed to.

The following table represents the mortgage loan portfolio by loan-to-value ratio.

	September 30, 2020		December 31, 2019
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Loan-to-Value Ratio (1):
Less than 50%	$52,987	17.4	$52,778	19.3
50% to 60%	57,744	18.9	56,929	20.8
60% to 70%	148,694	48.7	117,377	43.0
70% to 80%	45,647	15.0	46,013	16.9
80% to 90%	—	—	—	—
Greater than 90%	—	—	—	—
Gross balance	305,072	100.0	273,097	100.0

Allowance for credit losses	(2,357)	(0.8)	(675)	(0.2)

Totals	$302,715	99.2	$272,422	99.8

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

The following table represents the mortgage loan allowance for credit losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)

Balance, beginning of the period	$2,227	675	675	675
Provision January 1, 2020 for adoption of new accounting guidance	—	—	504	—
Provision during the period	130	—	1,178	—
Releases	—	—	—	—

Total ending allowance for credit losses	$2,357	675	2,357	675

The Company's direct investments in real estate are not a significant portion of its total investment portfolio and totaled approximately $33.9 million and $34.6 million at September 30, 2020 and December 31, 2019, respectively. The Company recognized operating income on real estate properties of approximately $2.2 million and $2.1 million for the first nine months of 2020 and 2019, respectively. In the third quarter of 2020, the Company sold a property located in Travis County, Texas for a realized gain of $2.7 million.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables set forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of the date indicated:

	September 30, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale	$3,410,656	—	3,410,656	—
Equity securities	18,610	18,610	—	—
Derivatives, index options	93,367	—	—	93,367
Other invested assets	1	1	—	—

Total assets	$3,522,634	18,611	3,410,656	93,367

Policyholder account balances (a)	$116,802	—	—	116,802
Other liabilities (b)	4,951	—	—	4,951

Total liabilities	$121,753	—	—	121,753

During the three and nine months ended September 30, 2020, the Company made no transfers into or out of Levels 1, 2 or 3.

	December 31, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale	$3,356,945	—	3,356,945	—
Equity securities	23,594	23,594	—	—
Derivatives, index options	157,588	—	—	157,588
Other invested assets	2	2	—	—

Total assets	$3,538,129	23,596	3,356,945	157,588

Policyholder account balances (a)	$155,902	—	—	155,902
Other liabilities (c)	15,301	—	—	15,301

Total liabilities	$171,203	—	—	171,203

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present, by pricing source and fair value hierarchy level, the Company's assets that are measured at fair value on a recurring basis:

	September 30, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale:
Priced by third-party vendors	$3,410,656	—	3,410,656	—
Priced internally	—	—	—	—
Subtotal	3,410,656	—	3,410,656	—

Equity securities, available for sale:
Priced by third-party vendors	18,610	18,610	—	—
Priced internally	—	—	—	—
Subtotal	18,610	18,610	—	—

Derivatives, index options:
Priced by third-party vendors	93,367	—	—	93,367
Priced internally	—	—	—	—
Subtotal	93,367	—	—	93,367

Other invested assets:
Priced by third-party vendors	1	1	—	—
Priced internally	—	—	—	—
Subtotal	1	1	—	—

Total	$3,522,634	18,611	3,410,656	93,367

Percent of total	100.0%	0.5%	96.8%	2.7%

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

	For the Three Months Ended September 30, 2020
	Assets		Other Liabilities
	Derivatives, Index Options	Total Assets	Policyholder Account Balances	Stock Options	Contingent Consideration	Total Other Liabilities
	(In thousands)

Beginning balance, July 1, 2020	$66,738	66,738	87,573	5,497	—	93,070
Total realized and unrealized gains (losses):
Included in net earnings	31,520	31,520	34,119	(546)	—	33,573
Included in other comprehensive income	—	—		—	—	—
Purchases, sales, issuances and settlements, net:
Purchases	11,426	11,426	11,427	—	—	11,427
Sales	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Settlements	(16,317)	(16,317)	(16,317)	—	—	(16,317)
Transfers into (out of) Level 3	—	—	—	—	—	—

Balance at end of period	$93,367	93,367	116,802	4,951	—	121,753

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets/liabilities held at the end of the reporting period:
Net investment income	$50,636	50,636	—	—	—	—
Benefits and expenses	—	—	50,636	(546)	—	50,090

Total	$50,636	50,636	50,636	(546)	—	50,090

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the Three Months Ended September 30, 2019
	Assets		Other Liabilities
	Derivatives, Index Options	Total Assets	Policyholder Account Balances	Stock Options	Contingent Consideration	Total Other Liabilities
	(In thousands)

Beginning balance, July 1, 2019	$89,900	89,900	100,638	7,991	3,871	112,500
Total realized and unrealized gains (losses):
Included in net earnings	3,296	3,296	(3,534)	1,462	94	(1,978)
Included in other comprehensive income	—	—	—	—	—	—
Purchases, sales, issuances and settlements, net:
Purchases	19,872	19,872	19,872	—	—	19,872
Sales	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Settlements	(6,704)	(6,704)	(6,704)	—	—	(6,704)
Transfers into (out of) Level 3	—	—	—	—	—	—

Balance at end of period	$106,364	106,364	110,272	9,453	3,965	123,690

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets/liabilities held at the end of the reporting period:
Net investment income	$(2,020)	(2,020)	—	—	—	—
Benefits and expenses	—	—	(2,020)	1,462	94	(464)

Total	$(2,020)	(2,020)	(2,020)	1,462	94	(464)

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the Nine Months Ended September 30, 2020
	Assets		Other Liabilities
	Derivatives, Index Options	Total Assets	Policyholder Account Balances	Stock Options	Contingent Consideration	Total Other Liabilities
	(In thousands)

Beginning balance, January 1, 2020	$157,588	157,588	155,902	11,225	4,076	171,203
Total realized and unrealized gains (losses):
Included in net earnings	(34,865)	(34,865)	(9,744)	(4,395)	(4,076)	(18,215)
Included in other comprehensive income	—	—	—	—	—	—
Purchases, sales, issuances and settlements, net:
Purchases	50,287	50,287	50,287	—	—	50,287
Sales	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Settlements	(79,643)	(79,643)	(79,643)	(1,879)	—	(81,522)
Transfers into (out of) Level 3	—	—	—	—	—	—

Balance at end of period	$93,367	93,367	116,802	4,951	—	121,753

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets/liabilities held at the end of the reporting period:
Net investment income	$6,966	6,966	—	—	—	—
Benefits and expenses	—	—	6,966	(4,395)	(4,076)	(1,505)

Total	$6,966	6,966	6,966	(4,395)	(4,076)	(1,505)

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the Nine Months Ended September 30, 2019
	Assets		Other Liabilities
	Derivatives, Index Options	Total Assets	Policyholder Account Balances	Stock Options	Contingent Consideration	Total Other Liabilities
	(In thousands)

Beginning balance, January 1, 2019	$14,684	14,684	44,781	11,923	—	56,704
Total realized and unrealized gains (losses):
Included in net earnings	63,127	63,127	36,938	52	265	37,255
Included in other comprehensive income	—	—	—	—	—	—
Purchases, sales, issuances and settlements, net:
Purchases	56,494	56,494	56,494	—	—	56,494
Sales	—	—	—	—	—	—
Issuances	—	—	—	—	3,700	3,700
Settlements	(27,941)	(27,941)	(27,941)	(2,522)	—	(30,463)
Transfers into (out of) Level 3	—	—	—	—	—	—

Balance at end of period	$106,364	106,364	110,272	9,453	3,965	123,690

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets/liabilities held at the end of the reporting period:
Net investment income	$42,794	42,794	—	—	—	—
Benefits and expenses	—	—	42,794	52	265	43,111

Total	$42,794	42,794	42,794	52	265	43,111

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the valuation method for financial assets and liabilities categorized as level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

	September 30, 2020
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(In thousands)

Assets:
Derivatives, index options	$93,367	Broker prices	Implied volatility	12.96% - 53.69% (19.74%)

Total assets	$93,367

Liabilities:
Policyholder account balances	$116,802	Deterministic cash flow model	Projected option cost	0.0% - 38.69% (5.18%)
Share based compensation	4,951	Black-Scholes model	Expected term	1.2 to 9.1 years
			Expected volatility	32.85%
Total liabilities	$121,753

	December 31, 2019
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(In thousands)

Assets:
Derivatives, index options	$157,588	Broker prices	Implied volatility	13.10% - 19.90% (15.25%)

Total assets	$157,588

Liabilities:
Policyholder account balances	$155,902	Deterministic cash flow model	Projected option cost	0.0% - 17.55% (3.14%)
Share based compensation	11,225	Black-Scholes model	Expected term	1.9 to 10 years
			Expected volatility	22.19%
Contingent consideration on businesses acquired	4,076	Probabilistic Method	Discount rate	10.0%
			Projected renewal premium	$57.2 - $82.4 million ($71.9)
Total liabilities	$171,203

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

The carrying amounts and fair values of the Company's financial instruments are as follows:

	September 30, 2020
			Fair Value Hierarchy Level
	Carrying Values	Fair Values	Level 1	Level 2	Level 3
	(In thousands)
ASSETS
Debt securities held to maturity	$6,822,053	7,378,399	—	7,378,399	—
Debt securities available for sale	3,410,656	3,410,656	—	3,410,656	—

Cash and cash equivalents	507,025	507,025	507,025	—	—
Mortgage loans	302,715	303,910	—	—	303,910
Real estate	33,927	48,547	—	—	48,547
Policy loans	75,714	128,615	—	—	128,615
Other loans	19,712	20,004	—	—	20,004
Derivatives, index options	93,367	93,367	—	—	93,367
Equity securities	18,610	18,610	18,610	—	—
Life interest in Libbie Shearn Moody Trust	9,230	12,775	—	—	12,775
Other investments	4,514	22,581	1	—	22,580

LIABILITIES
Deferred annuity contracts	$6,697,569	5,422,599	—	—	5,422,599
Immediate annuity and supplemental contracts	417,663	449,676	—	—	449,676
Contingent consideration on businesses acquired	—	—	—	—	—

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

The tables below present the fair value of derivative instruments as of September 30, 2020 and December 31, 2019, respectively.

	September 30, 2020
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments

Equity index options	Derivatives, Index Options	$93,367

Fixed-index products			Universal Life and Annuity Contracts	$116,802

Total		$93,367		$116,802

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

The table below presents the effect of derivative instruments in the Condensed Consolidated Statements of Earnings (Loss) for the three months ended September 30, 2020 and 2019.

		September 30, 2020	September 30, 2019
Derivatives Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized In Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		(In thousands)

Equity index options	Net investment income (loss)	$31,520	3,296

Fixed-index products	Universal life and annuity contract interest	(34,119)	3,533

		$(2,599)	6,829

The table below presents the effect of derivative instruments in the Condensed Consolidated Statements of Earnings (Loss) for the nine months ended September 30, 2020 and 2019.

		September 30, 2020	September 30, 2019
Derivatives Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized In Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		(In thousands)

Equity index options	Net investment income	$(34,865)	63,127

Fixed-index products	Universal life and annuity contract interest	9,744	(36,937)

		$(25,121)	26,190

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The embedded derivative liability, the change of which is recorded in universal life and annuity contract interest in the Condensed Consolidated Statements of Earnings (Loss), includes projected interest credits that are offset by the expected collectability by the Company of asset management fees on fixed-index products. The anticipated asset management fees to be collected increases or decreases based upon the most recent performance of index options and adds to or reduces the offset applied to the embedded derivative liability (increasing or decreasing contract interest expense). For the three months ended September 30, 2020 and 2019, the change in the embedded derivative liability due to the expected collectability of asset management fees increased/(decreased) contract interest expense by $3.7 million and $(6.8) million, respectively. For the nine months ended September 30, 2020 and 2019, contract interest expense was increased/(decreased) by $29.3 million and $(27.1) million, respectively, for the expected collectability of asset management fees. Beginning in the second quarter of 2020, the Company changed its budget for purchasing options to match the collection of asset management fees with the payoff from out of the money options, thereby removing the option premium currently being paid for the probability or expectation of collecting asset management fees ("out of the money" hedging). As the current one year options outstanding expire and are replaced by out of the money hedges, the embedded derivative liability component due to the projected collectability of asset management fees will be eliminated.

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

In addition to the purchase price, the Company incurred $3.3 million of acquisition-related costs. In accordance with GAAP, these costs are included in Other operating expenses in the Condensed Consolidated Statements of Earnings (Loss) for the nine months ended September 30, 2019 and are not considered part of the purchase price.

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
	$9,600

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The gross carrying amounts and accumulated amortization for each specifically identifiable intangible asset were as follows.

	September 30, 2020			December 31, 2019
	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(In thousands)

Trademarks/trade names	15	$2,800	(311)	2,800	(171)
Internally developed software	7	3,800	(905)	3,800	(498)
Insurance licenses	N/A	3,000	—	3,000	—

		$9,600	(1,216)	9,600	(669)

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

	September 30,	December 31,
	2020	2019
	(In thousands)

Balance, beginning of year	$138,071	—
Business acquired	—	145,768
Amortization:
Amortization, excluding unlocking	(5,645)	(7,697)

Balance as of end of period	$132,426	138,071

Estimated future amortization of VOBA, net of interest (in thousands), as of September 30, 2020, is as follows:

Expected Amortization
(In thousands)

Remainder of 2020	$1,844
2021	$7,002
2022	$6,646
2023	$6,337
2024	$6,060
Goodwill
The changes in the carrying amount of goodwill (in thousands) were as follows:

	September 30,	December 31,
	2020	2019
	(In thousands)

Gross goodwill as of beginning of year	$13,864	—
Goodwill resulting from business acquisition	—	13,864
Gross goodwill, before impairments	13,864	13,864
Accumulated impairment as of beginning of year	—	—
Current year impairments	—	—

Net goodwill as of end of period	$13,864	13,864

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Due to the severe change in economic climate as a result of the COVID-19 pandemic, the Company evaluated the goodwill balance for potential impairment as of September 30, 2020 and determined that there was evidence to support not impairing the balance.
Financial Information

Subsequent to the acquisition date of January 31, 2019, Ozark National and NIS total revenues of $77.1 million and net earnings of $11.7 million were included in Condensed Consolidated Statements of Earnings (Loss) for the nine month period ended September 30, 2019. Their results for segment reporting purposes are combined in the Acquired Businesses segment.

The following unaudited comparative pro forma total revenues and net earnings represent Condensed Consolidated Results of Operations for the Company which assume amounts estimated had the acquisition of Ozark National and NIS by the Company been effective January 1, 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)

Total revenues	$202,702	173,166	471,205	593,402

Net earnings (loss)	$10,825	19,989	57,176	95,341

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

Management's discussion and analysis of the financial condition and results of operations (“MD&A”) of National Western Life Group, Inc. ("NWLGI") for the three and nine months ended September 30, 2020 follows. Where appropriate, discussion specific to the insurance operations of National Western Life Insurance Company is denoted by "National Western" or "NWLIC". This discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related notes beginning on page 3 of this report and with the 2019 Annual Report filed on Form 10-K with the SEC.

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

Overview

National Western provides life insurance products for the savings and protection needs of policyholders and annuity contracts for the asset accumulation and retirement needs of contract holders. The Company accepts funds from policyholders or contract holders and establishes a liability representing future obligations to pay the policy or contract holders and their beneficiaries. To ensure the Company will be able to pay these future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed income securities. The Company maintains its home office in Austin, Texas where substantially all of its approximately 300 employees are located.

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

The Company monitors these factors continually as key business indicators. The discussion that follows in this Item 2 includes these indicators and presents information useful to an overall understanding of the Company's business performance for the nine months ended September 30, 2020, incorporating required disclosures in accordance with the rules and regulations of the SEC.

Insurance Operations - Domestic

National Western is currently licensed to do business in all states, except New York, and the District of Columbia. Products marketed are annuities, universal life insurance, fixed-index universal life, and traditional life insurance, which include both term and whole life products. Domestic sales in terms of premium levels have historically been more heavily weighted toward annuities. Most of these annuities can be sold either as tax qualified or non-qualified products. More recently, a greater proportion of sales activity has been derived from single premium life insurance products, predominantly those with an equity-index crediting mechanism. Presently, nearly all of National Western's domestic life premium sales come from single premium life products. At September 30, 2020, National Western maintained approximately 114,500 annuity contracts in force and 47,000 domestic life insurance policies in force representing nearly $3.5 billion in face amount of coverage.

National Western markets and distributes its domestic products primarily through independent national marketing organizations ("NMOs"). These NMOs assist the Company in recruiting, contracting, and managing independent agents. National Western's agents are independent contractors who are compensated on a commission basis. It currently has approximately 28,300 domestic independent agents contracted.

Although reported separately for segment disclosure purposes, effective January 31, 2019, domestic insurance operations include the activities of Ozark National. Ozark National is a Missouri domiciled, stock life insurance company currently licensed to conduct business in thirty states. Organized and incorporated in 1964, its largest markets by state are Missouri, Iowa, Minnesota, Nebraska, and Kansas. Ozark National utilizes a unique distribution system to market its flagship Balanced Program which consists of a coordinated sale of a non-participating whole life insurance product with a mutual fund investment product offered through its affiliated broker-dealer, NIS. Due to Ozark National's coordinated sale, their agents hold a securities license in addition to an insurance license. At September 30, 2020, Ozark National maintained approximately 180,000 life insurance policies in force representing $6.1 billion in face amount of coverage. It maintains its home office facility in Kansas City, Missouri where its approximately 70 employees are located.

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

Issuing universal life and traditional life insurance policies to residents of countries in these different regions had provided diversification that helped to minimize large fluctuations that could arise due to various economic, political, and competitive pressures occurring from one country to another. These policies also provided diversification of earnings relative to the Company's domestic life insurance segment. The Company continues to service and maintain a block of international policies in force. At September 30, 2020, National Western had approximately 46,500 international life insurance policies in force representing nearly $12.7 billion in face amount of coverage.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands)

Single premium life	$56,610	51,929	141,557	127,496
Traditional life	798	1,189	2,139	3,840
Universal life	—	20	6	113

Totals	$57,408	53,138	143,702	131,449

Life insurance sales, as measured by total and annualized first year premiums, increased 8% in the third quarter of 2020 as compared to the third quarter of 2019 reflecting the current recovery in new sales activity from the contraction earlier in 2020 due to the COVID-19 pandemic. Sales for the three months ended September 30, 2020, included $0.8 million from Ozark National representing their traditional life sales activity. This amount is a decline from $1.2 million in sales achieved in the third quarter of 2019 indicative of Ozark National's business model which is heavily dependent upon in person contact for agent recruiting and obtaining applications for coverage from prospective policyholders. For the nine months ended September 30, 2020, total life insurance sales increased 9% from the level in 2019 representative of the strong sales momentum in the first quarter prior to the impacts of the COVID-19 social distancing protocols and the subsequent resumption in sales activity as states opened up their sheltering requirements. Included in these nine month amounts were $2.1 million and $3.7 million in sales from Ozark National for 2020 and 2019, respectively.

National Western's life insurance product portfolio includes single premium universal life ("SPUL") and equity-index universal life ("EIUL") products as well as hybrids of the EIUL and SPUL products, combining features of these core products. Equity-index universal life products have been the predominant product sold in the domestic life market for a number of years. Most of these sales are single premium mode products (one year, five year, or ten year) designed for transferring accumulated wealth tax efficiently into life insurance policies with limited underwriting due to lesser net insurance amounts at risk (face amount of the insurance policy less cash premium contributed). These products were designed and implemented years ago targeting the accumulated savings of the segment of the population entering their retirement years. The wealth transfer life products have been valuable offerings for the Company's distributors as evidenced by their comprising over 98% of total life sales in the first nine months of 2020.
The average new policy face amounts, excluding insurance riders, since 2016 are as shown in the following table.

	Average New Policy Face Amount
	NWLIC Domestic	Ozark National	NWLIC International

Year ended December 31, 2016	149,200	—	327,300
Year ended December 31, 2017	148,100	—	299,300
Year ended December 31, 2018	162,600	—	290,900
Year ended December 31, 2019	179,900	45,200	—
Nine Months Ended September 30, 2020	186,600	44,800	—

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

The table below sets forth information regarding life insurance in force for each date presented.

	Insurance In Force as of
	September 30,	December 31,
	2020	2019
	($ in thousands)

National Western

Universal life:
Number of policies	31,720	33,760
Face amounts	$4,435,110	4,746,100

Traditional life:
Number of policies	26,670	28,400
Face amounts	$2,446,590	2,671,120

Fixed-index life:
Number of policies	35,120	36,170
Face amounts	$9,226,100	9,635,810

Total life insurance:
Number of policies	93,510	98,330
Face amounts	$16,107,800	17,053,030

Ozark National

Total life insurance (all traditional):
Number of policies	180,050	183,380
Face amounts	$6,079,480	6,246,800

At September 30, 2020, National Western’s face amount of life insurance in force was comprised of $12.6 billion from the international line of business and $3.5 billion from the domestic line of business. At December 31, 2019, these amounts were $13.7 billion and $3.4 billion for the international and domestic lines of business, respectively.

Annuities

The following table sets forth information regarding the Company's annuity sales activity as measured by single and annualized first year premiums. Similar to life insurance sales, these figures are considered a non-GAAP financial measure but are shown in accordance with industry practice and depict National Western's sales productivity.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)

Fixed-index annuities	$76,255	55,865	221,992	171,483
Other deferred annuities	1,875	3,898	5,475	11,747
Immediate annuities	2,270	140	10,991	1,873

Totals	$80,400	59,903	238,458	185,103

Annuity sales increased 34% in the third quarter of 2020 compared to 2019 and were 29% higher in the nine months ended September 30, 2020 relative to the comparable period in 2019. The increased sales activity, in the midst of the COVID-19 pandemic, reflects National Western's expansion of its sales and marketing personnel beginning in the second half of 2019 and a related expansion of sales and marketing initiatives in this line of business.

The Company's mix of annuity sales has historically shifted with interest rate levels and the relative performance of the equity market. With the decline in interest rates subsequent to the subprime crisis, fixed-index products have comprised the majority of annuity sales generally accounting for 90% or more of all annuity sales the past several years. During the first nine months of 2020, this percentage approximated 93% reflecting both the historically low levels in interest rates and the overall upward trend in equities since bottoming out in 2009 during the financial crisis at that time. For all fixed-index products, the Company purchases over the counter call options to hedge the equity return feature. The options are purchased relative to the issuance of the annuity contracts in such a manner to minimize timing risk. Generally, the index return during the indexing period (if the underlying index increases) becomes a component in a formula (set forth in the annuity), the result of which is credited as interest to contract holders electing the index formula crediting method at the beginning of the indexing period. The formula result can never be less than zero with these products. The Company does not deliberately mismatch or under hedge for the equity feature of the products. Fixed-index products also provide the contract holder the alternative to elect a fixed interest rate crediting option.

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

The following table sets forth information regarding annuities in force for each date presented.

	Annuities In Force as of
	September 30,	December 31,
	2020	2019
	($ in thousands)

Fixed-index annuities
Number of policies	68,590	70,790
GAAP annuity reserves	$5,260,656	5,467,786

Other deferred annuities
Number of policies	33,960	36,550
GAAP annuity reserves	$1,297,869	1,420,237	(1)

Immediate annuities
Number of policies	11,940	12,530
GAAP annuity reserves	$368,333	349,389

Total annuities
Number of policies	114,490	119,870
GAAP annuity reserves	$6,926,858	7,237,412

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

While the morbidity exposure of COVID-19 to the life insurance industry is uncertain at this point, it is not expected to result in significant excess mortality claims. The Company (National Western and Ozark National) has incurred approximately $3.6 million in net death claims for which COVID-19 was identified as the cause of death. The biggest near-term risk to life insurance companies has been the decline in value of invested assets due to downgrades in credit market securities, derivative investments experiencing fair value declines resulting in unrealized losses, impairment-related losses or sizable additions being made to the allowance for current credit expected losses in financial statements. Consequently, there has been balance sheet asset deterioration, charges to capital, and lower reported earnings.

In recent years, in the attempt to acquire additional investment yield in the low rate environment, life insurers substantially increased allocations to BBB- rated bonds. In a recession, many of these investment grade corporate credits are at risk for downgrades, as well as the potential to default. Risk-based capital (RBC) formulas assess higher required capital charges as investment quality declines. A meaningful shift of BBB- rated debt securities to non-investment grade categories could have significant implications in terms of required capital levels which would depress RBC ratios of impacted insurers. Life insurance companies also have a large exposure to real estate in its investment portfolios through commercial mortgage, direct real estate investment, and mortgage-backed securities. These investments are highly dependent upon occupancy and payment of rent and lease obligations. The quarantine and shelter-at-home lockdown affect the ability to meet these payment obligations.

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

Consolidated Operations

Premiums and other revenues. The following details Company revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)

Universal life and annuity contract charges	$40,303	37,840	112,478	112,703
Traditional life premiums	22,693	24,099	68,956	65,492
Net investment income (excluding derivatives)	98,159	105,160	296,759	325,084
Other revenues	3,977	3,273	15,217	13,652
Derivative gain (loss)	31,520	3,296	(34,865)	63,127
Net realized investment gains (losses)	6,050	(502)	12,660	3,702

Total revenues	$202,702	173,166	471,205	583,760

Universal life and annuity contract charges - Revenues for universal life and annuity contracts were lower for the first nine months in 2020 compared to 2019 with the component sources shown below. Revenues for universal life and annuity products consist of policy charges for the cost of insurance, administration charges, surrender charges assessed against policyholder account balances, and amortization of deferred premium loads less reinsurance premiums, as shown in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)

Contract Revenues:
Cost of insurance and administrative charges	$30,975	31,788	93,122	94,119
Surrender charges	6,192	8,633	21,219	25,608
Other charges	7,668	1,831	11,007	6,268
Gross contract revenues	44,835	42,252	125,348	125,995

Reinsurance premiums	(4,532)	(4,412)	(12,870)	(13,292)

Net contract revenues	$40,303	37,840	112,478	112,703

Cost of insurance charges were $24.6 million in the quarter ended September 30, 2020 compared to $25.4 million in the third quarter of 2019, and were $74.2 million for the nine months ended September 30, 2020 compared to $76.7 million for the same period in 2019. Cost of insurance charges typically trend with the size of the universal life insurance block in force and the amount of new business issued during the period. The volume of universal life insurance in force at September 30, 2020 declined to $13.7 billion from approximately $14.4 billion at December 31, 2019 and $15.6 billion at December 31, 2018. Administrative charges pertaining to new business issued were $6.4 million for the three months ended September 30, 2020 and $6.4 million for the same period in 2019, and increased to $18.9 million for the first nine months of 2020 compared to $17.4 million for the first nine months of 2019, reflecting higher sales activity in the current periods.

Surrender charges assessed against policyholder account balances upon withdrawal decreased in the three and nine months ended September 30, 2020 versus the comparable prior year periods. While the Company earns surrender charge income that is assessed upon policy terminations, the Company's overall profitability is enhanced when policies remain in force and additional contract revenues are realized and the Company continues to make an interest rate spread equivalent to the difference it earns on its investments and the amount that it credits to policyholders. In the three and nine months ended September 30, 2020, lapse rates on annuity products were higher than the prior year periods. However, surrender charge income recognized is also dependent upon the duration of policies at the time of surrender (i.e. later duration policy surrenders have lower surrender charges assessed and earlier policy surrenders having a higher surrender charge assessed). The lower surrender charge revenue reflects later duration policies terminating having lower surrender charges.

Other charges include the net amortization into income of the premium load on single premium life insurance products which is deferred at the inception of the policy. As these products have become a substantial portion of domestic life insurance sales, the amortization of accumulated deferrals has surpassed current period premium loads deferred. As part of the Company's annual unlocking analysis performed in the third calendar quarter, a prospective unlocking of the unearned revenue reserve was done in both 2020 and 2019. The effect of the unlocking in the three and nine months ended September 30, 2020 was an increase of $5.9 million in other charges revenue while the effect in the three and nine months ended September 30, 2019 was an increase of $0.5 million. Refer to the Amortization of Deferred Policy Acquisition Costs and Value of New Business Acquired later in this section for further discussion of the Company's unlocking process.

Traditional life premiums - Traditional life premiums include the activity of Ozark National. Ozark National's principal product is a non-participating whole life insurance policy with premiums remitted primarily on a monthly basis. The product is sold in tandem with a mutual fund investment product offered through its broker-dealer affiliate, NIS. Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period. A sizable portion of National Western's traditional life business resided in the International Life segment. However, National Western's overall life insurance sales focus has historically been primarily centered around universal life products. The addition of Ozark National's business of repetitive paying permanent life insurance adds an important complement to National Western's life insurance sales. Included in the amount for the quarter ended September 30, 2020 is $18.5 million of life insurance renewal premium from Ozark National compared to $18.7 million in the third quarter of 2019. For the nine months ended September 30, 2020 and 2019, the Ozark National life insurance renewal premium amounts were $56.1 million and $50.3 million, respectively. Universal life products, especially National Western's equity indexed universal life products, which offer the opportunity for consumers to acquire life insurance protection and receive credited interest linked in part to an outside market index, have been the more popular product offerings in the Company's markets.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)

Gross investment income:
Debt and equities	$92,892	99,204	276,971	304,755
Mortgage loans	3,350	2,922	8,974	9,097
Policy loans	812	883	2,447	2,590
Short-term investments	261	845	1,959	2,054
Other invested assets	1,610	1,897	8,555	8,479

Total investment income	98,925	105,751	298,906	326,975
Less: investment expenses	766	591	2,147	1,891

Net investment income (excluding derivatives)	98,159	105,160	296,759	325,084
Derivative gain (loss)	31,520	3,296	(34,865)	63,127

Net investment income (loss)	$129,679	108,456	261,894	388,211

For the nine months ended September 30, 2020, debt and equity securities generated approximately 93% of total net investment income, excluding derivative gain (loss). The Company's strategy is to invest substantially all of its cash flows in fixed debt securities within its guidelines for credit quality, duration, and diversification. National Western's debt and equity securities investment income continues to experience higher yielding debt securities maturing or being called by borrowers and being replaced with lower yielding securities in the current interest rate environment. Investment yields on new bond purchases during the first nine months of 2020 approximated 3.47% as compared to the 4.06% yield achieved during the full year 2019. During the third quarter of 2020, interest rate levels were relatively level with the ten-year treasury bond increasing a few basis points. While credit spreads narrowed during the third quarter, the ongoing strategy of purchasing slightly longer duration securities helped to partially offset the low rate rate environment. National Western's weighted average portfolio yield was 3.72% at September 30, 2020 declining from 3.74% at June 30, 2020 and 3.78% at December 31, 2019. Ozark National's weighted average portfolio yield at September 30, 2020 was 3.69%.

Changes in fair values of equity securities are included in net investment income in the Condensed Consolidated Statements of Earnings (Loss). For the three months ended September 30, 2020 and 2019, unrealized gains of $0.9 million and $0.2 million, respectively, are included in investment income. For the nine months ended September 30, unrealized losses of $3.2 million in 2020 are netted in investment income while unrealized gains of $2.2 million are included in investment income in the same period for 2019. The carrying value of the Company's portfolio of equity securities was $18.6 million at September 30, 2020.

The Company's mortgage loan activity in the first nine months of 2020 was initially impacted by the pandemic crisis and the low interest rate levels which subsequently materialized. This environment slowed down the underwriting of new loan applications until clarity regarding the impacts of closing down the economy upon commercial real estate became available. The portfolio balance has increased to $302.7 million at September 30, 2020 from $272.4 million at December 31, 2019. During the nine months ended September 30, 2020 the Company originated new mortgage loans in the amount of $41.5 million compared to $47.7 million in the comparable period of 2019.

As disclosed in the accompanying Notes to Condensed Consolidated Financial Statements included in this report, the Company adopted new accounting guidance pertaining to current expected credit losses on financial instruments ("CECL"). The adoption as of January 1, 2020 was reported as a change in accounting with initial balances recorded and charged to retained earnings. Remeasurement of the CECL allowance as of September 30, 2020 resulted in an increase in the allowance of $2.9 million for the nine months ended September 30, 2020 and an increase in allowance of $0.3 million for the three months ended September 30, 2020 which are included in gross investment income. The year-to-date allowance increase is allocated nearly $1.8 million for debt securities held to maturity and slightly under $1.2 million for mortgage loans.

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

	Nine Months Ended September 30,
	2020	2019
	(In thousands)

Excluding derivatives:
Net investment income (loss)	$296,759	325,084
Average invested assets, at amortized cost	$10,982,593	10,902,847
Annual yield on average invested assets	3.60%	3.98%

Including derivatives:
Net investment income (loss)	$261,894	388,211
Average invested assets, at amortized cost	$11,108,071	10,963,371
Annual yield on average invested assets	3.14%	4.72%

The decline in average invested asset yield, excluding derivatives, for the first nine months of 2020 is due to the Company continuing to obtain low yields on newly invested cash flows as higher yielding assets mature or are called, the current period mark-to-market unrealized loss on equity securities, and the current period allowance for expected credit losses.

The average yield on bond purchases during the nine months ended September 30, 2020 to fund National Western insurance operations was 3.47% representing a 2.18% spread over treasury rates. The weighted average quality of new purchases during the first nine months of 2020 was "BBB+" which was slightly higher than the "BBB" average quality of new investments in 2019 but consistent with periods prior to 2019. The composite duration of purchases during the first nine months of 2020 was longer than that of purchases made in previous years as the Company purchased a higher proportion of investments for its life insurance line of business which has a longer liability duration than that of the annuity line of business. The Company's general investment strategy is to purchase debt securities with maturity dates approximating ten years in the future. Accordingly, an appropriate measure for benchmarking the direction of interest rate levels for the Company's debt security purchases is the ten year treasury bond rate. After ending 2019 at a rate of 1.92%, the daily closing yield of the ten-year treasury bond ranged as low as 0.51% during the first nine months of 2020 finishing the period at 0.69%.

The pattern in average invested asset yield, including derivatives, incorporates increases and decreases in the fair value of index options purchased by National Western to support its fixed-index products. Fair values of the purchased call options recorded a net loss during the first nine months of 2020 while a net gain was recorded during the first nine months of 2019, corresponding to the movement in the S&P 500 Index during these periods (the primary index the fixed-index products employ). Refer to the derivatives discussion below for a more detailed explanation.

Other revenues - Other revenues pertain to NIS, the broker-dealer affiliate of Ozark National; the operations of Braker P III ("BP III"), a subsidiary created at the end of 2016 to own and manage a commercial office building BP III acquired; and the Company's previously owned two nursing home operations in Reno, Nevada and San Marcos, Texas.

Revenues associated with NIS were $2.6 million and $2.3 million in the quarter ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019, NIS revenues were $7.2 million and $5.9 million, respectively. NIS revenues in the first nine months of 2019 were for the period subsequent to its acquisition effective January 31, 2019.

Revenues associated with BP III were $1.1 million and $1.0 million in the quarter ended September 30, 2020 and 2019, respectively, and $3.4 million and $3.0 million in the first nine months of 2020 and 2019, respectively. The increased revenues in 2020 reflect tenant leases that were subsequently entered into. The facility is currently fully leased.

The Company closed on the sale of its Reno nursing home operations effective February 1, 2019 and on the sale of its San Marcos nursing home operations effective May 1, 2019. Revenues of $4.3 million in the first nine months of 2019 include Reno and San Marcos operating revenues up to their respective sales dates. In addition, net gains from the sale of personal property and equipment at the Reno facility of $1.4 million are included in 2019 revenues.

The Company's acquisition of Ozark National (by National Western) included a contingent payment provision that was dependent upon the subsequent persistency of Ozark National's in force block of business that was acquired. The Company had been progressively accruing for this potential obligation in its financial statements. Prior to the end of the quarter ended June 30, 2020, the Company executed an agreement with the seller under which both parties agreed that the Company had fulfilled its payment obligation under the Stock Purchase Agreement executed October 3, 2018. Consequently, the Company reversed the contingent payment amounts previously accrued and recognized as Other revenues $4.1 million in the nine months ended September 30, 2020.

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

Gains and losses from index options are substantially due to changes in equity market conditions. Index options are intended to act as hedges to match the returns on the product's underlying reference index and the rise or decline in the index relative to the index level at the time of the option purchase which causes option values to likewise rise or decline. As income from index options fluctuates with the underlying index, the contract interest expense to policyholder accounts for the Company's fixed-index products also fluctuates in a similar manner and direction. For the three and nine months ended September 30, 2020 and 2019, the Company recorded realized and unrealized gains/(losses) from index options as shown below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)

Derivatives:
Unrealized gain (loss)	$35,075	15,619	(58,077)	98,490
Realized gain (loss)	(3,555)	(12,323)	23,212	(35,363)

Total gain (loss) included in net investment income	$31,520	3,296	(34,865)	63,127

Total contract interest	$85,879	59,445	119,625	200,500

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

The financial statement investment spread, the difference between investment income and interest credited to contractholders, is subject to variations from option performance during any given period. For example, many of the Company's equity-index annuity products provide for the collection of asset management fees. These asset management fees are assessed when returns on expiring options are positive, and they are collected prior to passing any additional returns above the assessed management fees to the policy contractholders. During periods of positive returns, the collected asset management fees serve to increase the financial statement spread by increasing option realized gains reported as investment income in an amount greater than interest credited to policy contractholders which is reported as contract interest expense. Asset management fees collected in the first nine months of 2020 and 2019 were approximately $24.7 million and $8.1 million, respectively. For the three months ended September 30, 2020 and 2019, asset management fees collected were $6.7 million and $0.5 million, respectively.

Net realized investment gains (losses) - Realized gains (losses) on investments include proceeds from bond calls, sales and impairment write-downs as well as gains and losses on the sale of real estate property. The net gains reported for the nine months ended September 30, 2020 consisted of gross gains of $12.7 million offset by gross losses of $0.0 million. The net gains reported for the nine months ended September 30, 2019 consisted of gross gains of $13.7 million offset by gross losses of $10.0 million.

In the third quarter of 2020, the Company sold a real estate investment property realizing a gain of $2.7 million. Included in gross gains in 2019 is $5.7 million from the sale of land and building associated with the nursing home in Reno, Nevada and a $3.2 million gain on the sale of the Company's former home office facility. Gross losses during the first nine months of 2019 include a $7.8 million other-than-temporary impairment of a debt security and a $2.0 million loss on the building pertaining to the San Marcos, Texas nursing home which was sold during the period.

Prior to January 1, 2020 and the adoption of the new accounting guidance on current expected credit losses, the Company recorded impairment write-downs when a decline in value was considered to be other-than-temporary and full recovery of the investment was not expected. Impairments due to credit factors were recorded in the Company's Condensed Consolidated Statements of Earnings (Loss) while non-credit (liquidity) impairment losses were included in Condensed Consolidated Statements of Comprehensive Income (Loss). Under the new accounting guidance, credit loss allowances for available for sale debt securities are recorded following the same process previously applied for impairment accounting. Credit loss allowances are recorded through net investment income in the Condensed Consolidated Statements of Earnings (Loss). Impairment or valuation write-downs recorded prior to January 1, 2020 in the Company’s Condensed Consolidated Statement of Earnings (Loss) were completed under accounting guidance prior to the adoption of the accounting standard update 2016-13, Financial Instruments-Credit Losses. Such impairments related to bonds and totaled $1.9 million and $7.8 million for the three and nine months ended September 30, 2019.

The Company had recorded an impairment of $2.2 million during the first quarter of 2019 on real estate property associated with its nursing home operations in San Marcos, Texas based upon a pending agreement to sell the operations. Upon closing of the sale in the second quarter of 2019, a realized loss of $2.0 million was recognized and the impairment allowance reversed.

Benefits and Expenses. The following table details benefits and expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)

Life and other policy benefits	$26,940	39,918	94,005	101,764
Amortization of deferred policy acquisition costs and value of business acquired	50,800	22,998	111,937	86,573
Universal life and annuity contract interest	85,879	59,445	119,625	200,500
Other operating expenses	25,754	25,813	74,730	77,196

Totals	$189,373	148,174	400,297	466,033

Life and other policy benefits - Death claim benefits, the largest component of policy benefits, were $50.9 million in the first nine months of 2020 compared to $50.3 million for the first nine months of 2019. Of the amount included in the nine months ended September 30, 2020, $25.1 million was associated with National Western business and $25.8 million pertained to Ozark National. In the nine months of 2019, these amounts were $27.7 million and $22.6 million for National Western and Ozark National, respectively, (Ozark National for the eight months subsequent to the January 31, 2019 acquisition date). Death claim amounts are subject to variation from period to period. For the first nine months of 2020, the number of National Western life insurance claims increased 20% from the comparable period in 2019 while the average dollar amount per net claim decreased to $40,000 from approximately $50,000. The increase in number of claims reflects additional claims reported through National Western's periodic search of the Social Security Administration's Master Death Claim database which was conducted in the first quarter of 2020. National Western's overall mortality experience has generally been consistent with or better than its product pricing assumptions. The average net claim for Ozark National during the 2020 and 2019 nine month periods was $15,300 and $16,100, respectively. Mortality exposure is managed through reinsurance treaties under which National Western's retained maximum net amount at risk on any one life is capped at $500,000. Ozark National's retained maximum net amount at risk is capped at $200,000 under its reinsurance treaties with limited exceptions related to the conversion of child protection and guaranteed insurability riders.

Both National Western and Ozark National have established specific coding to track the death claim experience associated with COVID-19. During the nine months ended September 30, 2020, National Western had incurred 51 death claims on life insurance policies in which the reported cause of death was due to the coronavirus (COVID-19) totaling a net claim amount (after reinsurance) of $2.4 million. During the same period, Ozark National incurred 76 confirmed COVID-19 death claims aggregating to a net claim amount of approximately $1.2 million. The COVID-19 claim activity is included in the claim disclosures made in the preceding paragraph.

Life and other policy benefits also includes policy liabilities held associated with the Company's traditional life products, policies with life contingencies, and riders such as the guaranteed minimum withdrawal benefit rider ("WBR"), a popular rider to National Western's equity-indexed annuity products. Prior to unlocking adjustments, the increases in these liabilities for National Western were $6.2 million and $7.5 million in the quarters ended September 30, 2020 and 2019, respectively, and $16.9 million and $17.0 million, respectively, for the nine months then ended. In the third quarter of 2020, the Company unlocked its assumptions pertaining to the WBR benefit as well as mortality experience on payout annuities with life contingencies. The effect of the prospective unlocking in the three and nine months ended September 30, 2020 was a reduction in the policy liability balance in the amount of $11.9 million. In the three and nine months ended September 30, 2019 the Company also performed a prospective unlocking the effect of which was a $0.7 million increase in the policy liability balance.

Life and other policy benefits in the quarters ended September 30, 2020 and 2019 includes changes in traditional life reserves and miscellaneous benefit payments associated with Ozark National's operations of $7.6 million and $8.5 million, respectively, and $24.6 million and $21.3 million, respectively, for the nine months then ended. The amounts for the first nine months of 2019 reflect activity subsequent to the acquisition date of January 31, 2019.

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

The following table identifies the effects of unlocking adjustments on DPAC balances recorded through amortization expense separate from recurring amortization expense components for the three and nine months ended September 30, 2020 and 2019.

Amortization of DPAC	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)

Unlocking adjustments	$22,358	(8,643)	22,358	(8,643)
Other amortization components	26,597	29,680	83,933	89,348

Totals	$48,955	21,037	106,291	80,705

Amortization expense for the three and nine months ended September 30, 2020 was comprised of DPAC amortization by National Western of $48.9 million and $105.9 million, respectively, and by Ozark National of $0.1 million and $0.4 million, respectively. Ozark National's deferred policy acquisition cost balance was initiated February 1, 2019 following its acquisition by National Western.

The Company's practice is to annually review during the third quarter its actuarial assumptions regarding the emergence of profits pertaining to its blocks of businesses and to update or "unlock" those assumptions which deviate significantly from actual experience. During the quarter ended September 30, 2020, the Company unlocked DPAC balances associated with its Life and Annuity segments the effect of which was to decrease DPAC balances by $22.4 million (and increase amortization expense). The Life DPAC balance was unlocked for assumptions involving lapse rates, mortality, and investment portfolio yield rates and related interest spreads. The Annuity DPAC balance was unlocked for assumptions concerning surrender rates, annuitization rates, investment portfolio yield rates, withdrawal benefit rider election rates, and mortality experience on payout annuities.

During the quarter ended September 30, 2019, the Company unlocked DPAC balances associated with its Life and Annuity segments the effect of which was to increase DPAC balances by $8.6 million (and reduce amortization expense). The Life DPAC balance was unlocked for assumptions involving mortality, lapse rates, maintenance expenses, and investment portfolio yields and related interest spreads. The Annuity DPAC balance was unlocked for assumptions concerning surrender rates, annuitization rates, the election rate of the Company's withdrawal benefit rider, and the investment portfolio yield supporting annuity contract amounts.

The Company is required to evaluate its emergence of profits continually and management believes that the current amortization patterns of deferred policy acquisition costs are reflective of actual experience. It is the Company's practice, absent intervening events or experience, to annually perform any necessary DPAC balance unlockings in the third calendar quarter of each year.

As the DPAC balance is an asset on the Company's Condensed Consolidated Balance Sheets, GAAP provides for an earned interest return on the unamortized balance each period. The earned interest serves to increase the DPAC balance and reduce other amortization component expense. The rate at which the DPAC balance earns interest is the average credited interest rate on the Company's universal life and annuity policies in force, including credited interest on equity-indexed policies. The amount of earned interest on DPAC balances recorded for the three months ended September 30, 2020 and 2019 was $2.7 million and $2.6 million, respectively, decreasing other amortization component expense. The amount of interest earned on DPAC balances for the nine months ended September 30, 2020 and 2019 was $13.3 million and $8.2 million, respectively. The increased interest amount in the first nine months of 2020 reflects higher returns on equity-index products, particularly life insurance products..

As part of the purchase accounting required with the acquisition of Ozark National effective January 31, 2019, the Company recorded an intangible asset of $145.8 million referred to as the value of business acquired ("VOBA"). VOBA represents the difference between the acquired assets and liabilities of Ozark National measured in accordance with the Company's accounting policies and the fair value of these same assets and liabilities. The VOBA balance sheet amount is amortized following a methodology similar to that used for amortizing deferred policy acquisition costs. In the quarters ended September 30, 2020 and 2019, the Company's VOBA amortization expense was $1.8 million and $2.0 million, respectively, and $5.6 million and $5.9 million, respectively, for the nine months then ended. The amount for the first nine months of 2019 reflects eight months of amortization subsequent to the acquisition date of January 31, 2019.

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

National Western's approximated average credited rates through the first nine months, excluding and including equity-indexed products, were as follows:

	September 30,		September 30,
	2020	2019	2020	2019
	(Excluding fixed-index products)		(Including fixed-index products)

Annuity	1.93%	1.94%	2.04%	2.02%
Interest sensitive life	3.37%	3.37%	0.83%	6.26%

Contract interest reported in financial statements also encompasses the performance of the index options associated with the Company's fixed-index products. As previously noted, the market value changes of these derivative features resulted in net realized and unrealized gains/(losses) of $(34.9) million and $63.1 million for the nine months ended September 30, 2020 and 2019, respectively. These amounts consisted of realized gains of $23.2 million and unrealized losses of $(58.1) million for the year-to-date 2020 period, and realized losses of $(35.4) million and unrealized gains of $98.5 million for the comparable 2019 time frame. In the third quarter of 2020, this figure was comprised of realized losses of $(3.6) million and unrealized gains of $35.1 million. In the third quarter of 2019, the amount was made up of realized losses of $(12.3) million and unrealized gains of $15.6 million. These returns similarly increased/(decreased) the computed average credited rates for the periods shown above. Policyholders of equity-indexed products cannot receive an interest credit below 0% according to the policy contract terms.

Contract interest expense includes other items which may increase or decrease reported contract interest in a particular reporting period. For the three and nine months ended September 30, 2020 and 2019, these other items include the amounts shown in the table below.

Contract Interest Expense	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)

Reserve changes	$4,052	7,722	16,405	22,928
Unlocking adjustments	17,180	10,274	17,180	10,274
Asset management fees collected	(6,740)	(497)	(24,682)	(8,063)
Projected asset management fees	3,657	(6,811)	29,292	(27,138)
Other embedded derivative components	822	39	(6,455)	5,908

Totals	$18,971	10,727	31,740	3,909

Contract interest expense includes reserve changes for immediate annuities, two tier annuities, excess death benefit reserves, excess annuitizations, and amortization of deferred sales inducement balances. These items are offset by policy charges assessed for policies having the withdrawal benefit rider (WBR). As changes in these items collectively impact contract interest expense, financial statement interest spread is also affected. Netted against reserve changes for the first nine months of 2020 is $18.0 million for assessed WBR policy charges compared to $17.0 million in the same period for 2019.

Generally, the impact of the market value change of index options on asset values aligns closely with the movement of the embedded derivative liability held for the Company's fixed-index products such that the net effect upon pretax earnings is negligible (i.e. net realized and unrealized gains/(losses) included in net investment income approximate the change in contract interest associated with the corresponding embedded derivative liability change). However, other aspects of the embedded derivatives can cause deviations to occur between the change in index option asset values included in net investment income and the change in the embedded derivative liability included in contract interest. As noted in the discussion of net investment income, the collection of asset management fees in a period can cause investment income to increase marginally higher than contract interest expense since these collected fees are deducted from indexed interest credited to policyholders. The increase in collected asset management fees for the three and nine months ended September 30, 2020 relative to their comparable periods in 2019 reflects the level of realized option gains incurred during these periods.

Accounting rules require the embedded derivative liability to include a projection of asset management fees estimated to be collected in the succeeding fiscal year due to the Company's historical practice of purchasing options priced to incorporate an expected probability of collecting asset management fees (referred to as "at the money hedging"). This projection for the embedded derivative liability is based upon the most recent performance of the reference equity index. Increases in projected asset management fees to be collected reduce contract interest expense while decreases in projected asset management fees to be collected increase contract interest expense. In the nine month periods ended September 30, 2020 and 2019 contract interest was increased by $29.3 million and decreased by $(27.1) million, respectively, for the projected change in asset management fees to be collected. In the second quarter of 2020, the Company changed its embedded derivative hedging process to incorporate "out of the money" hedging which reduces option costs and eliminates probability projections of collected asset management fees going forward. As the current inventory of annual hedges roll over during the next six months, the embedded derivative liability component for projected asset management fees to be collected will be phased out.

Other embedded derivative components include changes pertaining to other modeling differences, changes in future interest adjustments, and the change in the host contract component of the embedded derivative products. In the first quarter of 2020, the Company incurred an additional charge to contract interest pertaining to an assumption regarding the embedded derivative option budget which was made several years ago when the Company's investment portfolio yield was higher. The combination of the embedded derivative option budget being out of date relative to the Company's current investment portfolio yield and the historically low interest rate levels introduced an embedded derivative floor which prevented the Company's contract interest expense from declining in tandem with the option value decreases recorded in net investment income. The additional contract interest charge in the quarter ended March 31, 2020 for this occurrence was $12.1 million. In the quarter ended June 30, 2020, the Company unlocked for this out of date embedded derivative option budget assumption to reflect the Company's current investment portfolio yield. This unlocking had the effect of removing the embedded derivative floor and reversing the $12.1 million contract interest charge recorded in the first quarter of 2020. As these amounts offset each other, contract interest for the three and nine month periods ended September 30, 2020 reflect no effect for this occurrence.

Another contract interest expense component is the amortization of deferred sales inducements. Similar to deferred policy acquisition costs, the Company defers sales inducements in the form of first year credited interest bonuses on annuity products that are directly related to the production of new business. These bonus interest charges are deferred and amortized using the same methodology and assumptions used to amortize other capitalized acquisition costs and the amortization is included in contract interest. In addition, deferred sales inducement balances are also reviewed periodically to ascertain whether actual experience has deviated significantly from that assumed (unlock) and are adjusted to reflect current policy lapse or termination rates, expense levels and credited rates on policies compared to anticipated experience (true-up). These adjustments, plus or minus, are included in contract interest expense. As previously discussed in the amortization of deferred policy acquisition costs section, the Company unlocked its assumptions for the annuity line of business in the third quarters of 2020 and 2019 including the deferred sales inducement balance. The effect of these prospective unlockings was to decrease the deferred sales inducement balance by $4.4 million and $0.7 million (and increase contract interest expense) during the three and nine month periods ended September 30, 2020 and 2019, respectively. These amounts are included in the previous table in the Unlocking adjustments line.
Other operating expenses - Other operating expenses consist of general administrative expenses, licenses and fees, commissions not subject to deferral, nursing home expenses, real estate expenses, brokerage expenses, and compensation costs. These expenses for the three and nine months ended September 30, 2020 and 2019 are summarized in the table that follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)

General insurance expenses	$9,553	7,980	30,670	30,669
Nursing home expenses	36	32	77	3,272
Compensation expenses	7,629	9,307	19,855	21,299
Commission expenses	2,927	3,110	8,502	7,483
Real estate expenses	1,395	1,323	4,335	3,833
Brokerage expenses (NIS)	1,372	1,196	3,745	3,108
Taxes, licenses and fees	2,842	2,865	7,546	7,532

Totals	$25,754	25,813	74,730	77,196

General insurance expenses include software amortization expense associated with National Western's proprietary policy administration system which was phased into production over the past few years as well as other acquired software. Expenses pertaining to these items were $3.0 million and $2.9 million in the third quarter of 2020 and 2019, respectively, and $9.1 million and $9.0 million in the first nine months of 2020 and 2019, respectively. This category of expenses also includes employee benefit plan expenses for the various employee health and retirement plans the Company sponsors. Related expenses for the third quarter of 2020 and 2019 were $3.3 million and $2.1 million, respectively, and for the first nine months of 2020 and 2019 were $9.8 million and $6.0 million. Refer to Note (5) Pension and Other Postretirement Plans in the accompanying Notes to Condensed Consolidated Financial Statements in this report for discussion of the financial statement expenses of the Company's defined benefit pension plans. For the nine months ended September 30, 2019, general insurance expenses include a $3.3 million broker fee paid in connection with the acquisition of Ozark National and NIS which closed during this period.

Nursing home expenses reflect the operations of the Company's two nursing home operations which were sold during 2019. The Reno, Nevada nursing home was sold effective February 1, 2019 while the San Marcos, Texas nursing home sale closed effective May 1, 2019. The Company must maintain the entities for a specified time period subsequent to each sale and incur various record safekeeping and other administrative expenses in the interim.

Compensation expenses include share-based compensation costs related to outstanding vested and nonvested stock appreciation rights ("SARs"), restricted stock units ("RSUs") and performance share units ("PSUs"). The related share-based compensation costs move in tandem not only with the number of awards outstanding but also with the movement in the market price of the Company's Class A common stock as a result of marking the SARs, RSUs, and PSUs to fair value under the liability method of accounting. Consequently, the related expense amount varies positive or negative in any given period. In the amounts shown above, share-based compensation expense totaled $(0.5) million in the third quarter of 2020 and $1.5 million in the third quarter of 2019. For the nine-month periods shown, share-based compensation expense was $(4.4) million in 2020 and $0.1 million in 2019. The negative expense levels reflect a change in the Company's Class A common share price from $290.88 at December 31, 2019 to $182.77 at September 30, 2020, and from $300.70 at December 31, 2018 to $268.37 at September 30, 2019. No performance share awards were granted in the first nine months of 2020 and 2019. Ozark National compensation expenses were $0.9 million and $0.8 million in the third quarter of 2020 and 2019, respectively, and $2.6 million and $1.9 million in the nine months ended September 30, 2020 and 2019, respectively.

Real estate expenses pertain to the commercial building operated by Braker P III. Expense increases in the 2020 periods relative to comparable 2019 periods reflect the addition of new tenants and associated operating expenses.

NIS brokerage expense in the first nine months of 2019 reflects its activity subsequent to the acquisition by the Company effective January 31, 2019.

Federal Income Taxes. Federal income taxes on earnings from operations reflect an effective tax rate of 19.4% for the nine months ended September 30, 2020 compared to 20.3% for the nine months ended September 30, 2019. The Federal corporate tax rate decreased to 21% effective in 2018 under the Tax Cuts and Jobs Act ("Tax Act") passed in December 2017. The Company's effective tax rate is typically lower than the Federal statutory rate due to tax-exempt investment income related to municipal securities and dividends-received deductions on income from stocks, absent other permanent tax items.

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

Segment Operations

Summary of Segment Earnings

A summary of segment earnings/(losses) for the three and nine months ended September 30, 2020 and 2019 is provided below. The segment earnings/(losses) exclude realized gains and losses on investments, net of taxes. The 2019 amounts shown for Acquired Businesses represent results subsequent to their January 31, 2019 acquisition date.

	Domestic Life Insurance	International Life Insurance	Annuities	Acquired Businesses	All Others	Totals
	(In thousands)

Segment earnings (losses):
Three months ended:
September 30, 2020	$(756)	26,557	(26,478)	3,661	3,062	6,046
September 30, 2019	$(416)	7,835	5,581	4,493	2,892	20,385

Nine months ended:
September 30, 2020	$998	44,769	(22,317)	12,144	11,581	47,175
September 30, 2019	$1,205	28,322	37,118	11,287	13,026	90,958

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$17,734	11,387	40,971	32,897
Net investment income (loss)	21,201	12,885	23,293	51,379
Other revenues	10	49	40	113

Total premiums and other revenues	38,945	24,321	64,304	84,389

Benefits and expenses:
Life and other policy benefits	3,785	6,099	13,831	13,850
Amortization of deferred policy acquisition costs	10,540	2,181	16,322	8,898
Universal life insurance contract interest	20,352	11,267	17,831	45,693
Other operating expenses	5,185	5,297	15,123	14,437

Total benefits and expenses	39,862	24,844	63,107	82,878

Segment earnings (loss) before Federal income taxes	(917)	(523)	1,197	1,511
Provision (benefit) for Federal income taxes	(161)	(107)	199	306

Segment earnings (loss)	$(756)	(416)	998	1,205

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)

Universal life insurance revenues	$19,739	13,150	46,426	37,947
Traditional life insurance premiums	894	1,125	2,790	3,268
Reinsurance premiums	(2,899)	(2,888)	(8,245)	(8,318)

Totals	$17,734	11,387	40,971	32,897

National Western's domestic life insurance in force, in terms of policy count, has been declining for some time. The pace of new policies issued has lagged the number of policies terminated from death or surrender causing a declining level of policies in force from which contract revenue is received. Consequently, the number of domestic life insurance policies in force has declined from 49,000 at December 31, 2018 to 47,900 at December 31, 2019, and to 47,000 at September 30, 2020. Policy lapse rates in the first nine months of 2020 approximated 6.5% compared to 6.0% and 6.5% in 2019 and 2018, respectively. The lapse rate in the first nine months of 2020 includes the effect of the pandemic induced economic crisis which caused consumers to access available sources of liquidity. While policy count rates have declined, the face amount of life insurance in force has increased from $3.2 billion at December 31, 2018 to less than $3.4 billion at December 31, 2019 and to more than $3.4 billion at September 30, 2020.

Universal life insurance revenues are also generated with the issuance of new business based upon amounts per application and percentages of the face amount (volume) of insurance issued. The number of domestic life policies issued in the first nine months of 2020 was 2% lower than in the comparable period for 2019 and the volume of insurance issued was 1% higher than that in 2019.

Universal life insurance revenues also include surrender charge income realized on terminating policies and, in the case of domestic universal life, amortization into income of the premium load on single premium policies which is deferred. The net premium load amortization was $11.0 million and $6.3 million in the nine months ended September 30, 2020 and 2019, respectively. The net amortization amount in 2020 includes $5.8 million from the Company's annual unlocking of actuarial assumptions during the third quarter.

Premiums collected on universal life products are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings (Loss) in accordance with GAAP. Actual domestic universal life premiums collected are detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)

Universal life insurance:
First year and single premiums	$56,330	52,044	141,191	127,596
Renewal premiums	5,084	4,835	13,474	13,847

Totals	$61,414	56,879	154,665	141,443

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

A detail of net investment income (loss) for domestic life insurance operations is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)

Net investment income (excluding derivatives)	$11,760	11,550	34,040	33,073
Derivative gain (loss)	9,441	1,335	(10,747)	18,306

Net investment income (loss)	$21,201	12,885	23,293	51,379

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

Life and policy benefits for a smaller block of business are subject to variation from period to period. Claim count activity during the first nine months of 2020 increased 22% compared to the first nine months of 2019 while the average net claim amount (after reinsurance) decreased to $29,200 from $35,100. The increased amount of claims is the result of the Company performing a search during the 1st quarter of 2020 of the Social Security Administration's Master Death data base for past dated unreported death claims. The low face amount per claim relative to current issued amounts of insurance per policy reflects the older block of domestic life insurance policies sold consisting of final expense type products (i.e. purchased to cover funeral costs). Claims on these older blocks of policies are more susceptible to not being reported timely to the Company. GAAP reporting requires that claims be recorded net of any cash value amounts that have been accumulated in the policies. The Company's overall mortality experience for this segment has been consistent with pricing assumptions.

As noted previously in the discussion of Results of Operations, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience with the adjustment reflected in current period amortization expense. To the extent required, unlocking adjustments may also be recorded to DPAC balances. The following table identifies the effects of unlocking adjustments on domestic life insurance DPAC balances recorded through amortization expense separate from recurring amortization expense components for the three and nine months ended September 30, 2020 and 2019.

Amortization of DPAC	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)

Unlocking adjustments	$7,391	(360)	7,391	(360)
Other amortization components	3,149	2,541	8,931	9,258

Totals	$10,540	2,181	16,322	8,898

During the quarter ended September 30, 2020, the Company unlocked DPAC balances associated with its Domestic Life segment for mortality, lapse rates, and investment spread. The effect of the prospective unlocking was to decrease DPAC balances by $7.4 million (and increase amortization expense). During the quarter ended September 30, 2019, the Company unlocked DPAC balances for the same assumptions noted above the effect of which was to increase DPAC balances by $0.4 million (and decrease amortization expense).
In the Consolidated Operations discussion of amortization of deferred acquisition costs it was noted that interest earned on DPAC balances serves to offset (decrease) amortization expense and that the interest rate used is the crediting rate experience during the period. The decrease in amortization expense in 2020 year-to-date relative to 2019 reflects higher interest earned on universal life DPAC balances due to increased crediting rates resulting from greater realized gains from index options.

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

International Life Insurance Operations

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$21,551	25,065	67,479	74,905
Net investment income (loss)	10,354	6,872	12,507	30,165
Other revenues (loss)	6	25	54	79

Total premiums and other revenues	31,911	31,962	80,040	105,149

Benefits and expenses:
Life and other policy benefits	2,278	5,074	9,293	10,195
Amortization of deferred policy acquisition costs	6,496	(3,047)	19,392	11,195
Universal life insurance contract interest	(14,023)	14,637	(15,368)	33,967
Other operating expenses	5,434	5,493	13,047	14,278

Total benefits and expenses	185	22,157	26,364	69,635

Segment earnings (losses) before Federal income taxes	31,726	9,805	53,676	35,514
Provision (benefit) for Federal income taxes	5,169	1,970	8,907	7,192

Segment earnings (loss)	$26,557	7,835	44,769	28,322

As with domestic life operations, revenues from the international life insurance segment include both premiums on traditional type products and contract revenues from universal life insurance. A comparative detail of premiums and contract revenues is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)

Universal life insurance revenues	$20,910	23,767	65,386	71,987
Traditional life insurance premiums	2,274	2,822	6,718	7,892
Reinsurance premiums	(1,633)	(1,524)	(4,625)	(4,974)

Totals	$21,551	25,065	67,479	74,905

Universal life revenues and operating earnings are largely generated from the amount of life insurance in force. The volume of in force for this segment, primarily universal life, has contracted from $15.4 billion at December 31, 2018 to $13.7 billion at December 31, 2019 and to $12.7 billion at September 30, 2020.

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

	Amount in $'s	Annualized Termination Rate
	(millions)

Volume In Force Terminations
Nine Months Ended September 30, 2020	1,044.4	10.2%
Year ended December 31, 2019	1,671.5	10.9%
Year ended December 31, 2018	1,706.3	10.0%
Year ended December 31, 2017	2,309.7	12.2%
Year ended December 31, 2016	2,340.6	11.6%
Year ended December 31, 2015	2,659.1	12.3%

As noted previously, premiums collected on universal life products are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings (Loss) in accordance with GAAP. Actual international universal life premiums collected are detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)

Universal life insurance:
First year and single premiums	$—	19	—	954
Renewal premiums	13,756	16,857	40,733	50,496

Totals	$13,756	16,876	40,733	51,450

National Western's most popular international products were its fixed-index universal life products in which the policyholder could elect to have the interest rate credited to their policy account values linked in part to the performance of an outside equity index. These products issued were not generally available in the local markets when sold. Included in the totals in the above table are collected premiums for fixed-index universal life products of approximately $23.9 million and $31.0 million for the first nine months of 2020 and 2019, respectively. The declining trend in renewal premiums during these periods corresponds with the decline in policies in force due to increased termination activity as discussed above.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)

Net investment income (excluding derivatives)	$6,761	7,260	20,407	22,960
Derivative gain (loss)	3,593	(388)	(7,900)	7,205

Net investment income (loss)	$10,354	6,872	12,507	30,165

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

Life and policy benefits primarily consist of death claims on policies. National Western's clientèle for international products are generally wealthy individuals with access to U.S. dollars and quality medical care. Consequently, the amounts of coverage purchased historically tended to be larger amounts. Life and policy benefit expense for the international life segment reflects the larger policies historically purchased, however mortality due to natural causes is comparable to that in the United States. The Company's maximum risk exposure per insured life is capped at $500,000 through reinsurance. The average international life net claim amount (after reinsurance) in the first nine months of 2020 decreased to $142,000 from $175,500 in the first nine months of 2019 while the number of claims incurred increased 11%. Measured over a period of years, the Company's international life mortality experience has generally been better than pricing assumptions.

The Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels, and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking adjustments on international life insurance DPAC balances recorded through amortization expense separate from recurring amortization expense components for the three and nine months ended September 30, 2020 and 2019.

Amortization of DPAC	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)

Unlocking adjustments	$(20)	(10,860)	(20)	(10,860)
Other amortization components	6,516	7,813	19,412	22,055

Totals	$6,496	(3,047)	19,392	11,195

During the quarter ended September 30, 2020, the Company unlocked DPAC balances associated with its International Life segment for lapse rates, mortality, and investment spread. The effect of the prospective unlocking was to marginally increase DPAC balances (and decrease amortization expense). In the quarter ended September 30, 2019, DPAC balances were unlocked for mortality, maintenance expenses, lapse rates, and investment spread the effect of which was to increase DPAC balances by $10.9 million and decrease amortization expense.

Contract interest expense includes fluctuations that are the result of the effect upon the embedded derivative for the performance of underlying equity indices associated with fixed-index universal life products. For liability purposes, the embedded option in the Company's policyholder obligations for this feature is bifurcated and reserved for separately. Accordingly, the impact of the embedded derivative component in the equity-index universal life product is reflected in the contract interest expense for approximately the same amounts as the purchased call options are reported in net investment income for each respective period. Amounts realized on purchase call options generally approximate the amounts credited to policyholders. As part of the mortality unlocking analysis done in the third quarter of 2020, the Company decreased its excess death benefit reserves by $22.8 million for favorable experience. The reduction in reserve is reported as an offset to contract interest expense in the three and nine months ended September 30, 2020. In the quarter and nine months ended September 30, 2019, the Company's mortality unlocking decreased its excess benefit reserve by $7.9 million.

Operating expenses are allocated to lines of business based upon a functional cost analysis of the activity by the business area giving rise to incurred expenses. A greater proportion of the Company's overall expenses have been allocated to the Domestic Life and Annuity segments and away from the International Life segment due to the decreased activity relative to the former two segments.

Annuity Operations

A comparative analysis of results of operations for National Western's annuity segment is detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$4,187	5,336	13,536	16,061
Net investment income	87,889	78,000	196,187	270,727
Other revenues	84	8	80	80

Total premiums and other revenues	92,160	83,344	209,803	286,868

Benefits and expenses:
Life and other policy benefits	3,383	12,550	20,452	33,856
Amortization of deferred policy acquisition costs	31,794	21,688	70,159	60,150
Annuity contract interest	79,550	33,541	117,162	120,840
Other operating expenses	9,205	8,596	28,787	25,478

Total benefits and expenses	123,932	76,375	236,560	240,324

Segment earnings (loss) before Federal income taxes	(31,772)	6,969	(26,757)	46,544
Provision (benefit) for Federal income taxes	(5,294)	1,388	(4,440)	9,426

Segment earnings (loss)	$(26,478)	5,581	(22,317)	37,118

Premiums and contract charges primarily consist of surrender charge income recognized on terminated policies. The amount of the surrender charge income recognized is determined by the volume of surrendered contracts as well as the duration of each contract at the time of surrender given the pattern of declining surrender charge rates over time that is common to most annuity contracts. The Company's lapse rate for annuity contracts in the first nine months of 2020 was 8.3% which was higher compared to the 7.7% rate during the same period in 2019. In the first nine months of 2020, an outcome of the COVID-19 pandemic crisis was a movement of consumers toward fortifying liquidity positions. This manifested in greater withdrawal and surrender activity. In addition, annuity contracts with fixed interest rates are more prone to terminate as contracts approach the end of their surrender charge period.

Deposits collected on annuity contracts are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings (Loss) in accordance with GAAP. Actual annuity deposits collected for the three and nine months ended September 30, 2020 and 2019 are detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)

Fixed-index annuities	$76,199	57,109	224,591	175,222
Other deferred annuities	2,210	4,496	6,293	13,173
Immediate annuities	2,348	1,604	15,423	5,384

Totals	$80,757	63,209	246,307	193,779

Fixed-index products are more attractive for consumers when interest rate levels remain low and equity markets produce positive returns. Since National Western does not offer variable products or mutual funds, fixed-index products provide an important alternative to the Company's existing fixed interest rate annuity products. Fixed-index annuity deposits as a percentage of total annuity deposits were 91% and 90% for the nine months ended September 30, 2020 and 2019, respectively. The percentage of fixed-index products to total annuity sales reflects the low interest rate environment and the overall uptrend in the equities market.

Some of the Company's deferred products, including fixed-index annuity products, contain a first year interest bonus, in addition to the base first year interest rate, which is credited to the account balance when premiums are applied. These sales inducements are deferred in conjunction with other capitalized policy acquisition costs. The amounts currently deferred to be amortized over future periods amounted to approximately $5.7 million and $2.3 million during the first nine months of 2020 and 2019, respectively. Amortization of deferred sales inducements is included as a component of annuity contract interest as described later in this discussion of Annuity Operations.

A detail of net investment income for annuity operations is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)

Net investment income (excluding derivatives)	$69,403	75,651	212,405	233,111
Derivative gain (loss)	18,486	2,349	(16,218)	37,616

Net investment income	$87,889	78,000	196,187	270,727

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

Consistent with the domestic and international life segments, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking adjustments on annuity DPAC balances recorded through amortization expense separate from recurring amortization expense components for the three and nine months ended September 30, 2020 and 2019.

Amortization of DPAC	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)

Unlocking adjustments	$14,987	2,577	14,987	2,577
Other amortization components	16,807	19,111	55,172	57,573

Totals	$31,794	21,688	70,159	60,150

During the quarter ended September 30, 2020, the Company unlocked DPAC balances associated with its Annuity segment for assumptions pertaining to lapse rates, annuitization rates, and portfolio investment yield rates supporting the block of business. The effect of the prospective unlocking was to decrease DPAC balances by approximately $15.0 million (and increase amortization expense). The Company also unlocked its DPAC balances in the quarter ended September 30, 2019 the effect of which was to decrease DPAC balances by $2.6 million (and increase amortization expense).

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

Annuity contract interest includes the equity component return associated with the call options purchased to hedge National Western's fixed-index annuities. The detail of fixed-index annuity contract interest as compared to contract interest for all other annuities is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)

Fixed-index annuities	$33,435	12,001	31,076	61,226
All other annuities	40,010	16,861	73,331	46,114

Gross contract interest	73,445	28,862	104,407	107,340
Bonus interest deferred and capitalized	(2,829)	(852)	(5,700)	(2,257)
Bonus interest amortization	8,934	5,531	18,455	15,757

Total contract interest	$79,550	33,541	117,162	120,840

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

In addition to the unlocking adjustments discussed above impacting DPAC balances, the Company also unlocked its mortality assumptions in regards to payout annuities (contracts paying systematic benefits). Combined these unlocking assumptions during the third quarter of 2020 had the effect of increasing excess annuitization and excess death benefit reserves by $34.1 million. The increase in these reserves is reported as additional contract interest in the three and nine months ended September 30, 2020.

As noted in the discussion in the Consolidated Operations section, collection of asset management fees on positive returns of expiring options is subtracted from contract interest credited to policyholders. This offset serves to lessen the increase in contract interest expense relative to the option gains reported in the Company's net investment income. Asset management fees collected during the three and nine months ended September 30, 2020 were $6.7 million and $24.7 million, respectively, compared to $0.5 million and $8.1 million in the corresponding period of 2019.

As previously noted, accounting rules require the embedded derivative liability to include a projection of asset management fees estimated to be collected in the succeeding fiscal year as an offset to projected policyholder interest credits. The projections are based upon the recent performance of options as of balance sheet reporting dates. The change in this projection, plus or minus, is included in contract interest for the period being reported on. In the three month periods ended September 30, 2020 and 2019, contract interest was increased $3.7 million and decreased $(6.8) million, respectively, for these projection changes. For the nine months ended September 30, 2020 and 2019, contract interest was increased/(decreased) $29.3 million and $(27.1) million, respectively. The increase to contract interest expense reflects lower estimated asset management fees to be collected while the decrease to contract interest expense represents an increase to the amount of asset management fees estimated to be collected. The Annuity segment contains the products which charge asset management fees.

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

Annuity contract interest includes true-up adjustments for the deferred sales inducement balance which are done each period similar to that done with respect to DPAC balances with the adjustment reflected in current period contract interest expense. To the extent required, the Company may also record unlocking adjustments to deferred sales inducement balances in conjunction with DPAC balance unlockings. In conjunction with the unlocking adjustments previously discussed, the Company unlocked its deferred sales inducement balance in the third quarters of 2020 and 2019 the effect of which was to reduce the balance by $4.4 million and $0.6 million, respectively. These reductions increased contract interest expense by like amounts.

While the unlocking adjustments discussed above had the cumulative effect of increasing DPAC amortization expense and contract interest expense, they also had the effect of decreasing certain policy benefit liability balances, namely the liability for guaranteed minimum withdrawal benefits (GMWB) and the deferred profit liability. In the three and nine months ended September 30, 2020, these liability balances decreased by $11.9 million. This reduction in liability balances is similarly reflected as a reduction in life and other policy benefits expense. In the three and nine months ended September 30, 2019, the Company's unlockings also reduced the GMWB liability balance by $0.7 million.

Acquired Businesses

Effective January 31, 2019, Ozark National and NIS were acquired and their results included in the Condensed Consolidated Financial Statements of the Company. Ozark National and NIS have been combined into a separate segment "Acquired Businesses" given their inter-related marketing and sales approach which consists of a coordinated sale of a non-participating whole life insurance product (Ozark National) and a mutual fund investment product (NIS). An analysis of results of operations for the Company's acquired businesses segment is detailed below. The results for the nine months ended September 30, 2019 include activity subsequent to the acquisition date.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)

Premiums and other revenues:
Premiums and contract charges	$19,524	20,151	59,448	54,332
Net investment income	6,434	6,300	19,284	16,283
Other revenues	2,628	2,318	7,369	6,049

Total premiums and other revenues	28,586	28,769	86,101	76,664

Benefits and expenses:
Life and other policy benefits	17,494	16,195	50,429	43,863
Amortization of deferred policy acquisition costs and value of business acquired	1,970	2,176	6,064	6,330
Other operating expenses	4,498	4,772	13,361	12,348

Total benefits and expenses	23,962	23,143	69,854	62,541

Segment earnings (loss) before Federal income taxes	4,624	5,626	16,247	14,123
Provision (benefit) for Federal income taxes	963	1,133	4,103	2,836

Segment earnings (loss)	$3,661	4,493	12,144	11,287

Revenues from acquired businesses principally include life insurance premiums on traditional type products. Unlike universal life, revenues from traditional products are simply life premiums recognized as income over the premium-paying period of the related policies. The detail of premiums is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)

Traditional life insurance premiums	$20,049	21,841	61,153	55,829
Other insurance premiums and considerations	105	100	328	304
Reinsurance premiums	(630)	(1,790)	(2,033)	(1,801)

Totals	$19,524	20,151	59,448	54,332

Ozark National's traditional life block of business at September 30, 2020 included approximately 180,050 policies in force representing nearly $6.1 billion of life insurance coverage. The repetitive pay nature of Ozark National's business promotes a higher level of persistency with an annualized lapse rate of 4.1% through September 30, 2020 which bettered the 4.6% rate experienced in the first nine months of 2019. Traditional life premiums by first year and renewal are detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)

Traditional life insurance premiums:
First year premiums	$905	1,476	3,151	3,940
Renewal premiums	19,144	20,365	58,002	51,889

Totals	$20,049	21,841	61,153	55,829

Other revenues consists primarily of brokerage revenue of NIS. Brokerage revenues of $7.2 million and $5.9 million for the nine months ended September 30, 2020 and 2019, respectively, had associated brokerage expense of $3.7 million and $3.1 million which is included in Other operating expenses.

The average face value of Ozark National's policies in force at September 30, 2020 was approximately $33,800. Life and policy benefits for smaller face amounts are subject to variation from quarter to quarter. Incurred net death claims, after reinsurance, for the first nine months of 2020 were $25.8 million representing an average net claim of $15,300. Incurred net death claims in the nine month period ended September 30, 2019 were $22.6 million representing a net average claim of $16,100. Included in the activity for 2020 were confirmed COVID-19 net claims of approximately $1.2 million. Ozark National's maximum retention on any single insured life is $200,000 with limited exceptions related to the conversion of child protection and guaranteed insurability riders. The balance of life and policy benefits during the quarters and nine months ended September 30, 2020 and 2019 consisted of increases in insurance reserves and payments of other policy benefits.

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

Subsequent to its acquisition effective January 31, 2019, Ozark National began deferring policy acquisition costs and amortizing these deferrals similar to the methodology employed by National Western. The following table identifies the amortization expense of Ozark National's DPAC and VOBA for the three and nine months ended September 30, 2020 and 2019.

Amortization of DPAC and VOBA	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)

Unlocking	$—	—	—	—
VOBA amortization expense	1,845	1,961	5,646	5868
DPAC amortization expense	125	215	418	462

Totals	$1,970	2,176	6,064	6,330

Other Operations

The Company's primary business encompasses its domestic and international life insurance operations, its annuity operations, and its acquired businesses. However, the Company also has real estate and other investment operations through its wholly owned subsidiaries, and owned nursing home operations through the early part of 2019.

Pre-tax operating amounts include the results of BP III, the entity owning and operating the Company's home office facility in Austin, Texas. BP III incurred pre-tax losses of $(0.9) million and $(0.8) million for the nine months ended September 30, 2020 and 2019, respectively. National Western maintains its home office in this facility leasing approximately 40% of the space available. The lease payments made by National Western to BP III have been eliminated in consolidation.

Nursing home operations generated $0.0 million and $1.1 million of pre-tax operating earnings in the first nine months of 2020 and 2019, respectively. As discussed in the Consolidated Operations section, the Company closed on the sale of its Reno, Nevada nursing home operations in the first quarter of 2019, and on the sale of its San Marcos, Texas nursing home operations in the second quarter of 2019. Pre-tax operating earnings in the first nine months of 2019 include operating results for each entity to the date of their respective sales and net gains from the sale of Reno personal property and equipment of $1.4 million.

The remaining pre-tax earnings of $14.8 million and $16.1 million in Other Operations during the nine-month periods includes investment income from real estate, municipal bonds, and common and preferred equities held in subsidiary company portfolios principally for tax-advantage purposes. Included in these amounts are semi-annual distributions from a life interest in the Libbie Shearn Moody Trust which is held in NWLSM, Inc. Pre-tax distributions from this trust were $2.8 million and $3.6 million in the nine-month periods ended September 30, 2020 and 2019, respectively. In addition, the Company holds a modest portfolio of equity securities, primarily in NWL Financial, Inc., whose fair value changes are recorded in net investment income. For the nine months ended September 30, 2020 and 2019, the market value changes for these securities were $(3.2) million and $2.2 million, respectively.

Pre-tax earnings in the nine months ended September 30, 2020 also includes $4.1 million pertaining to the release of a contingent purchase price liability associated with the Ozark National acquisition which the buyer and seller mutually agreed had been satisfied. Pre-tax earnings in the first nine months of 2019 also include expenses of $3.3 million related to the purchase of Ozark National and NIS which were not eligible for inclusion in the purchase price.

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

	September 30, 2020		December 31, 2019
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Debt securities	$10,232,709	94.7	$10,463,190	94.7
Mortgage loans	302,715	2.8	272,422	2.5
Policy loans	75,714	0.7	80,008	0.7
Derivatives, index options	93,367	0.9	157,588	1.4
Real estate	33,927	0.3	34,588	0.3
Equity securities	18,610	0.2	23,594	0.2
Other	44,652	0.4	27,502	0.2

Totals	$10,801,694	100.0	$11,058,892	100.0

Invested assets at September 30, 2020 include Ozark National and NIS amounts as follows: Debt securities of $751.3 million; Policy loans of $26.0 million; and Real estate of $4.6 million. These invested asset amounts at December 31, 2019 were: Debt securities of $722.9 million; Policy loans of $27.1 million; and Real Estate of $4.6 million.

Debt Securities

The Company maintains a diversified portfolio which consists mostly of corporate, mortgage-backed, and public utility fixed income securities. Investments in mortgage-backed securities primarily include U.S. Government agency pass-through securities and collateralized mortgage obligations ("CMO"). The Company's investment guidelines prescribe limitations by type of security as a percent of the total investment portfolio and all holdings were within these threshold limits. As of September 30, 2020 and December 31, 2019, the Company's debt securities portfolio consisted of the following classes of securities:

	September 30, 2020		December 31, 2019
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Corporate	$7,677,317	75.0	$7,668,483	73.3
Residential mortgage-backed securities	956,579	9.4	1,080,674	10.3
Public utilities	879,140	8.6	959,815	9.2
State and political subdivisions	534,994	5.2	533,962	5.1
U.S. agencies	73,072	0.7	100,910	1.0
Asset-backed securities	65,126	0.6	71,260	0.7
Commercial mortgage-backed	31,330	0.3	32,974	0.3
Foreign governments	11,353	0.1	11,330	0.1
U.S. Treasury	3,798	0.1	3,782	—

Totals	$10,232,709	100.0	$10,463,190	100.0

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

	Nine Months Ended September 30,	Year Ended December 31,
	2020	2019
	($ In thousands)

Cost of acquisitions	$435,787	$299,442
Average credit quality	BBB+	BBB
Effective annual yield	3.47%	4.06%
Spread to treasuries	2.18%	1.79%
Effective duration	12.3 years	12.0 years

Beginning in 2019, the Company began purchasing a greater proportion of longer maturity debt securities to match the increased duration of its growing life insurance policy liabilities. Purchases in prior periods were concentrated in effective durations between eight and nine years. The lower dollar amount of investment purchases in 2019 reflects the Company's $205.4 million acquisition of Ozark National and NIS, the purchase price of which was funded by otherwise investable cash flows.

In addition to diversification, an important aspect of the Company's investment approach is managing the credit quality of its investment in debt securities. Thorough credit analysis is performed on potential corporate investments including examination of a company's credit and industry outlook, financial ratios and trends, and event risks. This emphasis is reflected in the high average credit rating of the Company's debt securities portfolio with 97.3%, as of September 30, 2020, held in investment grade securities. In the table below, investments in debt securities are classified according to credit ratings by nationally recognized statistical rating organizations.

	September 30, 2020		December 31, 2019
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

AAA	$111,254	1.1	$113,875	1.1
AA	1,764,419	17.2	2,112,238	20.2
A	3,123,227	30.5	3,347,199	32.0
BBB	4,960,692	48.5	4,806,181	45.9
BB and other below investment grade	273,117	2.7	83,697	0.8

Totals	$10,232,709	100.0	$10,463,190	100.0

Although the Company's investment guidelines, as well as state insurance law, allow for the purchase of below investment grade securities, it has been the Company's practice to only purchase debt securities which are investment grade at the time of acquisition. The investments held in debt securities below investment grade are the result of subsequent downgrades of the securities. These holdings are further summarized below.

	Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	% of Invested Assets
	(In thousands, except percentages)

September 30, 2020	$282,550	273,117	267,268	2.5%

December 31, 2019	$85,493	83,697	84,516	0.8%

The Company's percentage of below investment grade securities as of September 30, 2020 compared with the percentage at December 31, 2019 increased due to net downgrades of several credit issuers, most notably in the oil and gas/energy sector as well as certain retail industry issuers. These industries in particular were affected by the economic slowdown invoked by the global pandemic crisis. The Company's holdings of below investment grade securities are relatively small and as a percentage of total invested assets remain low compared to industry averages.

Holdings in below investment grade securities as of September 30, 2020 are summarized below by category, including their comparable fair value as of December 31, 2019. The Company continually monitors developments in these industries for issues that may affect security valuation.

	Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	Fair Value
Industry Category	September 30, 2020	September 30, 2020	September 30, 2020	December 31, 2019
	(In thousands)

Retail	$33,423	27,606	27,606	34,047
Asset-backed securities	4,019	4,105	4,143	4,156
Residential mortgage-backed	732	573	572	628
Oil & gas	113,507	108,626	103,941	93,399
Manufacturing	119,469	120,553	118,876	120,746
Other	11,876	12,130	12,130	12,211

Total before Allowance for credit losses	283,026	273,593	267,268	265,187

Allowance for credit losses	(476)	(476)	—	—

Totals	$282,550	273,117	267,268	265,187

The Company closely monitors its below investment grade holdings by reviewing investment performance indicators, including information such as issuer operating performance, debt ratings, analyst reports and other economic factors that may affect these specific investments. As a result of the investment downgrades which occurred in the first nine months of 2020 due to the economic stresses caused by the COVID-19 pandemic, additional analyses were performed of the individual credits whose market values were most significantly impacted. While additional losses are not currently anticipated, based on the existing status and condition of these securities, continued credit deterioration of some securities or the markets in general is possible, which may result in future allowances or write-downs.

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

During the nine months ended September 30, 2019, the Company recorded a $7.8 million other-than-temporary impairment on a single debt security issuer. Under prior GAAP guidance pertaining to the recognition and accounting for other-than-temporary impairments and their classification as either a credit loss or non non-credit loss, the Company recognized a cumulative total of $8.5 million of other-than-temporary impairments of which $8.5 million was deemed credit related and recognized as realized investment losses in earnings, and $0.0 million, net of amortization, which was deemed non-credit related and recognized in other comprehensive income.

As disclosed in Note (2) New Accounting Pronouncements in the accompanying Notes to Condensed Consolidated Financial Statements in this report, the Company adopted new accounting guidance effective January 1, 2020 for credit loss recognition of certain financial assets, including debt securities classified in the "held to maturity" category. The Company employed a cohort cumulative loss rate method in estimating current expected credit losses with respect to its held to maturity debt securities as of January 1, 2020, June 30, 2020, and September 30, 2020. This method applies publicly available industry wide statistics of default incidence by defined segmentations of debt security investments combined with future assumptions regarding economic conditions (i.e. GDP forecasts) both in the near term and the long term. The following table presents the allowance for credit losses for the periods shown.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)

Debt Securities Allowance for Credit Losses:
Balance, beginning of the period	$4,940	—	—	—
Provision at January 1, 2020 for adoption of new accounting guidance	—	—	3,334	—
(Releases)/provision during the period	146	—	1,752	—

Balance, end of period	$5,086	—	5,086	—

The $0.1 million allowance increase during the three months ended September 30, 2020 represents an increase in the balance from the allowance recorded at June 30, 2020.

The Company is required to classify its investments in debt securities into one of three categories: (a) trading securities; (b) securities available for sale; or (c) securities held to maturity. The Company purchases securities with the intent to hold to maturity and accordingly does not maintain a portfolio of trading securities. Of the remaining two categories, available for sale and held to maturity, the Company makes a determination on categorization based on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. As shown in the table below at September 30, 2020, 31.6% of the Company's total debt securities, based on fair values, were classified as securities available for sale. These holdings in available for sale provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.

	September 30, 2020
	Fair Value	Amortized Cost	Allowance for Credit Losses	Unrealized Gains (Losses)
	(In thousands)

Debt securities held to maturity	$7,378,399	6,827,139	(5,086)	551,260
Debt securities available for sale	3,410,656	3,156,486	—	254,170

Totals	$10,789,055	9,983,625	(5,086)	805,430

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

The Company targets a minimum specified yield on mortgage loan investments determined by reference to currently available debt security instrument yields plus a desired amount of incremental basis points. During the past several years, the low interest rate environment, along with a competitive marketplace, resulted in fewer loan opportunities being available that met the Company's required rate of return. Mortgage loans originated by the Company totaled $121.4 million for the year ended December 31, 2019 but were $41.5 million for the nine months ended September 30, 2020 reflecting the uncertainty in risk assessment introduced by the pandemic crisis. Principal repayments on mortgage loans for the nine months ended September 30, 2020 were $6.0 million.

Loans in foreclosure, loans considered impaired, or loans past due 90 days or more are placed on a non-accrual status. If a mortgage loan is determined to be on non-accrual status, the mortgage loan does not accrue any revenue in the Condensed Consolidated Statements of Earnings (Loss). The loan is independently monitored and evaluated as to potential impairment or foreclosure. If delinquent payments are made and the loan is brought current, then the Company returns the loan to active status and accrues income accordingly. The Company currently has no loans past due 90 days. As a result of the economic climate change induced by the COVID-19 virus, various mortgage loan borrowers of the Company have requested a temporary forbearance of principal payments on loans in the range of three to nine months. During the nine months ended September 30, 2020 there were eight loans representing an aggregate principal balance of $29.2 million with borrowers meeting specified criteria of the Company that forbearance terms were agreed to.

The Company held net investments in mortgage loans, after allowances for possible losses, totaling $302.7 million and $272.4 million at September 30, 2020 and December 31, 2019, respectively. The diversification of the portfolio by geographic region and by property type was as follows:

	September 30, 2020		December 31, 2019
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Geographic Region:
West South Central	$200,049	65.6	$191,089	70.0
South Atlantic	34,991	11.5	35,698	13.1
East North Central	16,605	5.3	17,248	6.3
West North Central	12,422	4.1	12,505	4.6
East South Central	27,727	9.1	8,063	2.9
Pacific	6,282	2.1	6,436	2.4
Middle Atlantic	1,996	0.7	2,058	0.7
Mountain	5,000	1.6	—	—
Gross balance	305,072	100.0	273,097	100.0

Allowance for credit losses	(2,357)	(0.8)	(675)	(0.2)

Totals	$302,715	99.2	$272,422	99.8

	September 30, 2020		December 31, 2019
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Property Type:
Retail	$93,684	30.7	$91,790	33.6
Office	83,743	27.5	95,362	34.9
Storage facility	58,404	19.1	30,619	11.2
Apartments	29,872	9.8	30,000	11.0
Industrial	20,567	6.7	5,733	2.1
Hotel	8,496	2.8	8,997	3.3
Land/Lots	4,676	1.5	4,829	1.8
All other	5,630	1.9	5,767	2.1
Gross balance	305,072	100.0	273,097	100.0

Allowance for credit losses	(2,357)	(0.8)	(675)	(0.2)

Totals	$302,715	99.2	$272,422	99.8

As disclosed in Note (2) New Accounting Pronouncements in the accompanying Notes to Condensed Consolidated Financial Statements in this report, the Company adopted new accounting guidance for credit loss recognition of certain financial assets, including mortgage loans. The Company employed the Weighted Average Remaining Maturity ("WARM") method in estimating current expected credit losses with respect to mortgage loan investments as of January 1, 2020, June 30, 2020, and September 30, 2020. The WARM method applies publicly available data of default incidence of commercial real estate properties by several defined segmentations combined with future assumptions regarding economic conditions (i.e. GDP forecasts) both in the near term and the long term. The following table presents the allowance for credit losses for the periods shown.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)

Mortgage Loans Allowance for Credit Losses:
Balance, beginning of the period	$2,227	675	675	675
Provision January 1, 2020 for adoption of new accounting guidance	—	—	504	—
Provision during the period	130	—	1,178	—
Releases	—	—	—	—

Balance, end of period	$2,357	675	2,357	675

The Company's direct investments in real estate are not a significant portion of its total investment portfolio and consist primarily of income-producing properties which are being operated by a wholly owned subsidiary of National Western. The Company's real estate investments totaled approximately $33.9 million and $34.6 million at September 30, 2020 and December 31, 2019, respectively. In the third quarter of 2020, the Company sold a property located in Travis County Texas for realized gain of $2.7 million.

The Company recognized operating income of approximately $2.2 million and $2.1 million on real estate properties in the first nine months of 2020 and 2019, respectively. The Company monitors the conditions and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition.

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

The correlation between fair values and interest rates for debt securities is reflected in the tables below.

	September 30, 2020	June 30, 2020	December 31, 2019
	(In thousands except percentages)

Debt securities - fair value	$10,789,055	10,805,815	10,764,648
Debt securities - amortized cost	$9,983,625	10,069,988	10,312,365
Fair value as a percentage of amortized cost	108.07%	107.31	104.39%
Net unrealized gain (loss) balance	$805,430	735,827	452,283
Ten-year U.S. Treasury bond – (decrease) increase in yield for the period	0.03%	(0.01)%	(0.77)%

The Company's unrealized gain (loss) balance for debt securities held at September 30, 2020 and December 31, 2019 is shown in the following table.

	Net Unrealized Gain (Loss) Balance
	At September 30, 2020	At June 30, 2020	At December 31, 2019	Quarter Change in Unrealized Balance	Year-to-date Change in Unrealized Balance
	(In thousands)

Debt securities held to maturity	$551,260	528,920	301,458	22,341	249,802
Debt securities available for sale	254,170	206,907	150,825	47,263	103,345

Totals	$805,430	735,827	452,283	69,604	353,147

Debt securities held to maturity are recorded at their amortized cost. Accordingly, the unrealized amounts shown in the table above for Debt securities held to maturity are not incorporated into the Company's Condensed Consolidated Financial Statements at September 30, 2020 and December 31, 2019, respectively.

Changes in interest rates can have a sizable effect on the fair values of the Company's debt securities. The market interest rate of the ten-year U.S. Treasury bond decreased 123 basis points from 1.92% at year-end 2019 to 0.69% by the end of the first nine months of 2020. Therefore the increase in the unrealized gain balance position is an expected portfolio value movement. As noted in the Form 10-Q filing for the quarter ended March 31, 2020, the decline in the unrealized gain balance as of that date, in spite of the rapid drop in U.S. Treasury rates, was due to the widening in corporate bond spreads that occurred during that period as a result of COVID-19 effects on financial markets. In the quarter ended June 30, 2020, although U.S. Treasury rates were substantially unchanged, the prior quarter widening of corporate bond spreads largely reversed as market risk uncertainty declined significantly and corporate bond spreads decreased accordingly. Given that the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in fair values have a lesser effect on the Company's Condensed Consolidated Balance Sheet.

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

The Company performed detailed sensitivity analysis as of December 31, 2019, for its interest rate-sensitive assets and liabilities. The changes in market values of the Company's debt securities in the first nine months of 2020 were reasonable given the expected range of results of this analysis.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity requirements are met primarily by funds provided from operations. Premium deposits and annuity considerations, investment income, and investment maturities and prepayments are the primary sources of funds while investment purchases, policy benefits in the form of claims, and payments to policyholders and contract holders in connection with surrenders and withdrawals as well as operating expenses are the primary uses of funds. To ensure the Company will be able to pay future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed income securities. Funds are invested with the intent that the income from investments, plus proceeds from maturities, will meet the ongoing cash flow needs of the Company. The approach of matching asset and liability durations and yields requires an appropriate mix of investments. Although the Company historically has not been put in the position of having to liquidate invested assets to provide cash flow, its investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs. National Western maintains a line of credit facility of $75 million which it may access for short-term cash needs. As part of the acquisition of Ozark National and NIS effective January 31, 2019, National Western borrowed $75 million to partly fund the closing cash purchase price of $205.4 million. The amounts borrowed were subsequently repaid during the first quarter of 2019 and there have been no borrowings under the line of credit since that time including as at September 30, 2020.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)

Product Line:
Traditional Life	$4,059	4,375	12,413	13,397
Universal Life	22,065	29,395	78,864	73,888
Annuities	146,238	173,160	490,622	528,668

Total	$172,362	206,930	581,899	615,953

The above contractual withdrawals, as well as the level of surrenders experienced, and the associated cash outflows did not have an adverse impact on overall liquidity. Individual life insurance policies are typically less susceptible to withdrawal than annuity reserves and deposit liabilities because policyholders may need to undergo a new underwriting process in order to obtain a new insurance policy elsewhere. Cash flow projections and tests under various market interest rate scenarios and assumptions are performed to assist in evaluating liquidity needs and adequacy. Given the economic decline precipitated by the COVID-19 pandemic, Company management conducted additional liquidity scenario testing during the first nine months of 2020 using more severe assumptions and concluded that liquid assets were more than adequate under these scenarios. Accordingly, the Company currently expects available liquidity sources and future cash flows to be more than adequate to meet the demand for funds.

Cash flows from the Company's insurance operations have historically been sufficient to meet current needs. Cash flows from operating activities were $279.4 million and $244.2 million for the nine months ended September 30, 2020 and 2019, respectively. The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $860.4 million and $676.3 million for the nine months ended September 30, 2020 and 2019, respectively. Operating and investing activity cash flow items could be reduced if interest rates rise at an accelerated rate in the future. Net cash inflows/(outflows) from the Company's universal life and investment annuity deposit product operations totaled $(372.9) million and $(454.7) million during the nine months ended September 30, 2020 and 2019, respectively, reflecting lower levels of annuity sales in combination with a higher incidence of annuity cash surrenders and withdrawals.

Capital Resources

The Company relies on stockholders' equity for its capital resources as there is no long-term debt outstanding and the Company does not anticipate the need for any long-term debt in the near future. As of September 30, 2020, the Company maintained commitments for its normal operating and investment activities. During the first quarter of 2020, National Western became a member of the Federal Home Loan Bank of Dallas (FHLB) through an initial minimum required stock investment of $4.3 million. Through this membership, National Western will have a specified borrowing capacity based upon the amount of collateral it establishes.

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

As the largest subsidiary of NWLGI, National Western serves as the primary funding source for NWLGI. The capacity of National Western to pay dividends to NWLGI is limited by law in the state of Colorado to earned profits (statutory unassigned surplus). At December 31, 2019, the maximum amount legally available for distribution without further regulatory approval is $152.8 million.

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

The table below summarizes future estimated cash payments under existing contractual obligations.

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)

Loan commitments	$7,200	7,200	—	—	—
Commitments for capital calls to investment funds	52,213	9,213	37,000	—	6,000
Lease obligations	951	413	538	—	—
Claims payable (1)	74,265	74,265	—	—	—
Other long-term reserve liabilities reflected on the balance sheet (2)	13,233,047	1,047,679	1,920,811	1,701,997	8,562,560

Total	$13,367,676	1,138,770	1,958,349	1,701,997	8,568,560

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

Subsequent to acquiring a commercial office building at the end of 2016 through its wholly owned subsidiary Braker P III, LLC ("BP III"), the Company entered into lease agreements with various tenants for available space not occupied by the Company. Total revenues recorded pertaining to these leases for the three-month periods ended September 30, 2020 and 2019 amounted to $1.1 million and $1.0 million, respectively, and for the nine months ended amounted to $3.4 million and $3.0 million, respectively. Under their respective terms these leases expire at various dates from 2023 through 2026.

The table below summarizes future estimated cash receipts under all existing lease agreements, including those in addition to the BP III lease agreements discussed above.

	Estimated Cash Receipts by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)

Real estate revenue	$41,813	5,985	10,999	9,013	15,816

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

There were no changes in the Company's internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(e) under the Exchange Act, during the quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting. With respect to the ongoing COVID-19 pandemic crisis, the Company's businesses were included in the financial services sector categorized as a Critical Infrastructure Sector by the Department of Homeland Security and mandated to maintain normal work schedules which it has done throughout. While the Company has adopted working remote for a sizable portion of its home office employees, existing internal controls over financial reporting have been maintained and augmented where necessary given the unique situation presented in this environment.

Internal controls over financial reporting change as the Company modifies or enhances its systems and processes to meet business needs. Any significant changes in controls are evaluated prior to implementation to help ensure continued effectiveness of internal controls and the control environment.

In August 2020, the Company experienced a data event in which an intruder accessed and exfiltrated certain data from our network. Based on our investigation to date, we believe that the intruder accessed or exfiltrated personal information for approximately 985,000 individuals. The Company was able to quickly restore its network and systems to continue business operations and policy servicing. While our investigation of the matter is ongoing, we have notified law enforcement and are in the process of notifying regulators and taking appropriate steps to begin notifying the impacted individuals.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 8(A) "Legal Proceedings" of the accompanying Condensed Consolidated Financial Statements included in this Form 10-Q.

ITEM 1A. RISK FACTORS

The risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 included a discussion of the potential ramifications of natural or man-made disasters and catastrophes including pandemic disease. As a business identified as being part of a Critical Infrastructure Security by the Department of Homeland Security, our companies and businesses have retained normal operations and business hours throughout the COVID-19 pandemic crisis. Although the majority of our home office staff have been redeployed to remote work sites following social distancing protocols, our companies have continued to accept applications for insurance, issue policies, invest and manage assets, pay policy benefits and expenses, maintain information technology operations, and adhere to a sound system of internal controls over financial reporting. Since operations have not been interrupted or suspended, the Company has not activated the business continuity plans that it has in place. The exposure to adverse mortality experience has been evaluated and deemed to not significantly impact the Company's financial position. The exposure to financial service companies has principally manifested in degradations in asset values, management of adequate liquidity and capital resources, and successfully maintaining competitiveness and product profitability in an exceptionally low interest rate environment. Although the impact has not been significant to date, no conclusion can be drawn at this time whether the ongoing affects of COVID-19 upon the global economy will have a material effect on our business, results of operations and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective August 22, 2008, National Western adopted and implemented a limited stock buy-back program associated with the 2008 Incentive Plan which provides Option Holders the additional alternative of selling shares acquired through the exercise of options directly back to the Company. This plan was assumed by NWLGI from National Western in 2015 pursuant to the terms of the holding company reorganization implemented at that time. The program provides Option Holders with the ability to elect to sell such acquired shares back to the Company at any time within ninety (90) days after the exercise of options at the prevailing market price as of the date of notice of election. As of September 30, 2020, there are no options outstanding under the plan.

Purchased shares are reported in the Company's Condensed Consolidated Financial Statements as authorized and unissued. At December 31, 2019 and September 30, 2020 there were no stock options vested or unvested and outstanding under these plans.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May yet Be Purchased Under the Plans or Programs

July 1, 2020 through July 31, 2020	—	$—	N/A	N/A
August 1, 2020 through August 31, 2020	—	$—	N/A	N/A
September 1, 2020 through September 30, 2020	—	$—	N/A	N/A

Total	—	$—	N/A	N/A

ITEM 4.  Removed and Reserved.

ITEM 6.  EXHIBITS

(a) Exhibits

Exhibit 31(a)	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	-	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL WESTERN LIFE GROUP, INC.
(Registrant)

Date:	November 6, 2020	/S/ Ross R. Moody
Ross R. Moody
Chairman of the Board, President and
Chief Executive Officer
(Authorized Officer)

Date:	November 6, 2020	/S/ Brian M. Pribyl
Brian M. Pribyl
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)
(Principal Accounting Officer)