Form 10-K
period 2020-12-31
National Western Life Group, Inc.
filed 2021-03-16
CIK 1635984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended 12/31/2020

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
Large accelerated filer  ☐   Accelerated filer  ☒   Non-accelerated filer (Do not check if a smaller reporting company)  ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒
The aggregate market value of the common stock (based upon the closing price) held by non-affiliates of the Registrant on June 30, 2020 was $520,145,675.

As of March 15, 2021, the number of shares of Registrant's common stock outstanding was:   Class A - 3,436,020 and Class B - 200,000.

DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference:  Portions of the registrant’s definitive proxy statement for the annual meeting of shareholders to be held June 18, 2021, which will be filed within 120 days after December 31, 2020, are incorporated by reference into Part III of this report.

	PART I	Page

Item 1.	Business	4
Item 1A.	Risk Factors	18
Item 1B.	Unresolved Staff Comments	28
Item 2.	Properties	28
Item 3.	Legal Proceedings	29
Item 4.	Mine Safety Disclosures	31

	PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	32
Item 6.	Selected Consolidated Financial Data	35
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	36
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	84
Item 8.	Financial Statements and Supplementary Data	84
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	84
Item 9A.	Controls and Procedures	84
Item 9B.	Other Information	88

	PART III

	The information required by Items 10 through 14 is incorporated by reference from our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2020.

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	88

	Signatures	198

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

Cyber attacks, data protection breaches, and other technology failures could adversely affect our business.

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

We are subject to changing interest rates and credit spreads, market volatility and general economic conditions which may affect the risk and returns on both our investment portfolio and our products.

We are subject to a downgrade in our financial strength ratings which may negatively affect our ability to attract and retain independent distributors, make our products less attractive to consumers, and may have an adverse effect on our operations.

We could be liable with respect to liabilities ceded to reinsurers if the reinsurers fail to meet the obligations assumed by them.

We are subject to policy claims experience which can fluctuate and vary from past results or expectations.

We are subject to assumption and estimate inaccuracies used in determining deferred policy acquisition costs, deferred sales inducements, and value of business acquired which may require us to accelerate our amortization.

The Company may be required to establish a valuation allowance against its deferred tax assets which could materially affect the Company's results of operations and financial condition.

We are subject to regulation, changes to existing laws, and investigations, domestic and international, which may affect our profitability or means of operation.

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

See Part 1A, Risk Factors, for additional information.

PART I

ITEM 1. BUSINESS

General

National Western Life Group, Inc. ("NWLGI"), a Delaware Corporation, is the parent holding company which was established effective October 1, 2015 under a holding company plan of reorganization. As a result of the reorganization, NWLGI (the "Company") replaced National Western Life Insurance Company as the publicly held company with the latter becoming a wholly owned subsidiary of NWLGI.

National Western Life Insurance Company (hereinafter referred to as "National Western" or "NWLIC") is a stock life insurance company, chartered in the State of Colorado in 1956, currently licensed to do business in all states (except for New York), the District of Columbia, and four U.S. territories or possessions.  National Western is also licensed in Haiti. National Western historically provided life insurance products on a global basis for the savings and protection needs of policyholders and annuity contracts for the asset accumulation and retirement needs of contract holders. Beginning in 2015, NWLIC progressively disengaged from accepting applications for its international products from residents of certain countries culminating in the decision to discontinue accepting applications from residents of all other non-U.S. territories in the second quarter of 2018. At December 31, 2020, National Western maintained approximately 92,500 policies for its life insurance products and 112,900 annuity contracts.
The Company's total assets increased to $14.6 billion at December 31, 2020, from $12.6 billion at December 31, 2019. The Company generated revenues of $694.7 million, $819.2 million and $551.6 million in 2020, 2019 and 2018, respectively. NWLGI produced net income of $92.3 million, $131.6 million and $116.8 million in 2020, 2019 and 2018, respectively.

Acquisitions and Dispositions

Effective January 31, 2019, the Company completed its previously announced acquisition of Ozark National Life Insurance Company ("Ozark National") and N.I.S. Financial Services, Inc. ("NIS") following the receipt of regulatory approvals. NWLGI and National Western paid cash in an aggregate amount of approximately $205.4 million in exchange for all of the outstanding stock of Ozark National (wholly owned by National Western) and NIS (wholly owned by NWLGI). The results of Ozark National and NIS for the eleven-month period subsequent to their acquisition are included in the Company's Consolidated Financial Statements as of and for the year ended December 31, 2019 and reference to each is made in this report where appropriate. For more information concerning acquisitions see Note (7), Business Combinations, in the accompanying Notes to Consolidated Financial Statements in this report.

The Company divested its nursing home operations during 2019. The Company closed on the sale of its Reno, Nevada nursing home operation effective February 1, 2019 and on the sale of its San Marcos, Texas nursing home effective May 1, 2019. Financial results for the year ended December 31, 2019 include operating results for each facility through the date of their respective sales.

On December 31, 2020, National Western entered into a Funds Withheld Coinsurance Agreement ("FWC Agreement") with Prosperity Life Assurance Limited ("Prosperity"), a reinsurer organized under the Laws of Bermuda. Under the FWC Agreement, National Western ceded, on a coinsurance with funds withheld basis, a 100% quota share of contractual liabilities approximating $1.7 billion pertaining to a group of in force fixed and payout annuity contracts issued by NWLIC on or before December 31, 2020, along with certain supplementary contracts issued by NWLIC upon the annuitization of these annuity contracts. The structure of the FWC Agreement transfers the credit and interest rate risk for this group of policies from National Western to Prosperity. For more information concerning reinsurance arrangements see Note (5), Reinsurance, in the accompanying Notes to Consolidated Financial Statements in this report.

Products

National Western offers a broad portfolio of individual whole life, universal life and term insurance plans, and annuities, including supplementary riders. In the following discussion, the Company reports sales and other statistical information. These statistics are derived from various sales tracking and administrative systems and are not derived from the Company's financial reporting systems or financial statements. These statistics are used to measure the relative progress of our marketing and acquisition efforts. Sales data for traditional life insurance is based upon annualized premiums, while non-single premium universal life sales are based on annualized "target" premiums which are those premiums upon which full first year commissions are paid. Sales of single premium universal life sales products and annuities are measured based on the amount of deposits received. These statistics attempt to measure only some of the many factors that may affect future profitability, and therefore, are not intended to be predictive of future profitability.

Life Products. National Western's life products provide protection for the life of the insured and, in some cases, allow for cash value accumulation on a tax-deferred basis. These product offerings include universal life insurance ("UL"), interest-sensitive whole life, and traditional products such as term insurance coverage. Interest sensitive products, such as UL, accept premiums that are applied to an account value. Deducted from the account value are costs of insurance charges which vary by age, gender, plan, and class of insurance, as well as various expense charges. Interest is credited to account values at a fixed interest rate generally determined in advance and guaranteed for a policy year at a time, subject to minimum guaranteed rates specified in the policy contract. A slight variation to this general interest crediting practice involves equity-index universal life ("EIUL") policies whose credited interest may be linked in part to an outside index at the election of the policyholder. These products offer both flexible and fixed premium modes and provide policyholders with flexibility in the available coverage, the timing and amount of premium payments and the amount of the death benefit, provided there are sufficient policy funds to cover all policy charges for the coming year. Traditional products generally provide for a fixed death benefit payable in exchange for regular premium payments.

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

The following table sets forth information regarding the Company's sales activity by product type.

	Years Ended December 31,
	2020	2019	2018
	(In thousands)

Annuities:
Fixed-index deferred	$330,364	236,376	377,102
Other deferred	6,227	13,219	21,564
Single premium immediate	13,888	4,373	3,288

Total annuities	$350,479	253,968	401,954

Life:
Single premium life	$194,456	180,133	169,733
Other universal life insurance	1	251	5,087
Traditional life and other	2,905	5,064	1,498

Total life	$197,362	185,448	176,318

The table below sets forth information regarding the Company's life insurance in force for each date presented.

	Insurance In Force as of
	December 31,
	2020	2019
	($ in thousands)

National Western

Universal life:
Number of policies	31,150	33,760
Face amounts	$4,354,530	$4,746,100

Traditional life:
Number of policies	26,260	28,400
Face amounts	$2,409,110	$2,671,120

Fixed-index life:
Number of policies	35,060	36,170
Face amounts	$9,157,010	$9,635,810

Total life insurance:
Number of policies	92,470	98,330
Face amounts	$15,920,650	$17,053,030

Ozark National

Total life insurance (all traditional):
Number of policies	179,000	183,380
Face amounts	$6,033,510	6,246,800

The following table sets forth information regarding annuities in force for each date presented.

	Annuities In Force as of
	December 31,
	2020	2019
	($ in thousands)

Fixed-index annuities
Number of policies	68,020	70,790
GAAP annuity reserves	$5,254,089	$5,467,786

Other deferred annuities
Number of policies	33,250	36,550
GAAP annuity reserves	$1,264,042	$1,405,284

Immediate annuities
Number of policies	11,650	12,530
GAAP annuity reserves	$363,983	$349,389

Total annuities
Number of policies	112,920	119,870
GAAP annuity reserves	$6,882,114	$7,222,459

Operating Segments

National Western has historically managed its business between Domestic Insurance Operations and International Insurance Operations. For segment reporting purposes, NWLIC's annuity business is separately identified. The Company also has a corporate segment, which consists of the assets and activities of other wholly owned subsidiaries that have not been allocated to any other operating segment, and in 2019 it created a new segment for "Acquired Businesses" in lieu of the acquisition of Ozark National and NIS.

Domestic Insurance Operations. National Western is currently licensed to do business in all states and the District of Columbia, except for New York.  Products marketed are annuities, universal life insurance, and traditional life insurance, which include both term and whole life products.  Domestic sales in terms of premium levels have historically been more heavily weighted toward annuities. Most of these annuities can be sold either as tax qualified or non-qualified products. More recently, a greater proportion of sales activity has been derived from single premium life insurance products, predominantly those with equity-index crediting mechanisms. Presently, nearly 100% of National Western's life premium sales come from single premium life products. National Western markets and distributes its domestic products primarily through independent national marketing organizations ("NMOs"). These NMOs assist in recruiting, contracting, and managing independent agents. These agents are independent contractors who are compensated on a commission basis.  At December 31, 2020, NWLIC's NMO relationships had contracted approximately 28,900 independent agents. At December 31, 2020, National Western had 46,900 domestic life insurance policies in force representing over $3.5 billion in face amount of coverage and 112,900 annuity contracts representing account balances of $6.9 billion.

Although reported separately for segment disclosure purposes, effective January 31, 2019, domestic insurance operations include the activities of Ozark National. At December 31, 2020, Ozark National maintained approximately 179,000 life insurance policies in force representing $6.0 billion in face amount of coverage. There were 261 agents contracted at December 31, 2020 who solely market Ozark National products. Due to Ozark National's coordinated sale of a non-participating whole life insurance with a mutual fund investment product their agents hold a securities license in addition to an insurance license.

The following table sets forth National Western's domestic life insurance sales as measured in annualized first year premium for the last three years.

	Years Ended December 31,
	2020	2019	2018
	(In thousands)

Single premium life	$194,456	180,133	169,733
Universal life	1	251	67
Traditional life	20	175	413

Total	$194,477	180,559	170,213

Ozark National's sales for the eleven months ended December 31, 2019 were $4.9 million and were comprised entirely of traditional life product sales. Its sales for the year ended December 31, 2020 were $2.9 million.

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

National Western ceased accepting applications from residents of Venezuela early in 2018 due to the unsettled political, economic, civil, and social climate existing in that country after it had ceased accepting applications from residents of Brazil, Central America, the Pacific Rim region and the Eastern European region during previous years. National Western ceased accepting applications for its international products from all remaining foreign residents in the second quarter of 2018.
At December 31, 2020, the Company had approximately 45,500 international life insurance policies in force representing $12.4 billion in face amount of coverage.

The following table sets forth the Company's contracts issued to international residents as measured in annualized first year premium for the past three years.

	Years Ended December 31,
	2020	2019	2018
	(In thousands)

Fixed-index life	$—	—	4,415
Universal life	—	—	605
Traditional life	—	—	1,085

Total	$—	—	6,105

There were some inherent risks of accepting international applications which are not present within the domestic market that were reduced substantially by the Company in several ways. As previously described, National Western accepted applications from foreign nationals of other countries in upper socioeconomic classes who had substantial financial resources. This targeted customer base, coupled with National Western's conservative underwriting practices, have historically resulted in claims experience, due to natural causes, similar to that in the United States. The Company has minimized exposure to foreign currency risks by requiring payment of premiums and claims in United States dollars. In addition, the Company adopted an extensive anti-money laundering compliance program in order to fully comply with all applicable U.S. monitoring and reporting requirements pertaining to anti-money laundering and other illegal activities. All of the above served to minimize risks.

Contracts issued to international residents historically had larger face amounts of life insurance coverage per policy compared to those issued to domestic policyholders. The Company's efforts were directed toward accepting applications from upper socioeconomic residents of international countries. The insurance coverage per international life policy witnessed a steady growth until 2015 when National Western ceased accepting applications from residents of several countries. During the same time period, National Western's average face amount of insurance coverage per policy for domestic contracts exhibited an upward trend reflecting the shift in sales toward single premium life products, primarily fixed-index, as part of its wealth transfer strategy for domestic life sales. The average new policy face amounts, excluding riders, since 2016 are as shown in the following table.

	Average New Policy Face Amount
	NWLIC Domestic	Ozark National	NWLIC International

Year ended December 31, 2016	149,200	—	327,300
Year ended December 31, 2017	148,100	—	299,300
Year ended December 31, 2018	162,600	—	290,900
Year ended December 31, 2019	179,900	45,200	—
Year ended December 31, 2020	209,900	46,230	—

Geographical Distribution of Business. The following table depicts the distribution of the Company's premium revenues and deposits.

	Years Ended December 31,
	2020	2019	2018
	(In thousands)

United States domestic products:
Annuities	$358,825	264,432	410,412
Life insurance	300,250	282,803	196,550

Total domestic products	659,075	547,235	606,962

International products:
Annuities	75	235	796
Life insurance	66,270	79,492	103,982

Total international products	66,345	79,727	104,778

Total direct premiums and deposits collected	$725,420	626,962	711,740

Although many agents sell National Western's products, annuity sales in any year typically reflect several NMOs whose contracted independent agents sold 10% or more of total annuity sales. In 2020, there were two NMOs that exceeded this threshold accounting for approximately 15% and 11%, respectively, of total annuity sales. Similarly, National Western life insurance sales in any year may include several NMOs who accounted for 10% or more of total domestic life insurance sales. In 2020, there was one NMO who generated 55% of total life insurance sales. Given the independent distribution model National Western employs, the concentration of sales within a particular NMO is not an acute concern as compared to other distribution channels given that the underlying agents are free to contract through any NMO with which NWLIC has a relationship.

The Company's international business consisted of applications submitted by independent contractors of Latin America during 2018. International life sales during 2018 came principally from residents of Colombia, Ecuador, Peru and Chile. The progressive disengagements previously discussed were the result of increasing costs associated with this business and reduced profitability due to higher than anticipated mortality experience, lower than expected persistency of policies, and the additional cost structure imposed.

Segment Financial Information. A summary of financial information for the Company's segments is as follows:

	Domestic Life Insurance	International Life Insurance	Annuities	Acquired Businesses	All Others	Totals
	(In thousands)

Revenues, excluding realized gains (losses):
2020	$108,408	115,507	307,644	115,422	26,690	673,671
2019	123,694	146,507	400,640	105,564	36,542	812,947
2018	64,477	131,613	299,883	—	47,203	543,176

Segment earnings (losses): (A)
2020	$1,499	51,609	(9,308)	14,036	17,830	75,666
2019	2,163	34,818	53,582	16,617	19,506	126,686
2018	1,401	33,704	53,371	—	21,628	110,104

Segment assets: (B)
2020	$3,242,794	1,034,280	7,976,588	1,117,509	382,149	13,753,320
2019	1,399,818	1,153,105	8,198,730	978,243	362,900	12,092,796
2018	1,215,864	1,211,036	8,791,463	—	370,118	11,588,481

Notes to Table:
(A) Amounts exclude realized gains and losses on investments, net of taxes.
(B) Amounts exclude other unallocated assets.

Additional information concerning these industry segments is included in Note (8), Segment and Other Operating Information, of the accompanying Consolidated Financial Statements in this report.

Competition and Ratings

National Western and Ozark National operate in a mature and highly competitive industry. Each competes with hundreds of life and health insurance company groups in the United States as well as other financial intermediaries such as banks and securities firms who market insurance products. Many of these companies are larger, have more substantial capital and technological resources, possess greater brand recognition, and maintain higher ratings. For National Western, domestic market competitors have included, among others, Allianz Life, American Equity Investment Life, Sammons Financial Group (Midland, NACOLAH), Great American Life, Security Benefit Life, Fidelity and Guaranty Life, Athene USA, Jackson National Life, Equitrust Life Insurance Company, Pacific Life, National Life Group (Life of the Southwest) and Global Atlantic. More recently, merger and acquisitions activity has accelerated with private equity firms being among the most active acquirers of companies or blocks of business. These entities bring alternative investment expertise with which to increase investment yields above that which traditional carriers are able to attain which is an advantage in a low interest rate environment.

Other competitive factors include the breadth and quality of products offered, established positions in niche markets, pricing, relationships with distribution channels, commission structures, the perceived stability of the insurer, quality of underwriting and customer service, scale and cost efficiency. Operating results of life insurers are subject to fluctuations not only from this competitive environment but also due to economic conditions, interest rate levels and changes, performance of investments, and the maintenance of strong insurance ratings from independent rating agencies.

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

Risk Management

The Company is exposed to a wide spectrum of financial, operational and strategic, and regulatory and legal risks as described in Item 1A “Risk Factors”. Effective enterprise risk management ("ERM") is a key discipline for identifying, monitoring, measuring, communicating, and managing risks within limits and risk tolerances. The Company’s Board of Directors and senior management are knowledgeable of and accountable for key risks. The full Board of Directors of the Company (as well as the Board of Directors of National Western) meets at least every other month and regularly hears reports from the President and Chief Executive Officer, the Chief Financial Officer, the President and Chief Operating Officer (National Western), the Chief Actuary and Risk Officer (National Western), the Chief Investment Officer (National Western), and the Chief Legal Officer. In addition, the Board of Directors of the Company (including the Board of Directors of National Western) has several committees which include the Executive Committee, the Audit Committee, the Investment Committee, and the Compensation and Stock Option Committee that regularly convene to address various aspects of risk. Day-to-day responsibility for the overall ERM governance framework resides with the Company's designated Chief Risk Officer who directs the Company's Risk Management Committee.

Pursuant to its business strategy, the Company is in the process of expanding the ERM function and modernizing the risk governance structure and has hired personnel specifically tasked with risk management oversight responsibilities. The updated governance structure integrates the overall risk management activities into one committee structure in order to ensure coordination and compliance with risk limits, and to promote a common risk language and risk management culture.

Board of Directors and Sub-Committees of the Board
o
Risk Management Committee
o	o	o	o
ALM Committee	Stress Testing Working Group	Fraud Council	Security Committee

The Risk Management Committee (RMC) reports to the Audit Committee of the Board of Directors. The RMC has oversight responsibilities for four subcommittees and working groups: the Asset-Liability Management Committee, the Stress Testing Working Group, the Fraud Committee, and the Security Committee. These sub-committees and working groups are tasked with specific areas of risk analysis and management and provide regular reports to the RMC.

National Western maintains other management groups and committees that meet regularly to monitor, discuss and manage a variety of issues and risks associated with the business. These groups and committees include numerous areas such as regulatory compliance, financial reporting process and controls, product spread management, and business strategy. Key members of senior management are involved with these groups and committees providing direction and oversight and serve as a reporting liaison with the RMC as well as the Company’s Board of Directors. In addition, the Internal Audit department reviews financial and operational risk exposures and reports directly to the Audit Committee of the Company concerning its independent reviews and assessments of management's efforts in these areas.

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

A significant aspect of the Company’s risk management oversight is managing the linkage of its asset characteristics with the anticipated behavior of its policy obligations and liabilities, a process commonly referred to as asset-liability matching. National Western maintains an Asset-Liability Management Committee (“ALMC”) consisting of senior level members of National Western who assist and advise the Board of Directors in monitoring the level of risk National Western is exposed to in managing its assets and liabilities in order to attain the risk-return profile desired. Certain members of the ALMC meet as frequently as necessary, to review and recommend for the RMC, current period interest crediting rates to policyholders based upon existing and anticipated investment opportunities. These rates apply to new sales and to products after an initial guaranteed period, if applicable. Rates are established after the initial guaranteed period based upon asset portfolio yields and each product’s required interest spread, taking into consideration current competitive market conditions.

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

Insurance Product Liabilities

At December 31, 2020, the Company's total balance for liabilities pertaining to insurance products was $10.1 billion. These product liabilities are payable over an extended period of time for which National Western and Ozark National's product pricing assumptions take into consideration. The profitability of insurance products depends on this pricing and differences between expectations at the time the products are sold and the subsequent actual experience has an impact on future profitability.

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

Reinsurance

National Western follows the industry practice of reinsuring (ceding) portions of its insurance risks with a variety of reinsurance companies in order to protect against severe losses on individual claims and an unusual event in which a number of claims in aggregate produce an extraordinary loss. All reinsurance regarding mortality risk is done on a yearly renewable term basis. NWLIC does not engage in the use of financial or surplus relief reinsurance. The use of reinsurance allows NWLIC to underwrite policies larger than the risk it is willing to retain on any single life and to continue writing a larger volume of new business. New sales of life insurance products are reinsured above prescribed limits and do not require the reinsurer’s prior approval within certain guidelines. The maximum amount of life insurance normally retained is $500,000 on any one life. However, the use of reinsurance does not relieve National Western of its primary liability to pay the full amount of the insurance benefit in the event of the failure of a reinsurer to honor its contractual obligation. Consequently, NWLIC avoids concentrating reinsurance risk with any one reinsurer and only participates in reinsurance treaties with reputable carriers which are well-capitalized and highly rated by independent rating agencies. No reinsurer of business ceded by National Western has failed to pay policy claims (individually or in the aggregate) with respect to ceded business. NWLIC continuously monitors the financial strength of its reinsurers and has been able to obtain replacement coverages from financially responsible reinsurers when making changes. At December 31, 2020, National Western ceded approximately 22% of its life insurance in force. The primary reinsurers as of December 31, 2020 were as follows.

Reinsurer	A.M. Best Rating	Amount of In Force Ceded (In thousands)

Hannover Life Reassurance Company (Florida)	A+	$1,689,863
SCOR Global Life Americas Reinsurance (Delaware)	A+	1,081,470
RGA Reinsurance Company (Missouri)	A+	644,747
Swiss Re Life & Health America Inc. (Connecticut)	A+	37,275
SCOR Global Life USA Reinsurance Company (Delaware)	A+	6,416
All others, rated	A- to A+	11,083
All others, not rated	N/A	3,472

		$3,474,326

Reinsurance arrangements can be on either a coinsurance or a modified coinsurance ("Modco") basis with other companies to limit exposure. In a coinsurance program, the reinsurer shares proportionally in all terms of the reinsured policies (i.e. premiums, expenses, claims, etc.) based on their respective percentage of the risk. In a Modco program, the ceding company retains the reserves, as well as the assets backing those reserves, and the reinsurer shares proportionally in all financial terms of the reinsured policies based on their respective percentage of the risk. As described more fully in Note (5) Reinsurance in the accompanying Notes to Consolidated Financial Statements in this report, effective December 31, 2020, National Western ceded on a coinsurance with funds withheld basis, a 100% quota share of contractual statutory reserve liabilities pertaining to a group of in force fixed rate and payout annuity contracts approximating $1.7 billion. NWLIC retained the reserves and the assets backing those reserves and will continue to administer the ceded block of business on behalf of the reinsurer who assumed all financial risk associated with the ceded business.

Ozark National utilizes reinsurance for mortality risk in a similar fashion to that of National Western. Ozark National's maximum net amount at risk retention is capped at $200,000 under its reinsurance treaties with limited exceptions related to the conversion of child protection and guaranteed insurability riders. Their primary reinsurers as of December 31, 2020 were as follows.

Reinsurer	A.M. Best Rating	Amount of In Force Ceded (In thousands)

Optimum Re Insurance Company (Texas)	A	$460,802
Wilco Life Insurance Company (Indiana)	A+	76,931
General Re Life Corporation (Connecticut)	A++	547
Swiss Re Life & Health America, Inc. (Missouri)	A+	467

		$538,747

Human Capital

We believe that our employees are among our most important resources and that our success depends on our ability to attract, hire, retain, and develop highly-skilled individuals in a variety of areas including business development, technology, customer service, finance, and management. National Western had 292 employees as of December 31, 2020, substantially all of which worked in its home office in Austin, Texas. Ozark National (including NIS) had 63 employees as of December 31, 2020 substantially all of whom worked in its Kansas City, Missouri home office.

We strive to provide a conducive and safe work environment for our employees. In response to the COVID-19 pandemic, we closed our office facilities in March 2020 to all employees able to perform their job duties remotely as well as to the general public. We continue to have a majority of our staff in a work-from-home-mode. For our essential staff, we introduced additional hospital-grade disinfectants and modified workspaces in our office locations to ensure social distancing. Despite this situation, our businesses have remained fully functional and we have continued to service our policyholders and distribution partners while our employees work in a safe environment.

We require our employees to follow defined rules of professional conduct that protects the interest and safety of all employees and our organization. We maintain a comprehensive code of business conduct and ethics policy that our staff are required to be familiar with to assist them in conducting business in a legal, professional and ethical manner. We respect the privacy and dignity of all individuals and recognize that our staff desire a workplace environment where they are respected and appreciated.

None of the employees are subject to collective bargaining agreements governing their employment with either company or employment agreements. We design our compensation to be competitive in the markets in which we compete and closely monitor industry trends and practices to ensure we are able to attract and retain personnel who are critical to our success. We also monitor internal pay equity to make sure our compensation practices are fair and equitable across our organization. Subject to a cap, we match the contributions of all our employees to our retirement savings plan that supports their long-term financial goals.

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

National Western and Ozark National's operations and financial records are subject to examination by state insurance departments typically at regular intervals but may be examined at any time. For National Western, statutory financial statements are prepared in accordance with accounting practices prescribed or permitted by the Colorado Division of Insurance, the company's principal insurance regulator, while for Ozark National the statutory financial statements are prepared in accordance with accounting practices prescribed or permitted by the Missouri Department of Commerce and Insurance, its principal insurance regulator. Prescribed statutory accounting practices are largely dictated by the Statutory Accounting Principles adopted by the National Association of Insurance Commissioners ("NAIC"). National Western's most recent Colorado statutory financial examination covered the five year period ended December 31, 2017, and resulted in no financial statement adjustments or material deficiencies. Ozark National's most recent Missouri statutory financial examination covered the five year period ended December 31, 2018 and also resulted in no financial statement adjustments or material deficiencies. Although the NAIC has no legislative authority and insurance companies are at all times subject to the laws of their respective domiciliary states and other states in which they conduct business, the NAIC is influential in determining the form in which insurance laws are enacted. Model Insurance Laws, Regulations, and Guidelines (Model Laws) have been promulgated by the NAIC as a minimum standard by which state regulatory systems and regulations are measured. The NAIC, as well as state regulators, continually evaluates existing laws and regulations pertaining to the operations of life insurers. To the extent that initiatives result as a part of this process, they may be adopted in the various states in which National Western and Ozark National are licensed to do business. It is not possible to predict the ultimate content and timing of new statutes and regulations adopted by state insurance departments and the related impact upon the Company's operations although it is conceivable that they may be more restrictive.

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

The RBC requirements provide for four levels of regulatory attention, varying with the ratio of the insurer's ratio of total adjusted capital to its RBC as measured on December 31 of each year. An insurance company must maintain adjusted capital and surplus of at least 200% of the RBC computed by the NAIC's RBC model which is known as the "Authorized Control Level." In addition, the RBC requirements provide for a trend test if an insurer's total adjusted capital falls to a certain range of its ratio relative to its RBC as of the end of the year. National Western and Ozark National's statutory capital and surplus at December 31, 2020, were each significantly in excess of the threshold RBC requirements for regulatory attention and trend test analysis.

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

ITEM 1A. RISK FACTORS

Company performance is subject to varying risk factors including operational and strategic, financial, and regulatory and legal risk. Any or all of these risks could have a material adverse effect on the business, financial condition or results of the Company or cause the trading price of the Company's Class A common shares (ticker symbol "NWLI") to decline materially. This section provides an overview of possible risk exposures at this point in time that could impact Company performance in the future. Many of these risks are inter-related, ongoing, and endemic to the industry. Consequently, they could occur under similar business and economic conditions, and in turn prompt the emergence or amplify the effect of others. In addition, other risks that the Company is not presently aware of or that are currently considered immaterial may also impair business operations. While these scenarios do not represent expectations of future experience, they are intended to illustrate the potential impacts if any of the following risks were to manifest into actual occurrences.

Operational and Strategic Risks

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

The occurrence of natural disasters and catastrophes, including earthquakes, hurricanes, floods, tornadoes, fires, explosions, pandemic disease and man-made disasters, including acts of terrorism and military actions, could adversely affect the financial condition or results of operations of the Company. Such disasters and catastrophes could impact the Company directly by damaging our facilities, preventing employees from performing their duties or otherwise disturbing the Company’s ordinary business operations, as well as indirectly by changing the condition and behaviors of consumers, business counterparties and regulators and potentially causing declines or volatility in economic and financial markets. The Company's operations in Texas were shut down for a week in February 2021 due to a historic winter storm which resulted in statewide power outages, lack of water service, food and supply shortages, property damage, and the inability to travel safely for an extended period of time.

Disasters or a pandemic outbreak could disrupt public and private infrastructure, including communications and financial services, which could disrupt the Company's normal business operations. The COVID-19 pandemic caused significant disruption in global and U.S. economies and financial markets via illness, quarantines, business and school shutdowns, supply chain interruptions, pervasive unemployment, decline in business activity, and cancellation of events and travel. These conditions manifested in reductions in operating effectiveness as employees worked from home; business disruption to independent agents, brokers, and other distribution partners that market and sell the Company's insurance products; increased credit risk; and significant volatility in financial markets that affected investment portfolio valuations and returns. While the Company has been able to provide uninterrupted service to its policyholders, significant precautions have been taken, and continue to be enforced, to protect the safety and well-being of employees.

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

As of December 31, 2020, Robert L. Moody, Sr., through the Robert L. Moody Revocable Trust (the “Moody Revocable Trust”) controls 99.0% of the total outstanding shares of the Company's Class B common stock. Holders of the Company's Class A common stock elect one-third of the Board of Directors of the Company, and holders of the Class B common stock elect the remainder. As a result, subject to applicable legal and regulatory requirements, the Moody Revocable Trust has the ability to exercise significant influence over matters submitted for stockholder approval, and, through its ability to elect a majority of the Board of Directors, matters regarding the Company's business direction and policies. This concentration of voting power could deter a change of control or other business combination that might be beneficial or preferable to other stockholders. It may also adversely affect the trading price of the Company's Class A common stock if investors perceive disadvantages in owning stock in a company in which a single shareholder has such significant ownership.

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

Cyber attacks, data protection breaches, and other technology failures could adversely affect our business.

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

Financial Risks

Our investment portfolio is subject to several risks which may lessen the value of invested assets and the amounts credited to policyholders.

The Company primarily invests monies received in investment grade, fixed income investment securities in order to meet its obligations to policyholders and provide a return on its deployed capital. Accordingly, our business is exposed to customary risks of debt markets including credit defaults and changes in fair value. Adverse market conditions can affect the liquidity and value of our investments and we are subject to the credit risk that issuers of these securities may default on principal and interest payments, particularly in the event of an ongoing downturn in the economic and/or business climate. A ratings downgrade affecting issuers of particular securities could worsen the credit quality of our investments and could increase the amount of capital we must hold to maintain our risk-based capital levels which are monitored by regulators and rating agencies. At December 31, 2020, approximately 2.7% of the Company’s $10.8 billion fixed income securities portfolio was comprised of issuers who were investment grade at the time the Company acquired them but were subsequently downgraded for various reasons. Although this is an extremely low percentage compared to industry averages, a substantial increase in defaults from these or other issuers could negatively impact the Company’s financial position and results of operations.

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

Significant financial and credit market volatility, changes in interest rates and credit spread margins, credit defaults, market liquidity, declines in equity prices, ratings downgrades of the issuers of debt securities, and declines in general economic conditions, either singularly or in combination, could have a material adverse impact on the Company's results of operations and financial condition through realized losses, impairments, and changes in unrealized loss positions.

The determination of valuation and credit losses of fixed income securities include estimations and assumptions that are subjective and prone to differing interpretations and could materially impact our results of operations or financial condition.

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

The decision on whether to record an other-than-temporary impairment (prior to January 1, 2020), or current expected credit loss allowance (subsequent to January 1, 2020) is determined by our assessment of the financial condition and prospects of a particular issuer, projections of future cash flows and recoverability as well as our ability and intent to hold the securities to recovery or maturity. Expectations that the Company's investments in corporate debt securities will continue to perform in accordance with their contractual terms are based on evidence gathered through our normal credit surveillance process. However, historical trends may not be indicative of future impairments and our conclusions concerning the recoverability of any particular security’s market price could ultimately prove to be invalid as facts and circumstances change. Rapidly changing and unprecedented credit market conditions make it possible that issuers of the Company's investments in corporate securities and/or debt obligations will perform worse than current expectations. Consequently, there can be no assurance that we have accurately assessed the level of impairments in our financial statements or that additional impairments may not need to be taken in the future. It is also possible that unanticipated events may lead the Company to dispose of such investments and recognize the effects of any market movements in its financial statements.

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

A rise in interest rates will increase the net unrealized loss position of our investment portfolio and may subject the Company to disintermediation risk. Disintermediation risk is the risk that in a change from a period of low interest rates to a period of significantly higher and increasing interest rates more policyholders than assumed in the product pricing assumptions may surrender their contracts or make early withdrawals in order to increase their returns, potentially requiring the Company to liquidate investments in an unrealized loss position (i.e. the market value less than the carrying value of the investments). The Company manages its liabilities and configures its investment portfolio so as to provide and maintain sufficient liquidity to support expected withdrawal demands. If the Company experiences an unexpected increased level of withdrawal or surrender activity, it could exhaust liquid assets and be forced to liquidate other assets at a loss or on other unfavorable terms. With respect to fixed income security investments maintained in the Company's “Available-for-Sale” category that are reported at fair values, rising interest rates will cause declines in the market value of these securities. These declines are reported in our financial statements as an unrealized investment loss and a reduction of stockholders’ equity.

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

A downgrade in our financial strength rating, or an announced potential downgrade, could potentially affect our competitive position making it more difficult to market our products vis-à-vis competitors with higher financial strength ratings, and/or hurt our relationships with distributors, reinsurers and other business partners. In extreme situations, a significant downgrade action by one or more rating agencies could cause a decrease in the sale of our products, prompt defections within our independent sales force, and induce existing policyholders to cancel their policies and withdraw funds from the Company. Currently, the major rating agencies, including A.M. Best and Standard & Poor’s, maintain negative outlooks on the U.S. life insurance industry. Regardless of their current view, these rating agencies could revise their benchmarks regarding levels of capital, earnings, and other metrics that align with particular rating levels and impact their rating assessments of U.S. life insurance companies. These events could have a material adverse effect on our financial position and liquidity.

We could be liable with respect to liabilities ceded to reinsurers if the reinsurers fail to meet the obligations assumed by them.

The Company cedes material amounts of insurance to other unaffiliated insurance companies through traditional indemnity reinsurance agreements. New sales of life products are reinsured within prescribed limits and do not require the reinsurer's prior approval within certain guidelines. National Western's maximum retention limit on an insured life is $500,000 while Ozark National's maximum retention limit is $200,000. However, these reinsurance arrangements do not fully discharge the Company’s obligation to pay benefits on the reinsured business. If a reinsurer fails to meet its obligations, the Company would be forced to cover these claims. In addition, if a reinsurer becomes insolvent, it may cause the Company to lose its reserve credits on the ceded business which require the establishment of additional reserves. To mitigate the risks associated with the use of reinsurance, the Company carefully monitors the ratings and financial condition of its reinsurers on a regular basis and attempts to avoid concentration of credit risks by spreading its business among several reinsurers in order to diversify its risk exposure.

Although subject to the same reinsurance risks described above, the Company entered into a different type of reinsurance structure at December 31, 2020. National Western executed a coinsurance with funds withheld agreement ceding a 100% quota share of fixed rate and payout annuity policy contractual obligations to a third party reinsurer. Unlike traditional indemnity reinsurance agreements, the Company maintains on its Consolidated Balance Sheets invested assets (funds withheld) supporting the policy obligations ceded which also remain on the Company's Consolidated Balance Sheets. As additional security, a comfort trust was established for the Company's benefit which the reinsurer is required to maintain certain assets at a minimum threshold level specified in the reinsurance agreement which the Company has a first priority security interest in. Similar to traditional indemnity reinsurance, the Company remains contingently liable if the reinsurer fails to perform or meet its obligations.

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

We are subject to policy claims experience which can fluctuate and vary from past results or expectations.

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

The Company's current assessment of future taxable income in combination with the consideration of available tax planning opportunities has determined that it is more likely than not that it will generate sufficient taxable income to realize its deferred tax assets. This assessment of the realizability of our deferred tax assets requires significant judgment. If future events deviate from the Company's current assessment and cause a failure to achieve our projections, a valuation allowance may need to be established which could have a material adverse effect on the Company's results of operations and financial condition. The Company's year-end net deferred tax assets reflect the top marginal corporate income tax rate of 21% prescribed by the 2017 Tax Act. Any future reduction in this rate would cause a further write-down of our deferred tax assets.

Regulatory and Legal Risks

We are subject to regulation, changes to existing laws, and investigations, domestic and international, that may affect our profitability or means of operations.

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

National Western's operations are centralized at its Austin, Texas location and it is licensed to do business in forty-nine states (New York being the lone exception) and various other U.S. territories and possessions and is regulated by the insurance departments in each of these locations. Although not otherwise licensed, the Company accepted applications from and issued dollar-denominated policies to residents outside of the United States until May 2018. From time to time insurance regulators in these non-U.S. locations have sought to exercise regulatory authority over the Company including the imposition of substantial penal fines. Although these non-U.S. regulators have no jurisdiction over the Company and any actions, including fines, would be unenforceable against the Company, the threat of regulatory action could otherwise absorb Company time and resources away from its business operations.

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

The Company’s financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) as delineated in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“FASB ASC”). GAAP is subject to constant review by various policy-setting organizations to address emerging accounting rules and issue interpretative accounting guidance. From time to time, the Company is required to adopt new or revise accounting standards or guidance that has been integrated into the FASB ASC. For example, the FASB had an ongoing project to revise the accounting standards for insurance contracts which it ultimately issued as ASU 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts (LDTI). The changes to GAAP from ASU 2018-12 are ultimately effective for the Company in 2023, and adoption of this new standard presents significant accounting changes which will require companies to develop new systems and infrastructure in order to comply. In addition to substantial cost, the standard's complexity and reliance on having accessible data available in policy administration systems will putting a heavy compliance burden on insurers over the next several years. Future accounting standards required to be adopted could possibly further change the current accounting treatment that the Company uses in its Consolidated Financial Statements and such changes could possibly have a material adverse effect on our financial position and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Braker P III, LLC ("BP III") was created in 2016 to own and manage the operations of an approximately 196,400 square foot commercial office building in Austin, Texas, which BP III acquired. The purchase price of the property was $49.3 million, exclusive of closing costs and fees. The Company relocated its principal office to this facility during the fourth quarter of 2017, and currently occupies approximately 78,000 square feet. At December 31, 2020, all of the remaining space is leased by BP III to third party tenants.

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

Ozark National owns an approximately 63,000 square foot building located in Kansas City, Missouri which is utilized as commercial office space by Ozark, is leased and utilized as commercial office space by its affiliate NIS, and the remainder historically has been leased by Ozark to a third party tenant. The intercompany lease costs related to NIS have been eliminated for consolidated reporting purposes. Additionally, Ozark owns two parcels of land located in Kansas City, Missouri. The first parcel contains 0.3 acres of land and an unused single-story parking garage. The second parcel contains 2.3 acres of land and operates as a surface parking lot contracted on a monthly basis to a parking lot operator.

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

On September 28, 2017, a purported shareholder derivative lawsuit was filed in the 122nd District Court of Galveston County, State of Texas entitled Robert L. Moody, Jr. derivatively on behalf of National Western Life Insurance Company and National Western Life Group, Inc. v. Ross Rankin Moody, et al., naming certain current and former directors and current officers as defendants. The complaint challenged the directors’ oversight of insurance sales to non-U.S. residents and alleged that the defendants breached their fiduciary duties in the conduct of their duties as board members by failing to act (i) on an informed basis and (ii) in good faith or with the honest belief that their actions were in the best interests of the Company. The complaint sought an undetermined amount of damages, attorneys’ fees and costs, and equitable relief, including the removal of the Company’s Chairman and Chief Executive Officer and other board members and/or officers of the Company. The Company believes that the claims in the complaint were baseless and without merit, will continue to vigorously defend this lawsuit, and was awarded reimbursement of legal costs and expenses from plaintiff as detailed below. The Company believes, based on information currently available, that the final outcome of this lawsuit will not have a material adverse effect on the Company’s business, results of operations, or consolidated financial position. The companies and directors filed their respective Pleas to the Jurisdiction ("Pleas") contesting the plaintiff's standing to even pursue this action, along with their Answers, on October 27, 2017. On December 14, 2017, plaintiff filed a Response to the Pleas and on December 21, 2017, the Court heard oral argument on the Pleas. Plaintiff then filed a First Amended Petition on January 11, 2018. The companies and directors filed a Supplement to the Pleas on January 30, 2018, to which plaintiff responded on February 1, 2018, and the companies and directors replied on February 9, 2018. On May 3, 2018, the Court issued a memorandum to all attorneys of record stating that the Court would grant the defendants' Pleas and asked the attorney for defendants to prepare and submit proposed orders/judgments granting the requested relief for consideration by the Court. The defendants filed such proposed order granting the Pleas on May 7, 2018. On May 16, 2018 the Court issued an Order granting the Pleas and dismissing Robert L. Moody, Jr.’s claims with prejudice, and plaintiff then filed a Motion to Transfer Venue (“MTTV”). Defendants filed an Application for Fees, seeking to recover defendants’ legal costs and expenses from plaintiff, and a Response to the MTTV on June 8, 2018. In response plaintiff filed a Motion to Vacate, a Response to the Application for Fees, and his own Request for Attorney’s Fees on July 5, 2018. Defendants filed a Response to the Motion to Vacate and to plaintiff’s Request for Attorney’s Fees on July 11, 2018, and the Court heard oral arguments on July 16, 2018. Plaintiff filed supplemental briefing in support of his July 5, 2018 filings on July 25, 2018, and defendants filed their response to plaintiff's supplemental briefing on July 27, 2018. On August 8, 2018 the Court issued an Order denying plaintiff's Motion to Vacate. Pursuant to the Court’s instructions, on October 5, 2018, defendants filed an Order Granting Application for Expenses. Defendants then filed a Motion for Entry of Final Judgment and a Request for Submission Date on Motion for Entry of Final Judgment on October 11, 2018, which the Court set as October 30, 2018. Plaintiff filed his Objection to Proposed Final Judgment and Objection to Proposed Order on Attorneys’ Fees on October 25, 2018, to which defendants filed a response on October 30, 2018. On November 11, 2018, the Court issued its Final Judgment: ordering Plaintiff to pay the companies $1,314,054 for reasonable and necessary fees and expenses, denying Plaintiff’s Motion to Transfer Venue, and dismissing Plaintiff’s counterclaim. Plaintiff appealed the Court’s Final Judgment to the First District Court of Appeals in Houston, TX. The court of appeals issued a panel decision on December 10, 2020 affirming the dismissal and award of attorneys’ fees and expenses to the companies. On January 22, 2021, Plaintiff filed a motion for rehearing en banc of the affirmance of the award of attorneys’ fees and expenses. That motion remains pending.

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

In the Form 10-Q for the period ended September 30, 2020, the Company reported that it experienced a data event in which an intruder accessed and exfiltrated certain data from the Company's network. As a result of this event, the Company is aware of two proposed class actions filed against the Company, Mildred Baldwin, on behalf of herself and others similarly situated vs. National Western Life Insurance Company, Missouri Circuit Court for the 18th Judicial Circuit (Pettis County) filed February 16, 2021, and Douglas Dyrssen Sr., individually and on behalf of all others similarly situated vs. National Western Life Insurance Company and National Western Life Group, Inc., United States District Court for the Eastern District of California filed March 8, 2021. The actions are seeking an undetermined amount of damages, attorneys' fees and costs, injunctive relief, declaratory and other equitable relief, and enjoinment. As the Company has been notified only recently of these lawsuits, it is in the process of analyzing the merits of these various allegations. At this time, no prediction can be made as to the likelihood or amount of any recovery against the Company. It is possible other actions may be filed against the Company due to the data event.

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

Class A Common Stock Data (per share)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2020:
High	$292.21	227.45	237.80	210.12
Low	120.55	151.05	172.75	168.85
Dividends Declared	—	—	—	0.36
2019:
High	$314.25	281.30	286.01	298.00
Low	255.00	251.50	247.25	241.81
Dividends Declared	—	—	—	0.36

There is no established public trading market for the NWLGI’s Class B common stock.

On March 12, 2020, the U.S. Securities and Exchange Commission voted to adopt amendments to the "accelerated filer" and "large accelerated filer" definitions in Rule 12b-2 under the Securities Exchange Act of 1934. The amendments increased the transition thresholds for large accelerated filers to exit the large accelerated filer status from $500 million to $560 million. The measurement is performed annually each June 30th using that day's Class A common stock closing price applied to the number of Class A commons shares considered to be publicly traded float, which is defined as the number of shares available to the public for trading in the secondary market without restriction. This excludes, among others, shares held by officers and directors. As of June 30, 2020, the Company's public float was less than $560 million and changed the Company's filing status from large accelerated filer to accelerated filer.

Equity Security Holders

The number of stockholders of record on March 15, 2021 was as follows:

Class A Common Stock	2,163
Class B Common Stock	2

Dividends

Class B common stockholders receive dividends at one-half the per share amount declared on Class A common stock. During 2020, NWLGI paid cash dividends on its Class A and Class B common stock in the amounts of $1.2 million and $36,000, respectively. During 2019, the Company also paid cash dividends on its Class A and Class B common stock in the amounts of $1.2 million and $36,000, respectively. Payment of dividends is within the discretion of the Company’s Board of Directors.

Payment of dividends by National Western Life Insurance Company ("National Western") to NWLGI, as the sole owner of National Western, are also within the discretion of National Western's Board of Directors, but are subject to prescribed limitations set by the Colorado Division of Insurance without prior approval.  The Company’s general policy is to reinvest earnings internally to finance the development of new business, provide for potential acquisitions, and to lend support to its financial strength ratings assigned by independent rating agencies. In the years ended December 31, 2020 and 2019, National Western declared and paid dividends to NWLGI in the amounts of $0.0 million and $36.0 million, respectively. The dividends paid in 2019 included the funds necessary for NWLGI to complete its acquisition of NIS. Otherwise, dividends paid by National Western to NWLGI are for funding the operations of the holding company.

Securities Authorized For Issuance Under Equity Compensation Plans

The Company currently has one equity compensation plan that was approved by security holders in 2008. This plan was assumed by NWLGI from National Western in 2015 pursuant to the terms of the holding company reorganization. The plan was amended, restated and approved by stockholders of NWLGI in June 2016 extending its term for ten years from the date of stockholder approval. There are no outstanding options at December 31, 2020 under the plan which would otherwise entitle option holders to shares. At December 31, 2020, 291,000 shares of Class A common stock remain available for future issuance under the plan.

Performance Graph

The following graph compares the change in the Company's cumulative total stockholder return on its common stock with the NASDAQ - U.S. Companies Index and the NASDAQ - Insurance Stock Index. The graph assumes that the value of the Company's Class A common stock and each index was $100 at December 31, 2015, and that all dividends were reinvested.

300
250
200
150
100
50
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
National Western Life Group Inc
NASDAQ Stock Market (US Companies)
NASDAQ Insurance Index

Issuer Purchases of Equity Securities

Effective August 22, 2008, National Western adopted and implemented a limited stock buy-back program associated with the 2008 Incentive Plan which provides Option Holders the additional alternative of selling shares acquired through the exercise of options directly back to the Company. This plan and program was assumed by NWLGI from National Western in 2015 pursuant to the terms of the holding company reorganization. The program provides Option Holders with the ability to elect to sell acquired shares back to the Company at any time within ninety (90) days after the exercise of options at the prevailing market price as of the date of notice of election. As of December 31, 2020, there are no options outstanding under the plan.

The following table sets forth the Company’s issuance and repurchase activity of its Class A common shares from Option Holders for the quarter ended December 31, 2020.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May yet Be Purchased Under the Plans or Programs

October 1, 2020 through October 31, 2020	—	$—	N/A	N/A
November 1, 2020 through November 30, 2020	—	$—	N/A	N/A
December 1, 2020 through December 31, 2020	—	$—	N/A	N/A

Total	—	$—	N/A	N/A

Purchased shares are reported in the Company's Consolidated Financial Statements as authorized and unissued.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following five-year financial summary includes comparative amounts derived from the audited Consolidated Financial Statements.

	Years Ended December 31,
	2020	2019	2018	2017	2016
	(In thousands except per share amounts)
Earnings Information:
Revenues:
Universal life and annuity contract charges	$145,405	149,721	155,205	159,968	163,447
Traditional life premiums	92,542	90,248	18,291	18,962	19,276
Net investment income	417,202	555,492	349,077	659,685	467,674
Other revenues	18,522	17,486	20,603	21,070	18,901
Net realized investment gains (losses)	21,071	6,241	8,423	14,763	13,070

Total revenues	694,742	819,188	551,599	874,448	682,368

Benefits and expenses:
Life and other policy benefits	131,337	137,342	65,297	71,485	65,529
Amortization of deferred policy acquisition costs and value of business acquired	140,503	116,802	114,771	114,387	121,139
Universal life and annuity contract interest	206,250	295,330	136,055	437,019	248,390
Other operating expenses	104,584	104,558	93,969	107,002	94,448

Total benefits and expenses	582,674	654,032	410,092	729,893	529,506

Earnings before Federal income taxes	112,068	165,156	141,507	144,555	152,862
Federal income taxes	19,756	33,540	24,749	34,134	51,970

Net earnings	$92,312	131,616	116,758	110,421	100,892

Basic Earnings Per Share:
Class A	$26.11	37.22	33.02	31.23	28.53
Class B	$13.05	18.61	16.51	15.61	14.27

Diluted Earnings Per Share:
Class A	$26.11	37.22	33.02	31.23	28.53
Class B	$13.05	18.61	16.51	15.61	14.27

Balance Sheet Information:
Total assets	$14,648,270	12,553,447	11,931,691	12,225,094	11,894,981

Total liabilities	$12,108,520	10,437,017	10,030,914	10,392,920	10,173,153

Stockholders’ equity	$2,539,750	2,116,430	1,900,777	1,832,174	1,721,828

Book value per common share	$698.50	582.07	522.76	503.88	473.53

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

Management’s discussion and analysis of the financial condition and results of operations (“MD&A”) of National Western Life Group, Inc. ("NWLGI") for the three years ended December 31, 2020 follows. Where appropriate, discussion specific to the insurance operations of National Western Life Insurance Company is denoted by "National Western" or "NWLIC". This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and related notes beginning on page 96 of this report.

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

Overview

National Western has historically provided life insurance products on a global basis for the savings and protection needs of policyholders and issued annuity contracts for the asset accumulation and retirement needs of contract holders, both domestic and international residents. As disclosed in the Company's 2018 filings, the Company discontinued accepting applications for its international life insurance products from all foreign residents in other countries in the second quarter of 2018.

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

The Company monitors these factors continually as key business indicators. The discussion that follows in this Item 7 includes these indicators and presents information useful to an overall understanding of the Company’s business performance in 2020, incorporating required disclosures in accordance with the rules and regulations of the Securities Exchange Commission ("SEC").

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
The COVID-19 pandemic not only affected how businesses conducted operations but also introduced a great deal of uncertainty to the life insurance industry. A relevant consideration for the industry was how might the morbidity exposure of COVID-19 translate into a higher death claim incidence. The Company (National Western and Ozark National) incurred approximately $8.0 million in net death claims for which COVID-19 was identified as the cause of death which did not result in total death claims significantly higher than historical experience. The more significant consequence of the pandemic was the impact on asset valuations. Invested assets declined in value due to downgrades in credit market securities resulting in impairment-related losses or sizable additions being made to the allowance for current credit losses in financial statements. Consequently, there has been balance sheet asset deterioration, charges to capital, and lower reported earnings.

In recent years, in an attempt to acquire additional investment yield in the low rate environment, life insurers substantially increased allocations to BBB- rated bonds. In a recession, many of these investment grade corporate credits are at risk for downgrades, as well as the potential to default. Risk-based capital (RBC) formulas assess higher required capital charges as investment quality declines. A meaningful shift of BBB- rated debt securities to non-investment grade categories could have significant implications in terms of required capital levels which would depress RBC ratios of impacted insurers. Life insurance companies also have a large exposure to real estate in its investment portfolios through commercial mortgage, direct real estate investment, alternative investment funds, and mortgage-backed securities. These investments are highly dependent upon occupancy and payment of rent and lease obligations. The quarantine and shelter-at-home lockdown affect the ability to meet these payment obligations.

Life insurance revenues are driven more by renewal premiums than sales. Most state insurance departments have issued directives instructing insurers to allow premium payments to fall into arrears. New life insurance sales face the challenge of having to forego face-to-face consultation with agents and distributors. In addition, full medical underwriting, which is a cornerstone of evaluating risk when an insurer makes the decision to offer coverage and at what level of coverage, will likely be unavailable or difficult to complete as a medical test for life insurance applications will not be considered as "essential" in a pandemic environment.

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

Impairment of Investment Securities.  The Company’s accounting policy requires that a decline in the value of a security below its amortized cost basis be evaluated to determine if the decline is a result of credit loss. The primary factors considered in evaluating whether a decline in value for fixed income and equity securities without readily determinable fair values is a result of credit loss are: (a) the length of time and the extent to which the fair value has been less than cost, (b) the reasons for the decline in value (credit event, interest rate related, credit spread widening), (c) the overall financial condition as well as the near-term prospects of the issuer, (d) whether the debtor is current on contractually obligated principal and interest payments, and (e) that the Company does not intend or be required to sell the investment prior to recovery.  In addition, certain securitized financial assets with contractual cash flows are evaluated periodically by the Company to update the estimated cash flows over the life of the security.  If the Company determines that the fair value of the securitized financial asset is less than its carrying amount and there has been a decrease in the present value of the estimated cash flows since the previous purchase or prior impairment, then a credit loss charge is recognized. The Company would recognize impairment of securities due to changing interest rates or market dislocations only if the Company intended to sell the securities prior to recovery.  When a security is deemed to be impaired, a charge is recorded equal to the difference between the fair value and amortized cost basis of the security.  In compliance with GAAP guidance the estimated credit loss is recorded as an allowance with changes in the allowance recorded to Net investment income in the Consolidated Statements of Earnings.

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

DPAC is also subject to periodic recoverability and loss recognition testing.  These tests ensure that the present value of future contract-related cash flows will support the capitalized DPAC balance to be amortized in the future.  The present value of these cash flows, less the benefit reserve, is compared with the unamortized DPAC balance and if the DPAC balance is greater, the deficiency is charged to expense as a component of amortization and the asset balance is reduced to the recoverable amount. For more information about accounting for DPAC see Note (1), Summary of Significant Accounting Policies, in the accompanying Notes to Consolidated Financial Statements in this report.

Deferred Sales Inducements ("DSI").  Costs related to sales inducements offered on sales to new customers, principally on investment type contracts and primarily in the form of additional credits to the customer’s account value or enhancements to interest credited for a specified period, which are beyond amounts currently being credited to existing contracts, are deferred and recorded as other assets.  All other sales inducements are expensed as incurred and included in interest credited to contract holders’ funds.  Deferred sales inducements are amortized to income using the same methodology and assumptions as DPAC, and are included in interest credited to contract holders’ funds.  Deferred sales inducements are also periodically reviewed for recoverability.  For more information about accounting for deferred sales inducements see Note (1), Summary of Significant Accounting Policies, in the accompanying Notes to Consolidated Financial Statements in this report.

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

Future Policy Benefits.  Because of the long-term nature of insurance contracts, the Company is liable for policy benefit payments many years into the future. The liability for future policy benefits represents estimates of the present value of the Company’s expected benefit payments, net of the related present value of future net premium collections.  For traditional life insurance contracts, this is determined by standard actuarial procedures, using assumptions as to mortality (life expectancy), morbidity (health expectancy), persistency, and interest rates, which are based on the Company’s experience with similar products. The assumptions used are those considered to be appropriate at the time the policies are issued. An additional provision is made on most products to allow for possible adverse deviation from the assumptions assumed.  For universal life and annuity products, the Company’s liability is the amount of the contract’s account balance. Account balances are also subject to minimum liability calculations as a result of minimum guaranteed interest rates in the policies. While management and Company actuaries have used their best judgment in determining the assumptions and in calculating the liability for future policy benefits, there is no assurance that the estimate of the liabilities reflected in the financial statements represents the Company’s ultimate obligation. In addition, significantly different assumptions could result in materially different reported amounts.  A discussion of the assumptions used to calculate the liability for future policy benefits is reported in Note (1), Summary of Significant Accounting Policies, in the accompanying Notes to Consolidated Financial Statements in this report.

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

Investment activities of the Company are integral to its insurance operations. Since life insurance benefits may not be paid until many years into the future, the accumulation of cash flows from premium receipts are invested with income reported as revenue when earned. Anticipated yields on investments are reflected in premium rates, contract liabilities, and other product contract features.  These anticipated yields are implied in the interest required on the Company’s net insurance liabilities (future policy benefits less deferred acquisition costs) and contractual interest obligations in its insurance and annuity products.  The Company benefits to the extent actual net investment income exceeds the required interest on net insurance liabilities and manages the rates it credits on its products to maintain the targeted excess or “spread” of investment earnings over interest credited. The Company will continue to be required to provide for future contractual obligations in the event of a decline in investment yield. For more information concerning revenue recognition, investment accounting, and interest sensitivity, please refer to Note (1), Summary of Significant Accounting Policies, and Note (3), Investments, in the accompanying Notes to Consolidated Financial Statements in this report, and the discussions under Investments in Item 7 of this report.

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

Other significant accounting policies, although not involving the same level of measurement uncertainties as those discussed above, but nonetheless important to an understanding of the financial statements, are described in Note (1), Summary of Significant Accounting Policies, in the accompanying Notes to Consolidated Financial Statements in this report.

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

Consolidated Operations

Revenues.  The following details Company revenues:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)

Universal life and annuity contract charges	$145,405	149,721	155,205
Traditional life premiums	92,542	90,248	18,291
Net investment income (excluding derivatives)	402,448	432,285	429,081
Other revenues	18,522	17,486	20,603
Derivative gain (loss)	14,754	123,207	(80,004)
Net realized investment gains (losses)	21,071	6,241	8,423

Total revenues	$694,742	819,188	551,599

Universal life and annuity contract revenues - Revenues for universal life and annuity contract charges decreased in 2020 compared to 2019 due to lower surrender charge revenue from terminated policies and lower cost of insurance and administrative charges. Revenues for universal life and annuity products consist of policy charges for the cost of insurance, administration charges, and surrender charges assessed against policyholder account balances, less reinsurance premiums as depicted in the following table.

	Years Ended December 31,
Contract Charges:	2020	2019	2018
	(In thousands)

Cost of insurance and administrative charges	$124,821	126,049	129,591
Surrender charges	26,623	33,079	37,138
Other charges	11,430	8,171	6,040
Gross contract revenues	162,874	167,299	172,769

Reinsurance premiums	(17,469)	(17,578)	(17,564)

Net contract charges	$145,405	149,721	155,205

Cost of insurance charges were $98.9 million in 2020 compared to $102.0 million in 2019 and $105.9 million in 2018. Cost of insurance charges typically trend with the size of the universal life insurance block in force and the amount of new business issued during the period. The volume of universal life insurance in force during 2020 decreased to $13.5 billion from $14.4 billion at year-end 2019 and $15.6 billion at year-end 2018. Administrative charges were $25.9 million, $24.1 million, and $23.7 million for the years ended December 31, 2020, 2019 and 2018, respectively, and correlate with new universal life insurance business sales by the number of policies placed, the amount of premiums received and the volume of insurance issued. While National Western's decision in the second quarter of 2018 to cease accepting international policy applications from residents of other countries significantly decreased the level of universal life insurance sales, the Company's increasing domestic life sales have served to offset a substantial portion of this decline.

Surrender charges assessed against policyholder account balances upon withdrawal were $26.6 million in 2020 compared to $33.1 million in 2019 and $37.1 million in 2018. The Company earns surrender charge income that is assessed upon policy terminations, however, the Company’s overall profitability is enhanced when policies remain in force and additional contract revenues are realized and the Company continues to make an interest rate spread equivalent to the difference it earns on its investment and the amounts that it credits to policyholders. While policy lapse rates in 2020 for the domestic life insurance and international life insurance segments were somewhat lower than those experienced in 2019, the annuities segment exhibited a higher lapse rate due to liquidity demands prompted by the pandemic crisis. Surrender charge income recognized is also dependent upon the duration of policies at the time of surrender (i.e. later duration policy surrenders have lower surrender charges assessed and earlier policy surrenders have a higher surrender charge assessed). The declining trend in assessed surrender charges is indicative of policy surrenders later in the surrender charge period.

Other charges include the net amortization into income of the premium load on single premium life insurance products which is deferred at the inception of the policy. As these products have become a substantial portion of the Company's new business the amortization of accumulated deferrals has surpassed current premium loads being deferred. As part of the Company's annual unlocking analysis, a prospective unlocking of the unearned revenue reserve was done for each year shown. The effect of the unlocking was an increase in other charges revenue of $5.9 million, $0.5 million, and $0.5 million in the years ended December 31, 2020, 2019, and 2018, respectively.

Traditional life premiums - Traditional life premiums in 2019 include the activity of Ozark National subsequent to their acquisition on January 31, 2019. Ozark National's principal product is a non-participating whole life insurance policy with premiums remitted primarily on a monthly basis. The product is sold in tandem with a mutual fund investment product offered through its broker-dealer affiliate, NIS. Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period. A sizable portion of National Western's traditional life business resided in the International Life insurance segment which ceased accepting new applications in 2018. However, National Western’s overall life insurance sales focus has historically been primarily centered around universal life products. The addition of Ozark National's business of repetitive paying permanent life insurance adds an important complement to National Western's life insurance sales. Included in the amounts for the years ended December 31, 2020 and 2019 is $74.8 million and $69.0 million, respectively, of life insurance renewal premium from Ozark National. Universal life products, especially National Western’s equity indexed universal life products, which offer the opportunity for consumers to acquire life insurance protection and receive credited interest linked in part to an outside market index, have been the more popular product offerings in the Company’s markets.

Net investment income (with and without derivatives) - A detail of net investment income is provided below.

	Years Ended December 31,
	2020	2019	2018
	(In thousands)

Gross investment income:
Debt and equities	$373,479	403,372	399,645
Mortgage loans	13,162	12,595	12,066
Policy loans	3,361	3,539	3,185
Short-term investments	2,160	2,974	2,249
Other invested assets	12,698	13,057	13,289

Total investment income	404,860	435,537	430,434
Less: investment expenses	2,412	3,252	1,353

Net investment income (excluding derivatives)	402,448	432,285	429,081

Derivative gain (loss)	14,754	123,207	(80,004)

Net investment income	$417,202	555,492	349,077

Debt and equity securities generated approximately 92% of total investment income, excluding derivative gains and losses, in 2020 compared to 93% in 2019. The Company’s strategy is to invest substantially all of its cash flows in fixed debt securities within its guidelines for credit quality, duration, and diversification. The higher level of investment income from debt and equity securities in 2019 versus 2018 reflects the addition of Ozark National. National Western's debt and equity securities investment income continues to experience higher yielding debt securities maturing or being called by borrowers and being replaced with lower yielding securities in the current interest rate environment. In addition, the excess of annuity outflows over inflows has caused the debt security portfolio to contract. With the acquisition of Ozark National and NIS in the first quarter of 2019, a substantial portion of National Western's investable cash resources were applied toward the purchase of the two companies and then subsequently to pay back line of credit borrowings of $75 million used to fund a part of the acquisition price.

The Company's investable funds are derived from incremental cash flow from new business and investment income from its portfolio above its operational requirements to pay policy benefits, commissions, and expenses. The debt securities portfolio increased from $10.2 billion at December 31, 2018 to $10.5 billion at December 31, 2019, reflecting the addition of Ozark National's $722.9 million debt security portfolio. The debt securities portfolio increased back to $10.8 billion at December 31, 2020, however the increase in balance was the result of recording certain holdings at fair value instead of amortized cost as had been done previously. Investment yields on new bond purchases in 2020 were less than the portfolio's weighted average yield after exceeding the portfolio yield in 2018 and 2019. The portfolio weighted average yield was approximately 3.68% at December 31, 2020, while the yield on debt security purchases to fund insurance operations was 3.33%, 4.06%, and 4.20% in 2020, 2019, and 2018, respectively. Ozark National's weighted average portfolio yield at December 31, 2020 was 3.66%. Although the yield on new purchases in 2018 and 2019 exceeded the portfolio weighted average yield, bond portfolio yields have continued to be impacted by higher yielding debt securities maturing or being called by borrowers with the proceeds being reinvested into lower yielding securities.

Effective January 1, 2018, new accounting guidance required changes in fair values of equity securities to be included in the Consolidated Statements of Earnings rather than as a component of Accumulated Other Comprehensive Income in Stockholders' Equity. For the years ended December 31, 2020, 2019, and 2018 an unrealized gain(loss) of $(1.0) million, $3.5 million, and ($1.8) million, respectively, has been included in net investment income reflecting the change in fair value of equity securities during the periods. The carrying value of the Company’s portfolio of equity securities was $17.7 million at December 31, 2020.

Prior to 2020, the Company’s new mortgage loan activity had been impacted by the low level of rates and the highly competitive underwriting of commercial properties. The pandemic COVID-19 crisis further slowed down the underwriting of new loan applications early in 2020 until clarity regarding the impacts of closing down the economy upon commercial real estate became discernible. Eventually the volume of new mortgage loan originations during the latter half of 2020 approached the pace of that in 2019. The Company originated new mortgage loans in the amount of $80.2 million in 2020 as compared to $121.4 in 2019. Mortgage loan investment income also benefits from incremental contributions from loan prepayment fees and profit participation receipts.

Policy loan and other invested asset balances outstanding have remained relatively stable over the past few years. During the latter part of 2020, National Western, in order to obtain incremental investment yield, expanded its invested asset vehicles to include alternative investments. These assets are typically syndicated, targeted capital pools with specific investment objectives managed by investment firms having specific expertise in designated asset opportunities. At December 31, 2020, the Company held $28.9 million in this investment category.

The Company adopted new accounting guidance pertaining to current expected credit losses on financial instruments ("CECL") in 2020. The adoption as of January 1, 2020 was reported as a change in accounting with initial balances recorded and charged to retained earnings. Remeasurement of the CECL allowance during 2020 resulted in a decrease in the allowance of $2.0 million for the year ended December 31, 2020 which is netted in gross investment income.

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

	Years Ended December 31,
	2020	2019	2018
	(In thousands except percentages)

Excluding derivatives:
Net investment income	$402,448	432,285	429,081
Average invested assets, at amortized cost	$10,994,033	10,881,052	10,758,315
Annual yield on average invested assets	3.66%	3.97%	3.99%

Including derivatives:
Net investment income	$417,202	555,492	349,077
Average invested assets, at amortized cost	$11,139,238	10,967,188	10,863,022
Annual yield on average invested assets	3.75%	5.07%	3.21%

The decline in average invested asset yield, excluding derivatives, from 2018 to 2019 and to 2020 is due to the Company continuing to obtain low yields on newly invested cash inflows as higher yielding assets mature or are called. The pattern in average invested asset yield, including derivatives, incorporates increases and decreases in the fair value of index options purchased by National Western to support its fixed-index products. Fair values of the purchased call options recorded net gains in 2020 and 2019 while recording a loss in 2018 corresponding to the movement in the S&P 500 Index® during these periods (the primary index the fixed-index products employ). Refer to the derivatives discussion following this section for a more detailed explanation.

Other revenues - Other revenues pertain to NIS, the broker-dealer affiliate of Ozark National; the operations of Braker P III ("BP III"), a new subsidiary created at the end of 2016 to own and manage a commercial office building BP III acquired; and the Company’s previously owned two nursing home operations in Reno, Nevada and San Marcos, Texas.

NIS revenues were $9.9 million and $8.2 million for the years ended December 31, 2020 and 2019, respectively. NIS revenues in 2019 were for the period subsequent to its acquisition effective January 31, 2019.

Revenues associated with BP III were $4.7 million, $3.9 million and $3.2 million in December 31, 2020, 2019, and 2018, respectively, reflecting additional tenant leases subsequently executed. The facility is currently fully leased.
The Company closed on the sale of its Reno nursing home operations effective February 1, 2019 and on the sale of its San Marcos nursing home operations effective May 1, 2019. Revenues associated with these operations were $(0.6) million, $4.3 million and $17.2 million in 2020, 2019 and 2018, respectively. Operating revenues for each nursing home entity were included in 2019 through their respective dates of sale. In addition, net gains from the sale of personal property and equipment at the Reno facility of $1.4 million are included in 2019 revenues.

The Company's acquisition of Ozark National (by National Western) included a contingent payment provision that was dependent upon the subsequent persistency of Ozark National's in force block of business that was acquired. The Company had been progressively accruing for this potential obligation in its financial statements. During 2020, the Company executed an agreement with the seller under which both parties agreed that the Company had fulfilled its payment obligation under the Stock Purchase Agreement executed October 3, 2018. Consequently, the Company reversed the contingent payment amounts previously accrued and recognized as Other revenues $4.1 million in the year ended December 31, 2020.

Other revenues also include semi-annual distributions from the life interest in the Libbie Shearn Moody Trust. Revenues recognized from these distributions were $5.3 million, $6.7 million, and $7.5 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Derivative gain (loss) - Index options are derivative financial instruments used to hedge the equity return component of National Western’s fixed-index products. Derivative gain or loss includes the amounts realized from the sale or expiration of the options. Since the index options do not meet the requirements for hedge accounting under GAAP, they are marked to fair value on each reporting date and the resulting unrealized gain or loss is reflected as a component of net investment income. As the options hedging the notional amount of policyholder contract obligations are purchased as close as possible to like amounts, the amount of the options returns tend to correlate closely with indexed interest credited.

Gains and losses from index options are substantially due to changes in equity market conditions. Index options are intended to act as hedges to match the returns on the product’s underlying reference index and the rise or decline in the index relative to the index level at the time of the option purchase which causes option values to likewise rise or decline. As income from index options fluctuates with the underlying index, the contract interest expense to policyholder accounts for the Company’s fixed-index products also fluctuates in a similar manner and direction. The Company recorded derivative gain (loss) and contract interest amounts as shown below.

	Years Ended December 31,
	2020	2019	2018
	(In thousands)

Derivatives:
Unrealized gain (loss)	$(9,740)	152,993	(191,654)
Realized gain (loss)	24,494	(29,786)	111,650

Total gain (loss) included in net investment income	$14,754	123,207	(80,004)

Total contract interest	$206,250	295,330	136,055

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

The financial statement investment spread, the difference between investment income and interest credited to contract holders, is subject to variations from option performance during any given period. For example, many of the Company's equity-index annuity products provide for the collection of asset management fees. These asset management fees are assessed when returns on expiring options are positive, and they are collected prior to passing any additional returns above the assessed management fees to the policy contractholders. During periods of positive returns, the collected asset management fees serve to increase the financial statement spread by increasing option realized gains reported as investment income in an amount greater than interest credited to policy contractholders which is reported as contract interest expense. Asset management fees collected in 2020, 2019, and 2018 were $30.7 million, $15.9 million, and $24.3 million, respectively.

Net realized investment gains (losses) - Realized gains (losses) on investments generally include proceeds from bond calls, sales and impairment write-downs, as well as gains and losses on the sale of real estate property. Net gains reported in 2020 consisted of gross gains of $21.1 million which were mostly from bond calls, offset by gross losses of $0.0 million. Included the year ended December 31, 2019 gross gains is $5.7 million from the sale of land and building associated with the nursing home in Reno, Nevada and a $3.2 million gain on the sale of the Company's former Austin, Texas home office facility. Included in 2019 gross losses is a $2.0 million loss on the sale of the building pertaining to the San Marcos, Texas nursing home and an other-than-temporary impairment on a single debt security credit in the amount $7.8 million. Included in the gross gains in 2018 is $1.8 million from the sale of two buildings adjacent to the former home office property located in Austin, Texas which housed portions of National Western's operations.

Prior to January 1, 2020 and the adoption of the new accounting guidance on current expected credit losses, the Company recorded impairment write-downs when a decline in value was considered to be other-than-temporary and full recovery of the investment is not expected. Impairments due to credit factors were recorded in the Company’s Consolidated Statements of Earnings while non-credit (liquidity) impairment losses were included in the Consolidated Statements of Comprehensive Income (Loss). Under the new accounting guidance, credit loss allowances for available-for-sale debt securities are recorded following the same process previously applied for impairment accounting. Credit loss allowances are recorded through net investment income in the Consolidated Statement of Earnings. Impairment or valuation write-downs recorded prior to January 1, 2020 were completed under accounting guidance prior to adoption of the accounting standard update 2016-13, Financial Instruments-Credit Losses and totaled $7.8 million and $0.0 million in the years ended December 31, 2019 and 2018, respectively.

Benefits and Expenses. The following details benefits and expenses.

	Years Ended December 31,
	2020	2019	2018
	(In thousands)

Life and other policy benefits	$131,337	137,342	65,297
Amortization of deferred policy acquisition costs and value of business acquired	140,503	116,802	114,771
Universal life and annuity contract interest	206,250	295,330	136,055
Other operating expenses	104,584	104,558	93,969

Totals	$582,674	654,032	410,092

Life and other policy benefits - Life and other policy benefits include death claims of $72.5 million, $65.8 million and $44.9 million for 2020, 2019 and 2018, respectively. Included in the amounts for the years ended December 31, 2020 and 2019, are $37.0 million and $29.3 million in death claims pertaining to Ozark National. Death claim amounts are subject to variation from period to period. Death claims in 2020 include net benefit amounts (after reinsurance) pertaining to death from COVID-19 of $5.1 million for National Western and $2.8 million for Ozark National. In 2020, the number of National Western life insurance claims increased 12% from 2019 and the average dollar amount per net claim declined 10% to $43,600. National Western’s mortality experience has generally been consistent with or better than its product pricing assumptions. The average net claim for Ozark National during 2020 declined to $14,800 from the 2019 period amount of $15,300. The average face amount of insurance in force for Ozark National was $33,700 at December 31, 2020. Mortality exposure is managed through reinsurance treaties under which the Company's retained maximum net amount at risk on any one life is capped at $500,000. Ozark National's retained maximum net amount at risk is capped at $200,000 under its reinsurance treaties with limited exceptions related to the conversion of child protection and guaranteed insurability riders.

Life and other policy benefits also includes policy liabilities held associated with the Company's traditional life products, including riders such as the guaranteed minimum withdrawal benefit rider ("WBR"), a popular rider to National Western's equity-indexed annuity products. The increases in these liabilities for National Western were $10.7 million, $24.4 million, and $7.3 million in 2020, 2019, and 2018, respectively. In each of these years, National Western unlocked its policy benefit reserves associated with the WBR which resulted in an increase(decrease) to the policy benefit liability of $(11.9) million, $0.7 million, and ($15.7) million in 2020, 2019, and 2018, respectively. The 2020 adjustment included an unlocking amount pertaining to mortality experience on payout annuities with life contingencies.

Life and other policy benefits in the years ended December 31, 2020 and 2019 includes changes in traditional life reserves and miscellaneous benefit payments associated with Ozark National's operations of $30.7 million and $30.5 million, respectively, reflecting normal business conditions. The amounts for 2019 reflect activity subsequent to the acquisition date of January 31, 2019.

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

The following table identifies the effects of unlocking adjustments on DPAC balances recorded through amortization expense separate from recurring amortization expense components for 2020, 2019 and 2018.

	Years Ended December 31,
Amortization of DPAC	2020	2019	2018
	(In thousands)

Unlocking adjustments	$22,358	(8,643)	(950)
Other amortization components	107,917	117,748	115,721

Totals	$130,275	109,105	114,771

The amortization amounts for the years ended December 31, 2020 and 2019 were comprised of DPAC amortization by National Western of $129.7 million and $108.4 million and by Ozark National of $0.6 million and $0.7 million. Ozark National's deferred policy acquisition cost balance was initiated February 1, 2019 following its acquisition by National Western.

In 2020, the Company unlocked its DPAC balances for: (1) mortality rates, lapse rates, portfolio yield rates and spreads, which collectively decreased DPAC balances (and increased amortization expense) on its Life segment by $7.4 million; and (2) surrender rates, annuitization rates, portfolio yield rates and spreads, mortality experience on payout annuities, and utilization of the Company's withdrawal benefit rider which collectively decreased DPAC balances (and increased amortization expense) on its Annuity segment by $15.0 million.

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

As the DPAC balance is an asset on the Company's Consolidated Balance Sheets, GAAP provides for an earned interest return on the unamortized balance each period. The earned interest serves to increase the DPAC balance and reduce other amortization component expense. The rate at which the DPAC balance earns interest is the average credited interest rate on universal life and annuity policies in force, including credited interest on equity-indexed policies. The amount of earned interest on DPAC balances recorded was $17.2 million, $12.0 million, and $29.1 million in 2020, 2019, and 2018, respectively, decreasing other amortization component expense. The reduced interest amount in 2019 reflects lower realized returns on equity-index products.

As part of the purchase accounting required with the acquisition of Ozark National effective January 31, 2019, the Company recorded an intangible asset of $145.8 million referred to as the value of business acquired ("VOBA"). VOBA represents the difference between the acquired assets and liabilities of Ozark National measured in accordance with the Company's accounting policies and the fair value of these same assets and liabilities. During the year ended December 31, 2020, the cash value of certain acquired reserves was increased which resulted in a commensurate $35.1 million increase in both the traditional life reserve liability and the related VOBA balance reported on the Consolidated Balance Sheets. The VOBA balance sheet amount is amortized following a methodology similar to that used for amortizing deferred policy acquisition costs. In the years ended December 31, 2020 and 2019, the Company's VOBA amortization was $10.2 million and $7.7 million, respectively.

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

National Western's approximated average credited rates, excluding and including equity-indexed products, were as follows:

	December 31,			December 31,
	2020	2019	2018	2020	2019	2018
	(Excluding fixed-index products)			(Including fixed-index products)

Annuity	1.92%	1.94%	2.07%	2.14%	2.23%	1.13%
Interest sensitive life	3.37%	3.37%	3.37%	2.88%	6.94%	2.61%

Contract interest reported in financial statements also encompasses the performance of the index options associated with the Company's fixed-index products. As previously noted, the market value changes of these derivative features resulted in net realized and unrealized gains/(losses) in 2020, 2019, and 2018 of $14.8 million, $123.2 million, and $(80.0) million, respectively. In 2020, this figure was comprised of unrealized losses totaling $(9.7) million offset by realized gains of $24.5 million. In 2019, the amount consisted of unrealized gains of $153.0 million offset by realized losses of $(29.8) million. These returns similarly increased/(decreased) the computed average credited rates for the periods shown above. Policyholders of equity-indexed products cannot receive an interest credit below 0% according to the policy contract terms.

Contract Interest Expense	December 31,
	2020	2019	2018

Reserve changes	$18,748	26,893	22,764
Unlocking adjustments	17,180	10,274	12,904
Asset management fees collected	(30,675)	(15,856)	(24,266)
Projected asset management fees	34,426	(33,600)	17,650
Other embedded derivative components	(5,188)	6,389	(2,214)

Totals	$34,491	(5,900)	26,838

Contract interest expense includes reserve changes for immediate annuities, two tier annuities, excess death benefit reserves, excess annuitizations, and amortization of deferred sales inducement balances. These items are offset by policy charges assessed for policies having the withdrawal benefit rider (WBR). As changes in these items collectively impact contract interest expense, financial statement interest spread is also affected. Netted against reserve changes in the years ended December 31, 2020, 2019, and 2018 are WBR assessed policy charges of $24.8 million, $23.8 million, and $23.7 million, respectively.

Generally, the impact of the market value change of index options on asset values aligns closely with the movement of the embedded derivative liability held for the Company's fixed-index products such that the net effect upon pretax earnings is negligible (i.e. net realized and unrealized gains/(losses) included in net investment income approximate the change in contract interest associated with the corresponding embedded derivative liability change). However, other aspects of the embedded derivatives can cause deviations to occur between the change in index option asset values included in net investment income and the change in the embedded derivative liability included in contract interest. As noted in the discussion of net investment income, the collection of asset management fees in a period can cause investment income to increase marginally higher than contract interest expense since these collected fees are deducted from indexed interest credited to policyholders. The asset management fees collected as shown above reflect the level of realized option gains incurred during these periods.

Accounting rules require the embedded derivative liability to include a projection of asset management fees estimated to be collected in the succeeding fiscal year due to the Company's historical practice of purchasing options priced to incorporate an expected probability of collecting asset management fees (referred to as "at the money hedging"). This projection for the embedded derivative liability is based upon the most recent performance of the reference equity index. Increases in projected asset management fees to be collected reduce contract interest expense while decreases in projected asset management fees to be collected increase contract interest expense. During the years ended December 31, 2020, 2019, and 2018, contract interest was increased/(decreased) by $34.4 million, $(33.6) million, and $17.6 million, respectively, for the projected change in asset management fees to be collected. During 2020, the Company changed its embedded derivative hedging process to incorporate "out of the money" hedging which reduces option costs and eliminates probability projections of collected asset management fees going forward. As the current inventory of annual hedges under the prior method continue to roll over during 2021, the embedded derivative liability component for projected asset management fees to be collected will be phased out. Refer to Note (3) Derivative Investments in the accompanying Notes to Consolidated Financial Statements in this report for further information.

Other embedded derivative components include changes pertaining to other modeling differences, changes in future interest adjustments, and the change in the host contract component of the embedded derivative products. In the first quarter of 2020, the Company incurred an additional charge to contract interest of $12.1 million pertaining to an assumption regarding the embedded derivative option budget which was made several years ago when the Company's investment portfolio yield was higher. The combination of the embedded derivative option budget being out of date relative to the Company's current investment portfolio yield and the historically low interest rate levels introduced an embedded derivative floor which prevented the Company's contract interest expense from declining in tandem with the option value decreases recorded in net investment income. The Company subsequently unlocked for this out of date embedded derivative option budget assumption to reflect the Company's current investment portfolio yield. The effect of the unlocking was to remove the embedded derivative floor and reverse the contract interest charge recorded in the first quarter of 2020 so that there was no effect for this occurrence for the year ended December 31, 2020.

Another contract interest expense component is the amortization of deferred sales inducements. Similar to deferred policy acquisition costs, the Company defers sales inducements in the form of first year credited interest bonuses on annuity products that are directly related to the production of new business. These bonus interest charges are deferred and amortized using the same methodology and assumptions used to amortize other capitalized acquisition costs and the amortization is included in contract interest. In addition, deferred sales inducement balances ("DSI") are also reviewed periodically to ascertain whether actual experience has deviated significantly from that assumed (unlock) and are adjusted to reflect current policy lapse or termination rates, expense levels and credited rates on policies compared to anticipated experience (true-up). These adjustments, plus or minus, are included in contract interest expense. As part of the DPAC balance unlockings for the Annuity segment previously discussed for 2020, 2019, and 2018, the Company also unlocked its DSI balance. The effect of these prospective unlockings was to increase/(decrease) the DSI balance by $(4.4) million, $(0.6) million, and $1.3 million, respectively. These amounts are included in the previous table in the Unlocking adjustments line.

Other operating expenses - Other operating expenses consist of general administrative expenses, licenses and fees, commissions not subject to deferral, nursing home expenses, real estate expenses, brokerage expenses, and compensation costs. These are summarized in the table that follows.

	Years Ended December 31,
	2020	2019	2018
	(In thousands)

General insurance expenses	$42,586	38,860	29,028
Nursing home expenses	102	3,493	15,935
Compensation expenses	30,372	31,956	27,340
Commission expenses	11,159	10,502	8,816
Real estate expenses	5,598	5,236	5,125
Brokerage expenses (NIS)	5,085	4,372	—
Taxes, licenses and fees	9,682	10,139	7,725

Totals	$104,584	104,558	93,969

General insurance expenses include software amortization of previously capitalized information technology expenditures including National Western's proprietary policy administration system which was phased into production over the past several years. Software costs, including amortization expense, for 2020, 2019, and 2018 were $12.6 million, $12.7 million, and $11.3 million, respectively. This category of expenses also includes employee benefit plan expenses for the various health and retirement plans the Company sponsors. Related expenses for these items were $13.0 million, $8.1 million, and $6.6 million in 2020, 2019, and 2018, respectively. The increasing trend reflects actuarial expenses of an unfunded non-qualified defined benefit plan. Refer to Note (14) Pension and Other Postretirement Plans in the accompanying Notes to Consolidated Financial Statements in this report for a discussion of financial statement expenses of the Company's defined benefit pension plans. General insurance expenses also include payments and provisions made relating to potential or contingent legal liabilities and legal fees. Expenses in this category were $2.8 million, $3.8 million, and $1.4 million in 2020, 2019, and 2018, respectively. The 2018 amount reflects settlement of an annuity contract matter in Puerto Rico and the release of the excess provision of $1.9 million previously recorded. General insurance expenses for the year ended December 31, 2019 include a $3.3 million broker fee paid in connection with the acquisition of Ozark National and NIS which closed early in 2019. GAAP precludes this fee from being part of the purchase price for acquiring these businesses. General insurance expenses in the years ended December 31, 2020 and 2019 include Ozark National expenses in the amount of $4.4 million and $4.2 million, respectively.
Nursing home expenses reflect the operations of the Company's two facilities which were sold during 2019. The Reno, Nevada nursing home was sold effective February 1, 2019, while the San Marcos, Texas nursing home sale closed effective May 1, 2019. Expenses shown for 2019 reflect operations up to the date of sale for each facility. The Company must maintain the legal entities for a specified time period subsequent to each sale and incur various record safekeeping and other administrative expenses in the interim.

Compensation expenses include share-based compensation costs related to outstanding vested and nonvested stock appreciation rights ("SARs"), restricted stock units ("RSUs"), and performance share units ("PSUs"). The related share-based compensation costs move in tandem not only with the number of awards outstanding but also with the movement in the market price of the Company's Class A common stock as a result of marking the SARs, RSUs, and PSUs to fair value under the liability method of accounting. Consequently, the related expense amount varies positive or negative in any given period. In the amounts shown above, share-based compensation expense totaled $(2.2) million in 2020, $2.4 million in 2019 and $1.4 million in 2018. The negative expense level in 2020 reflects a change in the Company's Class A common share price to $206.44 at December 31, 2020 from $290.88 at December 31, 2019. In addition to the changes in price of the Company's Class A common shares, there were 40,990, 20,380, and 12,590 SARs granted to officers in 2020, 2019 and 2018, respectively. Refer to Note (12) Stockholders' Equity in the accompanying Notes to Consolidated Financial Statements of this report for a discussion of performance share awards.

Commission expenses in 2020 and 2019 include Ozark National non-deferrable commissions of $3.1 million and $3.2 million, respectively.

Real estate expenses pertain to the commercial building operated by Braker P III. The building was acquired at year-end 2016 and National Western relocated to this facility during the fourth quarter of 2017. The trending increase in the level of operating expenses reflects the addition of new tenants and associated operating expenses. At December 31, 2020, the facility was fully occupied.

Taxes, licenses and fees include premium taxes and licensing fees paid to state insurance departments, guaranty fund assessments, the company portion of social security and Medicare taxes, real estate taxes, state income taxes, and other state and municipal taxes. Ozark National taxes, licenses and fees were $2.3 million in 2020 and $2.2 million in 2019.
Segment Operations

Summary of Segment Earnings

A summary of segment earnings from continuing operations for the years ended December 31, 2020, 2019 and 2018 is provided below.  The segment earnings exclude realized gains and losses on investments, net of taxes.

	Domestic Life Insurance	International Life Insurance	Annuities	Acquired Businesses	All Others	Totals
	(In thousands)

Segment earnings (loss):
2020	$1,499	51,609	(9,308)	14,036	17,830	75,666
2019	2,163	34,818	53,582	16,617	19,506	126,686
2018	1,401	33,704	53,371	—	21,628	110,104

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below.

	Years Ended December 31,
	2020	2019	2018
	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$53,834	45,709	40,879
Net investment income	54,516	77,672	23,579
Other revenues	58	313	19

Total premiums and other revenues	108,408	123,694	64,477

Benefits and expenses:
Life and other policy benefits	18,471	18,948	21,688
Amortization of deferred policy acquisition costs	17,661	11,797	11,539
Universal life insurance contract interest	44,782	69,849	8,826
Other operating expenses	25,730	20,376	20,731

Total benefits and expenses	106,644	120,970	62,784

Segment earnings (loss) before Federal income taxes	1,764	2,724	1,693

Provision (benefit) for Federal income taxes	265	561	292

Segment earnings (loss)	$1,499	2,163	1,401

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

	Years Ended December 31,
	2020	2019	2018
	(In thousands)

Universal life insurance revenues	$60,664	51,591	45,371
Traditional life insurance premiums	4,349	5,063	5,552
Reinsurance premiums	(11,179)	(10,945)	(10,044)

Totals	$53,834	45,709	40,879

National Western’s domestic life insurance in force, in terms of policy counts, has been declining for some time. The pace of new policies issued has lagged the number of policies terminated from death or surrender causing a declining level of policies in force from which contract revenue is received. Consequently, the number of domestic life insurance policies in force has declined from 49,000 at December 31, 2018 to 47,900 at December 31, 2019 and to 46,900 at December 31, 2020. Policy lapse rates in 2020 decreased to 6.0% from 6.2% in 2019. While policy counts have declined, the face amount of life insurance in force has increased from $3.2 billion at December 31, 2018 to $3.4 billion at December 31, 2019 and to $3.5 billion at December 31, 2020.

Universal life insurance revenues are also generated with the issuance of new business based upon amounts per application and percentages of the face amount (volume) of insurance issued. The number of domestic policies issued during 2020 was level with that in 2019 and the volume of insurance issued increased less than 1% from that in 2019.

Universal life insurance revenues also include surrender charge income realized on terminating policies and, in the case of domestic universal life, amortization into income of the premium load on single premium policies which is deferred. Amounts deferred are amortized into revenues over future periods corresponding with the duration of the policies. The net premium load amortization associated with this activity was $11.4 million, $8.2 million, and $6.0 million in 2020, 2019, and 2018, respectively. The net amortization amount in 2020 includes $5.8 million from the Company's annual unlocking of actuarial assumptions.

Premiums collected on universal life products are not reflected as revenues in the Company's Consolidated Statements of Earnings in accordance with GAAP.  Actual domestic universal life premiums collected are detailed below.

	Years Ended December 31,
	2020	2019	2018
	(In thousands)

Universal life insurance:
First year and single premiums	$194,520	180,457	169,363
Renewal premiums	17,905	18,124	19,538

Totals	$212,425	198,581	188,901

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

	Years Ended December 31,
	2020	2019	2018
	(In thousands)

Net investment income (excluding derivatives)	$47,380	44,399	41,123
Derivative gain (loss)	7,136	33,273	(17,544)

Net investment income	$54,516	77,672	23,579

Universal life insurance contract interest	$44,782	69,849	8,826

Life and policy benefits for a smaller block of business are subject to variation from period to period. Claim count activity during 2020 increased 12% compared to 2019 while the average net claim amount decreased to $30,600 from $34,400. Of the increase in claim count in 2020 over 2019, approximately half was due to COVID-19 death claims. National Western's domestic life insurance segment incurred 70 COVID-19 claims with a net benefit amount (after reinsurance) of $2.4 million, roughly 6% of the total net claims for this segment. The low face amount per claim relative to the current issued amounts of insurance per policy reflects the older block of domestic life insurance policies sold which were final expense type products (i.e. purchased to cover funeral costs). The overall mortality experience for this segment has been consistent with pricing assumptions.

As noted previously in the discussion of results from Consolidated Operations, true-up adjustments are recorded to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience with the adjustment reflected in current period amortization expense. To the extent required, unlocking adjustments may also be recorded to DPAC balances. The following table identifies the effects of unlocking adjustments on domestic life insurance DPAC balances recorded through amortization expense separate from recurring amortization expense components for 2020, 2019 and 2018.

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Amortization of DPAC
Unlocking adjustments	$7,391	(360)	1,015
Other amortization components	10,270	12,157	10,524

Totals	$17,661	11,797	11,539

In 2020, DPAC balances were unlocked for this segment for mortality, lapse rates, and investment spread increasing amortization expense. In 2019, DPAC balances were unlocked for this segment for mortality rates, lapse rates, and portfolio yield rates (investment spread margin) which cumulatively had the effect of slightly increasing DPAC balances (and reducing amortization expense). In 2018, the Company unlocked DPAC balances associated with the Domestic Life segment for favorable mortality, extended death benefit reserves, and the investment portfolio yield supporting universal life policy liabilities.

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

In the results from Consolidated Operations discussion of amortization of deferred acquisition costs it was noted that interest earned on DPAC balances serves to offset (decrease) amortization expense and that the interest rate used is the crediting rate experience during the period. The decrease in the core amortization expense in 2020 relative to 2019 reflects higher interest earned on universal life DPAC balances in 2019 due to the increased crediting rates resulting from better index option returns.

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

Contract interest also includes certain policy reserve balance changes which are also subject to unlocking adjustments in conjunction with DPAC. As part of the 2020 and 2019 unlockings discussed above, the Company increased/(decreased) its domestic life insurance excess benefit reserve balance by $1.4 million in 2020 (increasing contract interest expense) and increased its excess benefit reserve balance by $0.3 million in 2019 (increasing contract interest expense).

Operating expenses are allocated to lines of business based upon a functional cost analysis of the business activity giving rise to incurred expenses. With the Company's decision to cease accepting applications from international residents and the lower level of annuity sales, a higher proportion of operating expenses were allocated to the Domestic Life segment in 2020 and 2019 given the increase in activity in this segment and its greater share of the overall operational resources.

International Life Insurance Operations

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below.

	Years Ended December 31,
	2020	2019	2018
	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$88,167	99,417	108,923
Net investment income	27,273	47,004	22,603
Other revenues	67	86	87

Total premiums and other revenue	115,507	146,507	131,613

Benefits and expenses:
Life and other policy benefits	14,084	17,064	22,333
Amortization of deferred policy acquisition costs	24,929	17,593	24,358
Universal life insurance contract interest	(2,087)	48,561	24,590
Other operating expenses	17,829	19,447	19,593

Total benefits and expenses	54,755	102,665	90,874

Segment earnings before Federal income taxes	60,752	43,842	40,739

Provision (benefit) for Federal income taxes	9,143	9,024	7,035

Segment earnings	$51,609	34,818	33,704

As with Domestic Life operations, revenues from the International Life insurance segment include both premiums on traditional type products and contract revenues from universal life insurance.  A comparative detail of premiums and contract revenues is provided below.

	Years Ended December 31,
	2020	2019	2018
	(In thousands)

Universal life insurance revenues	$85,185	95,391	103,704
Traditional life insurance premiums	9,272	10,659	12,739
Reinsurance premiums	(6,290)	(6,633)	(7,520)

Totals	$88,167	99,417	108,923

Universal life revenues and operating earnings are largely generated from the amount of life insurance in force. Over the past three years, the volume of insurance in force for this segment has contracted from $15.4 billion at December 31, 2018 to $13.7 billion at December 31, 2019 and to $12.4 billion at December 31, 2020. The decline in volume of in force reflects the decision at the end of 2015 to begin disengaging from certain countries and ultimately making the decision in 2018 to cease accepting international policy applications from residents from all remaining countries. Universal life insurance revenues are also generated with the issuance of new business based upon amounts per application and percentages of the face amount (volume) of insurance issued. No policies have been issued since September 2018.

A third component of international universal life revenues include surrender charges assessed upon surrender of contracts by policyholders. In addition to the trend in the termination rate decreasing, the resulting additional surrender charge fee revenue lessens as lower surrender charge fees are assessed later in the contract term according to the policy contract provisions. The following table illustrates National Western's recent international life termination experience.

Volume In Force Terminations	Amount in $’s	Annualized Termination Rate
	(millions)

Year Ended December 31, 2020	$1,295.2	9.5%
Year Ended December 31, 2019	1,671.5	10.9%
Year Ended December 31, 2018	1,706.3	10.0%
Year Ended December 31, 2017	2,309.7	12.2%
Year Ended December 31, 2016	2,340.6	11.6%

As noted previously, premiums collected on universal life products are not reflected as revenues in the Company's Consolidated Statements of Earnings in accordance with GAAP.  Actual international universal life premiums collected are detailed below.

	Years Ended December 31,
	2020	2019	2018
	(In thousands)

Universal life insurance:
First year and single premiums	$—	989	11,454
Renewal premiums	55,383	67,066	78,611

Totals	$55,383	68,055	90,065
National Western’s most popular international products were its fixed-index universal life products in which the policyholder could elect to have the interest rate credited to their policy account values linked in part to the performance of an outside equity index. These products issued were not generally available in the local markets when sold. Included in the totals in the above table are collected premiums for fixed-index universal life products of approximately $32.4 million, $41.3 million and $57.8 million for the years ended 2020, 2019 and 2018, respectively. The declining trend in renewal premiums during these periods corresponds with the decline in policies in force due to the elimination of new sales and the termination activity as discussed above.

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

	Years Ended December 31,
	2020	2019	2018
	(In thousands)

Net investment income (excluding derivatives)	$26,938	30,126	33,264
Derivative gain (loss)	335	16,878	(10,661)

Net investment income	$27,273	47,004	22,603

Universal life insurance contract interest	$(2,087)	48,561	24,590

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

Life and policy benefits primarily consist of death claims on policies. National Western’s clientele for international products are generally wealthy individuals with access to U.S. dollars and quality medical care. Consequently, the amounts of coverage purchased historically tended to be larger amounts. Life and policy benefit expense for the international life segment reflects the larger policies historically purchased, however mortality due to natural causes is comparable to that in the United States. The Company's maximum risk exposure per insured life is capped at $500,000 through reinsurance. The average international life net claim amount (after reinsurance) in 2020 decreased to $158,200 from $175,000 while the number of claims incurred increased 14% from the amount incurred in 2019. Included in International Life death claims for 2020 were 18 with a cause of death identified as COVID-19 which aggregated to $2.7 million in net claims. Measured over a period of years, the Company's international life mortality experience has generally been better than pricing assumptions.

The Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels, and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking adjustments on international life insurance DPAC balances recorded through amortization expense separate from recurring amortization components for 2020, 2019 and 2018.

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Amortization of DPAC
Unlocking adjustments	$(20)	(10,860)	251
Other amortization components	24,949	28,453	24,107

Totals	$24,929	17,593	24,358

In 2020, the Company unlocked DPAC balances for lapse rates, mortality, and investment spread. While this unlocking had a relatively small impact on the International Life segment DPAC balance, a substantially larger effect was recorded in benefit reserves the change of which is reflected in contract interest expense as discussed below. During 2019, DPAC balances were unlocked for mortality rates, lapse rates, maintenance expenses, and investment spread which increased DPAC balances and reduced amortization expense. Favorable mortality experience on the block of business was the primary cause behind the DPAC balance increase and the amortization expense decrease.

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

As part of the mortality unlocking analysis done in 2020, the Company decreased its excess death benefit reserves by $22.8 million for favorable experience. The reduction in reserve is reported as an offset to contract interest expense. In 2019, the Company's excess benefit reserve was also unlocked resulting in an increase in the amount of $7.9 million which served to increase contract interest expense by a like amount. In 2018, the excess death benefit was unlocked producing a $14.1 million increase in the reserve and a similar increase in contract interest expense.

As noted in the Domestic Life segment discussion, operating expenses are allocated to lines of business based upon a functional cost analysis of the activity by business area giving rise to incurred expenses. A greater proportion of the Company's overall operating expenses have been allocated toward the Domestic Life and Annuity segments and away from the International Life segment due to the decreased activity relative to the former two segments.

Annuity Operations

A comparative analysis of results of operations for the Company's annuity segment is detailed below.

	Years Ended December 31,
	2020	2019	2018
	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$17,025	20,317	23,694
Net investment income	290,576	380,357	276,123
Other revenues	43	(34)	66

Total premiums and other revenues	307,644	400,640	299,883

Benefits and expenses:
Life and other policy benefits	31,043	41,487	21,276
Amortization of deferred policy acquisition costs	87,133	79,064	78,874
Annuity contract interest	163,555	176,920	102,639
Other operating expenses	36,870	35,699	32,584

Total benefits and expenses	318,601	333,170	235,373

Segment earnings before Federal income taxes	(10,957)	67,470	64,510

Provision (benefit) for Federal income taxes	(1,649)	13,888	11,139

Segment earnings (loss)	$(9,308)	53,582	53,371

Premiums and contract charges primarily consist of surrender charge income recognized on terminated policies. The amount of the surrender charge income recognized is determined by the volume of surrendered contracts as well as the duration of each contract at the time of surrender given the pattern of declining surrender charge rates over time that is common to most annuity contracts. The Company's lapse rate for annuity contracts during 2020 was 8.1%, an increase from a rate of 7.4% in 2019 and the 7.5% rate experienced in 2018. The 2020 lapse rate is elevated as an outcome of the COVID-19 pandemic crisis in which consumers fortified their individual liquidity positions by accessing funds available from their policies. In addition, annuity contracts with fixed interest rates are more prone to terminate as contracts approach the end of their surrender charge period.

Deposits collected on annuity contracts are not reflected as revenues in the Company's Consolidated Statements of Earnings in accordance with GAAP.  Actual annuity deposits collected are detailed below.

	Years Ended December 31,
	2020	2019	2018
	(In thousands)

Fixed-index annuities	$330,899	241,253	382,153
Other deferred annuities	7,355	14,747	22,883
Immediate annuities	20,627	8,648	6,172

Totals	$358,881	264,648	411,208

Fixed-index products are more attractive for consumers when interest rate levels remain low and equity markets produce positive returns. Since National Western does not offer variable products or mutual funds, fixed-index products provide an important alternative to the Company's existing fixed interest rate annuity products. Fixed-index annuity deposits as a percentage of total annuity deposits were 92%, 91%, and 93% for the years ended December 31, 2020, 2019 and 2018, respectively. The percentage of fixed-index products to total annuity sales reflects the low interest rate environment and the overall uptrend in the equities market.

Some of the Company's deferred products, including fixed-index annuity products, contain a first year interest bonus in addition to the base first year interest rate. Other products include a premium bonus which is credited to the account balance when premiums are applied. These sales inducements are deferred in conjunction with other capitalized policy acquisition costs. The amount deferred to be amortized over future periods amounted to approximately $10.3 million, $3.2 million, and $7.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. Amortization of deferred sales inducements is included as a component of annuity contract interest as described later in this discussion of Annuity Operations.

A detail of net investment income for annuity operations is provided below.

	Years Ended December 31,
	2020	2019	2018
	(In thousands)

Net investment income (excluding derivatives)	$283,293	307,301	327,922
Derivative gain (loss)	7,283	73,056	(51,799)

Net investment income	$290,576	380,357	276,123

Annuity contract interest	$163,555	176,920	102,639

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

Life and other policy benefits for the Annuity segment in 2020 include the effects of the annual prospective unlocking exercise performed by the Company. The Company unlocked updating assumptions for the ultimate election rates associated with guaranteed minimum withdrawal benefit (GMWB) riders on its annuity contracts. The effect of the prospective unlocking was to reduce the GMWB reserve by $8.5 million which reduced Life and other policy benefits. The Company also unlocked for the mortality assumption associated with it payout annuity business. The effect of the prospective unlocking was to accelerate the deferred profit liability for this business by $3.3 million which also reduced Life and other policy benefits.

As part of the unlockings performed in 2019 and 2018, the Company also unlocked its policy benefits reserves associated with the assumption regarding policyholder utilization of the GMWB rider. The assumptions were updated for actual utilization experience versus that which was previously assumed. The effect of this prospective unlocking was to increase policy reserves by $0.7 million (and increase policy benefits expense) in 2019 and to decrease policy reserves by $15.7 million (and decrease life and policy benefits expense) in 2018. The adjustment in 2018 was the first instance of unlocking for utilization of the GMWB rider and the adjustment reflects an overly conservative utilization assumption that was previously in place.

Consistent with the domestic and international life segments, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking adjustments on annuity DPAC balances recorded through amortization expense separate from recurring amortization expense components for 2020, 2019 and 2018.

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Amortization of DPAC
Unlocking adjustments	$14,987	2,577	(2,216)
Other amortization components	72,146	76,487	81,090

Totals	$87,133	79,064	78,874

In 2020, the Company unlocked Annuity segment DPAC balances for assumptions pertaining to lapse rates, annuitization rates, and portfolio investment yield rates supporting the block of business which increased amortization expense approximately $15.0 million. DPAC balances associated with the Annuity segment were unlocked in 2019 for assumptions pertaining to lapse rates, annuitization rates, investment spreads, and utilization of the Company's withdrawal benefit rider. The effect of the prospective unlocking was to increase amortization expense $2.6 million. In 2018, the Company unlocked the DPAC balances associated with its Annuity segment for assumptions concerning mortality, the election rate of the Company's withdrawal benefit rider, and for the investment portfolio yield supporting annuity contract accounts. The effect of the prospective unlocking was to decrease amortization expense by $2.2 million.

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

Annuity contract interest includes the equity component return associated with the call options purchased to hedge National Western's fixed-index annuities. The detail of fixed-index annuity contract interest as compared to contract interest for all other annuities is as follows:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)

Fixed-indexed annuities	$65,785	100,292	14,861
All other annuities	85,307	59,434	75,028

Gross contract interest	151,092	159,726	89,889
Bonus interest deferred and capitalized	(10,344)	(3,160)	(7,546)
Bonus interest amortization	22,807	20,354	20,296

Total contract interest	$163,555	176,920	102,639

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

In addition to the effects of the unlocking adjustments on Life and other policy benefits and amortization of DPAC expenses, the unlocking assumption changes impacted certain annuity benefit reserves. As noted above, the Company unlocked the mortality assumption with regards to payout annuities (contracts paying systematic benefits). The effect of the prospective unlocking was to increase annuity benefit reserves by $22.8 million which increased contract interest expense by a like amount. For other deferred fixed rate annuities, the unlocking assumption changes pertaining to lapse rates, annuitization rates and portfolio yields supporting the block of business increased annuitization and excess death benefit reserves by $11.3 million which similarly increased contract interest expense.

As noted in the discussion in the Consolidated Operations section, collection of asset management fees on positive returns of expiring options are subtracted from contract interest credited to policyholders. This offset serves to lessen the increase in contract interest expense relative to the option gains reported in the Company's net investment income. Asset management fees collected during 2020, 2019, and 2018 were $30.7 million, $15.9 million, and $24.3 million, respectively.

As previously noted, accounting rules require the embedded derivative liability to include a projection of asset management fees estimated to be collected in the succeeding fiscal year as an offset to projected policyholder interest credits. The projections are based upon the recent performance of options as of balance sheet reporting dates. The change in this projection, plus or minus, is included in contract interest expense for the period being reported on. During the years ended December 31, 2020, 2019, and 2018, contract interest was increased/(decreased) by $34.4 million, $(33.6) million, and $17.6 million, respectively, for this occurrence. The increases to contract interest expense reflect lower estimated asset management fees to be collected while the decrease to contract interest expense represents an increase to the amount of asset management fees estimated to be collected. The Annuity segment contains the products which charge asset management fees.
Annuity contract interest includes true-up adjustments for the deferred sales inducement balance which are done each period similar to that done with respect to DPAC balances with the adjustment reflected in current period contract interest expense. To the extent required, the Company may also record unlocking adjustments to deferred sales inducement balances in conjunction with DPAC balance unlockings. For the years ended December 31, 2020, 2019, and 2018 bonus interest amortization was increased/(decreased) by $4.4 million, $0.6 million, and $(1.3) million, respectively, for unlocking adjustments.

As noted in the Domestic Life insurance and International Life insurance segments, the Company's overall operating expenses are allocated based upon functional business activity and volumes.

Acquired Businesses

Effective January 31, 2019, Ozark National and NIS were acquired and their results included in the Consolidated Financial Statements of the Company. Ozark National and NIS have been combined into a separate segment "Acquired Businesses" given their inter-related marketing and sales approach which consists of a coordinated sale of a non-participating whole life insurance product (Ozark National) and a mutual fund investment product (NIS). An analysis of results of operations for the Company's acquired businesses segment is detailed below. The 2019 results include activity subsequent to the acquisition date.

	2020	2019
	(In thousands)

Premiums and contract revenues:
Premiums and contract charges	$78,921	74,526
Net investment income	26,383	22,593
Other revenues	10,118	8,445

Total revenues	115,422	105,564

Benefits and expenses:
Life and other policy benefits	67,739	59,843
Amortization of deferred policy acquisition costs and value of business acquired	10,780	8,348
Other operating expenses	18,454	17,056

Total benefits and expenses	96,973	85,247

Segment earnings (loss) before Federal income taxes	18,449	20,317
Provision (benefit) for Federal income taxes	4,413	3,700

Segment earnings (loss)	$14,036	16,617

Revenues from acquired businesses principally include life insurance premiums on traditional type products. Unlike universal life, revenues from traditional products are simply life premiums recognized as income over the premium-paying period of the related policies. The detail of premiums is provided below.

	2020	2019
	(In thousands)

Traditional life insurance premiums	$81,222	76,576
Other insurance premiums and considerations	434	419
Reinsurance premiums	(2,735)	(2,469)

Totals	$78,921	74,526

Ozark National's traditional life block of business at December 31, 2020 included approximately 179,000 policies in force representing over $6.0 billion of life insurance coverage. The repetitive pay nature of Ozark National's business promotes a higher level of persistency with an annualized lapse rate of 4.1% for the year ended December 31, 2020 as compared to 4.6% in 2019.  Traditional life premiums by first year and renewal are detailed below.

	2020	2019
	(In thousands)

Traditional life insurance premiums:
First year premiums	$3,943	5,332
Renewal premiums	77,279	71,244

Totals	$81,222	76,576

Other revenues consists primarily of brokerage revenue of NIS. Brokerage revenues of $9.9 million for 2020 and $8.2 million for 2019 had associated brokerage expenses of $5.1 million in 2020 and $4.4 million in 2019 which is included in Other operating expenses. The 2019 figures are for the eleven months subsequent to its acquisition by the Company.

The average face value of Ozark National's policies in force at December 31, 2020 was approximately $33,700. Consequently, life and policy benefits for smaller face amounts are subject to variation from quarter to quarter. Incurred death claims in 2020 were $37.0 million representing an average net claim of $14,800 while for the eleven months of operations in 2019 incurred death claims were $29.3 million representing an average net claim of $15,300. Included in 2020 death claims were 191 claims with a cause of death identified as COVID-19 which aggregated to $2.8 million in net claims. Ozark National's maximum retention on any single insured life is $200,000 with limited exceptions related to the conversation of child protection and guaranteed insurability riders. The balance of life and policy benefits during 2020 and 2019 consists of increases in insurance reserves and payments of other policy benefits.

As part of the purchase accounting required with the acquisition of Ozark National effective January 31, 2019, the Company recorded an intangible asset of $145.8 million referred to as the value of business acquired ("VOBA"). VOBA represents the difference between the acquired assets and liabilities of Ozark National measured in accordance with the Company's accounting policies and the fair value of these same assets and liabilities. The VOBA balance sheet amount is amortized following a methodology similar to that used for amortizing deferred policy acquisition costs. During the year ended December 31, 2020, the cash value of certain acquired reserves was increased which resulted in a commensurate increase in both the traditional life reserve liability and the related VOBA balance reported on the Consolidated Balance Sheets.

Subsequent to its acquisition effective January 31, 2019, Ozark National began deferring policy acquisition costs and amortizing these deferrals similar to the methodology employed by National Western. The following table identifies the amortization expense of Ozark National's DPAC and VOBA for the eleven months subsequent to their acquisition.

	2020	2019
	(In thousands)

Unlocking	$—	—
VOBA amortization expense	10,228	7,697
DPAC amortization expense	552	651

Totals	$10,780	8,348

Other Operations

The Company's primary business encompasses its domestic and international life insurance operations, its annuity operations, and its acquired businesses. However, the Company also has small real estate and other investment operations through its wholly owned subsidiaries, and owned nursing home operations through the early part of 2019.

As discussed in the Consolidated Operations section, the Company closed on the sales of its two nursing home facilities during 2019. The Reno, Nevada nursing home operations were sold during the first quarter of 2019 and the San Marcos, Texas nursing home operations were in the second quarter of 2019. Operating results for each entity are included to the date of their respective sales. Nursing home operations generated $(0.7) million, $0.8 million and $1.3 million of pre-tax earnings in 2020, 2019, and 2018, respectively. The results for 2019 include net gains of $1.4 million from the sale of Reno personal property and equipment.

Pre-tax operating amounts include the results of BP III, the entity owning and operating the Company's home office facility in Austin, Texas. BP III commenced operations at the beginning of 2017 and National Western relocated to this facility in the fourth quarter of 2017 leasing approximately 40% of the facility. BP III incurred pre-tax losses of $(0.9) million, $(1.4) million and $(1.9) million in 2020, 2019 and 2018, respectively. Lease and operating expense payments made by National Western to BP III have been eliminated in consolidation.

The remaining pre-tax earnings in Other Operations of $22.6 million, $25.2 million, and $26.8 million for the years ended December 31, 2020, 2019, and 2018, respectively, includes investment income from real estate, municipal bonds, and common and preferred equities held in subsidiary company portfolios principally for tax-advantage purposes. Included in these amounts are semi-annual distributions from a life interest in the Libbie Shearn Moody Trust which is held in NWLSM, Inc. Pretax distributions from this trust were $5.3 million, $6.7 million, and $7.5 million in 2020, 2019, and 2018, respectively. In addition, the Company holds a modest portfolio of equity securities, primarily in NWL Financial, Inc., whose fair value changes are recorded in net investment income. For the years ended December 31, 2020, 2019 and 2018, the market value changes for these securities were $(1.0) million, $3.5 million, and $(2.4) million, respectively.

Pre-tax earnings in 2020 include other revenue of $4.1 million pertaining to the release of a contingent purchase price liability associated with the Ozark National acquisition which the buyer and seller mutually agreed had been satisfied. Pre-tax earnings in 2019 include expenses of $3.3 million related to the purchase of Ozark National and NIS which were not eligible for inclusion in the purchase price.

INVESTMENTS

General

The Company's investment philosophy emphasizes the careful handling of policyowners' and stockholders' funds to achieve security of principal, to obtain the maximum possible yield while maintaining security of principal, and to maintain liquidity in a measure consistent with current and long-term requirements of the Company.

The Company's overall investment philosophy is reflected in the allocation of its investments, which is detailed below as of December 31, 2020 and 2019.  The Company has historically emphasized investment grade debt securities.

	December 31, 2020		December 31, 2019
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Debt securities	$10,770,923	94.2	$10,463,190	94.7
Mortgage loans	332,521	2.9	272,422	2.5
Policy loans	74,083	0.6	80,008	0.7
Derivatives, index options	132,821	1.2	157,588	1.4
Real estate	33,783	0.3	34,588	0.3
Equity securities	17,744	0.2	23,594	0.2
Other	70,330	0.6	27,502	0.2

Totals	$11,432,205	100.0	$11,058,892	100.0

Invested assets at December 31, 2020 include Ozark National amounts as follows: Debt securities of $811.6 million; Policy loans of $25.5 million; and Real estate of $4.6 million. These amounts as of December 31, 2019 consisted of: Debt securities of $722.9 million; Policy loans of $27.1 million; and Real estate of $4.6 million.

The Company’s investment portfolio increased 3% to $11.4 billion at December 31, 2020 compared to $11.1 billion at December 31, 2019 reflecting adjustments made to record certain debt securities at fair value that were previously reported at amortized cost.

Effective December 31, 2020, National Western entered into a Funds Withheld Coinsurance Agreement ("Agreement") with Prosperity Life Assurance Limited ("Prosperity") under which it ceded a 100% quota share of contractual statutory annuity reserve liabilities approximating $1.7 billion. Under terms of the Agreement, National Western, on behalf of Prosperity, transferred debt securities to a funds withheld account on its Consolidated Balance Sheet. These securities had previously been classified as held-to-maturity with an amortized cost value of $964.8 million and as available-for-sale at a fair market value of $712.5 million. Prosperity, as investment manager of the funds withheld account, intends to actively trade these securities in an effort to secure higher yields. Since Prosperity's intent is to not hold the funds withheld debt securities to maturity, the Company was required to reclassify the transferred holdings in the held-to-maturity category to the available-for-sale portfolio category for financial statement purposes. An unrealized gain of $67.1 million was recorded as a result of this transfer and resulted in all funds withheld debt securities recorded at fair market value as of December 31, 2020.

The Company has historically designated approximately 70% of its debt securities in the held-to-maturity portfolio category, which is reported at amortized cost, with the remainder designated in the available-for-sale portfolio, which is reported at fair market value. As an outcome of the accounting for the securities involved in the Agreement with Prosperity, the Company's remaining held-to-maturity securities not included in the Agreement were also precluded from retaining the held-to-maturity classification. Accordingly, the Company reclassified debt securities with a $5.7 billion amortized cost to the available-for-sale category and recognized an unrealized gain of $523.8 million in reporting the securities at their fair market values. Consequently, the increase in the investment portfolio is primarily due to reporting balances at fair market value.

Derivatives are call options purchased to hedge the interest crediting mechanism associated with the Company's fixed-index universal life and annuity policies. These options are reported on the Consolidated Balance Sheets at fair value in accordance with GAAP. The unrealized gain position of options held at December 31, 2020 was $71.0 million which was $9.7 million lower than the unrealized gain position at December 31, 2019 of $80.7 million. The decrease is due to the Company moving to an "out-of-the-money" option approach during 2020 which reduces the cost of options by not hedging for potential collection of asset management fees on the associated equity-indexed annuity contracts. The purchase cost of options outstanding at December 31, 2020 was $61.8 million and at December 31, 2019 was $76.9 million.

The growth in the Other investment category in 2020 is due to investments in alternative investment opportunities which have the potential for higher yields than that available with other investment securities. The typical structure involves a fund under the management of an investment management firm with direct lending expertise in a particular market niche which seeks to construct portfolios comprised of senior secured debt. The Company participates through capital funding commitments approved by its Board of Directors based upon the recommendation of the Company's senior investment management team. The funds have targeted dollar sizes and targeted internal rates of return.

Debt Securities

The Company maintains a diversified debt securities portfolio which consists mostly of corporate, mortgage-backed, and public utility fixed income securities. Investments in mortgage-backed securities primarily include U.S. government agency pass-through securities and collateralized mortgage obligations ("CMO"). The Company's investment guidelines prescribe limitations by type of security as a percent of the total investment portfolio and all holdings were within these threshold limits.  As of December 31, the Company's debt securities portfolio with available for sale and held to maturity classifications consisted of the following for 2020 and 2019:

	December 31, 2020		December 31, 2019
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Corporate	$8,098,973	75.2	$7,668,483	73.3
Residential mortgage-backed	953,788	8.9	1,080,674	10.3
Public utilities	909,910	8.4	959,815	9.2
State and political subdivisions	566,089	5.3	533,962	5.1
U.S. agencies	75,441	0.7	100,910	1.0
Asset-backed securities	120,524	1.1	71,260	0.7
Commercial mortgage-backed	31,471	0.3	32,974	0.3
Foreign governments	11,449	0.1	11,330	0.1
U.S. Treasury	3,278	—	3,782	—

Totals	$10,770,923	100.0	$10,463,190	100.0

The majority of the Company’s investable cash flows are directed toward the purchase of long-term debt securities. The Company’s investment policy calls for investing in debt securities that are investment grade, meet quality and yield objectives, and provide adequate liquidity for obligations to policyholders.  Debt securities with intermediate maturities are targeted by the Company as they more closely match the intermediate nature of the Company’s policy liabilities and provide an appropriate strategy for managing cash flows. In the past two years, the Company has purchased a higher level of longer maturity debt securities to match the increased duration of its growing life insurance policy liabilities. The Company holds minimal levels of U.S. Treasury securities due to their low yields and deposits most of these holdings with various state insurance departments in order to meet security deposit on hand requirements in these jurisdictions.

Long-term debt securities purchased to fund National Western insurance company operations are summarized below.

	Years Ended December 31,
	2020	2019
	(Dollars in thousands)

Cost of acquisitions	$727,947	$299,442
Average S&P quality	BBB+	BBB
Effective annual yield	3.33%	4.06%
Spread to treasuries	2.10%	1.79%
Effective duration	12.2 years	12.0 years

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

In addition to diversification, an important aspect of the Company's investment approach is managing the credit quality of its investment in debt securities.  Thorough credit analysis is performed on potential corporate investments including examination of a company's credit and industry outlook, financial ratios and trends, and event risks.  This emphasis is reflected in the high average credit rating of the Company's debt securities portfolio with 97.2% held in investment grade securities as of December 31, 2020.  In the table below, investments in debt securities available for sale and held to maturity are classified according to credit ratings by nationally recognized statistical rating organizations.

	December 31, 2020		December 31, 2019
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

AAA	$116,147	1.1	$113,875	1.1
AA	1,818,879	16.9	2,112,238	20.2
A	3,188,008	29.6	3,347,199	32.0
BBB	5,344,412	49.6	4,806,181	45.9
BB and other below investment grade	303,477	2.8	83,697	0.8

Totals	$10,770,923	100.0	$10,463,190	100.0

Although the Company's investment guidelines, as well as state insurance law, allow for the purchase of below investment grade securities, it has been the Company's practice to only purchase debt securities which are investment grade at the time of acquisition. Investments in debt securities that are below investment grade are the result of subsequent downgrades of the securities.  These holdings of our available for sale and held to maturity securities are further summarized below.

	Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	% of Invested Assets
	(In thousands except percentages)

December 31, 2020	$300,417	303,477	303,477	2.7%

December 31, 2019	$85,493	83,697	84,516	0.8%

The Company's percentage of below investment grade securities compared to total invested assets at December 31, 2020 increased compared to year-end 2019 primarily due to downgrades of several credit issuers whose businesses have been negatively impacted by the pandemic crisis. The Company's holdings of below investment grade securities are relatively small and as a percentage of total invested assets are low compared to industry averages.

Holdings in below investment grade securities by category as of December 31, 2020 are summarized below, including their comparable fair value as of December 31, 2019 for those available for sale and held to maturity debt securities rated below investment grade at December 31, 2020. The Company continually monitors developments in these industries for issues that may affect security valuation.

	Below Investment Grade Debt Securities
Industry Category	Amortized Cost 2020	Carrying Value 2020	Fair Value 2020	Fair Value 2019
	(In thousands)

Retail	$33,426	32,589	32,589	34,047
Asset-backed securities	3,844	3,991	3,991	3,970
Residential mortgage-backed	655	500	500	563
Oil & gas	106,489	104,693	104,693	86,327
Manufacturing	119,479	123,676	123,676	120,746
Utilities	15,981	17,527	17,527	16,994
Other	20,543	20,501	20,501	19,917

Total before allowance for credit losses	300,417	303,477	303,477	282,564

Allowance for credit losses	—	—	—	—

Totals	$300,417	303,477	303,477	282,564

The Company closely monitors its below investment grade holdings by reviewing investment performance indicators, including information such as issuer operating performance, debt ratings, analyst reports and other economic factors that may affect these specific investments. As a result of the investment downgrades which occurred in 2020 due to the economic stresses caused by the COVID-19 pandemic, additional analyses were performed of the individual credits whose market values were most significantly impacted. While additional losses are not currently anticipated, based on the existing status and condition of these securities, continued credit deterioration of some securities or the markets in general is possible, which may result in future allowances or write-downs.

Generally accepted accounting principles through the end of 2019 required that investments in debt securities be written down to fair value when declines in value were judged to be other-than-temporary. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price methodology). Refer to Note (4), Fair Values of Financial Instruments, of the accompanying Notes to Consolidated Financial Statements for further discussion.

During 2019, the Company recorded a $7.8 million other-than-temporary impairment on a single debt security issuer. Under prior GAAP guidance pertaining to the recognition and accounting for other-than-temporary impairments and their classification as either a credit loss or non-credit loss, the Company recognized a cumulative total of $8.5 million of other-than-temporary impairments of which $8.5 million was deemed credit related and recognized as realized investment losses in earnings, and $0.0 million, net of amortization, which was deemed non-credit related and recognized in other comprehensive income.

As disclosed in Note (1) Summary of Significant Accounting Policies in the accompanying Notes to Consolidated Financial Statements in this report, the Company adopted new accounting guidance effective January 1, 2020 for credit loss recognition of certain financial assets, including debt securities classified in the "held-to-maturity" category. The Company employed a cohort cumulative loss rate method in estimating current expected credit losses with respect to its held-to-maturity debt securities as of January 1, 2020 and derived an initial allowance of $3.3 million. This method applied publicly available industry wide statistics of default incidence by defined segmentations of debt security investments combined with future assumptions regarding economic conditions (i.e. GDP forecasts) both in the near term and the long term. As described above, at December 31, 2020, the Company was required to reclassify all of its held-to-maturity debts securities to the available-for-sale category eliminating the allowance previously recorded. The following table presents the allowance for credit losses activity for the period shown.

December 31,
2020

Debt Securities Allowance for Credit Losses:
Balance, beginning of the period	$—
Impact of adopting new accounting guidance	3,334
(Releases)/provision during the period	(3,334)

Balance, end of period	$—

The Company is required to classify its investments in debt securities into one of three categories: (a) trading securities; (b) securities available-for-sale; or (c) securities held-to-maturity. The Company's investment philosophy calls for purchases of securities with the intent to hold to maturity. Historically, a determination was made on categorization based on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. As shown in the table below, at December 31, 2020, 100.0% of the Company's total debt securities were classified as securities available-for-sale, including the debt securities in the funds withheld account. These holdings in available-for-sale provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.

	December 31, 2020
	Fair Value	Amortized Cost	Allowance For Credit Loss	Net Unrealized Gains
	(In thousands)

Held-to-maturity	$—	—	—	—
Available-for-sale	10,770,923	9,874,543	—	896,380

Totals	$10,770,923	9,874,543	—	896,380

As noted previously, the Company transferred approximately $1.7 billion of its debt securities into the available-for-sale category effective December 31, 2020 as a result of a reinsurance agreement with Prosperity that resulted in an unrealized investment gain of $67.1 million.

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

The Company targets a minimum specified yield on mortgage loan investments determined by reference to currently available debt security instrument yields, plus a desired amount of incremental basis points. During the past several years, the low interest rate environment, along with a competitive marketplace, resulted in fewer loan opportunities being available that met the Company's required rate of return. During 2020, mortgage loan originations were further impeded by the COVID-19 pandemic and its effects upon the commercial real estate market. Mortgage loans originated by the Company totaled $80.2 million and $121.4 million for the years 2020 and 2019, respectively. Principal repayments on mortgage loans in 2020 and 2019 were $14.8 million and $47.8 million, respectively.

Loans in foreclosure, loans considered impaired or loans past due 90 days or more are placed on a non-accrual status. If a mortgage loan is determined to be on non-accrual status, the mortgage loan does not accrue any revenue into the Consolidated Statements of Earnings. The loan is independently monitored and evaluated as to potential impairment or foreclosure. If delinquent payments are made and the loan is brought current, then the Company returns the loan to active status and accrues income accordingly. The Company currently has no loans past due 90 days which are accruing interest. As a result of the economic climate change induced by the COVID-19 virus, various mortgage loan borrowers of the Company requested a temporary forbearance of principal payments on loans in the range of three to nine months. During 2020, there were eight loans representing an aggregate principal balance of $29.2 million with borrowers meeting specified criteria of the Company that forbearance terms were agreed to. At December 31, 2020, only one of these loans with a principal balance of $4.7 million remained in forbearance.

The Company held net investments in mortgage loans, after allowances for possible losses, totaling $332.5 million and $272.4 million at December 31, 2020 and 2019, respectively. The diversification of the portfolio by geographic region, property type, and loan-to-value ratio was as follows:

	December 31, 2020		December 31, 2019
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Geographic Region:
West South Central	$201,501	60.1	$191,089	70.0
East North Central	16,478	4.9	17,248	6.3
South Atlantic	51,857	15.5	35,698	13.1
East South Central	27,590	8.2	8,063	2.9
West North Central	12,423	3.7	12,505	4.6
Pacific	6,228	1.9	6,436	2.4
Middle Atlantic	1,975	0.6	2,058	0.7
Mountain	16,955	5.1	—	—
Gross balance	335,007	100.0	273,097	100.0

Allowance for credit losses	(2,486)	(0.7)	(675)	(0.2)

Totals	$332,521	99.3	$272,422	99.8

	December 31, 2020		December 31, 2019
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Property Type:
Retail	$92,173	27.5	$91,790	33.6
Office	111,735	33.3	95,362	34.9
Hotel	8,372	2.5	8,997	3.3
Storage Facility	53,591	16.0	30,619	11.2
Industrial	29,131	8.7	5,733	2.1
Land/Lots	4,680	1.4	4,829	1.8
Apartments	29,743	8.9	30,000	11.0
All other	5,582	1.7	5,767	2.1
Gross balance	335,007	100.0	273,097	100.0

Allowance for credit losses	(2,486)	(0.7)	(675)	(0.2)

Totals	$332,521	99.3	$272,422	99.8

	December 31, 2020		December 31, 2019
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Loan-to-Value Ratio (1):
Less than 50%	$66,635	19.9	$52,778	19.3
50% to 60%	64,536	19.3	56,929	20.8
60% to 70%	153,414	45.8	117,377	43.0
70% to 80%	50,422	15.0	46,013	16.9
80% to 90%	—	—	—	—
Greater than 90%	—	—	—	—
Gross balance	335,007	100.0	273,097	100.0

Allowance for credit losses	(2,486)	(0.7)	(675)	(0.2)

Totals	$332,521	99.3	$272,422	99.8

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

Prior to January 1, 2020, mortgage loans were considered impaired when, based on current information and events, it was probable that the Company would be unable to collect all amounts due according to the contractual terms of the loan agreement. When it was determined that a loan was impaired, a loss was recognized for the difference between the carrying amount of the mortgage loan and the estimated value reduced by the cost to sell. Estimated value was typically based on the loan's observable market price or the fair value of the collateral less cost to sell. Impairments and changes in the valuation allowance were reported in net realized investment gains (losses) in the Consolidated Statements of Earnings. The Company held a valuation allowance of $0.7 million at December 31, 2019.

As disclosed in Note (1) Summary of Significant Accounting Policies in the accompanying Notes to Consolidated Financial Statements in this report, the Company adopted new accounting guidance for credit loss recognition criteria for certain financial assets, including mortgage loans. For mortgage loan investments the Company employed the Weighted Average Remaining Maturity ("WARM") method in estimating current expected losses with respect to mortgage loan investments as of January 1, 2020 and each succeeding calendar quarter-end during 2020. The WARM method applies publicly available data of default incidence of commercial real estate properties by several defined segmentations combined with future assumptions regarding economic conditions (i.e. GDP forecasts) both in the near term and the long term. Under this new accounting guidance, at January 1, 2020 a balance of $1.2 million was recorded which incorporated the previous year-end balance under the prior accounting method. The adjustment resulted in a charge to retained earnings as a change in accounting, net of tax, of $0.4 million. Subsequent changes in the allowance for current expected credit losses are reported in net investment income in the Consolidated Statements of Earnings.

The following table represents the mortgage loan allowance for credit losses.

	Years Ended December 31,
	2020	2019
	(In thousands)

Mortgage Loans Allowance for Credit Losses:
Balance, beginning of the period	$675	675
Impact of adoption of new accounting guidance	504	—
Provision during the period	1,307	—
Releases	—	—

Balance, end of period	$2,486	675

The Company had no mortgage loans past due six months or more at December 31, 2020 or 2019. There was no interest income that was not recognized in 2020, 2019 or 2018.

The contractual maturities of mortgage loan principal balances at December 31, 2020 and 2019 were as follows:

	December 31, 2020		December 31, 2019
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Principal Balance by Contractual Maturity:
Due in one year or less	$4,208	1.3	$497	0.2
Due after one year through five years	60,826	18.1	34,306	12.5
Due after five years through ten years	154,787	46.1	142,477	52.1
Due after ten years through fifteen years	107,662	32.1	96,359	35.2
Due after fifteen years	7,977	2.4	—	—

Totals	$335,460	100.0	$273,639	100.0

The Company's direct investments in real estate total approximately $33.8 million at December 31, 2020 and $34.6 million at December 31, 2019, and consist primarily of income-producing properties which are being operated by a wholly owned subsidiary of National Western. Included in the amounts at December 31, 2020 and 2019 is a surface parking property owned by Ozark National which it contracts out for rent. The value of this real estate investment was appraised at $4.3 million at January 31, 2019 as part of the purchase accounting done as of that date. The Company recognized operating income on these properties of approximately $2.9 million, $2.9 million and $2.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.  The Company monitors the conditions and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition. The Company recorded net realized investment gains of $2.7 million, $6.9 million and $1.8 million associated with real estate investments in the years ended December 31, 2020, 2019 and 2018, respectively. Net realized investment gains for the year ended December 31, 2020 pertain to property located in Travis County, Texas which was sold. Included in net realized investment gains during 2019 are the sale of the Company's former home office facility in Austin, Texas at a gain of $3.2 million and the sale of the Company's two nursing home facilities at a net gain of $3.7 million.

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

The fair value of derivative instruments presented in the Company’s Consolidated Financial Statements totaling $132.8 million at December 31, 2020 and $157.6 million at December 31, 2019 pertain to notional policyholder account values of $2.1 billion and $2.2 billion at December 31, 2020 and 2019, respectively, electing interest credits based upon applicable market index performance.

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

The correlation between fair values and interest rates for debt securities is reflected in the tables below.

	December 31,
	2020	2019
	(In thousands except percentages)

Debt securities - fair value	$10,770,923	10,764,648
Debt securities - amortized cost	$9,874,543	10,312,365

Fair value as a percentage of amortized cost	109.08%	104.39%
Unrealized gains (losses) at year-end	$896,380	452,283
Ten-year U.S. Treasury bond - increase (decrease) in yield for the year	(1.00)%	(0.77)%

The Company's unrealized gain balance for debt securities held at December 31, 2020 and 2019 is shown in the following table.

	Unrealized Gain Balance
	Net Balance at	Net Balance at
	December 31,	December 31,	Change in Net
	2020	2019	Balance
	(In thousands)

Debt securities held-to-maturity	$—	301,458	(301,458)
Debt securities available-for-sale	896,380	150,825	745,555

Totals	$896,380	452,283	444,097

Changes in interest rates typically have a sizable effect on the fair values of the Company's debt securities. During 2020, the market interest rate of the ten-year U.S. Treasury bond decreased roughly 100 basis points from 1.92% at year-end 2019 to 0.92% at year-end 2020. Therefore, the dollar increase in the unrealized gain position was primarily the result of the decrease in interest rate levels.

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

The following table profiles the Company’s insurance liabilities at December 31, 2020 for annuities, deposit-type contracts and supplementary contracts with life contingencies by surrender and discretionary withdrawal characteristics.

	December 31, 2020
	Amount	%
	(In thousands)

Subject to discretionary withdrawal:
With market value adjustment	$290,794	4.2
With surrender charge of 5% or more	4,644,808	67.6
With surrender charge of 5% or less	1,564,485	22.8
Not subject to discretionary withdrawal	369,627	5.4

Total Gross	6,869,714	100.0

Reinsurance ceded	1,707,361

Total Net	$5,162,353

Interest Rate Sensitivity

The following table illustrates the market risk sensitivity of the Company's interest rate sensitive assets. The table shows the effect of a change in interest rates on the fair value of the portfolio using models that measure the change in fair value arising from an immediate and sustained change in interest rates in increments of 100 basis points.

	Fair Values of Assets Changes in Interest Rates in Basis Points
	-100	0	100	200	300
	(In thousands)

Debt and equity securities	$11,293,244	10,788,667	10,334,765	9,902,935	9,489,330
Mortgage loans	369,243	348,175	328,823	311,018	294,614
Other loans	24,133	23,691	23,262	22,844	22,438
Derivatives	131,205	132,821	134,462	136,126	137,811

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

Mortgage and other loans were modeled by discounting scheduled cash flows through the scheduled maturities of the loans, starting with interest rates currently being offered for similar loans to borrowers with similar credit ratings. Policy loans were modeled by discounting estimated cash flows using U.S. Treasury Bill interest rates as base rates at December 31, 2020. The estimated cash flows include assumptions as to whether such loans will be repaid by the policyholders or settled upon payment of death or surrender benefits on the underlying insurance contracts and incorporate both Company experience and mortality assumptions associated with such contracts.

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

The Company's market risk liabilities, which include policy liabilities for annuity and supplemental contracts, are managed for interest rate risk through cash flow testing as previously described. As part of this cash flow testing, the Company has analyzed the potential impact on net earnings of a 100 basis point decrease and increases in increments of 100 basis points in the U.S. Treasury yield curve as of December 31, 2020. The potential impact on net earnings from these interest rate changes are summarized below.

	Changes in Interest Rates in Basis Points
	-100	100	200	300
	(In thousands)

Impact on net earnings	$(674)	1,644	3,065	6,122

These estimated impacts on earnings are net of tax effects and the estimated effects of deferred policy acquisition costs.

The above described scenarios produce estimated changes in cash flows as well as cash flow reinvestment projections. Estimated cash flows in the Company's model assume cash flow reinvestments, which are representative of the Company's current investment strategy. Calls and prepayments include scheduled maturities and those expected to occur which would benefit the security issuers. Assumed policy surrenders consider differences and relationships between credited interest rates and market interest rates as well as surrender charges on individual policies. The impact to earnings also includes the expected effects on amortization of deferred policy acquisition costs. The model considers only annuity and supplemental contracts in force at December 31, 2020, and does not consider new product sales or the possible impact of interest rate changes on sales.

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

The Company’s net exposure to loss due to credit risk if option counterparties failed to completely perform according to the terms of their one-year contracts is as follows at December 31, 2020 and 2019.

		December 31, 2020
	Moody/	Fair	Collateral	Net
Counterparty	S&P Rating	Value	Held	Exposure
		(In thousands)

Credit Suisse	Aa3/A+	$14,044	13,485	559
Wells Fargo	Aa2/A+	30,278	30,611	—
Bank of America	Aa2/A+	14,677	14,976	—
Barclays Bank	A1/A	34,088	33,717	371
BNP Paribas	Aa3/A+	7,361	6,657	704
Royal Bank of Canada	Aa2/AA-	5,108	5,083	25
Canadian Imperial Bank	Aa2/A+	12,572	12,388	184
Societe Generale	A1/A	14,693	14,480	213

		$132,821	131,397	2,056

		December 31, 2019
	Moody/	Fair	Collateral	Net
Counterparty	S&P Rating	Value	Held	Exposure
		(In thousands)

Credit Suisse	A/1/A+	$10,045	10,125	—
Wells Fargo	Aa2/A+	23,846	29,340	—
Bank of America	Aa2/A+	39,465	42,130	—
Barclays Bank	A2/A	27,829	27,924	—
BNP Paribas	Aa3/A+	4,234	4,451	—
JPMorgan Chase	Aa2/A+	550	—	550
Royal Bank of Canada	Aa2/AA-	15,212	16,033	—
Canadian Imperial Bank	Aa2/A+	30,991	32,156	—
Societe Generale	A1/A	5,416	5,616	—

		$157,588	167,775	550

The Company has never incurred a loss on index options due to counterparty default.

The Company is also exposed to credit spread risk related to market prices of investment securities and cash flows associated with changes in credit spreads. Credit spread tightening will reduce net investment income associated with new purchases of fixed debt securities but will also increase the fair value of the investment portfolio. Credit spread widening will reduce the fair value of the investment portfolio but will also increase net investment income on new purchases.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity requirements are met primarily by funds provided from operations. Premium deposits and annuity considerations, investment income, and investment maturities and prepayments are the primary sources of funds while investment purchases, policy benefits in the form of claims, and payments to policyholders and contract holders in connection with surrenders and withdrawals as well as operating expenses are the primary uses of funds. To ensure the Company will be able to pay future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed income securities. Funds are invested with the intent that the income from investments, plus proceeds from maturities, will meet the ongoing cash flow needs of the Company. The approach of matching asset and liability durations and yields requires an appropriate mix of investments. Although the Company historically has not been put in the position of having to liquidate invested assets to provide cash flow, its investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs.  National Western maintains a line of credit facility of $75 million which it may access for short-term cash needs. As part of the acquisition of Ozark National and NIS effective January 31, 2019, National Western borrowed $75 million to partly fund the closing cash purchase price of $205.4 million. The amounts borrowed were subsequently repaid during the first quarter of 2019 and there have been no borrowings under the line of credit since that time including as at December 31, 2020.

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

	December 31, 2020		December 31, 2019
	Amount	% of Total	Amount	% of Total
	(In thousands except percentages)

Not subject to discretionary withdrawal provisions	$369,627	5.4%	$382,139	5.4%

Subject to discretionary withdrawal, with adjustment:
With market value adjustment	290,794	4.2%	483,210	6.8%
At contract value less current surrender charge of 5% or more	4,644,808	67.6%	4,880,043	68.4%

Subtotal	5,305,229	77.2%	5,745,392	80.6%
Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	1,564,485	22.8%	1,386,248	19.4%

Total annuity reserves and deposit liabilities - Gross	6,869,714	100.0%	7,131,640	100.0%

Reinsurance ceded	1,707,361		—

Total annuity reserves and deposit liabilities - Net	$5,162,353		$7,131,640

The actual amounts paid out by product line in connection with surrenders and withdrawals are noted in the table below.

	Years Ended December 31,
	2020	2019	2018
	(In thousands)

Product Line:
Traditional Life	$17,022	17,614	3,755
Universal Life	96,031	101,187	98,819
Annuities	643,223	705,892	709,810

Total	$756,276	824,693	812,384

The above contractual withdrawals, as well as the level of surrenders experienced, and the associated cash outflows did not have an adverse impact on overall liquidity. The amount shown for traditional life in 2020 and 2019 includes Ozark National cash outflows (subsequent to their acquisition on January 31, 2019). Individual life insurance policies are typically less susceptible to withdrawal than annuity reserves and deposit liabilities because policyholders may need to undergo a new underwriting process in order to obtain a new insurance policy elsewhere. Annuity dollar outflows are generally more sensitive to economic conditions, interest rate levels, and the level of surrender charges assessed upon withdrawal or termination. Cash flow projections and tests under various market interest rate scenarios and assumptions are performed to assist in evaluating liquidity needs and adequacy. With economic decline precipitated by the COVID-19 pandemic, Company management conducted additional liquidity scenario testing during 2020 using more severe assumptions and concluded that liquid assets were more than adequate under these scenarios. Accordingly, the Company currently expects available liquidity sources and future cash flows to be more than adequate to meet the demand for funds.

Cash flows from the Company's insurance operations have historically been sufficient to meet current needs.  Cash flows from operating activities were $373.1 million, $329.0 million, and $326.6 million in 2020, 2019, and 2018, respectively. The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $1,294.8 million, $995.8 million, and $633.2 million in 2020, 2019, and 2018, respectively. Operating and investing activity cash flow items could be reduced if interest rates rise at an accelerated rate in the future. Net cash inflows/(outflows) from the Company's universal life and annuity product operations totaled $(437.4) million, $(584.7) million, and $(440.6) million in 2020, 2019, and 2018, respectively, reflecting lower levels of annuity sales in combination with a higher incidence of annuity cash surrenders and withdrawals.

Capital Resources

The Company relies on stockholders for its capital resources as there is no long-term debt outstanding and the Company does not anticipate the need for any long-term debt in the near future. As of December 31, 2020, the Company maintained commitments for its normal operating and investment activities. During the first quarter of 2020, National Western became a member of the Federal Home Loan Bank of Dallas (FHLB) through an initial minimum required stock investment of $4.3 million. Through this membership, National Western will have a specified borrowing capacity based upon the amount of collateral it establishes.

The Company has declared and paid an annual dividend on its common shares since 2005. The Company's practice has been to take a conservative approach to dividends, and the Board of Directors has adopted a strategic position to substantially reinvest earnings internally. This conservative approach yields the following benefits: (1) providing capital to finance the development of new business; (2) enabling the Company to take advantage of potential acquisitions and other competitive situations as they arise; (3) building a strong capital base to support the Company's financial strength ratings; (4) maintaining the Company's liquidity and solvency during difficult economic and market conditions; and (5) enhancing the Company's regulatory capital position. For similar reasons, despite the fact the Company's market price of its Class A common shares has been trading at a discount to the book value per share for some time, there are no imminent plans for the Company to repurchase its shares

As the largest subsidiary of NWLGI, National Western serves as the primary funding source for NWLGI. The capacity of National Western to pay dividends to NWLGI is limited by law in the state of Colorado to earned profits (statutory unassigned surplus).  At December 31, 2020, the maximum amount legally available for distribution during 2021 without further regulatory approval is $45.5 million.

The National Association of Insurance Commissioners ("NAIC") has established risk-based capital ("RBC") standards for U.S. life insurers as well as a risk-based capital model act ("RBC Model Act"). The RBC Model Act requires that life insurers annually submit a report to state regulators regarding their RBC amounts based upon four categories of risk (asset risk, insurance risk, interest rate risk, and business risk). The capital requirement for each is determined by applying factors that vary based upon the degree of risk to various asset, premium and policy benefit reserve items. The formula is an early warning tool to identify potential weakly capitalized companies for purposes of initiating further regulatory action. Independent rating agencies utilize proprietary versions similar to the NAIC RBC model incorporating additional risk factors identified in their respective rating methodology. At December 31, 2020, National Western and Ozark National each maintained statutory capital substantially in excess of applicable statutory requirements.

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

Insurance reserves are the means by which life insurance companies determine the liabilities that must be established to assure that future policy benefits are provided for and can be paid.  These reserves are required by law and based upon standard actuarial methodologies to ensure fulfillment of commitments guaranteed to policyholders and their beneficiaries, even though the obligations may not be due for many years. Refer to Note (1) Summary of Significant Accounting Policies in the accompanying Notes to Consolidated Financial Statements in this report for a discussion of reserving methods.

The table below summarizes future estimated cash payments under existing contractual obligations.

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)

Loan commitments	$18,000	18,000	—	—	—
Commitments for capital calls to investment funds	150,917	45,275	90,550	—	15,092
Lease obligations (1)	846	416	430	—	—
Claims payable (2)	77,687	77,687	—	—	—
Other long-term reserve liabilities reflected on the balance sheet under GAAP (3)	12,834,588	1,034,090	1,905,210	1,700,302	8,194,986

Total	$13,082,038	1,175,468	1,996,190	1,700,302	8,210,078

(1)  Refer to Note (17) Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements in this report relating to Company leases.

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

ACCOUNTING STANDARDS AND CHANGES IN ACCOUNTING

Changes in Accounting Principles

Effective January 1, 2020, the Company implemented ASU 2016-13, Financial Instruments - Credit Losses. This standard replaced the previous incurred loss recognition model with an expected loss recognition model for certain financial assets. Adoption of the standard resulted in an incremental allowance for credit losses as of January 1, 2020 of $3.8 million, and a charge to retained earnings, net of tax, of $3.0 million as a change in accounting. There were no other changes in accounting principles during the periods reported in this Form 10-K.

Recently Issued Accounting Standards

Refer to Note (1), Summary of Significant Accounting Policies in the accompanying Notes to Consolidated Financial Statements in this report.

Correction of Errors

During the first quarter of 2020, management identified an understatement of an excess benefit reserve on a specific block of policies that dated back to the first quarter of 2004 with the adoption of Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (SOP 03-1). Management concluded that this error was not material to previously issued consolidated financial statements and would be corrected through a revision to the comparative consolidated balance sheet presented for the year ended December 31, 2019. The impact of this revision as of December 31, 2019 was an increase to the future policy benefits liability of $15.0 million, a decrease to the deferred federal income tax liability of $3.2 million, and a decrease to retained earnings of $11.8 million.

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

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act. For the year ended December 31, 2020, the scope of the Company's assessment of the effectiveness of its disclosure controls and procedures included an assessment of those disclosure controls and procedures included within internal controls over financial reporting as it relates to Ozark National Life Insurance Company ("Ozark National") and N.I.S. Financial Services, Inc. ("NIS") which the Company acquired on January 31, 2019. Pursuant to the SEC's general guidance, an assessment of Ozark National and NIS internal controls and procedures during the year ended December 31, 2019 was not included in the scope of the Company's assessment of the effectiveness of its overall disclosure controls and procedures.

The Company's businesses were included in the financial services sector categorized as a Critical Infrastructure Sector by the Department of Homeland Security at the onset of the COVID-19 pandemic crisis during 2020 and were mandated to maintain normal work schedules, which the Company has done throughout. While the Company adopted working remote for a sizable portion of its home office employees, existing controls over financial reporting were maintained and augmented where necessary given the unique circumstance of this environment.

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

Under the supervision and participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2020 was conducted based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (Updated 2013). Management's assessment included evaluation of such elements as the design and operating effectiveness as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and the overall control environment. Based on the Company's assessment under the criteria of this framework, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2020.

During the third quarter of 2020, the Company experienced a data event in which an intruder accessed and exfiltrated certain data from the Company's network. The Company was able to quickly restore its network and systems to continue business operations and policy servicing without interruption. The Company notified law enforcement, made the necessary communications with regulators as required under each state's policies and laws, and took appropriate steps to notify impacted individuals. Based upon its internal review and assessment, management concluded that this incident was not a consequence of failing to maintain effective internal control over financial reporting.

The Company's independent registered public accounting firm, BKD LLP, who audited the Company’s consolidated financial statements included in this annual report on Form 10-K, has issued an attestation report on the effectiveness of management's internal control over financial reporting as of December 31, 2020. This report appears on the page that follows.

Changes in Internal Control Over Financial Reporting

Internal controls over financial reporting change as the Company modifies and enhances its systems and processes to meet changing needs. Changes are also made as the Company strives to be more efficient in how it conducts its business. Any significant changes in controls are evaluated prior to implementation to help ensure continued effectiveness of internal controls and the control environment. As noted above, the COVID-19 pandemic crisis prompted the Company to adopt a remote work environment for a significant portion of its home office staff in order to comply with the Department of Homeland Security's directive to remain operational throughout the pandemic. While existing internal controls were augmented and adapted to facilitate a working remote environment, these efforts did not constitute changes in internal control over financial reporting. In addition, inclusion of Ozark National in management's assessment of internal controls for the year ended December 31, 2020, as noted above, did not represent a change in existing internal controls.

There were no other changes in the Company's internal controls over financial reporting during the year ended December 31, 2020, as defined in Rules 13a-15(f) and 15d-15(e) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. There have been no other significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of this examination.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
National Western Life Group, Inc.
Austin, Texas

Opinion on the Internal Control over Financial Reporting
We have audited National Western Life Group, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company and our report dated March 16, 2021, expressed an unqualified opinion thereon.

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

Definitions and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

/s/BKD, LLP

Little Rock, Arkansas
March 16, 2021

ITEM 9B. OTHER INFORMATION

There is no information required to be disclosed on Form 8-K for the quarter ended December 31, 2020 which has not been previously reported.

PART III

The information required by Part III is incorporated by reference from our definitive proxy statement for our annual meeting of shareholders to be held June 18, 2021 to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2020.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.  Listing of Financial Statements

See Attachment A, Index to Consolidated Financial Statements, Notes and Schedules, on page 96 for a list of financial statements included in this report.

(a) 2.  Listing of Financial Statement Schedules

See Attachment A, Index to Consolidated Financial Statements, Notes and Schedules, on page 96 for a list of financial statement schedules included in this report.

All other schedules are omitted because they are not applicable, not required, or because the information required by the schedule is included elsewhere in the financial statements or notes.

(a) 3.  Listing of Exhibits

The exhibits listed below, as part of Form 10-K, are numbered in accordance with the numbering used in Item 601 of Regulation S-K of The Securities and Exchange Commission.

National Western Life Group, Inc.:

Exhibit 2.1	-	Agreement and Plan of Merger, dated April 6, 2015, among National Western Life Insurance Company, a Colorado corporation, National Western Life Group, Inc., a Delaware corporation, and NWLIC MergerCo., Inc. (Incorporated by reference to Annex I of the Registration Statement on Form S-4 (File No. 333-203257) filed by National Western Life Group, Inc. with the SEC on April 6, 2015) (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated October 2, 2015).

Exhibit 2.2	-	Stock Purchase Agreement, dated October 3, 2018, among National Western Life Insurance Company, a Colorado corporation, National Western Life Group, Inc., a Delaware corporation, and CNS Corporation filed by National Western Life Group, Inc. with the SEC on October 4, 2018 (incorporated by reference to Exhibit 2.2 to the Company's Form 8-K dated October 4, 2018).

Exhibit 10(a)	-	National Western Life Insurance Company 2016 Executive Officer Bonus Program (Exhibit 10(a) to Form 8-K dated December 15, 2015).

Exhibit 10(b)	-	National Western Life Insurance Company 2016 Domestic Marketing Officer Bonus Program (Exhibit 10(b) to Form 8-K dated December 15, 2015).

Exhibit 10(c)	-	National Western Life Insurance Company 2016 International Marketing Officer Bonus Program (Exhibit 10(c) to Form 8-K dated December 15, 2015).

Exhibit 10(d)	-	National Western Life Insurance Company 2016 Officer Bonus Program (Exhibit 10(d) to Form 8-K dated December 15, 2015).

Exhibit 10(e)	-	National Western Life Insurance Company Change in Control & Severance Agreement - dated December 21, 2015.

Exhibit 10(f)	-	National Western Life Insurance Company 2017 Executive Officer Bonus Program (Exhibit 10(f) to Form 8-K dated December 16, 2016).

Exhibit 10(g)	-	National Western Life Insurance Company 2017 Domestic Marketing Officer Bonus Program (Exhibit 10(g) to Form 8-K dated December 16, 2016).

Exhibit 10(h)	-	National Western Life Insurance Company 2017 International Marketing Officer Bonus Program (Exhibit 10(h) to Form 8-K dated December 16, 2016).

Exhibit 10(i)	-	National Western Life Insurance Company 2017 Officer Bonus Program (Exhibit 10(i) to Form 8-K dated December 16, 2016).

Exhibit 10(j)	-	National Western Life Insurance Company 2018 Executive Officer Bonus Program (Exhibit 10(j) to Form 8-K dated December 18, 2017).

Exhibit 10(k)	-	National Western Life Insurance Company 2018 Domestic Marketing Officer Bonus Program (Exhibit 10(k) to Form 8-K dated December 18, 2017).

Exhibit 10(l)	-	National Western Life Insurance Company 2018 International Marketing Officer Bonus Program (Exhibit 10(l) to Form 8-K dated December 18, 2017).

Exhibit 10(m)	-	National Western Life Insurance Company 2018 Officer Bonus Program (Exhibit 10(m) to Form 8-K dated December 18, 2017).

Exhibit 10(n)	-	National Western Life Insurance Company Change in Control & Severance Agreement - dated December 21, 2017.

Exhibit 10(o)	-	National Western Life Insurance Company 2019 Officer Bonus Program (Exhibit 10(o) to Form 8-K dated December 14, 2018).

Exhibit 10(p)	-	National Western Life Insurance Company Change in Control Agreement - dated February 28, 2019.

Exhibit 10(q)	-	National Western Life Insurance Company Change in Control Agreement Kitty K. Nelson (Exhibit 10(q) to Form 8-K dated March 6, 2019).

Exhibit 10(r)	-	National Western Life Insurance Company Change in Control Agreement Patricia L. Scheuer (Exhibit 10(r) to Form 8-K dated March 6, 2019).

Exhibit 10(s)	-	National Western Life Insurance Company Change in Control Agreement Rey Perez (Exhibit 10(s) to Form 8-K dated March 6, 2019).

Exhibit 10(t)	-	National Western Life Insurance Company Change in Control Agreement R. Bruce Wallace (Exhibit 10(t) to Form 8-K dated March 6, 2019).

Exhibit 10(u)	-	National Western Life Insurance Company Change in Control Agreement Steve W. Mills (Exhibit 10(u) to Form 8-K dated March 6, 2019).

Exhibit 10(v)	-	National Western Life Insurance Company Change in Control Agreement Greg J. Owen (Exhibit 10(v) to Form 8-K dated March 6, 2019).

Exhibit 10(w)	-	National Western Life Insurance Company Change in Control Agreement Charles D. Milos (Exhibit 10(w) to Form 8-K dated March 6, 2019).

Exhibit 10(x)		National Western Life Insurance Company Change in Control Agreement Carlos A. Martinez (Exhibit 10(x) to Form 8-K dated March 6, 2019).

Exhibit 10(y)	-	National Western Life Insurance Company 2020 Officer Bonus Program (Exhibit 10(y) to Form 8-K dated December 16, 2019).

Exhibit 10(z)	-	National Western Life Insurance Company Change in Control & Severance Agreement Ross R. Moody (Exhibit 10(z) to Form 8-K dated December 16, 2019).

Exhibit 10(aa)	-	National Western Life Insurance Company 2021 Officer Bonus Program (Exhibit 10(aa) to Form 8-K dated December 11, 2020).

Exhibit 10(ab )	-	National Western Life Insurance Company 2021 Chief Marketing Officer Bonus Program (Exhibit 10(ab) to Form 8-K dated December 11, 2020).

Exhibit 10(ac )	-
Funds Withheld Coinsurance Agreement between National Western Life Insurance Company Funds Withheld Coinsurance Agreement between National Western Life Insurance Company And Prosperity Life Assurance Limited effective as of January 6, 2021 (redacted) (Exhibit 10(ac) to Form 8-K dated December 31, 2020)

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

(c) Financial Statement Schedules

The financial statement schedules required by Regulation S-K are listed as to location in Attachment A, Index to Consolidated Financial Statements, Notes and Schedules, on page 96 of this report.

ATTACHMENT A

All other schedules are omitted because they are not applicable, not required, or because the information required by the schedule is included elsewhere in the Consolidated Financial Statements or notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
National Western Life Group, Inc.
Austin, Texas

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of National Western Life Group, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of earnings, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and schedules I (summary of investments other than investments in related parties), II (condensed financial information of registrant), IV (reinsurance information), and V (valuation and qualifying accounts) (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2021, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Future Policy Benefits

Critical Audit Matter Description

Future policy benefits consist of universal life and annuity contracts of approximately $9.0 billion and traditional life reserves of approximately $900 million at December 31, 2020. As described in Note 1, the liability for future policy benefits on traditional products is calculated using assumptions as to future mortality, interest rates and withdrawals based on the Company’s experience. The liability for future policy benefits for universal life and annuity contracts represents the contract balance. Fixed-index products combine features associated with traditional fixed annuities and universal life contracts, with the option to have interest rates linked in part to an equity index. The equity return component of such policy contracts is identified separately and accounted for at fair value as an embedded derivative. The remaining portion of these policy contracts are recorded separately as fixed annuity or universal life contracts. These contracts are recorded as discounted debt instruments that are accreted to their minimum account values at their projected maturities or termination dates using the effective yield method.

Auditing estimates for future policy benefits required a high degree of judgment, including the need to involve an actuarial specialist, due to the nature of the data utilized in the complex actuarial models and the high degree of judgment applied by management in determining these liabilities.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the future policy benefits liabilities included the following procedures, among others:

a.Obtained an understanding, evaluated the design and tested the operating effectiveness of controls, including technology controls, over the Company’s inputs and processes utilized in the calculation of future policy benefits, and the design and operating effectiveness of controls over the completeness and accuracy of the underlying source data.
b.Tested the completeness and accuracy of the underlying policy data used in the actuarial analysis.
c.Engaged an actuarial specialist to evaluate the appropriateness of actuarial methods and assumptions used in developing the estimates related to these liabilities.

Amortization of Deferred Policy Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired

Critical Audit Matter Description

As described in Note 1, deferred policy acquisition costs include certain costs of successfully acquiring new insurance business, including commissions and other expenses directly related to the acquisition of new business, to the extent the costs are recoverable from future policy revenues and gross profits. Premium bonuses and bonus interest credited to contracts during the first contract year are also deferred to the extent the costs are recoverable. For interest sensitive universal life and annuity products, these costs are amortized in relation to the present value of expected gross margins or gross profits on these policies. For nonparticipating traditional life products, these costs are amortized over the premium paying period of the related policies in proportion to the ratio of annual premium revenues to total anticipated premium revenues. The Company evaluates the recoverability of deferred policy acquisition costs and sales inducement costs by considering expected mortality, interest earned, credit rates, persistency and expenses and estimated future gross profits or future premiums. Amortization is reviewed each year and adjusted retrospectively through an unlocking process when estimates of current or future gross profits/margins (including the impact of investment gains and losses) to be realized from a group of products are revised. As discussed in Note 12, value of business acquired (VOBA) is an intangible asset based upon the difference between the fair value of policyholder liabilities acquired in a business combination and the same policyholder liability measured in accordance with the company’s accounting policies. The Company recorded VOBA of $145.8 million in connection with the acquisition of Ozark National Life Insurance Company on January 31, 2019. VOBA is amortized following a methodology similar to that used for deferred policy acquisition costs.

Auditing the amortization of deferred policy acquisition costs, deferred sales inducements and VOBA was especially challenging due to the complexity and high degree of judgment applied by management, including the need to involve an actuarial specialist, in determining estimated future gross profits. The estimate of future gross profits includes assumptions regarding premium payment and expense patterns, mortality, persistency and investment performance.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the amortization of deferred policy acquisition costs, deferred sales inducements and VOBA included the following procedures, among others:

a.Obtained an understanding, evaluated the design and tested the operating effectiveness of controls, including technology controls, over the Company’s inputs and processes utilized in estimating future gross profits and resulting amortization and the design and operating effectiveness of controls over the completeness and accuracy of the underlying source data
b.Tested the completeness and accuracy of the underlying data used in the actuarial analysis.
c.Engaged an actuarial specialist to evaluate the appropriateness of actuarial methods and assumptions utilized in the estimated gross profits used for amortization.

/s/BKD, LLP

We have served as the Company’s auditor since 2014.

Little Rock, Arkansas
March 16, 2021

NATIONAL WESTERN LIFE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2020 and 2019
(In thousands)

ASSETS	2020	2019

Investments:
Debt securities - held-to-maturity, at amortized cost (fair value: $0 and $7,407,703)	$—	7,106,245
Debt securities - available-for-sale, at fair value (cost: $9,874,543 and $3,206,120)	10,770,923	3,356,945
Mortgage loans, net of allowance for credit losses ($2,486 and $675)	332,521	272,422
Policy loans	74,083	80,008
Derivatives, index options	132,821	157,588
Equity securities, at fair value (cost: $12,069 and $16,894)	17,744	23,594
Other long-term investments	104,113	62,090

Total investments	11,432,205	11,058,892

Cash and cash equivalents	581,059	253,525
Deferred policy acquisition costs	382,080	723,972
Deferred sales inducements	43,845	104,359
Value of business acquired	162,968	138,071
Cost of reinsurance	102,840	—
Accrued investment income	88,323	93,298
Federal income tax receivable	10,408	—
Amounts recoverable from reinsurers	1,709,232	42,428
Other assets	135,310	138,902

Total assets	$14,648,270	12,553,447

See accompanying notes to Consolidated Financial Statements.

NATIONAL WESTERN LIFE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2020 and 2019
(In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY	2020	2019

LIABILITIES:
Future policy benefits:
Universal life and annuity contracts (Note 1)	$9,035,316	9,303,233
Traditional life reserves	898,103	838,738
Other policyholder liabilities	138,480	127,607
Funds withheld liability	1,697,591	—
Deferred Federal income tax liability (Note 1)	145,126	36,767
Federal income tax payable	—	3,748
Other liabilities	193,904	126,924

Total liabilities	12,108,520	10,437,017

COMMITMENTS AND CONTINGENCIES (Notes 5, 14, and 17)

STOCKHOLDERS' EQUITY (Note 12):
Common stock:
Class A - $0.01 par value; 7,500,000 shares authorized; 3,436,020 issued and outstanding in 2020 and 2019	34	34
Class B - $0.01 par value; 200,000 shares authorized, issued, and outstanding in 2020 and 2019	2	2
Additional paid-in capital	41,716	41,716
Accumulated other comprehensive income	395,421	60,108
Retained earnings (Note 1)	2,102,577	2,014,570

Total stockholders' equity	2,539,750	2,116,430

Total liabilities and stockholders' equity	$14,648,270	12,553,447

See accompanying notes to Consolidated Financial Statements.

NATIONAL WESTERN LIFE GROUP, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
For the Years Ended December 31, 2020, 2019 and 2018
(In thousands except per share amounts)

	2020	2019	2018

Premiums and other revenues:
Universal life and annuity contract charges	$145,405	149,721	155,205
Traditional life premiums	92,542	90,248	18,291
Net investment income	417,202	555,492	349,077
Other revenues	18,522	17,486	20,603
Net realized investment gains:
Total other-than-temporary impairment (“OTTI”) gains (losses)	5	(7,838)	12
Portion of OTTI (gains) losses recognized in other comprehensive income	(5)	(9)	(12)
Net OTTI losses recognized in earnings	—	(7,847)	—
Other net investment gains	21,071	14,088	8,423
Total net realized investment gains	21,071	6,241	8,423

Total revenues	694,742	819,188	551,599

Benefits and expenses:
Life and other policy benefits	131,337	137,342	65,297
Amortization of deferred policy acquisition costs and value of business acquired	140,503	116,802	114,771
Universal life and annuity contract interest	206,250	295,330	136,055
Other operating expenses	104,584	104,558	93,969

Total benefits and expenses	582,674	654,032	410,092

Earnings before Federal income taxes	112,068	165,156	141,507

Federal income taxes	19,756	33,540	24,749

Net earnings	$92,312	131,616	116,758

Basic Earnings Per Share:
Class A	$26.11	37.22	33.02
Class B	$13.05	18.61	16.51

Diluted Earnings Per Share:
Class A	$26.11	37.22	33.02
Class B	$13.05	18.61	16.51

See accompanying notes to Consolidated Financial Statements.

NATIONAL WESTERN LIFE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2020, 2019 and 2018
(In thousands)

	2020	2019	2018

Net earnings	$92,312	131,616	116,758

Other comprehensive income (loss), net of effects of deferred costs and taxes:
Unrealized gains (losses) on securities:
Net unrealized holding gains (losses) arising during period	352,561	96,954	(56,818)
Net unrealized liquidity gains (losses)	6	3	2
Reclassification adjustment for net amounts included in net earnings	(4,485)	3,997	(2,718)

Net unrealized gains (losses) on securities	348,082	100,954	(59,534)

Foreign currency translation adjustments	15	524	1,354

Benefit plans:
Amortization of net prior service cost and net gain (loss)	(12,784)	(4,355)	11,298

Other comprehensive income (loss)	335,313	97,123	(46,882)

Comprehensive income (loss)	$427,625	$228,739	69,876

See accompanying notes to Consolidated Financial Statements.

NATIONAL WESTERN LIFE GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2020, 2019 and 2018
(In thousands)

	2020	2019	2018

Common stock:
Balance at beginning of period	$36	36	36
Shares exercised under stock option plan	—	—	—

Balance at end of period	36	36	36

Additional paid-in capital:
Balance at beginning of period	41,716	41,716	41,716
Shares exercised under stock option plan	—	—	—

Balance at end of period	41,716	41,716	41,716

Accumulated other comprehensive income (loss):
Unrealized gains (losses) on non-impaired securities:
Balance at beginning of period	70,665	(30,286)	33,664
Change in unrealized gains (losses) during period	348,076	100,951	(59,536)
Reclassification to retained earnings (see Note 1)	—	—	(4,414)

Balance at end of period	418,741	70,665	(30,286)

Unrealized losses on impaired held to maturity securities:
Balance at beginning of period	(4)	(7)	(10)
Amortization	4	7	9
Change in shadow deferred policy acquisition costs	(2)	(4)	(6)
Disposals of previously impaired securities	2	—	—

Balance at end of period	—	(4)	(7)

Unrealized losses on impaired available for sale securities:
Balance at beginning of period	(2)	(2)	(1)
Other-than-temporary impairments, non-credit, net of tax	—	—	—
Change in shadow deferred policy acquisition costs	—	—	(1)
Cumulative change in accounting principle (see Note 1)	2	—	—

Balance at end of period	—	(2)	(2)

		(Continued on Next Page)

NATIONAL WESTERN LIFE GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2020, 2019 and 2018
(In thousands)

	2020	2019	2018

Foreign currency translation adjustments:
Balance at beginning of period	5,101	4,577	3,223
Change in translation adjustments during period	15	524	1,354

Balance at end of period	5,116	5,101	4,577

Benefit plan liability adjustment:
Balance at beginning of period	(15,652)	(11,297)	(22,595)
Amortization of net prior service cost and net gain, net of tax	(12,784)	(4,355)	11,298

Balance at end of period	(28,436)	(15,652)	(11,297)

Accumulated other comprehensive income (loss) at end of period	395,421	60,108	(37,015)

Retained earnings:
Balance at beginning of period (1)	2,014,570	1,884,227	1,776,141
Reclassification from accumulated other comprehensive income (loss) (see Note 1)	(3,032)	—	4,414
Net earnings	92,312	131,616	116,758
Stockholder dividends	(1,273)	(1,273)	(1,273)

Balance at end of period	2,102,577	2,014,570	1,896,040

Total stockholders' equity	$2,539,750	2,116,430	1,900,777

(1) The 2019 beginning balance was revised by $11.8 million. See Note (1).

See accompanying notes to Consolidated Financial Statements.

NATIONAL WESTERN LIFE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2020, 2019 and 2018
(In thousands)

	2020	2019	2018

Cash flows from operating activities:
Net earnings	$92,312	131,616	116,758
Adjustments to reconcile net earnings to net cash provided by operating activities:
Universal life and annuity contract interest	206,250	295,330	136,055
Surrender charges and other policy revenues	(26,623)	(32,909)	(37,138)
Realized (gains) losses on investments	(21,071)	(6,241)	(8,423)
Accretion/amortization of discounts and premiums, investments	3,371	2,264	(424)
Depreciation and amortization	11,903	11,677	12,147
Increase (decrease) in estimated credit losses on investments	(2,027)	—	—
(Increase) decrease in value of equity securities	937	(4,051)	1,789
(Increase) decrease in value of derivatives	(14,754)	(123,207)	80,004
(Increase) decrease in deferred policy acquisition and sales inducement costs, and value of business acquired	82,897	69,176	43,479
(Increase) decrease in accrued investment income	4,975	9,157	480
(Increase) decrease in reinsurance recoverable	728	(7,512)	(5,851)
(Increase) decrease in other assets	(620)	(5,236)	(539)
Increase (decrease) in liabilities for future policy benefits	14,138	13,758	(12,474)
(Decrease) increase in other policyholder liabilities	10,873	(21,955)	7,685
(Decrease) increase in Federal income tax liability	(14,156)	21,580	(20,635)
Increase (decrease) in deferred Federal income tax	20,031	(25,294)	26,438
(Decrease) increase in other liabilities	3,907	876	(12,728)

Net cash provided by operating activities	373,071	329,029	326,623

Cash flows from investing activities:
Proceeds from sales of:
Debt securities held-to-maturity	—	—	—
Debt securities available-for-sale	—	87,298	28,098
Other investments	9,198	30,082	4,433
Proceeds from maturities, redemptions, and prepayments of:
Debt securities held-to-maturity	960,360	700,759	437,311
Debt securities available-for-sale	334,397	295,026	195,874
Other investments	13,715	6,263	2,027
Derivatives, index options	106,451	52,768	191,031
Property and equipment	—	—	8

		(Continued on Next Page)

NATIONAL WESTERN LIFE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2020, 2019 and 2018
(In thousands)

	2020	2019	2018

Purchases of:
Debt securities held-to-maturity	(544,092)	(257,928)	(472,224)
Debt securities available-for-sale	(297,998)	(187,570)	(264,999)
Equity securities	(1,395)	(1,342)	(2,442)
Derivatives, index options	(62,568)	(77,381)	(86,692)
Other investments	(52,944)	(7,315)	(8,314)
Property, equipment, and other productive assets	(12,106)	(2,844)	(3,138)
Payment to acquire businesses, net of cash acquired	—	(189,121)	—
Principal payments on mortgage loans	14,814	47,755	35,159
Cost of mortgage loans acquired	(80,220)	(121,420)	(29,884)
(Increase) decrease in policy loans	5,925	2,844	1,681

Net cash provided by (used in) investing activities	393,537	377,874	27,929

Cash flows from financing activities:
Dividends on common stock	(1,273)	(1,273)	(1,273)
Deposits to account balances for universal life and annuity contracts	501,867	405,236	560,583
Return of account balances on universal life and annuity contracts	(939,309)	(989,980)	(1,001,224)
Borrowings under line of credit agreement	—	75,000	—
Principal payments on line of credit borrowings	—	(75,000)	—
Principal payments under finance lease obligation	(378)	—	—

Net cash provided by (used in) financing activities	(439,093)	(586,017)	(441,914)

Effect of foreign exchange	19	663	1,714

Net increase (decrease) in cash, cash equivalents, and restricted cash	327,534	121,549	(85,648)
Cash, cash equivalents, and restricted cash at beginning of year	253,525	131,976	217,624

Cash, cash equivalents, and restricted cash at end of year	$581,059	253,525	131,976

NATIONAL WESTERN LIFE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2020, 2019 and 2018
(In thousands)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$75	271	40
Income taxes	$13,980	37,153	19,202

Noncash operating activities:
Net deferral and amortization of sales inducements	$(12,464)	(17,195)	(12,753)
Establishment of funds withheld liability (see Note 5)	$1,697,591	—	—
Deferred cost of reinsurance (see Note 5)	$102,840	—	—

Noncash investing activities:
Contingent consideration to acquire businesses	$—	3,700	—
Exchange of debt securities available for sale for equity securities	$—	2,452	—
Exchange of debt securities available for sale	$—	782	—

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

The accompanying Consolidated Financial Statements include the accounts of NWLGI and its wholly owned subsidiaries: National Western, Regent Care San Marcos Holdings, LLC, NWL Services, Inc., and N.I.S. Financial Services, Inc. ("NIS"). National Western's wholly owned subsidiaries include The Westcap Corporation, NWL Financial, Inc., NWLSM, Inc., Braker P III, LLC, and Ozark National Life Insurance Company ("Ozark National"). The 2019 results of operations for Ozark National and NIS include their respective business activity subsequent to their acquisition effective January 31, 2019 and all references herein to results for 2019 refer to their eleven month activity February 1, 2019 through December 31, 2019. All significant intercorporate transactions and accounts have been eliminated in consolidation.

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates in the accompanying Consolidated Financial Statements include (1) liabilities for future policy benefits, (2) valuation of derivative instruments, (3) recoverability and amortization of deferred policy acquisition costs ("DPAC"), deferred sales inducements ("DSI") and the value of business acquired ("VOBA"), (4) valuation allowances for deferred tax assets, (5) goodwill, (6) allowances for credit losses and, prior to January 1, 2020, other-than-temporary impairment losses on debt securities, (7) commitments and contingencies, and (8) allowance for credit losses for mortgage loans and real estate. During the year ended December 31, 2019, the Company incorporated accounting estimates for business combinations, value of business acquired, and fair value measurement as a result of its acquisition of Ozark National and NIS.

The table below shows the unrealized gains and losses on available-for-sale securities that were reclassified out of accumulated other comprehensive income for the years ended December 31, 2020, 2019 and 2018.

Affected Line Item In the Consolidated Statements of Earnings	Amount Reclassified from Accumulated Other Comprehensive Income
	Years Ended December 31,
	2020	2019	2018
	(In thousands)

Other net investment gains (losses)	$5,677	2,787	3,441
Net OTTI losses recognized in earnings	—	(7,847)	—
Earnings before Federal income taxes	5,677	(5,060)	3,441
Federal income taxes	1,192	(1,063)	723

Net earnings	$4,485	(3,997)	2,718

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Investments

Fixed Maturities and Equity Securities

Historically, investments in debt securities the Company purchased with the intent to hold to maturity were classified as securities held-to-maturity and were reported at amortized cost (less declines in fair value that were deemed other-than-temporary). Effective December 31, 2020, the Company entered into a funds withheld reinsurance agreement under which certain securities were required to be reclassified from held-to-maturity to available-for-sale given a change in intent with respect to these securities by the reinsurer. Given this occurrence, it was determined that the held-to maturity classification of the other remaining held-to-maturity securities was no longer appropriate. Accordingly, all other debt securities previously classified as held-to-maturity were transferred at their fair value to available-for-sale as of December 31, 2020.

Investments in debt securities classified as securities available-for-sale are reported in the accompanying Consolidated Financial Statements at fair value. Valuation changes resulting from changes in the fair value of the securities are reflected as a component of Stockholders' Equity in Accumulated other comprehensive income. These unrealized gains or losses in stockholders' equity are reported net of taxes and adjustments to deferred policy acquisition costs.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As further disclosed under Accounting Standards and Changes in Accounting in this note, the Company adopted new accounting guidance for debt securities in the held-to-maturity category as of January 1, 2020. The Company employed a cohort cumulative loss rate method in estimating current expected credit losses with respect to its held-to-maturity debt securities. This method applies publicly available industry wide statistics of default incidence by defined segmentations of debt security investments combined with future assumptions regarding economic conditions (i.e. GDP forecasts) both in the near term and the long term. The Company utilized Moody's loss rates by industry type and credit ratings and applied them to each major bond category. These bond categories were further segmented by credit ratings and by maturities of two years and less and more than two years.

The Company determines current expected credit losses for available-for-sale debt securities in accordance with FASB ASC Subtopic 326-30 when fair value is less than amortized cost, interest payments are missed and the security is experiencing credit issues. Provisions to and releases from the allowance for credit losses are recorded in net investment income in the Condensed Consolidated Statements of Earnings.

Previous accounting guidance required the Company to review its portfolio for potential other-than-temporary impairments which would require that affected securities be written down to an adjusted cost basis with the amount of the writedown recorded as part of net realized gains and losses in the Consolidated Statements of Earnings. Under this previous guidance, the Company reviewed its investment portfolio for market value changes to identify changes caused by issuer credit deterioration, changes in market interest rates and changes in economic conditions. If this review indicated a decline in fair value that was other-than-temporary, the Company’s carrying amount in the investment was reduced to its estimated fair value as an other-than-temporary impairment ("OTTI").  In accordance with GAAP guidance the estimated credit versus non-credit components of the OTTI were bifurcated. The credit component was recorded in earnings and resulted in the establishment of a new cost basis for the security. The non-credit component was reclassified as unrealized loss in Other comprehensive income. The Company would not recognize impairment of securities due to changing of interest rates or market dislocations unless the Company had the intent to sell the securities prior to recovery or maturity.

The Company considered a number of factors in determining whether the impairment was other-than-temporary. These included, but were not limited to:  1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline in fair value, 4) the intent and ability to hold the investment until recovery, 5) the time period during which the decline had occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer.  Management performed a security-by-security review in evaluating the need for any other-than-temporary impairments.  Although no set formula was used in this process, the investment performance, collateral position, and continued viability of the issuer were significant measures considered.

Equity securities, common and non-redeemable preferred stocks are reported at fair value with changes in fair value included in net investment income in the Consolidated Statement of Earnings.

Alternative Investments

The Company invests in certain non-fixed income, alternative investments in the form of limited partnerships or similar legal structures (i.e. investment funds). The Company does not have a controlling interest and is not the primary beneficiary for any of its alternative investments; accordingly, these investments are accounted for using the equity method of accounting where the cost is recorded as an investment in the fund. Adjustments to the carrying amount reflect the pro rata ownership percentage of the operating results as indicated by the net asset value in the investment fund financial statements, which can be done on a lag of up to three months when investee information is not received in a timely manner. Alternative investments are reported in other long-term investments in the Consolidated Balance Sheets. The proportionate share of investment fund income is reported as a component of Net realized investment gains in the Consolidated Statements of Earnings.

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

Although there is credit risk in the event of nonperformance by counterparties to the index options, the Company does not expect any counterparties to fail to meet their obligations, given their high credit ratings. In addition, credit support agreements are in place with all counterparties for option holdings in excess of specific limits, which further reduces the Company's credit exposure.  At December 31, 2020 and 2019, the fair value of index options owned by the Company totaled $132.8 million and $157.6 million, respectively. Of these amounts, $71.0 million and $80.7 million represent unrealized gains and losses on the options held at December 31, 2020 and 2019, respectively.

Additionally, effective December 31, 2020, the Company is a party to a coinsurance funds withheld reinsurance agreement under which identified assets are maintained in a funds withheld account but the interest and credit risk of these assets has been transferred to the reinsurer, representing a total return swap with a floating rate leg. Accordingly the Company bifurcates the embedded derivative from the host contract in accordance with ASC 815-15. The fair value of the embedded derivative funds withheld liability is computed as the unrealized gain (loss) on the underlying funds withheld assets and is included in the funds withheld liability on the Consolidated Balance Sheets, with changes in the fair value of embedded derivatives reported in the net realized investment gains in the Consolidated Statements of Earnings. Contributions to and withdrawals from the funds withheld liability are reported in operating activities in the Consolidated Statements of Cash Flows. The value of the embedded derivative at December 31, 2020 was $0 million.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As further disclosed under Accounting Standards and Changes in Accounting in this note, effective January 1, 2020, the Company implemented FASB ASU 2016-13, Financial Instruments-Credit Losses, which revises the credit loss recognition criteria for mortgage loans replacing the existing incurred loss recognition model with an expected loss recognition model (“CECL”). The objective of the CECL model is for the reporting entity to recognize its estimate of current expected credit losses for affected financial assets in a valuation allowance deducted from the amortized cost basis of the related financial assets that results in presenting the net carrying value of the financial assets at the amount expected to be collected. For mortgage loan investments the Company is using the Weighted Average Remaining Maturity ("WARM") method, which uses an average annual charge-off rate applied to each mortgage loan risk category. The WARM method is also used to calculate the CECL allowance on unfunded mortgage loan commitments. The CECL allowance on unfunded mortgage loan commitments is reported in other liabilities in the Consolidated Balance Sheets, with changes in the CECL allowance related to unfunded commitments recorded through Other operating expenses in the Consolidated Statements of Earnings.

Prior to January 1, 2020, impaired loans were those loans where it is probable that all amounts due according to contractual terms of the loan agreement would not be collected. The Company identified these loans through its normal loan review procedures. Impaired loans included: 1) nonaccrual loans, 2) loans which were 90 days or more past due, unless they were well secured and were in the process of collection, and 3) other loans which management believed were impaired.  Impaired loans were measured based on: 1) the present value of expected future cash flows discounted at the loan's effective interest rate, 2) the loan's observable market price, or 3) the fair value of the collateral if the loan is collateral dependent. When the Company had loans considered impaired substantially all were measured at the fair value of the collateral. In limited cases, the Company used other methods to determine the level of impairment of a loan if such loan was not collateral dependent. Mortgage loans were placed on non-accrual status if there were concerns regarding the collectability of future payments. Interest income on non-performing loans is generally recognized on a cash basis. Once mortgage loans are classified as nonaccrual loans, the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan has been restructured such that the collection of interest is considered likely.

Accrued Investment Income

The accrual of investment income on invested assets is discontinued when it is determined that it is probable that the income will not be collected.

Realized Gains and Losses on Investments

Realized gains and losses for securities available-for-sale and securities held-to-maturity are included in earnings and are derived using the specific identification method for determining the cost of securities sold or called.  Prepayment penalty fees received from issuers that call their securities before maturity are excluded from the calculation of realized gain or loss and are included as a component of investment income. After an OTTI write down of fixed maturities due to a credit-only impairment, the cost basis is not adjusted for subsequent recoveries in fair value. For fixed maturities for which a reasonable estimate of future cash flows are available after a write down, the discount or reduced premium recorded, based on the new cost basis, is amortized over the remaining life of the security. Amortization in this instance is computed using the prospective method and the current estimate of the amount and timing of future cash flows.

Fair Values

Fair values of equity securities are based on quoted market prices in active markets when available. Fair values of fixed maturities are based on market prices in the fixed income markets. Fair values of derivative investments are based on the latest counterparty model market prices. Items not readily marketable are generally based on values that are representative of the fair values of comparable issues. Fair values for all securities are reviewed for reasonableness by considering overall market conditions and values for similar securities. See Note (4) Fair Values of Financial Instruments for more information on fair value policies, including assumptions and the amount of securities priced using the valuation models.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In accordance with GAAP guidance, the Company must also write off deferred policy acquisition costs and unearned revenue liabilities upon internal replacement of certain contracts as well as annuitizations of deferred annuities. All insurance and investment contract modifications and replacements are reviewed to determine if the internal replacement results in a substantially changed contract. If so, the acquisition costs, sales inducements and unearned revenue associated with the new contract are deferred and amortized over the lifetime of the new contract. In addition, the existing deferred policy acquisition costs, sales inducement costs and unearned revenue balances associated with the replaced contract are written off. If an internal replacement results in a substantially unchanged contract, the acquisition costs, sales inducements and unearned revenue associated with the new contract are immediately recognized in the period incurred. In addition, the existing deferred policy acquisition costs, sales inducement costs or unearned revenue balance associated with the replaced contract are not written off, but instead are carried over to the new contract.

Amortization of DPAC and DSI is reviewed each year and adjusted retrospectively through an unlocking process when estimates of current or future gross profits/margins (including the impact of investment gains and losses) to be realized from a group of products are revised.

The value of insurance in force business acquired ("VOBA") is a purchase accounting convention for life insurance companies in business combinations based upon an actuarial determination of the difference between the fair value of policy liabilities acquired and the same policyholder liabilities measured in accordance with the acquiring company's accounting policies. The difference, referred to as VOBA, is an intangible asset subject to periodic amortization. It represents the portion of the purchase price allocated to the value of the rights to receive future cash flows from the business in force at the acquisition date. The Company began performing recoverability testing of value business acquired in 2020. Refer to Note (7) Business Combinations for more information.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reinsurance

The Company cedes insurance and investment contracts under a coinsurance with funds withheld arrangement, following reinsurance accounting for transactions that provides indemnification against loss or liability relating to insurance risk. To meet risk transfer requirements, a reinsurance agreement must transfer insurance risk arising from uncertainties about both underwriting and timing risks. Cessions under reinsurance do not discharge the Company's obligations as the primary insurer. Assets and liabilities are presented on a gross basis on the Consolidated Balance Sheets. The funds withheld consist of a segregated portfolio of cash and invested assets which is sufficient to support the current balance of statutory reserves. The fair value of the funds withheld is recorded as a funds withheld liability and any excess or shortfall in relation to statutory reserves is settled periodically. Refer to Note (5) Reinsurance for more information.

Other Assets

Other assets include property and equipment, primarily comprised of capitalized software costs, furniture and equipment and leasehold improvements, which are reported at cost less allowances for depreciation and amortization. Costs incurred in the preliminary stages of developing internal-use software as well as costs incurred post-implementation for maintenance are expensed. Capitalization of internal-use software costs occurs after management has authorized the project and it is probable that the software will be used as intended. Amortization of software costs begins after the software has been placed in production. Depreciation and amortization expense is computed primarily using the straight-line method over the estimated useful lives of the assets, which range from 3 to 39 years. Leasehold improvements are amortized over the lesser of the economic useful life of the improvement or the term of the lease. Capitalized software, property, and equipment had a carrying value of $155.9 million at December 31, 2020 and $153.6 million at December 31, 2019, and accumulated depreciation and amortization of $72.6 million at December 31, 2020 and $62.5 million at December 31, 2019. Depreciation and amortization expense for capitalized software, furniture and equipment, and leasehold improvements was $11.9 million, $10.7 million, and $11.1 million in 2020, 2019, and 2018, respectively.

Other assets also include goodwill at December 31, 2020 and 2019 of $13.9 million related to the excess of the amounts paid to acquire companies over the fair value of other net tangible and intangible assets acquired. It represents the future economic benefits arising from assets acquired and liabilities assumed that could not be individually identified. Goodwill is not amortized but is subject to annual impairment analysis at the same time each year or more frequently if indicators are present. The Company annually reviews its goodwill balance to determine if indicators suggest an impairment may have occurred and would suggest the value has declined below the carrying value of goodwill. Refer to Note (7) Business Combinations for further information concerning the determination of goodwill.

Other assets at December 31, 2020 and 2019 further include $8.2 million and $8.9 million, respectively, of identifiable intangible assets acquired in a business combination. These intangible assets include trademarks and trade names, internally developed software, and various insurance licenses. Identifiable intangible assets are being amortized using a straight-line method over their estimated useful lives.

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

Share-based Compensation

The Company accounts for share-based compensation under GAAP using liability accounting, and measures compensation cost using the fair value method at each reporting date. For stock appreciation rights, fair value is determined using an option pricing model that takes into account various information and assumptions including the Company's stock price, volatility, option price, vesting dates, exercise dates and projected lapses from forfeiture or termination.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Comprehensive Income

Comprehensive income includes net income, as well as other comprehensive income items not recognized through net income. Other comprehensive income includes unrealized gains and losses on available-for-sale securities as well as the underfunded obligations for certain retirement and postretirement benefit plans. These items are included in accumulated other comprehensive income, net of tax and other offsets, in stockholders’ equity. The changes in unrealized gains and losses reported in the Statement of Comprehensive Income (Loss), excludes net investment gains and losses included in net income that represent transfers from unrealized to realized gains and losses. These transfers are further discussed in Note (2) Investments. The components of the underfunded obligation for certain retirement and postretirement benefit plans are provided in Note (14) Pension and Other Postretirement Plans.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. For example, significant estimates and assumptions are utilized in the valuation of investments, determination of credit losses and impairments of investments, recoverability and amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired, calculation of policyholder liabilities and accruals and determination of pension expense. It is reasonably possible that actual experience could differ from the estimates and assumptions utilized, which could have a material impact on the Consolidated Financial Statements.

Accounting Standards and Changes in Accounting

Recent accounting pronouncements not yet adopted

In August 2018, the FASB issued ASU 2018-12 Financial Services-Insurance (Topic 944) - Targeted Improvements to the Accounting for Long-Duration Contracts ("LDTI"). This update is aimed at improving the Codification as it relates to long-duration contracts which will improve the timeliness of recognizing changes in the liability for future policy benefits, simplify accounting for certain market-based options, simplify the amortization of deferred acquisition costs, and improve the effectiveness of required disclosures. Amendments include the following:

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

In November 2020, the FASB released ASU 2020-11 Financial Services – Insurance (Topic 944). The amendments in this Update deferred the effective date of adoption of ASU 2018-12 for all entities by one year. In particular, for public business entities, LDTI was made effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. During 2020, the Company performed a preliminary gap analysis, created a roadmap, and gathered data for implementation of this standard by the effective date. The Company is currently evaluating the impact of the new guidance on the Company's Consolidated Financial Statements.

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

Accounting pronouncements adopted
In June 2016, the FASB released ASU 2016-13, Financial Instruments-Credit Losses, which revises the credit loss recognition criteria for certain financial assets measured at amortized cost. The new guidance replaces the existing incurred loss recognition model with an expected loss recognition model (“CECL”). The objective of the CECL model is for the reporting entity to recognize its estimate of current expected credit losses for affected financial assets in a valuation allowance deducted from the amortized cost basis of the related financial assets that results in presenting the net carrying value of the financial assets at the amount expected to be collected. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The amendments in this Update add clarification and correction to ASU 2016-13 around accrued interest, transfers between classifications or categories for loans and debt securities, consideration of recoveries in estimating allowances, reinsurance recoveries, consideration of prepayments and estimated costs to sell when foreclosure is probable. In November, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. The amendments in this Update add clarification and correction to ASU 2016-13 around expected recoveries for purchased financial assets with credit deterioration, transition relief for troubled debt restructurings, disclosures related to accrued interest receivables, and financial assets secured by collateral maintenance provisions. The guidance for these pronouncements was effective for interim and annual periods beginning after December 15, 2019, and for most affected instruments must be adopted using a modified retrospective approach, with a cumulative effect adjustment recorded to beginning retained earnings. Effective January 1, 2020, the Company adopted the expected loss recognition model related to mortgage loans, debt securities held to maturity and reinsurance recoverable using a modified retrospective approach. The change in accounting, net of tax, of $3.0 million was recorded as a charge to retained earnings in the first quarter of 2020 reflecting initial allowance for estimated credit losses balances of $1.2 million on mortgage loans and $3.3 million on debt securities held to maturity. The estimated credit losses for the reinsurance recoverable were immaterial to the financial statements, but are monitored on a quarterly basis for any changes. Refer to Note (2) Investments for more information. Certain disclosures required by ASU 2016-13 are not included in the Consolidated Financial Statements as the impact of this standard was not material.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)  INVESTMENTS

(A)  Investment Income

The major components of net investment income are as follows:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)

Gross investment income:
Debt and equity securities	$373,479	403,372	399,645
Mortgage loans	13,162	12,595	12,066
Policy loans	3,361	3,539	3,185
Derivative gains (losses)	14,754	123,207	(80,004)
Short term investments	2,160	2,974	2,249
Other investment income	12,698	13,057	13,289

Total investment income	419,614	558,744	350,430
Less investment expenses	2,412	3,252	1,353

Net investment income	$417,202	555,492	349,077

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

The Company targets a minimum specified yield on mortgage loan investments determined by reference to currently available debt security instrument yields plus a desired amount of incremental basis points.  During the past several years, the low interest rate environment, a competitive marketplace, and in 2020 the COVID-19 pandemic, resulted in fewer loan opportunities being available that met the Company's required rate of return. Mortgage loans originated by the Company totaled $80.2 million and $121.4 million for the years 2020 and 2019, respectively.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans in foreclosure, loans considered impaired or loans past due 90 days or more are placed on a non-accrual status.  If a mortgage loan is determined to be on non-accrual status, the mortgage loan does not accrue any revenue into the Consolidated Statements of Earnings. The loan is independently monitored and evaluated as to potential impairment or foreclosure. If delinquent payments are made and the loan is brought current, then the Company returns the loan to active status and accrues income accordingly. The Company has no loans past due 90 days which are accruing interest. In 2020, the pandemic crisis caused various mortgage loan borrowers to request a temporary forbearance of principal payments on loans for a period of three to nine months. During 2020, there were eight loans representing an aggregate principal balance of $29.2 million with borrowers meeting specified criteria of the Company that forbearance terms were agreed to. At December 31, 2020, only one of these loans with a principal balance of $4.7 million remained in forbearance.

The Company held net investments in mortgage loans, after allowances for credit losses, totaling $332.5 million and $272.4 million at December 31, 2020 and 2019, respectively.  The diversification of the portfolio by geographic region, property type, and loan-to-value ratio was as follows:

	December 31, 2020		December 31, 2019
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Geographic Region:
West South Central	$201,501	60.1	$191,089	70.0
East North Central	16,478	4.9	17,248	6.3
South Atlantic	51,857	15.5	35,698	13.1
East South Central	27,590	8.2	8,063	2.9
West North Central	12,423	3.7	12,505	4.6
Pacific	6,228	1.9	6,436	2.4
Middle Atlantic	1,975	0.6	2,058	0.7
Mountain	16,955	5.1	—	—
Gross balance	335,007	100.0	273,097	100.0

Allowance for credit losses	(2,486)	(0.7)	(675)	(0.2)

Totals	$332,521	99.3	$272,422	99.8

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2020		December 31, 2019
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Property Type:
Retail	$92,173	27.5	$91,790	33.6
Office	111,735	33.3	95,362	34.9
Storage facility	53,591	16.0	30,619	11.2
Industrial	29,131	8.7	5,733	2.1
Hotel	8,372	2.5	8,997	3.3
Land/lots	4,680	1.4	4,829	1.8
Apartments	29,743	8.9	30,000	11.0
All other	5,582	1.7	5,767	2.1
Gross balance	335,007	100.0	273,097	100.0

Allowance for credit losses	(2,486)	(0.7)	(675)	(0.2)

Totals	$332,521	99.3	$272,422	99.8

	December 31, 2020		December 31, 2019
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Loan-to-Value Ratio (1):
Less than 50%	$66,635	19.9	$52,778	19.3
50% to 60%	64,536	19.3	56,929	20.8
60% to 70%	153,414	45.8	117,377	43.0
70% to 80%	50,422	15.0	46,013	16.9
80% to 90%	—	—	—	—
Gross balance	335,007	100.0	273,097	100.0

Allowance for credit losses	(2,486)	(0.7)	(675)	(0.2)

Totals	$332,521	99.3	$272,422	99.8

(1)  Loan-to-Value Ratio is determined using the most recent appraised value. Appraisals are required at the time of funding and may be updated if a material change occurs from the original loan agreement.

All mortgage loans are analyzed quarterly in order to monitor the financial quality of these assets. Based on ongoing monitoring, mortgage loans with a likelihood of becoming delinquent are identified and placed on an internal “watch list.” Among the criteria that would indicate a potential problem include: major tenant vacancies or bankruptcies, late payments, and loan relief/restructuring requests. The mortgage loan portfolio is analyzed for the need for a valuation allowance on any loan that is on the internal watch list, in the process of foreclosure or that currently has a valuation allowance.

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

As disclosed in Note (1) Summary of Significant Accounting Policies, the Company adopted new accounting guidance for credit loss recognition criteria for certain financial assets, including mortgage loans. For mortgage loan investments the Company employed the Weighted Average Remaining Maturity ("WARM") method in estimating current expected losses with respect to mortgage loan investments as of January 1, 2020 and each succeeding calendar quarter-end during 2020. The WARM method applies publicly available data of default incidence of commercial real estate properties by several defined segmentations combined with future assumptions regarding economic conditions (i.e. GDP forecasts) both in the near term and the long term. Under this new accounting guidance, at January 1, 2020 a balance of $1.2 million was recorded which incorporated the previous year-end balance under the prior accounting method. The adjustment resulted in a charge to retained earnings as a change in accounting, net of tax, of $0.4 million. Subsequent changes in the allowance for current expected credit losses were reported in net investment income in the Consolidated Statements of Earnings.

The following table represents the mortgage loan allowance for credit losses.

	Years Ended December 31,
	2020	2019
	(In thousands)

Mortgage Loans Allowance for Credit Losses:
Balance, beginning of the period	$675	675
Impact of adoption of new accounting guidance	504	—
Provision during the period	1,307	—
Releases	—	—

Balance, end of period	$2,486	675

The Company does not recognize interest income on loans past due 90 days or more. The Company had no mortgage loans past due six months or more at December 31, 2020, 2019 and 2018.  There was no interest income not recognized in 2020, 2019 or 2018.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The contractual maturities of mortgage loan principal balances at December 31, 2020 and 2019 were as follows:

	December 31, 2020		December 31, 2019
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Principal Balance by Contractual Maturity:
Due in one year or less	$4,208	1.3	$497	0.2
Due after one year through five years	60,826	18.1	34,306	12.5
Due after five years through ten years	154,787	46.1	142,477	52.1
Due after ten years through fifteen years	107,662	32.1	96,359	35.2
Due after fifteen years	7,977	2.4	—	—

Totals	$335,460	100.0	$273,639	100.0

The Company's direct investments in real estate investments are not a significant portion of its total investment portfolio. These investments totaled approximately $33.8 million at December 31, 2020 and $34.6 million at December 31, 2019, and consist primarily of income-producing properties which are being operated by a wholly owned subsidiary of National Western.  Included in the amount at December 31, 2020 and 2019 is a surface parking property owned by Ozark National which it contracts. The value of this real estate investment was appraised at $4.3 million at January 31, 2019 as part of the purchase accounting done as of that date. The Company’s real estate holdings are reflected in other long-term investments in the accompanying Consolidated Financial Statements. The Company records real estate at the lower of cost or fair value less estimated cost to sell, which is determined on an individual asset basis.  The Company recognized operating income on these properties of approximately $2.9 million, $2.9 million and $2.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. The Company had real estate investments that were non-income producing for the preceding twelve months totaling $0.4 million, $0.4 million, and $5.2 million at December 31, 2020, 2019 and 2018, respectively. The balance at December 31, 2018 includes the Company's former home office facility which was held for sale and sold during 2019.

Net real estate gains for the year ended December 31, 2020 were $2.7 million, and related to the sale of a property located in Travis County Texas. The net real estate gains for the year ended December 31, 2019 primarily pertain to the Company's sale of its nursing home operations in Reno, Nevada and San Marcos, Texas as well as a property sold located in Austin, Texas. The sale of the Reno nursing home included a gain of $5.7 million realized on the sale of the land and building associated with the operation. The sale of the San Marcos nursing home recorded a loss of $(2.0) million associated with the sale of the land and building of this operation. The sale of the Company's prior home office realized a gain on the sale of $3.2 million. The net realized investment gain in 2018 was on a sale of previously occupied home office property located in Austin, Texas adjoining the property sold in 2019.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(C)  Debt Securities

The table below presents amortized costs and fair values of debt securities available-for-sale at December 31, 2020.

	Debt Securities Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
	(In thousands)

Debt securities:
US government agencies	$72,945	2,496	—	75,441	—
US treasury	3,152	126	—	3,278	—
States and political subdivisions	528,266	37,909	(86)	566,089	—
Foreign governments	11,115	334	—	11,449	—
Public utilities	831,990	77,920	—	909,910	—
Corporate	7,376,104	727,470	(4,601)	8,098,973	—
Commercial mortgage-backed	30,108	1,363	—	31,471	—
Residential mortgage-backed	902,974	50,970	(156)	953,788	—
Asset-backed	117,889	2,635	—	120,524	—

Totals	$9,874,543	901,223	(4,843)	10,770,923	—

The table below presents amortized costs and fair values of debt securities held-to-maturity at December 31, 2019.

	Debt Securities Held-to-Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
U.S. agencies	$100,910	1,686	—	102,596
U.S. Treasury	3,782	140	—	3,922
States and political subdivisions	431,433	19,440	(84)	450,789
Foreign governments	1,144	55	—	1,199
Public utilities	888,444	36,638	(83)	924,999
Corporate	4,607,826	212,281	(718)	4,819,389
Commercial mortgage-backed	3,032	52	—	3,084
Residential mortgage-backed	1,066,899	32,706	(716)	1,098,889
Asset-backed	2,775	62	(1)	2,836

Totals	$7,106,245	303,060	(1,602)	7,407,703

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents amortized costs and fair values of debt securities available-for-sale at December 31, 2019.

	Debt Securities Available-for-Sale
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

The Company held below investment grade debt securities totaling $303.5 million and $83.7 million at December 31, 2020 and 2019, respectively. These amounts represent 2.7% and 0.8% of total invested assets for December 31, 2020 and 2019, respectively. Below investment grade holdings are the result of credit rating downgrades subsequent to purchase, as the Company only invests in high quality securities with ratings quoted as investment grade. Below investment grade securities generally have greater default risk than higher rated corporate debt. The issuers of these securities are usually more sensitive to adverse industry or economic conditions than are investment grade issuers.

For the year ended December 31, 2020, the Company recorded net realized gains totaling $21.1 million related to the disposition of investment securities and real estate.  For the years ended December 31, 2019 and 2018, the Company recorded net realized gains totaling $6.2 million and $8.4 million, respectively, related to disposition of securities.

Debt securities balances at December 31, 2020 and 2019 include Ozark National holdings of $0.0 million and $307.2 million in held-to-maturity and $811.6 million and $415.7 million in available-for-sale, respectively. As part of the acquisition of Ozark National effective January 31, 2019 the Company employed purchase accounting procedures in accordance with GAAP which revalued the acquired investment portfolio to their fair values as of the date of the acquisition. These fair values became the book values for Ozark National from that point going forward. Accordingly, unrealized gains and losses for the Ozark National debt securities represent the changes subsequent to the purchase accounting book values established at January 31, 2019.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the gross unrealized losses and fair values of the Company's available-for-sale investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2020.

	Debt Securities Available-For-Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
States and political subdivisions	$—	—	1,762	(86)	1,762	(86)
Public utilities	—	—	—	—	—	—
Corporate bonds	174,252	(3,836)	36,152	(765)	210,404	(4,601)
Residential mortgage-backed	—	—	500	(156)	500	(156)

Total	$174,252	(3,836)	38,414	(1,007)	212,666	(4,843)

The following table shows the gross unrealized losses and fair values of the Company's held-to-maturity investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2019.

	Debt Securities Held-to-Maturity
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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the gross unrealized losses and fair values of the Company's available-for-sale investments by investment category, and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2019.

	Debt Securities Available-For-Sale
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

Unrealized losses decreased in 2020 from 2019 amounts primarily as a result of a decrease in market interest rate levels during 2020.

The amortized cost and fair value of investments in debt securities at December 31, 2020, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Debt Securities Available-for-Sale
	Amortized Cost	Fair Value
	(In thousands)

Due in 1 year or less	$686,634	695,720
Due after 1 year through 5 years	4,357,824	4,683,122
Due after 5 years through 10 years	2,441,991	2,755,827
Due after 10 years	1,337,123	1,530,471
	8,823,572	9,665,140

Mortgage and asset-backed securities	1,050,971	1,105,783

Total before allowance for credit losses	9,874,543	10,770,923

Allowance for credit losses	—	—

Total	$9,874,543	10,770,923

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company uses the specific identification method in computing realized gains and losses.  The table below details the nature of realized gains and losses, excluding impairments, during the year.

	Years Ended December 31,
	2020	2019	2018
	(In thousands)

Available-for-sale debt securities:
Realized gains on disposal	$5,677	3,798	3,447
Realized losses on disposal	—	(1,011)	(6)
Held-to-maturity debt securities:
Realized gains on redemption	12,734	4,390	3,208
Realized losses on redemption	(1)	—	—
Real estate	2,661	6,911	1,799
Mortgage loans	—	—	(25)
Other	—	—	—

Totals	$21,071	14,088	8,423

No sales were made out of the held-to-maturity portfolio in 2020, 2019 or 2018.

Except for the total U.S. government agency mortgage-backed securities held, the Company had no other investments in any entity in excess of 10.0% of stockholders' equity at December 31, 2020 or 2019.

As disclosed in Note (1) Summary of Significant Accounting Policies, the Company adopted new accounting guidance as of January 1, 2020 for credit loss recognition of certain financial assets, including debt securities classified in the held-to-maturity category. The Company employs a cohort cumulative loss rate method in estimating current expected credit losses with respect to its held-to-maturity debt securities. This method applies publicly available industry wide statistics of default incidence by defined segmentations of debt security investments combined with future assumptions regarding economic conditions (i.e. GDP forecasts) both in the near term and the long term. The Company utilizes Moody's loss rates by industry type and credit ratings and applies them to each major bond category. These bond categories are further segmented by credit ratings and by maturities of two years and less and more than two years. The following table presents the allowance for credit losses for December 31, 2020.

	December 31, 2020
	Debt Securities Held-to-Maturity	Debt Securities Available-for- Sale
	(In thousands)

Balance, beginning of period	$—	—
Impact of adoption of new accounting guidance	3,334	—
(Releases)/provision during period	(3,334)	—

Balance, end of period	$—	—

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Provisions to and releases from the allowance for credit losses are recorded in net investment income in the Consolidated Statements of Earnings. Previous accounting guidance required the Company to review its portfolio for potential other-than-temporary impairments which would require that affected securities be written down to an adjusted cost basis with the amount of the writedown recorded as part of net realized gains and losses in the Consolidated Statements of Earnings.

The Company determines current expected credit losses for available-for-sale debt securities in accordance with FASB ASC Subtopic 326-30 when fair value is less than amortized cost, interest payments are missed and the security is experiencing credit issues. At December 31, 2020, the Company performed additional analyses on certain available-for-sale securities whose market values were negatively impacted by the change in the economic environment precipitated by the COVID-19 pandemic crisis. Based on its review, the Company determined none of these investments required an allowance for credit loss at December 31, 2020. Under the previous guidance, debt securities were not considered to be other-than-temporarily impaired when a decline in market value was attributable to factors such as market volatility, liquidity, spread widening and credit quality in which it was anticipated that a recovery of all amounts due under the contractual terms of the security would occur and the Company had the intent and ability to hold the security until recovery or maturity. There was a $7.8 million other-than-temporary impairment recorded on a single debt security during the year ended December 31, 2019. The Company's operating procedures include monitoring the investment portfolio on an ongoing basis for any changes in issuer facts and circumstances that might lead to future need for a credit loss allowance.

(D)  Net Unrealized Gains (Losses)

Net unrealized gains (losses) on investment securities included in stockholders' equity at December 31, 2020 and 2019, are as follows:

	December 31,
	2020	2019
	(In thousands)

Gross unrealized gains	$901,222	153,417
Gross unrealized losses	(4,843)	(2,603)
Adjustments for:
Deferred policy acquisition costs and sales inducements	(366,327)	(61,372)
Deferred Federal income tax expense	(111,311)	(18,783)
	418,741	70,659

Net unrealized gains related to securities transferred to held-to-maturity	—	—

Net unrealized gains (losses) on investment securities	$418,741	70,659

(E)  Transfer of Securities

The Company reassessed its classification of its held-to-maturity portfolio as a result of a funds withheld coinsurance agreement entered into with a third party reinsurer. A portion of the transferred debt securities were added to a funds withheld account for which the reinsurer provides investment management services and does not intend to hold the securities until maturity. The Company determined that its continued classification of held-to-maturity debt securities was not appropriate. As a result, the entire portfolio of debt securities held-to-maturity with a fair value of $7.3 billion and amortized value of $6.7 billion were transferred into the available-for-sale portfolio at December 31, 2020. The unrealized gains on securities of $0.6 billion were reclassified into accumulated other comprehensive income at December 31, 2020. There were no transfers in 2019 or 2018 between the held-to-maturity, available-for-sale, or trading portfolios.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The tables below present the fair value of derivative instruments.

	December 31, 2020
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments:
Equity index options	Derivatives, Index Options	$132,821

Fixed-index products			Universal Life and Annuity Contracts	$161,351

Total		$132,821		$161,351

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2019
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments:
Equity index options	Derivatives, Index Options	$157,588

Fixed-index products			Universal Life and Annuity Contracts	$155,902

Total		$157,588		$155,902

The table below presents the effect of derivative instruments in the Consolidated Statements of Earnings for the years ended December 31, 2020, 2019 and 2018.

		Amount of Gain or (Loss) Recognized In Income on Derivatives
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized In Income on Derivatives	2020	2019	2018
		(In thousands)

Equity index options	Net investment income (loss)	$14,754	123,207	(80,004)

Fixed-index products	Universal life and annuity contract interest	(44,970)	(91,424)	66,335

		$(30,216)	31,783	(13,669)

The embedded derivative liability, the change of which is recorded in universal life and annuity contract interest in the Consolidated Statements of Earnings, includes projected interest credits that are offset by the expected collectability by the Company of asset management fees on fixed-index products. The anticipated asset management fees assumed to be collected increases or decreases based upon the most recent performance of index options and adds to or reduces the offset applied to the embedded derivative liability (increasing or decreasing contract interest expense). In the years ended December 31, 2020, 2019, and 2018, the change in the embedded derivative liability due to the expected collectability of asset management fees increased/(decreased) contract interest expense by $34.6 million, $(33.6) million, and $17.6 million, respectively. During 2020, the Company changed its budget for purchasing options to match the collection of asset management fees with the payoff from out of the money options, thereby removing the option premium currently being paid for the probability or expectation of collecting asset management fees ("out of the money" hedging). As the current one year options outstanding at December 31, 2020 expire and are replaced by out of the money hedges, the embedded derivative liability component due to the projected collectability of asset management fees will be eliminated.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available-for-sale	$10,770,923	—	10,770,923	—
Equity securities	17,744	17,744	—	—
Derivatives, index options	132,821	—	—	132,821

Total assets	$10,921,488	17,744	10,770,923	132,821

Policyholder account balances (a)	$161,351	—	—	161,351
Other liabilities (b)	6,202	—	—	6,202

Total liabilities	$167,553	—	—	167,553

	December 31, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available-for-sale	$3,356,945	—	3,356,945	—
Equity securities	23,594	23,594	—	—
Derivatives, index options	157,588	—	—	157,588
Other invested assets	2	2	—	—

Total assets	$3,538,129	23,596	3,356,945	157,588

Policyholder account balances (a)	$155,902	—	—	155,902
Other liabilities (c)	15,301	—	—	15,301

Total liabilities	$171,203	—	—	171,203

(a)  Represents the fair value of certain product-related embedded derivatives that were recorded at fair value.
(b)  Represents the liability for share-based compensation.
(c)  Represents the liability for share-based compensation and contingent consideration for businesses acquired.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides additional information about fair value measurements for which significant unobservable inputs (Level 3) were utilized to determine fair value.

	December 31, 2020
	Assets		Other Liabilities
	Derivatives, Index Options	Total Assets	Policyholder Account Balances	Share-based Comp	Contingent Consideration	Total Other Liabilities
	(In thousands)

Beginning balance, January 1, 2020	$157,588	157,588	155,902	11,225	4,076	171,203
Total realized and unrealized gains (losses):
Included in net earnings	14,754	14,754	44,970	(2,350)	(4,076)	38,544
Included in other comprehensive income	—	—	—	—	—	—
Purchases, sales, issuances and settlements, net:
Purchases	61,837	61,837	61,837	—	—	61,837
Sales	—	—	—	—	—	—
Issuances	—	—	—	164	—	164
Settlements	(101,358)	(101,358)	(101,358)	(2,837)	—	(104,195)
Transfers into (out of) Level 3	—	—	—	—	—	—

Balance at end of period	$132,821	132,821	161,351	6,202	—	167,553

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets/liabilities held at the end of the reporting period:
Net investment income	$70,984	70,984	—	—	—	—
Benefits and expenses	—	—	70,984	(2,350)	(4,076)	64,558

Total	$70,984	70,984	70,984	(2,350)	(4,076)	64,558

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2019
	Assets		Other Liabilities
	Derivatives, Index Options	Total Assets	Policyholder Account Balances	Share-based Comp	Contingent Consideration	Total Other Liabilities
	(In thousands)

Beginning balance, January 1, 2019	$14,684	14,684	44,781	11,923	—	56,704
Total realized and unrealized gains (losses):
Included in net earnings	123,207	123,207	91,424	2,306	376	94,106
Included in other comprehensive income	—	—	—	—	—	—
Purchases, sales, issuances and settlements, net:
Purchases	76,928	76,928	76,928	—	—	76,928
Sales	—	—	—	—	—	—
Issuances	—	—	—	115	3,700	3,815
Settlements	(57,231)	(57,231)	(57,231)	(3,119)	—	(60,350)
Transfers into (out of) Level 3	—	—	—	—	—	—

Balance at end of period	$157,588	157,588	155,902	11,225	4,076	171,203

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets/liabilities held at the end of the reporting period:
Net investment income	$80,724	80,724	—	—	—	—
Benefits and expenses	—	—	80,724	2,306	376	83,406

Total	$80,724	80,724	80,724	2,306	376	83,406

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the valuation method for financial assets and liabilities categorized as level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

	December 31, 2020
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(In thousands)

Assets:
Derivatives, index options	$132,821	Broker prices	Implied volatility	12.96% - 53.69% (20.70%)

Total assets	$132,821

Liabilities:
Policyholder account balances	$161,351	Deterministic cash flow model	Projected option cost	0.0% - 45.04% (3.27%)
Share based compensation	6,202	Black-Scholes model	Expected term	1.0 to 9.9 years
			Expected volatility	33.47%
Total liabilities	$167,553

	December 31, 2019
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(In thousands)

Assets:
Derivatives, index options	$157,588	Broker prices	Implied volatility	13.10% - 19.90% (15.25%)

Total assets	$157,588

Liabilities:
Policyholder account balances	$155,902	Deterministic cash flow model	Projected option cost	0.0% - 17.55% (3.14%)
Share based compensation	11,225	Black-Scholes model	Expected term	1.9 to 10 years
			Expected volatility	22.19%
Contingent consideration on businesses acquired	4,076	Probabilistic Method	Discount rate	10.0%
			Projected renewal premium	$57.2 - $82.4 million ($71.9)
Total liabilities	$171,203

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Realized gains (losses) on debt securities are reported in the Consolidated Statements of Earnings as net investment gains (losses) with liabilities reported as expenses. Unrealized gains (losses) on available-for-sale debt securities are reported as other comprehensive income (loss) within stockholders’ equity of the Consolidated Balance Sheets.

The fair value hierarchy classifications are reviewed each reporting period. Reclassification of certain financial assets and liabilities may result based on changes in the observability of valuation attributes. Reclassifications are reported as transfers into and out of Level 3 at the beginning fair value for the reporting period in which the changes occur.

GAAP defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. Fair value is based on an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The objective of a fair value measurement is to determine that price for each financial instrument at each measurement date. GAAP also establishes a hierarchical disclosure framework which prioritizes and ranks the level of market price observability used in measuring financial instruments at fair value. Market price observability is affected by a variety of factors including the type of instrument and the characteristics of instruments. Financial instruments with readily available active quoted prices or those for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. It is the Company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measures.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents, by pricing source and fair value hierarchy level, the Company’s assets that are measured at fair value on a recurring basis:

	December 31, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available-for-sale:
Priced by third-party vendors	$10,770,923	—	10,770,923	—
Priced internally	—	—	—	—
Subtotal	10,770,923	—	10,770,923	—

Equity securities:
Priced by third-party vendors	17,744	17,744	—	—
Priced internally	—	—	—	—
Subtotal	17,744	17,744	—	—

Derivatives, index options:
Priced by third-party vendors	132,821	—	—	132,821
Priced internally	—	—	—	—
Subtotal	132,821	—	—	132,821

Total	$10,921,488	17,744	10,770,923	132,821

Percent of total	100.0%	0.2%	98.6%	1.2%

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts and fair values of the Company's financial instruments are as follows:

	December 31, 2020
			Fair Value Hierarchy Level
	Carrying Values	Fair Values	Level 1	Level 2	Level 3
	(In thousands)

ASSETS
Debt securities, available-for-sale	$10,770,923	10,770,923	—	10,770,923	—
Cash and cash equivalents	581,059	581,059	581,059	—	—
Mortgage loans	332,521	348,175	—	—	348,175
Real estate	33,783	48,577	—	—	48,577
Policy loans	74,083	121,260	—	—	121,260
Other loans	23,396	23,691	—	—	23,691
Derivatives, index options	132,821	132,821	—	—	132,821
Equity securities	17,744	17,744	17,744	—	—
Life interest in Libbie Shearn Moody Trust	9,083	12,775	—	—	12,775
Other invested assets	4,513	22,580		—	22,580

LIABILITIES
Deferred annuity contracts	$6,662,730	5,192,663	—	—	5,192,663
Immediate annuity and supplemental contracts	412,526	467,538	—	—	467,538
Contingent consideration on businesses acquired	—	—	—	—	—

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2019
			Fair Value Hierarchy Level
	Carrying Values	Fair Values	Level 1	Level 2	Level 3
	(In thousands)

ASSETS
Debt securities, held-to-maturity	$7,106,245	7,407,703	—	7,407,703	—
Debt securities, available-for-sale	3,356,945	3,356,945	—	3,356,945	—

Cash and cash equivalents	253,524	253,524	253,524	—	—
Mortgage loans	272,422	270,931	—	—	270,931
Real Estate	34,588	57,204	—	—	57,204
Policy loans	80,008	123,650	—	—	123,650
Other loans	13,547	13,698	—	—	13,698
Derivatives, index options	157,588	157,588	—	—	157,588
Equity Securities	23,594	23,594	23,594	—	—
Life interest in Libbie Shearn Moody Trust	9,230	12,775	—	—	12,775
Other invested assets	197	16,182	2	—	16,180

LIABILITIES
Deferred annuity contracts (1)	$7,014,833	5,931,352	—	—	5,931,352
Immediate annuity and supplemental contracts	400,465	422,931	—	—	422,931
Contingent consideration on businesses acquired	4,076	4,076	—	—	4,076
(1) Revised for an adjustment related to reserve liabilities of $15.0 million. See Note (1).

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

(5)  REINSURANCE

National Western reinsures the risk on any one life in excess of $500,000. Total life insurance in force was $15.9 billion and $17.1 billion at December 31, 2020 and 2019, respectively. Of these amounts, life insurance in force totaling $3.5 billion and $3.7 billion was ceded to reinsurance companies on a yearly renewable term basis at December 31, 2020 and 2019, respectively. In accordance with these reinsurance contracts, reinsurance receivables, including amounts related to claims incurred but not reported and liabilities for future policy benefits, totaled $8.6 million and $20.7 million at December 31, 2020 and 2019, respectively. Premiums and contract revenues were reduced by $21.0 million, $21.1 million and $20.8 million for reinsurance premiums ceded during 2020, 2019 and 2018, respectively. Benefit expenses were reduced by $8.4 million, $22.0 million and $31.2 million, for reinsurance recoveries during 2020, 2019 and 2018, respectively.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to the above, on December 31, 2020, National Western entered into a Funds Withheld Coinsurance Agreement ("FWC Agreement") with Prosperity Life Assurance Limited ("Prosperity"), an unauthorized reinsurer organized under the Laws of Bermuda. Under the FWC Agreement, National Western ceded, on a coinsurance with funds withheld basis, a 100% quota share of contractual statutory reserve liabilities approximating $1.7 billion pertaining to a group of in force fixed rate and payout annuity contracts issued by the company on or before December 31, 2020, and paid to Prosperity a ceding commission of $48.0 million. At December 31, 2020, the Company held a reinsurance recoverable of $1.7 billion under the Agreement. The annuity statutory reserve liabilities that have been ceded to Prosperity are secured by the funds withheld assets and a comfort trust established by Prosperity under which National Western is the sole beneficiary. The funds withheld assets and the assets in the trust are required to remain at a value prescribed under the FWC Agreement which is sufficient to support the current balance of policy benefit liabilities of the ceded business on a statutory basis. If the value of the funds withheld assets and the comfort trust account assets were ever to be less than the prescribed amount under the FWC Agreement, Prosperity is required to deposit funds into the trust for the amount of any shortfall.

At December 31, 2020, the Company has recorded as an asset on the Consolidated Balance Sheet a deferred cost of reinsurance amount of $102.8 million associated with the funds withheld reinsurance transaction. This represents the amount of assets transferred at the closing date of the FWC Agreement (debt securities, policy loans, and cash) in excess of the GAAP liability ceded to Prosperity. This balance will be amortized going forward as a component of benefits and expenses commensurate with the runoff of the ceded block of funds withheld business.

Ozark National generally reinsures the risk on any one life in excess of $200,000. Total life insurance in force was $6.0 billion and $6.2 billion at December 31, 2020 and 2019, respectively. Of this amount, life insurance in force totaling $0.5 billion and $0.5 billion was ceded to reinsurance companies at December 31, 2020 and 2019, respectively. In accordance with the reinsurance contracts, reinsurance receivables, including amounts related to claims incurred but not reported and liabilities for future policy benefits, totaled $33.1 million and $21.7 million at December 31, 2020 and 2019, respectively. Premiums and contract revenues were reduced by $2.7 million and $2.5 million for reinsurance premiums ceded during 2020 and 2019, respectively. Benefit expenses were reduced by $2.6 million and $2.2 million for reinsurance recoveries during 2020 and 2019, respectively.

A contingent liability exists with respect to reinsurance, as the Company remains liable if the reinsurance companies are unable to perform and meet their obligations under the existing agreements. The Company does not assume reinsurance but Ozark National maintains a closed block of assumed reinsurance.

As discussed in Note (1) Summary of Significant Accounting Policies, the Company adopted ASU 2016-13 pertaining to the recognition and measurement of credit losses on most financial assets. For a reinsurance agreement to qualify for reinsurance accounting, it must meet certain risk transfer conditions that include the possibility of financial loss by the assuming reinsurer. The Company records, among other items, amounts recoverable under reinsurance agreements which is a financial asset subject to the credit loss requirements of ASU 2016-13. The Company's credit loss analysis included historical loss information, historical credit rating data, and existing collateral arrangements to estimate expected credit losses over the life of the reinsurance recoverable assets and determined that an allowance was not required at December 31, 2020.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) DEFERRED POLICY ACQUISITION COSTS, DEFERRED SALES INDUCEMENTS, AND VALUE OF BUSINESS ACQUIRED

A summary of information related to DPAC is provided in the following table:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)

Balance, beginning of year	$723,972	841,704	819,511
Deferrals	69,857	64,824	84,094
Amortization, net of interest:
Amortization, excluding unlocking, net of interest	(107,917)	(117,748)	(115,721)
Unlocking	(22,358)	8,643	950
Adjustments related to unrealized gains (losses)	(261,186)	(73,451)	52,870
Reinsurance	(20,288)	—	—

Balance, end of year	$382,080	723,972	841,704

A summary of information related to DSI is provided in the following table:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)

Balance, beginning of year	$104,359	133,714	135,570
Deferrals	10,344	3,160	7,546
Amortization, net of interest:
Amortization, excluding unlocking, net of interest	(22,808)	(19,714)	(21,569)
Unlocking	—	(641)	1,270
Adjustments related to unrealized gains (losses)	(43,557)	(12,160)	10,897
Reinsurance	(4,493)	—	—

Balance, end of year	$43,845	104,359	133,714

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in VOBA were as follows:

	Years Ended December 31,
	2020	2019
	(In thousands)

Balance, beginning of year	$138,071	—
Business acquired	—	145,768
Other increase	35,125	—
Amortization:
Amortization, excluding unlocking	(10,228)	(7,697)

Balance as of end of year	$162,968	138,071

During the year ended December 31, 2020, the cash value of certain acquired reserves was increased which resulted in a commensurate increase in both the traditional life reserve liability and the related VOBA balance reported on the Consolidated Balance Sheets.

Estimated future amortization of VOBA, net of interest (in thousands), as of December 31, 2020, was as follows:

2021	$9,707
2022	9,214
2023	8,786
2024	8,402
2025	8,070

(7) BUSINESS COMBINATIONS

Effective January 31, 2019, the Company acquired Ozark National and NIS following the receipt of regulatory approvals. NWLGI and National Western paid cash in an aggregate amount of approximately $205.4 million in exchange for all of the outstanding stock of Ozark National (wholly owned by National Western) and NIS (wholly owned by NWLGI). In addition to the cash price paid, National Western recorded a contingent liability for an "earn-out payment" based upon the subsequent persistency of Ozark National's acquired in force business achieving thresholds as specified in the Stock Purchase Agreement ("Agreement"). The earn-out payment to the seller per the Agreement had a maximum limit of $5.0 million. Using a probabilistic method for valuing contingent consideration, the Company at January 31, 2019 recorded a liability of $3.7 million representing the estimated fair value of the additional consideration estimated to be paid as part of the acquisition. The contingent consideration was revalued during the earn-out term using the same probabilistic method and had a fair value of $4.1 million as of December 31, 2019. Changes in fair value during the year ended December 31, 2019 were recorded through Other operating expenses.

During 2020, the Company and the Seller executed an agreement under which the parties agreed that the Company had fulfilled its payment obligation under the Stock Purchase Agreement executed October 3, 2018. As a result, the Company reversed the contingent earn-out liability balance of $4.2 million recorded at that time and reflected this amount in Other revenues.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to the purchase price, the Company incurred $3.3 million of acquisition-related costs in 2019, and an additional $1.0 million in acquisition-related costs during the year ended December 31, 2018. In accordance with GAAP, these costs are included in Other operating expenses in the Consolidated Statements of Earnings and are not considered a part of the purchase price.

The acquisition has been accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Purchase accounting, as defined by ASC 805, requires that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The fair values shown below were determined based on management’s best estimates, employing fair valuation methodologies commonly utilized in preparing financial statements in accordance with GAAP, and are subject to revision for one year following the acquisition date. The excess of the purchase price paid above net tangible assets acquired has been assigned to identifiable intangible assets and goodwill. During the year ended December 31, 2020, the cash value of certain acquired reserves was increased which resulted in a commensurate increase in both the traditional life reserve liability and the related VOBA balance reported on the Consolidated Balance Sheets. The following table presents the fair values of the net assets acquired as of January 31, 2019.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Other assets acquired - The fair value of certain receivables, guaranty assessment assets, and reinsurance recoverable were determined to approximate their carrying values at the time of acquisition. The fair value of tangible home office property acquired was determined using mostly a sales comparison approach which compares market information for similar properties based on relevant, market-derived elements of comparison.

Goodwill and Specifically Identifiable Intangible Assets

Goodwill

The changes in the carrying amount of goodwill (in thousands) were as follows:

	Year Ended December 31,
	2020	2019
	(In thousands)

Gross goodwill as of beginning of year	$13,864	—
Goodwill resulting from business acquisition	—	13,864
Gross goodwill, before impairments	13,864	13,864
Accumulated impairment as of beginning of year	—	—
Current year impairments	—	—

Net goodwill as of end of year	$13,864	13,864

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Due to the severe change in economic climate during 2020 as a result of the COVID-19 pandemic, the Company periodically evaluated the goodwill balance for potential impairment and determined that there was sufficient evidence to support not impairing the balance.

Identifiable Intangible Assets

The following table presents the fair value of identifiable intangible assets acquired at January 31, 2019:

	Fair Value	Weighted-Average Amortization Period
	(In thousands)

Trademarks / trade names	$2,800	15
Internally developed software	3,800	7
Insurance licenses	3,000	NA

Total identifiable intangible assets	$9,600

The gross carrying amounts and accumulated amortization for each specifically identifiable intangible asset were as follows.

	December 31, 2020			December 31, 2019
	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(In thousands)

Trademarks/trade names	15	$2,800	(358)	2,800	(171)
Internally developed software	7	3,800	(1,040)	3,800	(498)
Insurance licenses	N/A	3,000	—	3,000	—

		$9,600	(1,398)	9,600	(669)

The value of trademarks was estimated using the relief from royalty method, based on the assumption that in lieu of ownership, an organization would be willing to pay a royalty in order to receive the related benefits of using the brand. The value of insurance licenses was estimated using the market approach to value, based on values paid for licenses in recent shell company transactions. The value of internally developed software was estimated using the replacement cost method. Trademarks, trade names and internally developed software are amortized using a straight-line method over their estimated useful lives. These intangibles assets will be evaluated for impairment if indicators of impairment arise. Insurance licenses were determined to have an indefinite useful life. The Company evaluates the useful life of the insurance licenses at each reporting period to determine whether the useful life remains indefinite.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2020, expected amortization expenses relating to purchased intangible assets for each of the next 5 years and thereafter is as follows:

Expected
Amortization
(In thousands)

2021	$730
2022	730
2023	730
2024	730
2025	730
Thereafter	1,552

$5,202

Financial Information

For the year ended December 31, 2019, Ozark National and NIS combined total revenues of $106.2 million and net earnings of $17.1 million for the eleven months subsequent to January 31, 2019 were included in the Consolidated Statements of Earnings. These results for segment reporting purposes are combined in the Acquired Businesses segment.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of segment information is provided below.

	Domestic Life Insurance	International Life Insurance	Annuities	Acquired Businesses	All Others	Totals
	(In thousands)

2020:
Selected Balance Sheet Items:
Deferred policy acquisition costs, sales inducements, and value of business acquired	$94,100	124,480	199,557	170,756	—	588,893
Total segment assets	3,242,794	1,034,280	7,976,588	1,117,509	382,149	13,753,320
Future policy benefits	1,337,174	798,952	7,028,860	768,433	—	9,933,419
Other policyholder liabilities	16,378	11,086	94,049	16,967	—	138,480

Condensed Income Statements:
Premiums and contract revenues	$53,834	88,167	17,025	78,921	—	237,947
Net investment income	54,516	27,273	290,576	26,383	18,454	417,202
Other revenues	58	67	43	10,118	8,236	18,522

Total revenues	108,408	115,507	307,644	115,422	26,690	673,671

Life and other policy benefits	18,471	14,084	31,043	67,739	—	131,337
Amortization of deferred policy acquisition costs and value of business acquired	17,661	24,929	87,133	10,780	—	140,503
Universal life and annuity contract interest	44,782	(2,087)	163,555	—	—	206,250
Other operating expenses	25,730	17,829	36,870	18,454	5,701	104,584
Federal income taxes (benefit)	265	9,143	(1,649)	4,413	3,159	15,331
Total expenses	106,909	63,898	316,952	101,386	8,860	598,005

Segment earnings (loss)	$1,499	51,609	(9,308)	14,036	17,830	75,666

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Domestic Life Insurance	International Life Insurance	Annuities	Acquired Businesses	All Others	Totals
	(In thousands)

2019:
Selected Balance Sheet Items:
Deferred policy acquisition costs, sales inducements, and value of business acquired	$127,557	209,858	486,553	142,434	—	966,402
Total segment assets	1,399,818	1,153,105	8,198,730	978,243	362,900	12,092,796
Future policy benefits (1)	1,198,103	870,461	7,366,894	706,513	—	10,141,971
Other policyholder liabilities	18,016	14,903	80,002	14,686	—	127,607

Condensed Income Statements:
Premiums and contract revenues	$45,709	99,417	20,317	74,526	—	239,969
Net investment income	77,672	47,004	380,357	22,593	27,866	555,492
Other revenues	313	86	(34)	8,445	8,676	17,486

Total revenues	123,694	146,507	400,640	105,564	36,542	812,947

Life and other policy benefits	18,948	17,064	41,487	59,843	—	137,342
Amortization of deferred policy acquisition costs and value of business acquired	11,797	17,593	79,064	8,348	—	116,802
Universal life and annuity contract interest	69,849	48,561	176,920	—	—	295,330
Other operating expenses	20,376	19,447	35,699	17,056	11,980	104,558
Federal income taxes (benefit)	561	9,024	13,888	3,700	5,056	32,229
Total expenses	121,531	111,689	347,058	88,947	17,036	686,261

Segment earnings (loss)	$2,163	34,818	53,582	16,617	19,506	126,686

(1) Revised for an adjustment to reserve liabilities of $15.0 million. Refer to Note (1).

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
	(In thousands)

2018:
Selected Balance Sheet Items:
Deferred policy acquisition costs and sales inducements	$122,661	243,518	609,239	—	975,418
Total segment assets	1,215,864	1,211,036	8,791,463	370,118	11,588,481
Future policy benefits	1,039,150	894,891	7,810,245	—	9,744,286
Other policyholder liabilities	17,439	20,381	97,874	—	135,694

Condensed Income Statements:
Premiums and contract revenues	$40,879	108,923	23,694	—	173,496
Net investment income	23,579	22,603	276,123	26,772	349,077
Other revenues	19	87	66	20,431	20,603

Total revenues	64,477	131,613	299,883	47,203	543,176

Life and other policy benefits	21,688	22,333	21,276	—	65,297
Amortization of deferred policy acquisition costs	11,539	24,358	78,874	—	114,771
Universal life and annuity contract interest	8,826	24,590	102,639	—	136,055
Other operating expenses	20,731	19,593	32,584	21,061	93,969
Federal income taxes (benefit)	292	7,035	11,139	4,514	22,980
Total expenses	63,076	97,909	246,512	25,575	433,072

Segment earnings (loss)	$1,401	33,704	53,371	21,628	110,104

Reconciliations of segment information to the Company's Consolidated Financial Statements are provided below.

	Years Ended December 31,
	2020	2019	2018
	(In thousands)

Premiums and Other Revenue:
Premiums and contract revenues	$237,947	239,969	173,496
Net investment income	417,202	555,492	349,077
Other revenues	18,522	17,486	20,603
Realized gains on investments	21,071	6,241	8,423

Total consolidated premiums and other revenue	$694,742	819,188	551,599

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
	2020	2019	2018
	(In thousands)

Federal Income Taxes:
Total segment Federal income taxes	$15,331	32,229	22,980
Taxes on realized gains on investments	4,425	1,311	1,769

Total consolidated Federal income taxes	$19,756	33,540	24,749

	Years Ended December 31,
	2020	2019	2018
	(In thousands)

Net Earnings:
Total segment earnings	$75,666	126,686	110,104
Realized gains on investments, net of taxes	16,646	4,930	6,654

Total consolidated net earnings	$92,312	131,616	116,758

	December 31,
	2020	2019	2018
	(In thousands)

Assets:
Total segment assets	$13,753,320	12,092,796	11,588,481
Other unallocated assets	894,950	460,651	343,210

Total consolidated assets	$14,648,270	12,553,447	11,931,691

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(B)  Geographic Information

A portion of the Company's premiums and contract revenues are from international policies with residents of countries other than the United States. Premiums and contract revenues detailed by country are provided below.

	Years Ended December 31,
	2020	2019	2018
	(In thousands)

United States	$165,233	156,330	82,614
Brazil	22,190	24,975	27,280
Taiwan	11,433	12,054	14,414
Venezuela	9,949	11,763	12,864
Peru	9,167	10,127	10,969
Chile	7,024	8,122	8,769
Other foreign countries	36,637	40,217	37,346

Revenues, excluding reinsurance premiums	261,633	263,588	194,256
Reinsurance premiums	(23,686)	(23,619)	(20,760)

Total premiums and contract revenues	$237,947	239,969	173,496

Premiums and contract revenues are attributed to countries based on the location of the policyholder. The Company has no significant assets, other than certain limited financial instruments, located in countries other than the United States.

(C)  Major Agency Relationships

A portion exceeding 10% of National Western's annual annuity sales has been sold through one or more of its top independent marketing agencies in recent years. Business from two top agencies accounted for approximately 15% and 11%, respectively, of annuity sales in 2020. In 2020, one domestic independent marketing agency exceeded 10% of total Domestic Life sales accounting for 55%. Ozark National did not have a single distributor accounting for 10% or more of its sales in 2020.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of direct premiums and deposits collected is provided below.

	Years Ended December 31,
	2020	2019	2018
	(In thousands)

Annuity deposits	$358,900	264,667	411,208
Universal life insurance deposits	267,809	266,600	278,971
Traditional life and other premiums	98,711	95,695	21,561

Totals	$725,420	626,962	711,740

2.  SSAP requires commissions and related acquisition costs to be expensed as incurred, whereas under GAAP these items are deferred and amortized.

3.   For SSAP, liabilities for future policy benefits for life insurance policies are calculated by the net level premium method, the commissioners reserve valuation method, or principles-based reserving under VM-20. Future policy benefit liabilities for annuities are calculated based on the continuous commissioners annuity reserve valuation method and provisions of Actuarial Guidelines 33 and 35.

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

5.  For SSAP, debt securities are recorded at amortized cost, except for securities in or near default, which are reported at fair value. Under GAAP, debt securities are carried at amortized cost or fair value based on their classification as either held-to-maturity, available-for-sale, or trading.

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

	2020	2019	2018
	(In thousands)

National Western Life Insurance Company:
Net gain from operations before Federal and foreign income taxes	$36,970	209,139	27,359

Net income	$42,034	151,316	31,296

Unassigned surplus	$1,461,100	1,485,424	1,374,963

Capital and surplus	$1,505,163	1,529,487	1,419,026

Ozark National Life Insurance Company:
Net gain from operations before Federal and foreign income taxes	$24,976	22,870	—

Net income	$20,966	(854)	—

Unassigned surplus	$50,054	29,452	—

Capital and surplus	$78,009	58,404	—

(10)  EARNINGS PER SHARE

Basic earnings per share of common stock are computed by dividing net earnings available to each class of common stockholders on an as if distributed basis by the weighted-average number of common shares outstanding for the period. Diluted earnings per share, by definition, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, that then shared in the distributed earnings of each class of common stock. U.S. GAAP requires a two-class presentation for the Company’s two classes of common stock (refer to Note (13) Information Regarding Controlling Stockholder). The Company currently has no share-based compensation awards outstanding that could be redeemed for shares of common stock.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net earnings for the periods shown below are allocated between Class A shares and Class B shares based upon (1) the proportionate number of shares issued and outstanding as of the end of the period, and (2) the per share dividend rights of the two classes under the Company's Restated Certificate of Incorporation (the Class B dividend per share is equal to one-half the Class A dividend per share).

	Years Ended December 31,
	2020		2019		2018
	Class A	Class B	Class A	Class B	Class A	Class B
	(In thousands except per share amounts)

Numerator for Basic and Diluted Earnings Per Share:
Net earnings	$92,312		131,616		116,758
Dividends – Class A shares	(1,237)		(1,237)		(1,237)
Dividends – Class B shares	(36)		(36)		(36)

Undistributed earnings	$91,039		130,343		115,485

Allocation of net earnings:
Dividends	$1,237	36	1,237	36	1,237	36
Allocation of undistributed earnings	88,464	2,575	126,657	3,686	112,219	3,266

Net earnings	$89,701	2,611	127,894	3,722	113,456	3,302

Denominator:
Basic earnings per share - weighted-average shares	3,436	200	3,436	200	3,436	200
Effect of dilutive stock options	—	—	—	—	—	—

Diluted earnings per share - adjusted weighted-average shares for assumed conversions	3,436	200	3,436	200	3,436	200

Basic earnings per share	$26.11	13.05	37.22	18.61	33.02	16.51

Diluted earnings per share	$26.11	13.05	37.22	18.61	33.02	16.51

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of other comprehensive income (loss) for 2020, 2019 and 2018 and the related tax effect are detailed below.

	Amounts Before Taxes	Tax (Expense) Benefit	Amounts Net of Taxes
	(In thousands)

2020:
Unrealized gains on securities, net of effects of deferred costs of $(304,955):
Net unrealized holding gains (losses) arising during the period	$446,280	(93,719)	352,561
Unrealized liquidity gains (losses)	8	(2)	6
Reclassification adjustment for net (gains) losses included in net earnings	(5,677)	1,192	(4,485)
Amortization of net unrealized gains (losses) related to transferred securities	—	—	—

Net unrealized gains (losses) on securities	440,611	(92,529)	348,082

Foreign currency translation adjustments	18	(4)	14
Benefit plan liability adjustment	(16,182)	3,398	(12,784)

Other comprehensive income (loss)	$424,447	(89,135)	335,312

	Amounts Before Taxes	Tax (Expense) Benefit	Amounts Net of Taxes
	(In thousands)

2019:
Unrealized gains on securities, net of effects of deferred costs of $(85,609):
Net unrealized holding gains (losses) arising during the period	$122,726	(25,772)	96,954
Unrealized liquidity gains (losses)	4	(1)	3
Reclassification adjustment for net (gains) losses included in net earnings	5,060	(1,063)	3,997
Amortization of net unrealized gains (losses) related to transferred securities	—	—	—

Net unrealized gains (losses) on securities	127,790	(26,836)	100,954

Foreign currency translation adjustments	663	(139)	524
Benefit plan liability adjustment	(5,513)	1,158	(4,355)

Other comprehensive income (loss)	$122,940	(25,817)	97,123

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Amounts Before Taxes	Tax (Expense) Benefit	Amounts Net of Taxes
	(In thousands)

2018:
Unrealized gains on securities, net of effects of deferred costs of $63,816:
Net unrealized holding gains (losses) arising during the period	$(71,921)	15,103	(56,818)
Unrealized liquidity gains (losses)	3	(1)	2
Reclassification adjustment for net (gains) losses included in net earnings	(3,441)	723	(2,718)
Amortization of net unrealized gains (losses) related to transferred securities	—	—	—

Net unrealized gains (losses) on securities	(75,359)	15,825	(59,534)

Foreign currency translation adjustments	1,714	(360)	1,354
Benefit plan liability adjustment	14,301	(3,003)	11,298

Other comprehensive income (loss)	$(59,344)	12,462	(46,882)

(12)  STOCKHOLDERS' EQUITY

(A)  Changes in Common Stock Shares Outstanding

Changes in shares of common stock outstanding are provided below.

	Years Ended December 31,
	2020	2019	2018
	(In thousands)

Common stock shares outstanding:
Shares outstanding at beginning of year	3,636	3,636	3,636
Shares exercised under stock option plan	—	—	—

Shares outstanding at end of year	3,636	3,636	3,636

(B)  Dividend Restrictions

National Western is restricted by state insurance laws as to dividend amounts which may be paid to stockholders without prior approval from the Colorado Division of Insurance. The restrictions are based on the lesser of statutory earnings from operations, excluding capital gains, or 10% of statutory surplus as of the previous year-end. Under these guidelines, the maximum dividend payment which may be made without prior approval in 2021 is $45.5 million. As the sole owner of NWLIC, all dividends declared by National Western are payable entirely to NWLGI and are eliminated in consolidation.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Ozark National is similarly restricted under the state insurance laws of Missouri as to dividend amounts which may be paid to stockholders without prior approval to the greater of 10% of the statutory surplus of the company from the preceding year-end or the company's net gain from operations, excluding capital gains, from the prior calendar year. Based upon this restriction, the maximum dividend payment which may be made in 2021 without prior approval is $21.0 million.

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

NIS is restricted under FINRA rules as to maximum dividend amounts that can be paid out to stockholders. Maximum allowable dividend amounts are determined based on calculations which require that certain net capital thresholds be maintained after dividends are paid out. Under these guidelines, the maximum dividend payment which may be made as of December 31, 2020 was $4.5 million.

On October 30, 2020, the Board of Directors of NWLGI declared a cash dividend to stockholders on record as of November 5, 2020 which was paid December 1, 2020. The dividends approved were $0.36 per common share to Class A stockholders and $0.18 per common share to Class B stockholders. A dividend in the same amounts per share on Class A and Class B shares was declared in October 2019 and paid in December of 2019.

National Western did not declare or pay cash dividends to NWLGI during the year ended December 31, 2020. In the first quarter of 2019, National Western declared and paid a $32.0 million dividend to NWLGI, the proceeds of which were used as part of the cash purchase of NIS. National Western also declared a $4.0 million ordinary cash dividend to NWLGI which was paid out in October 2019. Dividends paid from National Western to NWLGI are eliminated in consolidation.

(C)  Regulatory Capital Requirements

The Colorado Division of Insurance and Missouri Department of Commerce and Insurance impose minimum risk-based capital requirements on insurance companies that were developed by the National Association of Insurance Commissioners ("NAIC"). The formulas for determining the amount of risk-based capital ("RBC") specify various weighting factors that are applied to statutory financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of a company's regulatory total adjusted capital to its authorized control level RBC, as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. National Western's current authorized control level RBC of $103.2 million is significantly below its regulatory total adjusted capital of $1.6 billion. In addition, Ozark National's regulatory total adjusted capital of $81.4 million is also materially greater than its current authorized control level RBC of $7.1 million.

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

The Incentive Plan allows for certain other share or unit awards which are solely paid out in cash based on the value of the Company's shares, or changes therein, as well as the financial performance of the Company under pre-determined target performance metrics. Certain awards, such as restricted stock units ("RSUs") provide solely for cash settlement based upon the market price of the Company's Class A common shares, often referred to as "phantom stock-based awards" in equity compensation plans. Unlike share-settled awards, which have a fixed grant-date fair value, the fair value of unsettled or unvested liability awards is remeasured at the end of each reporting period based on the change in fair value of a share. The liability and corresponding expense are adjusted accordingly until the award is settled. For employees, the vesting period for RSUs is 100% at the end of three years from the grant date. RSUs granted prior to 2019 are payable in cash at the vesting date equal to the closing price of the Company's Class A common share on the three years anniversary date. RSUs granted in 2019 and forward are payable in cash at the three years vesting date equal to the 20-day moving average closing price of the Company's Class A common share at that time.

Other awards may involve performance share units ("PSUs") which are units granted at a specified dollar amount per unit, typically linked to the Company's Class A common share price, that are subsequently multiplied by an attained performance factor to derive the number of PSUs to be paid as cash compensation at the vesting date. PSUs also vest three years from the date of grant. For PSUs, the performance period begins the first day of the calendar year for which the PSUs are granted and runs three calendar years. At that time, the three-year performance outcome will be measured against the pre-defined target amounts to determine the number of PSUs earned as compensation. PSUs granted prior to 2019 are payable at the closing price of the Company’s Class A common shares on the vesting date. PSUs granted in 2019 and forward are payable at the 20-day moving average closing price of the Company’s Class A common share at the vesting date.

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

Directors of the Company are eligible to receive RSUs under the Incentive Plan. Unlike RSUs granted to officers, the RSUs granted to directors vest one year from the date of grant. RSUs granted prior to 2019 are payable in cash at the vesting date equal to the closing price of the Company's Class A common share at that time. RSUs granted in 2019 and forward are payable in cash at the vesting date equal to the 20-day moving average closing price of the Company’s Class A common share at that time.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows all grants issued to officers and directors for the twelve months ended December 31, 2020 and 2019. These grants were made based upon the 20-day moving average closing market price of the Company's Class A common share at the grant date.

	Years Ended
	December 31, 2020		December 31, 2019
	Officers	Directors	Officers	Directors

SARs	40,990	—	20,380	—
RSUs	6,147	3,400	4,195	2,580
PSUs	9,324	—	6,427	—

The increase in the number of units awarded in the year ended December 31, 2020 as compared to the prior year reflects the decrease in the grant price of the awards from $252.91 in 2019 to $192.10 in 2020.

The Company uses the current fair value method to measure compensation cost for awards granted under the share-based plans. As of December 31, 2020 and 2019, the liability balance for these plans was $6.2 million and $11.2 million, respectively. A summary of awards by type and related activity is detailed below.

Options Outstanding
	Shares Available For Grant	Shares	Weighted-Average Exercise Price

Stock Options:
Balance at January 1, 2020	291,000	—	$—
Exercised	—	—	$—
Forfeited	—	—	$—
Expired	—	—	$—
Stock options granted	—	—	$—

Balance at December 31, 2020	291,000	—	$—

	Liability Awards
Other Share/Unit Awards:	SARs	RSUs	PSUs

Balance at January 1, 2020	107,517	14,352	19,108
Exercised	(1,372)	(7,191)	(4,150)
Forfeited	(2,887)	(259)	—
Granted	40,990	9,547	9,324

Balance at December 31, 2020	144,248	16,449	24,282

SARs, RSUs, and PSUs shown as forfeited in the above tables represent vested and unvested awards not exercised by plan participants upon their termination from the Company in accordance with the expiration provisions of the awards.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total intrinsic value of share-based compensation exercised was $2.8 million, $3.1 million, and $4.7 million for the years ended December 31, 2020, 2019, and 2018, respectively. The total share-based compensation paid was $2.8 million, $3.1 million, and $4.7 million for the years ended December 31, 2020, 2019, and 2018, respectively. The total fair value of SARs, RSUs, and PSUs vested during the years ended December 31, 2020, 2019, and 2018 was $4.2 million, $4.4 million, and $3.1 million, respectively. No cash amounts were received from the exercise of stock options under the Plans during the periods reported on.

The following table summarizes information about SARs outstanding at December 31, 2020.

	SARs Outstanding
	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable

Exercise prices:
$132.56	19,118	1.0 year	19,118
$210.22	23,450	2.9 years	23,450
$216.48	11,149	5.1 years	11,149
$311.16	9,531	6.1 years	9,531
$310.55	203	6.3 years	203
$334.34	9,018	7.0 years	9,018
$303.77	11,233	8.0 years	7,483
$252.91	19,556	9.0 years	6,509
$192.10	40,990	9.9 years	—

Totals	144,248		86,461

Aggregate intrinsic value
(in thousands)	$2,000		$1,412

The aggregate intrinsic value in the table above is based on the closing Class A common share price of $206.44 per share on December 31, 2020.

In estimating the fair value of SARs outstanding at December 31, 2020 and 2019, the Company employed the Black-Scholes option pricing model with assumptions as detailed below.

	December 31, 2020	December 31, 2019

Expected term	1.0 to 9.9 years	1.9 to 10.0 years
Expected volatility weighted-average	33.47%	22.19%
Expected dividend yield	0.17%	0.12%
Risk-free rate weighted-average	0.19%	1.61%

The Company reviewed the contractual term relative to the SARs as well as perceived future behavior patterns of exercise. Volatility is based on the Company’s historical volatility over the expected term of the SARs by expected exercise date.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The pre-tax compensation expense/(benefit) recognized in the Consolidated Financial Statements related to these plans was $(2.2) million, $2.4 million and $1.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. The related tax (benefit)/expense recognized was $0.5 million, $(0.5) million and $(0.3) million for the years ended December 31, 2020, 2019 and 2018, respectively.

For the years ended December 31, 2020, 2019 and 2018, the total pre-tax compensation expense related to nonvested share-based awards not yet recognized was $9.1 million, $8.0 million and $7.1 million, respectively. The December 31, 2020 amount is expected to be recognized over a weighted-average period of 1.6 years. The Company recognizes compensation cost over the graded vesting periods.

(13)  INFORMATION REGARDING CONTROLLING STOCKHOLDER

Robert L. Moody, Sr., through the Robert L. Moody Revocable Trust controls 99.0% of the total outstanding shares of the Company's Class B common stock as of December 31, 2020. Holders of the Company's Class A common stock elect one-third of the Board of Directors of the Company, and holders of the Class B common stock elect the remainder. Any cash or in-kind dividends paid on each share of Class B common stock are to be only one-half of the cash or in-kind dividends paid on each share of Class A common stock. In the event of liquidation of the Company, the Class A stockholders will receive the par value of their shares; then the Class B stockholders will receive the par value of their shares; and the remaining net assets of the Company shall be divided between the stockholders of both Class A and Class B stock based upon the number of shares held.

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

Obligations and Funded Status

	December 31,
	2020	2019
	(In thousands)

Changes in projected benefit obligations:
Projected benefit obligations at beginning of year	$22,689	21,938
Service cost	107	96
Interest cost	674	839
Plan amendments	—	—
Actuarial (gain) loss	2,153	1,398
Benefits paid	(1,696)	(1,582)

Projected benefit obligations at end of year	23,927	22,689

Changes in plan assets:
Fair value of plan assets at beginning of year	18,512	16,169
Actual return on plan assets	2,910	3,356
Contributions	1,107	569
Benefits paid	(1,696)	(1,582)

Fair value of plan assets at end of year	20,833	18,512

Funded status at end of year	$(3,094)	(4,177)

The service cost shown above for each year represents plan expenses expected to be paid out of plan assets. Under the clarified rules of the Pension Protection Act, plan expenses paid from plan assets are to be included in the plan's service cost component.

The Projected Benefit Obligation changed in 2020 due to the following:
•An experience loss of approximately $587,000 due to census demographics.
•An experience gain of approximately $317,000 due to the change in mortality.
•An experience loss of approximately $45,000 due to the difference in expected and actual benefit payments.
•An experience loss of approximately $1,838,000 due to the decrease in the discount rate from 3.00% to 2.25%.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Projected Benefit Obligation changed in 2019 due to the following:
•An experience gain of approximately $157,000 due to census demographics.
•An experience gain of approximately $610,000 due to the change in mortality.
•An experience gain of approximately $16,000 due to the difference in expected and actual benefit payments.
•An experience loss of approximately $2,181,000 due to the decrease in the discount rate from 4.00% to 3.00%.

	December 31,
	2020	2019
	(In thousands)

Amounts recognized in the Company's Consolidated Financial Statements:
Assets	$—	—
Liabilities	(3,094)	(4,177)

Net amount recognized	$(3,094)	(4,177)

Amounts recognized in accumulated other comprehensive income:
Net (gain) loss	$6,826	6,903
Prior service cost	—	—

Net amount recognized	$6,826	6,903

The accumulated benefit obligation was $23.9 million and $22.7 million at December 31, 2020 and 2019, respectively.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of Net Periodic Benefit Cost

	Years Ended December 31,
	2020	2019	2018
	(In thousands)

Components of net periodic benefit costs:
Interest cost	$674	839	899
Service cost	107	96	111
Expected return on plan assets	(1,261)	(1,086)	(1,300)
Amortization of net loss (gain)	580	660	524

Net periodic benefit cost	100	509	234

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net loss (gain)	503	(872)
Amortization of net loss (gain)	(580)	(660)

Total recognized in other comprehensive income	(77)	(1,532)

Total recognized in net periodic benefit cost and other comprehensive income	$23	(1,023)

The components of net periodic benefit cost including service cost are reported in Other operating expenses in the Consolidated Statement of Earnings.
Assumptions

	December 31,
	2020	2019

Weighted-average assumptions used to determine benefit obligations:
Discount rate	2.25%	3.00%
Rate of compensation increase	n/a	n/a

	December 31,
	2020	2019	2018

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	3.00%	4.00%	3.75%
Expected long-term return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	n/a	n/a	n/a

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The assumed long-term rate of return on plan assets is generally set at the rate expected to be earned based on the long-term investment policy of the plan and the various classes of invested funds, based on the input of the plan’s investment advisors and consulting actuary and the plan’s historic rate of return. As of December 31, 2020, the plan’s average 10-year returns were 9.54%.

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

Plan Assets

As discussed in Note (4) Fair Values of Financial Instruments, GAAP defines fair value and establishes a framework for measuring fair value of financial assets. Using this guidance, the Company has categorized its pension plan assets into a three level hierarchy, based on the priority of inputs to the valuation process. The fair value hierarchy classifications are reviewed annually. Reclassification of certain financial assets and liabilities may result based on changes in the observability of valuation attributes. The following tables set forth the Company’s pension plan assets within the fair value hierarchy as of December 31, 2020 and 2019.

	December 31, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)

Cash and cash equivalents	$1,050	1,050	—	—
Equity securities
Domestic	13,853	13,853	—	—
International	170	170	—	—
Debt securities
Corporate bonds	5,759	—	5,759	—
Other invested assets	1	1	—	—

Total	$20,833	15,074	5,759	—

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)

Cash and cash equivalents	$756	756	—	—
Equity securities
Domestic	11,853	11,853	—	—
International	172	172	—	—
Debt securities
Corporate bonds	5,729	—	5,729	—
Other invested assets	2	2	—	—

Total	$18,512	12,783	5,729	—

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

Cash and cash equivalents. Carrying amounts for these instruments approximate their fair values.

The plan’s weighted-average asset allocations by asset category have been as follows:

	December 31,
	2020	2019	2018

Asset Category:
Equity securities	67%	65%	63%
Debt securities	28%	31%	36%
Cash and cash equivalents	5%	4%	1%

Total	100%	100%	100%

The Company has established and maintains an investment policy statement for the assets held in the plan's trust. The investment strategies are of a long-term nature and are designed to meet the following objectives:

Ensure that funds are available to pay benefits as they become due
Set forth an investment structure detailing permitted assets and expected allocation ranges among classes
Ensure that plan assets are managed in accordance with ERISA

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The pension plan is a highly diversified portfolio. The 95% of pension assets not invested in cash is allocated among 231 different investments, with no single issuer representing more than 4.8% of the fair value of the portfolio. The investment policy statement sets forth the following acceptable ranges for each asset's class.

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

Contributions

National Western expects to contribute $856,000 to the plan during 2021 which amount includes a $856,000 voluntary contribution. Additional amounts may be contributed at NWLIC's discretion. The plan’s funding status is reviewed periodically throughout the year by National Western’s Pension Plan Committee. NWLIC intends to contribute at least the minimum amounts necessary for tax compliance and to maintain an Adjusted Funding Target Attainment Percentage ("AFTAP") of over 80% to meet the Pension Protection Act Plan’s threshold.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2021	$1,585
2022	1,561
2023	1,544
2024	1,459
2025	1,480
2026-2030	6,736

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A detail of plan disclosures related to the amendments of the original plan and the additional two plans is provided below:

Obligations and Funded Status

	December 31,
	2020	2019
	(In thousands)

Changes in projected benefit obligations:
Projected benefit obligations at beginning of year	$29,258	22,275
Service cost	1,209	502
Interest cost	1,350	1,025
Actuarial (gain) loss	21,736	7,438
Benefits paid	(1,982)	(1,982)

Projected benefit obligations at end of year	51,571	29,258

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Contributions	1,982	1,982
Benefits paid	(1,982)	(1,982)

Fair value of plan assets at end of year	—	—

Funded status at end of year	$(51,571)	(29,258)

The Projected Benefit Obligation changed in 2020 due to the following:
•An experience loss of approximately $16,720,000 due to census demographics different than assumed including increases in actual compensation more than the actuarial assumption.
•An experience gain of approximately $441,000 due to the change in mortality.
•An experience loss of approximately $5,457,000 due to the decrease in the discount rate from 3.00% to 2.25%.

The Projected Benefit Obligation changed in 2019 due to the following:
•An experience loss of approximately $4,332,000 due to increases in actual compensation more than the actuarial assumption.
•An experience gain of approximately $295,000 due to the change in mortality.
•An experience loss of approximately $3,401,000 due to the decrease in the discount rate from 4.00% to 3.00%.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2020	2019
	(In thousands)

Amounts recognized in the Company's Consolidated Financial Statements:
Assets	$—	—
Liabilities	(51,571)	(29,258)

Net amount recognized	$(51,571)	(29,258)

Amounts recognized in accumulated other comprehensive income:
Net (gain) loss	$26,476	10,521
Prior service cost	404	464

Net amount recognized	$26,880	10,985

The accumulated benefit obligation was $27.0 million and $19.8 million at December 31, 2020 and 2019, respectively.

Components of Net Periodic Benefit Cost

	Years Ended December 31,
	2020	2019	2018
	(In thousands)

Components of net periodic benefit cost:
Service cost	$1,209	502	361
Interest cost	1,350	1,025	852
Amortization of prior service cost	59	59	59
Amortization of net loss (gain)	5,781	1,391	704

Net periodic benefit cost	8,399	2,977	1,976

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net loss (gain)	21,736	7,438
Amortization of prior service cost	(59)	(59)
Amortization of net loss (gain)	(5,781)	(1,391)

Total recognized in other comprehensive income	15,896	5,988

Total recognized in net periodic benefit cost and other comprehensive income	$24,295	8,965

The components of net periodic benefit cost including service cost are reported in Other operating expenses in the Consolidated Statement of Earnings.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumptions

	December 31,
	2020	2019

Weighted-average assumptions used to determine benefit obligations:
Discount rate	2.25%	3.00%
Rate of compensation increase	8.00%	8.00%

	December 31,
	2020	2019	2018

Weighted-average assumptions used to determine net periodic benefit costs:
Discount rate	3.00%	4.00%	3.75%
Expected long-term return on plan assets	n/a	n/a	n/a
Rate of compensation increase	8.00%	8.00%	8.00%

The plan is unfunded and therefore no assumption has been made related to the expected long-term return on plan assets.

Plan Assets

The plan is unfunded and therefore had no assets at December 31, 2020 or 2019.

Contributions

National Western expects to contribute approximately $2.0 million to the plan in 2021.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2021	$1,982
2022	1,982
2023	1,982
2024	1,982
2025	1,982
2026-2030	11,617

(B)  Defined Contribution Pension Plans

In addition to the defined benefit pension plans, National Western sponsors a qualified 401(k) plan for substantially all employees and a non-qualified deferred compensation plan primarily for senior officers. National Western made annual contributions to the 401(k) plan in 2020, 2019, and 2018 of up to four percent of each employee's compensation, based on the employee's personal level of salary deferrals to the plan. All contributions are subject to a vesting schedule based on the employee's years of service. For the years ended December 31, 2020, 2019 and 2018, NWLIC contributions totaled $720,000, $664,000 and $615,000, respectively.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The non-qualified deferred compensation plan sponsored by National Western was established to allow eligible employees to defer the payment of a percentage of their compensation and to provide for additional company contributions. Contributions are subject to a vesting schedule based on the employee's years of service. For the years ended December 31, 2020, 2019 and 2018, contributions totaled $175,000, $97,000, and $127,000, respectively.

Ozark sponsors a qualified 401(k) plan for substantially all employees of Ozark and NIS. Employer match is discretionary, and contributions are subject to a graded vesting schedule. Expense related to this plan totaled $175,000 and $176,000 for Ozark and $17,000 and $30,000 for NIS for the year ended December 31, 2020 and the eleven months ended December 31, 2019, respectively.

Ozark also sponsors a non-qualified, unfunded retirement plan covering certain members of executive staff. The plan is funded solely through discretionary employer contributions. Expense related to this plan totaled $247,000 and $45,000 for the year ended December 31, 2020 and the eleven months ended December 31, 2019, respectively.

(C)  Postretirement Employment Plans Other Than Pension

National Western sponsors two health care plans that were amended in 2004 to provide postretirement benefits to certain fully-vested individuals. The plan is unfunded. A December 31 measurement date is used for the plan. A detail of plan disclosures related to the plan is provided below:

Obligations and Funded Status

	December 31,
	2020	2019
	(In thousands)

Changes in projected benefit obligations:
Projected benefit obligations at beginning of year	$5,782	4,230
Interest cost	165	198
Actuarial (gain) loss	522	1,354
Benefits paid	—	—

Projected benefit obligations at end of year	6,469	5,782

Changes in plan assets:
Fair value of plan assets at beginning of year	—	—
Contributions	—	—
Benefits paid	—	—

Fair value of plan assets at end of year	—	—

Funded status at end of year	$(6,469)	(5,782)

The Projected Benefit Obligation changed in 2020 due to the following:
•An experience loss of approximately $389,000 due to the claims/healthcare cost trend experience.
•An experience gain of approximately $656,000 due to the change in actuarial assumptions.
•An experience gain of approximately $104,000 due to the change in mortality.
•An experience loss of approximately $893,000 due to the decrease in the discount rate from 3.00% to 2.25%.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Projected Benefit Obligation changed in 2019 due to the following:
•An experience loss of approximately $784,000 due to the claims/healthcare cost trend experience.
•An experience gain of approximately $283,000 due to the change in mortality.
•An experience gain of approximately $121,000 due to the difference in actual and expected benefit payments.
•An experience loss of approximately $974,000 due to the decrease in the discount rate from 4.00% to 3.00%.

	December 31,
	2020	2019
	(In thousands)

Amounts recognized in the Company's Consolidated Financial Statements:
Assets	$—	—
Liabilities	(6,469)	(5,782)

Net amount recognized	$(6,469)	(5,782)

Amounts recognized in accumulated other comprehensive income:
Net (gain) loss	$2,288	1,925
Prior service cost	—	—

Net amount recognized	$2,288	1,925

The accumulated benefit obligation was $6.5 million and $5.8 million at December 31, 2020 and 2019, respectively.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of Net Periodic Benefit Cost

	Years Ended December 31,
	2020	2019	2018
	(In thousands)

Components of net periodic benefit cost:
Interest cost	$165	198	158
Amortization of prior service cost	—	52	103
Amortization of net loss	158	244	151

Net periodic benefit cost	323	494	412

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net loss	522	1,354
Amortization of prior service cost	—	(52)
Amortization of net loss (gain)	(158)	(244)

Total recognized in other comprehensive income	364	1,058

Total recognized in net periodic benefit cost and other comprehensive income	$687	1,552

As the plans are not funded, there is no expected return on plan assets shown in the net periodic benefit cost table above. Ozark National and NIS do not offer postretirement employment benefits.

The components of net periodic benefit cost including service cost are reported in Other operating expenses in the Consolidated Statement of Earnings.

Assumptions

	December 31,
	2020	2019

Weighted-average assumptions used to determine benefit obligations:
Discount rate	2.25%	3.00%
Expected long-term return on plan assets	n/a	n/a

	December 31,
	2020	2019	2018

Weighted-average assumptions used to determine net periodic benefit costs:
Discount rate	3.00%	4.00%	3.75%
Expected long-term return on plan assets	n/a	n/a	n/a

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For measurement purposes, a 8.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2021, decreasing annually by 0.5% until reaching an ultimate rate of 5%.

Plan Assets

The plans are unfunded and therefore had no assets at December 31, 2020 and 2019.

Contributions

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2021	$—
2022	—
2023	—
2024	—
2025	—
2026-2030	1,216

(15)  FEDERAL INCOME TAXES

Total Federal income taxes were allocated as follows:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)

Taxes (benefits) on earnings from continuing operations:
Current	$(275)	58,834	(1,697)
Deferred	20,031	(25,294)	26,446

Taxes on earnings	19,756	33,540	24,749

Taxes (benefits) on components of stockholders' equity:
Net unrealized gains and losses on securities available-for-sale	92,528	26,836	(15,870)
Foreign currency translation adjustments	4	139	360
Change in benefit plan liability	(3,398)	(1,158)	3,003
Change in accounting	(806)	—	—

Total Federal income taxes	$108,084	59,357	12,242

.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provisions for Federal income taxes attributable to earnings from continuing operations vary from amounts computed by applying the statutory income tax rate to income statement earnings before Federal income taxes due to differences between the financial statement reporting and income tax treatment of certain items. These differences and the corresponding tax effects are as follows:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)

Income tax expense at statutory rate of 21%	$23,534	34,683	29,716
Dividend received deduction	(401)	(493)	(820)
Tax exempt interest	(1,436)	(1,564)	(1,416)
Non deductible salary expense	351	294	54
Adjustments pertaining to prior tax years	(8)	459	(3,071)
Nondeductible insurance	96	96	96
Nondeductible expenses	44	117	198
Tax rate differential for loss carryback	(2,497)	—	—
Other, net	73	(52)	(8)

Taxes on earnings from continuing operations	$19,756	33,540	24,749

The Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law on March 27, 2020 to provide relief to businesses impacted by the Coronavirus pandemic. The CARES Act included a temporary reprieve from the carryback limitation on the use of net operating losses, allowing taxpayers to carryback certain net operating losses generated from 2018 through 2020 for up to five years in order to claim a refund of taxes paid in prior years. Accordingly, the Company was permitted to carryback the taxable loss generated in the year ended December 31, 2020 to tax years when the corporate tax rate was 35%. This resulted in a permanent tax benefit equal to the 14% corporate tax rate differential between the carryback rate of 35% and the current statutory rate of 21%. The permanent tax benefit of $2.5 million is reflected as a component in the reconciliation of the tax rate for the year ended December 31, 2020.

The Company's policy is to record changes to deferred taxes for rate changes in the period when changes in tax laws have been enacted. Included in the 2018 adjustments pertaining to prior tax years is $0.5 million related to the writedown of deferred taxes due to the rate change in the Tax Cuts and Jobs Act enacted in December 2017 ("Tax Act") adjusted in the tax return.

The Company generally expects its effective tax rate to be less than the current statutory rate due to recurring permanent differences that reduce tax expense, principally tax exempt interest income and the dividend received deduction.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2020 and 2019 are presented below.

	December 31,
	2020	2019
	(In thousands)

Deferred tax assets:
Future policy benefits, excess of financial accounting liabilities over tax liabilities	$188,635	190,230
Investment securities write-downs for financial accounting purposes	649	293
Benefit plan liabilities	14,714	9,259
Accrued operating expenses recorded for financial accounting purposes not currently tax deductible	3,346	3,658
Accrued and unearned investment income recognized for tax purposes and deferred for financial accounting purposes	85	101
Other	2,172	636

Total gross deferred tax assets	209,601	204,177

Deferred tax liabilities:
Deferred policy acquisition costs, sales inducement costs, and VOBA, principally expensed for tax purposes	(153,742)	(154,873)
Tax reform reserve adjustment	(43,687)	(52,432)
Debt securities, principally due to deferred market discount for tax	(8,338)	(8,051)
Real estate, principally due to adjustments for financial accounting purposes	(2,245)	(45)
Net unrealized gains on debt and equity securities	(112,500)	(20,188)
Foreign currency translation adjustments	(1,360)	(1,356)
Fixed assets, due to different depreciation bases	(10,645)	(6,177)
Cost of reinsurance	(21,596)	—
Other	(614)	(962)

Total gross deferred tax liabilities	(354,727)	(244,084)

Net deferred tax liabilities	$(145,126)	(39,907)

Beginning January 1, 2018, the Tax Cuts and Jobs Act imposed a limitation on life insurance tax reserves based upon the greater of net surrender value or 92.81% of the reserve method prescribed by the National Association of Insurance Commissioners which covers such contract as of the date the reserve is determined. The Company determined that this limitation resulted in a tax reserve decrease of $332.9 million which the Tax Act allowed to be recognized over an eight-year period. At the statutory rate of 21%, the Company recorded a deferred tax liability as of December 31, 2017 of $69.9 million. This amount has been incorporated into the periodic measurement of net deferred tax liabilities. The total tax reserve adjustment of $332.9 million resulting from the limitation imposed under the Tax Act is being recognized as an increase of $41.6 million in taxable income per year through the year 2025. At the statutory rate of 21%, this results in additional tax of $8.7 million per year.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no valuation allowances for deferred tax assets at December 31, 2020 and 2019. In assessing deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is primarily dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and available tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

In accordance with GAAP, the Company assessed whether it had any significant uncertain tax positions related to open examination or other IRS issues and determined that there were none. Accordingly, no reserve for uncertain tax positions has been recorded. Should a provision for any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company's policy to accrue for such in its income tax accounts. There were no such accruals as of December 31, 2020 or 2019. The Company and its corporate subsidiaries file a consolidated U.S. Federal income tax return, which is subject to examination for all years after 2016.

The Company's federal income tax return is consolidated with the entities listed below.

•National Western Life Group, Inc. (NWLGI)
•National Western Life Insurance Company (NWLIC, a subsidiary of NWLGI)
•The Westcap Corporation (subsidiary of NWLIC)
•Braker P III, LLC (subsidiary of NWLIC)
•NWL Financial, Inc. (subsidiary of NWLIC)
•NWLSM, Inc. (subsidiary of NWLIC)
•NWL Services, Inc. (subsidiary of NWLGI)
•Regent Care Operations General Partner, Inc. (subsidiary of NWL Services, Inc.)
•Regent Care Operations Limited Partner, Inc. (subsidiary of NWL Services, Inc.)
•Regent Care General Partner, Inc. (subsidiary of NWL Services, Inc.)
•Regent Care Limited Partner, Inc. (subsidiary of NWL Services, Inc.)
•N.I.S. Financial Services, Inc. (NIS, a subsidiary of NWLGI)

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

(16)  SHORT-TERM BORROWINGS

National Western has available a $75 million bank line of credit (with Moody National Bank, its custodian bank and a related party) primarily for cash management purposes. The line of credit facility was increased from $40 million effective October 1, 2018. The Company is required to maintain a collateral security deposit in trust with the sponsoring bank having a fair value equal to 110% of the line of credit. The Company had no outstanding borrowings under the line of credit at December 31, 2020 or 2019. The Company maintained assets having an amortized value of $95.1 million (fair value of $98.8 million) on deposit with the lender at December 31, 2020.

During 2020, National Western became a member of the Federal Home Loan Bank of Dallas (FHLB) through an initial minimum required stock investment of $4.3 million. Through this membership, National Western will have a specified borrowing capacity based upon the amount of collateral it establishes. At December 31, 2020, no collateral had been established.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 28, 2017, a purported shareholder derivative lawsuit was filed in the 122nd District Court of Galveston County, State of Texas entitled Robert L. Moody, Jr. derivatively on behalf of National Western Life Insurance Company and National Western Life Group, Inc. v. Ross Rankin Moody, et al., naming certain current and former directors and current officers as defendants. The complaint challenged the directors’ oversight of insurance sales to non-U.S. residents and alleged that the defendants breached their fiduciary duties in the conduct of their duties as board members by failing to act (i) on an informed basis and (ii) in good faith or with the honest belief that their actions were in the best interests of the Company. The complaint sought an undetermined amount of damages, attorneys’ fees and costs, and equitable relief, including the removal of the Company’s Chairman and Chief Executive Officer and other board members and/or officers of the Company. The Company believes that the claims in the complaint were baseless and without merit, will continue to vigorously defend this lawsuit, and was awarded reimbursement of legal costs and expenses from plaintiff as detailed below. The Company believes, based on information currently available, that the final outcome of this lawsuit will not have a material adverse effect on the Company’s business, results of operations, or consolidated financial position. The companies and directors filed their respective Pleas to the Jurisdiction ("Pleas") contesting the plaintiff's standing to even pursue this action, along with their Answers, on October 27, 2017. On December 14, 2017, plaintiff filed a Response to the Pleas and on December 21, 2017, the Court heard oral argument on the Pleas. Plaintiff then filed a First Amended Petition on January 11, 2018. The companies and directors filed a Supplement to the Pleas on January 30, 2018, to which plaintiff responded on February 1, 2018, and the companies and directors replied on February 9, 2018. On May 3, 2018, the Court issued a memorandum to all attorneys of record stating that the Court would grant the defendants' Pleas and asked the attorney for defendants to prepare and submit proposed orders/judgments granting the requested relief for consideration by the Court. The defendants filed such proposed order granting the Pleas on May 7, 2018. On May 16, 2018 the Court issued an Order granting the Pleas and dismissing Robert L. Moody, Jr.’s claims with prejudice, and plaintiff then filed a Motion to Transfer Venue (“MTTV”). Defendants filed an Application for Fees, seeking to recover defendants’ legal costs and expenses from plaintiff, and a Response to the MTTV on June 8, 2018. In response plaintiff filed a Motion to Vacate, a Response to the Application for Fees, and his own Request for Attorney’s Fees on July 5, 2018. Defendants filed a Response to the Motion to Vacate and to plaintiff’s Request for Attorney’s Fees on July 11, 2018, and the Court heard oral arguments on July 16, 2018. Plaintiff filed supplemental briefing in support of his July 5, 2018 filings on July 25, 2018, and defendants filed their response to plaintiff's supplemental briefing on July 27, 2018. On August 8, 2018 the Court issued an Order denying plaintiff's Motion to Vacate. Pursuant to the Court’s instructions, on October 5, 2018, defendants filed an Order Granting Application for Expenses. Defendants then filed a Motion for Entry of Final Judgment and a Request for Submission Date on Motion for Entry of Final Judgment on October 11, 2018, which the Court set as October 30, 2018. Plaintiff filed his Objection to Proposed Final Judgment and Objection to Proposed Order on Attorneys’ Fees on October 25, 2018, to which defendants filed a response on October 30, 2018. On November 11, 2018, the Court issued its Final Judgment: ordering Plaintiff to pay the companies $1,314,054 for reasonable and necessary fees and expenses, denying Plaintiff’s Motion to Transfer Venue, and dismissing Plaintiff’s counterclaim. Plaintiff appealed the Court’s Final Judgment to the First District Court of Appeals in Houston, TX. The court of appeals issued a panel decision on December 10, 2020 affirming the dismissal and award of attorneys’ fees and expenses to the companies. On January 22, 2021, Plaintiff filed a motion for rehearing en banc of the affirmance of the award of attorneys’ fees and expenses. That motion remains pending.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the Form 10-Q for the period ended September 30, 2020, the Company reported that it experienced a data event in which an intruder accessed and exfiltrated certain data from the Company's network. As a result of this event, the Company is aware of two proposed class actions filed against the Company, Mildred Baldwin, on behalf of herself and others similarly situated vs. National Western Life Insurance Company, Missouri Circuit Court for the 18th Judicial Circuit (Pettis County) filed February 16, 2021, and Douglas Dyrssen Sr., individually and on behalf of all others similarly situated vs. National Western Life Insurance Company and National Western Life Group, Inc., United States District Court for the Eastern District of California filed March 8, 2021. The actions are seeking an undetermined amount of damages, attorneys' fees and costs, injunctive relief, declaratory and other equitable relief, and enjoinment. As the Company has been notified only recently of these lawsuits, it is in the process of analyzing the merits of these various allegations. At this time, no prediction can be made as to the likelihood or amount of any recovery against the Company. It is possible other actions may be filed against the Company due to the data event.

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

The Company had $14.5 million in commitments to fund new loans and $3.5 million in commitments to extend credit relating to existing loans at December 31, 2020. The Company evaluates each customer's creditworthiness on a case-by-case basis. The Company had commitments to make capital contributions to alternative investment debt and equity funds of $150.9 million as of December 31, 2020.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company estimates its liabilities for guaranty association assessments by using the latest information available from the National Organization of Life and Health Insurance Guaranty Associations. The Company monitors and revises its estimates for assessments as additional information becomes available which could result in changes to the estimated liabilities. As of December 31, 2020, 2019 and 2018, liabilities for guaranty association assessments totaled $0.2 million, $0.2 million and $0.1 million, respectively. Other operating expenses related to state guaranty association assessments were minimal for the years ended December 31, 2020, 2019 and 2018.

(D)  Leases

The Company leases various computers and other office related equipment under operating leases. Rental expenses for these leases were $0.5 million, $0.4 million and $0.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.  In October 2017, the Company entered into a lease agreement for new equipment under a finance lease. This lease will expire in December 2022. The present value of future payments capitalized amounted to $1.9 million and amortization commenced in 2018. The Company's future annual lease obligations as of December 31, 2020 are as shown below (in thousands).

2021	$416
2022	430
Total minimum lease payments	846

Less: Interest	(13)

Present value of net minimum lease payments	$833

(18)  DEPOSITS WITH REGULATORY AUTHORITIES

The following assets, stated at amortized cost, were on deposit with state and other regulatory authorities, as required by law, at the end of each year.

	December 31,
	2020	2019
	(In thousands)

National Western:
Debt securities held-to-maturity	$—	14,261
Debt securities available-for-sale	15,283	1,037
Short-term investments	475	475

Total National Western	15,758	15,773

Ozark National:
Debt securities held-to-maturity	—	3,343
Debt securities available-for-sale	3,331	—

Total Ozark National	3,331	3,343

Total	$19,089	19,116

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Mr. Moody, Jr. wholly owns an insurance marketing organization that maintains agency contracts with National Western pursuant to which agency commissions are paid in accordance with standard commission schedules. Mr. Moody, Jr. also maintains an independent agent contract with National Western for policies personally sold under which commissions are also paid in accordance with standard commission schedules. Commissions paid under these agency contracts aggregated approximately $182,957 and $131,974 in 2020 and 2019, respectively.

Management fees totaling $0 and $181,338 were paid to Regent Management Services, Limited Partnership ("RMS") for services provided to downstream nursing home subsidiaries of NWLGI in 2020 and 2019, respectively. These nursing home operations were sold by the Company during 2019. RMS is 1% owned by general partner RCC Management Services, Inc. ("RCC"), and 99% owned by limited partner, the Three R Trusts. RCC is 100% owned by the Three R Trusts. The Three R Trusts are four separate Texas trusts for the benefit of the children of Robert L. Moody, Sr. (Robert L. Moody, Jr., Ross R. Moody, Russell S. Moody, and Frances A. Moody-Dahlberg).

National Western holds an investment totaling approximately 9.4% of the issued and outstanding shares of Moody Bancshares, Inc. at December 31, 2020 and the Three R Trusts owns a majority of the issued and outstanding shares. Moody Bancshares, Inc. owns 100% of the outstanding shares of Moody Bank Holding Company, Inc., which owns approximately 98.5% of the outstanding shares of The Moody National Bank of Galveston ("MNB"). National Western utilizes MNB for certain bank custodian services as well as for certain administrative services with respect to its defined benefit plan. Fees totaling $582,150 and $777,498 were paid to MNB with respect to these services in 2020 and 2019, respectively. In 2018, the Company entered into an office space lease with MNB, with payments totaling $32,101 and $32,101 in 2020 and 2019, respectively.

National Western paid American National Group, Inc. (“American National”) $840,802 and $713,033 in 2020 and 2019, respectively, in premiums for certain company sponsored benefit plans and $2,635,164 and $2,903,053 in 2020 and 2019, respectively, in reimbursements for claim costs for which American National provides third party administrative services. American National paid National Western $2,744,962 and $3,024,013 in 2020 and 2019, respectively, in premiums for its company sponsored benefit plans. National Western maintains an investment agreement with American National Registered Investment Advisory, Inc., a subsidiary of American National, under which $47,778 and $45,391 was paid in 2020 and 2019, respectively, for services. Robert L. Moody, Sr., serves as Chairman Emeritus and Ross R. Moody serves as Chairman of the Board of American National.

During 2015, American National sold a 24.93% undivided participation in a mortgage loan to The Westcap Corporation for $20.0 million. The Westcap Corporation will receive 24.93% of all future cash receipts, which will be recognized over the life of the loan. This mortgage loan investment had a balance of $18.5 million and $19.0 million as of December 31, 2020 and 2019, respectively, which is reflected in the Consolidated Balance Sheets.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(20)  UNAUDITED QUARTERLY FINANCIAL DATA

Quarterly results of operations for 2020 are summarized as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands except per share data)

2020:
Total revenues	$52,488	216,015	202,702	223,537

Net earnings	$(2,062)	48,413	10,825	35,135

Basic earnings per share:
Class A	$(0.58)	13.69	3.06	9.94
Class B	$(0.29)	6.85	1.53	4.97

Diluted earnings per share:
Class A	$(0.58)	13.69	3.06	9.94
Class B	$(0.29)	6.85	1.53	4.97

Quarterly results of operations for 2019 are summarized as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands except per share data)

2019:
Total revenues	$217,909	192,685	173,166	235,428

Net earnings	$40,198	33,696	19,989	37,733

Basic earnings per share:
Class A	$11.37	9.53	5.65	10.67
Class B	$5.68	4.76	2.83	5.34

Diluted earnings per share:
Class A	$11.37	9.53	5.65	10.67
Class B	$5.68	4.76	2.83	5.34

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Quarterly revenues reflect the differences between the change in fair value of derivative investments for each quarter corresponding to the performance of the indices upon which the Company's call options are based. The comparability of revenues is impacted by the application of fair value accounting to fixed-index business as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands)

2020	$(106,629)	40,243	31,520	49,620

2019	$42,003	17,828	3,296	60,080

(21)  SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date of filing and no other reportable items were identified.

NATIONAL WESTERN LIFE GROUP, INC.
SCHEDULE I
SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES (Continued)
December 31, 2020
(In thousands)

Type of Investment	Amortized Cost or Cost (1)	Fair Value	Balance Sheet Amount

Debt securities available-for-sale:
United States government and government agencies and authorities	$76,097	78,719	78,719
States, municipalities, and political subdivisions	528,266	566,089	566,089
Foreign governments	11,115	11,449	11,449
Public utilities	831,990	909,910	909,910
Corporate	7,376,104	8,098,973	8,098,973
Commercial mortgage-backed	30,108	953,788	953,788
Residential mortgage-backed	902,974	31,471	31,471
Asset-backed	117,889	120,524	120,524
Total securities available-for-sale	9,874,543	10,770,923	10,770,923

Total fixed maturity bonds	9,874,543	10,770,923	10,770,923

Equity securities:
Common stocks:
Public utilities	728	1,309	1,309
Banks, trust, and insurance companies	1,701	3,143	3,143
Industrial, miscellaneous, and all others	9,391	13,042	13,042
Preferred stocks	250	250	250
Total equity securities	12,070	17,744	17,744

Derivatives, index options	132,821		132,821
Mortgage loans on real estate	332,521		332,521
Policy loans	74,083		74,083
Other long-term investments (2)	104,113		104,113
Total investments other than investments in related parties	$10,530,151		11,432,205

(1) Bonds and mortgages are shown at amortized cost reduced by repayments and allowances for possible losses. Real estate is stated at costs net of accumulated depreciation. Derivatives are shown at fair value.
(2) There was no real estate acquired by foreclosure included in other long-term investments.

See accompanying report of Independent Registered Public Accounting Firm.

National Western Life Group, Inc.
Schedule II
Condensed Financial Information of Registrant
Condensed Statements of Financial Position as of December 31, 2020 and 2019
(Parent Company Only)
(in thousands)

	2020	2019

ASSETS
Investment in subsidiaries	$2,535,669	2,111,369
Cash and cash equivalents	8,376	1,239
Federal income tax receivable	—	4,731
Deferred Federal income tax asset	7,721	240
Other assets	293	323

Total assets	$2,552,059	2,117,902

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Due to subsidiaries	$—	—
Current Federal income tax liability	11,667	—
Deferred Federal income tax liability	—	—
Other liabilities	642	1,472

Total liabilities	12,309	1,472

Stockholders' Equity:
Common Stock:
Class A - $0.01 par value; 7,500,000 shares authorized; 3,436,020 issued and outstanding in 2020 and 2019	34	34
Class B - $0.01 par value; 200,000 shares authorized, issued, and outstanding in 2020 and 2019	2	2
Additional paid-in capital	41,716	41,716
Accumulated other comprehensive income	395,421	60,108
Retained earnings	2,102,577	2,014,570

Total stockholders’ equity	2,539,750	2,116,430

Total liabilities and stockholders' equity	$2,552,059	2,117,902

See Notes to Condensed Financial Information of Registrant

National Western Life Group, Inc.
Schedule II
Condensed Financial Information of Registrant
Condensed Statements of Operations for the Years Ended December 31, 2020, 2019 and 2018
(Parent Company Only)
(in thousands)

	2020	2019	2018

Revenues:
Dividend income from subsidiaries	$1,395	36,000	5,957
Net investment income	9	—	—

Total revenues	1,404	36,000	5,957

Expenses:
Other operating expenses	3,322	5,358	2,617

Total expenses	3,322	5,358	2,617

Earnings/(loss) before Federal income taxes	(1,918)	30,642	3,340
Federal income taxes/(benefit)	(2,212)	(1,739)	(717)

Earnings before equity in earnings of affiliates	294	32,381	4,057
Equity in earnings of affiliates	92,018	99,235	112,701

Net earnings	$92,312	131,616	116,758

See Notes to Condensed Financial Information of Registrant

National Western Life Group, Inc.
Schedule II
Condensed Financial Information of Registrant
Condensed Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018
(Parent Company Only)
(in thousands)

	2020	2019	2018

Cash flows from operating activities:
Net earnings	$92,312	131,616	116,758
Adjustments to reconcile net earnings to cash provided by operating activities:
Equity in earnings of affiliates	(92,018)	(99,235)	(112,701)
Depreciation and amortization	30	30	30
Change in:
Federal income tax, net	16,397	(547)	(1,166)
Deferred Federal income tax	(7,481)	(637)	448
Due to subsidiaries, net	—	—	—
Other, net	(830)	(4)	(1,956)

Net cash provided by operating activities	8,410	31,223	1,413

Cash flows from investing activities:
Payments to acquire businesses	—	(30,154)	—

Net cash provided by (used in) investing activities	—	(30,154)	—

Cash flows from financing activities:
Dividends on common stock	(1,273)	(1,273)	(1,273)

Net cash provided by (used in) financing activities	(1,273)	(1,273)	(1,273)

Net increase (decrease) in cash, cash equivalents, and restricted cash	7,137	(204)	140
Cash, cash equivalents, and restricted cash at the beginning of year	1,239	1,443	1,303

Cash, cash equivalents, and restricted cash at the end of year	$8,376	1,239	1,443

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

2. Dividend Payments

In the years ended December 31, 2020, 2019 and 2018, dividends of $0.0 million, $36.0 million and $6.0 million were declared and paid by NWLIC to NWLGI, respectively. In the years ended December 31, 2020 and 2019, dividends of $1.4 million and $0.0 million were declared and paid by NIS to NWLGI, respectively. These dividend payments are eliminated in the consolidated financial statements.

NATIONAL WESTERN LIFE GROUP, INC.
SCHEDULE IV
REINSURANCE INFORMATION
For the Years Ended December 31, 2020, 2019 and 2018
(In thousands)

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net amount	Percentage of Amount Assumed to Net
	(In thousands)

2020
Life insurance face in force	$21,954,160	4,013,073	—	17,941,087	—%

Premiums:
Life insurance	$95,579	6,217	205	89,567	0.2%
Accident and health insurance	2,956	—	—	2,956	—%
Annuities	19	—	—	19	—%
Total premiums	$98,554	6,217	205	92,542	0.2%

2019
Life insurance face in force	$23,299,829	4,252,828	—	19,047,001	—%

Premiums:
Life insurance	$92,844	6,041	212	87,015	0.2%
Accident and health insurance	3,214	—	—	3,214	—%
Annuities	19	—	—	19	—%
Total premiums	$96,077	6,041	212	90,248	0.2%

2018
Life insurance face in force	$18,595,209	4,021,979	—	14,573,230	—%

Premiums:
Life insurance	$18,478	3,196	—	15,282	—%
Accident and health insurance	3,009	—	—	3,009	—%
Annuities	—	—	—	—	—%
Total premiums	$21,487	3,196	—	18,291	—%

NATIONAL WESTERN LIFE GROUP, INC.
SCHEDULE V
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2020, 2019 and 2018
(In thousands)

Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Retained Earnings	Reductions	Balance at End of Period

Valuation accounts deducted from applicable assets:

Allowance for possible losses on mortgage loans:

December 31, 2020	$675	1,307	504	—	2,486

December 31, 2019	$675	—	—	—	675

December 31, 2018	$650	25	—	—	675

Allowance for current expected credit losses on debt securities

December 31, 2020	$—	—	3,334	(3,334)	—

Allowance for possible losses on real estate:

December 31, 2020	$596	—	—	(172)	424

December 31, 2019	$611	—	—	(15)	596

December 31, 2018	$611	—	—	—	611
Notes:
(1) Amounts were recorded to realized (gains) losses on investments prior to January 1, 2020, and net investment income, subsequent to January 1, 2020.
(2) On January 1, 2020, the Company adopted ASU 2016-13 and recorded a transition adjustment to retained earnings.

See accompanying report of Independent Registered Public Accounting Firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL WESTERN LIFE GROUP, INC.
(Registrant)

Date:	March 16, 2021	/S/Ross R. Moody
By: Ross R. Moody, Chairman of the Board, President and
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/S/Ross R. Moody	Chairman of the Board, President	March 16, 2021
Ross R. Moody	and Chief Executive Officer
(Principal Executive Officer)

/S/Brian M. Pribyl	Senior Vice President - Chief Financial Officer,	March 16, 2021
Brian M. Pribyl	and Treasurer
(Principal Financial Officer)
(Principal Accounting Officer)

/S/Thomas A. Blackwell	Director	March 16, 2021
Thomas A. Blackwell

/S/David S. Boone	Director	March 16, 2021
David S. Boone

/S/Stephen E. Glasgow	Director	March 16, 2021
Stephen E. Glasgow

/S/E. Douglas McLeod	Director	March 16, 2021
E. Douglas McLeod

	Director	March 16, 2021
Frances A. Moody-Dahlberg

/S/Charles D. Milos	Director	March 16, 2021
Charles D. Milos

/S/Ann M. Moody	Director	March 16, 2021
Ann M. Moody

/S/E.J. Pederson	Director	March 16, 2021
E.J. Pederson