Form 10-Q
period 2021-03-31
National Western Life Group, Inc.
filed 2021-05-10
CIK 1635984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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
Large Accelerated filer  ☐  Accelerated filer  ☒    Non-accelerated filer (Do not check if a smaller reporting company)  ☐  Smaller reporting company ☐  Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of May 7, 2021, the number of shares of Registrant's common stock outstanding was: Class A – 3,436,020 and  Class B - 200,000.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
ASSETS	March 31, 2021	December 31, 2020

Investments:
Debt securities available-for-sale, at fair value (cost: $9,447,267 and $9,874,543)	$10,014,351	10,770,923
Debt securities trading, at fair value (cost: $668,285 and $0)	654,333	—
Mortgage loans, net of allowance for credit losses ($3,033 and $2,486)	377,495	332,521
Policy loans	72,832	74,083
Derivatives, index options	137,130	132,821
Equity securities, at fair value (cost: $12,052 and $12,069)	19,120	17,744
Other long-term investments	115,830	104,113

Total investments	11,391,091	11,432,205

Cash and cash equivalents	435,644	581,059
Deferred policy acquisition costs	497,678	382,080
Deferred sales inducements	63,149	43,845
Value of business acquired	160,417	162,968
Cost of reinsurance	98,972	102,840
Accrued investment income	90,171	88,323
Federal income tax receivable	—	10,408
Amounts recoverable from reinsurer	1,695,698	1,709,232
Other assets	169,626	135,310

Total assets	$14,602,446	14,648,270

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY	March 31, 2021	December 31, 2020

LIABILITIES:

Future policy benefits:
Universal life and annuity contracts (Note 1)	$9,029,904	9,035,316
Traditional life reserves	899,471	898,103
Other policyholder liabilities	148,261	138,480
Funds withheld liability	1,636,959	1,697,591
Deferred Federal income tax liability (Note 1)	107,116	145,126
Federal income tax payable	3,417	—
Other liabilities	326,823	193,904

Total liabilities	12,151,951	12,108,520

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:

Common stock:
Class A - $0.01 par value; 7,500,000 shares authorized; 3,436,020 issued and outstanding in 2021 and 2020	34	34
Class B - $0.01 par value; 200,000 shares authorized, issued, and outstanding in 2021 and 2020	2	2
Additional paid-in capital	41,716	41,716
Accumulated other comprehensive income	244,037	395,421
Retained earnings (Note 1)	2,164,706	2,102,577

Total stockholders’ equity	2,450,495	2,539,750

Total liabilities and stockholders' equity	$14,602,446	14,648,270

Note:  The Condensed Consolidated Balance Sheet at December 31, 2020 has been derived from the audited Consolidated Financial Statements as of that date.

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
For the Three Months Ended March 31, 2021 and 2020
(Unaudited)
(In thousands, except per share amounts)

	2021	2020

Premiums and other revenues:
Universal life and annuity contract charges	$34,889	35,306
Traditional life premiums	22,584	23,522
Net investment income (loss)	166,075	(13,478)
Other revenues	5,414	3,653
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) gains (losses)	—	2
Portion of OTTI (gains) losses recognized in other comprehensive income	—	(2)
Net OTTI losses recognized in earnings	—	—
Other net investment gains (losses)	1,416	3,485
Total net realized investment gains (losses)	1,416	3,485
Total revenues	230,378	52,488

Benefits and expenses:
Life and other policy benefits	37,889	33,634
Amortization of deferred transaction costs	29,989	30,037
Universal life and annuity contract interest	52,845	(28,026)
Other operating expenses	31,335	19,822

Total benefits and expenses	152,058	55,467

Earnings (loss) before Federal income taxes	78,320	(2,979)

Federal income taxes	16,191	(917)

Net earnings (loss)	$62,129	(2,062)

Basic earnings (loss) per share:
Class A	$17.57	$(0.58)
Class B	$8.79	$(0.29)

Diluted earnings (loss) per share:
Class A	$17.57	$(0.58)
Class B	$8.79	$(0.29)

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2021 and 2020
(Unaudited)
(In thousands)

	2021	2020

Net earnings (loss)	$62,129	(2,062)

Other comprehensive income (loss), net of effects of deferred costs and taxes:
Unrealized gains (losses) on securities:
Net unrealized holding gains (losses) arising during period	(152,195)	(78,153)
Net unrealized liquidity gains (losses)	—	1
Reclassification adjustment for net amounts included in net earnings	(1,119)	(601)

Net unrealized gains (losses) on securities	(153,314)	(78,753)

Foreign currency translation adjustments	(5)	(39)

Benefit plans:
Amortization of net prior service cost and net gain (loss)	1,935	(2,066)

Other comprehensive income (loss)	(151,384)	(80,858)

Comprehensive income (loss)	$(89,255)	(82,920)

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2021 and 2020
(Unaudited)
(In thousands)

	2021	2020

Common stock:
Balance at beginning of period	$36	36
Shares exercised under stock option plan	—	—

Balance at end of period	36	36

Additional paid-in capital:
Balance at beginning of period	41,716	41,716
Shares exercised under stock option plan	—	—

Balance at end of period	41,716	41,716

Accumulated other comprehensive income (loss):
Unrealized gains (losses) on non-impaired securities:
Balance at beginning of period	418,741	70,665
Change in unrealized gains (losses) during period, net of tax	(153,314)	(78,754)

Balance at end of period	265,427	(8,089)

Unrealized losses on impaired held-to-maturity securities:
Balance at beginning of period	—	(4)
Cumulative effect of change in accounting principle	—	—
Amortization	—	2
Other-than-temporary impairments, non-credit, net of tax	—	—
Additional credit loss on previously impaired securities	—	—
Change in shadow deferred policy acquisition costs	—	(1)

Balance at end of period	—	(3)

Unrealized losses on impaired available-for-sale securities:
Balance at beginning of period	—	(2)
Other-than-temporary impairments, non-credit, net of tax	—	—
Change in shadow deferred policy acquisition costs	—	—
Recoveries, net of tax	—	—

Balance at end of period	—	(2)

	Continued on Next Page

NATIONAL WESTERN LIFE GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued) For the Three Months Ended March 31, 2021 and 2020 (Unaudited) (In thousands)

	2021	2020

Foreign currency translation adjustments:
Balance at beginning of period	5,116	5,101
Change in translation adjustments during period	(5)	(39)

Balance at end of period	5,111	5,062

Benefit plan liability adjustment:
Balance at beginning of period	(28,436)	(15,652)
Amortization of net prior service cost and net gain (loss), net of tax	1,935	(2,066)

Balance at end of period	(26,501)	(17,718)

Accumulated other comprehensive income (loss) at end of period	244,037	(20,750)

Retained earnings:
Balance at beginning of period	2,102,577	2,014,570
Cumulative effect of change in accounting principle, net of tax (Note 1)	—	(3,032)
Net earnings (loss)	62,129	(2,062)

Balance at end of period	2,164,706	2,009,476

Total stockholders' equity	$2,450,495	2,030,478

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2021 and 2020
(Unaudited)
(In thousands)

	2021	2020

Cash flows from operating activities:
Net earnings (loss)	$62,129	(2,062)
Adjustments to reconcile net earnings (loss) to net cash from operating activities:
Universal life and annuity contract interest	52,845	(28,026)
Surrender charges and other policy revenues	(6,134)	(7,450)
Realized (gains) losses on investments	(1,416)	(3,485)
Accretion/amortization of discounts and premiums, investments	464	850
Depreciation and amortization	3,159	2,993
Increase (decrease) in estimated credit losses on investments	547	3,411
(Increase) decrease in value of debt securities trading	13,952	—
(Increase) decrease in value of equity securities	(1,627)	5,816
(Increase) decrease in value of derivative options	(28,023)	106,629
(Increase) decrease in deferred policy acquisition and sales inducement costs, and value of business acquired	2,876	16,681
(Increase) decrease in accrued investment income	(1,848)	(2,482)
(Increase) decrease in reinsurance recoverable	13,534	9,389
(Increase) decrease in cost of reinsurance	3,868	—
(Increase) decrease in other assets	184	(98)
Increase (decrease) in liabilities for future policy benefits	17,765	6,357
Increase (decrease) in other policyholder liabilities	9,781	6,972
Increase (decrease) in Federal income tax liability	13,825	(17,030)
Increase (decrease) in deferred Federal income tax	2,231	15,971
Increase (decrease) in funds withheld liability	(60,632)	—
Increase (decrease) in other liabilities	(41,590)	(8,775)

Net cash provided by operating activities	55,890	105,661

Cash flows from investing activities:
Proceeds from sales of:
Debt securities available-for-sale	571,117	—
Other investments	10,608	2,285
Proceeds from maturities, redemptions, and prepayments of:
Debt securities held-to-maturity	—	187,973
Debt securities available-for-sale	384,835	93,326
Debt securities trading	1,309	—
Other investments	4,557	7,280
Derivatives, index options	34,968	52,973
Purchases of:
Debt securities held-to-maturity	—	(75,836)
Debt securities available-for-sale	(408,534)	(92,963)

	Continued on Next Page

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) For the Three Months Ended March 31, 2021 and 2020 (Unaudited) (In thousands)

	2021	2020

Debt securities trading	(605,828)	—
Equity securities	(10,356)	(488)
Derivatives, index options	(11,511)	(22,403)
Other investments	(17,208)	(11,446)
Property, equipment, and other productive assets	(2,603)	(58)
Principal payments on mortgage loans	4,015	2,149
Cost of mortgage loans acquired	(49,510)	(6,996)
Decrease (increase) in policy loans	1,251	1,972
Other (increases) decreases to funds withheld	(39,790)	—

Net cash provided by (used in) investing activities	(132,680)	137,768

Cash flows from financing activities:
Deposits to account balances for universal life and annuity contracts	169,294	117,682
Return of account balances on universal life and annuity contracts	(237,814)	(262,371)
Principal payments under finance lease obligation	(99)	—

Net cash provided by (used in) financing activities	(68,619)	(144,689)

Effect of foreign exchange	(6)	(50)

Net increase (decrease) in cash, cash equivalents, and restricted cash	(145,415)	98,690
Cash, cash equivalents, and restricted cash at beginning of period	581,059	253,525

Cash, cash equivalents and restricted cash at end of period	$435,644	352,215

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid (received) during the period for:
Interest	$19	19
Income taxes	$5	1

Noncash operating activities:
Net deferral and amortization of sales inducements	$2,257	(3,360)

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position of National Western Life Group, Inc. ("NWLGI") and its wholly owned subsidiaries (collectively, the “Company”) as of March 31, 2021, and the results of its operations and its cash flows for the three months ended March 31, 2021 and March 31, 2020. Such adjustments are of a normal recurring nature. Certain reclasses of prior year balances have been made for comparison. In addition, certain segment information disclosed in Note 6 has been revised. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year. It is recommended that these Condensed Consolidated Financial Statements be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 which is accessible free of charge through the Company's internet site at www.nwlgi.com or the Securities and Exchange Commission internet site at www.sec.gov. The Condensed Consolidated Balance Sheet at December 31, 2020 has been derived from the audited consolidated financial statements as of that date.

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

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates in the accompanying Condensed Consolidated Financial Statements include: (1) liabilities for future policy benefits, (2) valuation of derivative instruments, (3) recoverability and amortization of deferred policy acquisition costs ("DPAC"), deferred sales inducements ("DSI"), the value of business acquired ("VOBA"), and the cost of reinsurance ("COR"), (4) valuation allowances for deferred tax assets, (5) goodwill, (6) allowances for credit losses on debt securities and mortgage loans, and (7) commitments and contingencies.

As a result of executing a funds withheld coinsurance agreement at December 31, 2020, in the quarter ended March 31, 2021, the Company implemented accounting policies related to trading debt securities and the embedded derivative on reinsurance in its financial statements. Trading securities represent debt securities that are included in the fund assets withheld as part of the funds withheld coinsurance agreements to support the policyholder liability obligations ceded to the reinsurer. Trading debt securities are reported in the accompanying Condensed Consolidated Financial Statements at their fair values with changes in their fair values reflected as a component of Net investment income (loss) in the Condensed Consolidated Statements of Earnings (Loss). Since these trading debt securities pertain to investment activities related to coinsurance agreements rather than as an income strategy based on active trading, they are classified as investing activities in the Condensed Consolidated Statements of Cash Flows. Under the terms of the coinsurance funds withheld agreement, while the assets are withheld the associated interest and credit risk of these assets are transferred to the reinsurer creating an embedded derivative on reinsurance in the funds withheld liability. Accordingly, the Company is required to bifurcate the embedded derivative from the host contract in accordance with ASC 815-15. The bifurcated embedded derivative on reinsurance is computed as the fair value unrealized gain (loss) on the underlying funds withheld assets. This amount is included as a component of the funds withheld liability balance reported on the Condensed Consolidated Balance Sheets, with changes in the embedded derivative on reinsurance reported in Net investment income (loss) in the Condensed Consolidated Statements of Earnings. The embedded derivative on reinsurance is classified as a Level 2 financial instrument in the fair value hierarchy because its valuation input is the fair value market adjustments on the underlying Level 2 debt securities. See Note (10) Fair Values of Financial Instruments for further details of fair value disclosures. In the Condensed Consolidated Statements of Cash Flows, changes in the funds withheld liability are reported as operating activities. Realized gains on funds withheld assets are transferred to the reinsurer and reported as investing activities in the Condensed Consolidated Statements of Cash Flows.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The table below shows the net unrealized gains and losses on available-for-sale securities that were reclassified out of accumulated other comprehensive income for the three months ended March 31, 2021 and March 31, 2020.

Affected Line Item in the Statements of Earnings/(Loss)	Amount Reclassified From Accumulated Other Comprehensive Income
	Three Months Ended March 31,
	2021	2020
	(In thousands)

Other net investment gains (losses)	$1,416	761
Earnings before Federal income taxes	1,416	761
Federal income taxes	297	160

Net earnings	$1,119	601

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Accounting pronouncements adopted

In December 2019, the FASB issued ASU 2019-12 Income Taxes - Simplifying the Accounting for Income Taxes (Topic 740), which simplifies various aspects of the income tax accounting guidance and will be applied using different approaches depending on the specific amendment. The amendments are effective for fiscal periods beginning after December 15, 2020. Early adoption is permitted. The adoption of this ASU did not have a material effect on the results of operations or financial position of the Company.

In June 2016, the FASB released ASU 2016-13, Financial Instruments - Credit Losses, which revises the credit loss recognition criteria for certain financial assets measured at amortized cost. The new guidance replaces the existing incurred loss recognition model with an expected loss recognition model ("CECL"). The objective of the CECL model is for the reporting entity to recognize its estimate of current expected credit losses for affected financial assets in a valuation allowance deducted from the amortized cost basis of the related financial assets that results in presenting the net carrying value of the financial assets at the amount expected to be collected. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The amendments in this Update add clarification and correction to ASU 2016-13 around expected recoveries for purchased financial assets with credit deterioration, transition relief for troubled debt restructurings, disclosures related to accrued interest receivables, and financial assets secured by collateral maintenance provisions. The guidance for these pronouncements was effective for interim and annual periods beginning after December 15, 2019, and for most affected instruments must be adopted using a modified retrospective approach, with a cumulative effect adjustment recorded to beginning retained earnings. Effective January 1, 2020, the Company adopted the expected loss recognition model related to mortgage loans, debt securities held to maturity, and reinsurance recoverable using a modified retrospective approach. The change in accounting, net of tax, of $3.0 million was recorded as a charge to retained earnings in the first quarter of 2020 reflecting initial allowance for estimated credit losses balances of $1.2 million on mortgage loans and $3.3 million on debt securities held to maturity. The estimated credit losses for reinsurance recoverable were immaterial to the financial statements, but are monitored on a quarterly basis for any changes. Refer to Note (9) Investments for more information. Certain disclosures required by ASU 2016-13 are not included in the Consolidated Financial Statements as the impact of this standard was not material.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future Consolidated Financial Statements.

(3) STOCKHOLDERS' EQUITY

Robert L. Moody, Sr., through the Robert L. Moody Revocable Trust, controls 99.0% of the total outstanding shares of the Company's Class B common stock as of March 31, 2021. Holders of the Company's Class A common stock elect one-third of the Board of Directors of the Company, and holders of the Class B common stock elect the remainder. Any cash or in-kind dividends paid on each share of Class B common stock are to be only one-half of the cash or in-kind dividends paid on each share of Class A common stock. In the event of liquidation of the Company, the Class A stockholders will receive the par value of their shares; then the Class B stockholders shall receive the par value of their shares; and the remaining net assets of the Company shall be divided between the stockholders of both Class A and Class B stock based upon the number of shares held.

As the sole owner of National Western, all dividends declared by National Western are payable entirely to NWLGI and are eliminated in consolidation. National Western is restricted by state insurance laws as to dividend amounts which may be paid to stockholders without prior approval from the Colorado Division of Insurance. The restrictions are based on the lesser of statutory earnings from operations, excluding capital gains, or 10% of statutory surplus of National Western as of the previous year-end. Under these guidelines the maximum dividend payment which may be made without prior approval in 2021 is $10.0 million.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Ozark National is similarly restricted under the state insurance laws of Missouri as to dividend amounts which may be paid to stockholders without prior approval to the greater of 10.0% of the statutory surplus of the company from the preceding year-end or the company's net gain from operations, excluding capital gains, from the prior calendar year. Based upon this restriction, the maximum dividend payment which may be made in 2021 without prior approval is $20.0 million. All dividends declared by Ozark National are payable entirely to NWLIC as the sole owner and are eliminated in consolidation.
National Western did not declare or pay cash dividends to NWLGI during the three months ended March 31, 2021 and 2020. NWLGI also did not declare or pay cash dividends on its common shares during the three months ended March 31, 2021 and 2020.

(4) EARNINGS PER SHARE

Basic earnings (loss) per share of common stock are computed by dividing net earnings available to each class of common stockholders on an as if distributed basis by the weighted-average number of common shares outstanding for the period. Diluted earnings per share, by definition, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, that then shared in the distributed earnings of each class of common stock. U.S. GAAP requires a two-class presentation for the Company's two classes of common stock. The Company currently has no share-based compensation awards outstanding that could be redeemed for shares of common stock.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Net earnings (loss) for the periods shown below are allocated between Class A shares and Class B shares based upon (1) the proportionate number of shares issued and outstanding as of the end of the period, and (2) the per share dividend rights of the two classes under the Company's Restated Certificate of Incorporation (the Class B dividend per share is equal to one-half the Class A dividend per share).

	Three Months Ended March 31,
	2021		2020
	Class A	Class B	Class A	Class B
	(In thousands except per share amounts)

Numerator for Basic and Diluted Earnings (Loss) Per Share:
Net earnings (loss)	$62,129		(2,062)
Dividends - Class A shares	—		—
Dividends - Class B shares	—		—

Undistributed earnings (loss)	$62,129		(2,062)

Allocation of net earnings (loss):
Dividends	$—	—	—	—
Allocation of undistributed earnings (loss)	60,372	1,757	(2,004)	(58)

Net earnings (loss)	$60,372	1,757	(2,004)	(58)

Denominator:
Basic earnings (loss) per share - weighted-average shares	3,436	200	3,436	200
Effect of dilutive stock options	—	—	—	—

Diluted earnings (loss) per share - adjusted weighted-average shares for assumed conversions	3,436	200	3,436	200

Basic earnings (loss) per share	$17.57	8.79	(0.58)	(0.29)

Diluted earnings (loss) per share	$17.57	8.79	(0.58)	(0.29)

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

	Three Months Ended
	March 31,
	2021	2020
	(In thousands)

Service cost	$30	27
Interest cost	132	168
Expected return on plan assets	(356)	(315)
Amortization of net loss	134	145

Net periodic benefit cost	$(60)	25

The service cost shown above for each period represents plan expenses expected to be paid out of plan assets. Under the clarified rules of the Pension Protection Act, plan expenses paid from plan assets are to be included in the plan's service cost component.

The Company's minimum required contribution for the 2021 plan year is $0.0 million. There was $0.7 million in planned contributions remaining for the 2020 plan year as of March 31, 2021. As of March 31, 2021, the Company has made $0.2 million in contributions to the plan for the 2020 plan year and $0.0 million in contributions to the plan for the 2021 plan year.

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

The following table summarizes the components of net periodic benefit costs for the non-qualified defined benefit plans.

	Three Months Ended
	March 31,
	2021	2020
	(In thousands)

Service cost	$309	302
Interest cost	261	338
Amortization of prior service cost	15	15
Amortization of net loss	1,282	1,445

Net periodic benefit cost	$1,867	2,100

As the plans are not funded, there is no expected return on plan assets shown in the net periodic benefit cost table above. The Company expects to contribute $2.0 million to these plans in 2021. As of March 31, 2021, the Company has contributed $0.4 million to the plans.

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

	Three Months Ended
	March 31,
	2021	2020
	(In thousands)

Interest cost	$37	41
Amortization of net loss	73	40

Net periodic benefit cost	$110	81

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
As the plans are not funded, there is no expected return on plan assets shown in the net periodic benefit cost table above. The Company expects to contribute minimal amounts to the plans in 2021. Ozark National and NIS do not offer postemployment benefits.

The components of net periodic benefit cost including service cost are reported in the line item “Other operating expenses” in the Condensed Consolidated Statements of Earnings (Loss).

(6)SEGMENT AND OTHER OPERATING INFORMATION

The Company defines its reportable operating segments as domestic life insurance, international life insurance, annuities, and ONL and Affiliates (previously referred to as "Acquired Businesses"). These segments are organized based on product types, geographic marketing areas, and business groupings. Ozark National and NIS have been combined into a separate segment given its inter-related marketing and sales approach which consists of a coordinated sale of a non-participating whole life insurance product (Ozark National) and a mutual fund investment product (NIS). A fifth category "All Others" primarily includes investments and earnings of non-operating subsidiaries as well as other remaining investments and assets not otherwise supporting specific segment operations.

A summary of segment information as of March 31, 2021 and December 31, 2020 for the Condensed Consolidated Balance Sheet items and for the three months ended March 31, 2021 and March 31, 2020 for the Condensed Consolidated Statements of Earnings (Loss) is provided below.

Condensed Consolidated Balance Sheet Items:

	March 31, 2021
	Domestic Life Insurance	International Life Insurance	Annuities	ONL & Affiliates	All Others	Totals
	(In thousands)

Deferred transaction costs	$118,116	152,639	380,497	168,964	—	820,216
Total segment assets	1,669,647	1,056,287	9,742,904	1,085,932	374,454	13,929,224
Future policy benefits	1,388,377	793,066	6,977,712	770,220	—	9,929,375
Other policyholder liabilities	18,315	11,297	103,317	15,332	—	148,261
Funds withheld liability	—	—	1,636,959	—	—	1,636,959

	December 31, 2020
	Domestic Life Insurance	International Life Insurance	Annuities	ONL & Affiliates	All Others	Totals
	(In thousands)

Deferred transaction costs	$94,100	124,480	302,397	170,756	—	691,733
Total segment assets	3,242,794	1,034,280	7,976,588	1,117,509	382,149	13,753,320
Future policy benefits	1,337,174	798,952	7,028,860	768,433	—	9,933,419
Other policyholder liabilities	16,378	11,086	94,049	16,967	—	138,480
Funds withheld liability	—	—	1,697,591	—	—	1,697,591

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidated Statements of Earnings (Loss):

	Three Months Ended March 31, 2021
	Domestic Life Insurance	International Life Insurance	Annuities	ONL & Affiliates	All Others	Totals
	(In thousands)

Premiums and contract revenues	$13,898	20,180	3,930	19,465	—	57,473
Net investment income (loss)	23,843	12,116	119,724	6,574	3,818	166,075
Other revenues	21	28	1,374	2,926	1,065	5,414

Total revenues	37,762	32,324	125,028	28,965	4,883	228,962

Life and other policy benefits	6,110	4,375	10,001	17,403	—	37,889
Amortization of deferred transaction costs	5,460	5,392	16,447	2,690	—	29,989
Universal life and annuity contract interest	21,621	10,799	20,425	—	—	52,845
Other operating expenses	7,447	4,774	12,930	4,746	1,438	31,335
Federal income taxes (benefit)	(594)	1,443	13,476	857	712	15,894

Total expenses	40,044	26,783	73,279	25,696	2,150	167,952

Segment earnings (loss)	$(2,282)	5,541	51,749	3,269	2,733	61,010

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended March 31, 2020
	Domestic Life Insurance	International Life Insurance	Annuities	ONL & Affiliates	All Others	Totals
	(In thousands)

Premiums and contract revenues	$11,228	22,867	4,650	20,083	—	58,828
Net investment income	(19,383)	(9,000)	10,632	6,301	(2,028)	(13,478)
Other revenues	29	54	4	2,422	1,144	3,653

Total revenues	(8,126)	13,921	15,286	28,806	(884)	49,003

Life and other policy benefits	5,877	3,331	8,189	16,237	—	33,634
Amortization of deferred transaction costs	2,573	6,052	19,021	2,391	—	30,037
Universal life and annuity contract interest	(21,693)	(10,837)	4,504	—	—	(28,026)
Other operating expenses	4,295	3,096	6,867	4,069	1,495	19,822
Federal income taxes (benefit)	188	2,804	(5,319)	1,222	(544)	(1,649)

Total expenses	(8,760)	4,446	33,262	23,919	951	53,818

Segment earnings (loss)	$634	9,475	(17,976)	4,887	(1,835)	(4,815)

Reconciliations of segment information to the Company's Condensed Consolidated Financial Statements are provided below.

	Three Months Ended March 31,
	2021	2020
	(In thousands)

Premiums and Other Revenues:
Premiums and contract revenues	$57,473	58,828
Net investment income (loss)	166,075	(13,478)
Other revenues	5,414	3,653
Realized gains (losses) on investments	1,416	3,485

Total condensed consolidated premiums and other revenues	$230,378	52,488

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
	(In thousands)

Federal Income Taxes:
Total segment Federal income taxes	$15,894	(1,649)
Taxes on realized gains (losses) on investments	297	732

Total condensed consolidated Federal income taxes	$16,191	(917)

	Three Months Ended March 31,
	2021	2020
	(In thousands)

Net Earnings (Loss):
Total segment earnings (loss)	$61,010	(4,815)
Realized gains (losses) on investments, net of taxes	1,119	2,753

Total condensed consolidated net earnings (loss)	$62,129	(2,062)

	March 31,	December 31,
	2021	2020
	(In thousands)

Assets:
Total segment assets	$13,929,224	13,753,320
Other unallocated assets	673,222	894,950

Total condensed consolidated assets	$14,602,446	14,648,270

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

The Incentive Plan allows for certain other share or unit awards which are solely paid out in cash based on the value of the Company's shares, or changes therein, as well as the financial performance of the Company under pre-determined target performance metrics. Certain awards, such as restricted stock units ("RSUs") provide solely for cash settlement based upon the market price of the Company's Class A common shares, often referred to as "phantom stock-based awards" in equity compensation plans. Unlike share-settled awards, which have a fixed grant-date fair value, the fair value of unsettled or unvested liability awards is remeasured at the end of each reporting period based on the change in fair value of a share. The liability and corresponding expense are adjusted accordingly until the award is settled. For employees, the vesting period for RSUs is 100% at the end of 3 years from the grant date. RSUs granted prior to 2019 are payable in cash at the vesting date equal to the closing price of the Company's Class A common share on the three years anniversary date. RSUs granted in 2019 and forward are payable in cash at the 3 years vesting date equal to the 20-day moving average closing price of the Company’s Class A common share at that time.

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

PSU awards covering the three year measurement period ended December 31, 2020 were paid out in April 2021. The performance factor during the measurement period used to determine compensation payouts was 85.16% of the pre-defined metric target.

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

No awards were granted to officers and directors during the three months ended March 31, 2021 and 2020.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The Company uses the current fair value method to measure compensation costs for awards granted under the share-based plans. As of March 31, 2021 and December 31, 2020, the liability balance was $9.9 million and $6.2 million, respectively. A summary of awards by type and related activity is detailed below.

Stock Options Outstanding
	Shares Available For Grant	Shares	Weighted- Average Exercise Price

Stock Options:
Balance at January 1, 2021	291,000	—	$—
Exercised	—	—	$—
Forfeited	—	—	$—
Expired	—	—	$—
Stock options granted	—	—	$—

Balance at March 31, 2021	291,000	—	$—

	Liability Awards
	SAR	RSU	PSU

Other Share/Unit Awards:
Balance at January 1, 2021	144,248	16,449	24,282
Exercised	(100)	—	(3,863)
Forfeited	—	—	—
Granted	—	—	—

Balance at March 31, 2021	144,148	16,449	20,419

SARs, RSUs, and PSUs shown as forfeited in the above tables represent vested and unvested awards not exercised by plan participants upon their termination from the Company in accordance with the expiration provisions of the awards.

The total intrinsic value of share-based compensation exercised was $0.7 million and $1.9 million for the three months ended March 31, 2021 and 2020, respectively. The total share-based compensation paid was $0.7 million and $1.9 million for the three months ended March 31, 2021 and 2020, respectively. The total fair value of SARs, RSUs, and PSUs vested during the three months ended March 31, 2021 and 2020 was $0.0 million and $1.8 million, respectively. No cash amounts were received from the exercise of stock options under the Plans during the periods reported.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes information about SARs outstanding at March 31, 2021. There were no options outstanding as of March 31, 2021.

	SARs Outstanding
	Number Outstanding	Weighted- Average Remaining Contractual Life	Number Exercisable

Exercise prices:
$132.56	19,018	0.7 years	19,018
$210.22	23,450	2.7 years	23,450
$216.48	11,149	4.9 years	11,149
$311.16	9,531	5.9 years	9,531
$310.55	203	6.1 years	203
$334.34	9,018	6.7 years	9,018
$303.77	11,233	7.7 years	7,483
$252.91	19,556	8.7 years	6,509
$192.10	40,990	9.7 years	—

Totals	144,148		86,361

Aggregate intrinsic value (in thousands)	$5,819		$3,486

The aggregate intrinsic value in the table above is based on the closing Class A stock price of $249.00 per share on March 31, 2021.

The SARs shown above with exercise price of $132.56 have a remaining contractual life of less than one year. The holders for this grant have until the end of the contractual life of December 14, 2021 to exercise these holdings or otherwise forfeit the SAR grants held.

In estimating the fair value of the SARs outstanding at March 31, 2021 and December 31, 2020, the Company employed the Black-Scholes option pricing model with assumptions detailed below.

	March 31, 2021	December 31, 2020

Expected term	0.7 to 9.7 years	1.0 to 9.9 years
Expected volatility weighted-average	33.88%	33.47%
Expected dividend yield	0.14%	0.17%
Risk-free rate weighted-average	0.39%	0.19%

The Company reviewed the contractual term relative to the SARs as well as perceived future behavior patterns of exercise. Volatility is based on the Company’s historical volatility over the expected term of the SARs by expected exercise date.

The pre-tax compensation cost/(benefit) recognized in the financial statements related to these plans was $4.4 million and $(6.3) million for the three months ended March 31, 2021 and 2020, respectively. The related tax expense/(benefit) recognized was $(0.9) million and $1.3 million for the three months ended March 31, 2021 and 2020, respectively.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of March 31, 2021, the total pre-tax compensation expense related to non-vested share-based awards not yet recognized was $10.3 million. This amount is expected to be recognized over a weighted-average period of 1.4 years. The Company recognizes compensation cost over the graded vesting periods.

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

The Company had no commitments to fund new loans and no commitments to extend credit relating to existing loans at March 31, 2021. The Company evaluates each customer's creditworthiness on a case-by-case basis. The Company had commitments to make capital contributions to alternative investment funds of $210.1 million as of March 31, 2021.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(9)INVESTMENTS

(A)Investment Gains and Losses

The Company uses the specific identification method in computing realized gains and losses. The table below presents realized gains and losses, excluding impairment losses, for the periods indicated.

	Three Months Ended March 31,
	2021	2020
	(In thousands)

Available-for-sale debt securities:
Realized gains on disposal	$1,416	761
Realized losses on disposal	—	—
Held-to-maturity debt securities:
Realized gains on disposal	—	2,724
Realized losses on disposal	—	—
Real estate gains (losses)	—	—
Other	—	—

Totals	$1,416	3,485

Disposals in the held-to-maturity category during the quarter ended March 31, 2020 represent calls initiated by the credit issuer of the debt security. At year-end 2020, the Company transferred all of its held-to-maturity debt securities to the available-for-sale category as the result of entering into a funds withheld reinsurance agreement effective December 31, 2020. The Company's policy was to initiate disposals of debt securities in the held-to-maturity category only in instances in which the credit status of the issuer came into question and the realization of all or a significant portion of the investment principal of the holding was deemed to be in jeopardy.

For the three months ended March 31, 2021 and 2020 the percentage of total gains on bonds due to the call of securities was 100.0% and 99.6%, respectively.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(B)Debt Securities

The Company transferred all of its debt securities to the available-for-sale classification as of December 31, 2020. The table below presents amortized costs and fair values of debt securities available-for-sale at March 31, 2021.

	Debt Securities Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
	(In thousands)

U.S. agencies	$55,399	2,053	—	57,452	—
U.S. Treasury	3,156	99	—	3,255	—
States and political subdivisions	491,168	26,872	(2,733)	515,307	—
Foreign governments	18,990	236	(583)	18,643	—
Public utilities	799,468	52,905	(239)	852,134	—
Corporate	6,999,640	472,691	(27,643)	7,444,688	—
Commercial mortgage-backed	30,075	1,210	—	31,285	—
Residential mortgage-backed	837,066	40,868	(161)	877,773	—
Asset-backed	212,305	2,194	(685)	213,814	—

Totals	$9,447,267	599,128	(32,044)	10,014,351	—

The table below presents amortized costs and fair values of debt securities available-for-sale at December 31, 2020.

	Debt Securities Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
	(In thousands)

U.S. agencies	$72,945	2,496	—	75,441	—
U.S. Treasury	3,152	126	—	3,278	—
States and political subdivisions	528,266	37,909	(86)	566,089	—
Foreign governments	11,115	334	—	11,449	—
Public utilities	831,990	77,920	—	909,910	—
Corporate	7,376,104	727,470	(4,601)	8,098,973	—
Commercial mortgage-backed	30,108	1,363	—	31,471	—
Residential mortgage-backed	902,974	50,970	(156)	953,788	—
Asset-backed	117,889	2,635	—	120,524	—

Totals	$9,874,543	901,223	(4,843)	10,770,923	—

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Unrealized losses for debt securities available-for-sale increased at March 31, 2021 from comparable balances at December 31, 2020 primarily due to increases in interest rate levels during the period.

Debt securities balances at March 31, 2021 and December 31, 2020 include Ozark National holdings of $790.3 million and $811.6 million in available-for-sale. As part of the acquisition effective January 31, 2019 the Company employed purchase accounting procedures in accordance with GAAP which revalued the acquired investment portfolio to their fair values as of the date of the acquisition. These fair values became the book values for Ozark National from that point going forward. Accordingly, unrealized gains and losses for the Ozark National debt securities represent the changes subsequent to the purchase accounting book values established at the acquisition.

The following table shows the gross unrealized losses and fair values of the Company's available-for-sale debt securities by investment category and length of time the individual securities have been in a continuous unrealized loss position at March 31, 2021.

	Debt Securities Available-for-Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

States and political subdivisions	$93,449	(2,636)	1,772	(97)	95,221	(2,733)
Foreign governments	7,295	(583)	—	—	7,295	(583)
Public utilities	9,644	(239)	—	—	9,644	(239)
Corporate	607,543	(25,520)	57,091	(2,123)	664,634	(27,643)
Commercial mortgage-backed	—	—	—	—	—	—
Residential mortgage-backed	—	—	460	(161)	460	(161)
Asset-backed	51,640	(685)	—	—	51,640	(685)

Totals	$769,571	(29,663)	59,323	(2,381)	828,894	(32,044)

The following table shows the gross unrealized losses and fair values of the Company's available-for-sale debt securities by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2020.

	Debt Securities Available-for-Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

States and political subdivisions	$—	—	1,762	(86)	1,762	(86)
Public utilities	—	—	—	—	—	—
Corporate	174,252	(3,836)	36,152	(765)	210,404	(4,601)
Residential mortgage-backed	—	—	500	(156)	500	(156)

Totals	$174,252	(3,836)	38,414	(1,007)	212,666	(4,843)

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Debt securities. The gross unrealized losses for debt securities are made up of 117 individual issues, or 8.8% of the total debt securities held available for sale by the Company at March 31, 2021. The market value of these bonds as a percent of amortized cost approximates 96.3%. Of the 117 securities, 11, or 9.4%, fall in the 12 months or greater aging category and 104 were rated investment grade at March 31, 2021.

The amortized cost and fair value of investments in debt securities available-for-sale at March 31, 2021, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Debt Securities Available-for-Sale
	Amortized Cost	Fair Value
	(In thousands)

Due in 1 year or less	$619,152	627,717
Due after 1 year through 5 years	3,916,418	4,177,254
Due after 5 years through 10 years	2,318,454	2,500,460
Due after 10 years	1,513,797	1,586,048
	8,367,821	8,891,479

Mortgage and asset-backed securities	1,079,446	1,122,872

Totals before allowance for credit losses	9,447,267	10,014,351

Allowance for credit losses	—	—

Totals	$9,447,267	10,014,351

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
As disclosed in the Notes to Condensed Consolidated Financial Statements, the Company adopted new accounting guidance as of January 1, 2020 for credit loss recognition of certain financial assets, including debt securities classified in the held-to-maturity category. The Company employed a cohort cumulative loss rate method in estimating current expected credit losses with respect to its held-to-maturity debt securities. This method applies publicly available industry wide statistics of default incidence by defined segmentations of debt security investments combined with future assumptions regarding economic conditions (i.e. GDP forecasts) both in the near term and the long term. The Company utilized Moody's loss rates by industry type and credit ratings and applied them to each major bond category. These bond categories were further segmented by credit ratings and by maturities of two years and less and more than two years. The following table presents the allowance for credit losses for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,		Three Months Ended March 31,
	2021	2021	2020	2020
	Debt Securities Held-to-Maturity	Debt Securities Available-for-Sale	Debt Securities Held-to- Maturity	Debt Securities Available-for- Sale
	(In thousands)

Balance, beginning of period	$—	—	—	—
Provision January 1, 2020 for adoption of new accounting guidance	—	—	3,334	—
(Releases)/provision during period	—	—	2,705	—

Balance, end of period	$—	—	6,039	—

As previously noted, the Company reclassified all held-to-maturity debt securities to available-for-sale as December 31, 2020. Provisions to and releases from the allowance for credit losses in 2020 are recorded in net investment income in the Condensed Consolidated Statements of Earnings (Loss).

The Company determines current expected credit losses for available-for-sale debt securities in accordance with FASB ASC Subtopic 326-30 when fair value is less than amortized cost, interest payments are missed and the security is experiencing credit issues. Based on its review, the Company determined none of these investments required an allowance for credit loss at March 31, 2021 or 2020. The Company's operating procedures include monitoring the investment portfolio on an ongoing basis for any changes in issuer facts and circumstances that might lead to future need for a credit loss allowance.

(C)Transfer of Securities

The Company reassessed its classification of its held-to-maturity portfolio at December 31, 2020 as a result of a funds withheld coinsurance agreement entered into with a third party reinsurer. A portion of the transferred debt securities was added to a funds withheld account for which the reinsurer provides investment management services and does not intend to hold the securities until maturity. Consequently, the Company determined that its continued classification of held-to-maturity debt securities was not appropriate and transferred the entire balance at that time to available-for-sale.

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

The Company targets a minimum specified yield on mortgage loan investments determined by reference to currently available debt security instrument yields plus a desired amount of incremental basis points.  During the past several years, the low interest rate environment and a competitive marketplace resulted in fewer loan opportunities being available that met the Company's required rate of return. During the first half of 2020, mortgage loan originations were further impeded by the COVID-19 pandemic and its effects upon the commercial real estate market. Mortgage loans originated by the Company totaled $49.5 million for the quarter ended March 31, 2021 and $80.2 million for the year ended December 31, 2020.

Loans in foreclosure, loans considered impaired or loans past due 90 days or more are placed on a non-accrual status. If a mortgage loan is determined to be on non-accrual status, the mortgage loan does not accrue any revenue into the Condensed Consolidated Statements of Earnings (Loss). The loan is independently monitored and evaluated as to potential impairment or foreclosure. If delinquent payments are made and the loan is brought current, then the Company returns the loan to active status and accrues income accordingly. The Company had no mortgage loans past due 90 days or more at March 31, 2021 or 2020 and as a result all interest income was recognized at March 31, 2021 and 2020. As a result of the economic climate change induced by the COVID-19 virus, various mortgage loan borrowers of the Company requested a temporary forbearance of principal payments on loans in the range of three to nine months. During the year 2020 there were eight loans representing an aggregate principal balance of $29.2 million with borrowers meeting specified criteria of the Company that forbearance terms were agreed to by the Company. As of March 31, 2021 all forbearance loans have returned to the terms of the original loan agreements.

The following table represents the mortgage loan portfolio by loan-to-value ratio.

	March 31, 2021		December 31, 2020
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Loan-to-Value Ratio (1):
Less than 50%	$102,883	27.0	$66,635	19.9
50% to 60%	77,267	20.3	64,536	19.3
60% to 70%	156,087	41.0	153,414	45.8
70% to 80%	44,291	11.7	50,422	15.0
80% to 90%	—	—	—	—
Greater than 90%	—	—	—	—
Gross balance	380,528	100.0	335,007	100.0

Allowance for credit losses	(3,033)	(0.8)	(2,486)	(0.7)

Totals	$377,495	99.2	$332,521	99.3

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

Effective January 1, 2020, the Company implemented FASB ASU 2016-13, Financial Instruments-Credit Losses, which revised the credit loss recognition criteria for certain financial assets measured at amortized cost. The guidance replaced the existing incurred loss recognition model with an expected loss recognition model (“CECL”). The objective of the CECL model is for the reporting entity to recognize its estimate of current expected credit losses for affected financial assets in a valuation allowance deducted from the amortized cost basis of the related financial assets that results in presenting the net carrying value of the financial assets at the amount expected to be collected. For mortgage loan investments the Company is using the Weighted Average Remaining Maturity ("WARM") method, which uses an average annual charge-off rate applied to each mortgage loan risk category. At January 1, 2020, a CECL balance of $1.2 million was recorded for mortgage loans which incorporated the previous year-end balance under the prior accounting method. The adjustment resulted in a charge to retained earnings as a change in accounting, net of tax, of $0.4 million. Subsequent changes in the allowance for current expected credit losses for mortgage loans are reported in net investment income in the Condensed Consolidated Statements of Earnings (Loss).

The following table represents the mortgage loan allowance for credit losses.

	March 31, 2021	December 31, 2020
	(In thousands)

Balance, beginning of the period	$2,486	675
Provision January 1, 2020 for adoption of new accounting guidance	—	504
Provision during the period	547	1,307
Releases	—	—

Total ending allowance for credit losses	$3,033	2,486

The Company's direct investments in real estate are not a significant portion of its total investment portfolio and totaled approximately $33.6 million and $33.8 million at March 31, 2021 and December 31, 2020, respectively. The Company recognized operating income on real estate properties of approximately $0.7 million and $0.7 million for the first three months of 2021 and 2020, respectively.

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

Level 2:  Fair value is based upon significant inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable for substantially the full term of the asset or liability through corroboration with observable market data as of the reporting date. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities, model-derived valuations whose inputs are observable or whose significant value drivers are observable and other observable inputs. The Company’s Level 2 assets include fixed maturity debt securities (corporate and private bonds, government or agency securities, asset-backed and mortgage-backed securities). The Company's Level 2 liabilities include the embedded derivative on reinsurance. Valuations are generally obtained from third party pricing services for identical or comparable assets or determined through use of valuation methodologies using observable market inputs.

Level 3:  Fair value is based on significant unobservable inputs which reflect the entity’s or third party pricing service’s assumptions about the assumptions market participants would use in pricing an asset or liability. The Company’s Level 3 assets are over-the-counter derivative contracts. The Company’s Level 3 liabilities consist of share-based compensation obligations and certain equity-index product-related embedded derivatives. Valuations are estimated based on non-binding broker prices or internally developed valuation models or methodologies, discounted cash flow models and other similar techniques.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables set forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of the date indicated:

	March 31, 2021
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available-for-sale	$10,014,351	—	10,014,351	—
Debt securities, trading	654,333	—	654,333	—
Equity securities	19,120	19,120	—	—
Derivatives, index options	137,130	—	—	137,130

Total assets	$10,824,934	19,120	10,668,684	137,130

Policyholder account balances (a)	$168,902	—	—	168,902
Other liabilities (b)	(60,471)	—	(70,370)	9,899

Total liabilities	$108,431	—	(70,370)	178,801

During the three months ended March 31, 2021, the Company made no transfers from Level 2 to Level 3 for debt securities available for sale.

	December 31, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale	$10,770,923	—	10,770,923	—
Equity securities	17,744	17,744	—	—
Derivatives, index options	132,821	—	—	132,821

Total assets	$10,921,488	17,744	10,770,923	132,821

Policyholder account balances (a)	$161,351	—	—	161,351
Other liabilities (c)	6,202	—	—	6,202

Total liabilities	$167,553	—	—	167,553

(a)  Represents the fair value of certain product-related embedded derivatives that were recorded at fair value.
(b)  Represents the liability for share-based compensation and the embedded derivative for funds withheld.
(c)  Represents the liability for share-based compensation.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present, by pricing source and fair value hierarchy level, the Company's assets that are measured at fair value on a recurring basis:

	March 31, 2021
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available-for-sale:
Priced by third-party vendors	$10,014,351	—	10,014,351	—
Priced internally	—	—	—	—
Subtotal	10,014,351	—	10,014,351	—

Debt securities, trading:
Priced by third-party vendors	654,333	—	654,333	—
Priced internally	—	—	—	—
Subtotal	654,333	—	654,333	—

Equity securities:
Priced by third-party vendors	19,120	19,120	—	—
Priced internally	—	—	—	—
Subtotal	19,120	19,120	—	—

Derivatives, index options:
Priced by third-party vendors	137,130	—	—	137,130
Priced internally	—	—	—	—
Subtotal	137,130	—	—	137,130

Total	$10,824,934	19,120	10,668,684	137,130

Percent of total	100.0%	0.2%	98.5%	1.3%

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide additional information about fair value measurements for Level 3 for which significant unobservable inputs were utilized to determine fair value.

	For the Three Months Ended March 31, 2021
	Assets		Liabilities
	Derivatives, Index Options	Total Assets	Policyholder Account Balances	Stock Options	Total Liabilities
	(In thousands)

Beginning balance, January 1, 2021	$132,821	132,821	161,351	6,202	167,553
Total realized and unrealized gains (losses):
Included in net earnings	28,024	28,024	31,266	4,378	35,644
Included in other comprehensive income	—	—	—	—	—
Purchases, sales, issuances and settlements, net:
Purchases	11,210	11,210	11,210	—	11,210
Sales	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	(34,925)	(34,925)	(34,925)	(681)	(35,606)
Transfers into (out of) Level 3	—	—	—	—	—

Balance at end of period	$137,130	137,130	168,902	9,899	178,801

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets/liabilities held at the end of the reporting period:
Net investment income	26,594	26,594	—	—	—
Benefits and expenses	—	—	26,594	4,378	30,972

Total	$26,594	26,594	26,594	4,378	30,972

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the Three Months Ended March 31, 2020
	Assets		Liabilities
	Derivatives, Index Options	Total Assets	Policyholder Account Balances	Stock Options	Contingent Consideration	Total Liabilities
	(In thousands)

Beginning balance, January 1, 2020	$157,588	157,588	155,902	11,225	4,076	171,203
Total realized and unrealized gains (losses):
Included in net earnings (loss)	(106,629)	(106,629)	(67,653)	(6,293)	98	(73,848)
Included in other comprehensive income	—	—	—	—	—	—
Purchases, sales, issuances and settlements, net:
Purchases	22,403	22,403	22,403	—	—	22,403
Sales	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Settlements	(49,027)	(49,027)	(49,027)	(1,851)	—	(50,878)
Transfers into (out of) Level 3	—	—	—	—	—	—

Balance at end of period	$24,335	24,335	61,625	3,081	4,174	68,880

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets/liabilities held at the end of the reporting period:
Net investment income	$(105,997)	(105,997)	—	—	—	—
Benefits and expenses	—	—	(105,997)	(6,293)	98	(112,192)

Total	$(105,997)	(105,997)	(105,997)	(6,293)	98	(112,192)

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the valuation method for financial assets and liabilities categorized as level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

	March 31, 2021
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(In thousands)

Assets:
Derivatives, index options	$137,130	Broker prices	Implied volatility	14.29% - 35.11% (20.07%)

Total assets	$137,130

Liabilities:
Policyholder account balances	$168,902	Deterministic cash flow model	Projected option cost	0.0% - 29.43% (3.43%)
Share-based compensation	9,899	Black-Scholes model	Expected term	0.7 to 9.7 years
			Expected volatility	33.88%
Total liabilities	$178,801

	December 31, 2020
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(In thousands)

Assets:
Derivatives, index options	$132,821	Broker prices	Implied volatility	12.96% - 53.69% (20.70%)

Total assets	$132,821

Liabilities:
Policyholder account balances	$161,351	Deterministic cash flow model	Projected option cost	0.0% - 45.04% (3.27%)
Share-based compensation	6,202	Black-Scholes model	Expected term	1.0 to 9.9 years
			Expected volatility	33.47%
Total liabilities	$167,553

Realized gains (losses) on debt securities are reported in the Condensed Consolidated Statements of Earnings (Loss) as net investment gains (losses) with liabilities reported as expenses. Unrealized gains (losses) on available-for-sale debt securities are reported as Other comprehensive income (loss) within the stockholders' equity section of the Condensed Consolidated Balance Sheets.

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

The carrying amounts and fair values of the Company's financial instruments are as follows:

	March 31, 2021
			Fair Value Hierarchy Level
	Carrying Values	Fair Values	Level 1	Level 2	Level 3
	(In thousands)
ASSETS
Debt securities, available-for-sale	$10,014,351	10,014,351	—	10,014,351	—
Debt securities, trading	654,333	654,333	—	654,333	—
Cash and cash equivalents	435,644	435,644	435,644	—	—
Mortgage loans	377,495	393,129	—	—	393,129
Real estate	33,639	51,627	—	—	51,627
Policy loans	72,832	109,588	—	—	109,588
Other loans	26,800	27,102	—	—	27,102
Derivatives, index options	137,130	137,130	—	—	137,130
Equity securities	19,120	19,120	19,120	—	—
Life interest in Libbie Shearn Moody Trust	9,083	12,775	—	—	12,775
Other investments	4,513	24,852	—	—	24,852

LIABILITIES
Deferred annuity contracts	$6,605,094	5,327,510	—	—	5,327,510
Immediate annuity and supplemental contracts	416,773	457,299	—	—	457,299

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	December 31, 2020
			Fair Value Hierarchy Level
	Carrying Values	Fair Values	Level 1	Level 2	Level 3
	(In thousands)
ASSETS
Debt securities, available-for-sale	$10,770,923	10,770,923	—	10,770,923	—
Cash and cash equivalents	581,059	581,059	581,059	—	—
Mortgage loans	332,521	348,175	—	—	348,175
Real estate	33,783	48,577	—	—	48,577
Policy loans	74,083	121,260	—	—	121,260
Other loans	23,396	23,691	—	—	23,691
Derivatives, index options	132,821	132,821	—	—	132,821
Equity securities	17,744	17,744	17,744	—	—
Life interest in Libbie Shearn Moody Trust	9,083	12,775	—	—	12,775
Other investments	4,513	22,580	—	—	22,580

LIABILITIES
Deferred annuity contracts	$6,662,730	5,192,663	—	—	5,192,663
Immediate annuity and supplemental contracts	412,526	467,538	—	—	467,538

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

(11)  DERIVATIVES

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

Effective December 31, 2020, the Company entered into a coinsurance funds withheld reinsurance agreement under which identified assets are maintained in a funds withheld account but the associated interest and credit risk of these assets has been transferred to the reinsurer, representing a total return swap with a floating rate leg. Accordingly, the Company bifurcates the embedded derivative for reinsurance from the host contract in accordance with GAAP. The fair value of the embedded derivative funds withheld liability is computed as the unrealized gain (loss) on the underlying funds withheld assets and is included in the funds withheld liability on the Condensed Consolidated Balance Sheets, with the change reported in net investment income in the Condensed Consolidated Statements of Earnings (Loss). Changes in the funds withheld liability are reported in operating activities in the Condensed Consolidated Statements of Cash Flows.

The tables below present the fair value of derivative instruments as of March 31, 2021 and December 31, 2020, respectively.

	March 31, 2021
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments

Equity index options	Derivatives, Index Options	$137,130

Fixed-index products			Universal Life and Annuity Contracts	$168,902
Embedded derivative on reinsurance contract			Funds Withheld Liability	(70,370)

Total		$137,130		$98,532

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

The table below presents the effect of derivative instruments in the Condensed Consolidated Statements of Earnings (Loss) for the three months ended March 31, 2021 and 2020.

		March 31, 2021	March 31, 2020
Derivatives Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized In Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		(In thousands)

Equity index options	Net investment income (loss)	$28,024	(106,629)

Fixed-index products	Universal life and annuity contract interest	(31,266)	67,653
Embedded derivative on reinsurance contract	Net investment income (loss)	70,370	—

		$67,128	(38,976)

The embedded derivative liability on fixed-index products, the change of which is recorded in universal life and annuity contract interest in the Condensed Consolidated Statements of Earnings (Loss), includes projected interest credits that are offset by the expected collectability by the Company of asset management fees on fixed-index products. The anticipated asset management fees to be collected increases or decreases based upon the most recent performance of index options and adds to or reduces the offset applied to the embedded derivative liability (increasing or decreasing contract interest expense). For the three months ended March 31, 2021 and 2020, the change in the embedded derivative liability due to the expected collectability of asset management fees increased contract interest expense by $4.4 million and $29.3 million, respectively. Beginning in the second quarter of 2020, the Company changed its budget for purchasing options to match the collection of asset management fees with the payoff from out-of-the-money options, thereby removing the option premium currently being paid for the probability or expectation of collecting asset management fees ("out of the money" hedging). As the remaining one year options outstanding expire and are replaced by out-of-the-money hedges, the embedded derivative liability component due to the projected collectability of asset management fees will be eliminated.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(12) INTANGIBLES, VALUE OF BUSINESS ACQUIRED, AND GOODWILL

Identifiable Intangible Assets

The gross carrying amounts and accumulated amortization for intangible assets are as follows for the dates shown.

		March 31, 2021		December 31, 2020
	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(In thousands)

Trademarks/trade names	15	$2,800	(405)	2,800	(358)
Internally developed software	7	3,800	(1,176)	3,800	(1,040)
Insurance licenses	N/A	3,000	—	3,000	—

		$9,600	(1,581)	9,600	(1,398)

The value of trademarks was estimated using the relief from royalty method, based on the assumption that in lieu of ownership, an organization would be willing to pay a royalty in order to receive the related benefits of using the brand. The value of insurance licenses was estimated using the market approach to value, based on values paid for licenses in recent shell company transactions. The value of internally developed software was estimated using the replacement cost method. Trademarks, trade names and internally developed software are amortized using a straight-line method over the estimated useful lives. These intangible assets will be evaluated for impairment if indicators of impairment arise. Insurance licenses were determined to have an indefinite useful life. The Company evaluates the useful life of insurance licenses at each reporting period to determine whether the useful life remains indefinite.

As of March 31, 2021, expected amortization expense relating to purchased intangible assets for each of the next 5 years and thereafter is as follows:

Expected Amortization
(In thousands)
Remainder of 2021	$547
2022	730
2023	730
2024	730
2025	730
Thereafter	1,552

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

	March 31,	December 31,
	2021	2020
	(In thousands)

Balance, beginning of year	$162,968	138,071
Other increase	—	35,125
Amortization:
Amortization, excluding unlocking	(2,551)	(10,228)

Balance as of end of period	$160,417	162,968

Estimated future amortization of VOBA, net of interest (in thousands), as of March 31, 2021, is as follows:

Expected Amortization
(In thousands)

Remainder of 2021	$7,671
2022	9,753
2023	9,368
2024	9,015
2025	8,804
Goodwill
The changes in the carrying amount of goodwill (in thousands) were as follows:

	March 31,	December 31,
	2021	2020
	(In thousands)

Gross goodwill as of beginning of year	$13,864	13,864
Goodwill resulting from business acquisition	—	—
Gross goodwill, before impairments	13,864	13,864
Accumulated impairment as of beginning of year	—	—
Current year impairments	—	—

Net goodwill as of end of period	$13,864	13,864
Goodwill is evaluated for impairment annually, or more frequently if indicators of impairment arise.

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

Management's discussion and analysis of the financial condition and results of operations (“MD&A”) of National Western Life Group, Inc. ("NWLGI") for the three months ended March 31, 2021 follows. Where appropriate, discussion specific to the insurance operations of National Western Life Insurance Company is denoted by "National Western" or "NWLIC". This discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related notes beginning on page 3 of this report and with the 2020 Annual Report filed on Form 10-K with the SEC.

Overview

National Western provides life insurance products for the savings and protection needs of policyholders and annuity contracts for the asset accumulation and retirement needs of contract holders. The Company accepts funds from policyholders or contract holders and establishes a liability representing future obligations to pay the policy or contract holders and their beneficiaries. To ensure the Company will be able to pay these future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed income securities. The Company maintains its home office in Austin, Texas where substantially all of its 293 employees at March 31, 2021 are located.

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

The Company monitors these factors continually as key business indicators. The discussion that follows in this Item 2 includes these indicators and presents information useful to an overall understanding of the Company's business performance for the three months ended March 31, 2021, incorporating required disclosures in accordance with the rules and regulations of the SEC.

Insurance Operations - Domestic

National Western is currently licensed to do business in all states, except New York, and the District of Columbia. Products marketed are annuities, universal life insurance, fixed-index universal life, and traditional life insurance, which include both term and whole life products. Domestic sales in terms of premium levels have historically been more heavily weighted toward annuities. Most of these annuities can be sold either as tax qualified or non-qualified products. More recently, a greater proportion of sales activity has been derived from single premium life insurance products, predominantly those with an equity-index crediting mechanism. Presently, nearly all of National Western's domestic life premium sales come from single premium life products. At March 31, 2021, National Western maintained approximately 111,000 annuity contracts in force and 46,700 domestic life insurance policies in force representing nearly $3.6 billion in face amount of coverage.

National Western markets and distributes its domestic products primarily through independent national marketing organizations ("NMOs"). These NMOs assist the Company in recruiting, contracting, and managing independent agents. National Western's agents are independent contractors who are compensated on a commission basis. It currently has approximately 29,300 domestic independent agents contracted.

Effective January 31, 2019, the Company completed its previously announced acquisition of Ozark National Life Insurance Company ("Ozark National") and N.I.S. Financial Services, Inc. ("NIS"). All of the outstanding stock of Ozark National is owned by National Western while NIS is wholly owned by NWLGI. Although reported separately for segment disclosure purposes, domestic insurance operations include the activities of Ozark National. Ozark National is a Missouri domiciled, stock life insurance company currently licensed to conduct business in thirty states. Organized and incorporated in 1964, its largest markets by state are Missouri, Iowa, Minnesota, Nebraska, and Kansas. Ozark National utilizes a unique distribution system to market its flagship Balanced Program which consists of a coordinated sale of a non-participating whole life insurance product with a mutual fund investment product offered through NIS, its affiliated broker-dealer. Due to Ozark National's coordinated sale, their agents hold a securities license in addition to an insurance license. At March 31, 2021, Ozark National maintained approximately 177,800 life insurance policies in force representing $6.0 billion in face amount of coverage. It maintains its home office facility in Kansas City, Missouri along with NIS where most of their 74 combined employees are located.

Insurance Operations - International

National Western's international operations consist of a closed block of in force policies as it discontinued accepting applications for new policies in 2018. At March 31, 2021, National Western had approximately 44,500 international life insurance policies in force representing over $12.1 billion in face amount of coverage. The Company did not conduct business or maintain offices or employees in any other country, but historically did accept applications at its home office in Austin, Texas, and issued policies from there to foreign nationals in upper socioeconomic classes of other countries. Insurance products, issued primarily to residents of countries in South America, consisted almost entirely of universal life and traditional life insurance products not available in the local markets.

Issuing universal life and traditional life insurance policies to residents of countries in different regions provided diversification that helped to minimize large fluctuations that could arise due to various economic, political, and competitive pressures occurring from one country to another. These policies also provided diversification of earnings relative to the Company's domestic life insurance segment. Although there were some inherent risks of accepting international applications not present within the domestic market, they were reduced substantially by the Company in several ways. Most notably National Western's customer profile consisted of foreign nationals of other countries in upper socioeconomic classes who had substantial financial resources. This, coupled with National Western's conservative underwriting practices, has historically resulted in claims experience, due to natural causes, similar to that in the United States. Foreign currency risks were minimized by requiring payment of premiums and claims in United States dollars. In addition, the Company adopted an extensive anti-money laundering compliance program in order to fully comply with all applicable U.S. monitoring and reporting requirements pertaining to money laundering and other illegal activities. All of the above served to minimize risks.

SALES

Life Insurance

The following table sets forth information regarding life insurance sales activity as measured by total premium for single premium life insurance products and annualized first year premiums for all other universal life and traditional life insurance products. While the figures shown below are in accordance with industry practice and represent the amount of new business sold during the periods indicated, they are considered a non-GAAP financial measure. The Company believes sales are a measure of distribution productivity and are an indicator of future revenue trends. However, revenues are driven by sales in prior periods as well as in the current period and therefore, a reconciliation of sales to revenues is not meaningful or determinable.

	Three Months Ended
	March 31,
	2021	2020
	(In thousands)

Single premium life	$51,924	47,895
Traditional life	847	848
Universal life	—	1

Totals	$52,771	48,744

Life insurance sales, as measured by total and annualized first year premiums, increased 8% in the first quarter of 2021 as compared to the first quarter of 2020 reflecting the continuing recovery in new sales activity from the contraction in 2020 due to the COVID-19 pandemic. Sales for the three months ended March 31, 2021, included $0.8 million from Ozark National, matching that of the first quarter of 2020, representing their traditional life sales activity. This amount is an increase from $0.7 million in sales achieved in the fourth quarter of 2020. Ozark National's business model, which is heavily dependent upon in person contact for agent recruiting and obtaining applications for coverage from prospective policyholders, has been been slow in recovering from the disruption of the pandemic effects upon its business.

National Western's life insurance product portfolio includes single premium universal life ("SPUL") and equity-index universal life ("EIUL") products as well as hybrids of the EIUL and SPUL products, combining features of these core products. Equity-index universal life products have been the predominant product sold in the domestic life market for a number of years. Most of these sales are single premium mode products (one year, five year, or ten year) designed for transferring accumulated wealth tax efficiently into life insurance policies with limited underwriting due to lesser net insurance amounts at risk (face amount of the insurance policy less cash premium contributed). These products were designed and implemented years ago targeting the accumulated savings of the segment of the population entering their retirement years. The wealth transfer life products have been valuable offerings for the Company's distributors as evidenced by their comprising over 98% of total life sales in the first three months of 2021.
The average new policy face amounts, excluding insurance riders, since 2017 are as shown in the following table.

	Average New Policy Face Amount
	NWLIC Domestic	Ozark National	NWLIC International

Year ended December 31, 2017	148,100	—	299,300
Year ended December 31, 2018	162,600	—	290,900
Year ended December 31, 2019	179,900	45,200	—
Year ended December 31, 2020	209,900	46,230	—
Three Months Ended March 31, 2021	189,000	44,220	—

Contracts issued to international residents historically had larger face amounts of life insurance coverage per policy compared to those issued to domestic policyholders as National Western's efforts were directed toward accepting applications from upper socioeconomic residents of international countries. The average face amount of insurance coverage per policy for domestic life insurance contracts reflects the sales of single premium life products, primarily fixed-index, as part of its wealth transfer strategy for domestic life sales.

The table below sets forth information regarding life insurance in force for each date presented.

	Insurance In Force as of
	March 31,	December 31,
	2021	2020
	($ in thousands)

National Western

Universal life:
Number of policies	30,550	31,150
Face amounts	$4,261,700	4,354,530

Traditional life:
Number of policies	25,820	26,260
Face amounts	$2,373,130	2,409,110

Fixed-index life:
Number of policies	34,850	35,060
Face amounts	$9,075,600	9,157,010

Total life insurance:
Number of policies	91,220	92,470
Face amounts	$15,710,430	15,920,650

Ozark National

Total life insurance (all traditional):
Number of policies	177,800	179,000
Face amounts	$5,981,860	6,033,510

At March 31, 2021, National Western’s face amount of life insurance in force was comprised of $12.1 billion from the international line of business and $3.6 billion from the domestic line of business. At December 31, 2020, these amounts were $12.4 billion and $3.5 billion for the international and domestic lines of business, respectively.

Annuities

The following table sets forth information regarding the Company's annuity sales activity as measured by single and annualized first year premiums. Similar to life insurance sales, these figures are considered a non-GAAP financial measure but are shown in accordance with industry practice and depict the Company's sales productivity.

	Three Months Ended March 31,
	2021	2020
	(In thousands)

Fixed-index annuities	$116,937	74,753
Other deferred annuities	1,616	1,460
Immediate annuities	10,380	2,503

Totals	$128,933	78,716

Annuity sales increased 64% in the first quarter of 2021 compared to 2020. First quarter 2020 sales activity was dampened by the onset of the COVID-19 pandemic at that time, while 2021 sales activity reflects expansion of sales and marketing initiatives in this line of business as well as an overall increase in market demand.

The Company's mix of annuity sales has historically shifted with interest rate levels and the relative performance of the equity market. With the decline in interest rates subsequent to the subprime crisis, fixed-index products have comprised the majority of annuity sales, generally accounting for 90% or more of all annuity sales over this span. During the first three months of 2021, this percentage approximated 91% reflecting both the historically low levels in interest rates and the continuing upward trend in equities since bottoming out in 2009 during the financial crisis. For all fixed-index products, the Company purchases over the counter call options to hedge the equity return feature. The options are purchased relative to the issuance of the annuity contracts in such a manner to minimize timing risk. Generally, the index return during the indexing period (if the underlying index increases) becomes a component in a formula (set forth in the annuity), the result of which is credited as interest to contract holders electing the index formula crediting method at the beginning of the indexing period. The formula result can never be less than zero with these products. The Company does not deliberately mismatch or under hedge for the equity feature of the products. Fixed-index products also provide the contract holder the alternative to elect a fixed interest rate crediting option.

While National Western does not subsidize its interest crediting rates on new policies in order to obtain market share, similar to some other annuity product providers, the Company has faced a scenario of declining yields on its investment portfolio as securities backing annuity policies and their credited rates were subsequently reinvested at substantially lower yields in depressed interest rate environments. The compression on interest rate margins resulted in decrements to fixed interest rate renewal rates provided to annuity contractholders often to the minimum interest rate guarantee levels prescribed by state insurance regulators under non-forfeiture laws.

As a result of the foregoing, the Company entered into a coinsurance funds withheld reinsurance arrangement at December 31, 2020 under which 100% of the policyholder obligations associated with its fixed rate and payout annuity block of policies at that time were reinsured with a third party. With the transfer of the risk of these policies experiencing compression on interest rate margins, the Company has redirected its attention on rebuilding sales momentum in its annuity sales by developing products targeting new channels of distribution to supplement its current partnerships with national marketing organizations and focusing its offerings away from fixed interest rate products.

The following table sets forth information regarding annuities in force for each date presented. These amounts include the policies and reserves associated with the funds withheld reinsurance transaction discussed above.

	Annuities In Force as of
	March 31,	December 31,
	2021	2020
	($ in thousands)

Fixed-index annuities
Number of policies	67,190	68,020
GAAP annuity reserves	$5,232,984	5,254,089

Other deferred annuities
Number of policies	32,380	33,250
GAAP annuity reserves	$1,222,555	1,264,042

Immediate annuities
Number of policies	11,450	11,650
GAAP annuity reserves	$369,461	363,983

Total annuities
Number of policies	111,020	112,920
GAAP annuity reserves	$6,825,000	6,882,114

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

While the morbidity exposure of COVID-19 to the life insurance industry is uncertain at this point, it is not expected to result in significant excess mortality claims. During the first quarter of 2021, the Company (National Western and Ozark National) incurred approximately $6.7 million in net death claims for which COVID-19 was identified as the cause of death. Additional risk to life insurance companies has been the decline in value of invested assets due to downgrades in credit market securities, derivative investments experiencing fair value declines resulting in unrealized losses, impairment-related losses or sizable additions being made to the allowance for current credit expected losses in financial statements. Consequently, there has been balance sheet asset deterioration, charges to capital, and lower reported earnings.

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

Life insurance revenues are driven more by renewal premiums than sales. Most state insurance departments have issued directives instructing insurers to allow premium payments to fall into arrears. New life insurance sales have had to face the challenge of having to forego face-to-face consultation with agents and distributors.

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

Consolidated Operations

Premiums and other revenues. The following details Company revenues.

	Three Months Ended March 31,
	2021	2020
	(In thousands)

Universal life and annuity contract charges	$34,889	35,306
Traditional life premiums	22,584	23,522
Net investment income	166,075	(13,478)
Other revenues	5,414	3,653
Net realized investment gains (losses)	1,416	3,485

Total revenues	$230,378	52,488

Universal life and annuity contract charges - Revenues for universal life and annuity contracts were lower for the first three months in 2021 compared to 2020 with the component sources shown below. Revenues for universal life and annuity products consist of policy charges for the cost of insurance, administration charges, surrender charges assessed against policyholder account balances, and amortization of deferred premium loads less reinsurance premiums, as shown in the following table.

	Three Months Ended March 31,
	2021	2020
	(In thousands)

Contract Revenues:
Cost of insurance and administrative charges	$30,593	31,441
Surrender charges	6,134	7,450
Other charges	2,748	833
Gross contract revenues	39,475	39,724

Reinsurance premiums	(4,586)	(4,418)

Net contract revenues	$34,889	35,306

Cost of insurance charges were $24.3 million in the quarter ended March 31, 2021 compared to $25.0 million in the first quarter of 2020. Cost of insurance charges typically trend with the size of the universal life insurance block in force and the amount of new business issued during the period. The volume of universal life insurance in force at March 31, 2021 declined to $13.3 billion from approximately $13.5 billion at December 31, 2020 and $14.4 billion at December 31, 2019. Administrative charges pertaining to new business issued were $6.3 million for the three months ended March 31, 2021 and $6.4 million for the same period in 2020.

Surrender charges assessed against policyholder account balances upon withdrawal decreased in the three months ended March 31, 2021 versus the comparable prior year periods. While the Company earns surrender charge income that is assessed upon policy terminations, the Company's overall profitability is enhanced when policies remain in force and additional contract revenues are realized and the Company continues to make an interest rate spread equivalent to the difference it earns on its investments and the amount that it credits to policyholders. In the three months ended March 31, 2021, lapse rates on annuity products were higher than the prior year periods. However, surrender charge income recognized is also dependent upon the duration of policies at the time of surrender (i.e. later duration policy surrenders have lower surrender charges assessed and earlier policy surrenders having a higher surrender charge assessed). The lower surrender charge revenue reflects later duration policies terminating having lower surrender charges.

Other charges include the net amortization into income of the premium load on single premium life insurance products which is deferred at the inception of the policy. As these products have become a substantial portion of domestic life insurance sales, the amortization of accumulated deferrals has surpassed current period premium loads deferred.

Traditional life premiums - Traditional life premiums include the activity of Ozark National. Ozark National's principal product is a non-participating whole life insurance policy with premiums remitted primarily on a monthly basis. The product is sold in tandem with a mutual fund investment product offered through its broker-dealer affiliate, NIS. Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period. A sizable portion of National Western's traditional life business resided in the International Life segment. However, National Western's overall life insurance sales focus has historically been primarily centered around universal life products. The addition of Ozark National's business of repetitive paying permanent life insurance adds an important complement to National Western's life insurance sales. Included in the amount for the quarter ended March 31, 2021 is $18.7 million of life insurance renewal premium from Ozark National compared to $18.9 million in the first quarter of 2020. Universal life products, especially National Western's equity indexed universal life products, which offer the opportunity for consumers to acquire life insurance protection and receive credited interest linked in part to an outside market index, have been the more popular product offerings in the Company's markets.

Net investment income - To ensure the Company will be able to honor future commitments to policyholders and provide a financial return, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed maturity debt securities. The income from these investments is closely monitored by the Company due to its significant impact on the business. A detail of net investment income is provided below.

	Three Months Ended March 31,
	2021	2020
	(In thousands)

Gross investment income:
Debt and equities	$77,363	86,498
Mortgage loans	3,631	2,704
Policy loans	689	878
Short-term investments	129	1,134
Other invested assets	605	2,681

Total investment income	82,417	93,895
Less: investment expenses	784	744

Net investment income (excluding derivatives and trading securities)	81,633	93,151
Index option derivative gain (loss)	28,024	(106,629)
Embedded derivative on reinsurance	70,370	—
Trading securities market adjustment	(13,952)	—

Net investment income (loss)	$166,075	(13,478)

For the three months ended March 31, 2021, debt and equity securities generated approximately 94% of total investment income, excluding index option derivative gain (loss), embedded derivative on reinsurance, and market adjustments on trading securities. The Company's strategy is to invest substantially all of its cash flows in fixed debt securities within its guidelines for credit quality, duration, and diversification. National Western's debt securities investment income continues to experience higher yielding debt securities maturing or being called by borrowers and being replaced with lower yielding securities in the current interest rate environment. Investment yields on new bond purchases during the first three months of 2021 approximated 2.90% as compared to the 3.33% yield achieved during the full year 2020. During the first quarter of 2021, the ten-year treasury bond increased approximately 80 basis points, however corporate bond credit spreads narrowed substantially. National Western's weighted average bond portfolio yield was 3.64% at March 31, 2021 declining from 3.68% at December 31, 2020 and 3.78% at December 31, 2019. Ozark National's weighted average portfolio yield at March 31, 2021 was also 3.64%.

Changes in fair values of equity securities are included in net investment income in the Condensed Consolidated Statements of Earnings (Loss). For the first three months of the year, unrealized gains of $1.4 million in 2021 are included in investment income while unrealized losses of $6.0 million are netted in investment income in the same period for 2020. The carrying value of the Company's portfolio of equity securities was $19.1 million at March 31, 2021.

The Company's mortgage loan activity in 2020 was initially impacted by the pandemic crisis and the low interest rate levels which subsequently materialized. This environment slowed down the underwriting of new loan applications until clarity regarding the impacts of closing down the economy upon commercial real estate became available. As stability in the market slowly returned, the Company commenced underwriting of new loans. As a result, the portfolio balance has increased to $377.5 million at March 31, 2021 from $332.5 million at December 31, 2020 and $276.1 million at March 31, 2020. During the three months ended March 31, 2021 the Company originated new mortgage loans in the amount of $49.5 million compared to $7.0 million in the comparable period of 2020.

As disclosed in the accompanying Notes to Condensed Consolidated Financial Statements included in this report, the Company adopted new accounting guidance pertaining to current expected credit losses on financial instruments ("CECL"). The adoption as of January 1, 2020 was reported as a change in accounting with initial balances recorded and charged to retained earnings. Remeasurement of the CECL allowance for mortgage loans is performed quarterly and for the quarter ended March 31, 2021 resulted in an increase in the allowance of $0.5 million which is included in gross investment income. The provision for the quarter ended March 31, 2020 was $0.7 million.

Credit loss allowances for available-for-sale debt securities are recorded when unrealized losses and missed payments indicate a credit loss has occurred in which a full recovery of the investment principal is not expected. Credit loss allowances are recorded through net investment income in the Condensed Consolidated Statements of Earnings (Loss). No credit loss allowances for available-for-sale debts securities were recorded during the three months ended March 31, 2021 or 2020.
In order to evaluate underlying profitability and results from ongoing operations, net investment income performance is analyzed excluding index option derivative gain (loss), embedded derivative on reinsurance, and trading securities market adjustments, which is a common practice in the insurance industry. Although this is considered a non-GAAP financial measure, Company management believes this financial measure provides useful supplemental information by removing the swings associated with fair value changes in derivative instruments. Net investment income and average invested assets shown below includes cash and cash equivalents. Net investment income performance is summarized as follows:

	Three Months Ended March 31,
	2021	2020
	(In thousands)

Excluding derivatives and trading securities:
Net investment income	$81,633	93,151
Average invested assets, at amortized cost	$10,185,266	10,994,435
Annual yield on average invested assets	3.21%	3.39%

Including derivatives and trading securities:
Net investment income (loss)	$166,075	(13,478)
Average invested assets, at amortized cost	$11,195,243	11,085,397
Annual yield on average invested assets	5.93%	(0.49)%

The decline in average invested asset yield, excluding derivatives and trading securities, for the first three months of 2021 is due to the Company continuing to obtain lower yields on newly invested cash flows as higher yielding assets mature or are called.

The average yield on bond purchases during the three months ended March 31, 2021 to fund National Western insurance operations was 2.90% representing a 1.26% spread over treasury rates. The weighted average quality of new purchases during the first three months of 2021 was "BBB+" which was consistent with purchases during 2020. The composite duration of purchases during the first three months of 2021 continued to be longer than that of purchases prior to 2019 as the Company purchased a higher proportion of investments for its life insurance line of business which has a longer liability duration than that of the annuity line of business. The Company's general investment strategy is to purchase debt securities with maturity dates approximating ten years in the future. Accordingly, an appropriate measure for benchmarking the direction of interest rate levels for the Company's debt security purchases is the ten year treasury bond rate. After ending 2020 at a rate of 0.92%, the daily closing yield of the ten-year treasury bond ranged as low as 0.91% during the first three months of 2021 finishing the period at 1.74%.

The pattern in average invested asset yield, including derivatives, incorporates increases and decreases in the fair value of index options purchased by National Western to support its fixed-index products. Fair values of the purchased call options recorded a net gain during the first three months of 2021 while a net loss was recorded during the first three months of 2020, corresponding to the movement in the S&P 500 Index during these periods (the primary index the fixed-index products employ). Refer to the derivatives discussion below for a more detailed explanation. In addition, the funds withheld reinsurance agreement executed December 31, 2020 introduced embedded derivative accounting with respect to the policyholder obligations reinsured. During the quarter ended March 31, 2021, the embedded derivative liability for reinsurance decreased by $70.4 million which was recorded as investment income. Debt securities supporting the funds withheld policyholder obligations classified as trading incurred a $14.0 million market value decline which was also recorded as a component of net investment income. The net of these two amounts, or $56.4 million, increased net investment income during the quarter ended March 31, 2021.

Other revenues - Other revenues include the operations of NIS, the broker-dealer affiliate of Ozark National, the operations of Braker P III ("BP III"), a subsidiary created at the end of 2016 to own and manage a commercial office building BP III acquired, and a maintenance expense allowance earned by National Western for administering the funds withheld block of annuity policies ceded to a third party reinsurer.

Revenues associated with NIS were $2.9 million and $2.4 million for the three months ended March 31, 2021 and 2020, respectively. Revenues associated with BP III were $1.3 million and $1.2 million for the three months ended March 31, 2021 and 2020, respectively. The facility is currently fully leased.

Under terms of the funds withheld reinsurance contract, National Western earns a monthly expense allowance equal to the average policy count of the funds withheld reinsured block of business multiplied by a stated amount per policy. In the quarter ended March 31, 2021, the Company reported $1.4 million as maintenance expense allowance revenue.

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

Gains and losses from index options are substantially due to changes in equity market conditions. Index options are intended to act as hedges to match the returns on the product's underlying reference index and the rise or decline in the index relative to the index level at the time of the option purchase which causes option values to likewise rise or decline. As income from index options fluctuates with the underlying index, the contract interest expense to policyholder accounts for the Company's fixed-index products also fluctuates in a similar manner and direction. For the three months ended March 31, 2021 and 2020, the Company recorded realized and unrealized gains/(losses) from index options as shown below.

	Three Months Ended March 31,
	2021	2020
	(In thousands)

Derivatives:
Unrealized gain (loss)	$15,503	(138,127)
Realized gain (loss)	12,521	31,498

Total gain (loss) included in net investment income	$28,024	(106,629)

Total contract interest	$52,845	(28,026)

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

The financial statement investment spread, the difference between investment income and interest credited to contract holders, is subject to variations from option performance during any given period. For example, many of the Company's equity-index annuity products provide for the collection of asset management fees. These asset management fees are assessed when returns on expiring options are positive, and they are collected prior to passing any additional returns above the assessed management fees to the policy contractholders. During periods of positive returns, the collected asset management fees serve to increase the financial statement spread by increasing option realized gains reported as investment income in an amount greater than interest credited to policy contractholders which is reported as contract interest expense. Asset management fees collected in the first three months of 2021 and 2020 were approximately $3.9 million and 10.2 million, respectively.

Net realized investment gains (losses) - Realized gains (losses) on investments include proceeds from bond calls, sales and impairment write-downs as well as gains and losses on the sale of real estate property. The net gains reported for the three months ended March 31, 2021 consisted of gross gains of $1.4 million offset by gross losses of $0.0 million and are all related to bond calls of debt securities in the available-to-sale category. The net gains reported for the three months ended March 31, 2020 consisted of gross gains of $3.5 million offset by gross losses of $0.0 million. The gross gains in the first quarter of 2020 included $2.7 million from bonds calls of securities in the held-to-maturity category.

Benefits and Expenses. The following table details benefits and expenses.

	Three Months Ended March 31,
	2021	2020
	(In thousands)

Life and other policy benefits	$37,889	33,634
Amortization of deferred transaction costs	29,989	30,037
Universal life and annuity contract interest	52,845	(28,026)
Other operating expenses	31,335	19,822

Totals	$152,058	55,467

Life and other policy benefits - Death claim benefits, the largest component of policy benefits, were $24.0 million in the first three months of 2021 compared to $15.2 million for the first three months of 2020. Of the amount included in the three months ended March 31, 2021, $12.4 million was associated with National Western business and $11.6 million pertained to Ozark National. In the first quarter of 2020, these amounts were $7.5 million and $7.7 million for National Western and Ozark National, respectively. Death claim amounts are subject to variation from period to period. For the first three months of 2021, the number of National Western life insurance claims declined 8% from the comparable period in 2020 while the average dollar amount per net claim increased to $43,900 from approximately $30,900. National Western's overall mortality experience has generally been consistent with or better than its product pricing assumptions. The average net claim for Ozark National during the 2021 and 2020 three month periods was $17,600 and $15,700, respectively. Mortality exposure is managed through reinsurance treaties under which National Western's retained maximum net amount at risk on any one life is capped at $500,000. Ozark National's retained maximum net amount at risk is capped at $200,000 under its reinsurance treaties with limited exceptions related to the conversion of child protection and guaranteed insurability riders.

Both National Western and Ozark National have established specific coding to track the death claim experience associated with COVID-19. During the three months ended March 31, 2021, National Western incurred 47 death claims on life insurance policies in which the reported cause of death was due to the coronavirus (COVID-19) totaling a net claim amount (after reinsurance) of $2.8 million. During the same period, Ozark National incurred 236 confirmed COVID-19 death claims aggregating to a net claim amount of approximately $3.9 million. The COVID-19 claim activity is included in the claim disclosures made in the preceding paragraph.

Life and other policy benefits also includes policy liabilities held associated with the Company's traditional life products, policies with life contingencies, and riders such as the guaranteed minimum withdrawal benefit rider ("WBR"), a popular rider to National Western's equity-indexed annuity products. The increases in these liabilities for National Western were $8.1 million and $9.7 million in the quarters ended March 31, 2021 and 2020, respectively.

Life and other policy benefits in the quarters ended March 31, 2021 and 2020 includes changes in traditional life reserves and miscellaneous benefit payments associated with Ozark National's operations of $5.9 million and $8.5 million, respectively.

Amortization of deferred transaction costs - Life insurance companies are required to defer certain expenses that vary with, and are primarily related to, the cost of acquiring new business. The majority of these acquisition expenses consist of commissions paid to agents, underwriting costs, and certain marketing expenses. Recognition of these deferred policy acquisition costs (“DPAC”) as an expense in the Condensed Consolidated Financial Statements occurs over future periods in relation to the expected emergence of profits priced into the products sold. This emergence of profits is based upon assumptions regarding premium payment patterns, mortality, persistency, investment performance, and expense patterns. Companies are required to review universal life and annuity contract assumptions periodically to ascertain whether actual experience has deviated significantly from that assumed. If it is determined that a significant deviation has occurred, the emergence of profits pattern is to be "unlocked" and reset based upon actual experience. DPAC balances are also adjusted each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies compared to anticipated experience (“true-up”) with the adjustment reflected in current period amortization expense. In accordance with GAAP guidance, the Company must also write-off deferred acquisition costs and unearned revenue liabilities upon internal replacement of certain contracts as well as annuitizations of deferred annuities.

The following table identifies the effects of unlocking adjustments on DPAC balances recorded through amortization expense separate from recurring amortization expense components for the three months ended March 31, 2021 and 2020.

Amortization of DPAC	Three Months Ended March 31,
	2021	2020
	(In thousands)

Unlocking adjustments	$—	—
Other amortization components	23,572	27,844

Totals	$23,572	27,844

Amortization expense for the three months ended March 31, 2021 was comprised of DPAC amortization by National Western of $23.4 million, and by Ozark National of $0.2 million. Amortization expense for National Western was reduced by $1.4 million for amounts pertaining to the policies ceded under the funds withheld reinsurance agreement.

The Company's practice is to annually review during the third quarter its actuarial assumptions regarding the emergence of profits pertaining to its blocks of businesses and to update or "unlock" those assumptions which deviate significantly from actual experience. During the quarters ended March 31, 2021 and 2020, the Company did not unlock its DPAC balances. The Company is required to evaluate its emergence of profits continually and management believes that the current amortization patterns of deferred policy acquisition costs are reflective of actual experience.

As the DPAC balance is an asset on the Company's Condensed Consolidated Balance Sheets, GAAP provides for an earned interest return on the unamortized balance each period. The earned interest serves to increase the DPAC balance and reduce other amortization component expense. The rate at which the DPAC balance earns interest is the average credited interest rate on the Company's universal life and annuity policies in force, including credited interest on equity-indexed policies. The amount of earned interest on DPAC balances recorded for the three months ended March 31, 2021 and 2020 was $4.6 million and $8.2 million, respectively, decreasing other amortization component expense. The decreased interest amount in the first three months of 2021 compared to 2020 reflects lower returns on equity-index products, particularly life insurance products..

As part of the purchase accounting required with the acquisition of Ozark National effective January 31, 2019, the Company recorded an intangible asset of $180.9 million referred to as the value of business acquired ("VOBA"). VOBA represents the difference between the acquired assets and liabilities of Ozark National measured in accordance with the Company's accounting policies and the fair value of these same assets and liabilities. The VOBA balance sheet amount is amortized following a methodology similar to that used for amortizing deferred policy acquisition costs. In the quarters ended March 31, 2021 and 2020, the Company's VOBA amortization expense was $2.6 million and $2.2 million, respectively.

At December 31, 2020, the Company recorded as an asset on the Consolidated Balance Sheet a deferred Cost of Reinsurance ("COR") amount of $102.8 million associated with the funds withheld reinsurance transaction. This represents the amount of assets transferred at the closing date of funds withheld agreement (debt securities, policy loans, and cash) in excess of the GAAP liability ceded plus a $48 million ceding commission paid to the reinsurer. The COR balance is amortized commensurate with the runoff of the ceded block of funds withheld business. In the quarter ended March 31, 2021, COR amortization expense of $3.9 million is included in Amortization of deferred transaction costs.

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

National Western's approximated average credited rates through the first three months, excluding and including equity-indexed products, were as follows:

	March 31,		March 31,
	2021	2020	2021	2020
	(Excluding fixed-index products)		(Including fixed-index products)

Annuity	1.88%	1.94%	0.96%	0.22%
Interest sensitive life	3.37%	3.36%	7.17%	(6.66)%

Contract interest reported in financial statements also encompasses the performance of the index options associated with the Company's fixed-index products. As previously noted, the market value changes of these derivative features resulted in net realized and unrealized gains/(losses) of $28.0 million and $(106.6) million for the three months ended March 31, 2021 and 2020, respectively. These amounts consisted of realized gains of $12.5 million and unrealized gains of $15.5 million for the year-to-date 2021 period, and realized gains of $31.5 million and unrealized losses of $(138.1) million for the comparable 2020 time frame. These returns similarly increased/(decreased) the computed average credited rates for the periods shown above. Policyholders of equity-indexed products cannot receive an interest credit below 0% according to the policy contract terms.

Contract interest expense includes other items which may increase or decrease reported contract interest in a particular reporting period. For the three months ended March 31, 2021 and 2020, these other items include the amounts shown in the table below.

Contract Interest Expense	Three Months Ended March 31,
	2021	2020
	(In thousands)

Reserve changes	$6,518	5,739
Unlocking adjustments	—	—
Asset management fees collected	(3,917)	(10,151)
Projected asset management fees	4,357	29,317
Other embedded derivative components	165	6,124

Totals	$7,123	31,029

Contract interest expense includes reserve changes for immediate annuities, two tier annuities, excess death benefit reserves, excess annuitizations, and amortization of deferred sales inducement balances. These items are offset by policy charges assessed for policies having the withdrawal benefit rider (WBR). As changes in these items collectively impact contract interest expense, financial statement interest spread is also affected. Netted against reserve changes for the first three months of 2021 is $5.8 million for assessed WBR policy charges compared to $5.7 million in the same period for 2020.

Generally, the impact of the market value change of index options on asset values aligns closely with the movement of the embedded derivative liability held for the Company's fixed-index products such that the net effect upon pretax earnings is negligible (i.e. net realized and unrealized gains/(losses) included in net investment income approximate the change in contract interest associated with the corresponding embedded derivative liability change). However, other aspects of the embedded derivatives can cause deviations to occur between the change in index option asset values included in net investment income and the change in the embedded derivative liability included in contract interest. As noted in the discussion of net investment income, the collection of asset management fees in a period can cause investment income to increase marginally higher than contract interest expense since these collected fees are deducted from indexed interest credited to policyholders. As shown in the table above, the collection of asset management fees are deductions from contract interest expense.

Accounting rules require the embedded derivative liability to include a projection of asset management fees estimated to be collected in the succeeding fiscal year due to the Company's historical practice of purchasing options priced to incorporate an expected probability of collecting asset management fees (referred to as "at the money hedging"). This projection for the embedded derivative liability is based upon the most recent performance of the reference equity index. Increases in projected asset management fees to be collected reduce contract interest expense while decreases in projected asset management fees to be collected increase contract interest expense. In the three month periods ended March 31, 2021 and 2020 contract interest was increased by $4.4 million and $29.3 million, respectively, for the projected change in asset management fees to be collected. In the second quarter of 2020, the Company changed its embedded derivative hedging process to incorporate "out of the money" hedging which reduces option costs and eliminates probability projections of collected asset management fees going forward. As the remaining inventory of annual at the money hedges continues to roll over, the embedded derivative liability component for projected asset management fees to be collected diminishes and will ultimately be phased out.

Other embedded derivative components include changes pertaining to other modeling differences, changes in future interest adjustments, and the change in the host contract component of the embedded derivative products. In the first quarter of 2020, the Company incurred an additional charge to contract interest pertaining to an assumption regarding the embedded derivative option budget which was made several years ago when the Company's investment portfolio yield was higher. The combination of the embedded derivative option budget being out of date relative to the Company's current investment portfolio yield and the historically low interest rate levels introduced an embedded derivative floor which prevented the Company's contract interest expense from declining in tandem with the option value decreases recorded in net investment income. The additional contract interest charge in the quarter ended March 31, 2020 for this occurrence was $12.1 million. In the quarter ended June 30, 2020, the Company updated for this out of date embedded derivative option budget assumption to reflect the Company's current investment portfolio yield. This update had the effect of removing the embedded derivative floor and reversing the $12.1 million contract interest charge recorded in the first quarter of 2020.

Another contract interest expense component is the amortization of deferred sales inducements (included in Reserve changes above). Similar to deferred policy acquisition costs, the Company defers sales inducements in the form of first year credited interest bonuses on annuity products that are directly related to the production of new business. These bonus interest charges are deferred and amortized using the same methodology and assumptions used to amortize other capitalized acquisition costs and the amortization is included in contract interest. In addition, deferred sales inducement balances are also reviewed periodically to ascertain whether actual experience has deviated significantly from that assumed (unlock) and are adjusted to reflect current policy lapse or termination rates, expense levels and credited rates on policies compared to anticipated experience (true-up). These unlocking adjustments, plus or minus, are included in contract interest expense. No unlocking adjustments were made in the quarters ended March 31, 2021 and 2020.

Other operating expenses - Other operating expenses consist of general administrative expenses, licenses and fees, commissions not subject to deferral, nursing home expenses, real estate expenses, brokerage expenses, compensation costs, and reinsurance ceded commission expense. These expenses for the three months ended March 31, 2021 and 2020 are summarized in the table that follows.

	Three Months Ended March 31,
	2021	2020
	(In thousands)

General insurance expenses	$11,742	10,682
Nursing home expenses	34	31
Compensation expenses	12,530	1,699
Commission expenses	3,045	2,935
Real estate expenses	1,404	1,464
Brokerage expenses (NIS)	1,388	1,169
Reinsurance ceded commission expense	6	—
Taxes, licenses and fees	1,186	1,842

Totals	$31,335	19,822

General insurance expenses include software amortization expense associated with National Western's proprietary policy administration system which was phased into production over the past few years as well as other acquired software. Expenses pertaining to these items were $3.6 million and $3.0 million in the first quarter of 2021 and 2020, respectively. This category of expenses also includes employee benefit plan expenses for the various employee health and retirement plans the Company sponsors. Related expenses for the first quarter of 2021 and 2020 were $2.7 million and $3.3 million, respectively. Refer to Note (5) Pension and Other Postretirement Plans in the accompanying Notes to Condensed Consolidated Financial Statements in this report for discussion of the financial statement expenses of the Company's defined benefit pension plans.

Compensation expenses include share-based compensation costs related to outstanding vested and nonvested stock appreciation rights ("SARs"), restricted stock units ("RSUs") and performance share units ("PSUs"). The related share-based compensation costs move in tandem not only with the number of awards outstanding but also with the movement in the market price of the Company's Class A common stock as a result of marking the SARs, RSUs, and PSUs to fair value under the liability method of accounting. Consequently, the related expense amount varies positive or negative in any given period. In the amounts shown above, share-based compensation expense totaled $4.4 million in the first quarter of 2021 and $(6.3) million in the first quarter of 2020. The Company's Class A common share price increased from $206.44 at December 31, 2020 to $249.00 at March 31, 2021, compared to $290.88 at December 31, 2019 and $172.00 at March 31, 2020. No performance share awards were granted in the first three months of 2021 and 2020. Ozark National compensation expenses were $0.9 million and $0.8 million in the first quarter of 2021 and 2020, respectively.

Federal Income Taxes. Federal income taxes on earnings from operations reflect an effective tax rate of 20.7% for the three months ended March 31, 2021 compared to 30.8% for the three months ended March 31, 2020. The Federal corporate tax rate decreased to 21% effective in 2018 under the Tax Cuts and Jobs Act ("Tax Act") passed in December 2017. The Company's effective tax rate is typically lower than the Federal statutory rate due to tax-exempt investment income related to municipal securities and dividends-received deductions on income from stocks, absent other permanent tax items.

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

Segment Operations

Summary of Segment Earnings

A summary of segment earnings/(losses) for the three months ended March 31, 2021 and 2020 is provided below. The segment earnings/(losses) exclude realized gains and losses on investments, net of taxes.

	Domestic Life Insurance	International Life Insurance	Annuities	ONL & Affiliates	All Others	Totals
	(In thousands)

Segment earnings (losses):
Three months ended:
March 31, 2021	$(2,282)	5,541	51,749	3,269	2,733	61,010
March 31, 2020	$634	9,475	(17,976)	4,887	(1,835)	(4,815)

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below.

	Three Months Ended March 31,
	2021	2020
	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$13,898	11,228
Net investment income (loss)	23,843	(19,383)
Other revenues	21	29

Total premiums and other revenues	37,762	(8,126)

Benefits and expenses:
Life and other policy benefits	6,110	5,877
Amortization of deferred transaction costs	5,460	2,573
Universal life insurance contract interest	21,621	(21,693)
Other operating expenses	7,447	4,295

Total benefits and expenses	40,638	(8,948)

Segment earnings (loss) before Federal income taxes	(2,876)	822
Provision (benefit) for Federal income taxes	(594)	188

Segment earnings (loss)	$(2,282)	634

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

	Three Months Ended March 31,
	2021	2020
	(In thousands)

Universal life insurance revenues	$15,580	12,605
Traditional life insurance premiums	1,196	1,278
Reinsurance premiums	(2,878)	(2,655)

Totals	$13,898	11,228

National Western's domestic life insurance in force, in terms of policy count, has been declining for some time. The pace of new policies issued has lagged the number of policies terminated from death or surrender causing a declining level of policies in force from which contract revenue is received. Consequently, the number of domestic life insurance policies in force has declined from 47,900 at December 31, 2019 to 46,900 at December 31, 2020, and to 46,700 at March 31, 2021. Policy lapse rates in the first three months of 2021 approximated 6.0% compared to 8.4% and 6.2% in the first three months of 2020 and 2019, respectively. The lapse rate in the first three months of 2020 includes the effect of the pandemic induced economic crisis which caused consumers to access available sources of liquidity. While policy count rates have declined, the face amount of life insurance in force has risen steadily from $3.4 billion at December 31, 2019 to $3.5 billion at December 31, 2020 and to nearly $3.6 billion at March 31, 2021.

Universal life insurance revenues are also generated with the issuance of new business based upon amounts per application and percentages of the face amount (volume) of insurance issued. The number of domestic life policies issued in the first three months of 2021 was 5% higher than in the comparable period for 2020 and the volume of insurance issued was 10% higher than that in 2020.

Universal life insurance revenues also include surrender charge income realized on terminating policies and, in the case of domestic universal life, amortization into income of the premium load on single premium policies which is deferred. The net premium load amortization was $2.7 million and $0.8 million in the three months ended March 31, 2021 and 2020, respectively.

Premiums collected on universal life products are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings (Loss) in accordance with GAAP. Actual domestic universal life premiums collected are detailed below.

	Three Months Ended March 31,
	2021	2020
	(In thousands)

Universal life insurance:
First year and single premiums	$51,640	47,671
Renewal premiums	3,867	4,338

Totals	$55,507	52,009

Domestic life insurance sales have been substantially single premium policies which do not have much in the way of recurring premium payments. These products are targeting wealth transfer strategies involving the movement of accumulated wealth in alternative investment vehicles, including annuities, into life insurance products. As a result, renewal premium levels have not been exhibiting a corresponding level of increase.

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

A detail of net investment income (loss) for domestic life insurance operations is provided below.

	Three Months Ended March 31,
	2021	2020
	(In thousands)

Net investment income (excluding derivatives)	$12,541	10,907
Index option derivative gain (loss)	11,302	(30,290)

Net investment income (loss)	$23,843	(19,383)

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

Life and policy benefits for a smaller block of business are subject to variation from period to period. Claim count activity during the first three months of 2021 decreased 13% compared to the first three months of 2020 while the average net claim amount (after reinsurance) increased to $29,000 from $24,300. Reported claims in the quarter ended March 31, 2021 for which the cause of death was identified as COVID-19 were $1.0 million after reinsurance. The low face amount per claim relative to current issued amounts of insurance per policy reflects the older block of domestic life insurance policies sold consisting of final expense type products (i.e. purchased to cover funeral costs). Claims on these older blocks of policies are more susceptible to not being reported timely to the Company. GAAP reporting requires that claims be recorded net of any cash value amounts that have been accumulated in the policies. The Company's overall mortality experience for this segment has been consistent with pricing assumptions.

Included in amortization of deferred transaction costs is DPAC amortization. As noted previously in the discussion of Results of Operations, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience with the adjustment reflected in current period amortization expense. To the extent required, unlocking adjustments may also be recorded to DPAC balances. The following table identifies the effects of unlocking adjustments on domestic life insurance DPAC balances recorded through amortization expense separate from recurring amortization expense components for the three months ended March 31, 2021 and 2020.

Amortization of DPAC	Three Months Ended March 31,
	2021	2020
	(In thousands)

Unlocking adjustments	$—	—
DPAC amortization expense	5,460	2,573

Totals	$5,460	2,573

In the Consolidated Operations discussion of amortization of deferred acquisition costs it was noted that interest earned on DPAC balances serves to offset (decrease) amortization expense and that the interest rate used is the crediting rate experience during the period. The increase in amortization expense in 2021 relative to 2020 reflects lower interest earned on universal life DPAC balances due to crediting rates in 2021 roughly half of that in 2020 as a result of smaller realized gains from index options.

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

International Life Insurance Operations

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below.

	Three Months Ended March 31,
	2021	2020
	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$20,180	22,867
Net investment income (loss)	12,116	(9,000)
Other revenues	28	54

Total premiums and other revenues	32,324	13,921

Benefits and expenses:
Life and other policy benefits	4,375	3,331
Amortization of deferred transaction costs	5,392	6,052
Universal life insurance contract interest	10,799	(10,837)
Other operating expenses	4,774	3,096

Total benefits and expenses	25,340	1,642

Segment earnings before Federal income taxes	6,984	12,279
Provision for Federal income taxes	1,443	2,804

Segment earnings	$5,541	9,475

As with domestic life operations, revenues from the international life insurance segment include both premiums on traditional type products and contract revenues from universal life insurance. A comparative detail of premiums and contract revenues is provided below.

	Three Months Ended March 31,
	2021	2020
	(In thousands)

Universal life insurance revenues	$19,965	22,469
Traditional life insurance premiums	1,923	2,161
Reinsurance premiums	(1,708)	(1,763)

Totals	$20,180	22,867

Universal life revenues and operating earnings are largely generated from the amount of life insurance in force. The volume of in force for this segment, primarily universal life, has contracted from $13.7 billion at December 31, 2019 to $12.4 billion at December 31, 2020 and to $12.1 billion at March 31, 2021.

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

	Amount in $'s	Annualized Termination Rate
	(millions)

Volume In Force Terminations
Three Months Ended March 31, 2021	256.6	8.3%
Year ended December 31, 2020	1,295.2	9.5%
Year ended December 31, 2019	1,671.5	10.9%
Year ended December 31, 2018	1,706.3	10.0%
Year ended December 31, 2017	2,309.7	12.2%
Year ended December 31, 2016	2,340.6	11.6%

As noted previously, premiums collected on universal life products are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings (Loss) in accordance with GAAP. Actual international universal life premiums collected are detailed below.

	Three Months Ended March 31,
	2021	2020
	(In thousands)

Universal life insurance:
First year and single premiums	$—	2
Renewal premiums	13,016	14,578

Totals	$13,016	14,580

National Western's most popular international products were its fixed-index universal life products in which the policyholder could elect to have the interest rate credited to their policy account values linked in part to the performance of an outside equity index. These products issued were not generally available in the local markets when sold. Included in the totals in the above table are collected renewal premiums for fixed-index universal life products of approximately $7.6 million and $8.6 million for the first three months of 2021 and 2020, respectively. The declining trend in renewal premiums during these periods corresponds with the decline in policies in force due to increased termination activity as discussed above.

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

	Three Months Ended March 31,
	2021	2020
	(In thousands)

Net investment income (excluding derivatives)	$5,879	6,811
Index option derivative gain (loss)	6,237	(15,811)

Net investment income (loss)	$12,116	(9,000)

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

Life and policy benefits primarily consist of death claims on policies. National Western's clientèle for international products are generally wealthy individuals with access to U.S. dollars and quality medical care. Consequently, the amounts of coverage purchased historically tended to be larger amounts. Life and policy benefit expense for the international life segment reflects the larger policies historically purchased, however mortality due to natural causes is comparable to that in the United States. The Company's maximum risk exposure per insured life is capped at $500,000 through reinsurance. The average international life net claim amount (after reinsurance) in the first three months of 2021 increased to $158,900 from $126,800 in the first three months of 2020 while the number of claims incurred increased 63%. Of the increase in number of claims, one-half were from deaths due to COVID-19. Net claims, after reinsurance, associated with COVID-19 were $1.8 million in the quarter ended March 31, 2021.

Included in amortization of deferred transaction costs is DPAC amortization. The Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels, and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking adjustments on international life insurance DPAC balances recorded through amortization expense separate from recurring amortization expense components for the three months ended March 31, 2021 and 2020.

Amortization of DPAC	Three Months Ended March 31,
	2021	2020
	(In thousands)

Unlocking adjustments	$—	—
DPAC amortization expense	5,392	6,052

Totals	$5,392	6,052

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

Annuity Operations

A comparative analysis of results of operations for National Western's annuity segment is detailed below.

	Three Months Ended March 31,
	2021	2020
	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$3,930	4,650
Net investment income	119,724	10,632
Other revenues	1,374	4

Total premiums and other revenues	125,028	15,286

Benefits and expenses:
Life and other policy benefits	10,001	8,189
Amortization of deferred transaction costs	16,447	19,021
Annuity contract interest	20,425	4,504
Other operating expenses	12,930	6,867

Total benefits and expenses	59,803	38,581

Segment earnings (loss) before Federal income taxes	65,225	(23,295)
Provision (benefit) for Federal income taxes	13,476	(5,319)

Segment earnings (loss)	$51,749	(17,976)

Premiums and contract charges primarily consist of surrender charge income recognized on terminated policies. The amount of the surrender charge income recognized is determined by the volume of surrendered contracts as well as the duration of each contract at the time of surrender given the pattern of declining surrender charge rates over time that is common to most annuity contracts. The Company's lapse rate for annuity contracts in the first three months of 2021 was 9.7% which was slightly higher compared to the 9.5% rate during the same period in 2020. In the first three months of 2020, an outcome of the COVID-19 pandemic crisis was a movement of consumers toward fortifying liquidity positions. This manifested in greater withdrawal and surrender activity. In addition, annuity contracts with fixed interest rates are more prone to terminate as contracts approach the end of their surrender charge period and in periods of rising interest rates, which was the backdrop of the first quarter of 2021.

Deposits collected on annuity contracts are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings (Loss) in accordance with GAAP. Actual annuity deposits collected for the three months ended March 31, 2021 and 2020 are detailed below.

	Three Months Ended March 31,
	2021	2020
	(In thousands)

Fixed-index annuities	$118,120	76,268
Other deferred annuities	1,194	1,688
Immediate annuities	11,852	4,577

Totals	$131,166	82,533

Fixed-index products are attractive for consumers when interest rate levels remain low and equity markets produce positive returns. Since National Western does not offer variable products or mutual funds, fixed-index products provide an important alternative to the Company's existing fixed interest rate annuity products. Fixed-index annuity deposits as a percentage of total annuity deposits were 90% and 92% for the three months ended March 31, 2021 and 2020, respectively. The percentage of fixed-index products to total annuity sales reflects the low interest rate environment and the overall uptrend in the equities market.

Some of the Company's deferred products, including fixed-index annuity products, contain a first year interest bonus, in addition to the base first year interest rate, which is credited to the account balance when premiums are applied. These sales inducements are deferred in conjunction with other capitalized policy acquisition costs. The amounts currently deferred to be amortized over future periods amounted to approximately $5.7 million and $1.5 million during the first three months of 2021 and 2020, respectively. Amortization of deferred sales inducements is included as a component of annuity contract interest as described later in this discussion of Annuity Operations.

A detail of net investment income for annuity operations is provided below.

	Three Months Ended March 31,
	2021	2020
	(In thousands)

Net investment income (excluding derivatives and trading securities)	$52,821	71,160
Index option derivative gain (loss)	10,485	(60,528)
Embedded derivative liability decrease	70,370	—
Trading securities market adjustment	(13,952)	—

Net investment income	$119,724	10,632

In the quarter ended March 31, 2021, net investment income was reduced by $13.1 million for amounts ceded to the reinsurer in the funds withheld reinsurance transaction executed December 31, 2020.

As seen in the above table, net investment income also includes the derivative gains and losses on index options purchased to back the index crediting mechanism on fixed-index universal products. The derivative gain or loss on index options follows the movement of the reference indice with realized gains or losses being recognized on the anniversary of each index option based upon the reference indice at the expiration date relative to the index level at the time the index option was purchased. Unrealized gains and losses are recorded for index options outstanding based upon their fair value, largely determined by the reference indice level, at the balance sheet reporting date as compared to the original purchase cost of each respective option.

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

The funds withheld reinsurance agreement executed December 31, 2020 introduced embedded derivative accounting with respect to the annuity policyholder obligations reinsured. During the quarter ended March 31, 2021, the embedded derivative liability decreased by $70.4 million which was recorded as investment income. Debt securities supporting the funds withheld policyholder obligations classified as trading securities incurred a $14.0 million market value decline which was also recorded as a component of net investment income. The net of these two amounts, or $56.4 million, increased net investment income for the Annuity segment during the quarter ended March 31, 2021.

Other revenues in the quarter ended March 31, 2021 include $1.4 million of maintenance expense allowance revenue. Under terms of the funds withheld reinsurance contract, National Western earns from the reinsurer a monthly expense allowance equal to the average policy count of the funds withheld reinsured block of business multiplied by a stated amount per policy.

Included in amortization of deferred transaction costs is DPAC amortization. Consistent with the domestic and international life segments, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking adjustments on annuity DPAC balances recorded through amortization expense separate from recurring amortization expense components for the three months ended March 31, 2021 and 2020.

Amortization of deferred transaction costs	Three Months Ended March 31,
	2021	2020
	(In thousands)

Unlocking adjustments	$—	—
DPAC amortization expense	12,580	19,021
COR amortization expense	3,867	—

Totals	$16,447	19,021

Amortization of DPAC balances is proportional to estimated expected gross profits ("EGPs") for a line of business. The EGPs of the block of annuity policies have been steadily decreasing with the declining amount of policies in force, as well as DPAC unlocking in recent years for unfavorable experience. In addition, experience which deviates from the EGPs assumed, such as the amounts of assets fees collected, can similarly increase or decrease the amortization of DPAC. In the quarter ended March 31, 2021, amortization expense was reduced by $1.4 million for DPAC ceded to a reinsurer under the funds withheld reinsurance agreement entered into at December 31, 2020.

Amortization of deferred transaction costs for the quarter ended includes amortization of the cost of reinsurance recorded at year-end 2020 associated with the funds withheld reinsurance agreement. At December 31, 2020, the Company recorded as an asset on the Consolidated Balance Sheet a deferred Cost of Reinsurance ("COR") amount of $102.8 million associated with the funds withheld reinsurance transaction. This represents the amount of assets transferred at the closing date of the funds withheld agreement (debt securities, policy loans, and cash) in excess of the GAAP liability ceded plus a $48 million ceding commission paid to the reinsurer. The COR balance is amortized commensurate with the runoff of the ceded block of funds withheld business. In the quarter ended March 31, 2021, COR amortization expense of $3.9 million is included in Amortization of deferred transaction costs.

Annuity contract interest includes the equity component return associated with the call options purchased to hedge National Western's fixed-index annuities. The detail of fixed-index annuity contract interest as compared to contract interest for all other annuities is as follows:

	Three Months Ended March 31,
	2021	2020
	(In thousands)

Fixed-index annuities	$23,499	(12,997)
All other annuities	(817)	14,141

Gross contract interest	22,682	1,144
Bonus interest deferred and capitalized	(5,704)	(1,507)
Bonus interest amortization	3,447	4,867

Total contract interest	$20,425	4,504

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

As noted in the discussion in the Consolidated Operations section, collection of asset management fees on positive returns of expiring options is subtracted from contract interest credited to policyholders. This offset serves to lessen the increase in contract interest expense relative to the option gains reported in the Company's net investment income. Asset management fees collected during the three months ended March 31, 2021 were $3.9 million compared to $10.2 million in the corresponding period of 2020.

As previously noted, accounting rules require the embedded derivative liability to include a projection of asset management fees estimated to be collected in the succeeding fiscal year due to the Company's historical practice of purchasing options priced to incorporate an expected probability of collecting asset management fees (referred to as "at the money hedging"). This projection for the embedded derivative liability is based upon the most recent performance of the reference equity index. Increases in projected asset management fees to be collected reduce contract interest expense while decreases in projected asset management fees to be collected increase contract interest expense. In the three month periods ended March 31, 2021 and 2020, contract interest was increased $4.4 million and decreased $29.3 million, respectively, for the projected change in asset management fees to be collected. In the second quarter of 2020, the Company changed its embedded derivative hedging process to incorporate "out of the money" hedging which reduces option costs and eliminates probability projections of collected asset management fees going forward. As the current remaining inventory of the annual hedges roll over, the embedded derivative liability component due to the projected asset management fees to be collected will be eliminated.

As noted in the discussion on the results of Consolidated Operations, other embedded derivative components include changes pertaining to other modeling differences, changes in future interest adjustments, and the change in the host contract component of the embedded derivative products. In the first quarter of 2020, the Company incurred an additional charge of $12.1 million to contract interest pertaining to an assumption regarding the embedded derivative option budget which introduced an embedded derivative floor preventing the Company's contract interest expense from declining in tandem with the option value decreases recorded in net investment income. In the subsequent quarter ended June 30, 2020, the Company updated this out of date embedded derivative option budget assumption to reflect the Company's current investment portfolio yield. This update had the effect of removing the embedded derivative floor and reversed the $12.1 million contract interest charge recorded in the first quarter of 2020.

Annuity contract interest includes true-up adjustments for the deferred sales inducement balance which are done each period similar to that done with respect to DPAC balances with the adjustment reflected in current period contract interest expense. To the extent required, the Company may also record unlocking adjustments to deferred sales inducement balances in conjunction with DPAC balance unlockings. The Company had no unlocking adjustments in the first quarters of 2021 and 2020.

ONL & Affiliates

Effective January 31, 2019, Ozark National and NIS were acquired and their results included in the Condensed Consolidated Financial Statements of the Company. Ozark National and NIS are combined into a separate segment "ONL & Affiliates" given their inter-related marketing and sales approach which consists of a coordinated sale of a non-participating whole life insurance product (Ozark National) and a mutual fund investment product (NIS). An analysis of results of operations for the ONL & Affiliates segment is detailed below.

	Three Months Ended March 31,
	2021	2020
	(In thousands)

Premiums and other revenues:
Premiums and contract charges	$19,465	20,083
Net investment income	6,574	6,301
Other revenues	2,926	2,422

Total premiums and other revenues	28,965	28,806

Benefits and expenses:
Life and other policy benefits	17,403	16,237
Amortization of deferred transaction costs	2,690	2,391
Other operating expenses	4,746	4,069

Total benefits and expenses	24,839	22,697

Segment earnings (loss) before Federal income taxes	4,126	6,109
Provision (benefit) for Federal income taxes	857	1,222

Segment earnings (loss)	$3,269	4,887

Revenues from ONL & Affiliates principally include life insurance premiums on traditional type products. Unlike universal life, revenues from traditional products are simply life premiums recognized as income over the premium-paying period of the related policies. The detail of premiums is provided below.

	Three Months Ended March 31,
	2021	2020
	(In thousands)

Traditional life insurance premiums	$20,067	20,682
Other insurance premiums and considerations	112	118
Reinsurance premiums	(714)	(717)

Totals	$19,465	20,083

Ozark National's traditional life block of business at March 31, 2021 included approximately 177,800 policies in force representing nearly $6.0 billion of life insurance coverage. The repetitive pay nature of Ozark National's business promotes a higher level of persistency with an annualized lapse rate of 4.7% through March 31, 2021 as compared to the 4.6% rate experienced in the first three months of 2020. Traditional life premiums by first year and renewal are detailed below.

	Three Months Ended March 31,
	2021	2020
	(In thousands)

Traditional life insurance premiums:
First year premiums	$730	1,215
Renewal premiums	19,337	19,467

Totals	$20,067	20,682

Other revenues consists primarily of brokerage revenue of NIS. Brokerage revenues of $2.9 million and $2.4 million for the three months ended March 31, 2021 and 2020, respectively, had associated brokerage expense of $1.4 million and $1.2 million which is included in Other operating expenses.

The average face value of Ozark National's policies in force at March 31, 2021 was approximately $33,600. Life and policy benefits for smaller face amounts are subject to variation from quarter to quarter. Incurred net death claims, after reinsurance, for the first three months of 2021 were $11.6 million representing an average net claim of $17,600. Incurred net death claims in the three month period ended March 31, 2020 were $7.7 million representing a net average claim of $15,700. Included in the activity for 2021 were reported COVID-19 net claims of approximately $3.9 million. Ozark National's maximum retention on any single insured life is $200,000 with limited exceptions related to the conversion of child protection and guaranteed insurability riders. The balance of life and policy benefits during the quarters ended March 31, 2021 and 2020 consisted of increases in insurance reserves and payments of other policy benefits.

Amortization of deferred transaction costs for this segment includes amortization of DPAC and the value of business acquired ("VOBA"). VOBA represents the difference between the acquired assets and liabilities of Ozark National at the acquisition date measured in accordance with the Company's accounting policies and the fair value of these same assets and liabilities. The VOBA balance sheet amount is amortized following a methodology similar to that used for amortizing deferred policy acquisition costs. Subsequent to its acquisition effective January 31, 2019, Ozark National began deferring policy acquisition costs and amortizing these deferrals similar to the methodology employed by National Western. The following table identifies the amortization expense of Ozark National's DPAC and VOBA for the three months ended March 31, 2021 and 2020.

Amortization of deferred transaction costs	Three Months Ended March 31,
	2021	2020
	(In thousands)

Unlocking	$—	—
VOBA amortization expense	2,550	2,193
DPAC amortization expense	140	198

Totals	$2,690	2,391

Other Operations

The Company's primary business encompasses its domestic and international life insurance operations, its annuity operations, and ONL & Affiliates. However, the Company also has real estate and other investment operations through its wholly owned subsidiaries.

Pre-tax operating amounts include the results of BP III, the entity owning and operating the Company's home office facility in Austin, Texas. BP III incurred pre-tax losses of $(0.1) million and $(0.3) million for the three months ended March 31, 2021 and 2020, respectively. National Western maintains its home office in this facility leasing approximately 40% of the space available. The lease payments made by National Western to BP III have been eliminated in consolidation.

The remaining pre-tax earnings of $3.8 million and $(2.0) million in Other Operations during the three-month periods includes investment income from real estate, municipal bonds, and common and preferred equities held in subsidiary company portfolios principally for tax-advantage purposes. The Company holds a modest portfolio of equity securities, primarily in NWL Financial, Inc., whose fair value changes are recorded in net investment income. For the three months ended March 31, 2021 and 2020, the market value changes for these securities were $1.4 million and $(6.0) million, respectively.

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

	March 31, 2021		December 31, 2020
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Debt securities available-for-sale	$10,014,351	88.0	$10,770,923	94.2
Debt securities trading	654,333	5.7	—	—
Mortgage loans	377,495	3.3	332,521	2.9
Policy loans	72,832	0.6	74,083	0.6
Derivatives, index options	137,130	1.2	132,821	1.2
Real estate	33,639	0.3	33,783	0.3
Equity securities	19,120	0.2	17,744	0.2
Other	82,191	0.7	70,330	0.6

Totals	$11,391,091	100.0	$11,432,205	100.0

Invested assets at March 31, 2021 include Ozark National and NIS amounts as follows: Debt securities of $790.3 million; Policy loans of $24.7 million; and Real estate of $4.6 million. These invested asset amounts at December 31, 2020 were: Debt securities of $811.6 million; Policy loans of $25.5 million; and Real Estate of $4.6 million.

Debt Securities

GAAP accounting requires investments in debt securities to be classified into one of three categories: (a) trading securities; (b) securities available-for-sale; or (c) securities held-to-maturity. The Company generally purchases securities with the intent to hold to maturity and has historically classified its debt securities into either the held-to-maturity or available-for-sale categories. As an outcome of the funds withheld reinsurance agreement executed December 31, 2020, the Company reclassified all of its debt security holdings into the available-for-sale category. The discussion that follows reflects this category classification.

The Company maintains a diversified portfolio which consists mostly of corporate, mortgage-backed, and public utility fixed income securities. Investments in mortgage-backed securities primarily include U.S. Government agency pass-through securities and collateralized mortgage obligations ("CMO"). The Company's investment guidelines prescribe limitations by type of security as a percent of the total investment portfolio and all holdings were within these threshold limits. As of March 31, 2021 and December 31, 2020, the Company's available-for-sale debt securities portfolio consisted of the following classes of securities:

	March 31, 2021		December 31, 2020
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Corporate	$7,444,688	74.4	$8,098,973	75.2
Residential mortgage-backed securities	877,773	8.8	953,788	8.9
Public utilities	852,134	8.5	909,910	8.4
State and political subdivisions	515,307	5.1	566,089	5.3
U.S. agencies	57,452	0.6	75,441	0.7
Asset-backed securities	213,814	2.1	120,524	1.1
Commercial mortgage-backed	31,285	0.3	31,471	0.3
Foreign governments	18,643	0.2	11,449	0.1
U.S. Treasury	3,255	—	3,278	—

Totals	$10,014,351	100.0	$10,770,923	100.0

The Company holds minimal levels of U.S. Treasury securities due to their low yields and deposits most of these holdings with various state insurance departments in order to meet security deposit on hand requirements in these jurisdictions.

The Company has de-emphasized mortgage-backed securities for a number of years given the low interest rate environment and the lack of incremental yield relative to other classes of debt securities. Rating agencies generally view mortgage-backed securities as having additional risk for insurers holding interest sensitive liabilities given the potential for asset/liability disintermediation. Consequently, the Company holds predominantly agency mortgage-backed securities. Because mortgage-backed securities are subject to prepayment and extension risk, the Company has substantially reduced these risks by investing in collateralized mortgage obligations ("CMO"), which have more predictable cash flow patterns than pass-through securities. These securities, known as planned amortization class I ("PAC I"), very accurately defined maturity ("VADM"), and sequential tranches, are designed to amortize in a more predictable manner than other CMO classes or pass-throughs. The Company does not purchase tranches, such as PAC II and support tranches, that subject the portfolio to greater than average prepayment risk. Using this strategy, the Company can more effectively manage and reduce prepayment and extension risks, thereby helping to maintain the appropriate matching of the Company's assets and liabilities.

The majority of the Company's investable cash flows are directed toward the purchase of long-term debt securities. The Company's investment practice has been to invest in debt securities that are investment grade, meet quality and yield objectives, and provide adequate liquidity for obligations to policyholders. Particular attention is paid to avoiding concentration in any one industry classification or in large singular credit exposures. Debt securities with intermediate maturities are targeted by the Company as they more closely match the intermediate nature of the Company's policy liabilities and provide an appropriate strategy for managing cash flows. Long-term debt securities purchased to fund National Western insurance company operations are summarized below.

	Three Months Ended March 31,	Year Ended December 31,
	2021	2020
	($ In thousands)

Cost of acquisitions	$417,627	$727,947
Average credit quality	BBB+	BBB+
Effective annual yield	2.90%	3.33%
Spread to treasuries	1.26%	2.1%
Effective duration	9.9 years	12.2 years

Over the past several years, the Company has been purchasing a greater proportion of longer maturity debt securities to match the increased duration of its growing life insurance policy liabilities. Purchases in prior periods were concentrated in effective durations between eight and nine years.

In addition to diversification, an important aspect of the Company's investment approach is managing the credit quality of its investment in debt securities. Thorough credit analysis is performed on potential corporate investments including examination of a company's credit and industry outlook, financial ratios and trends, and event risks. This emphasis is reflected in the high average credit rating of the Company's debt securities portfolio with 97.7%, as of March 31, 2021, held in investment grade securities. In the table below, investments in available-for-sale debt securities are classified according to credit ratings by nationally recognized statistical rating organizations.

	March 31, 2021		December 31, 2020
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

AAA	$107,706	1.1	$116,147	1.1
AA	1,689,104	16.9	1,818,879	16.9
A	3,044,172	30.4	3,188,008	29.6
BBB	4,942,724	49.3	5,344,412	49.6
BB and other below investment grade	230,645	2.3	303,477	2.8

Totals	$10,014,351	100.0	$10,770,923	100.0

Although the Company's investment guidelines, as well as state insurance law, allow for the purchase of below investment grade securities, it has been the Company's practice to only purchase debt securities which are investment grade at the time of acquisition. The investments held in available-for-sale debt securities below investment grade are the result of subsequent downgrades of the securities. These holdings are further summarized below.

	Available-for-Sale Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	% of Invested Assets
	(In thousands, except percentages)

March 31, 2021	$228,352	230,645	230,645	2.0%

December 31, 2020	$300,417	303,477	303,477	2.7%

The Company's percentage of below investment grade securities as of March 31, 2021 compared with the percentage at December 31, 2020 decreased mostly due to the disposal of several below investment grade securities in the first quarter of 2021. The Company's holdings of below investment grade securities are relatively small and as a percentage of total invested assets remain low compared to industry averages.

Holdings in below investment grade securities as of March 31, 2021 are summarized below by category, including their comparable fair value as of December 31, 2020. The Company continually monitors developments in these industries for issues that may affect security valuation.

	Available-for-Sale Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	Fair Value
Industry Category	March 31, 2021	March 31, 2021	March 31, 2021	December 31, 2020
	(In thousands)

Retail	$11,466	11,773	11,773	11,460
Asset-backed securities	4,822	5,029	5,029	5,022
Residential mortgage-backed	620	460	460	473
Oil & gas	105,673	103,978	103,978	104,072
Manufacturing	69,264	71,655	71,655	71,770
Utilities	15,982	17,072	17,072	17,526
Other	20,525	20,678	20,678	20,473

Total before Allowance for credit losses	228,352	230,645	230,645	230,796

Allowance for credit losses	—	—	—	—

Totals	$228,352	230,645	230,645	230,796

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

Three Months Ended March 31,
2020
(In thousands)

Debt Securities Allowance for Credit Losses:
Balance, beginning of the period	$—
Provision at January 1, 2020 for adoption of new accounting guidance	3,334
(Releases)/provision during the period	2,705

Balance, end of period	$6,039

As described previously, at December 31, 2020, the Company was required to reclassify all of its held-to-maturity debt securities to the available-for-sale category eliminating the need for an allowance in the current period.

The Company's holdings in available-for-sale provide flexibility (a) to react to market opportunities and conditions and (b) to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.

	March 31, 2021
	Fair Value	Amortized Cost	Allowance for Credit Losses	Unrealized Gains (Losses)
	(In thousands)

Debt securities available-for-sale	$10,014,351	9,447,267	—	567,084
Debt securities trading	654,333	668,285	—	(13,952)

Totals	$10,668,684	10,115,552	—	553,132

Under terms of the funds withheld reinsurance agreement, effective December 31, 2020, the Company, on behalf of the reinsurer, transferred debt securities approximating $1.7 billion to a funds withheld account. Due to the nature of the reinsurance transaction, these debt securities remained as invested assets on the Company's financial statements and were included in the available-for-sale category. In accordance with the terms of the agreement, the reinsurer, or their appointed sub-advisor, was granted investment management authority with respect to these securities following agreed upon investment guidelines defined in the reinsurance agreement. During the quarter ended March 31, 2021, the reinsurer actively engaged in selling debt securities in the funds withheld account and purchasing other debt securities. The debt securities acquired by the reinsurer remain as invested assets on the Company's financial statements and have been classified as trading debt securities. The designation as trading debt securities allows the market value fluctuation of these securities to be recorded directly in the Condensed Consolidated Statements of Earnings (Loss). This results in offsetting the embedded derivative liability change due to market value fluctuations which is also recorded directly in the Condensed Consolidated Statements of Earnings (Loss).

At March 31, 2021, the Company's trading debt securities portfolio consisted of the following classes of securities:

	March 31, 2021		December 31, 2020
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Corporate	$307,522	47.0	$—	—
Residential mortgage-backed securities	53,433	8.2	—	—
State and political subdivisions	8,511	1.3	—	—
Asset-backed securities	223,415	34.1	—	—
Commercial mortgage-backed	61,452	9.4	—	—

Totals	$654,333	100.0	$—	—

In the table below, investments in trading debt securities are classified according to credit ratings by nationally recognized statistical rating organizations.

	March 31, 2021		December 31, 2020
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

AAA	$—	—	$—	—
AA	34,002	5.2	—	—
A	203,961	31.2	—	—
BBB	372,555	56.9	—	—
BB and other below investment grade	43,815	6.7	—	—

Totals	$654,333	100.0	$—	—

The investments in the trading debt securities below investment grade are summarized below.

	Below Investment Grade Trading Debt Securities
	Amortized Cost	Carrying Value	Fair Value	% of Invested Assets
	(In thousands, except percentages)

March 31, 2021	$44,483	43,815	43,815	0.4%
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

The Company targets a minimum specified yield on mortgage loan investments determined by reference to currently available debt security instrument yields plus a desired amount of incremental basis points. During the past several years, the low interest rate environment, along with a competitive marketplace, resulted in fewer loan opportunities being available that met the Company's required rate of return. During the first half of 2020, mortgage loan originations were further impeded by the COVID-19 pandemic and its effects upon the commercial real estate market. Mortgage loans originated by the Company totaled $49.5 million for the quarter ended March 31, 2021 and $80.2 million for the year ended December 31, 2020.

Loans in foreclosure, loans considered impaired, or loans past due 90 days or more are placed on a non-accrual status. If a mortgage loan is determined to be on non-accrual status, the mortgage loan does not accrue any revenue in the Condensed Consolidated Statements of Earnings (Loss). The loan is independently monitored and evaluated as to potential impairment or foreclosure. If delinquent payments are made and the loan is brought current, then the Company returns the loan to active status and accrues income accordingly. The Company currently has no loans past due 90 days. As a result of the economic climate change induced by the COVID-19 virus, various mortgage loan borrowers of the Company requested a temporary forbearance of principal payments on loans in the range of three to nine months. During the year ended December 31, 2020 there were eight loans representing an aggregate principal balance of $29.2 million with borrowers meeting specified criteria of the Company that forbearance terms were agreed to. As of March 31, 2021 all forbearance loans have returned to the terms of the original loan agreements.

The Company held net investments in mortgage loans, after allowances for possible losses, totaling $377.5 million and $332.5 million at March 31, 2021 and December 31, 2020, respectively. The diversification of the portfolio by geographic region and by property type was as follows:

	March 31, 2021		December 31, 2020
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Geographic Region:
West South Central	$233,278	61.3	$201,501	60.1
South Atlantic	52,976	13.9	51,857	15.5
East North Central	16,341	4.3	16,478	4.9
West North Central	12,390	3.3	12,423	3.7
East South Central	27,456	7.2	27,590	8.2
Pacific	6,173	1.6	6,228	1.9
Middle Atlantic	15,043	4.0	1,975	0.6
Mountain	16,871	4.4	16,955	5.1
Gross balance	380,528	100.0	335,007	100.0

Allowance for credit losses	(3,033)	(0.8)	(2,486)	(0.7)

Totals	$377,495	99.2	$332,521	99.3

	March 31, 2021		December 31, 2020
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Property Type:
Retail	$133,060	35.0	$92,173	27.5
Office	111,119	29.1	111,735	33.3
Storage facility	53,505	14.1	53,591	16.0
Apartments	29,613	7.8	29,743	8.9
Industrial	34,751	9.1	29,131	8.7
Hotel	8,262	2.2	8,372	2.5
Land/Lots	4,685	1.2	4,680	1.4
All other	5,533	1.5	5,582	1.7
Gross balance	380,528	100.0	335,007	100.0

Allowance for credit losses	(3,033)	(0.8)	(2,486)	(0.7)

Totals	$377,495	99.2	$332,521	99.3

As noted previously, the Company adopted new accounting guidance for credit loss recognition criteria for certain financial assets, including mortgage loans. For mortgage loan investments the Company employed the Weighted Average Remaining Maturity ("WARM") method in estimating current expected losses with respect to mortgage loan investments as of January 1, 2020 and each succeeding calendar quarter-end. The WARM method applies publicly available data of default incidence of commercial real estate properties by several defined segmentations combined with future assumptions regarding economic conditions (i.e. GDP forecasts) both in the near term and the long term. Under this accounting guidance, at January 1, 2020, a balance of $1.2 million was recorded which incorporated the previous year-end balance under the prior accounting method. The adjustment resulted in a charge to retained earnings as a change in accounting, net of tax, of $0.4 million. Subsequent changes in the allowance for current expected credit losses are reported in net investment income in the Consolidated Statements of Earnings.

	March 31, 2021	December 31, 2020

Mortgage Loans Allowance for Credit Losses:
Balance, beginning of the period	$2,486	675
Provision January 1, 2020 for adoption of new accounting guidance	—	504
Provision during the period	547	1,307
Releases	—	—

Balance, end of period	$3,033	2,486

The Company's direct investments in real estate are not a significant portion of its total investment portfolio and consist primarily of income-producing properties which are being operated by a wholly owned subsidiary of National Western. The Company's real estate investments totaled approximately $33.6 million and $33.8 million at March 31, 2021 and December 31, 2020, respectively.

The Company recognized operating income of approximately $0.7 million and $0.7 million on real estate properties in the first three months of 2021 and 2020, respectively. The Company monitors the conditions and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition.

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

The correlation between fair values and interest rates for available-for-sale debt securities is reflected in the tables below.

	March 31, 2021	December 31, 2020
	(In thousands except percentages)

Debt securities - fair value	$10,014,351	10,770,923
Debt securities - amortized cost	$9,447,267	9,874,543
Fair value as a percentage of amortized cost	106.00%	109.08%
Net unrealized gain (loss) balance	$567,084	896,380
Ten-year U.S. Treasury bond – (decrease) increase in yield for the period	0.82%	(1.00)%

The Company's unrealized gain (loss) balance for debt securities held at March 31, 2021 and December 31, 2020 is shown in the following table. The change in unrealized balance pertaining to debt securities available-for-sale is recorded in Other comprehensive income in the Condensed Consolidated Statements of Comprehensive Income (Loss) while the change in unrealized balance pertaining to debt securities trading is recorded in net investment income in the Condensed Consolidated Statements of Earnings (Loss).

	Net Unrealized Gain (Loss) Balance
	At March 31, 2021	At December 31, 2020	Year-to-date Change in Unrealized Balance
	(In thousands)

Debt securities available-for-sale	$567,084	896,380	(329,296)
Debt securities trading	(13,952)	—	(13,952)

Totals	$553,132	896,380	(343,248)

.

Changes in interest rates can have a sizable effect on the fair values of the Company's debt securities. The market interest rate of the ten-year U.S. Treasury bond increased 82 basis points from 0.92% at year-end 2020 to 1.74% by the end of the first three months of 2021. Therefore the decrease in the unrealized gain balance position is an expected portfolio value movement.

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

The Company performed detailed sensitivity analysis as of December 31, 2020, for its interest rate-sensitive assets and liabilities. The changes in market values of the Company's debt securities in the first three months of 2021 were reasonable given the expected range of results of this analysis.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity requirements are met primarily by funds provided from operations. Premium deposits and annuity considerations, investment income, and investment maturities and prepayments are the primary sources of funds while investment purchases, policy benefits in the form of claims, and payments to policyholders and contract holders in connection with surrenders and withdrawals as well as operating expenses are the primary uses of funds. To ensure the Company will be able to pay future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed income securities. Funds are invested with the intent that the income from investments, plus proceeds from maturities, will meet the ongoing cash flow needs of the Company. The approach of matching asset and liability durations and yields requires an appropriate mix of investments. Although the Company historically has not been put in the position of having to liquidate invested assets to provide cash flow, its investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs. National Western maintains a line of credit facility of $75 million which it may access for short-term cash needs. There were no borrowings under the line of credit during the three months ended March 31, 2021 and 2020.

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

The actual amounts paid by product line in connection with surrenders and withdrawals, before reinsurance, for the three months ended March 31, 2021 and 2020, are noted in the table below.

	Three Months Ended March 31,
	2021	2020
	(In thousands)

Product Line:
Traditional Life	$4,041	4,633
Universal Life	19,349	28,597
Annuities	161,586	175,963

Total	$184,976	209,193

The above contractual withdrawals, as well as the level of surrenders experienced, and the associated cash outflows did not have an adverse impact on overall liquidity. Individual life insurance policies are typically less susceptible to withdrawal than annuity reserves and deposit liabilities because policyholders may need to undergo a new underwriting process in order to obtain a new insurance policy elsewhere. Annuity dollar outflows are generally more sensitive to economic conditions, interest rate levels, and the level of surrender charges assessed upon withdrawal or termination. Cash flow projections and tests under various market interest rate scenarios and assumptions are performed to assist in evaluating liquidity needs and adequacy. With the economic decline precipitated by the COVID-19 pandemic, Company management conducted additional liquidity scenario testing during 2020 using more severe assumptions and concluded that liquid assets were more than adequate under these scenarios. Accordingly, the Company currently expects available liquidity sources and future cash flows to be more than adequate to meet the demand for funds.

Cash flows from the Company's insurance operations have historically been sufficient to meet current needs. Cash flows from operating activities were $55.9 million and $105.7 million for the three months ended March 31, 2021 and 2020, respectively. The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $386.1 million and $281.3 million for the three months ended March 31, 2021 and 2020, respectively. Operating and investing activity cash flow items could be reduced if interest rates rise at an accelerated rate in the future. Net cash inflows/(outflows) from the Company's universal life and investment annuity deposit product operations totaled $(68.5) million and $(144.7) million during the three months ended March 31, 2021 and 2020, respectively. The lower net outflow in the first quarter of 2021 reflects a higher level of annuity sales.

Capital Resources

The Company relies on stockholders' equity for its capital resources as there is no long-term debt outstanding and the Company does not anticipate the need for any long-term debt in the near future. As of March 31, 2021, the Company maintained normal commitments for its operating and investment activities. As previously repoted, National Western became a member of the Federal Home Loan Bank of Dallas (FHLB) during the first quarter of 2020 through an initial minimum required stock investment of $4.3 million. Through this membership, National Western is able to create a specified borrowing capacity based upon the amount of collateral it establishes.

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

As the largest subsidiary of NWLGI, National Western serves as the primary funding source for NWLGI. The capacity of National Western to pay dividends to NWLGI is limited by law in the state of Colorado to earned profits (statutory unassigned surplus). At December 31, 2020, the maximum amount legally available for distribution without further regulatory approval is $10.0 million. National Western has not paid a dividend since the year ended December 31, 2019.

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

Insurance reserves are the means by which life insurance companies determine the liabilities that must be established to assure that future policy benefits are provided for and can be paid. These reserves are required by law and based upon standard actuarial methodologies to ensure fulfillment of commitments guaranteed to policyholders and their beneficiaries, even though the obligations may not be due for many years. Refer to Note 1 in the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of reserving methods.

The table below summarizes future estimated cash payments under existing contractual obligations.

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)

Loan commitments	$—	—	—	—	—
Commitments for capital calls to investment funds (3)	210,146	60,082	120,164	—	29,900
Lease obligations	743	419	324	—	—
Claims payable (1)	88,394	88,394	—	—	—
Other long-term reserve liabilities reflected on the balance sheet (2)	12,848,201	1,033,566	1,905,215	1,700,498	8,208,922

Total	$13,147,484	1,182,461	2,025,703	1,700,498	8,238,822

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

(3) Amounts reflect commitments to alternative investment funds which have not been called by the fund managers as of the current balance sheet date.

The Company, through its wholly owned subsidiary Braker P III, LLC ("BP III"), owns a commercial office building for which it has entered into lease agreements with various tenants for space not occupied by the Company. Total revenues recorded pertaining to these leases for the three-month periods ended March 31, 2021 and 2020 amounted to $1.3 million and $1.2 million, respectively. Under their respective terms these leases expire at various dates from 2023 through 2026.

The table below summarizes future estimated cash receipts under all existing lease agreements, including those in addition to the BP III lease agreements discussed above.

	Estimated Cash Receipts by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)

Real estate revenue	$42,632	6,384	12,093	9,984	14,171

CHANGES IN ACCOUNTING PRINCIPLES AND CRITICAL ACCOUNTING POLICIES

Changes in Accounting Principles

Effective January 1, 2020 the Company implemented ASU 2016-13, Financial Instruments - Credit Losses. This standard replaced the previous incurred loss recognition model with an expected loss recognition model for certain financial assets. Adoption of the standard resulted in an incremental allowance for credit losses as of January 1, 2020 of $3.8 million, and a charge to retained earnings, net of tax, of $3.0 million as a change in accounting as of that date. There were no other changes in accounting principles during the periods reported in this Form 10-Q.

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

Risk-Based Capital Requirements

The NAIC established risk-based capital ("RBC") requirements to help state regulators monitor the financial strength and stability of life insurers by identifying those companies that may be inadequately capitalized. Under the NAIC's requirements, each insurer must maintain its total capital above a calculated threshold or take corrective measures to achieve the threshold. The threshold of adequate capital is based on a formula that takes into account the amount of risk each company faces on its products and investments. The RBC formula takes into consideration four major areas of risk which are: (i) asset risk which primarily focuses on the quality of investments; (ii) insurance risk which encompasses mortality and morbidity risk; (iii) interest rate risk which involves asset/liability matching issues; and (iv) other business risks. National Western and Ozark National's current statutory capital and surplus are each significantly in excess of the current threshold RBC requirements.

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

There were no changes in the Company's internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(e) under the Exchange Act, during the quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting. With respect to the ongoing COVID-19 pandemic crisis, while the Company has adopted working remote for a sizable portion of its home office employees, existing internal controls over financial reporting have been maintained and augmented where necessary given the unique situation presented in this environment.

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

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 8(A) "Legal Proceedings" of the accompanying Condensed Consolidated Financial Statements included in this Form 10-Q.

ITEM 1A. RISK FACTORS

The risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 included a discussion of the potential ramifications of natural or man-made disasters and catastrophes including pandemic disease. Although the majority of our home office staff have been redeployed to remote work sites following social distancing protocols during the COVID-19 pandemic, our companies and businesses have retained normal operations and business hours throughout accepting applications for insurance, issuing policies, investing and managing assets, paying policy benefits and expenses, maintaining information technology operations, and adhering to a sound system of internal controls over financial reporting. Since operations have not been interrupted or suspended, the Company did not activate the business continuity plans that it has in place. The exposure to adverse mortality experience has been evaluated and deemed to not significantly impact the Company's financial position. The exposure to financial service companies has principally manifested in degradations in asset values, management of adequate liquidity and capital resources, and successfully maintaining competitiveness and product profitability in an exceptionally low interest rate environment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective August 22, 2008, National Western adopted and implemented a limited stock buy-back program associated with the 2008 Incentive Plan which provides Option Holders the additional alternative of selling shares acquired through the exercise of stock options directly back to the Company. This plan was assumed by NWLGI from National Western in 2015 pursuant to the terms of the holding company reorganization implemented at that time. The program provides Option Holders with the ability to elect to sell such acquired shares back to the Company at any time within ninety (90) days after the exercise of stock options at the prevailing market price as of the date of notice of election. As of March 31, 2021, there are no stock options outstanding under the plan.

Purchased shares are reported in the Company's Condensed Consolidated Financial Statements as authorized and unissued. At December 31, 2020 and March 31, 2021 there were no stock options vested or unvested and outstanding under these plans.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May yet Be Purchased Under the Plans or Programs

January 1, 2021 through January 31, 2021	—	$—	N/A	N/A
February 1, 2021 through February 28, 2021	—	$—	N/A	N/A
March 1, 2021 through March 31, 2021	—	$—	N/A	N/A

Total	—	$—	N/A	N/A

ITEM 4.  Removed and Reserved.

ITEM 6.  EXHIBITS

(a) Exhibits

Exhibit 31(a)	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	-	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL WESTERN LIFE GROUP, INC.
(Registrant)

Date:	May 10, 2021	/S/ Ross R. Moody
Ross R. Moody
Chairman of the Board, President and
Chief Executive Officer
(Authorized Officer)

Date:	May 10, 2021	/S/ Brian M. Pribyl
Brian M. Pribyl
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)
(Principal Accounting Officer)