Form 10-Q
period 2021-06-30
National Western Life Group, Inc.
filed 2021-08-06
CIK 1635984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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
Large Accelerated filer  ☐  Accelerated filer  ☒    Non-accelerated filer (Do not check if a smaller reporting company)  ☐  Smaller reporting company ☐  Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of August 5, 2021, the number of shares of Registrant's common stock outstanding was: Class A – 3,436,020 and  Class B - 200,000.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
ASSETS	June 30, 2021	December 31, 2020

Investments:
Debt securities available-for-sale, at fair value (cost: $8,973,860 and $9,874,543)	$9,617,027	10,770,923
Debt securities trading, at fair value (cost: $1,056,183 and $0)	1,066,454	—
Mortgage loans, net of allowance for credit losses ($3,238 and $2,486), ($2,729 and $0 at fair value)	394,112	332,521
Policy loans	71,640	74,083
Derivatives, index options	114,840	132,821
Equity securities, at fair value (cost: $12,079 and $12,069)	21,132	17,744
Other long-term investments	126,604	104,113

Total investments	11,411,809	11,432,205

Cash and cash equivalents	395,833	581,059
Deferred policy acquisition costs	470,382	382,080
Deferred sales inducements	64,189	43,845
Value of business acquired	158,167	162,968
Cost of reinsurance	95,709	102,840
Accrued investment income	87,856	88,323
Federal income tax receivable	—	10,408
Amounts recoverable from reinsurer	1,629,857	1,709,232
Other assets	156,337	135,310

Total assets	$14,470,139	14,648,270

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY	June 30, 2021	December 31, 2020

LIABILITIES:

Future policy benefits:
Universal life and annuity contracts	$9,029,419	9,035,316
Traditional life reserves	899,855	898,103
Other policyholder liabilities	134,417	138,480
Funds withheld liability	1,594,020	1,697,591
Deferred Federal income tax liability	114,736	145,126
Federal income tax payable	6,030	—
Other liabilities	151,818	193,904

Total liabilities	11,930,295	12,108,520

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:

Common stock:
Class A - $0.01 par value; 7,500,000 shares authorized; 3,436,020 issued and outstanding in 2021 and 2020	34	34
Class B - $0.01 par value; 200,000 shares authorized, issued, and outstanding in 2021 and 2020	2	2
Additional paid-in capital	41,716	41,716
Accumulated other comprehensive income	283,487	395,421
Retained earnings	2,214,605	2,102,577

Total stockholders’ equity	2,539,844	2,539,750

Total liabilities and stockholders' equity	$14,470,139	14,648,270

Note:  The Condensed Consolidated Balance Sheet at December 31, 2020 has been derived from the audited Consolidated Financial Statements as of that date.

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended June 30, 2021 and 2020
(Unaudited)
(In thousands, except per share amounts)

	2021	2020

Premiums and other revenues:
Universal life and annuity contract charges	$34,060	36,869
Traditional life premiums	22,112	22,741
Net investment income	156,544	145,694
Other revenues	6,034	7,586
Net realized investment gains:
Total other-than-temporary impairment (“OTTI”) gains	—	2
Portion of OTTI (gains) recognized in other comprehensive income	—	(2)
Net OTTI recognized in earnings	—	—
Other net investment gains	3,415	3,125
Total net realized investment gains	3,415	3,125
Total revenues	222,165	216,015

Benefits and expenses:
Life and other policy benefits	35,904	33,431
Amortization of deferred transaction costs	25,123	31,100
Universal life and annuity contract interest	69,973	61,772
Other operating expenses	28,468	29,154

Total benefits and expenses	159,468	155,457

Earnings before Federal income taxes	62,697	60,558

Federal income taxes	12,798	12,145

Net earnings	$49,899	48,413

Basic earnings per share:
Class A	$14.11	$13.69
Class B	$7.06	$6.85

Diluted earnings per share:
Class A	$14.11	$13.69
Class B	$7.06	$6.85

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Six Months Ended June 30, 2021 and 2020
(Unaudited)
(In thousands, except per share amounts)

	2021	2020

Premiums and other revenues:
Universal life and annuity contract charges	$68,949	72,175
Traditional life premiums	44,696	46,263
Net investment income	322,619	132,215
Other revenues	11,448	11,240
Net realized investment gains:
Total other-than-temporary impairment (“OTTI”) gains	—	4
Portion of OTTI (gains) recognized in other comprehensive income	—	(4)
Net OTTI recognized in earnings	—	—
Other net investment gains	4,831	6,610
Total net realized investment gains	4,831	6,610

Total revenues	452,543	268,503

Benefits and expenses:
Life and other policy benefits	73,793	67,065
Amortization of deferred transaction costs	55,112	61,137
Universal life and annuity contract interest	122,818	33,746
Other operating expenses	59,803	48,976

Total benefits and expenses	311,526	210,924

Earnings before Federal income taxes	141,017	57,579

Federal income taxes	28,989	11,228

Net earnings	$112,028	46,351

Basic earnings per share:
Class A	$31.68	$13.11
Class B	$15.84	$6.55

Diluted earnings per share:
Class A	$31.68	$13.11
Class B	$15.84	$6.55

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2021 and 2020
(Unaudited)
(In thousands)

	2021	2020

Net earnings	$49,899	48,413

Other comprehensive income, net of effects of deferred costs and taxes:
Unrealized gains (losses) on securities:
Net unrealized holding gains (losses) arising during period	41,396	107,365
Net unrealized liquidity gains (losses)	—	—
Reclassification adjustment for net amounts included in net earnings	(3,810)	(1,367)

Net unrealized gains on securities	37,586	105,998

Foreign currency translation adjustments	(71)	(92)

Benefit plans:
Amortization of net prior service cost and net gain (loss)	1,935	(2,067)

Other comprehensive income	39,450	103,839

Comprehensive income	$89,349	152,252

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2021 and 2020
(Unaudited)
(In thousands)

	2021	2020

Net earnings	$112,028	46,351

Other comprehensive income, net of effects of deferred costs and taxes:
Unrealized gains (losses) on securities:
Net unrealized holding gains (losses) arising during period	(110,799)	29,212
Net unrealized liquidity gains (losses)	—	1
Reclassification adjustment for net amounts included in net earnings	(4,929)	(1,968)

Net unrealized gains (losses) on securities	(115,728)	27,245

Foreign currency translation adjustments	(76)	(131)

Benefit plans:
Amortization of net prior service cost and net gain (loss)	3,870	(4,133)

Other comprehensive income (loss)	(111,934)	22,981

Comprehensive income	$94	69,332

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended June 30, 2021 and 2020
(Unaudited)
(In thousands)

	2021	2020

Common stock:
Balance at beginning of period	$36	36

Balance at end of period	36	36

Additional paid-in capital:
Balance at beginning of period	41,716	41,716

Balance at end of period	41,716	41,716

Accumulated other comprehensive income:
Unrealized gains (losses) on non-impaired securities:
Balance at beginning of period	265,427	(8,089)
Change in unrealized gains (losses) during period, net of tax	37,586	105,998

Balance at end of period	303,013	97,909

Unrealized losses on impaired held-to-maturity securities:
Balance at beginning of period	—	(3)
Amortization	—	1
Change in shadow deferred policy acquisition costs	—	(1)

Balance at end of period	—	(3)

Unrealized losses on impaired available-for-sale securities:
Balance at beginning of period	—	(2)

Balance at end of period	$—	(2)

	Continued on Next Page

NATIONAL WESTERN LIFE GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued) For the Three Months Ended June 30, 2021 and 2020 (Unaudited) (In thousands)

	2021	2020

Foreign currency translation adjustments:
Balance at beginning of period	5,111	5,062
Change in translation adjustments during period	(71)	(92)

Balance at end of period	5,040	4,970

Benefit plan liability adjustment:
Balance at beginning of period	(26,501)	(17,718)
Amortization of net prior service cost and net gain (loss), net of tax	1,935	(2,067)

Balance at end of period	(24,566)	(19,785)

Accumulated other comprehensive income at end of period	283,487	83,089

Retained earnings:
Balance at beginning of period	2,164,706	2,009,476
Net earnings	49,899	48,413

Balance at end of period	2,214,605	2,057,889

Total stockholders' equity	$2,539,844	2,182,730

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2021 and 2020
(Unaudited)
(In thousands)

	2021	2020

Common stock:
Balance at beginning of period	$36	36

Balance at end of period	36	36

Additional paid-in capital:
Balance at beginning of period	41,716	41,716

Balance at end of period	41,716	41,716

Accumulated other comprehensive income:
Unrealized gains (losses) on non-impaired securities:
Balance at beginning of period	418,741	70,665
Change in unrealized gains (losses) during period, net of tax	(115,728)	27,244

Balance at end of period	303,013	97,909

Unrealized losses on impaired held to maturity securities:
Balance at beginning of period	—	(4)
Amortization	—	3
Change in shadow deferred policy acquisition costs	—	(2)

Balance at end of period	—	(3)

Unrealized losses on impaired available for sale securities:
Balance at beginning of period	—	(2)

Balance at end of period	—	(2)

	Continued on Next Page

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued) For the Six Months Ended June 30, 2021 and 2020 (Unaudited) (In thousands)

	2021	2020

Foreign currency translation adjustments:
Balance at beginning of period	5,116	5,101
Change in translation adjustments during period	(76)	(131)

Balance at end of period	5,040	4,970

Benefit plan liability adjustment:
Balance at beginning of period	(28,436)	(15,652)
Amortization of net prior service cost and net loss, net of tax	3,870	(4,133)

Balance at end of period	(24,566)	(19,785)

Accumulated other comprehensive income at end of period	283,487	83,089

Retained earnings:
Balance at beginning of period	2,102,577	2,014,570
Cumulative effect of change in accounting principle, net of tax (Note 2)	—	(3,032)
Net earnings	112,028	46,351

Balance at end of period	2,214,605	2,057,889

Total stockholders' equity	$2,539,844	2,182,730

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2021 and 2020
(Unaudited)
(In thousands)

	2021	2020

Cash flows from operating activities:
Net earnings	$112,028	46,351
Adjustments to reconcile net earnings to net cash from operating activities:
Universal life and annuity contract interest	122,818	33,746
Surrender charges and other policy revenues	(13,301)	(15,027)
Realized (gains) losses on investments	(4,831)	(6,610)
Accretion/amortization of discounts and premiums, investments	945	1,237
Depreciation and amortization	6,631	5,992
Increase (decrease) in estimated credit losses on investments	752	2,654
(Increase) decrease in value of debt securities trading	(10,271)	—
(Increase) decrease in value of equity securities	(3,698)	3,990
(Increase) decrease in value of derivative options	(68,190)	66,385
(Increase) decrease in deferred policy acquisition and sales inducement costs, and value of business acquired	2,876	36,144
(Increase) decrease in accrued investment income	467	2,230
(Increase) decrease in reinsurance recoverable	79,375	11,016
(Increase) decrease in cost of reinsurance	7,131	—
(Increase) decrease in other assets	(2,485)	(3,113)
Increase (decrease) in liabilities for future policy benefits	(95,970)	10,463
Increase (decrease) in other policyholder liabilities	(4,063)	8,263
Increase (decrease) in Federal income tax liability	16,438	(2,290)
Increase (decrease) in deferred Federal income tax	(635)	13,357
Increase (decrease) in funds withheld liability	(103,571)	—
Increase (decrease) in other liabilities	(36,690)	(6,209)

Net cash provided by operating activities	5,756	208,579

Cash flows from investing activities:
Proceeds from sales of:
Debt securities available-for-sale	1,099,043	—
Other investments	10,853	2,312
Proceeds from maturities, redemptions, and prepayments of:
Debt securities held-to-maturity	—	375,315
Debt securities available-for-sale	782,008	156,929
Debt securities trading	8,102	—
Other investments	9,685	7,421
Derivatives, index options	108,397	67,729
Purchases of:
Debt securities held-to-maturity	—	(169,704)
Debt securities available-for-sale	(928,573)	(109,893)

	Continued on Next Page

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) For the Six Months Ended June 30, 2021 and 2020 (Unaudited) (In thousands)

	2021	2020

Debt securities trading	(1,064,566)	—
Equity securities	(10,543)	(623)
Derivatives, index options	(22,483)	(39,676)
Other investments	(30,908)	(12,546)
Property, equipment, and other productive assets	(4,823)	(275)
Principal payments on mortgage loans	8,053	3,971
Cost of mortgage loans acquired	(70,308)	(10,359)
Decrease (increase) in policy loans	2,443	3,197
Other (increases) decreases to funds withheld	(69,377)	—

Net cash provided by (used in) investing activities	(172,997)	273,798

Cash flows from financing activities:
Deposits to account balances for universal life and annuity contracts	329,742	223,630
Return of account balances on universal life and annuity contracts	(347,434)	(508,663)
Principal payments under finance lease obligation	(197)	—

Net cash provided by (used in) financing activities	(17,889)	(285,033)

Effect of foreign exchange	(96)	(166)

Net increase (decrease) in cash, cash equivalents, and restricted cash	(185,226)	197,178
Cash, cash equivalents, and restricted cash at beginning of period	581,059	253,525

Cash, cash equivalents and restricted cash at end of period	$395,833	450,703

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid (received) during the period for:
Interest	$19	38
Income taxes	$13,085	2

Noncash operating activities:
Net deferral and amortization of sales inducements	$3,659	(6,651)

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position and results of operations of National Western Life Group, Inc. ("NWLGI") and its wholly owned subsidiaries (collectively, the “Company”), on a basis consistent with the prior audited consolidated financial statements, as of June 30, 2021, and for the three and six months ended June 30, 2021 and June 30, 2020. Such adjustments are of a normal recurring nature. Certain reclasses of prior year balances have been made for comparison. In addition, certain segment information disclosed in Note 6 has been revised. The results of operations for the six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year. It is recommended that these Condensed Consolidated Financial Statements be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 which is accessible free of charge through the Company's internet site at www.nwlgi.com or the Securities and Exchange Commission internet site at www.sec.gov. The Condensed Consolidated Balance Sheet at December 31, 2020 has been derived from the audited consolidated financial statements as of that date.

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

As a result of executing a funds withheld coinsurance agreement at December 31, 2020, the Company implemented accounting policies related to trading debt securities and the embedded derivative on reinsurance in its financial statements. Trading securities represent debt securities that are included in the fund assets withheld as part of the funds withheld coinsurance agreements to support the policyholder liability obligations ceded to the reinsurer. Trading debt securities are reported in the accompanying Condensed Consolidated Financial Statements at their fair values with changes in their fair values reflected as a component of Net investment income in the Condensed Consolidated Statements of Earnings. Since these trading debt securities pertain to investment activities related to coinsurance agreements rather than as an income strategy based on active trading, they are classified as investing activities in the Condensed Consolidated Statements of Cash Flows. Under the terms of the coinsurance funds withheld agreement, while the assets are withheld, the associated interest and credit risk of these assets are transferred to the reinsurer creating an embedded derivative on reinsurance in the funds withheld liability. Accordingly, the Company is required to bifurcate the embedded derivative from the host contract in accordance with ASC 815-15. The bifurcated embedded derivative on reinsurance is computed as the fair value unrealized gain (loss) on the underlying funds withheld assets. This amount is included as a component of the funds withheld liability balance reported on the Condensed Consolidated Balance Sheets, with changes in the embedded derivative on reinsurance reported in Net investment income (loss) in the Condensed Consolidated Statements of Earnings. The embedded derivative on reinsurance is classified as a Level 2 financial instrument in the fair value hierarchy because its valuation input is the fair value market adjustments on the underlying Level 2 debt securities. See Note (10) Fair Values of Financial Instruments for further details of fair value disclosures. In the Condensed Consolidated Statements of Cash Flows, changes in the funds withheld liability are reported as operating activities. Realized gains on funds withheld assets are transferred to the reinsurer and reported as investing activities in the Condensed Consolidated Statements of Cash Flows.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below shows the net unrealized gains and losses on available-for-sale securities that were reclassified out of accumulated other comprehensive income for the three and six months ended June 30, 2021 and June 30, 2020.

Affected Line Item in the Statements of Earnings	Amount Reclassified From Accumulated Other Comprehensive Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)

Other net investment gains	$4,823	1,729	6,239	2,491
Earnings before Federal income taxes	4,823	1,729	6,239	2,491
Federal income taxes	1,013	363	1,310	523

Net earnings	$3,810	1,366	4,929	1,968

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

(3) STOCKHOLDERS' EQUITY

Robert L. Moody, Sr., through the Robert L. Moody Revocable Trust, controls 99.0% of the total outstanding shares of the Company's Class B common stock as of June 30, 2021. Holders of the Company's Class A common stock elect one-third of the Board of Directors of the Company, and holders of the Class B common stock elect the remainder. Any cash or in-kind dividends paid on each share of Class B common stock are to be only one-half of the cash or in-kind dividends paid on each share of Class A common stock. In the event of liquidation of the Company, the Class A stockholders will receive the par value of their shares; then the Class B stockholders shall receive the par value of their shares; and the remaining net assets of the Company shall be divided between the stockholders of both Class A and Class B stock based upon the number of shares held.

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
National Western did not declare or pay cash dividends to NWLGI during the six months ended June 30, 2021 and 2020. NWLGI also did not declare or pay cash dividends on its common shares during the six months ended June 30, 2021 and 2020.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended June 30,
	2021		2020
	Class A	Class B	Class A	Class B

	(In thousands except per share amounts)

Numerator for Basic and Diluted Earnings Per Share:
Net earnings	$49,899		48,413
Dividends - Class A shares	—		—
Dividends - Class B shares	—		—

Undistributed earnings	$49,899		48,413

Allocation of net earnings:
Dividends	$—	—	—	—
Allocation of undistributed earnings	48,488	1,411	47,044	1,369

Net earnings	$48,488	1,411	47,044	1,369

Denominator:
Basic earnings per share - weighted-average shares	3,436	200	3,436	200
Effect of dilutive stock options	—	—	—	—

Diluted earnings per share - adjusted weighted-average shares for assumed conversions	3,436	200	3,436	200

Basic earnings per share	$14.11	7.06	13.69	6.85

Diluted earnings per share	$14.11	7.06	13.69	6.85

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30,
	2021		2020
	Class A	Class B	Class A	Class B

	(In thousands except per share amounts)

Numerator for Basic and Diluted Earnings Per Share:
Net earnings	$112,028		46,351
Dividends - Class A shares	—		—
Dividends - Class B shares	—		—

Undistributed earnings	$112,028		46,351

Allocation of net earnings:
Dividends	$—	—	—	—
Allocation of undistributed earnings	108,860	3,168	45,040	1,311

Net earnings	$108,860	3,168	45,040	1,311

Denominator:
Basic earnings per share - weighted-average shares	3,436	200	3,436	200
Effect of dilutive stock options	—	—	—	—

Diluted earnings per share - adjusted weighted-average shares for assumed conversions	3,436	200	3,436	200

Basic earnings per share	$31.68	15.84	13.11	6.55

Diluted earnings per share	$31.68	15.84	13.11	6.55

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(In thousands)

Service cost	$30	27	60	54
Interest cost	131	169	263	337
Expected return on plan assets	(356)	(316)	(712)	(631)
Amortization of net loss	135	145	269	290

Net periodic benefit cost	$(60)	25	(120)	50

The service cost shown above for each period represents plan expenses expected to be paid out of plan assets. Under the clarified rules of the Pension Protection Act, plan expenses paid from plan assets are to be included in the plan's service cost component.

The Company's minimum required contribution for the 2021 plan year is $0.0 million. There was $0.7 million in planned contributions remaining for the 2020 plan year as of June 30, 2021. As of June 30, 2021, the Company has made $0.2 million in contributions to the plan for the 2020 plan year and $0.0 million in contributions to the plan for the 2021 plan year.

The components of net periodic benefit cost including service cost are reported in the line item “Other operating expenses” in the Condensed Consolidated Statements of Earnings.

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

The following table summarizes the components of net periodic benefit costs for the non-qualified defined benefit plans.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(In thousands)

Service cost	$309	303	618	605
Interest cost	260	337	521	675
Amortization of prior service cost	15	15	30	30
Amortization of net loss	1,283	1,445	2,565	2,890

Net periodic benefit cost	$1,867	2,100	3,734	4,200

As the plans are not funded, there is no expected return on plan assets shown in the net periodic benefit cost table above. The Company expects to contribute $2.0 million to these plans in 2021. As of June 30, 2021, the Company has contributed $0.9 million to the plans.

The components of net periodic benefit cost including service cost are reported in the line item “Other operating expenses” in the Condensed Consolidated Statements of Earnings.

Ozark National and NIS have no defined benefit plans.

(B)Postretirement Employment Plans Other Than Pension

National Western sponsors two healthcare plans that were amended in 2004 to provide postretirement benefits to certain fully-vested individuals. The plans are unfunded. The following table summarizes the components of net periodic benefit costs.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(In thousands)

Interest cost	$37	42	74	83
Amortization of net loss	73	39	146	79

Net periodic benefit cost	$110	81	220	162

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
As the plans are not funded, there is no expected return on plan assets shown in the net periodic benefit cost table above. The Company expects to contribute minimal amounts to the plans in 2021. Ozark National and NIS do not offer postemployment benefits.

The components of net periodic benefit cost including service cost are reported in the line item “Other operating expenses” in the Condensed Consolidated Statements of Earnings.

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

A summary of segment information as of June 30, 2021 and December 31, 2020 for the Condensed Consolidated Balance Sheet items and for the three and six months ended June 30, 2021 and June 30, 2020 for the Condensed Consolidated Statements of Earnings is provided below.

Condensed Consolidated Balance Sheet Items:

	June 30, 2021
	Domestic Life Insurance	International Life Insurance	Annuities	ONL & Affiliates	All Others	Totals

	(In thousands)

Deferred transaction costs	$112,847	130,696	377,369	167,535	—	788,447
Total segment assets	1,716,487	1,021,962	9,626,473	1,108,040	381,901	13,854,863
Future policy benefits	1,443,093	783,053	6,929,958	773,170	—	9,929,274
Other policyholder liabilities	17,991	12,695	89,115	14,616	—	134,417
Funds withheld liability	—	—	1,594,020	—	—	1,594,020

	December 31, 2020
	Domestic Life Insurance	International Life Insurance	Annuities	ONL & Affiliates	All Others	Totals

	(In thousands)

Deferred transaction costs	$94,100	124,480	302,397	170,756	—	691,733
Total segment assets	3,242,794	1,034,280	7,976,588	1,117,509	382,149	13,753,320
Future policy benefits	1,337,174	798,952	7,028,860	768,433	—	9,933,419
Other policyholder liabilities	16,378	11,086	94,049	16,967	—	138,480
Funds withheld liability	—	—	1,697,591	—	—	1,697,591

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidated Statements of Earnings:

	Three Months Ended June 30, 2021
	Domestic Life Insurance	International Life Insurance	Annuities	ONL & Affiliates	All Others	Totals

	(In thousands)

Premiums and contract revenues	$12,475	20,656	3,742	19,299	—	56,172
Net investment income	28,247	13,847	100,199	6,780	7,471	156,544
Other revenues	31	44	1,389	3,273	1,297	6,034

Total revenues	40,753	34,547	105,330	29,352	8,768	218,750

Life and other policy benefits	5,007	5,302	9,829	15,766	—	35,904
Amortization of deferred transaction costs	153	6,163	16,378	2,429	—	25,123
Universal life and annuity contract interest	25,466	12,226	32,281	—	—	69,973
Other operating expenses	5,482	4,646	11,864	4,933	1,543	28,468
Federal income taxes	958	1,268	7,115	1,258	1,481	12,080

Total expenses	37,066	29,605	77,467	24,386	3,024	171,548

Segment earnings	$3,687	4,942	27,863	4,966	5,744	47,202

	Six Months Ended June 30, 2021
	Domestic Life Insurance	International Life Insurance	Annuities	ONL & Affiliates	All Others	Totals

	(In thousands)

Premiums and contract revenues	$26,373	40,836	7,672	38,764	—	113,645
Net investment income	52,090	25,963	219,923	13,354	11,289	322,619
Other revenues	52	72	2,763	6,199	2,362	11,448

Total revenues	78,515	66,871	230,358	58,317	13,651	447,712

Life and other policy benefits	11,117	9,677	19,830	33,169	—	73,793
Amortization of deferred transaction costs	5,613	11,555	32,825	5,119	—	55,112
Universal life and annuity contract interest	47,087	23,025	52,706	—	—	122,818
Other operating expenses	12,929	9,420	24,794	9,679	2,981	59,803
Federal income taxes	364	2,711	20,591	2,115	2,193	27,974

Total expenses	77,110	56,388	150,746	50,082	5,174	339,500

Segment earnings	$1,405	10,483	79,612	8,235	8,477	108,212

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended June 30, 2020
	Domestic Life Insurance	International Life Insurance	Annuities	ONL & Affiliates	All Others	Totals

	(In thousands)

Premiums and contract revenues	$12,009	23,061	4,699	19,841	—	59,610
Net investment income	21,475	11,153	97,666	6,549	8,851	145,694
Other revenues	1	(6)	(8)	2,319	5,280	7,586

Total revenues	33,485	34,208	102,357	28,709	14,131	212,890

Life and other policy benefits	4,169	3,684	8,880	16,698	—	33,431
Amortization of deferred transaction costs	3,209	6,844	19,344	1,703	—	31,100
Universal life and annuity contract interest	19,172	9,492	33,108	—	—	61,772
Other operating expenses	5,643	4,517	12,715	4,794	1,485	29,154
Federal income taxes	172	934	6,173	1,918	2,292	11,489

Total expenses	32,365	25,471	80,220	25,113	3,777	166,946

Segment earnings	$1,120	8,737	22,137	3,596	10,354	45,944

	Six Months Ended June 30, 2020
	Domestic Life Insurance	International Life Insurance	Annuities	ONL & Affiliates	All Others	Totals

	(In thousands)

Premiums and contract revenues	$23,237	45,928	9,349	39,924	—	118,438
Net investment income	2,092	2,153	108,297	12,850	6,823	132,215
Other revenues	30	48	(4)	4,741	6,425	11,240

Total revenues	25,359	48,129	117,642	57,515	13,248	261,893

Life and other policy benefits	10,046	7,015	17,069	32,935	—	67,065
Amortization of deferred transaction costs	5,782	12,896	38,365	4,094	—	61,137
Universal life and annuity contract interest	(2,521)	(1,345)	37,612	—	—	33,746
Other operating expenses	9,938	7,613	19,582	8,863	2,980	48,976
Federal income taxes	360	3,738	854	3,140	1,748	9,840

Total expenses	23,605	29,917	113,482	49,032	4,728	220,764

Segment earnings	$1,754	18,212	4,160	8,483	8,520	41,129

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Reconciliations of segment information to the Company's Condensed Consolidated Financial Statements are provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)

Premiums and Other Revenues:
Premiums and contract revenues	$56,172	59,610	113,645	118,438
Net investment income	156,544	145,694	322,619	132,215
Other revenues	6,034	7,586	11,448	11,240
Realized gains on investments	3,415	3,125	4,831	6,610

Total condensed consolidated premiums and other revenues	$222,165	216,015	452,543	268,503

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)

Federal Income Taxes:
Total segment Federal income taxes	$12,080	11,489	27,974	9,840
Taxes on realized gains on investments	718	656	1,015	1,388

Total condensed consolidated Federal income taxes	$12,798	12,145	28,989	11,228

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)

Net Earnings:
Total segment earnings	$47,202	45,944	108,212	41,129
Realized gains on investments, net of taxes	2,697	2,469	3,816	5,222

Total condensed consolidated net earnings	$49,899	48,413	112,028	46,351

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	June 30,	December 31,
	2021	2020

	(In thousands)

Assets:
Total segment assets	$13,854,863	13,753,320
Other unallocated assets	615,276	894,950

Total condensed consolidated assets	$14,470,139	14,648,270

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

No awards were granted to officers and directors during the six months ended June 30, 2021 and 2020.

The Company uses the current fair value method to measure compensation costs for awards granted under the share-based plans. As of June 30, 2021 and December 31, 2020, the liability balance was $8.1 million and $6.2 million, respectively. A summary of awards by type and related activity is detailed below.

Stock Options Outstanding
	Shares Available For Grant	Shares	Weighted- Average Exercise Price

Stock Options:
Balance at January 1, 2021	291,000	—	$—
Exercised	—	—	$—
Forfeited	—	—	$—
Expired	—	—	$—
Stock options granted	—	—	$—

Balance at June 30, 2021	291,000	—	$—

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Liability Awards
	SAR	RSU	PSU

Other Share/Unit Awards:
Balance at January 1, 2021	144,248	16,449	24,282
Exercised	(10,800)	—	(3,863)
Forfeited	(730)	(157)	—
Granted	—	—	—

Balance at June 30, 2021	132,718	16,292	20,419

SARs, RSUs, and PSUs shown as forfeited in the above tables represent vested and unvested awards not exercised by plan participants upon their termination from the Company in accordance with the expiration provisions of the awards.

The total intrinsic value of share-based compensation exercised and paid was $2.0 million and $1.9 million for the six months ended June 30, 2021 and 2020, respectively. The total fair value of SARs, RSUs, and PSUs vested during the six months ended June 30, 2021 and 2020 was $0.0 million and $1.8 million, respectively. No cash amounts were received from the exercise of stock options under the Plans during the periods reported.

The following table summarizes information about SARs outstanding at June 30, 2021. There were no options outstanding as of June 30, 2021.

	SARs Outstanding
	Number Outstanding	Weighted- Average Remaining Contractual Life	Number Exercisable

Exercise prices:
$132.56	8,318	0.5 years	8,318
$210.22	23,450	2.4 years	23,450
$216.48	11,149	4.6 years	11,149
$311.16	9,531	5.6 years	9,531
$310.55	203	5.8 years	203
$334.34	9,018	6.4 years	9,018
$303.77	11,178	7.4 years	7,483
$252.91	19,323	8.4 years	6,509
$192.10	40,548	9.4 years	—

Totals	132,718		75,661

Aggregate intrinsic value (in thousands)	$2,494		$1,184

The aggregate intrinsic value in the table above is based on the closing Class A stock price of $224.39 per share on June 30, 2021.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The SARs shown above with exercise price of $132.56 have a remaining contractual life of less than one year. The holders for this grant have until the end of the contractual life of December 14, 2021 to exercise these holdings or otherwise forfeit the SAR grants held.

In estimating the fair value of the SARs outstanding at June 30, 2021 and December 31, 2020, the Company employed the Black-Scholes option pricing model with assumptions detailed below.

	June 30, 2021	December 31, 2020

Expected term	0.5 to 9.4 years	1.0 to 9.9 years
Expected volatility weighted-average	34.08%	33.47%
Expected dividend yield	0.16%	0.17%
Risk-free rate weighted-average	0.50%	0.19%

The Company reviewed the contractual term relative to the SARs as well as perceived future behavior patterns of exercise. Volatility is based on the Company’s historical volatility over the expected term of the SARs by expected exercise date.

The pre-tax compensation cost/(benefit) recognized in the financial statements related to these plans was $(0.5) million and $3.9 million for the three and six months ended June 30, 2021 and $2.4 million and $(3.8) million for the three and six months ended June 30, 2020, respectively. The related tax expense/(benefit) recognized was $0.1 million and $(0.8) million for the three and six months ended June 30, 2021 and $(0.5) million and $0.8 million for the three and six months ended June 30, 2020, respectively.

As of June 30, 2021, the total pre-tax compensation expense related to non-vested share-based awards not yet recognized was $7.4 million. This amount is expected to be recognized over a weighted-average period of 1.3 years. The Company recognizes compensation cost over the graded vesting periods.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
On September 28, 2017, a purported shareholder derivative lawsuit was filed in the 122nd District Court of Galveston County, State of Texas entitled Robert L. Moody, Jr. derivatively on behalf of National Western Life Insurance Company and National Western Life Group, Inc. v. Ross Rankin Moody, et al., naming certain current and former directors and current officers as defendants. The complaint challenged the directors’ oversight of insurance sales to non-U.S. residents and alleged that the defendants breached their fiduciary duties in the conduct of their duties as board members by failing to act (i) on an informed basis and (ii) in good faith or with the honest belief that their actions were in the best interests of the Company. The complaint sought an undetermined amount of damages, attorneys’ fees and costs, and equitable relief, including the removal of the Company’s Chairman and Chief Executive Officer and other board members and/or officers of the Company. The Company believes that the claims in the complaint were baseless and without merit, will continue to vigorously defend this lawsuit, and was awarded reimbursement of legal costs and expenses from plaintiff as detailed below. The Company believes, based on information currently available, that the final outcome of this lawsuit will not have a material adverse effect on the Company’s business, results of operations, or consolidated financial position. The companies and directors filed their respective Pleas to the Jurisdiction ("Pleas") contesting the plaintiff's standing to even pursue this action, along with their Answers, on October 27, 2017. On December 14, 2017, plaintiff filed a Response to the Pleas and on December 21, 2017, the Court heard oral argument on the Pleas. Plaintiff then filed a First Amended Petition on January 11, 2018. The companies and directors filed a Supplement to the Pleas on January 30, 2018, to which plaintiff responded on February 1, 2018, and the companies and directors replied on February 9, 2018. On May 3, 2018, the Court issued a memorandum to all attorneys of record stating that the Court would grant the defendants' Pleas and asked the attorney for defendants to prepare and submit proposed orders/judgments granting the requested relief for consideration by the Court. The defendants filed such proposed order granting the Pleas on May 7, 2018. On May 16, 2018 the Court issued an Order granting the Pleas and dismissing Robert L. Moody, Jr.’s claims with prejudice, and plaintiff then filed a Motion to Transfer Venue (“MTTV”). Defendants filed an Application for Fees, seeking to recover defendants’ legal costs and expenses from plaintiff, and a Response to the MTTV on June 8, 2018. In response plaintiff filed a Motion to Vacate, a Response to the Application for Fees, and his own Request for Attorney’s Fees on July 5, 2018. Defendants filed a Response to the Motion to Vacate and to plaintiff’s Request for Attorney’s Fees on July 11, 2018, and the Court heard oral arguments on July 16, 2018. Plaintiff filed supplemental briefing in support of his July 5, 2018 filings on July 25, 2018, and defendants filed their response to plaintiff's supplemental briefing on July 27, 2018. On August 8, 2018 the Court issued an Order denying plaintiff's Motion to Vacate. Pursuant to the Court’s instructions, on October 5, 2018, defendants filed an Order Granting Application for Expenses. Defendants then filed a Motion for Entry of Final Judgment and a Request for Submission Date on Motion for Entry of Final Judgment on October 11, 2018, which the Court set as October 30, 2018. Plaintiff filed his Objection to Proposed Final Judgment and Objection to Proposed Order on Attorneys’ Fees on October 25, 2018, to which defendants filed a response on October 30, 2018. On November 11, 2018, the Court issued its Final Judgment: ordering Plaintiff to pay the companies $1,314,054 for reasonable and necessary fees and expenses, denying Plaintiff’s Motion to Transfer Venue, and dismissing Plaintiff’s counterclaim. Plaintiff appealed the Court’s Final Judgment to the First District Court of Appeals in Houston, TX. The court of appeals issued a panel decision on December 10, 2020 affirming the dismissal and award of attorneys’ fees and expenses to the companies. On January 22, 2021, Plaintiff filed a motion for rehearing of the affirmance of the award of attorneys’ fees and expenses. On July 27, 2021, the Court of Appeals vacated its December 10, 2020 judgment and withdrew its earlier opinion, and issued a new judgment and opinion again affirming the dismissal and award of attorneys’ fees and expenses to the companies.

In April of 2019, National Western defended a two-week jury trial in which it was alleged that it committed actionable Financial Elder Abuse in its issuance of a $100,000 equity indexed annuity to the Plaintiff in the case of Williams v Pantaleoni et al, Case No. 17CV03462, Butte County California Superior Court. The Court entered an Amended Judgment on the Jury Verdict on July 27, 2019 against National Western in the amount of $14,949 for economic damages and $2.9 million in non-economic and punitive damages. National Western vigorously disputes the verdicts and the amounts awarded, and in furtherance of such, filed a Motion for Judgment Notwithstanding Jury Verdict and a Motion for New Trial, both of which were rejected by the Court. On September 9, 2019, NWLIC filed its Notice of Appeal. On November 11, 2019, the judge awarded the Plaintiff attorney’s fees in the amount of $1.26 million. Both the Plaintiff and NWLIC appealed this ruling. On June 11, 2021, the appellate court reversed the judgment and directed the trial court to enter judgment in favor of NWLIC. Plaintiff has filed an appeal with the Supreme Court of California.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
In the Form 10-Q for the period ended September 30, 2020, the Company reported that it experienced a data event in which an intruder accessed and exfiltrated certain data from the Company's network. As a result of this event, the Company reported in its Form 10-K for the year ended December 31, 2020, that it was aware of two proposed class actions filed against National Western, Mildred Baldwin, on behalf of herself and others similarly situated vs. National Western Life Insurance Company, Missouri Circuit Court for the 18th Judicial Circuit (Pettis County) filed February 16, 2021, and Douglas Dyrssen Sr., individually and on behalf of all others similarly situated vs. National Western Life Insurance Company and National Western Life Group, Inc., United States District Court for the Eastern District of California filed March 8, 2021. The parties agreed to consolidate those two proposed class actions into a single proposed class action, Mildred Baldwin, on behalf of herself and others similarly situated vs. National Western Life Insurance Company, United States District Court for the Western District of Missouri. Baldwin is seeking an undetermined amount of damages, attorneys' fees and costs, injunctive relief, declaratory and other equitable relief, and enjoinment. National Western filed a Motion to Dismiss on July 16, 2021. On July 26, 2021, the parties filed a Joint Motion to Stay Pending Mediation, which the court denied. At this time, no prediction can be made as to the likelihood or amount of any recovery against National Western. It is possible other actions may be filed against the Company due to the data event.

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

The Company had $26.0 million commitments to fund new loans and no commitments to extend credit relating to existing loans at June 30, 2021. The Company evaluates each customer's creditworthiness on a case-by-case basis. The Company had commitments to make capital contributions to alternative investment funds of $210.2 million as of June 30, 2021.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(9)INVESTMENTS

(A)Investment Gains and Losses

The Company uses the specific identification method in computing realized gains and losses. The table below presents realized gains and losses for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)

Available-for-sale debt securities:
Realized gains on disposal	$4,823	1,730	6,239	2,491
Realized losses on disposal	—	—	—	—
Held-to-maturity debt securities:
Realized gains on disposal	—	1,395	—	4,119
Realized losses on disposal	—	—	—	—
Real estate gains (losses)	(1,407)	—	(1,407)	—
Other	(1)	—	(1)	—

Totals	$3,415	3,125	4,831	6,610

Disposals in the held-to-maturity category during the three and six months ended June 30, 2020 represent calls initiated by the credit issuer of the debt security. At year-end 2020, the Company transferred all of its held-to-maturity debt securities to the available-for-sale category as the result of entering into a funds withheld reinsurance agreement effective December 31, 2020. The Company's policy was to initiate disposals of debt securities in the held-to-maturity category only in instances in which the credit status of the issuer came into question and the realization of all or a significant portion of the investment principal of the holding was deemed to be in jeopardy.

For the three months ended June 30, 2021 and 2020 the percentage of total gains on bonds due to the call of securities was 100.0% and 99.9%, respectively. For the six months ended June 30, 2021 and 2020 the percentage of gains on bonds due to the call of securities was 100.0% and 99.8%, respectively.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(B)Debt Securities

The Company transferred all of its debt securities to the available-for-sale classification as of December 31, 2020. The table below presents amortized costs and fair values of debt securities available-for-sale at June 30, 2021.

	Debt Securities Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses

	(In thousands)

U.S. agencies	$50,251	1,715	—	51,966	—
U.S. Treasury	3,160	71	—	3,231	—
States and political subdivisions	473,414	32,317	(378)	505,353	—
Foreign governments	48,103	1,072	(435)	48,740	—
Public utilities	792,134	58,495	(9)	850,620	—
Corporate	6,569,365	518,303	(7,849)	7,079,819	—
Commercial mortgage-backed	27,061	1,311	—	28,372	—
Residential mortgage-backed	736,313	33,665	—	769,978	—
Asset-backed	274,059	5,021	(132)	278,948	—

Totals	$8,973,860	651,970	(8,803)	9,617,027	—

The table below presents amortized costs and fair values of debt securities available-for-sale at December 31, 2020.

	Debt Securities Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses

	(In thousands)

U.S. agencies	$72,945	2,496	—	75,441	—
U.S. Treasury	3,152	126	—	3,278	—
States and political subdivisions	528,266	37,909	(86)	566,089	—
Foreign governments	11,115	334	—	11,449	—
Public utilities	831,990	77,920	—	909,910	—
Corporate	7,376,104	727,470	(4,601)	8,098,973	—
Commercial mortgage-backed	30,108	1,363	—	31,471	—
Residential mortgage-backed	902,974	50,970	(156)	953,788	—
Asset-backed	117,889	2,635	—	120,524	—

Totals	$9,874,543	901,223	(4,843)	10,770,923	—

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Unrealized losses for debt securities available-for-sale increased at June 30, 2021 from comparable balances at December 31, 2020 primarily due to increases in interest rate levels during the period.

Debt securities balances at June 30, 2021 and December 31, 2020 include Ozark National holdings of $810.3 million and $811.6 million in available-for-sale. As part of the acquisition effective January 31, 2019 the Company employed purchase accounting procedures in accordance with GAAP which revalued the acquired investment portfolio to their fair values as of the date of the acquisition. These fair values became the book values for Ozark National from that point going forward. Accordingly, unrealized gains and losses for the Ozark National debt securities represent the changes subsequent to the purchase accounting book values established at the acquisition.

The following table shows the gross unrealized losses and fair values of the Company's available-for-sale debt securities by investment category and length of time the individual securities have been in a continuous unrealized loss position at June 30, 2021.

	Debt Securities Available-for-Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In thousands)

States and political subdivisions	$14,124	(276)	1,788	(102)	15,912	(378)
Foreign governments	7,436	(435)	—	—	7,436	(435)
Public utilities	635	(9)	—	—	635	(9)
Corporate	331,777	(7,264)	21,845	(585)	353,622	(7,849)
Asset-backed	23,382	(132)	—	—	23,382	(132)

Totals	$377,354	(8,116)	23,633	(687)	400,987	(8,803)

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Debt securities. The gross unrealized losses for debt securities are made up of 47 individual issues, or 3.7 % of the total debt securities held available-for-sale by the Company at June 30, 2021. The market value of these bonds as a percent of amortized cost approximates 97.9%. Of the 47 securities, 6, or 12.8%, fall in the 12 months or greater aging category and 43 were rated investment grade at June 30, 2021.

The amortized cost and fair value of investments in debt securities available-for-sale at June 30, 2021, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Debt Securities Available-for-Sale
	Amortized Cost	Fair Value

	(In thousands)

Due in 1 year or less	$626,098	635,508
Due after 1 year through 5 years	3,370,526	3,610,011
Due after 5 years through 10 years	2,223,148	2,426,553
Due after 10 years	1,716,655	1,867,657
	7,936,427	8,539,729

Mortgage and asset-backed securities	1,037,433	1,077,298

Totals before allowance for credit losses	8,973,860	9,617,027

Allowance for credit losses	—	—

Totals	$8,973,860	9,617,027

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
As disclosed in the Notes to Condensed Consolidated Financial Statements, the Company adopted new accounting guidance as of January 1, 2020 for credit loss recognition of certain financial assets, including debt securities classified in the held-to-maturity category. The Company employed a cohort cumulative loss rate method in estimating current expected credit losses with respect to its held-to-maturity debt securities. This method applies publicly available industry wide statistics of default incidence by defined segmentations of debt security investments combined with future assumptions regarding economic conditions (i.e. GDP forecasts) both in the near term and the long term. The Company utilized Moody's loss rates by industry type and credit ratings and applied them to each major bond category. These bond categories were further segmented by credit ratings and by maturities of two years and less and more than two years. The following table presents the allowance for debt securities credit losses for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,
	2021	2020	2021	2020
	Debt Securities Held-to-Maturity		Debt Securities Available-for-Sale

	(In thousands)

Balance, beginning of period	$—	6,039	—	—
Provision January 1, 2020 for adoption of new accounting guidance	—	—	—	—
(Releases)/provision during period	—	(1,099)	—	—

Balance, end of period	$—	4,940	—	—

	Six Months Ended June 30,
	2021	2020	2021	2020
	Debt Securities Held-to- Maturity		Debt Securities Available-for- Sale

	(In thousands)

Balance, beginning of period	—	—	—	—
Provision January 1, 2020 for adoption of new accounting guidance	—	3,334	—	—
(Releases)/provision during period	—	1,606	—	—

Balance, end of period	—	4,940	—	—

As previously noted, the Company reclassified all held-to-maturity debt securities to available-for-sale as of December 31, 2020. Provisions to and releases from the allowance for credit losses in 2020 are recorded in net investment income in the Condensed Consolidated Statements of Earnings.

The Company determines current expected credit losses for available-for-sale debt securities in accordance with FASB ASC Subtopic 326-30 when fair value is less than amortized cost, interest payments are missed, and the security is experiencing credit issues. Based on its review, the Company determined none of these investments required an allowance for credit loss at June 30, 2021 or 2020. The Company's operating procedures include monitoring the investment portfolio on an ongoing basis for any changes in issuer facts and circumstances that might lead to future need for a credit loss allowance.

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

The Company targets a minimum specified yield on mortgage loan investments determined by reference to currently available debt security instrument yields plus a desired amount of incremental basis points.  During the past several years, the low interest rate environment and a competitive marketplace resulted in fewer loan opportunities being available that met the Company's required rate of return. During the first half of 2020, mortgage loan originations were further impeded by the COVID-19 pandemic and its effects upon the commercial real estate market. Mortgage loans originated by the Company totaled $70.3 million for the six months ended June 30, 2021 and $80.2 million for the year ended December 31, 2020.

Loans in foreclosure, loans considered impaired or loans past due 90 days or more are placed on a non-accrual status. If a mortgage loan is determined to be on non-accrual status, the mortgage loan does not accrue any revenue into the Condensed Consolidated Statements of Earnings. The loan is independently monitored and evaluated as to potential impairment or foreclosure. If delinquent payments are made and the loan is brought current, then the Company returns the loan to active status and accrues income accordingly. The Company had no mortgage loans past due 90 days or more at June 30, 2021 or 2020 and as a result all interest income was recognized at June 30, 2021 and 2020. As a result of the economic climate change induced by the COVID-19 virus, various mortgage loan borrowers of the Company requested a temporary forbearance of principal payments on loans in the range of three to nine months. During 2020 there were eight loans representing an aggregate principal balance of $29.2 million with borrowers meeting specified criteria of the Company that forbearance terms were agreed to by the Company. As of June 30, 2021 all forbearance loans have returned to the terms of the original loan agreements.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table represents the mortgage loan portfolio by loan-to-value ratio.

	June 30, 2021		December 31, 2020
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Loan-to-Value Ratio (1):
Less than 50%	$100,376	25.3	$66,635	19.9
50% to 60%	111,867	28.2	64,536	19.3
60% to 70%	140,928	35.4	153,414	45.8
70% to 80%	44,143	11.1	50,422	15.0
Gross balance	397,314	100.0	335,007	100.0

Market value adjustment	36	—	—	—
Allowance for credit losses	(3,238)	(0.8)	(2,486)	(0.7)

Totals	$394,112	99.2	$332,521	99.3

(1) Loan-to-Value Ratio is determined using the most recent appraised value. Appraisals are required at the time of funding and may be updated if a material change occurs from the original loan agreement.

Market value adjustments are recorded for mortgage loan investments for which the Company has elected to measure the loan at fair value. During the quarter ended June 30, 2021, the investment manager associated with the funds withheld coinsurance arrangement executed a mortgage loan investment for the funds withheld assets under the reinsurance treaty. The Company elected fair value measurement for this mortgage loan, which will be included in the funds withheld assets, for financial reporting purposes.

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

Effective January 1, 2020, the Company implemented FASB ASU 2016-13, Financial Instruments-Credit Losses, which revised the credit loss recognition criteria for certain financial assets measured at amortized cost. The guidance replaced the existing incurred loss recognition model with an expected loss recognition model (“CECL”). The objective of the CECL model is for the reporting entity to recognize its estimate of current expected credit losses for affected financial assets in a valuation allowance deducted from the amortized cost basis of the related financial assets that results in presenting the net carrying value of the financial assets at the amount expected to be collected. For mortgage loan investments the Company is using the Weighted Average Remaining Maturity ("WARM") method, which uses an average annual charge-off rate applied to each mortgage loan risk category. At January 1, 2020, a CECL balance of $1.2 million was recorded for mortgage loans which incorporated the previous year-end balance under the prior accounting method. The adjustment resulted in a charge to retained earnings as a change in accounting, net of tax, of $0.4 million. Subsequent changes in the allowance for current expected credit losses for mortgage loans are reported in net investment income in the Condensed Consolidated Statements of Earnings.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table represents the mortgage loan allowance for credit losses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)

Balance, beginning of the period	$3,033	1,885	$2,486	675
Provision January 1, 2020 for adoption of new accounting guidance	—	—	—	504
Provision during the period	205	342	752	1,048

Total ending allowance for credit losses	$3,238	2,227	$3,238	2,227

The Company's direct investments in real estate are not a significant portion of its total investment portfolio and totaled approximately $33.5 million and $33.8 million at June 30, 2021 and December 31, 2020, respectively. During the second quarter of 2021, Ozark National recorded an impairment of $1.4 million on certain real estate and home office property located in Kansas City, Missouri which was re-classified as "held-for-sale" at its combined asset group's fair value less cost to sell of $12.2 million. The Company recognized operating income on real estate properties of approximately $1.4 million and $1.5 million for the first six months of 2021 and 2020, respectively.

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

Level 3:  Fair value is based on significant unobservable inputs which reflect the entity’s or third party pricing service’s assumptions about the assumptions market participants would use in pricing an asset or liability. The Company’s Level 3 assets are over-the-counter derivative contracts and mortgage loans. The Company’s Level 3 liabilities consist of share-based compensation obligations and certain equity-index product-related embedded derivatives. Valuations are estimated based on non-binding broker prices or internally developed valuation models or methodologies, discounted cash flow models and other similar techniques.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables set forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of the date indicated:

	June 30, 2021
	Total	Level 1	Level 2	Level 3

	(In thousands)

Debt securities, available-for-sale	$9,617,027	—	9,617,027	—
Debt securities, trading	1,066,454	—	1,066,454	—
Equity securities	21,132	21,132	—	—
Mortgage loans	2,729	—	—	2,729
Derivatives, index options	114,840	—	—	114,840

Total assets	$10,822,182	21,132	10,683,481	117,569

Policyholder account balances (a)	$155,265	—	—	155,265
Other liabilities (b)	(64,196)	—	(72,340)	8,144

Total liabilities	$91,069	—	(72,340)	163,409

During the three and six months ended June 30, 2021, the Company made no transfers from Level 2 to Level 3 for debt securities available-for-sale.

	December 31, 2020
	Total	Level 1	Level 2	Level 3

	(In thousands)

Debt securities, available-for-sale	$10,770,923	—	10,770,923	—
Equity securities	17,744	17,744	—	—
Derivatives, index options	132,821	—	—	132,821

Total assets	$10,921,488	17,744	10,770,923	132,821

Policyholder account balances (a)	$161,351	—	—	161,351
Other liabilities (c)	6,202	—	—	6,202

Total liabilities	$167,553	—	—	167,553

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present, by pricing source and fair value hierarchy level, the Company's assets that are measured at fair value on a recurring basis:

	June 30, 2021
	Total	Level 1	Level 2	Level 3

	(In thousands)

Debt securities, available-for-sale:
Priced by third-party vendors	$9,617,027	—	9,617,027	—
Priced internally	—	—	—	—
Subtotal	9,617,027	—	9,617,027	—

Debt securities, trading:
Priced by third-party vendors	1,066,454	—	1,066,454	—
Priced internally	—	—	—	—
Subtotal	1,066,454	—	1,066,454	—

Equity securities:
Priced by third-party vendors	21,132	21,132	—	—
Priced internally	—	—	—	—
Subtotal	21,132	21,132	—	—

Mortgage loans:
Priced by third-party vendors	—	—	—	—
Priced internally	2,729	—	—	2,729
Subtotal	2,729	—	—	2,729

Derivatives, index options:
Priced by third-party vendors	114,840	—	—	114,840
Priced internally	—	—	—	—
Subtotal	114,840	—	—	114,840

Total	$10,822,182	21,132	10,683,481	117,569

Percent of total	100.0%	0.2%	98.7%	1.1%

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the Three Months Ended June 30, 2021
	Assets			Liabilities
	Derivatives, Index Options	Mortgage Loans	Total Assets	Policyholder Account Balances	Stock Options	Total Liabilities

	(In thousands)

Beginning balance, April 1, 2021	$137,130	—	137,130	168,902	9,899	178,801
Total realized and unrealized gains (losses):
Included in net earnings	40,166	35	40,201	48,819	(461)	48,358
Included in other comprehensive income	—	—	—	—	—	—
Purchases, sales, issuances and settlements, net:
Purchases	10,974	2,694	13,668	10,974	—	10,974
Sales	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Settlements	(73,430)	—	(73,430)	(73,430)	(1,294)	(74,724)
Transfers into (out of) Level 3	—	—	—	—	—	—

Balance at end of period	$114,840	2,729	117,569	155,265	8,144	163,409

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets/liabilities held at the end of the reporting period:
Net investment income	24,767	35	24,802	—	—	—
Benefits and expenses	—	—	—	24,767	(461)	24,306

Total	$24,767	35	24,802	24,767	(461)	24,306

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the Three Months Ended June 30, 2020
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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the Six Months Ended June 30, 2021
	Assets			Other Liabilities
	Derivatives, Index Options	Mortgage Loans	Total Assets	Policyholder Account Balances	Stock Options	Total Other Liabilities

	(In thousands)

Beginning balance, January 1, 2021	$132,821	—	132,821	161,351	6,202	167,553
Total realized and unrealized gains (losses):
Included in net earnings	68,190	35	68,225	80,085	3,918	84,003
Included in other comprehensive income	—	—	—	—	—	—
Purchases, sales, issuances and settlements, net:
Purchases	22,183	2,694	24,877	22,183	—	22,183
Sales	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Settlements	(108,354)	—	(108,354)	(108,354)	(1,976)	(110,330)
Transfers into (out of) Level 3	—	—	—	—	—	—

Balance at end of period	$114,840	2,729	117,569	155,265	8,144	163,409

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets/liabilities held at the end of the reporting period:
Net investment income	$51,361	35	51,396	—	—	—
Benefits and expenses	—	—	—	51,361	3,917	55,278

Total	$51,361	$35	51,396	51,361	3,917	55,278

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the valuation method for financial assets and liabilities categorized as level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

	June 30, 2021
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(In thousands)

Assets:
Derivatives, index options	$114,840	Broker prices	Implied volatility	11.76% - 27.41% (17.04%)
Mortgage loans	2,729	Discounted cash flow	Spread	180 - 280 bps

Total assets	$117,569

Liabilities:
Policyholder account balances	$155,265	Deterministic cash flow model	Projected option cost	0.0% - 19.67% (3.01%)
Share-based compensation	8,144	Black-Scholes model	Expected term	0.5 to 9.4 years
			Expected volatility	34.08%
Total liabilities	$163,409

	December 31, 2020
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(In thousands)

Assets:
Derivatives, index options	$132,821	Broker prices	Implied volatility	12.96% - 53.69% (20.70%)

Total assets	$132,821

Liabilities:
Policyholder account balances	$161,351	Deterministic cash flow model	Projected option cost	0.0% - 45.04% (3.27%)
Share-based compensation	6,202	Black-Scholes model	Expected term	1.0 to 9.9 years
			Expected volatility	33.47%
Total liabilities	$167,553

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

The carrying amounts and fair values of the Company's financial instruments are as follows:

	June 30, 2021
			Fair Value Hierarchy Level
	Carrying Values	Fair Values	Level 1	Level 2	Level 3

	(In thousands)
ASSETS
Debt securities, available-for-sale	$9,617,027	9,617,027	—	9,617,027	—
Debt securities, trading	1,066,454	1,066,454	—	1,066,454	—
Cash and cash equivalents	395,833	395,833	395,833	—	—
Mortgage loans	394,112	408,450	—	—	408,450
Real estate	33,495	51,627	—	4,600	47,027
Policy loans	71,640	111,658	—	—	111,658
Other loans	26,818	27,102	—	—	27,102
Derivatives, index options	114,840	114,840	—	—	114,840
Equity securities	21,132	21,132	21,132	—	—
Life interest in Libbie Shearn Moody Trust	9,083	12,775	—	—	12,775
Other investments	4,513	24,852	—	—	24,852

LIABILITIES
Deferred annuity contracts	$6,551,387	5,192,886	—	—	5,192,886
Immediate annuity and supplemental contracts	421,952	461,871	—	—	461,871

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

Effective December 31, 2020, the Company entered into a coinsurance funds withheld reinsurance agreement under which identified assets are maintained in a funds withheld account but the associated interest and credit risk of these assets has been transferred to the reinsurer, representing a total return swap with a floating rate leg. Accordingly, the Company bifurcates the embedded derivative for reinsurance from the host contract in accordance with GAAP. The fair value of the embedded derivative funds withheld liability is computed as the unrealized gain (loss) on the underlying funds withheld assets and is included in the funds withheld liability on the Condensed Consolidated Balance Sheets, with the change reported in net investment income in the Condensed Consolidated Statements of Earnings. Changes in the funds withheld liability are reported in operating activities in the Condensed Consolidated Statements of Cash Flows.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The tables below present the fair value of derivative instruments as of June 30, 2021 and December 31, 2020, respectively.

	June 30, 2021
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments

Equity index options	Derivatives, Index Options	$114,840

Fixed-index products			Universal Life and Annuity Contracts	$155,265
Embedded derivative on reinsurance contract			Funds Withheld Liability	(72,340)

Total		$114,840		$82,925

	December 31, 2020
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments

Equity index options	Derivatives, Index Options	$132,821

Fixed-index products			Universal Life and Annuity Contracts	$161,351

Total		$132,821		$161,351

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The table below presents the effect of derivative instruments in the Condensed Consolidated Statements of Earnings for the three months ended June 30, 2021 and 2020.

		June 30, 2021	June 30, 2020
Derivatives Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized In Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		(In thousands)

Equity index options	Net investment income	$40,166	40,243

Fixed-index products	Universal life and annuity contract interest	(48,819)	(23,790)
Embedded derivative on reinsurance contract	Net investment income	1,970	—

		$(6,683)	16,453

The table below presents the effect of derivative instruments in the Condensed Consolidated Statements of Earnings for the six months ended June 30, 2021 and 2020.

		June 30, 2021	June 30, 2020
Derivatives Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized In Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		(In thousands)

Equity index options	Net investment income	$68,190	(66,386)

Fixed-index products	Universal life and annuity contract interest	(80,085)	43,865
Embedded derivative on reinsurance contract	Net investment income	72,340	—

		$60,445	(22,521)

The embedded derivative liability on fixed-index products, the change of which is recorded in universal life and annuity contract interest in the Condensed Consolidated Statements of Earnings, includes projected interest credits that are offset by the expected collectability by the Company of asset management fees on fixed-index products. The anticipated asset management fees to be collected increases or decreases based upon the most recent performance of index options and adds to or reduces the offset applied to the embedded derivative liability (increasing or decreasing contract interest expense). For the three months ended June 30, 2021 and 2020, the change in the embedded derivative liability due to the expected collectability of asset management fees increased/(decreased) contract interest expense by $2.1 million and $(3.7) million, respectively. For the six months ended June 30, 2021 and 2020, contract interest expense was increased/(decreased) by $6.5 million and $25.6 million, respectively, for the expected collectability of asset management fees.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Beginning in the second quarter of 2020, the Company changed its budget for purchasing these options to match the collection of asset management fees with the payoff from out-of-the-money options, thereby removing the option premium that was previously being paid for the probability or expectation of collecting asset management fees ("out of the money" hedging). Consequently, the remaining one year options purchased under the prior method expired and have been replaced by out-of-the-money hedges as of June 30, 2021. In future reporting periods, the embedded derivative liability component due to the projected collectability of asset management fees will no longer exist.

(12) INTANGIBLES, VALUE OF BUSINESS ACQUIRED, AND GOODWILL

Identifiable Intangible Assets

The gross carrying amounts and accumulated amortization for intangible assets are as follows for the dates shown.

		June 30, 2021		December 31, 2020
	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

		(In thousands)

Trademarks/trade names	15	$2,800	(451)	2,800	(358)
Internally developed software	7	3,800	(1,312)	3,800	(1,040)
Insurance licenses	N/A	3,000	—	3,000	—

		$9,600	(1,763)	9,600	(1,398)

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

As of June 30, 2021, expected amortization expense relating to purchased intangible assets for each of the next 5 years and thereafter is as follows:

Expected Amortization
(In thousands)
Remainder of 2021	$365
2022	730
2023	730
2024	730
2025	730
Thereafter	1,552

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

	June 30,	December 31,
	2021	2020

	(In thousands)

Balance, beginning of year	$162,968	138,071
Other increase	—	35,125
Amortization:
Amortization, excluding unlocking	(4,801)	(10,228)

Balance as of end of period	$158,167	162,968

Estimated future amortization of VOBA, net of interest (in thousands), as of June 30, 2021, is as follows:

Expected Amortization
(In thousands)

Remainder of 2021	$5,114
2022	9,753
2023	9,368
2024	9,015
2025	8,804

Goodwill
The changes in the carrying amount of goodwill (in thousands) were as follows:

	June 30,	December 31,
	2021	2020

	(In thousands)

Gross goodwill as of beginning of year	$13,864	13,864
Goodwill resulting from business acquisition	—	—
Gross goodwill, before impairments	13,864	13,864
Accumulated impairment as of beginning of year	—	—
Current year impairments	—	—

Net goodwill as of end of period	$13,864	13,864
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

Management's discussion and analysis of the financial condition and results of operations (“MD&A”) of National Western Life Group, Inc. ("NWLGI") for the three and six months ended June 30, 2021 follows. Where appropriate, discussion specific to the insurance operations of National Western Life Insurance Company is denoted by "National Western" or "NWLIC". This discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related notes beginning on page 3 of this report and with the 2020 Annual Report filed on Form 10-K with the SEC.

Overview

National Western provides life insurance products for the savings and protection needs of policyholders and annuity contracts for the asset accumulation and retirement needs of contract holders. The Company accepts funds from policyholders or contract holders and establishes a liability representing future obligations to pay the policy or contract holders and their beneficiaries. To ensure the Company will be able to pay these future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed income securities. National Western maintains its home office in Austin, Texas where substantially all of its 285 employees at June 30, 2021 are located.

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

The Company monitors these factors continually as key business indicators. The discussion that follows in this Item 2 includes these indicators and presents information useful to an overall understanding of the Company's business performance for the three and six months ended June 30, 2021, incorporating required disclosures in accordance with the rules and regulations of the SEC.

Insurance Operations - Domestic

National Western is currently licensed to do business in all states, except New York, and the District of Columbia. Products marketed are annuities, universal life insurance, fixed-index universal life, and traditional life insurance, which include both term and whole life products. Domestic sales in terms of premium levels have historically been more heavily weighted toward annuities. Most of these annuities can be sold either as tax qualified or non-qualified products. More recently, a greater proportion of sales activity has been derived from single premium life insurance products, predominantly those with an equity-index crediting mechanism. Presently, nearly all of National Western's domestic life premium sales come from single premium life products. At June 30, 2021, National Western maintained approximately 109,400 annuity contracts in force and 46,500 domestic life insurance policies in force representing $3.6 billion in face amount of coverage.

National Western markets and distributes its domestic products primarily through independent national marketing organizations ("NMOs"). These NMOs assist the Company in recruiting, contracting, and managing independent agents. National Western's agents are independent contractors who are compensated on a commission basis. It currently has approximately 29,800 domestic independent agents contracted.

Effective January 31, 2019, the Company completed its previously announced acquisition of Ozark National Life Insurance Company ("Ozark National") and N.I.S. Financial Services, Inc. ("NIS"). All of the outstanding stock of Ozark National is owned by National Western while NIS is wholly owned by NWLGI. Although reported separately for segment disclosure purposes, domestic insurance operations include the activities of Ozark National. Ozark National is a Missouri domiciled, stock life insurance company currently licensed to conduct business in thirty states. Organized and incorporated in 1964, its largest markets by state are Missouri, Iowa, Minnesota, Nebraska, and Kansas. Ozark National utilizes a unique distribution system to market its flagship Balanced Program which consists of a coordinated sale of a non-participating whole life insurance product with a mutual fund investment product offered through NIS, its affiliated broker-dealer. Due to Ozark National's coordinated sale, their agents hold a securities license in addition to an insurance license. At June 30, 2021, Ozark National maintained approximately 177,000 life insurance policies in force representing $5.9 billion in face amount of coverage. It maintains its home office facility in Kansas City, Missouri along with NIS where most of their combined employees are located.

Insurance Operations - International

National Western's international operations consist of a closed block of in force policies as it discontinued accepting applications for new policies in 2018. At June 30, 2021, National Western had approximately 43,300 international life insurance policies in force representing over $11.8 billion in face amount of coverage. The Company did not conduct business or maintain offices or employees in any other country, but historically did accept applications at its home office in Austin, Texas, and issued policies from there to foreign nationals in upper socioeconomic classes of other countries. Insurance products, issued primarily to residents of countries in South America, consisted almost entirely of universal life and traditional life insurance products not available in the local markets.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(In thousands)

Single premium life	$52,522	37,052	104,446	84,947
Traditional life	1,086	493	1,933	1,341
Universal life	—	5	—	6

Totals	$53,608	37,550	106,379	86,294

Life insurance sales, as measured by total and annualized first year premiums, increased 43% in the second quarter of 2021 as compared to the second quarter of 2020 reflecting the continuing recovery in new sales activity from the contraction in 2020 due to the COVID-19 pandemic. Sales for the three months ended June 30, 2021, included $1.1 million from Ozark National, exceeding the $0.5 million reported in the second quarter of 2020, representing their traditional life sales activity. Ozark National's business model, which is heavily dependent upon in person contact for agent recruiting and obtaining applications for coverage from prospective policyholders, has been been steadily recovering from the disruption of the pandemic effects upon its business. For the six months ended June 30, 2021, total life insurance sales increased 23% from the level in 2020. Included in these six month amounts were $1.9 million and $1.3 million in sales from Ozark National for 2021 and 2020, respectively.

National Western's life insurance product portfolio includes single premium universal life ("SPUL") and equity-index universal life ("EIUL") products as well as hybrids of the EIUL and SPUL products, combining features of these core products. Equity-index universal life products have been the predominant product sold in the domestic life market for a number of years. Most of these sales are single premium mode products (one year, five year, or ten year) designed for transferring accumulated wealth tax efficiently into life insurance policies with limited underwriting due to lesser net insurance amounts at risk (face amount of the insurance policy less cash premium contributed). These products were designed and implemented years ago targeting the accumulated savings of the segment of the population entering their retirement years. The wealth transfer life products have been valuable offerings for the Company's distributors as evidenced by their comprising over 98% of total life sales in the first six months of 2021.
The average new policy face amounts, excluding insurance riders, since 2017 are as shown in the following table.

	Average New Policy Face Amount
	NWLIC Domestic	Ozark National	NWLIC International

Year ended December 31, 2017	148,100	—	299,300
Year ended December 31, 2018	162,600	—	290,900
Year ended December 31, 2019	179,900	45,200	—
Year ended December 31, 2020	209,900	46,230	—
Six Months Ended June 30, 2021	188,700	44,810	—

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

The table below sets forth information regarding life insurance in force for each date presented.

	Insurance In Force as of
	June 30,	December 31,
	2021	2020

	($ in thousands)

National Western

Universal life:
Number of policies	29,920	31,150
Face amounts	$4,151,280	4,354,530

Traditional life:
Number of policies	25,350	26,260
Face amounts	$2,339,130	2,409,110

Fixed-index life:
Number of policies	34,560	35,060
Face amounts	$8,943,040	9,157,010

Total life insurance:
Number of policies	89,830	92,470
Face amounts	$15,433,450	15,920,650

Ozark National

Total life insurance (all traditional):
Number of policies	176,980	179,000
Face amounts	$5,944,290	6,033,510

At June 30, 2021, National Western’s face amount of life insurance in force was comprised of $11.8 billion from the international line of business and $3.6 billion from the domestic line of business. At December 31, 2020, these amounts were $12.4 billion and $3.5 billion for the international and domestic lines of business, respectively.

Annuities

The following table sets forth information regarding the Company's annuity sales activity as measured by single and annualized first year premiums. Similar to life insurance sales, these figures are considered a non-GAAP financial measure but are shown in accordance with industry practice and depict the Company's sales productivity.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)

Fixed-index annuities	$113,887	70,984	230,824	145,737
Other deferred annuities	341	2,140	1,957	3,600
Immediate annuities	3,700	6,218	14,080	8,721

Totals	$117,928	79,342	246,861	158,058

Annuity sales increased 49% in the second quarter of 2021 compared to 2020 and were 56% higher in the six months ended June 30, 2021 relative to the comparable period in 2020. Second quarter and year-to-date 2020 sales activity was dampened by the onset of the COVID-19 pandemic at that time, while 2021 sales activity reflects expansion of sales and marketing initiatives in this line of business as well as an overall increase in market demand.

The Company's mix of annuity sales has historically shifted with interest rate levels and the relative performance of the equity market. With the decline in interest rates subsequent to the subprime crisis, fixed-index products have comprised the majority of annuity sales, generally accounting for 90% or more of all annuity sales over this span. During the first six months of 2021, this percentage approximated 93% reflecting both the historically low levels in interest rates and the overall continuing upward trend in equities. For all fixed-index products, the Company purchases over the counter call options to hedge the equity return feature. The options are purchased relative to the issuance of the annuity contracts in such a manner to minimize timing risk. Generally, the index return during the indexing period (if the underlying index increases) becomes a component in a formula (set forth in the annuity), the result of which is credited as interest to contract holders electing the index formula crediting method at the beginning of the indexing period. The formula result can never be less than zero with these products. The Company does not deliberately mismatch or under hedge for the equity feature of the products. Fixed-index products also provide the contract holder the alternative to elect a fixed interest rate crediting option.

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

	Annuities In Force as of
	June 30,	December 31,
	2021	2020

	($ in thousands)

Fixed-index annuities
Number of policies	66,460	68,020
GAAP annuity reserves	$5,218,467	5,254,089

Other deferred annuities
Number of policies	31,530	33,250
GAAP annuity reserves	$1,181,123	1,264,042

Immediate annuities
Number of policies	11,380	11,650
GAAP annuity reserves	$375,976	363,983

Total annuities
Number of policies	109,370	112,920
GAAP annuity reserves	$6,775,566	6,882,114

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

While the morbidity exposure of COVID-19 to the life insurance industry is uncertain at this point, it is not expected to result in significant excess mortality claims. During the first six months of 2021, the Company (National Western and Ozark National) incurred approximately $13.6 million in net death claims for which COVID-19 was identified as the cause of death. Additional risk to life insurance companies has been the decline in value of invested assets due to downgrades in credit market securities, derivative investments experiencing fair value declines resulting in unrealized losses, impairment-related losses or sizable additions being made to the allowance for current credit expected losses in financial statements. Consequently, there has been balance sheet asset deterioration, charges to capital, and lower reported earnings.

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

Life insurance revenues are driven more by renewal premiums than sales. Most state insurance departments had issued directives in 2020 instructing insurers to allow premium payments to fall into arrears. New life insurance sales have had to face the challenge of having to forego face-to-face consultation with agents and distributors.

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

Consolidated Operations

Premiums and other revenues. The following details Company revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)

Universal life and annuity contract charges	$34,060	36,869	68,949	72,175
Traditional life premiums	22,112	22,741	44,696	46,263
Net investment income	116,378	105,451	254,429	198,601
Other revenues	6,034	7,586	11,448	11,240
Index option derivative gain (loss)	40,166	40,243	68,190	(66,386)
Net realized investment gains	3,415	3,125	4,831	6,610

Total revenues	$222,165	216,015	452,543	268,503

Universal life and annuity contract charges - Revenues for universal life and annuity contracts were lower for the first six months in 2021 compared to 2020 with the component sources shown below. Revenues for universal life and annuity products consist of policy charges for the cost of insurance, administration charges, surrender charges assessed against policyholder account balances, and amortization of deferred premium loads less reinsurance premiums, as shown in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)

Contract Revenues:
Cost of insurance and administrative charges	$30,669	30,706	61,262	62,147
Surrender charges	7,167	7,577	13,301	15,027
Other charges	616	2,506	3,364	3,339
Gross contract revenues	38,452	40,789	77,927	80,513

Reinsurance premiums	(4,392)	(3,920)	(8,978)	(8,338)

Net contract revenues	$34,060	36,869	68,949	72,175

Cost of insurance charges were $24.1 million in the quarter ended June 30, 2021 compared to $24.6 million in the second quarter of 2020, and were $48.4 million for the six months ended June 30, 2021 compared to $49.6 million for the same period in 2020. Cost of insurance charges typically trend with the size of the universal life insurance block in force and the amount of new business issued during the period. The volume of universal life insurance in force at June 30, 2021 declined to $13.1 billion from approximately $13.5 billion at December 31, 2020 and $14.4 billion at December 31, 2019. Administrative charges pertaining to new business issued increased to $6.6 million for the three months ended June 30, 2021 from $6.1 million for the same period in 2020, and to $12.9 million for the first six months of 2021 compared to $12.5 million for the first six months of 2020, reflecting higher sales activity in the current periods.

Surrender charges assessed against policyholder account balances upon withdrawal decreased in the three and six months ended June 30, 2021 versus the comparable prior year periods. While the Company earns surrender charge income that is assessed upon policy terminations, the Company's overall profitability is enhanced when policies remain in force and additional contract revenues are realized and the Company continues to make an interest rate spread equivalent to the difference it earns on its investments and the amount that it credits to policyholders. In the three and six months ended June 30, 2021, lapse rates on annuity products were higher than the prior year periods. However, surrender charge income recognized is also dependent upon the duration of policies at the time of surrender (i.e. later duration policy surrenders have lower surrender charges assessed and earlier policy surrenders having a higher surrender charge assessed). The lower surrender charge revenue reflects later duration policies terminating having lower surrender charges.

Other charges include the net amortization into income of the premium load on single premium life insurance products which is deferred at the inception of the policy. These products have become a substantial portion of domestic life insurance sales and current period activity reflects the net of amortization of accumulated deferrals against the current period level of premium loads deferred.

Traditional life premiums - Traditional life premiums include the activity of Ozark National. Ozark National's principal product is a non-participating whole life insurance policy with premiums remitted primarily on a monthly basis. The product is sold in tandem with a mutual fund investment product offered through its broker-dealer affiliate, NIS. Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period. A sizable portion of National Western's traditional life business resided in the International Life segment. However, National Western's overall life insurance sales focus has historically been primarily centered around universal life products. The addition of Ozark National's business of repetitive paying permanent life insurance adds an important complement to National Western's life insurance sales. Included in the amount for the quarter ended June 30, 2021 is $18.4 million of life insurance renewal premium from Ozark National compared to $18.8 million in the second quarter of 2020. For the six months ended June 30, 2021 and 2020, the Ozark National life insurance renewal premium amounts were $37.1 million and $37.6 million, respectively. Universal life products, especially National Western's equity indexed universal life products, which offer the opportunity for consumers to acquire life insurance protection and receive credited interest linked in part to an outside market index, have been the more popular product offerings in the Company's markets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)

Gross investment income:
Debt and equities	$79,541	97,581	156,904	184,079
Mortgage loans	4,167	2,921	7,798	5,625
Policy loans	613	757	1,302	1,635
Short-term investments	66	565	195	1,698
Other invested assets	6,481	4,264	7,086	6,945

Total investment income	90,868	106,088	173,285	199,982
Less: investment expenses	683	637	1,467	1,381

Net investment income (excluding derivatives and trading securities)	90,185	105,451	171,818	198,601
Index option derivative gain (loss)	40,166	40,243	68,190	(66,386)
Embedded derivative on reinsurance	1,970	—	72,340	—
Trading securities market adjustment	24,223	—	10,271	—

Net investment income	$156,544	145,694	322,619	132,215
For the six months ended June 30, 2021, debt and equity securities generated approximately 91% of total investment income, excluding index option derivative gain (loss), embedded derivative on reinsurance, and market adjustments on trading securities. The Company's strategy is to invest substantially all of its cash flows in fixed debt securities within its guidelines for credit quality, duration, and diversification. National Western's debt securities investment income continues to experience higher yielding debt securities maturing or being called by borrowers and being replaced with lower yielding securities in the current interest rate environment. Investment yields on new bond purchases during the first six months of 2021 approximated 3.00% as compared to the 3.33% yield achieved during the full year 2020. During the first six months of 2021, the ten-year treasury bond increased approximately 50 basis points, however corporate bond credit spreads narrowed substantially. National Western's weighted average bond portfolio yield was 3.63% at June 30, 2021 declining from 3.68% at December 31, 2020 and 3.78% at December 31, 2019. Ozark National's weighted average portfolio yield at June 30, 2021 was 3.64%.

Changes in fair values of equity securities are included in net investment income in the Condensed Consolidated Statements of Earnings. For the three months ended June 30, 2021 and 2020, unrealized gains of $2.0 million and $1.8 million, respectively, are included in investment income. For the six months ended June 30th, unrealized gains of $3.4 million are included in net investment income in 2021 while unrealized losses of $(4.1) million are netted in investment income in the same period for 2020. The carrying value of the Company's portfolio of equity securities was $21.1 million at June 30, 2021.

The Company's mortgage loan activity in 2020 was initially impacted by the pandemic crisis and the low interest rate levels which subsequently materialized. This environment slowed down the underwriting of new loan applications until clarity regarding the impacts of closing down the economy upon commercial real estate became available. As stability in the market slowly returned, the Company commenced underwriting of new loans. As a result, the portfolio balance has increased to $394.1 million at June 30, 2021 from $332.5 million at December 31, 2020 and $273.7 million at June 30, 2020. During the six months ended June 30, 2021 the Company originated new mortgage loans in the amount of $70.3 million compared to $10.4 million in the comparable period of 2020.

As disclosed in the accompanying Notes to Condensed Consolidated Financial Statements included in this report, the Company adopted new accounting guidance pertaining to current expected credit losses on financial instruments ("CECL"). The adoption as of January 1, 2020 was reported as a change in accounting with initial balances recorded and charged to retained earnings. Remeasurement of the CECL allowance for mortgage loans is performed quarterly and for the quarter ended June 30, 2021 resulted in an increase in the allowance of $0.2 million which is included in gross investment income. The provision for the quarter ended June 30, 2020 was an increase in the mortgage loan allowance of $0.3 million. For the six months ended June 30, 2021 and 2020, the increase in the allowance included in gross investment income for mortgage loans was $0.8 million and $1.0 million, respectively.

Credit loss allowances for available-for-sale debt securities are recorded when unrealized losses and missed payments indicate a credit loss has occurred in which a full recovery of the investment principal is not expected. Credit loss allowances are recorded through net investment income in the Condensed Consolidated Statements of Earnings. No credit loss allowances for available-for-sale debts securities were recorded during the for the three and six months ended June 30, 2021 or 2020.
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

	Six Months Ended June 30,
	2021	2020

	(In thousands)

Excluding derivatives and funds withheld securities:
Net investment income	$171,818	198,601
Average invested assets, at amortized cost	$10,191,372	10,979,385
Annual yield on average invested assets	3.37%	3.62%

Including derivatives and funds withheld securities:
Net investment income	$322,619	132,215
Average invested assets, at amortized cost	$11,135,544	11,091,548
Annual yield on average invested assets	5.79%	2.38%

The increase in average invested asset yield, excluding derivatives and trading securities, for the first six months of 2021 is due to the Company obtaining incremental yields on newly invested cash flows into mortgage loans as well as lower yielding debt securities being transferred to the funds withheld account at year-end 2020.

The average yield on bond purchases during the six months ended June 30, 2021 to fund National Western insurance operations was 3.00% representing a 1.23% spread over treasury rates. The weighted average quality of new purchases during the first three months of 2021 was "BBB+" which was consistent with purchases during 2020. The composite duration of purchases during the first six months of 2021 continued to be longer than that of purchases prior to 2019 as the Company purchased a higher proportion of investments for its life insurance line of business which has a longer liability duration than that of the annuity line of business. The Company's general investment strategy is to purchase debt securities with maturity dates approximating ten years in the future. Accordingly, an appropriate measure for benchmarking the direction of interest rate levels for the Company's debt security purchases is the ten year treasury bond rate. After ending 2020 at a rate of 0.92%, the daily closing yield of the ten-year treasury bond ranged as low as 0.91% during the first six months of 2021 and as high as 1.74% before finishing the period at 1.47%.

The pattern in average invested asset yield, including derivatives, incorporates increases and decreases in the fair value of index options purchased by National Western to support its fixed-index products. Fair values of the purchased call options recorded a net gain during the first six months of 2021 while a net loss was recorded during the first six months of 2020, corresponding to the movement in the S&P 500 Index during these periods (the primary index the fixed-index products employ). Refer to the derivatives discussion below for a more detailed explanation. In addition, the funds withheld reinsurance agreement executed December 31, 2020 introduced embedded derivative accounting with respect to the policyholder obligations reinsured. During the six months ended June 30, 2021, the embedded derivative liability for reinsurance decreased by $72.3 million which was recorded as investment income. Debt securities supporting the funds withheld policyholder obligations classified as trading incurred a $10.3 million market value increase which was also recorded as a component of net investment income. The sum of these two amounts, or $82.6 million, increased net investment income during the six months ended June 30, 2021.

Other revenues - Other revenues include the operations of NIS, the broker-dealer affiliate of Ozark National, the operations of Braker P III ("BP III"), a subsidiary which owns and manages a commercial office building which includes the home office operations of National Western, and a maintenance expense allowance earned by National Western for administering the funds withheld block of annuity policies ceded to a third party reinsurer.

Revenues associated with NIS were $3.2 million and $2.3 million for the three months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, NIS revenues were $6.1 million and $4.7 million, respectively.

Revenues associated with BP III were $1.3 million and $1.1 million for the three months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020 revenues were $2.6 million and $2.3 million, respectively. The facility is currently fully leased.

Under terms of the funds withheld reinsurance contract, National Western earns a monthly expense allowance equal to the average policy count of the funds withheld reinsured block of business multiplied by a stated amount per policy. In the three and six months ended June 30, 2021, the Company reported $1.4 million and $2.8 million, respectively, as maintenance expense allowance revenue.

In the three and six months ended June 30, 2020, the Company recognized as other revenue $4.2 million and $4.1 million, respectively, related to the release of a contingent payment liability associated with National Western's acquisition of Ozark National. During the second quarter of 2020, the Company executed an agreement with the seller under which both parties agreed that the Company had fulfilled its payment obligation under the Stock Purchase Agreement executed October 3, 2018 thus allowing it to reverse the contingent payment amounts previously accrued.

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

Gains and losses from index options are substantially due to changes in equity market conditions. Index options are intended to act as hedges to match the returns on the product's underlying reference index and the rise or decline in the index relative to the index level at the time of the option purchase which causes option values to likewise rise or decline. As income from index options fluctuates with the underlying index, the contract interest expense to policyholder accounts for the Company's fixed-index products also fluctuates in a similar manner and direction. For the three and six months ended June 30, 2021 and 2020, the Company recorded realized and unrealized gains/(losses) from index options as shown below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)

Index option derivatives:
Unrealized gain (loss)	$(16,807)	44,975	(1,304)	(93,152)
Realized gain (loss)	56,973	(4,732)	69,494	26,766

Total gain (loss) included in net investment income	$40,166	40,243	68,190	(66,386)

Total contract interest	$69,973	61,772	122,818	33,746

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

The financial statement investment spread, the difference between investment income and interest credited to contract holders, is subject to variations from option performance during any given period. For example, many of the Company's equity-index annuity products provide for the collection of asset management fees. These asset management fees are assessed when returns on expiring options are positive, and they are collected prior to passing any additional returns above the assessed management fees to the policy contractholders. During periods of positive returns, the collected asset management fees serve to increase the financial statement spread by increasing option realized gains reported as investment income in an amount greater than interest credited to policy contractholders which is reported as contract interest expense. Asset management fees collected in the second quarter of 2021 and 2020 were approximately $1.9 million and $7.8 million, respectively. For the six months ended June 30, 2021 and 2020, asset management fees collected were $5.8 million and $17.9 million, respectively. The lower amounts in the 2021 periods compared to 2020 are the result of the Company's change in option hedging to an "out of the money" basis during 2020. While asset fees collected decline, the costs to purchase the options incurs a similar decrease.

Net realized investment gains (losses) - Realized gains (losses) on investments include proceeds from bond calls, sales and impairment write-downs as well as gains and losses on the sale of real estate property. The net gains reported for the six months ended June 30, 2021 consisted of gross gains of $6.2 million, primarily related to bond calls of debt securities in the available-to-sale category, offset by gross losses of $(1.4) million. Gross losses in the three and six months ended June 30, 2021 include $1.4 million pertaining to property held by Ozark National which recorded a valuation allowance to reflect the property at its estimated fair value less anticipated costs to sell. The net gains reported for the six months ended June 30, 2020 consisted of gross gains of $6.6 million offset by gross losses of $0.0 million. The gross gains in the first six months of 2020 included proceeds from bonds calls of securities classified in the held-to-maturity category at that time.

Benefits and Expenses. The following table details benefits and expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)

Life and other policy benefits	$35,904	33,431	73,793	67,065
Amortization of deferred transaction costs	25,123	31,100	55,112	61,137
Universal life and annuity contract interest	69,973	61,772	122,818	33,746
Other operating expenses	28,468	29,154	59,803	48,976

Totals	$159,468	155,457	311,526	210,924

Life and other policy benefits - Death claim benefits, the largest component of policy benefits, were $47.5 million in the first six months of 2021 compared to $30.2 million for the first six months of 2020. Of the amount included in the six months ended June 30, 2021, $27.5 million was associated with National Western business and $20.0 million pertained to Ozark National. In the first six months of 2020, these amounts were $14.3 million and $15.9 million for National Western and Ozark National, respectively. Death claim amounts are subject to variation from period to period. For the first six months of 2021, the number of National Western life insurance claims was level with the comparable period in 2020 while the average dollar amount per net claim increased to $52,500 from approximately $36,000. National Western's overall mortality experience has generally been consistent with or better than its product pricing assumptions. The average net claim for Ozark National during the 2021 and 2020 six-month periods was $17,100 and $14,700, respectively. Mortality exposure is managed through reinsurance treaties under which National Western's retained maximum net amount at risk on any one life is capped at $500,000. Ozark National's retained maximum net amount at risk is capped at $200,000 under its reinsurance treaties with limited exceptions related to the conversion of child protection and guaranteed insurability riders.

Both National Western and Ozark National have established specific coding to track the death claim experience associated with COVID-19. During the six months ended June 30, 2021, National Western incurred 115 death claims on life insurance policies in which the reported cause of death was due to the coronavirus (COVID-19) totaling a net claim amount (after reinsurance) of $8.8 million. For the comparable six-month period in 2020, National Western incurred 19 COVID-19 related death claims on life insurance policies totaling a net amount after reinsurance of $0.9 million. During the six months ended June 30, 2021, Ozark National incurred 201 confirmed COVID-19 death claims aggregating to a net claim amount of approximately $4.8 million. For the six months ended June 30, 2020, Ozark National reported 18 COVID-19 death claims totaling to a net claim amount of $0.2 million. The COVID-19 claim activity is included in the claim disclosures made in the preceding paragraph.

Life and other policy benefits also includes policy liabilities held associated with the Company's traditional life products, policies with life contingencies, and riders such as the guaranteed minimum withdrawal benefit rider ("WBR"), a popular rider to National Western's equity-indexed annuity products. The increases in these liabilities for National Western were $5.1 million and $9.9 million in the quarters ended June 30, 2021 and 2020, respectively, and $13.2 million and $19.7 million, respectively, for the six months then ended.

Life and other policy benefits in the quarters ended June 30, 2021 and 2020 includes changes in traditional life reserves and miscellaneous benefit payments associated with Ozark National's operations of $7.3 million and $8.5 million, respectively, and $13.2 million and $17.0 million, respectively, for the six months then ended.

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

The following table identifies the effects of unlocking adjustments on DPAC balances recorded through amortization expense separate from recurring amortization expense components for the three and six months ended June 30, 2021 and 2020.

Amortization of DPAC	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)

Unlocking adjustments	$—	—	—
Other amortization components	19,609	29,493	43,181	57,336

Totals	$19,609	29,493	43,181	57,336

Amortization expense for the three and six months ended June 30, 2021 was comprised of DPAC amortization by National Western of $19.4 million and $42.9 million, respectively, and by Ozark National of $0.2 million and $0.3 million, respectively. Amortization expense for National Western for the three and six months ended June 30, 2021, was reduced by $2.0 million and $3.4 million, respectively, for amounts pertaining to the policies ceded under the funds withheld reinsurance agreement.

The Company's practice is to annually review its actuarial assumptions during the third quarter regarding the emergence of profits pertaining to its blocks of businesses and to update or "unlock" those assumptions which deviate significantly from actual experience. During the three and six months ended June 30, 2021 and 2020, the Company did not unlock its DPAC balances. The Company is required to evaluate its emergence of profits continually and management believes that the current amortization patterns of deferred policy acquisition costs are reflective of actual experience.

As the DPAC balance is an asset on the Company's Condensed Consolidated Balance Sheets, GAAP provides for an earned interest return on the unamortized balance each period. The earned interest serves to increase the DPAC balance and reduce other amortization component expense. The rate at which the DPAC balance earns interest is the average credited interest rate on the Company's universal life and annuity policies in force, including credited interest on equity-indexed policies. The amount of earned interest on DPAC balances recorded for the three months ended June 30, 2021 and 2020 was $10.9 million and $2.4 million, respectively, decreasing other amortization component expense. The amount of interest earned on DPAC balances for the six months ended June 30, 2021 and 2020 was $15.5 million and $10.6 million, respectively. The increased interest amount in 2021 compared to 2020 reflects higher crediting rate returns on equity-index products, particularly life insurance products.

As part of the purchase accounting required with the acquisition of Ozark National effective January 31, 2019, the Company recorded an intangible asset of $180.9 million referred to as the value of business acquired ("VOBA"). VOBA represents the difference between the acquired assets and liabilities of Ozark National measured in accordance with the Company's accounting policies and the fair value of these same assets and liabilities. The VOBA balance sheet amount is amortized following a methodology similar to that used for amortizing deferred policy acquisition costs. In the quarters ended June 30, 2021 and 2020, the Company's VOBA amortization expense was $2.3 million and $1.6 million, respectively, and $4.8 million and $3.8 million, respectively, for the six months then ended.

At December 31, 2020, the Company recorded as an asset on its Consolidated Balance Sheet a deferred Cost of Reinsurance ("COR") amount of $102.8 million associated with the funds withheld reinsurance transaction. This represents the amount of assets transferred at the closing date of funds withheld agreement (debt securities, policy loans, and cash) in excess of the GAAP liability ceded plus a $48 million ceding commission paid to the reinsurer. The COR balance is amortized commensurate with the runoff of the ceded block of funds withheld business. In the three and six months ended June 30, 2021, COR amortization expense of $3.3 million and $7.1 million, respectively, is included in Amortization of deferred transaction costs.

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

Contract interest reported in financial statements also encompasses the performance of the index options associated with the Company's fixed-index products. As previously noted, the market value changes of these derivative features resulted in net realized and unrealized gains/(losses) of $68.2 million and $(66.4) million for the six months ended June 30, 2021 and 2020, respectively. These amounts consisted of realized gains of $69.5 million and unrealized losses of $(1.3) million for the year-to-date 2021 period, and realized gains of $26.8 million and unrealized losses of $(93.2) million for the comparable 2020 time frame. In the second quarter of 2021, the figure was comprised of realized gains of $57.0 million and unrealized losses of $(16.8) million. In the second quarter of 2020, this amount was made up of realized losses of $(4.7) million and unrealized gains of $45.0 million. These returns similarly increased/(decreased) the computed average credited rates for the periods shown above. Policyholders of equity-indexed products cannot receive an interest credit below 0% according to the policy contract terms.

Contract interest expense includes other items which may increase or decrease reported contract interest in a particular reporting period. For the three and six months ended June 30, 2021 and 2020, these other items include the amounts shown in the table below.

Contract Interest Expense	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)

Gross reserve changes	$9,494	6,613	16,012	12,352
Ceded reserve changes under funds withheld	(11,890)	—	(17,143)	—
Unlocking adjustments	—	(12,125)	—	(12,125)
Asset management fees collected	(1,917)	(7,791)	(5,835)	(17,942)
Projected asset management fees	2,120	(3,682)	6,477	25,635
Other embedded derivative components	6,874	(1,276)	7,039	4,848

Totals	$4,681	(18,261)	6,550	12,768

Contract interest expense includes gross reserve changes for immediate annuities, two tier annuities, excess death benefit reserves, excess annuitizations, and amortization of deferred sales inducement balances. These gross reserve items are offset by policy charges assessed for policies having the withdrawal benefit rider (WBR). As changes in these items collectively impact contract interest expense, financial statement interest spread is also affected. Netted against gross reserve changes for the first six months of 2021 is $12.8 million for assessed WBR policy charges compared to $11.8 million in the same period for 2020.

Beginning in 2021 reserve changes associated with the funds withheld annuity policies ceded are no longer liabilities of the Company. Accordingly, contract interest expense is adjusted to remove these expense items which are shown in the above table for the three and six months ended June 30, 2021.

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

Accounting rules required the embedded derivative liability to include a projection of asset management fees estimated to be collected in the succeeding fiscal year due to the Company's historical practice of purchasing options priced to incorporate an expected probability of collecting asset management fees (referred to as "at the money hedging"). This projection for the embedded derivative liability is based upon the most recent performance of the reference equity index. Increases in projected asset management fees to be collected reduce contract interest expense while decreases in projected asset management fees to be collected increase contract interest expense. In the six month periods ended June 30, 2021 and 2020 contract interest was increased by $6.5 million and $25.6 million, respectively, for the projected change in asset management fees to be collected. In the second quarter of 2020, the Company changed its embedded derivative hedging process to incorporate "out of the money" hedging which reduces option costs and eliminates the requirement for estimating probability projections of collected asset management fees. The remaining inventory of annual at the money option hedges completed its roll over to out of the money hedges during the second quarter of 2021. Consequently, the embedded derivative liability component for projected asset management fees to be collected progressively diminished and is phased out as of the end of the 2021 second quarter.

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

Another contract interest expense component is the amortization of deferred sales inducements (included in Reserve changes above). Similar to deferred policy acquisition costs, the Company defers sales inducements in the form of first year credited interest bonuses on annuity products that are directly related to the production of new business. These bonus interest charges are deferred and amortized using the same methodology and assumptions used to amortize other capitalized acquisition costs and the amortization is included in contract interest. In addition, deferred sales inducement balances are also reviewed periodically to ascertain whether actual experience has deviated significantly from that assumed (unlock) and are adjusted to reflect current policy lapse or termination rates, expense levels and credited rates on policies compared to anticipated experience (true-up). These unlocking adjustments, plus or minus, are included in contract interest expense. No unlocking adjustments were made in the three and six months ended June 30, 2021 and 2020.

Other operating expenses - Other operating expenses consist of general administrative expenses, licenses and fees, commissions not subject to deferral, real estate expenses, brokerage expenses, compensation costs, and reinsurance ceded commission expense. These expenses for the three and six months ended June 30, 2021 and 2020 are summarized in the table that follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)

General insurance expenses	$11,856	10,446	23,632	21,159
Compensation expenses	8,198	10,527	20,728	12,226
Commission expenses	2,615	2,640	5,660	5,575
Real estate expenses	1,525	1,475	2,929	2,939
Brokerage expenses (NIS)	1,570	1,204	2,958	2,373
Reinsurance ceded commission expense	4	—	10	—
Taxes, licenses and fees	2,700	2,862	3,886	4,704

Totals	$28,468	29,154	59,803	48,976

General insurance expenses include software amortization expense associated with National Western's proprietary policy administration systems as well as other acquired software. Expenses pertaining to these items were $3.8 million and $3.1 million in the second quarter of 2021 and 2020, respectively and $7.4 million and $6.1 million in the first half of 2021 and 2020, respectively. This category of expenses also includes employee benefit plan expenses for the various employee health and retirement plans the Company sponsors. Related expenses for the second quarter of 2021 and 2020 were $3.1 million and $3.2 million, respectively, and $5.8 million and $6.6 million in the first half of 2021 and 2020, respectively. This category of expenses also includes legal fees and expenses which were $1.1 million and $0.3 million in the quarters ended June 30, 2021 and 2020, respectively, and $1.8 million and $0.8 million, respectively, for the six months year-to-date. The 2021 legal fees and expenses include amounts pertaining to the security incident reported in Part II. Item 1. of this filing.

Compensation expenses include share-based compensation costs related to outstanding vested and nonvested stock appreciation rights ("SARs"), restricted stock units ("RSUs") and performance share units ("PSUs"). The related share-based compensation costs move in tandem not only with the number of awards outstanding but also with the movement in the market price of the Company's Class A common stock as a result of marking the SARs, RSUs, and PSUs to fair value under the liability method of accounting. Consequently, the related expense amount varies positive or negative in any given period. In the amounts shown above, share-based compensation expense totaled $(0.5) million in the second quarter of 2021 and $2.4 million in the second quarter of 2020. For the six-month periods shown, share-based compensation expense was $3.9 million in 2021 and $(3.8) million in 2020. The Company's Class A common share price increased from $206.44 at December 31, 2020 to $224.39 at June 30, 2021, compared to $290.88 at December 31, 2019 and $203.19 at June 30, 2020. No performance share awards were granted in the first six months of 2021 and 2020. Ozark National compensation expenses were $1.0 million and $0.9 million in the second quarter of 2021 and 2020, respectively, and $1.9 million and $1.7 million in the six months ended 2021 and 2020, respectively.

Federal Income Taxes. Federal income taxes on earnings from operations reflect an effective tax rate of 20.6% for the six months ended June 30, 2021 compared to 19.5% for the six months ended June 30, 2020. The Federal corporate tax rate was set at 21% under the 2017 Tax Cuts and Jobs Act ("Tax Act"). The Company's effective tax rate is typically lower than the Federal statutory rate due to tax-exempt investment income related to municipal securities and dividends-received deductions on income from stocks, absent other permanent tax items.

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

Segment Operations

Summary of Segment Earnings

A summary of segment earnings for the three and six months ended June 30, 2021 and 2020 is provided below. The segment earnings exclude realized gains and losses on investments, net of taxes.

	Domestic Life Insurance	International Life Insurance	Annuities	ONL & Affiliates	All Others	Totals

	(In thousands)

Segment earnings:
Three months ended:
June 30, 2021	$3,687	4,942	27,863	4,966	5,744	47,202
June 30, 2020	$1,120	8,737	22,137	3,596	10,354	45,944

Six months ended:
June 30, 2021	$1,405	10,483	79,612	8,235	8,477	108,212
June 30, 2020	$1,754	18,212	4,160	8,483	8,520	41,129

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$12,475	12,009	26,373	23,237
Net investment income	28,247	21,475	52,090	2,092
Other revenues	31	1	52	30

Total premiums and other revenues	40,753	33,485	78,515	25,359

Benefits and expenses:
Life and other policy benefits	5,007	4,169	11,117	10,046
Amortization of deferred transaction costs	153	3,209	5,613	5,782
Universal life insurance contract interest	25,466	19,172	47,087	(2,521)
Other operating expenses	5,482	5,643	12,929	9,938

Total benefits and expenses	36,108	32,193	76,746	23,245

Segment earnings before Federal income taxes	4,645	1,292	1,769	2,114
Provision for Federal income taxes	958	172	364	360

Segment earnings	$3,687	1,120	1,405	1,754

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)

Universal life insurance revenues	$14,671	14,082	30,251	26,687
Traditional life insurance premiums	707	618	1,903	1,896
Reinsurance premiums	(2,903)	(2,691)	(5,781)	(5,346)

Totals	$12,475	12,009	26,373	23,237

National Western's domestic life insurance in force, in terms of policy count, has been declining for some time. The pace of new policies issued has lagged the number of policies terminated from death or surrender causing a declining level of policies in force from which contract revenue is received. Consequently, the number of domestic life insurance policies in force has declined from 47,900 at December 31, 2019 to 46,900 at December 31, 2020, and to 46,500 at June 30, 2021. Policy lapse rates in the first six months of 2021 approximated 6.0% compared to 7.0% and 6.2% in the first six months of 2020 and 2019, respectively. The lapse rate in the first six months of 2020 includes the effect of the pandemic induced economic crisis which caused consumers to access available sources of liquidity. While policy count rates have declined, the face amount of life insurance in force has risen steadily from $3.4 billion at December 31, 2019 to $3.5 billion at December 31, 2020 and to $3.6 billion at June 30, 2021.

Universal life insurance revenues are also generated with the issuance of new business based upon amounts per application and percentages of the face amount (volume) of insurance issued. The number of domestic life policies issued in the first six months of 2021 was 25% higher than in the comparable period for 2020 and the volume of insurance issued was 23% higher than that in 2020.

Universal life insurance revenues also include surrender charge income realized on terminating policies and, in the case of domestic universal life, amortization into income of the premium load on single premium policies which is deferred. The net premium load amortization was $3.4 million and $3.3 million in the six months ended June 30, 2021 and 2020, respectively.

Premiums collected on universal life products are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings in accordance with GAAP. Actual domestic universal life premiums collected are detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)

Universal life insurance:
First year and single premiums	$53,175	37,190	104,815	84,861
Renewal premiums	4,416	4,052	8,283	8,390

Totals	$57,591	41,242	113,098	93,251

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

A detail of net investment income for domestic life insurance operations is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)

Net investment income (excluding derivatives)	$13,007	11,373	25,548	22,280
Index option derivative gain (loss)	15,240	10,102	26,542	(20,188)

Net investment income	$28,247	21,475	52,090	2,092

As seen in the above table, reported net investment income includes the gains and losses on index options purchased to back the index crediting mechanism on fixed-index universal life products. The gain or loss on index options follows the movement of the S&P 500 Index (the primary index for the Company's fixed-index products) with realized gains or losses being recognized on the anniversary of each index option based upon the S&P 500 Index level at each expiration date relative to the index level at the time the index option was purchased, and unrealized gains and losses being recorded for index options outstanding based upon the S&P 500 Index at the balance sheet reporting date as compared to the index level at the time each respective option was purchased.

Life and policy benefits for a smaller block of business are subject to variation from period to period. Claim count activity during the first six months of 2021 decreased 5% compared to the first six months of 2020 while the average net claim amount (after reinsurance) increased to $33,400 from $25,900. Reported claims in the six months ended June 30, 2021 for which the cause of death was identified as COVID-19 were $3.0 million after reinsurance. The low face amount per claim relative to current issued amounts of insurance per policy reflects the older block of domestic life insurance policies sold consisting of final expense type products (i.e. purchased to cover funeral costs) which typically had smaller face amounts of insurance coverage. Claims on these older blocks of policies are more susceptible to COVID-19 mortality given the higher attained ages of this business. GAAP reporting requires that claims be recorded net of any cash value amounts that have been accumulated in the policies. The Company's overall mortality experience for this segment has been consistent with pricing assumptions.

Included in amortization of deferred transaction costs is DPAC amortization. As noted previously in the discussion of Results of Operations, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience with the adjustment reflected in current period amortization expense. To the extent required, unlocking adjustments may also be recorded to DPAC balances. The following table identifies the effects of unlocking adjustments on domestic life insurance DPAC balances recorded through amortization expense separate from recurring amortization expense components for the three and six months ended June 30, 2021 and 2020.

Amortization of DPAC	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)

Unlocking adjustments	$—	—	—	—
DPAC amortization expense	153	3,209	5,613	5,782

Totals	$153	3,209	5,613	5,782

In the Consolidated Operations discussion of amortization of deferred acquisition costs it was noted that interest earned on DPAC balances serves to offset (decrease) amortization expense and that the interest rate used is the crediting rate experience during the period. The decrease in amortization expense in 2021 relative to 2020 reflects higher interest earned on universal life DPAC balances due to increased realized gains from index options. Credited interest rates during the second quarter of 2021 approximated 10% on indexed universal life as compared to 2% in the second quarter of 2020.

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

International Life Insurance Operations

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$20,656	23,061	40,836	45,928
Net investment income	13,847	11,153	25,963	2,153
Other revenues	44	(6)	72	48

Total premiums and other revenues	34,547	34,208	66,871	48,129

Benefits and expenses:
Life and other policy benefits	5,302	3,684	9,677	7,015
Amortization of deferred transaction costs	6,163	6,844	11,555	12,896
Universal life insurance contract interest	12,226	9,492	23,025	(1,345)
Other operating expenses	4,646	4,517	9,420	7,613

Total benefits and expenses	28,337	24,537	53,677	26,179

Segment earnings before Federal income taxes	6,210	9,671	13,194	21,950
Provision for Federal income taxes	1,268	934	2,711	3,738

Segment earnings	$4,942	8,737	10,483	18,212

As with domestic life operations, revenues from the international life insurance segment include both premiums on traditional type products and contract revenues from universal life insurance. A comparative detail of premiums and contract revenues is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)

Universal life insurance revenues	$20,039	22,007	40,004	44,476
Traditional life insurance premiums	2,106	2,283	4,029	4,444
Reinsurance premiums	(1,489)	(1,229)	(3,197)	(2,992)

Totals	$20,656	23,061	40,836	45,928

Universal life revenues and operating earnings are largely generated from the amount of life insurance in force. The volume of in force for this segment, primarily universal life, has contracted from $13.7 billion at December 31, 2019 to $12.4 billion at December 31, 2020 and to $11.8 billion at June 30, 2021.

Another component of international universal life revenues includes surrender charges assessed upon surrender of contracts by policyholders. In addition to termination rates trending lower, the resulting surrender charge fee revenue has been less due to policy contract provisions which provide for lower surrender charge fees to be assessed later in the contract term. The following table illustrates National Western's recent international life termination experience.

	Amount in $'s	Annualized Termination Rate
	(millions)

Volume In Force Terminations
Six Months Ended June 30, 2021	572.4	9.2%
Year ended December 31, 2020	1,295.2	9.5%
Year ended December 31, 2019	1,671.5	10.9%
Year ended December 31, 2018	1,706.3	10.0%
Year ended December 31, 2017	2,309.7	12.2%
Year ended December 31, 2016	2,340.6	11.6%

As noted previously, premiums collected on universal life products are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings in accordance with GAAP. Actual international universal life premiums collected are detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)

Universal life insurance:
First year and single premiums	$—	3	—	5
Renewal premiums	12,018	12,394	25,034	26,972

Totals	$12,018	12,397	25,034	26,977

National Western's most popular international products were its fixed-index universal life products in which the policyholder could elect to have the interest rate credited to their policy account values linked in part to the performance of an outside equity index. These products issued were not generally available in the local markets when sold. Included in the totals in the above table are collected renewal premiums for fixed-index universal life products of approximately $14.4 million and $16.0 million for the first six months of 2021 and 2020, respectively. The declining trend in renewal premiums during these periods corresponds with the decline in policies in force due to increased termination activity as discussed above.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)

Net investment income (excluding derivatives)	$5,684	6,835	11,563	13,646
Index option derivative gain (loss)	8,163	4,318	14,400	(11,493)

Net investment income	$13,847	11,153	25,963	2,153

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

Life and policy benefits primarily consist of death claims on policies. National Western's clientèle for international products are generally wealthy individuals with access to U.S. dollars and quality medical care. Consequently, the amounts of coverage purchased historically tended to be larger amounts. Life and policy benefit expense for the international life segment reflects the larger policies historically purchased, however mortality due to natural causes is comparable to that in the United States. The Company's maximum risk exposure per insured life is capped at $500,000 through reinsurance. The average international life net claim amount (after reinsurance) in the first six months of 2021 increased to $170,700 from $133,800 in the first six months of 2020 while the number of claims incurred increased 49%. Of the increase in number of claims, approximately three-fourths were from deaths due to COVID-19. Net claims, after reinsurance, associated with COVID-19 were $5.7 million in the six months ended June 30, 2021.

Included in amortization of deferred transaction costs is DPAC amortization. The Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels, and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking adjustments on international life insurance DPAC balances recorded through amortization expense separate from recurring amortization expense components for the three and six months ended June 30, 2021 and 2020.

Amortization of DPAC	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)

Unlocking adjustments	$—	—	—	—
DPAC amortization expense	6,163	6,844	11,555	12,896

Totals	$6,163	6,844	11,555	12,896

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

Annuity Operations

A comparative analysis of results of operations for National Western's annuity segment is detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$3,742	4,699	7,672	9,349
Net investment income	100,199	97,666	219,923	108,297
Other revenues	1,389	(8)	2,763	(4)

Total premiums and other revenues	105,330	102,357	230,358	117,642

Benefits and expenses:
Life and other policy benefits	9,829	8,880	19,830	17,069
Amortization of deferred transaction costs	16,378	19,344	32,825	38,365
Annuity contract interest	32,281	33,108	52,706	37,612
Other operating expenses	11,864	12,715	24,794	19,582

Total benefits and expenses	70,352	74,047	130,155	112,628

Segment earnings before Federal income taxes	34,978	28,310	100,203	5,014
Provision for Federal income taxes	7,115	6,173	20,591	854

Segment earnings	$27,863	22,137	79,612	4,160

Premiums and contract charges primarily consist of surrender charge income recognized on terminated policies. The amount of the surrender charge income recognized is determined by the volume of surrendered contracts as well as the duration of each contract at the time of surrender given the pattern of declining surrender charge rates over time that is common to most annuity contracts. The Company's lapse rate for annuity contracts in the first six months of 2021 was 9.3% which was slightly higher compared to the 8.9% rate during the same period in 2020. An outcome of the COVID-19 pandemic crisis has been a movement of consumers toward fortifying liquidity positions. This has manifested in greater withdrawal and surrender activity. In addition, annuity contracts with fixed interest rates are more prone to terminate as contracts approach the end of their surrender charge period and in periods of rising interest rates.

Deposits collected on annuity contracts are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings in accordance with GAAP. Actual annuity deposits collected for the three and six months ended June 30, 2021 and 2020 are detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)

Fixed-index annuities	$115,609	72,124	233,729	148,392
Other deferred annuities	767	2,395	1,961	4,083
Immediate annuities	5,329	8,498	17,181	13,075

Totals	$121,705	83,017	252,871	165,550

Fixed-index products are attractive for consumers when interest rate levels remain low and equity markets produce positive returns. Since National Western does not offer variable products or mutual funds, fixed-index products provide an important alternative to the Company's existing fixed interest rate annuity products. Fixed-index annuity deposits as a percentage of total annuity deposits were 92% and 90% for the six months ended June 30, 2021 and 2020, respectively. The percentage of fixed-index products to total annuity sales reflects the low interest rate environment and the overall positive performance in the equities market.

Some of the Company's deferred products, including fixed-index annuity products, contain a first year interest bonus, in addition to the base first year interest rate, which is credited to the account balance when premiums are applied. These sales inducements are deferred in conjunction with other capitalized policy acquisition costs. The amounts currently deferred to be amortized over future periods amounted to approximately $10.7 million and $2.9 million during the first six months of 2021 and 2020, respectively. Amortization of deferred sales inducements is included as a component of annuity contract interest as described later in this discussion of Annuity Operations.

A detail of net investment income for annuity operations is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)

Net investment income (excluding derivatives and trading securities)	$57,243	71,843	110,064	143,002
Index option derivative gain (loss)	16,763	25,823	27,248	(34,705)
Embedded derivative liability decrease	1,970	—	72,340	—
Trading securities market adjustment	24,223	—	10,271	—

Net investment income	$100,199	97,666	219,923	108,297

In the three and six months ended June 30, 2021, net investment income was reduced by $14.1 million and $27.2 million, respectively, for amounts ceded to the reinsurer in the funds withheld reinsurance transaction executed December 31, 2020.

As seen in the above table, net investment income also includes the derivative gains and losses on index options purchased to back the index crediting mechanism on fixed-index products. The derivative gain or loss on index options follows the movement of the reference indice with realized gains or losses being recognized on the anniversary of each index option based upon the reference indice at the expiration date relative to the index level at the time the index option was purchased. Unrealized gains and losses are recorded for index options outstanding based upon their fair value, largely determined by the reference indice level, at the balance sheet reporting date as compared to the original purchase cost of each respective option.

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

The funds withheld reinsurance agreement executed December 31, 2020 introduced embedded derivative accounting with respect to the annuity policyholder obligations reinsured. During the three and six months ended June 30, 2021, the embedded derivative liability decreased by $2.0 million and $72.3 million, respectively, which was recorded as investment income. Debt securities supporting the funds withheld policyholder obligations classified as trading securities incurred a $24.2 million market value increase in the quarter ended June 30, 2021 and a $10.3 million market value increase in the six months ended June 30, 2021, which was also recorded as a component of net investment income. The total of these two amounts, or $26.2 million and $82.6 million in the three and six months ended June 30, 2021, increased net investment income for the Annuity segment.

Other revenues in the three and six months ended June 30, 2021 include $1.3 million and $2.7 million, respectively, of maintenance expense allowance revenue. Under terms of the funds withheld reinsurance contract, National Western earns from the reinsurer a monthly expense allowance equal to the average policy count of the funds withheld reinsured block of business multiplied by a stated amount per policy.

Included in amortization of deferred transaction costs is DPAC amortization. Consistent with the domestic and international life segments, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking adjustments on annuity DPAC balances recorded through amortization expense separate from recurring amortization expense components for the three and six months ended June 30, 2021 and 2020.

Amortization of deferred transaction costs	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)

Unlocking adjustments	$—	—	—	—
DPAC amortization expense	13,115	19,344	25,695	38,365
COR amortization expense	3,263	—	7,130	—

Totals	$16,378	19,344	32,825	38,365

Amortization of DPAC balances is proportional to estimated expected gross profits ("EGPs") for a line of business. The EGPs of the block of annuity policies have been steadily decreasing with the declining amount of policies in force, as well as DPAC unlocking in recent years for unfavorable experience. In addition, experience which deviates from the EGPs assumed, such as the amounts of assets fees collected, can similarly increase or decrease the amortization of DPAC. In the three and six months ended June 30, 2021, amortization expense was reduced by $2.0 million and $3.4 million, respectively, for DPAC ceded to a reinsurer under the funds withheld reinsurance agreement entered into at December 31, 2020.

Amortization of deferred transaction costs includes amortization of the cost of reinsurance recorded at year-end 2020 associated with the funds withheld reinsurance agreement. At December 31, 2020, the Company recorded as an asset on the Consolidated Balance Sheet a deferred Cost of Reinsurance ("COR") amount of $102.8 million associated with the funds withheld reinsurance transaction. This represents the amount of assets transferred at the closing date of the funds withheld agreement (debt securities, policy loans, and cash) in excess of the GAAP liability ceded plus a $48 million ceding commission paid to the reinsurer. The COR balance is amortized commensurate with the runoff of the ceded block of funds withheld business. In the three and six months ended June 30, 2021, COR amortization expense of $3.3 million and $7.1 million, respectively, is included in Amortization of deferred transaction costs.

Annuity contract interest includes the equity component return associated with the call options purchased to hedge National Western's fixed-index annuities. The detail of fixed-index annuity contract interest as compared to contract interest for all other annuities is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)

Fixed-index annuities	$34,443	10,638	57,942	(2,359)
All other annuities	(760)	19,180	(1,577)	33,321

Gross contract interest	33,683	29,818	56,365	30,962
Bonus interest deferred and capitalized	(5,007)	(1,364)	(10,711)	(2,871)
Bonus interest amortization	3,605	4,654	7,052	9,521

Total contract interest	$32,281	33,108	52,706	37,612

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

As noted in the discussion in the Consolidated Operations section, collection of asset management fees on positive returns of expiring options is subtracted from contract interest credited to policyholders. This offset serves to lessen the increase in contract interest expense relative to the option gains reported in the Company's net investment income. Asset management fees collected during the three and six months ended June 30, 2021 were $1.9 million and $5.8 million compared to $7.8 million and $17.9 million in the corresponding periods of 2020.

As previously noted, accounting rules require the embedded derivative liability to include a projection of asset management fees estimated to be collected in the succeeding fiscal year due to the Company's historical practice of purchasing options priced to incorporate an expected probability of collecting asset management fees (referred to as "at the money hedging"). This projection for the embedded derivative liability is based upon the most recent performance of the reference equity index. Increases in projected asset management fees to be collected reduce contract interest expense while decreases in projected asset management fees to be collected increase contract interest expense. In the three month periods ended June 30, 2021 and 2020, contract interest was increased $2.1 million and decreased $(3.7) million, respectively, for the projected change in asset management fees to be collected. In the six month periods ended June 30, 2021 and 2020, contract interest was increased $6.5 million and $25.6 million, respectively, for the projected change in asset management fees to be collected. In the second quarter of 2020, the Company changed its embedded derivative hedging process to incorporate "out of the money" hedging which reduces option costs and eliminates probability projections of collected asset management fees. As of the end of the second quarter of 2021, the inventory of annual at the money hedges rolled over to only out of the money hedges. Accordingly, the embedded derivative liability component due to the projected asset management fees to be collected will no longer be applicable.

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

Annuity contract interest includes true-up adjustments for the deferred sales inducement balance which are done each period similar to that done with respect to DPAC balances with the adjustment reflected in current period contract interest expense. To the extent required, the Company may also record unlocking adjustments to deferred sales inducement balances in conjunction with DPAC balance unlockings. The Company had no unlocking adjustments in the first six months of 2021 and 2020.

ONL & Affiliates

Ozark National and NIS are combined into a separate segment "ONL & Affiliates" given their inter-related marketing and sales approach which consists of a coordinated sale of a non-participating whole life insurance product (Ozark National) and a mutual fund investment product (NIS). An analysis of results of operations for the ONL & Affiliates segment is detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)

Premiums and other revenues:
Premiums and contract charges	$19,299	19,841	38,764	39,924
Net investment income	6,780	6,549	13,354	12,850
Other revenues	3,273	2,319	6,199	4,741

Total premiums and other revenues	29,352	28,709	58,317	57,515

Benefits and expenses:
Life and other policy benefits	15,766	16,698	33,169	32,935
Amortization of deferred transaction costs	2,429	1,703	5,119	4,094
Other operating expenses	4,933	4,794	9,679	8,863

Total benefits and expenses	23,128	23,195	47,967	45,892

Segment earnings before Federal income taxes	6,224	5,514	10,350	11,623
Provision for Federal income taxes	1,258	1,918	2,115	3,140

Segment earnings	$4,966	3,596	8,235	8,483

Revenues from ONL & Affiliates principally include life insurance premiums on traditional type products. Unlike universal life, revenues from traditional products are simply life premiums recognized as income over the premium-paying period of the related policies. The detail of premiums is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)

Traditional life insurance premiums	$19,903	20,422	39,970	41,104
Other insurance premiums and considerations	117	105	229	223
Reinsurance premiums	(721)	(686)	(1,435)	(1,403)

Totals	$19,299	19,841	38,764	39,924

Ozark National's traditional life block of business at June 30, 2021 included approximately 177,000 policies in force representing over $5.9 billion of life insurance coverage. The repetitive pay nature of Ozark National's business promotes a higher level of persistency with an annualized lapse rate of 4.4% through June 30, 2021 as compared to the 4.1% rate experienced in the first six months of 2020. Traditional life premiums by first year and renewal are detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)

Traditional life insurance premiums:
First year premiums	$828	1,031	1,558	2,246
Renewal premiums	19,075	19,391	38,412	38,858

Totals	$19,903	20,422	39,970	41,104

Other revenues consists primarily of brokerage revenue of NIS. Brokerage revenues of $6.1 million and $4.7 million for the six months ended June 30, 2021 and 2020, respectively, had associated brokerage expense of $3.0 million and $2.4 million which is included in Other operating expenses. Brokerage revenues of $3.2 million and $2.3 million for the three months ended June 30, 2021 and 2020, respectively, had associated brokerage expense of $1.6 million and $1.2 million.

The average face value of Ozark National's policies in force at June 30, 2021 was approximately $33,600. Life and policy benefits for smaller face amounts are subject to variation from quarter to quarter. Incurred net death claims, after reinsurance, for the first six months of 2021 were $20.0 million representing an average net claim of $17,100. Incurred net death claims in the six month period ended June 30, 2020 were $15.9 million representing a net average claim of $14,700. Included in the activity for 2021 were reported COVID-19 net claims of approximately $4.8 million. Ozark National's maximum retention on any single insured life is $200,000 with limited exceptions related to the conversion of child protection and guaranteed insurability riders. The balance of life and policy benefits during the three and six months ended June 30, 2021 and 2020 consisted of increases in insurance reserves and payments of other policy benefits.

Amortization of deferred transaction costs for this segment includes amortization of DPAC and the value of business acquired ("VOBA"). VOBA represents the difference between the acquired assets and liabilities of Ozark National at the acquisition date measured in accordance with the Company's accounting policies and the fair value of these same assets and liabilities. The VOBA balance sheet amount is amortized following a methodology similar to that used for amortizing deferred policy acquisition costs. Subsequent to its acquisition effective January 31, 2019, Ozark National began deferring policy acquisition costs and amortizing these deferrals similar to the methodology employed by National Western. The following table identifies the amortization expense of Ozark National's DPAC and VOBA for the three and six months ended June 30, 2021 and 2020.

Amortization of deferred transaction costs	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)

Unlocking	$—	—	—	—
VOBA amortization expense	2,251	1,607	4,801	3801
DPAC amortization expense	178	96	318	293

Totals	$2,429	1,703	5,119	4,094

Other Operations

The Company's primary business encompasses its domestic and international life insurance operations, its annuity operations, and ONL & Affiliates. However, the Company also has real estate and other investment operations through its wholly owned subsidiaries.

Pre-tax operating amounts include the results of BP III, the entity owning and operating the Company's home office facility in Austin, Texas. BP III incurred pre-tax losses of $(0.4) million and $(0.6) million for the six months ended June 30, 2021 and 2020, respectively. National Western maintains its home office in this facility leasing approximately 40% of the space available. The lease payments made by National Western to BP III have been eliminated in consolidation.

The remaining pre-tax earnings of $11.3 million and $11.0 million in Other Operations during the six-month periods includes investment income from real estate, municipal bonds, and common and preferred equities held in subsidiary company portfolios principally for tax-advantage purposes. Included in these amounts are semi-annual distributions from a life interest in the Libbie Shearn Moody Trust which is held in NWLSM, Inc. Pre-tax distributions from this trust were $2.7 million and $2.8 million in the six-month periods ended June 30, 2021 and 2020, respectively. The Company holds a modest portfolio of equity securities, primarily in NWL Financial, Inc., whose fair value changes are recorded in net investment income. For the three months ended June 30, 2021 and 2020, the market value changes for these securities were $2.0 million and $1.8 million, respectively, and for the six months there ended were $3.4 million and $(4.1) million, respectively.

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

	June 30, 2021		December 31, 2020
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Debt securities available-for-sale	$9,617,027	84.3	$10,770,923	94.2
Debt securities trading	1,066,454	9.3	—	—
Mortgage loans	394,112	3.5	332,521	2.9
Policy loans	71,640	0.6	74,083	0.6
Derivatives, index options	114,840	1.0	132,821	1.2
Real estate	33,495	0.3	33,783	0.3
Equity securities	21,132	0.2	17,744	0.2
Other	93,109	0.8	70,330	0.6

Totals	$11,411,809	100.0	$11,432,205	100.0

Invested assets at June 30, 2021 include Ozark National and NIS amounts as follows: Debt securities of $810.3 million; Policy loans of $24.1 million; and Real estate of $4.6 million. These invested asset amounts at December 31, 2020 were: Debt securities of $811.6 million; Policy loans of $25.5 million; and Real Estate of $4.6 million.

Debt Securities

GAAP accounting requires investments in debt securities to be classified into one of three categories: (a) trading securities; (b) securities available-for-sale; or (c) securities held-to-maturity. The Company generally purchases securities with the intent to hold to maturity and has historically classified its debt securities into either the held-to-maturity or available-for-sale categories. As an outcome of the funds withheld reinsurance agreement executed December 31, 2020, the Company reclassified all of its debt security holdings at that time into the available-for-sale category. The discussion that follows reflects this category classification.

The Company maintains a diversified portfolio which consists mostly of corporate, mortgage-backed, and public utility fixed income securities. Investments in mortgage-backed securities primarily include U.S. Government agency pass-through securities and collateralized mortgage obligations ("CMO"). The Company's investment guidelines prescribe limitations by type of security as a percent of the total investment portfolio and all holdings were within these threshold limits. As of June 30, 2021 and December 31, 2020, the Company's available-for-sale debt securities portfolio consisted of the following classes of securities:

	June 30, 2021		December 31, 2020
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Corporate	$7,079,819	73.7	$8,098,973	75.2
Residential mortgage-backed securities	769,978	8.0	953,788	8.9
Public utilities	850,620	8.8	909,910	8.4
State and political subdivisions	505,353	5.3	566,089	5.3
U.S. agencies	51,966	0.5	75,441	0.7
Asset-backed securities	278,948	2.9	120,524	1.1
Commercial mortgage-backed	28,372	0.3	31,471	0.3
Foreign governments	48,740	0.5	11,449	0.1
U.S. Treasury	3,231	—	3,278	—

Totals	$9,617,027	100.0	$10,770,923	100.0

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

	Six Months Ended June 30,	Year Ended December 31,
	2021	2020

	($ In thousands)

Cost of acquisitions	$782,207	$727,947
Average credit quality	BBB+	BBB+
Effective annual yield	3.00%	3.33%
Spread to treasuries	1.23%	2.10%
Effective duration	10.8 years	12.2 years

Over the past several years, the Company has been purchasing a greater proportion of longer maturity debt securities to match the increased duration of its growing life insurance policy liabilities. Purchases in prior periods were concentrated in effective durations between eight and nine years.

In addition to diversification, an important aspect of the Company's investment approach is managing the credit quality of its investment in debt securities. Thorough credit analysis is performed on potential corporate investments including examination of a company's credit and industry outlook, financial ratios and trends, and event risks. This emphasis is reflected in the high average credit rating of the Company's debt securities portfolio with 98.1%, as of June 30, 2021, held in investment grade securities. In the table below, investments in available-for-sale debt securities are classified according to credit ratings by nationally recognized statistical rating organizations.

	June 30, 2021		December 31, 2020
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

AAA	$117,424	1.2	$116,147	1.1
AA	2,705,262	28.1	1,818,879	16.9
A	1,820,669	18.9	3,188,008	29.6
BBB	4,794,353	49.9	5,344,412	49.6
BB and other below investment grade	179,319	1.9	303,477	2.8

Totals	$9,617,027	100.0	$10,770,923	100.0

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

	Available-for-Sale Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	% of Invested Assets

	(In thousands, except percentages)

June 30, 2021	$175,551	179,319	179,319	1.6%

December 31, 2020	$300,417	303,477	303,477	2.7%

The Company's percentage of below investment grade securities as of June 30, 2021 compared with the percentage at December 31, 2020 decreased mostly due to the disposal of several below investment grade securities in the first six months of 2021. The Company's holdings of below investment grade securities are relatively small and as a percentage of total invested assets remain low compared to industry averages.

Holdings in below investment grade securities as of June 30, 2021 are summarized below by category, including their comparable fair value as of December 31, 2020. The Company continually monitors developments in these industries for issues that may affect security valuation.

	Available-for-Sale Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	Fair Value
Industry Category	June 30, 2021	June 30, 2021	June 30, 2021	December 31, 2020

	(In thousands)

Retail	$4,477	4,669	4,669	4,460
Asset-backed securities	3,987	4,149	4,149	4,149
Oil & gas	105,642	106,820	106,820	104,072
Manufacturing	32,960	33,650	33,650	33,496
Utilities	15,983	17,326	17,326	17,527
Other	12,502	12,705	12,705	9,839

Total before Allowance for credit losses	175,551	179,319	179,319	173,543

Allowance for credit losses	—	—	—	—

Totals	$175,551	179,319	179,319	173,543

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

Under prior GAAP guidance pertaining to the recognition and accounting for other-than-temporary impairments and their classification as either a credit loss or non non-credit loss, the Company recognized a cumulative total of $7.8 million of other-than-temporary impairments of which $7.8 million was deemed credit related and recognized as realized investment losses in earnings, and $0.0 million, net of amortization, which was deemed non-credit related and recognized in other comprehensive income.

The Company adopted new accounting guidance effective January 1, 2020 for credit loss recognition of certain financial assets, including debt securities classified in the "held-to-maturity" category. The Company employed a cohort cumulative loss rate method in estimating current expected credit losses with respect to its held-to-maturity debt securities. This method applied publicly available industry wide statistics of default incidence by defined segmentations of debt security investments combined with future assumptions regarding economic conditions (i.e. GDP forecasts) both in the near term and the long term. The following table presents the allowance for credit losses for the three and six months ended June 30, 2020.

	Three Months Ended June 30,	Six Months Ended June 30,
	2020	2020

	(In thousands)

Debt Securities Allowance for Credit Losses:
Balance, beginning of the period	$6,039	—
Provision at January 1, 2020 for adoption of new accounting guidance	—	3,334
(Releases)/provision during the period	(1,099)	1,606

Balance, end of period	$4,940	4,940

As described previously, at December 31, 2020, the Company was required to reclassify all of its held-to-maturity debt securities to the available-for-sale category eliminating the need for an allowance in 2021.

The Company's holdings in available-for-sale provide flexibility (a) to react to market opportunities and conditions and (b) to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.

	June 30, 2021
	Fair Value	Amortized Cost	Allowance for Credit Losses	Unrealized Gains (Losses)

	(In thousands)

Debt securities available-for-sale	$9,617,027	8,973,860	—	643,167
Debt securities trading	1,066,454	1,056,183	—	10,271

Totals	$10,683,481	10,030,043	—	653,438

Under terms of the funds withheld reinsurance agreement, effective December 31, 2020, the Company, on behalf of the reinsurer, transferred debt securities approximating $1.7 billion to a funds withheld account. Due to the nature of the reinsurance transaction, these debt securities remained as invested assets on the Company's financial statements and were included in the available-for-sale category. In accordance with the terms of the agreement, the reinsurer, or their appointed sub-advisor, was granted investment management authority with respect to these securities following agreed upon investment guidelines defined in the reinsurance agreement. During the first six months of 2021, the reinsurer actively engaged in selling debt securities in the funds withheld account and purchasing other debt securities. The debt securities acquired by the reinsurer remain as invested assets on the Company's financial statements and have been classified as trading debt securities. The designation as trading debt securities allows the market value fluctuation of these securities to be recorded directly in the Condensed Consolidated Statements of Earnings. This results in offsetting the embedded derivative liability change due to market value fluctuations which is also recorded directly in the Condensed Consolidated Statements of Earnings.

At June 30, 2021, the Company's trading debt securities portfolio consisted of the following classes of securities:

	June 30, 2021		December 31, 2020
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Corporate	$426,997	40.0	$—	—
Residential mortgage-backed securities	55,533	5.2	—	—
Public utilities	36,894	3.5	—	—
State and political subdivisions	17,292	1.6	—	—
Asset-backed securities	322,123	30.2	—	—
Commercial mortgage-backed	207,615	19.5	—	—

Totals	$1,066,454	100.0	$—	—

In the table below, investments in trading debt securities are classified according to credit ratings by nationally recognized statistical rating organizations.

	June 30, 2021		December 31, 2020
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

AAA	$3,439	0.3	$—	—
AA	177,913	16.7	—	—
A	229,852	21.6	—	—
BBB	616,781	57.8	—	—
BB and other below investment grade	38,469	3.6	—	—

Totals	$1,066,454	100.0	$—	—

The investments in the trading debt securities below investment grade are summarized below.

	Below Investment Grade Trading Debt Securities
	Amortized Cost	Carrying Value	Fair Value	% of Invested Assets

	(In thousands, except percentages)

June 30, 2021	$39,253	38,469	38,469	0.3%

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

The Company targets a minimum specified yield on mortgage loan investments determined by reference to currently available debt security instrument yields plus a desired amount of incremental basis points. During the past several years, the low interest rate environment, along with a competitive marketplace, resulted in fewer loan opportunities being available that met the Company's required rate of return. During the first half of 2020, mortgage loan originations were further impeded by the COVID-19 pandemic and its effects upon the commercial real estate market. Mortgage loans originated by the Company totaled $70.3 million for the six months ended June 30, 2021 and $80.2 million for the year ended December 31, 2020.

Loans in foreclosure, loans considered impaired, or loans past due 90 days or more are placed on a non-accrual status. If a mortgage loan is determined to be on non-accrual status, the mortgage loan does not accrue any revenue in the Condensed Consolidated Statements of Earnings. The loan is independently monitored and evaluated as to potential impairment or foreclosure. If delinquent payments are made and the loan is brought current, then the Company returns the loan to active status and accrues income accordingly. The Company currently has no loans past due 90 days. As a result of the economic climate change induced by the COVID-19 virus, various mortgage loan borrowers of the Company requested a temporary forbearance of principal payments on loans in the range of three to nine months. During the year ended December 31, 2020 there were eight loans representing an aggregate principal balance of $29.2 million with borrowers meeting specified criteria of the Company that forbearance terms were agreed to. All forbearance loans returned to the terms of the original loan agreements during the first quarter of 2021.

The Company held net investments in mortgage loans, after allowances for possible losses, totaling $394.1 million and $332.5 million at June 30, 2021 and December 31, 2020, respectively. The diversification of the portfolio by geographic region and by property type was as follows:

	June 30, 2021		December 31, 2020
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Geographic Region:
West South Central	$239,582	60.3	$201,501	60.1
South Atlantic	51,211	12.9	51,857	15.5
East North Central	16,203	4.1	16,478	4.9
West North Central	12,343	3.1	12,423	3.7
East South Central	27,314	6.9	27,590	8.2
Pacific	6,117	1.5	6,228	1.9
Middle Atlantic	15,022	3.8	1,975	0.6
Mountain	29,522	7.4	16,955	5.1
Gross balance	397,314	100.0	335,007	100.0

Market value adjustment	36	—	—	—
Allowance for credit losses	(3,238)	(0.8)	(2,486)	(0.7)

Totals	$394,112	99.2	$332,521	99.3

	June 30, 2021		December 31, 2020
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Property Type:
Retail	$133,081	33.5	$92,173	27.5
Office	120,488	30.3	111,735	33.3
Storage facility	61,478	15.5	53,591	16.0
Apartments	29,481	7.4	29,743	8.9
Industrial	34,574	8.7	29,131	8.7
Hotel	8,134	2.0	8,372	2.5
Land/Lots	4,595	1.2	4,680	1.4
All other	5,483	1.4	5,582	1.7
Gross balance	397,314	100.0	335,007	100.0

Market value adjustment	36	—%	—	—%
Allowance for credit losses	(3,238)	(0.8)	(2,486)	(0.7)

Totals	$394,112	99.2	$332,521	99.3

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Mortgage Loans Allowance for Credit Losses:
Balance, beginning of the period	$3,033	1,885	2,486	675
Provision January 1, 2020 for adoption of new accounting guidance	—	—	—	504
Provision during the period	205	342	752	1,048

Balance, end of period	$3,238	2,227	3,238	2,227

The Company's direct investments in real estate are not a significant portion of its total investment portfolio and consist primarily of income-producing properties which are being operated by a wholly owned subsidiary of National Western. The Company's real estate investments totaled approximately $33.5 million and $33.8 million at June 30, 2021 and December 31, 2020, respectively. During the second quarter of 2021 the Company recorded an impairment of $1.4 million on certain real estate and home office property located in Kansas City, Missouri which was re-classified as "held-for-sale" at its combined asset group's fair value less cost to sell of $12.2 million

The Company recognized operating income of approximately $1.4 million and $1.5 million on real estate properties in the first six months of 2021 and 2020, respectively. The Company monitors the conditions and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition.

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

The movement of interest rates and fair values of available-for-sale debt securities is reflected in the tables below.

	June 30, 2021	March 31, 2021	December 31, 2020

	(In thousands except percentages)

Debt securities - fair value	$9,617,027	10,014,351	10,770,923
Debt securities - amortized cost	$8,973,860	9,447,267	9,874,543
Fair value as a percentage of amortized cost	107.17%	106.00%	109.08%
Net unrealized gain (loss) balance	$643,167	567,084	896,380
Ten-year U.S. Treasury bond – (decrease) increase in yield for the period	(0.27)%	0.82%	(1.00)%

The Company's unrealized gain (loss) balance for debt securities held at June 30, 2021 and December 31, 2020 is shown in the following table. The change in unrealized balance pertaining to debt securities available-for-sale is recorded in Other comprehensive income in the Condensed Consolidated Statements of Comprehensive Income while the change in unrealized balance pertaining to debt securities trading is recorded in net investment income in the Condensed Consolidated Statements of Earnings.

	Net Unrealized Gain (Loss) Balance
	At June 30, 2021	At March 31, 2021	At December 31, 2020	Quarter Change in Unrealized Balance	Year-to-date Change in Unrealized Balance

	(In thousands)

Debt securities available-for-sale	$643,167	567,084	896,380	76,083	(253,213)
Debt securities trading	10,271	(13,952)	—	24,223	10,271

Totals	$653,438	553,132	896,380	100,306	(242,942)

Changes in interest rates can have a sizable effect on the fair values of the Company's debt securities. The market interest rate of the ten-year U.S. Treasury bond increased 55 basis points from 0.92% at year-end 2020 to 1.47 % by the end of the first six months of 2021. Therefore the decrease in the unrealized gain balance position is an expected portfolio value movement.

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

The Company performed detailed sensitivity analysis as of December 31, 2020, for its interest rate-sensitive assets and liabilities. The changes in market values of the Company's debt securities in the first six months of 2021 were reasonable given the expected range of results of this analysis.

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

The Company follows the industry practice of reinsuring (ceding) portions of its insurance risks with a variety of reinsurance companies on either a coinsurance or a modified coinsurance basis in order to limit risk. Use of reinsurance does not relieve the Company of its primary liability to pay the full amount of the insurance benefit in the event the reinsurer (counterparty) fails to honor its contractual obligation. Consequently, the Company avoids concentrating reinsurance counterparty credit risk with any one reinsurer and only maintains reinsurance agreements with reputable carriers which are well-capitalized and highly rated by independent rating agencies. With respect to the funds withheld coinsurance arrangement entered into by National Western, assets backing the reserves for the policyholder obligations under the agreement are retained by the Company and are available to meet benefit payment commitments. In addition, National Western is the beneficiary of an incremental collateral trust account provided by the reinsurer providing additional security for the payment of all amounts due under the reinsurance agreement.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity requirements are met primarily by funds provided from operations. Premium deposits and annuity considerations, investment income, and investment maturities and prepayments are the primary sources of funds while investment purchases, policy benefits in the form of claims, and payments to policyholders and contract holders in connection with surrenders and withdrawals as well as operating expenses are the primary uses of funds. To ensure the Company will be able to pay future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed income securities. Funds are invested with the intent that the income from investments, plus proceeds from maturities, will meet the ongoing cash flow needs of the Company. The approach of matching asset and liability durations and yields requires an appropriate mix of investments. Although the Company historically has not been put in the position of having to liquidate invested assets to provide cash flow, its investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs. National Western maintains a line of credit facility of $75 million which it may access for short-term cash needs. There were no borrowings under the line of credit as of June 30, 2021.

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

The actual amounts paid by product line in connection with surrenders and withdrawals, before reinsurance, for the three and six months ended June 30, 2021 and 2020, are noted in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)

Product Line:
Traditional Life	$4,943	4,028	8,984	8,662
Universal Life	26,988	28,201	46,337	56,799
Annuities	179,033	168,421	340,620	344,384

Total	$210,964	200,650	395,941	409,845

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

Cash flows from the Company's insurance operations have historically been sufficient to meet current needs. Cash flows from operating activities were $5.8 million and $208.6 million for the six months ended June 30, 2021 and 2020, respectively. The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $790.1 million and $532.2 million for the six months ended June 30, 2021 and 2020, respectively. Operating and investing activity cash flow items could be reduced if interest rates rise at an accelerated rate in the future. Net cash inflows/(outflows) from the Company's universal life and investment annuity deposit product operations totaled $(17.7) million and $(285.0) million during the six months ended June 30, 2021 and 2020, respectively. The lower net outflow in the first six months of 2021 reflects reinsurance of negative cash flows of fixed-rate and payout annuities under the funds withheld reinsurance agreement as well as a higher level of fixed-index annuity sales.

Capital Resources

The Company relies on stockholders' equity for its capital resources as there is no long-term debt outstanding and the Company does not anticipate the need for any long-term debt in the near future. As of June 30, 2021, the Company maintained normal commitments for its operating and investment activities. As previously reported, National Western became a member of the Federal Home Loan Bank of Dallas (FHLB) during 2020 through an initial minimum required stock investment of $4.3 million. Through this membership, National Western is able to create a specified borrowing capacity based upon the amount of collateral it establishes.

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

The table below summarizes future estimated cash payments under existing contractual obligations.

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

	(In thousands)

Loan commitments	$26,000	26,000	—	—	—
Commitments for capital calls to investment funds (3)	210,236	58,852	117,704	—	33,680
Lease obligations	687	436	251	—	—
Claims payable (1)	76,097	76,097	—	—	—
Other long-term reserve liabilities reflected on the balance sheet (2)	12,863,042	1,031,832	1,903,671	1,700,072	8,227,467

Total	$13,176,062	1,193,217	2,021,626	1,700,072	8,261,147

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

The Company, through its wholly owned subsidiary Braker P III, LLC ("BP III"), owns a commercial office building for which it has entered into lease agreements with various tenants for space not occupied by the Company. Total revenues recorded pertaining to these leases for the three-month periods ended June 30, 2021 and 2020 amounted to $1.3 million and $1.1 million, respectively, and for the six months ended amounted to $2.6 million and $2.3 million, respectively. Under their respective terms these leases expire at various dates from 2023 through 2026.

The table below summarizes future estimated cash receipts under all existing lease agreements, including those in addition to the BP III lease agreements discussed above.

	Estimated Cash Receipts by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

	(In thousands)

Real estate revenue	$41,043	6,414	11,831	9,126	13,672

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

There were no changes in the Company's internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(e) under the Exchange Act, during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 8(A) "Legal Proceedings" of the accompanying Condensed Consolidated Financial Statements included in this Form 10-Q.

ITEM 1A. RISK FACTORS

The risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 included a discussion of the potential ramifications of natural or man-made disasters and catastrophes including pandemic disease. Although the majority of our home office staff were redeployed to remote work sites, staff remaining onsite followed social distancing protocols and precautions during the COVID-19 pandemic. Our companies and businesses retained normal operations and business hours throughout accepting applications for insurance, issuing policies, investing and managing assets, paying policy benefits and expenses, maintaining information technology operations, and adhering to a sound system of internal controls over financial reporting. Since operations were not interrupted or suspended, the Company did not activate the business continuity plans that it has in place. Both National Western and Ozark National/NIS have recently brought its remote-working employees back into their respective home office facilities. The exposure to adverse mortality experience has been monitored and evaluated and deemed to not significantly impact the Company's financial position. The exposure to financial service companies has principally manifested in degradations in asset values, management of adequate liquidity and capital resources, and successfully maintaining competitiveness and product profitability in an exceptionally low interest rate environment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective August 22, 2008, National Western adopted and implemented a limited stock buy-back program associated with the 2008 Incentive Plan which provides Option Holders the additional alternative of selling shares acquired through the exercise of stock options directly back to the Company. This plan was assumed by NWLGI from National Western in 2015 pursuant to the terms of the holding company reorganization implemented at that time. The program provides Option Holders with the ability to elect to sell such acquired shares back to the Company at any time within ninety (90) days after the exercise of stock options at the prevailing market price as of the date of notice of election. As of June 30, 2021, there are no stock options outstanding under the plan.

Purchased shares are reported in the Company's Condensed Consolidated Financial Statements as authorized and unissued. At December 31, 2020 and June 30, 2021 there were no stock options vested or unvested and outstanding under these plans.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May yet Be Purchased Under the Plans or Programs

April 1, 2021 through April 30, 2021	—	$—	N/A	N/A
May 1, 2021 through May 31, 2021	—	$—	N/A	N/A
June 1, 2021 through June 30, 2021	—	$—	N/A	N/A

Total	—	$—	N/A	N/A

ITEM 4.  Removed and Reserved.

ITEM 6.  EXHIBITS

(a) Exhibits

Exhibit 31(a)	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	-	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL WESTERN LIFE GROUP, INC.
(Registrant)

Date:	August 6, 2021	/S/ Ross R. Moody
Ross R. Moody
Chairman of the Board, President and
Chief Executive Officer
(Authorized Officer)

Date:	August 6, 2021	/S/ Brian M. Pribyl
Brian M. Pribyl
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)
(Principal Accounting Officer)