Form 10-Q
period 2021-09-30
National Western Life Group, Inc.
filed 2021-11-08
CIK 1635984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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
Large Accelerated filer  ☐  Accelerated filer  ☒    Non-accelerated filer (Do not check if a smaller reporting company)  ☐  Smaller reporting company ☐  Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of November 5, 2021, the number of shares of Registrant's common stock outstanding was: Class A – 3,436,020 and  Class B - 200,000.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
ASSETS	September 30, 2021	December 31, 2020

Investments:
Debt securities available-for-sale, at fair value (cost: $8,795,673 and $9,874,543)	$9,364,083	10,770,923
Debt securities trading, at fair value (cost: $1,076,099 and $0)	1,085,654	—
Mortgage loans, net of allowance for credit losses ($3,956 and $2,486), ($6,439 and $0 at fair value)	462,882	332,521
Policy loans	71,668	74,083
Derivatives, index options	82,390	132,821
Equity securities, at fair value (cost: $12,079 and $12,069)	21,186	17,744
Other long-term investments	124,772	104,113

Total investments	11,212,635	11,432,205

Cash and cash equivalents	540,226	581,059
Deferred policy acquisition costs	539,294	382,080
Deferred sales inducements	71,677	43,845
Value of business acquired	156,259	162,968
Cost of reinsurance	92,578	102,840
Accrued investment income	91,842	88,323
Federal income tax receivable	9,485	10,408
Amounts recoverable from reinsurer	1,580,907	1,709,232
Other assets	126,739	135,310

Total assets	$14,421,642	14,648,270

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY	September 30, 2021	December 31, 2020

LIABILITIES:

Future policy benefits:
Universal life and annuity contracts	$9,001,837	9,035,316
Traditional life reserves	904,803	898,103
Other policyholder liabilities	132,029	138,480
Funds withheld liability	1,540,384	1,697,591
Deferred Federal income tax liability	117,486	145,126
Other liabilities	168,869	193,904

Total liabilities	11,865,408	12,108,520

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:

Common stock:
Class A - $0.01 par value; 7,500,000 shares authorized; 3,436,020 issued and outstanding in 2021 and 2020	34	34
Class B - $0.01 par value; 200,000 shares authorized, issued, and outstanding in 2021 and 2020	2	2
Additional paid-in capital	41,716	41,716
Accumulated other comprehensive income	260,036	395,421
Retained earnings	2,254,446	2,102,577

Total stockholders’ equity	2,556,234	2,539,750

Total liabilities and stockholders' equity	$14,421,642	14,648,270

Note:  The Condensed Consolidated Balance Sheet at December 31, 2020 has been derived from the audited Consolidated Financial Statements as of that date.

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended September 30, 2021 and 2020
(Unaudited)
(In thousands, except per share amounts)

	2021	2020

Premiums and other revenues:
Universal life and annuity contract charges	$32,850	40,303
Traditional life premiums	22,244	22,693
Net investment income	88,970	129,679
Other revenues	5,806	3,977
Net realized investment gains:
Total other-than-temporary impairment (“OTTI”) gains	—	1
Portion of OTTI (gains) recognized in other comprehensive income	—	(1)
Net OTTI recognized in earnings	—	—
Other net investment gains	5,011	6,050
Total net realized investment gains	5,011	6,050
Total revenues	154,881	202,702

Benefits and expenses:
Life and other policy benefits	70,633	26,940
Amortization of deferred transaction costs	(8,389)	50,800
Universal life and annuity contract interest	11,663	85,879
Other operating expenses	30,793	25,754

Total benefits and expenses	104,700	189,373

Earnings before Federal income taxes	50,181	13,329

Federal income taxes	10,341	2,504

Net earnings	$39,840	10,825

Basic earnings per share:
Class A	$11.27	$3.06
Class B	$5.63	$1.53

Diluted earnings per share:
Class A	$11.27	$3.06
Class B	$5.63	$1.53

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Nine Months Ended September 30, 2021 and 2020
(Unaudited)
(In thousands, except per share amounts)

	2021	2020

Premiums and other revenues:
Universal life and annuity contract charges	$101,799	112,478
Traditional life premiums	66,940	68,956
Net investment income	411,589	261,894
Other revenues	17,254	15,217
Net realized investment gains:
Total other-than-temporary impairment (“OTTI”) gains	—	5
Portion of OTTI (gains) recognized in other comprehensive income	—	(5)
Net OTTI recognized in earnings	—	—
Other net investment gains	9,842	12,660
Total net realized investment gains	9,842	12,660

Total revenues	607,424	471,205

Benefits and expenses:
Life and other policy benefits	144,426	94,005
Amortization of deferred transaction costs	46,723	111,937
Universal life and annuity contract interest	134,481	119,625
Other operating expenses	90,596	74,730

Total benefits and expenses	416,226	400,297

Earnings before Federal income taxes	191,198	70,908

Federal income taxes	39,329	13,732

Net earnings	$151,869	57,176

Basic earnings per share:
Class A	$42.95	$16.17
Class B	$21.47	$8.08

Diluted earnings per share:
Class A	$42.95	$16.17
Class B	$21.47	$8.08

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended September 30, 2021 and 2020
(Unaudited)
(In thousands)

	2021	2020

Net earnings	$39,840	10,825

Other comprehensive income, net of effects of deferred costs and taxes:
Unrealized gains (losses) on securities:
Net unrealized holding gains (losses) arising during period	(21,319)	24,357
Net unrealized liquidity gains (losses)	—	1
Reclassification adjustment for net amounts included in net earnings	(3,970)	(702)

Net unrealized gains (losses) on securities	(25,289)	23,656

Foreign currency translation adjustments	(96)	85

Benefit plans:
Amortization of net prior service cost and net gain (loss)	1,934	(2,066)

Other comprehensive income (loss)	(23,451)	21,675

Comprehensive income	$16,389	32,500

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2021 and 2020
(Unaudited)
(In thousands)

	2021	2020

Net earnings	$151,869	57,176

Other comprehensive income, net of effects of deferred costs and taxes:
Unrealized gains (losses) on securities:
Net unrealized holding gains (losses) arising during period	(132,118)	53,569
Net unrealized liquidity gains (losses)	—	2
Reclassification adjustment for net amounts included in net earnings	(8,899)	(2,670)

Net unrealized gains (losses) on securities	(141,017)	50,901

Foreign currency translation adjustments	(172)	(46)

Benefit plans:
Amortization of net prior service cost and net gain (loss)	5,804	(6,199)

Other comprehensive income (loss)	(135,385)	44,656

Comprehensive income	$16,484	101,832

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended September 30, 2021 and 2020
(Unaudited)
(In thousands)

	2021	2020

Common stock:
Balance at beginning of period	$36	36

Balance at end of period	36	36

Additional paid-in capital:
Balance at beginning of period	41,716	41,716

Balance at end of period	41,716	41,716

Accumulated other comprehensive income:
Unrealized gains (losses) on non-impaired securities:
Balance at beginning of period	303,013	97,909
Change in unrealized gains (losses) during period, net of tax	(25,289)	23,655

Balance at end of period	277,724	121,564

Unrealized losses on impaired held-to-maturity securities:
Balance at beginning of period	—	(3)
Amortization	—	1

Balance at end of period	—	(2)

Unrealized losses on impaired available-for-sale securities:
Balance at beginning of period	—	(2)

Balance at end of period	$—	(2)

	Continued on Next Page

NATIONAL WESTERN LIFE GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued) For the Three Months Ended September 30, 2021 and 2020 (Unaudited) (In thousands)

	2021	2020

Foreign currency translation adjustments:
Balance at beginning of period	5,040	4,970
Change in translation adjustments during period	(96)	85

Balance at end of period	4,944	5,055

Benefit plan liability adjustment:
Balance at beginning of period	(24,566)	(19,785)
Amortization of net prior service cost and net gain (loss), net of tax	1,934	(2,066)

Balance at end of period	(22,632)	(21,851)

Accumulated other comprehensive income at end of period	260,036	104,764

Retained earnings:
Balance at beginning of period	2,214,606	2,057,889
Net earnings	39,840	10,825

Balance at end of period	2,254,446	2,068,714

Total stockholders' equity	$2,556,234	2,215,230

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 2021 and 2020
(Unaudited)
(In thousands)

	2021	2020

Common stock:
Balance at beginning of period	$36	36

Balance at end of period	36	36

Additional paid-in capital:
Balance at beginning of period	41,716	41,716

Balance at end of period	41,716	41,716

Accumulated other comprehensive income:
Unrealized gains (losses) on non-impaired securities:
Balance at beginning of period	418,741	70,665
Change in unrealized gains (losses) during period, net of tax	(141,017)	50,899

Balance at end of period	277,724	121,564

Unrealized losses on impaired held to maturity securities:
Balance at beginning of period	—	(4)
Amortization	—	4
Change in shadow deferred policy acquisition costs	—	(2)

Balance at end of period	—	(2)

Unrealized losses on impaired available for sale securities:
Balance at beginning of period	—	(2)

Balance at end of period	—	(2)

	Continued on Next Page

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued) For the Nine Months Ended September 30, 2021 and 2020 (Unaudited) (In thousands)

	2021	2020

Foreign currency translation adjustments:
Balance at beginning of period	5,116	5,101
Change in translation adjustments during period	(172)	(46)

Balance at end of period	4,944	5,055

Benefit plan liability adjustment:
Balance at beginning of period	(28,436)	(15,652)
Amortization of net prior service cost and net loss, net of tax	5,804	(6,199)

Balance at end of period	(22,632)	(21,851)

Accumulated other comprehensive income at end of period	260,036	104,764

Retained earnings:
Balance at beginning of period	2,102,577	2,014,570
Cumulative effect of change in accounting principle, net of tax (Note 2)	—	(3,032)
Net earnings	151,869	57,176

Balance at end of period	2,254,446	2,068,714

Total stockholders' equity	$2,556,234	2,215,230

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2021 and 2020
(Unaudited)
(In thousands)

	2021	2020

Cash flows from operating activities:
Net earnings	$151,869	57,176
Adjustments to reconcile net earnings to net cash from operating activities:
Universal life and annuity contract interest	134,481	119,625
Surrender charges and other policy revenues	(19,900)	(21,219)
Realized (gains) losses on investments	(9,842)	(12,660)
Accretion/amortization of discounts and premiums, investments	1,887	1,580
Depreciation and amortization	9,803	8,892
Increase (decrease) in estimated credit losses on investments	1,470	2,930
(Increase) decrease in value of debt securities trading	(9,556)	—
(Increase) decrease in value of equity securities	(3,714)	3,107
(Increase) decrease in value of derivative options	(70,474)	34,866
(Increase) decrease in deferred policy acquisition and sales inducement costs, and value of business acquired	(28,871)	75,604
(Increase) decrease in accrued investment income	(3,519)	(32)
(Increase) decrease in reinsurance recoverable	128,325	9,758
(Increase) decrease in cost of reinsurance	10,262	—
(Increase) decrease in other assets	(5,563)	(1,012)
Increase (decrease) in liabilities for future policy benefits	(103,396)	(5,288)
Increase (decrease) in other policyholder liabilities	(6,451)	8,785
Increase (decrease) in Federal income tax liability	923	(4,550)
Increase (decrease) in deferred Federal income tax	8,349	5,224
Increase (decrease) in funds withheld liability	(157,207)	—
Increase (decrease) in other liabilities	(31,539)	(3,391)

Net cash provided by (used in) operating activities	(2,663)	279,395

Cash flows from investing activities:
Proceeds from sales of:
Debt securities available-for-sale	1,153,113	—
Other investments	26,166	5,786
Proceeds from maturities, redemptions, and prepayments of:
Debt securities held-to-maturity	—	619,984
Debt securities available-for-sale	1,143,075	240,398
Debt securities trading	18,958	—
Other investments	20,195	9,753
Derivatives, index options	155,142	84,778
Purchases of:
Debt securities held-to-maturity	—	(318,138)
Debt securities available-for-sale	(1,128,594)	(181,162)

	Continued on Next Page

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) For the Nine Months Ended September 30, 2021 and 2020 (Unaudited) (In thousands)

	2021	2020

Debt securities trading	(1,092,445)	—
Equity securities	(10,592)	(1,019)
Derivatives, index options	(34,494)	(51,318)
Other investments	(41,928)	(23,268)
Property, equipment, and other productive assets	(8,143)	(7,223)
Principal payments on mortgage loans	19,927	6,022
Cost of mortgage loans acquired	(151,402)	(41,530)
Decrease (increase) in policy loans	2,415	4,294
Other (increases) decreases to funds withheld	(71,077)	—

Net cash provided by investing activities	316	347,357

Cash flows from financing activities:
Deposits to account balances for universal life and annuity contracts	479,063	348,583
Return of account balances on universal life and annuity contracts	(517,027)	(721,496)
Principal payments under finance lease obligation	(303)	(280)

Net cash provided by (used in) financing activities	(38,267)	(373,193)

Effect of foreign exchange	(219)	(59)

Net increase (decrease) in cash, cash equivalents, and restricted cash	(40,833)	253,500
Cash, cash equivalents, and restricted cash at beginning of period	581,059	253,525

Cash, cash equivalents and restricted cash at end of period	$540,226	507,025

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$56	56
Income taxes	$30,042	13,229

Noncash operating activities:
Net deferral and amortization of sales inducements	$4,576	(12,755)

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position and results of operations of National Western Life Group, Inc. ("NWLGI") and its wholly owned subsidiaries (collectively, the “Company”), on a basis consistent with the prior audited consolidated financial statements, as of September 30, 2021, and for the three and nine months ended September 30, 2021 and September 30, 2020. Such adjustments are of a normal recurring nature. Certain reclasses of prior year balances have been made for comparison. In addition, certain segment information disclosed in Note 6 has been revised. The results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year. It is recommended that these Condensed Consolidated Financial Statements be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 which is accessible free of charge through the Company's internet site at www.nwlgi.com or the Securities and Exchange Commission internet site at www.sec.gov. The Condensed Consolidated Balance Sheet at December 31, 2020 has been derived from the audited consolidated financial statements as of that date.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below shows the net unrealized gains and losses on available-for-sale securities that were reclassified out of accumulated other comprehensive income for the three and nine months ended September 30, 2021 and September 30, 2020.

Affected Line Item in the Condensed Consolidated Statements of Earnings	Amount Reclassified From Accumulated Other Comprehensive Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)

Other net investment gains	$5,025	889	11,265	3,380
Earnings before Federal income taxes	5,025	889	11,265	3,380
Federal income taxes	1,055	187	2,366	710

Net earnings	$3,970	702	8,899	2,670

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Accounting pronouncements adopted

In December 2019, the FASB issued ASU 2019-12 Income Taxes - Simplifying the Accounting for Income Taxes (Topic 740), which simplifies various aspects of the income tax accounting guidance and will be applied using different approaches depending on the specific amendment. The amendments are effective for fiscal periods beginning after December 15, 2020. Earlier adoption was permitted. The adoption of this ASU did not have a material effect on the results of operations or financial position of the Company.

In June 2016, the FASB released ASU 2016-13, Financial Instruments - Credit Losses, which revises the credit loss recognition criteria for certain financial assets measured at amortized cost. The new guidance replaces the existing incurred loss recognition model with an expected loss recognition model ("CECL"). The objective of the CECL model is for the reporting entity to recognize its estimate of current expected credit losses for affected financial assets in a valuation allowance deducted from the amortized cost basis of the related financial assets that results in presenting the net carrying value of the financial assets at the amount expected to be collected. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The amendments in this Update add clarification and correction to ASU 2016-13 around expected recoveries for purchased financial assets with credit deterioration, transition relief for troubled debt restructurings, disclosures related to accrued interest receivables, and financial assets secured by collateral maintenance provisions. The guidance for these pronouncements was effective for interim and annual periods beginning after December 15, 2019, and for most affected instruments required adoption using a modified retrospective approach, with a cumulative effect adjustment recorded to beginning retained earnings. Effective January 1, 2020, the Company adopted the expected loss recognition model related to mortgage loans, debt securities held-to-maturity, and reinsurance recoverable using a modified retrospective approach. The change in accounting, net of tax, of $3.0 million was recorded as a charge to retained earnings in the first quarter of 2020 reflecting initial allowance for estimated credit losses balances of $1.2 million on mortgage loans and $3.3 million on debt securities held to maturity. The estimated credit losses for reinsurance recoverable were immaterial to the financial statements, but are monitored quarterly for any changes. Refer to Note (9) Investments for more information. Certain disclosures required by ASU 2016-13 are not included in the Consolidated Financial Statements as the impact of this standard was not material.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future Consolidated Financial Statements.

(3) STOCKHOLDERS' EQUITY

Robert L. Moody, Sr., through the Robert L. Moody Revocable Trust, controls 99.0% of the total outstanding shares of the Company's Class B common stock as of September 30, 2021. Holders of the Company's Class A common stock elect one-third of the Board of Directors of the Company, and holders of the Class B common stock elect the remainder. Any cash or in-kind dividends paid on each share of Class B common stock are limited to one-half of the cash or in-kind dividends paid on each share of Class A common stock. In the event of liquidation of the Company, the Class A stockholders will receive the par value of their shares; then the Class B stockholders shall receive the par value of their shares; and the remaining net assets of the Company shall be divided between the stockholders of both Class A and Class B stock based upon the number of shares held.

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
National Western did not declare or pay cash dividends to NWLGI during the nine months ended September 30, 2021 and 2020. NWLGI also did not declare or pay cash dividends on its common shares during the nine months ended September 30, 2021 and 2020.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended September 30,
	2021		2020
	Class A	Class B	Class A	Class B

	(In thousands except per share amounts)

Numerator for Basic and Diluted Earnings Per Share:
Net earnings	$39,840		10,825
Dividends - Class A shares	—		—
Dividends - Class B shares	—		—

Undistributed earnings	$39,840		10,825

Allocation of net earnings:
Dividends	$—	—	—	—
Allocation of undistributed earnings	38,713	1,127	10,519	306

Net earnings	$38,713	1,127	10,519	306

Denominator:
Basic earnings per share - weighted-average shares	3,436	200	3,436	200
Effect of dilutive stock options	—	—	—	—

Diluted earnings per share - adjusted weighted-average shares for assumed conversions	3,436	200	3,436	200

Basic earnings per share	$11.27	5.63	3.06	1.53

Diluted earnings per share	$11.27	5.63	3.06	1.53

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended September 30,
	2021		2020
	Class A	Class B	Class A	Class B

	(In thousands except per share amounts)

Numerator for Basic and Diluted Earnings Per Share:
Net earnings	$151,869		57,176
Dividends - Class A shares	—		—
Dividends - Class B shares	—		—

Undistributed earnings	$151,869		57,176

Allocation of net earnings:
Dividends	$—	—	—	—
Allocation of undistributed earnings	147,574	4,295	55,560	1,616

Net earnings	$147,574	4,295	55,560	1,616

Denominator:
Basic earnings per share - weighted-average shares	3,436	200	3,436	200
Effect of dilutive stock options	—	—	—	—

Diluted earnings per share - adjusted weighted-average shares for assumed conversions	3,436	200	3,436	200

Basic earnings per share	$42.95	21.47	16.17	8.08

Diluted earnings per share	$42.95	21.47	16.17	8.08

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(In thousands)

Service cost	$29	27	89	81
Interest cost	133	168	396	505
Expected return on plan assets	(356)	(315)	(1,068)	(946)
Amortization of net loss	135	145	404	435

Net periodic benefit cost	$(59)	25	(179)	75

The service cost shown above for each period represents plan expenses expected to be paid out of plan assets. Under the clarified rules of the Pension Protection Act, plan expenses paid from plan assets are to be included in the plan's service cost component.

The Company's minimum required contribution for the 2021 plan year is $0.0 million. There were no planned contributions remaining for the 2020 plan year as of September 30, 2021. As of September 30, 2021, the Company has made $0.9 million in contributions to the plan for the 2020 plan year and $0.0 million in contributions to the plan for the 2021 plan year.

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

The following table summarizes the components of net periodic benefit costs for the non-qualified defined benefit plans.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(In thousands)

Service cost	$309	302	927	907
Interest cost	262	337	783	1,012
Amortization of prior service cost	14	14	44	44
Amortization of net loss	1,283	1,446	3,848	4,336

Net periodic benefit cost	$1,868	2,099	5,602	6,299

As the plans are not funded, there is no expected return on plan assets shown in the net periodic benefit cost table above. The Company expects to contribute $2.0 million to these plans in 2021. As of September 30, 2021, the Company has contributed $1.3 million to the plans.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(In thousands)

Interest cost	$37	41	111	124
Amortization of net loss	73	40	219	119

Net periodic benefit cost	$110	81	330	243

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

A summary of segment information as of September 30, 2021 and December 31, 2020 for the Condensed Consolidated Balance Sheet items and for the three and nine months ended September 30, 2021 and September 30, 2020 for the Condensed Consolidated Statements of Earnings is provided below.

Condensed Consolidated Balance Sheet Items:

	September 30, 2021
	Domestic Life Insurance	International Life Insurance	Annuities	ONL & Affiliates	All Others	Totals

	(In thousands)

Deferred transaction costs	$140,391	149,919	403,157	166,341	—	859,808
Total segment assets	1,759,778	997,222	9,454,359	1,113,961	351,616	13,676,936
Future policy benefits	1,481,187	752,342	6,894,890	778,221	—	9,906,640
Other policyholder liabilities	18,486	14,759	82,965	15,819	—	132,029
Funds withheld liability	—	—	1,540,384	—	—	1,540,384

	December 31, 2020
	Domestic Life Insurance	International Life Insurance	Annuities	ONL & Affiliates	All Others	Totals

	(In thousands)

Deferred transaction costs	$94,100	124,480	302,397	170,756	—	691,733
Total segment assets	3,242,794	1,034,280	7,976,588	1,117,509	382,149	13,753,320
Future policy benefits	1,337,174	798,952	7,028,860	768,433	—	9,933,419
Other policyholder liabilities	16,378	11,086	94,049	16,967	—	138,480
Funds withheld liability	—	—	1,697,591	—	—	1,697,591

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidated Statements of Earnings:

	Three Months Ended September 30, 2021
	Domestic Life Insurance	International Life Insurance	Annuities	ONL & Affiliates	All Others	Totals

	(In thousands)

Premiums and contract revenues	$12,122	19,570	4,243	19,159	—	55,094
Net investment income	6,599	9,172	62,150	6,763	4,286	88,970
Other revenues	28	19	1,305	3,169	1,285	5,806

Total revenues	18,749	28,761	67,698	29,091	5,571	149,870

Life and other policy benefits	6,752	10,272	36,079	17,530	—	70,633
Amortization of deferred transaction costs	2,479	(27,896)	14,916	2,112	—	(8,389)
Universal life and annuity contract interest	3,015	(7,056)	15,704	—	—	11,663
Other operating expenses	5,891	4,640	13,544	5,229	1,489	30,793
Federal income taxes	126	10,042	(2,560)	839	842	9,289

Total expenses	18,263	(9,998)	77,683	25,710	2,331	113,989

Segment earnings (loss)	$486	38,759	(9,985)	3,381	3,240	35,881

	Nine Months Ended September 30, 2021
	Domestic Life Insurance	International Life Insurance	Annuities	ONL & Affiliates	All Others	Totals

	(In thousands)

Premiums and contract revenues	$38,495	60,406	11,915	57,923	—	168,739
Net investment income	58,689	35,135	282,073	20,117	15,575	411,589
Other revenues	80	91	4,068	9,368	3,647	17,254

Total revenues	97,264	95,632	298,056	87,408	19,222	597,582

Life and other policy benefits	17,869	19,949	55,909	50,699	—	144,426
Amortization of deferred transaction costs	8,092	(16,341)	47,741	7,231	—	46,723
Universal life and annuity contract interest	50,102	15,969	68,410	—	—	134,481
Other operating expenses	18,820	14,060	38,338	14,908	4,470	90,596
Federal income taxes	490	12,752	18,031	2,954	3,035	37,262

Total expenses	95,373	46,389	228,429	75,792	7,505	453,488

Segment earnings	$1,891	49,243	69,627	11,616	11,717	144,094

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended September 30, 2020
	Domestic Life Insurance	International Life Insurance	Annuities	ONL & Affiliates	All Others	Totals

	(In thousands)

Premiums and contract revenues	$17,734	21,551	4,187	19,524	—	62,996
Net investment income	21,201	10,354	87,889	6,434	3,801	129,679
Other revenues	10	6	84	2,628	1,249	3,977

Total revenues	38,945	31,911	92,160	28,586	5,050	196,652

Life and other policy benefits	3,785	2,278	3,383	17,494	—	26,940
Amortization of deferred transaction costs	10,540	6,496	31,794	1,970	—	50,800
Universal life and annuity contract interest	20,352	(14,023)	79,550	—	—	85,879
Other operating expenses	5,185	5,434	9,205	4,498	1,432	25,754
Federal income taxes	(161)	5,169	(5,294)	963	556	1,233

Total expenses	39,701	5,354	118,638	24,925	1,988	190,606

Segment earnings (loss)	$(756)	26,557	(26,478)	3,661	3,062	6,046

	Nine Months Ended September 30, 2020
	Domestic Life Insurance	International Life Insurance	Annuities	ONL & Affiliates	All Others	Totals

	(In thousands)

Premiums and contract revenues	$40,971	67,479	13,536	59,448	—	181,434
Net investment income	23,293	12,507	196,187	19,284	10,623	261,894
Other revenues	40	54	80	7,369	7,674	15,217

Total revenues	64,304	80,040	209,803	86,101	18,297	458,545

Life and other policy benefits	13,831	9,293	20,452	50,429	—	94,005
Amortization of deferred transaction costs	16,322	19,392	70,159	6,064	—	111,937
Universal life and annuity contract interest	17,831	(15,368)	117,162	—	—	119,625
Other operating expenses	15,123	13,047	28,787	13,361	4,412	74,730
Federal income taxes	199	8,907	(4,440)	4,103	2,304	11,073

Total expenses	63,306	35,271	232,120	73,957	6,716	411,370

Segment earnings (loss)	$998	44,769	(22,317)	12,144	11,581	47,175

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Reconciliations of segment information to the Company's Condensed Consolidated Financial Statements are provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)

Premiums and Other Revenues:
Premiums and contract revenues	$55,094	62,996	168,739	181,434
Net investment income	88,970	129,679	411,589	261,894
Other revenues	5,806	3,977	17,254	15,217
Realized gains on investments	5,011	6,050	9,842	12,660

Total condensed consolidated premiums and other revenues	$154,881	202,702	607,424	471,205

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)

Federal Income Taxes:
Total segment Federal income taxes	$9,289	1,233	37,262	11,073
Taxes on realized gains on investments	1,052	1,271	2,067	2,659

Total condensed consolidated Federal income taxes	$10,341	2,504	39,329	13,732

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)

Net Earnings:
Total segment earnings	$35,881	6,046	144,094	47,175
Realized gains on investments, net of taxes	3,959	4,779	7,775	10,001

Total condensed consolidated net earnings	$39,840	10,825	151,869	57,176

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	September 30,	December 31,
	2021	2020

	(In thousands)

Assets:
Total segment assets	$13,676,936	13,753,320
Other unallocated assets	744,706	894,950

Total condensed consolidated assets	$14,421,642	14,648,270

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

The Incentive Plan allows for certain other share or unit awards which are solely paid out in cash based on the value of the Company's shares, or changes therein, as well as the financial performance of the Company under pre-determined target performance metrics. Certain awards, such as restricted stock units ("RSUs") provide solely for cash settlement based upon the market price of the Company's Class A common shares, often referred to as "phantom stock-based awards" in equity compensation plans. Unlike share-settled awards, which have a fixed grant-date fair value, the fair value of unsettled or unvested liability awards is remeasured at the end of each reporting period based on the change in fair value of a share. The liability and corresponding expense are adjusted accordingly until the award is settled. For employees, the vesting period for RSUs is 100% at the end of 3 years from the grant date. RSUs granted prior to 2019 are payable in cash at the vesting date equal to the closing price of the Company's Class A common share on the three year anniversary date. RSUs granted in 2019 and forward are payable in cash at the 3 years vesting date equal to the 20-day moving average closing price of the Company’s Class A common share at that time.

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

No awards were granted to officers and directors during the nine months ended September 30, 2021 and 2020.

The Company uses the current fair value method to measure compensation costs for awards granted under the share-based plans. As of September 30, 2021 and December 31, 2020, the liability balance was $8.4 million and $6.2 million, respectively. A summary of awards by type and related activity is detailed below.

Stock Options Outstanding
	Shares Available For Grant	Shares	Weighted- Average Exercise Price

Stock Options:
Balance at January 1, 2021	291,000	—	$—
Exercised	—	—	$—
Forfeited	—	—	$—
Expired	—	—	$—
Stock options granted	—	—	$—

Balance at September 30, 2021	291,000	—	$—

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Liability Awards
	SAR	RSU	PSU

Other Share/Unit Awards:
Balance at January 1, 2021	144,248	16,449	24,282
Exercised	(11,063)	—	(3,863)
Forfeited	(1,310)	(157)	—
Granted	—	—	—

Balance at September 30, 2021	131,875	16,292	20,419

SARs, RSUs, and PSUs shown as forfeited in the above tables represent vested and unvested awards not exercised by plan participants upon their termination from the Company in accordance with the expiration provisions of the awards.

The total intrinsic value of share-based compensation exercised and paid was $2.0 million and $1.9 million for the nine months ended September 30, 2021 and 2020, respectively. The total fair value of SARs, RSUs, and PSUs vested during the nine months ended September 30, 2021 and 2020 was $0.0 million and $1.8 million, respectively. No cash amounts were received from the exercise of stock options under the Plans during the periods reported.

The following table summarizes information about SARs outstanding at September 30, 2021.

	SARs Outstanding
	Number Outstanding	Weighted- Average Remaining Contractual Life	Number Exercisable

Exercise prices:
$132.56	8,318	0.2 years	8,318
$210.22	23,250	2.2 years	23,250
$216.48	11,086	4.4 years	11,086
$311.16	9,395	5.3 years	9,395
$310.55	203	5.6 years	203
$334.34	8,880	6.2 years	8,880
$303.77	11,068	7.2 years	7,373
$252.91	19,127	8.2 years	6,393
$192.10	40,548	9.2 years	—

Totals	131,875		74,898

Aggregate intrinsic value (in thousands)	$1,407		$658

The aggregate intrinsic value in the table above is based on the closing Class A stock price of $210.59 per share on September 30, 2021.

The SARs shown above with exercise price of $132.56 have a remaining contractual life of less than one year. The holders for this grant have until the end of the contractual life of December 14, 2021 to exercise these holdings or otherwise forfeit the SAR grants held.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In estimating the fair value of the SARs outstanding at September 30, 2021 and December 31, 2020, the Company employed the Black-Scholes option pricing model with assumptions detailed below.

	September 30, 2021	December 31, 2020

Expected term	0.2 to 9.2 years	1.0 to 9.9 years
Expected volatility weighted-average	34.90%	33.47%
Expected dividend yield	0.17%	0.17%
Risk-free rate weighted-average	0.61%	0.19%

The Company reviewed the contractual term relative to the SARs as well as perceived future behavior patterns of exercise. Volatility is based on the Company’s historical volatility over the expected term of the SARs by expected exercise date.

The pre-tax compensation cost/(benefit) recognized in the financial statements related to these plans was $0.3 million and $4.2 million for the three and nine months ended September 30, 2021 and $(0.5) million and $(4.4) million for the three and nine months ended September 30, 2020, respectively. The related tax expense/(benefit) recognized was $(0.1) million and $(0.9) million for the three and nine months ended September 30, 2021 and $0.1 million and $0.9 million for the three and nine months ended September 30, 2020, respectively.

As of September 30, 2021, the total pre-tax compensation expense related to non-vested share-based awards not yet recognized was $5.5 million. This amount is expected to be recognized over a weighted-average period of 1.3 years. The Company recognizes compensation cost over the graded vesting periods.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
On September 28, 2017, a purported shareholder derivative lawsuit was filed in the 122nd District Court of Galveston County, State of Texas entitled Robert L. Moody, Jr. derivatively on behalf of National Western Life Insurance Company and National Western Life Group, Inc. v. Ross Rankin Moody, et al., naming certain current and former directors and current officers as defendants. The complaint challenged the directors’ oversight of insurance sales to non-U.S. residents and alleged that the defendants breached their fiduciary duties in the conduct of their duties as board members by failing to act (i) on an informed basis and (ii) in good faith or with the honest belief that their actions were in the best interests of the Company. The complaint sought an undetermined amount of damages, attorneys’ fees and costs, and equitable relief, including the removal of the Company’s Chairman and Chief Executive Officer and other board members and/or officers of the Company. The Company believes that the claims in the complaint were baseless and without merit, vigorously defended this lawsuit, and was awarded reimbursement of legal costs and expenses from plaintiff as detailed below. The companies and directors filed their respective Pleas to the Jurisdiction ("Pleas") contesting the plaintiff's standing to even pursue this action, along with their Answers, on October 27, 2017. On December 14, 2017, plaintiff filed a Response to the Pleas and on December 21, 2017, the Court heard oral argument on the Pleas. Plaintiff then filed a First Amended Petition on January 11, 2018. The companies and directors filed a Supplement to the Pleas on January 30, 2018, to which plaintiff responded on February 1, 2018, and the companies and directors replied on February 9, 2018. On May 3, 2018, the Court issued a memorandum to all attorneys of record stating that the Court would grant the defendants' Pleas and asked the attorney for defendants to prepare and submit proposed orders/judgments granting the requested relief for consideration by the Court. The defendants filed such proposed order granting the Pleas on May 7, 2018. On May 16, 2018 the Court issued an Order granting the Pleas and dismissing Robert L. Moody, Jr.’s claims with prejudice, and plaintiff then filed a Motion to Transfer Venue (“MTTV”). Defendants filed an Application for Fees, seeking to recover defendants’ legal costs and expenses from plaintiff, and a Response to the MTTV on June 8, 2018. In response plaintiff filed a Motion to Vacate, a Response to the Application for Fees, and his own Request for Attorney’s Fees on July 5, 2018. Defendants filed a Response to the Motion to Vacate and to plaintiff’s Request for Attorney’s Fees on July 11, 2018, and the Court heard oral arguments on July 16, 2018. Plaintiff filed supplemental briefing in support of his July 5, 2018 filings on July 25, 2018, and defendants filed their response to plaintiff's supplemental briefing on July 27, 2018. On August 8, 2018 the Court issued an Order denying plaintiff's Motion to Vacate. Pursuant to the Court’s instructions, on October 5, 2018, defendants filed an Order Granting Application for Expenses. Defendants then filed a Motion for Entry of Final Judgment and a Request for Submission Date on Motion for Entry of Final Judgment on October 11, 2018, which the Court set as October 30, 2018. Plaintiff filed his Objection to Proposed Final Judgment and Objection to Proposed Order on Attorneys’ Fees on October 25, 2018, to which defendants filed a response on October 30, 2018. On November 11, 2018, the Court issued its Final Judgment: ordering Plaintiff to pay the companies $1,314,054 for reasonable and necessary fees and expenses, denying Plaintiff’s Motion to Transfer Venue, and dismissing Plaintiff’s counterclaim. Plaintiff appealed the Court’s Final Judgment to the First District Court of Appeals in Houston, TX. The court of appeals issued a panel decision on December 10, 2020 affirming the dismissal and award of attorneys’ fees and expenses to the companies. On January 22, 2021, Plaintiff filed a motion for rehearing of the affirmance of the award of attorneys’ fees and expenses. On July 27, 2021, the Court of Appeals vacated its December 10, 2020 judgment and withdrew its earlier opinion, and issued a new judgment and opinion again affirming the dismissal and award of attorneys’ fees and expenses to the companies. Plaintiff filed an Extension for Filing Review with the Texas Supreme Court on September 10, 2021, which expired on October 12, 2021. On October 15, 2021, Defendants received final payment in satisfaction of judgment from Robert L. Moody, Jr. for a total amount of $1,803,503. The Court of Appeals stated in its opinion that the evidence supported the trial court’s implied finding that Robert L. Moody, Jr.’s suit was filed without reasonable cause and for an improper purpose, and therefore, the court’s order that he pay $1,803,503 in attorneys’ fees to the Defendants was proper. Defendants filed a Notice of Satisfaction of Judgment with the trial court on October 19, 2021. Judgment in the Defendants’ favor is now final and not subject to any further appeals.

In April of 2019, National Western defended a two-week jury trial in which it was alleged that it committed actionable Financial Elder Abuse in its issuance of a $100,000 equity indexed annuity to the Plaintiff in the case of Williams v Pantaleoni et al, Case No. 17CV03462, Butte County California Superior Court. The Court entered an Amended Judgment on the Jury Verdict on July 27, 2019 against National Western in the amount of $14,949 for economic damages and $2.9 million in non-economic and punitive damages. National Western vigorously disputes the verdicts and the amounts awarded, and in furtherance of such, filed a Motion for Judgment Notwithstanding Jury Verdict and a Motion for New Trial, both of which were rejected by the Court. On September 9, 2019, NWLIC filed its Notice of Appeal. On November 11, 2019, the judge awarded the Plaintiff attorney’s fees in the amount of $1.26 million. Both the Plaintiff and NWLIC appealed this ruling. On June 11, 2021, the appellate court reversed the judgment and directed the trial court to enter judgment in favor of NWLIC. Plaintiff has filed an appeal with the Supreme Court of California. On September 22, 2021, the California Supreme Court granted review and transferred the case back to the appellate court with instructions to vacate its decision and reconsider its finding that Mr. Pantaleoni did not have an agency relationship with NWLIC.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
In the Form 10-Q for the period ended September 30, 2020, the Company reported that it experienced a data event in which an intruder accessed and exfiltrated certain data from the Company's network. As a result of this event, the Company reported in its Form 10-K for the year ended December 31, 2020, that it was aware of two proposed class actions filed against National Western, Mildred Baldwin, on behalf of herself and others similarly situated vs. National Western Life Insurance Company, Missouri Circuit Court for the 18th Judicial Circuit (Pettis County) filed February 16, 2021, and Douglas Dyrssen Sr., individually and on behalf of all others similarly situated vs. National Western Life Insurance Company and National Western Life Group, Inc., United States District Court for the Eastern District of California filed March 8, 2021. The parties agreed to consolidate those two proposed class actions into a single proposed class action, Mildred Baldwin, on behalf of herself and others similarly situated vs. National Western Life Insurance Company, United States District Court for the Western District of Missouri. Baldwin is seeking an undetermined amount of damages, attorneys' fees and costs, injunctive relief, declaratory and other equitable relief, and enjoinment. National Western filed a Motion to Dismiss on July 16, 2021. On July 26, 2021, the parties filed a Joint Motion to Stay Pending Mediation, which the court denied. On September 15, 2021, the court granted in part and denied in part National Western’s Motion to Dismiss. At the mediation held on October 12, 2021, the parties agreed on preliminary terms to settle the litigation. The parties filed a Joint Notice of Settlement and Motion to Stay Deadlines with the court on October 20, 2021. The settlement terms are subject to court approval. The Company accrued $4.4 million at September 30, 2021 for this matter.

Although there can be no assurances, at the present time, the Company does not anticipate that the ultimate liability arising from such other potential, pending, or threatened legal actions will have a material adverse effect on the financial condition or operating results of the Company.

Separately, in 2015 Brazilian authorities commenced an investigation into possible violations of Brazilian criminal law in connection with the issuance of National Western insurance policies to Brazilian residents, and in assistance of such investigation a Commissioner appointed by the U.S. District Court for the Western District of Texas issued a subpoena in March of 2015 upon NWLIC to provide information relating to such possible violations. National Western cooperated with the relevant governmental authorities in regard to this matter. No conclusion can be drawn at this time as to its outcome or how such outcome may impact the Company’s business, results of operations or financial condition.

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

The Company had $10.5 million commitments to fund new loans and no commitments to extend credit relating to existing loans at September 30, 2021. The Company evaluates each customer's creditworthiness on a case-by-case basis. The Company had commitments to make capital contributions to alternative investment funds of $257.1 million as of September 30, 2021. The Company had no commitments to extend credit relating to revolving credit facilities at September 30, 2021.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(9)INVESTMENTS

(A)Investment Gains and Losses

The Company uses the specific identification method in computing realized gains and losses. The table below presents realized gains and losses for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)

Available-for-sale debt securities:
Realized gains on disposal	$5,025	888	11,264	3,379
Realized losses on disposal	—	—	—	—
Held-to-maturity debt securities:
Realized gains on disposal	—	2,501	—	6,620
Realized losses on disposal	—	—	—	—
Real estate gains (losses)	(14)	2,661	(1,421)	2,661
Other	—	—	(1)	—

Totals	$5,011	6,050	9,842	12,660

Disposals in the held-to-maturity category during the three and nine months ended September 30, 2020 represent calls initiated by the credit issuer of the debt security. At year-end 2020, the Company transferred all of its held-to-maturity debt securities to the available-for-sale category as the result of entering into a funds withheld reinsurance agreement effective December 31, 2020. The Company's policy was to initiate disposals of debt securities in the held-to-maturity category only in instances in which the credit status of the issuer came into question and the realization of all or a significant portion of the investment principal of the holding was deemed to be in jeopardy.

For the three months ended September 30, 2021 and 2020 the percentage of total gains on bonds due to the call of securities was 100.0% and 99.9%, respectively. For the nine months ended September 30, 2021 and 2020 the percentage of gains on bonds due to the call of securities was 100.0% and 99.8%, respectively.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(B)Debt Securities

The Company transferred all of its debt securities to the available-for-sale classification as of December 31, 2020. The table below presents amortized costs and fair values of debt securities available-for-sale at September 30, 2021.

	Debt Securities Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses

	(In thousands)

U.S. agencies	$50,096	1,419	—	51,515	—
U.S. Treasury	3,165	43	—	3,208	—
States and political subdivisions	475,739	29,223	(637)	504,325	—
Foreign governments	62,986	98	(1,521)	61,563	—
Public utilities	780,753	50,945	(276)	831,422	—
Corporate	6,460,995	468,475	(10,854)	6,918,616	—
Commercial mortgage-backed	27,049	1,159	—	28,208	—
Residential mortgage-backed	642,474	26,679	—	669,153	—
Asset-backed	292,416	4,134	(477)	296,073	—

Totals	$8,795,673	582,175	(13,765)	9,364,083	—

The table below presents amortized costs and fair values of debt securities available-for-sale at December 31, 2020.

	Debt Securities Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses

	(In thousands)

U.S. agencies	$72,945	2,496	—	75,441	—
U.S. Treasury	3,152	126	—	3,278	—
States and political subdivisions	528,266	37,909	(86)	566,089	—
Foreign governments	11,115	334	—	11,449	—
Public utilities	831,990	77,920	—	909,910	—
Corporate	7,376,104	727,470	(4,601)	8,098,973	—
Commercial mortgage-backed	30,108	1,363	—	31,471	—
Residential mortgage-backed	902,974	50,970	(156)	953,788	—
Asset-backed	117,889	2,635	—	120,524	—

Totals	$9,874,543	901,223	(4,843)	10,770,923	—

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Unrealized losses for debt securities available-for-sale increased at September 30, 2021 from comparable balances at December 31, 2020 primarily due to increases in interest rate levels during 2021.

Debt securities balances at September 30, 2021 and December 31, 2020 include Ozark National holdings of $813.4 million and $811.6 million in available-for-sale. As part of the acquisition effective January 31, 2019 the Company employed purchase accounting procedures in accordance with GAAP which revalued the acquired investment portfolio to their fair values as of the date of the acquisition. These fair values became the book values for Ozark National from that point going forward. Accordingly, unrealized gains and losses for the Ozark National debt securities represent the changes subsequent to the purchase accounting book values established at the acquisition.

The following table shows the gross unrealized losses and fair values of the Company's available-for-sale debt securities by investment category and length of time the individual securities have been in a continuous unrealized loss position at September 30, 2021.

	Debt Securities Available-for-Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In thousands)

States and political subdivisions	$16,810	(515)	1,789	(122)	18,599	(637)
Foreign governments	60,358	(1,521)	—	—	60,358	(1,521)
Public utilities	9,392	(276)	—	—	9,392	(276)
Corporate	456,494	(10,443)	9,575	(411)	466,069	(10,854)
Asset-backed	85,270	(477)	—	—	85,270	(477)

Totals	$628,324	(13,232)	11,364	(533)	639,688	(13,765)

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Debt securities. The gross unrealized losses for debt securities are made up of 76 individual issues, or 6.1% of the total debt securities held available-for-sale by the Company at September 30, 2021. The market value of these bonds as a percent of amortized cost approximates 97.9%. Of the 76 securities, 3, or 4.0%, fall in the 12 months or greater aging category and 74 were rated investment grade at September 30, 2021.

The amortized cost and fair value of investments in debt securities available-for-sale at September 30, 2021, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Debt Securities Available-for-Sale
	Amortized Cost	Fair Value

	(In thousands)

Due in 1 year or less	$429,973	435,102
Due after 1 year through 5 years	3,291,218	3,502,340
Due after 5 years through 10 years	2,241,655	2,430,838
Due after 10 years	1,870,888	2,002,369
	7,833,734	8,370,649

Mortgage and asset-backed securities	961,939	993,434

Totals before allowance for credit losses	8,795,673	9,364,083

Allowance for credit losses	—	—

Totals	$8,795,673	9,364,083

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
As disclosed in the Notes to Condensed Consolidated Financial Statements, the Company adopted new accounting guidance as of January 1, 2020 for credit loss recognition of certain financial assets, including debt securities classified in the held-to-maturity category. The Company employed a cohort cumulative loss rate method in estimating current expected credit losses with respect to its held-to-maturity debt securities. This method applies publicly available industry wide statistics of default incidence by defined segmentations of debt security investments combined with future assumptions regarding economic conditions (i.e. GDP forecasts) both in the near term and the long term. The Company utilized Moody's loss rates by industry type and credit ratings and applied them to each major bond category. These bond categories were further segmented by credit ratings and by maturities of two years and less and more than two years. The following table presents the allowance for debt securities credit losses for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,
	2021	2020	2021	2020
	Debt Securities Held-to-Maturity		Debt Securities Available-for-Sale

	(In thousands)

Balance, beginning of period	$—	4,940	—	—
Provision January 1, 2020 for adoption of new accounting guidance	—	—	—	—
(Releases)/provision during period	—	146	—	—

Balance, end of period	$—	5,086	—	—

	Nine Months Ended September 30,
	2021	2020	2021	2020
	Debt Securities Held-to- Maturity		Debt Securities Available-for- Sale

	(In thousands)

Balance, beginning of period	—	—	—	—
Provision January 1, 2020 for adoption of new accounting guidance	—	3,334	—	—
(Releases)/provision during period	—	1,752	—	—

Balance, end of period	—	5,086	—	—

As previously noted, the Company reclassified all held-to-maturity debt securities to available-for-sale as of December 31, 2020. Provisions to and releases from the allowance for credit losses in 2020 are recorded in net investment income in the Condensed Consolidated Statements of Earnings.

The Company determines current expected credit losses for available-for-sale debt securities in accordance with FASB ASC Subtopic 326-30 when fair value is less than amortized cost, interest payments are missed, and the security is experiencing credit issues. Based on its review, the Company determined none of these investments required an allowance for credit loss at September 30, 2021 or 2020. The Company's operating procedures include monitoring the investment portfolio on an ongoing basis for any changes in issuer facts and circumstances that might lead to future need for a credit loss allowance.

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

The Company targets a minimum specified yield on mortgage loan investments determined by reference to currently available debt security instrument yields plus a desired amount of incremental basis points. The low interest rate environment and competitive marketplace have caused fewer loan opportunities available meeting the Company's required rate of return. During the first half of 2020, mortgage loan originations were further impeded by the COVID-19 pandemic and its effects upon the commercial real estate market. Despite this backdrop, the Company has actively pursued mortgage loan opportunities consistent with its strategic asset allocation guidelines and mortgage loans originated by the Company totaled $151.4 million in the nine months ended September 30, 2021 compared with $80.2 million in the year ended December 31, 2020.

Loans in foreclosure, loans considered impaired or loans past due 90 days or more are placed on a non-accrual status. If a mortgage loan is determined to be on non-accrual status, the mortgage loan does not accrue any revenue into the Condensed Consolidated Statements of Earnings. The loan is independently monitored and evaluated as to potential impairment or foreclosure. If delinquent payments are made and the loan is brought current, then the Company returns the loan to active status and accrues income accordingly. The Company had no mortgage loans past due 90 days or more at September 30, 2021 or 2020 and as a result all interest income was recognized at September 30, 2021 and 2020. As a result of the economic climate change induced by the COVID-19 virus, various mortgage loan borrowers of the Company requested a temporary forbearance of principal payments on loans in the range of three to nine months. During 2020 there were eight loans representing an aggregate principal balance of $29.2 million with borrowers meeting specified criteria of the Company that forbearance terms were agreed to by the Company. All forbearance loans returned to the terms of the original loan agreements during the first quarter of 2021.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table represents the mortgage loan portfolio by loan-to-value ratio.

	September 30, 2021		December 31, 2020
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Loan-to-Value Ratio (1):
Less than 50%	$96,124	20.6	$66,635	19.9
50% to 60%	134,701	28.9	64,536	19.3
60% to 70%	191,794	41.1	153,414	45.8
70% to 80%	43,963	9.4	50,422	15.0
Gross balance	466,582	100.0	335,007	100.0

Market value adjustment	256	0.1	—	—
Allowance for credit losses	(3,956)	(0.9)	(2,486)	(0.7)

Totals	$462,882	99.2	$332,521	99.3

(1) Loan-to-Value Ratio is determined using the most recent appraised value. Appraisals are required at the time of funding and may be updated if a material change occurs from the original loan agreement.

Market value adjustments are recorded for mortgage loan investments for which the Company has elected to measure the loan at fair value. During the nine months ended September 30, 2021, the investment manager associated with the funds withheld coinsurance arrangement executed mortgage loan investments for the funds withheld assets under the reinsurance treaty. The Company elected fair value measurement for these mortgage loans, which will be included in the funds withheld portfolio.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table represents the mortgage loan allowance for credit losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)

Balance, beginning of the period	$3,238	2,227	2,486	675
Provision January 1, 2020 for adoption of new accounting guidance	—	—	—	504
Provision during the period	718	130	1,470	1,178

Total ending allowance for credit losses	$3,956	2,357	3,956	2,357

The Company's direct investments in real estate are not a significant portion of its total investment portfolio and totaled approximately $28.8 million and $33.8 million at September 30, 2021 and December 31, 2020, respectively. During the first nine months of 2021, Ozark National recorded an impairment of $1.4 million on certain real estate and home office property located in Kansas City, Missouri which was re-classified as "held-for-sale" at its combined asset group's fair value less cost to sell of $12.2 million. In the third quarter of 2021, the home office, parking garage and parking lot all located in Kansas City, Missouri were sold at a net realized loss of $1.4 million. The Company recognized operating income on real estate properties of approximately $2.2 million and $2.2 million for the first nine months of 2021 and 2020, respectively. In the third quarter of 2020, the Company sold a property located in Travis County, Texas for a realized gain of $2.7 million.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables set forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of the date indicated:

	September 30, 2021
	Total	Level 1	Level 2	Level 3

	(In thousands)

Debt securities, available-for-sale	$9,364,083	—	9,364,083	—
Debt securities, trading	1,085,654	—	1,085,654	—
Equity securities	21,186	21,186	—	—
Mortgage loans	6,439	—	—	6,439
Derivatives, index options	82,390	—	—	82,390

Total assets	$10,559,752	21,186	10,449,737	88,829

Policyholder account balances (a)	$122,016	—	—	122,016
Other liabilities (b)	(68,079)	—	(76,486)	8,407

Total liabilities	$53,937	—	(76,486)	130,423

During the three and nine months ended September 30, 2021, the Company made no transfers from Level 2 to Level 3 for debt securities available-for-sale.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present, by pricing source and fair value hierarchy level, the Company's assets that are measured at fair value on a recurring basis:

	September 30, 2021
	Total	Level 1	Level 2	Level 3

	(In thousands)

Debt securities, available-for-sale:
Priced by third-party vendors	$9,280,647	—	9,280,647	—
Priced internally	83,436	—	83,436	—
Subtotal	9,364,083	—	9,364,083	—

Debt securities, trading:
Priced by third-party vendors	1,085,654	—	1,085,654	—
Priced internally	—	—	—	—
Subtotal	1,085,654	—	1,085,654	—

Equity securities:
Priced by third-party vendors	21,186	21,186	—	—
Priced internally	—	—	—	—
Subtotal	21,186	21,186	—	—

Mortgage loans:
Priced by third-party vendors	—	—	—	—
Priced internally	6,439	—	—	6,439
Subtotal	6,439	—	—	6,439

Derivatives, index options:
Priced by third-party vendors	82,390	—	—	82,390
Priced internally	—	—	—	—
Subtotal	82,390	—	—	82,390

Total	$10,559,752	21,186	10,449,737	88,829

Percent of total	100.0%	0.2%	99.0%	0.8%

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

	For the Three Months Ended September 30, 2021
	Assets			Liabilities
	Derivatives, Index Options	Mortgage Loans	Total Assets	Policyholder Account Balances	Stock Options	Total Liabilities

	(In thousands)

Beginning balance, July 1, 2021	$114,840	2,729	117,569	155,265	8,144	163,409
Total realized and unrealized gains (losses):
Included in net earnings	2,284	221	2,505	1,485	270	1,755
Included in other comprehensive income	—	—	—	—	—	—
Purchases, sales, issuances and settlements, net:
Purchases	12,011	3,500	15,511	12,011	—	12,011
Sales	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Settlements	(46,745)	(11)	(46,756)	(46,745)	(7)	(46,752)
Transfers into (out of) Level 3	—	—	—	—	—	—

Balance at end of period	$82,390	6,439	88,829	122,016	8,407	130,423

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets/liabilities held at the end of the reporting period:
Net investment income	$(21,202)	221	(20,981)	—	—	—
Benefits and expenses	—	—	—	(21,202)	270	(20,932)

Total	$(21,202)	221	(20,981)	(21,202)	270	(20,932)

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the Three Months Ended September 30, 2020
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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the Nine Months Ended September 30, 2021
	Assets			Other Liabilities
	Derivatives, Index Options	Mortgage Loans	Total Assets	Policyholder Account Balances	Stock Options	Total Other Liabilities

	(In thousands)

Beginning balance, January 1, 2021	$132,821	—	132,821	161,351	6,202	167,553
Total realized and unrealized gains (losses):
Included in net earnings	70,474	256	70,730	81,570	4,187	85,757
Included in other comprehensive income	—	—	—	—	—	—
Purchases, sales, issuances and settlements, net:
Purchases	34,194	6,198	40,392	34,194	—	34,194
Sales	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Settlements	(155,099)	(15)	(155,114)	(155,099)	(1,982)	(157,081)
Transfers into (out of) Level 3	—	—	—	—	—	—

Balance at end of period	$82,390	6,439	88,829	122,016	8,407	130,423

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets/liabilities held at the end of the reporting period:
Net investment income	$30,159	256	30,415	—	—	—
Benefits and expenses	—	—	—	30,159	4,187	34,346

Total	$30,159	$256	30,415	30,159	4,187	34,346

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the valuation method for financial assets and liabilities categorized as level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

	September 30, 2021
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(In thousands)

Assets:
Derivatives, index options	$82,390	Broker prices	Implied volatility	11.76% - 17.97% (15.50%)
Mortgage loans	6,439	Discounted cash flow	Spread	148 - 248 bps

Total assets	$88,829

Liabilities:
Policyholder account balances	$122,016	Deterministic cash flow model	Projected option cost	0.01% - 14.84% (2.14%)
Share-based compensation	8,407	Black-Scholes model	Expected term	0.2 to 9.2 years
			Expected volatility	34.90%
Total liabilities	$130,423

	December 31, 2020
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(In thousands)

Assets:
Derivatives, index options	$132,821	Broker prices	Implied volatility	12.96% - 53.69% (20.70%)

Total assets	$132,821

Liabilities:
Policyholder account balances	$161,351	Deterministic cash flow model	Projected option cost	0.0% - 45.04% (3.27%)
Share-based compensation	6,202	Black-Scholes model	Expected term	1.0 to 9.9 years
			Expected volatility	33.47%
Total liabilities	$167,553

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

The carrying amounts and fair values of the Company's financial instruments are as follows:

	September 30, 2021
			Fair Value Hierarchy Level
	Carrying Values	Fair Values	Level 1	Level 2	Level 3

	(In thousands)
ASSETS
Debt securities, available-for-sale	$9,364,083	9,364,083	—	9,364,083	—
Debt securities, trading	1,085,654	1,085,654	—	1,085,654	—
Cash and cash equivalents	540,226	540,226	540,226	—	—
Mortgage loans	462,882	476,712	—	—	476,712
Real estate	28,750	47,027	—	—	47,027
Policy loans	71,668	110,951	—	—	110,951
Other loans	25,136	25,461	—	—	25,461
Derivatives, index options	82,390	82,390	—	—	82,390
Equity securities	21,186	21,186	21,186	—	—
Life interest in Libbie Shearn Moody Trust	9,083	12,775	—	—	12,775
Other investments	4,513	24,852	—	—	24,852

LIABILITIES
Deferred annuity contracts	$6,519,899	5,193,022	—	—	5,193,022
Immediate annuity and supplemental contracts	422,051	458,609	—	—	458,609

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The tables below present the fair value of derivative instruments as of September 30, 2021 and December 31, 2020, respectively.

	September 30, 2021
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments

Equity index options	Derivatives, Index Options	$82,390

Fixed-index products			Universal Life and Annuity Contracts	$122,016
Embedded derivative on reinsurance contract			Funds Withheld Liability	(76,486)

Total		$82,390		$45,530

	December 31, 2020
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments

Equity index options	Derivatives, Index Options	$132,821

Fixed-index products			Universal Life and Annuity Contracts	$161,351

Total		$132,821		$161,351

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The table below presents the effect of derivative instruments in the Condensed Consolidated Statements of Earnings for the three months ended September 30, 2021 and 2020.

		September 30, 2021	September 30, 2020
Derivatives Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized In Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		(In thousands)

Equity index options	Net investment income	$2,284	31,520

Fixed-index products	Universal life and annuity contract interest	(1,484)	(34,119)
Embedded derivative on reinsurance contract	Net investment income	4,147	—

		$4,947	(2,599)

The table below presents the effect of derivative instruments in the Condensed Consolidated Statements of Earnings for the nine months ended September 30, 2021 and 2020.

		September 30, 2021	September 30, 2020
Derivatives Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized In Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		(In thousands)

Equity index options	Net investment income	$70,474	(34,865)

Fixed-index products	Universal life and annuity contract interest	(81,570)	9,744
Embedded derivative on reinsurance contract	Net investment income	76,486	—

		$65,390	(25,121)

The embedded derivative liability on fixed-index products, the change of which is recorded in universal life and annuity contract interest in the Condensed Consolidated Statements of Earnings, includes projected interest credits that are offset by the expected collectability by the Company of asset management fees on fixed-index products. The anticipated asset management fees to be collected increases or decreases based upon the most recent performance of index options and adds to or reduces the offset applied to the embedded derivative liability (increasing or decreasing contract interest expense). For the three months ended September 30, 2021 and 2020, the change in the embedded derivative liability due to the expected collectability of asset management fees increased/(decreased) contract interest expense by $0.0 million and $3.7 million, respectively. For the nine months ended September 30, 2021 and 2020, contract interest expense was increased/(decreased) by $6.5 million and $29.3 million, respectively, for the expected collectability of asset management fees.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Beginning in the second quarter of 2020, the Company changed its budget for purchasing these options to match the collection of asset management fees with the payoff from out-of-the-money options, thereby removing the option premium that was previously being paid for the probability or expectation of collecting asset management fees ("out-of-the-money" hedging). Consequently, the remaining one year options purchased under the prior method expired and have been replaced by out-of-the-money hedges as of June 30, 2021. Accordingly, the embedded derivative liability component due to the projected collectability of asset management fees no longer exists as of the third quarter of 2021 and for all subsequent reporting periods.

(12) INTANGIBLES, VALUE OF BUSINESS ACQUIRED, AND GOODWILL

Identifiable Intangible Assets

The gross carrying amounts and accumulated amortization for intangible assets are as follows for the dates shown.

		September 30, 2021		December 31, 2020
	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

		(In thousands)

Trademarks/trade names	15	$2,800	(497)	2,800	(358)
Internally developed software	7	3,800	(1,448)	3,800	(1,040)
Insurance licenses	N/A	3,000	—	3,000	—

		$9,600	(1,945)	9,600	(1,398)

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

As of September 30, 2021, expected amortization expense relating to purchased intangible assets for each of the next 5 years and thereafter is as follows:

Expected Amortization
(In thousands)
Remainder of 2021	$182
2022	730
2023	730
2024	730
2025	730
Thereafter	1,553

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

	September 30,	December 31,
	2021	2020

	(In thousands)

Balance, beginning of year	$162,968	138,071
Other increase	—	35,125
Amortization:
Amortization, excluding unlocking	(6,709)	(10,228)

Balance as of end of period	$156,259	162,968

Estimated future amortization of VOBA, net of interest (in thousands), as of September 30, 2021, is as follows:

Expected Amortization
(In thousands)

Remainder of 2021	$2,557
2022	9,753
2023	9,368
2024	9,015
2025	8,804

Goodwill
The changes in the carrying amount of goodwill (in thousands) were as follows:

	September 30,	December 31,
	2021	2020

	(In thousands)

Gross goodwill as of beginning of year	$13,864	13,864
Goodwill resulting from business acquisition	—	—
Gross goodwill, before impairments	13,864	13,864
Accumulated impairment as of beginning of year	—	—
Current year impairments	—	—

Net goodwill as of end of period	$13,864	13,864
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

Management's discussion and analysis of the financial condition and results of operations (“MD&A”) of National Western Life Group, Inc. ("NWLGI") for the three and nine months ended September 30, 2021 follows. Where appropriate, discussion specific to the insurance operations of National Western Life Insurance Company is denoted by "National Western" or "NWLIC". This discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related notes beginning on page 3 of this report and with the 2020 Annual Report filed on Form 10-K with the SEC.

Overview

National Western provides life insurance products for the savings and protection needs of policyholders and annuity contracts for the asset accumulation and retirement needs of contract holders. The Company accepts funds from policyholders or contract holders and establishes a liability representing future obligations to pay the policy or contract holders and their beneficiaries. To ensure the Company will be able to pay these future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed income securities. National Western maintains its home office in Austin, Texas where substantially all of its 269 employees at September 30, 2021 are located.

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

The Company monitors these factors continually as key business indicators. The discussion that follows in this Item 2 includes these indicators and presents information useful to an overall understanding of the Company's business performance for the three and nine months ended September 30, 2021, incorporating required disclosures in accordance with the rules and regulations of the SEC.

Insurance Operations - Domestic

National Western is currently licensed to do business in all states, except New York, and the District of Columbia. Products marketed are annuities, universal life insurance, fixed-index universal life, and traditional life insurance, which include both term and whole life products. Domestic sales in terms of premium levels have historically been more heavily weighted toward annuities. Most of these annuities can be sold either as tax qualified or non-qualified products. More recently, a greater proportion of sales activity has been derived from single premium life insurance products, predominantly those with an equity-index crediting mechanism. Presently, nearly all of National Western's domestic life premium sales come from single premium life products. At September 30, 2021, National Western maintained approximately 107,710 annuity contracts in force and 46,260 domestic life insurance policies in force representing $3.6 billion in face amount of coverage.

National Western markets and distributes its domestic products primarily through independent national marketing organizations ("NMOs"). These NMOs assist the Company in recruiting, contracting, and managing independent agents. National Western's agents are independent contractors who are compensated on a commission basis. It currently has approximately 29,900 domestic independent agent contracts.

Effective January 31, 2019, the Company completed its previously announced acquisition of Ozark National Life Insurance Company ("Ozark National") and N.I.S. Financial Services, Inc. ("NIS"). All of the outstanding stock of Ozark National is owned by National Western while NIS is wholly owned by NWLGI. Although reported separately for segment disclosure purposes, domestic insurance operations include the activities of Ozark National. Ozark National is a Missouri domiciled, stock life insurance company currently licensed to conduct business in thirty states. Organized and incorporated in 1964, its largest markets by state are Missouri, Iowa, Minnesota, Nebraska, and Kansas. Ozark National utilizes a unique distribution system to market its flagship Balanced Program which consists of a coordinated sale of a non-participating whole life insurance product with a mutual fund investment product offered through NIS, its affiliated broker-dealer. Due to Ozark National's coordinated sale, their agents hold a securities license in addition to an insurance license. At September 30, 2021, Ozark National maintained approximately 176,220 life insurance policies in force representing $5.9 billion in face amount of coverage. It maintains its home office facility in Kansas City, Missouri along with NIS where most of their combined employees are located.

Insurance Operations - International

National Western's international operations consists of a closed block of in force policies. The Company had progressively discontinued accepting applications from various countries ultimately ceasing applications for new policies from all remaining countries in 2018. At September 30, 2021, National Western had approximately 42,190 international life insurance policies in force representing nearly $11.6 billion in face amount of coverage. The Company did not conduct business or maintain offices or employees in any other country, but historically did accept applications at its home office in Austin, Texas, and issued policies from there to foreign nationals in upper socioeconomic classes of other countries. Insurance products, issued primarily to residents of countries in South America, consisted almost entirely of universal life and traditional life insurance products not available in the local markets.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(In thousands)

Single premium life	$52,578	56,610	157,024	141,557
Traditional life	922	798	2,855	2,139
Universal life	—	—	—	6

Totals	$53,500	57,408	159,879	143,702

Life insurance sales, as measured by total and annualized first year premiums, decreased (7)% in the third quarter of 2021 as compared to the third quarter of 2020 reflecting a pullback in consumer spending in the current period. Sales for the three months ended September 30, 2021, included $0.9 million from Ozark National, exceeding the $0.8 million reported in the third quarter of 2020, representing their traditional life sales activity. Ozark National's business model, which is heavily dependent upon in person contact for agent recruiting and obtaining applications for coverage from prospective policyholders, has been steadily recovering from the disruption of the pandemic effects upon its business. For the nine months ended September 30, 2021, total life insurance sales increased 11% from the level in 2020. Included in these nine-month amounts were $2.9 million and $2.1 million in sales from Ozark National for 2021 and 2020, respectively.

National Western's life insurance product portfolio includes single premium universal life ("SPUL") and equity-index universal life ("EIUL") products as well as hybrids of the EIUL and SPUL products, combining features of these core products. Equity-index universal life products have been the predominant product sold in the domestic life market for a number of years. Most of these sales are single premium mode products (one year, five year, or ten year) designed for transferring accumulated wealth tax efficiently into life insurance policies with limited underwriting due to lesser net insurance amounts at risk (face amount of the insurance policy less cash premium contributed). These products were designed and implemented years ago targeting the accumulated savings of the segment of the population entering their retirement years. The wealth transfer life products have been valuable offerings for the Company's distributors as evidenced by their comprising over 98% of total life sales in the first nine months of 2021.
The average new policy face amounts, excluding insurance riders, since 2017 are as shown in the following table.

	Average New Policy Face Amount
	NWLIC Domestic	Ozark National	NWLIC International

Year ended December 31, 2017	148,100	—	299,300
Year ended December 31, 2018	162,600	—	290,900
Year ended December 31, 2019	179,900	45,200	—
Year ended December 31, 2020	209,900	46,230	—
Nine Months Ended September 30, 2021	191,100	47,620	—

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

The table below sets forth information regarding life insurance in force for each date presented.

	Insurance In Force as of
	September 30,	December 31,
	2021	2020

	($ in thousands)

National Western

Universal life:
Number of policies	29,200	31,150
Face amounts	$4,048,080	4,354,530

Traditional life:
Number of policies	24,890	26,260
Face amounts	$2,295,840	2,409,110

Fixed-index life:
Number of policies	34,360	35,060
Face amounts	$8,838,800	9,157,010

Total life insurance:
Number of policies	$88,450	92,470
Face amounts	$15,182,720	15,920,650

Ozark National

Total life insurance (all traditional):
Number of policies	176,220	179,000
Face amounts	$5,918,770	6,033,510

At September 30, 2021, National Western’s face amount of life insurance in force was comprised of $11.6 billion from the international line of business and $3.6 billion from the domestic line of business. At December 31, 2020, these amounts were $12.4 billion and $3.5 billion for the international and domestic lines of business, respectively.

Annuities

The following table sets forth information regarding the Company's annuity sales activity as measured by single and annualized first year premiums. Similar to life insurance sales, these figures are considered a non-GAAP financial measure but are shown in accordance with industry practice and depict the Company's sales productivity.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)

Fixed-index annuities	$102,322	76,255	333,146	221,992
Other deferred annuities	1,008	1,875	2,965	5,475
Immediate annuities	5,380	2,270	19,460	10,991

Totals	$108,710	80,400	355,571	238,458

Annuity sales increased 35% in the third quarter of 2021 compared to 2020 and were 49% higher in the nine months ended September 30, 2021 relative to the comparable period in 2020. Sales activity in 2020 was dampened by the onset of the COVID-19 pandemic at that time, while 2021 sales activity reflects expansion of sales and marketing initiatives in this line of business as well as an overall increase in market demand.

The Company's mix of annuity sales has historically shifted with interest rate levels and the relative performance of the equity market. With the decline in interest rates subsequent to the subprime crisis, fixed-index products have comprised the majority of annuity sales, generally accounting for 90% or more of all annuity sales over this span. During the first nine months of 2021, this percentage approximated 94% reflecting both the historically low levels in interest rates and the overall continuing upward trend in equities. For all fixed-index products, the Company purchases over the counter call options to hedge the equity return feature. The options are purchased relative to the issuance of the annuity contracts in such a manner to minimize timing risk. Generally, the index return during the indexing period (if the underlying index increases) becomes a component in a formula (set forth in the annuity), the result of which is credited as interest to contract holders electing the index formula crediting method at the beginning of the indexing period. The formula result can never be less than zero with these products. The Company does not deliberately mismatch or under hedge for the equity feature of the products. Fixed-index products also provide the contract holder the alternative to elect a fixed interest rate crediting option.

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

	Annuities In Force as of
	September 30,	December 31,
	2021	2020

	($ in thousands)

Fixed-index annuities
Number of policies	65,680	68,020
GAAP annuity reserves	$5,184,069	5,254,089

Other deferred annuities
Number of policies	30,850	33,250
GAAP annuity reserves	$1,152,083	1,264,042

Immediate annuities
Number of policies	11,180	11,650
GAAP annuity reserves	$372,837	363,983

Total annuities
Number of policies	$107,710	112,920
GAAP annuity reserves	$6,708,989	6,882,114

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

While the morbidity exposure of COVID-19 to the life insurance industry is uncertain at this point, it is not expected to result in significant excess mortality claims. During the first nine months of 2021, the Company (National Western and Ozark National) incurred approximately $26.4 million in net death claims, after reinsurance, for which COVID-19 was identified as the cause of death. Additional risk to life insurance companies has been the decline in value of invested assets due to downgrades in credit market securities, derivative investments experiencing fair value declines resulting in unrealized losses, impairment-related losses or sizable additions being made to the allowance for current credit expected losses in financial statements. Consequently, there have been instances of balance sheet asset deterioration, charges to capital, and lower reported earnings.

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

In an environment such as this, the need for a strong capital position that can cushion against unexpected bumps is critical for stability and ongoing business activity. The Company's operating strategy continues to be focused on maintaining capital levels substantially above regulatory and rating agency requirements. In addition, its business model is predicated upon steady growth in invested assets while managing the block of business within profitability objectives. A key premise of the Company's financial management is maintaining a high quality investment portfolio, well matched in terms of duration with policyholder obligations, that continues to outperform the industry with respect to adverse impairment experience. This discipline enables the Company to sustain resources more than adequate to fund future growth and absorb abnormal periods of cash outflows.

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

Consolidated Operations

Premiums and other revenues. The following details Company revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)

Universal life and annuity contract charges	$32,850	40,303	101,799	112,478
Traditional life premiums	22,244	22,693	66,940	68,956
Net investment income	86,686	98,159	341,115	296,759
Other revenues	5,806	3,977	17,254	15,217
Index option derivative gain (loss)	2,284	31,520	70,474	(34,865)
Net realized investment gains	5,011	6,050	9,842	12,660

Total revenues	$154,881	202,702	607,424	471,205

Universal life and annuity contract charges - Revenues for universal life and annuity contracts were lower for the first nine months in 2021 compared to 2020 with the component sources shown below. Revenues for universal life and annuity products consist of policy charges for the cost of insurance, administration charges, surrender charges assessed against policyholder account balances, and amortization of deferred premium loads less reinsurance premiums, as shown in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)

Contract Revenues:
Cost of insurance and administrative charges	$30,608	30,975	91,870	93,122
Surrender charges	6,599	6,192	19,900	21,219
Other charges	241	7,668	3,605	11,007
Gross contract revenues	37,448	44,835	115,375	125,348

Reinsurance premiums	(4,598)	(4,532)	(13,576)	(12,870)

Net contract revenues	$32,850	40,303	101,799	112,478

Cost of insurance charges were $23.7 million in the quarter ended September 30, 2021 compared to $24.6 million in the third quarter of 2020, and were $72.1 million for the nine months ended September 30, 2021 compared to $74.2 million for the same period in 2020. Cost of insurance charges typically trend with the size of the universal life insurance block in force and the amount of new business issued during the period. The volume of universal life insurance in force at September 30, 2021 declined to $12.9 billion from approximately $13.5 billion at December 31, 2020 and $14.4 billion at December 31, 2019. Administrative charges pertaining to new business issued increased to $6.9 million for the three months ended September 30, 2021 from $6.4 million for the same period in 2020, and to $19.8 million for the first nine months of 2021 compared to $18.9 million for the first nine months of 2020, reflecting higher sales activity in the current periods.

Surrender charges assessed against policyholder account balances upon withdrawal increased in the third quarter of 2021 compared to 2020 but were lower for the nine months ended September 30, 2021 versus the comparable prior year period. While the Company earns surrender charge income that is assessed upon policy terminations, the Company's overall profitability is enhanced when policies remain in force and additional contract revenues are realized and the Company continues to make an interest rate spread equivalent to the difference it earns on its investments and the amount that it credits to policyholders. In the nine months ended September 30, 2021, lapse rates on annuity products were higher than the prior year periods. However, surrender charge income recognized is also dependent upon the duration of policies at the time of surrender (i.e. later duration policy surrenders have lower surrender charges assessed and earlier policy surrenders having a higher surrender charge assessed). The lower surrender charge revenue reflects later duration policies terminating having lower surrender charges.

Other charges include the net amortization into income of the premium load on single premium life insurance products which is deferred at the inception of the policy. These products have become a substantial portion of domestic life insurance sales and current period activity reflects the net of amortization of accumulated deferrals against the current period level of premium loads deferred. During the three and nine months ended September 30, 2020, the Company unlocked certain actuarial assumptions impacting the amortization of this unearned revenue reserve the effect of which was to increase the amortization into income by $5.8 million. The Company also unlocked during the three and nine months ended September 30, 2021 the effect of which was to reduce the amortization into income by $(0.6) million.

Traditional life premiums - Traditional life premiums include the activity of Ozark National. Ozark National's principal product is a non-participating whole life insurance policy with premiums remitted primarily on a monthly basis. The product is sold in tandem with a mutual fund investment product offered through its broker-dealer affiliate, NIS. Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period. A sizable portion of National Western's traditional life business resided in the International Life segment. However, National Western's overall life insurance sales focus has historically been primarily centered around universal life products. The addition of Ozark National's business of repetitive paying permanent life insurance adds an important complement to National Western's life insurance sales. Included in the amount for the quarter ended September 30, 2021 is $18.2 million of life insurance renewal premium from Ozark National compared to $18.5 million in the third quarter of 2020. For the nine months ended September 30, 2021 and 2020, the Ozark National life insurance renewal premium amounts were $55.3 million and $56.1 million, respectively. Universal life products, especially National Western's equity indexed universal life products, which offer the opportunity for consumers to acquire life insurance protection and receive credited interest linked in part to an outside market index, have been the more popular product offerings in the Company's markets.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)

Gross investment income:
Debt and equities	$74,579	92,892	231,484	276,971
Mortgage loans	4,779	3,350	12,577	8,974
Policy loans	676	812	1,978	2,447
Short-term investments	48	261	243	1,959
Other invested assets	3,860	1,610	10,946	8,555

Total investment income	83,942	98,925	257,228	298,906
Less: investment expenses	688	766	2,155	2,147

Net investment income (excluding derivatives and trading securities)	83,254	98,159	255,073	296,759
Index option derivative gain (loss)	2,284	31,520	70,474	(34,865)
Embedded derivative on reinsurance	4,147	—	76,486	—
Trading securities market adjustment	(715)	—	9,556	—

Net investment income	$88,970	129,679	411,589	261,894
For the nine months ended September 30, 2021, debt and equity securities generated approximately 90% of total investment income, excluding index option derivative gain (loss), embedded derivative on reinsurance, and market adjustments on trading securities. The Company's strategy is to invest substantially all of its cash flows in fixed debt securities within its guidelines for credit quality, duration, and diversification. National Western's debt securities investment income continues to experience higher yielding debt securities maturing or being called by borrowers and being replaced with lower yielding securities in the current interest rate environment. Investment yields on new bond purchases during the first nine months of 2021 approximated 2.99% as compared to the 3.33% yield achieved during the full year 2020. During the first nine months of 2021, the ten-year treasury bond increased nearly 60 basis points, however corporate bond credit spreads narrowed substantially from 2020 levels. National Western's weighted average bond portfolio yield was 3.64% at September 30, 2021 declining from 3.68% at December 31, 2020 and 3.78% at December 31, 2019. Ozark National's weighted average portfolio yield at September 30, 2021 was 3.63%.

Changes in fair values of equity securities are included in net investment income in the Condensed Consolidated Statements of Earnings. For the three months ended September 30, 2021 and 2020, unrealized gains of $0.1 million and $0.9 million, respectively, are included in investment income. For the nine months ended September 30th, unrealized gains of $3.4 million are included in net investment income in 2021 while unrealized losses of $(3.2) million are netted in investment income in the same period for 2020. The carrying value of the Company's portfolio of equity securities was $21.2 million at September 30, 2021.

The Company's mortgage loan activity in 2020 was initially impacted by the pandemic crisis and the low interest rate levels which subsequently materialized. This environment slowed down the underwriting of new loan applications until clarity regarding the impacts of closing down the economy upon commercial real estate became available. As stability in the market slowly returned, the Company commenced underwriting of new loans. As a result, the portfolio balance has increased to $462.9 million at September 30, 2021 from $332.5 million at December 31, 2020 and $302.7 million at September 30, 2020. During the nine months ended September 30, 2021 the Company originated new mortgage loans in the amount of $151.4 million compared to $41.5 million in the comparable period of 2020.

As disclosed in the accompanying Notes to Condensed Consolidated Financial Statements included in this report, in 2020 the Company adopted new accounting guidance pertaining to current expected credit losses on financial instruments ("CECL"). The adoption as of January 1, 2020 was reported as a change in accounting with initial balances recorded and charged to retained earnings. Remeasurement of the CECL allowance for mortgage loans is performed quarterly and for the quarter ended September 30, 2021 resulted in an increase in the allowance of $0.7 million which is included in gross investment income. The provision for the quarter ended September 30, 2020 was an increase in the mortgage loan allowance of $0.3 million. For the nine months ended September 30, 2021 and 2020, the increase in the allowance included in gross investment income for mortgage loans was $1.5 million and $1.2 million, respectively.

Credit loss allowances for available-for-sale debt securities are recorded when unrealized losses and missed payments indicate a credit loss has occurred in which a full recovery of the investment principal is not expected. Credit loss allowances are recorded through net investment income in the Condensed Consolidated Statements of Earnings. No credit loss allowances for available-for-sale debts securities were recorded during the three and nine months ended September 30, 2021 or 2020.
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

	Nine Months Ended September 30,
	2021	2020

	(In thousands)

Excluding derivatives and funds withheld securities:
Net investment income	$255,073	296,759
Average invested assets, at amortized cost	$9,377,407	10,982,593
Annual yield on average invested assets	3.63%	3.60%

Including derivatives and funds withheld securities:
Net investment income	$411,589	261,894
Average invested assets, at amortized cost	$11,145,890	11,108,071
Annual yield on average invested assets	4.92%	3.14%

The increase in average invested asset yield, excluding derivatives and trading securities, for the first nine months of 2021 is due to the Company obtaining incremental yields on newly invested cash flows into mortgage loans as well as lower yielding debt securities being transferred to the funds withheld account at year-end 2020.

The average yield on bond purchases during the nine months ended September 30, 2021 to fund National Western insurance operations was 2.99% representing a 1.26% spread over treasury rates. The weighted average quality of new purchases during the first nine months of 2021 was "BBB+" which was consistent with purchases during 2020. The composite duration of purchases during the first nine months of 2021 continued to be longer than that of purchases prior to 2019 as the Company purchased a higher proportion of investments for its life insurance line of business which has a longer liability duration than that of the annuity line of business. The Company's general investment strategy is to purchase debt securities with maturity dates approximating ten years in the future. Accordingly, an appropriate measure for benchmarking the direction of interest rate levels for the Company's debt security purchases is the ten year treasury bond rate. After ending 2020 at a rate of 0.92%, the daily closing yield of the ten-year treasury bond ranged as low as 0.91% during the first nine months of 2021 and as high as 1.74% before finishing the period at 1.49%.

The pattern in average invested asset yield, including derivatives, incorporates increases and decreases in the fair value of index options purchased by National Western to support its fixed-index products. Fair values of the purchased call options recorded a net gain during the first nine months of 2021 while a net loss was recorded during the first nine months of 2020, corresponding to the movement in the S&P 500 Index during these periods (the primary index the fixed-index products employ). Refer to the derivatives discussion below for a more detailed explanation. In addition, the funds withheld reinsurance agreement executed December 31, 2020 introduced embedded derivative accounting with respect to the policyholder obligations reinsured. During the nine months ended September 30, 2021, the embedded derivative liability for reinsurance decreased by $76.5 million which was recorded as investment income. Debt securities supporting the funds withheld policyholder obligations classified as trading incurred a $9.6 million market value increase which was also recorded as a component of net investment income. The sum of these two amounts, or $86.1 million, increased net investment income during the nine months ended September 30, 2021.

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

Revenues associated with NIS were $3.1 million and $2.6 million for the three months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, NIS revenues were $9.3 million and $7.2 million, respectively.

Third party revenues associated with BP III were $1.3 million and $1.1 million for the three months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020 revenues were $3.8 million and $3.4 million, respectively. The facility is currently fully leased.

Under terms of the funds withheld reinsurance contract, National Western earns a monthly expense allowance equal to the average policy count of the funds withheld reinsured block of business multiplied by a stated amount per policy. In the three and nine months ended September 30, 2021, the Company reported $1.3 million and $4.1 million, respectively, as maintenance expense allowance revenue.

In the nine months ended September 30, 2020, the Company recognized as other revenue $4.1 million related to the release of a contingent payment liability associated with National Western's acquisition of Ozark National. During the second quarter of 2020, the Company executed an agreement with the seller under which both parties agreed that the Company had fulfilled its payment obligation under the Stock Purchase Agreement executed October 3, 2018 thus allowing it to reverse the contingent payment amounts previously accrued.

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

Gains and losses from index options are substantially due to changes in equity market conditions. Index options are intended to act as hedges to match the returns on the product's underlying reference index and the rise or decline in the index relative to the index level at the time of the option purchase which causes option values to likewise rise or decline. As income from index options fluctuates with the underlying index, the contract interest expense to policyholder accounts for the Company's fixed-index products also fluctuates in a similar manner and direction. For the three and nine months ended September 30, 2021 and 2020, the Company recorded realized and unrealized gains/(losses) from index options as shown below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)

Index option derivatives:
Unrealized gain (loss)	$(33,034)	35,075	(34,338)	(58,077)
Realized gain (loss)	35,318	(3,555)	104,812	23,212

Total gain (loss) included in net investment income	$2,284	31,520	70,474	(34,865)

Total contract interest	$11,663	85,879	134,481	119,625

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

The financial statement investment spread, the difference between investment income and interest credited to contract holders, is subject to variations from option performance during any given period. For example, many of the Company's equity-index annuity products provide for the collection of asset management fees. These asset management fees are assessed when returns on expiring options are positive, and they are collected prior to passing any additional returns above the assessed management fees to the policy contractholders. During periods of positive returns, the collected asset management fees serve to increase the financial statement spread by increasing option realized gains reported as investment income in an amount greater than interest credited to policy contractholders which is reported as contract interest expense. Asset management fees collected in the third quarter of 2021 and 2020 were approximately $0.0 million and $6.7 million, respectively. For the nine months ended September 30, 2021 and 2020, asset management fees collected were $5.8 million and $24.7 million, respectively. The lower amounts in the 2021 periods compared to 2020 are the result of the Company's change in option hedging to an "out-of-the-money" basis during 2020. As of the end of the second quarter of 2021, all options outstanding were acquired on an out-of-the-money basis. Accordingly, no asset management fees were collected in the third quarter of 2021 nor will there be any future asset management fees collected under the current hedging methodology. While asset management fees are no longer being collected, the costs to purchase the out-of-the-money options similarly decreases.

Net realized investment gains (losses) - Realized gains (losses) on investments include proceeds from bond calls, sales and impairment write-downs as well as gains and losses on the sale of real estate property. The net gains reported for the nine months ended September 30, 2021 consisted of gross gains of $11.3 million, primarily related to bond calls of debt securities in the available-to-sale category, offset by gross losses of $(1.4) million. Gross losses in the nine months ended September 30, 2021 include $1.4 million pertaining to property held by Ozark National which recorded a valuation allowance to reflect the property at its estimated fair value less anticipated costs to sell. The final sale during the third quarter approximated the recorded property amount net of the valuation allowance previously recorded. The net gains reported for the nine months ended September 30, 2020 consisted of gross gains of $12.7 million offset by gross losses of $0.0 million. The gross gains in the first nine months of 2020 included proceeds from bonds calls of securities classified in the held-to-maturity category at that time.

Benefits and Expenses. The following table details benefits and expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)

Life and other policy benefits	$70,633	26,940	144,426	94,005
Amortization of deferred transaction costs	(8,389)	50,800	46,723	111,937
Universal life and annuity contract interest	11,663	85,879	134,481	119,625
Other operating expenses	30,793	25,754	90,596	74,730

Totals	$104,700	189,373	416,226	400,297

Life and other policy benefits - Death claim benefits, the largest component of policy benefits, were $74.6 million in the first nine months of 2021 compared to $50.9 million for the first nine months of 2020. Of the amount included in the nine months ended September 30, 2021, $45.4 million was associated with National Western business and $29.2 million pertained to Ozark National. In the first nine months of 2020, these amounts were $25.1 million and $25.8 million for National Western and Ozark National, respectively. Death claim amounts are subject to variation from period to period. For the first nine months of 2021, the number of National Western life insurance claims increased 3% versus the comparable period in 2020 while the average dollar amount per net claim increased to $61,300 from approximately $40,200. National Western's overall mortality experience has generally been consistent with or better than its product pricing assumptions. The average net claim for Ozark National during the 2021 and 2020 nine-month periods was $16,000 and $15,300, respectively. Mortality exposure is managed through reinsurance treaties under which National Western's retained maximum net amount at risk on any one life is capped at $500,000. Ozark National's retained maximum net amount at risk is capped at $200,000 under its reinsurance treaties with limited exceptions related to the conversion of child protection and guaranteed insurability riders.

Both National Western and Ozark National have established specific coding to track the death claim experience associated with COVID-19. During the nine months ended September 30, 2021, National Western incurred 174 death claims on life insurance policies in which the reported cause of death was due to the coronavirus (COVID-19) totaling a net claim amount (after reinsurance) of $20.5 million. For the comparable nine-month period in 2020, National Western incurred 51 COVID-19 related death claims on life insurance policies totaling a net amount after reinsurance of $2.4 million. During the nine months ended September 30, 2021, Ozark National incurred 343 confirmed COVID-19 death claims aggregating to a net claim amount of approximately $5.9 million. For the nine months ended September 30, 2020, Ozark National reported 76 COVID-19 death claims totaling to a net claim amount of $1.2 million. The COVID-19 claim activity is included in the claim disclosures made in the preceding paragraph.

Life and other policy benefits also includes policy liabilities held associated with the Company's traditional life products, policies with life contingencies, and riders such as the guaranteed minimum withdrawal benefit rider ("WBR"), a popular rider to National Western's equity-indexed annuity products. Prior to unlocking adjustments, the increases in these liabilities for National Western were $4.3 million and $6.2 million in the quarters ended September 30, 2021 and 2020, respectively, and $9.1 million and $16.9 million, respectively, for the nine months then ended. In the third quarters ended September 30, 2021 and 2020, the Company unlocked its assumptions pertaining to the WBR benefit, the effect of which was to increase the liability for policy benefits by $27.4 million in the third quarter of 2021 and to decrease the liability for policy benefits by $11.9 billion in the third quarter of 2020.

Life and other policy benefits in the quarters ended September 30, 2021 and 2020 includes changes in traditional life reserves and miscellaneous benefit payments associated with Ozark National's operations of $8.4 million and $7.6 million, respectively, and $21.5 million and $24.6 million, respectively, for the nine months then ended.

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

The following table identifies the effects of unlocking adjustments on DPAC balances recorded through amortization expense separate from recurring amortization expense components for the three and nine months ended September 30, 2021 and 2020.

Amortization of DPAC	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)

Unlocking adjustments	$(36,510)	22,358	(36,510)	22,358
Other amortization components	23,081	26,597	66,262	83,933

Totals	$(13,429)	48,955	29,752	106,291

Amortization expense for the three and nine months ended September 30, 2021 was comprised of DPAC amortization by National Western of $(13.6) million and $29.2 million, respectively, and by Ozark National of $0.2 million and $0.5 million, respectively. Amortization expense for National Western for the three and nine months ended September 30, 2021, was reduced by $1.6 million and $5.0 million, respectively, for amounts pertaining to the policies ceded under the funds withheld reinsurance agreement.

The Company's practice is to annually review its actuarial assumptions during the third quarter regarding the emergence of profits pertaining to its blocks of businesses and to update or "unlock" those assumptions which deviate significantly from actual experience. During the three and nine months ended September 30, 2021, the Company unlocked DPAC balances associated with its Life and Annuity segments the effect of which was to increase DPAC balances by $36.5 million (and decrease amortization expense). The primary unlocking adjustment giving rise to the DPAC balance increase was cost of insurance ("COI") charge increases on International universal life products inforce. The increased COI charges create higher expected gross profits in future years which causes DPAC amortization to shift to these periods. The Company also unlocked DPAC balances during the three and nine months ended September 30, 2020, the effect of which was to decrease DPAC balances by $22.4 million (and increase amortization expense). Life and Annuity DPAC balances were unlocked for assumptions involving lapse rates, surrender rates, annuitization rates, mortality experience, investment portfolio yield rates, and withdrawal benefit rider election rates.

The Company is required to evaluate its emergence of profits continually and management believes that the current amortization patterns of deferred policy acquisition costs are reflective of actual experience.

As the DPAC balance is an asset on the Company's Condensed Consolidated Balance Sheets, GAAP provides for an earned interest return on the unamortized balance each period. The earned interest serves to increase the DPAC balance and reduce other amortization component expense. The rate at which the DPAC balance earns interest is the average credited interest rate on the Company's universal life and annuity policies in force, including credited interest on equity-indexed policies. The amount of earned interest on DPAC balances recorded for the three months ended September 30, 2021 and 2020 was $8.6 million and $2.7 million, respectively, decreasing other amortization component expense. The amount of interest earned on DPAC balances for the nine months ended September 30, 2021 and 2020 was $24.1 million and $13.3 million, respectively. The increased interest amount in 2021 compared to 2020 reflects higher crediting rate returns on equity-index products, particularly life insurance products.

As part of the purchase accounting required with the acquisition of Ozark National effective January 31, 2019, the Company recorded an intangible asset of $180.9 million referred to as the value of business acquired ("VOBA"). VOBA represents the difference between the acquired assets and liabilities of Ozark National measured in accordance with the Company's accounting policies and the fair value of these same assets and liabilities. The VOBA balance sheet amount is amortized following a methodology similar to that used for amortizing deferred policy acquisition costs. In the quarters ended September 30, 2021 and 2020, the Company's VOBA amortization expense was $1.9 million and $1.8 million, respectively, and $6.7 million and $5.6 million, respectively, for the nine months then ended.

At December 31, 2020, the Company recorded as an asset on its Consolidated Balance Sheet a deferred Cost of Reinsurance ("COR") amount of $102.8 million associated with the funds withheld reinsurance transaction. This represents the amount of assets transferred at the closing date of funds withheld agreement (debt securities, policy loans, and cash) in excess of the GAAP liability ceded plus a $48 million ceding commission paid to the reinsurer. The COR balance is amortized commensurate with the runoff of the ceded block of funds withheld business. In the three and nine months ended September 30, 2021, COR amortization expense of $3.1 million and $10.3 million, respectively, is included in Amortization of deferred transaction costs.

Universal life and annuity contract interest - The Company closely monitors its credited interest rates on interest sensitive policies (National Western products), taking into consideration such factors as profitability goals, policyholder benefits, product marketability, and economic market conditions. As long term interest rates change, the Company's credited interest rates are often adjusted accordingly, taking into consideration the factors described above. The difference between yields earned on investments over policy credited rates is often referred to as the "interest spread" within the industry.

Contract interest reported in financial statements also encompasses the performance of the index options associated with the Company's fixed-index products. As previously noted, the market value changes of these derivative features resulted in net realized and unrealized gains/(losses) of $70.5 million and $(34.9) million for the nine months ended September 30, 2021 and 2020, respectively. These amounts consisted of realized gains of $104.8 million and unrealized losses of $(34.3) million for the year-to-date 2021 period, and realized gains of $23.2 million and unrealized losses of $(58.1) million for the comparable 2020 time frame. In the third quarter of 2021, the figure was comprised of realized gains of $35.3 million and unrealized losses of $(33.0) million. In the third quarter of 2020, this amount was made up of realized losses of $(3.6) million and unrealized gains of $35.1 million. These returns similarly increased/(decreased) the computed average credited rates for the periods shown above. Policyholders of equity-indexed products cannot receive an interest credit below 0% according to the policy contract terms.

Contract interest expense includes other items which may increase or decrease reported contract interest in a particular reporting period. For the three and nine months ended September 30, 2021 and 2020, these other items include the amounts shown in the table below.

Contract Interest Expense	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)

Gross reserve changes	$330	4,052	16,342	16,405
Ceded reserve changes under funds withheld	(2,773)	—	(19,916)	—
Unlocking adjustments, net	(14,547)	17,180	(14,547)	17,180
Asset management fees collected	—	(6,740)	(5,835)	(24,682)
Projected asset management fees	—	3,657	6,477	29,292
Other embedded derivative components	(1,291)	822	5,748	(6,455)

Totals	$(18,281)	18,971	(11,731)	31,740

Contract interest expense includes gross reserve changes for immediate annuities, two tier annuities, excess death benefit reserves, excess annuitizations, and amortization of deferred sales inducement balances. These gross reserve items are offset by policy charges assessed for policies having the withdrawal benefit rider (WBR). As changes in these items collectively impact contract interest expense, financial statement interest spread is also affected. Netted against gross reserve changes for the first nine months of 2021 is $19.9 million for assessed WBR policy charges compared to $18.0 million in the same period for 2020.

Beginning in 2021, reserve changes associated with funds withheld annuity policies are ceded to the reinsurer and no longer reflected in the financial statements of the Company. Accordingly, contract interest expense is adjusted to remove these expense items which are shown in the above table for the three and nine months ended September 30, 2021. In addition to these amounts, the Company also cedes the fixed interest credited on the funds withheld annuity policies. For the three and nine months ended September 30, 2021, the fixed interest credited ceded was $7.4 million and $22.6 million, respectively.
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

Accounting rules require the embedded derivative liability to include a projection of asset management fees estimated to be collected in the succeeding fiscal year due to the Company's historical practice of purchasing options priced to incorporate an expected probability of collecting asset management fees (referred to as "at-the-money hedging"). This projection for the embedded derivative liability is based upon the most recent performance of the reference equity index. Increases in projected asset management fees to be collected reduce contract interest expense while decreases in projected asset management fees to be collected increase contract interest expense. In the nine month periods ended September 30, 2021 and 2020 contract interest was increased by $6.5 million and $29.3 million, respectively, for the projected change in asset management fees to be collected. In the second quarter of 2020, the Company changed its embedded derivative hedging process to incorporate "out of the money" hedging which reduces option costs and eliminates the requirement for estimating probability projections of collected asset management fees. The remaining inventory of annual at the money option hedges completed its roll over to out of the money hedges during the second quarter of 2021. Consequently, the embedded derivative liability component for projected asset management fees to be collected progressively diminished and was phased out as of the end of the 2021 second quarter.

Another contract interest expense component is the amortization of deferred sales inducements (included in Reserve changes above). Similar to deferred policy acquisition costs, the Company defers sales inducements in the form of first year credited interest bonuses on annuity products that are directly related to the production of new business. These bonus interest charges are deferred and amortized using the same methodology and assumptions used to amortize other capitalized acquisition costs and the amortization is included in contract interest. In addition, deferred sales inducement balances are also reviewed periodically to ascertain whether actual experience has deviated significantly from that assumed (unlock) and are adjusted to reflect current policy lapse or termination rates, expense levels and credited rates on policies compared to anticipated experience (true-up). These unlocking adjustments, plus or minus, are included in contract interest expense. As previously discussed in the amortization of deferred policy acquisition costs section, the Company unlocked its assumptions for the annuity line of business in the third quarters of 2021 and 2020 including the deferred sales inducement balance (which is amortized as credited interest). The effect of these prospective unlockings was to increase the deferred sales inducement balance by $1.0 million in the quarter ended September 30, 2021 (and decrease contract interest expense) and to decrease the sales inducement balance by $4.4 million in the quarter ended September 30, 2020 (and increase contract interest expense).

Other operating expenses - Other operating expenses consist of general administrative expenses, licenses and fees, commissions not subject to deferral, real estate expenses, brokerage expenses, compensation costs, and reinsurance ceded commission expense. These expenses for the three and nine months ended September 30, 2021 and 2020 are summarized in the table that follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)

General insurance expenses	$14,043	9,589	37,675	30,747
Compensation expenses	8,745	7,629	29,473	19,855
Commission expenses	2,392	2,927	8,052	8,502
Real estate expenses	1,471	1,395	4,400	4,335
Brokerage expenses (NIS)	1,523	1,372	4,481	3,745
Reinsurance ceded commission expense	—	—	10	—
Taxes, licenses and fees	2,619	2,842	6,505	7,546

Totals	$30,793	25,754	90,596	74,730

General insurance expenses include software amortization expense associated with National Western's proprietary policy administration systems as well as other acquired software. Expenses pertaining to these items were $3.0 million and $3.0 million in the third quarter of 2021 and 2020, respectively, and $10.4 million and $9.1 million in the first nine months of 2021 and 2020, respectively. This category of expenses also includes legal fees and expenses which were $(0.7) million and $0.7 million in the quarters ended September 30, 2021 and 2020, respectively, and $1.1 million and $1.6 million, respectively, for the nine months year-to-date. Legal fees and expenses for the quarter ended September 30, 2021 were a negative amount due to the recovery of $1.9 million from the plaintiff in the shareholder derivative lawsuit. The 2021 legal fees and expenses include amounts pertaining to the security incident reported in Part II. Item 1. of this filing. In addition to these amounts, in the quarter ended September 30, 2021, the Company accrued $4.4 million for the class action lawsuit filed related to the security incident. Other costs associated with the incident include consulting fees and information services associated costs. Total expenses in these categories for consulting fees and information services, including those for the security incident, were $3.8 million and $9.3 million for the three and nine months ended September 30, 2021, versus $1.7 million and $5.6 million in the comparable periods of 2020.

Compensation expenses include share-based compensation costs related to outstanding vested and nonvested stock appreciation rights ("SARs"), restricted stock units ("RSUs") and performance share units ("PSUs"). The related share-based compensation costs move in tandem not only with the number of awards outstanding but also with the movement in the market price of the Company's Class A common stock as a result of marking the SARs, RSUs, and PSUs to fair value under the liability method of accounting. Consequently, the related expense amount varies positive or negative in any given period. In the amounts shown above, share-based compensation expense totaled $0.3 million in the third quarter of 2021 and $(0.5) million in the third quarter of 2020. For the nine-month periods shown, share-based compensation expense was $4.2 million in 2021 and $(4.4) million in 2020. The Company's Class A common share price increased from $206.44 at December 31, 2020 to $210.59 at September 30, 2021, compared to dropping from $290.88 at December 31, 2019 to $182.77 at September 30, 2020. No performance share awards were granted in the first nine months of 2021 and 2020. Ozark National compensation expenses were $1.0 million and $0.9 million in the third quarter of 2021 and 2020, respectively, and $2.9 million and $2.6 million in the nine months ended 2021 and 2020, respectively.

Federal Income Taxes. Federal income taxes on earnings from operations reflect an effective tax rate of 20.6% for the nine months ended September 30, 2021 compared to 19.4% for the nine months ended September 30, 2020. The Federal corporate tax rate was set at 21% under the 2017 Tax Cuts and Jobs Act ("Tax Act"). The Company's effective tax rate is typically lower than the Federal statutory rate due to tax-exempt investment income related to municipal securities and dividends-received deductions on income from stocks, absent other permanent tax items.

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

Segment Operations

Summary of Segment Earnings

A summary of segment earnings for the three and nine months ended September 30, 2021 and 2020 is provided below. The segment earnings exclude realized gains and losses on investments, net of taxes.

	Domestic Life Insurance	International Life Insurance	Annuities	ONL & Affiliates	All Others	Totals

	(In thousands)

Segment earnings:
Three months ended:
September 30, 2021	$486	38,759	(9,985)	3,381	3,240	35,881
September 30, 2020	$(756)	26,557	(26,478)	3,661	3,062	6,046

Nine months ended:
September 30, 2021	$1,891	49,243	69,627	11,616	11,717	144,094
September 30, 2020	$998	44,769	(22,317)	12,144	11,581	47,175

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$12,122	17,734	38,495	40,971
Net investment income	6,599	21,201	58,689	23,293
Other revenues	28	10	80	40

Total premiums and other revenues	18,749	38,945	97,264	64,304

Benefits and expenses:
Life and other policy benefits	6,752	3,785	17,869	13,831
Amortization of deferred transaction costs	2,479	10,540	8,092	16,322
Universal life insurance contract interest	3,015	20,352	50,102	17,831
Other operating expenses	5,891	5,185	18,820	15,123

Total benefits and expenses	18,137	39,862	94,883	63,107

Segment earnings (loss) before Federal income taxes	612	(917)	2,381	1,197
Provision for Federal income taxes	126	(161)	490	199

Segment earnings (loss)	$486	(756)	1,891	998

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)

Universal life insurance revenues	$14,148	19,739	44,399	46,426
Traditional life insurance premiums	985	894	2,888	2,790
Reinsurance premiums	(3,011)	(2,899)	(8,792)	(8,245)

Totals	$12,122	17,734	38,495	40,971

National Western's domestic life insurance in force, in terms of policy count, has been declining for some time. The pace of new policies issued has lagged the number of policies terminated from death or surrender causing a declining level of policies in force from which contract revenue is received. Consequently, the number of domestic life insurance policies in force has declined from 47,920 at December 31, 2019 to 46,940 at December 31, 2020, and to 46,260 at September 30, 2021. Policy lapse rates in the first nine months of 2021 approximated 6.3% compared to 6.5% and 6.0% in the first nine months of 2020 and 2019, respectively. The lapse rate in the first nine months of 2020 includes the effect of the pandemic induced economic crisis which caused consumers to access available sources of liquidity. While policy count rates have declined, the face amount of life insurance in force has risen steadily from $3.4 billion at December 31, 2019 to $3.5 billion at December 31, 2020 and to $3.6 billion at September 30, 2021.

Universal life insurance revenues are also generated with the issuance of new business based upon amounts per application and percentages of the face amount (volume) of insurance issued. The number of domestic life policies issued in the first nine months of 2021 was 11% higher than in the comparable period for 2020 and the volume of insurance issued was 12% higher than that in 2020.

Universal life insurance revenues also include surrender charge income realized on terminating policies and, in the case of domestic universal life, amortization into income of the premium load on single premium policies which is deferred. The net premium load amortization was $0.2 million and $7.7 million in the three months ended September 30, 2021 and 2020, respectively, and $3.6 million and $11.0 million in the nine months ended September 30, 2021 and 2020, respectively. During the third quarters of 2021 and 2020, the Company unlocked the actuarial assumptions pertaining to the recognition of this unearned revenue reserve. The effect of the prospective unlocking was to decrease the amortization of revenue by $(0.5) million in 2021 and to increase the amortization of revenue by $5.9 million in 2020.

Premiums collected on universal life products are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings in accordance with GAAP. Actual domestic universal life premiums collected are detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)

Universal life insurance:
First year and single premiums	$51,986	56,330	156,801	141,191
Renewal premiums	4,436	5,084	12,719	13,474

Totals	$56,422	61,414	169,520	154,665

Domestic life insurance sales for some time have consisted substantially of single premium policies which do not have much in the way of recurring premium payments. These products are targeting wealth transfer strategies involving the movement of accumulated wealth in alternative investment vehicles, including annuities, into life insurance products. As a result, renewal premium levels have not been exhibiting a corresponding level of increase.

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

A detail of net investment income for domestic life insurance operations is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)

Net investment income (excluding derivatives)	$12,865	11,760	38,413	34,040
Index option derivative gain (loss)	(6,266)	9,441	20,276	(10,747)

Net investment income	$6,599	21,201	58,689	23,293

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

Life and policy benefits for a smaller block of business are subject to variation from period to period. Claim count activity during the first nine months of 2021 decreased 3% compared to the first nine months of 2020 while the average net claim amount (after reinsurance) increased to $36,700 from $29,200. Reported claims in the nine months ended September 30, 2021 for which the cause of death was identified as COVID-19 were $4.2 million after reinsurance. The low face amount per claim relative to current issued amounts of insurance per policy reflects the older block of domestic life insurance policies sold consisting of final expense type products (i.e. purchased to cover funeral costs) which typically had smaller face amounts of insurance coverage. Claims on these older blocks of policies are more susceptible to COVID-19 mortality given the higher attained ages of this business. GAAP reporting requires that claims be recorded net of any cash value amounts that have been accumulated in the policies. The Company's overall mortality experience for this segment has been consistent with pricing assumptions.

Included in amortization of deferred transaction costs is DPAC amortization. As noted previously in the discussion of Results of Operations, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience with the adjustment reflected in current period amortization expense. To the extent required, unlocking adjustments may also be recorded to DPAC balances. The following table identifies the effects of unlocking adjustments on domestic life insurance DPAC balances recorded through amortization expense separate from recurring amortization expense components for the three and nine months ended September 30, 2021 and 2020.

Amortization of DPAC	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)

Unlocking adjustments	$495	7,391	495	7,391
DPAC amortization expense	1,984	3,149	7,597	8,931

Totals	$2,479	10,540	8,092	16,322

During the quarters ended September 30, 2021 and 2020, the Company unlocked DPAC balances associated with its Domestic Life segment for mortality, lapse rates, and portfolio investment yield (interest spread). The effect of the prospective unlocking was to decrease DPAC balances (and increase amortization expense) by $0.5 million and $7.4 million, respectively.

In the Consolidated Operations discussion of amortization of deferred acquisition costs it was noted that interest earned on DPAC balances serves to offset (decrease) amortization expense and that the interest rate used is the crediting rate experience during the period. The decrease in amortization expense in 2021 relative to 2020 reflects higher interest earned on universal life DPAC balances due to increased realized gains from index options. Credited interest rates during the third quarter of 2021 approximated 9% on indexed universal life as compared to 3% in the third quarter of 2020.

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

International Life Insurance Operations

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$19,570	21,551	60,406	67,479
Net investment income	9,172	10,354	35,135	12,507
Other revenues	19	6	91	54

Total premiums and other revenues	28,761	31,911	95,632	80,040

Benefits and expenses:
Life and other policy benefits	10,272	2,278	19,949	9,293
Amortization of deferred transaction costs	(27,896)	6,496	(16,341)	19,392
Universal life insurance contract interest	(7,056)	(14,023)	15,969	(15,368)
Other operating expenses	4,640	5,434	14,060	13,047

Total benefits and expenses	(20,040)	185	33,637	26,364

Segment earnings before Federal income taxes	48,801	31,726	61,995	53,676
Provision for Federal income taxes	10,042	5,169	12,752	8,907

Segment earnings	$38,759	26,557	49,243	44,769

As with domestic life operations, revenues from the international life insurance segment include both premiums on traditional type products and contract revenues from universal life insurance. A comparative detail of premiums and contract revenues is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)

Universal life insurance revenues	$19,055	20,910	59,059	65,386
Traditional life insurance premiums	2,101	2,274	6,130	6,718
Reinsurance premiums	(1,586)	(1,633)	(4,783)	(4,625)

Totals	$19,570	21,551	60,406	67,479

Universal life revenues and operating earnings are largely generated from the amount of life insurance in force. The volume of in force for this segment, primarily universal life, has contracted from $13.7 billion at December 31, 2019 to $12.4 billion at December 31, 2020 and to $11.6 billion at September 30, 2021.

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

	Amount in $'s	Annualized Termination Rate
	(millions)

Volume In Force Terminations
Nine Months Ended September 30, 2021	850.6	9.1%
Year ended December 31, 2020	1,295.2	9.5%
Year ended December 31, 2019	1,671.5	10.9%
Year ended December 31, 2018	1,706.3	10.0%
Year ended December 31, 2017	2,309.7	12.2%
Year ended December 31, 2016	2,340.6	11.6%

As noted previously, premiums collected on universal life products are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings in accordance with GAAP. Actual international universal life premiums collected are detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)

Universal life insurance:
First year and single premiums	$—	—	—	—
Renewal premiums	12,720	13,756	37,754	40,733

Totals	$12,720	13,756	37,754	40,733

National Western's most popular international products were its fixed-index universal life products in which the policyholder could elect to have the interest rate credited to their policy account values linked in part to the performance of an outside equity index. These products issued were not generally available in the local markets when sold. Included in the totals in the above table are collected renewal premiums for fixed-index universal life products of approximately $21.7 million and $23.9 million for the first nine months of 2021 and 2020, respectively. The declining trend in renewal premiums during these periods corresponds with the decline in policies in force due to increased termination activity as discussed above.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)

Net investment income (excluding derivatives)	$5,841	6,761	17,404	20,407
Index option derivative gain (loss)	3,331	3,593	17,731	(7,900)

Net investment income	$9,172	10,354	35,135	12,507

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

Life and policy benefits primarily consist of death claims on policies. National Western's clientèle for international products are generally wealthy individuals with access to U.S. dollars and quality medical care. Consequently, the amounts of coverage purchased historically tended to be larger amounts. Life and policy benefit expense for the international life segment reflects the larger policies historically purchased, however mortality due to natural causes is comparable to that in the United States. The Company's maximum risk exposure per insured life is capped at $500,000 through reinsurance. The average international life net claim amount (after reinsurance) in the first nine months of 2021 increased to $199,300 from $142,000 in the first nine months of 2020 while the number of claims incurred increased 60%. Nearly all of the increase in number of claims were from deaths due to COVID-19. Net claims, after reinsurance, associated with COVID-19 were $16.3 million in the nine months ended September 30, 2021.

Included in amortization of deferred transaction costs is DPAC amortization. The Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels, and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking adjustments on international life insurance DPAC balances recorded through amortization expense separate from recurring amortization expense components for the three and nine months ended September 30, 2021 and 2020.

Amortization of DPAC	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)

Unlocking adjustments	$(33,800)	(20)	(33,800)	(20)
DPAC amortization expense	5,904	6,516	17,459	19,412

Totals	$(27,896)	6,496	(16,341)	19,392

During the quarter ended September 30, 2021, the Company unlocked DPAC balances associated with its International Life segment for lapse rates, mortality, investment portfolio yields and cost of insurance ("COI") charge increases. The effect of the prospective unlocking was to increase DPAC balances (and decrease amortization expense) by $33.8 million, largely driven by the increased COI charges. During the quarter ended September 30, 2020, the Company unlocked DPAC balances for lapse rates, mortality, and investment portfolio yields the overall net effect of which was to marginally increase the DPAC balance by $20,000.

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

Annuity Operations

A comparative analysis of results of operations for National Western's annuity segment is detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$4,243	4,187	11,915	13,536
Net investment income	62,150	87,889	282,073	196,187
Other revenues	1,305	84	4,068	80

Total premiums and other revenues	67,698	92,160	298,056	209,803

Benefits and expenses:
Life and other policy benefits	36,079	3,383	55,909	20,452
Amortization of deferred transaction costs	14,916	31,794	47,741	70,159
Annuity contract interest	15,704	79,550	68,410	117,162
Other operating expenses	13,544	9,205	38,338	28,787

Total benefits and expenses	80,243	123,932	210,398	236,560

Segment earnings (loss) before Federal income taxes	(12,545)	(31,772)	87,658	(26,757)
Provision for Federal income taxes	(2,560)	(5,294)	18,031	(4,440)

Segment earnings (loss)	$(9,985)	(26,478)	69,627	(22,317)

Premiums and contract charges primarily consist of surrender charge income recognized on terminated policies. The amount of the surrender charge income recognized is determined by the volume of surrendered contracts as well as the duration of each contract at the time of surrender given the pattern of declining surrender charge rates over time that is common to most annuity contracts. The Company's lapse rate for annuity contracts in the first nine months of 2021 was 8.9% which was slightly higher compared to the 8.3% rate during the same period in 2020. An outcome of the COVID-19 pandemic crisis has been a movement of consumers toward fortifying liquidity positions. This has manifested in greater withdrawal and surrender activity. In addition, annuity contracts with fixed interest rates are more prone to terminate as contracts approach the end of their surrender charge period and in periods of rising interest rates.

Deposits collected on annuity contracts are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings in accordance with GAAP. Actual annuity deposits collected for the three and nine months ended September 30, 2021 and 2020 are detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)

Fixed-index annuities	$103,932	76,199	337,661	224,591
Other deferred annuities	1,012	2,210	2,973	6,293
Immediate annuities	5,843	2,348	23,024	15,423

Totals	$110,787	80,757	363,658	246,307

Fixed-index products are attractive for consumers when interest rate levels remain low and equity markets produce positive returns. Since National Western does not offer variable products or mutual funds, fixed-index products provide an important alternative to the Company's existing fixed interest rate annuity products. Fixed-index annuity deposits as a percentage of total annuity deposits were 93% and 91% for the nine months ended September 30, 2021 and 2020, respectively. The percentage of fixed-index products to total annuity sales reflects the low interest rate environment and the overall positive performance in the equities market.

Some of the Company's deferred products, including fixed-index annuity products, contain a first year interest bonus, in addition to the base first year interest rate, which is credited to the account balance when premiums are applied. These sales inducements are deferred in conjunction with other capitalized policy acquisition costs. The amounts currently deferred to be amortized over future periods amounted to approximately $14.6 million and $5.7 million during the first nine months of 2021 and 2020, respectively. Amortization of deferred sales inducements is included as a component of annuity contract interest as described later in this discussion of Annuity Operations.

A detail of net investment income for annuity operations is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)

Net investment income (excluding derivatives and trading securities)	$53,500	69,403	163,564	212,405
Index option derivative gain (loss)	5,219	18,486	32,467	(16,218)
Embedded derivative liability decrease	4,146	—	76,486	—
Trading securities market adjustment	(715)	—	9,556	—

Net investment income	$62,150	87,889	282,073	196,187

In the three and nine months ended September 30, 2021, net investment income was reduced by $14.3 million and $41.4 million, respectively, for amounts ceded to the reinsurer in the funds withheld reinsurance transaction executed December 31, 2020.

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

The funds withheld reinsurance agreement executed December 31, 2020 introduced embedded derivative accounting with respect to the annuity policyholder obligations reinsured. During the three and nine months ended September 30, 2021, the embedded derivative liability decreased by $4.1 million and $76.5 million, respectively, which was recorded as a component of investment income. Debt securities supporting the funds withheld policyholder obligations classified as trading securities incurred a $(0.7) million market value decrease in the three months ended September 30, 2021 and a $9.6 million market value increase in the nine months ended September 30, 2021, which was also recorded as a component of net investment income. The total of these two amounts, the embedded liability decrease and the change in market value of trading securities, or $3.4 million and $86.1 million in the three and nine months ended September 30, 2021, increased net investment income for the Annuity segment.

Other revenues in the three and nine months ended September 30, 2021 include $1.3 million and $4.0 million, respectively, of maintenance expense allowance revenue. Under terms of the funds withheld reinsurance contract, National Western earns from the reinsurer a monthly expense allowance equal to the average policy count of the funds withheld reinsured block of business multiplied by a stated amount per policy.

Included in amortization of deferred transaction costs is DPAC amortization. Consistent with the domestic and international life segments, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse and termination rates, expense levels and credited rates on policies as compared to anticipated experience, as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking adjustments on annuity DPAC balances recorded through amortization expense separate from recurring amortization expense components for the three and nine months ended September 30, 2021 and 2020.

Amortization of deferred transaction costs	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)

Unlocking adjustments	$(3,205)	14,987	(3,205)	14,987
DPAC amortization expense	14,989	16,807	40,684	55,172
COR amortization expense	3,132	—	10,262	—

Totals	$14,916	31,794	47,741	70,159

During the quarter ended September 30, 2021, the Company unlocked DPAC balances associated with its Annuity segment for assumptions pertaining to lapse rates, annuitization rates, portfolio investment yield rates, and expenses. The effect of the prospective unlocking was to increase DPAC balances by $3.2 million (and decrease amortization expense). The Company also unlocked its DPAC balances in the third quarter of 2020 the effect of which was to decrease DPAC balances by $15.0 million (and increase amortization expense).

Amortization of DPAC balances is proportional to estimated expected gross profits ("EGPs") for a line of business. The EGPs of the block of annuity policies have been steadily decreasing with the declining amount of policies in force, as well as DPAC unlocking in recent years for unfavorable experience. In addition, experience which deviates from the EGPs assumed, such as the amounts of asset fees collected, can similarly increase or decrease the amortization of DPAC. In the three and nine months ended September 30, 2021, amortization expense was reduced by $1.6 million and $5.0 million, respectively, for DPAC ceded to a reinsurer under the funds withheld reinsurance agreement entered into at December 31, 2020.

Amortization of deferred transaction costs includes amortization of the cost of reinsurance recorded at year-end 2020 associated with the funds withheld reinsurance agreement. At December 31, 2020, the Company recorded as an asset on the Consolidated Balance Sheet a deferred Cost of Reinsurance ("COR") amount of $102.8 million associated with the funds withheld reinsurance transaction. This represents the amount of assets transferred at the closing date of the funds withheld agreement (debt securities, policy loans, and cash) in excess of the GAAP liability ceded plus a $48 million ceding commission paid to the reinsurer. The COR balance is amortized commensurate with the runoff of the ceded block of funds withheld business. In the three and nine months ended September 30, 2021, COR amortization expense of $3.1 million and $10.3 million, respectively, is included in Amortization of deferred transaction costs.

Annuity contract interest includes the equity component return associated with the call options purchased to hedge National Western's fixed-index annuities. The detail of fixed-index annuity contract interest as compared to contract interest for all other annuities is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)

Fixed-index annuities	$15,920	33,435	73,862	31,076
All other annuities	700	40,010	(877)	73,331

Gross contract interest	16,620	73,445	72,985	104,407
Bonus interest deferred and capitalized	(3,869)	(2,829)	(14,580)	(5,700)
Bonus interest amortization	2,953	8,934	10,005	18,455

Total contract interest	$15,704	79,550	68,410	117,162

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

Collection of asset management fees on positive returns of expiring options is subtracted from contract interest credited to policyholders. This offset serves to lessen the increase in contract interest expense relative to the option gains reported in the Company's net investment income. Asset management fees collected during the three and nine months ended September 30, 2021 were $0.0 million and $5.8 million compared to $6.7 million and $24.7 million in the corresponding periods of 2020. As noted in the discussion in the Consolidated Operations section, the Company changed its option hedging methodology during 2020 to an "out-of-the-money" approach. By the end of the second quarter of 2021, all outstanding options had been converted to this methodology which no longer hedges for the collection of asset management fees. As a result, there were no asset management fees collected during the third quarter of 2021.

As previously noted, accounting rules require the embedded derivative liability to include a projection of asset management fees estimated to be collected in the succeeding fiscal year due to the Company's historical practice of purchasing options priced to incorporate an expected probability of collecting asset management fees (referred to as "at the money hedging"). This projection for the embedded derivative liability is based upon the most recent performance of the reference equity index. Increases in projected asset management fees to be collected reduce contract interest expense while decreases in projected asset management fees to be collected increase contract interest expense. In the three month periods ended September 30, 2021 and 2020, contract interest was increased $0.0 million and $3.7 million, respectively, for the projected change in asset management fees to be collected. In the nine month periods ended September 30, 2021 and 2020, contract interest was increased $6.5 million and $29.3 million, respectively, for the projected change in asset management fees to be collected. Since the Company changed its embedded derivative hedging process to incorporate "out-of-the-money" hedging, probability projections of collected asset management fees are no longer applicable as of the third quarter of 2021 (as the inventory of annual at the money hedges rolled over to only out-of-the-money hedges).

Annuity contract interest includes true-up adjustments for the deferred sales inducement balance which are done each period similar to that done with respect to DPAC balances with the adjustment reflected in current period contract interest expense. To the extent required, the Company may also record unlocking adjustments to deferred sales inducement balances in conjunction with DPAC balance unlockings. In conjunction with the unlocking adjustments previously discussed, the Company unlocked its deferred sales inducement balance in the third quarters of 2021 and 2020 the effect of which was to increase the balance by $1.0 million in 2021 (and reduce contract interest expense) and to decrease the balance by $4.4 million in 2020 (and increase contract interest expense).

ONL & Affiliates

Ozark National and NIS are combined into a separate segment "ONL & Affiliates" given their inter-related marketing and sales approach which consists of a coordinated sale of a non-participating whole life insurance product (Ozark National) and a mutual fund investment product (NIS). An analysis of results of operations for the ONL & Affiliates segment is detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)

Premiums and other revenues:
Premiums and contract charges	$19,159	19,524	57,923	59,448
Net investment income	6,763	6,434	20,117	19,284
Other revenues	3,169	2,628	9,368	7,369

Total premiums and other revenues	29,091	28,586	87,408	86,101

Benefits and expenses:
Life and other policy benefits	17,530	17,494	50,699	50,429
Amortization of deferred transaction costs	2,112	1,970	7,231	6,064
Other operating expenses	5,229	4,498	14,908	13,361

Total benefits and expenses	24,871	23,962	72,838	69,854

Segment earnings before Federal income taxes	4,220	4,624	14,570	16,247
Provision for Federal income taxes	839	963	2,954	4,103

Segment earnings	$3,381	3,661	11,616	12,144

Revenues from ONL & Affiliates principally include life insurance premiums on traditional type products. Unlike universal life, revenues from traditional products are simply life premiums recognized as income over the premium-paying period of the related policies. The detail of premiums is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)

Traditional life insurance premiums	$19,686	20,049	59,656	61,153
Other insurance premiums and considerations	98	105	327	328
Reinsurance premiums	(625)	(630)	(2,060)	(2,033)

Totals	$19,159	19,524	57,923	59,448

Ozark National's traditional life block of business at September 30, 2021 included approximately 176,220 policies in force representing over $5.9 billion of life insurance coverage. The repetitive pay nature of Ozark National's business promotes a higher level of persistency with an annualized lapse rate of 4.2% through September 30, 2021 as compared to the 4.1% rate experienced in the first nine months of 2020. Traditional life premiums by first year and renewal are detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)

Traditional life insurance premiums:
First year premiums	$904	905	2,462	3,151
Renewal premiums	18,782	19,144	57,194	58,002

Totals	$19,686	20,049	59,656	61,153

Other revenues consists primarily of brokerage revenue of NIS. Brokerage revenues of $9.3 million and $7.2 million for the nine months ended September 30, 2021 and 2020, respectively, had associated brokerage expense of $4.5 million and $3.7 million which is included in Other operating expenses. Brokerage revenues of $3.1 million and $2.6 million for the three months ended September 30, 2021 and 2020, respectively, had associated brokerage expense of $1.5 million and $1.4 million.

The average face value of Ozark National's policies in force at September 30, 2021 was approximately $33,600. Life and policy benefits are subject to variation from quarter to quarter. Incurred net death claims, after reinsurance, for the first nine months of 2021 were $29.2 million representing an average net claim of $16,000. Incurred net death claims in the nine month period ended September 30, 2020 were $25.8 million representing a net average claim of $15,300. Included in the activity for 2021 were reported COVID-19 net claims of approximately $5.9 million. Of this amount, $1.1 million was reported in the quarter ended September 30, 2021. Ozark National's maximum retention on any single insured life is $200,000 with limited exceptions related to the conversion of child protection and guaranteed insurability riders. The balance of life and policy benefits during the three and nine months ended September 30, 2021 and 2020 consisted of increases in insurance reserves and payments of other policy benefits.

Amortization of deferred transaction costs for this segment includes amortization of DPAC and the value of business acquired ("VOBA"). VOBA represents the difference between the acquired assets and liabilities of Ozark National at the acquisition date measured in accordance with the Company's accounting policies and the fair value of these same assets and liabilities. The VOBA balance sheet amount is amortized following a methodology similar to that used for amortizing deferred policy acquisition costs. Subsequent to its acquisition effective January 31, 2019, Ozark National began deferring policy acquisition costs and amortizing these deferrals similar to the methodology employed by National Western. The following table identifies the amortization expense of Ozark National's DPAC and VOBA for the three and nine months ended September 30, 2021 and 2020.

Amortization of deferred transaction costs	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)

Unlocking	$—	—	—	—
VOBA amortization expense	1,908	1,845	6,709	5,646
DPAC amortization expense	204	125	522	418

Totals	$2,112	1,970	7,231	6,064

Other Operations

The Company's primary business encompasses its domestic and international life insurance operations, its annuity operations, and ONL & Affiliates. However, the Company also has real estate and other investment operations through its wholly owned subsidiaries.

Pre-tax operating amounts include the results of BP III, the entity owning and operating the Company's home office facility in Austin, Texas. BP III incurred pre-tax losses of $(0.6) million and $(0.9) million for the nine months ended September 30, 2021 and 2020, respectively. National Western maintains its home office in this facility leasing approximately 40% of the space available. The lease payments made by National Western to BP III have been eliminated in consolidation.

The remaining pre-tax earnings of $15.6 million and $14.8 million in Other Operations during the nine-month periods includes investment income from real estate, municipal bonds, and common and preferred equities held in subsidiary company portfolios principally for tax-advantage purposes. Included in these amounts are semi-annual distributions from a life interest in the Libbie Shearn Moody Trust which is held in NWLSM, Inc. Pre-tax distributions from this trust were $2.7 million and $2.8 million in the nine-month periods ended September 30, 2021 and 2020, respectively. The Company holds a modest portfolio of equity securities, primarily in NWL Financial, Inc., whose fair value changes are recorded in net investment income. For the three months ended September 30, 2021 and 2020, the market value changes for these securities were $0.1 million and $0.9 million, respectively, and for the nine months there ended were $3.4 million and $(3.2) million, respectively. Pre-tax earnings for the three and nine months ended September 30, 2020 also includes $4.1 million pertaining to the release of a contingent purchase price liability associated with the Ozark National acquisition which the buyer (National Western) and seller mutually agreed had been satisfied.

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

	September 30, 2021		December 31, 2020
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Debt securities available-for-sale	$9,364,083	83.5	$10,770,923	94.2
Debt securities trading	1,085,654	9.7	—	—
Mortgage loans	462,882	4.1	332,521	2.9
Policy loans	71,668	0.6	74,083	0.6
Derivatives, index options	82,390	0.7	132,821	1.2
Real estate	28,750	0.3	33,783	0.3
Equity securities	21,186	0.2	17,744	0.2
Other	96,022	0.9	70,330	0.6

Totals	$11,212,635	100.0	$11,432,205	100.0

Invested assets at September 30, 2021 include Ozark National and NIS amounts as follows: Debt securities of $813.4 million; Policy loans of $23.7 million; and Real estate of $0.0 million. These invested asset amounts at December 31, 2020 were: Debt securities of $811.6 million; Policy loans of $25.5 million; and Real Estate of $4.6 million.

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

The Company maintains a diversified portfolio which consists mostly of corporate, mortgage-backed, and public utility fixed income securities. Investments in mortgage-backed securities primarily include U.S. Government agency pass-through securities and collateralized mortgage obligations ("CMO"). The Company's investment guidelines prescribe limitations by type of security as a percent of the total investment portfolio and all holdings were within these threshold limits. As of September 30, 2021 and December 31, 2020, the Company's available-for-sale debt securities portfolio consisted of the following classes of securities:

	September 30, 2021		December 31, 2020
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Corporate	$6,918,616	73.8	$8,098,973	75.2
Residential mortgage-backed securities	669,153	7.1	953,788	8.9
Public utilities	831,422	8.9	909,910	8.4
State and political subdivisions	504,325	5.4	566,089	5.3
U.S. agencies	51,515	0.6	75,441	0.7
Asset-backed securities	296,073	3.2	120,524	1.1
Commercial mortgage-backed	28,208	0.3	31,471	0.3
Foreign governments	61,563	0.7	11,449	0.1
U.S. Treasury	3,208	—	3,278	—

Totals	$9,364,083	100.0	$10,770,923	100.0

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

	Nine Months Ended September 30,	Year Ended December 31,
	2021	2020

	($ In thousands)

Cost of acquisitions	$936,078	$727,947
Average credit quality	BBB+	BBB+
Effective annual yield	2.99%	3.33%
Spread to treasuries	1.26%	2.10%
Effective duration	10.9 years	12.2 years

Over the past several years, the Company has been purchasing a greater proportion of longer maturity debt securities to match the increased duration of its growing life insurance policy liabilities. Purchases in previous periods, prior to 2019, were concentrated in effective durations between eight and nine years.

In addition to diversification, an important aspect of the Company's investment approach is managing the credit quality of its investment in debt securities. Thorough credit analysis is performed on potential corporate investments including examination of a company's credit and industry outlook, financial ratios and trends, and event risks. This emphasis is reflected in the high average credit rating of the Company's debt securities portfolio with 97.7%, as of September 30, 2021, held in investment grade securities. In the table below, investments in available-for-sale debt securities are classified according to credit ratings by nationally recognized statistical rating organizations.

	September 30, 2021		December 31, 2020
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

AAA	$115,909	1.2	$116,147	1.1
AA	2,596,212	27.7	1,818,879	16.9
A	1,796,525	19.2	3,188,008	29.6
BBB	4,641,042	49.6	5,344,412	49.6
BB and other below investment grade	214,395	2.3	303,477	2.8

Totals	$9,364,083	100.0	$10,770,923	100.0

Historically, the Company's investment guidelines have not permitted the purchase of below investment grade securities. Recently, these guidelines were amended to allow for purchases of below investment grade securities that are part of an alternative investment ("Schedule BA assets"). The Company continues its longstanding practice of not purchasing any other below investment grade securities. Investments held in available-for-sale debt securities may become below investment grade as a result of subsequent downgrades of the securities. These below investment grade holdings, including those in the Schedule BA assets category, are further summarized below.

	Available-for-Sale Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	% of Invested Assets

	(In thousands, except percentages)

September 30, 2021	$208,087	214,395	214,395	1.9%

December 31, 2020	$300,417	303,477	303,477	2.7%

The Company's percentage of below investment grade securities as of September 30, 2021 compared with the percentage at December 31, 2020 decreased mostly due to the disposal of below investment grade securities in the first nine months of 2021. The Company's holdings of below investment grade securities are relatively small and as a percentage of total invested assets remain low compared to industry averages.

Holdings in below investment grade securities as of September 30, 2021 are summarized below by category, including their comparable fair value as of December 31, 2020. The Company continually monitors developments in these industries for issues that may affect security valuation.

	Available-for-Sale Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	Fair Value
Industry Category	September 30, 2021	September 30, 2021	September 30, 2021	December 31, 2020

	(In thousands)

Retail	$4,478	4,650	4,650	4,460
Asset-backed securities	1,292	1,319	1,319	1,314
Oil & gas	105,611	108,238	108,238	104,072
Manufacturing	62,177	64,099	64,099	64,925
Utilities	15,984	17,285	17,285	17,527
Other	18,545	18,804	18,804	9,823

Total before Allowance for credit losses	208,087	214,395	214,395	202,121

Allowance for credit losses	—	—	—	—

Totals	$208,087	214,395	214,395	202,121

The Company closely monitors its below investment grade holdings by reviewing investment performance indicators, including information such as issuer operating performance, debt ratings, analyst reports and other economic factors that may affect these specific investments. While losses are not currently anticipated, based on the existing status and condition of these securities, credit deterioration of some securities or the markets in general is possible, which may result in future allowances or write-downs.

The Company adopted new accounting guidance effective January 1, 2020 for credit loss recognition of certain financial assets, including debt securities classified in the "held-to-maturity" category. The Company employed a cohort cumulative loss rate method in estimating current expected credit losses with respect to its held-to-maturity debt securities. This method applied publicly available industry wide statistics of default incidence by defined segmentations of debt security investments combined with future assumptions regarding economic conditions (i.e. GDP forecasts) both in the near term and the long term. The following table presents the allowance for credit losses for the three and nine months ended September 30, 2020.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2020	2020

	(In thousands)

Debt Securities Allowance for Credit Losses:
Balance, beginning of the period	$4,940	—
Provision at January 1, 2020 for adoption of new accounting guidance	—	3,334
(Releases)/provision during the period	146	1,752

Balance, end of period	$5,086	5,086

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

	September 30, 2021
	Fair Value	Amortized Cost	Allowance for Credit Losses	Unrealized Gains (Losses)

	(In thousands)

Debt securities available-for-sale	$9,364,083	8,795,673	—	568,410
Debt securities trading	1,085,654	1,076,099	—	9,556

Totals	$10,449,737	9,871,772	—	577,966

Under terms of the funds withheld reinsurance agreement, effective December 31, 2020, the Company, on behalf of the reinsurer, transferred debt securities approximating $1.7 billion to a funds withheld account. Due to the nature of the reinsurance transaction, these debt securities remained as invested assets on the Company's financial statements and were included in the available-for-sale category. In accordance with the terms of the agreement, the reinsurer, or their appointed sub-advisor, was granted investment management authority with respect to these securities following agreed upon investment guidelines defined in the reinsurance agreement. During the first nine months of 2021, the reinsurer actively engaged in selling debt securities in the funds withheld account and purchasing other debt securities. The debt securities acquired by the reinsurer remain as invested assets on the Company's financial statements and have been classified as trading debt securities. The designation as trading debt securities allows the market value fluctuation of these securities to be recorded directly in the Condensed Consolidated Statements of Earnings. This results in offsetting the embedded derivative liability change due to market value fluctuations which is also recorded directly in the Condensed Consolidated Statements of Earnings.

The Company's trading debt securities portfolio consisted of the following classes of securities:

	September 30, 2021		December 31, 2020
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Corporate	$426,458	39.3	$—	—
Residential mortgage-backed securities	53,667	4.9	—	—
Public utilities	36,227	3.3	—	—
State and political subdivisions	17,013	1.6	—	—
Asset-backed securities	328,596	30.3	—	—
Commercial mortgage-backed	223,693	20.6	—	—

Totals	$1,085,654	100.0	$—	—

In the table below, investments in trading debt securities are classified according to credit ratings by nationally recognized statistical rating organizations.

	September 30, 2021		December 31, 2020
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

AAA	$7,089	0.7	$—	—
AA	225,337	20.8	—	—
A	213,498	19.7	—	—
BBB	595,814	54.8	—	—
BB and other below investment grade	43,916	4.0	—	—

Totals	$1,085,654	100.0	$—	—

The investments in the trading debt securities below investment grade are summarized below.

	Below Investment Grade Trading Debt Securities
	Amortized Cost	Carrying Value	Fair Value	% of Invested Assets

	(In thousands, except percentages)

September 30, 2021	$43,569	43,916	43,916	0.4%
Mortgage Loans and Real Estate

The Company originates loans on high quality, income-producing properties such as shopping centers, freestanding retail stores, office buildings, industrial and sales or service facilities, selected apartment buildings, hotels, and health care facilities. The location of these properties is typically in major metropolitan areas that offer a potential for property value appreciation. Credit and default risk is minimized through strict underwriting guidelines and diversification of underlying property types and geographic locations. In addition to being secured by the property, mortgage loans with leases on the underlying property are often further secured by the lease payments. This approach has proved over time to result in quality mortgage loans with few defaults. Mortgage loan interest income is recognized on an accrual basis with any premium or discount amortized over the life of the loan. Prepayment and late fees are recorded on the date of collection.

The Company targets a minimum specified yield on mortgage loan investments determined by reference to currently available debt security instrument yields plus a desired amount of incremental basis points. During the past several years, the low interest rate environment, along with a competitive marketplace, resulted in fewer loan opportunities being available that met the Company's required rate of return. During the first half of 2020, mortgage loan originations were further impeded by the COVID-19 pandemic and its effects upon the commercial real estate market. Improvements in the commercial mortgage marketplace subsequently materialized which assisted the Company's new origination efforts. Mortgage loans originated by the Company totaled $151.4 million in the nine months ended September 30, 2021 compared to $80.2 million for the year ended December 31, 2020.

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

The Company held net investments in mortgage loans, after allowances for possible losses, totaling $462.9 million and $332.5 million at September 30, 2021 and December 31, 2020, respectively. The diversification of the portfolio by geographic region and by property type was as follows:

	September 30, 2021		December 31, 2020
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Geographic Region:
West South Central	$243,783	52.2	$201,501	60.1
South Atlantic	59,751	12.8	51,857	15.5
East North Central	61,563	13.2	16,478	4.9
West North Central	12,279	2.7	12,423	3.7
East South Central	20,152	4.3	27,590	8.2
Pacific	6,059	1.3	6,228	1.9
Middle Atlantic	36,296	7.8	1,975	0.6
Mountain	26,699	5.7	16,955	5.1
Gross balance	466,582	100.0	335,007	100.0

Market value adjustment	256	0.1	—	—
Allowance for credit losses	(3,956)	(0.9)	(2,486)	(0.7)

Totals	$462,882	99.2	$332,521	99.3

	September 30, 2021		December 31, 2020
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Property Type:
Retail	$166,166	35.6	$92,173	27.5
Office	139,362	29.9	111,735	33.3
Storage facility	70,095	15.0	53,591	16.0
Apartments	39,054	8.4	29,743	8.9
Industrial	34,394	7.4	29,131	8.7
Hotel	7,486	1.6	8,372	2.5
Land/Lots	4,594	1.0	4,680	1.4
All other	5,431	1.1	5,582	1.7
Gross balance	466,582	100.0	335,007	100.0

Market value adjustment	256	0.1	—	—
Allowance for credit losses	(3,956)	(0.9)	(2,486)	(0.7)

Totals	$462,882	99.2	$332,521	99.3

As noted previously, in 2020 the Company adopted new accounting guidance for credit loss recognition criteria for certain financial assets, including mortgage loans. The Company employed the Weighted Average Remaining Maturity ("WARM") method in estimating current expected losses with respect to mortgage loan investments as of January 1, 2020 and each succeeding calendar quarter-end. The WARM method applies publicly available data of default incidence of commercial real estate properties by several defined segmentations combined with future assumptions regarding economic conditions (i.e. GDP forecasts) both in the near term and the long term. Under this accounting guidance, at January 1, 2020, a balance of $1.2 million was recorded which incorporated the previous year-end balance under the prior accounting method. The adjustment resulted in a charge to retained earnings as a change in accounting, net of tax, of $0.4 million. Subsequent changes in the allowance for current expected credit losses are reported in net investment income in the Consolidated Statements of Earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Mortgage Loans Allowance for Credit Losses:
Balance, beginning of the period	$3,238	2,227	2,486	675
Provision January 1, 2020 for adoption of new accounting guidance	—	—	—	504
Provision during the period	718	130	1,470	1,178

Balance, end of period	$3,956	2,357	3,956	2,357

The Company's direct investments in real estate are not a significant portion of its total investment portfolio and consist primarily of income-producing properties which are being operated by a wholly owned subsidiary of National Western. The Company's real estate investments totaled approximately $28.8 million and $33.8 million at September 30, 2021 and December 31, 2020, respectively. During the second quarter of 2021 the Company recorded an impairment of $1.4 million on certain real estate and home office property located in Kansas City, Missouri which was re-classified as "held-for-sale" at its combined asset group's fair value less cost to sell of $12.2 million. In the third quarter of 2021 the home office, parking garage and parking lot all located in Kansas City, Missouri were sold for a total net loss of $1.4 million.

The Company recognized operating income of approximately $2.2 million and $2.2 million on real estate properties in the first nine months of 2021 and 2020, respectively. The Company monitors the conditions and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition.

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

The movement of interest rates and fair values of available-for-sale debt securities is reflected in the tables below.

	September 30, 2021	June 30, 2021	December 31, 2020

	(In thousands except percentages)

Debt securities - fair value	$9,364,083	9,617,027	10,770,923
Debt securities - amortized cost	$8,795,673	8,973,860	9,874,543
Fair value as a percentage of amortized cost	106.46%	107.17%	109.08%
Net unrealized gain (loss) balance	$568,410	643,167	896,380
Ten-year U.S. Treasury bond – (decrease) increase in yield for the period	0.02%	(0.27)%	(1.00)%

The Company's unrealized gain (loss) balance for debt securities held at September 30, 2021 and December 31, 2020 is shown in the following table. The change in unrealized balance pertaining to debt securities available-for-sale is recorded in Other comprehensive income in the Condensed Consolidated Statements of Comprehensive Income while the change in unrealized balance pertaining to debt securities trading is recorded in net investment income in the Condensed Consolidated Statements of Earnings.

	Net Unrealized Gain (Loss) Balance
	At September 30, 2021	At June 30, 2021	At December 31, 2020	Quarter Change in Unrealized Balance	Year-to-date Change in Unrealized Balance

	(In thousands)

Debt securities available-for-sale	$568,410	643,167	896,380	(74,757)	(327,970)
Debt securities trading	9,556	10,271	—	(715)	9,556

Totals	$577,966	653,438	896,380	(75,472)	(318,414)

Changes in interest rates can have a sizable effect on the fair values of the Company's debt securities. The market interest rate of the ten-year U.S. Treasury bond increased 57 basis points from 0.92% at year-end 2020 to 1.49% by the end of the first nine months of 2021. Therefore the decrease in the unrealized gain balance position is an expected portfolio value movement.

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

The Company performed detailed sensitivity analysis as of December 31, 2020, for its interest rate-sensitive assets and liabilities. The changes in market values of the Company's debt securities in the first nine months of 2021 were reasonable given the expected range of results of this analysis.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity requirements are met primarily by funds provided from operations. Premium deposits and annuity considerations, investment income, and investment maturities and prepayments are the primary sources of funds while investment purchases, policy benefits in the form of claims, and payments to policyholders and contract holders in connection with surrenders and withdrawals as well as operating expenses are the primary uses of funds. To ensure the Company will be able to pay future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed income securities. Funds are invested with the intent that the income from investments, plus proceeds from maturities, will meet the ongoing cash flow needs of the Company. The approach of matching asset and liability durations and yields requires an appropriate mix of investments. Although the Company historically has not been put in the position of having to liquidate invested assets to provide cash flow, its investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs. National Western maintains a line of credit facility of $75 million which it may access for short-term cash needs. There were no borrowings under the line of credit as of September 30, 2021. In addition, as previously reported, National Western became a member of the Federal Home Loan Bank of Dallas (FHLB) during 2020 through an initial minimum required stock investment of $4.3 million. Through this membership, National Western is able to create a specified borrowing capacity based upon the amount of collateral it elects to establish.

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

The actual amounts paid by product line in connection with surrenders and withdrawals, before reinsurance, for the three and nine months ended September 30, 2021 and 2020, are noted in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)

Product Line:
Traditional Life	$3,611	4,142	12,595	12,804
Universal Life	27,335	22,065	73,672	78,864
Annuities	157,262	146,238	497,882	490,622

Total	$188,208	172,445	584,149	582,290

The above contractual withdrawals, as well as the level of surrenders experienced, and the associated cash outflows did not have an adverse impact on overall liquidity. Individual life insurance policies are typically less susceptible to withdrawal than annuity reserves and deposit liabilities because policyholders may need to undergo a new underwriting process in order to obtain a new insurance policy elsewhere. Annuity dollar outflows are generally more sensitive to economic conditions, interest rate levels, and the level of surrender charges assessed upon withdrawal or termination. Cash flow projections and tests under various market interest rate scenarios and assumptions are performed to assist in evaluating liquidity needs and adequacy. With the economic decline precipitated by the COVID-19 pandemic, Company management conducted additional liquidity scenario testing using more severe assumptions and concluded that liquid assets were more than adequate under these scenarios. Accordingly, the Company currently expects available liquidity sources and future cash flows to be more than adequate to meet the demand for funds.

Cash flows from the Company's insurance operations have historically been sufficient to meet current needs. Cash flows from operating activities were $(2.7) million and $279.4 million for the nine months ended September 30, 2021 and 2020, respectively. The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $1,162.0 million and $860.4 million for the nine months ended September 30, 2021 and 2020, respectively. Operating and investing activity cash flow items could be reduced if interest rates rise at an accelerated rate in the future. Net cash inflows/(outflows) from the Company's universal life and investment annuity deposit product operations totaled $(38.0) million and $(372.9) million during the nine months ended September 30, 2021 and 2020, respectively. The lower net outflow in the first nine months of 2021 reflects reinsurance of negative cash flows of fixed-rate and payout annuities under the funds withheld reinsurance agreement as well as a higher level of fixed-index annuity sales.

Capital Resources

The Company relies on stockholders' equity for its capital resources as there is no long-term debt outstanding and the Company does not anticipate the need for any long-term debt in the near future. As of September 30, 2021, the Company maintained normal commitments for its operating and investment activities.

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

The table below summarizes future estimated cash payments under existing contractual obligations.

	Payment Due by Period
	Total	Less Than 1 Year	1 Year or More

	(In thousands)

Loan commitments	$10,500	10,500	—
Commitments for capital calls to investment funds (3)	257,148	46,274	210,874
Lease obligations	1,079	554	525
Claims payable (1)	73,962	73,962	—
Other long-term reserve liabilities reflected on the balance sheet (2)	12,873,537	1,030,032	11,843,505

Total	$13,216,226	1,161,322	12,054,904

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

(3) Commitments for capital calls to alternative investment funds reflect amounts which have not been called by the fund managers as of the current balance sheet date.

The Company, through its wholly owned subsidiary Braker P III, LLC ("BP III"), owns a commercial office building for which it has entered into lease agreements with various tenants for space not occupied by the Company. Total revenues recorded pertaining to these non-Company leases for the three-month periods ended September 30, 2021 and 2020 amounted to $1.3 million and $1.1 million, respectively, and for the nine months ended amounted to $3.8 million and $3.4 million, respectively. Under their respective terms these leases expire at various dates from 2023 through 2026.

The table below summarizes future estimated cash receipts under all existing lease agreements, including those in addition to the BP III lease agreements discussed above.

	Estimated Cash Receipts by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

	(In thousands)

Real estate revenue	$39,450	6,444	11,558	8,278	13,170

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

There were no changes in the Company's internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(e) under the Exchange Act, during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 8(A) "Legal Proceedings" of the accompanying Condensed Consolidated Financial Statements included in this Form 10-Q.

ITEM 1A. RISK FACTORS

The risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 included a discussion of the potential ramifications of natural or man-made disasters and catastrophes including pandemic disease. Although the majority of our home office staff were redeployed to remote work sites, staff remaining onsite followed social distancing protocols and precautions during the COVID-19 pandemic. Our companies and businesses retained normal operations and business hours throughout accepting applications for insurance, issuing policies, investing and managing assets, paying policy benefits and expenses, maintaining information technology operations, and adhering to a sound system of internal controls over financial reporting. Since operations were not interrupted or suspended, the Company did not activate the business continuity plans that it has in place. Both National Western and Ozark National/NIS subsequently brought the majority of its remote-working employees back into their respective home office facilities. The exposure to adverse mortality experience has been monitored and evaluated and deemed to not significantly impact the Company's financial position. The exposure to financial service companies has principally manifested in degradations in asset values, management of adequate liquidity and capital resources, and successfully maintaining competitiveness and product profitability in an exceptionally low interest rate environment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective August 22, 2008, National Western adopted and implemented a limited stock buy-back program associated with the 2008 Incentive Plan which provides Option Holders the additional alternative of selling shares acquired through the exercise of stock options directly back to the Company. This plan was assumed by NWLGI from National Western in 2015 pursuant to the terms of the holding company reorganization implemented at that time. The program provides Option Holders with the ability to elect to sell such acquired shares back to the Company at any time within ninety (90) days after the exercise of stock options at the prevailing market price as of the date of notice of election. As of September 30, 2021, there are no stock options outstanding under the plan.

Purchased shares are reported in the Company's Condensed Consolidated Financial Statements as authorized and unissued. At December 31, 2020 and September 30, 2021 there were no stock options vested or unvested and outstanding under these plans.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May yet Be Purchased Under the Plans or Programs

July 1, 2021 through July 31, 2021	—	$—	N/A	N/A
August 1, 2021 through August 31, 2021	—	$—	N/A	N/A
September 1, 2021 through September 30, 2021	—	$—	N/A	N/A

Total	—	$—	N/A	N/A

ITEM 4.  Removed and Reserved.

ITEM 6.  EXHIBITS

(a) Exhibits

Exhibit 31(a)	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	-	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL WESTERN LIFE GROUP, INC.
(Registrant)

Date:	November 8, 2021	/S/ Ross R. Moody
Ross R. Moody
Chairman of the Board, President and
Chief Executive Officer
(Authorized Officer)

Date:	November 8, 2021	/S/ Brian M. Pribyl
Brian M. Pribyl
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)
(Principal Accounting Officer)