Form 10-K
period 2021-12-31
National Western Life Group, Inc.
filed 2022-03-10
CIK 1635984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended 12/31/2021

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
Large accelerated filer  ☐   Accelerated filer  ☒   Non-accelerated filer (Do not check if a smaller reporting company)  ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒
The aggregate market value of the common stock (based upon the closing price) held by non-affiliates of the Registrant on June 30, 2021 was $574,415,512.

As of March 7, 2022, the number of shares of Registrant's common stock outstanding was:   Class A - 3,436,020 and Class B - 200,000.

DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference:  Portions of the registrant’s definitive proxy statement for the annual meeting of shareholders to be held June 17, 2022, which will be filed within 120 days after December 31, 2021, are incorporated by reference into Part III of this report.

	PART I	Page

Item 1.	Business	4
Item 1A.	Risk Factors	17
Item 1B.	Unresolved Staff Comments	28
Item 2.	Properties	28
Item 3.	Legal Proceedings	29
Item 4.	Mine Safety Disclosures	31

	PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	32
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	34
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	86
Item 8.	Financial Statements and Supplementary Data	86
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	86
Item 9A.	Controls and Procedures	86
Item 9B.	Other Information	89

	PART III

	The information required by Items 10 through 14 is incorporated by reference from our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2021.

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	89

	Signatures	195

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

National Western Life Insurance Company (hereinafter referred to as "National Western" or "NWLIC") is a stock life insurance company, chartered in the State of Colorado in 1956, currently licensed to do business in all states (except for New York), the District of Columbia, and four U.S. territories or possessions.  National Western is also licensed in Haiti. National Western historically provided life insurance products on a global basis for the savings and protection needs of policyholders and annuity contracts for the asset accumulation and retirement needs of contract holders. Beginning in 2015, NWLIC progressively disengaged from accepting applications for its international products from residents of certain countries culminating in the decision to discontinue accepting applications from residents of all other non-U.S. territories in 2018. At December 31, 2021, National Western maintained approximately 87,300 policies for its life insurance products and 106,100 annuity contracts.

The Company's total assets decreased to $14.3 billion at December 31, 2021, from $14.6 billion at December 31, 2020. The Company generated revenues of $824.1 million, $694.7 million, and $819.2 million in 2021, 2020, and 2019, respectively. NWLGI produced net income of $180.7 million, $92.3 million, and $131.6 million in 2021, 2020, and 2019, respectively.

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

The following table sets forth information regarding the Company's sales activity by product type.

	Years Ended December 31,
	2021	2020	2019
	(In thousands)

Annuities:
Fixed-index deferred	$421,046	330,364	236,376
Other deferred	3,717	6,227	13,219
Single premium immediate	28,571	13,888	4,373

Total annuities	$453,334	350,479	253,968

Life:
Single premium life	$202,408	194,456	180,133
Other universal life insurance	1	1	251
Traditional life and other	3,995	2,905	5,064

Total life	$206,404	197,362	185,448

The table below sets forth information regarding the Company's life insurance in force for each date presented.

	Insurance In Force as of
	December 31,
	2021	2020
	($ in thousands)

National Western

Universal life:
Number of policies	28,640	31,150
Face amounts	$3,966,160	$4,354,530

Traditional life:
Number of policies	24,500	26,260
Face amounts	$2,257,490	$2,409,110

Fixed-index life:
Number of policies	34,200	35,060
Face amounts	$8,772,280	$9,157,010

Total life insurance:
Number of policies	87,340	92,470
Face amounts	$14,995,930	$15,920,650

Ozark National

Total life insurance (all traditional):
Number of policies	175,610	179,000
Face amounts	$5,892,500	$6,033,510

The following table sets forth information regarding annuities in force for each date presented.

	Annuities In Force as of
	December 31,
	2021	2020
	($ in thousands)

Fixed-index annuities
Number of policies	64,860	68,020
GAAP annuity reserves	$5,151,890	$5,254,089

Other deferred annuities
Number of policies	30,260	33,250
GAAP annuity reserves	$1,119,207	$1,264,042

Immediate annuities
Number of policies	10,930	11,650
GAAP annuity reserves	$376,667	$363,983

Total annuities
Number of policies	106,050	112,920
GAAP annuity reserves	$6,647,764	$6,882,114

Operating Segments

National Western has historically managed its business between Domestic Insurance Operations and International Insurance Operations. For segment reporting purposes, NWLIC's annuity business is separately identified. The Company also has a corporate segment, which consists of the assets and activities of other wholly owned subsidiaries that have not been allocated to any other operating segment, and in 2019 it created a new segment for "Acquired Businesses" in lieu of the acquisition of Ozark National and NIS. Beginning in 2021, this segment has been renamed "ONL and Affiliates."

Domestic Insurance Operations. National Western is currently licensed to do business in all states (except New York) and the District of Columbia.  Products marketed are annuities, universal life insurance, and traditional life insurance, which include both term and whole life products.  Domestic sales in terms of premium levels have historically been more heavily weighted toward annuities. Most of these annuities can be sold either as tax qualified or non-qualified products. More recently, a greater proportion of sales activity has been derived from single premium life insurance products, predominantly those with equity-index crediting mechanisms. Presently, nearly 100% of National Western's life premium sales come from single premium life products. National Western markets and distributes its domestic products primarily through independent national marketing organizations ("NMOs"). These NMOs assist in recruiting, contracting, and managing independent agents. These agents are independent contractors who are compensated on a commission basis.  At December 31, 2021, NWLIC's NMO relationships had contracted approximately 30,100 independent agents. At December 31, 2021, National Western had 46,100 domestic life insurance policies in force representing nearly $3.7 billion in face amount of coverage and 106,050 annuity contracts representing account balances of $6.6 billion.

Although reported separately for segment disclosure purposes, effective January 31, 2019, domestic insurance operations include the activities of Ozark National. At December 31, 2021, Ozark National maintained approximately 175,600 life insurance policies in force representing $5.9 billion in face amount of coverage. There were 267 agents contracted at December 31, 2021 who solely market Ozark National products. Due to Ozark National's coordinated sale of a non-participating whole life insurance with a mutual fund investment product their agents hold a securities license in addition to an insurance license.

The following table sets forth National Western's domestic life insurance sales as measured in annualized first year premium for the last three years.

	Years Ended December 31,
	2021	2020	2019
	(In thousands)

Single premium life	$202,408	$194,456	180,133
Universal life	1	1	251
Traditional life	—	20	175

Total	$202,409	194,477	180,559

Not included in the above, Ozark National's sales for the years ended December 31, 2021, 2020, and 2019 were $4.0 million, $2.9 million, and $4.9 million, respectively, and were comprised entirely of traditional life product sales.

International Insurance Operations. National Western's international operations consists of a closed block of in force policies. The Company previously did not conduct business or maintain offices or employees in any other country, but historically did accept applications at its home office in Austin, Texas, and issued policies from there to non-U.S. residents. Insurance products issued were primarily to residents of countries in South America consisting of product offerings not available in the local markets. Issuing policies to residents of countries in these different regions had provided diversification that helped to minimize large fluctuations that could arise due to various economic, political, and competitive pressures that could occur from one country to another. International life insurance products issued to international residents were almost entirely universal life and traditional life insurance products.

National Western progressively discontinued accepting applications from various countries ultimately ceasing applications for new policies from all remaining countries in 2018. At December 31, 2021, the Company had approximately 41,300 international life insurance policies in force representing $11.3 billion in face amount of coverage.

There were some inherent risks of accepting international applications which are not present within the domestic market that were reduced substantially by the Company in several ways. National Western accepted applications from foreign nationals of other countries in upper socioeconomic classes who had substantial financial resources. This targeted customer base, coupled with National Western's conservative underwriting practices, historically resulted in claims experience, due to natural causes, similar to that in the United States. The Company minimized exposure to foreign currency risks by requiring payment of premiums and claims in United States dollars. In addition, the Company adopted an extensive anti-money laundering compliance program in order to fully comply with all applicable U.S. monitoring and reporting requirements pertaining to anti-money laundering and other illegal activities. All of the above served to minimize risks.

National Western's average face amount of insurance coverage per policy for domestic contracts has exhibited an upward trend reflecting the shift in sales toward single premium life products, primarily fixed-index, as part of its wealth transfer strategy for domestic life sales. The average new policy face amounts, excluding riders, since 2017 are as shown in the following table.

	Average New Policy Face Amount
	NWLIC Domestic	Ozark National	NWLIC International

Year ended December 31, 2017	148,100	—	299,300
Year ended December 31, 2018	162,600	—	290,900
Year ended December 31, 2019	179,900	45,200	—
Year ended December 31, 2020	209,900	46,230	—
Year ended December 31, 2021	221,300	47,560	—

Geographical Distribution of Business. The following table depicts the distribution of the Company's premium revenues and deposits.

	Years Ended December 31,
	2021	2020	2019
	(In thousands)

United States domestic products:
Annuities	$462,575	358,825	264,432
Life insurance	306,695	300,250	282,803

Total domestic products	769,270	659,075	547,235

International products:
Annuities	57	75	235
Life insurance	60,451	66,270	79,492

Total international products	60,508	66,345	79,727

Total direct premiums and deposits collected	$829,778	725,420	626,962

Although many agents sell National Western's products, annuity sales in any year typically reflect several NMOs whose contracted independent agents sold 10% or more of total annuity sales. In 2021, there were three NMOs that exceeded this threshold accounting for 10.6%, 10.6%, and 10.3%, respectively, of total annuity sales. Similarly, National Western life insurance sales in any year may include several NMOs who accounted for 10% or more of total domestic life insurance sales. In 2021, there was one NMO which generated 58% of total life insurance sales. Given the independent distribution model National Western employs, the concentration of sales within a particular NMO is not an acute concern as compared to other distribution channels given that the underlying agents are free to contract through any NMO with which NWLIC has a relationship.

Segment Financial Information. A summary of financial information for the Company's segments is as follows:

	Domestic Life Insurance	International Life Insurance	Annuities	ONL & Affiliates	All Others	Totals
	(In thousands)

Revenues, excluding realized gains (losses):
2021	$141,405	131,407	390,417	116,752	29,160	809,141
2020	108,408	115,507	307,644	115,422	26,690	673,671
2019	123,694	146,507	400,640	105,564	36,542	812,947

Segment earnings (losses): (A)
2021	$2,548	51,420	81,868	14,550	18,485	168,871
2020	1,499	51,609	(9,308)	14,036	17,830	75,666
2019	2,163	34,818	53,582	16,617	19,506	126,686

Segment assets: (B)
2021	$1,791,017	975,942	9,187,610	1,115,380	356,716	13,426,665
2020	3,242,794	1,034,280	7,976,588	1,117,509	382,149	13,753,320
2019	1,399,818	1,153,105	8,198,730	978,243	362,900	12,092,796

Notes to Table:
(A) Amounts exclude realized gains and losses on investments, net of taxes.
(B) Amounts exclude other unallocated assets.

Additional information concerning these industry segments is included in Note (8), Segment and Other Operating Information, of the accompanying Consolidated Financial Statements in this report.

Competition and Ratings

National Western and Ozark National operate in a mature and highly competitive industry. Each competes with hundreds of life and health insurance company groups in the United States as well as other financial intermediaries such as banks and securities firms who market insurance products. Many of these companies are larger, have more substantial capital and technological resources, possess greater brand recognition, and maintain higher ratings. For National Western, domestic market competitors have included, among others, Allianz Life, American Equity Investment Life, Sammons Financial Group (Midland, NACOLAH), Great American Life, Security Benefit Life, Fidelity and Guaranty Life, Athene USA, Jackson National Life, Equitrust Life Insurance Company, Pacific Life, National Life Group (Life of the Southwest) and Global Atlantic. More recently, merger and acquisitions activity has accelerated with private equity firms being among the most active acquirers and reinsurers of companies or blocks of business. These entities bring alternative investment expertise with which to increase investment yields above that which traditional carriers are able to attain which is an advantage in a low interest rate environment.

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

Risk Management

The Company is exposed to a wide spectrum of financial, operational and strategic, and regulatory and legal risks as described in Item 1A “Risk Factors”. Effective enterprise risk management ("ERM") is a key discipline for identifying, monitoring, measuring, communicating, and managing risks within limits and risk tolerances. The Company’s Board of Directors and senior management are knowledgeable of and accountable for key risks. The full Board of Directors of the Company (as well as the Board of Directors of National Western) meets at least every other month and regularly hears reports from the President and Chief Executive Officer, the Chief Financial Officer, the President and Chief Operating Officer (National Western), the Chief Actuary and Risk Officer (National Western), the Chief Investment Officer (National Western), and the Chief Legal Officer. In addition, the Board of Directors of the Company (including the Board of Directors of National Western) has several committees which include the Executive Committee, the Audit Committee, the Investment Committee, and the Compensation and Stock Option Committee that regularly convene to address various aspects of risk. Day-to-day responsibility for the overall ERM governance framework resides with the Company's designated Chief Risk Officer who directs the Company's Risk Management Committee which also reports to the Audit Committee.

Pursuant to its business strategy, the Company has been expanding the ERM function, modernizing the risk governance structure, and hired personnel specifically tasked with risk management oversight responsibilities. The governance structure integrates the overall risk management activities into one committee structure in order to ensure coordination and compliance with risk limits, and to promote a common risk language and risk management culture.

Board of Directors and Sub-Committees of the Board
o
Risk Management Committee
o	o	o	o
ALM Committee	Stress Testing Working Group	Fraud Council	Security Committee

As shown above, the Risk Management Committee (RMC) reports to the Audit Committee of the Board of Directors. The RMC has oversight responsibilities for four subcommittees and working groups: the Asset-Liability Management Committee, the Stress Testing Working Group, the Fraud Committee, and the Security Committee. These sub-committees and working groups are tasked with specific areas of risk analysis and management and provide regular reports to the RMC.

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

Insurance Product Liabilities

At December 31, 2021, the Company's total balance for liabilities pertaining to insurance products was $10.0 billion. These product liabilities are payable over an extended period of time for which National Western and Ozark National's product pricing assumptions take into consideration. The profitability of insurance products depends on this pricing and differences between expectations at the time the products are sold and the subsequent actual experience has an impact on future profitability.

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

Reinsurance

National Western follows the industry practice of reinsuring (ceding) portions of its life insurance risks with a variety of reinsurance companies in order to protect against severe losses on individual claims and an unusual event in which a number of claims in aggregate produce an extraordinary loss. All reinsurance regarding mortality risk is done on a yearly renewable term basis. The use of reinsurance allows NWLIC to underwrite policies larger than the risk it is willing to retain on any single life and to continue writing a larger volume of new business. New sales of life insurance products are reinsured above prescribed limits and do not require the reinsurer’s prior approval within certain guidelines. The maximum amount of life insurance normally retained is $500,000 on any one life. However, the use of reinsurance does not relieve National Western of its primary liability to pay the full amount of the insurance benefit in the event of the failure of a reinsurer to honor its contractual obligation. Consequently, NWLIC avoids concentrating reinsurance risk with any one reinsurer and only participates in reinsurance treaties with reputable carriers which are well-capitalized and highly rated by independent rating agencies. No reinsurer of business ceded by National Western has failed to pay policy claims (individually or in the aggregate) with respect to ceded business. NWLIC continuously monitors the financial strength of its reinsurers and has been able to obtain replacement coverages from financially responsible reinsurers when making changes. At December 31, 2021, National Western ceded approximately 22% of its life insurance in force. The primary reinsurers as of December 31, 2021 were as follows.

Reinsurer	A.M. Best Rating	Amount of In Force Ceded (In thousands)

Hannover Life Reassurance Company (Florida)	A+	$1,627,032
SCOR Global Life Americas Reinsurance (Delaware)	A+	990,903
RGA Reinsurance Company (Missouri)	A+	580,243
Swiss Re Life & Health America Inc. (New York)	A+	37,051
SCOR Global Life USA Reinsurance Company (Delaware)	A+	5,529
All others, rated	A- to A+	8,462
All others, not rated	N/A	3,213

		$3,252,433

Reinsurance arrangements can be on either a coinsurance or a modified coinsurance ("Modco") basis with other companies to limit exposure. In a coinsurance program, the reinsurer shares proportionally in all terms of the reinsured policies (i.e. premiums, expenses, claims, etc.) based on their respective percentage of the risk. In a Modco program, the ceding company retains the reserves, as well as the assets backing those reserves, and the reinsurer shares proportionally in all financial terms of the reinsured policies based on their respective percentage of the risk. As described more fully in Note (5) Reinsurance in the accompanying Notes to Consolidated Financial Statements in this report, effective December 31, 2020, National Western ceded on a coinsurance with funds withheld basis, a 100% quota share of contractual statutory reserve liabilities pertaining to a group of in force fixed rate and payout annuity contracts approximating $1.7 billion. NWLIC retained the reserves and the assets backing those reserves and continues to administer the ceded block of business on behalf of the reinsurer who assumed all financial risk associated with the ceded business. At December 31, 2021, the funds withheld statutory reserve liability balance was $1.5 billion.

Ozark National utilizes reinsurance for mortality risk in a similar fashion to that of National Western. Ozark National's maximum net amount at risk retention is capped at $200,000 under its reinsurance treaties with limited exceptions related to the conversion of child protection and guaranteed insurability riders. Their primary reinsurers as of December 31, 2021 were as follows.

Reinsurer	A.M. Best Rating	Amount of In Force Ceded (In thousands)

Optimum Re Insurance Company (Texas)	A	$455,055
Wilcac Life Insurance Company (Illinois)	A+	72,733
General Re Life Corporation (Connecticut)	A++	515
Swiss Re Life & Health America, Inc. (Missouri)	A+	431

		$528,734

Human Capital

We believe that our employees are among our most important resources and that our success depends on our ability to attract, hire, retain, and develop highly-skilled individuals in a variety of areas including business development, technology, customer service, finance, and management. National Western had 266 employees as of December 31, 2021, substantially all of which worked in its home office in Austin, Texas. Ozark National (including NIS) had 72 employees as of December 31, 2021 substantially all of whom worked in its Kansas City, Missouri home office.

We strive to provide a conducive and safe work environment for our employees. In response to the COVID-19 pandemic, we closed our office facilities in March 2020 to all employees able to perform their job duties remotely as well as to the general public. For our essential staff, we introduced additional hospital-grade disinfectants and modified workspaces in our office locations to ensure social distancing. During 2021, we brought employees back into our home offices exercising the same precautions as had been done throughout. In addition, we introduced a modified hybrid structure which provided our staff the opportunity to work remotely part-time. Despite this situation, our businesses have remained fully functional and we have continued to service our policyholders and distribution partners while our employees work in a safe environment.

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

The RBC requirements provide for four levels of regulatory attention, varying with the ratio of the insurer's ratio of total adjusted capital to its RBC as measured on December 31 of each year. An insurance company must maintain adjusted capital and surplus of at least 200% of the RBC computed by the NAIC's RBC model which is known as the "Authorized Control Level." In addition, the RBC requirements provide for a trend test if an insurer's total adjusted capital falls to a certain range of its ratio relative to its RBC as of the end of the year. National Western and Ozark National's statutory capital and surplus at December 31, 2021, were each significantly in excess of the threshold RBC requirements for regulatory attention and trend test analysis.

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

The occurrence of natural disasters and catastrophes, including earthquakes, hurricanes, floods, tornadoes, fires, explosions, pandemic disease and man-made disasters, including acts of terrorism and military actions, could adversely affect the financial condition or results of operations of the Company. Such disasters and catastrophes could impact the Company directly by damaging our facilities, preventing employees from performing their duties or otherwise disturbing the Company’s ordinary business operations, as well as indirectly by changing the condition and behaviors of consumers, business counterparties and regulators and potentially causing declines or volatility in economic and financial markets. The Company's operations in Texas have been impacted by winter storms recently which resulted in statewide power outages, lack of water service, food and supply shortages, property damage, and the inability to travel safely for an extended period of time.

Disasters or a pandemic outbreak could disrupt public and private infrastructure, including communications and financial services, which could disrupt the Company's normal business operations. The COVID-19 pandemic caused significant disruption in global and U.S. economies and financial markets via illness, quarantines, business and school shutdowns, supply chain interruptions, pervasive unemployment, decline in business activity, and cancellation of events and travel. These conditions manifested in relocation of employees working from home; business disruption to independent agents, brokers, and other distribution partners that market and sell the Company's insurance products; increased credit risk; historically low interest rate levels; and significant volatility in financial markets that affected investment portfolio valuations and returns. While the Company has been able to provide uninterrupted service to its policyholders, significant precautions have been taken, and continue to be enforced, to protect the safety and well-being of employees. The COVID-19 pandemic has increased morbidity risk for the Company. On a consolidated basis, the Company incurred approximately $32 million in net death claims, after reinsurance, during the year ended December 31, 2021, which were incremental to the Company's typical claim experience. The extent of the impact of the COVID-19 pandemic is dependent upon a variety of factors which are uncertain and cannot be predicted. Included are the duration and severity of the pandemic, government and business actions taken in response to the situation, and ultimately the impact on employees, distributors and customers.

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

Life insurance is a mature and highly competitive industry. Our ability to compete is based upon a variety of factors including financial strength ratings, competitive products, quality of service, scale, and distribution capacity. There has been considerable consolidation among companies in the insurance and financial sectors resulting in large, well-capitalized entities that offer products comparable to the Company who have greater market share or breadth of distribution, higher financial strength ratings, and offer a broader range of products and services. Frequently, these larger organizations are not domiciled in the United States or are financial services entities attempting to establish a position in the insurance industry. More recently, larger investment firms in the U.S. have entered the life insurance industry either through direct acquisitions or reinsurance transactions in order to access low-yielding investment portfolios of traditional insurers who are grappling with reduced profit margins. These larger competitors often enjoy extensive investment expertise in certain markets, better name recognition and economies of scale, and lower operating costs and the wherewithal to absorb greater risk allowing them to price products more competitively and, in turn, attract independent distributors. Such competition could result in lower sales or higher lapses to the Company of existing products. In addition, since the actual cost of products is not precisely known when they are sold, the Company is exposed to competitors who may sell products at prices that do not cover actual costs. Consequently, the Company may encounter additional pricing pressures to lower prices for similar products and be challenged to maintain market share, profit margin targets and profitability criteria. Due to these competitive forces, the Company may not be able to effectively compete without negative effects on our financial position and results of operations.

A single shareholder has significant influence in the election of directors and other matters submitted to shareholders.

As of December 31, 2021, Robert L. Moody, Sr., through the Robert L. Moody Revocable Trust (the “Moody Revocable Trust”) controls 99.0% of the total outstanding shares of the Company's Class B common stock. Holders of the Company's Class A common stock elect one-third of the Board of Directors of the Company, and holders of the Class B common stock elect the remainder. As a result, subject to applicable legal and regulatory requirements, the Moody Revocable Trust has the ability to exercise significant influence over matters submitted for stockholder approval, and, through its ability to elect a majority of the Board of Directors, matters regarding the Company's business direction and policies. This concentration of voting power could deter a change of control or other business combination that might be beneficial or preferable to other stockholders. It may also adversely affect the trading price of the Company's Class A common stock if investors perceive disadvantages in owning stock in a company in which a single shareholder has such significant ownership.

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

Despite implementation of a program of security measures, our information technology and other systems could be subject to physical or electronic break-ins, unauthorized tampering or other security breaches. The Company retains confidential information on its systems, including customer information and proprietary business information, and relies on sophisticated commercial technologies and third parties to maintain the security of those systems and information. The increasing volume and sophistication of computer viruses, hackers and other external threats may increase the vulnerability of the Company’s systems to data breaches. Even given our efforts to ensure the integrity of our systems, it is possible that we may not be able to anticipate all types of security breaches, especially in light of the ever-evolving techniques used by hackers, the inability to recognize invasive attacks until launched, and the capability of cyber attacks originating from a wide variety of sources. Anyone who is able to circumvent the Company's security measures could access, view, misappropriate, alter, or delete any information in the systems, including personally identifiable customer information, customer financial information, and proprietary business information. Security breaches or other technological failures may also produce regulatory inquiries, proceedings, litigation costs, and reputational damage. An increasing number of states require customers to be notified of any unauthorized access, use, or disclosure of their information. We may incur reimbursement and other expenses, including litigation settlements and other additional compliance costs. Refer to Item 3. Legal Proceedings for further discussion of a previously reported security incident involving National Western.

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

The Company’s success and ability to reach goals is dependent upon its ability to attract and retain qualified personnel. The market for qualified personnel is extremely competitive and the Company may not be able to hire or retain key people. An outcome of the COVID-19 pandemic has been a shift in individuals' work/life priorities, largely the result of working remotely from home during the quarantine and lockdown mandates induced by the pandemic. This has lead to what has been referred to as the "Great Resignation" phenomenon in which individuals either chose to leave the work force or remain only employed under certain conditions such as an ongoing remote work environment. Certain skills particularly in demand include those in the areas of information technology, actuarial science, and accounting which are providing additional challenges in securing appropriate resources.

The unexpected loss of services of one or more of the Company’s key personnel could have a material adverse effect on the Company’s operations due to their skills, unique knowledge of our business, years of industry experience and the potential difficulty of quickly finding qualified replacements. The Company has historically managed to sustain lower than average employee turnover and retained valued employees with decades of experience in the Company's products, business and systems. However, as these individuals attain retirement age, the Company is exposed to the loss of cumulative knowledge in its operations. The Company's named executive officers are not subject to employee contracts. Sales in our lines of business and our results of operations and financial condition could be materially adversely affected if the Company is unsuccessful in attracting and retaining qualified individuals or its recruiting and retention costs increase significantly.

Financial Risks

Our investment portfolio is subject to several risks which may lessen the value of invested assets and the amounts credited to policyholders.

The Company has historically invested monies received primarily in investment grade, fixed income investment securities in order to meet its obligations to policyholders and provide a return on its deployed capital. Accordingly, our business is exposed to customary risks of debt markets including credit defaults and changes in fair value. Adverse market conditions can affect the liquidity and value of our investments and we are subject to the credit risk that issuers of these securities may default on principal and interest payments, particularly in the event of an ongoing downturn in the economic and/or business climate. A ratings downgrade affecting issuers of particular securities could worsen the credit quality of our investments and could increase the amount of capital we must hold to maintain our risk-based capital levels which are monitored by regulators and rating agencies. At December 31, 2021, approximately 1.4% of the Company’s $9.1 billion fixed income available-for-sale securities portfolio was comprised of issuers who were investment grade at the time the Company acquired them but were subsequently downgraded for various reasons. Although this is an extremely low percentage compared to industry averages, a substantial increase in defaults from these or other issuers could negatively impact the Company’s financial position and results of operations.

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

More recently, the Company has increased its involvement in other investment areas such as commercial mortgage loans, private debt, and alternative investments funds, as a way to diversify its portfolio and obtain incremental investment yield. While not a significant portion of the Company's overall investment portfolio, these investment areas present additional types and levels of risk not formerly encountered. These investment vehicles are subject to the Company's investment guidelines and stringent underwriting guidelines in order to mitigate risk factors but remain subject to decreases in valuation or loss.

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

The determination of valuation and credit losses include estimations and assumptions that are subjective and prone to differing interpretations and could materially impact our results of operations or financial condition.

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

Other investment vehicles such as commercial mortgage loans, private debt, and alternative investments present additional challenges in making valuation assessments and estimates of future credit losses. These types of investments typically have less readily available market observable inputs with which to assess the potential for credit or valuation loss and rely more on proprietary valuation techniques and models. Consequently, there may be a lower degree of confidence in such values being ultimately realizable in market transactions.

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

A rise in interest rates will increase the net unrealized loss position of our investment portfolio and may subject the Company to disintermediation risk. Disintermediation risk is the risk that in a change from a period of low interest rates to a period of significantly higher and increasing interest rates more policyholders than assumed in the product pricing assumptions may surrender their contracts or make early withdrawals in order to increase their returns, potentially requiring the Company to liquidate investments in an unrealized loss position (i.e. the market value less than the carrying value of the investments). The Company manages its liabilities and configures its investment portfolio so as to provide and maintain sufficient liquidity to support expected withdrawal demands. If the Company experiences an unexpected increased level of withdrawal or surrender activity, it could exhaust liquid assets and be forced to liquidate other assets at a loss or on other unfavorable terms. For fixed income security investments maintained in the Company's “Available-for-Sale” category that are reported at fair values, rising interest rates will cause declines in the market value of these securities. These declines are reported in our financial statements as an unrealized investment loss and a reduction of stockholders’ equity.

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

Financial strength ratings are important criteria in establishing the competitive position of insurers. While financial strength ratings are not a recommendation to buy the Company's products, these ratings are important to maintaining public confidence in the Company, its products, and its competitive position. Ratings generally reflect the rating agencies’ quantitative and qualitative view of a particular company’s financial strength, operating performance, and ability to meet its obligations to policyholders. However, since some of the rating factors often relate to the particular and subjective views of the rating agency, their independent economic modeling, the general economic climate, and other circumstances, these are largely outside of the insurer’s control. Standard & Poor's downgraded National Western's financial strength rating several years ago primarily due to the Company's strategic decision to cease accepting applications for its international products from residents outside the U.S. We cannot predict with any certainty what future actions rating agencies may take.

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

The Company’s earnings are significantly influenced by policy claims received and will vary from period to period depending upon the amount of claims incurred. In any given quarter or year, there is very limited predictability of claims experience. The liability established for future policy benefits is based upon a number of different factors. Our mortality experience could be adversely impacted by a catastrophic event such as a natural disaster, terrorist attack or pandemic event. For example, the Company incurred incremental claims for death benefits in the years ended December 31, 2021 and 2020 associated with the COVID-19 pandemic. Significant deviations in actual experience from pricing assumptions could have an adverse effect on the profitability of our products. Some of the Company's products permit premium increases or adjustment of other charges or credits during the life of a policy, but the adjustments permitted under the terms of the policies may not be sufficient to maintain profitability or may induce policies to lapse. Many of our products do not permit us to increase premiums or adjust other charges and credits or otherwise limit the adjustments we can make during the life of a policy. There may be instances in which we may not be able or willing to raise premiums or adjust other charges sufficiently for competitive reasons. Consequently, in the event our future claim experience does not match our past results or pricing assumptions, our operating results could be materially and adversely affected.

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

The Company's financial and operational results could be impacted by emerging risk and changes to the regulatory landscape in areas like ESG (environmental, social, and regulatory) requirements. Policies and regulations promulgated in U.S. legislation pertaining to climate risk management and other ESG practices may result in higher compliance costs and potentially increased capital expenditures. Risks in transitioning to new regulatory requirements could increase the Company's cost of doing business. Failure to adequately address ESG expectations, actual or perceived, could tarnish the Company's image and reputation and lead to a loss of customers and business partners.

The Company is subject to government regulation in each of the states in which it conducts business with such regulation vested in state agencies having broad administrative power dealing with many aspects of the Company's business. Regulators oversee matters relating to sales practices, policy forms, claims practices, types and amounts of investments, reserve adequacy, insurer solvency, minimum amounts of capital and surplus, transactions with related parties, and payments of dividends. At any given time, the Company may be subject to a number of financial, market conduct, or other examinations or audits. These examinations or audits may result in payment of fines and penalties as well as changes in systems or procedures, any of these could have a material adverse effect on the Company's financial condition or results of operations. Other NAIC or state insurance regulator actions, such as the adoption of principles-based reserving or changes to RBC calculations, may adversely impact our business from time to time. The NAIC has been pursuing a variety of changes to its RBC framework which could increase capital requirements for insurers. During 2021, changes to risk charges for bonds and real estate were adopted which increased the Company's required RBC.

Most of the life insurance and annuity products that the Company offers receive favorable tax treatment under current U.S. federal income tax laws. These products generally offer tax advantages to policyholders via the deferral of income tax on policy earnings during the accumulation phase of the product, be it an annuity or a life insurance product, as compared to other savings instruments such as certificates of deposit and taxable bonds. Taxes are payable on income attributable to a distribution under a policy/contract for the year in which the distribution is made as opposed to the current taxation of other savings instruments. In addition, death benefit proceeds maintain a tax-free status. Periodically, Congress has considered legislation that would reduce or eliminate this tax advantage inherent to the life insurance industry and subject the industry’s products to treatment more equivalent with other investments. In the event that the tax status of life insurance products is revised or reduced by Congress all life insurers would be adversely impacted.

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

The Company’s financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) as delineated in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“FASB ASC”). GAAP is subject to constant review by various policy-setting organizations to address emerging accounting rules and issue interpretative accounting guidance. From time to time, the Company is required to adopt new or revise accounting standards or guidance that has been integrated into the FASB ASC. For example, the FASB had an ongoing project to revise the accounting standards for insurance contracts which it ultimately issued as ASU 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts (LDTI). The changes to GAAP from ASU 2018-12 are ultimately effective for the Company with its 2023 financial statements, and adoption of this new standard presents significant accounting changes which will require companies to develop new systems and infrastructure in order to comply. In addition to substantial cost, the standard's complexity and reliance on having accessible data available in policy administration systems will be putting a heavy compliance burden on insurers over the next year. Future accounting standards required to be adopted could possibly further change the current accounting treatment that the Company uses in its Consolidated Financial Statements and such changes could possibly have a material adverse effect on our financial position and results of operations as well as causing significant incremental costs for initial implementation and ongoing compliance..

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

In addition, the Company is subject to federal corporate income taxes but receives the benefit of certain tax provisions, including but not limited to, dividends-received deductions, tax-exempt bond interest, and insurance reserve deductions. Due to a variety of factors including the current Federal budget deficit and ongoing proposals from the U.S. Department of Treasury, from time to time Congress and various state legislatures entertain revenue-raising proposals contrary to the life insurance industry, either by raising rates or otherwise changing tax rules, and there is a risk that federal tax legislation could be enacted lessening or eliminating some or all of the tax advantages currently benefiting the Company and result in higher taxes. most recently, the Tax Cuts and Job Act ("Tax Act") which was passed in December 2017, besides reducing the federal corporate income tax rate from 35% to 21%, amended certain tax items unique to the life insurance industry which served to increase the Company's federal taxable income. Chief among these in the Tax Act were the capping of the amount of tax reserves that the Company could currently deduct below previous thresholds and increasing the amount of acquisition expenses the Company is required to defer for deduction to future periods.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Braker P III, LLC ("BP III") was created in 2016 to own and manage the operations of an approximately 196,400 square foot commercial office building in Austin, Texas, which BP III acquired. The purchase price of the property was $49.3 million, exclusive of closing costs and fees. The Company relocated its principal office to this facility during the fourth quarter of 2017, and currently occupies approximately 78,000 square feet. At December 31, 2021, all of the remaining space is leased by BP III to third party tenants.

The Westcap Corporation, a wholly owned subsidiary of National Western, owned the Company’s former office location in Austin, Texas. During 2019, the former 72,000 square foot office building was sold for $8.5 million.

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

Ozark National owned an approximately 63,000 square foot building located in Kansas City, Missouri which it has utilized as commercial office space, and leased and utilized as commercial office space for use by its affiliate NIS. The intercompany lease costs related to NIS have been eliminated for consolidated reporting purposes. Additionally, Ozark owned two parcels of land located in Kansas City, Missouri. The first parcel contained 0.3 acres of land and an unused single-story parking garage. The second parcel contained 2.3 acres of land and operated as a surface parking lot contracted on a monthly basis to a parking lot operator. During the third quarter of 2021, Ozark executed a sale and leaseback of some of these properties under which Ozark and NIS may retain use of the facilities for up to two years. The sales price of $12.4 million resulted in a $1.4 million realized loss.

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

On September 28, 2017, a purported shareholder derivative lawsuit was filed in the 122nd District Court of Galveston County, State of Texas entitled Robert L. Moody, Jr. derivatively on behalf of National Western Life Insurance Company and National Western Life Group, Inc. v. Ross Rankin Moody, et al., naming certain current and former directors and current officers as defendants. The complaint challenged the directors’ oversight of insurance sales to non-U.S. residents and alleged that the defendants breached their fiduciary duties in the conduct of their duties as board members by failing to act (i) on an informed basis and (ii) in good faith or with the honest belief that their actions were in the best interests of the Company. The complaint sought an undetermined amount of damages, attorneys’ fees and costs, and equitable relief, including the removal of the Company’s Chairman and Chief Executive Officer and other board members and/or officers of the Company. The Company believed that the claims in the complaint were baseless and without merit, continued to vigorously defend this lawsuit, and was awarded reimbursement of legal costs and expenses from plaintiff as detailed below. The Company believed, based on information then currently available, that the final outcome of this lawsuit would not have a material adverse effect on the Company’s business, results of operations, or consolidated financial position. The companies and directors filed their respective Pleas to the Jurisdiction ("Pleas") contesting the plaintiff's standing to even pursue this action, along with their Answers, on October 27, 2017. On December 14, 2017, plaintiff filed a Response to the Pleas and on December 21, 2017, the Court heard oral argument on the Pleas. Plaintiff then filed a First Amended Petition on January 11, 2018. The companies and directors filed a Supplement to the Pleas on January 30, 2018, to which plaintiff responded on February 1, 2018, and the companies and directors replied on February 9, 2018. On May 3, 2018, the Court issued a memorandum to all attorneys of record stating that the Court would grant the defendants' Pleas and asked the attorney for defendants to prepare and submit proposed orders/judgments granting the requested relief for consideration by the Court. The defendants filed such proposed order granting the Pleas on May 7, 2018. On May 16, 2018 the Court issued an Order granting the Pleas and dismissing Robert L. Moody, Jr.’s claims with prejudice, and plaintiff then filed a Motion to Transfer Venue (“MTTV”). Defendants filed an Application for Fees, seeking to recover defendants’ legal costs and expenses from plaintiff, and a Response to the MTTV on June 8, 2018. In response plaintiff filed a Motion to Vacate, a Response to the Application for Fees, and his own Request for Attorney’s Fees on July 5, 2018. Defendants filed a Response to the Motion to Vacate and to plaintiff’s Request for Attorney’s Fees on July 11, 2018, and the Court heard oral arguments on July 16, 2018. Plaintiff filed supplemental briefing in support of his July 5, 2018 filings on July 25, 2018, and defendants filed their response to plaintiff's supplemental briefing on July 27, 2018. On August 8, 2018 the Court issued an Order denying plaintiff's Motion to Vacate. Pursuant to the Court’s instructions, on October 5, 2018, defendants filed an Order Granting Application for Expenses. Defendants then filed a Motion for Entry of Final Judgment and a Request for Submission Date on Motion for Entry of Final Judgment on October 11, 2018, which the Court set as October 30, 2018. Plaintiff filed his Objection to Proposed Final Judgment and Objection to Proposed Order on Attorneys’ Fees on October 25, 2018, to which defendants filed a response on October 30, 2018. On November 11, 2018, the Court issued its Final Judgment: ordering Plaintiff to pay the companies $1,314,054 for reasonable and necessary fees and expenses, denying Plaintiff’s Motion to Transfer Venue, and dismissing Plaintiff’s counterclaim. Plaintiff appealed the Court’s Final Judgment to the First District Court of Appeals in Houston, TX. The court of appeals issued a panel decision on December 10, 2020 affirming the dismissal and award of attorneys’ fees and expenses to the companies. On January 22, 2021, Plaintiff filed a motion for rehearing of the affirmance of the award of attorneys’ fees and expenses. On July 27, 2021, the Court of Appeals vacated its December 10, 2020 judgment and withdrew its earlier opinion, and issued a new judgment and opinion again affirming the dismissal and award of attorneys’ fees and expenses to the companies. Plaintiff filed an Extension for Filing Review with the Texas Supreme Court on September 10, 2021, which expired on October 12, 2021. On October 15, 2021, Defendants received final payment in satisfaction of judgment from Robert L. Moody, Jr. for a total amount of $1,803,503. The Court of Appeals stated in its opinion that the evidence supported the trial court’s implied finding that Robert L. Moody, Jr.’s suit was filed without reasonable cause and for an improper purpose, and therefore, the court’s order that he pay $1,803,503 in attorneys’ fees to the Defendants was proper. Defendants filed a Notice of Satisfaction of Judgment with the trial court on October 19, 2021. Judgment in the Defendants’ favor is now final and not subject to any further appeals.

In April of 2019, National Western defended a two-week jury trial in which it was alleged that the Company committed actionable Financial Elder Abuse in its issuance of a $100,000 equity indexed annuity to the Plaintiff in the case of Williams v Pantaleoni et al, Case No. 17CV03462, Butte County California Superior Court.  The Court entered an Amended Judgment on the Jury Verdict on July 27, 2019 against the Company in the amount of $14,949 for economic damages and $2.92 million in non-economic and punitive damages. The Company vigorously disputes the verdicts and the amounts awarded, and in furtherance of such filed a Motion for Judgment Notwithstanding Jury Verdict and a Motion for New Trial, both of which were rejected by the Court. On September 9, 2019, NWLIC filed its Notice of Appeal. On November 11, 2019, the judge awarded the Plaintiff attorney’s fees in the amount of $1.26 million. Both the Plaintiff and NWLIC appealed this ruling. On June 11, 2021, the appellate court reversed the judgment and directed the trial court to enter judgment in favor of NWLIC. Plaintiff has filed an appeal with the Supreme Court of California. On September 22, 2021, the California Supreme Court granted review and transferred the case back to the appellate court with instructions to vacate its decision and reconsider its finding that Mr. Pantaleoni did not have an agency relationship with NWLIC. On March 4, 2022, the appellate court filed an opinion completely striking the award of punitive damages that had been in the amount of $2.50 million, affirming economic damages of $14,949 and non-economic damages of $420,000, and awarding Plaintiff costs on appeal. The appellate court remanded the case to the trial court to reconsider the attorney fee award of $1.26 million in light of the reversal of punitive damages.

In the Form 10-Q for the period ended September 30, 2020, the Company reported that it experienced a data event in which an intruder accessed and exfiltrated certain data from the Company's network. As a result of this event, the Company reported in its Form 10-K for the year ended December 31, 2020, that it was aware of two proposed class actions filed against National Western, Mildred Baldwin, on behalf of herself and others similarly situated vs. National Western Life Insurance Company, Missouri Circuit Court for the 18th Judicial Circuit (Pettis County) filed February 16, 2021, and Douglas Dyrssen Sr., individually and on behalf of all others similarly situated vs. National Western Life Insurance Company and National Western Life Group, Inc., United States District Court for the Eastern District of California filed March 8, 2021. The parties agreed to consolidate those two proposed class actions into a single proposed class action, Mildred Baldwin, on behalf of herself and others similarly situated vs. National Western Life Insurance Company, United States District Court for the Western District of Missouri. Baldwin is seeking an undetermined amount of damages, attorneys' fees and costs, injunctive relief, declaratory and other equitable relief, and enjoinment. National Western filed a Motion to Dismiss on July 16, 2021. On July 26, 2021, the parties filed a Joint Motion to Stay Pending Mediation, which the court denied. On September 15, 2021, the court granted in part and denied in part National Western’s Motion to Dismiss. At the mediation held on October 12, 2021, the parties agreed on preliminary terms to settle the litigation. The parties filed a Joint Notice of Settlement and Motion to Stay Deadlines with the court on October 20, 2021. The Company accrued $4.4 million for this matter. The Court issued an order preliminarily approving the settlement on January 19, 2022. The settlement terms remain subject to final court approval. The final approval hearing is currently set for June 16, 2022.

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

Class A Common Stock Data (per share)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2021:
High	$258.14	260.00	258.89	236.97
Low	180.00	222.29	197.62	203.00
Dividends Declared	—	—	—	0.36
2020:
High	$292.21	227.45	237.80	210.12
Low	120.55	151.05	172.75	168.85
Dividends Declared	—	—	—	0.36

There is no established public trading market for the NWLGI’s Class B common stock.

On March 12, 2020, the U.S. Securities and Exchange Commission voted to adopt amendments to the "accelerated filer" and "large accelerated filer" definitions in Rule 12b-2 under the Securities Exchange Act of 1934. The amendments increased the transition thresholds for large accelerated filers to exit the large accelerated filer status from $500 million to $560 million. The measurement is performed annually each June 30th using that day's Class A common stock closing price applied to the number of Class A commons shares considered to be publicly traded float, which is defined as the number of shares available to the public for trading in the secondary market without restriction. This excludes, among others, shares held by officers and directors. As of June 30, 2020, the Company's public float was less than $560 million and changed the Company's filing status from large accelerated filer to accelerated filer. At June 30, 2021, there was no change in the Company's filing status as an accelerated filer.

Equity Security Holders

The number of stockholders of record on March 7, 2022 was as follows:

Class A Common Stock	2,047
Class B Common Stock	2

Dividends

Class B common stockholders receive dividends at one-half the per share amount declared on Class A common stock. During 2021, NWLGI paid cash dividends on its Class A and Class B common stock in the amounts of $1.2 million and $36,000, respectively. During 2020, the Company also paid cash dividends on its Class A and Class B common stock in the amounts of $1.2 million and $36,000, respectively. Payment of dividends is within the discretion of the Company’s Board of Directors.

Payment of dividends by National Western Life Insurance Company ("National Western") to NWLGI, as the sole owner of National Western, are also within the discretion of National Western's Board of Directors, but are subject to prescribed limitations set by the Colorado Division of Insurance without prior approval.  The Company’s general policy is to reinvest earnings internally to finance the development of new business, provide for potential acquisitions, and to lend support to its financial strength ratings assigned by independent rating agencies. In the years ended December 31, 2021 and 2020, National Western did not declare or pay dividends to NWLGI.

Securities Authorized For Issuance Under Equity Compensation Plans

The Company currently has one equity compensation plan that was approved by security holders in 2008. This plan was assumed by NWLGI from National Western in 2015 pursuant to the terms of the holding company reorganization. The plan was amended, restated and approved by stockholders of NWLGI in June 2016 extending its term for ten years from the date of stockholder approval. There are no outstanding options at December 31, 2021 under the plan which would otherwise entitle option holders to shares. At December 31, 2021, 291,000 shares of Class A common stock remain available for future issuance under the plan.

Performance Graph

The following graph compares the annual percentage change in the Company's cumulative total return on its common stock over the past five years with the total return of companies comprising the NASDAQ - U.S. Benchmark TR index and the NASDAQ - US Benchmark Insurance TR index. The graph assumes that the value of the Company's Class A common stock and each index was $100 at December 31, 2016, and that all dividends were reinvested. The NASDAQ US Benchmark TR index replaces the NASDAQ Stock Market (US Companies) Index and the NASDAQ US Benchmark Insurance TR index replaces the NASDAQ Insurance Index in this analysis and going forward, as the CRSP Index data is no longer accessible.

250
200
150
100
50
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
National Western Life Group Inc
NASDAQ US Benchmark TR index
NASDAQ US Benchmark Insurance TR index

Issuer Purchases of Equity Securities

Effective August 22, 2008, National Western adopted and implemented a limited stock buy-back program associated with the 2008 Incentive Plan which provides Option Holders the additional alternative of selling shares acquired through the exercise of options directly back to the Company. This plan and program was assumed by NWLGI from National Western in 2015 pursuant to the terms of the holding company reorganization. The program provides Option Holders with the ability to elect to sell acquired shares back to the Company at any time within ninety (90) days after the exercise of options at the prevailing market price as of the date of notice of election. As of December 31, 2021, there are no options outstanding under the plan.

The following table sets forth the Company’s issuance and repurchase activity of its Class A common shares from Option Holders for the quarter ended December 31, 2021.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May yet Be Purchased Under the Plans or Programs

October 1, 2021 through October 31, 2021	—	$—	N/A	N/A
November 1, 2021 through November 30, 2021	—	$—	N/A	N/A
December 1, 2021 through December 31, 2021	—	$—	N/A	N/A

Total	—	$—	N/A	N/A

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

Management’s discussion and analysis of the financial condition and results of operations (“MD&A”) of National Western Life Group, Inc. ("NWLGI") for the three years ended December 31, 2021 follows. Where appropriate, discussion specific to the insurance operations of National Western Life Insurance Company is denoted by "National Western" or "NWLIC". This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and related notes beginning on page 97 of this report.

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

The Company monitors these factors continually as key business indicators. The discussion that follows in this Item 6 includes these indicators and presents information useful to an overall understanding of the Company’s business performance in 2021, incorporating required disclosures in accordance with the rules and regulations of the Securities Exchange Commission ("SEC").

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
The COVID-19 pandemic not only affected how businesses conducted operations but also introduced a great deal of uncertainty to the life insurance industry. The morbidity exposure of COVID-19 translated into a higher death claim incidence throughout the industry and was a frequently discussed item in company earnings releases. In 2021, the Company (National Western and Ozark National) incurred approximately $32 million in net death claims for which COVID-19 was identified as the cause of death, an increase from $8 million in the preceding year. However, composite reports tracking the incidence of COVID-19 death activity appear to suggest that a peak occurred in the third quarter of 2021 with noticeable declines observed thereafter.

Another consequence of the pandemic has been the impact on investment yields and asset valuations. Interest rates have hovered at levels making traditional industry investments in fixed income debt securities insufficient to price products competitively or to meet minimum interest rate guarantees without reducing internal rates of return below required targets. Seizing on this situation, large investment entities have entered the industry through acquisitions or reinsurance transactions in order to tap insurance company portfolios of low yielding assets with the goal of using specific investment expertise to roll these assets into higher yielding, and higher risk, assets. While the COVID-19 environment has not caused widespread declines in the value of invested assets through downgrades in credit market securities, insurers have still faced fair value decreases resulting in unrealized losses, impairment-related losses or sizable additions being made to the allowance for current credit losses in financial statements.

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

With regard to the credit market, industry analysts and observers generally agree that a sudden jump in interest rate levels would be harmful to life insurers with interest-sensitive products as it could provide an impetus for abnormal levels of product surrenders and withdrawals at the same time fixed debt securities held by insurers declined in market value. The current rise of inflation rates has prompted Federal Reserve officials to begin signalling their intent to commence with a series of interest rate increases in order to head off the crippling effects of rising prices. Ultimately, a mix of monetary policy adjustments, fiscal policy, and economic fundamentals will determine the degree of interest rate increases and the speed of such shifts. It is uncertain what impacts, if any, such movements would have on the Company’s business, results of operations, cash flows or financial condition.

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

Impairment of Investment Securities.  The Company’s accounting policy requires that a decline in the value of a security below its amortized cost basis be evaluated to determine if the decline is a result of credit loss. The primary factors considered in evaluating whether a decline in value for fixed income and equity securities without readily determinable fair values is a result of credit loss are: (a) the length of time and the extent to which the fair value has been less than cost, (b) the reasons for the decline in value (credit event, interest rate related, credit spread widening), (c) the overall financial condition as well as the near-term prospects of the issuer, (d) whether the debtor is current on contractually obligated principal and interest payments, and (e) that the Company does not intend or be required to sell the investment prior to recovery.  In addition, certain securitized financial assets with contractual cash flows are evaluated periodically by the Company to update the estimated cash flows over the life of the security.  If the Company determines that the fair value of the securitized financial asset is less than its carrying amount and there has been a decrease in the present value of the estimated cash flows since the previous purchase or prior impairment, then a credit loss charge is recognized. The Company would recognize impairment of securities due to changing interest rates or market dislocations only if the Company intended to sell the securities prior to recovery.  When a security is deemed to be impaired, a charge is recorded equal to the difference between the fair value and amortized cost basis of the security.  In compliance with GAAP guidance after adoption of ASU 2016-13, Financial Instruments-Credit Losses the estimated credit loss is recorded as an allowance with changes in the allowance recorded to Net investment income in the Consolidated Statements of Earnings.

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

Investment activities of the Company are integral to its insurance operations. Since life insurance benefits may not be paid until many years into the future, the accumulation of cash flows from premium receipts are invested with income reported as revenue when earned. Anticipated yields on investments are reflected in premium rates, contract liabilities, and other product contract features.  These anticipated yields are implied in the interest required on the Company’s net insurance liabilities (future policy benefits less deferred acquisition costs) and contractual interest obligations in its insurance and annuity products.  The Company benefits to the extent actual net investment income exceeds the required interest on net insurance liabilities and manages the rates it credits on its products to maintain the targeted excess or “spread” of investment earnings over interest credited. The Company will continue to be required to provide for future contractual obligations in the event of a decline in investment yield. For more information concerning revenue recognition, investment accounting, and interest sensitivity, please refer to Note (1), Summary of Significant Accounting Policies, and Note (3), Investments, in the accompanying Notes to Consolidated Financial Statements in this report, and the discussions under Investments in Item 6 of this report.

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

Consolidated Operations

Revenues.  The following details Company revenues:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)

Universal life and annuity contract charges	$134,254	145,405	149,721
Traditional life premiums	90,043	92,542	90,248
Net investment income (excluding index option derivatives)	441,812	402,448	432,285
Other revenues	22,314	18,522	17,486
Derivative gain, index options	120,718	14,754	123,207
Net realized investment gains	14,950	21,071	6,241

Total revenues	$824,091	694,742	819,188

Universal life and annuity contract revenues - Revenues for universal life and annuity products consist of policy charges for the cost of insurance, administration charges, and surrender charges assessed against policyholder account balances, less reinsurance premiums. As depicted in the following table, revenues for universal life and annuity contract charges decreased in 2021 compared to 2020 due to lower surrender charge revenue from terminated policies and lower cost of insurance charges associated with decreased levels of universal life insurance in force.

	Years Ended December 31,
Contract Charges:	2021	2020	2019
	(In thousands)

Cost of insurance and administrative charges	$122,961	124,821	126,049
Surrender charges	25,363	26,623	33,079
Other charges	4,347	11,430	8,171
Gross contract revenues	152,671	162,874	167,299

Reinsurance premiums	(18,417)	(17,469)	(17,578)

Net contract charges	$134,254	145,405	149,721

Cost of insurance charges were $95.9 million in 2021 compared to $98.9 million in 2020 and $102.0 million in 2019. Cost of insurance charges typically trend with the size of the universal life insurance block in force and the amount of new business issued during the period. The volume of universal life insurance in force during 2021 decreased to $12.7 billion from $13.5 billion at year-end 2020 and $14.4 billion at year-end 2019. Administrative charges were $27.1 million, $25.9 million, and $24.1 million for the years ended December 31, 2021, 2020 and 2019, respectively, and correlate with new universal life insurance business sales by the number of policies placed, the amount of premiums received and the volume of insurance issued.

Surrender charges assessed against policyholder account balances upon withdrawal were $25.4 million in 2021 compared to $26.6 million in 2020 and $33.1 million in 2019. The Company earns surrender charge income that is assessed upon policy terminations, however, the Company’s overall profitability is enhanced when policies remain in force and additional contract revenues are realized and the Company continues to make an interest rate spread equivalent to the difference it earns on its investment and the amounts that it credits to policyholders. While policy lapse rates in 2021 for the domestic life insurance and international life insurance segments were somewhat lower than those experienced in 2020, the annuities segment continued to exhibit a higher lapse rate due to liquidity demands prompted by the pandemic crisis. Surrender charge income recognized is also dependent upon the duration of policies at the time of surrender (i.e. later duration policy surrenders have lower surrender charges assessed and earlier policy surrenders have a higher surrender charge assessed). The declining trend in assessed surrender charges is indicative of policy surrenders later in the surrender charge period.

Other charges include the net amortization into income of the premium load on single premium life insurance products which is deferred at the inception of the policy. The net income reported for this activity is dependent upon the level of amortization of accumulated deferrals compared to current premium loads being deferred. In addition, as part of the Company's annual unlocking analysis, a prospective unlocking of the unearned revenue reserve was done for each year shown. The effect of the unlocking in the year ended December 31, 2021 was a decrease in other charges revenue of $(0.6) million while the effect of the unlockings increased other charges revenue by $5.9 million and $0.5 million in the years ended December 31, 2020 and 2019, respectively.

Traditional life premiums - Traditional life premiums include the activity of Ozark National subsequent to their acquisition on January 31, 2019. Ozark National's principal product is a non-participating whole life insurance policy with premiums remitted primarily on a monthly basis. The product is sold in tandem with a mutual fund investment product offered through its broker-dealer affiliate, NIS. Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period. A sizable portion of National Western's traditional life business resided in the International Life insurance segment which ceased accepting new applications in 2018. However, National Western’s overall life insurance sales focus has historically been primarily centered around universal life products. The addition of Ozark National's business of repetitive paying permanent life insurance adds an important complement to National Western's life insurance sales. Included in the amounts for the years ended December 31, 2021, 2020, and 2019 is $73.5 million, $74.8 million, and $69.0 million, respectively, of life insurance renewal premium from Ozark National. Universal life products, especially National Western’s equity indexed universal life products, which offer the opportunity for consumers to acquire life insurance protection and receive credited interest linked in part to an outside market index, have been the more popular product offerings in the Company’s markets.

Net investment income (with and without derivatives) - A detail of net investment income is provided below.

	Years Ended December 31,
	2021	2020	2019
	(In thousands)

Gross investment income:
Debt and equities	$309,082	373,479	403,372
Mortgage loans	20,155	13,162	12,595
Policy loans	2,667	3,361	3,539
Short-term investments	293	2,160	2,974
Other invested assets	16,321	12,698	13,057

Total investment income	348,518	404,860	435,537
Less: investment expenses	2,762	2,412	3,252

Net investment income (excluding derivatives and trading securities)	345,756	402,448	432,285
Index option derivative gain	120,718	14,754	123,207
Embedded derivative on reinsurance	84,725	—	—
Trading securities market adjustments	11,331	—	—

Net investment income	$562,530	417,202	555,492

The Company’s strategy is to invest a substantial portion of its cash flows in fixed debt securities within its guidelines for credit quality, duration, and diversification. National Western's debt and equities investment income continues to experience higher yielding debt securities maturing or being called by borrowers and being replaced with lower yielding securities in the current interest rate environment. In addition, the excess of annuity outflows over inflows has caused the debt security portfolio to contract. As part of the acquisition of Ozark National and NIS in the first quarter of 2019, a sizable part of National Western's investable cash resources were applied toward the purchase of the two companies and then subsequently to pay back line of credit borrowings of $75 million used to fund a part of the acquisition price.

The Company's investable funds are derived from incremental cash flow from new business and investment income from its portfolio above its operational requirements to pay policy benefits, commissions, and expenses. The debt securities portfolio increased from $10.5 billion at December 31, 2019 to $10.8 billion at December 31, 2020, largely the result of recording certain holdings at fair value instead of amortized cost as had been done previously. At December 31, 2021, the debt securities portfolio declined to $10.1 billion. Investment yields on new bond purchases in 2021 and 2020 were less than the portfolio's weighted average yield after exceeding the portfolio yield in the prior two years. The portfolio weighted average yield was approximately 3.62% at December 31, 2021, while the yield on debt security purchases to fund insurance operations was 3.02%, 3.33%, and 4.06% in 2021, 2020, and 2019, respectively. Ozark National's weighted average portfolio yield at December 31, 2021 was 3.62%. Bond portfolio yields have continued to be impacted by higher yielding debt securities maturing or being called by borrowers with the proceeds being reinvested into lower yielding securities.

Fair value changes of equity securities are included in the Consolidated Statements of Earnings as a component of net investment income. For the years ended December 31, 2021, 2020, and 2019 an unrealized gain (loss) of $6.0 million, $(1.0) million, and $3.5 million, respectively, has been included in net investment income reflecting the change in fair value of equity securities during the periods. The carrying value of the Company’s portfolio of equity securities was $28.2 million at December 31, 2021.

Prior to 2020, the Company’s new mortgage loan activity had been challenged by the low level of interest rates and highly competitive underwriting of commercial properties. The COVID-19 pandemic crisis further impeded the underwriting of new loan applications early in 2020 until clarity regarding the impacts of closing down the economy upon commercial real estate became discernible. Eventually the volume of new mortgage loan originations during the latter half of 2020 resumed a pace closer to that of the pre-pandemic environment. Additional resources were added with the goal of increasing mortgage loan investments to a more appreciable percentage of total invested assets. The Company originated new mortgage loans in the amount of $183.6 million, $80.2 million, and $121.4 in 2021, 2020, and 2019, respectively. Mortgage loan investment income also benefits from incremental contributions from loan prepayment fees and profit participation receipts.

Policy loan and other invested asset balances outstanding have remained relatively stable over the past few years. During the latter part of 2020, National Western, in order to obtain incremental investment yield, expanded its invested asset vehicles to include alternative investments. These assets are typically syndicated, targeted capital pools with specific investment objectives managed by investment firms having specific expertise in designated asset opportunities. At December 31, 2021 and 2020, the Company held balances of $67.7 million and $28.9 million, respectively, in this investment category.

Effective January 1, 2021, the Company's net investment income is reduced for amounts ceded to the reinsurer under the funds withheld reinsurance agreement associated with funds withheld assets. For the year ended December 31, 2021, the Company ceded net investment income of $55.1 million, substantially comprised of investment income from debt securities.

The Company adopted new accounting guidance pertaining to current expected credit losses on financial instruments ("CECL") in 2020. The adoption as of January 1, 2020 was reported as a change in accounting with initial balances recorded and $3.0 million, net of taxes, charged to retained earnings. Remeasurement of the CECL allowance during 2020 resulted in a decrease in the allowance of $2.0 million for the year ended December 31, 2020 which is netted in gross investment income. During the year ended December 31, 2021, remeasurement of the CECL allowance resulted in an increase to the allowance of $0.5 million.

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

	Years Ended December 31,
	2021	2020	2019
	(In thousands except percentages)

Excluding derivatives and trading securities:
Net investment income	$345,756	402,448	432,285
Average invested assets, at amortized cost	9,420,544	10,994,033	10,881,052
Annual yield on average invested assets	3.67%	3.66%	3.97%

Including derivatives and trading securities:
Net investment income	$562,530	417,202	555,492
Average invested assets, at amortized cost	11,163,776	11,139,238	10,967,188
Annual yield on average invested assets	5.04%	3.75%	5.07%

The decline in average invested asset yield, excluding derivatives and trading securities, from 2019 to 2020 is due to the Company continuing to obtain lower yields on newly invested cash inflows as higher yielding assets mature or are called. The average invested asset yield in 2021 remained level with 2020 reflecting diversification during 2021 into other invested assets, namely commercial mortgage loans and alternative investments, which have incrementally higher yields.

The pattern in average invested asset yield, including derivatives and trading securities, incorporates increases and decreases in the fair value of index options purchased by National Western to support its fixed-index products as well as net investment income from the embedded derivative funds withheld liability. Fair values of the purchased call options recorded net gains in 2021, 2020, and 2019 corresponding to the movement in the S&P 500 Index® during these periods (the primary index the fixed-index products employ). Refer to the derivatives discussion following this section for a more detailed explanation.

Other revenues - Other revenues pertain to NIS, the broker-dealer affiliate of Ozark National; the operations of Braker P III ("BP III"), a subsidiary which owns and manages a commercial office building which includes the home office operations of National Western; and a maintenance expense allowance earned by National Western for administering the funds withheld block of annuity policies ceded to a third party reinsurer. The operations of the Company’s previously owned two nursing home operations in Reno, Nevada and San Marcos, Texas are included in the results for the year ended December 31, 2019 up to their respective dates of sales.

NIS revenues were $12.5 million, $9.9 million, and $8.2 million for the years ended December 31, 2021, 2020, and 2019, respectively. NIS revenues in 2019 were for the period subsequent to its acquisition effective January 31, 2019.

Revenues associated with BP III were $5.1 million, $4.7 million, and $3.9 million in December 31, 2021, 2020, and 2019, respectively, reflecting additional tenant leases subsequently executed. The facility is currently fully leased.
Under terms of the funds withheld reinsurance contract, National Western earns a monthly expense allowance equal to the average policy count of the funds withheld reinsurance block of business multiplied by a stated amount per policy. In the year ended December 31, 2021, the Company reported $5.4 million as maintenance expense allowance revenue.

The Company closed on the sale of its Reno nursing home operations effective February 1, 2019 and on the sale of its San Marcos nursing home operations effective May 1, 2019. Revenues associated with these operations were $(0.2) million, $(0.6) million, and $4.3 million in 2021, 2020, and 2019, respectively. In addition, net gains from the sale of personal property and equipment at the Reno facility of $1.4 million are included in 2019 revenues.

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

Other revenues also include semi-annual distributions from the life interest in the Libbie Shearn Moody Trust. Revenues recognized from these distributions were $5.7 million, $5.3 million, and $6.7 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Index option derivative gain (loss) - Index options are derivative financial instruments used to hedge the equity return component of National Western’s fixed-index products. Derivative gain or loss includes the amounts realized from the sale or expiration of the options. Since the index options do not meet the requirements for hedge accounting under GAAP, they are marked to fair value on each reporting date and the resulting unrealized gain or loss is reflected as a component of net investment income. As the options hedging the notional amount of policyholder contract obligations are purchased as close as possible to like amounts, the amount of the options returns tend to correlate closely with indexed interest credited.

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

	Years Ended December 31,
	2021	2020	2019
	(In thousands)

Index option derivatives:
Unrealized gain (loss)	$(16,564)	(9,740)	152,993
Realized gain (loss)	137,282	24,494	(29,786)

Total gain included in net investment income	$120,718	14,754	123,207

Total contract interest	$213,184	206,250	295,330

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

The financial statement investment spread, the difference between investment income and interest credited to contract holders, is subject to variations from option performance during any given period. For example, many of the Company's equity-index annuity products provide for the collection of asset management fees. These asset management fees are assessed when returns on expiring options are positive, and they are collected prior to passing any additional returns above the assessed management fees to the policy contractholders. During periods of positive returns, the collected asset management fees serve to increase the financial statement spread by increasing option realized gains reported as investment income in an amount greater than interest credited to policy contractholders which is reported as contract interest expense. Asset management fees collected in 2021, 2020, and 2019 were $5.8 million, $30.7 million, and $15.9 million, respectively. While the level of asset management fees collected is dependent upon equity market performance, the reduced amount in 2021 is primarily the result of the Company's change in option hedging to an "out-of-the-money" basis during the second quarter of 2020. Consequently, no asset management fees were collected during the third and fourth quarters of 2021 as the out-of-the-money hedges constituted all hedges maturing during these time periods. Though asset management fees are no longer being collected, the costs to purchase the out-of-the-money options similarly decreases.

Net realized investment gains (losses) - Realized gains (losses) on investments generally include proceeds from bond calls, sales and impairment write-downs, as well as gains and losses on the sale of real estate property. Net gains reported in 2021 consisted of gross gains of $16.4 million which were mostly from bond calls of debt securities in the available-for-sales category, offset by gross losses of $(1.4) million. Gross losses include $1.4 million pertaining to property held by Ozark National which was sold during 2021. Gross gains in 2020 and 2019 include proceeds from bond calls of securities classified in the held-to-maturity category at that time.

Included the year ended December 31, 2019 gross gains is $5.7 million from the sale of land and building associated with the nursing home in Reno, Nevada and a $3.2 million gain on the sale of the Company's former Austin, Texas home office facility. Included in 2019 gross losses is a $2.0 million loss on the sale of the building pertaining to the San Marcos, Texas nursing home and an other-than-temporary impairment on a single debt security credit in the amount of $7.8 million.

Prior to January 1, 2020 and the adoption of the new accounting guidance on current expected credit losses, the Company recorded impairment write-downs when a decline in value was considered to be other-than-temporary and full recovery of the investment was not expected. Impairments due to credit factors were recorded in the Company’s Consolidated Statements of Earnings while non-credit (liquidity) impairment losses were included in the Consolidated Statements of Comprehensive Income (Loss). Under current expected credit loss accounting guidance, credit loss allowances for available-for-sale debt securities are recorded following the same process previously applied for impairment accounting and are recorded through net investment income in the Consolidated Statement of Earnings. Impairment or valuation write-downs recorded prior to January 1, 2020 under previous accounting guidance totaled $7.8 million in the year ended December 31, 2019.

Benefits and Expenses. The following details benefits and expenses.

	Years Ended December 31,
	2021	2020	2019
	(In thousands)

Life and other policy benefits	$187,577	131,337	137,342
Amortization of deferred transaction costs	69,461	140,503	116,802
Universal life and annuity contract interest	213,184	206,250	295,330
Other operating expenses	126,612	104,584	104,558

Totals	$596,834	582,674	654,032

Life and other policy benefits - Life and other policy benefits include death claims of $96.3 million, $72.5 million and $65.8 million for 2021, 2020 and 2019, respectively. Included in the amounts for the years ended December 31, 2021, 2020, and 2019, are $39.6 million, $37.0 million and $29.3 million in death claims pertaining to Ozark National. Death claim amounts are subject to variation from period to period. Death claims reported in 2021 and 2020 include net benefit amounts (after reinsurance) pertaining to death from COVID-19 of $23.5 million and $5.1 million for National Western and $8.2 million and $2.8 million for Ozark National. In 2021, the number of National Western life insurance claims incurred was level with that of 2020 while the average dollar amount per net claim increased 42% to $61,900 from $43,600. National Western’s mortality experience has generally been consistent with or better than its product pricing assumptions. The average net claim for Ozark National during 2021 increased to $15,400 from the 2020 period amount of $14,800. The average face amount of insurance in force for Ozark National was $33,600 at December 31, 2021. Mortality exposure is managed through reinsurance treaties under which the Company's retained maximum net amount at risk on any one life is capped at $500,000. Ozark National's retained maximum net amount at risk is capped at $200,000 under its reinsurance treaties with limited exceptions related to the conversion of child protection and guaranteed insurability riders.

Life and other policy benefits also includes policy liabilities held associated with the Company's traditional life products, including riders such as the guaranteed minimum withdrawal benefit rider ("WBR"), a popular rider to National Western's equity-indexed annuity products. The increases in these liabilities for National Western were $46.5 million, $10.7 million, and $24.4 million in 2021, 2020, and 2019, respectively. In each of these years, National Western unlocked its policy benefit reserves associated with the WBR which resulted in an increase/(decrease) to the policy benefit liability of $27.4 million, $(11.9) million, and $0.7 million in 2021, 2020, and 2019, respectively. The 2020 adjustment included an unlocking amount pertaining to mortality experience on payout annuities with life contingencies of $(3.3) million.

Life and other policy benefits in the years ended December 31, 2021, 2020, and 2019 includes changes in traditional life reserves and miscellaneous benefit payments associated with Ozark National's operations of $29.5 million, $30.7 million, and $30.5 million, respectively, reflecting normal business conditions.

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

The following table identifies the effects of unlocking adjustments on DPAC balances recorded through amortization expense separate from recurring amortization expense components for 2021, 2020, and 2019.

	Years Ended December 31,
Amortization of DPAC	2021	2020	2019
	(In thousands)

Unlocking adjustments	$(36,510)	22,358	(8,643)
Other amortization components	84,349	107,917	117,748

Totals	$47,839	130,275	109,105

The amortization amounts for the years ended December 31, 2021, 2020, and 2019 were comprised of DPAC amortization by National Western of $47.2 million, $129.7 million, and $108.4 million and by Ozark National of $0.6 million, $0.6 million, and $0.7 million. Ozark National's deferred policy acquisition cost balance was initiated February 1, 2019 following its acquisition by National Western.

In 2021, the Company unlocked its DPAC balances for: (1) mortality rates, lapse rates, portfolio yield rates and spreads, and increased cost of insurance ("COI") charges on International universal life products inforce which collectively increased DPAC balances (and decreased amortization expense) on its Life segment by $33.3 million; and (2) surrender rates, annuitization rates, portfolio yield rates and spreads, mortality experience on payout annuities, and utilization of the Company's withdrawal benefit rider which collectively increased DPAC balances (and decreased amortization expense) on its Annuity segment by $3.2 million.

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

As the DPAC balance is an asset on the Company's Consolidated Balance Sheets, GAAP provides for an earned interest return on the unamortized balance each period. The earned interest serves to increase the DPAC balance and reduce other amortization component expense. The rate at which the DPAC balance earns interest is the average credited interest rate on universal life and annuity policies in force, including credited interest on equity-indexed policies. The amount of earned interest on DPAC balances was $32.7 million, $17.2 million, and $12.0 million in 2021, 2020, and 2019, respectively, each decreasing other amortization component expense. The increasing interest amounts reflect larger realized returns on equity-index products, particularly life insurance products.

As part of the purchase accounting required with the acquisition of Ozark National effective January 31, 2019, the Company recorded an intangible asset of $145.8 million referred to as the value of business acquired ("VOBA"). VOBA represents the difference between the acquired assets and liabilities of Ozark National measured in accordance with the Company's accounting policies and the fair value of these same assets and liabilities. During the year ended December 31, 2020, the cash value of certain acquired reserves was increased which resulted in a commensurate $35.1 million increase in both the traditional life reserve liability and the related VOBA balance reported on the Consolidated Balance Sheets. The VOBA balance sheet amount is amortized following a methodology similar to that used for amortizing deferred policy acquisition costs. In the years ended December 31, 2021, 2020, and 2019 the Company's VOBA amortization was $8.5 million, and $10.2 million, and $7.7 million, respectively.

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

Contract interest reported in the financial statements also encompasses the performance of the index options associated with the Company's fixed-index products. As previously noted, the market value changes of these derivative features resulted in net realized and unrealized gains/(losses) in 2021, 2020, and 2019 of $120.7 million, $14.8 million, and $123.2 million, respectively. In 2021, this figure was comprised of unrealized losses totaling $(16.6) million offset by realized gains of $137.3 million. In 2020, this figure was comprised of unrealized losses totaling $(9.7) million offset by realized gains of $24.5 million. In 2019, the amount consisted of unrealized gains of $153.0 million offset by realized losses of $(29.8) million. These returns similarly increased/(decreased) the computed average credited rates for the periods shown above. Policyholders of equity-indexed products cannot receive an interest credit below 0% according to the policy contract terms.

Contract Interest Expense	December 31,
	2021	2020	2019

Gross reserve changes	$24,250	18,748	26,893
Ceded reserve changes under funds withheld	(26,429)	—	—
Unlocking adjustments, net	(14,547)	17,180	10,274
Asset management fees collected	(5,835)	(30,675)	(15,856)
Projected asset management fees	6,477	34,426	(33,600)
Other embedded derivative components	5,814	(5,188)	6,389

Totals	$(10,270)	34,491	(5,900)

Contract interest expense includes reserve changes for immediate annuities, two tier annuities, excess death benefit reserves, excess annuitizations, and amortization of deferred sales inducement balances. These gross reserve items are offset by policy charges assessed for policies having the withdrawal benefit rider (WBR). As changes in these items collectively impact contract interest expense, financial statement interest spread is also affected. Netted against reserve changes in the years ended December 31, 2021, 2020, and 2019 are WBR assessed policy charges of $28.2 million, $24.8 million, and $23.8 million, respectively.

Beginning in 2021, reserve changes associated with funds withheld annuity policies are ceded to the reinsurer and no longer reflected in the financial statements of the Company. Accordingly, contract interest expense is adjusted to remove these expense items which are shown in the above table for the year ended December 31, 2021. In addition to these amounts, the Company also cedes the fixed interest credited on the funds withheld annuity policies. For the year ended December 31, 2021, the fixed interest credited ceded was $29.8 million.

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

Accounting rules require the embedded derivative liability to include a projection of asset management fees estimated to be collected in the succeeding fiscal year due to the Company's historical practice of purchasing options priced to incorporate an expected probability of collecting asset management fees (referred to as "at the money hedging"). This projection for the embedded derivative liability is based upon the most recent performance of the reference equity index. Increases in projected asset management fees to be collected reduce contract interest expense while decreases in projected asset management fees to be collected increase contract interest expense. During the years ended December 31, 2021, 2020, and 2019, contract interest was increased/(decreased) by $6.5 million, $34.4 million, and $(33.6) million, respectively, for the projected change in asset management fees to be collected. During 2020, the Company changed its embedded derivative hedging process to incorporate "out-of-the-money" hedging which reduces option costs and eliminates the requirement for estimating probability projections of collected asset management fees. The remaining inventory of at the money option hedges purchase with a one year term completed its roll over to out-of-the-money hedges during the second quarter of 2021. Consequently, the embedded derivative liability component for projected asset management fees to be collected was phased out as of the end of the 2021 second quarter. Refer to Note (3) Derivative Investments in the accompanying Notes to Consolidated Financial Statements in this report for further information.

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

Another contract interest expense component is the amortization of deferred sales inducements (included in Gross reserve changes above). Similar to deferred policy acquisition costs, the Company defers sales inducements in the form of first year credited interest bonuses on annuity products that are directly related to the production of new business. These bonus interest charges are deferred and amortized using the same methodology and assumptions used to amortize other capitalized acquisition costs and the amortization is included in contract interest. In addition, deferred sales inducement balances ("DSI") are also reviewed periodically to ascertain whether actual experience has deviated significantly from that assumed (unlock) and are adjusted to reflect current policy lapse or termination rates, expense levels and credited rates on policies compared to anticipated experience (true-up). These adjustments, plus or minus, are included in contract interest expense. As part of the DPAC balance unlockings for the Annuity segment previously discussed for 2021, 2020, and 2019, the Company also unlocked its DSI balance. The effect of these prospective unlockings was to increase/(decrease) the DSI balance by $1.0 million, $(4.4) million, and $(0.6) million, respectively. These amounts are included in the previous table in the Unlocking adjustments line.

Other operating expenses - Other operating expenses consist of general administrative expenses, licenses and fees, commissions not subject to deferral, real estate expenses, brokerage expenses, compensation costs, and reinsurance ceded commission expense. These are summarized in the table that follows.

	Years Ended December 31,
	2021	2020	2019
	(In thousands)

General administrative expenses	$51,317	42,688	42,353
Compensation expenses	40,178	30,372	31,956
Commission expenses	10,810	11,159	10,502
Real estate expenses	5,947	5,598	5,236
Brokerage expenses (NIS)	6,123	5,085	4,372
Reinsurance ceded commission expense	12	—	—
Taxes, licenses and fees	12,225	9,682	10,139

Totals	$126,612	104,584	104,558

General administrative expenses include software amortization of previously capitalized information technology (IT) expenditures including National Western's proprietary policy administration systems. Software costs, including amortization expense, for 2021, 2020, and 2019 were $13.8 million, $12.6 million, and $12.7 million, respectively. Other IT expenditures include consulting costs for system implementations, assistance with analysis involving a security incident experienced by National Western, and contractor resources to fill IT staffing shortages. These amounts in the years ended December 31, 2021 and 2020 were $17.5 million and $10.4 million, respectively. General administrative expenses also include payments and provisions made relating to potential or contingent legal liabilities and legal fees. Expenses in this category were $6.0 million, $2.8 million, and $3.8 million in 2021, 2020, and 2019, respectively. The 2021 amount includes $4.4 million accrued for potential settlement of a class action lawsuit pertaining to the IT security incident experienced by National Western. General administrative expenses for the year ended December 31, 2019 include a $3.3 million broker fee paid in connection with the acquisition of Ozark National and NIS which closed early in 2019. GAAP precludes this fee from being part of the purchase price for acquiring these businesses. General administrative expenses in the years ended December 31, 2021, 2020, and 2019 include Ozark National expenses in the amount of $4.3 million, $4.4 million, and $4.2 million, respectively.

General administrative expenses include nursing home expenses that reflect the operations of the Company's two facilities which were sold during 2019. The Reno, Nevada nursing home was sold effective February 1, 2019, while the San Marcos, Texas nursing home sale closed effective May 1, 2019. Expenses shown for 2019 reflect operations up to the date of sale for each facility. The Company must maintain the legal entities for a specified time period subsequent to each sale and incur various record safekeeping and other administrative expenses in the interim.

Compensation expenses include share-based compensation costs related to outstanding vested and nonvested stock appreciation rights ("SARs"), restricted stock units ("RSUs"), and performance share units ("PSUs"). The related share-based compensation costs move in tandem not only with the number of awards outstanding but also with the movement in the market price of the Company's Class A common stock as a result of marking the SARs, RSUs, and PSUs to fair value under the liability method of accounting. Consequently, the related expense amount varies positive or negative in any given period. In the amounts shown above, share-based compensation expense totaled $5.8 million in 2021, $(2.2) million in 2020, and $2.4 million in 2019. The negative expense level in 2020 reflects a change in the Company's Class A common share price to $206.44 at December 31, 2020 from $290.88 at December 31, 2019. In addition to the changes in price of the Company's Class A common shares, there were 64,157, 40,990, and 20,380 SARs granted to officers in 2021, 2020, and 2019, respectively. Refer to Note (12) Stockholders' Equity in the accompanying Notes to Consolidated Financial Statements of this report for a discussion of performance share awards.

Commission expenses in 2021, 2020, and 2019 include Ozark National non-deferrable commissions of $3.0 million, $3.1 million, and $3.2 million, respectively.

Real estate expenses pertain to the commercial building operated by Braker P III. The building was acquired at year-end 2016 and National Western relocated to this facility during the fourth quarter of 2017. The trending increase in the level of operating expenses reflects the addition of new tenants and associated operating expenses. At December 31, 2021, the facility was fully occupied.

Taxes, licenses and fees include premium taxes and licensing fees paid to state insurance departments, guaranty fund assessments, the company portion of social security and Medicare taxes, real estate taxes, state income taxes, and other state and municipal taxes. Ozark National taxes, licenses and fees were $2.5 million in 2021, $2.3 million in 2020, and $2.2 million in 2019. The increase in taxes, licenses and fee expenses in 2021 is due to the State of Colorado, National Western's domiciliary state, enacting a premium tax on non-qualified annuities effective January 1, 2021. While the impact upon Colorado premiums taxes was not significant, the Colorado law increased the Company's retaliatory premium tax burden with other states by $3.5 million.
Segment Operations

Summary of Segment Earnings

A summary of segment earnings from continuing operations for the years ended December 31, 2021, 2020, and 2019 is provided below.  The segment earnings exclude realized gains and losses on investments, net of taxes.

	Domestic Life Insurance	International Life Insurance	Annuities	ONL & Affiliates	All Others	Totals
	(In thousands)

Segment earnings (loss):
2021	$2,548	51,420	81,868	14,550	18,485	168,871
2020	1,499	51,609	(9,308)	14,036	17,830	75,666
2019	2,163	34,818	53,582	16,617	19,506	126,686

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below.

	Years Ended December 31,
	2021	2020	2019
	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$51,294	53,834	45,709
Net investment income	90,006	54,516	77,672
Other revenues	105	58	313

Total premiums and other revenues	141,405	108,408	123,694

Benefits and expenses:
Life and other policy benefits	24,416	18,471	18,948
Amortization of deferred transaction costs	9,580	17,661	11,797
Universal life insurance contract interest	77,246	44,782	69,849
Other operating expenses	26,959	25,730	20,376

Total benefits and expenses	138,201	106,644	120,970

Segment earnings before Federal income taxes	3,204	1,764	2,724

Provision for Federal income taxes	656	265	561

Segment earnings	$2,548	1,499	2,163

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

	Years Ended December 31,
	2021	2020	2019
	(In thousands)

Universal life insurance revenues	$58,637	60,664	51,591
Traditional life insurance premiums	4,620	4,349	5,063
Reinsurance premiums	(11,963)	(11,179)	(10,945)

Totals	$51,294	53,834	45,709

National Western’s domestic life insurance in force, in terms of policy counts, has been declining for some time. The pace of new policies issued has lagged the number of policies terminated from death or surrender causing a declining level of policies in force from which contract revenue is received. Consequently, the number of domestic life insurance policies in force has declined from 47,900 at December 31, 2019 to 46,900 at December 31, 2020 and to 46,100 at December 31, 2021. Policy lapse rates in 2021 remained level with the 6.0% experienced in 2020. While policy counts have declined, the face amount of life insurance in force has increased from $3.4 billion at December 31, 2019 to $3.5 billion at December 31, 2020 and to $3.7 billion at December 31, 2021.

Universal life insurance revenues are also generated with the issuance of new business based upon amounts per application and percentages of the face amount (volume) of insurance issued. The number of domestic policies issued during 2021 increased 2% over that in 2020 and the volume of insurance issued increased 5% from that in 2020.

Universal life insurance revenues also include surrender charge income realized on terminating policies and, in the case of domestic universal life, amortization into income of the premium load on single premium policies which is deferred. Amounts deferred are amortized into revenues over future periods corresponding with the duration of the policies. The net premium load amortization associated with this activity was $4.3 million, $11.4 million, and $8.2 million in 2021, 2020, and 2019, respectively. The net amortization amount in 2020 includes $5.9 million from the Company's annual unlocking of actuarial assumptions.

Premiums collected on universal life products are not reflected as revenues in the Company's Consolidated Statements of Earnings in accordance with GAAP.  Actual domestic universal life premiums collected are detailed below.

	Years Ended December 31,
	2021	2020	2019
	(In thousands)

Universal life insurance:
First year and single premiums	$203,329	194,520	180,457
Renewal premiums	16,870	17,905	18,124

Totals	$220,199	212,425	198,581

Domestic life insurance sales for some time have consisted substantially of single premium policies which do not have much in the way of recurring premium payments. These products utilize wealth transfer strategies involving the movement of accumulated wealth in alternative investment vehicles, including annuities, into life insurance products. As a result, renewal premium levels have not been exhibiting a corresponding level of increase as that of first year and single premiums.

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

	Years Ended December 31,
	2021	2020	2019
	(In thousands)

Net investment income (excluding index option derivatives)	$51,733	47,380	44,399
Index option derivative gain	38,273	7,136	33,273

Net investment income	$90,006	54,516	77,672

Universal life insurance contract interest	$77,246	44,782	69,849

Life and policy benefits for a smaller block of business are subject to variation from period to period. Claim count activity during 2021 decreased 5% compared to 2020 while the average net claim amount increased to $37,700 from $30,600. In 2021, National Western's domestic life insurance segment incurred 129 COVID-19 claims with a net benefit amount (after reinsurance) of $4.5 million, roughly 9% of the total net claims for this segment. In 2020, National Western's domestic life insurance segment incurred 70 COVID-19 claims with a net benefit amount (after reinsurance) of $2.4 million, roughly 6% of the total net claims for this segment. The low face amount per domestic life claim relative to the current issued amounts of insurance per policy reflects the older block of domestic life insurance policies sold which were final expense type products (i.e. purchased to cover funeral costs). The overall mortality experience for this segment has been consistent with pricing assumptions.

Included in amortization of deferred transaction costs is DPAC amortization. As noted previously in the discussion of results from Consolidated Operations, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience with the adjustment reflected in current period amortization expense. To the extent required, unlocking adjustments may also be recorded to DPAC balances. The following table identifies the effects of unlocking adjustments on domestic life insurance DPAC balances recorded through amortization expense separate from recurring amortization expense components for 2021, 2020, and 2019.

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Amortization of DPAC
Unlocking adjustments	$495	7,391	(360)
Other amortization components	9,085	10,270	12,157

Totals	$9,580	17,661	11,797

In 2021, DPAC balances were unlocked for this segment for mortality, lapse rates, and portfolio yield (interest spread) increasing amortization expense by $0.5 million. In 2020, DPAC balances were unlocked for this segment for mortality, lapse rates, and investment spread also increasing amortization expense. In 2019, DPAC balances were unlocked for this segment for mortality rates, lapse rates, and portfolio yield rates (investment spread margin) which cumulatively had the effect of marginally increasing DPAC balances (and reducing amortization expense).

In the Consolidated Operations discussion of amortization of deferred acquisition costs it was noted that interest earned on DPAC balances serves to offset (decrease) amortization expense and that the interest rate used is the crediting rate experience during the period. The decrease in the core amortization expense in 2021 relative to 2020 reflects higher interest earned on universal life DPAC balances due to increased realized gains from index options.

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

Contract interest also includes certain policy reserve balance changes which are also subject to unlocking adjustments in conjunction with DPAC. As part of the unlockings discussed above, the Company increased its domestic life insurance excess benefit reserve balance by $0.5 million, $1.4 million, and $0.3 million in 2021, 2020, and 2019, respectively (increasing contract interest expense).

Operating expenses are allocated to lines of business based upon a functional cost analysis of the business activity giving rise to incurred expenses. With the Company's decision to cease accepting applications from international residents and the lower level of annuity sales, a higher proportion of operating expenses were allocated to the Domestic Life segment in 2021 and 2020 given the increase in activity in this segment and its greater share of the overall operational resources.

International Life Insurance Operations

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below.

	Years Ended December 31,
	2021	2020	2019
	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$79,085	88,167	99,417
Net investment income	52,227	27,273	47,004
Other revenues	95	67	86

Total premiums and other revenue	131,407	115,507	146,507

Benefits and expenses:
Life and other policy benefits	26,481	14,084	17,064
Amortization of deferred transaction costs	(11,118)	24,929	17,593
Universal life insurance contract interest	31,696	(2,087)	48,561
Other operating expenses	19,679	17,829	19,447

Total benefits and expenses	66,738	54,755	102,665

Segment earnings before Federal income taxes	64,669	60,752	43,842

Provision for Federal income taxes	13,249	9,143	9,024

Segment earnings	$51,420	51,609	34,818

As with Domestic Life operations, revenues from the International Life insurance segment include both premiums on traditional type products and contract revenues from universal life insurance.  A comparative detail of premiums and contract revenues is provided below.

	Years Ended December 31,
	2021	2020	2019
	(In thousands)

Universal life insurance revenues	$77,225	85,185	95,391
Traditional life insurance premiums	8,314	9,272	10,659
Reinsurance premiums	(6,454)	(6,290)	(6,633)

Totals	$79,085	88,167	99,417

Universal life revenues and operating earnings are largely generated from the amount of life insurance in force. Over the past three years, the volume of insurance in force for this segment has contracted from $13.7 billion at December 31, 2019 to $12.4 billion at December 31, 2020 and to $11.3 billion at December 31, 2021. The decline in volume of in force reflects the decision to begin progressively disengaging from certain countries and ultimately making the decision in 2018 to cease accepting international policy applications from residents from all remaining countries.

Another component of international universal life revenues include surrender charges assessed upon surrender of contracts by policyholders. In addition to termination rates trending lower, the resulting surrender charge fee revenue has been less due to policy contract provisions which provide for lower surrender charge fees to be assessed later in the contract term. The following table illustrates National Western's recent international life termination experience.

Volume In Force Terminations	Amount in $’s	Annualized Termination Rate
	(millions)

Year Ended December 31, 2021	$1,080.1	8.7%
Year Ended December 31, 2020	1,295.2	9.5%
Year Ended December 31, 2019	1,671.5	10.9%
Year Ended December 31, 2018	1,706.3	10.0%
Year Ended December 31, 2017	2,309.7	12.2%

As noted previously, premiums collected on universal life products are not reflected as revenues in the Company's Consolidated Statements of Earnings in accordance with GAAP.  Actual international universal life premiums collected are detailed below.

	Years Ended December 31,
	2021	2020	2019
	(In thousands)

Universal life insurance:
First year and single premiums	$—	—	989
Renewal premiums	50,518	55,383	67,066

Totals	$50,518	55,383	68,055

National Western’s most popular international products were its fixed-index universal life products in which the policyholder could elect to have the interest rate credited to their policy account values linked in part to the performance of an outside equity index. These products issued were not generally available in the local markets when sold. Included in the totals in the above table are collected premiums for fixed-index universal life products of approximately $28.9 million, $32.4 million, and $41.3 million for the years ended 2021, 2020, and 2019, respectively. The declining trend in renewal premiums during these periods corresponds with the decline in policies in force due to the elimination of new sales and the termination activity as discussed above.

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

	Years Ended December 31,
	2021	2020	2019
	(In thousands)

Net investment income (excluding index option derivatives)	$22,866	26,938	30,126
Index option derivative gain	29,361	335	16,878

Net investment income	$52,227	27,273	47,004

Universal life insurance contract interest	$31,696	(2,087)	48,561

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

Life and policy benefits primarily consist of death claims on policies. National Western’s clientele for international products are generally wealthy individuals with access to U.S. dollars and quality medical care. Consequently, the amounts of coverage purchased historically tended to be larger amounts. Life and policy benefit expense for the international life segment reflects the larger policies historically purchased, however mortality due to natural causes is comparable to that in the United States. The Company's maximum risk exposure per insured life is capped at $500,000 through reinsurance. The average international life net claim amount (after reinsurance) in 2021 increased to $202,900 from $158,200 while the number of claims incurred increased 43% from the amount incurred in 2020. Included in International Life death claims for 2021 were 72 with a cause of death identified as COVID-19 which aggregated to $19.0 million in net claims. Included in International Life death claims for 2020 were 18 with a cause of death identified as COVID-19 which aggregated to $2.7 million in net claims. The increased number of reported COVID-19 death claims accounts for substantially most of the increase in claim activity.

Included in amortization of deferred transaction costs is DPAC amortization. The Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels, and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking adjustments on international life insurance DPAC balances recorded through amortization expense separate from recurring amortization expense components for 2021, 2020, and 2019.

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Amortization of DPAC
Unlocking adjustments	$(33,800)	(20)	(10,860)
Other amortization components	22,682	24,949	28,453

Totals	$(11,118)	24,929	17,593

In 2021, the Company unlocked DPAC balances associated with its International Life segment for lapse rates, mortality, investment portfolio yields and cost of insurance ("COI") charge increases. The effect of the prospective unlocking, particularly for the COI charge increases, was to increase DPAC balances (and decrease amortization expense) by $33.8 million.

In 2020, the Company unlocked DPAC balances for lapse rates, mortality, and investment spread. While this unlocking had a relatively small impact on the International Life segment DPAC balance, a substantially larger effect was recorded in benefit reserves the change of which is reflected in contract interest expense as discussed below.

In 2019, DPAC balances were unlocked for mortality rates, lapse rates, maintenance expenses, and investment spread which increased DPAC balances and reduced amortization expense. Favorable mortality experience on the block of business was the primary cause behind the DPAC balance increase and the amortization expense decrease.

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

As part of the mortality unlocking analysis done in 2021, the Company decreased its excess death benefit reserves by $14.1 million for favorable experience. The reduction in reserve is reported as an offset to contract interest expense. In 2020, the Company's excess benefit reserve was also unlocked resulting in a decrease in the amount of $22.8 million which served to decrease contract interest expense by a like amount. In 2019, the excess death benefit was unlocked producing a $7.9 million increase in the reserve and a similar increase in contract interest expense.

As noted in the Domestic Life segment discussion, operating expenses are allocated to lines of business based upon a functional cost analysis of the activity by business area giving rise to incurred expenses. A greater proportion of the Company's overall operating expenses have been allocated toward the Domestic Life and Annuity segments and away from the International Life segment due to the decreased activity in this segment relative to the former two segments.

Annuity Operations

A comparative analysis of results of operations for the Company's annuity segment is detailed below.

	Years Ended December 31,
	2021	2020	2019
	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$16,809	17,025	20,317
Net investment income	368,234	290,576	380,357
Other revenues	5,374	43	(34)

Total premiums and other revenues	390,417	307,644	400,640

Benefits and expenses:
Life and other policy benefits	67,515	31,043	41,487
Amortization of deferred transaction costs	61,881	87,133	79,064
Annuity contract interest	104,242	163,555	176,920
Other operating expenses	53,817	36,870	35,699

Total benefits and expenses	287,455	318,601	333,170

Segment earnings (loss) before Federal income taxes	102,962	(10,957)	67,470

Provision (benefit) for Federal income taxes	21,094	(1,649)	13,888

Segment earnings (loss)	$81,868	(9,308)	53,582

Premiums and contract charges primarily consist of surrender charge income recognized on terminated policies. The amount of the surrender charge income recognized is determined by the volume of surrendered contracts as well as the duration of each contract at the time of surrender given the pattern of declining surrender charge rates over time that is common to most annuity contracts. The Company's lapse rate for annuity contracts during 2021 was 8.6%, an increase from a rate of 8.1% in 2020 and the 7.4% rate experienced in 2019. The 2021 and 2020 lapse rates are elevated as an outcome of the COVID-19 pandemic crisis with consumers fortifying their liquidity positions. This has manifested by consumers accessing funds available from their policies through greater withdrawal and surrender activity. In addition, annuity contracts with fixed interest rates are more prone to terminate as contracts approach the end of their surrender charge period and in periods of rising interest rates.

Deposits collected on annuity contracts are not reflected as revenues in the Company's Consolidated Statements of Earnings in accordance with GAAP.  Actual annuity deposits collected are detailed below.

	Years Ended December 31,
	2021	2020	2019
	(In thousands)

Fixed-index annuities	$425,734	330,899	241,253
Other deferred annuities	3,727	7,355	14,747
Immediate annuities	32,488	20,627	8,648

Totals	$461,949	358,881	264,648

Fixed-index products are more attractive for consumers when interest rate levels remain low and equity markets produce positive returns. Since National Western does not offer variable products or mutual funds, fixed-index products provide an important alternative to the Company's existing fixed interest rate annuity products. Fixed-index annuity deposits as a percentage of total annuity deposits were 92%, 92%, and 91% for the years ended December 31, 2021, 2020, and 2019, respectively. The percentage of fixed-index products to total annuity sales reflects the low interest rate environment and the overall positive performance in the equities market.

Some of the Company's deferred products, including fixed-index annuity products, contain a first year interest bonus, in addition to the base first year interest rate, which is credited to the account balance when premiums are applied. These sales inducements are deferred in conjunction with other capitalized policy acquisition costs. The amounts currently deferred to be amortized over future periods amounted to approximately $18.1 million, $10.3 million, and $3.2 million for the years ended December 31, 2021, 2020, and 2019, respectively. Amortization of deferred sales inducements is included as a component of annuity contract interest as described later in this discussion of Annuity Operations.

A detail of net investment income for annuity operations is provided below.

	Years Ended December 31,
	2021	2020	2019
	(In thousands)

Net investment income (excluding derivatives and trading securities)	$219,094	283,293	307,301
Index option derivative gain	53,084	7,283	73,056
Embedded derivative liability decrease	84,725	—	—
Trading securities market adjustment	11,331	—	—

Net investment income	$368,234	290,576	380,357
As noted in the Consolidated Operations discussion, the Company ceded net investment income of $55.1 million to the reinsurer under the funds withheld reinsurance agreement. This amount consisted entirely of net investment income from investments supporting the fixed and payout annuities ceded under the agreement.

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

The funds withheld reinsurance agreement executed December 31, 2020 introduced embedded derivative accounting with respect to the annuity policyholder obligations reinsured. During the year ended December 31, 2021, the embedded derivative liability decreased $84.7 million which was recorded as a component of investment income. Debt securities supporting the funds withheld policyholder obligations classified as trading securities incurred an $11.3 million market value increase in the year ended December 31, 2021 which was also recorded as a component of net investment income. The total of these two amounts, the embedded liability decrease and the change in market value of trading securities, or $96.0 million, increased net investment income for the Annuity segment.

Other revenues in the year ended December 31, 2021, includes $5.4 million of maintenance expense allowance revenue. Under the terms of the funds withheld reinsurance contract, National Western earns from the reinsurer a monthly expense allowance equal to the average policy count of the funds withheld reinsured block of business multiplied by a stated amount per policy.

Life and other policy benefits for the Annuity segment include the effects of the annual prospective unlocking exercise performed by the Company. In 2021, the Company unlocked updating assumptions for the ultimate election rates associated with guaranteed minimum withdrawal benefit (GMWB) riders on its annuity contracts, GMWB utilization rates in certain durations, and portfolio yield rates supporting this business. The effect of the prospective unlocking was to increase the GMWB reserve by $27.4 million which increased Life and other policy benefits.

Life and other policy benefits for the Annuity segment in 2020 also included the effects of the annual prospective unlocking exercise performed by the Company. The Company unlocked updating assumptions for the ultimate election rates associated with guaranteed minimum withdrawal benefit (GMWB) riders on its annuity contracts. The effect of the prospective unlocking was to reduce the GMWB reserve by $8.5 million which reduced Life and other policy benefits. The Company also unlocked for the mortality assumption associated with it payout annuity business. The effect of the prospective unlocking was to accelerate the deferred profit liability for this business by $3.3 million which also reduced Life and other policy benefits. Combined, the two unlockings decreased Life and other policy benefits by $11.8 million in 2020.

As part of the unlockings performed in 2019, the Company also unlocked its policy benefits reserves associated with the assumptions regarding policyholder utilization of the GMWB rider. The assumptions were updated for actual utilization experience versus that which was previously assumed. The effect of this prospective unlocking was to increase policy reserves by $0.7 million (and increase Life and other policy benefits expense) in 2019.

Included in amortization of deferred transaction costs is DPAC amortization. Consistent with the domestic and international life segments, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking adjustments on annuity DPAC balances recorded through amortization expense separate from recurring amortization expense components for 2021, 2020, and 2019.

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Amortization of deferred transaction costs
Unlocking adjustments	$(3,205)	14,987	2,577
DPAC amortization expense	51,932	72,146	76,487
Cost of reinsurance amortization expense	13,154	—	—

Totals	$61,881	87,133	79,064

In 2021, the Company unlocked Annuity segment DPAC balances for assumptions pertaining to lapse rates, annuitization rates, portfolio investment yield rates supporting the block of business, and expenses. The effect of the prospective unlocking was to increase DPAC balances by $3.2 million (and decrease amortization expense).

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

Amortization of DPAC balances is proportional to estimated expected gross profits ("EGPs") for a line of business. The EGPs of the block of annuity policies have been steadily decreasing with the declining amount of policies in force, as well as DPAC unlocking in recent years for unfavorable experience. In addition, experience which deviates from the EGPs assumed, such as the amounts of asset fees collected, can similarly increase or decrease the amortization of DPAC. In the year ended December 31, 2021, DPAC amortization expense was reduced by $6.2 million for DPAC ceded to a reinsurer under the funds withheld reinsurance agreement entered into at December 31, 2020.

Amortization of deferred transaction costs includes amortization of the cost of reinsurance recorded at year-end 2020 associated with the funds withheld reinsurance agreement. At December 31, 2020, the Company recorded as an asset on the Consolidated Balance Sheet a deferred Cost of Reinsurance ("COR") amount of $102.8 million associated with the funds withheld reinsurance transaction. This represents the amount of assets transferred at the closing date of the funds withheld agreement (debt securities, policy loans, and cash) in excess of the GAAP liability ceded plus a $48 million ceding commission paid to the reinsurer. The COR balance is amortized commensurate with the runoff of the ceded block of funds withheld business. In the year ended December 31, 2021, COR amortization expense of $13.2 million is included in Amortization of deferred transaction costs.

Annuity contract interest includes the equity component return associated with the call options purchased to hedge National Western's fixed-index annuities. The detail of fixed-index annuity contract interest as compared to contract interest for all other annuities is as follows:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)

Fixed-indexed annuities	$108,878	65,785	100,292
All other annuities	(281)	85,307	59,434

Gross contract interest	108,597	151,092	159,726
Bonus interest deferred and capitalized	(18,117)	(10,344)	(3,160)
Bonus interest amortization	13,762	22,807	20,354

Total contract interest	$104,242	163,555	176,920

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

In the year ended December 31, 2020, in addition to the effects of the unlocking adjustments on Life and other policy benefits and amortization of DPAC expenses, the unlocking assumption changes impacted certain annuity benefit reserves. The Company unlocked the mortality assumption with regards to payout annuities (contracts paying systematic benefits), with the effect of the prospective unlocking increasing annuity benefit reserves by $22.8 million which increased contract interest expense by a like amount. For other deferred fixed rate annuities, 2020 unlocking assumption changes pertaining to lapse rates, annuitization rates and portfolio yields supporting the block of business increased annuitization and excess death benefit reserves by $11.3 million which similarly increased contract interest expense.

Collection of asset management fees on positive returns of expiring options is subtracted from contract interest credited to policyholders. This offset serves to lessen the increase in contract interest expense relative to the option gains reported in the Company's net investment income. Asset management fees collected during 2021, 2020, and 2019 were $5.8 million, $30.7 million, and $15.9 million, respectively. As previously noted, the Company changed its option hedging methodology during 2020 to an "out-of-the-money" approach. During 2021, all outstanding options had been converted to this methodology which no longer hedges for the collection of asset management fees. Consequently, asset management fees collected during 2021 exhibited a decline.

As previously noted, accounting rules require the embedded derivative liability to include a projection of asset management fees estimated to be collected in the succeeding fiscal year due to the Company's historical practice of purchasing options priced to incorporate an expected probability of collecting asset management fees (referred to as "at the money hedging"). This projection for the embedded derivative liability is based upon the recent performance of the reference equity index. Increases in projected asset management fees to be collected reduce contract interest expense while decreases in projected asset management fees to be collected increase contract interest. During the years ended December 31, 2021, 2020, and 2019, contract interest was increased/(decreased) by $6.5 million, $34.4 million, and $(33.6) million, respectively, for this occurrence. As noted above, the Company changed its option hedging methodology during 2020 to an "out-of-the-money" approach. By the end of the second quarter of 2021, all outstanding options had been converted to this methodology which no longer hedges for the collection of asset management fees. As a result, projections of collected asset management fees were no longer applicable in the second half of 2021 (as the inventory of annual at the money hedges rolled over to only out-of-the-money hedges).
Annuity contract interest includes true-up adjustments for the deferred sales inducement balance which are done each period similar to that done with respect to DPAC balances with the adjustment reflected in current period contract interest expense. To the extent required, the Company may also record unlocking adjustments to deferred sales inducement balances in conjunction with DPAC balance unlockings. In conjunction with the previously discussed unlocking adjustments, the Company unlocked its deferred sales inducement balance during the years ended December 31, 2021, 2020, and 2019 the effect of which was to increase/(decrease) bonus interest amortization by $(1.0) million, $4.4 million, and $0.6 million, respectively.

As noted in the Domestic Life insurance and International Life insurance segments, the Company's overall operating expenses are allocated based upon functional business activity and volumes.

ONL & Affiliates

Effective January 31, 2019, Ozark National and NIS were acquired and their results included in the Consolidated Financial Statements of the Company. Ozark National and NIS have been combined into a separate segment "ONL & Affiliates" given their inter-related marketing and sales approach which consists of a coordinated sale of a non-participating whole life insurance product (Ozark National) and a mutual fund investment product (NIS). An analysis of results of operations for the Company's acquired businesses segment is detailed below. The 2019 results include activity subsequent to the acquisition date.

	2021	2020	2019

	(In thousands)

Premiums and contract revenues:
Premiums and contract charges	$77,109	78,921	74,526
Net investment income	26,989	26,383	22,593
Other revenues	12,654	10,118	8,445

Total revenues	116,752	115,422	105,564

Benefits and expenses:
Life and other policy benefits	69,165	67,739	59,843
Amortization of deferred transaction costs	9,118	10,780	8,348
Other operating expenses	20,244	18,454	17,056

Total benefits and expenses	98,527	96,973	85,247

Segment earnings before Federal income taxes	18,225	18,449	20,317
Provision for Federal income taxes	3,675	4,413	3,700

Segment earnings	$14,550	14,036	16,617

Revenues from acquired businesses principally include life insurance premiums on traditional type products. Unlike universal life, revenues from traditional products are simply life premiums recognized as income over the premium-paying period of the related policies. The detail of premiums is provided below.

	2021	2020	2019
	(In thousands)

Traditional life insurance premiums	$79,450	81,222	76,576
Other insurance premiums and considerations	423	434	419
Reinsurance premiums	(2,764)	(2,735)	(2,469)

Totals	$77,109	78,921	74,526

Ozark National's traditional life block of business at December 31, 2021 included 175,610 policies in force representing $5.9 billion of life insurance coverage. The repetitive pay nature of Ozark National's business promotes a higher level of persistency with an annualized lapse rate of 4.0% for the year ended December 31, 2021 as compared to 4.1% in 2020.  Traditional life premiums by first year and renewal are detailed below.

	2021	2020	2019
	(In thousands)

Traditional life insurance premiums:
First year premiums	$3,419	3,943	5,332
Renewal premiums	76,031	77,279	71,244

Totals	$79,450	81,222	76,576

Other revenues consists primarily of brokerage revenue of NIS. Brokerage revenues of $12.5 million for 2021, $9.9 million for 2020, and $8.2 million for 2019 had associated brokerage expenses of $6.1 million, $5.1 million, and $4.4 million, respectively, which are included in Other operating expenses. The 2019 figures are for the eleven months subsequent to its acquisition by the Company.

The average face value of Ozark National's policies in force at December 31, 2021 was approximately $33,600. Consequently, life and policy benefits for smaller face amounts are subject to variation from quarter to quarter. Incurred death claims in 2021 were $39.6 million representing an average net claim of $15,400. Incurred death claims in 2020 were $37.0 million representing an average net claim of $14,800. For the eleven months of operations in 2019 incurred death claims were $29.3 million representing an average net claim of $15,300. Included in 2021 death claims were 458 reported claims with a cause of death identified as COVID-19 which aggregated to $8.2 million in net claims. Included in 2020 death claims were 191 claims with a reported cause of death identified as COVID-19 which aggregated to $2.8 million in net claims. Ozark National's maximum retention on any single insured life is $200,000 with limited exceptions related to the conversion of child protection and guaranteed insurability riders. The balance of life and policy benefits during 2021, 2020, and 2019 consists of increases in insurance reserves and payments of other policy benefits.

Amortization of deferred transaction costs for this segment includes amortizatioin of DPAC and the value of business acquired. As part of the purchase accounting required with the acquisition of Ozark National effective January 31, 2019, the Company recorded an intangible asset of $145.8 million referred to as the value of business acquired ("VOBA"). VOBA represents the difference between the acquired assets and liabilities of Ozark National measured in accordance with the Company's accounting policies and the fair value of these same assets and liabilities. The VOBA balance sheet amount is amortized following a methodology similar to that used for amortizing deferred policy acquisition costs. During the year ended December 31, 2020, the cash value of certain acquired reserves was increased which resulted in a commensurate increase in both the traditional life reserve liability and the related VOBA balance reported on the Consolidated Balance Sheets.

Subsequent to its acquisition effective January 31, 2019, Ozark National began deferring policy acquisition costs and amortizing these deferrals similar to the methodology employed by National Western. The following table identifies the amortization expense of Ozark National's DPAC and VOBA for the years shown.

Amortization of deferred transaction costs	2021	2020	2019
	(In thousands)

Unlocking	$—	—	—
VOBA amortization expense	8,468	10,228	7,697
DPAC amortization expense	650	552	651

Totals	$9,118	10,780	8,348

Other Operations

The Company's primary business encompasses its domestic and international life insurance operations, its annuity operations, and ONL & Affiliates. However, the Company also has real estate and other investment operations through its wholly owned subsidiaries, and owned nursing home operations through the early part of 2019.

As discussed in the Consolidated Operations section, the Company closed on the sales of its two nursing home facilities during 2019. Operating results for each entity are included to the date of their respective sales. Nursing home operations generated $(0.2) million, $(0.7) million, and $0.8 million of pre-tax earnings in 2021, 2020, and 2019, respectively. The results for 2019 include net gains of $1.4 million from the sale of Reno personal property and equipment.

Pre-tax operating amounts include the results of BP III, the entity owning and operating the Company's home office facility in Austin, Texas. BP III incurred pre-tax losses of $(0.8) million, $(0.9) million, and $(1.4) million in 2021, 2020, and 2019, respectively. National Western maintains its home office in the facility leasing approximately 40% of the space available. Lease and operating expense payments made by National Western to BP III have been eliminated in consolidation.

The remaining pre-tax earnings in Other Operations of $24.2 million, $22.6 million, and $25.2 million for the years ended December 31, 2021, 2020, and 2019, respectively, includes investment income from real estate, municipal bonds, and common and preferred equities held in subsidiary company portfolios principally for tax-advantage purposes. Included in these amounts are semi-annual distributions from a life interest in the Libbie Shearn Moody Trust which is held in NWLSM, Inc. Pretax distributions from this trust were $5.7 million, $5.3 million, and $6.7 million in 2021, 2020, and 2019, respectively. In addition, the Company holds a modest portfolio of equity securities, primarily in NWL Financial, Inc., whose fair value changes are recorded in net investment income. For the years ended December 31, 2021, 2020, and 2019, the market value changes for these securities were $6.0 million, $(1.0) million, and $3.5 million, respectively.

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

The Company's overall investment philosophy is reflected in the allocation of its investments, which is detailed below as of December 31, 2021 and 2020.  The Company has historically emphasized investment grade debt securities.

	December 31, 2021		December 31, 2020
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Debt securities available-for-sale	$9,068,946	82.7	$10,770,923	94.2
Debt securities trading	1,077,438	9.8	—	—
Mortgage loans	487,304	4.4	332,521	2.9
Policy loans	71,286	0.6	74,083	0.6
Derivatives, index options	101,622	0.9	132,821	1.2
Real estate	28,606	0.3	33,783	0.3
Equity securities	28,217	0.3	17,744	0.2
Other	109,064	1.0	70,330	0.6

Totals	$10,972,483	100.0	$11,432,205	100.0

Invested assets at December 31, 2021 include Ozark National amounts as follows: Debt securities of $823.0 million; Policy loans of $23.3 million; and Real estate of $0.0 million. These amounts as of December 31, 2020 consisted of: Debt securities of $811.6 million; Policy loans of $25.5 million; and Real estate of $4.6 million.

The Company’s investment portfolio decreased 4% to $11.0 billion at December 31, 2021 compared to $11.4 billion at December 31, 2020 primarily reflecting a reduction in unrealized gains for investments recorded at their fair market values and higher balances maintained in cash and cash equivalents at December 31, 2021.

Effective December 31, 2020, National Western entered into a Funds Withheld Coinsurance Agreement ("Agreement") with Prosperity Life Assurance Limited ("Prosperity") under which it ceded a 100% quota share of contractual statutory annuity reserve liabilities approximating $1.7 billion. Under terms of the Agreement, National Western, on behalf of Prosperity, transferred debt securities to a funds withheld account on its Consolidated Balance Sheet. These securities had previously been classified as held-to-maturity with an amortized cost value of $964.8 million and as available-for-sale at a fair market value of $712.5 million. Prosperity, as investment manager of the funds withheld account, indicated their intention to actively trade these securities in an effort to secure higher yields. Since Prosperity's intent was to not hold the funds withheld debt securities to maturity, the Company was required to reclassify the transferred holdings in the held-to-maturity category to the available-for-sale portfolio category for financial statement purposes. An unrealized gain of $67.1 million was recorded as a result of this transfer and resulted in all funds withheld debt securities recorded at fair market value as of December 31, 2020.

During 2021, the reinsurer actively engaged in selling debt securities in the funds withheld account and purchasing other debt securities. The debt securities acquired by the reinsurer remain as invested assets on the Company's financial statements and have been classified as trading debt securities. The designation as trading debt securities allows the market value fluctuation of these securities to be recorded directly in the Consolidated Statements of Earnings. This results in offsetting the embedded derivative liability change due to market value fluctuations which is also recorded directly in the Consolidated Statements of Earnings.

The Company historically designated approximately 70% of its debt securities in the held-to-maturity portfolio category, which is reported at amortized cost, with the remainder designated in the available-for-sale portfolio, which is reported at fair market value. As an outcome of the accounting for the securities involved in the Agreement with Prosperity, the Company's remaining held-to-maturity securities not included in the Agreement were also precluded from retaining the held-to-maturity classification. Accordingly, at December 31, 2020 the Company reclassified debt securities with a $5.7 billion amortized cost to the available-for-sale category and recognized an unrealized gain of $523.8 million in reporting the securities at their fair market values. Consequently, the increase in the investment portfolio during 2020 was primarily due to reporting balances at fair market value.

Derivatives are call options purchased to hedge the interest crediting mechanism associated with the Company's fixed-index universal life and annuity policies. These options are reported on the Consolidated Balance Sheets at fair value in accordance with GAAP. The unrealized gain position of options held at December 31, 2021 was $54.4 million which was $16.6 million lower than the unrealized gain position at December 31, 2020 of $71.0 million. The decrease is due to the Company moving to an "out-of-the-money" option approach during 2020 which reduces the cost of options by not hedging for potential collection of asset management fees on the associated equity-indexed annuity contracts. The purchase cost of options outstanding at December 31, 2021 was $47.2 million and at December 31, 2020 was $61.8 million.

The Other investment category primarily consists of investments in alternative investment opportunities which have the potential for higher yields than that available with other investment securities. The typical structure involves a fund under the management of an investment management firm with direct lending expertise in a particular market niche which seeks to construct portfolios comprised of senior secured debt. The Company participates through capital funding commitments approved by its Board of Directors based upon the recommendation of the Company's senior investment management team. The funds have targeted dollar sizes and targeted internal rates of return. The Company strategically targeted increasing the portion of its investment portfolio allocated to mortgage loans and alternative investments in the past two years.

Debt Securities

The Company maintains a diversified debt securities portfolio which consists mostly of corporate, mortgage-backed, and public utility fixed income securities. Investments in mortgage-backed securities primarily include U.S. government agency pass-through securities and collateralized mortgage obligations ("CMO"). The Company's investment guidelines prescribe limitations by type of security as a percent of the total investment portfolio and all holdings were within these threshold limits.  As of December 31, the Company's debt securities portfolio classified as available-for-sale consisted of the following for 2021 and 2020:

	December 31, 2021		December 31, 2020
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Corporate	$6,700,953	73.8	$8,098,973	75.2
Residential mortgage-backed	549,623	6.1	953,788	8.9
Public utilities	784,969	8.7	909,910	8.4
State and political subdivisions	505,960	5.6	566,089	5.3
U.S. agencies	44,543	0.5	75,441	0.7
Asset-backed securities	390,260	4.3	120,524	1.1
Commercial mortgage-backed	27,757	0.3	31,471	0.3
Foreign governments	62,391	0.7	11,449	0.1
U.S. Treasury	2,490	—	3,278	—

Totals	$9,068,946	100.0	$10,770,923	100.0

A substantial portion of the Company’s investable cash flows are directed toward the purchase of long-term debt securities. The Company’s investment policy calls for investing in debt securities that are investment grade, meet quality and yield objectives, and provide adequate liquidity for obligations to policyholders.  Particular attention is paid to avoiding concentration in any one industry classification or in large singular credit exposures. Debt securities with intermediate maturities are targeted by the Company as they more closely match the intermediate nature of the Company’s policy liabilities and provide an appropriate strategy for managing cash flows. In the past several years, the Company has purchased a higher level of longer maturity debt securities to match the increased duration of its growing life insurance policy liabilities. The Company holds minimal levels of U.S. Treasury securities due to their low yields and deposits most of these holdings with various state insurance departments in order to meet security deposit on hand requirements in these jurisdictions. At December 31, 2021, the Company has no investments in debt securities in businesses based in Russia or Ukraine and has minimal, if any, holdings in debt securities with exposure to these areas.

Long-term debt securities purchased to fund National Western insurance company operations are summarized below.

	Years Ended December 31,
	2021	2020
	(Dollars in thousands)

Cost of acquisitions	$1,104,009	$727,947
Average S&P quality	A-	BBB+
Effective annual yield	3.02%	3.33%
Spread to treasuries	1.31%	2.10%
Effective duration	10.5 years	12.2 years

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

In addition to diversification, an important aspect of the Company's investment approach is managing the credit quality of its investment in debt securities.  Thorough credit analysis is performed on potential corporate investments including examination of a company's credit and industry outlook, financial ratios and trends, and event risks.  This emphasis is reflected in the high average credit rating of the Company's debt securities portfolio with 98.3%, as of December 31, 2021, held in investment grade securities.  In the table below, investments in debt securities available-for-sale are classified according to credit ratings by nationally recognized statistical rating organizations.

	December 31, 2021		December 31, 2020
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

AAA	$126,954	1.4	$116,147	1.1
AA	2,474,572	27.3	1,818,879	16.9
A	1,861,686	20.5	3,188,008	29.6
BBB	4,452,694	49.1	5,344,412	49.6
BB and other below investment grade	153,040	1.7	303,477	2.8

Totals	$9,068,946	100.0	$10,770,923	100.0

Historically, the Company's investment guidelines have not permitted the purchase of below investment grade securities. Recently, these guidelines were amended to allow for purchases of below investment grade securities that are part of an alternative investment ("Schedule BA assets"). The Company continues its longstanding practice of not purchasing any other below investment grade securities. Investments held in available-for-sale debt securities may become below investment grade as the result of subsequent downgrades of the securities.  These below investment grade holdings, including structured notes associated with the Schedule BA assets category, are further summarized below.

	Available-for-Sale Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	% of Invested Assets
	(In thousands except percentages)

December 31, 2021	$150,447	153,040	153,040	1.4%

December 31, 2020	$300,417	303,477	303,477	2.7%

The Company's percentage of below investment grade securities compared to total invested assets at December 31, 2021 decreased compared to year-end 2020 primarily due to the disposal of below investment grade securities during 2021. The Company's holdings of below investment grade securities are relatively small and as a percentage of total invested assets remain low compared to industry averages.

Holdings in below investment grade securities by category as of December 31, 2021 are summarized below, including their comparable fair value as of December 31, 2020 for those debt securities rated below investment grade at December 31, 2021. The Company continually monitors developments in these industries for issues that may affect security valuation.

	Available-for-Sale Below Investment Grade Debt Securities
Industry Category	Amortized Cost 2021	Carrying Value 2021	Fair Value 2021	Fair Value 2020
	(In thousands)

Asset-backed securities	1,139	1,154	1,154	1,156
Oil & gas	93,581	95,772	95,772	91,982
Manufacturing	37,823	38,032	38,032	39,510
Other	17,904	18,082	18,082	6,352

Total before allowance for credit losses	150,447	153,040	153,040	139,000

Allowance for credit losses	—	—	—	—

Totals	$150,447	153,040	153,040	139,000

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

During 2019, the Company recorded a $7.8 million other-than-temporary impairment on a single debt security issuer. Under the GAAP guidance at that time pertaining to the recognition and accounting for other-than-temporary impairments and their classification as either a credit loss or non-credit loss, the Company recognized a cumulative total of $7.8 million of other-than-temporary impairments of which $7.8 million was deemed credit related and recognized as realized investment losses in earnings, and $0.0 million, net of amortization, which was deemed non-credit related and recognized in other comprehensive income.

As disclosed in Note (1) Summary of Significant Accounting Policies in the accompanying Notes to Consolidated Financial Statements in this report, the Company adopted new accounting guidance effective January 1, 2020 for credit loss recognition of certain financial assets, including debt securities classified in the "held-to-maturity" category. The Company employed a cohort cumulative loss rate method in estimating current expected credit losses with respect to its held-to-maturity debt securities as of January 1, 2020 and derived an initial allowance of $3.3 million. This method applied publicly available industry wide statistics of default incidence by defined segmentations of debt security investments combined with future assumptions regarding economic conditions (i.e. GDP forecasts) both in the near term and the long term. As noted previously, at December 31, 2020, the Company was required to reclassify all of its held-to-maturity debt securities to the available-for-sale category eliminating the allowance previously recorded. The following table presents the allowance for credit losses activity for the period shown.

	December 31,
	2021	2020

Debt Securities Allowance for Credit Losses:
Balance, beginning of the period	$—	$—
Impact of adopting new accounting guidance	—	3,334
(Releases)/provision during the period	—	(3,334)

Balance, end of period	$—	$—

The Company is required to classify its investments in debt securities into one of three categories: (a) trading securities; (b) securities available-for-sale; or (c) securities held-to-maturity. The Company's investment philosophy calls for purchases of securities with the intent to hold to maturity. Historically, a determination was made on categorization based on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. As shown in the table below, at December 31, 2021, 89.4% of the Company's total debt securities were classified as securities available-for-sale, including the debt securities in the funds withheld account. These holdings in available-for-sale provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.

	December 31, 2021
	Fair Value	Amortized Cost	Allowance For Credit Loss	Net Unrealized Gains
	(In thousands)

Debt securities available-for-sale	$9,068,946	8,604,250	—	464,696
Debt securities trading	1,077,438	1,066,108	—	11,330

Totals	$10,146,384	9,670,358	—	476,026

Under the terms of the funds withheld reinsurance agreement, effective December 31, 2020, the Company, on behalf of the reinsurer, transferred debt securities approximating $1.7 billion to a funds withheld account. Due to the nature of the reinsurance transaction, these debt securities remained as invested assets on the Company's financial statements and were included in the available-for-sale category. In accordance with the terms of the agreement, the reinsurer, or their appointed sub-advisor, was granted investment management authority with respect to these securities following agreed upon investment guidelines defined in the reinsurance agreement. During 2021, the reinsurer actively engaged in selling debt securities in the funds withheld account and purchased other debt securities. The debt securities acquired by the reinsurer remain as invested assets on the Company's financial statements and have been classified as trading debt securities. The designation as trading debt securities allows the market value fluctuation of these securities to be recorded directly in the Consolidated Statements of Earnings. This results in offsetting the embedded derivative liability change due to market value fluctuations which is also recorded directly in the Consolidated Statements of Earnings.

The Company's trading debt securities portfolio consisted of the following classes of securities:

	December 31, 2021		December 31, 2020
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Corporate	$423,778	39.4	$—	—
Residential mortgage-backed securities	44,772	4.2	—	—
Public utilities	36,973	3.4	—	—
State and political subdivisions	17,487	1.6	—	—
Asset-backed securities	313,855	29.1	—	—
Commercial mortgage-backed	240,573	22.3	—	—

Totals	$1,077,438	100.0	$—	—

In the table below, investments in trading debt securities are classified according to credit ratings by nationally recognized statistical rating organizations.

	December 31, 2021		December 31, 2020
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

AAA	$6,473	0.6	$—	—
AA	251,507	23.3	—	—
A	207,637	19.3	—	—
BBB	573,139	53.2	—	—
BB and other below investment grade	38,682	3.6	—	—

Totals	$1,077,438	100.0	$—	—

The investments in the trading debt securities below investment grade are summarized below.

	Below Investment Grade Trading Debt Securities
	Amortized Cost	Carrying Value	Fair Value	% of Invested Assets

	(In thousands, except percentages)

December 31, 2021	$39,470	38,682	38,682	0.4%

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

The Company targets a minimum specified yield on mortgage loan investments determined by reference to currently available debt security instrument yields, plus a desired amount of incremental basis points. A low interest rate environment, along with a competitive marketplace, more recently resulted in fewer loan opportunities being available that met the Company's required rate of return. During 2020, mortgage loan originations were further impeded by the COVID-19 pandemic and its effects upon the commercial real estate market. As stabilization returned to the commercial real estate market, the Company directed resources and effort towards expanding its mortgage loan investment portfolio. Mortgage loans originated by the Company totaled $183.6 million and $80.2 million for the years 2021 and 2020, respectively. Principal repayments on mortgage loans in 2021 and 2020 were $28.8 million and $14.8 million, respectively.

Loans in foreclosure, loans considered impaired or loans past due 90 days or more are placed on a non-accrual status. If a mortgage loan is determined to be on non-accrual status, the mortgage loan does not accrue any revenue into the Consolidated Statements of Earnings. The loan is independently monitored and evaluated as to potential impairment or foreclosure. If delinquent payments are made and the loan is brought current, then the Company returns the loan to active status and accrues income accordingly. The Company currently has no loans past due 90 days which are accruing interest. As a result of the economic climate change induced by the COVID-19 virus, during 2020 various mortgage loan borrowers of the Company requested a temporary forbearance of principal payments on loans in the range of three to nine months. There were eight loans representing an aggregate principal balance of $29.2 million with borrowers meeting specified criteria of the Company that forbearance terms were agreed to. At December 31, 2020, only one of these loans with a principal balance of $4.7 million remained in forbearance. All forbearance loans returned to the terms of the original loan agreements during the first quarter of 2021.

Included in the mortgage loan investment balance at December 31, 2021, are three mortgage loan investments made by the reinsurer under the funds withheld reinsurance agreement totaling $8.5 million. Similar to trading debt securities, these loans are reported at fair market values in order to allow the market value fluctuation to be recorded directly in the Consolidated Statements of Earnings and to offset the embedded derivative liability change due to market value fluctuations.

The Company held net investments in mortgage loans, after allowances for possible losses, totaling $487.3 million and $332.5 million at December 31, 2021 and 2020, respectively. The diversification of the portfolio by geographic region, property type, and loan-to-value ratio was as follows:

	December 31, 2021		December 31, 2020
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Geographic Region:
West South Central	$237,644	48.5	$201,501	60.1
East North Central	61,397	12.6	16,478	4.9
South Atlantic	81,847	16.7	51,857	15.5
East South Central	20,069	4.1	27,590	8.2
West North Central	12,213	2.5	12,423	3.7
Pacific	13,800	2.8	6,228	1.9
Middle Atlantic	36,296	7.4	1,975	0.6
Mountain	26,613	5.4	16,955	5.1
Gross balance	489,879	100.0	335,007	100.0

Market value adjustment	412	0.1	—	—
Allowance for credit losses	(2,987)	(0.6)	(2,486)	(0.7)

Totals	$487,304	99.5	$332,521	99.3

	December 31, 2021		December 31, 2020
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Property Type:
Retail	$164,895	33.7	$92,173	27.5
Office	142,824	29.2	111,735	33.3
Hotel	23,748	4.8	8,372	2.5
Storage Facility	73,401	15.0	53,591	16.0
Industrial	34,212	7.0	29,131	8.7
Land/Lots	4,597	0.9	4,680	1.4
Apartments	38,920	7.9	29,743	8.9
Residential	1,905	0.4	—	—
All other	5,377	1.1	5,582	1.7
Gross balance	489,879	100.0	335,007	100.0

Market value adjustment	412	0.1	—	—
Allowance for credit losses	(2,987)	(0.6)	(2,486)	(0.7)

Totals	$487,304	99.5	$332,521	99.3

	December 31, 2021		December 31, 2020
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Loan-to-Value Ratio (1):
Less than 50%	$100,806	20.6	$66,635	19.9
50% to 60%	128,191	26.2	64,536	19.3
60% to 70%	202,670	41.3	153,414	45.8
70% to 80%	58,212	11.9	50,422	15.0
80% to 90%	—	—	—	—
Gross balance	489,879	100.0	335,007	100.0

Market value adjustment	412	0.1	—	—
Allowance for credit losses	(2,987)	(0.6)	(2,486)	(0.7)

Totals	$487,304	99.5	$332,521	99.3

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

As disclosed in Note (1) Summary of Significant Accounting Policies in the accompanying Notes to Consolidated Financial Statements in this report, the Company adopted new accounting guidance for credit loss recognition criteria for certain financial assets, including mortgage loans. For mortgage loan investments the Company employed the Weighted Average Remaining Maturity ("WARM") method in estimating current expected losses with respect to mortgage loan investments as of January 1, 2020 and each succeeding calendar quarter-end. The WARM method applies publicly available data of default incidence of commercial real estate properties by several defined segmentations combined with future assumptions regarding economic conditions (i.e. GDP forecasts) both in the near term and the long term. Under this new accounting guidance, at January 1, 2020 a balance of $1.2 million was recorded for mortgage loan investments which incorporated the previous year-end balance under the prior accounting method. The adjustment resulted in a charge to retained earnings as a change in accounting, net of tax, of $0.4 million. Subsequent changes in the allowance for current expected credit losses are reported in net investment income in the Consolidated Statements of Earnings.

The following table represents the mortgage loan allowance for credit losses.

	Years Ended December 31,
	2021	2020
	(In thousands)

Mortgage Loans Allowance for Credit Losses:
Balance, beginning of the period	$2,486	675
Impact of adoption of new accounting guidance	—	504
Provision during the period	501	1,307
Releases	—	—

Balance, end of period	$2,987	2,486

The Company had no mortgage loans past due six months or more at December 31, 2021 or 2020. There was no interest income that was not recognized in 2021, 2020, or 2019.

The contractual maturities of mortgage loan principal balances at December 31, 2021 and 2020 were as follows:

	December 31, 2021		December 31, 2020
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Principal Balance by Contractual Maturity:
Due in one year or less	$13,422	2.7	$4,208	1.3
Due after one year through five years	127,766	26.1	60,826	18.1
Due after five years through ten years	222,444	45.4	154,787	46.1
Due after ten years through fifteen years	115,313	23.5	107,662	32.1
Due after fifteen years	11,280	2.3	7,977	2.4

Totals	$490,225	100.0	$335,460	100.0

The Company's direct investments in real estate total approximately $28.6 million at December 31, 2021 and $33.8 million at December 31, 2020, and consist primarily of income-producing properties which are being operated by a wholly owned subsidiary of National Western. Included in the amount at December 31, 2020 was a surface parking property owned by Ozark National in Kansas City, Missouri which contracted it out for rent. The value of this real estate investment was appraised at $4.3 million at January 31, 2019 as part of the purchase accounting done as of that date. During 2021, Ozark National sold its home office properties, including the surface parking property. The Company recognized operating income on its direct investments in real estate of approximately $2.9 million, $2.9 million and $2.9 million for the years ended December 31, 2021, 2020, and 2019, respectively.  The Company monitors the conditions and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition.

The Company recorded net realized investment gains (losses) of $(1.4) million, $2.7 million and $6.9 million associated with real estate investments in the years ended December 31, 2021, 2020 and 2019, respectively. The net real estate loss for the year ended December 31, 2021 was related to Ozark National sale of the home office, parking garage and parking lot described above. Net realized investment gains for the year ended December 31, 2020 pertain to property located in Travis County, Texas which was sold. Included in net realized investment gains during 2019 are the sale of the Company's former home office facility in Austin, Texas at a gain of $3.2 million and the sale of the Company's two nursing home facilities at a net gain of $3.7 million.

Other invested asset balances outstanding have remained relatively stable over the past few years. National Western, in order to obtain incremental investment yield, began expanding its invested asset vehicles to include alternative investments during 2020. These assets consist of syndicated, targeted capital pools with specific investment objectives managed by investment firms having expertise in designated asset opportunities. At December 31, 2021 and 2020, the Company held balances of $67.7 million and $28.9 million, respectively, in this investment type which are included in the Other category in the investment table at the beginning of this section.

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

The fair value of derivative instruments presented in the Company’s Consolidated Financial Statements totaling $101.6 million at December 31, 2021 and $132.8 million at December 31, 2020 pertain to notional policyholder account values of $2.1 billion and $2.1 billion at December 31, 2021 and 2020, respectively, electing interest credits based upon applicable market index performance.

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

The correlation between fair values and interest rates for available-for-sale debt securities is reflected in the tables below.

	December 31,
	2021	2020
	(In thousands except percentages)

Available-for-Sale Debt securities - fair value	$9,068,946	10,770,923
Available-for-Sale Debt securities - amortized cost	$8,604,250	9,874,543

Fair value as a percentage of amortized cost	105.40%	109.08%
Unrealized gains at year-end	$464,696	896,380
Ten-year U.S. Treasury bond - increase (decrease) in yield for the year	0.59%	(1.00)%

The Company's trading debt securities, which are exclusively in the funds withheld assets managed by the reinsurer, are recorded at fair value upon purchase. While the recorded value of these trading debt securities subsequently fluctuates with market prices, the fair value movement of the securities is entirely offset by an identical fair value movement of the associated funds withheld liabilities.

The Company's unrealized gain balance for available-for-sale and trading debt securities held at December 31, 2021 and 2020 is shown in the following table.

	Unrealized Gain Balance
	Net Balance at	Net Balance at
	December 31,	December 31,	Change in Net
	2021	2020	Balance
	(In thousands)

Debt securities available-for-sale	$464,696	896,380	(431,684)
Debt securities trading	11,331	—	11,331

Totals	$476,027	896,380	(420,353)

The change in the unrealized balance pertaining to debt securities available-for-sale is recorded in Other comprehensive income in the Consolidated Statements of Comprehensive Income while the change in the unrealized balance pertaining to trading debt securities is recorded in net investment income in the Consolidated Statements of Earnings.

Changes in interest rates typically have a sizable effect on the fair values of the Company's debt securities. During 2021, the market interest rate of the ten-year U.S. Treasury bond increased 59 basis points from 0.92% at year-end 2020 to 1.51% at year-end 2021. Therefore, the decrease in the unrealized gain position is an expected portfolio value movement.

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

The following table profiles the Company’s insurance liabilities at December 31, 2021 for annuities, deposit-type contracts and supplementary contracts with life contingencies by surrender and discretionary withdrawal characteristics.

	December 31, 2021
	Amount	%
	(In thousands)

Subject to discretionary withdrawal:
With market value adjustment	$145,634	2.2
With surrender charge of 5% or more	4,439,039	65.9
With surrender charge of 5% or less	1,761,750	26.2
Not subject to discretionary withdrawal	385,937	5.7

Total Gross	6,732,360	100.0

Reinsurance ceded	1,504,044

Total Net	$5,228,316

Interest Rate Sensitivity

The following table illustrates the market risk sensitivity of the Company's interest rate sensitive assets. The table shows the effect of a change in interest rates on the fair value of the portfolio using models that measure the change in fair value arising from an immediate and sustained change in interest rates in increments of 100 basis points.

	Fair Values of Assets Changes in Interest Rates in Basis Points
	-100	0	100	200	300
	(In thousands)

Debt and equity securities	$10,790,199	10,174,601	9,631,667	9,145,271	8,706,995
Mortgage loans	544,575	513,246	484,481	458,028	433,663
Other loans	25,500	25,085	24,683	24,291	23,911
Derivatives	100,148	101,622	103,083	104,559	106,040

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

Mortgage and other loans were modeled by discounting scheduled cash flows through the scheduled maturities of the loans, starting with interest rates currently being offered for similar loans to borrowers with similar credit ratings. Policy loans were modeled by discounting estimated cash flows using U.S. Treasury Bill interest rates as base rates at December 31, 2021. The estimated cash flows include assumptions as to whether such loans will be repaid by the policyholders or settled upon payment of death or surrender benefits on the underlying insurance contracts and incorporate both Company experience and mortality assumptions associated with such contracts.

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

The Company's market risk liabilities, which include policy liabilities for annuity and supplemental contracts, are managed for interest rate risk through cash flow testing as previously described. As part of this cash flow testing, the Company has analyzed the potential impact on net earnings of a 100 basis point decrease and increases in increments of 100 basis points in the U.S. Treasury yield curve as of December 31, 2021. The potential impact on net earnings from these interest rate changes are summarized below.

	Changes in Interest Rates in Basis Points
	-100	100	200	300
	(In thousands)

Impact on net earnings	$(1,189)	1,485	4,280	10,357

These estimated impacts on earnings are net of tax effects and the estimated effects of deferred policy acquisition costs.

The above described scenarios produce estimated changes in cash flows as well as cash flow reinvestment projections. Estimated cash flows in the Company's model assume cash flow reinvestments, which are representative of the Company's current investment strategy. Calls and prepayments include scheduled maturities and those expected to occur which would benefit the security issuers. Assumed policy surrenders consider differences and relationships between credited interest rates and market interest rates as well as surrender charges on individual policies. The impact to earnings also includes the expected effects on amortization of deferred policy acquisition costs. The model considers only annuity and supplemental contracts in force at December 31, 2021, and does not consider new product sales or the possible impact of interest rate changes on sales.

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

The Company’s net exposure to loss due to credit risk if option counterparties failed to completely perform according to the terms of their one-year contracts is as follows at December 31, 2021 and 2020.

		December 31, 2021
	Moody/	Fair	Collateral	Net
Counterparty	S&P Rating	Value	Held	Exposure
		(In thousands)

Credit Suisse	WR/A+	$12,659	12,965	—
Wells Fargo	Aa2/A+	19,169	19,868	—
Bank of America	Aa2/A+	13,451	13,740	—
Barclays Bank	A1/A	8,119	8,597	—
BNP Paribas	Aa3/A+	25,906	27,004	—
Royal Bank of Canada	Aa2/AA-	5,923	6,845	—
Canadian Imperial Bank	Aa2/A+	6,125	6,592	—
Societe Generale	A1/A	10,270	10,660	—

		$101,622	106,271	—

		December 31, 2020
	Moody/	Fair	Collateral	Net
Counterparty	S&P Rating	Value	Held	Exposure
		(In thousands)

Credit Suisse	Aa3/A+	$14,044	13,485	559
Wells Fargo	Aa2/A+	30,278	30,611	—
Bank of America	Aa2/A+	14,677	14,976	—
Barclays Bank	A1/A	34,088	33,717	371
BNP Paribas	Aa3/A+	7,361	6,657	704
Royal Bank of Canada	Aa2/AA-	5,108	5,083	25
Canadian Imperial Bank	Aa2/A+	12,572	12,388	184
Societe Generale	A1/A	14,693	14,480	213

		$132,821	131,397	2,056

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity requirements are met primarily by funds provided from operations. Premium deposits and annuity considerations, investment income, and investment maturities and prepayments are the primary sources of funds while investment purchases, policy benefits in the form of claims, and payments to policyholders and contract holders in connection with surrenders and withdrawals as well as operating expenses are the primary uses of funds. To ensure the Company will be able to pay future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed income securities. Funds are invested with the intent that the income from investments, plus proceeds from maturities, will meet the ongoing cash flow needs of the Company. The approach of matching asset and liability durations and yields requires an appropriate mix of investments. Although the Company historically has not been put in the position of having to liquidate invested assets to provide cash flow, its investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs.  National Western maintains a line of credit facility of $75 million which it may access for short-term cash needs. As part of the acquisition of Ozark National and NIS effective January 31, 2019, National Western borrowed $75 million to partly fund the closing cash purchase price of $205.4 million. The amounts borrowed were subsequently repaid during the first quarter of 2019 and there have been no borrowings under the line of credit since that time including as at December 31, 2021.

In addition, National Western became a member of the Federal Home Loan Bank of Dallas (FHLB) during 2020 through an initial minimum required stock investment of $4.3 million. Through this membership, National Western is able to create a specified borrowing capacity based upon the amount of collateral it elects to establish. At December 31, 2021, cash and securities in the amount of $57.3 million (fair value of $60.6 million) were pledged as collateral to FHLB.

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

	December 31, 2021		December 31, 2020
	Amount	% of Total	Amount	% of Total
	(In thousands except percentages)

Not subject to discretionary withdrawal provisions	$385,937	5.7%	$369,627	5.4%

Subject to discretionary withdrawal, with adjustment:
With market value adjustment	145,634	2.2%	290,794	4.2%
At contract value less current surrender charge of 5% or more	4,439,039	65.9%	4,644,808	67.6%

Subtotal	4,970,610	73.8%	5,305,229	77.2%
Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	1,761,750	26.2%	1,564,485	22.8%

Total annuity reserves and deposit liabilities - Gross	6,732,360	100.0%	6,869,714	100.0%

Reinsurance ceded	1,504,044		1,707,361

Total annuity reserves and deposit liabilities - Net	$5,228,316		$5,162,353

The actual amounts paid out by product line in connection with surrenders and withdrawals are noted in the table below.

	Years Ended December 31,
	2021	2020	2019
	(In thousands)

Product Line:
Traditional Life	$16,348	17,022	17,614
Universal Life	95,628	96,031	101,187
Annuities	658,403	643,223	705,892

Total	$770,379	756,276	824,693

The above contractual withdrawals, as well as the level of surrenders experienced, and the associated cash outflows did not have an adverse impact on overall liquidity. The amounts shown includes funds withheld policyholder obligations in 2021 and Ozark National cash outflows (subsequent to their acquisition on January 31, 2019). Individual life insurance policies are typically less susceptible to withdrawal than annuity reserves and deposit liabilities because policyholders may need to undergo a new underwriting process in order to obtain a new insurance policy elsewhere. Annuity dollar outflows are generally more sensitive to economic conditions, interest rate levels, and the level of surrender charges assessed upon withdrawal or termination. Cash flow projections and tests under various market interest rate scenarios and assumptions are performed to assist in evaluating liquidity needs and adequacy. With economic decline precipitated by the COVID-19 pandemic, Company management conducted additional liquidity scenario testing during 2020 using more severe assumptions and concluded that liquid assets were more than adequate under these scenarios. Accordingly, the Company currently expects available liquidity sources and future cash flows to be more than adequate to meet the demand for funds.

Cash flows from the Company's insurance operations have historically been sufficient to meet current needs.  Cash flows from operating activities were $276.8 million, $373.1 million, and $329.0 million in 2021, 2020, and 2019, respectively. The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $1,582.0 million, $1,294.8 million, and $995.8 million in 2021, 2020, and 2019, respectively. Operating and investing activity cash flow items could be reduced if interest rates rise at an accelerated rate in the future. Net cash inflows/(outflows) from the Company's universal life and annuity product operations totaled $(322.2) million, $(437.4) million, and $(584.7) million in 2021, 2020, and 2019, respectively. The lower net outflow in 2021 reflects a higher level of fixed-index annuity sales.

Capital Resources

The Company relies on stockholders for its capital resources as there is no long-term debt outstanding and the Company does not anticipate the need for any long-term debt in the near future. As of December 31, 2021, the Company maintained commitments for its normal operating and investment activities.

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

As the largest subsidiary of NWLGI, National Western serves as the primary funding source for NWLGI. The capacity of National Western to pay dividends to NWLGI is limited by law in the state of Colorado to earned profits (statutory unassigned surplus).  At December 31, 2021, the maximum amount legally available for distribution during 2022 without further regulatory approval is $64.4 million.

The National Association of Insurance Commissioners ("NAIC") has established risk-based capital ("RBC") standards for U.S. life insurers as well as a risk-based capital model act ("RBC Model Act"). The RBC Model Act requires that life insurers annually submit a report to state regulators regarding their RBC amounts based upon four categories of risk (asset risk, insurance risk, interest rate risk, and business risk). The capital requirement for each is determined by applying factors that vary based upon the degree of risk to various asset, premium and policy benefit reserve items. The formula is an early warning tool to identify potential weakly capitalized companies for purposes of initiating further regulatory action. Independent rating agencies utilize proprietary versions similar to the NAIC RBC model incorporating additional risk factors identified in their respective rating methodology. At December 31, 2021, National Western and Ozark National each maintained statutory capital substantially in excess of applicable statutory requirements.

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

The table below summarizes future estimated cash payments under existing contractual obligations.

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)

Loan commitments	$18,500	18,500	—	—	—
Commitments for capital calls to investment funds	256,392	85,882	126,010	—	44,500
Lease obligations (1)	1,346	343	659	344	—
Claims payable (2)	77,536	77,536	—	—	—
Other long-term reserve liabilities reflected on the balance sheet under GAAP (3)	12,632,010	1,017,321	1,924,228	1,683,675	8,006,786

Total	$12,985,784	1,199,582	2,050,897	1,684,019	8,051,286

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

Refer to Note (1), Summary of Significant Accounting Policies in the accompanying Notes to Consolidated Financial Statements in this report.

Correction of Errors

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

The information called for by Item 6A is set forth in the Investments section of the Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

In 2020, the Company's businesses were included in the financial services sector categorized as a Critical Infrastructure Sector by the Department of Homeland Security at the onset of the COVID-19 pandemic crisis and were mandated to maintain normal work schedules, which the Company did throughout. The Company adopted working remote for a sizable portion of its home office employees, with existing controls over financial reporting maintained and augmented where necessary given the unique circumstances of this environment. In 2021, the Company returned the majority of its staff to its home office facilities with a smaller fraction continuing a partial working remote schedule.

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

Under the supervision and participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2021 was conducted based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (Updated 2013). Management's assessment included evaluation of such elements as the design and operating effectiveness as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and the overall control environment. Based on the Company's assessment under the criteria of this framework, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2021.

The Company's independent registered public accounting firm, BKD LLP, who audited the Company’s consolidated financial statements included in this annual report on Form 10-K, has issued an attestation report on the effectiveness of management's internal control over financial reporting as of December 31, 2021. This report appears on the page that follows.

Changes in Internal Control Over Financial Reporting

Internal controls over financial reporting change as the Company modifies and enhances its systems and processes to meet changing needs. Changes are also made as the Company strives to be more efficient in how it conducts its business. Any significant changes in controls are evaluated prior to implementation to help ensure continued effectiveness of internal controls and the control environment. As noted above, the COVID-19 pandemic crisis prompted the Company to adopt a remote work environment in 2020 for a significant portion of its home office staff in order to comply with the Department of Homeland Security's directive to remain operational throughout the pandemic. This continued into 2021 as the Company returned a majority of its home office staff to its facilities. While existing internal controls were augmented and adapted to facilitate a working remote environment, these efforts did not constitute changes in internal control over financial reporting.

There were no other changes in the Company's internal controls over financial reporting during the year ended December 31, 2021, as defined in Rules 13a-15(f) and 15d-15(e) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. There have been no other significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of this examination.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
National Western Life Group, Inc.
Austin, Texas

Opinion on the Internal Control over Financial Reporting
We have audited National Western Life Group, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company and our report dated March 10, 2022, expressed an unqualified opinion thereon.

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

/s/BKD, LLP

West Des Moines, Iowa
March 10, 2022

ITEM 9B. OTHER INFORMATION

There is no information required to be disclosed on Form 8-K for the quarter ended December 31, 2021 which has not been previously reported.

PART III

The information required by Part III is incorporated by reference from our definitive proxy statement for our annual meeting of shareholders to be held June 17, 2022 to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2021.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.  Listing of Financial Statements

See Attachment A, Index to Consolidated Financial Statements, Notes and Schedules, on page 97 for a list of financial statements included in this report.

(a) 2.  Listing of Financial Statement Schedules

See Attachment A, Index to Consolidated Financial Statements, Notes and Schedules, on page 97 for a list of financial statement schedules included in this report.

All other schedules are omitted because they are not applicable, not required, or because the information required by the schedule is included elsewhere in the financial statements or notes.

(a) 3.  Listing of Exhibits

The exhibits listed below, as part of Form 10-K, are numbered in accordance with the numbering used in Item 601 of Regulation S-K of The Securities and Exchange Commission.

National Western Life Group, Inc.:

Exhibit 2.1	-	Agreement and Plan of Merger, dated April 6, 2015, among National Western Life Insurance Company, a Colorado corporation, National Western Life Group, Inc., a Delaware corporation, and NWLIC MergerCo., Inc. (Incorporated by reference to Annex I of the Registration Statement on Form S-4 (File No. 333-203257) filed by National Western Life Group, Inc. with the SEC on April 6, 2015) (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated October 2, 2015).

Exhibit 2.2	-	Stock Purchase Agreement, dated October 3, 2018, among National Western Life Insurance Company, a Colorado corporation, National Western Life Group, Inc., a Delaware corporation, and CNS Corporation filed by National Western Life Group, Inc. with the SEC on October 4, 2018 (incorporated by reference to Exhibit 2.2 to the Company's Form 8-K dated October 4, 2018).

Exhibit 10(a)	-	National Western Life Insurance Company 2016 Executive Officer Bonus Program (Exhibit 10(a) to Form 8-K dated December 15, 2015).

Exhibit 10(b)	-	National Western Life Insurance Company 2016 Domestic Marketing Officer Bonus Program (Exhibit 10(b) to Form 8-K dated December 15, 2015).

Exhibit 10(c)	-	National Western Life Insurance Company 2016 International Marketing Officer Bonus Program (Exhibit 10(c) to Form 8-K dated December 15, 2015).

Exhibit 10(d)	-	National Western Life Insurance Company 2016 Officer Bonus Program (Exhibit 10(d) to Form 8-K dated December 15, 2015).

Exhibit 10(e)	-	National Western Life Insurance Company Change in Control & Severance Agreement - dated December 21, 2015.

Exhibit 10(f)	-	National Western Life Insurance Company 2017 Executive Officer Bonus Program (Exhibit 10(f) to Form 8-K dated December 16, 2016).

Exhibit 10(g)	-	National Western Life Insurance Company 2017 Domestic Marketing Officer Bonus Program (Exhibit 10(g) to Form 8-K dated December 16, 2016).

Exhibit 10(h)	-	National Western Life Insurance Company 2017 International Marketing Officer Bonus Program (Exhibit 10(h) to Form 8-K dated December 16, 2016).

Exhibit 10(i)	-	National Western Life Insurance Company 2017 Officer Bonus Program (Exhibit 10(i) to Form 8-K dated December 16, 2016).

Exhibit 10(j)	-	National Western Life Insurance Company 2018 Executive Officer Bonus Program (Exhibit 10(j) to Form 8-K dated December 18, 2017).

Exhibit 10(k)	-	National Western Life Insurance Company 2018 Domestic Marketing Officer Bonus Program (Exhibit 10(k) to Form 8-K dated December 18, 2017).

Exhibit 10(l)	-	National Western Life Insurance Company 2018 International Marketing Officer Bonus Program (Exhibit 10(l) to Form 8-K dated December 18, 2017).

Exhibit 10(m)	-	National Western Life Insurance Company 2018 Officer Bonus Program (Exhibit 10(m) to Form 8-K dated December 18, 2017).

Exhibit 10(n)	-	National Western Life Insurance Company Change in Control & Severance Agreement - dated December 21, 2017.

Exhibit 10(o)	-	National Western Life Insurance Company 2019 Officer Bonus Program (Exhibit 10(o) to Form 8-K dated December 14, 2018).

Exhibit 10(p)	-	National Western Life Insurance Company Change in Control Agreement - dated February 28, 2019.

Exhibit 10(q)	-	National Western Life Insurance Company Change in Control Agreement Kitty K. Nelson (Exhibit 10(q) to Form 8-K dated March 6, 2019).

Exhibit 10(r)	-	National Western Life Insurance Company Change in Control Agreement Patricia L. Scheuer (Exhibit 10(r) to Form 8-K dated March 6, 2019).

Exhibit 10(s)	-	National Western Life Insurance Company Change in Control Agreement Rey Perez (Exhibit 10(s) to Form 8-K dated March 6, 2019).

Exhibit 10(t)	-	National Western Life Insurance Company Change in Control Agreement R. Bruce Wallace (Exhibit 10(t) to Form 8-K dated March 6, 2019).

Exhibit 10(u)	-	National Western Life Insurance Company Change in Control Agreement Steve W. Mills (Exhibit 10(u) to Form 8-K dated March 6, 2019).

Exhibit 10(v)	-	National Western Life Insurance Company Change in Control Agreement Greg J. Owen (Exhibit 10(v) to Form 8-K dated March 6, 2019).

Exhibit 10(w)	-	National Western Life Insurance Company Change in Control Agreement Charles D. Milos (Exhibit 10(w) to Form 8-K dated March 6, 2019).

Exhibit 10(x)	-	National Western Life Insurance Company Change in Control Agreement Carlos A. Martinez (Exhibit 10(x) to Form 8-K dated March 6, 2019).

Exhibit 10(y)	-	National Western Life Insurance Company 2020 Officer Bonus Program (Exhibit 10(y) to Form 8-K dated December 16, 2019).

Exhibit 10(z)	-	National Western Life Insurance Company Change in Control & Severance Agreement Ross R. Moody (Exhibit 10(z) to Form 8-K dated December 16, 2019).

Exhibit 10(aa)	-	National Western Life Insurance Company 2021 Officer Bonus Program (Exhibit 10(aa) to Form 8-K dated December 11, 2020).

Exhibit 10(ab )	-	National Western Life Insurance Company 2021 Chief Marketing Officer Bonus Program (Exhibit 10(ab) to Form 8-K dated December 11, 2020).

Exhibit 10(ac)	-
Funds Withheld Coinsurance Agreement between National Western Life Insurance Company Funds Withheld Coinsurance Agreement between National Western Life Insurance Company And Prosperity Life Assurance Limited effective as of January 6, 2021 (redacted) (Exhibit 10(ac) to Form 8-K dated December 31, 2020)

Exhibit 10(ad)	-	National Western Life Insurance Company 2022 Officer Bonus Program (Exhibit 10(ad) to Form 8-K dated December 16, 2021).

Exhibit 10(ae)	-	National Western Life Insurance Company 2022 Chief Marketing Officer Bonus Program (Exhibit 10(ae) to Form 8-K dated December 16, 2021).

Exhibit 10(af)	-	National Western Life Insurance Company Change in Control Agreement Ross R. Moody (Exhibit 10(af) to Form 8-K dated December 16, 2021).

Exhibit 21	-	Subsidiaries of the Registrant.

Exhibit 23(a)	-	Consent of Independent Registered Public Accounting Firm.

Exhibit 31(a)	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	-	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

National Western Life Insurance Company:

Exhibit 3ii(i)	-	Amended and Restated Bylaws of National Western Life Insurance Company, dated March 16, 2015 (incorporated by reference to Exhibit 3ii(i) to the Company's Form 8-K dated March 16, 2015).

Exhibit 3.1	-	Restated Certificate of Incorporation of National Western Life Group, Inc. (Incorporated by reference to Annex II of the Supplement to the Proxy Statement/Prospectus (File No. 333-203257) filed with the SEC on June 12, 2015) (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K dated October 2, 2015).

Exhibit 3.2	-	Bylaws of National Western Life Group, Inc. (Incorporated by reference to Annex III of the Supplement to the Proxy Statement/Prospectus (File No. 333-203257) filed with the SEC on June 12, 2015) (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K dated October 2, 2015).

Exhibit 10(a)	-	National Western Life Insurance Company Non-Qualified Defined Benefit Plan dated July 26, 1991 (incorporated by reference to Exhibit 10(a) to the Company's Form 10-K for the year ended December 31, 1995).

Exhibit 10(c)	-	National Western Life Insurance Company Non-Qualified Deferred Compensation Plan, as amended and restated, dated March 27, 1995 (incorporated by reference to Exhibit 10(c) to the Company's Form 10-K for the year ended December 31, 1995).

Exhibit 10(d)	-	First Amendment to the National Western Life Insurance Company Non-Qualified Deferred Compensation Plan effective July 1, 1995 (incorporated by reference to Exhibit 10(d) to the Company's Form 10-K for the year ended December 31, 1995).

Exhibit 10(e)	-	National Western Life Insurance Company 1995 Stock and Incentive Plan (incorporated by reference to Exhibit 10(e) to the Company's Form 10-K for the year ended December 31, 1995).

Exhibit 10(f)	-	First Amendment to the National Western Life Insurance Company Non-Qualified Defined Benefit Plan effective December 17, 1996 (incorporated by reference to Exhibit 10(f) to the Company's Form 10-K for the year ended December 31, 1996).

Exhibit 10(g)	-	Second Amendment to the National Western Life Insurance Company Non-Qualified Defined Benefit Plan effective December 17, 1996 (incorporated by reference to Exhibit 10(g) to the Company's Form 10-K for the year ended December 31, 1996).

Exhibit 10(h)	-	Second Amendment to the National Western Life Insurance Company Non-Qualified Deferred Compensation Plan effective December 17, 1996 (incorporated by reference to Exhibit 10(h) to the Company's Form 10-K for the year ended December 31, 1996).

Exhibit 10(i)	-	Third Amendment to the National Western Life Insurance Company Non-Qualified Deferred Compensation Plan effective December 17, 1996 (incorporated by reference to Exhibit 10(i) to the Company's Form 10-K for the year ended December 31, 1996).

Exhibit 10(j)	-	Fourth Amendment to the National Western Life Insurance Company Non-Qualified Deferred Compensation Plan effective June 20, 1997 (incorporated by reference to Exhibit 10(j) to the Company's Form 10-K for the year ended December 31, 1997).

Exhibit 10(k)	-	First Amendment to the National Western Life Insurance Company 1995 Stock and Incentive Plan effective June 19, 1998 (incorporated by reference to Exhibit 10(k) to the Company's Form 10-Q for the quarter ended June 30, 1998).

Exhibit 10(m)	-	Fifth Amendment to the National Western Life Insurance Company Non-Qualified Deferred Compensation Plan effective July 1, 1998 (incorporated by reference to Exhibit 10(m) to the Company's Form 10-Q for the quarter ended September 30, 1998).

Exhibit 10(n)	-	Sixth Amendment to the National Western Life Insurance Company Non-Qualified Deferred Compensation Plan effective August 7, 1998 (incorporated by reference to Exhibit 10(n) to the Company's Form 10-K for the year ended December 31, 1998).

Exhibit 10(o)	-	Third Amendment to the National Western Life Insurance Company Non-Qualified Defined Benefit Plan effective August 7, 1998 (incorporated by reference to Exhibit 10(o) to the Company's Form 10-K for the year ended December 31, 1998).

Exhibit 10(p)	-	Exchange Agreement by and among National Western Life Insurance Company, NWL Services, Inc., Alternative Benefit Management, Inc., and American National Insurance Company effective November 23, 1998 (incorporated by reference to Exhibit 10(p) to the Company's Form 10-K for the year ended December 31, 1998).

Exhibit 10(s)	-	Seventh Amendment to the National Western Life Insurance Company Non-Qualified Deferred Compensation Plan effective August 7, 1998 (incorporated by reference to Exhibit 10(s) to the Company's Form 10-K for the year ended December 31, 2000).

Exhibit 10(u)	-	Eighth Amendment to the National Western Life Insurance Company Non-Qualified Deferred Compensation Plan effective December 1, 2000 (incorporated by reference to Exhibit 10(u) to the Company's Form 10-K for the year ended December 31, 2000).

Exhibit 10(v)	-	Fourth Amendment to the National Western Life Insurance Company Non-Qualified Defined Benefit Plan effective December 1, 2000 (incorporated by reference to Exhibit 10(v) to the Company's Form 10-K for the year ended December 31, 2000).

Exhibit 10(w)	-	Second Amendment to the National Western Life Insurance Company 1995 Stock and Incentive Plan (incorporated by reference to Exhibit 10(w) to the Company's Form 10-Q for the quarter ended September 30, 2001).

Exhibit 10(z)	-	Fifth Amendment to the National Western Life Insurance Company Non-Qualified Defined Benefit Plan effective January 1, 2001 (incorporated by reference to Exhibit 10(z) to the Company's Form 10-K for the year ended December 31, 2001).

Exhibit 10(ae)	-	Sixth Amendment to the National Western Life Insurance Company Non-Qualified Defined Benefit Plan effective August 23, 2002 (incorporated by reference to Exhibit 10(ae) to the Company's Form 10-Q for the quarter ended September 30, 2002).

Exhibit 10(af)	-	Seventh Amendment to the National Western Life Insurance Company Non-Qualified Defined Benefit Plan effective October 18, 2002 (incorporated by reference to Exhibit 10(af) to the Company's Form 10-Q for the quarter ended September 30, 2002).

Exhibit 10(ai)	-	Eighth Amendment to the National Western Life Insurance Company Non-Qualified Defined Benefit Plan effective January 1, 2003 (incorporated by reference to Exhibit 10(ai) to the Company's Form 10-K for the year ended December 31, 2002).

Exhibit 10(am)	-	Ninth amendment to the National Western Life Insurance Company Non-Qualified Deferred Compensation Plan effective November 1, 2003 (incorporated by reference to Exhibit 10(am) to the Company's Form 10-K for the year ended December 31, 2003).

Exhibit 10(an)	-	Ninth amendment to the National Western Life Insurance Company Non-Qualified Defined Benefit Plan effective December 5, 2003 (incorporated by reference to Exhibit 10(an) to the Company's Form 10-K for the year ended December 31, 2003.)

Exhibit 10(ar)	-	Third Amendment to the National Western Life Insurance Company 1995 Stock and Incentive Plan (incorporated by reference to Exhibit 10(ar) to the Company's Form 10-Q for the quarter ended September 30, 2004).

Exhibit 10(as)	-	Amendment to the National Western Life Insurance Company Group Excess Benefit Plan effective December 15, 2004 (incorporated by reference to Exhibit 10(as) to the Company's Form 10-K for the year ended December 31, 2004).

Exhibit 10(at)	-	The National Western Life Insurance Company Employee Health Plan was amended and restated effective August 20, 2004 (incorporated by reference to Exhibit 10(at) to the Company's Form 10-K for the year ended December 31, 2004).

Exhibit 10(au)	-	Tenth Amendment to the National Western Life Insurance Company Non-Qualified Defined Benefit Plan effective December 31, 2004 (incorporated by reference to Exhibit 10(au) to the Company's Form 10-K for the year ended December 31, 2004).

Exhibit 10(az)	-	National Western Life Insurance Company Non-Qualified Defined Benefit Plan for Robert L. Moody (Exhibit 10(az) to Form 8-K dated July 1, 2005).

Exhibit 10(ba)	-	First Amendment to the National Western Life Insurance Company Non-Qualified Defined Benefit Plan for Robert L. Moody (Exhibit 10(ba) to Form 8-K dated August 22, 2005).

Exhibit 10(bb)	-	Second Amendment to the National Western Life Insurance Company Non-Qualified Defined Benefit Plan for Robert L. Moody (Exhibit 10(bb) to Form 8-K dated December 15, 2005).

Exhibit 10(bc)	-	Tenth Amendment to the National Western Life Insurance Company Non-Qualified Deferred Compensation Plan (Exhibit 10(bc) to Form 8-K dated December 15, 2005).

Exhibit 10(bd)	-	National Western Life Insurance Company Retirement Bonus Program for Robert L. Moody (Exhibit 10(bd) to Form 8-K dated December 15, 2005).

Exhibit 10(be)	-	Eleventh Amendment to the National Western Life Insurance Company Non-Qualified Defined Benefit Plan (Exhibit 10(be) to Form 8-K dated December 15, 2005).

Exhibit 10(bf)	-	Non-Qualified Defined Benefit Plan for the President of National Western Life Insurance Company (Exhibit 10(bf) to Form 8-K dated December 15, 2005).

Exhibit 10(bl)	-	Amendment No. 16 to Loan Agreement (Exhibit 10(bl) to Form 8-K dated July 31, 2006).

Exhibit 10(bu)	-	National Western Life Insurance Company 2008 Incentive Plan (Exhibit 10(bu) to S-8 dated September 2, 2008).

Exhibit 10(ca)	-	National Western Life Insurance Company Non-Qualified Defined Benefit Plan for Robert L. Moody As Amended and Restated Effective as of January 1, 2009 (incorporated by reference to Exhibit 10(ca) to the Company's Form 10-K for the year ended December 31, 2008).

Exhibit 10(cb)	-	Non-Qualified Defined Benefit Plan for the President of National Western Life Insurance Company As Amended and Restated Effective as of January 1, 2009 (incorporated by reference to Exhibit 10(cb) to the Company's Form 10-K for the year ended December 31, 2008).

Exhibit 10(cc)	-	National Western Life Insurance Company Grandfathered Non-Qualified Defined Benefit Plan As Amended and Restated Effective as of December 31, 2004 (incorporated by reference to Exhibit 10(cc) to the Company's Form 10-K for the year ended December 31, 2008).

Exhibit 10(cd)	-	National Western Life Insurance Company Non-Qualified Defined Benefit Plan As Amended and Restated Effective as of January 1, 2009 (incorporated by reference to Exhibit 10(cd) to the Company's Form 10-K for the year ended December 31, 2008).

Exhibit 10(ce)	-	National Western Life Insurance Company Grandfathered Non-Qualified Deferred Compensation Plan As Amended and Restated Effective as of December 31, 2004 (incorporated by reference to Exhibit 10(ce) to the Company's Form 10-K for the year ended December 31, 2008).

Exhibit 10(cf)	-	National Western Life Insurance Company Non-Qualified Deferred Compensation Plan As Amended and Restated Effective as of January 1, 2009 (incorporated by reference to Exhibit 10(cf) to the Company's Form 10-K for the year ended December 31, 2008).

Exhibit 10(cg)	-	First Amendment to The National Western Life Insurance Company Pension Plan As Amended and Restated Effective as of January 1, 2007 (incorporated by reference to Exhibit 10(cg) to the Company's Form 10-K for the year ended December 31, 2008).

Exhibit 10(ch)	-	Amended National Western Life Insurance Company Group Excess Benefit Plan, effective May 1, 2009 (incorporated by reference to Exhibit 10(ch) to the Company's Form 10-Q for the quarter ended March 31, 2009).

Exhibit 10(ci)	-	Revolving Credit Loan Agreement with Moody National Bank (Exhibit 10(ci) to Form 8-K dated August 31, 2009).

Exhibit 10(co)	-	Amended National Western Life Insurance Company Pension Plan, effective January 1, 2008. (incorporated by reference to Exhibit 10(co) to the Company's Form 10-Q for the quarter ended March 31, 2010).

Exhibit 10(cp)	-	Management/Consultant Agreement dated March 29, 2000 by and between Regent Care Operations, Limited Partnership and Regent Management Services, Limited Partnership. (incorporated by reference to Exhibit 10(cp) to the Company's Form 10-K /A for the year ended December 31, 2010).

Exhibit 10(cq)	-	Management Agreement dated October 1, 2008 by and between Regent Care San Marcos B-3, Limited Partnership and Regent Management Services, Limited Partnership. (incorporated by reference to Exhibit 10(cq) to the Company's Form 10-K /A for the year ended December 31, 2010).

Exhibit 10(cr)	-	Administrative Services Only Agreement dated January 1, 2001 by and between National Western Life Insurance Company and American National Insurance Company (ANICO) pertaining to ANICO Excess Benefit Plan. (incorporated by reference to Exhibit 10(cr) to the Company's Form 10-K /A for the year ended December 31, 2010).

Exhibit 10(cs)	-	Premium Payment Agreement dated January 1, 2001 by and between National Western Life Insurance Company and American National Insurance Company (ANICO) pertaining to ANICO Excess Benefit Plan. (incorporated by reference to Exhibit 10(cs) to the Company's Form 10-K /A for the year ended December 31, 2010).

Exhibit 10(ct)	-	Administrative Services Only Agreement dated January 1, 2001 by and between National Western Life Insurance Company and American National Insurance Company (ANICO) pertaining to ANICO Excess Benefit Plan. (incorporated by reference to Exhibit 10(ct) to the Company's Form 10-K /A for the year ended December 31, 2010).

Exhibit 10(cu)	-	Premium Payment Agreement dated January 1, 2001 by and between National Western Life Insurance Company and American National Insurance Company (ANICO) pertaining to ANICO Excess Benefit Plan. (incorporated by reference to Exhibit 10(cu) to the Company's Form 10-K /A for the year ended December 31, 2010).

Exhibit 10(dh)	-	National Western Life Insurance Company 2014 Executive Officer Bonus Program (Exhibit 10(dh) to Form 8-K dated December 11, 2013).

Exhibit 10(di)	-	National Western Life Insurance Company 2014 Domestic Marketing Officer Bonus Program (Exhibit 10(di) to Form 8-K dated December 11, 2013).

Exhibit 10(dj)	-	National Western Life Insurance Company 2014 International Marketing Officer Bonus Program (Exhibit 10(dj) to Form 8-K dated December 11, 2013).

Exhibit 10(dk)	-	National Western Life Insurance Company 2014 Officer Bonus Program (Exhibit 10(dk) to Form 8-K dated December 11, 2013).

Exhibit 10(dl)	-	National Western Life Insurance Company 2015 Executive Officer Bonus Program (Exhibit 10(dl) to Form 8-K dated December 10, 2014).

Exhibit 10(dm)	-	National Western Life Insurance Company 2015 Domestic Marketing Officer Bonus Program (Exhibit 10(dm) to Form 8-K dated December 10, 2014).

Exhibit 10(dn)	-	National Western Life Insurance Company 2015 International Marketing Officer Bonus Program (Exhibit 10(dn) to Form 8-K dated December 10, 2014).

Exhibit 10(do)	-	National Western Life Insurance Company 2015 Officer Bonus Program (Exhibit 10(do) to Form 8-K dated December 10, 2014).

(b) Exhibits

Exhibits required by Regulation S-K are listed as to location in the Listing of Exhibits in Item 15.(a)3 above.  Exhibits not referred to have been omitted as inapplicable or not required.

(c) Financial Statement Schedules

The financial statement schedules required by Regulation S-K are listed as to location in Attachment A, Index to Consolidated Financial Statements, Notes and Schedules, on page 97 of this report.

ATTACHMENT A

All other schedules are omitted because they are not applicable, not required, or because the information required by the schedule is included elsewhere in the Consolidated Financial Statements or notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
National Western Life Group, Inc.
Austin, Texas

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of National Western Life Group, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of earnings, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three- year period ended December 31, 2021, and the related notes and schedules I (summary of investments other than investments in related parties), II (condensed financial information of registrant), IV (reinsurance information), and V (valuation and qualifying accounts) (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2022, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Future Policy Benefits

Critical Audit Matter Description

Future policy benefits consist of universal life and annuity contracts of approximately $9.0 billion and traditional life reserves of approximately $910 million at December 31, 2021. As described in Note 1, the liability for future policy benefits on traditional products is calculated using assumptions as to future mortality, interest rates and withdrawals based on the Company’s experience. The liability for future policy benefits for universal life and annuity contracts represents the contract balance. Fixed-index products combine features associated with traditional fixed annuities and universal life contracts, with the option to have interest rates linked in part to an equity index. The equity return component of such policy contracts is identified separately and accounted for at fair value as an embedded derivative. The remaining portion of these policy contracts are recorded separately as fixed annuity or universal life contracts. These contracts are recorded as discounted debt instruments that are accreted to their minimum account values at their projected maturities or termination dates using the effective yield method.

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

The value of business acquired (VOBA) is an intangible asset based upon the difference between the fair value of policyholder liabilities acquired in a business combination and the same policyholder liability measured in accordance with the Company’s accounting policies. It represents the portion of the purchase price allocated to the value of the rights to receive future cash flows from business in force at the acquisition date. VOBA is subject to recoverability testing, and is amortized following a methodology similar to that used for deferred policy acquisition costs.

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

/s/BKD, LLP
Firm ID 686

We have served as the Company’s auditor since 2014.

West Des Moines, Iowa
March 10, 2022

NATIONAL WESTERN LIFE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2021 and 2020
(In thousands)

ASSETS	2021	2020

Investments:
Debt securities available-for-sale, at fair value (cost: $8,604,250 and $9,874,543)	$9,068,946	10,770,923
Debt securities trading, at fair value (cost: $1,066,108 and $0)	1,077,438	—
Mortgage loans, net of allowance for credit losses ($2,987 and $2,486), ($8,469 and $0 at fair value)	487,304	332,521
Policy loans	71,286	74,083
Derivatives, index options	101,622	132,821
Equity securities, at fair value (cost: $16,549 and $12,069)	28,217	17,744
Other long-term investments	137,670	104,113

Total investments	10,972,483	11,432,205

Cash and cash equivalents	714,624	581,059
Deferred policy acquisition costs	569,839	382,080
Deferred sales inducements	78,136	43,845
Value of business acquired	154,499	162,968
Cost of reinsurance	89,686	102,840
Accrued investment income	84,394	88,323
Federal income tax receivable	—	10,408
Amounts recoverable from reinsurer	1,539,919	1,709,232
Other assets	126,609	135,310

Total assets	$14,330,189	14,648,270

See accompanying notes to Consolidated Financial Statements.

NATIONAL WESTERN LIFE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2021 and 2020
(In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY	2021	2020

LIABILITIES:
Future policy benefits:
Universal life and annuity contracts	$9,003,275	9,035,316
Traditional life reserves	909,712	898,103
Other policyholder liabilities	134,338	138,480
Funds withheld liability	1,485,267	1,697,591
Deferred Federal income tax liability	101,166	145,126
Federal income tax payable	2,331	—
Other liabilities	154,409	193,904

Total liabilities	11,790,498	12,108,520

COMMITMENTS AND CONTINGENCIES (Notes 5, 14, and 17)

STOCKHOLDERS' EQUITY (Note 12):
Common stock:
Class A - $0.01 par value; 7,500,000 shares authorized; 3,436,020 issued and outstanding in 2021 and 2020	34	34
Class B - $0.01 par value; 200,000 shares authorized, issued, and outstanding in 2021 and 2020	2	2
Additional paid-in capital	41,716	41,716
Accumulated other comprehensive income	215,953	395,421
Retained earnings	2,281,986	2,102,577

Total stockholders' equity	2,539,691	2,539,750

Total liabilities and stockholders' equity	$14,330,189	14,648,270

See accompanying notes to Consolidated Financial Statements.

NATIONAL WESTERN LIFE GROUP, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
For the Years Ended December 31, 2021, 2020 and 2019
(In thousands except per share amounts)

	2021	2020	2019

Premiums and other revenues:
Universal life and annuity contract charges	$134,254	145,405	149,721
Traditional life premiums	90,043	92,542	90,248
Net investment income	562,530	417,202	555,492
Other revenues	22,314	18,522	17,486
Net realized investment gains:
Total other-than-temporary impairment (“OTTI”) gains (losses)	—	5	(7,838)
Portion of OTTI (gains) losses recognized in other comprehensive income	—	(5)	(9)
Net OTTI losses recognized in earnings	—	—	(7,847)
Other net investment gains	14,950	21,071	14,088
Total net realized investment gains	14,950	21,071	6,241

Total revenues	824,091	694,742	819,188

Benefits and expenses:
Life and other policy benefits	187,577	131,337	137,342
Amortization of deferred transaction costs	69,461	140,503	116,802
Universal life and annuity contract interest	213,184	206,250	295,330
Other operating expenses	126,612	104,584	104,558

Total benefits and expenses	596,834	582,674	654,032

Earnings before Federal income taxes	227,257	112,068	165,156

Federal income taxes	46,576	19,756	33,540

Net earnings	$180,681	92,312	131,616

Basic Earnings Per Share:
Class A	$51.10	26.11	37.22
Class B	$25.55	13.05	18.61

Diluted Earnings Per Share:
Class A	$51.10	26.11	37.22
Class B	$25.55	13.05	18.61
See accompanying notes to Consolidated Financial Statements.

NATIONAL WESTERN LIFE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2021, 2020 and 2019
(In thousands)

	2021	2020	2019

Net earnings	$180,681	92,312	131,616

Other comprehensive income (loss), net of effects of deferred costs and taxes:
Unrealized gains (losses) on securities:
Net unrealized holding gains (losses) arising during period	(179,587)	352,561	96,954
Net unrealized liquidity gains (losses)	—	6	3
Reclassification adjustment for net amounts included in net earnings	(12,934)	(4,485)	3,997

Net unrealized gains (losses) on securities	(192,521)	348,082	100,954

Foreign currency translation adjustments	(16)	15	524

Benefit plans:
Amortization of net prior service cost and net gain (loss)	13,069	(12,784)	(4,355)

Other comprehensive income (loss)	(179,468)	335,313	97,123

Comprehensive income	$1,213	427,625	228,739

See accompanying notes to Consolidated Financial Statements.

NATIONAL WESTERN LIFE GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2021, 2020 and 2019
(In thousands)

	2021	2020	2019

Common stock:
Balance at beginning of period	$36	36	36

Balance at end of period	36	36	36

Additional paid-in capital:
Balance at beginning of period	41,716	41,716	41,716

Balance at end of period	41,716	41,716	41,716

Accumulated other comprehensive income:
Unrealized gains (losses) on non-impaired securities:
Balance at beginning of period	418,741	70,665	(30,286)
Change in unrealized gains (losses) during period	(192,521)	348,076	100,951

Balance at end of period	226,220	418,741	70,665

Unrealized losses on impaired held-to-maturity securities:
Balance at beginning of period	—	(4)	(7)
Amortization	—	4	7
Change in shadow deferred policy acquisition costs	—	(2)	(4)
Disposals of previously impaired securities	—	2	—

Balance at end of period	—	—	(4)

Unrealized losses on impaired available-for-sale securities:
Balance at beginning of period	—	(2)	(2)
Other-than-temporary impairments, non-credit, net of tax	—	—	—
Change in shadow deferred policy acquisition costs	—	—	—
Cumulative change in accounting principle (see Note 1)	—	2	—

Balance at end of period	—	—	(2)

		(Continued on Next Page)

NATIONAL WESTERN LIFE GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2021, 2020 and 2019
(In thousands)

	2021	2020	2019

Foreign currency translation adjustments:
Balance at beginning of period	5,116	5,101	4,577
Change in translation adjustments during period	(16)	15	524

Balance at end of period	5,100	5,116	5,101

Benefit plan liability adjustment:
Balance at beginning of period	(28,436)	(15,652)	(11,297)
Amortization of net prior service cost and net gain (loss), net of tax	13,069	(12,784)	(4,355)

Balance at end of period	(15,367)	(28,436)	(15,652)

Accumulated other comprehensive income at end of period	215,953	395,421	60,108

Retained earnings:
Balance at beginning of period (1)	2,102,577	2,014,570	1,884,227
Reclassification from accumulated other comprehensive income (see Note 1)	—	(3,032)	—
Net earnings	180,681	92,312	131,616
Stockholder dividends	(1,272)	(1,273)	(1,273)

Balance at end of period	2,281,986	2,102,577	2,014,570

Total stockholders' equity	$2,539,691	2,539,750	2,116,430

(1) The 2019 beginning balance was revised by $11.8 million. See Note (1).

See accompanying notes to Consolidated Financial Statements.

NATIONAL WESTERN LIFE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2021, 2020 and 2019
(In thousands)

	2021	2020	2019

Cash flows from operating activities:
Net earnings	$180,681	92,312	131,616
Adjustments to reconcile net earnings to net cash provided by operating activities:
Universal life and annuity contract interest	213,184	206,250	295,330
Surrender charges and other policy revenues	(26,315)	(26,623)	(32,909)
Realized (gains) losses on investments	(14,950)	(21,071)	(6,241)
Accretion/amortization of discounts and premiums, investments	1,846	3,371	2,264
Depreciation and amortization	13,001	11,903	11,677
Increase (decrease) in estimated credit losses on investments	501	(2,027)	—
(Increase) decrease in value of debt securities trading	(11,331)	—	—
(Increase) decrease in value of equity securities	(6,369)	937	(4,051)
(Increase) decrease in value of derivative options	(120,717)	(14,754)	(123,207)
(Increase) decrease in deferred policy acquisition and sales inducement costs, and value of business acquired	(25,594)	82,897	69,176
(Increase) decrease in accrued investment income	3,929	4,975	9,157
(Increase) decrease in reinsurance recoverable	169,313	728	(7,512)
(Increase) decrease in cost of reinsurance	13,154	—	—
(Increase) decrease in other assets	(6,017)	(620)	(5,236)
Increase (decrease) in liabilities for future policy benefits	114,873	14,138	13,758
(Decrease) increase in other policyholder liabilities	(4,142)	10,873	(21,955)
(Decrease) increase in Federal income tax liability	12,739	(14,156)	21,580
Increase (decrease) in deferred Federal income tax	3,746	20,031	(25,294)
Increase (decrease) in funds withheld liability	(212,324)	—	—
(Decrease) increase in other liabilities	(22,383)	3,907	876

Net cash provided by operating activities	276,825	373,071	329,029

Cash flows from investing activities:
Proceeds from sales of:
Debt securities available-for-sale	1,221,308	—	87,298
Other investments	38,975	9,198	30,082
Proceeds from maturities, redemptions, and prepayments of:
Debt securities held-to-maturity	—	960,360	700,759
Debt securities available-for-sale	1,520,734	334,397	295,026
Debt securities trading	61,313	—	—
Other investments	22,597	13,715	6,263
Derivatives, index options	197,877	106,451	52,768

		(Continued on Next Page)

NATIONAL WESTERN LIFE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2021, 2020 and 2019
(In thousands)

	2021	2020	2019

Purchases of:
Debt securities held-to-maturity	—	(544,092)	(257,928)
Debt securities available-for-sale	(1,382,318)	(297,998)	(187,570)
Debt securities trading	(1,140,965)	—	—
Equity securities	(15,265)	(1,395)	(1,342)
Derivatives, index options	(47,383)	(62,568)	(77,381)
Other investments	(57,153)	(52,944)	(7,315)
Property, equipment, and other productive assets	(9,977)	(12,106)	(2,844)
Payment to acquire businesses, net of cash acquired	—	—	(189,121)
Principal payments on mortgage loans	28,847	14,814	47,755
Cost of mortgage loans acquired	(183,601)	(80,220)	(121,420)
(Increase) decrease in policy loans	2,797	5,925	2,844
Other (increases) decreases to funds withheld	(77,191)	—	—

Net cash provided by investing activities	180,595	393,537	377,874

Cash flows from financing activities:
Dividends on common stock	(1,272)	(1,273)	(1,273)
Deposits to account balances for universal life and annuity contracts	610,357	501,867	405,236
Return of account balances on universal life and annuity contracts	(932,531)	(939,309)	(989,980)
Borrowings under line of credit agreement	—	—	75,000
Principal payments on line of credit borrowings	—	—	(75,000)
Principal payments under finance lease obligation	(389)	(378)	—

Net cash provided by (used in) financing activities	(323,835)	(439,093)	(586,017)

Effect of foreign exchange	(20)	19	663

Net increase (decrease) in cash, cash equivalents, and restricted cash	133,565	327,534	121,549
Cash, cash equivalents, and restricted cash at beginning of year	581,059	253,525	131,976

Cash, cash equivalents, and restricted cash at end of year	$714,624	581,059	253,525

NATIONAL WESTERN LIFE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2021, 2020 and 2019
(In thousands)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$75	75	271
Income taxes	$30,043	13,980	37,153

Noncash operating activities:
Net deferral and amortization of sales inducements	$4,355	(12,464)	(17,195)
Establishment of funds withheld liability (see Note 5)	$—	1,697,591	—
Deferred cost of reinsurance (see Note 5)	$—	102,840	—

Noncash investing activities:
Contingent consideration to acquire businesses	$—	—	3,700
Exchange of debt securities available-for-sale for equity securities	—	—	2,452
Exchange of debt securities available-for-sale	—	—	782
Exchange of debt securities trading	$4,800	—	—
Right of use asset obtained in exchange for finance lease liability	$1,422	—	—

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

The table below shows the unrealized gains and losses on available-for-sale securities that were reclassified out of accumulated other comprehensive income for the years ended December 31, 2021, 2020 and 2019.

Affected Line Item In the Consolidated Statements of Earnings	Amount Reclassified from Accumulated Other Comprehensive Income
	Years Ended December 31,
	2021	2020	2019
	(In thousands)

Other net investment gains	$16,372	5,677	2,787
Net OTTI losses recognized in earnings	—	—	(7,847)
Earnings (loss) before Federal income taxes	16,372	5,677	(5,060)
Federal income taxes (benefit)	3,438	1,192	(1,063)

Net earnings (loss)	$12,934	4,485	(3,997)

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

As a result of executing a funds withheld coinsurance agreement at December 31, 2020, the Company implemented accounting policies related to trading debt securities in its financial statements. Trading securities represent debt securities that are included in the fund assets withheld as part of the funds withheld coinsurance agreement to support the policyholder liability obligations ceded to the reinsurer. Trading debt securities are reported in the accompanying Consolidated Financial Statements at their fair values with changes in their values reflected as a component of Net investment income in the Consolidated Statements of Earnings. Since these trading debt securities pertain to investment activities related to coinsurance agreements rather than as an income strategy based on active trading, they are classified as investing activities in the Consolidated Statements of Cash Flows.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As further disclosed under Accounting Standards and Changes in Accounting in this note, the Company adopted new accounting guidance for credit loss recognition of debt securities in the held-to-maturity category as of January 1, 2020. Under this guidance, the Company employed a cohort cumulative loss rate method in estimating current expected credit losses with respect to its held-to-maturity debt securities. This method applies publicly available industry wide statistics of default incidence by defined segmentations of debt security investments combined with future assumptions regarding economic conditions (i.e. GDP forecasts) both in the near term and the long term. The Company utilized Moody's loss rates by industry type and credit ratings and applied them to each major bond category. These bond categories were further segmented by credit ratings and by maturities of two years and less and more than two years.

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

Alternative Investments

The Company invests in certain non-fixed income, alternative investments in the form of limited partnerships or similar legal structures (i.e. investment funds). The Company does not have a controlling interest and is not the primary beneficiary for any of its alternative investments; accordingly, these investments are accounted for using the equity method of accounting where the cost is recorded as an investment in the fund. Adjustments to the carrying amount reflect the pro rata ownership percentage of the operating results as indicated by the net asset value in the investment fund financial statements, which can be done on a lag of up to three months when investee information is not received in a timely manner. Alternative investments are reported in other long-term investments in the Consolidated Balance Sheets. The proportionate share of investment fund income is reported as a component of Net investment income in the Consolidated Statements of Earnings.

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

The Company purchases over-the-counter index options, which are derivative financial instruments, to hedge the equity return component of its index annuity and life products. The amounts which may be credited to policyholders are linked, in part, to the returns of the underlying index. The index options act as hedges to match closely the returns on the underlying index. Cash is exchanged upon purchase of the index options and no principal or interest payments are made by either party during the option periods, typically one year. Upon maturity or expiration of the options, cash is paid to the Company based on the underlying index performance and terms of the contract. As a result, amounts credited to policyholders' account balances are substantially offset by changes in the value of the options.

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

Although there is credit risk in the event of nonperformance by counterparties to the index options, the Company does not expect any counterparties to fail to meet their obligations, given their high credit ratings. In addition, credit support agreements are in place with all counterparties for option holdings in excess of specific limits, which further reduces the Company's credit exposure.  At December 31, 2021 and 2020, the fair value of index options owned by the Company totaled $101.6 million and $132.8 million, respectively. Of these amounts, $54.4 million and $71.0 million represent net unrealized gains on the options held at December 31, 2021 and 2020, respectively.

Additionally, effective December 31, 2020, the Company is a party to a coinsurance funds withheld reinsurance agreement under which identified assets are maintained in a funds withheld account. Under terms of the coinsurance funds withheld agreement, while the assets are withheld, the associated interest and credit risk of these assets are transferred to the reinsurer creating an embedded derivative on reinsurance in the funds withheld liability. Accordingly the Company is required to bifurcate the embedded derivative from the host contract in accordance with ASC 815-15. The bifurcated embedded derivative on reinsurance is computed as the fair value unrealized gain (loss) on the underlying funds withheld assets. This amount is included as a component of the funds withheld liability on the Consolidated Balance Sheets, with changes in the embedded derivative on reinsurance reported in the Net investment income in the Consolidated Statements of Earnings. The embedded derivative on reinsurance is classified as a Level 2 financial instrument in the fair value hierarchy because its valuation input is the fair value market adjustments on the underlying Level 2 debt securities. See Note (4) Fair Values of Financial Instruments for further details of fair value disclosures. In the Consolidated Statements of Cash Flows, changes in the funds withheld liability are reported in operating activities. Realized gains on funds withheld assets are transferred to the reinsurer and reported as investing activities in the Consolidated Statements of Cash Flows. The value of the embedded derivative at December 31, 2021 and 2020 was $84.7 million and $0.0 million, respectively.

Mortgage Loans and Other Long-term Investments

Mortgage loans and other long-term investments are primarily stated at cost, less unamortized discounts, deferred fees, and allowances for possible losses. Mortgage loans made by the reinsurer under the funds withheld reinsurance agreement are reported at fair value. Policy loans are stated at their aggregate unpaid balances. Real estate is stated at the lower of cost or fair value less estimated costs to sell.

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

Prior to January 1, 2020, impaired loans were those loans where it is probable that all amounts due according to contractual terms of the loan agreement would not be collected. The Company identified these loans through its normal loan review procedures. Impaired loans included: 1) nonaccrual loans, 2) loans which were 90 days or more past due, unless they were well secured and were in the process of collection, and 3) other loans which management believed were impaired.  Impaired loans were measured based on: 1) the present value of expected future cash flows discounted at the loan's effective interest rate, 2) the loan's observable market price, or 3) the fair value of the collateral if the loan is collateral dependent. When the Company had loans considered impaired substantially all were measured at the fair value of the collateral. In limited cases, the Company used other methods to determine the level of impairment of a loan if such loan was not collateral dependent. Mortgage loans were placed on non-accrual status if there were concerns regarding the collectability of future payments. Interest income on non-performing loans is generally recognized on a cash basis. Once mortgage loans were classified as nonaccrual loans, the resumption of the interest accrual would commence only after all past due interest had been collected or the mortgage loan had been restructured such that the collection of interest was considered likely.

Accrued Investment Income

The accrual of investment income on invested assets is discontinued when it is determined that it is probable that the income will not be collected.

Realized Gains and Losses on Investments

Realized gains and losses for securities available-for-sale, securities held-to-maturity, and trading securities are included in earnings and are derived using the specific identification method for determining the cost of securities sold or called.  Prepayment penalty fees received from issuers that call their securities before maturity are excluded from the calculation of realized gain or loss and are included as a component of investment income. After an OTTI write down of fixed maturities due to a credit-only impairment, the cost basis is not adjusted for subsequent recoveries in fair value. For fixed maturities for which a reasonable estimate of future cash flows are available after a write down, the discount or reduced premium recorded, based on the new cost basis, is amortized over the remaining life of the security. Amortization in this instance is computed using the prospective method and the current estimate of the amount and timing of future cash flows.

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

Deferred Policy Acquisition Costs, Deferred Sales Inducements, Value of Business Acquired, and Cost of Reinsurance

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

The value of insurance in force business acquired ("VOBA") is a purchase accounting convention for life insurance companies in business combinations based upon an actuarial determination of the difference between the fair value of policy liabilities acquired and the same policyholder liabilities measured in accordance with the acquiring company's accounting policies. The difference, referred to as VOBA, is an intangible asset subject to periodic amortization. It represents the portion of the purchase price allocated to the value of the rights to receive future cash flows from the business in force at the acquisition date. The Company began performing recoverability testing in 2020 of value business acquired.

At December 31, 2020, the Company recorded as an asset on the Consolidated Balance Sheet a deferred Cost of Reinsurance ("COR") amount of $102.8 million associated with the funds withheld reinsurance transaction. This represents the amount of assets transferred at the closing date of the funds withheld agreement (debt securities, policy loans, and cash) in excess of the GAAP liability ceded plus a $48.0 million ceding commission paid to the reinsurer. The COR balance is amortized commensurate with the runoff of the ceded block of funds withheld business and the amortization expense reported in the Consolidated Statements of Earnings.

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

Under the funds withheld reinsurance agreement, funds withheld assets consist of a segregated portfolio of cash and invested assets which is sufficient to support the current balance of statutory reserves. The fair value of the funds withheld is recorded as a funds withheld liability and any excess or shortfall in relation to statutory reserves is settled periodically. Refer to Note (5) Reinsurance for more information.

Other Assets

Other assets include property and equipment, primarily comprised of capitalized software costs, furniture and equipment and leasehold improvements, which are reported at cost less allowances for depreciation and amortization. Costs incurred in the preliminary stages of developing internal-use software as well as costs incurred post-implementation for maintenance are expensed. Capitalization of internal-use software costs occurs after management has authorized the project and it is probable that the software will be used as intended. Amortization of software costs begins after the software has been placed in production. Depreciation and amortization expense is computed primarily using the straight-line method over the estimated useful lives of the assets, which range from 3 to 39 years. Leasehold improvements are amortized over the lesser of the economic useful life of the improvement or the term of the lease. Capitalized software, property, and equipment had a carrying value of $165.3 million at December 31, 2021 and $155.9 million at December 31, 2020, and accumulated depreciation and amortization of $84.0 million at December 31, 2021 and $72.6 million at December 31, 2020. Depreciation and amortization expense for capitalized software, furniture and equipment, and leasehold improvements was $13.0 million, $11.9 million, and $10.7 million in 2021, 2020, and 2019, respectively.

Other assets also include goodwill at December 31, 2021 and 2020 of $13.9 million related to the excess of the amounts paid to acquire companies over the fair value of other net tangible and intangible assets acquired. It represents the future economic benefits arising from assets acquired and liabilities assumed that could not be individually identified. Goodwill is not amortized but is subject to annual impairment analysis at the same time each year or more frequently if indicators are present. The Company annually reviews its goodwill balance to determine if indicators suggest an impairment may have occurred and would suggest the value has declined below the carrying value of goodwill. Refer to Note (7) Goodwill and Specifically Identifiable Intangible Assets for further information.

Other assets at December 31, 2021 and 2020 further include $7.5 million and $8.2 million, respectively, of identifiable intangible assets acquired in a business combination. These intangible assets include trademarks and trade names, internally developed software, and various insurance licenses. Identifiable intangible assets are being amortized using a straight-line method over their estimated useful lives.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues for interest sensitive universal life and annuity products consist of policy charges for the cost of insurance asset charges, administration charges, amortization of policy initiation fees and surrender charges assessed against policyholder account balances. The timing of revenue recognition as it relates to these charges and fees is determined based on the nature of such charges and fees. Policy charges for the cost of insurance, asset charges and policy administration charges are assessed on a daily or monthly basis and are recognized as revenue when assessed and earned. Certain policy initiation fees that represent compensation for services to be provided in the future are reported as unearned revenue and recognized in income over the periods benefited. Surrender charges are determined based upon contractual terms and are recognized upon surrender of a contract. Policy benefits and claims charged to expense include interest amounts credited to policyholder account balances and benefit claims incurred in excess of policyholder account balances during the period. Amortization of DPAC, DSI, VOBA, and COR balances are recognized as expense over the life of the underlying policies. All insurance-related revenues, benefits and expenses are reported net of reinsurance ceded. The cost of reinsurance ceded is recognized over the contract periods of the reinsurance agreements.

Comprehensive Income

Comprehensive income includes net income, as well as other comprehensive income items not recognized through net income. Other comprehensive income includes unrealized gains and losses on available-for-sale securities as well as the underfunded obligations for certain retirement and postretirement benefit plans. These items are included in accumulated other comprehensive income, net of tax and other offsets, in stockholders’ equity. The changes in unrealized gains and losses reported in the Consolidated Statements of Comprehensive Income (Loss), excludes net investment gains and losses included in net income that represent transfers from unrealized to realized gains and losses. These transfers are further discussed in Note (2) Investments. The components of the underfunded obligation for certain retirement and postretirement benefit plans are provided in Note (14) Pension and Other Postretirement Plans.

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

Accounting Standards and Changes in Accounting

Recent accounting pronouncements not yet adopted

In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-12 Financial Services-Insurance (Topic 944) - Targeted Improvements to the Accounting for Long-Duration Contracts ("LDTI"). This update pertains to long-duration contracts and improving the timeliness of recognizing changes in the liability for future policy benefits, simplifying accounting for certain market-based options, simplifying the amortization of deferred policy acquisition costs, and improving the effectiveness of required disclosures. Amendments include the following:

A. Require an insurance entity to (1) review and update assumptions used to measure cash flows at least annually (with changes recognized in net income) and (2) update discount rate assumptions at each quarterly reporting date with the impact recognized in other comprehensive income ("OCI").

B. Require an insurance entity to measure all market risk benefits, which are contracts or contract features that provide protection to the policyholder from capital market risk, associated with deposit (i.e. account balance) contracts at fair value. The periodic change in fair value attributable to change in instrument-specific credit risk is recognized in OCI.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

C. Simplify amortization of deferred policy acquisition costs and other balances amortized in proportion to premiums, gross profits, or gross margins and require those balances be amortized on a constant basis over the expected term of the related contracts. Deferred policy acquisition costs are required to be written off for unexpected contract terminations but are not subject to impairment testing.

D. Require an insurance entity to add disclosures of disaggregated rollforwards of significant insurance liabilities and other account balances (i.e. beginning to ending balances of the liability for future policy benefits, policyholder account balances, market risk benefits, separate account liabilities, and deferred acquisition costs). The insurance entity must also disclose information about significant inputs, judgments, assumptions, and methods used in measurement, including changes in those inputs, judgments, and assumptions, and the effect of those changes on measurement.

In November 2020, the FASB released ASU 2020-11 Financial Services – Insurance (Topic 944). The amendments in this update deferred the effective date of adoption of ASU 2018-12 for all entities by one year. In particular, for publicly traded business entities, adoption of LDTI was made effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Accordingly, the Company's required adoption date is January 1, 2023. To date, the Company has: (1) performed a preliminary gap analysis identifying contracts and contract features in scope of this guidance, (2) identified the actuarial models, systems and processes to be updated, (3) identified and gathered cash flow data to be extracted from the Company's policy administrative systems necessary for implementation of this standard, (4) developed valuation models specific to LDTI for valuation date calculations integrating historical cash flows, and (5) established work streams for evaluating and finalizing key accounting policies, determining the impact to financial reporting charts of account, and developing the format and content of the new required disclosures.

Adoption of this standard will significantly change the accounting and reporting for the Company's insurance and annuity products. As the Company progresses through its implementation of the requirements of the standard, it will be better able to assess the impact to its Consolidated Financial Statements.

Accounting pronouncements adopted
In December 2019, the FASB issued ASU 2019-12 Income Taxes - Simplifying the Accounting for Income Taxes (Topic 740), which simplifies various aspects of the income tax accounting guidance and is applied using different approaches depending on the specific amendment. The amendments were effective for fiscal periods beginning after December 15, 2020. The adoption of this ASU did not have a material impact on the results of operations or financial position of the Company.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)  INVESTMENTS

(A)  Investment Income

The major components of net investment income are as follows:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)

Gross investment income:
Debt and equity securities	$309,082	373,479	403,372
Mortgage loans	20,155	13,162	12,595
Policy loans	2,667	3,361	3,539
Short-term investments	293	2,160	2,974
Other investment assets	16,321	12,698	13,057

Total investment income	348,518	404,860	435,537
Less investment expenses	2,762	2,412	3,252

Net investment income (excluding derivatives and trading securities)	345,756	402,448	432,285
Index option derivative gain	120,718	14,754	123,207
Embedded derivative on reinsurance	84,725	—	—
Trading securities market adjustments	11,331	—	—

Net investment income	$562,530	417,202	555,492

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

The Company targets a minimum specified yield on mortgage loan investments determined by reference to currently available debt security instrument yields plus a desired amount of incremental basis points. A low interest rate environment and a competitive marketplace, more recently resulted in fewer loan opportunities being available that met the Company's required rate of return. During 2020, mortgage loan originations were further impeded by the COVID-19 pandemic and its effects upon the commercial real estate market. As stabilization returned to the commercial real estate market, the Company directed resources and effort towards expanding its mortgage loan investment portfolio. Mortgage loans originated by the Company totaled $183.6 million and $80.2 million for the years 2021 and 2020, respectively.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans in foreclosure, loans considered impaired or loans past due 90 days or more are placed on a non-accrual status.  If a mortgage loan is determined to be on non-accrual status, the mortgage loan does not accrue any revenue into the Consolidated Statements of Earnings. The loan is independently monitored and evaluated as to potential impairment or foreclosure. If delinquent payments are made and the loan is brought current, then the Company returns the loan to active status and accrues income accordingly. The Company has no loans past due 90 days which are accruing interest. As a result of the economic climate change induced by the COVID-19 virus, during 2020 various mortgage loan borrowers of the Company requested a temporary forbearance of principal payments on loans in the range of three to nine months. There were eight loans representing an aggregate principal balance of $29.2 million with borrowers meeting specified criteria of the Company that forbearance terms were agreed to. At December 31, 2020, only one of these loans with a principal balance of $4.7 million remained in forbearance. All forbearance loans returned to the terms of the original loan agreements during the first quarter of 2021.

Included in the mortgage loan investment balance at December 31, 2021, are three mortgage loan investments made by the reinsurer under the funds withheld reinsurance agreement totaling $8.5 million. Similar to trading debt securities, these loans are reported at fair market values in order to allow the market value fluctuation to be recorded directly in the Consolidated Statements of Earnings and to offset the embedded derivative liability change due to market value fluctuations.

The Company held net investments in mortgage loans, after allowances for credit losses, totaling $487.3 million and $332.5 million at December 31, 2021 and 2020, respectively.  The diversification of the portfolio by geographic region, property type, and loan-to-value ratio was as follows:

	December 31, 2021		December 31, 2020
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Geographic Region:
West South Central	$237,644	48.5	$201,501	60.1
East North Central	61,397	12.6	16,478	4.9
South Atlantic	81,847	16.7	51,857	15.5
East South Central	20,069	4.1	27,590	8.2
West North Central	12,213	2.5	12,423	3.7
Pacific	13,800	2.8	6,228	1.9
Middle Atlantic	36,296	7.4	1,975	0.6
Mountain	26,613	5.4	16,955	5.1
Gross balance	489,879	100.0	335,007	100.0

Market value adjustment	412	0.1	—	—
Allowance for credit losses	(2,987)	(0.6)	(2,486)	(0.7)

Totals	$487,304	99.5	$332,521	99.3

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2021		December 31, 2020
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Property Type:
Retail	$164,895	33.7	$92,173	27.5
Office	142,824	29.2	111,735	33.3
Storage facility	73,401	15.0	53,591	16.0
Industrial	34,212	7.0	29,131	8.7
Hotel	23,748	4.8	8,372	2.5
Land/lots	4,597	0.9	4,680	1.4
Apartments	38,920	7.9	29,743	8.9
Residential	1,905	0.4	—	—
All other	5,377	1.1	5,582	1.7
Gross balance	489,879	100.0	335,007	100.0

Market value adjustment	412	0.1	—	—
Allowance for credit losses	(2,987)	(0.6)	(2,486)	(0.7)

Totals	$487,304	99.5	$332,521	99.3

	December 31, 2021		December 31, 2020
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Loan-to-Value Ratio (1):
Less than 50%	$100,806	20.6	$66,635	19.9
50% to 60%	128,191	26.2	64,536	19.3
60% to 70%	202,670	41.3	153,414	45.8
70% to 80%	58,212	11.9	50,422	15.0
80% and above	—	—	—	—
Gross balance	489,879	100.0	335,007	100.0

Market value adjustment	412	0.1	—	—
Allowance for credit losses	(2,987)	(0.6)	(2,486)	(0.7)

Totals	$487,304	99.5	$332,521	99.3

(1)  Loan-to-Value Ratio is determined using the most recent appraised value. Appraisals are required at the time of funding and may be updated if a material change occurs from the original loan agreement.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Market value adjustments are recorded for mortgage loan investments for which the Company has elected to measure the loan at fair value. During the year ended December 31, 2021, the investment manager associated with the funds withheld coinsurance agreement arrangement executed several mortgage loan investments for the funds withheld assets under the reinsurance treaty. The Company has elected fair value measurement for these mortgage loans, which are included in the funds withheld portfolio.

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

Effective January 1, 2020, the Company implemented FASB ASU 2016-13, Financial Instruments-Credit Losses, which revised the credit loss criteria for certain financial assets. The guidance replaced the existing incurred loss recognition model with an expected loss recognition model ("CECL"). Previously, mortgage loans were considered impaired when, based on current information and events, it was probable that the Company would be unable to collect all amounts due according to the contractual terms of the loan agreement. When it was determined that a loan was impaired, a loss was recognized for the difference between the carrying amount of the mortgage loan and the estimated value reduced by the cost to sell. Estimated value was typically based on the loan's observable market price or the fair value of the collateral less cost to sell. The objective of the CECL model is for the reporting entity to recognize its estimate of current expected credit losses for affected financial assets in a valuation allowance deducted from the amortized cost basis of the related financial assets that results in presenting the net carrying value of financial assets at the amount expected to be collected.

For mortgage loan investments the Company employed the Weighted Average Remaining Maturity ("WARM") method in estimating current expected losses with respect to mortgage loan investments as of January 1, 2020 and each succeeding calendar quarter-end thereafter. The WARM method applies publicly available data of default incidence of commercial real estate properties by several defined segmentations combined with future assumptions regarding economic conditions (i.e. GDP forecasts) both in the near term and the long term. Under this new accounting guidance, at January 1, 2020 a balance of $1.2 million was recorded for mortgage loan investments which incorporated the previous year-end balance under the prior accounting method. The adjustment resulted in a charge to retained earnings as a change in accounting, net of tax, of $0.4 million. Subsequent changes in the allowance for current expected credit losses are reported in net investment income in the Consolidated Statements of Earnings.

The following table represents the mortgage loan allowance for credit losses.

	Years Ended December 31,
	2021	2020
	(In thousands)

Mortgage Loans Allowance for Credit Losses:
Balance, beginning of the period	$2,486	675
Impact of adoption of new accounting guidance	—	504
Provision during the period	501	1,307
Releases	—	—

Balance, end of period	$2,987	2,486

The Company does not recognize interest income on loans past due 90 days or more. The Company had no mortgage loans past due six months or more at December 31, 2021, 2020 and 2019.  There was no interest income not recognized in 2021, 2020 or 2019.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The contractual maturities of mortgage loan principal balances at December 31, 2021 and 2020 were as follows:

	December 31, 2021		December 31, 2020
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Principal Balance by Contractual Maturity:
Due in one year or less	$13,422	2.7	$4,208	1.3
Due after one year through five years	127,766	26.1	60,826	18.1
Due after five years through ten years	222,444	45.4	154,787	46.1
Due after ten years through fifteen years	115,313	23.5	107,662	32.1
Due after fifteen years	11,280	2.3	7,977	2.4

Totals	$490,225	100.0	$335,460	100.0

The Company's direct investments in real estate investments are not a significant portion of its total investment portfolio. These investments totaled approximately $28.6 million at December 31, 2021 and $33.8 million at December 31, 2020, and consist primarily of income-producing properties which are being operated by a wholly owned subsidiary of National Western.  Included in the amount at December 31, 2020 was a surface parking property owned by Ozark National in Kansas City, Missouri which it contracted out for rent. The value of this real estate investment was appraised at $4.3 million at January 31, 2019 as part of the purchase accounting done as of that date. During 2021, Ozark National sold its home office properties, including the surface parking property. The Company recognized operating income on its direct investments in real estate of approximately $2.9 million, $2.9 million and $2.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. The Company had real estate investments that were non-income producing for the preceding twelve months totaling $0.1 million, $0.4 million, and $0.4 million at December 31, 2021, 2020 and 2019, respectively.

Net real estate loss for the year ended December 31, 2021 was related to the Ozark National sale of its home office, parking garage and parking lot all located in Kansas City, Missouri at a net realized loss of $1.4 million. Net real estate gains for the year ended December 31, 2020 were $2.7 million, and related to the sale of a property located in Travis County Texas. Included in net realized investment gains during 2019 are the sale of the Company's former home office facility in Austin, Texas at a gain of $3.2 million and the sale of the Company's two nursing home facilities at a net gain of $3.7 million.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(C)  Debt Securities

The table below presents amortized costs and fair values of debt securities available-for-sale at December 31, 2021.

	Debt Securities Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
	(In thousands)

Debt securities:
U.S. Agencies	$43,472	1,071	—	44,543	—
U.S. Treasury	2,469	21	—	2,490	—
States and political subdivisions	479,148	27,733	(921)	505,960	—
Foreign governments	62,979	293	(881)	62,391	—
Public utilities	745,359	39,919	(309)	784,969	—
Corporate	6,322,471	391,287	(12,805)	6,700,953	—
Commercial mortgage-backed	27,016	741	—	27,757	—
Residential mortgage-backed	530,702	18,921	—	549,623	—
Asset-backed	390,634	2,123	(2,497)	390,260	—

Totals	$8,604,250	482,109	(17,413)	9,068,946	—

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents amortized costs and fair values of debt securities available-for-sale at December 31, 2020.

	Debt Securities Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
U.S. Agencies	$72,945	$2,496	$—	75,441
U.S. Treasury	3,152	126	$—	3,278
States and political subdivisions	$528,266	37,909	(86)	566,089
Foreign governments	11,115	334	—	11,449
Public utilities	831,990	77,920	—	909,910
Corporate	7,376,104	727,470	(4,601)	8,098,973
Commercial mortgage-backed	30,108	1,363	—	31,471
Residential mortgage-backed	902,974	50,970	(156)	953,788
Asset-backed	117,889	2,635	—	120,524

Totals	$9,874,543	$901,223	$(4,843)	$10,770,923

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

The Company held below investment grade debt securities totaling $153.0 million and $303.5 million at December 31, 2021 and 2020, respectively. These amounts represent 1.4% and 2.7% of total invested assets for December 31, 2021 and 2020, respectively. Below investment grade holdings are the result of credit rating downgrades subsequent to purchase, as the Company only invests in high quality securities with ratings quoted as investment grade. Below investment grade securities generally have greater default risk than higher rated corporate debt. The issuers of these securities are usually more sensitive to adverse industry or economic conditions than are investment grade issuers.

For the years ended December 31, 2021, December 31, 2020 and 2019, the Company recorded net realized gains totaling $15.0 million, $21.1 million and $6.2 million, respectively, related to the disposition of investment securities and real estate.

Debt securities balances at December 31, 2021 and 2020 include Ozark National holdings of $823.0 million and $811.6 million in available-for-sale, respectively. As part of the acquisition of Ozark National effective January 31, 2019 the Company employed purchase accounting procedures in accordance with GAAP which revalued the acquired investment portfolio to their fair values as of the date of the acquisition. These fair values became the book values for Ozark National from that point going forward.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the gross unrealized losses and fair values of the Company's available-for-sale investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2021.

	Debt Securities Available-For-Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
States and political subdivisions	$38,853	(779)	1,790	(142)	40,643	(921)
Foreign governments	31,862	(881)	—	—	31,862	(881)
Public utilities	15,286	(309)	—	—	15,286	(309)
Corporate bonds	541,974	(11,378)	25,319	(1,427)	567,293	(12,805)
Asset-backed	188,960	(2,497)	—	—	188,960	(2,497)

Total	$816,935	(15,844)	27,109	(1,569)	844,044	(17,413)

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

Unrealized losses increased in 2021 from 2020 amounts primarily as a result of an increase in market interest rate levels during 2021.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair value of investments in debt securities at December 31, 2021, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Debt Securities Available-for-Sale
	Amortized Cost	Fair Value
	(In thousands)

Due in 1 year or less	$256,576	258,754
Due after 1 year through 5 years	3,198,107	3,353,853
Due after 5 years through 10 years	2,205,479	2,355,857
Due after 10 years	1,995,736	2,132,842
	7,655,898	8,101,306

Mortgage and asset-backed securities	948,352	967,640

Total before allowance for credit losses	8,604,250	9,068,946

Allowance for credit losses	—	—

Total	$8,604,250	9,068,946

The Company uses the specific identification method in computing realized gains and losses.  The table below presents realized gains and losses for the periods indicated.

	Years Ended December 31,
	2021	2020	2019
	(In thousands)

Available-for-sale debt securities:
Realized gains on disposal	$16,377	5,677	3,798
Realized losses on disposal	(5)	—	(1,011)
Held-to-maturity debt securities:
Realized gains on redemption	—	12,734	4,390
Realized losses on redemption	—	(1)	—
Real estate	(1,421)	2,661	6,911
Mortgage loans	—	—	—
Other	(1)	—	—

Totals	$14,950	21,071	14,088

Disposals in the held-to-maturity category during the year ended December 31, 2020 represent calls initiated by the credit issuer of the debt security. At year-end 2020, the Company transferred all of its held-to-maturity debt securities to the available-for-sale category as a result of entering into a funds withheld reinsurance agreement effective December 31, 2020. The Company's policy was to initiate disposals of debt securities in the held-to-maturity category only in instances in which the credit status of the issuer came into question and the realization of all or a significant portion of the investment principal of the holding was deemed to be in jeopardy.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Except for the total U.S. government agency mortgage-backed securities held, the Company had no other investments in any entity in excess of 10.0% of stockholders' equity at December 31, 2021 or 2020.

As noted previously in this Note (2), the Company implemented accounting guidance as of January 1, 2020 for expected credit loss recognition of certain financial assets, which included debt securities classified in the held-to-maturity category. The Company employed a cohort cumulative loss rate method in estimating current expected credit losses ("CECL") with respect to its held-to-maturity debt securities. This method applied publicly available industry wide statistics of default incidence by defined segmentations of debt security investments combined with future assumptions regarding economic conditions (i.e. GDP forecasts) both in the near term and the long term. The Company utilized Moody's loss rates by industry type and credit ratings and applied them to each major bond category. These bond categories were further segmented by credit ratings and by maturities of two years and less and more than two years. The following table presents the allowance for credit losses for years ended December 31, 2021 and 2020.

	December 31,
	2021	2020	2021	2020
	Debt Securities Held-to-Maturity		Debt Securities Available-for- Sale
	(In thousands)

Balance, beginning of period	$—	—	—	—
Provision January 1, 2020 for adoption of new accounting guidance	—	3,334	—	—
(Releases)/provision during period	—	(3,334)	—	—

Balance, end of period	$—	—	—	—

Since the Company reclassified all held-to-maturity debt securities to available-for-sale as of December 31, 2020, all provisions to the allowance for credit losses in 2020 were released as of the 2020 year-end.

The Company determines current expected credit losses for available-for-sale debt securities in accordance with FASB ASC Subtopic 326-30 when fair value is less than amortized cost, interest payments are missed and the security is experiencing credit issues. The Company performed additional analyses on certain available-for-sale securities whose market values were negatively impacted by the change in the economic environment precipitated by the COVID-19 pandemic crisis. Based on its reviews, the Company determined none of these investments required an allowance for credit loss at December 31, 2021 or December 31, 2020. Under the previous guidance, debt securities were not considered to be other-than-temporarily impaired when a decline in market value was attributable to factors such as market volatility, liquidity, spread widening and credit quality in which it was anticipated that a recovery of all amounts due under the contractual terms of the security would occur and the Company had the intent and ability to hold the security until recovery or maturity. There was a $7.8 million other-than-temporary impairment recorded on a single debt security during the year ended December 31, 2019. The Company's operating procedures include monitoring the investment portfolio on an ongoing basis for any changes in issuer facts and circumstances that might lead to future need for a credit loss allowance.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(D)  Net Unrealized Gains (Losses)

Net unrealized gains (losses) on investment securities included in stockholders' equity at December 31, 2021 and 2020, are as follows:

	December 31,
	2021	2020
	(In thousands)

Gross unrealized gains	$482,109	901,222
Gross unrealized losses	(17,413)	(4,843)
Adjustments for:
Deferred policy acquisition costs and sales inducements	(178,340)	(366,327)
Deferred Federal income tax expense	(60,135)	(111,311)
Net unrealized gains on investment securities	$226,221	418,741

(E)  Transfer of Securities

In 2020, the Company reassessed its classification of its held-to-maturity portfolio as a result of a funds withheld coinsurance agreement entered into with a third party reinsurer. A portion of the transferred debt securities under the reinsurance agreement were added to a funds withheld account for which the reinsurer would provide investment management services and did not intend to hold the securities until maturity. The Company determined that its continued classification of held-to-maturity debt securities was not appropriate. As a result, the entire portfolio of debt securities held-to-maturity with a fair value of $7.3 billion and amortized value of $6.7 billion were transferred into the available-for-sale portfolio at December 31, 2020. The unrealized gains on securities of $0.6 billion were reclassified into accumulated other comprehensive income at December 31, 2020. There were no transfers in 2021 or 2019 between the held-to-maturity, available-for-sale, or trading portfolios.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Effective December 31, 2020, the Company entered into a coinsurance funds withheld reinsurance agreement under which identified assets are maintained in a funds withheld account. While the assets are withheld, the associated interest and credit risk of these assets are transferred to the reinsurer creating an embedded derivative on reinsurance in the funds withheld liability. Accordingly, the Company is required to bifurcate the embedded derivative from the host contract in accordance with GAAP. The bifurcated embedded derivative on reinsurance is computed as the fair value unrealized gain (loss) on the underlying funds withheld assets. This amount is included as a component of the funds withheld liability balance on the Consolidated Balance Sheets with changes in the embedded derivative on reinsurance reported in Net investment income (loss) in the Consolidated Statements of Earnings. Changes in the funds withheld liability are reported in operating activities in the Consolidated Statements of Cash Flows.

The tables below present the fair value of derivative instruments as of December 31, 2021 and 2020.

	December 31, 2021
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments:
Equity index options	Derivatives, Index Options	$101,622

Fixed-index products			Universal Life and Annuity Contracts	$142,761
Embedded derivative on reinsurance contract			Funds Withheld Liability	(84,725)

Total		$101,622		$58,036

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2020
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments:
Equity index options	Derivatives, Index Options	$132,821

Fixed-index products			Universal Life and Annuity Contracts	$161,351

Total		$132,821		$161,351

The table below presents the effect of derivative instruments in the Consolidated Statements of Earnings for the years ended December 31, 2021, 2020 and 2019.

		Amount of Gain or (Loss) Recognized In Income on Derivatives
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized In Income on Derivatives	2021	2020	2019
		(In thousands)

Equity index options	Net investment income	$120,718	14,754	123,207

Fixed-index products	Universal life and annuity contract interest	(133,327)	(44,970)	(91,424)
Embedded derivative on reinsurance contract	Net investment income	84,725	—	—

		$72,116	(30,216)	31,783

The embedded derivative liability on fixed-index products, the change of which is recorded in universal life and annuity contract interest in the Consolidated Statements of Earnings, includes projected interest credits that are offset by the expected collectability by the Company of asset management fees on fixed-index products. The anticipated asset management fees assumed to be collected increases or decreases based upon the most recent performance of index options and adds to or reduces the offset applied to the embedded derivative liability (increasing or decreasing contract interest expense). In the years ended December 31, 2021, 2020, and 2019, the change in the embedded derivative liability due to the expected collectability of asset management fees increased/(decreased) contract interest expense by $6.5 million, $34.4 million, and $(33.6) million, respectively.

During 2020, the Company changed its budget for purchasing these options to match the collection of asset management fees with the payoff from out-of-the-money options, thereby removing the option premium previously being paid for the probability or expectation of collecting asset management fees ("out-of-the-money" hedging). During 2021, the remaining one-year options purchased under the prior method expired and have been replaced by out-of-the-money hedges, Accordingly, the embedded derivative liability component due to the projected collectability of asset management fees no longer exists.

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

Level 3:  Fair value is based on significant unobservable inputs which reflect the entity’s or third party pricing service’s assumptions about the assumptions market participants would use in pricing an asset or liability. The Company’s Level 3 assets are debt securities available-for-sale, trading securities, over-the-counter derivative contracts and mortgage loans. The Company’s Level 3 liabilities consist of share-based compensation obligations and certain equity-index product-related embedded derivatives. Valuations are estimated based on non-binding broker prices or internally developed valuation models or methodologies, discounted cash flow models and other similar techniques.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of the date indicated.

	December 31, 2021
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available-for-sale	$9,068,946	—	8,741,984	326,962
Debt securities, trading	1,077,438	—	1,002,616	74,822
Equity securities	28,217	23,795	4,422	—
Mortgage loans	8,469	—	—	8,469
Derivatives, index options	101,622	—	—	101,622

Total assets	$10,284,692	23,795	9,749,022	511,875

Policyholder account balances (a)	$142,761	—	—	142,761
Other liabilities (b)	(76,856)	—	(84,725)	7,869

Total liabilities	$65,905	—	(84,725)	150,630

	December 31, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available-for-sale	$10,770,923	—	10,770,923	—
Equity securities	17,744	17,744	—	—
Derivatives, index options	132,821	—	—	132,821

Total assets	$10,921,488	17,744	10,770,923	132,821

Policyholder account balances (a)	$161,351	—	—	161,351
Other liabilities (c)	6,202	—	—	6,202

Total liabilities	$167,553	—	—	167,553

(a)  Represents the fair value of certain product-related embedded derivatives that were recorded at fair value.
(b)  Represents the liability for share-based compensation and the embedded derivative for funds withheld.
(c)  Represents the liability for share-based compensation.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide additional information about fair value measurements for which significant unobservable inputs (Level 3) were utilized to determine fair value.

	December 31, 2021
	Assets
	Debt Securities, Available-for-Sale	Trading Securities	Derivatives, Index Options	Mortgage Loans	Total Assets
	(In thousands)

Beginning balance, January 1, 2021	$—	—	132,821	—	132,821
Total realized and unrealized gains (losses):
Included in net earnings	—	757	120,717	412	121,886
Included in other comprehensive income	876	—	—	—	876
Purchases, sales, issuances and settlements, net:
Purchases	245,456	75,265	47,203	8,103	376,027
Sales	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	(13,031)	(1,200)	(199,119)	(46)	(213,396)
Transfers into (out of) Level 3	93,661	—	—	—	93,661

Balance at end of period	$326,962	74,822	101,622	8,469	511,875

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets/liabilities held at the end of the reporting period:
Net investment income	—	757	54,420	412	55,589
Benefits and expenses	—	—	—	—	—

Total	$—	757	54,420	412	55,589

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2021
	Other Liabilities
	Policyholder Account Balances	Share-based Comp	Total Other Liabilities
	(In thousands)

Beginning balance, January 1, 2021	161,351	6,202	167,553
Total realized and unrealized gains (losses):
Included in net earnings	133,326	5,581	138,907
Included in other comprehensive income	—	—	—
Purchases, sales, issuances and settlements, net:
Purchases	47,203	—	47,203
Sales	—	—	—
Issuances	—	182	182
Settlements	(199,119)	(4,096)	(203,215)
Transfers into (out of) Level 3	—	—	—

Balance at end of period	$142,761	7,869	150,630

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets/liabilities held at the end of the reporting period:
Net investment income	—	—	—
Benefits and expenses	54,420	5,581	60,001

Total	$54,420	5,581	60,001

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2020
	Assets		Other Liabilities
	Derivatives, Index Options	Total Assets	Policyholder Account Balances	Share-based Comp	Contingent Consideration	Total Other Liabilities
	(In thousands)

Beginning balance, January 1, 2020	$157,588	157,588	155,902	11,225	4,076	171,203
Total realized and unrealized gains (losses):
Included in net earnings	14,754	14,754	44,970	(2,350)	(4,076)	38,544
Included in other comprehensive income	—	—	—	—	—	—
Purchases, sales, issuances and settlements, net:
Purchases	61,837	61,837	61,837	—	—	61,837
Sales	—	—	—	—	—	—
Issuances	—	—	—	164	—	164
Settlements	(101,358)	(101,358)	(101,358)	(2,837)	—	(104,195)
Transfers into (out of) Level 3	—	—	—	—	—	—

Balance at end of period	$132,821	132,821	161,351	6,202	—	167,553

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the valuation method for financial assets and liabilities categorized as level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

	December 31, 2021
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(In thousands)

Assets:
Debt securities, available-for-sale	$113,268	Discounted cash flow	Discount rate	2.40% - 6.14% (4.06%)
Derivatives, index options	101,622	Broker prices	Implied volatility	11.76% - 16.54% (14.55%)
Mortgage loans	8,469	Discounted cash flow	Spread	100 - 250 bps
Total assets	$223,359

Liabilities:
Policyholder account balances	$142,761	Deterministic cash flow model	Projected option cost	0.03% - 14.49% (2.65%)
Share based compensation	7,869	Black-Scholes model	Expected term	1.9 to 10.0 years
			Expected volatility	35.05%
Total liabilities	$150,630

	December 31, 2020
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(In thousands)

Assets:
Derivatives, index options	$132,821	Broker prices	Implied volatility	12.96% - 53.69% (20.70%)

Total assets	$132,821

Liabilities:
Policyholder account balances	$161,351	Deterministic cash flow model	Projected option cost	0.0% - 45.04% (3.27%)
Share based compensation	6,202	Black-Scholes model	Expected term	1.0 to 9.9 years
			Expected volatility	33.47%
Total liabilities	$167,553

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tables above exclude certain securities for which fair values are obtained and unadjusted from third party vendors. Realized gains (losses) on debt securities are reported in the Consolidated Statements of Earnings as net investment gains (losses) with liabilities reported as expenses. Unrealized gains (losses) on available-for-sale debt securities are reported as Other comprehensive income (loss) within the stockholders’ equity section of the Consolidated Balance Sheets. Unrealized gains (losses) on trading debt securities are reported in the Consolidated Statements of Earnings as Net investment income.

The fair value hierarchy classifications are reviewed each reporting period. Reclassification of certain financial assets and liabilities may result based on changes in the observability of valuation attributes. Reclassifications are reported as transfers into and out of Level 3 at the beginning fair value for the reporting period in which the changes occur. During the fourth quarter of the year ended December 31, 2021, private placement and alternative structured securities included in debt securities available-for-sale were reclassified from Level 2 into Level 3 due to the unobservable inputs now included in their valuation.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivatives. Fair values for index (call) options are based on counterparty market prices. The counterparties use market standard valuation methodologies incorporating market inputs for volatility and risk free interest rates in arriving at a fair value for each option contract. Prices are monitored for reasonableness by the Company using analytical tools. There are no performance obligations related to the call options purchased to hedge the Company’s fixed-index life and annuity policy liabilities. Fair values for embedded derivatives on reinsurance contracts are classified consistently with the underlying assets withheld under coinsurance funds withheld agreements, which were Level 2 fixed maturity securities. Valuations are obtained from third party pricing services for identical or comparable assets or determined through use of valuation methodologies using observable market inputs.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents, by pricing source and fair value hierarchy level, the Company’s assets that are measured at fair value on a recurring basis:

	December 31, 2021
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available-for-sale:
Priced by third-party vendors	$8,955,678	—	8,741,984	213,694
Priced internally	113,268	—	—	113,268
Subtotal	9,068,946	—	8,741,984	326,962

Debt securities, trading:
Priced by third-party vendors	1,077,438	—	1,002,616	74,822
Priced internally	—	—	—	—
Subtotal	1,077,438	—	1,002,616	74,822

Equity securities:
Priced by third-party vendors	28,217	23,795	4,422	—
Priced internally	—	—	—	—
Subtotal	28,217	23,795	4,422	—

Mortgage loans:
Priced by third-party vendors	—	—	—	—
Priced internally	8,469	—	—	8,469
Subtotal	8,469	—	—	8,469

Derivatives, index options:
Priced by third-party vendors	101,622	—	—	101,622
Priced internally	—	—	—	—
Subtotal	101,622	—	—	101,622

Total	$10,284,692	23,795	9,749,022	511,875

Percent of total	100.0%	0.2%	94.8%	5.0%

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts and fair values of the Company's financial instruments are as follows:

	December 31, 2021
			Fair Value Hierarchy Level
	Carrying Values	Fair Values	Level 1	Level 2	Level 3
	(In thousands)

ASSETS
Debt securities, available-for-sale	$9,068,946	9,068,946	—	8,741,984	326,962
Debt securities, trading	1,077,438	1,077,438	—	1,002,616	74,822
Cash and cash equivalents	714,624	714,624	702,632	11,992	—
Mortgage loans	487,304	513,246	—	—	513,246
Real estate	28,606	47,027	—	—	47,027
Policy loans	71,286	110,492	—	—	110,492
Other loans	24,266	25,085	—	—	25,085
Derivatives, index options	101,622	101,622	—	—	101,622
Equity securities	28,217	28,217	23,795	4,422	—
Life interest in Libbie Shearn Moody Trust	8,254	12,775	—	—	12,775
Other investments	4,537	24,876	—	—	24,876

LIABILITIES
Deferred annuity contracts	$6,463,314	4,703,331	—	—	4,703,331
Immediate annuity and supplemental contracts	422,209	457,787	—	—	457,787

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

(5)  REINSURANCE

National Western reinsures the risk on any one life in excess of $500,000. Total life insurance in force was $15.0 billion and $15.9 billion at December 31, 2021 and 2020, respectively. Of these amounts, life insurance in force totaling $3.3 billion and $3.5 billion was ceded to reinsurance companies on a yearly renewable term basis at December 31, 2021 and 2020, respectively. In accordance with these reinsurance contracts, reinsurance receivables, including amounts related to claims incurred but not reported and liabilities for future policy benefits, totaled $31.6 million and $8.6 million at December 31, 2021 and 2020, respectively. Premiums and contract revenues were reduced by $22.0 million, $21.0 million and $21.1 million for reinsurance premiums ceded during 2021, 2020 and 2019, respectively. Benefit expenses were reduced by $44.2 million, $8.4 million and $22.0 million, for reinsurance recoveries during 2021, 2020 and 2019, respectively.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to the above, on December 31, 2020, National Western entered into a Funds Withheld Coinsurance Agreement ("FWC Agreement") with Prosperity Life Assurance Limited ("Prosperity"), an unauthorized reinsurer organized under the Laws of Bermuda. Under the FWC Agreement, National Western ceded, on a coinsurance with funds withheld basis, a 100% quota share of contractual statutory reserve liabilities approximating $1.7 billion pertaining to a group of in force fixed rate and payout annuity contracts issued by the Company on or before December 31, 2020, and paid to Prosperity a ceding commission of $48.0 million. At December 31, 2020, the Company held a reinsurance recoverable of $1.7 billion under the Agreement. The annuity statutory reserve liabilities that have been ceded to Prosperity are secured by the funds withheld assets and a comfort trust established by Prosperity under which National Western is the sole beneficiary. The funds withheld assets and the assets in the trust are required to remain at a value prescribed under the FWC Agreement which is sufficient to support the current balance of policy benefit liabilities of the ceded business on a statutory basis. If the value of the funds withheld assets and the comfort trust account assets were ever to be less than the prescribed amount under the FWC Agreement, Prosperity is required to deposit funds into the trust for the amount of any shortfall. At December 31, 2021, the current balance of policy benefit liabilities ceded on a statutory basis was $1.5 billion.

At December 31, 2020, the Company recorded as an asset on the Consolidated Balance Sheet a deferred cost of reinsurance amount of $102.8 million associated with the funds withheld reinsurance transaction. This represents the amount of assets transferred at the closing date of the FWC Agreement (debt securities, policy loans, and cash) in excess of the GAAP liability ceded to Prosperity. This balance is amortized as a component of benefits and expenses commensurate with the runoff of the ceded block of funds withheld business. Amortization expense for the year ended December 31, 2021 was $13.2 million.

Ozark National generally reinsures the risk on any one life in excess of $200,000. Total life insurance in force was $5.9 billion and $6.0 billion at December 31, 2021 and 2020, respectively. Of this amount, life insurance in force totaling $0.5 billion and $0.5 billion was ceded to reinsurance companies at December 31, 2021 and 2020, respectively. In accordance with the reinsurance contracts, reinsurance receivables, including amounts related to claims incurred but not reported and liabilities for future policy benefits, totaled $32.4 million and $33.1 million at December 31, 2021 and 2020, respectively. Premiums and contract revenues were reduced by $2.8 million and $2.7 million for reinsurance premiums ceded during 2021 and 2020, respectively. Benefit expenses were reduced by $2.4 million and $2.6 million for reinsurance recoveries during 2021 and 2020, respectively.

A contingent liability exists with respect to reinsurance, as the Company remains liable if the reinsurance companies are unable to perform and meet their obligations under the existing agreements. The Company does not assume reinsurance but Ozark National maintains a closed block of assumed reinsurance.

As discussed in Note (1) Summary of Significant Accounting Policies, the Company adopted ASU 2016-13 pertaining to the recognition and measurement of credit losses on most financial assets. For a reinsurance agreement to qualify for reinsurance accounting, it must meet certain risk transfer conditions that include the possibility of financial loss by the assuming reinsurer. The Company records, among other items, amounts recoverable under reinsurance agreements which is a financial asset subject to the credit loss requirements of ASU 2016-13. The Company's credit loss analysis included historical loss information, historical credit rating data, and existing collateral arrangements to estimate expected credit losses over the life of the reinsurance recoverable assets and determined that an allowance was not required at December 31, 2021 or 2020.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) DEFERRED TRANSACTION COSTS

Deferred transaction costs include deferred policy acquisition costs (DPAC), deferred sales inducements (DSI), value of business acquired (VOBA), and cost of reinsurance (COR).

A summary of information related to DPAC is provided in the following table:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)

Balance, beginning of year	$382,080	723,972	841,704
Deferrals	77,306	69,857	64,824
Amortization, net of interest:
Amortization, excluding unlocking, net of interest	(84,349)	(107,917)	(117,748)
Unlocking	36,510	(22,358)	8,643
Adjustments related to unrealized gains (losses)	158,292	(261,186)	(73,451)
Reinsurance	—	(20,288)	—

Balance, end of year	$569,839	382,080	723,972

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of information related to DSI is provided in the following table:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)

Balance, beginning of year	$43,845	104,359	133,714
Deferrals	18,118	10,344	3,160
Amortization, net of interest:
Amortization, excluding unlocking, net of interest	(14,755)	(18,363)	(19,714)
Unlocking	993	(4,445)	(641)
Adjustments related to unrealized gains (losses)	29,935	(43,557)	(12,160)
Reinsurance	—	(4,493)	—

Balance, end of year	$78,136	43,845	104,359

A summary of information related to VOBA is provided in the following table:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)

Balance, beginning of year	$162,968	138,071	—
Business acquired	—	—	145,768
Other increase	—	35,125	—
Amortization:
Amortization, excluding unlocking	(8,469)	(10,228)	(7,697)

Balance as of end of year	$154,499	162,968	138,071

During the year ended December 31, 2020, the cash value of certain acquired reserves was increased which resulted in a commensurate increase in both the traditional life reserve liability and the related VOBA balance reported on the Consolidated Balance Sheets.

Estimated future amortization of VOBA, net of interest (in thousands), as of December 31, 2021, is as follows:

2022	$8,075
2023	7,757
2024	7,464
2025	7,289
2026	7,162

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of information related to COR is provided in the following table:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)

Balance, beginning of year	$102,840	—	—
Additions	—	102,840	—
Amortization	(13,154)	—	—

Balance as of end of year	$89,686	102,840	—

(7) GOODWILL AND SPECIFICALLY IDENTIFIABLE INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill were as follows:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)

Gross goodwill as of beginning of year	$13,864	13,864	—
Goodwill resulting from business acquisition	—	—	13,864
Gross goodwill, before impairments	13,864	13,864	13,864
Accumulated impairment as of beginning of year	—	—	—
Current year impairments	—	—	—

Net goodwill as of end of year	$13,864	13,864	13,864

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Due to the severe change in economic climate during 2021 and 2020 as a result of the COVID-19 pandemic, the Company periodically evaluated the goodwill balance for potential impairment and determined that there was sufficient evidence to support not impairing the balance.

Identifiable Intangible Assets

The gross carrying amounts and accumulated amortization for each specifically identifiable intangible asset were as follows.

	December 31, 2021			December 31, 2020
	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(In thousands)

Trademarks/trade names	15	$2,800	(545)	2,800	(358)
Internally developed software	7	3,800	(1,583)	3,800	(1,040)
Insurance licenses	N/A	3,000	—	3,000	—

		$9,600	(2,128)	9,600	(1,398)

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

As of December 31, 2021, expected amortization expenses relating to purchased intangible assets for each of the next 5 years and thereafter is as follows:

Expected
Amortization
(In thousands)

2022	$730
2023	$730
2024	$730
2025	$730
2026	$232
Thereafter	$1,320

$4,472

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)  SEGMENT AND OTHER OPERATING INFORMATION

(A)  Operating Segment Information

The Company defines its reportable operating segments as domestic life insurance, international life insurance, annuities, and ONL and Affiliates (previously referred to as "Acquired Businesses"). These segments are organized based on product types, geographic marketing areas, and business groupings. Ozark National and NIS have been combined into the segment given its inter-related marketing and sales approach which consists of a coordinated sale of a non-participating whole life insurance product (Ozark National) and a mutual fund investment product (NIS). A fifth category "All Others" primarily includes investments and earnings of non-operating subsidiaries as well as other remaining investments and assets not otherwise supporting specific segment operations. In accordance with GAAP guidance for segment reporting, the Company excludes or segregates realized investment gains and losses.

A summary of segment information is provided below.

	Domestic Life Insurance	International Life Insurance	Annuities	ONL & Affiliates	All Others	Totals
	(In thousands)

2021:
Selected Balance Sheet Items:
Deferred transaction costs	$150,688	152,340	423,318	165,814	—	892,160
Total segment assets	1,791,017	975,942	9,187,610	1,115,380	356,716	13,426,665
Future policy benefits	1,537,482	749,537	6,843,457	782,511	—	9,912,987
Other policyholder liabilities	20,950	14,268	82,650	16,470	—	134,338
Funds withheld liability	—	—	1,485,267	—	—	1,485,267

Condensed Income Statements:
Premiums and contract revenues	$51,294	79,085	16,809	77,109	—	224,297
Net investment income	90,006	52,227	368,234	26,989	25,074	562,530
Other revenues	105	95	5,374	12,654	4,086	22,314

Total revenues	141,405	131,407	390,417	116,752	29,160	809,141

Life and other policy benefits	24,416	26,481	67,515	69,165	—	187,577
Amortization of deferred transaction costs	9,580	(11,118)	61,881	9,118	—	69,461
Universal life and annuity contract interest	77,246	31,696	104,242	—	—	213,184
Other operating expenses	26,959	19,679	53,817	20,244	5,913	126,612
Federal income taxes	656	13,249	21,094	3,675	4,762	43,436
Total expenses	138,857	79,987	308,549	102,202	10,675	640,270

Segment earnings	$2,548	51,420	81,868	14,550	18,485	168,871

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Domestic Life Insurance	International Life Insurance	Annuities	ONL & Affiliates	All Others	Totals
	(In thousands)

2020:
Selected Balance Sheet Items:
Deferred transaction costs	$94,100	124,480	302,397	170,756	—	691,733
Total segment assets	3,242,794	1,034,280	7,976,588	1,117,509	382,149	13,753,320
Future policy benefits	1,337,174	798,952	7,028,860	768,433	—	9,933,419
Other policyholder liabilities	16,378	11,086	94,049	16,967	—	138,480
Funds withheld liability	—	—	1,697,591	—	—	1,697,591

Condensed Income Statements:
Premiums and contract revenues	$53,834	88,167	17,025	78,921	—	237,947
Net investment income	54,516	27,273	290,576	26,383	18,454	417,202
Other revenues	58	67	43	10,118	8,236	18,522

Total revenues	108,408	115,507	307,644	115,422	26,690	673,671

Life and other policy benefits	18,471	14,084	31,043	67,739	—	131,337
Amortization of deferred transaction costs	17,661	24,929	87,133	10,780	—	140,503
Universal life and annuity contract interest	44,782	(2,087)	163,555	—	—	206,250
Other operating expenses	25,730	17,829	36,870	18,454	5,701	104,584
Federal income taxes (benefit)	265	9,143	(1,649)	4,413	3,159	15,331
Total expenses	106,909	63,898	316,952	101,386	8,860	598,005

Segment earnings (loss)	$1,499	51,609	(9,308)	14,036	17,830	75,666

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Domestic Life Insurance	International Life Insurance	Annuities	ONL & Affiliates	All Others	Totals
	(In thousands)

2019:
Selected Balance Sheet Items:
Deferred transaction costs	$127,557	209,858	486,553	142,434	—	966,402
Total segment assets	1,399,818	1,153,105	8,198,730	978,243	362,900	12,092,796
Future policy benefits (1)	1,198,103	870,461	7,366,894	706,513	—	10,141,971
Other policyholder liabilities	18,016	14,903	80,002	14,686	—	127,607

Condensed Income Statements:
Premiums and contract revenues	$45,709	99,417	20,317	74,526	—	239,969
Net investment income	77,672	47,004	380,357	22,593	27,866	555,492
Other revenues	313	86	(34)	8,445	8,676	17,486

Total revenues	123,694	146,507	400,640	105,564	36,542	812,947

Life and other policy benefits	18,948	17,064	41,487	59,843	—	137,342
Amortization of deferred transaction costs	11,797	17,593	79,064	8,348	—	116,802
Universal life and annuity contract interest	69,849	48,561	176,920	—	—	295,330
Other operating expenses	20,376	19,447	35,699	17,056	11,980	104,558
Federal income taxes	561	9,024	13,888	3,700	5,056	32,229
Total expenses	121,531	111,689	347,058	88,947	17,036	686,261

Segment earnings	$2,163	34,818	53,582	16,617	19,506	126,686

(1) Revised for an adjustment to reserve liabilities of $15.0 million. Refer to Note (1).

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciliations of segment information to the Company's Consolidated Financial Statements are provided below.

	Years Ended December 31,
	2021	2020	2019
	(In thousands)

Premiums and Other Revenue:
Premiums and contract revenues	$224,297	237,947	239,969
Net investment income	562,530	417,202	555,492
Other revenues	22,314	18,522	17,486
Realized gains on investments	14,950	21,071	6,241

Total consolidated premiums and other revenue	$824,091	694,742	819,188

	Years Ended December 31,
	2021	2020	2019
	(In thousands)

Federal Income Taxes:
Total segment Federal income taxes	$43,436	15,331	32,229
Taxes on realized gains on investments	3,140	4,425	1,311

Total consolidated Federal income taxes	$46,576	19,756	33,540

	Years Ended December 31,
	2021	2020	2019
	(In thousands)

Net Earnings:
Total segment earnings	$168,871	75,666	126,686
Realized gains on investments, net of taxes	11,810	16,646	4,930

Total consolidated net earnings	$180,681	92,312	131,616

	December 31,
	2021	2020	2019
	(In thousands)

Assets:
Total segment assets	$13,426,665	13,753,320	12,092,796
Other unallocated assets	903,524	894,950	460,651

Total consolidated assets	$14,330,189	14,648,270	12,553,447

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(B)  Geographic Information

A portion of the Company's premiums and contract revenues are from international policies with residents of countries other than the United States. Premiums and contract revenues detailed by country are provided below.

	Years Ended December 31,
	2021	2020	2019
	(In thousands)

United States	$156,614	165,233	156,330
Brazil	20,535	22,190	24,975
Taiwan	10,954	11,433	12,054
Peru	8,635	9,167	10,127
Venezuela	8,560	9,949	11,763
Colombia	6,505	7,313	8,110
Other foreign countries	37,330	36,348	40,229

Revenues, excluding reinsurance premiums	249,133	261,633	263,588
Reinsurance premiums	(24,836)	(23,686)	(23,619)

Total premiums and contract revenues	$224,297	237,947	239,969

Premiums and contract revenues are attributed to countries based on the location of the policyholder. All premiums from international policies are renewal premiums. The Company has no significant assets, other than certain limited financial instruments, located in countries other than the United States.

(C)  Major Agency Relationships

A portion exceeding 10% of National Western's annual annuity sales has been sold through one or more of its top independent marketing agencies in recent years. Business from three top agencies accounted for approximately 11%, 11%, and 10%, respectively, of annuity sales in 2021. In 2021, one domestic independent marketing agency exceeded 10% of total Domestic Life sales accounting for 58%. Ozark National did not have a single distributor accounting for 10% or more of its sales in 2021.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of direct premiums and deposits collected is provided below.

	Years Ended December 31,
	2021	2020	2019
	(In thousands)

Annuity deposits	$462,632	358,900	264,667
Universal life insurance deposits	270,717	267,809	266,600
Traditional life and other premiums	96,429	98,711	95,695

Totals	$829,778	725,420	626,962

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

	2021	2020	2019
	(In thousands)

National Western Life Insurance Company:
Net gain from operations before Federal and foreign income taxes	$85,440	1,423	209,139

Net income	$63,476	6,487	151,316

Unassigned surplus	$1,536,112	1,461,100	1,485,424

Capital and surplus	$1,580,176	1,505,163	1,529,487

Ozark National Life Insurance Company:
Net gain from operations before Federal and foreign income taxes	$23,103	24,976	22,870

Net income	$28,183	20,966	(854)

Unassigned surplus	$77,806	50,054	29,452

Capital and surplus	$105,761	78,009	58,404

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

	Years Ended December 31,
	2021		2020		2019
	Class A	Class B	Class A	Class B	Class A	Class B
	(In thousands except per share amounts)

Numerator for Basic and Diluted Earnings Per Share:
Net earnings	$180,681		92,312		131,616
Dividends – Class A shares	(1,237)		(1,237)		(1,237)
Dividends – Class B shares	(36)		(36)		(36)

Undistributed earnings	$179,408		91,039		130,343

Allocation of net earnings:
Dividends	$1,237	36	1,237	36	1,237	36
Allocation of undistributed earnings	174,334	5,074	88,464	2,575	126,657	3,686

Net earnings	$175,571	5,110	89,701	2,611	127,894	3,722

Denominator:
Basic earnings per share - weighted-average shares	3,436	200	3,436	200	3,436	200
Effect of dilutive stock options	—	—	—	—	—	—

Diluted earnings per share - adjusted weighted-average shares for assumed conversions	3,436	200	3,436	200	3,436	200

Basic earnings per share	$51.10	25.55	26.11	13.05	37.22	18.61

Diluted earnings per share	$51.10	25.55	26.11	13.05	37.22	18.61

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of other comprehensive income (loss) for 2021, 2020 and 2019 and the related tax effect are detailed below.

	Amounts Before Taxes	Tax (Expense) Benefit	Amounts Net of Taxes
	(In thousands)

2021:
Unrealized gains (losses) on securities, net of effects of deferred costs of $187,987:
Net unrealized holding gains (losses) arising during the period	$(227,325)	47,738	(179,587)
Reclassification adjustment for net (gains) losses included in net earnings	(16,372)	3,438	(12,934)

Net unrealized gains (losses) on securities	(243,697)	51,176	(192,521)

Foreign currency translation adjustments	(20)	4	(16)
Benefit plan liability adjustment	16,543	(3,474)	13,069

Other comprehensive income (loss)	$(227,174)	47,706	(179,468)

	Amounts Before Taxes	Tax (Expense) Benefit	Amounts Net of Taxes
	(In thousands)

2020:
Unrealized gains (losses) on securities, net of effects of deferred costs of $(304,955):
Net unrealized holding gains (losses) arising during the period	$446,280	(93,719)	352,561
Unrealized liquidity gains (losses)	8	(2)	6
Reclassification adjustment for net (gains) losses included in net earnings	(5,677)	1,192	(4,485)

Net unrealized gains (losses) on securities	440,611	(92,529)	348,082

Foreign currency translation adjustments	18	(4)	14
Benefit plan liability adjustment	(16,182)	3,398	(12,784)

Other comprehensive income (loss)	$424,447	(89,135)	335,312

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Amounts Before Taxes	Tax (Expense) Benefit	Amounts Net of Taxes
	(In thousands)

2019:
Unrealized gains (losses) on securities, net of effects of deferred costs of $(85,609):
Net unrealized holding gains (losses) arising during the period	$122,726	(25,772)	96,954
Unrealized liquidity gains (losses)	4	(1)	3
Reclassification adjustment for net (gains) losses included in net earnings	5,060	(1,063)	3,997

Net unrealized (losses) gains on securities	127,790	(26,836)	100,954

Foreign currency translation adjustments	663	(139)	524
Benefit plan liability adjustment	(5,513)	1,158	(4,355)

Other comprehensive income (loss)	$122,940	(25,817)	97,123

(12)  STOCKHOLDERS' EQUITY

(A)  Changes in Common Stock Shares Outstanding

Changes in shares of common stock outstanding are provided below.

	Years Ended December 31,
	2021	2020	2019
	(In thousands)

Common stock shares outstanding:
Shares outstanding at beginning of year	$3,636	3,636	3,636
Shares exercised under stock option plan	—	—	—

Shares outstanding at end of year	$3,636	3,636	3,636

(B)  Dividend Restrictions

National Western is restricted by state insurance laws as to dividend amounts which may be paid to stockholders without prior approval from the Colorado Division of Insurance. The restrictions are based on the lesser of statutory earnings from operations, excluding capital gains, or 10% of statutory surplus as of the previous year-end. Under these guidelines, the maximum dividend payment which may be made without prior approval in 2022 is $64.4 million. As the sole owner of NWLIC, all dividends declared by National Western are payable entirely to NWLGI and are eliminated in consolidation. National Western did not declare or pay cash dividends to NWLGI during the years ended December 31, 2021 and 2020.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Ozark National is similarly restricted under the state insurance laws of Missouri as to dividend amounts which may be paid to stockholders without prior approval to the greater of 10% of the statutory surplus of the company from the preceding year-end or the company's net gain from operations, excluding capital gains, from the prior calendar year. Based upon this restriction, the maximum dividend payment which may be made in 2022 without prior approval is $18.6 million. All dividends declared by Ozark National are payable entirely to NWLIC as the sole owner and are eliminated in consolidation. Ozark National did not declare or pay cash dividends to NWLIC during the years ended December 31, 2021 and 2020.

NIS is restricted under FINRA rules as to maximum dividend amounts that can be paid out to stockholders. Maximum allowable dividend amounts are determined based on calculations which require that certain net capital thresholds be maintained after dividends are paid out. Under these guidelines, the maximum dividend payment which may be made as of December 31, 2021 was $8.6 million. In the year ended December 31, 2020, NIS made dividend payments of $1.4 million to NWLGI which were eliminated in consolidation. No dividends were declared or paid in the year ended December 31, 2021.

On October 22, 2021, the Board of Directors of NWLGI declared a cash dividend to stockholders on record as of November 5, 2021 which was paid December 1, 2021. The dividends approved were $0.36 per common share to Class A stockholders and $0.18 per common share to Class B stockholders. A dividend in the same amounts per share on Class A and Class B shares was declared in October 2020 and paid in December of 2020.

(C)  Regulatory Capital Requirements

The Colorado Division of Insurance and Missouri Department of Commerce and Insurance impose minimum risk-based capital requirements on insurance companies that were developed by the National Association of Insurance Commissioners ("NAIC"). The formulas for determining the amount of risk-based capital ("RBC") specify various weighting factors that are applied to statutory financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of a company's regulatory total adjusted capital to its authorized control level RBC, as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. National Western's current authorized control level RBC of $120.6 million is significantly below its regulatory total adjusted capital of $1.7 billion. In addition, Ozark National's regulatory total adjusted capital of $109.3 million is also materially greater than its current authorized control level RBC of $7.8 million.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Incentive Plan allows for certain other share or unit awards which are solely paid out in cash based on the value of the Company's shares, or changes therein, as well as the financial performance of the Company under pre-determined target performance metrics. Certain awards, such as restricted stock units ("RSUs") provide solely for cash settlement based upon the market price of the Company's Class A common shares, often referred to as "phantom stock-based awards" in equity compensation plans. Unlike share-settled awards, which have a fixed grant-date fair value, the fair value of unsettled or unvested liability awards is remeasured at the end of each reporting period based on the change in fair value of a share. The liability and corresponding expense are adjusted accordingly until the award is settled. For employees, the vesting period for RSUs is 100% at the end of three years from the grant date. RSUs granted prior to 2019 were paid in cash at the vesting date equal to the closing price of the Company's Class A common share on the three years anniversary date. RSUs granted in 2019 and after are payable in cash at the three years vesting date equal to the 20-day moving average closing price of the Company's Class A common share at that time.

Other awards may involve performance share units ("PSUs") which are units granted at a specified dollar amount per unit, typically linked to the Company's Class A common share price, that are subsequently multiplied by an attained performance factor to derive the number of PSUs to be paid as cash compensation at the vesting date. PSUs also vest three years from the date of grant. For PSUs, the performance period begins the first day of the calendar year for which the PSUs are granted and runs three calendar years. At that time, the three-year performance outcome is measured against the pre-defined target amounts to determine the number of PSUs earned as compensation. PSUs granted prior to 2019 were paid at the closing price of the Company’s Class A common share on the vesting date. PSUs granted in 2019 and forward are payable at the 20-day moving average closing price of the Company’s Class A common share at the vesting date.

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

Directors of the Company are eligible to receive RSUs under the Incentive Plan. Unlike RSUs granted to officers, the RSUs granted to directors vest one year from the date of grant. RSUs granted prior to 2019 were paid in cash at the vesting date equal to the closing price of the Company's Class A common share at that time. RSUs granted in 2019 and forward are payable in cash at the vesting date equal to the 20-day moving average closing price of the Company’s Class A common share at that time.

The following table shows all grants issued to officers and directors for the twelve months ended December 31, 2021 and 2020. These grants were made based upon the 20-day moving average closing market price of the Company's Class A common share at the grant date.

	Years Ended
	December 31, 2021		December 31, 2020
	Officers	Directors	Officers	Directors

SARs	64,157	—	40,990	—
RSUs	5,301	3,530	6,147	3,400
PSUs	4,066	—	9,324	—

The grant price of the awards increased from $192.10 in 2020 to $218.44 in 2021. The annual allocation of PSU, SAR, and RSU awards in 2021 was changed to place greater emphasis on SARs and less on PSUs awards.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company uses the current fair value method to measure compensation cost for awards granted under the share-based plans. As of December 31, 2021 and 2020, the liability balance for these plans was $7.9 million and $6.2 million, respectively. A summary of awards by type and related activity is detailed below.

Options Outstanding
	Shares Available For Grant	Shares	Weighted-Average Exercise Price

Stock Options:
Balance at January 1, 2021	291,000	—	$—
Exercised	—	—	$—
Forfeited	—	—	$—
Expired	—	—	$—
Stock options granted	—	—	$—

Balance at December 31, 2021	291,000	—	$—

	Liability Awards
Other Share/Unit Awards:	SARs	RSUs	PSUs

Balance at January 1, 2021	144,248	16,449	24,282
Exercised	(19,881)	(6,168)	(3,863)
Forfeited	(1,530)	(157)	—
Granted	64,157	8,831	4,066

Balance at December 31, 2021	186,994	18,955	24,485

SARs, RSUs, and PSUs shown as forfeited in the above tables represent vested and unvested awards not exercised by plan participants upon their termination from the Company in accordance with the expiration provisions of the awards.

The total intrinsic value of share-based compensation exercised and paid was $4.1 million, $2.8 million, and $3.1 million for the years ended December 31, 2021, 2020, and 2019, respectively. The total fair value of SARs, RSUs, and PSUs vested during the years ended December 31, 2021, 2020, and 2019 was $3.7 million, $4.2 million, and $4.4 million, respectively. No cash amounts were received from the exercise of stock options under the Plans during the periods reported on.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about SARs outstanding at December 31, 2021.

	SARs Outstanding
	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable

Exercise prices:
$210.22	22,750	1.9 years	22,750
$216.48	11,086	4.1 years	11,086
$311.16	9,295	5.1 years	9,295
$310.55	203	5.3 years	203
$334.34	8,880	6.0 years	8,880
$303.77	11,068	7.0 years	11,068
$252.91	19,007	7.9 years	12,677
$192.10	40,548	8.9 years	13,504
$218.44	64,157	10.0 years	—

Totals	186,994		89,463

Aggregate intrinsic value
(in thousands)	$1,002		$398

The aggregate intrinsic value in the table above is based on the closing Class A common share price of $214.44 per share on December 31, 2021.

In estimating the fair value of SARs outstanding at December 31, 2021 and 2020, the Company employed the Black-Scholes option pricing model with assumptions as detailed below.

	December 31, 2021	December 31, 2020

Expected term	1.9 to 10.0 years	1.0 to 9.9 years
Expected volatility weighted-average	35.05%	33.47%
Expected dividend yield	0.17%	0.17%
Risk-free rate weighted-average	1.01%	0.19%

The Company reviewed the contractual term relative to the SARs as well as perceived future behavior patterns of exercise. Volatility is based on the Company’s historical volatility over the expected term of the SARs by expected exercise date.

The pre-tax compensation expense/(benefit) recognized in the Consolidated Financial Statements related to these plans was $5.8 million, $(2.2) million, and $2.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. The related tax (benefit)/expense recognized was $(1.2) million, $0.5 million, and $(0.5) million for the years ended December 31, 2021, 2020 and 2019, respectively.

For the years ended December 31, 2021, 2020 and 2019, the total pre-tax compensation expense related to nonvested share-based awards not yet recognized was $11.9 million, $9.1 million, and $8.0 million, respectively. The December 31, 2021 amount is expected to be recognized over a weighted-average period of 1.5 years. The Company recognizes compensation cost over the graded vesting periods.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13)  INFORMATION REGARDING CONTROLLING STOCKHOLDER

Robert L. Moody, Sr., through the Robert L. Moody Revocable Trust controls 99.0% of the total outstanding shares of the Company's Class B common stock as of December 31, 2021. Holders of the Company's Class A common stock elect one-third of the Board of Directors of the Company, and holders of the Class B common stock elect the remainder. Any cash or in-kind dividends paid on each share of Class B common stock are to be only one-half of the cash or in-kind dividends paid on each share of Class A common stock. In the event of liquidation of the Company, the Class A stockholders will receive the par value of their shares; then the Class B stockholders will receive the par value of their shares; and the remaining net assets of the Company shall be divided between the stockholders of both Class A and Class B stock based upon the number of shares held.

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

Obligations and Funded Status

	December 31,
	2021	2020
	(In thousands)

Changes in projected benefit obligations:
Projected benefit obligations at beginning of year	$23,927	22,689
Service cost	119	107
Interest cost	528	674
Plan amendments	—	—
Actuarial (gain) loss	(805)	2,153
Benefits paid	(1,713)	(1,696)

Projected benefit obligations at end of year	22,056	23,927

Changes in plan assets:
Fair value of plan assets at beginning of year	20,833	18,512
Actual return on plan assets	3,265	2,910
Contributions	856	1,107
Benefits paid	(1,713)	(1,696)

Fair value of plan assets at end of year	23,241	20,833

Funded status at end of year	$1,185	(3,094)

The service cost shown above for each year represents plan expenses expected to be paid out of plan assets. Under the clarified rules of the Pension Protection Act, plan expenses paid from plan assets are to be included in the plan's service cost component.

The Projected Benefit Obligation decreased in 2021 due to the following:
•An experience loss of approximately $309,000 due to census demographics.
•An experience loss of approximately $78,000 due to the change in mortality.
•An experience loss of approximately $127,000 due to the difference in expected and actual benefit payments.
•An experience gain of approximately $1,319,000 due to the increase in the discount rate from 2.25% to 2.75%.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Projected Benefit Obligation increased in 2020 from the previous year due to the following:
•An experience loss of approximately $587,000 due to census demographics.
•An experience gain of approximately $317,000 due to the change in mortality.
•An experience loss of approximately $45,000 due to the difference in expected and actual benefit payments.
•An experience loss of approximately $1,838,000 due to the decrease in the discount rate from 3.00% to 2.25%.

	December 31,
	2021	2020
	(In thousands)

Amounts recognized in the Company's Consolidated Financial Statements:
Assets	$1,185	—
Liabilities	—	(3,094)

Net amount recognized	$1,185	(3,094)

Amounts recognized in accumulated other comprehensive income:
Net (gain) loss	$3,642	6,826
Prior service cost	—	—

Net amount recognized	$3,642	6,826

The accumulated benefit obligation was $22.1 million and $23.9 million at December 31, 2021 and 2020, respectively.

Components of Net Periodic Benefit Cost

	Years Ended December 31,
	2021	2020	2019
	(In thousands)

Components of net periodic benefit costs:
Interest cost	$528	674	839
Service cost	119	107	96
Expected return on plan assets	(1,425)	(1,261)	(1,086)
Amortization of net loss (gain)	539	580	660

Net periodic benefit cost	(239)	100	509

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net loss (gain)	(2,645)	503	(872)
Amortization of net loss (gain)	(539)	(580)	(660)

Total recognized in other comprehensive income	(3,184)	(77)	(1,532)

Total recognized in net periodic benefit cost and other comprehensive income	$(3,423)	23	(1,023)

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of net periodic benefit cost including service cost are reported in "Other operating expenses" in the Consolidated Statement of Earnings.
Assumptions

	December 31,
	2021	2020

Weighted-average assumptions used to determine benefit obligations:
Discount rate	2.75%	2.25%
Rate of compensation increase	n/a	n/a

	December 31,
	2021	2020	2019

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	2.25%	3.00%	4.00%
Expected long-term return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	n/a	n/a	n/a

The assumed long-term rate of return on plan assets is generally set at the rate expected to be earned based on the long-term investment policy of the plan and the various classes of invested funds, based on the input of the plan’s investment advisors and consulting actuary and the plan’s historic rate of return. As of December 31, 2021, the plan’s average 10-year returns were 10.90%.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Plan Assets

As discussed in Note (4) Fair Values of Financial Instruments, GAAP defines fair value and establishes a framework for measuring fair value of financial assets. Using this guidance, the Company has categorized its pension plan assets into a three level hierarchy, based on the priority of inputs to the valuation process. The fair value hierarchy classifications are reviewed annually. Reclassification of certain financial assets and liabilities may result based on changes in the observability of valuation attributes. The following tables set forth the Company’s pension plan assets within the fair value hierarchy as of December 31, 2021 and 2020.

	December 31, 2021
	Total	Level 1	Level 2	Level 3
	(In thousands)

Cash and cash equivalents	$852	852	—	—
Equity securities
Domestic	15,752	15,752	—	—
International	163	163	—	—
Debt securities
Corporate bonds	6,474	—	6,474	—
Other invested assets	—	—	—	—

Total	$23,241	16,767	6,474	—

	December 31, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)

Cash and cash equivalents	$1,050	1,050	—	—
Equity securities
Domestic	13,853	13,853	—	—
International	170	170	—	—
Debt securities
Corporate bonds	5,759	—	5,759	—
Other invested assets	1	1	—	—

Total	$20,833	15,074	5,759	—

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The plan’s weighted-average asset allocations by asset category have been as follows:

	December 31,
	2021	2020	2019

Asset Category:
Equity securities	68%	67%	65%
Debt securities	28%	28%	31%
Cash and cash equivalents	4%	5%	4%

Total	100%	100%	100%

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

The pension plan is a highly diversified portfolio. The 96% of pension assets not invested in cash is allocated among 247 different investments, with no single issuer representing more than 4.9% of the fair value of the portfolio. The investment policy statement sets forth the following acceptable ranges for each asset's class.

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

Contributions

National Western expects to contribute up to $500,000 to the plan during 2022 which amount includes a $250,000 voluntary contribution for the 2021 plan year. Additional amounts may be contributed at NWLIC's discretion. The plan’s funding status is reviewed periodically throughout the year by National Western’s Pension Plan Committee. NWLIC intends to contribute at least the minimum amounts necessary for tax compliance and to maintain an Adjusted Funding Target Attainment Percentage ("AFTAP") of over 80% to meet the Pension Protection Act Plan’s threshold.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2022	$1,568
2023	1,555
2024	1,470
2025	1,488
2026	1,417
2027-2031	6,621

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A detail of plan disclosures related to the amendments of the original plan and the additional two plans is provided below:

Obligations and Funded Status

	December 31,
	2021	2020
	(In thousands)

Changes in projected benefit obligations:
Projected benefit obligations at beginning of year	$51,571	29,258
Service cost	1,235	1,209
Interest cost	1,044	1,350
Actuarial (gain) loss	(7,420)	21,736
Benefits paid	(1,982)	(1,982)

Projected benefit obligations at end of year	44,448	51,571

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Contributions	1,982	1,982
Benefits paid	(1,982)	(1,982)

Fair value of plan assets at end of year	—	—

Funded status at end of year	$(44,448)	(51,571)

The Projected Benefit Obligation decreased in 2021 due to the following:
•An experience gain of approximately $4,208,000 due to census demographics different than assumed including changes in compensation different than assumed.
•An experience loss of approximately $80,000 due to the change in mortality.
•An experience gain of approximately $3,292,000 due to the increase in the discount rate from 2.25% to 2.75%.

The Projected Benefit Obligation increased in 2020 from the prior year due to the following:
•An experience loss of approximately $16,720,000 due to census demographics different than assumed including increases in actual compensation more than the actuarial assumption.
•An experience gain of approximately $441,000 due to the change in mortality.
•An experience loss of approximately $5,457,000 due to the decrease in the discount rate from 3.00% to 2.25%.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2021	2020
	(In thousands)

Amounts recognized in the Company's Consolidated Financial Statements:
Assets	$—	—
Liabilities	(44,448)	(51,571)

Net amount recognized	$(44,448)	(51,571)

Amounts recognized in accumulated other comprehensive income:
Net (gain) loss	$13,925	26,476
Prior service cost	345	404

Net amount recognized	$14,270	26,880

The accumulated benefit obligation was $26.4 million and $27.0 million at December 31, 2021 and 2020, respectively.

Components of Net Periodic Benefit Cost

	Years Ended December 31,
	2021	2020	2019
	(In thousands)

Components of net periodic benefit cost:
Service cost	$1,235	1,209	502
Interest cost	1,044	1,350	1,025
Amortization of prior service cost	59	59	59
Amortization of net loss (gain)	5,131	5,781	1,391

Net periodic benefit cost	7,469	8,399	2,977

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net loss (gain)	(7,420)	21,736	7,438
Amortization of prior service cost	(59)	(59)	(59)
Amortization of net loss (gain)	(5,131)	(5,781)	(1,391)

Total recognized in other comprehensive income	(12,610)	15,896	5,988

Total recognized in net periodic benefit cost and other comprehensive income	$(5,141)	24,295	8,965

The components of net periodic benefit cost including service cost are reported in "Other operating expenses" in the Consolidated Statement of Earnings.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumptions

	December 31,
	2021	2020

Weighted-average assumptions used to determine benefit obligations:
Discount rate	2.75%	2.25%
Rate of compensation increase	8.00%	8.00%

	December 31,
	2021	2020	2019

Weighted-average assumptions used to determine net periodic benefit costs:
Discount rate	2.25%	3.00%	4.00%
Expected long-term return on plan assets	n/a	n/a	n/a
Rate of compensation increase	8.00%	8.00%	8.00%

The plan is unfunded and therefore no assumption has been made related to the expected long-term return on plan assets.

Plan Assets

The plan is unfunded and therefore had no assets at December 31, 2021 or 2020.

Contributions

National Western expects to contribute approximately $2.0 million to the plan in 2022.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2022	$1,982
2023	1,982
2024	1,982
2025	1,982
2026	1,982
2027-2031	13,084

(B)  Defined Contribution Pension Plans

In addition to the defined benefit pension plans, National Western sponsors a qualified 401(k) plan for substantially all employees and a non-qualified deferred compensation plan primarily for senior officers. National Western made annual contributions to the 401(k) plan in 2021, 2020, and 2019 of up to four percent of each employee's compensation, based on the employee's personal level of salary deferrals to the plan. Contributions prior to 2021 are subject to a vesting schedule based on the employee's years of service and those for 2021 are not subject to a vesting schedule. For the years ended December 31, 2021, 2020, and 2019, NWLIC contributions totaled $755,000, $720,000, and $664,000, respectively.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The non-qualified deferred compensation plan sponsored by National Western was established to allow eligible employees to defer the payment of a percentage of their compensation and to provide for additional company contributions. Contributions are subject to a vesting schedule based on the employee's years of service. For the years ended December 31, 2021, 2020, and 2019, contributions totaled $143,000, $175,000, and $97,000, respectively.

Ozark sponsors a qualified 401(k) plan for substantially all employees of Ozark and NIS. The employer match was discretionary for deferral dates prior to 2021. In 2021, Ozark contributions for employee deferrals went up to four percent of each employee's compensation, based on the employee's personal level of salary deferrals to the plan. Contributions for deferral dates prior to 2021 were subject to a graded vesting schedule while 2021 contributions are not subject to a vesting schedule. Expense related to this plan totaled $125,000, $175,000, and $176,000 for Ozark and $10,000, $17,000, and $30,000 for NIS for the years ended December 31, 2021, 2020, and 2019, respectively.

Ozark also sponsors a non-qualified, unfunded retirement plan covering certain members of executive staff. The plan is funded solely through discretionary employer contributions. Expense related to this plan totaled $24,000, $247,000, and $45,000 for the years ended December 31, 2021, 2020, and 2019, respectively.

(C)  Postretirement Employment Plans Other Than Pension

National Western sponsors two health care plans that were amended in 2004 to provide postretirement benefits to certain fully-vested individuals. The plan is unfunded. A December 31 measurement date is used for the plan. A detail of plan disclosures related to the plan is provided below:

Obligations and Funded Status

	December 31,
	2021	2020
	(In thousands)

Changes in projected benefit obligations:
Projected benefit obligations at beginning of year	$6,469	5,782
Interest cost	148	165
Actuarial (gain) loss	(457)	522
Benefits paid	—	—

Projected benefit obligations at end of year	6,160	6,469

Changes in plan assets:
Fair value of plan assets at beginning of year	—	—
Contributions	—	—
Benefits paid	—	—

Fair value of plan assets at end of year	—	—

Funded status at end of year	$(6,160)	(6,469)

The Projected Benefit Obligation decreased in 2021 due to the following:
•An experience loss of approximately $123,000 due to the claims/healthcare cost trend experience.
•An experience loss of approximately $30,000 due to the change in mortality.
•An experience gain of approximately $610,000 due to the increase in the discount rate from 2.25% to 2.75%.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Projected Benefit Obligation increased in 2020 from the prior year due to the following:
•An experience loss of approximately $389,000 due to the claims/healthcare cost trend experience.
•An experience gain of approximately $656,000 due to the change in actuarial assumptions.
•An experience gain of approximately $104,000 due to the change in mortality.
•An experience loss of approximately $893,000 due to the decrease in the discount rate from 3.00% to 2.25%.

	December 31,
	2021	2020
	(In thousands)

Amounts recognized in the Company's Consolidated Financial Statements:
Assets	$—	—
Liabilities	(6,160)	(6,469)

Net amount recognized	$(6,160)	(6,469)

Amounts recognized in accumulated other comprehensive income:
Net (gain) loss	$1,539	2,288
Prior service cost	—	—

Net amount recognized	$1,539	2,288

The accumulated benefit obligation was $6.2 million and $6.5 million at December 31, 2021 and 2020, respectively.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of Net Periodic Benefit Cost

	Years Ended December 31,
	2021	2020	2019
	(In thousands)

Components of net periodic benefit cost:
Interest cost	$148	165	198
Amortization of prior service cost	—	—	52
Amortization of net loss	292	158	244

Net periodic benefit cost	440	323	494

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net loss (gain)	(457)	522	1,354
Amortization of prior service cost	—	—	(52)
Amortization of net loss (gain)	(292)	(158)	(244)

Total recognized in other comprehensive income	(749)	364	1,058

Total recognized in net periodic benefit cost and other comprehensive income	$(309)	687	1,552

As the plans are not funded, there is no expected return on plan assets shown in the net periodic benefit cost table above. Ozark National and NIS do not offer postretirement employment benefits.

The components of net periodic benefit cost including service cost are reported in "Other operating expenses" in the Consolidated Statement of Earnings.

Assumptions

	December 31,
	2021	2020

Weighted-average assumptions used to determine benefit obligations:
Discount rate	2.75%	2.25%
Expected long-term return on plan assets	n/a	n/a

	December 31,
	2021	2020	2019

Weighted-average assumptions used to determine net periodic benefit costs:
Discount rate	2.25%	3.00%	4.00%
Expected long-term return on plan assets	n/a	n/a	n/a

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For measurement purposes, a 7.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2022, decreasing annually by 0.5% until reaching an ultimate rate of 5%.

Plan Assets

The plans are unfunded and therefore had no assets at December 31, 2021 and 2020.

Contributions

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2022	$—
2023	—
2024	—
2025	—
2026	198
2027-2031	1,354

(15)  FEDERAL INCOME TAXES

Total Federal income taxes were allocated as follows:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)

Taxes (benefits) on earnings from continuing operations:
Current	$42,829	(275)	58,834
Deferred	3,747	20,031	(25,294)

Taxes on earnings	46,576	19,756	33,540

Taxes (benefits) on components of stockholders' equity:
Net unrealized gains and losses on securities available-for-sale	(51,177)	92,528	26,836
Foreign currency translation adjustments	(4)	4	139
Change in benefit plan liability	3,474	(3,398)	(1,158)
Change in accounting	—	(806)	—

Total Federal income taxes	$(1,131)	108,084	59,357

.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provisions for Federal income taxes attributable to earnings from continuing operations vary from amounts computed by applying the statutory income tax rate to income statement earnings before Federal income taxes due to differences between the financial statement reporting and income tax treatment of certain items. These differences and the corresponding tax effects are as follows:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)

Income tax expense at statutory rate of 21%	$47,724	23,534	34,683
Dividend received deduction	(394)	(401)	(493)
Tax exempt interest	(1,263)	(1,436)	(1,564)
Non deductible salary expense	439	351	294
Adjustments pertaining to prior tax years	(63)	(8)	459
Nondeductible insurance	96	96	96
Nondeductible expenses	54	44	117
Tax rate differential for loss carryback	—	(2,497)	—
Other, net	(17)	73	(52)

Taxes on earnings from continuing operations	$46,576	19,756	33,540

The Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law on March 27, 2020 to provide relief to businesses impacted by the Coronavirus pandemic. The CARES Act included a temporary reprieve from the carryback limitation on the use of net operating losses, allowing taxpayers to carryback certain net operating losses generated from 2018 through 2020 for up to five years in order to claim a refund of taxes paid in prior years. Accordingly, the Company was permitted to carryback the taxable loss generated in the year ended December 31, 2020 to tax years when the corporate tax rate was 35%. This resulted in a permanent tax benefit equal to the 14% corporate tax rate differential between the carryback rate of 35% and the current statutory rate of 21%. There was a permanent tax benefit of $2.5 million reflected in the reconciliation of the tax rate for the year ended December 31, 2020. An additional permanent tax benefit of $120,000 has been reflected in the reconciliation of the tax rate for the year ended December 31, 2021 as the true up from provision to actual for the carryback claim.

The Company generally expects its effective tax rate to be slightly less than the current statutory rate due to recurring permanent differences that reduce tax expense, principally tax exempt interest income and the dividend received deduction.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2021 and 2020 are presented below.

	December 31,
	2021	2020
	(In thousands)

Deferred tax assets:
Future policy benefits, excess of financial accounting liabilities over tax liabilities	$183,692	188,635
Investment securities write-downs for financial accounting purposes	735	649
Benefit plan liabilities	12,546	14,714
Accrued operating expenses recorded for financial accounting purposes not currently tax deductible	4,490	3,346
Accrued and unearned investment income recognized for tax purposes and deferred for financial accounting purposes	64	85
Goodwill	1,696	2,077
Other	88	95

Total gross deferred tax assets	203,311	209,601

Deferred tax liabilities:
Deferred policy acquisition costs, sales inducement costs, and VOBA, principally expensed for tax purposes	(157,543)	(153,742)
Tax reform reserve adjustment	(34,942)	(43,687)
Debt securities, principally due to deferred market discount for tax	(5,611)	(8,338)
Real estate, principally due to adjustments for financial accounting purposes	(14)	(2,245)
Net unrealized gains on debt and equity securities	(66,696)	(112,500)
Foreign currency translation adjustments	(1,356)	(1,360)
Fixed assets, due to different depreciation bases	(13,032)	(10,645)
Cost of reinsurance	(18,834)	(21,596)
Funds withheld liability	(5,591)	—
Other	(858)	(614)

Total gross deferred tax liabilities	(304,477)	(354,727)

Net deferred tax liabilities	$(101,166)	(145,126)

Beginning January 1, 2018, the Tax Cuts and Jobs Act imposed a limitation on life insurance tax reserves based upon the greater of net surrender value or 92.81% of the reserve method prescribed by the National Association of Insurance Commissioners which covers such contracts as of the date the reserve is determined. The Company determined that this limitation resulted in a tax reserve decrease of $332.9 million which the Tax Act allowed to be recognized over an eight-year period. At the statutory rate of 21%, the Company recorded a deferred tax liability as of December 31, 2017 of $69.9 million. This amount has been incorporated into the periodic measurement of net deferred tax liabilities and at December 31, 2021 is $34.9 million as shown in the table above. The total tax reserve adjustment of $332.9 million resulting from the limitation imposed under the Tax Act is being recognized as an increase of $41.6 million in taxable income per year through the year 2025. At the statutory rate of 21%, this results in additional tax of $8.7 million per year.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no valuation allowances for deferred tax assets at December 31, 2021 and 2020. In assessing deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is primarily dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and available tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

In accordance with GAAP, the Company assessed whether it had any significant uncertain tax positions related to open examination or other IRS issues and determined that there were none. Accordingly, no reserve for uncertain tax positions has been recorded. Should a provision for any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company's policy to accrue for such in its income tax accounts. There were no such accruals as of December 31, 2021 or 2020. The Company and its corporate subsidiaries file a consolidated U.S. Federal income tax return, which is subject to examination for all years after 2017.

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

(16)  SHORT-TERM BORROWINGS

National Western has available a $75 million bank line of credit (with Moody National Bank, its custodian bank and a related party) primarily for cash management purposes. The Company is required to maintain a collateral security deposit in trust with the sponsoring bank having a fair value equal to 110% of the line of credit. The Company had no outstanding borrowings under the line of credit at December 31, 2021 or 2020. The Company maintained assets having an amortized value of $91.2 million (fair value of $93.7 million) on deposit with the lender at December 31, 2021.

During 2020, National Western became a member of the Federal Home Loan Bank of Dallas (FHLB) through an initial minimum required stock investment of $4.3 million. Through this membership, National Western will have a specified borrowing capacity based upon the amount of collateral it establishes. At December 31, 2021, cash and securities in the amount of $57.3 million (fair value of $60.6 million) were pledged to FHLB.

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

On September 28, 2017, a purported shareholder derivative lawsuit was filed in the 122nd District Court of Galveston County, State of Texas entitled Robert L. Moody, Jr. derivatively on behalf of National Western Life Insurance Company and National Western Life Group, Inc. v. Ross Rankin Moody, et al., naming certain current and former directors and current officers as defendants. The complaint challenged the directors’ oversight of insurance sales to non-U.S. residents and alleged that the defendants breached their fiduciary duties in the conduct of their duties as board members by failing to act (i) on an informed basis and (ii) in good faith or with the honest belief that their actions were in the best interests of the Company. The complaint sought an undetermined amount of damages, attorneys’ fees and costs, and equitable relief, including the removal of the Company’s Chairman and Chief Executive Officer and other board members and/or officers of the Company. The Company believed that the claims in the complaint were baseless and without merit, vigorously defended this lawsuit, and was awarded reimbursement of legal costs and expenses from plaintiff as detailed below. The companies and directors filed their respective Pleas to the Jurisdiction ("Pleas") contesting the plaintiff's standing to even pursue this action, along with their Answers, on October 27, 2017. On December 14, 2017, plaintiff filed a Response to the Pleas and on December 21, 2017, the Court heard oral argument on the Pleas. Plaintiff then filed a First Amended Petition on January 11, 2018. The companies and directors filed a Supplement to the Pleas on January 30, 2018, to which plaintiff responded on February 1, 2018, and the companies and directors replied on February 9, 2018. On May 3, 2018, the Court issued a memorandum to all attorneys of record stating that the Court would grant the defendants' Pleas and asked the attorney for defendants to prepare and submit proposed orders/judgments granting the requested relief for consideration by the Court. The defendants filed such proposed order granting the Pleas on May 7, 2018. On May 16, 2018 the Court issued an Order granting the Pleas and dismissing Robert L. Moody, Jr.’s claims with prejudice, and plaintiff then filed a Motion to Transfer Venue (“MTTV”). Defendants filed an Application for Fees, seeking to recover defendants’ legal costs and expenses from plaintiff, and a Response to the MTTV on June 8, 2018. In response plaintiff filed a Motion to Vacate, a Response to the Application for Fees, and his own Request for Attorney’s Fees on July 5, 2018. Defendants filed a Response to the Motion to Vacate and to plaintiff’s Request for Attorney’s Fees on July 11, 2018, and the Court heard oral arguments on July 16, 2018. Plaintiff filed supplemental briefing in support of his July 5, 2018 filings on July 25, 2018, and defendants filed their response to plaintiff's supplemental briefing on July 27, 2018. On August 8, 2018 the Court issued an Order denying plaintiff's Motion to Vacate. Pursuant to the Court’s instructions, on October 5, 2018, defendants filed an Order Granting Application for Expenses. Defendants then filed a Motion for Entry of Final Judgment and a Request for Submission Date on Motion for Entry of Final Judgment on October 11, 2018, which the Court set as October 30, 2018. Plaintiff filed his Objection to Proposed Final Judgment and Objection to Proposed Order on Attorneys’ Fees on October 25, 2018, to which defendants filed a response on October 30, 2018. On November 11, 2018, the Court issued its Final Judgment: ordering Plaintiff to pay the companies $1,314,054 for reasonable and necessary fees and expenses, denying Plaintiff’s Motion to Transfer Venue, and dismissing Plaintiff’s counterclaim. Plaintiff appealed the Court’s Final Judgment to the First District Court of Appeals in Houston, TX. The court of appeals issued a panel decision on December 10, 2020 affirming the dismissal and award of attorneys’ fees and expenses to the companies. On January 22, 2021, Plaintiff filed a motion for rehearing of the affirmance of the award of attorneys’ fees and expenses. On July 27, 2021, the Court of Appeals vacated its December 10, 2020 judgment and withdrew its earlier opinion, and issued a new judgment and opinion again affirming the dismissal and award of attorneys’ fees and expenses to the companies. Plaintiff filed an Extension for Filing Review with the Texas Supreme Court on September 10, 2021, which expired on October 12, 2021. On October 15, 2021, Defendants received final payment in satisfaction of judgment from Robert L. Moody, Jr. for a total amount of $1,803,503. The Court of Appeals stated in its opinion that the evidence supported the trial court’s implied finding that Robert L. Moody, Jr.’s suit was filed without reasonable cause and for an improper purpose, and therefore, the court’s order that he pay $1,803,503 in attorneys’ fees to the Defendants was proper. Defendants filed a Notice of Satisfaction of Judgment with the trial court on October 19, 2021. Judgment in the Defendants’ favor is now final and not subject to any further appeals.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April of 2019, National Western defended a two-week jury trial in which it was alleged that it committed actionable Financial Elder Abuse in its issuance of a $100,000 equity indexed annuity to the Plaintiff in the case of Williams v Pantaleoni et al, Case No. 17CV03462, Butte County California Superior Court. The Court entered an Amended Judgment on the Jury Verdict on July 27, 2019 against National Western in the amount of $14,949 for economic damages and $2.9 million in non-economic and punitive damages. National Western vigorously disputes the verdicts and the amounts awarded, and in furtherance of such, filed a Motion for Judgment Notwithstanding Jury Verdict and a Motion for New Trial, both of which were rejected by the Court. On September 9, 2019, NWLIC filed its Notice of Appeal. On November 11, 2019, the judge awarded the Plaintiff attorney’s fees in the amount of $1.26 million. Both the Plaintiff and NWLIC appealed this ruling. On June 11, 2021, the appellate court reversed the judgment and directed the trial court to enter judgment in favor of NWLIC. Plaintiff has filed an appeal with the Supreme Court of California. On September 22, 2021, the California Supreme Court granted review and transferred the case back to the appellate court with instructions to vacate its decision and reconsider its finding that Mr. Pantaleoni did not have an agency relationship with NWLIC. On March 4, 2022, the appellate court filed an opinion completely striking the award of punitive damages that had been in the amount of $2.50 million, affirming economic damages of $14,949 and non-economic damages of $420,000, and awarding Plaintiff costs on appeal. The appellate court remanded the case to the trial court to reconsider the attorney fee award of $1.26 million in light of the reversal of punitive damages.

In the Form 10-Q for the period ended September 30, 2020, the Company reported that it experienced a data event in which an intruder accessed and exfiltrated certain data from the Company's network. As a result of this event, the Company reported in its Form 10-K for the year ended December 31, 2020, that it was aware of two proposed class actions filed against National Western, Mildred Baldwin, on behalf of herself and others similarly situated vs. National Western Life Insurance Company, Missouri Circuit Court for the 18th Judicial Circuit (Pettis County) filed February 16, 2021, and Douglas Dyrssen Sr., individually and on behalf of all others similarly situated vs. National Western Life Insurance Company and National Western Life Group, Inc., United States District Court for the Eastern District of California filed March 8, 2021. The parties agreed to consolidate those two proposed class actions into a single proposed class action, Mildred Baldwin, on behalf of herself and others similarly situated vs. National Western Life Insurance Company, United States District Court for the Western District of Missouri. Baldwin is seeking an undetermined amount of damages, attorneys' fees and costs, injunctive relief, declaratory and other equitable relief, and enjoinment. National Western filed a Motion to Dismiss on July 16, 2021. On July 26, 2021, the parties filed a Joint Motion to Stay Pending Mediation, which the court denied. On September 15, 2021, the court granted in part and denied in part National Western’s Motion to Dismiss. At the mediation held on October 12, 2021, the parties agreed on preliminary terms to settle the litigation. The parties filed a Joint Notice of Settlement and Motion to Stay Deadlines with the court on October 20, 2021. The Company accrued $4.4 million for this matter. The Court issued an order preliminarily approving the settlement on January 19, 2022. The settlement terms remain subject to final court approval. The final approval hearing is currently set for June 16, 2022.

Although there can be no assurances, at the present time, the Company does not anticipate that the ultimate liability arising from such other potential, pending, or threatened legal actions will have a material adverse effect on the financial condition or operating results of the Company.

The Company was informed by the Internal Revenue Service (“IRS”) that it had countersigned a previously negotiated closing agreement effective February 11, 2022 (“Agreement”) by and between National Western and the Commissioner of Internal Revenue pertaining to an open matter regarding the tax status of certain of the Company’s international life insurance products. Under terms of the Agreement, the Company is to remit to the IRS a payment in the amount of $4.9 million within sixty days of the effective date of the Agreement and to make stipulated adjustments to the policies covered under the Agreement within ninety days of the effective date. The Company had previously accrued for this contingency in a financial statement period predating the financial statements for the three years ended December 31, 2021. Accordingly, there is no effect on the financial statements for the year ended December 31, 2021 for this Agreement.

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

The Company had $5.4 million in commitments to fund new loans and $13.1 million in commitments to extend credit relating to existing loans at December 31, 2021. The Company evaluates each customer's creditworthiness on a case-by-case basis. The Company also had commitments to make capital contributions to alternative investment debt and equity funds of $256.4 million as of December 31, 2021. The Company had no commitments to extend credit relating to revolving credit facilities at December 31, 2021.

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

The Company estimates its liabilities for guaranty association assessments by using the latest information available from the National Organization of Life and Health Insurance Guaranty Associations. The Company monitors and revises its estimates for assessments as additional information becomes available which could result in changes to the estimated liabilities. As of December 31, 2021, 2020 and 2019, liabilities for guaranty association assessments totaled $0.1 million, $0.2 million and $0.2 million, respectively. Other operating expenses related to state guaranty association assessments were minimal for the years ended December 31, 2021, 2020 and 2019.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(D)  Leases

The Company leases various office related equipment. Rental expenses for these leases were $0.4 million, $0.5 million and $0.4 million for the years ended December 31, 2021, 2020, and 2019, respectively.  In 2021, the Company entered into two lease agreements for new equipment under finance leases. These leases will expire in October 2024 and November 2026. The present value of future payments capitalized amounted to $1.4 million and amortization commenced in 2021. The Company's future annual lease obligations under finance leases as of December 31, 2021 are as shown below (in thousands).

2022	$343
2023	343
2024	316
2025	179
2026	165
Total minimum lease payments	1,346

Less: Interest	(10)

Present value of net minimum lease payments	$1,336

(18)  DEPOSITS WITH REGULATORY AUTHORITIES

The following assets, stated at amortized cost, were on deposit with state and other regulatory authorities, as required by law, at the end of each year.

	December 31,
	2021	2020
	(In thousands)

National Western:
Debt securities available-for-sale	$15,307	15,283
Short-term investments	475	475

Total National Western	15,782	15,758

Ozark National:
Debt securities available-for-sale	3,319	3,331

Total Ozark National	3,319	3,331

Total	$19,101	19,089

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mr. Moody, Jr. wholly owns an insurance marketing organization that maintains agency contracts with National Western pursuant to which agency commissions are paid in accordance with standard commission schedules. Mr. Moody, Jr. also maintains an independent agent contract with National Western for policies personally sold under which commissions are also paid in accordance with standard commission schedules. Commissions paid under these agency contracts aggregated approximately $155,107 and $182,957 in 2021 and 2020, respectively.

Management fees totaling $2,000 and $0 were paid to Regent Management Services, Limited Partnership ("RMS") for services provided to downstream nursing home subsidiaries of NWLGI in 2021 and 2020, respectively. These nursing home operations were sold by the Company during 2019. RMS is 1% owned by general partner RCC Management Services, Inc. ("RCC"), and 99% owned by limited partner, the Three R Trusts. RCC is 100% owned by the Three R Trusts. The Three R Trusts are four separate Texas trusts for the benefit of the children of Robert L. Moody, Sr. (Robert L. Moody, Jr., Ross R. Moody, Russell S. Moody, and Frances A. Moody-Dahlberg).

National Western holds an investment totaling approximately 9.4% of the issued and outstanding shares of Moody Bancshares, Inc. at December 31, 2021 and the Three R Trusts owns a majority of the issued and outstanding shares. Moody Bancshares, Inc. owns 100% of the outstanding shares of Moody Bank Holding Company, Inc., which owns approximately 98.5% of the outstanding shares of The Moody National Bank of Galveston ("MNB"). Ross R. Moody and Frances A. Moody-Dahlberg are members of the Board of Directors of Moody Bancshares, Inc. National Western utilizes MNB for certain bank custodian services as well as for certain administrative services with respect to its defined benefit plan. Fees totaling $536,101 and $582,150 were paid to MNB with respect to these services in 2021 and 2020, respectively. The Company maintains an office space lease with MNB and made payments totaling $32,101 and $32,101 in 2021 and 2020, respectively, under this lease.

National Western paid American National Group, Inc. (“American National”) $642,099 and $840,802 in 2021 and 2020, respectively, in premiums for certain company sponsored benefit plans and $3,021,197 and $2,635,164 in 2021 and 2020, respectively, in reimbursements for claim costs for which American National provides third party administrative services. American National paid National Western $3,147,080 and $2,744,962 in 2021 and 2020, respectively, in premiums for its company sponsored benefit plans. National Western maintained an investment agreement with American National Registered Investment Advisory, Inc., a subsidiary of American National, under which $58,032 and $47,778 was paid in 2021 and 2020, respectively, for services. Robert L. Moody, Sr., serves as Chairman Emeritus and Ross R. Moody serves as a non-executive Chairman of the Board of American National. Anne M. Moody, E. Douglas McLeod, and E. J. Pederson, members of the NWLGI Board of Directors, are also members of the American National Board of Directors.

During 2015, American National sold a 24.93% undivided participation in a mortgage loan to The Westcap Corporation for $20.0 million. The Westcap Corporation will receive 24.93% of all future cash receipts, which will be recognized over the life of the loan. This mortgage loan investment had a balance of $17.9 million and $18.5 million as of December 31, 2021 and 2020, respectively, which is reflected in the Consolidated Balance Sheets.

(20)  SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date of filing and no other reportable items were identified.

NATIONAL WESTERN LIFE GROUP, INC.
SCHEDULE I
SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2021
(In thousands)

Type of Investment	Amortized Cost or Cost (1)	Fair Value	Balance Sheet Amount

Debt securities available-for-sale:
United States government and government agencies and authorities	$45,941	47,033	47,033
States, municipalities, and political subdivisions	479,148	505,960	505,960
Foreign governments	62,979	62,391	62,391
Public utilities	745,359	784,969	784,969
Corporate	6,322,471	6,700,953	6,700,953
Commercial mortgage-backed	27,016	27,757	27,757
Residential mortgage-backed	530,702	549,623	549,623
Asset-backed	390,634	390,260	390,260
Total securities available-for-sale	8,604,250	9,068,946	9,068,946

Debt securities trading:
United States government and government agencies and authorities	—	—	—
States, municipalities, and political subdivisions	16,644	17,487	17,487
Foreign Government	—	—	—
Public utilities	36,282	36,973	36,973
Corporate	413,250	423,778	423,778
Commercial mortgage-backed	240,484	240,573	240,573
Residential mortgage-backed	45,195	44,772	44,772
Asset-backed	314,253	313,855	313,855
Total securities trading	1,066,108	1,077,438	1,077,438

Total fixed maturity bonds	9,670,358	10,146,384	10,146,384

Equity securities:
Common stocks:
Public utilities	578	1,335	1,335
Banks, trust, and insurance companies	1,701	4,287	4,287
Industrial, miscellaneous, and all others	9,945	18,173	18,173
Preferred stocks	4,325	4,422	4,422
Total equity securities	16,549	28,217	28,217

Derivatives, index options	101,622		101,622
Mortgage loans on real estate	486,892		486,892
Policy loans	71,286		71,286
Other long-term investments (2)	137,670		137,670
Total investments other than investments in related parties	$10,484,377		10,972,071

NATIONAL WESTERN LIFE GROUP, INC.
SCHEDULE I
SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES (Continued)
December 31, 2021
(In thousands)
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

See accompanying report of Independent Registered Public Accounting Firm.

National Western Life Group, Inc.
Schedule II
Condensed Financial Information of Registrant
Condensed Statements of Financial Position as of December 31, 2021 and 2020
(Parent Company Only)
(in thousands)

	2021	2020

ASSETS
Investment in subsidiaries	$2,538,996	2,535,669
Cash and cash equivalents	7,017	8,376
Deferred Federal income tax asset	8,258	7,721
Other assets	263	293

Total assets	$2,554,534	2,552,059

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Current Federal income tax liability	14,388	11,667
Other liabilities	455	642

Total liabilities	14,843	12,309

Stockholders' Equity:
Common Stock:
Class A - $0.01 par value; 7,500,000 shares authorized; 3,436,020 issued and outstanding in 2021 and 2020	34	34
Class B - $0.01 par value; 200,000 shares authorized, issued, and outstanding in 2021 and 2020	2	2
Additional paid-in capital	41,716	41,716
Accumulated other comprehensive income	215,953	395,421
Retained earnings	2,281,986	2,102,577

Total stockholders’ equity	2,539,691	2,539,750

Total liabilities and stockholders' equity	$2,554,534	2,552,059

See Notes to Condensed Financial Information of Registrant

National Western Life Group, Inc.
Schedule II
Condensed Financial Information of Registrant
Condensed Statements of Operations for the Years Ended December 31, 2021, 2020 and 2019
(Parent Company Only)
(in thousands)

	2021	2020	2019

Revenues:
Dividend income from subsidiaries	$—	1,395	36,000
Net investment income	10	9	—

Total revenues	10	1,404	36,000

Expenses:
Other operating expenses	2,660	3,322	5,358

Total expenses	2,660	3,322	5,358

Earnings/(loss) before Federal income taxes	(2,650)	(1,918)	30,642
Federal income taxes/(benefit)	(537)	(2,212)	(1,739)

Earnings (loss) before equity in earnings of affiliates	(2,113)	294	32,381
Equity in earnings of affiliates	182,794	92,018	99,235

Net earnings	$180,681	92,312	131,616

See Notes to Condensed Financial Information of Registrant

National Western Life Group, Inc.
Schedule II
Condensed Financial Information of Registrant
Condensed Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019
(Parent Company Only)
(in thousands)

	2021	2020	2019

Cash flows from operating activities:
Net earnings	$180,681	92,312	131,616
Adjustments to reconcile net earnings to cash provided by operating activities:
Equity in earnings of affiliates	(182,794)	(92,018)	(99,235)
Depreciation and amortization	30	30	30
Change in:
Federal income tax, net	2,721	16,397	(547)
Deferred Federal income tax	(537)	(7,481)	(637)
Due to subsidiaries, net	—	—	—
Other, net	(188)	(830)	(4)

Net cash provided by (used in) operating activities	(87)	8,410	31,223

Cash flows from investing activities:
Payments to acquire businesses	—	—	(30,154)

Net cash provided by (used in) investing activities	—	—	(30,154)

Cash flows from financing activities:
Dividends on common stock	(1,272)	(1,273)	(1,273)

Net cash provided by (used in) financing activities	(1,272)	(1,273)	(1,273)

Net increase (decrease) in cash, cash equivalents, and restricted cash	(1,359)	7,137	(204)
Cash, cash equivalents, and restricted cash at the beginning of year	8,376	1,239	1,443

Cash, cash equivalents, and restricted cash at the end of year	$7,017	8,376	1,239

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

2. Dividend Payments

In the years ended December 31, 2021, 2020, and 2019, dividends of $0.0 million, $0.0 million and $36.0 million were declared and paid by NWLIC to NWLGI, respectively. In the years ended December 31, 2021, 2020, and 2019, dividends of $0.0 million, $1.4 million, and $0.0 million were declared and paid by NIS to NWLGI, respectively. These dividend payments are eliminated in the consolidated financial statements.

NATIONAL WESTERN LIFE GROUP, INC.
SCHEDULE IV
REINSURANCE INFORMATION
For the Years Ended December 31, 2021, 2020 and 2019
(In thousands)

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net amount	Percentage of Amount Assumed to Net
	(In thousands)

2021
Life insurance face in force	$20,888,431	3,781,167	—	17,107,264	—%

Premiums:
Life insurance	$92,891	6,419	194	86,666	0.2%
Accident and health insurance	3,346	—	—	3,346	—%
Annuities	31	—	—	31	—%
Total premiums	$96,268	6,419	194	90,043	0.2%

2020
Life insurance face in force	$21,954,160	4,013,073	—	17,941,087	—%

Premiums:
Life insurance	$95,579	6,217	205	89,567	0.2%
Accident and health insurance	2,956	—	—	2,956	—%
Annuities	19	—	—	19	—%
Total premiums	$98,554	6,217	205	92,542	0.2%

2019
Life insurance face in force	$23,299,829	4,252,828	—	19,047,001	—%

Premiums:
Life insurance	$92,844	6,041	212	87,015	0.2%
Accident and health insurance	3,214	—	—	3,214	—%
Annuities	19	—	—	19	—%
Total premiums	$96,077	6,041	212	90,248	0.2%

NATIONAL WESTERN LIFE GROUP, INC.
SCHEDULE V
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2021, 2020 and 2019
(In thousands)

Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Retained Earnings	Reductions	Balance at End of Period

Valuation accounts deducted from applicable assets:

Allowance for possible losses on mortgage loans:

December 31, 2021	$2,486	501	—	—	2,987

December 31, 2020	$675	1,307	504	—	2,486

December 31, 2019	$675	—	—	—	675

Allowance for current expected credit losses on debt securities

December 31, 2021	$—	—	—	—	—

December 31, 2020	$—	—	3,334	(3,334)	—

Allowance for possible losses on real estate:

December 31, 2021	$424	—	—	—	424

December 31, 2020	$596	—	—	(172)	424

December 31, 2019	$611	—	—	(15)	596

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

NATIONAL WESTERN LIFE GROUP, INC.
(Registrant)

Date:	March 10, 2022	/S/Ross R. Moody
By: Ross R. Moody, Chairman of the Board, President and
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/S/Ross R. Moody	Chairman of the Board, President	March 10, 2022
Ross R. Moody	and Chief Executive Officer
(Principal Executive Officer)

/S/Brian M. Pribyl	Senior Vice President - Chief Financial Officer,	March 10, 2022
Brian M. Pribyl	and Treasurer
(Principal Financial Officer)
(Principal Accounting Officer)

/S/Thomas A. Blackwell	Director	March 10, 2022
Thomas A. Blackwell

/S/David S. Boone	Director	March 10, 2022
David S. Boone

/S/Stephen E. Glasgow	Director	March 10, 2022
Stephen E. Glasgow

/S/E. Douglas McLeod	Director	March 10, 2022
E. Douglas McLeod

/S/Frances A. Moody-Dahlberg	Director	March 10, 2022
Frances A. Moody-Dahlberg

/S/Charles D. Milos	Director	March 10, 2022
Charles D. Milos

/S/Ann M. Moody	Director	March 10, 2022
Ann M. Moody

/S/E.J. Pederson	Director	March 10, 2022
E.J. Pederson