Form 10-Q
period 2022-03-31
National Western Life Group, Inc.
filed 2022-05-10
CIK 1635984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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
Large Accelerated filer  ☐  Accelerated filer  ☒    Non-accelerated filer (Do not check if a smaller reporting company)  ☐  Smaller reporting company ☐  Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of May 9, 2022, the number of shares of Registrant's common stock outstanding was: Class A – 3,436,020 and  Class B - 200,000.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
ASSETS	March 31, 2022	December 31, 2021

Investments:
Debt securities available-for-sale, at fair value (cost: $8,809,594 and $8,604,250)	$8,715,874	9,068,946
Debt securities trading, at fair value (cost: $1,076,517 and $1,066,108)	1,014,904	1,077,438
Mortgage loans, net of allowance for credit losses ($2,816 and $2,987), ($11,120 and 8,469 at fair value)	510,995	487,304
Policy loans	71,620	71,286
Derivatives, index options	44,861	101,622
Equity securities, at fair value (cost: $16,569 and $16,549)	27,585	28,217
Other long-term investments	145,507	137,670

Total investments	10,531,346	10,972,483

Cash and cash equivalents	499,754	714,624
Deferred policy acquisition costs	740,024	569,839
Deferred sales inducements	103,584	78,136
Value of business acquired	152,462	154,499
Cost of reinsurance	86,571	89,686
Accrued investment income	91,190	84,394
Federal income tax receivable	2,761	—
Amounts recoverable from reinsurer	1,494,764	1,539,919
Other assets	121,580	126,609

Total assets	$13,824,036	14,330,189

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY	March 31, 2022	December 31, 2021

LIABILITIES:

Future policy benefits:
Universal life and annuity contracts	$8,890,352	9,003,275
Traditional life reserves	912,302	909,712
Other policyholder liabilities	145,192	134,338
Funds withheld liability	1,349,050	1,485,267
Deferred Federal income tax liability	41,440	101,166
Federal income tax payable	—	2,331
Other liabilities	187,719	154,409

Total liabilities	11,526,055	11,790,498

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:

Common stock:
Class A - $0.01 par value; 7,500,000 shares authorized; 3,436,020 issued and outstanding in 2022 and 2021	34	34
Class B - $0.01 par value; 200,000 shares authorized, issued, and outstanding in 2022 and 2021	2	2
Additional paid-in capital	41,716	41,716
Accumulated other comprehensive income (loss)	(61,941)	215,953
Retained earnings	2,318,170	2,281,986

Total stockholders’ equity	2,297,981	2,539,691

Total liabilities and stockholders' equity	$13,824,036	14,330,189

Note:  The Condensed Consolidated Balance Sheet at December 31, 2021 has been derived from the audited Consolidated Financial Statements as of that date.

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended March 31, 2022 and 2021
(Unaudited)
(In thousands, except per share amounts)

	2022	2021

Premiums and other revenues:
Universal life and annuity contract charges	$32,651	34,889
Traditional life premiums	22,333	22,584
Net investment income	69,724	166,075
Other revenues	5,797	5,414
Net realized investment gains:
Other net investment gains	3,794	1,416
Total net realized investment gains	3,794	1,416
Total revenues	134,299	230,378

Benefits and expenses:
Life and other policy benefits	41,899	37,889
Amortization of deferred transaction costs	29,016	29,989
Universal life and annuity contract interest	(14,805)	52,845
Other operating expenses	32,582	31,335

Total benefits and expenses	88,692	152,058

Earnings before Federal income taxes	45,607	78,320

Federal income taxes	9,423	16,191

Net earnings	$36,184	62,129

Basic earnings per share:
Class A	$10.23	$17.57
Class B	$5.12	$8.79

Diluted earnings per share:
Class A	$10.23	$17.57
Class B	$5.12	$8.79

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2022 and 2021
(Unaudited)
(In thousands)

	2022	2021

Net earnings	$36,184	62,129

Other comprehensive income (loss), net of effects of deferred costs and taxes:
Unrealized gains (losses) on available-for-sale securities:
Net unrealized holding gains (losses) arising during period	(276,609)	(152,195)
Reclassification adjustment for net amounts included in net earnings	(2,732)	(1,119)

Net unrealized gains (losses) on securities	(279,341)	(153,314)

Foreign currency translation adjustments	313	(5)

Benefit plans:
Amortization of net prior service cost and net gain	1,134	1,935

Other comprehensive income (loss)	(277,894)	(151,384)

Comprehensive income (loss)	$(241,710)	(89,255)

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2022 and 2021
(Unaudited)
(In thousands)

	2022	2021

Common stock:
Balance at beginning of period	$36	36

Balance at end of period	36	36

Additional paid-in capital:
Balance at beginning of period	41,716	41,716

Balance at end of period	41,716	41,716

Accumulated other comprehensive income (loss):
Unrealized gains (losses) on debt securities available-for-sale:
Balance at beginning of period	226,220	418,741
Change in unrealized gains (losses) during period, net of tax	(279,341)	(153,314)

Balance at end of period	(53,121)	265,427

Foreign currency translation adjustments:
Balance at beginning of period	5,100	5,116
Change in translation adjustments during period	313	(5)

Balance at end of period	5,413	5,111

Benefit plan liability adjustment:
Balance at beginning of period	(15,367)	(28,436)
Amortization of net prior service cost and net gain, net of tax	1,134	1,935

Balance at end of period	(14,233)	(26,501)

Accumulated other comprehensive income (loss) at end of period	(61,941)	244,037

Retained earnings:
Balance at beginning of period	2,281,986	2,102,577
Net earnings	36,184	62,129

Balance at end of period	2,318,170	2,164,706

Total stockholders' equity	$2,297,981	2,450,495

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2022 and 2021
(Unaudited)
(In thousands)

	2022	2021

Cash flows from operating activities:
Net earnings	$36,184	62,129
Adjustments to reconcile net earnings to net cash from operating activities:
Universal life and annuity contract interest	(14,805)	52,845
Surrender charges and other policy revenues	(5,110)	(6,134)
Realized (gains) losses on investments	(3,794)	(1,416)
Accretion/amortization of discounts and premiums, investments	(997)	464
Depreciation and amortization	3,440	3,159
Increase (decrease) in estimated credit losses on investments	(171)	547
(Increase) decrease in value of debt securities trading	72,945	13,952
(Increase) decrease in value of equity securities	653	(1,627)
(Increase) decrease in value of derivative options	38,198	(28,023)
(Increase) decrease in deferred policy acquisition and sales inducement costs, and value of business acquired	11,222	2,876
(Increase) decrease in accrued investment income	(6,796)	(1,848)
(Increase) decrease in reinsurance recoverable	45,155	13,534
(Increase) decrease in cost of reinsurance	3,115	3,868
(Increase) decrease in other assets	(329)	184
Increase (decrease) in liabilities for future policy benefits	22,652	17,765
Increase (decrease) in other policyholder liabilities	10,854	9,781
Increase (decrease) in Federal income tax liability	(5,092)	13,825
Increase (decrease) in deferred Federal income tax	14,145	2,231
Increase (decrease) in funds withheld liability	(136,217)	(60,632)
Increase (decrease) in other liabilities	(12,545)	(41,590)

Net cash provided by operating activities	72,707	55,890

Cash flows from investing activities:
Proceeds from sales of:
Debt securities available-for-sale	13,030	571,117
Debt securities trading	17,183	—
Other investments	552	10,608
Proceeds from maturities, redemptions, and prepayments of:
Debt securities available-for-sale	248,347	384,835
Debt securities trading	46,762	1,309
Other investments	11,732	4,557
Derivatives, index options	32,304	34,968
Purchases of:
Debt securities available-for-sale	(414,547)	(408,534)

	Continued on Next Page

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) For the Three Months Ended March 31, 2022 and 2021 (Unaudited) (In thousands)

	2022	2021

Debt securities trading	(74,082)	(605,828)
Equity securities	(155)	(10,356)
Derivatives, index options	(12,576)	(11,511)
Other investments	(18,043)	(17,208)
Property, equipment, and other productive assets	(569)	(2,603)
Principal payments on mortgage loans	2,440	4,015
Cost of mortgage loans acquired	(26,400)	(49,510)
Decrease (increase) in policy loans	(334)	1,251
Other (increases) decreases to funds withheld	(463)	(39,790)

Net cash provided by (used in) investing activities	(174,819)	(132,680)

Cash flows from financing activities:
Deposits to account balances for universal life and annuity contracts	114,756	169,294
Return of account balances on universal life and annuity contracts	(227,826)	(237,814)
Principal payments under finance lease obligation	(84)	(99)

Net cash provided by (used in) financing activities	(113,154)	(68,619)

Effect of foreign exchange	396	(6)

Net increase (decrease) in cash, cash equivalents, and restricted cash	(214,870)	(145,415)
Cash, cash equivalents, and restricted cash at beginning of period	714,624	581,059

Cash, cash equivalents and restricted cash at end of period	$499,754	435,644

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$19	19
Income taxes	$433	5

Noncash operating activities:
Net deferral and amortization of sales inducements	$(550)	2,257

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position and results of operations of National Western Life Group, Inc. ("NWLGI") and its wholly owned subsidiaries (collectively, the “Company”), on a basis consistent with the prior audited consolidated financial statements, as of March 31, 2022, and for the three months ended March 31, 2022 and March 31, 2021. Such adjustments are of a normal recurring nature. Certain reclasses of prior year balances have been made for comparison. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year. It is recommended that these Condensed Consolidated Financial Statements be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 which is accessible free of charge through the Company's internet site at www.nwlgi.com or the Securities and Exchange Commission internet site at www.sec.gov. The Condensed Consolidated Balance Sheet at December 31, 2021 has been derived from the audited consolidated financial statements as of that date.

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

As a result of executing a funds withheld coinsurance agreement at December 31, 2020, the Company implemented accounting policies related to trading debt securities and the embedded derivative on reinsurance in its financial statements. Trading securities represent debt securities that are included in the fund assets withheld as part of the funds withheld coinsurance agreements to support the policyholder liability obligations ceded to the reinsurer. Trading debt securities are reported in the accompanying Condensed Consolidated Financial Statements at their fair values with changes in their fair values reflected as a component of Net investment income in the Condensed Consolidated Statements of Earnings. Since these trading debt securities pertain to investment activities related to coinsurance agreements rather than as an income strategy based on active trading, they are classified as investing activities in the Condensed Consolidated Statements of Cash Flows. Under the terms of the coinsurance funds withheld agreement, while the assets are withheld, the associated interest and credit risk of these assets are transferred to the reinsurer creating an embedded derivative on reinsurance in the funds withheld liability. Accordingly, the Company is required to bifurcate the embedded derivative from the host contract in accordance with ASC 815-15. The bifurcated embedded derivative on reinsurance is computed as the fair value unrealized gain (loss) on the underlying funds withheld assets. This amount is included as a component of the funds withheld liability balance reported on the Condensed Consolidated Balance Sheets, with changes in the embedded derivative on reinsurance reported in Net investment income in the Condensed Consolidated Statements of Earnings. The embedded derivative on reinsurance is classified as a Level 2 financial instrument in the fair value hierarchy because its valuation input is the fair value market adjustments on the underlying Level 2 debt securities. See Note (10) Fair Values of Financial Instruments for further details of fair value disclosures. In the Condensed Consolidated Statements of Cash Flows, changes in the funds withheld liability are reported as operating activities. Realized gains on funds withheld assets are transferred to the reinsurer and reported as investing activities in the Condensed Consolidated Statements of Cash Flows. The value of the embedded derivative at March 31, 2022 and December 31, 2021 was $175.6 million and $84.7 million, respectively.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below shows the net unrealized gains and losses on available-for-sale securities that were reclassified out of accumulated other comprehensive income for the three months ended March 31, 2022 and March 31, 2021.

Affected Line Item in the Condensed Consolidated Statements of Earnings	Amount Reclassified From Accumulated Other Comprehensive Income
	Three Months Ended March 31,
	2022	2021

	(In thousands)

Other net investment gains	$3,458	1,416
Earnings before Federal income taxes	3,458	1,416
Federal income taxes	726	297

Net earnings	$2,732	1,119

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

In March 2022, the FASB released ASU 2022-02 Financial Instruments – Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures. The amendments in this Update eliminate the accounting guidance for troubled-debt restructurings (TDRs) by creditors in Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors, but enhances disclosure requirements for certain loan modifications in which the debtor is experiencing financial difficulties. Additionally, the amendments in this Update require public business entities to disclose current-period gross write offs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost. The updates are required to be applied prospectively beginning in fiscal years after December 15, 2022, including interim periods within those fiscal years. The Company does not expect this guidance to have a material impact on the Consolidated Financial Statements and related disclosures upon adoption.

Accounting pronouncements adopted

In December 2019, the FASB issued ASU 2019-12 Income Taxes - Simplifying the Accounting for Income Taxes (Topic 740), which simplifies various aspects of the income tax accounting guidance and will be applied using different approaches depending on the specific amendment. The amendments are effective for fiscal periods beginning after December 15, 2020. Earlier adoption was permitted. The adoption of this ASU in 2021 did not have a material effect on the results of operations or financial position of the Company.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future Consolidated Financial Statements.

(3) STOCKHOLDERS' EQUITY

Robert L. Moody, Sr., through the Robert L. Moody Revocable Trust, controls 99.0% of the total outstanding shares of the Company's Class B common stock as of March 31, 2022. Holders of the Company's Class A common stock elect one-third of the Board of Directors of the Company, and holders of the Class B common stock elect the remainder. Any cash or in-kind dividends paid on each share of Class B common stock are limited to one-half of the cash or in-kind dividends paid on each share of Class A common stock. In the event of liquidation of the Company, the Class A stockholders will receive the par value of their shares; then the Class B stockholders shall receive the par value of their shares; and the remaining net assets of the Company shall be divided between the stockholders of both Class A and Class B stock based upon the number of shares held.

As the sole owner of National Western, all dividends declared by National Western are payable entirely to NWLGI and are eliminated in consolidation. National Western is restricted by state insurance laws as to dividend amounts which may be paid to stockholders without prior approval from the Colorado Division of Insurance. The restrictions are based on the lesser of statutory earnings from operations, excluding capital gains, or 10% of statutory surplus of National Western as of the previous year-end. Under these guidelines, the maximum dividend payment which may be made without prior approval in 2022 is $64.4 million. National Western did not declare or pay cash dividends to NWLGI during the three months ended March 31, 2022 and 2021.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Ozark National is similarly restricted under the state insurance laws of Missouri as to dividend amounts which may be paid to stockholders without prior approval to the greater of 10.0% of the statutory surplus of the company from the preceding year-end or the company's net gain from operations, excluding capital gains, from the prior calendar year. Based upon this restriction, the maximum dividend payment which may be made in 2022 without prior approval is $18.6 million. All dividends declared by Ozark National are payable entirely to NWLIC as the sole owner and are eliminated in consolidation. Ozark National did not declare or pay cash dividends to NWLIC during the quarters ended March 31, 2022 and 2021.

NWLGI did not declare or pay cash dividends on its common shares during the three months ended March 31, 2022 and 2021.

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

	Three Months Ended March 31,
	2022		2021
	Class A	Class B	Class A	Class B

	(In thousands except per share amounts)

Numerator for Basic and Diluted Earnings Per Share:
Net earnings	$36,184		62,129
Dividends - Class A shares	—		—
Dividends - Class B shares	—		—

Undistributed earnings	$36,184		62,129

Allocation of net earnings:
Dividends	$—	—	—	—
Allocation of undistributed earnings	35,161	1,023	60,372	1,757

Net earnings	$35,161	1,023	60,372	1,757

Denominator:
Basic earnings per share - weighted-average shares	3,436	200	3,436	200
Effect of dilutive stock options	—	—	—	—

Diluted earnings per share - adjusted weighted-average shares for assumed conversions	3,436	200	3,436	200

Basic earnings per share	$10.23	5.12	17.57	8.79

Diluted earnings per share	$10.23	5.12	17.57	8.79

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

	Three Months Ended
	March 31,
	2022	2021

	(In thousands)

Service cost	$33	30
Interest cost	145	132
Expected return on plan assets	(394)	(356)
Amortization of net loss	34	134

Net periodic benefit cost	$(182)	(60)

The service cost shown above for each period represents plan expenses expected to be paid out of plan assets. Under the clarified rules of the Pension Protection Act, plan expenses paid from plan assets are to be included in the plan's service cost component.

The Company's minimum required contribution for the 2022 plan year is $0.0 million. There was $0.3 million in planned contributions remaining for the 2021 plan year as of March 31, 2022. There was up to $0.3 million in planned contributions remaining for the 2022 plan year as of March 31, 2022. As of March 31, 2022, the Company has made $0.0 million in contributions to the plan for the 2021 plan year and $0.0 million in contributions to the plan for the 2022 plan year.

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

The following table summarizes the components of net periodic benefit costs for the non-qualified defined benefit plans.

	Three Months Ended
	March 31,
	2022	2021

	(In thousands)

Service cost	$260	309
Interest cost	278	261
Amortization of prior service cost	15	15
Amortization of net loss	584	1,282

Net periodic benefit cost	$1,137	1,867

As the plans are not funded, there is no expected return on plan assets shown in the net periodic benefit cost table above. The Company expects to contribute $2.0 million to these plans in 2022. As of March 31, 2022, the Company has contributed $0.4 million to the plans.

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

	Three Months Ended
	March 31,
	2022	2021

	(In thousands)

Interest cost	$43	37
Amortization of net loss	52	73

Net periodic benefit cost	$95	110

As the plans are not funded, there is no expected return on plan assets shown in the net periodic benefit cost table above. The Company expects to contribute minimal amounts to the plans in 2022. Ozark National and NIS do not offer postemployment benefits.

The components of net periodic benefit cost including service cost are reported in the line item “Other operating expenses” in the Condensed Consolidated Statements of Earnings.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(6)SEGMENT AND OTHER OPERATING INFORMATION

The Company defines its reportable operating segments as domestic life insurance, international life insurance, annuities, and ONL and Affiliates. These segments are organized based on product types, geographic marketing areas, and business groupings. Ozark National and NIS have been combined into a separate segment given its inter-related marketing and sales approach which consists of a coordinated sale of a non-participating whole life insurance product (Ozark National) and a mutual fund investment product (NIS). A fifth category "All Others" primarily includes investments and earnings of non-operating subsidiaries as well as other remaining investments and assets not otherwise supporting specific segment operations. In accordance with GAAP guidance for segment reporting, the Company excludes or segregates realized investment gains and losses.

A summary of segment information as of March 31, 2022 and December 31, 2021 for the Condensed Consolidated Balance Sheet items and for the three months ended March 31, 2022 and March 31, 2021 for the Condensed Consolidated Statements of Earnings is provided below.

Condensed Consolidated Balance Sheet Items:

	March 31, 2022
	Domestic Life Insurance	International Life Insurance	Annuities	ONL & Affiliates	All Others	Totals

	(In thousands)

Deferred transaction costs	$181,937	212,510	523,456	164,738	—	1,082,641
Total segment assets	1,777,815	992,491	8,945,973	1,061,728	351,950	13,129,957
Future policy benefits	1,537,059	732,265	6,746,899	786,431	—	9,802,654
Other policyholder liabilities	22,662	12,290	93,674	16,566	—	145,192
Funds withheld liability	—	—	1,349,050	—	—	1,349,050

	December 31, 2021
	Domestic Life Insurance	International Life Insurance	Annuities	ONL & Affiliates	All Others	Totals

	(In thousands)

Deferred transaction costs	$150,688	152,340	423,318	165,814	—	892,160
Total segment assets	1,791,017	975,942	9,187,610	1,115,380	356,716	13,426,665
Future policy benefits	1,537,482	749,537	6,843,457	782,511	—	9,912,987
Other policyholder liabilities	20,950	14,268	82,650	16,470	—	134,338
Funds withheld liability	—	—	1,485,267	—	—	1,485,267

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidated Statements of Earnings:

	Three Months Ended March 31, 2022
	Domestic Life Insurance	International Life Insurance	Annuities	ONL & Affiliates	All Others	Totals

	(In thousands)

Premiums and contract revenues	$14,889	17,111	3,552	19,432	—	54,984
Net investment income	(2,344)	(4,247)	60,211	6,928	9,176	69,724
Other revenues	26	17	1,233	3,215	1,306	5,797

Total revenues	12,571	12,881	64,996	29,575	10,482	130,505

Life and other policy benefits	6,388	4,701	14,044	16,766	—	41,899
Amortization of deferred transaction costs	2,830	5,150	18,816	2,220	—	29,016
Universal life and annuity contract interest	(5,420)	(5,721)	(3,664)	—	—	(14,805)
Other operating expenses	7,053	4,860	14,170	4,981	1,518	32,582
Federal income taxes	356	806	4,480	1,128	1,857	8,627

Total expenses	11,207	9,796	47,846	25,095	3,375	97,319

Segment earnings	$1,364	3,085	17,150	4,480	7,107	33,186

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended March 31, 2021
	Domestic Life Insurance	International Life Insurance	Annuities	ONL & Affiliates	All Others	Totals

	(In thousands)

Premiums and contract revenues	$13,898	20,180	3,930	19,465	—	57,473
Net investment income	23,843	12,116	119,724	6,574	3,818	166,075
Other revenues	21	28	1,374	2,926	1,065	5,414

Total revenues	37,762	32,324	125,028	28,965	4,883	228,962

Life and other policy benefits	6,110	4,375	10,001	17,403	—	37,889
Amortization of deferred transaction costs	5,460	5,392	16,447	2,690	—	29,989
Universal life and annuity contract interest	21,621	10,799	20,425	—	—	52,845
Other operating expenses	7,447	4,774	12,930	4,746	1,438	31,335
Federal income taxes	(594)	1,443	13,476	857	712	15,894

Total expenses	40,044	26,783	73,279	25,696	2,150	167,952

Segment earnings (loss)	$(2,282)	5,541	51,749	3,269	2,733	61,010

Reconciliations of segment information to the Company's Condensed Consolidated Financial Statements are provided below.

	Three Months Ended March 31,
	2022	2021

	(In thousands)

Premiums and Other Revenues:
Premiums and contract revenues	$54,984	57,473
Net investment income	69,724	166,075
Other revenues	5,797	5,414
Realized gains on investments	3,794	1,416

Total condensed consolidated premiums and other revenues	$134,299	230,378

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended March 31,
	2022	2021

	(In thousands)

Federal Income Taxes:
Total segment Federal income taxes	$8,627	15,894
Taxes on realized gains on investments	796	297

Total condensed consolidated Federal income taxes	$9,423	16,191

	Three Months Ended March 31,
	2022	2021

	(In thousands)

Net Earnings:
Total segment earnings	$33,186	61,010
Realized gains on investments, net of taxes	2,998	1,119

Total condensed consolidated net earnings	$36,184	62,129

	March 31,	December 31,
	2022	2021

	(In thousands)

Assets:
Total segment assets	$13,129,957	13,426,665
Other unallocated assets	694,079	903,524

Total condensed consolidated assets	$13,824,036	14,330,189

(7) SHARE-BASED PAYMENTS

The Company's shareholders approved an Incentive Plan in 2016 which provides for the grant of any or all of the following types of awards to eligible employees: (1) stock options, including incentive stock options and nonqualified stock options; (2) stock appreciation rights ("SARs"), in tandem with stock options or freestanding; (3) restricted stock or restricted stock units; and, (4) performance awards. The number of shares of Class A, $1.00 par value, common stock allowed to be issued under the Incentive Plan, or as to which SARs or other awards are allowed to be granted, cannot exceed 300,000. The Incentive Plan includes additional provisions, most notably regarding the definition of performance objectives which can be used in the issuance of the fourth type of award noted above (performance awards). The term of the Incentive Plan is for ten years from the date of stockholder approval.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
All of the employees of the Company and its subsidiaries are eligible to participate in the Incentive Plan. In addition, directors of the Company are eligible to receive the same types of awards as employees except that they are not eligible to receive incentive stock options. Company directors, including members of the Compensation and Stock Option Committee, are eligible for nondiscretionary stock options. SARs granted prior to 2016 vest 20% annually following three years of service following the grant date. Employee SARs granted 2016 and thereafter vest 33.3% annually following one year of service from the date of the grant. Directors' SARs grants vest 20% annually following one year of service from the date of grant.

The Incentive Plan allows for certain other share or unit awards which are solely paid out in cash based on the value of the Company's shares, or changes therein, as well as the financial performance of the Company under pre-determined target performance metrics. Certain awards, such as restricted stock units ("RSUs") provide solely for cash settlement based upon the market price of the Company's Class A common shares, often referred to as "phantom stock-based awards" in equity compensation plans. Unlike share-settled awards, which have a fixed grant-date fair value, the fair value of unsettled or unvested liability awards is remeasured at the end of each reporting period based on the change in fair value of a share. The liability and corresponding expense are adjusted accordingly until the award is settled. For employees, the vesting period for RSUs is 100% at the end of 3 years from the grant date. RSUs granted prior to 2019 were payable in cash at the vesting date equal to the closing price of the Company's Class A common share on the three year anniversary date. RSUs granted in 2019 and forward are payable in cash at the 3 years vesting date equal to the 20-day moving average closing price of the Company’s Class A common share at that time.

Other awards may involve performance share units ("PSUs") which are units granted at a specified dollar amount per unit, typically linked to the Company's Class A common share price, that are subsequently multiplied by an attained performance factor to derive the number of PSUs to be paid as cash compensation at the vesting date. PSUs also vest three years from the date of grant. For PSUs, the performance period begins the first day of the calendar year for which the PSUs are granted and runs three calendar years. At that time, the three-year performance outcome will be measured against the pre-defined target amounts to determine the number of PSUs earned as compensation. PSUs granted prior to 2019 were paid at the closing price of the Company's Class A common share on the vesting date. PSUs granted in 2019 and forward are payable at the 20-day moving average closing price of the Company’s Class A common share at the vesting date.

PSU awards covering the three year measurement period ended December 31, 2021 were paid out in the first quarter of 2022. The performance factor during the measurement period used to determine compensation payouts was 110.19% of the pre-defined metric target.

PSU awards covering the three year measurement period ended December 31, 2020 were paid out in April 2021. The performance factor during the measurement period used to determine compensation payouts was 85.16% of the pre-defined metric target.

Directors of the Company are eligible to receive RSUs under the Incentive Plan. Unlike RSUs granted to officers, the RSUs granted to directors vest one year from the date of grant and are payable in cash at the vesting date equal to the 20-day moving average closing price of the Company’s Class A common share at that time.

No awards were granted to officers and directors during the three months ended March 31, 2022 and 2021.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The Company uses the current fair value method to measure compensation costs for awards granted under the share-based plans. As of March 31, 2022 and December 31, 2021, the liability balance was $8.4 million and $7.9 million, respectively. A summary of awards by type and related activity is detailed below.

Stock Options Outstanding
	Shares Available For Grant	Shares	Weighted- Average Exercise Price

Stock Options:
Balance at January 1, 2022	291,000	—	$—
Exercised	—	—	$—
Forfeited	—	—	$—
Expired	—	—	$—
Stock options granted	—	—	$—

Balance at March 31, 2022	291,000	—	$—

	Liability Awards
	SAR	RSU	PSU

Other Share/Unit Awards:
Balance at January 1, 2022	186,994	18,955	24,485
Exercised	—	—	(4,213)
Forfeited	(1,342)	(256)	(805)
Granted	—	—	—

Balance at March 31, 2022	185,652	18,699	19,467

SARs, RSUs, and PSUs shown as forfeited in the above tables represent vested and unvested awards not exercised by plan participants upon their termination from the Company in accordance with the expiration provisions of the awards.

The total intrinsic value of share-based compensation exercised and paid was $1.0 million and $0.7 million for the three months ended March 31, 2022 and 2021, respectively. The total fair value of SARs, RSUs, and PSUs vested during the three months ended March 31, 2022 and 2021 was $0.0 million and $0.0 million, respectively. No cash amounts were received from the exercise of stock options under the Plans during the periods reported.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes information about SARs outstanding at March 31, 2022.

	SARs Outstanding
	Number Outstanding	Weighted- Average Remaining Contractual Life	Number Exercisable

Exercise prices:
$210.22	22,750	1.7 years	22,750
$216.48	11,086	3.9 years	11,086
$311.16	9,295	4.9 years	9,295
$310.55	203	5.1 years	203
$334.34	8,880	5.7 years	8,880
$303.77	10,764	6.7 years	10,764
$252.91	18,852	7.6 years	12,637
$192.10	39,917	8.6 years	13,504
$218.44	63,905	9.7 years	—

Totals	185,652		89,119

Aggregate intrinsic value (in thousands)	$735		$251

The aggregate intrinsic value in the table above is based on the closing Class A stock price of $210.40 per share on March 31, 2022.

In estimating the fair value of the SARs outstanding at March 31, 2022 and December 31, 2021, the Company employed the Black-Scholes option pricing model with assumptions detailed below.

	March 31, 2022	December 31, 2021

Expected term	1.7 to 9.7 years	1.9 to 10.0 years
Expected volatility weighted-average	34.66%	35.05%
Expected dividend yield	0.17%	0.17%
Risk-free rate weighted-average	2.24%	1.01%

The Company reviewed the contractual term relative to the SARs as well as perceived future behavior patterns of exercise. Volatility is based on the Company’s historical volatility over the expected term of the SARs by expected exercise date.

The pre-tax compensation cost/(benefit) recognized in the financial statements related to these plans was $1.6 million and $4.4 million for the three months ended March 31, 2022 and 2021, respectively. The related tax expense/(benefit) recognized was $(0.3) million and $(0.9) million for the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, the total pre-tax compensation expense related to non-vested share-based awards not yet recognized was $10.0 million. This amount is expected to be recognized over a weighted-average period of 1.3 years. The Company recognizes compensation cost over the graded vesting periods.

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

On September 28, 2017, a purported shareholder derivative lawsuit was filed in the 122nd District Court of Galveston County, State of Texas entitled Robert L. Moody, Jr. derivatively on behalf of National Western Life Insurance Company and National Western Life Group, Inc. v. Ross Rankin Moody, et al., naming certain current and former directors and current officers as defendants. The complaint challenged the directors’ oversight of insurance sales to non-U.S. residents and alleged that the defendants breached their fiduciary duties in the conduct of their duties as board members by failing to act (i) on an informed basis and (ii) in good faith or with the honest belief that their actions were in the best interests of the Company. The complaint sought an undetermined amount of damages, attorneys’ fees and costs, and equitable relief, including the removal of the Company’s Chairman and Chief Executive Officer and other board members and/or officers of the Company. The companies and directors filed their respective Pleas to the Jurisdiction ("Pleas") contesting the plaintiff's standing to even pursue this action, along with their Answers, on October 27, 2017. The case was litigated through 2021, ultimately culminating in the court granting the companies’ and directors’ Pleas, dismissing Robert L. Moody, Jr.’s claims with prejudice, and ordering that he pay the companies their attorney’s fees and expenses. On October 15, 2021, Defendants received final payment in satisfaction of judgment from Robert L. Moody, Jr. for a total amount of $1,803,503. The Court of Appeals stated in its opinion that the evidence supported the trial court’s implied finding that Robert L. Moody, Jr.’s suit was filed without reasonable cause and for an improper purpose, and therefore, the court’s order that he pay $1,803,503 in attorneys’ fees to the Defendants was proper. Defendants filed a Notice of Satisfaction of Judgment with the trial court on October 19, 2021. Judgment in the Defendants’ favor is now final and not subject to any further appeals.

In April of 2019, National Western defended a two-week jury trial in which it was alleged that it committed actionable Financial Elder Abuse in its issuance of a $100,000 equity indexed annuity to the Plaintiff in the case of Williams v Pantaleoni et al, Case No. 17CV03462, Butte County California Superior Court. The Court entered an Amended Judgment on the Jury Verdict on July 27, 2019 against National Western in the amount of $14,949 for economic damages and $2.9 million in non-economic and punitive damages. National Western vigorously disputes the verdicts and the amounts awarded, and in furtherance of such, filed a Motion for Judgment Notwithstanding Jury Verdict and a Motion for New Trial, both of which were rejected by the Court. On September 9, 2019, NWLIC filed its Notice of Appeal. On November 11, 2019, the judge awarded the Plaintiff attorney’s fees in the amount of $1.26 million. Both the Plaintiff and NWLIC appealed this ruling. On June 11, 2021, the appellate court reversed the judgment and directed the trial court to enter judgment in favor of NWLIC. Plaintiff has filed an appeal with the Supreme Court of California. On September 22, 2021, the California Supreme Court granted review and transferred the case back to the appellate court with instructions to vacate its decision and reconsider its finding that Mr. Pantaleoni did not have an agency relationship with NWLIC. On March 4, 2022, the appellate court filed an opinion completely striking the award of punitive damages that had been in the amount of $2.5 million, affirming economic damages of $14,949 and non-economic damages of $420,000, and awarding Plaintiff costs on appeal. The appellate court remanded the case to the trial court to reconsider the attorney fee award of $1.26 million in light of the reversal of punitive damages. Upon petitions for rehearing separately filed by both parties, the appellate court vacated its March 4th decision. The court is not under any deadlines to issue a new opinion.

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

The Company had no commitments to fund new loans and no commitments to extend credit relating to existing loans at March 31, 2022. The Company evaluates each customer's creditworthiness on a case-by-case basis. The Company had commitments to make capital contributions to alternative investment debt and equity funds of $355.6 million as of March 31, 2022. The Company had no commitments to extend credit relating to revolving credit facilities at March 31, 2022.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(9)INVESTMENTS

(A)Investment Gains and Losses

The Company uses the specific identification method in computing realized gains and losses. The table below presents realized gains and losses for the periods indicated.

	Three Months Ended March 31,
	2022	2021

	(In thousands)

Available-for-sale debt securities:
Realized gains on disposal	$3,461	1,416
Realized losses on disposal	(3)	—
Real estate gains (losses)	336	—

Totals	$3,794	1,416

For the three months ended March 31, 2022 and 2021 the percentage of total gains on bonds due to the call of securities was 100.0% and 100.0%, respectively.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(B)Debt Securities

The table below presents amortized costs and fair values of debt securities available-for-sale at March 31, 2022.

	Debt Securities Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses

	(In thousands)

U.S. agencies	$31,436	253	—	31,689	—
U.S. Treasury	2,473	6	—	2,479	—
States and political subdivisions	491,323	9,872	(17,613)	483,582	—
Foreign governments	62,977	12	(6,972)	56,017	—
Public utilities	776,673	6,574	(13,543)	769,704	—
Corporate	6,407,197	89,809	(136,925)	6,360,081	—
Commercial mortgage-backed	27,001	13	(379)	26,635	—
Residential mortgage-backed	454,206	4,047	(2,448)	455,805	—
Asset-backed	556,308	151	(26,577)	529,882	—

Totals	$8,809,594	110,737	(204,457)	8,715,874	—

The table below presents amortized costs and fair values of debt securities available-for-sale at December 31, 2021.

	Debt Securities Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses

	(In thousands)

U.S. agencies	$43,472	1,071	—	44,543	—
U.S. Treasury	2,469	21	—	2,490	—
States and political subdivisions	479,148	27,733	(921)	505,960	—
Foreign governments	62,979	293	(881)	62,391	—
Public utilities	745,359	39,919	(309)	784,969	—
Corporate	6,322,471	391,287	(12,805)	6,700,953	—
Commercial mortgage-backed	27,016	741	—	27,757	—
Residential mortgage-backed	530,702	18,921	—	549,623	—
Asset-backed	390,634	2,123	(2,497)	390,260	—

Totals	$8,604,250	482,109	(17,413)	9,068,946	—

Unrealized losses for debt securities available-for-sale increased at March 31, 2022 from comparable balances at December 31, 2021 primarily due to increases in interest rate levels during the first quarter of 2022.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Debt securities balances at March 31, 2022 and December 31, 2021 include Ozark National holdings of $770.1 million and $823.0 million, respectively, in available-for-sale. As part of the acquisition effective January 31, 2019 the Company employed purchase accounting procedures in accordance with GAAP which revalued the acquired investment portfolio to their fair values as of the date of the acquisition. These fair values became the book values for Ozark National from that point going forward. Accordingly, unrealized gains and losses for the Ozark National debt securities represent the changes subsequent to the purchase accounting book values established at the acquisition.

The following table shows the gross unrealized losses and fair values of the Company's available-for-sale debt securities by investment category and length of time the individual securities have been in a continuous unrealized loss position at March 31, 2022.

	Debt Securities Available-for-Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In thousands)

States and political subdivisions	$158,698	(15,417)	14,058	(2,196)	172,756	(17,613)
Foreign governments	48,387	(5,648)	6,524	(1,324)	54,911	(6,972)
Public utilities	252,793	(13,439)	538	(104)	253,331	(13,543)
Corporate	1,689,816	(101,061)	245,820	(35,864)	1,935,636	(136,925)
Commercial mortgage-backed	21,616	(379)	—	—	21,616	(379)
Residential mortgage-backed	197,247	(2,448)	—	—	197,247	(2,448)
Asset-backed	483,948	(25,591)	10,564	(986)	494,512	(26,577)

Totals	$2,852,505	(163,983)	277,504	(40,474)	3,130,009	(204,457)

The following table shows the gross unrealized losses and fair values of the Company's available-for-sale debt securities by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2021.

	Debt Securities Available-for-Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In thousands)

States and political subdivisions	$38,853	(779)	1,790	(142)	40,643	(921)
Foreign governments	31,862	(881)	—	—	31,862	(881)
Public utilities	15,286	(309)	—	—	15,286	(309)
Corporate	541,974	(11,378)	25,319	(1,427)	567,293	(12,805)
Asset-backed	188,960	(2,497)	—	—	188,960	(2,497)

Totals	$816,935	(15,844)	27,109	(1,569)	844,044	(17,413)

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Debt securities. The gross unrealized losses for debt securities are made up of 415 individual issues, or 33.8% of the total debt securities held available-for-sale by the Company at March 31, 2022. The market value of these bonds as a percent of amortized cost approximates 93.9%. Of the 415 securities, 34, or 8.2%, fall in the 12 months or greater aging category and 403 were rated investment grade at March 31, 2022.

The amortized cost and fair value of investments in debt securities available-for-sale at March 31, 2022, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Debt Securities Available-for-Sale
	Amortized Cost	Fair Value

	(In thousands)

Due in 1 year or less	$188,676	189,234
Due after 1 year through 5 years	3,121,279	3,155,586
Due after 5 years through 10 years	2,232,161	2,217,928
Due after 10 years	2,229,963	2,140,804
	7,772,079	7,703,552

Mortgage and asset-backed securities	1,037,515	1,012,322

Totals before allowance for credit losses	8,809,594	8,715,874

Allowance for credit losses	—	—

Totals	$8,809,594	8,715,874

The following table presents the current expected credit loss allowance for debt securities for the three months ended March 31, 2022 and 2021.

Three Months Ended March 31,
	2022	2021
Debt Securities Available-for-Sale

(In thousands)

Balance, beginning of period	$—	—
(Releases)/provision during period	—	—

Balance, end of period	$—	—

Provisions to and releases from the allowance for credit losses are recorded in net investment income in the Condensed Consolidated Statements of Earnings.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The Company determines current expected credit losses for available-for-sale debt securities in accordance with FASB ASC Subtopic 326-30 when fair value is less than amortized cost, interest payments are missed, and the security is experiencing credit issues. Based on its review, the Company determined none of these investments required an allowance for credit loss at March 31, 2022 or 2021. The Company's operating procedures include monitoring the investment portfolio on an ongoing basis for any changes in issuer facts and circumstances that might lead to future need for a credit loss allowance.

(C)Transfer of Securities

During the three months ended March 31, 2022 and 2021, the Company made no transfers between debt securities available-for-sale and trading. The Company does not classify any debt securities as held-to-maturity.

(D) Mortgage Loans and Real Estate

A financing receivable is a contractual right to receive money on demand or on fixed or determinable dates that is recognized as an asset in a company's statement of financial position. The Company's mortgage, participation and mezzanine loans on real estate are the only financing receivables included in the Condensed Consolidated Balance Sheets.

Credit and default risk are minimized through strict underwriting guidelines and diversification of underlying property types and geographic locations. In addition to being secured by the property, mortgage loans with leases on the underlying property are supported by the lease payments. This approach has proven to result in quality mortgage loans with few defaults. Mortgage loan interest income is recognized on an accrual basis with any premium or discount amortized over the life of the loan. Prepayment and late fees are recorded on the date of collection.

The Company targets a minimum specified yield on mortgage loan investments determined by reference to currently available debt security instrument yields plus a desired amount of incremental basis points. A low interest rate environment and a competitive marketplace, have resulted in fewer loan opportunities being available that meet the Company's required rate of return. Mortgage loan originations were further impeded by the COVID-19 pandemic and its effects upon the commercial real estate market. As stabilization returned to the commercial real estate market, the Company directed resources and effort towards expanding its mortgage loan investment portfolio. Mortgage loans originated by the Company totaled $26.4 million in the three months ended March 31, 2022 compared with $49.5 million in the three months ended March 31, 2021 and $183.6 million in the year ended December 31, 2021.

Loans in foreclosure, loans considered impaired or loans past due 90 days or more are placed on a non-accrual status. If a mortgage loan is determined to be on non-accrual status, the mortgage loan does not accrue any revenue into the Condensed Consolidated Statements of Earnings. The loan is independently monitored and evaluated as to potential impairment or foreclosure. If delinquent payments are made and the loan is brought current, then the Company returns the loan to active status and accrues income accordingly. The Company had no mortgage loans past due 90 days or more at March 31, 2022 or 2021 and as a result all interest income was recognized at March 31, 2022 and 2021.

Included in the mortgage loan investment balance at March 31, 2022 and December 31, 2021 are mortgage loan investments made by the reinsurer under the funds withheld reinsurance agreement totaling $11.1 million and $8.5 million, respectively. Similar to trading debt securities, these loans are reported at fair market values in order to allow the market value fluctuation to be recorded directly in the Condensed Consolidated Statements of Earnings and to offset the embedded derivative liability change due to market value fluctuations.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table represents the mortgage loan portfolio by loan-to-value ratio.

	March 31, 2022		December 31, 2021
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Loan-to-Value Ratio (1):
Less than 50%	$103,923	20.2	$100,806	20.6
50% to 60%	134,098	26.1	128,191	26.2
60% to 70%	234,714	45.7	202,670	41.3
70% to 80%	41,122	8.0	58,212	11.9
Gross balance	513,857	100.0	489,879	100.0

Market value adjustment	(46)	—	412	0.1
Allowance for credit losses	(2,816)	(0.6)	(2,987)	(0.6)

Totals	$510,995	99.4	$487,304	99.5

(1) Loan-to-Value Ratio is determined using the most recent appraised value. Appraisals are required at the time of funding and may be updated if a material change occurs from the original loan agreement.

Market value adjustments are recorded for mortgage loan investments for which the Company has elected to measure the loan at fair value. Beginning in 2021, the investment manager associated with the funds withheld coinsurance arrangement executed mortgage loan investments for the funds withheld assets under the reinsurance treaty. The Company elected fair value measurement for these mortgage loans, which are included in the funds withheld portfolio.

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

The Company employs a current expected credit loss recognition model (“CECL”) on its mortgage loans held at amortized cost for purposes of establishing a valuation allowance. The objective of the CECL model is for the reporting entity to recognize its estimate of current expected credit losses for affected financial assets in a valuation allowance deducted from the amortized cost basis of the related financial assets that results in presenting the net carrying value of the financial assets at the amount expected to be collected. For mortgage loan investments the Company is using the Weighted Average Remaining Maturity ("WARM") method, which uses an average annual charge-off rate applied to each mortgage loan risk category. Changes in the allowance for current expected credit losses for mortgage loans are reported in net investment income in the Condensed Consolidated Statements of Earnings.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table represents the mortgage loan allowance for credit losses.

	Three Months Ended March 31,
	2022	2021

	(In thousands)

Balance, beginning of the period	$2,987	2,486
Provision (release) during the period	(171)	547

Total ending allowance for credit losses	$2,816	3,033

The Company's direct investments in real estate are not a significant portion of its total investment portfolio and totaled approximately $28.4 million and $28.6 million at March 31, 2022 and December 31, 2021, respectively, and consist primarily of income-producing properties which are being operated by a wholly owned subsidiary of National Western. The Company recognized operating income on real estate properties of approximately $0.7 million and $0.7 million for the first three months of 2022 and 2021, respectively.

Net real estate gains for the three months ended March 31, 2022, are related to the sale of land located in Freeport, Texas and Houston, Texas which generated a net realized gain of $0.3 million.

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

Level 3:  Fair value is based on significant unobservable inputs which reflect the entity’s or third party pricing service’s assumptions about the assumptions market participants would use in pricing an asset or liability. The Company’s Level 3 assets are debt securities available-for-sale, trading securities, over-the-counter derivative contracts and mortgage loans. The Company’s Level 3 liabilities consist of share-based compensation obligations, certain equity-index product-related embedded derivatives, and an embedded derivative on reinsurance. Valuations are estimated based on non-binding broker prices or internally developed valuation models or methodologies, discounted cash flow models and other similar techniques.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables set forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of the date indicated:

	March 31, 2022
	Total	Level 1	Level 2	Level 3

	(In thousands)

Debt securities, available-for-sale	$8,715,874	—	8,377,673	338,201
Debt securities, trading	1,014,904	—	913,400	101,504
Equity securities	27,585	23,519	4,066	—
Mortgage loans	11,120	—	—	11,120
Derivatives, index options	44,861	—	—	44,861

Total assets	$9,814,344	23,519	9,295,139	495,686

Policyholder account balances (a)	$84,894	—	—	84,894
Other liabilities (b)	(167,186)	—	(172,994)	5,808

Total liabilities	$(82,292)	—	(172,994)	90,702

During the three months ended March 31, 2022, the Company made no transfers from Level 2 to Level 3 for debt securities available-for-sale.

	December 31, 2021
	Total	Level 1	Level 2	Level 3

	(In thousands)

Debt securities, available-for-sale	$9,068,946	—	8,741,984	326,962
Debt security, trading	1,077,438	—	1,002,616	74,822
Equity securities	28,217	23,795	4,422	—
Mortgage loans	8,469	—	—	8,469
Derivatives, index options	101,622	—	—	101,622

Total assets	$10,284,692	23,795	9,749,022	511,875

Policyholder account balances (a)	$142,761	—	—	142,761
Other liabilities (b)	(76,856)	—	(84,725)	7,869

Total liabilities	$65,905	—	(84,725)	150,630

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present, by pricing source and fair value hierarchy level, the Company's assets that are measured at fair value on a recurring basis:

	March 31, 2022
	Total	Level 1	Level 2	Level 3

	(In thousands)

Debt securities, available-for-sale:
Priced by third-party vendors	$8,602,357	—	8,377,673	224,684
Priced internally	113,517	—	—	113,517
Subtotal	8,715,874	—	8,377,673	338,201

Debt securities, trading:
Priced by third-party vendors	1,014,904	—	913,400	101,504
Priced internally	—	—	—	—
Subtotal	1,014,904	—	913,400	101,504

Equity securities:
Priced by third-party vendors	27,585	23,519	4,066	—
Priced internally	—	—	—	—
Subtotal	27,585	23,519	4,066	—

Mortgage loans:
Priced by third-party vendors	—	—	—	—
Priced internally	11,120	—	—	11,120
Subtotal	11,120	—	—	11,120

Derivatives, index options:
Priced by third-party vendors	44,861	—	—	44,861
Priced internally	—	—	—	—
Subtotal	44,861	—	—	44,861

Total	$9,814,344	23,519	9,295,139	495,686

Percent of total	100.0%	0.2%	94.7%	5.1%

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

	March 31, 2022
	Assets
	Debt Securities, Available-for-Sale	Trading Securities	Derivatives, Index Options	Mortgage Loans	Total Assets

	(In thousands)

Beginning balance, January 1, 2022	$326,962	74,822	101,622	8,469	511,875
Total realized and unrealized gains (losses):
Included in net earnings	—	(3,368)	(38,198)	(457)	(42,023)
Included in other comprehensive income (loss)	(15,004)	—	—	—	(15,004)
Purchases, sales, issuances and settlements, net:
Purchases	38,005	30,050	12,456	3,140	83,651
Sales	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	(11,762)	—	(31,019)	(32)	(42,813)
Transfers into (out of) Level 3	—	—	—	—	—

Balance at end of period	$338,201	101,504	44,861	11,120	495,686

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets/liabilities held at the end of the reporting period:
Net investment income	$—	(3,368)	(32,407)	(457)	(36,232)
Benefits and expenses	—	—	—	—	—

Total	$—	(3,368)	(32,407)	(457)	(36,232)

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	March 31, 2022
	Other Liabilities
	Embedded Derivative on Funds Withheld Liability	Policyholder Account Balances	Share-based Comp	Total Other Liabilities

	(In thousands)

Beginning balance, January 1, 2022	$—	142,761	7,869	150,630
Total realized and unrealized gains (losses):
Included in net earnings	(3,805)	(39,304)	1,575	(37,729)
Included in other comprehensive income (loss)	—	—	—	—
Purchases, sales, issuances and settlements, net:
Purchases	—	12,456	—	12,456
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	—	(31,019)	(1,000)	(32,019)
Transfers into (out of) Level 3	1,169	—	—	—

Balance at end of period	$(2,636)	84,894	8,444	93,338

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets/liabilities held at the end of the reporting period:
Net investment income	$(3,805)	—	—	—
Benefits and expenses	—	(32,407)	1,575	(30,832)

Total	$(3,805)	(32,407)	1,575	(30,832)

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

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets/liabilities held at the end of the reporting period:
Net investment income	$26,594	26,594	—	—	—
Benefits and expenses	—	—	26,594	4,378	30,972

Total	$26,594	26,594	26,594	4,378	30,972

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the valuation method for financial assets and liabilities categorized as level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

	March 31, 2022
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(In thousands)

Assets:
Debt securities available-for-sale	$113,517	Discounted cash flows	Discount rate	2.40% - 6.14% (4.00%)
Derivatives, index options	44,861	Broker prices	Implied volatility	11.76% - 16.52% (14.47%)
Mortgage loans	11,120	Discounted cash flows	Spread	100 - 250 bps

Total assets	$169,498

Liabilities:
Policyholder account balances	$84,894	Deterministic cash flow model	Projected option cost	0.00% - 7.69% (1.16%)
Share-based compensation	5,808	Black-Scholes model	Expected term	1.7 to 9.7 years
			Expected volatility	34.66%

Total liabilities	$90,702

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	December 31, 2021
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(In thousands)

Assets:
Debt securities available-for-sale	$113,268	Discounted cash flows	Discount rate	2.40% - 6.14% ( 4.06%)
Derivatives, index options	101,622	Broker prices	Implied volatility	11.76% - 16.54% (14.55%)
Mortgage loans	8,469	Discounted cash flows	Spread	100 - 250 bps

Total assets	$223,359

Liabilities:
Policyholder account balances	$142,761	Deterministic cash flow model	Projected option cost	0.03% - 14.49% (2.65%)
Share-based compensation	7,869	Black-Scholes model	Expected term	1.9 to 10.0 years
			Expected volatility	35.05%
Total liabilities	$150,630

Realized gains (losses) on debt securities are reported in the Condensed Consolidated Statements of Earnings as Net realized investment gains (losses) with liabilities reported as expenses. Unrealized gains (losses) on available-for-sale debt securities are reported as Other comprehensive income (loss) within the stockholders' equity section of the Condensed Consolidated Balance Sheets. Unrealized gains (losses) on trading debt securities are reported in the Condensed Consolidated Statements of Earnings as Net investment income.

The fair value hierarchy classifications are reviewed each reporting period. Reclassification of certain financial assets and liabilities may result based on changes in the observability of valuation attributes. Reclassifications are reported as transfers into and out of Level 3 at the beginning fair value for the reporting period in which the changes occur. During the quarter ended March 31, 2022, a portion of the funds withheld embedded derivative liability was reclassified from Level 2 into Level 3 due to the presence of unobservable inputs in its valuation.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The carrying amounts and fair values of the Company's financial instruments are as follows:

	March 31, 2022
			Fair Value Hierarchy Level
	Carrying Values	Fair Values	Level 1	Level 2	Level 3

	(In thousands)
ASSETS
Debt securities, available-for-sale	$8,715,874	8,715,874	—	8,377,673	338,201
Debt securities, trading	1,014,904	1,014,904	—	913,400	101,504
Cash and cash equivalents	499,754	499,754	499,754	—	—
Mortgage loans	510,995	505,294	—	—	505,294
Real estate	28,386	46,587	—	—	46,587
Policy loans	71,620	102,203	—	—	102,203
Other loans	20,927	21,991	—	—	21,991
Derivatives, index options	44,861	44,861	—	—	44,861
Equity securities	27,585	27,585	23,519	4,066	—
Life interest in Libbie Shearn Moody Trust	8,254	12,775	—	—	12,775
Other investments	4,513	26,190	—	—	26,190

LIABILITIES
Deferred annuity contracts	$6,370,427	4,888,710	—	—	4,888,710
Immediate annuity and supplemental contracts	417,579	433,183	—	—	433,183

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

Effective December 31, 2020, the Company entered into a coinsurance funds withheld reinsurance agreement under which identified assets are maintained in a funds withheld account. While the assets are withheld, the associated interest and credit risk of these assets are transferred to the reinsurer, creating an embedded derivative on reinsurance in the funds withheld liability. Accordingly, the Company is required to bifurcate the embedded derivative from the host contract in accordance with GAAP. The fair value of the embedded derivative on reinsurance is computed as the unrealized gain (loss) on the underlying funds withheld assets. This amount is included as a component of the funds withheld liability balance on the Condensed Consolidated Balance Sheets with changes in the embedded derivative on reinsurance reported in Net investment income in the Condensed Consolidated Statements of Earnings. Changes in the funds withheld liability are reported in operating activities in the Condensed Consolidated Statements of Cash Flows.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The tables below present the fair value of derivative instruments as of March 31, 2022 and December 31, 2021, respectively.

	March 31, 2022
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments

Equity index options	Derivatives, Index Options	$44,861

Fixed-index products			Universal life and annuity contracts	$84,894
Embedded derivative on reinsurance contract			Funds withheld liability	(175,630)

Total		$44,861		$(90,736)

	December 31, 2021
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments

Equity index options	Derivatives, Index Options	$101,622

Fixed-index products			Universal life and annuity contracts	$142,761
Embedded derivative on reinsurance contract			Funds withheld liability	(84,725)

Total		$101,622		$58,036

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The table below presents the effect of derivative instruments in the Condensed Consolidated Statements of Earnings for the three months ended March 31, 2022 and 2021.

		March 31, 2022	March 31, 2021
Derivatives Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized In Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		(In thousands)

Equity index options	Net investment income	$(38,198)	28,024

Fixed-index products	Universal life and annuity contract interest	2,181	(31,266)
Embedded derivative on reinsurance contract	Net investment income	90,905	70,370

		$54,888	67,128

The embedded derivative liability on fixed-index products, the change of which is recorded in universal life and annuity contract interest in the Condensed Consolidated Statements of Earnings, includes projected interest credits that are offset by the expected collectability by the Company of asset management fees on fixed-index products. The anticipated asset management fees to be collected increases or decreases based upon the most recent performance of index options and adds to or reduces the offset applied to the embedded derivative liability (increasing or decreasing contract interest expense). For the three months ended March 31, 2022 and 2021, the change in the embedded derivative liability due to the expected collectability of asset management fees increased/(decreased) contract interest expense by $0.0 million and $4.4 million, respectively.

Beginning in the second quarter of 2020, the Company changed its budget for purchasing these options to match the collection of asset management fees with the payoff from out-of-the-money options, thereby removing the option premium that was previously being paid for the probability or expectation of collecting asset management fees ("out-of-the-money" hedging). Consequently, the remaining one year options purchased under the prior method expired and were replaced by out-of-the-money hedges as of June 30, 2021. Accordingly, the embedded derivative liability component due to the projected collectability of asset management fees no longer exists.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(12) INTANGIBLES, VALUE OF BUSINESS ACQUIRED, AND GOODWILL

Identifiable Intangible Assets

The gross carrying amounts and accumulated amortization for intangible assets are as follows for the dates shown.

		March 31, 2022		December 31, 2021
	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

		(In thousands)

Trademarks/trade names	15	$2,800	(591)	2,800	(545)
Internally developed software	7	3,800	(1,719)	3,800	(1,583)
Insurance licenses	N/A	3,000	—	3,000	—

		$9,600	(2,310)	9,600	(2,128)

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

As of March 31, 2022, expected amortization expense relating to purchased intangible assets for each of the next 5 years and thereafter is as follows:

Expected Amortization
(In thousands)
Remainder of 2022	$547
2023	730
2024	730
2025	730
2026	232
Thereafter	1,322

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

	March 31,	December 31,
	2022	2021

	(In thousands)

Balance, beginning of year	$154,499	162,968
Amortization:
Amortization, excluding unlocking	(2,037)	(8,469)

Balance as of end of period	$152,462	154,499

Estimated future amortization of VOBA, net of interest (in thousands), as of March 31, 2022, is as follows:

Expected Amortization
(In thousands)

Remainder of 2022	$6,351
2023	8,117
2024	7,789
2025	7,587
2026	7,436

Goodwill
The changes in the carrying amount of goodwill (in thousands) were as follows:

	March 31,	December 31,
	2022	2021

	(In thousands)

Gross goodwill as of beginning of year	$13,864	13,864
Goodwill resulting from business acquisition	—	—
Gross goodwill, before impairments	13,864	13,864
Accumulated impairment as of beginning of year	—	—
Current year impairments	—	—

Net goodwill as of end of period	$13,864	13,864
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

Management's discussion and analysis of the financial condition and results of operations (“MD&A”) of National Western Life Group, Inc. ("NWLGI") for the three months ended March 31, 2022 follows. Where appropriate, discussion specific to the insurance operations of National Western Life Insurance Company is denoted by "National Western" or "NWLIC". This discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related notes beginning on page 3 of this report and with the 2021 Annual Report filed on Form 10-K with the SEC.

Overview

National Western provides life insurance products for the savings and protection needs of policyholders and annuity contracts for the asset accumulation and retirement needs of contract holders. The Company accepts funds from policyholders or contract holders and establishes a liability representing future obligations to pay the policy or contract holders and their beneficiaries. To ensure the Company will be able to pay these future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed income securities. National Western maintains its home office in Austin, Texas where substantially all of its 266 employees at March 31, 2022 are located.

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

The Company monitors these factors continually as key business indicators. The discussion that follows in this Item 2 includes these indicators and presents information useful to an overall understanding of the Company's business performance for the three months ended March 31, 2022, incorporating required disclosures in accordance with the rules and regulations of the SEC.

Insurance Operations - Domestic

National Western is currently licensed to do business in all states, except New York, and the District of Columbia. Products marketed are annuities, universal life insurance, fixed-index universal life, and traditional life insurance, which include both term and whole life products. Domestic sales in terms of premium levels have historically been more heavily weighted toward annuities. Most of these annuities can be sold either as tax qualified or non-qualified products. More recently, a greater proportion of sales activity has been derived from single premium life insurance products, predominantly those with an equity-index crediting mechanism. Presently, nearly all of National Western's domestic life premium sales come from single premium life products. At March 31, 2022, National Western maintained approximately 104,320 annuity contracts in force and 45,840 domestic life insurance policies in force representing $3.7 billion in face amount of coverage.

National Western markets and distributes its domestic products primarily through independent national marketing organizations ("NMOs"). These NMOs assist the Company in recruiting, contracting, and managing independent agents. National Western's agents are independent contractors who are compensated on a commission basis. It currently has approximately 30,320 domestic independent agent contracts.

Effective January 31, 2019, the Company acquired Ozark National Life Insurance Company ("Ozark National") and N.I.S. Financial Services, Inc. ("NIS"). All of the outstanding stock of Ozark National is owned by National Western while NIS is wholly owned by NWLGI. Although reported separately for segment disclosure purposes, domestic insurance operations include the activities of Ozark National. Ozark National is a Missouri domiciled, stock life insurance company currently licensed to conduct business in thirty states. Organized and incorporated in 1964, its largest markets by state are Missouri, Iowa, Minnesota, Nebraska, and Kansas. Ozark National utilizes a unique distribution system to market its flagship Balanced Program which consists of a coordinated sale of a non-participating whole life insurance product with a mutual fund investment product offered through NIS, its affiliated broker-dealer. Due to Ozark National's coordinated sale, their agents hold a securities license in addition to an insurance license. At March 31, 2022, Ozark National maintained 174,840 life insurance policies in force representing $5.9 billion in face amount of coverage. It maintains its home office facility in Kansas City, Missouri along with NIS where most of their combined employees are located.

Insurance Operations - International

National Western's international operations consists of a closed block of in force policies. The Company had progressively discontinued accepting applications from various countries ultimately ceasing applications for new policies from all remaining countries in 2018. At March 31, 2022, National Western had approximately 40,360 international life insurance policies in force representing nearly $11.1 billion in face amount of coverage. The Company did not conduct business or maintain offices or employees in any other country, but historically did accept applications at its home office in Austin, Texas, and issued policies from there to foreign nationals in upper socioeconomic classes of other countries. Insurance products, issued primarily to residents of countries in South America, consisted almost entirely of universal life and traditional life insurance products not available in the local markets.

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

	Three Months Ended
	March 31,
	2022	2021

	(In thousands)

Single premium life	$37,704	51,924
Traditional life	934	847
Universal life	—	—

Totals	$38,638	52,771

Life insurance sales, as measured by total and annualized first year premiums, decreased (27)% in the first quarter of 2022 as compared to the first quarter of 2021 reflecting a pullback in consumer spending in the current period. Sales for the three months ended March 31, 2022, included $0.9 million from Ozark National, exceeding the $0.8 million reported in the first quarter of 2021, representing their traditional life sales activity. Ozark National's business model, which is heavily dependent upon in person contact for agent recruiting and obtaining applications for coverage from prospective policyholders, has been steadily recovering from the disruption of the pandemic effects upon its business.

National Western's life insurance product portfolio includes single premium universal life ("SPUL") and equity-index universal life ("EIUL") products as well as hybrids of the EIUL and SPUL products, combining features of these core products. Equity-index universal life products have been the predominant product sold in the domestic life market for a number of years. Most of these sales are single premium mode products (one year, five year, or ten year) designed for transferring accumulated wealth tax efficiently into life insurance policies with limited underwriting due to lesser net insurance amounts at risk (face amount of the insurance policy less cash premium contributed). These products were designed targeting the accumulated savings of the segment of the population entering their retirement years. The wealth transfer life products have been valuable offerings for the Company's distributors as evidenced by their comprising nearly 98% of total life sales in the first three months of 2022.
The average new policy face amounts, excluding insurance riders, since 2018 are as shown in the following table.

	Average New Policy Face Amount
	NWLIC Domestic	Ozark National	NWLIC International

Year ended December 31, 2018	162,600	—	290,900
Year ended December 31, 2019	179,900	45,200	—
Year ended December 31, 2020	209,900	46,230	—
Year ended December 31, 2021	221,300	47,620	—
Three Months Ended March 31, 2022	218,700	48,310	—

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

The table below sets forth information regarding life insurance in force for each date presented.

	Insurance In Force as of
	March 31,	December 31,
	2022	2021

	($ in thousands)

National Western

Universal life:
Number of policies	28,116	28,640
Face amounts	$3,883,969	3,966,160

Traditional life:
Number of policies	24,042	24,500
Face amounts	$2,217,956	2,257,490

Fixed-index life:
Number of policies	34,046	34,200
Face amounts	$8,655,120	8,772,280

Total life insurance:
Number of policies	86,204	87,340
Face amounts	$14,757,045	14,995,930

Ozark National

Total life insurance (all traditional):
Number of policies	174,840	175,610
Face amounts	$5,851,892	5,892,500

At March 31, 2022, National Western’s face amount of life insurance in force was comprised of $11.1 billion from the international line of business and $3.7 billion from the domestic line of business. At December 31, 2021, these amounts were $11.3 billion and $3.7 billion for the international and domestic lines of business, respectively.

Annuities

The following table sets forth information regarding the Company's annuity sales activity as measured by single and annualized first year premiums. Similar to life insurance sales, these figures are considered a non-GAAP financial measure but are shown in accordance with industry practice and depict the Company's sales productivity.

	Three Months Ended March 31,
	2022	2021

	(In thousands)

Fixed-index annuities	$85,484	116,937
Other deferred annuities	1,125	1,616
Immediate annuities	1,746	10,380

Totals	$88,355	128,933

Annuity sales decreased (31)% in the first quarter of 2022 compared to 2021. Sales activity in the first quarter of 2022 was dampened by current economic conditions including increasing inflation and expectations for rising interest rates, while 2021 sales activity reflects expansion of sales and marketing initiatives as well as an overall increase in market demand as the economy emerged from the COVID-19 constraints present in 2020.

The Company's mix of annuity sales has historically shifted with interest rate levels and the relative performance of the equity market. With the decline in interest rates subsequent to the subprime crisis, fixed-index products have comprised the majority of annuity sales, generally accounting for 90% or more of all annuity sales over this span. During the first three months of 2022, this percentage approximated 97% reflecting the ongoing narrative of historically low levels in interest rates and the overall continuing upward trend in equities. For all fixed-index products, the Company purchases over the counter call options to hedge the equity return feature. The options are purchased relative to the issuance of the annuity contracts in such a manner to minimize timing risk. Generally, the index return during the indexing period (if the underlying index increases) becomes a component in a formula (set forth in the annuity), the result of which is credited as interest to contract holders electing the index formula crediting method at the beginning of the indexing period. The formula result can never be less than zero with these products. The Company does not deliberately mismatch or under hedge for the equity feature of the products. Fixed-index products also provide the contract holder the alternative to elect a fixed interest rate crediting option.

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

	Annuities In Force as of
	March 31,	December 31,
	2022	2021

	($ in thousands)

Fixed-index annuities:
Number of policies	63,996	64,860
GAAP annuity reserves	$5,081,913	5,151,890

Other deferred annuities:
Number of policies	29,543	30,260
GAAP annuity reserves	$1,085,327	1,119,207

Immediate annuities:
Number of policies	10,786	10,930
GAAP annuity reserves	$373,680	376,667

Total annuities:
Number of policies	104,325	106,050
GAAP annuity reserves	$6,540,920	6,647,764

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

Since the Great Recession in 2008-2009, the Federal Reserve has acted to maintain interest rates at historically depressed levels in order to promote liquidity and support economic recovery and growth. With the emergence of inflationary pressures in the economy, the Federal Reserve has initiated what is believed to be a series of increases in interest rate levels in order to ward off the harmful effects of inflation. A consumer price index measure issued by the U.S. Bureau of Labor Statistics in the first quarter of 2022 reported a current annual inflation rate approaching 8%. The Federal Reserve has previously disclosed that its long-term inflation target is 2%. Adding to the complexities of the economic environment are the lingering effects of COVID-19 and related social/political policies, supply chain disruptions, and potential economic fallout from the conflict in Ukraine. Uncertainty is further exacerbating with inversion of the yield curve as two-year Treasury note yield recently surpassed yields of ten-year Treasury notes, a frequent harbinger of imminent contractions in economic activity.

Industry analysts and observers generally agree that a sudden jump in interest rate levels would be harmful to life insurers with interest-sensitive products as it could provide an impetus for abnormal levels of product surrenders and withdrawals at the same time fixed debt securities held by insurers declined in market value. While not desirable, life insurance carriers have managed to adjust to an ultra low interest environment over time incorporating lower minimum guaranteed interest rates. These products may become uncompetitive or undesirable by current policyholders if there is a rapid shift to higher interest rate levels and newer products priced for these higher rates. A slow and steady upward movement in rates would provide insurers with the ability to adjust over time. Ultimately, a mix of monetary policy adjustments, fiscal policy, and economic fundamentals will determine the future direction of interest rate movements and the speed of such shifts. It is uncertain at what pace interest rate movements may occur in the future and what impact, if any, such movements would have on the Company's business, results of operations, cash flows, or financial condition.

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

Consolidated Operations

Premiums and other revenues. The following details Company revenues.

	Three Months Ended March 31,
	2022	2021

	(In thousands)

Universal life and annuity contract charges	$32,651	34,889
Traditional life premiums	22,333	22,584
Net investment income (excluding index option derivatives)	107,922	138,051
Other revenues	5,797	5,414
Index option derivative gain (loss)	(38,198)	28,024
Net realized investment gains	3,794	1,416

Total revenues	$134,299	230,378

Universal life and annuity contract charges - Revenues for universal life and annuity contracts were lower for the first three months in 2022 compared to 2021 with the component sources shown below. Revenues for universal life and annuity products consist of policy charges for the cost of insurance, administration charges, surrender charges assessed against policyholder account balances, and amortization of deferred premium loads less reinsurance premiums, as shown in the following table.

	Three Months Ended March 31,
	2022	2021

	(In thousands)

Contract Revenues:
Cost of insurance and administrative charges	$30,681	30,593
Surrender charges	5,011	6,134
Other charges	1,828	2,748

Gross contract revenues	37,520	39,475

Reinsurance premiums	(4,869)	(4,586)

Net contract revenues	$32,651	34,889

Cost of insurance charges were $23.9 million in the quarter ended March 31, 2022 compared to $24.3 million in the first quarter of 2021. Cost of insurance charges typically trend with the size of the universal life insurance block in force and the amount of new business issued during the period. The volume of universal life insurance in force at March 31, 2022 declined to $12.5 billion from approximately $12.7 billion at December 31, 2021 and $13.5 billion at December 31, 2020. Administrative charges pertaining to new business issued increased to $6.7 million for the three months ended March 31, 2022 from $6.3 million for the same period in 2021.

Surrender charges assessed against policyholder account balances upon withdrawal decreased in the three months ended March 31, 2022 versus the comparable prior year period. While the Company earns surrender charge income that is assessed upon policy terminations, the Company's overall profitability is enhanced when policies remain in force and additional contract revenues are realized and the Company continues to make an interest rate spread equivalent to the difference it earns on its investments and the amount that it credits to policyholders. In the three months ended March 31, 2022, lapse rates on annuity products were higher than the prior year periods. However, surrender charge income recognized is also dependent upon the duration of policies at the time of surrender (i.e. later duration policy surrenders have lower surrender charges assessed and earlier policy surrenders having a higher surrender charge assessed). The lower surrender charge revenue reflects later duration policies terminating having lower surrender charges.

Other charges include the net amortization into income of the premium load on single premium life insurance products which is deferred at the inception of the policy. These products have become a substantial portion of domestic life insurance sales and current period activity reflects the net of amortization of accumulated deferrals against the current period level of premium loads deferred.

Traditional life premiums - Traditional life premiums include the activity of Ozark National. Ozark National's principal product is a non-participating whole life insurance policy with premiums remitted primarily on a monthly basis. The product is sold in tandem with a mutual fund investment product offered through its broker-dealer affiliate, NIS. Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period. A sizable portion of National Western's traditional life business resided in the International Life segment. However, National Western's overall life insurance sales focus has historically been primarily centered around universal life products. The addition of Ozark National's business of repetitive paying permanent life insurance adds an important complement to National Western's life insurance sales. Included in the amount for the quarter ended March 31, 2022 is $18.4 million of life insurance renewal premium from Ozark National compared to $18.7 million in the first quarter of 2021. Universal life products, especially National Western's equity indexed universal life products, which offer the opportunity for consumers to acquire life insurance protection and receive credited interest linked in part to an outside market index, have been the more popular product offerings in the Company's markets.

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

	Three Months Ended March 31,
	2022	2021

	(In thousands)

Gross investment income:
Debt and equities	$74,939	77,363
Mortgage loans	4,940	3,631
Policy loans	661	689
Short-term investments	58	129
Other invested assets	10,075	605

Total investment income	90,673	82,417
Less: investment expenses	711	784

Net investment income (excluding derivatives and trading securities)	89,962	81,633
Index option derivative gain (loss)	(38,198)	28,024
Embedded derivative on reinsurance	90,905	70,370
Trading securities market adjustment	(72,945)	(13,952)

Net investment income	$69,724	166,075

The Company's strategy is to invest a substantial portion of its cash flows in fixed debt securities within its guidelines for credit quality, duration, and diversification. National Western's debt and equities securities investment income continues to experience higher yielding debt securities maturing or being called by borrowers and being replaced with lower yielding securities in the current interest rate environment. Investment yields on new bond purchases during the first three months of 2022 approximated 3.52% as compared to the 3.02% yield achieved during the full year 2021. During the first quarter of 2022, the ten-year treasury bond, a proxy for National Western's corporate bond purchases, increased nearly 80 basis points. National Western's weighted average bond portfolio yield was 3.61% at March 31, 2022 declining slightly from 3.62% at December 31, 2021 and 3.68% at December 31, 2020. Ozark National's weighted average portfolio yield at March 31, 2022 was 3.63%.

Changes in fair values of equity securities are included in net investment income in the Condensed Consolidated Statements of Earnings. For the three months ended March 31, 2022 and 2021, unrealized gains/(losses) of $(0.7) million and $1.4 million, respectively, are included in investment income reflecting the change in fair value of equity securities during the periods. The carrying value of the Company's portfolio of equity securities was $27.6 million at March 31, 2022.

Prior to 2020, the Company's mortgage loan activity had been challenged by the low interest rate levels and highly competitive underwriting of commercial properties. The COVID-19 pandemic crisis further impeded the underwriting of new loan applications until clarity regarding the impacts of the closing down the economy upon commercial real estate became discernible. Eventually the volume of new mortgage loan originations resumed a pace closer to that of the pre-pandemic environment. Additional resources were added with the goal of increasing mortgage loan investments to a more appreciable percentage of total invested assets As a result, the mortgage loan portfolio balance has increased to $511.0 million at March 31, 2022 from $487.3 million at December 31, 2021 and $332.5 million at December 31, 2020. During the three months ended March 31, 2022 the Company originated new mortgage loans in the amount of $26.4 million compared to $49.5 million in the comparable period of 2021.

In order to obtain incremental investment yield, the Company expanded its invested asset vehicles to include alternative investments. These assets are typically syndicated, targeted capital pools with specific investment objectives managed by investment firms having specific expertise in designated asset opportunities. The Company held balances of $79.1 million, $67.7 million, and $28.9 million at March 31, 2022, December 31, 2021, and December 31, 2020, respectively, in this investment category, excluding any associated structured note amounts. Investment income in the quarter ended March 31, 2022 includes a non-recurring $6.8 million profit participation payment on a mezzanine loan.

Effective January 1, 2021, the Company's net investment income is reduced for amounts ceded to the reinsurer under the funds withheld reinsurance agreement associated with funds withheld assets. In the quarters ended March 31, 2022 and 2021, the Company ceded net investment income of $12.7 million and $13.1 million, respectively.

The Company is required to maintain an allowance pertaining to current expected credit losses on financial instruments ("CECL") under GAAP. Remeasurement of the CECL allowance for mortgage loans is performed quarterly and for the quarter ended March 31, 2022 resulted in a decrease in the allowance of $(0.2) million which is included in gross investment income. The change for the quarter ended March 31, 2021 was an increase in the mortgage loan CECL allowance of $0.5 million.

Credit loss allowances for available-for-sale debt securities are recorded when unrealized losses and missed payments indicate a credit loss has occurred and a full recovery of the investment principal is not expected. Credit loss allowances are recorded through net investment income in the Condensed Consolidated Statements of Earnings. No credit loss allowances for available-for-sale debts securities were recorded for the three months ended March 31, 2022 or 2021.
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

	Three Months Ended March 31,
	2022	2021

	(In thousands)

Excluding derivatives and funds withheld securities:
Net investment income	$89,962	81,633
Average invested assets, at amortized cost	$9,448,077	10,185,266
Annual yield on average invested assets	3.81%	3.21%

Including derivatives and funds withheld securities:
Net investment income	$69,724	166,075
Average invested assets, at amortized cost	$11,157,346	11,195,243
Annual yield on average invested assets	2.50%	5.93%

The increase in average invested asset yield, excluding derivatives and trading securities, for the first three months of 2022 compared to 2021 is due to the Company obtaining incremental yields on newly invested cash flows into mortgage loans and alternative investments. In addition, the first quarter of 2022 includes the $6.8 million non-recurring profit participation payment related to a mezzanine loan.

The average yield on bond purchases during the three months ended March 31, 2022 to fund National Western insurance operations was 3.52% representing a 1.54% spread over treasury rates. The weighted average quality of new purchases during the first three months of 2022 was "A-" which was consistent with purchases during 2021. The composite duration of purchases during the first three months of 2022 was 8.5 years which is less than the duration of purchases made in 2019 through 2021. As National Western has increased its investments in commercial mortgage loans and alternative investments, these longer duration investments have helped to extend the overall duration of its invested assets backing its life insurance line of business which has a longer liability duration than that of the annuity line of business. The Company's general investment strategy is to purchase debt securities with maturity dates approximating ten years in the future. Accordingly, an appropriate measure for benchmarking the direction of interest rate levels for the Company's debt security purchases is the ten year treasury bond rate. After ending 2021 at a rate of 1.51%, the daily closing yield of the ten-year treasury bond steadily increased during the first three months of 2022 finishing the period at 2.34%.

The pattern in average invested asset yield, including derivatives and trading securities, incorporates increases and decreases in the fair value of index options purchased by National Western to support its fixed-index products as well as net investment income from the embedded derivative funds withheld liability. Fair values of the purchased call options recorded a net loss during the first three months of 2022 while a net gain was recorded during the first three months of 2021, corresponding to the movement in the S&P 500 Index during these periods (the primary index the fixed-index products employ). Refer to the derivatives discussion below for a more detailed explanation. In addition, the funds withheld reinsurance agreement executed December 31, 2020 introduced embedded derivative accounting with respect to the policyholder obligations reinsured. During the three months ended March 31, 2022 and 2021, the embedded derivative liability for reinsurance decreased by $90.9 million and $70.4 million, respectively, which was recorded as investment income. Debt securities supporting the funds withheld policyholder obligations classified as trading incurred a $(72.9) million and $(14.0) million market value decline in the first quarter of 2022 and 2021, respectively, which was also recorded as a component of net investment income. The net of these two amounts increased net investment income during the three months ended March 31, 2022 and 2021 by $18.0 million and $56.4 million, respectively.

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

NIS revenues were $3.2 million and $2.9 million for the three months ended March 31, 2022 and 2021, respectively.

Third party revenues associated with BP III were $1.3 million and $1.3 million for the three months ended March 31, 2022 and 2021, respectively. Rental income received from National Western has been eliminated in reporting consolidated results. The facility is currently fully leased.

Under terms of the funds withheld reinsurance contract, National Western earns a monthly expense allowance equal to the average policy count of the funds withheld reinsured block of business multiplied by a stated amount per policy. In the three months ended March 31, 2022 and 2021, the Company reported $1.2 million and $1.4 million, respectively, as maintenance expense allowance revenue.

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

Gains and losses from index options are substantially due to changes in equity market conditions. Index options are intended to act as hedges to match the returns on the product's underlying reference index and the rise or decline in the index relative to the index level at the time of the option purchase which causes option values to likewise rise or decline. As income from index options fluctuates with the underlying index, the contract interest expense to policyholder accounts for the Company's fixed-index products also fluctuates in a similar manner and direction. For the three months ended March 31, 2022 and 2021, the Company recorded realized and unrealized gains/(losses) from index options as shown below.

	Three Months Ended March 31,
	2022	2021

	(In thousands)

Index option derivatives:
Unrealized gain (loss)	$(58,008)	15,503
Realized gain	19,810	12,521

Total gain (loss) included in net investment income	$(38,198)	28,024

Total contract interest	$(14,805)	52,845

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

The financial statement investment spread, the difference between investment income and interest credited to contract holders, is subject to variations from option performance during any given period. For example, many of the Company's equity-index annuity products provide for the collection of asset management fees. These asset management fees are assessed when returns on expiring options are positive, and they are collected prior to passing any additional returns above the assessed management fees to the policy contractholders. During periods of positive returns, the collected asset management fees serve to increase the financial statement spread by increasing option realized gains reported as investment income in an amount greater than interest credited to policy contractholders which is reported as contract interest expense. Asset management fees collected in the first quarter of 2022 and 2021 were approximately $0.0 million and $3.9 million, respectively. The Company changed its option hedging to an "out-of-the-money" basis during 2020 for those annuity products containing asset management fee provisions and as of the end of the second quarter of 2021, all options outstanding were acquired on an out-of-the-money basis. Accordingly, no asset management fees have been collected since that time. While asset management fees are no longer being collected, the costs to purchase the out-of-the-money options similarly decreases.

Net realized investment gains (losses) - Realized gains (losses) on investments generally include proceeds from bond calls, sales and impairment write-downs, as well as gains and losses on the sale of real estate property. The net gains reported for the three months ended March 31, 2022 consisted of gross gains of $3.8 million, primarily related to bond calls of debt securities in the available-to-sale category, offset by gross losses of $0.0 million. The net gains reported for the three months ended March 31, 2021 consisted of gross gains of $1.4 million offset by gross losses of $0.0 million.

Benefits and Expenses. The following table details benefits and expenses.

	Three Months Ended March 31,
	2022	2021

	(In thousands)

Life and other policy benefits	$41,899	37,889
Amortization of deferred transaction costs	29,016	29,989
Universal life and annuity contract interest	(14,805)	52,845
Other operating expenses	32,582	31,335

Totals	$88,692	152,058

Life and other policy benefits - Death claim benefits, the largest component of policy benefits, were $21.2 million in the first three months of 2022 compared to $24.0 million for the first three months of 2021. Of the amount included in the three months ended March 31, 2022, $11.6 million was associated with National Western business and $9.6 million pertained to Ozark National. In the first three months of 2021, these amounts were $12.4 million and $11.6 million for National Western and Ozark National, respectively. Death claim amounts are subject to variation from period to period. For the first three months of 2022, the number of National Western life insurance claims decreased 14% versus the comparable period in 2021 while the average dollar amount per net claim increased to $57,600 from approximately $43,900. National Western's overall mortality experience has generally been consistent with or better than its product pricing assumptions. The average net claim for Ozark National during the 2022 and 2021 three-month periods was $14,000 and $17,600, respectively. Mortality exposure is managed through reinsurance treaties under which National Western's retained maximum net amount at risk on any one life is capped at $500,000. Ozark National's retained maximum net amount at risk is capped at $200,000 under its reinsurance treaties with limited exceptions related to the conversion of child protection and guaranteed insurability riders.

Both National Western and Ozark National have established specific coding to track the death claim experience associated with COVID-19. During the three months ended March 31, 2022, National Western incurred 30 death claims on life insurance policies in which the reported cause of death was due to the coronavirus (COVID-19) totaling a net claim amount (after reinsurance) of $2.1 million. For the comparable three-month period in 2021, National Western incurred 94 COVID-19 related death claims on life insurance policies totaling a net amount after reinsurance of $5.2 million. The industry has noted that designation of COVID-19 as the cause of death has not been consistent during the pandemic. Accordingly, the Company's disclosures reporting death claims due to COVID-19 are updated as more information is obtained. During the three months ended March 31, 2022, Ozark National incurred 61 confirmed COVID-19 death claims aggregating to a net claim amount of approximately $1.7 million. For the three months ended March 31, 2021, Ozark National reported 236 COVID-19 death claims totaling to a net claim amount of $3.9 million. The Company's COVID-19 death claim experience peaked in the third quarter of 2021 and has incurred successive quarterly decrements in activity since that time. The COVID-19 claim activity is included in the claim disclosures made in the preceding paragraph.

Life and other policy benefits also includes policy liabilities held associated with the Company's traditional life products, policies with life contingencies, and riders such as the guaranteed minimum withdrawal benefit rider ("WBR"), a popular rider to National Western's equity-indexed annuity products. The increases in these liabilities for National Western were $9.9 million and $4.5 million in the quarters ended March 31, 2022 and 2021, respectively. The increase in the 2022 first quarter pertains to increased WBR liabilities.

Life and other policy benefits in the quarters ended March 31, 2022 and 2021 includes changes in traditional life reserves and miscellaneous benefit payments associated with Ozark National's operations of $7.1 million and $5.9 million, respectively, reflecting normal business conditions.

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

The following table identifies the effects of unlocking adjustments on DPAC balances recorded through amortization expense separate from recurring amortization expense components for the three months ended March 31, 2022 and 2021.

Amortization of DPAC	Three Months Ended March 31,
	2022	2021

	(In thousands)

Unlocking adjustments	$—	—
Other amortization components	23,865	23,572

Totals	$23,865	23,572

Amortization expense for the three months ended March 31, 2022 was comprised of DPAC amortization by National Western of $23.7 million and by Ozark National of $0.2 million, respectively. Amortization expense for National Western for the three months ended March 31, 2022 and 2021, was reduced by $1.1 million and $1.4 million, respectively, for amounts pertaining to the policies ceded under the funds withheld reinsurance agreement.

The Company's practice is to annually review during the third quarter its actuarial assumptions regarding the emergence of profits pertaining to its blocks of businesses and to update or "unlock" those assumptions which deviate significantly from actual experience. Accordingly, during the quarters ended March 31, 2022 and 2021, the Company did not unlock its DPAC balances. The Company is required to evaluate its emergence of profits continually and management believes that the current amortization patterns of deferred policy acquisition costs are reflective of actual experience.

As the DPAC balance is an asset on the Company's Condensed Consolidated Balance Sheets, GAAP provides for an earned interest return on the unamortized balance each period. The earned interest serves to increase the DPAC balance and reduce other amortization component expense. The rate at which the DPAC balance earns interest is the average credited interest rate on the Company's universal life and annuity policies in force, including credited interest on equity-indexed policies. The amount of earned interest on DPAC balances recorded for the three months ended March 31, 2022 and 2021 was $7.0 million and $4.6 million, respectively, decreasing other amortization component expense. The increased interest amount in the first three months of 2022 compared to 2021 reflects higher returns on equity-index products, particularly life insurance products.

As part of the purchase accounting required with the acquisition of Ozark National, the Company recorded an intangible asset of $180.9 million referred to as the value of business acquired ("VOBA"). VOBA represents the difference between the acquired assets and liabilities of Ozark National measured in accordance with the Company's accounting policies and the fair value of these same assets and liabilities. The VOBA balance sheet amount is amortized following a methodology similar to that used for amortizing deferred policy acquisition costs. In the quarters ended March 31, 2022 and 2021, the Company's VOBA amortization expense was $2.0 million and $2.6 million, respectively.

At December 31, 2020, the Company recorded as an asset on its Consolidated Balance Sheet a deferred Cost of Reinsurance ("COR") amount of $102.8 million associated with the funds withheld reinsurance transaction. This represents the amount of assets transferred at the closing date of funds withheld agreement (debt securities, policy loans, and cash) in excess of the GAAP liability ceded plus a $48 million ceding commission paid to the reinsurer. The COR balance is amortized commensurate with the runoff of the ceded block of funds withheld business. In the three months ended March 31, 2022 and 2021, COR amortization expense of $3.1 million and $3.9 million, respectively, is included in Amortization of deferred transaction costs.

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

Contract interest reported in financial statements also encompasses the performance of the index options associated with the Company's fixed-index products. As previously noted, the market value changes of these derivative features resulted in net realized and unrealized gains/(losses) of $(38.2) million and $28.0 million for the three months ended March 31, 2022 and 2021, respectively. These amounts consisted of realized gains of $19.8 million and unrealized losses of $(58.0) million for the year-to-date 2022 period, and realized gains of $12.5 million and unrealized gains of $15.5 million for the comparable 2021 time frame. These returns similarly increased/(decreased) the computed average credited rates for the periods shown above. Policyholders of equity-indexed products cannot receive an interest credit below 0% according to the policy contract terms.

Contract interest expense includes other items which increase or decrease reported contract interest in a particular reporting period. for the three months ended March 31, 2022 and 2021, these other items include the amounts shown in the table below.

Contract Interest Expense	Three Months Ended March 31,
	2022	2021

	(In thousands)

Gross reserve changes	$3,235	6,518
Ceded reserve changes under funds withheld	(4,779)	(5,253)
Unlocking adjustments, net	—	—
Asset management fees collected	—	(3,917)
Projected asset management fees	—	4,357
Other embedded derivative components	(1,667)	165

Totals	$(3,211)	1,870

Contract interest expense includes gross reserve changes for immediate annuities, two tier annuities, excess death benefit reserves, excess annuitizations, and amortization of deferred sales inducement balances. These gross reserve items are offset by policy charges assessed for policies having the withdrawal benefit rider (WBR). As changes in these items collectively impact contract interest expense, financial statement interest spread is also affected. Netted against gross reserve changes for the first three months of 2022 is $7.3 million for assessed WBR policy charges compared to $5.8 million in the same period for 2021.

Beginning in 2021, reserve changes associated with funds withheld annuity policies are ceded to the reinsurer and no longer reflected in the financial statements of the Company. Accordingly, contract interest expense is adjusted to remove these expense items which are shown in the above table for the three months ended March 31, 2022 and 2021. In addition to these amounts, the Company also cedes the fixed interest credited on the funds withheld annuity policies. For the three months ended March 31, 2022 and 2021, the fixed interest credited ceded was $8.0 million and $7.8 million, respectively.

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

The Company's historical practice was to purchase options priced to incorporate an expected probability of collecting asset management fees (referred to as "at-the-money hedging"). With this practice accounting rules required the embedded derivative liability to include a projection of asset management fees estimated to be collected in the succeeding fiscal year. This projection was based upon the most recent performance of the reference equity index. Increases in projected asset management fees to be collected reduced contract interest expense while decreases in projected asset management fees to be collected increased contract interest expense. The Company converted to an "out-of-the-money" hedging practice during 2020 which eliminated the need to project collection of future asset management fees as part of the embedded derivative liability when the remaining inventory of annual at-the-money option hedges completed its roll over to out-of-the-money hedges during the second quarter of 2021. Consequently, the embedded derivative liability component for projected asset management fees to be collected progressively diminished and was phased out as of the end of the 2021 second quarter. In the three month periods ended March 31, 2022 and 2021 contract interest was increased by $0.0 million and $4.4 million, respectively, for the projected change in asset management fees to be collected.

Another contract interest expense component is the amortization of deferred sales inducements (included in Gross reserve changes above). Similar to deferred policy acquisition costs, the Company defers sales inducements in the form of first year credited interest bonuses on annuity products that are directly related to the production of new business. These bonus interest charges are deferred and amortized using the same methodology and assumptions used to amortize other capitalized acquisition costs and the amortization is included in contract interest. In addition, deferred sales inducement balances ("DSI") are also reviewed periodically to ascertain whether actual experience has deviated significantly from that assumed (unlock) and are adjusted to reflect current policy lapse or termination rates, expense levels and credited rates on policies compared to anticipated experience (true-up). These unlocking adjustments, plus or minus, are included in contract interest expense. No unlocking adjustments were made in the quarters ended March 31, 2022 and 2021.

Other operating expenses - Other operating expenses consist of general administrative expenses, licenses and fees, commissions not subject to deferral, real estate expenses, brokerage expenses, compensation costs, and reinsurance ceded commission expense. These expenses for the three months ended March 31, 2022 and 2021 are summarized in the table that follows.

	Three Months Ended March 31,
	2022	2021

	(In thousands)

General administrative expenses	$14,010	11,776
Compensation expenses	9,515	12,530
Commission expenses	2,795	3,045
Real estate expenses	1,506	1,404
Brokerage expenses (NIS)	1,570	1,388
Reinsurance ceded commission expense	1	6
Taxes, licenses and fees	3,185	1,186

Totals	$32,582	31,335

General administrative expenses include software amortization expense associated with National Western's proprietary policy administration systems as well as other acquired software. Expenses pertaining to these items were $3.4 million and $3.6 million in the first quarter of 2022 and 2021, respectively. This category of expenses also includes legal fees and expenses which were $1.1 million and $0.8 million in the quarters ended March 31, 2022 and 2021, respectively. Legal fees and expenses include amounts pertaining to the security incident reported in Part II. Item 1. of this filing. Other costs associated with the incident include consulting fees and information services associated costs. Total expenses in these categories for consulting fees and information services, including those for the security incident, were $5.5 million and $3.0 million for the three months ended March 31, 2022 and 2021, respectively. The 2022 amounts further include incremental contractor service charges in lieu of vacated information technology positions at National Western.

Compensation expenses include share-based compensation costs related to outstanding vested and nonvested stock appreciation rights ("SARs"), restricted stock units ("RSUs") and performance share units ("PSUs"). The related share-based compensation costs move in tandem not only with the number of awards outstanding but also with the movement in the market price of the Company's Class A common stock as a result of marking the SARs, RSUs, and PSUs to fair value under the liability method of accounting. Consequently, the related expense amount varies positively or negatively in any given period. In the amounts shown above, share-based compensation expense totaled $1.6 million in the first quarter of 2022 and $4.4 million in the first quarter of 2021. The Company's Class A common share price decreased from $214.44 at December 31, 2021 to $210.40 at March 31, 2022, compared to increasing from $206.44 at December 31, 2020 to $249.00 at March 31, 2021. No performance share awards were granted in the first three months of 2022 and 2021. Ozark National compensation expenses were $1.0 million and $0.9 million in the first quarter of 2022 and 2021, respectively.

Taxes, licenses and fees include premium taxes and licensing fees paid to state insurance departments, the company portion of social security and Medicare taxes, state income taxes, and other state and municipal taxes. Taxes, licenses and fees in the quarter ended March 31, 2021 were reduced by $1.2 million for the release of a tax liability accrual no longer needed. Taxes, licenses and fees in the quarter ended March 31, 2022 include National Western premium tax expenses of $2.0 million compared to $1.2 million in the comparable quarter of 2021 which reflects the increased retaliatory tax burden imposed by a change in Colorado laws with respect to premium taxes.

Federal Income Taxes. Federal income taxes on earnings from operations reflect an effective tax rate of 20.7% for the three months ended March 31, 2022 compared to 20.7% for the three months ended March 31, 2021. The Federal corporate tax rate was set at 21% under the 2017 Tax Cuts and Jobs Act ("Tax Act"). The Company's effective tax rate is typically slightly lower than the Federal statutory rate due to tax-exempt investment income related to municipal securities and dividends-received deductions on income from stocks, absent other permanent tax items.

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

Segment Operations

Summary of Segment Earnings

A summary of segment earnings for the three months ended March 31, 2022 and 2021 is provided below. The segment earnings exclude realized gains and losses on investments, net of taxes.

	Domestic Life Insurance	International Life Insurance	Annuities	ONL & Affiliates	All Others	Totals

	(In thousands)

Segment earnings:
Three months ended:
March 31, 2022	$1,364	3,085	17,150	4,480	7,107	33,186
March 31, 2021	$(2,282)	5,541	51,749	3,269	2,733	61,010

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below.

	Three Months Ended March 31,
	2022	2021

	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$14,889	13,898
Net investment income	(2,344)	23,843
Other revenues	26	21

Total premiums and other revenues	12,571	37,762

Benefits and expenses:
Life and other policy benefits	6,388	6,110
Amortization of deferred transaction costs	2,830	5,460
Universal life insurance contract interest	(5,420)	21,621
Other operating expenses	7,053	7,447

Total benefits and expenses	10,851	40,638

Segment earnings (loss) before Federal income taxes	1,720	(2,876)
Provision for Federal income taxes	356	(594)

Segment earnings (loss)	$1,364	(2,282)

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

	Three Months Ended March 31,
	2022	2021

	(In thousands)

Universal life insurance revenues	$16,927	15,580
Traditional life insurance premiums	1,216	1,196
Reinsurance premiums	(3,254)	(2,878)

Totals	$14,889	13,898

National Western's domestic life insurance in force, in terms of policy count, has been declining for some time. The pace of new policies issued has lagged the number of policies terminated from death or surrender causing a declining level of policies in force from which contract revenue is received. Consequently, the number of domestic life insurance policies in force has declined from 46,940 at December 31, 2020 to 46,060 at December 31, 2021, and to 45,840 at March 31, 2022. Policy lapse rates in the first three months of 2022 approximated 5.4% compared to 6.0% and 8.4% in the first three months of 2021 and 2020, respectively. The elevated lapse rate in the first quarter of 2020 reflects the liquidity demand by policyholders during the emergence of the COVID-19 pandemic. While policy count rates have declined, the face amount of life insurance in force has risen steadily from $3.5 billion at December 31, 2020 to $3.7 billion at both December 31, 2021 and March 31, 2022.

Universal life insurance revenues are also generated with the issuance of new business based upon amounts per application and percentages of the face amount (volume) of insurance issued. The number of domestic life policies issued in the first three months of 2022 was 17% lower than in the comparable period for 2021 and the volume of insurance issued was 29% lower than that in 2021.

Universal life insurance revenues also include surrender charge income realized on terminating policies and, in the case of domestic universal life, amortization into income of the premium load on single premium policies which is deferred. The net premium load amortization was $1.8 million and $2.7 million in the three months ended March 31, 2022 and 2021, respectively.

Premiums collected on universal life products are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings in accordance with GAAP. Actual domestic universal life premiums collected are detailed below.

	Three Months Ended March 31,
	2022	2021

	(In thousands)

Universal life insurance:
First year and single premiums	$37,640	51,640
Renewal premiums	4,651	3,867

Totals	$42,291	55,507

Domestic life insurance sales for some time have consisted substantially of single premium policies which do not have much in the way of recurring premium payments. These products utilize wealth transfer strategies involving the movement of accumulated wealth in alternative investment vehicles, including annuities, into life insurance products. As a result, renewal premium levels have generally not been exhibiting substantial increases.

Net investment income for this segment of business, excluding derivative gain/(loss), has been gradually increasing due to the increased new business activity described above (single premium policies) and a higher level of investments needed to support the corresponding growth in policy obligations, especially those for single premium policies. The increase in net investment income has been partially muted by lower investment yields from debt security investment purchases. Net investment income also includes the gains and losses on index options purchased to back the index crediting mechanism on fixed-index universal products.

A detail of net investment income (loss) for domestic life insurance operations is provided below.

	Three Months Ended March 31,
	2022	2021

	(In thousands)

Net investment income (excluding derivatives)	$13,306	12,541
Index option derivative gain (loss)	(15,650)	11,302

Net investment income (loss)	$(2,344)	23,843

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

Life and policy benefits for a smaller block of business are more exposed to variation from period to period. Claim count activity during the first three months of 2022 decreased 13% compared to the first three months of 2021 while the average net claim amount (after reinsurance) increased to $34,900 from $29,000. Reported claims in the three months ended March 31, 2022 for which the cause of death was identified as COVID-19 were $0.8 million after reinsurance, a decrease from $2.1 million reported in the first quarter of 2021. The low face amount per claim relative to current issued amounts of insurance per policy reflects the older block of domestic life insurance policies sold consisting of final expense type products (i.e. purchased to cover funeral costs) which typically had smaller face amounts of insurance coverage. Claims on these older blocks of policies are more susceptible to COVID-19 mortality given the higher attained ages of this business. GAAP reporting requires that claims be recorded net of any cash value amounts that have been accumulated in the policies. The Company's overall mortality experience for this segment has been consistent with pricing assumptions.

Included in amortization of deferred transaction costs is DPAC amortization. As noted previously in the discussion of Results of Operations, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience with the adjustment reflected in current period amortization expense. To the extent required, unlocking adjustments may also be recorded to DPAC balances. The following table identifies the effects of unlocking adjustments on domestic life insurance DPAC balances recorded through amortization expense separate from recurring amortization expense components for the three months ended March 31, 2022 and 2021.

Amortization of DPAC	Three Months Ended March 31,
	2022	2021

	(In thousands)

Unlocking adjustments	$—	—
DPAC amortization expense	2,830	5,460

Totals	$2,830	5,460

In the Consolidated Operations discussion of amortization of deferred acquisition costs it was noted that interest earned on DPAC balances serves to offset (decrease) amortization expense and that the interest rate used is the crediting rate experience during the period. The decrease in amortization expense in 2022 relative to 2021 reflects higher interest earned on universal life DPAC balances due to increased realized gains from index options. Credited interest rates during the first quarter of 2022 approximated 6.7% on universal life as compared to 3.7% in the first quarter of 2021.

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

International Life Insurance Operations

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below.

	Three Months Ended March 31,
	2022	2021

	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$17,111	20,180
Net investment income	(4,247)	12,116
Other revenues	17	28

Total premiums and other revenues	12,881	32,324

Benefits and expenses:
Life and other policy benefits	4,701	4,375
Amortization of deferred transaction costs	5,150	5,392
Universal life insurance contract interest	(5,721)	10,799
Other operating expenses	4,860	4,774

Total benefits and expenses	8,990	25,340

Segment earnings before Federal income taxes	3,891	6,984
Provision for Federal income taxes	806	1,443

Segment earnings	$3,085	5,541

As with domestic life operations, revenues from the international life insurance segment include both premiums on traditional type products and contract revenues from universal life insurance. A comparative detail of premiums and contract revenues is provided below.

	Three Months Ended March 31,
	2022	2021

	(In thousands)

Universal life insurance revenues	$17,040	19,965
Traditional life insurance premiums	1,686	1,923
Reinsurance premiums	(1,615)	(1,708)

Totals	$17,111	20,180

Universal life revenues and operating earnings are largely generated from the amount of life insurance in force. The volume of in force for this segment, primarily universal life, has contracted from $12.4 billion at December 31, 2020 to $11.3 billion at December 31, 2021 and to $11.1 billion at March 31, 2022.

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

	Amount in $'s	Annualized Termination Rate
	(millions)

Volume In Force Terminations
Three Months Ended March 31, 2022	$249.7	8.8%
Year ended December 31, 2021	1,080.1	8.7%
Year ended December 31, 2020	1,295.2	9.5%
Year ended December 31, 2019	1,671.5	10.9%
Year ended December 31, 2018	1,706.3	10.0%
Year ended December 31, 2017	2,309.7	12.2%

As noted previously, premiums collected on universal life products are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings in accordance with GAAP. Actual international universal life premiums collected are detailed below.

	Three Months Ended March 31,
	2022	2021

	(In thousands)

Universal life insurance:
First year and single premiums	$—	—
Renewal premiums	12,000	13,016

Totals	$12,000	13,016

National Western's most popular international products were its fixed-index universal life products in which the policyholder could elect to have the interest rate credited to their policy account values linked in part to the performance of an outside equity index. These products issued were not generally available in the local markets when sold. Included in the totals in the above table are collected renewal premiums for fixed-index universal life products of approximately $6.9 million and $7.6 million for the first three months of 2022 and 2021, respectively. The declining trend in renewal premiums during these periods corresponds with the decline in policies in force due to elimination of new sales and the termination activity as discussed above.

As previously noted, net investment income and contract interest include period-to-period changes in fair values pertaining to call options purchased to hedge the interest crediting feature on the fixed-index universal life products. With the relatively large size of the fixed-index universal life block of business, the period-to-period changes in fair values of the underlying options have a significant effect on net investment income and universal life contract interest. A detail of net investment income (loss) for international life insurance operations is provided below.

	Three Months Ended March 31,
	2022	2021

	(In thousands)

Net investment income (excluding index option derivatives)	$5,414	5,879
Index option derivative gain (loss)	(9,661)	6,237

Net investment income (loss)	$(4,247)	12,116

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

Life and policy benefits primarily consist of death claims on policies. National Western's clientèle for international products are generally wealthy individuals with access to U.S. dollars and quality medical care. Consequently, the amounts of coverage purchased historically tended to be larger amounts. Life and policy benefit expense for the international life segment reflects the larger policies historically purchased, however mortality due to natural causes is comparable to that in the United States. The Company's maximum risk exposure per insured life is capped at $500,000 through reinsurance. The average international life net claim amount (after reinsurance) in the first three months of 2022 increased to $243,600 from $158,900 in the first three months of 2021 while the number of claims incurred decreased 18%. Net claims, after reinsurance, associated with COVID-19 were $1.3 million in the three months ended March 31, 2022 as compared to $3.2 million reported in the first quarter of 2021.

Included in amortization of deferred transaction costs is DPAC amortization. The Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels, and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking adjustments on international life insurance DPAC balances recorded through amortization expense separate from recurring amortization expense components for the three months ended March 31, 2022 and 2021.

Amortization of DPAC	Three Months Ended March 31,
	2022	2021

	(In thousands)

Unlocking adjustments	$—	—
DPAC amortization expense	5,150	5,392

Totals	$5,150	5,392

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

Annuity Operations

A comparative analysis of results of operations for National Western's annuity segment is detailed below.

	Three Months Ended March 31,
	2022	2021

	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$3,552	3,930
Net investment income	60,211	119,724
Other revenues	1,233	1,374

Total premiums and other revenues	64,996	125,028

Benefits and expenses:
Life and other policy benefits	14,044	10,001
Amortization of deferred transaction costs	18,816	16,447
Annuity contract interest	(3,664)	20,425
Other operating expenses	14,170	12,930

Total benefits and expenses	43,366	59,803

Segment earnings before Federal income taxes	21,630	65,225
Provision for Federal income taxes	4,480	13,476

Segment earnings	$17,150	51,749

Premiums and contract charges primarily consist of surrender charge income recognized on terminated policies. The amount of the surrender charge income recognized is determined by the volume of surrendered contracts as well as the duration of each contract at the time of surrender given the pattern of declining surrender charge rates over time that is common to most annuity contracts. The Company's lapse rate for annuity contracts in the first three months of 2022 was 8.9% which remained elevated compared to historical measures but was lower than the 9.7% rate during the same period in 2021. An outcome of the COVID-19 pandemic crisis has been movement by consumers toward fortifying liquidity positions. This has manifested in greater withdrawal and surrender activity. In addition, annuity contracts with fixed interest rates are more prone to terminate as contracts approach the end of their surrender charge period and in periods of rising interest rates.

Deposits collected on annuity contracts are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings in accordance with GAAP. Actual annuity deposits collected for the three months ended March 31, 2022 and 2021 are detailed below.

	Three Months Ended March 31,
	2022	2021

	(In thousands)

Fixed-index annuities	$85,532	118,120
Other deferred annuities	1,132	1,194
Immediate annuities	4,269	11,852

Totals	$90,933	131,166

Fixed-index products are attractive for consumers when interest rate levels remain low and equity markets produce positive returns. Since National Western does not offer variable products or mutual funds, fixed-index products provide an important alternative to the Company's existing fixed interest rate annuity products. Fixed-index annuity deposits as a percentage of total annuity deposits were 94% and 90% for the three months ended March 31, 2022 and 2021, respectively. The percentage of fixed-index products to total annuity sales reflects the low interest rate environment and the overall positive performance in the equities market.

Some of the Company's deferred products, including fixed-index annuity products, contain a first year interest bonus, in addition to the base first year interest rate, which is credited to the account balance when premiums are applied. These sales inducements are deferred in conjunction with other capitalized policy acquisition costs. The amounts currently deferred to be amortized over future periods amounted to approximately $3.1 million and $5.7 million during the first three months of 2022 and 2021, respectively. Amortization of deferred sales inducements is included as a component of annuity contract interest as described later in this discussion of Annuity Operations.

A detail of net investment income for annuity operations is provided below.

	Three Months Ended March 31,
	2022	2021

	(In thousands)

Net investment income (excluding derivatives and trading securities)	$55,138	52,821
Index option derivative gain (loss)	(12,887)	10,485
Embedded derivative liability decrease	90,905	70,370
Trading securities market adjustment	(72,945)	(13,952)

Net investment income	$60,211	119,724

For the three months ended March 31, 2022 and 2021, net investment income was reduced by $12.7 million and $13.1 million, respectively for amounts ceded to the reinsurer in the funds withheld reinsurance transaction executed December 31, 2020.

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

The funds withheld reinsurance agreement executed December 31, 2020 introduced embedded derivative accounting with respect to the annuity policyholder obligations reinsured. During the three months ended March 31, 2022 and 2021, the embedded derivative liability decreased by $90.9 million and $70.4 million, respectively, which was recorded as a component of investment income. Debt securities supporting the funds withheld policyholder obligations classified as trading securities incurred a $(72.9) million market value decrease in the three months ended March 31, 2022 and a $(14.0) million market value decline in the three months ended March 31, 2021, which were also recorded as a component of net investment income. The net of these two amounts, the embedded liability decrease and the change in market value of trading securities, increased net investment income in the Annuity segment by $18.0 million and $56.4 million in the three months ended March 31, 2022 and 2021, respectively.

Other revenues in the three months ended March 31, 2022 and 2021 include $1.2 million and $1.4 million, respectively, of maintenance expense allowance revenue. Under terms of the funds withheld reinsurance contract, National Western earns from the reinsurer a monthly expense allowance equal to the average policy count of the funds withheld reinsured block of business multiplied by a stated amount per policy.

Included in amortization of deferred transaction costs is DPAC amortization. Consistent with the domestic and international life segments, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse and termination rates, expense levels and credited rates on policies as compared to anticipated experience, as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking adjustments on annuity DPAC balances recorded through amortization expense separate from recurring amortization expense components for the three months ended March 31, 2022 and 2021.

Amortization of deferred transaction costs	Three Months Ended March 31,
	2022	2021

	(In thousands)

Unlocking adjustments	$—	—
DPAC amortization expense	15,702	12,580
COR amortization expense	3,114	3,867

Totals	$18,816	16,447

Amortization of DPAC balances is proportional to estimated expected gross profits ("EGPs") for a line of business. The EGPs of the block of annuity in the first quarter of 2022 increased over that of the first quarter of 2021 resulting in greater DPAC amortization expense. In addition, experience which deviates from the EGPs assumed, such as the amounts of asset fees collected, can similarly increase or decrease the amortization of DPAC. In the three months ended March 31, 2022 and 2021, amortization expense was reduced by $1.1 million and $1.4 million, respectively, for DPAC ceded to a reinsurer under the funds withheld reinsurance agreement entered into at December 31, 2020.

Amortization of deferred transaction costs includes amortization of the cost of reinsurance recorded at year-end 2020 associated with the funds withheld reinsurance agreement. At December 31, 2020, the Company recorded as an asset on the Consolidated Balance Sheet a deferred Cost of Reinsurance ("COR") amount of $102.8 million associated with the funds withheld reinsurance transaction. This represents the amount of assets transferred at the closing date of the funds withheld agreement (debt securities, policy loans, and cash) in excess of the GAAP liability ceded plus a $48.0 million ceding commission paid to the reinsurer. The COR balance is amortized commensurate with the runoff of the ceded block of funds withheld business. In the three months ended March 31, 2022 and 2021, COR amortization expense of $3.1 million and $3.9 million, respectively, is included in Amortization of deferred transaction costs.

Annuity contract interest includes the equity component return associated with the call options purchased to hedge National Western's fixed-index annuities. The detail of fixed-index annuity contract interest as compared to contract interest for all other annuities is as follows:

	Three Months Ended March 31,
	2022	2021

	(In thousands)

Fixed-index annuities	$(4,312)	23,499
All other annuities	98	(817)

Gross contract interest	(4,214)	22,682
Bonus interest deferred and capitalized	(3,082)	(5,704)
Bonus interest amortization	3,632	3,447

Total contract interest	$(3,664)	20,425

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

Collection of asset management fees on positive returns of expiring options is subtracted from contract interest credited to policyholders. This offset serves to lessen the increase in contract interest expense relative to the option gains reported in the Company's net investment income. Asset management fees collected during the three months ended March 31, 2022 were $0.0 million compared to $3.9 million in the corresponding periods of 2021. As noted in the discussion in the Consolidated Operations section, the Company changed its option hedging methodology during 2020 to an "out-of-the-money" approach for those annuity products having the ability to assess asset management fees. By the end of the second quarter of 2021, all outstanding options had been converted to this methodology which no longer hedges for the collection of asset management fees. As a result, there were no asset management fees collected subsequent to the second quarter of 2021.

As previously noted, accounting rules require the embedded derivative liability to include a projection of asset management fees estimated to be collected in the succeeding fiscal year under the Company's historical practice of purchasing options priced to incorporate an expected probability of collecting asset management fees (referred to as "at the money hedging"). This projection for the embedded derivative liability is based upon the most recent performance of the reference equity index. Increases in projected asset management fees to be collected reduce contract interest expense while decreases in projected asset management fees to be collected increase contract interest expense. In the three month periods ended March 31, 2022 and 2021, contract interest was increased $0.0 million and $4.4 million, respectively, for the projected change in asset management fees to be collected. Since the Company changed its embedded derivative hedging process to incorporate "out-of-the-money" hedging, probability projections of collected asset management fees are no longer applicable subsequent to the second quarter of 2021 (as the inventory of annual at the money hedges rolled over to only out-of-the-money hedges).

Annuity contract interest includes true-up adjustments for the deferred sales inducement balance which are done each period similar to that done with respect to DPAC balances with the adjustment reflected in current period contract interest expense. To the extent required, the Company may also record unlocking adjustments to deferred sales inducement balances in conjunction with DPAC balance unlockings. No unlocking adjustments were made in the quarters ended March 31, 2022 and 2021.

ONL & Affiliates

Ozark National and NIS are combined into a separate segment "ONL & Affiliates" given their inter-related marketing and sales approach which consists of a coordinated sale of a non-participating whole life insurance product (Ozark National) and a mutual fund investment product (NIS). An analysis of results of operations for the ONL & Affiliates segment is detailed below.

	Three Months Ended March 31,
	2022	2021

	(In thousands)

Premiums and other revenues:
Premiums and contract charges	$19,432	19,465
Net investment income	6,928	6,574
Other revenues	3,215	2,926

Total premiums and other revenues	29,575	28,965

Benefits and expenses:
Life and other policy benefits	16,766	17,403
Amortization of deferred transaction costs	2,220	2,690
Other operating expenses	4,981	4,746

Total benefits and expenses	23,967	24,839

Segment earnings before Federal income taxes	5,608	4,126
Provision for Federal income taxes	1,128	857

Segment earnings	$4,480	3,269

Revenues from ONL & Affiliates principally include life insurance premiums on traditional type products. Unlike universal life, revenues from traditional products are simply life premiums recognized as income over the premium-paying period of the related policies. The detail of premiums is provided below.

	Three Months Ended March 31,
	2022	2021

	(In thousands)

Traditional life insurance premiums	$19,923	20,067
Other insurance premiums and considerations	103	112
Reinsurance premiums	(594)	(714)

Totals	$19,432	19,465

Ozark National's traditional life block of business at March 31, 2022 included 174,840 policies in force representing nearly $5.9 billion of life insurance coverage. The repetitive pay nature of Ozark National's business promotes a higher level of persistency with an annualized lapse rate of 3.8% through March 31, 2022 as compared to the 4.7% rate experienced in the first three months of 2021. Traditional life premiums by first year and renewal are detailed below.

	Three Months Ended March 31,
	2022	2021

	(In thousands)

Traditional life insurance premiums:
First year premiums	$1,018	730
Renewal premiums	18,905	19,337

Totals	$19,923	20,067

Other revenues consists primarily of brokerage revenue of NIS. Brokerage revenues of $3.2 million and $2.9 million for the three months ended March 31, 2022 and 2021, respectively, had associated brokerage expense of $1.6 million and $1.4 million which is included in Other operating expenses.

The average face value of Ozark National's policies in force at March 31, 2022 was approximately $33,500. Life and policy benefits are subject to variation from quarter to quarter. Incurred net death claims, after reinsurance, for the first three months of 2022 were $9.7 million representing an average net claim of $14,000. Incurred net death claims in the three month period ended March 31, 2021 were $11.6 million representing a net average claim of $17,600. Included in the activity for 2022 and 2021 were reported COVID-19 net claims of approximately $1.7 million and $3.9 million, respectively. Ozark National's maximum retention on any single insured life is $200,000 with limited exceptions related to the conversion of child protection and guaranteed insurability riders. The balance of life and policy benefits during the three months ended March 31, 2022 and 2021 consisted of increases in insurance reserves and payments of other policy benefits.

Amortization of deferred transaction costs for this segment includes amortization of DPAC and the value of business acquired ("VOBA"). VOBA represents the difference between the acquired assets and liabilities of Ozark National at the acquisition date measured in accordance with the Company's accounting policies and the fair value of these same assets and liabilities. The VOBA balance sheet amount is amortized following a methodology similar to that used for amortizing deferred policy acquisition costs. Subsequent to its acquisition effective January 31, 2019, Ozark National began deferring policy acquisition costs and amortizing these deferrals similar to the methodology employed by National Western. The following table identifies the amortization expense of Ozark National's DPAC and VOBA for the three months ended March 31, 2022 and 2021.

Amortization of deferred transaction costs	Three Months Ended March 31,
	2022	2021

	(In thousands)

Unlocking	$—	—
VOBA amortization expense	2,037	2,550
DPAC amortization expense	183	140

Totals	$2,220	2,690

Other Operations

The Company's primary business encompasses its domestic and international life insurance operations, its annuity operations, and ONL & Affiliates. However, the Company also has real estate and other investment operations through its wholly owned subsidiaries.

Pre-tax operating amounts include the results of BP III, the entity owning and operating the Company's home office facility in Austin, Texas. BP III incurred pre-tax losses of $(0.2) million and $(0.1) million for the three months ended March 31, 2022 and 2021, respectively. National Western maintains its home office in this facility leasing approximately 40% of the space available. The lease payments made by National Western to BP III have been eliminated in consolidation.

The remaining pre-tax earnings of $9.2 million and $3.8 million in Other Operations during the three-month periods includes investment income from real estate, municipal bonds, and common and preferred equities held in subsidiary company portfolios principally for tax-advantage purposes. Included in the pre-tax earnings for the quarter ended March 31, 2022, is a $6.8 million non-recurring profits participation payment received on a mezzanine loan. The Company holds a modest portfolio of equity securities, primarily in NWL Financial, Inc., whose fair value changes are recorded in net investment income. For the three months ended March 31, 2022 and 2021, the market value changes for these securities were a decrease of $(0.7) million and an increase of $1.4 million, respectively.

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

	March 31, 2022		December 31, 2021
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Debt securities available-for-sale	$8,715,874	82.7	$9,068,946	82.7
Debt securities trading	1,014,904	9.6	1,077,438	9.8
Mortgage loans	510,995	4.9	487,304	4.4
Policy loans	71,620	0.7	71,286	0.6
Derivatives, index options	44,861	0.4	101,622	0.9
Real estate	28,386	0.3	28,606	0.3
Equity securities	27,585	0.3	28,217	0.3
Other	117,121	1.1	109,064	1.0

Totals	$10,531,346	100.0	$10,972,483	100.0

Invested assets at March 31, 2022 include Ozark National and NIS amounts as follows: Debt securities of $770.1 million and Policy loans of $22.9 million. These invested asset amounts at December 31, 2021 were: Debt securities of $823.0 million and Policy loans of $23.3 million. The decrease in the debt securities balance from December 31, 2021 to March 31, 2022 is due to recording these investments at fair market values which decreased during the period with the rise in interest rates.

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

The Company maintains a diversified debts security portfolio which consists mostly of corporate, mortgage-backed, and public utility fixed income securities. Investments in mortgage-backed securities primarily include U.S. Government agency pass-through securities and collateralized mortgage obligations ("CMO"). The Company's investment guidelines prescribe limitations by type of security as a percent of the total investment portfolio and all holdings were within these threshold limits. As of March 31, 2022 and December 31, 2021, the Company's available-for-sale debt securities portfolio consisted of the following classes of securities:

	March 31, 2022		December 31, 2021
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Corporate	$6,360,081	73.1	$6,700,953	73.8
Residential mortgage-backed securities	455,805	5.2	549,623	6.1
Public utilities	769,704	8.8	784,969	8.7
State and political subdivisions	483,582	5.5	505,960	5.6
U.S. agencies	31,689	0.4	44,543	0.5
Asset-backed securities	529,882	6.1	390,260	4.3
Commercial mortgage-backed	26,635	0.3	27,757	0.3
Foreign governments	56,017	0.6	62,391	0.7
U.S. Treasury	2,479	—	2,490	—

Totals	$8,715,874	100.0	$9,068,946	100.0

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

A substantial portion of the Company's investable cash flows are directed toward the purchase of long-term debt securities. The Company's investment practice has been to invest in debt securities that are investment grade, meet quality and yield objectives, and provide adequate liquidity for obligations to policyholders. Particular attention is paid to avoiding concentration in any one industry classification or in large singular credit exposures. Debt securities with intermediate maturities are targeted by the Company as they more closely match the intermediate nature of the Company's policy liabilities and provide an appropriate strategy for managing cash flows. Long-term debt securities purchased to fund National Western insurance company operations are summarized below.

	Three Months Ended March 31,	Year Ended December 31,
	2022	2021

	($ In thousands)

Cost of acquisitions	$410,109	$1,104,009
Average credit quality	A-	A-
Effective annual yield	3.52%	3.02%
Spread to treasuries	1.54%	1.31%
Effective duration	8.5 years	10.5 years

In the past several years, the Company has purchased a higher level of longer maturity debt securities to match the increased duration of its growing life insurance policy liabilities.

In addition to diversification, an important aspect of the Company's investment approach is managing the credit quality of its investment in debt securities. Thorough credit analysis is performed on potential corporate investments including examination of a company's credit and industry outlook, financial ratios and trends, and event risks. This emphasis is reflected in the high average credit rating of the Company's debt securities portfolio with 98.3%, as of March 31, 2022, held in investment grade securities. In the table below, investments in available-for-sale debt securities are classified according to credit ratings by nationally recognized statistical rating organizations.

	March 31, 2022		December 31, 2021
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

AAA	$148,437	1.7	$126,954	1.4
AA	2,327,623	26.7	2,474,572	27.3
A	1,809,324	20.8	1,861,686	20.5
BBB	4,283,492	49.1	4,452,694	49.1
BB and other below investment grade	146,998	1.7	153,040	1.7

Totals	$8,715,874	100.0	$9,068,946	100.0

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

	Available-for-Sale Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	% of Invested Assets

	(In thousands, except percentages)

March 31, 2022	$148,132	146,998	146,998	1.4%

December 31, 2021	$150,447	153,040	153,040	1.4%

As shown, the Company's percentage of below investment grade securities as of March 31, 2022 compared with the percentage at December 31, 2021 remained level in the first three months of 2022. The Company's holdings of below investment grade securities are relatively small and as a percentage of total invested assets remain low compared to industry averages.

Holdings in below investment grade securities as of March 31, 2022 are summarized below by category, including their comparable fair value as of December 31, 2021. The Company continually monitors developments in these industries for issues that may affect security valuation.

	Available-for-Sale Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	Fair Value
Industry Category	March 31, 2022	March 31, 2022	March 31, 2022	December 31, 2021

	(In thousands)

Asset-backed securities	$1,112	1,116	1,116	1,127
Oil & gas	90,547	89,914	89,914	92,775
Manufacturing	37,824	37,517	37,517	38,033
Other	18,649	18,451	18,451	18,010

Total before Allowance for credit losses	148,132	146,998	146,998	149,945

Allowance for credit losses	—	—	—	—

Totals	$148,132	146,998	146,998	149,945

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

The Company's holdings in available-for-sale debt securities provide flexibility (a) to react to market opportunities and conditions and (b) to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.

	March 31, 2022
	Fair Value	Amortized Cost	Allowance for Credit Losses	Unrealized Gains (Losses)

	(In thousands)

Debt securities available-for-sale	$8,715,874	8,809,594	—	(93,720)
Debt securities trading	1,014,904	1,076,517	—	(61,613)

Totals	$9,730,778	9,886,111	—	(155,333)

Under terms of the funds withheld reinsurance agreement, effective December 31, 2020, the Company, on behalf of the reinsurer, transferred debt securities approximating $1.7 billion to a funds withheld account. Due to the nature of the reinsurance transaction, these debt securities remained as invested assets on the Company's financial statements and were included in the available-for-sale category. In accordance with the terms of the agreement, the reinsurer, or their appointed sub-advisor, was granted investment management authority with respect to these securities following agreed upon investment guidelines defined in the reinsurance agreement. Since inception, the reinsurer has actively engaged in selling debt securities in the funds withheld account and purchasing other debt securities. The debt securities acquired by the reinsurer remain as invested assets on the Company's financial statements and have been classified as trading debt securities. The designation as trading debt securities allows the market value fluctuation of these securities to be recorded directly in the Condensed Consolidated Statements of Earnings. This results in offsetting the embedded derivative liability change due to market value fluctuations which is also recorded directly in the Condensed Consolidated Statements of Earnings.

The Company's trading debt securities portfolio consisted of the following classes of securities:

	March 31, 2022		December 31, 2021
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Corporate	$419,047	41.3	$423,778	39.4
Residential mortgage-backed securities	37,740	3.7	44,772	4.2
Public utilities	31,672	3.1	36,973	3.4
State and political subdivisions	15,218	1.5	17,487	1.6
Asset-backed securities	295,072	29.1	313,855	29.1
Commercial mortgage-backed	216,155	21.3	240,573	22.3

Totals	$1,014,904	100.0	$1,077,438	100.0

In the table below, investments in trading debt securities are classified according to credit ratings by nationally recognized statistical rating organizations.

	March 31, 2022		December 31, 2021
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

AAA	$5,837	0.6	$6,473	0.6
AA	240,231	23.7	251,507	23.3
A	193,081	19.0	207,637	19.3
BBB	535,458	52.7	573,139	53.2
BB and other below investment grade	40,297	4.0	38,682	3.6

Totals	$1,014,904	100.0	$1,077,438	100.0

The investments in the trading debt securities below investment grade are summarized below.

	Trading Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	% of Invested Assets

	(In thousands, except percentages)

March 31, 2022	$42,991	40,297	40,297	0.4%
December 31, 2021	39,470	38,682	38,682	0.4%
Mortgage Loans and Real Estate

The Company originates loans on high quality, income-producing properties such as shopping centers, freestanding retail stores, office buildings, industrial and sales or service facilities, selected apartment buildings, hotels, and health care facilities. The location of these properties is typically in major metropolitan areas that offer a potential for property value appreciation. Credit and default risk is minimized through strict underwriting guidelines and diversification of underlying property types and geographic locations. In addition to being secured by the property, mortgage loans with leases on the underlying property are often further supported by the lease payments. This approach has proved over time to result in quality mortgage loans with few defaults. Mortgage loan interest income is recognized on an accrual basis with any premium or discount amortized over the life of the loan. Prepayment and late fees are recorded on the date of collection.

The Company targets a minimum specified yield on mortgage loan investments determined by reference to currently available debt security instrument yields, plus a desired amount of incremental basis points. A low interest rate environment, along with a competitive marketplace, have resulted in fewer loan opportunities being available that meet the Company's required rate of return. Mortgage loan originations were further impeded by the COVID-19 pandemic and its effects upon the commercial real estate market. As stabilization returned to the commercial real estate market, the Company directed resources and effort towards expanding its mortgage loan investment portfolio. Mortgage loans originated by the Company totaled $26.4 million in the three months ended March 31, 2022 compared to $49.5 million for the three months ended March 31, 2021 and $183.6 million for the year ended December 31, 2021.

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

The Company held net investments in mortgage loans, after allowances for possible losses, totaling $511.0 million and $487.3 million at March 31, 2022 and December 31, 2021, respectively. The diversification of the portfolio by geographic region and by property type was as follows:

	March 31, 2022		December 31, 2021
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Geographic Region:
West South Central	$236,019	45.9	$237,644	48.5
South Atlantic	96,893	18.9	81,847	16.7
East North Central	61,234	11.9	61,397	12.6
West North Central	12,147	2.4	12,213	2.5
East South Central	20,003	3.9	20,069	4.1
Pacific	13,739	2.7	13,800	2.8
Middle Atlantic	36,297	7.0	36,296	7.4
Mountain	37,525	7.3	26,613	5.4
Gross balance	513,857	100.0	489,879	100.0

Market value adjustment	(46)	—	412	0.1
Allowance for credit losses	(2,816)	(0.6)	(2,987)	(0.6)

Totals	$510,995	99.4	$487,304	99.5

	March 31, 2022		December 31, 2021
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Property Type:
Retail	$169,277	32.9	$164,895	33.7
Office	142,152	27.7	142,824	29.2
Storage facility	78,789	15.3	73,401	15.0
Apartments	38,784	7.6	38,920	7.9
Industrial	46,225	9.0	34,212	7.0
Hotel	23,663	4.6	23,748	4.8
Land/Lots	4,598	0.9	4,597	0.9
Residential	5,046	1.0	1,905	0.4
All other	5,323	1.0	5,377	1.1
Gross balance	513,857	100.0	489,879	100.0

Market value adjustment	(46)	—	412	0.1
Allowance for credit losses	(2,816)	(0.6)	(2,987)	(0.6)

Totals	$510,995	99.4	$487,304	99.5

Included in the mortgage loan investment balance at March 31, 2022 and December 31, 2021 were mortgage loan investments made by the reinsurer under the funds withheld reinsurance agreement totaling $11.1 million and $8.5 million, respectively. Similar to trading debt securities, these loans are reported at fair market values in order to allow the market value fluctuation to be recorded directly in the Condensed Consolidated Statements of Earnings and to offset the embedded derivative liability change due to market value fluctuations.

The Company employs the Weighted Average Remaining Maturity ("WARM") method in estimating current expected credit losses with respect to mortgage loan investments. The WARM method applies publicly available data of default incidence of commercial real estate properties by several defined segmentations combined with future assumptions regarding economic conditions (i.e. GDP forecasts) both in the near term and the long term. Changes in the allowance for current expected credit losses are reported in net investment income in the Condensed Consolidated Statements of Earnings.

	Three Months Ended March 31,
	2022	2021

Mortgage Loans Allowance for Credit Losses:
Balance, beginning of the period	$2,987	2,486
Provision (release) during the period	(171)	547

Balance, end of period	$2,816	3,033

The Company's direct investments in real estate are not a significant portion of its total investment portfolio and consist primarily of income-producing properties which are being operated by a wholly owned subsidiary of National Western. The Company's real estate investments totaled approximately $28.4 million and $28.6 million at March 31, 2022 and December 31, 2021, respectively. During the three months ended March 31, 2022, the Company sold land located in Freeport, Texas and Houston, Texas for a net realized gain of $0.3 million.

The Company recognized operating income of approximately $0.7 million and $0.7 million on real estate properties in the first three months of 2022 and 2021, respectively. The Company monitors the conditions and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition.

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

The movement of interest rates and fair values of available-for-sale debt securities for the quarter ended March 31, 2022 and the year ended December 31, 2021 are reflected in the tables below.

	March 31, 2022	December 31, 2021

	(In thousands except percentages)

Available-for-Sale Debt securities - fair value	$8,715,874	9,068,946
Available-for-Sale Debt securities - amortized cost	$8,809,594	8,604,250
Fair value as a percentage of amortized cost	98.94%	105.40%
Net unrealized gain (loss) balance	$(93,720)	464,696
Ten-year U.S. Treasury bond – increase (decrease) in yield for the period	0.83%	0.59%

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

The Company's unrealized gain (loss) balance for available-for-sale and trading debt securities held at March 31, 2022 and December 31, 2021 is shown in the following table. The change in unrealized balance pertaining to debt securities available-for-sale is recorded in Other comprehensive income in the Condensed Consolidated Statements of Comprehensive Income while the change in the unrealized balance pertaining to trading debt securities is recorded in net investment income in the Condensed Consolidated Statements of Earnings.

	Net Unrealized Gain (Loss) Balance
	At March 31, 2022	At December 31, 2021	Year-to-date Change in Unrealized Balance

	(In thousands)

Debt securities available-for-sale	$(93,720)	464,696	(558,416)
Debt securities trading	(61,613)	11,331	(72,944)

Totals	$(155,333)	476,027	(631,360)

Changes in interest rates typically have a sizable effect on the fair values of the Company's debt securities. The market interest rate of the ten-year U.S. Treasury bond increased 83 basis points from 1.51% at year-end 2021 to 2.34% by the end of the first three months of 2022. Therefore the decrease in the unrealized gain balance position at December 31, 2021 is the expected portfolio value movement.

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

The Company performed detailed sensitivity analysis as of December 31, 2021, for its interest rate-sensitive assets and liabilities. The changes in market values of the Company's debt securities in the first three months of 2022 were reasonable given the expected range of results of this analysis.

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

In connection with the Company’s use of call options to hedge the equity return component of its fixed-indexed annuity and life products, the Company is exposed to the risk that a counterparty fails to perform under terms of the option contract. The Company purchases primarily one-year option contracts from multiple counterparties and evaluates the creditworthiness of all counterparties prior to the purchase of the contracts. For consideration in contracting with a counterparty, the rating required by the Company is a credit rating of “A” or higher. Accordingly, all options are purchased from nationally recognized financial institutions with a demonstrated performance for honoring their financial obligations and possessing substantial financial capacity. In addition, each counterparty is required to execute a credit support agreement obligating the counterparty to provide collateral to the Company when the fair value of the Company’s exposure to the counterparty exceeds specified amounts. Counterparty credit ratings and credit exposure are monitored continuously by National Western’s Investment Department with adjustments to collateral levels managed as incurred under the credit support agreements.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity requirements are met primarily by funds provided from operations. Premium deposits and annuity considerations, investment income, and investment maturities and prepayments are the primary sources of funds while investment purchases, policy benefits in the form of claims, and payments to policyholders and contract holders in connection with surrenders and withdrawals as well as operating expenses are the primary uses of funds. To ensure the Company will be able to pay future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed income securities. Funds are invested with the intent that the income from investments, plus proceeds from maturities, will meet the ongoing cash flow needs of the Company. The approach of matching asset and liability durations and yields requires an appropriate mix of investments. Although the Company historically has not been put in the position of having to liquidate invested assets to provide cash flow, its investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs. National Western maintains a line of credit facility of $75 million which it may access for short-term cash needs. There were no borrowings under the line of credit as of March 31, 2022. In addition, as previously reported, National Western is a member of the Federal Home Loan Bank of Dallas (FHLB) through an initial minimum required stock investment of $4.3 million. Through this membership, National Western is able to create a specified borrowing capacity based upon the amount of collateral it elects to establish. At March 31, 2022, securities in the amount of $57.5 million (fair value of $57.9 million) were pledged as collateral to the FHLB.

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

The actual amounts paid by product line in connection with surrenders and withdrawals, before reinsurance, for the three months ended March 31, 2022 and 2021, are noted in the table below.

	Three Months Ended March 31,
	2022	2021

	(In thousands)

Product Line:
Traditional Life	$3,720	4,041
Universal Life	22,464	19,349
Annuities	149,972	161,586

Total	$176,156	184,976

The above contractual withdrawals, as well as the level of surrenders experienced, and the associated cash outflows did not have an adverse impact on overall liquidity. The amounts shown includes funds withheld policyholder obligations and Ozark National cash outflows. Individual life insurance policies are typically less susceptible to withdrawal than annuity reserves and deposit liabilities because policyholders may need to undergo a new underwriting process in order to obtain a new insurance policy elsewhere. Annuity dollar outflows are generally more sensitive to economic conditions, interest rate levels, and the level of surrender charges assessed upon withdrawal or termination. Cash flow projections and tests under various market interest rate scenarios and assumptions are performed to assist in evaluating liquidity needs and adequacy. With the economic decline precipitated by the COVID-19 pandemic, Company management conducted additional liquidity scenario testing using more severe assumptions and concluded that liquid assets were more than adequate under these scenarios. Accordingly, the Company currently expects available liquidity sources and future cash flows to be more than adequate to meet the demand for funds.

Cash flows from the Company's insurance operations have historically been sufficient to meet current needs. Cash flows from operating activities were $72.7 million and $55.9 million for the three months ended March 31, 2022 and 2021, respectively. The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $295.1 million and $386.1 million for the three months ended March 31, 2022 and 2021, respectively. Operating and investing activity cash flow items could be reduced if interest rates rise at an accelerated rate in the future. Net cash inflows/(outflows) from the Company's universal life and investment annuity deposit product operations totaled $(113.1) million and $(68.5) million during the three months ended March 31, 2022 and 2021, respectively. The higher negative net outflow in the first three months of 2022 reflects a lower level of fixed-index annuity and life sales.

Capital Resources

The Company relies on stockholders' equity for its capital resources as there is no long-term debt outstanding and the Company does not anticipate the need for any long-term debt in the near future. As of March 31, 2022, the Company maintained commitments for its normal operating and investment activities.

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

As the largest subsidiary of NWLGI, National Western serves as the primary funding source for NWLGI. The capacity of National Western to pay dividends to NWLGI is limited by law in the state of Colorado to earned profits (statutory unassigned surplus). At December 31, 2021, the maximum amount legally available for distribution without further regulatory approval is $64.4 million. National Western has not paid a dividend since the year ended December 31, 2019.

It is Company practice to not enter into off-balance sheet arrangements or to issue guarantees to third parties, other than in the normal course of issuing insurance contracts. Commitments related to insurance products sold are reflected as liabilities for future policy benefits. Insurance contracts guarantee certain performances by National Western and Ozark National.

Insurance reserves are the means by which life insurance companies determine the liabilities that must be established to assure that future policy benefits are provided for and can be paid. These reserves are required by law and based upon standard actuarial methodologies to ensure fulfillment of commitments guaranteed to policyholders and their beneficiaries, even though the obligations may not be due for many years. Refer to Note 1 Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of reserving methods.

The table below summarizes future estimated cash payments under existing contractual obligations.

	Payment Due by Period
	Total	Less Than 1 Year	1 Year or More

	(In thousands)

Loan commitments	$—	—	—
Commitments for capital calls to investment funds (3)	355,559	114,486	241,073
Lease obligations	1,260	343	917
Claims payable (1)	89,069	89,069	—
Other long-term reserve liabilities reflected on the balance sheet (2)	12,579,494	1,011,335	11,568,159

Total	$13,025,382	1,215,233	11,810,149

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

The Company, through its wholly owned subsidiary Braker P III, LLC ("BP III"), owns a commercial office building for which it has entered into lease agreements with various tenants for space not occupied by the Company. Total revenues recorded pertaining to these non-Company leases for the three-month periods ended March 31, 2022 and 2021 amounted to $1.3 million and $1.3 million, respectively. Under their respective terms these leases expire at various dates from 2023 through 2026.

The table below summarizes future estimated cash receipts under all existing lease agreements, including those in addition to the BP III lease agreements discussed above.

	Estimated Cash Receipts by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

	(In thousands)

Real estate revenue	$38,737	6,523	12,195	7,567	12,452

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

Risk-Based Capital Requirements

The NAIC established risk-based capital ("RBC") standards for U.S. life insurers as well as a risk-based capital model act ("RBC Model Act"). The RBC Model Act requires that life insurers annually submit a report to state regulators regarding their RBC amounts based upon four categories of risk which are: (i) asset risk, which primarily focuses on the quality of investments; (ii) insurance risk, which encompasses mortality and morbidity risk; (iii) interest rate risk, which involves asset/liability matching issues; and (iv) other business risks. The capital requirement for each is determined by applying factors that vary based upon the degree of risk to various asset, premium, insurance in force, and policy benefit reserve items. The formula is an early warning tool used by regulators to identify potential weakly capitalized companies for purposes of initiating further regulatory action. Independent rating agencies utilize proprietary versions similar to the NAIC RBC model incorporating additional risk factors identified in their respective rating methodologies. National Western and Ozark National's current statutory capital and surplus are each substantially in excess of applicable statutory RBC requirements.

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

There were no changes in the Company's internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(e) under the Exchange Act, during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 8(A) "Legal Proceedings" of the accompanying Condensed Consolidated Financial Statements included in this Form 10-Q.

ITEM 1A. RISK FACTORS

The risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 included a discussion of the potential ramifications of natural or man-made disasters and catastrophes including pandemic disease. There have been no substantial changes relative to the risk factors disclosed in the Company's Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company maintains a limited stock buy-back program associated with its Incentive Plan which provides Option Holders the additional alternative of selling shares acquired through the exercise of stock options directly back to the Company. Purchased shares, if any, are reported in the Company's Condensed Consolidated Financial Statements as authorized and unissued. At December 31, 2021 and March 31, 2022, there were no stock options vested or unvested and outstanding under the Incentive Plan.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May yet Be Purchased Under the Plans or Programs

January 1, 2022 through January 31, 2022	—	$—	N/A	N/A
February 1, 2022 through February 28, 2022	—	$—	N/A	N/A
March 1, 2022 through March 31, 2022	—	$—	N/A	N/A

Total	—	$—	N/A	N/A

ITEM 4.  Removed and Reserved.

ITEM 6.  EXHIBITS

(a) Exhibits

Exhibit 31(a)	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	-	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL WESTERN LIFE GROUP, INC.
(Registrant)

Date:	May 10, 2022	/S/ Ross R. Moody
Ross R. Moody
Chairman of the Board, President and
Chief Executive Officer
(Authorized Officer)

Date:	May 10, 2022	/S/ Brian M. Pribyl
Brian M. Pribyl
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)
(Principal Accounting Officer)