Form 10-Q
period 2022-06-30
National Western Life Group, Inc.
filed 2022-08-09
CIK 1635984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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
Large Accelerated filer  ☐  Accelerated filer  ☒    Non-accelerated filer (Do not check if a smaller reporting company)  ☐  Smaller reporting company ☐  Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of August 5, 2022, the number of shares of Registrant's common stock outstanding was: Class A – 3,436,020 and  Class B - 200,000.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
ASSETS	June 30, 2022	December 31, 2021

Investments:
Debt securities available-for-sale, at fair value (cost: $8,723,242 and $8,604,250)	$8,160,952	9,068,946
Debt securities trading, at fair value (cost: $1,055,106 and $1,066,108)	909,647	1,077,438
Mortgage loans, net of allowance for credit losses ($2,573 and $2,987), ($18,738 and 8,469 at fair value)	511,936	487,304
Policy loans	71,443	71,286
Derivatives, index options	6,071	101,622
Equity securities, at fair value (cost: $16,351 and $16,549)	22,121	28,217
Other long-term investments	158,859	137,670

Total investments	9,841,029	10,972,483

Cash and cash equivalents	530,559	714,624
Deferred policy acquisition costs	882,537	569,839
Deferred sales inducements	122,390	78,136
Value of business acquired	149,962	154,499
Cost of reinsurance	84,175	89,686
Accrued investment income	84,920	84,394
Federal income tax receivable	16,855	—
Deferred federal income tax asset	21,245	—
Amounts recoverable from reinsurer	1,452,562	1,539,919
Other assets	116,135	126,609

Total assets	$13,302,369	14,330,189

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY	June 30, 2022	December 31, 2021

LIABILITIES:

Future policy benefits:
Universal life and annuity contracts	$8,778,832	9,003,275
Traditional life reserves	912,368	909,712
Other policyholder liabilities	142,181	134,338
Funds withheld liability	1,208,219	1,485,267
Deferred Federal income tax liability	—	101,166
Federal income tax payable	—	2,331
Other liabilities	165,220	154,409

Total liabilities	11,206,820	11,790,498

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:

Common stock:
Class A - $0.01 par value; 7,500,000 shares authorized; 3,436,020 issued and outstanding in 2022 and 2021	34	34
Class B - $0.01 par value; 200,000 shares authorized, issued, and outstanding in 2022 and 2021	2	2
Additional paid-in capital	41,716	41,716
Accumulated other comprehensive income (loss)	(295,138)	215,953
Retained earnings	2,348,935	2,281,986

Total stockholders’ equity	2,095,549	2,539,691

Total liabilities and stockholders' equity	$13,302,369	14,330,189

Note:  The Condensed Consolidated Balance Sheet at December 31, 2021 has been derived from the audited Consolidated Financial Statements as of that date.

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended June 30, 2022 and 2021
(Unaudited)
(In thousands, except per share amounts)

	2022	2021

Premiums and other revenues:
Universal life and annuity contract charges	$32,692	34,060
Traditional life premiums	21,647	22,112
Net investment income	55,474	156,544
Other revenues	5,578	6,034
Net realized investment gains:
Other net investment gains	1,766	3,415
Total net realized investment gains	1,766	3,415

Total revenues	117,157	222,165

Benefits and expenses:
Life and other policy benefits	35,177	35,904
Amortization of deferred transaction costs	27,756	25,123
Universal life and annuity contract interest	(13,801)	69,973
Other operating expenses	30,321	28,468

Total benefits and expenses	79,453	159,468

Earnings before Federal income taxes	37,704	62,697

Federal income taxes	6,939	12,798

Net earnings	$30,765	49,899

Basic earnings per share:
Class A	$8.70	$14.11
Class B	$4.35	$7.06

Diluted earnings per share:
Class A	$8.70	$14.11
Class B	$4.35	$7.06

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Six Months Ended June 30, 2022 and 2021
(Unaudited)
(In thousands, except per share amounts)

	2022	2021

Premiums and other revenues:
Universal life and annuity contract charges	$65,343	68,949
Traditional life premiums	43,980	44,696
Net investment income	125,198	322,619
Other revenues	11,375	11,448
Net realized investment gains:
Other net investment gains	5,560	4,831
Total net realized investment gains	5,560	4,831

Total revenues	251,456	452,543

Benefits and expenses:
Life and other policy benefits	77,076	73,793
Amortization of deferred transaction costs	56,772	55,112
Universal life and annuity contract interest	(28,606)	122,818
Other operating expenses	62,903	59,803

Total benefits and expenses	168,145	311,526

Earnings before Federal income taxes	83,311	141,017

Federal income taxes	16,362	28,989

Net earnings	$66,949	112,028

Basic earnings per share:
Class A	$18.93	$31.68
Class B	$9.47	$15.84

Diluted earnings per share:
Class A	$18.93	$31.68
Class B	$9.47	$15.84

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended June 30, 2022 and 2021
(Unaudited)
(In thousands)

	2022	2021

Net earnings	$30,765	49,899

Other comprehensive income (loss), net of effects of deferred costs and taxes:
Unrealized gains (losses) on available-for-sale securities:
Net unrealized holding gains (losses) arising during period	(232,914)	41,396
Reclassification adjustment for net amounts included in net earnings	(1,395)	(3,810)

Net unrealized gains (losses) on securities	(234,309)	37,586

Foreign currency translation adjustments	(22)	(71)

Benefit plans:
Amortization of net prior service cost and net gain	1,134	1,935

Other comprehensive income (loss)	(233,197)	39,450

Comprehensive income (loss)	$(202,432)	89,349

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Six Months Ended June 30, 2022 and 2021
(Unaudited)
(In thousands)

	2022	2021

Net earnings	$66,949	112,028

Other comprehensive income, net of effects of deferred costs and taxes:
Unrealized gains (losses) on available-for-sale securities:
Net unrealized holding gains (losses) arising during period	(509,523)	(110,799)
Reclassification adjustment for net amounts included in net earnings	(4,127)	(4,929)

Net unrealized gains (losses) on securities	(513,650)	(115,728)

Foreign currency translation adjustments	291	(76)

Benefit plans:
Amortization of net prior service cost and net gain	2,268	3,870

Other comprehensive income (loss)	(511,091)	(111,934)

Comprehensive income (loss)	$(444,142)	94

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended June 30, 2022 and 2021
(Unaudited)
(In thousands)

	2022	2021

Common stock:
Balance at beginning of period	$36	36

Balance at end of period	36	36

Additional paid-in capital:
Balance at beginning of period	41,716	41,716

Balance at end of period	41,716	41,716

Accumulated other comprehensive income (loss):
Unrealized gains (losses) on debt securities available-for-sale:
Balance at beginning of period	(53,121)	265,427
Change in unrealized gains (losses) during period, net of tax	(234,309)	37,586

Balance at end of period	(287,430)	303,013

Foreign currency translation adjustments:
Balance at beginning of period	5,413	5,111
Change in translation adjustments during period	(22)	(71)

Balance at end of period	5,391	5,040

Benefit plan liability adjustment:
Balance at beginning of period	(14,233)	(26,501)
Amortization of net prior service cost and net gain, net of tax	1,134	1,935

Balance at end of period	(13,099)	(24,566)

Accumulated other comprehensive income (loss) at end of period	(295,138)	283,487

Retained earnings:
Balance at beginning of period	2,318,170	2,164,706
Net earnings	30,765	49,899

Balance at end of period	2,348,935	2,214,605

Total stockholders' equity	$2,095,549	2,539,844

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY For the Six Months Ended June 30, 2022 and 2021 (Unaudited) (In thousands)

	2022	2021

Common stock:
Balance at beginning of period	$36	36

Balance at end of period	36	36

Additional paid-in capital:
Balance at beginning of period	41,716	41,716

Balance at end of period	41,716	41,716

Accumulated other comprehensive income (loss):
Unrealized gains (losses) on non-impaired securities:
Balance at beginning of period	226,220	418,741
Change in unrealized gains (losses) during period, net of tax	(513,650)	(115,728)

Balance at end of period	(287,430)	303,013

Foreign currency translation adjustments:
Balance at beginning of period	5,100	5,116
Change in translation adjustments during period	291	(76)

Balance at end of period	5,391	5,040

Benefit plan liability adjustment:
Balance at beginning of period	(15,367)	(28,436)
Amortization of net prior service cost and net loss, net of tax	2,268	3,870

Balance at end of period	(13,099)	(24,566)

Accumulated other comprehensive income (loss) at end of period	(295,138)	283,487

Retained earnings:
Balance at beginning of period	2,281,986	2,102,577
Net earnings	66,949	112,028

Balance at end of period	2,348,935	2,214,605

Total stockholders' equity	$2,095,549	2,539,844

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2022 and 2021
(Unaudited)
(In thousands)

	2022	2021

Cash flows from operating activities:
Net earnings	$66,949	112,028
Adjustments to reconcile net earnings to net cash from operating activities:
Universal life and annuity contract interest	(28,606)	122,818
Surrender charges and other policy revenues	(9,761)	(13,301)
Realized (gains) losses on investments	(5,560)	(4,831)
Accretion/amortization of discounts and premiums, investments	(1,734)	945
Depreciation and amortization	6,896	6,631
Increase (decrease) in estimated credit losses on investments	(413)	752
(Increase) decrease in value of debt securities trading	156,791	(10,271)
(Increase) decrease in value of equity securities	4,600	(3,698)
(Increase) decrease in value of derivative options	76,624	(68,190)
(Increase) decrease in deferred policy acquisition and sales inducement costs, and value of business acquired	24,380	2,876
(Increase) decrease in accrued investment income	(526)	467
(Increase) decrease in reinsurance recoverable	87,357	79,375
(Increase) decrease in cost of reinsurance	5,511	7,131
(Increase) decrease in other assets	434	(2,485)
Increase (decrease) in liabilities for future policy benefits	43,768	(95,970)
Increase (decrease) in other policyholder liabilities	7,843	(4,063)
Increase (decrease) in Federal income tax liability	(19,186)	16,438
Increase (decrease) in deferred Federal income tax	13,449	(635)
Increase (decrease) in funds withheld liability	(277,048)	(103,571)
Increase (decrease) in other liabilities	(12,479)	(36,690)

Net cash provided by operating activities	139,289	5,756

Cash flows from investing activities:
Proceeds from sales of:
Debt securities available-for-sale	39,254	1,099,043
Debt securities trading	17,183	—
Other investments	2,804	10,853
Proceeds from maturities, redemptions, and prepayments of:
Debt securities available-for-sale	565,415	782,008
Debt securities trading	69,983	8,102
Other investments	16,138	9,685
Derivatives, index options	46,412	108,397
Purchases of:
Debt securities available-for-sale	(690,390)	(928,573)

	Continued on Next Page

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) For the Six Months Ended June 30, 2022 and 2021 (Unaudited) (In thousands)

	2022	2021

Debt securities trading	(75,581)	(1,064,566)
Equity securities	(890)	(10,543)
Derivatives, index options	(26,377)	(22,483)
Other investments	(33,704)	(30,908)
Property, equipment, and other productive assets	(764)	(4,823)
Principal payments on mortgage loans	18,872	8,053
Cost of mortgage loans acquired	(44,139)	(70,308)
Decrease (increase) in policy loans	(157)	2,443
Other (increases) decreases to funds withheld	(424)	(69,377)

Net cash provided by (used in) investing activities	(96,365)	(172,997)

Cash flows from financing activities:
Deposits to account balances for universal life and annuity contracts	210,438	329,742
Return of account balances on universal life and annuity contracts	(437,626)	(347,434)
Principal payments under finance lease obligation	(169)	(197)

Net cash provided by (used in) financing activities	(227,357)	(17,889)

Effect of foreign exchange	368	(96)

Net increase (decrease) in cash, cash equivalents, and restricted cash	(184,065)	(185,226)
Cash, cash equivalents, and restricted cash at beginning of period	714,624	581,059

Cash, cash equivalents and restricted cash at end of period	$530,559	395,833

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$37	19
Income taxes	$22,138	13,085

Noncash operating activities:
Net deferral and amortization of sales inducements	$(2,213)	3,659

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position and results of operations of National Western Life Group, Inc. ("NWLGI") and its wholly owned subsidiaries (collectively, the “Company”), on a basis consistent with the prior audited consolidated financial statements, as of June 30, 2022, and for the three and six months ended June 30, 2022 and June 30, 2021. Such adjustments are of a normal recurring nature. Certain reclasses of prior year balances have been made for comparison. The results of operations for the six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year. It is recommended that these Condensed Consolidated Financial Statements be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 which is accessible free of charge through the Company's internet site at www.nwlgi.com or the Securities and Exchange Commission internet site at www.sec.gov. The Condensed Consolidated Balance Sheet at December 31, 2021 has been derived from the audited consolidated financial statements as of that date.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The table below shows the net unrealized gains and losses on available-for-sale securities that were reclassified out of accumulated other comprehensive income for the three and six months ended June 30, 2022 and June 30, 2021.

Affected Line Item in the Condensed Consolidated Statements of Earnings	Amount Reclassified From Accumulated Other Comprehensive Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)

Other net investment gains	$1,766	4,823	5,224	6,239
Earnings before Federal income taxes	1,766	4,823	5,224	6,239
Federal income taxes	371	1,013	1,097	1,310

Net earnings	$1,395	3,810	4,127	4,929

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

Accounting pronouncements adopted

In December 2019, the FASB issued ASU 2019-12 Income Taxes - Simplifying the Accounting for Income Taxes (Topic 740), which simplified various aspects of the income tax accounting guidance and is applied using different approaches depending on the specific amendment. The amendments were effective for fiscal periods beginning after December 15, 2020. Earlier adoption was permitted. The adoption of this ASU in 2021 did not have a material effect on the results of operations or financial position of the Company.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future Consolidated Financial Statements.

(3) STOCKHOLDERS' EQUITY

Robert L. Moody, Sr., through the Robert L. Moody Revocable Trust, controls 99.0% of the total outstanding shares of the Company's Class B common stock as of June 30, 2022. Holders of the Company's Class A common stock elect one-third of the Board of Directors of the Company, and holders of the Class B common stock elect the remainder. Any cash or in-kind dividends paid on each share of Class B common stock are limited to one-half of the cash or in-kind dividends paid on each share of Class A common stock. In the event of liquidation of the Company, the Class A stockholders will receive the par value of their shares; then the Class B stockholders shall receive the par value of their shares; and the remaining net assets of the Company shall be divided between the stockholders of both Class A and Class B stock based upon the number of shares held.

As the sole owner of National Western, all dividends declared by National Western are payable entirely to NWLGI and are eliminated in consolidation. National Western is restricted by state insurance laws as to dividend amounts which may be paid to stockholders without prior approval from the Colorado Division of Insurance. The restrictions are based on the lesser of statutory earnings from operations, excluding capital gains, or 10% of statutory surplus of National Western as of the previous year-end. Under these guidelines, the maximum dividend payment which may be made without prior approval in 2022 is $64.4 million. During the six months ended June 30, 2022, National Western declared and paid a $2.0 million dividend to NWLGI. National Western did not declare or pay cash dividends to NWLGI during the six months ended June 30, 2021.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Ozark National is similarly restricted under the state insurance laws of Missouri as to dividend amounts which may be paid to stockholders without prior approval to the greater of 10.0% of the statutory surplus of the company from the preceding year-end or the company's net gain from operations, excluding capital gains, from the prior calendar year. Based upon this restriction, the maximum dividend payment which may be made in 2022 without prior approval is $18.6 million. All dividends declared by Ozark National are payable entirely to NWLIC as the sole owner and are eliminated in consolidation. Ozark National did not declare or pay cash dividends to NWLIC during the six months ended June 30, 2022 and 2021.

NWLGI did not declare or pay cash dividends on its common shares during the six months ended June 30, 2022 and 2021.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended June 30,
	2022		2021
	Class A	Class B	Class A	Class B

	(In thousands except per share amounts)

Numerator for Basic and Diluted Earnings Per Share:
Net earnings	$30,765		49,899
Dividends - Class A shares	—		—
Dividends - Class B shares	—		—

Undistributed earnings	$30,765		49,899

Allocation of net earnings:
Dividends	$—	—	—	—
Allocation of undistributed earnings	29,895	870	48,488	1,411

Net earnings	$29,895	870	48,488	1,411

Denominator:
Basic earnings per share - weighted-average shares	3,436	200	3,436	200
Effect of dilutive stock options	—	—	—	—

Diluted earnings per share - adjusted weighted-average shares for assumed conversions	3,436	200	3,436	200

Basic earnings per share	$8.70	4.35	14.11	7.06

Diluted earnings per share	$8.70	4.35	14.11	7.06

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30,
	2022		2021
	Class A	Class B	Class A	Class B

	(In thousands except per share amounts)

Numerator for Basic and Diluted Earnings Per Share:
Net earnings	$66,949		112,028
Dividends - Class A shares	—		—
Dividends - Class B shares	—		—

Undistributed earnings	$66,949		112,028

Allocation of net earnings:
Dividends	$—	—	—	—
Allocation of undistributed earnings	65,056	1,893	108,860	3,168

Net earnings	$65,056	1,893	108,860	3,168

Denominator:
Basic earnings per share - weighted-average shares	3,436	200	3,436	200
Effect of dilutive stock options	—	—	—	—

Diluted earnings per share - adjusted weighted-average shares for assumed conversions	3,436	200	3,436	200

Basic earnings per share	$18.93	9.47	31.68	15.84

Diluted earnings per share	$18.93	9.47	31.68	15.84

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(In thousands)

Service cost	$33	30	66	60
Interest cost	145	131	290	263
Expected return on plan assets	(393)	(356)	(787)	(712)
Amortization of net loss	33	135	67	269

Net periodic benefit cost	$(182)	(60)	(364)	(120)

The service cost shown above for each period represents plan expenses expected to be paid out of plan assets. Under the clarified rules of the Pension Protection Act, plan expenses paid from plan assets are to be included in the plan's service cost component.

The Company's minimum required contribution for the 2022 plan year is $0.0 million. There was $0.3 million in planned contributions remaining for the 2021 plan year as of June 30, 2022. There was up to $0.3 million in planned contributions remaining for the 2022 plan year as of June 30, 2022. As of June 30, 2022, the Company has made $0.0 million in contributions to the plan for the 2021 plan year and $0.0 million in contributions to the plan for the 2022 plan year.

The components of net periodic benefit cost including service cost are reported in the line item “Other operating expenses” in the Condensed Consolidated Statements of Earnings.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
National Western also sponsors three non-qualified defined benefit pension plans. The first plan covers certain senior officers and provides benefits based on the participants' years of service and compensation. The primary pension obligations and administrative responsibilities of the plan are maintained by a pension administration firm, which is a subsidiary of American National Group, Inc. ("American National"), previously a related party. In the second quarter of 2022, American National was acquired by Brookfield Asset Management Reinsurance Partners Ltd. American National has guaranteed the payment of pension obligations under the plan. However, the Company has a contingent liability with respect to the plan should these entities be unable to meet their obligations under the existing agreements. Also, the Company has a contingent liability with respect to the plan in the event that a plan participant continues employment with National Western beyond age seventy, the aggregate average annual participant salary increases exceed 10% per year, or any additional employees become eligible to participate in the plan. If any of these conditions are met, the Company would be responsible for any additional pension obligations resulting from these items. Amendments were made to the plan to allow an additional employee to participate and to change the benefit formula for the then Chairman of the Company. As previously mentioned, these additional obligations are a liability to the Company. Effective December 31, 2004, this plan was frozen with respect to the continued accrual of benefits of the then Chairman and the then President of the Company in order to comply with law changes under the American Jobs Creation Act of 2004 ("Act").

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

The following table summarizes the components of net periodic benefit costs for the non-qualified defined benefit plans.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(In thousands)

Service cost	$259	309	519	618
Interest cost	279	260	557	521
Amortization of prior service cost	15	15	30	30
Amortization of net loss	585	1,283	1,169	2,565

Net periodic benefit cost	$1,138	1,867	2,275	3,734

As the plans are not funded, there is no expected return on plan assets shown in the net periodic benefit cost table above. The Company expects to contribute $2.0 million to these plans in 2022. As of June 30, 2022, the Company had contributed $0.9 million to the plans.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(In thousands)

Interest cost	$43	37	86	74
Amortization of net loss	52	73	104	146

Net periodic benefit cost	$95	110	190	220

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(6)SEGMENT AND OTHER OPERATING INFORMATION

The Company defines its reportable operating segments as domestic life insurance, international life insurance, annuities, and ONL & Affiliates. These segments are organized based on product types, geographic marketing areas, and business groupings. Ozark National and NIS have been combined into a separate segment given its inter-related marketing and sales approach which consists of a coordinated sale of a non-participating whole life insurance product (Ozark National) and a mutual fund investment product (NIS). A fifth category "All Others" primarily includes investments and earnings of non-operating subsidiaries as well as other remaining investments and assets not otherwise supporting specific segment operations. In accordance with GAAP guidance for segment reporting, the Company excludes or segregates realized investment gains and losses.

A summary of segment information as of June 30, 2022 and December 31, 2021 for the Condensed Consolidated Balance Sheet items and for the three and six months ended June 30, 2022 and June 30, 2021 for the Condensed Consolidated Statements of Earnings is provided below.

Condensed Consolidated Balance Sheet Items:

	June 30, 2022
	Domestic Life Insurance	International Life Insurance	Annuities	ONL & Affiliates	All Others	Totals

	(In thousands)

Deferred transaction costs	$226,309	252,411	597,292	163,052	—	1,239,064
Total segment assets	1,664,706	1,036,021	8,493,969	1,017,599	342,880	12,555,175
Future policy benefits	1,469,661	774,622	6,658,366	788,551	—	9,691,200
Other policyholder liabilities	21,174	15,646	90,927	14,434	—	142,181
Funds withheld liability	—	—	1,208,219	—	—	1,208,219

	December 31, 2021
	Domestic Life Insurance	International Life Insurance	Annuities	ONL & Affiliates	All Others	Totals

	(In thousands)

Deferred transaction costs	$150,688	152,340	423,318	165,814	—	892,160
Total segment assets	1,791,017	975,942	9,187,610	1,115,380	356,716	13,426,665
Future policy benefits	1,537,482	749,537	6,843,457	782,511	—	9,912,987
Other policyholder liabilities	20,950	14,268	82,650	16,470	—	134,338
Funds withheld liability	—	—	1,485,267	—	—	1,485,267

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidated Statements of Earnings:

	Three Months Ended June 30, 2022
	Domestic Life Insurance	International Life Insurance	Annuities	ONL & Affiliates	All Others	Totals

	(In thousands)

Premiums and contract revenues	$13,218	19,129	3,098	18,894	—	54,339
Net investment income (loss)	(5,888)	(3,156)	57,155	7,209	154	55,474
Other revenues	25	22	1,365	2,873	1,293	5,578

Total revenues	7,355	15,995	61,618	28,976	1,447	115,391

Life and other policy benefits	4,776	5,486	8,995	15,920	—	35,177
Amortization of deferred transaction costs	3,334	4,844	16,821	2,757	—	27,756
Universal life and annuity contract interest	(8,979)	(4,622)	(200)	—	—	(13,801)
Other operating expenses	6,457	4,353	12,702	5,090	1,719	30,321
Federal income taxes	322	1,106	4,261	1,044	(165)	6,568

Total expenses	5,910	11,167	42,579	24,811	1,554	86,021

Segment earnings (loss)	$1,445	4,828	19,039	4,165	(107)	29,370

	Six Months Ended June 30, 2022
	Domestic Life Insurance	International Life Insurance	Annuities	ONL & Affiliates	All Others	Totals

	(In thousands)

Premiums and contract revenues	$28,107	36,240	6,650	38,326	—	109,323
Net investment income (loss)	(8,232)	(7,403)	117,366	14,137	9,330	125,198
Other revenues	51	39	2,598	6,088	2,599	11,375

Total revenues	19,926	28,876	126,614	58,551	11,929	245,896

Life and other policy benefits	11,164	10,187	23,039	32,686	—	77,076
Amortization of deferred transaction costs	6,164	9,994	35,637	4,977	—	56,772
Universal life and annuity contract interest	(14,399)	(10,343)	(3,864)	—	—	(28,606)
Other operating expenses	13,510	9,213	26,872	10,071	3,237	62,903
Federal income taxes	678	1,911	8,741	2,172	1,692	15,194

Total expenses	17,117	20,962	90,425	49,906	4,929	183,339

Segment earnings	$2,809	7,914	36,189	8,645	7,000	62,557

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Reconciliations of segment information to the Company's Condensed Consolidated Financial Statements are provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)

Premiums and Other Revenues:
Premiums and contract revenues	$54,339	56,172	109,323	113,645
Net investment income	55,474	156,544	125,198	322,619
Other revenues	5,578	6,034	11,375	11,448
Realized gains on investments	1,766	3,415	5,560	4,831

Total condensed consolidated premiums and other revenues	$117,157	222,165	251,456	452,543

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)

Federal Income Taxes:
Total segment Federal income taxes	$6,568	12,080	15,194	27,974
Taxes on realized gains on investments	371	718	1,168	1,015

Total condensed consolidated Federal income taxes	$6,939	12,798	16,362	28,989

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)

Net Earnings:
Total segment earnings	$29,370	47,202	62,557	108,212
Realized gains on investments, net of taxes	1,395	2,697	4,392	3,816

Total condensed consolidated net earnings	$30,765	49,899	66,949	112,028

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	June 30,	December 31,
	2022	2021

	(In thousands)

Assets:
Total segment assets	$12,555,175	13,426,665
Other unallocated assets	747,194	903,524

Total condensed consolidated assets	$13,302,369	14,330,189

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

The following table shows all grants issued to officers and directors during the three and six months ended June 30, 2022 and 2021. These grants were made based upon the 20-day moving average closing market price of the Company's Class A common share at the grant date.

Three Months Ended
	June 30, 2022		June 30, 2021
	Officers	Directors	Officers	Directors

SARs	—	—	—	—
RSUs	—	3,710	—	—
PSUs	—	—	—	—

Six Months Ended
	June 30, 2022		June 30, 2021
	Officers	Directors	Officers	Directors

SARs	—	—	—	—
RSUs	—	3,710	—	—
PSUs	—	—	—	—

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The Company uses the current fair value method to measure compensation costs for awards granted under the share-based plans. As of June 30, 2022 and December 31, 2021, the liability balance was $9.3 million and $7.9 million, respectively. A summary of awards by type and related activity is detailed below.

Stock Options Outstanding
	Shares Available For Grant	Shares	Weighted- Average Exercise Price

Stock Options:
Balance at January 1, 2022	291,000	—	$—
Exercised	—	—	$—
Forfeited	—	—	$—
Expired	—	—	$—
Stock options granted	—	—	$—

Balance at June 30, 2022	291,000	—	$—

	Liability Awards
	SAR	RSU	PSU

Other Share/Unit Awards:
Balance at January 1, 2022	186,994	18,955	24,485
Exercised	(209)	(353)	(4,213)
Forfeited	(3,985)	(668)	(805)
Granted	—	3,710	—

Balance at June 30, 2022	182,800	21,644	19,467

SARs, RSUs, and PSUs shown as forfeited in the above tables represent vested and unvested awards not exercised by plan participants upon their termination from the Company in accordance with the expiration provisions of the awards.

The total intrinsic value of share-based compensation exercised and paid was $1.1 million and $2.0 million for the six months ended June 30, 2022 and 2021, respectively. The total fair value of SARs, RSUs, and PSUs vested during the six months ended June 30, 2022 and 2021 was $0.1 million and $0.0 million, respectively. No cash amounts were received from the exercise of stock options under the Plans during the periods reported.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes information about SARs outstanding at June 30, 2022.

	SARs Outstanding
	Number Outstanding	Weighted- Average Remaining Contractual Life	Number Exercisable

Exercise prices:
$210.22	22,750	1.4 years	22,750
$216.48	11,086	3.6 years	11,086
$311.16	9,295	4.5 years	9,295
$310.55	203	4.8 years	203
$334.34	8,880	5.3 years	8,880
$303.77	10,764	6.2 years	10,764
$252.91	18,444	7.3 years	12,408
$192.10	38,706	8.4 years	12,981
$218.44	62,672	9.5 years	—

Totals	182,800		88,367

Aggregate intrinsic value (in thousands)	$410		$138

The aggregate intrinsic value in the table above is based on the closing Class A stock price of $202.70 per share on June 30, 2022.

In estimating the fair value of the SARs outstanding at June 30, 2022 and December 31, 2021, the Company employed the Black-Scholes option pricing model with assumptions detailed below.

	June 30, 2022	December 31, 2021

Expected term	1.4 to 9.5 years	1.9 to 10.0 years
Expected volatility weighted-average	34.85%	35.05%
Expected dividend yield	0.18%	0.17%
Risk-free rate weighted-average	2.96%	1.01%

The Company reviewed the contractual term relative to the SARs as well as perceived future behavior patterns of exercise. Volatility is based on the Company’s historical volatility over the expected term of the SARs by expected exercise date.

The pre-tax compensation cost/(benefit) recognized in the financial statements related to these plans was $1.0 million and $2.5 million for the three and six months ended June 30, 2022, and $(0.5) million and $3.9 million for the three and six months ended June 30, 2021, respectively. The related tax expense/(benefit) recognized was $(0.2) million and $(0.5) million for the three and six months ended June 30, 2022 and $0.1 million and $(0.8) million for the three and six months ended June 30, 2021, respectively.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
As of June 30, 2022, the total pre-tax compensation expense related to non-vested share-based awards not yet recognized was $8.5 million. This amount is expected to be recognized over a weighted-average period of 1.2 years. The Company recognizes compensation cost over the graded vesting periods.

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

In April of 2019, National Western defended a two-week jury trial in which it was alleged that it committed actionable Financial Elder Abuse in its issuance of a $100,000 equity indexed annuity to the Plaintiff in the case of Williams v Pantaleoni et al, Case No. 17CV03462, Butte County California Superior Court. The Court entered an Amended Judgment on the Jury Verdict on July 27, 2019 against National Western in the amount of $14,949 for economic damages and $2.9 million in non-economic and punitive damages. National Western vigorously disputes the verdicts and the amounts awarded, and in furtherance of such, filed a Motion for Judgment Notwithstanding Jury Verdict and a Motion for New Trial, both of which were rejected by the Court. On September 9, 2019, NWLIC filed its Notice of Appeal. On November 11, 2019, the judge awarded the Plaintiff attorney’s fees in the amount of $1.26 million. Both the Plaintiff and NWLIC appealed this ruling. On June 11, 2021, the appellate court reversed the judgment and directed the trial court to enter judgment in favor of NWLIC. Plaintiff has filed an appeal with the Supreme Court of California. On September 22, 2021, the California Supreme Court granted review and transferred the case back to the appellate court with instructions to vacate its decision and reconsider its finding that Mr. Pantaleoni did not have an agency relationship with NWLIC. On March 4, 2022, the appellate court filed an opinion completely striking the award of punitive damages that had been in the amount of $2.5 million, affirming economic damages of $14,949 and non-economic damages of $420,000, and awarding Plaintiff costs on appeal. The appellate court remanded the case to the trial court to reconsider the attorney fee award of $1.26 million in light of the reversal of punitive damages. Upon petitions for rehearing separately filed by both parties, the appellate court vacated its March 4th decision. On May 10, 2022, the appellate court filed its new opinion once again completely striking the award of punitive damages that had been in the amount of $2.5 million, affirming economic damages of $14,949 and non-economic damages of $420,000, and awarding Plaintiff costs on appeal. The appellate court again remanded the case to the trial court to reconsider the attorney fee award of $1.26 million in light of the reversal of punitive damages. National Western has filed a petition for review with the California Supreme Court.

In the Form 10-Q for the period ended September 30, 2020, the Company reported that it experienced a data event in which an intruder accessed and exfiltrated certain data from the Company's network. As a result of this event, the Company reported in its Form 10-K for the year ended December 31, 2020, that it was aware of two proposed class actions filed against National Western, Mildred Baldwin, on behalf of herself and others similarly situated vs. National Western Life Insurance Company, Missouri Circuit Court for the 18th Judicial Circuit (Pettis County) filed February 16, 2021, and Douglas Dyrssen Sr., individually and on behalf of all others similarly situated vs. National Western Life Insurance Company and National Western Life Group, Inc., United States District Court for the Eastern District of California filed March 8, 2021. The parties agreed to consolidate those two proposed class actions into a single proposed class action, Mildred Baldwin, on behalf of herself and others similarly situated vs. National Western Life Insurance Company, United States District Court for the Western District of Missouri. At a mediation held on October 12, 2021, the parties agreed on preliminary terms to settle the litigation. The parties filed a Joint Notice of Settlement and Motion to Stay Deadlines with the court on October 20, 2021. The Court issued an order granting final approval of the settlement on June 16, 2022. The Company previously accrued amounts sufficient to cover the ultimate payments due under the settlement terms.

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

The Company had no commitments to fund new loans and $11.3 million commitments to extend credit relating to existing loans at June 30, 2022. The Company evaluates each customer's creditworthiness on a case-by-case basis. The Company had commitments to make capital contributions to alternative investment debt and equity funds of $355.0 million as of June 30, 2022. The Company had no commitments to extend credit relating to revolving credit facilities at June 30, 2022.

(9)INVESTMENTS

(A)Investment Gains and Losses

The Company uses the specific identification method in computing realized gains and losses. The table below presents realized gains and losses for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)

Available-for-sale debt securities:
Realized gains on disposal	$1,766	4,823	5,224	6,239
Realized losses on disposal	—	—	—	—
Real estate gains (losses)	—	(1,407)	336	(1,407)
Other	—	(1)	—	(1)

Totals	$1,766	3,415	5,560	4,831

For the three months ended June 30, 2022 and 2021 the percentage of total gains on bonds due to the call of securities was 77.7% and 100.0%, respectively. For the six months ended June 30, 2022 and 2021 the percentage of total gains on bonds due to the call of securities was 92.5% and 100.0%, respectively.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(B)Debt Securities

The table below presents amortized costs and fair values of debt securities available-for-sale at June 30, 2022.

	Debt Securities Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses

	(In thousands)

U.S. agencies	$31,289	23	(90)	31,222	—
U.S. Treasury	1,807	—	(4)	1,803	—
States and political subdivisions	491,283	1,917	(43,637)	449,563	—
Foreign governments	62,973	1	(14,439)	48,535	—
Public utilities	739,559	576	(44,322)	695,813	—
Corporate	6,372,616	4,734	(403,546)	5,973,804	—
Commercial mortgage-backed	26,994	—	(932)	26,062	—
Residential mortgage-backed	382,814	1,877	(5,813)	378,878	—
Asset-backed	613,907	24	(58,659)	555,272	—

Totals	$8,723,242	9,152	(571,442)	8,160,952	—

The table below presents amortized costs and fair values of debt securities available-for-sale at December 31, 2021.

	Debt Securities Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses

	(In thousands)

U.S. agencies	$43,472	1,071	—	44,543	—
U.S. Treasury	2,469	21	—	2,490	—
States and political subdivisions	479,148	27,733	(921)	505,960	—
Foreign governments	62,979	293	(881)	62,391	—
Public utilities	745,359	39,919	(309)	784,969	—
Corporate	6,322,471	391,287	(12,805)	6,700,953	—
Commercial mortgage-backed	27,016	741	—	27,757	—
Residential mortgage-backed	530,702	18,921	—	549,623	—
Asset-backed	390,634	2,123	(2,497)	390,260	—

Totals	$8,604,250	482,109	(17,413)	9,068,946	—

Unrealized losses for debt securities available-for-sale increased at June 30, 2022 from comparable balances at December 31, 2021 primarily due to increases in interest rate levels during the period.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Debt securities balances at June 30, 2022 and December 31, 2021 include Ozark National holdings of $709.3 million and $823.0 million, respectively, in available-for-sale. As part of the acquisition effective January 31, 2019 the Company employed purchase accounting procedures in accordance with GAAP which revalued the acquired investment portfolio to their fair values as of the date of the acquisition. These fair values became the book values for Ozark National from that point going forward. Accordingly, unrealized gains and losses for the Ozark National debt securities represent the changes subsequent to the purchase accounting book values established at the acquisition.

The following table shows the gross unrealized losses and fair values of the Company's available-for-sale debt securities by investment category and length of time the individual securities have been in a continuous unrealized loss position at June 30, 2022.

	Debt Securities Available-for-Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In thousands)

U.S. agencies	$21,185	(90)	—	—	21,185	(90)
U.S. Treasury	1,803	(4)	—	—	1,803	(4)
States and political subdivisions	317,551	(40,145)	12,753	(3,492)	330,304	(43,637)
Foreign governments	41,847	(12,197)	5,599	(2,242)	47,446	(14,439)
Public utilities	553,099	(44,157)	476	(165)	553,575	(44,322)
Corporate	4,762,723	(336,373)	232,011	(67,173)	4,994,734	(403,546)
Commercial mortgage-backed	26,062	(932)	—	—	26,062	(932)
Residential mortgage-backed	240,379	(5,813)	—	—	240,379	(5,813)
Asset-backed	506,435	(57,208)	13,871	(1,451)	520,306	(58,659)

Totals	$6,471,084	(496,919)	264,710	(74,523)	6,735,794	(571,442)

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Debt securities. The gross unrealized losses for debt securities are made up of 930 individual issues, or 76.6% of the total debt securities held available-for-sale by the Company at June 30, 2022. The market value of these bonds as a percent of amortized cost approximates 92.2%. Of the 930 securities, 37, or 4.0%, fall in the 12 months or greater aging category and 914 were rated investment grade at June 30, 2022.

The amortized cost and fair value of investments in debt securities available-for-sale at June 30, 2022, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Debt Securities Available-for-Sale
	Amortized Cost	Fair Value

	(In thousands)

Due in 1 year or less	$47,535	47,549
Due after 1 year through 5 years	3,008,773	2,980,577
Due after 5 years through 10 years	2,269,752	2,127,532
Due after 10 years	2,373,467	2,045,082
	7,699,527	7,200,740

Mortgage and asset-backed securities	1,023,715	960,212

Totals before allowance for credit losses	8,723,242	8,160,952

Allowance for credit losses	—	—

Totals	$8,723,242	8,160,952

The Company determines current expected credit losses for available-for-sale debt securities when fair value is less than amortized cost, interest payments are missed, and the security is experiencing credit issues. Provisions to and releases from the allowance for credit losses are recorded in net investment income in the Condensed Consolidated Statements of Earnings. Based on its review, the Company determined none of these investments required an allowance for credit loss at June 30, 2022 or 2021. The Company's operating procedures include monitoring the investment portfolio on an ongoing basis for any changes in issuer facts and circumstances that might lead to future need for a credit loss allowance.

(C)Transfer of Securities

During the three and six months ended June 30, 2022 and 2021, the Company made no transfers between debt securities available-for-sale and trading. The Company does not classify any debt securities as held-to-maturity.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company targets a minimum specified yield on mortgage loan investments determined by reference to currently available debt security instrument yields plus a desired amount of incremental basis points. Over the past several years, a low interest rate environment and a competitive marketplace have resulted in fewer loan opportunities being available that met the Company's required rate of return. Mortgage loan originations were further impeded by the COVID-19 pandemic and its effects upon the commercial real estate market. As stabilization returned to the commercial real estate market, the Company directed resources and effort towards expanding its mortgage loan investment portfolio. In the first six months of 2022, the rapid rise in interest rate levels has caused potential mortgage loan opportunities to fall outside the Company's underwriting criteria resulting in a lower level of originations. Mortgage loans originated by the Company totaled $44.1 million in the six months ended June 30, 2022 compared with $70.3 million in the six months ended June 30, 2021 and $183.6 million in the year ended December 31, 2021.

Loans in foreclosure, loans considered impaired or loans past due 90 days or more are placed on a non-accrual status. If a mortgage loan is determined to be on non-accrual status, the mortgage loan does not accrue any revenue into the Condensed Consolidated Statements of Earnings. The loan is independently monitored and evaluated as to potential impairment or foreclosure. If delinquent payments are made and the loan is brought current, then the Company returns the loan to active status and accrues income accordingly. The Company had no mortgage loans past due 90 days or more at June 30, 2022 or 2021 and as a result all interest income was recognized at June 30, 2022 and 2021.

Included in the mortgage loan investment balance at June 30, 2022 and December 31, 2021 are mortgage loan investments made by the reinsurer under the funds withheld reinsurance agreement totaling $18.7 million and $8.5 million, respectively. Similar to trading debt securities, these loans are reported at fair market values in order to allow the market value fluctuation to be recorded directly in the Condensed Consolidated Statements of Earnings and to offset the embedded derivative liability change due to market value fluctuations.

The following table represents the mortgage loan portfolio by loan-to-value ratio.

	June 30, 2022		December 31, 2021
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Loan-to-Value Ratio (1):
Less than 50%	$116,614	22.6	$100,806	20.6
50% to 60%	140,427	27.3	128,191	26.2
60% to 70%	225,199	43.7	202,670	41.3
70% to 80%	32,985	6.4	58,212	11.9
Gross balance	515,225	100.0	489,879	100.0

Market value adjustment	(716)	(0.1)	412	0.1
Allowance for credit losses	(2,573)	(0.5)	(2,987)	(0.6)

Totals	$511,936	99.4	$487,304	99.5

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

The following table represents the mortgage loan allowance for credit losses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)

Balance, beginning of the period	$2,816	3,033	2,987	2,486
Provision (release) during the period	(243)	205	(414)	752

Total ending allowance for credit losses	$2,573	3,238	2,573	3,238

The Company's direct investments in real estate are reported in Other long-term investments in the Consolidated Balance Sheets. These amounts are not a significant portion of the total investment portfolio and totaled approximately $28.2 million and $28.6 million at June 30, 2022 and December 31, 2021, respectively. This consists primarily of income-producing properties which are being operated by a wholly owned subsidiary of National Western. The Company recognized operating income on real estate properties of approximately $1.5 million and $1.4 million for the first six months of 2022 and 2021, respectively.

Net real estate gains for the six months ended June 30, 2022, are related to the sale of land located in Freeport, Texas and Houston, Texas which generated a net realized gain of $0.3 million.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables set forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of the date indicated:

	June 30, 2022
	Total	Level 1	Level 2	Level 3

	(In thousands)

Debt securities, available-for-sale	$8,160,952	—	7,786,995	373,957
Debt securities, trading	909,647	—	809,878	99,769
Equity securities	22,121	18,433	3,688	—
Mortgage loans	18,738	—	—	18,738
Derivatives, index options	6,071	—	—	6,071

Total assets	$9,117,529	18,433	8,600,561	498,535

Policyholder account balances (a)	$45,342	—	—	45,342
Other liabilities (b)	(261,282)	—	(264,080)	2,798

Total liabilities	$(215,940)	—	(264,080)	48,140

During the three and six months ended June 30, 2022, the Company made no transfers from Level 2 to Level 3 for debt securities available-for-sale. During the three months ended June 30, 2022, the Company made no transfers from Level 2 to Level 3 for liabilities. During the six months ended June 30, 2022, a portion of the funds withheld embedded derivative liability was reclassified from Level 2 into Level 3 due to the presence of unobservable inputs in its valuation.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present, by pricing source and fair value hierarchy level, the Company's assets that are measured at fair value on a recurring basis:

	June 30, 2022
	Total	Level 1	Level 2	Level 3

	(In thousands)

Debt securities, available-for-sale:
Priced by third-party vendors	$8,115,980	—	7,786,995	328,985
Priced internally	44,972	—	—	44,972
Subtotal	8,160,952	—	7,786,995	373,957

Debt securities, trading:
Priced by third-party vendors	909,647	—	809,878	99,769
Priced internally	—	—	—	—
Subtotal	909,647	—	809,878	99,769

Equity securities:
Priced by third-party vendors	22,121	18,433	3,688	—
Priced internally	—	—	—	—
Subtotal	22,121	18,433	3,688	—

Mortgage loans:
Priced by third-party vendors	—	—	—	—
Priced internally	18,738	—	—	18,738
Subtotal	18,738	—	—	18,738

Derivatives, index options:
Priced by third-party vendors	6,071	—	—	6,071
Priced internally	—	—	—	—
Subtotal	6,071	—	—	6,071

Total	$9,117,529	18,433	8,600,561	498,535

Percent of total	100.0%	0.2%	94.3%	5.5%

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

	Three Months Ended June 30, 2022
	Assets
	Debt Securities, Available-for-Sale	Trading Securities	Derivatives, Index Options	Mortgage Loans	Total Assets

	(In thousands)

Beginning balance, April 1, 2022	$338,201	101,504	44,861	11,120	495,686
Total realized and unrealized gains (losses):
Included in net earnings	—	(3,235)	(38,425)	(670)	(42,330)
Included in other comprehensive income (loss)	(15,689)	—	—	—	(15,689)
Purchases, sales, issuances and settlements, net:
Purchases	57,979	1,500	13,800	8,319	81,598
Sales	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	(6,534)	—	(14,165)	(31)	(20,730)
Transfers into (out of) Level 3	—	—	—	—	—

Balance at end of period	$373,957	99,769	6,071	18,738	498,535

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets/liabilities held at the end of the reporting period:
Net investment income	$—	(3,235)	(26,975)	(670)	(30,880)
Benefits and expenses	—	—	—	—	—

Total	$—	(3,235)	(26,975)	(670)	(30,880)

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended June 30, 2022
	Other Liabilities
	Embedded Derivative on Funds Withheld Liability	Policyholder Account Balances	Share-based Comp	Total Other Liabilities

	(In thousands)

Beginning balance, April 1, 2022	$(2,636)	84,894	8,444	90,702
Total realized and unrealized gains (losses):
Included in net earnings	(3,898)	(39,187)	936	(42,149)
Included in other comprehensive income (loss)	—	—	—	—
Purchases, sales, issuances and settlements, net:
Purchases	—	13,800	—	13,800
Sales	—	—	—	—
Issuances	—	—	29	29
Settlements	—	(14,165)	(77)	(14,242)
Transfers into (out of) Level 3	—	—	—	—

Balance at end of period	$(6,534)	45,342	9,332	48,140

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets/liabilities held at the end of the reporting period:
Net investment income	$(3,898)	—	—	(3,898)
Benefits and expenses	—	(26,975)	936	(26,039)

Total	$(3,898)	(26,975)	936	(29,937)

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

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets/liabilities held at the end of the reporting period:
Net investment income	$24,767	35	24,802	—	—	—
Benefits and expenses	—	—	—	24,767	(461)	24,306

Total	$24,767	35	24,802	24,767	(461)	24,306

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30, 2022
	Assets
	Debt Securities, Available-for-Sale	Trading Securities	Derivatives, Index Options	Mortgage Loans	Total Assets

	(In thousands)

Beginning balance, January 1, 2022	$326,962	74,822	101,622	8,469	511,875
Total realized and unrealized gains (losses):
Included in net earnings	—	(6,603)	(76,624)	(1,128)	(84,355)
Included in other comprehensive income (loss)	(30,693)	—	—	—	(30,693)
Purchases, sales, issuances and settlements, net:
Purchases	95,984	31,550	26,257	11,459	165,250
Sales	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	(18,296)	—	(45,184)	(62)	(63,542)
Transfers into (out of) Level 3	—	—	—	—	—

Balance at end of period	$373,957	99,769	6,071	18,738	498,535

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets/liabilities held at the end of the reporting period:
Net investment income	$—	(6,603)	(59,382)	(1,128)	(67,113)
Benefits and expenses	—	—	—	—	—

Total	$—	(6,603)	(59,382)	(1,128)	(67,113)

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30, 2022
	Other Liabilities
	Embedded Derivative on Funds Withheld Liability	Policyholder Account Balances	Share-based Comp	Total Other Liabilities

	(In thousands)

Beginning balance, January 1, 2022	$—	142,761	7,869	150,630
Total realized and unrealized gains (losses):
Included in net earnings	(7,703)	(78,492)	2,511	(83,684)
Included in other comprehensive income (loss)	—	—	—	—
Purchases, sales, issuances and settlements, net:
Purchases	—	26,257	—	26,257
Sales	—	—	—	—
Issuances	—	—	29	29
Settlements	—	(45,184)	(1,077)	(46,261)
Transfers into (out of) Level 3	1,169	—	—	1,169

Balance at end of period	(6,534)	45,342	9,332	48,140

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets/liabilities held at the end of the reporting period:
Net investment income	$(7,703)	—	—	(7,703)
Benefits and expenses	—	(59,382)	2,511	(56,871)

Total	$(7,703)	(59,382)	2,511	(64,574)

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

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets/liabilities held at the end of the reporting period:
Net investment income	$51,361	35	51,396	—	—	—
Benefits and expenses	—	—	—	51,361	3,917	55,278

Total	$51,361	35	51,396	51,361	3,917	55,278

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the valuation method for financial assets and liabilities categorized as level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

	June 30, 2022
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

	(In thousands)

Assets:
Debt securities available-for-sale	$44,972	Discounted cash flows	Discount rate	2.76% - 6.14% (4.58%)
Derivatives, index options	6,071	Broker prices	Implied volatility	12.07% - 18.40% (15.92%)
Mortgage loans	18,738	Discounted cash flows	Spread	175 - 275 bps

Total assets	$69,781

Liabilities:
Policyholder account balances	$45,342	Deterministic cash flow model	Projected option cost	0.00% - 4.63% (0.16%)
Share-based compensation	9,332	Black-Scholes model	Expected term	1.4 to 9.5 years
			Expected volatility	34.85%

Total liabilities	$54,674

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	December 31, 2021
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(In thousands)

Assets:
Debt securities available-for-sale	$113,268	Discounted cash flows	Discount rate	2.40% - 6.14% (4.06%)
Derivatives, index options	101,622	Broker prices	Implied volatility	11.76% - 16.54% (14.55%)
Mortgage loans	8,469	Discounted cash flows	Spread	100 - 250 bps

Total assets	$223,359

Liabilities:
Policyholder account balances	$142,761	Deterministic cash flow model	Projected option cost	0.03% - 14.49% (2.65%)
Share-based compensation	7,869	Black-Scholes model	Expected term	1.9 to 10.0 years
			Expected volatility	35.05%
Total liabilities	$150,630

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The carrying amounts and fair values of the Company's financial instruments are as follows:

	June 30, 2022
			Fair Value Hierarchy Level
	Carrying Values	Fair Values	Level 1	Level 2	Level 3

	(In thousands)
ASSETS
Debt securities, available-for-sale	$8,160,952	8,160,952	—	7,786,995	373,957
Debt securities, trading	909,647	909,647	—	809,878	99,769
Cash and cash equivalents	530,559	530,559	530,559	—	—
Mortgage loans	511,936	483,367	—	—	483,367
Real estate	28,242	48,077	—	—	48,077
Policy loans	71,443	94,526	—	—	94,526
Other loans	21,652	22,688	—	—	22,688
Derivatives, index options	6,071	6,071	—	—	6,071
Equity securities	22,121	22,121	18,433	3,688	—
Life interest in Libbie Shearn Moody Trust	8,254	12,775	—	—	12,775
Other investments	4,513	26,192	—	—	26,192

LIABILITIES
Deferred annuity contracts	$6,287,489	5,002,438	—	—	5,002,438
Immediate annuity and supplemental contracts	411,053	410,039	—	—	410,039

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The tables below present the fair value of derivative instruments as of June 30, 2022 and December 31, 2021, respectively.

	June 30, 2022
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments

Equity index options	Derivatives, Index Options	$6,071

Fixed-index products			Universal life and annuity contracts	$45,342
Embedded derivative on reinsurance contract			Funds withheld liability	(270,614)

Total		$6,071		$(225,272)

	December 31, 2021
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments

Equity index options	Derivatives, Index Options	$101,622

Fixed-index products			Universal life and annuity contracts	$142,761
Embedded derivative on reinsurance contract			Funds withheld liability	(84,725)

Total		$101,622		$58,036

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The table below presents the effect of derivative instruments in the Condensed Consolidated Statements of Earnings for the three months ended June 30, 2022 and 2021.

		June 30, 2022	June 30, 2021
Derivatives Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized In Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		(In thousands)

Equity index options	Net investment income	$(38,425)	40,166

Fixed-index products	Universal life and annuity contract interest	39,187	(48,819)
Embedded derivative on reinsurance contract	Net investment income	94,984	1,970

		$95,746	(6,683)

The table below presents the effect of derivative instruments in the Condensed Consolidated Statements of Earnings for the six months ended June 30, 2022 and 2021.

		June 30, 2022	June 30, 2021
Derivatives Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized In Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		(In thousands)

Equity index options	Net investment income	$(76,623)	68,190

Fixed-index products	Universal life and annuity contract interest	78,491	(80,085)
Embedded derivative on reinsurance contract	Net investment income	185,889	72,340

		$187,757	60,445

The embedded derivative liability on fixed-index products, the change of which is recorded in universal life and annuity contract interest in the Condensed Consolidated Statements of Earnings, includes projected interest credits that are offset by the expected collectability by the Company of asset management fees on fixed-index products. The anticipated asset management fees to be collected increases or decreases based upon the most recent performance of index options and adds to or reduces the offset applied to the embedded derivative liability (increasing or decreasing contract interest expense). For the three months ended June 30, 2022 and 2021, the change in the embedded derivative liability due to the expected collectability of asset management fees increased contract interest expense by $0.0 million and $2.1 million, respectively. For the six months ended June 30, 2022 and 2021, the change in the embedded derivative liability due to the expected collectability of asset management fees increased/(decreased) contract interest expense by $0.0 million and $6.5 million, respectively.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Beginning in the second quarter of 2020, the Company changed its budget for purchasing these options to match the collection of asset management fees with the payoff from out-of-the-money options, thereby removing the option premium that was previously being paid for the probability or expectation of collecting asset management fees ("out-of-the-money" hedging). Consequently, for annuity products having asset management fee features the remaining one year options purchased under the prior method expired and were replaced by out-of-the-money hedges as of June 30, 2021. Accordingly, the embedded derivative liability component due to the projected collectability of asset management fees no longer exists in 2022.

(12) INTANGIBLES, VALUE OF BUSINESS ACQUIRED, AND GOODWILL

Identifiable Intangible Assets

The gross carrying amounts and accumulated amortization for intangible assets are as follows for the dates shown.

		June 30, 2022		December 31, 2021
	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

		(In thousands)

Trademarks/trade names	15	$2,800	(638)	2,800	(545)
Internally developed software	7	3,800	(1,855)	3,800	(1,583)
Insurance licenses	N/A	3,000	—	3,000	—

		$9,600	(2,493)	9,600	(2,128)

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

As of June 30, 2022, expected amortization expense relating to purchased intangible assets for each of the next 5 years and thereafter is as follows:

Expected Amortization
(In thousands)
Remainder of 2022	$365
2023	729
2024	729
2025	730
2026	232
Thereafter	1,322

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

	June 30,	December 31,
	2022	2021

	(In thousands)

Balance, beginning of year	$154,499	162,968
Amortization:
Amortization, excluding unlocking	(4,537)	(8,469)

Balance as of end of period	$149,962	154,499

Estimated future amortization of VOBA, net of interest (in thousands), as of June 30, 2022, is as follows:

Expected Amortization
(In thousands)

Remainder of 2022	$4,234
2023	8,117
2024	7,789
2025	7,587
2026	7,436

Goodwill
The changes in the carrying amount of goodwill (in thousands) were as follows:

	June 30,	December 31,
	2022	2021

	(In thousands)

Gross goodwill as of beginning of year	$13,864	13,864
Goodwill resulting from business acquisition	—	—
Gross goodwill, before impairments	13,864	13,864
Accumulated impairment as of beginning of year	—	—
Current year impairments	—	—

Net goodwill as of end of period	$13,864	13,864
Goodwill is evaluated for impairment annually, or more frequently if indicators of impairment arise.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(13) SUBSEQUENT EVENTS

On July 27, 2022, National Western entered into a Funds Withheld Coinsurance Agreement (the “Agreement”) with Aspida Life Re Ltd. (“Aspida"), a reinsurer organized under the Laws of Bermuda. Pursuant to the Agreement, the Company agreed to cede, on a coinsurance with funds withheld basis, a specified quota share of certain liabilities pertaining to an in-force block of annuity contracts issued by the Company before July 1, 2022. The amount of statutory reserve liabilities ceded by the Company to Aspida under the Agreement approximates $250.0 million. In addition, pursuant to the Agreement, the Company has agreed to cede, on a coinsurance with funds withheld basis, a specified quota share of certain annuity contracts issued or to be issued by the Company on or after July 1, 2022.

As consideration for Aspida’s agreement to provide reinsurance pursuant to the Agreement, the Company transferred into a funds withheld account permitted assets approximating the statutory reserve liabilities ceded to Aspida. In accordance with the Agreement and in order to provide additional security for Aspida’s obligations under the Agreement, the parties will establish a trust account for the benefit of the Company in which Aspida will maintain certain assets and grant the Company a first priority security interest in such assets.

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

Management's discussion and analysis of the financial condition and results of operations (“MD&A”) of National Western Life Group, Inc. ("NWLGI") for the three and six months ended June 30, 2022 follows. Where appropriate, discussion specific to the insurance operations of National Western Life Insurance Company is denoted by "National Western" or "NWLIC". This discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related notes beginning on page 3 of this report and with the 2021 Annual Report filed on Form 10-K with the SEC.

Overview

National Western provides life insurance products for the savings and protection needs of policyholders and annuity contracts for the asset accumulation and retirement needs of contract holders. The Company accepts funds from policyholders or contract holders and establishes a liability representing future obligations to pay the policy or contract holders and their beneficiaries. To ensure the Company will be able to pay these future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed income securities. National Western maintains its home office in Austin, Texas where substantially all of its 273 employees at June 30, 2022 are located.

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

The Company monitors these factors continually as key business indicators. The discussion that follows in this Item 2 includes these indicators and presents information useful to an overall understanding of the Company's business performance for the six months ended June 30, 2022, incorporating required disclosures in accordance with the rules and regulations of the SEC.

Insurance Operations - Domestic

National Western is currently licensed to do business in all states, except New York, and the District of Columbia. Products marketed are annuities, universal life insurance, fixed-index universal life, and traditional life insurance, which include both term and whole life products. Domestic sales in terms of premium levels have historically been more heavily weighted toward annuities. Most of these annuities can be sold either as tax qualified or non-qualified products. More recently, a greater proportion of sales activity has been derived from single premium life insurance products, predominantly those with an equity-index crediting mechanism. Presently, nearly all of National Western's domestic life premium sales come from single premium life products. At June 30, 2022, National Western maintained approximately 102,840 annuity contracts in force and 45,480 domestic life insurance policies in force representing $3.7 billion in face amount of coverage.

National Western markets and distributes its domestic products primarily through independent national marketing organizations ("NMOs"). These NMOs assist the Company in recruiting, contracting, and managing independent agents. National Western's agents are independent contractors who are compensated on a commission basis. It currently has approximately 30,190 domestic independent agent contracts.

Effective January 31, 2019, the Company acquired Ozark National Life Insurance Company ("Ozark National") and N.I.S. Financial Services, Inc. ("NIS"). All of the outstanding stock of Ozark National is owned by National Western while NIS is wholly owned by NWLGI. Although reported separately for segment disclosure purposes, domestic insurance operations include the activities of Ozark National. Ozark National is a Missouri domiciled, stock life insurance company currently licensed to conduct business in thirty states. Organized and incorporated in 1964, its largest markets by state are Missouri, Iowa, Minnesota, Nebraska, and Kansas. Ozark National utilizes a unique distribution system to market its flagship Balanced Program which consists of a coordinated sale of a non-participating whole life insurance product with a mutual fund investment product offered through NIS, its affiliated broker-dealer. Due to Ozark National's coordinated sale, their agents hold a securities license in addition to an insurance license. At June 30, 2022, Ozark National maintained 173,630 life insurance policies in force representing $5.8 billion in face amount of coverage. It maintains its home office facility in Kansas City, Missouri along with NIS where most of their combined employees are located.

Insurance Operations - International

National Western's international operations consists of a closed block of in force policies. The Company had progressively discontinued accepting applications from various countries ultimately ceasing applications for new policies from all remaining countries in 2018. At June 30, 2022, National Western had approximately 39,310 international life insurance policies in force representing $10.8 billion in face amount of coverage. The Company did not conduct business or maintain offices or employees in any other country, but historically did accept applications at its home office in Austin, Texas, and issued policies from there to foreign nationals in upper socioeconomic classes of other countries. Insurance products, issued primarily to residents of countries in South America, consisted almost entirely of universal life and traditional life insurance products not available in the local markets.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(In thousands)

Single premium life	$37,515	52,522	75,219	104,446
Traditional life	1,007	1,086	1,941	1,933
Universal life	1	—	1	—

Totals	$38,523	53,608	77,161	106,379
Life insurance sales, as measured by total and annualized first year premiums, decreased (29)% in the second quarter of 2022 as compared to the second quarter of 2021 reflecting a pullback in consumer spending in the current period. Sales for the three months ended June 30, 2022, included $1.0 million from Ozark National, slightly below the $1.1 million reported in the second quarter of 2021, representing their traditional life sales activity. Ozark National's business model, which is heavily dependent upon in person contact for agent recruiting and obtaining applications for coverage from prospective policyholders, has been steadily recovering from the disruption of the pandemic effects upon its business. For the six months ended June 30, 2022, total life insurance sales decreased (27)% from the level in 2021. Included in these six month amounts were $1.9 million in sales from Ozark National in both 2022 and 2021.

National Western's life insurance product portfolio includes single premium universal life ("SPUL") and equity-index universal life ("EIUL") products as well as hybrids of the EIUL and SPUL products, combining features of these core products. Equity-index universal life products have been the predominant product sold in the domestic life market for a number of years. Most of these sales are single premium mode products (one year, five year, or ten year) designed for transferring accumulated wealth tax efficiently into life insurance policies with limited underwriting due to lesser net insurance amounts at risk (face amount of the insurance policy less cash premium contributed). These products were designed targeting the accumulated savings of the segment of the population entering their retirement years. The wealth transfer life products have been valuable offerings for the Company's distributors as evidenced by their comprising over 97% of total life sales in the first six months of 2022.
The average new policy face amounts, excluding insurance riders, since 2018 are as shown in the following table.

	Average New Policy Face Amount
	NWLIC Domestic	Ozark National	NWLIC International

Year ended December 31, 2018	162,600	—	290,900
Year ended December 31, 2019	179,900	45,200	—
Year ended December 31, 2020	209,900	46,230	—
Year ended December 31, 2021	221,300	47,620	—
Six Months Ended June 30, 2022	216,500	47,050	—

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

The table below sets forth information regarding life insurance in force for each date presented.

	Insurance In Force as of
	June 30,	December 31,
	2022	2021

	($ in thousands)

National Western

Universal life:
Number of policies	27,504	28,640
Face amounts	$3,794,547	3,966,160

Traditional life:
Number of policies	23,557	24,500
Face amounts	$2,177,608	2,257,490

Fixed-index life:
Number of policies	33,730	34,200
Face amounts	$8,570,559	8,772,280

Total life insurance:
Number of policies	84,791	87,340
Face amounts	$14,542,714	14,995,930

Ozark National

Total life insurance (all traditional):
Number of policies	173,626	175,610
Face amounts	$5,802,101	5,892,500

At June 30, 2022, National Western’s face amount of life insurance in force was comprised of $10.8 billion from the international line of business and $3.7 billion from the domestic line of business. At December 31, 2021, these amounts were $11.3 billion and $3.7 billion for the international and domestic lines of business, respectively.

Annuities

The following table sets forth information regarding the Company's annuity sales activity as measured by single and annualized first year premiums. Similar to life insurance sales, these figures are considered a non-GAAP financial measure but are shown in accordance with industry practice and depict the Company's sales productivity.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)

Fixed-index annuities	$70,481	113,887	155,965	230,824
Other deferred annuities	228	341	1,353	1,957
Immediate annuities	652	3,700	2,398	14,080

Totals	$71,361	117,928	159,716	246,861

Annuity sales decreased (39)% in the second quarter of 2022 compared to 2021 and were (35)% lower in the six months ended June 30, 2022 relative to the comparable period of 2021. Sales activity in the first half of 2022 was dampened by current economic conditions, including increasing inflation and expectations for rising interest rates, in combination with competitor product pricing adjustments which were more attractive than the Company's product offerings. In addition, 2021 sales activity reflects expansion of sales in conjunction with an overall increase in market demand as the economy emerged from the COVID-19 constraints present in 2020.

The Company's mix of annuity sales has historically shifted with interest rate levels and the relative performance of the equity market. With the decline in interest rates subsequent to the subprime crisis, fixed-index products have comprised the majority of annuity sales, generally accounting for 90% or more of all annuity sales over this span. During the first six months of 2022, this percentage approximated 98% reflecting the ongoing narrative of historically low levels in interest rates and the overall continuing upward trend in equities. For all fixed-index products, the Company purchases over the counter call options to hedge the equity return feature. The options are purchased relative to the issuance of the annuity contracts in such a manner to minimize timing risk. Generally, the index return during the indexing period (if the underlying index increases) becomes a component in a formula (set forth in the annuity), the result of which is credited as interest to contract holders electing the index formula crediting method at the beginning of the indexing period. The formula result can never be less than zero with these products. The Company does not deliberately mismatch or under hedge for the equity feature of the products. Fixed-index products also provide the contract holder the alternative to elect a fixed interest rate crediting option.

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

	Annuities In Force as of
	June 30,	December 31,
	2022	2021

	($ in thousands)

Fixed-index annuities:
Number of policies	63,373	64,860
GAAP annuity reserves	$5,013,171	5,151,890

Other deferred annuities:
Number of policies	28,883	30,260
GAAP annuity reserves	$1,061,281	1,119,207

Immediate annuities:
Number of policies	10,584	10,930
GAAP annuity reserves	$367,915	376,667

Total annuities:
Number of policies	102,840	106,050
GAAP annuity reserves	$6,442,367	6,647,764

Impact of Recent Business Environment

The Company's business is generally aided by an economic environment experiencing growth, whether moderate or vibrant, characterized by improving employment data and increases in personal income. Important metrics indicating sustained economic growth over the longer term principally revolve around employment and confidence, both consumer and business sentiment. Rising interest rates in 2022 overall have been a welcomed development for insurers from a spread margin standpoint. However, the raid rise in interest rates has significantly flipped fair market values of investments in debt securities from unrealized gain positions to unrealized loss positions.

There currently exist macroeconomic conditions which cause a tremendous amount of uncertainty. In addition to the lingering effects of COVID-19 and concerns of potential reemergence through new strains, the Federal Reserve has commenced a series of aggressive interest rate increases intended to curtail surging inflation. Market watchers are concerned with the ability of the Federal Reserve to effectively control inflation without precipitating a recessionary environment. This concern is evident with the inversion of the yield curve resulting in two-year Treasury note yields surpassing and remaining above ten-year Treasury notes yields, a frequent harbinger of imminent contractions in economic activity. Should the U.S. economy enter a recession, the outlook for growth would be significantly hampered. In addition, in the quest for incremental investment yield, relaxed credit and liquidity risk position taken could be exposed.

Industry analysts and observers generally agree that a sudden and sizable jump in interest rate levels would be harmful to life insurers with interest-sensitive products as it could provide an impetus for abnormal levels of product surrenders and withdrawals at the same time fixed debt securities held by insurers declined in market value. While not desirable, life insurance carriers have managed to adjust to an ultra low interest environment over time incorporating lower minimum guaranteed interest rates. These products may become uncompetitive or undesirable by current policyholders if there is a rapid shift to higher interest rate levels and newer products priced for these higher rates. A slow and steady upward movement in rates would provide insurers with the ability to adjust over time. Ultimately, a mix of monetary policy adjustments, fiscal policy, and economic fundamentals will determine the future direction of interest rate movements and the speed of such shifts. It is uncertain at what pace interest rate movements may occur in the future and what impact, if any, such movements would have on the Company's business, results of operations, cash flows, or financial condition.

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

Consolidated Operations

Premiums and other revenues. The following details Company revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)

Universal life and annuity contract charges	$32,692	34,060	65,343	68,949
Traditional life premiums	21,647	22,112	43,980	44,696
Net investment income (excluding index option derivatives)	93,899	116,378	201,821	254,429
Other revenues	5,578	6,034	11,375	11,448
Index option derivative gain (loss)	(38,425)	40,166	(76,623)	68,190
Net realized investment gains	1,766	3,415	5,560	4,831

Total revenues	$117,157	222,165	251,456	452,543

Universal life and annuity contract charges - Revenues for universal life and annuity contracts were lower for the first six months in 2022 compared to 2021 with the component sources shown below. Revenues for universal life and annuity products consist of policy charges for the cost of insurance, administration charges, surrender charges assessed against policyholder account balances, and amortization of deferred premium loads less reinsurance premiums, as shown in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)

Contract Revenues:
Cost of insurance and administrative charges	$31,421	30,669	62,102	61,262
Surrender charges	4,551	7,167	9,562	13,301
Other charges	1,757	616	3,585	3,364

Gross contract revenues	37,729	38,452	75,249	77,927

Reinsurance premiums	(5,037)	(4,392)	(9,906)	(8,978)

Net contract revenues	$32,692	34,060	65,343	68,949

Cost of insurance charges were $24.6 million in the quarter ended June 30, 2022 compared to $24.1 million in the second quarter of 2021, and were $48.5 million for the six months ended June 30, 2022 compared to $48.4 million for the same period of 2021. Cost of insurance charges typically trend with the size of the universal life insurance block in force and the amount of new business issued during the period. The volume of universal life insurance in force at June 30, 2022 declined to $12.4 billion from approximately $12.7 billion at December 31, 2021 and $13.5 billion at December 31, 2020. Administrative charges pertaining to new business issued increased to $6.9 million for the three months ended June 30, 2022 from $6.6 million for the same period in 2021, and to $13.6 million for the first six months of 2022 compared to $12.9 million for the first six months of 2021.

Surrender charges assessed against policyholder account balances upon withdrawal decreased in the three and six months ended June 30, 2022 versus the comparable prior year periods. While the Company earns surrender charge income that is assessed upon policy terminations, the Company's overall profitability is enhanced when policies remain in force and additional contract revenues are realized and the Company continues to make an interest rate spread equivalent to the difference it earns on its investments and the amount that it credits to policyholders. In the three and six months ended June 30, 2022, lapse rates on annuity products were comparable with that of the similar prior year periods. However, surrender charge income recognized is also dependent upon the duration of policies at the time of surrender (i.e. later duration policy surrenders have lower surrender charges assessed and earlier policy surrenders having a higher surrender charge assessed). The lower surrender charge revenue reflects later duration policies terminating having lower surrender charges.

Other charges include the net amount between amortization into income of the premium load on single premium life insurance products (which is deferred at the inception of the policy) and the current period premium load amounts on new sales which are deferred. These products have become a substantial portion of domestic life insurance sales. The increase in Other charges in the three and six month periods ended June 30, 2022 versus the comparable 2021 periods reflects lower current period premium loads deferred due to decreased sales levels.

Traditional life premiums - Traditional life premiums include the activity of Ozark National. Ozark National's principal product is a non-participating whole life insurance policy with premiums remitted primarily on a monthly basis. The product is sold in tandem with a mutual fund investment product offered through its broker-dealer affiliate, NIS. Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period. A sizable portion of National Western's traditional life business resided in the International Life segment. However, National Western's overall life insurance sales focus has historically been primarily centered around universal life products. The addition of Ozark National's business of repetitive paying permanent life insurance adds an important complement to National Western's life insurance sales. Included in the amount for the quarter ended June 30, 2022 is $17.8 million of life insurance renewal premium from Ozark National compared to $18.4 million in the second quarter of 2021. For the six months ended June 30, 2022 and 2021, Ozark National life insurance renewal premium amounts were $36.2 million and $37.1 million, respectively. Universal life products, especially National Western's equity indexed universal life products, which offer the opportunity for consumers to acquire life insurance protection and receive credited interest linked in part to an outside market index, have been the more popular product offerings in the Company's markets.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)

Gross investment income:
Debt and equity securities	$69,278	79,541	144,217	156,904
Mortgage loans	6,811	4,167	11,751	7,798
Policy loans	585	613	1,246	1,302
Short-term investments	625	66	683	195
Other invested assets	6,126	6,481	16,201	7,086

Total investment income	83,425	90,868	174,098	173,285
Less: investment expenses	664	683	1,375	1,467

Net investment income (excluding derivatives and trading securities)	82,761	90,185	172,723	171,818
Index option derivative gain (loss)	(38,425)	40,166	(76,623)	68,190
Embedded derivative on reinsurance	94,984	1,970	185,889	72,340
Trading securities market adjustment	(83,846)	24,223	(156,791)	10,271

Net investment income	$55,474	156,544	125,198	322,619

The Company's strategy has been to invest a substantial portion of its cash flows in fixed debt securities within its guidelines for credit quality, duration, and diversification. As a result of an asset allocation strategy study that was conducted, new investment activity has included increased allotments toward mortgage loans and alternative investments. Investment yields on new bond purchases during the first six months of 2022 approximated 3.94% as compared to the 3.02% yield achieved during the full year 2021. During the first six months of 2022, the ten-year treasury bond, a proxy for National Western's corporate bond purchases, increased approximately 150 basis points. National Western's weighted average bond portfolio yield was 3.65% at June 30, 2022 increasing from 3.62% at December 31, 2021. Ozark National's weighted average portfolio yield at June 30, 2022 was 3.66%.

Changes in fair values of equity securities are included in net investment income in the Condensed Consolidated Statements of Earnings. For the three months ended June 30, 2022 and 2021, unrealized gains/(losses) of $(5.2) million and $2.0 million, respectively, are included in investment income reflecting the change in fair value of equity securities during the periods. For the six months ended June 30, 2022, unrealized gains/(losses) were $(5.9) million and $3.4 million, respectively. The carrying value of the Company's portfolio of equity securities was $22.1 million at June 30, 2022.

Prior to 2020, the Company's mortgage loan activity had been challenged by the low interest rate levels and highly competitive underwriting of commercial properties. The COVID-19 pandemic crisis further impeded the underwriting of new loan applications until clarity regarding the impacts of the closing down the economy upon commercial real estate became discernible. Eventually the volume of new mortgage loan originations resumed a pace closer to that of the pre-pandemic environment. Additional resources were added with the goal of increasing mortgage loan investments to a more appreciable percentage of total invested assets. As a result, the mortgage loan portfolio balance has increased to $511.9 million at June 30, 2022 from $487.3 million at December 31, 2021 and $332.5 million at December 31, 2020. During the six months ended June 30, 2022 the Company originated new mortgage loans in the amount of $44.1 million compared to $70.3 million in the comparable period of 2021. As interest rate levels have increased appreciably in the first six months of 2022, mortgage loan opportunities meeting the Company's underwriting standards have become less prevalent.

In order to obtain incremental investment yield, the Company expanded its invested asset vehicles to include alternative investments. These assets are typically capital pools with specific investment objectives managed by investment firms having specific expertise in designated asset opportunities. The Company held balances of $91.9 million, $67.7 million, and $28.9 million at June 30, 2022, December 31, 2021, and December 31, 2020, respectively, in this investment category, excluding any associated structured note amounts. Other invested assets investment income for the six months ended June 30, 2022 includes a non-recurring $6.8 million profit participation payment on a mezzanine loan.

Beginning January 1, 2021, the Company's net investment income is reduced for amounts ceded to the reinsurer under the funds withheld reinsurance agreement associated with funds withheld assets. In the quarters ended June 30, 2022 and 2021, the Company ceded net investment income of $14.9 million and $14.1 million, respectively. For the six months ended June 30, 2022 and 2021, these amounts were $27.6 million and $27.2 million, respectively.

The Company is required to maintain an allowance pertaining to current expected credit losses on financial instruments ("CECL") under GAAP. Remeasurement of the CECL allowance for mortgage loans is performed quarterly and for the three months ended June 30, 2022 resulted in a decrease in the allowance of $(0.2) million which is included in gross investment income. The provision for the quarter ended June 30, 2021 increased the mortgage loan allowance by $0.2 million. For the six months ended June 30, 2022 and 2021, the change in the CECL allowance included in gross investment income for mortgage loans was a decrease of $(0.4) million and an increase of $0.8 million, respectively.

Credit loss allowances for available-for-sale debt securities are recorded when unrealized losses and missed payments indicate a credit loss has occurred and a full recovery of the investment principal is not expected. Credit loss allowances are recorded through net investment income in the Condensed Consolidated Statements of Earnings. No credit loss allowances for available-for-sale debt securities were recorded for the three and six months ended June 30, 2022 or 2021.

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

	Six Months Ended June 30,
	2022	2021

	(In thousands)

Excluding derivatives and funds withheld securities:
Net investment income	$172,723	171,818
Average invested assets, at amortized cost	$9,435,503	10,191,372
Annual yield on average invested assets	3.66%	3.37%

Including derivatives and funds withheld securities:
Net investment income	$125,198	322,619
Average invested assets, at amortized cost	$11,098,111	11,135,544
Annual yield on average invested assets	2.26%	5.79%

The increase in average invested asset yield, excluding derivatives and trading securities, for the first six months of 2022 compared to 2021 is due to the Company obtaining incremental yield on newly invested cash flows into debt securities, mortgage loans, and alternative investments. In addition, the first six months of 2022 includes the $6.8 million non-recurring profit participation payment related to a mezzanine loan.

The average yield on bond purchases during the six months ended June 30, 2022 to fund National Western insurance operations was 3.94% representing a 1.65% spread over treasury rates. The weighted average quality of new purchases during the first six months of 2022 was "A-" which was consistent with purchases during 2021. The composite duration of purchases during the first six months of 2022 was 8.1 years which is less than the duration of purchases made in 2019 through 2021. The Company's general investment strategy is to purchase debt securities with maturity dates approximating ten years in the future. Accordingly, an appropriate measure for benchmarking the direction of interest rate levels for the Company's debt security purchases is the ten year treasury bond rate. After ending 2021 at a rate of 1.51%, the daily closing yield of the ten-year treasury bond steadily increased during the first six months of 2022 finishing the period at 3.02%.

The pattern in average invested asset yield, including derivatives and trading securities, incorporates increases and decreases in the fair value of index options purchased by National Western to support its fixed-index products as well as net investment income from the embedded derivative funds withheld liability. Fair values of the purchased call options recorded a net loss during the first six months of 2022 while a net gain was recorded during the first six months of 2021, corresponding to the movement in the S&P 500 Index during these periods (the primary index the fixed-index products employ). Refer to the derivatives discussion below for a more detailed explanation. In addition, the funds withheld reinsurance agreement executed December 31, 2020 introduced embedded derivative accounting with respect to the policyholder obligations reinsured. During the six months ended June 30, 2022 and 2021, the embedded derivative liability for reinsurance decreased by $185.9 million and $72.3 million, respectively, which was recorded as investment income. Debt securities supporting the funds withheld policyholder obligations classified as trading incurred a $(156.8) million fair market value decline in the first six months of 2022 and $10.3 million market value increase in the corresponding period for 2021, respectively, which are recorded as a component of net investment income. The aggregate of these two amounts increased net investment income during the six months ended June 30, 2022 and 2021 by $29.1 million and $82.6 million, respectively.

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

NIS revenues were $2.8 million and $3.2 million for the three months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021, NIS revenues were $6.0 million and $6.1 million, respectively. NIS revenues generally correlate with equity market performance.

Third party revenues associated with BP III were $1.3 million and $1.3 million for the three months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021, revenues were $2.6 million and $2.6 million, respectively. Rental income received from National Western is eliminated in reporting consolidated results. The facility is currently fully leased.

Under terms of the funds withheld reinsurance contract, National Western earns a monthly expense allowance equal to the average policy count of the funds withheld reinsured block of business multiplied by a stated amount per policy. The Company reported maintenance expense allowance revenue of $1.4 million and $1.4 million in the three months ended June 30, 2022 and 2021 respectively, and $2.6 million and $2.8 million in the six months ended June 30, 2022 and 2021, respectively.

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

Gains and losses from index options are substantially due to changes in equity market conditions. Index options are intended to act as hedges to match the returns on the product's underlying reference index and the rise or decline in the index relative to the index level at the time of the option purchase which causes option values to likewise rise or decline. As income from index options fluctuates with the underlying index, the contract interest expense to policyholder accounts for the Company's fixed-index products also fluctuates in a similar manner and direction. For the three and six months ended June 30, 2022 and 2021, the Company recorded realized and unrealized gains/(losses) from index options as shown below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)

Index option derivatives:
Unrealized gain (loss)	$(41,616)	(16,807)	(99,624)	(1,304)
Realized gain	3,191	56,973	23,001	69,494

Total gain (loss) included in net investment income	$(38,425)	40,166	(76,623)	68,190

Total contract interest	$(13,801)	69,973	(28,606)	122,818

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

The financial statement investment spread, the difference between investment income and interest credited to contract holders, is subject to variations from option performance during any given period. For example, many of the Company's equity-index annuity products provide for the collection of asset management fees. These asset management fees are assessed when returns on expiring options are positive, and they are collected prior to passing any additional returns above the assessed management fees to the policy contractholders. During periods of positive returns, the collected asset management fees serve to increase the financial statement spread by increasing option realized gains reported as investment income in an amount greater than interest credited to policy contractholders which is reported as contract interest expense. Asset management fees collected in the second quarter of 2022 and 2021 were approximately $0.0 million and $1.9 million, respectively. For the six months ended June 30, 2022 and 2021, asset management fees collected were $0.0 million and $5.8 million, respectively. The Company changed its option hedging to an "out-of-the-money" basis during 2020 for those annuity products containing asset management fee provisions and as of the end of the second quarter of 2021, all options outstanding for annuity products having asset management fee features were acquired on an out-of-the-money basis. Accordingly, no asset management fees have been collected since that time. While asset management fees are no longer being collected, the costs to purchase the out-of-the-money options similarly decreases.

Net realized investment gains (losses) - Realized gains (losses) on investments generally include proceeds from bond calls, sales and impairment write-downs, as well as gains and losses on the sale of real estate property. The net gains reported for the six months ended June 30, 2022 consisted of gross gains of $5.6 million, primarily related to bond calls of debt securities in the available-to-sale category, offset by gross losses of $0.0 million. The net gains reported for the six months ended June 30, 2021 consisted of gross gains of $6.2 million offset by gross losses of $(1.4) million. The gross loss in the 2021 period pertains to property that was held by Ozark National which recorded a valuation allowance to reflect the property at its estimated fair value less anticipated costs to sell.

Benefits and Expenses. The following table details benefits and expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)

Life and other policy benefits	$35,177	35,904	77,076	73,793
Amortization of deferred transaction costs	27,756	25,123	56,772	55,112
Universal life and annuity contract interest	(13,801)	69,973	(28,606)	122,818
Other operating expenses	30,321	28,468	62,903	59,803

Totals	$79,453	159,468	168,145	311,526

Life and other policy benefits - Death claim benefits, the largest component of policy benefits, were $37.9 million in the first six months of 2022 compared to $47.5 million for the first six months of 2021. Of the amount included in the six months ended June 30, 2022, $18.9 million was associated with National Western business and $19.0 million pertained to Ozark National. In the first six months of 2021, these amounts were $27.5 million and $20.0 million for National Western and Ozark National, respectively. Death claim amounts are subject to variation from period to period. For the first six months of 2022, the number of National Western life insurance claims decreased 22% versus the comparable period in 2021 while the average dollar amount per net claim increased to $68,600 from approximately $52,500. National Western's overall mortality experience has generally been consistent with or better than its product pricing assumptions. The average net claim for Ozark National during the 2022 and 2021 six-month periods was $15,700 and $17,100, respectively. Mortality exposure is managed through reinsurance treaties under which National Western's retained maximum net amount at risk on any one life is capped at $500,000. Ozark National's retained maximum net amount at risk is capped at $200,000 under its reinsurance treaties with limited exceptions related to the conversion of child protection and guaranteed insurability riders.

Both National Western and Ozark National have established specific coding to track the death claim experience associated with COVID-19. During the six months ended June 30, 2022, National Western incurred 55 death claims on life insurance policies in which the reported cause of death was due to the coronavirus (COVID-19) totaling a net claim amount (after reinsurance) of $3.4 million. For the comparable six-month period in 2021, National Western incurred 133 COVID-19 related death claims on life insurance policies totaling a net amount after reinsurance of $10.6 million. The industry has noted that designation of COVID-19 as the cause of death has not been consistent during the pandemic. Accordingly, the Company's disclosures reporting death claims due to COVID-19 are updated as more information is obtained. During the six months ended June 30, 2022, Ozark National incurred 90 confirmed COVID-19 death claims aggregating to a net claim amount of approximately $2.3 million. For the six months ended June 30, 2021, Ozark National reported 201 COVID-19 death claims totaling to a net claim amount of $4.8 million. The Company's COVID-19 death claim experience peaked in the third quarter of 2021 and has incurred successive quarterly decrements in activity since that time. The COVID-19 claim activity is included in the claim disclosures made in the preceding paragraph.

Life and other policy benefits also includes policy liabilities held associated with the Company's traditional life products, policies with life contingencies, and riders such as the guaranteed minimum withdrawal benefit rider ("WBR"), a popular rider to National Western's equity-indexed annuity products. The increases in the WBR liabilities for National Western were $8.0 million and $0.3 million in the quarters ended June 30, 2022 and 2021, respectively, and $17.9 million and $10.7 million, respectively, for the six months ended. During the 3rd quarter of 2021, the Company unlocked its assumptions increasing its WBR liabilities to correspond more closely to actual experience.

Life and other policy benefits in the quarters ended June 30, 2022 and 2021 includes changes in traditional life reserves and miscellaneous benefit payments associated with Ozark National's operations of $6.5 million and $7.3 million, respectively, and $13.6 million an $13.2 million, respectively for the six months then ended.

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

The following table identifies the effects of unlocking adjustments on DPAC balances recorded through amortization expense separate from recurring amortization expense components for the three and six months ended June 30, 2022 and 2021.

Amortization of DPAC	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)

Unlocking adjustments	$—	—	—	—
Other amortization components	22,859	19,609	46,724	43,181

Totals	$22,859	19,609	46,724	43,181

Amortization expense for the three and six months ended June 30, 2022 was comprised of DPAC amortization by National Western of $22.6 million and $46.3 million, respectively, and by Ozark National of $0.3 million and $0.4 million, respectively. Amortization expense for National Western for the three and six months ended June 30, 2022 was reduced by $0.9 million and $2.0 million, respectively, for amounts pertaining to the policies ceded under the funds withheld reinsurance agreement. Ceded amortization expense for the three and six months ended June 20, 2021 was $2.0 million and $3.4 million, respectively. The ceded amounts decline over time with the runoff of the closed block of policies.

The Company's practice is to annually review during the third quarter its actuarial assumptions regarding the emergence of profits pertaining to its blocks of businesses and to update or "unlock" those assumptions which deviate significantly from actual experience. Accordingly, during the three and six months ended June 30, 2022 and 2021, the Company did not unlock its DPAC balances. The Company is required to evaluate its emergence of profits continually and management believes that the current amortization patterns of deferred policy acquisition costs are reflective of actual experience.

As the DPAC balance is an asset on the Company's Condensed Consolidated Balance Sheets, GAAP provides for an earned interest return on the unamortized balance each period. The earned interest serves to increase the DPAC balance and reduce other amortization component expense. The rate at which the DPAC balance earns interest is the average credited interest rate on the Company's universal life and annuity policies in force, including credited interest on equity-indexed policies. The amount of earned interest on DPAC balances recorded for the three months ended June 30, 2022 and 2021 was $3.5 million and $10.9 million, respectively, decreasing other amortization component expense. The amount of interest earned on DPAC balances for the six months ended June 30, 2022 and 2021 was $10.5 million and 15.5 million, respectively. The decreased interest amount in 2022 compared to 2021 reflects lower returns on equity-index products, particularly life insurance products.

As part of the purchase accounting required with the acquisition of Ozark National, the Company recorded an intangible asset of $180.9 million referred to as the value of business acquired ("VOBA"). VOBA represents the difference between the acquired assets and liabilities of Ozark National measured in accordance with the Company's accounting policies and the fair value of these same assets and liabilities. The VOBA balance sheet amount is amortized following a methodology similar to that used for amortizing deferred policy acquisition costs. In the quarters ended June 30, 2022 and 2021, the Company's VOBA amortization expense was $2.5 million and $2.3 million, respectively, and $4.5 million and $4.8 million, respectively, for the six months then ended.

At December 31, 2020, the Company recorded as an asset on its Consolidated Balance Sheet a deferred Cost of Reinsurance ("COR") amount of $102.8 million associated with the funds withheld reinsurance transaction. This represents the amount of assets transferred at the closing date of funds withheld agreement (debt securities, policy loans, and cash) in excess of the GAAP liability ceded plus a $48 million ceding commission paid to the reinsurer. The COR balance is amortized commensurate with the runoff of the ceded block of funds withheld business. For the three months ended June 30, 2022 and 2021, COR amortization expense of $2.4 million and $3.3 million, respectively, is included in Amortization of deferred transaction costs. For the six months ended June 30, 2022 and 2021, COR amortization expense of $5.5 million and $7.1 million, respectively, is included in Amortization of deferred transaction costs.

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

Contract interest reported in financial statements also encompasses the performance of the index options associated with the Company's fixed-index products. As previously noted, the market value changes of these derivative features resulted in net realized and unrealized gains/(losses) of $(76.6) million and $68.2 million for the six months ended June 30, 2022 and 2021, respectively. These amounts consisted of realized gains of $23.0 million and unrealized losses of $(99.6) million for the year-to-date 2022 period, and realized gains of $69.5 million and unrealized losses of $(1.3) million for the comparable 2021 time frame. For the three months ended June 30, 2022 and 2021, the net realized and unrealized gains/(losses) from market value changes were $(38.4) million and $40.2 million. In the second quarter of 2022, the figure was comprised of realized gains of $3.2 million and unrealized losses of $(41.6) million. In the second quarter of 2021, this amount was made up of realized gains of $57.0 million and unrealized losses of $(16.8) million. These returns similarly increased/(decreased) the computed average credited rates for the periods shown above. Policyholders of equity-indexed products cannot receive an interest credit below 0% according to the policy contract terms.

Contract interest expense includes other items which increase or decrease reported contract interest in a particular reporting period. for the three and six months ended June 30, 2022 and 2021, these other items include the amounts shown in the table below.

Contract Interest Expense	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)

Gross reserve changes	$5,286	9,494	8,521	16,012
Ceded reserve changes under funds withheld	(6,502)	(11,890)	(11,282)	(17,143)
Unlocking adjustments, net	—	—	—	—
Asset management fees collected	—	(1,917)	—	(5,835)
Projected asset management fees	—	2,120	—	6,477
Other embedded derivative components	(1,845)	6,874	(3,512)	7,039

Totals	$(3,061)	4,681	(6,273)	6,550

Contract interest expense includes gross reserve changes for immediate annuities, two tier annuities, excess death benefit reserves, excess annuitizations, and amortization of deferred sales inducement balances. These gross reserve items are offset by policy charges assessed for policies having the withdrawal benefit rider (WBR). As changes in these items collectively impact contract interest expense, financial statement interest spread is also affected. Netted against gross reserve changes for the first six months of 2022 is $14.8 million for assessed WBR policy charges compared to $12.8 million in the same period for 2021.

Beginning in 2021, reserve changes associated with funds withheld annuity policies are ceded to the reinsurer and no longer reflected in the financial statements of the Company. Accordingly, contract interest expense is adjusted to remove these expense items which are shown in the above table for the three and six months ended June 30, 2022 and 2021. In addition to these amounts, the Company also cedes the fixed interest credited on the funds withheld annuity policies. For the three months ended June 30, 2022 and 2021, the fixed interest credited ceded was $8.8 million and $7.5 million, respectively. For the six months ended June 30, 2022 and 2021, the fixed interest credited ceded was $16.8 million and $15.3 million, respectively.
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

The Company's historical practice was to purchase options priced to incorporate an expected probability of collecting asset management fees (referred to as "at-the-money hedging"). With this practice accounting rules required the embedded derivative liability to include a projection of asset management fees estimated to be collected in the succeeding fiscal year. This projection was based upon the most recent performance of the reference equity index. Increases in projected asset management fees to be collected reduced contract interest expense while decreases in projected asset management fees to be collected increased contract interest expense. The Company converted to an "out-of-the-money" hedging practice during 2020 which eliminated the need to project collection of future asset management fees as part of the embedded derivative liability when the remaining inventory of annual at-the-money option hedges completed its roll over to out-of-the-money hedges during the second quarter of 2021. Consequently, the embedded derivative liability component for projected asset management fees to be collected progressively diminished and was phased out as of the end of the 2021 second quarter. In the six month periods ended June 30, 2022 and 2021 contract interest was increased by $0.0 million and $6.5 million, respectively, for the projected change in asset management fees to be collected.

Another contract interest expense component is the amortization of deferred sales inducements (included in Gross reserve changes above). Similar to deferred policy acquisition costs, the Company defers sales inducements in the form of first year credited interest bonuses on annuity products that are directly related to the production of new business. These bonus interest charges are deferred and amortized using the same methodology and assumptions used to amortize other capitalized acquisition costs and the amortization is included in contract interest. In addition, deferred sales inducement balances ("DSI") are also reviewed periodically to ascertain whether actual experience has deviated significantly from that assumed (unlock) and are adjusted to reflect current policy lapse or termination rates, expense levels and credited rates on policies compared to anticipated experience (true-up). These unlocking adjustments, plus or minus, are included in contract interest expense. No unlocking adjustments were made in the six months ended June 30, 2022 and 2021.

Other operating expenses - Other operating expenses consist of general administrative expenses, licenses and fees, commissions not subject to deferral, real estate expenses, brokerage expenses, compensation costs, and reinsurance ceded commission expense. These expenses for the three and six months ended June 30, 2022 and 2021 are summarized in the table that follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)

General administrative expenses	$11,746	11,856	25,756	23,632
Compensation expenses	9,497	8,198	19,012	20,728
Commission expenses	2,632	2,615	5,427	5,660
Real estate expenses	1,697	1,525	3,203	2,929
Brokerage expenses (NIS)	1,442	1,570	3,012	2,958
Reinsurance ceded commission expense	2	4	3	10
Taxes, licenses and fees	3,305	2,700	6,490	3,886

Totals	$30,321	28,468	62,903	59,803

General administrative expenses include software amortization expense associated with National Western's proprietary policy administration systems as well as other acquired software. Expenses pertaining to these items were $3.8 million and $3.8 million in the second quarter of 2022 and 2021, respectively and $7.3 million and $7.4 million in the first half of 2022 and 2021, respectively. This category of expenses also includes legal fees and expenses which were $1.0 million and $1.1 million in the second quarter of 2022 and 2021, respectively, and $2.1 million and $1.8 million in the first half of 2022 and 2021, respectively. Legal fees and expenses include amounts pertaining to the security incident reported in Part II. Item 1. of this filing.

Compensation expenses include share-based compensation costs related to outstanding vested and nonvested stock appreciation rights ("SARs"), restricted stock units ("RSUs") and performance share units ("PSUs"). The related share-based compensation costs move in tandem not only with the number of awards outstanding but also with the movement in the market price of the Company's Class A common stock as a result of marking the SARs, RSUs, and PSUs to fair value under the liability method of accounting. Consequently, the related expense amount varies positively or negatively in any given period. In the amounts shown above, share-based compensation expense totaled $1.0 million in the second quarter of 2022 and $(0.5) million in the second quarter of 2021. For the six-month periods shown share-based compensation expenses was $2.5 million in 2022 and $3.9 million in 2021. The Company's Class A common share price decreased from $214.44 at December 31, 2021 to $202.70 at June 30, 2022, compared to increasing from $206.44 at December 31, 2020 to $224.39 at June 30, 2021. Share-based compensation expense in the 2022 periods are also being increased by the significant increments in the risk free interest rate levels used to value the outstanding awards. No performance share awards were granted in the first six months of 2022 and 2021. Ozark National compensation expenses were $1.0 million and $1.0 million in the second quarter of 2022 and 2021, respectively, and $2.0 million and $1.9 million in the six months ended 2022 and 2021, respectively.

Taxes, licenses and fees include premium taxes and licensing fees paid to state insurance departments, the company portion of social security and Medicare taxes, state income taxes, and other state and municipal taxes. Taxes, licenses and fees in the first six months ended June 30, 2021 were reduced by $1.2 million for the release of a tax liability accrual no longer needed. Taxes, licenses and fees in the six months ended June 30, 2022 include National Western premium tax expenses of $3.8 million compared to $2.8 million in the comparable period of 2021 which reflects the increased retaliatory tax burden imposed by a change in Colorado laws with respect to premium taxes.

Federal Income Taxes. Federal income taxes on earnings from operations reflect an effective tax rate of 19.6% for the six months ended June 30, 2022 compared to 20.6% for the six months ended June 30, 2021. The Federal corporate tax rate was set at 21% under the 2017 Tax Cuts and Jobs Act ("Tax Act"). The Company's effective tax rate is typically slightly lower than the Federal statutory rate due to tax-exempt investment income related to municipal securities and dividends-received deductions on income from stocks, absent other permanent tax items.

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

Segment Operations

Summary of Segment Earnings

A summary of segment earnings for the three and six months ended June 30, 2022 and 2021 is provided below. The segment earnings exclude realized gains and losses on investments, net of taxes.

	Domestic Life Insurance	International Life Insurance	Annuities	ONL & Affiliates	All Others	Totals

	(In thousands)

Segment earnings:
Three months ended:
June 30, 2022	$1,445	4,828	19,039	4,165	(107)	29,370
June 30, 2021	$3,687	4,942	27,863	4,966	5,744	47,202

Six months ended:
June 30, 2022	$2,809	7,914	36,189	8,645	7,000	62,557
June 30, 2021	$1,405	10,483	79,612	8,235	8,477	108,212

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$13,218	12,475	28,107	26,373
Net investment income (loss)	(5,888)	28,247	(8,232)	52,090
Other revenues	25	31	51	52

Total premiums and other revenues	7,355	40,753	19,926	78,515

Benefits and expenses:
Life and other policy benefits	4,776	5,007	11,164	11,117
Amortization of deferred transaction costs	3,334	153	6,164	5,613
Universal life insurance contract interest	(8,979)	25,466	(14,399)	47,087
Other operating expenses	6,457	5,482	13,510	12,929

Total benefits and expenses	5,588	36,108	16,439	76,746

Segment earnings before Federal income taxes	1,767	4,645	3,487	1,769
Provision for Federal income taxes	322	958	678	364

Segment earnings	$1,445	3,687	2,809	1,405

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)

Universal life insurance revenues	$15,848	14,671	32,775	30,251
Traditional life insurance premiums	832	707	2,048	1,903
Reinsurance premiums	(3,462)	(2,903)	(6,716)	(5,781)

Totals	$13,218	12,475	28,107	26,373

Universal life insurance revenues are predominantly earned based upon the amount of life insurance policies that are in force. National Western's pace of new policies issued has lagged the number of policies terminated from death or surrender causing a declining level of policies in force from which contract revenue is received. Consequently, the number of domestic life insurance policies in force has declined from 46,940 at December 31, 2020 to 46,060 at December 31, 2021, and to 45,480 at June 30, 2022. Policy lapse rates in the first six months of 2022 approximated 5.8% compared to 6.0% and 7.0% in the first six months of 2021 and 2020, respectively. While policy count rates have declined, the face amount of life insurance in force has risen steadily from $3.5 billion at December 31, 2020 to $3.7 billion at both December 31, 2021 and June 30, 2022.

Universal life insurance revenues are also generated with the issuance of new business based upon amounts per application and percentages of the face amount (volume) of insurance issued. The number of domestic life policies issued in the first six months of 2022 was 37% lower than in the comparable period for 2021 and the volume of insurance issued was 38% lower than that in 2021.

Universal life insurance revenues also include surrender charge income realized on terminating policies and, in the case of domestic universal life, amortization into income of the premium load on single premium policies which is deferred. The net premium load amortization was $3.6 million and $3.4 million in the six months ended June 30, 2022 and 2021, respectively.

Premiums collected on universal life products are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings in accordance with GAAP. Actual domestic universal life premiums collected are detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)

Universal life insurance:
First year and single premiums	$37,497	53,175	75,137	104,815
Renewal premiums	4,429	4,416	9,080	8,283

Totals	$41,926	57,591	84,217	113,098

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

A detail of net investment income (loss) for domestic life insurance operations is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)

Net investment income (excluding derivatives)	$13,682	13,007	26,988	25,548
Index option derivative gain (loss)	(19,570)	15,240	(35,220)	26,542

Net investment income (loss)	$(5,888)	28,247	(8,232)	52,090

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

Life and policy benefits for a smaller block of business are more exposed to variation from period to period. Claim count activity during the first six months of 2022 decreased 21% compared to the first six months of 2021 while the average net claim amount (after reinsurance) increased to $36,500 from $33,400. Reported claims in the six months ended June 30, 2022 for which the cause of death was identified as COVID-19 were $1.2 million after reinsurance, a decrease from $3.0 million reported in the first half of 2021. The low face amount per claim relative to current issued amounts of insurance per policy reflects the older block of domestic life insurance policies sold consisting of final expense type products (i.e. purchased to cover funeral costs) which typically had smaller face amounts of insurance coverage. Claims on these older blocks of policies are more susceptible to COVID-19 mortality given the higher attained ages of this business. GAAP reporting requires that claims be recorded net of any cash value amounts that have been accumulated in the policies. The Company's overall mortality experience for this segment has been consistent with pricing assumptions.

Included in amortization of deferred transaction costs is DPAC amortization. As noted previously in the discussion of Results of Operations, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience with the adjustment reflected in current period amortization expense. To the extent required, unlocking adjustments may also be recorded to DPAC balances. The following table identifies the effects of unlocking adjustments on domestic life insurance DPAC balances recorded through amortization expense separate from recurring amortization expense components for the three and six months ended June 30, 2022 and 2021.

Amortization of DPAC	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)

Unlocking adjustments	$—	—	—	—
DPAC amortization expense	3,334	153	6,164	5,613

Totals	$3,334	153	6,164	5,613

In the Consolidated Operations discussion of amortization of deferred acquisition costs it was noted that interest earned on DPAC balances serves to offset (decrease) amortization expense and that the interest rate used is the crediting rate experience during the period. The increase in amortization expense in 2022 relative to 2021 reflects lower interest earned on universal life DPAC balances due to decreased realized gains from index options. Credited interest rates during the second quarter of 2022 approximated 4% on universal life as compared to 10% in the second quarter of 2021.

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

International Life Insurance Operations

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$19,129	20,656	36,240	40,836
Net investment income (loss)	(3,156)	13,847	(7,403)	25,963
Other revenues	22	44	39	72

Total premiums and other revenues	15,995	34,547	28,876	66,871

Benefits and expenses:
Life and other policy benefits	5,486	5,302	10,187	9,677
Amortization of deferred transaction costs	4,844	6,163	9,994	11,555
Universal life insurance contract interest	(4,622)	12,226	(10,343)	23,025
Other operating expenses	4,353	4,646	9,213	9,420

Total benefits and expenses	10,061	28,337	19,051	53,677

Segment earnings before Federal income taxes	5,934	6,210	9,825	13,194
Provision for Federal income taxes	1,106	1,268	1,911	2,711

Segment earnings	$4,828	4,942	7,914	10,483

As with domestic life operations, revenues from the international life insurance segment include both premiums on traditional type products and contract revenues from universal life insurance. A comparative detail of premiums and contract revenues is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)

Universal life insurance revenues	$18,784	20,039	35,824	40,004
Traditional life insurance premiums	1,920	2,106	3,606	4,029
Reinsurance premiums	(1,575)	(1,489)	(3,190)	(3,197)

Totals	$19,129	20,656	36,240	40,836

Universal life revenues and operating earnings are largely generated from the amount of life insurance in force. The volume of in force for this segment, primarily universal life, has contracted from $12.4 billion at December 31, 2020 to $11.3 billion at December 31, 2021 and to $10.8 billion at June 30, 2022. The international life insurance block of business is a closed book that is expected to run off over a number of years.

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

	Amount in $'s	Annualized Termination Rate
	(millions)

Volume In Force Terminations
Six Months Ended June 30, 2022	$486.2	8.6%
Year ended December 31, 2021	1,080.1	8.7%
Year ended December 31, 2020	1,295.2	9.5%
Year ended December 31, 2019	1,671.5	10.9%
Year ended December 31, 2018	1,706.3	10.0%
Year ended December 31, 2017	2,309.7	12.2%

As noted previously, premiums collected on universal life products are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings in accordance with GAAP. Actual international universal life premiums collected are detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)

Universal life insurance:
First year and single premiums	$—	—	—	—
Renewal premiums	11,603	12,018	23,603	25,034

Totals	$11,603	12,018	23,603	25,034

National Western's most popular international products were its fixed-index universal life products in which the policyholder could elect to have the interest rate credited to their policy account values linked in part to the performance of an outside equity index. These products issued were not generally available in the local markets when sold. Included in the totals in the above table are collected renewal premiums for fixed-index universal life products of approximately $13.3 million and $14.4 million for the first six months of 2022 and 2021, respectively. The declining trend in renewal premiums during these periods corresponds with the decline in policies in force due to elimination of new sales and the termination activity as discussed above.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)

Net investment income (excluding index option derivatives)	$5,409	5,684	10,823	11,563
Index option derivative gain (loss)	(8,565)	8,163	(18,226)	14,400

Net investment income (loss)	$(3,156)	13,847	(7,403)	25,963

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

Life and policy benefits primarily consist of death claims on policies. National Western's clientèle for international products are generally wealthy individuals with access to U.S. dollars and quality medical care. Consequently, the amounts of coverage purchased historically tended to be larger amounts. Life and policy benefit expense for the international life segment reflects the larger policies historically purchased, however mortality due to natural causes is comparable to that in the United States. The Company's maximum risk exposure per insured life is capped at $500,000 through reinsurance. The average international life net claim amount (after reinsurance) in the first six months of 2022 increased to $299,400 from $170,700 in the first six months of 2021 while the number of claims incurred decreased 32%. Net claims, after reinsurance, associated with COVID-19 were $2.2 million in the six months ended June 30, 2022 as compared to $7.8 million reported in the six months ended June 30, 2021.

Included in amortization of deferred transaction costs is DPAC amortization. The Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels, and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking adjustments on international life insurance DPAC balances recorded through amortization expense separate from recurring amortization expense components for the three and six months ended June 30, 2022 and 2021.

Amortization of DPAC	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)

Unlocking adjustments	$—	—	—	—
DPAC amortization expense	4,844	6,163	9,994	11,555

Totals	$4,844	6,163	9,994	11,555

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

Annuity Operations

A comparative analysis of results of operations for National Western's annuity segment is detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$3,098	3,742	6,650	7,672
Net investment income	57,155	100,199	117,366	219,923
Other revenues	1,365	1,389	2,598	2,763

Total premiums and other revenues	61,618	105,330	126,614	230,358

Benefits and expenses:
Life and other policy benefits	8,995	9,829	23,039	19,830
Amortization of deferred transaction costs	16,821	16,378	35,637	32,825
Annuity contract interest	(200)	32,281	(3,864)	52,706
Other operating expenses	12,702	11,864	26,872	24,794

Total benefits and expenses	38,318	70,352	81,684	130,155

Segment earnings before Federal income taxes	23,300	34,978	44,930	100,203
Provision for Federal income taxes	4,261	7,115	8,741	20,591

Segment earnings	$19,039	27,863	36,189	79,612

Premiums and contract charges primarily consist of surrender charge income recognized on terminated policies. The amount of the surrender charge income recognized is determined by the volume of surrendered contracts as well as the duration of each contract at the time of surrender given the pattern of declining surrender charge rates over time that is common to most annuity contracts. The Company's lapse rate for annuity contracts in the first six months of 2022 was 8.3% which remained elevated compared to historical measures but was lower than the 9.3% rate during the same period in 2021. An outcome of the COVID-19 pandemic crisis has been movement by consumers toward fortifying liquidity positions. This has manifested in greater withdrawal and surrender activity. In addition, annuity contracts with fixed interest rates are more prone to terminate as contracts approach the end of their surrender charge period and in periods of rising interest rates.

Deposits collected on annuity contracts are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings in accordance with GAAP. Actual annuity deposits collected for the three and six months ended June 30, 2022 and 2021 are detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)

Fixed-index annuities	$71,500	115,609	157,032	233,729
Other deferred annuities	530	767	1,662	1,961
Immediate annuities	1,108	5,329	5,377	17,181

Totals	$73,138	121,705	164,071	252,871

Fixed-index products are attractive for consumers when interest rate levels remain low and equity markets produce positive returns. Since National Western does not offer variable products or mutual funds, fixed-index products provide an important alternative to the Company's existing fixed interest rate annuity products. Fixed-index annuity deposits as a percentage of total annuity deposits were 96% and 92% for the six months ended June 30, 2022 and 2021, respectively. The percentage of fixed-index products to total annuity sales reflects the historically low interest rate environment and the preference for credited interest linked in part to outside equity market indices given the overall positive performance in the equities market.

Some of the Company's deferred products, including fixed-index annuity products, contain a first year interest bonus, in addition to the base first year interest rate, which is credited to the account balance when premiums are applied. These sales inducements are deferred in conjunction with other capitalized policy acquisition costs. The amounts currently deferred to be amortized over future periods amounted to approximately $5.0 million and $10.7 million during the first six months of 2022 and 2021, respectively. Amortization of deferred sales inducements is included as a component of annuity contract interest as described later in this discussion of Annuity Operations.

A detail of net investment income for annuity operations is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)

Net investment income (excluding derivatives and trading securities)	$56,307	57,243	111,445	110,064
Index option derivative gain (loss)	(10,290)	16,763	(23,177)	27,248
Embedded derivative on reinsurance	94,984	1,970	185,889	72,340
Trading securities market adjustment	(83,846)	24,223	(156,791)	10,271

Net investment income	$57,155	100,199	117,366	219,923

For the three months ended June 30, 2022 and 2021, net investment income was reduced by $14.9 million and $14.1 million, respectively for amounts ceded to the reinsurer under the funds withheld reinsurance transaction executed December 31, 2020. For the six months ended June 30, 2022 and 2021, these amounts were $27.6 million and $27.2 million, respectively.

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

The funds withheld reinsurance agreement executed December 31, 2020 introduced embedded derivative accounting with respect to the annuity policyholder obligations reinsured. During the three and six months ended June 30, 2022, the embedded derivative contra-liability increased by $95.0 million and $185.9 million, respectively, which was recorded as a component of net investment income. Debt securities supporting the funds withheld policyholder obligations classified as trading securities incurred a $(83.8) million market value decrease in the three months ended June 30, 2022 and a $(156.8) million market value decline in the six months ended June 30, 2022, which were also recorded as a component of net investment income. The net of these two amounts, the embedded liability decrease and the change in market value of trading securities, increased net investment income in the Annuity segment by $11.2 million and $29.1 million in the three and six months ended June 30, 2022, respectively.

Other revenues in the three and six months ended June 30, 2022 include $1.3 million and $2.5 million, respectively, of maintenance expense allowance revenue. For the three and six months ended June 30, 2021, these amounts were $1.3 million and $2.7 million, respectively. Under terms of the funds withheld reinsurance contract, National Western earns from the reinsurer a monthly expense allowance equal to the average policy count of the funds withheld reinsured block of business multiplied by a stated amount per policy.

Included in amortization of deferred transaction costs is DPAC amortization. Consistent with the domestic and international life segments, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse and termination rates, expense levels and credited rates on policies as compared to anticipated experience, as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking adjustments on annuity DPAC balances recorded through amortization expense separate from recurring amortization expense components for the three and six months ended June 30, 2022 and 2021.

Amortization of deferred transaction costs	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)

Unlocking adjustments	$—	—	—	—
DPAC amortization expense	14,424	13,115	30,126	25,695
COR amortization expense	2,397	3,263	5,511	7,130

Totals	$16,821	16,378	35,637	32,825

Amortization of DPAC balances is proportional to estimated expected gross profits ("EGPs") for a line of business. The EGPs of the block of annuity in the first six months of 2022 were generally consistent with that of the first six months of 2021. In the three and six months ended June 30, 2022, amortization expense was reduced by $0.9 million and $2.0 million, respectively, for DPAC ceded to a reinsurer under the funds withheld reinsurance agreement entered into at December 31, 2020. These amounts for the three and six months ended June 30, 2021 were $2.0 million and 3.4 million, respectively, which reduced amortization expense in the periods. As previously noted, the amount of DAC interest offsetting amortization expense was lower in 2022 compared to the same period of 2021.

Amortization of deferred transaction costs includes amortization of the cost of reinsurance recorded at year-end 2020 associated with the funds withheld reinsurance agreement. At December 31, 2020, the Company recorded as an asset on the Consolidated Balance Sheet a deferred Cost of Reinsurance ("COR") amount of $102.8 million associated with the funds withheld reinsurance transaction. This represents the amount of assets transferred at the closing date of the funds withheld agreement (debt securities, policy loans, and cash) in excess of the GAAP liability ceded plus a $48.0 million ceding commission paid to the reinsurer. The COR balance is amortized commensurate with the runoff of the ceded block of funds withheld business. In the three and six months ended June 30, 2022, COR amortization expense of $2.4 million and $5.5 million, respectively, is included in Amortization of deferred transaction costs, as compared to $3.3 million and $7.1 million for three and six months ended June 30, 2021, respectively.

Annuity contract interest includes the equity component return associated with the call options purchased to hedge National Western's fixed-index annuities. The detail of fixed-index annuity contract interest as compared to contract interest for all other annuities is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)

Fixed-index annuities	$(3,121)	34,443	(7,433)	57,942
All other annuities	1,258	(760)	1,356	(1,577)

Gross contract interest	(1,863)	33,683	(6,077)	56,365
Bonus interest deferred and capitalized	(1,957)	(5,007)	(5,039)	(10,711)
Bonus interest amortization	3,620	3,605	7,252	7,052

Total contract interest	$(200)	32,281	(3,864)	52,706

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

Collection of asset management fees on positive returns of expiring options is subtracted from contract interest credited to policyholders. This offset serves to lessen the increase in contract interest expense relative to the option gains reported in the Company's net investment income. Asset management fees collected during the three and six months ended June 30, 2022 were $0.0 million and $0.0 million compared to $1.9 million and $5.8 million in the corresponding periods of 2021. As noted in the discussion in the Consolidated Operations section, the Company changed its option hedging methodology during 2020 to an "out-of-the-money" approach for those annuity products having the ability to assess asset management fees. By the end of the second quarter of 2021, all outstanding options for these products had been converted to this methodology which no longer hedges for the collection of asset management fees. As a result, there were no asset management fees collected subsequent to the second quarter of 2021.

As previously noted, accounting rules require the embedded derivative liability to include a projection of asset management fees estimated to be collected in the succeeding fiscal year under the Company's historical practice of purchasing options priced to incorporate an expected probability of collecting asset management fees (referred to as "at the money hedging"). This projection for the embedded derivative liability is based upon the most recent performance of the reference equity index. Increases in projected asset management fees to be collected reduce contract interest expense while decreases in projected asset management fees to be collected increase contract interest expense. In the three month periods ended June 30, 2022 and 2021, contract interest was increased $0.0 million and $2.1 million million, respectively, for the projected change in asset management fees to be collected. In the six month periods ended June 30, 2022 and 2021, contract interest was increased $0.0 million and $6.5 million, respectively, for the projected change in asset management fees to be collected. Since the Company changed its embedded derivative hedging process to incorporate "out-of-the-money" hedging, probability projections of collected asset management fees are no longer applicable subsequent to the second quarter of 2021 (as the inventory of annual at the money hedges rolled over to only out-of-the-money hedges).

Annuity contract interest includes true-up adjustments for the deferred sales inducement balance which are done each period similar to that done with respect to DPAC balances with the adjustment reflected in current period contract interest expense. To the extent required, the Company may also record unlocking adjustments to deferred sales inducement balances in conjunction with DPAC balance unlockings. No unlocking adjustments were made in the first six months ended June 30, 2022 or 2021.

ONL & Affiliates

Ozark National and NIS are combined into a separate segment "ONL & Affiliates" given their inter-related marketing and sales approach which consists of a coordinated sale of a non-participating whole life insurance product (Ozark National) and a mutual fund investment product (NIS). An analysis of results of operations for the ONL & Affiliates segment is detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)

Premiums and other revenues:
Premiums and contract charges	$18,894	19,299	38,326	38,764
Net investment income	7,209	6,780	14,137	13,354
Other revenues	2,873	3,273	6,088	6,199

Total premiums and other revenues	28,976	29,352	58,551	58,317

Benefits and expenses:
Life and other policy benefits	15,920	15,766	32,686	33,169
Amortization of deferred transaction costs	2,757	2,429	4,977	5,119
Other operating expenses	5,090	4,933	10,071	9,679

Total benefits and expenses	23,767	23,128	47,734	47,967

Segment earnings before Federal income taxes	5,209	6,224	10,817	10,350
Provision for Federal income taxes	1,044	1,258	2,172	2,115

Segment earnings	$4,165	4,966	8,645	8,235

Revenues from ONL & Affiliates principally include life insurance premiums on traditional type products. Unlike universal life, revenues from traditional products are simply life premiums recognized as income over the premium-paying period of the related policies. The detail of premiums is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)

Traditional life insurance premiums	$19,661	19,903	39,584	39,970
Other insurance premiums and considerations	97	117	200	229
Reinsurance premiums	(864)	(721)	(1,458)	(1,435)

Totals	$18,894	19,299	38,326	38,764

Ozark National's traditional life block of business at June 30, 2022 included 173,626 policies in force representing $5.8 billion of life insurance coverage. The repetitive pay nature of Ozark National's business promotes a higher level of persistency with an annualized lapse rate of 4.3% through June 30, 2022 as compared to the 4.4% rate experienced in the first six months of 2021. Traditional life premiums by first year and renewal are detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)

Traditional life insurance premiums:
First year premiums	$1,013	828	2,031	1,558
Renewal premiums	18,648	19,075	37,553	38,412

Totals	$19,661	19,903	39,584	39,970

Other revenues consists primarily of brokerage revenue of NIS. Brokerage revenues of $6.0 million and $6.1 million for the six months ended June 30, 2022 and 2021, respectively, had associated brokerage expense of $3.0 million and $3.0 million which is included in Other operating expenses. Brokerage revenues of $2.8 million and $3.2 million for the three months ended June 30, 2022 and 2021, respectively, had associated brokerage expense of $1.4 million and $1.6 million.

The average face value of Ozark National's policies in force at June 30, 2022 was approximately $33,400. Life and policy benefits are subject to variation from quarter to quarter. Incurred net death claims, after reinsurance, for the first six months of 2022 were $19.0 million representing an average net claim of $15,700. Incurred net death claims in the six month period ended June 30, 2021 were $20.0 million representing a net average claim of $17,100. Included in the activity for 2022 and 2021 were reported COVID-19 net claims of approximately $2.3 million and $4.8 million, respectively. Ozark National's maximum retention on any single insured life is $200,000 with limited exceptions related to the conversion of child protection and guaranteed insurability riders. The balance of life and policy benefits during the six months ended June 30, 2022 and 2021 consisted of increases in insurance reserves and payments of other policy benefits.

Amortization of deferred transaction costs for this segment includes amortization of DPAC and the value of business acquired ("VOBA"). VOBA represents the difference between the acquired assets and liabilities of Ozark National at the acquisition date measured in accordance with the Company's accounting policies and the fair value of these same assets and liabilities. The VOBA balance sheet amount is amortized following a methodology similar to that used for amortizing deferred policy acquisition costs. Subsequent to its acquisition effective January 31, 2019, Ozark National began deferring policy acquisition costs and amortizing these deferrals similar to the methodology employed by National Western. The following table identifies the amortization expense of Ozark National's DPAC and VOBA for the six months ended June 30, 2022 and 2021.

Amortization of deferred transaction costs	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)

Unlocking	$—	—	—	—
VOBA amortization expense	2,500	2,251	4,537	4,801
DPAC amortization expense	257	178	440	318

Totals	$2,757	2,429	4,977	5,119

Other Operations

The Company's primary business encompasses its domestic and international life insurance operations, its annuity operations, and ONL & Affiliates. However, the Company also has real estate and other investment operations through its wholly owned subsidiaries.

Pre-tax operating amounts include the results of BP III, the entity owning and operating the Company's home office facility in Austin, Texas. BP III incurred pre-tax losses of $(0.6) million and $(0.4) million for the six months ended June 30, 2022 and 2021, respectively. National Western maintains its home office in this facility leasing approximately 40% of the space available. The lease payments made by National Western to BP III have been eliminated in consolidation.

The remaining pre-tax earnings of $9.3 million and $11.3 million in Other Operations during the six-month periods includes investment income from real estate, municipal bonds, and common and preferred equities held in subsidiary company portfolios principally for tax-advantage purposes. Included in these amounts are semi-annual distributions from a life interest in the Libbie Shearn Moody Trust which is held in NWLSM, Inc. Pre-tax distributions from this trust were $2.3 million and $2.7 million in the six-month periods ended June 30, 2022 and 2021, respectively. Included in the pre-tax earnings for the six months ended June 30, 2022, is a $6.8 million non-recurring profits participation payment received on a mezzanine loan. The Company holds a modest portfolio of equity securities, primarily in NWL Financial, Inc., whose fair value changes are recorded in net investment income. For the three months ended June 30, 2022 and 2021, the market value changes for these securities were a decrease of $5.2 million and an increase of $2.0 million, respectively and for the six months there ended were a decrease of $5.9 million and an increase of $3.4 million, respectively.

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

	June 30, 2022		December 31, 2021
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Debt securities available-for-sale	$8,160,952	83.0	$9,068,946	82.7
Debt securities trading	909,647	9.2	1,077,438	9.8
Mortgage loans	511,936	5.2	487,304	4.4
Policy loans	71,443	0.7	71,286	0.6
Derivatives, index options	6,071	0.1	101,622	0.9
Real estate	28,242	0.3	28,606	0.3
Equity securities	22,121	0.2	28,217	0.3
Other	130,617	1.3	109,064	1.0

Totals	$9,841,029	100.0	$10,972,483	100.0

Invested assets at June 30, 2022 include Ozark National and NIS amounts as follows: Debt securities of $709.3 million and Policy loans of $22.5 million. These invested asset amounts at December 31, 2021 were: Debt securities of $823.0 million and Policy loans of $23.3 million. The decrease in the debt securities balance from December 31, 2021 to June 30, 2022 is due to recording these investments at fair market values which decreased during the period with the rise in interest rates.

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

The Company maintains a diversified debts security portfolio which consists mostly of corporate, mortgage-backed, and public utility fixed income securities. Investments in mortgage-backed securities primarily include U.S. Government agency pass-through securities and collateralized mortgage obligations ("CMO"). The Company's investment guidelines prescribe limitations by type of security as a percent of the total investment portfolio and all holdings were within these threshold limits. As of June 30, 2022 and December 31, 2021, the Company's available-for-sale debt securities portfolio consisted of the following classes of securities:

	June 30, 2022		December 31, 2021
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Corporate	$5,973,804	73.3	$6,700,953	73.8
Residential mortgage-backed securities	378,878	4.6	549,623	6.1
Public utilities	695,813	8.5	784,969	8.7
State and political subdivisions	449,563	5.5	505,960	5.6
U.S. agencies	31,222	0.4	44,543	0.5
Asset-backed securities	555,272	6.8	390,260	4.3
Commercial mortgage-backed	26,062	0.3	27,757	0.3
Foreign governments	48,535	0.6	62,391	0.7
U.S. Treasury	1,803	—	2,490	—

Totals	$8,160,952	100.0	$9,068,946	100.0

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

	Six Months Ended June 30,	Year Ended December 31,
	2022	2021

	($ In thousands)

Cost of acquisitions	$609,963	$1,104,009
Average credit quality	A-	A-
Effective annual yield	3.94%	3.02%
Spread to treasuries	1.65%	1.31%
Effective duration	8.1 years	10.5 years

In the past several years, the Company has purchased a higher level of longer maturity debt securities to match the increased duration of its growing life insurance policy liabilities. However, with the results of a strategic asset allocation study, the Company is extending its asset maturities through incremental investments in commercial mortgage loans and alternative investment funds.

In addition to diversification, an important aspect of the Company's investment approach is managing the credit quality of its investment in debt securities. Thorough credit analysis is performed on potential corporate investments including examination of a company's credit and industry outlook, financial ratios and trends, and event risks. This emphasis is reflected in the high average credit rating of the Company's debt securities portfolio with 98.6%, as of June 30, 2022, held in investment grade securities. In the table below, investments in available-for-sale debt securities are classified according to credit ratings by nationally recognized statistical rating organizations.

	June 30, 2022		December 31, 2021
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

AAA	$156,145	1.9	$126,954	1.4
AA	2,168,916	26.6	2,474,572	27.3
A	1,816,168	22.3	1,861,686	20.5
BBB	3,908,728	47.8	4,452,694	49.1
BB and other below investment grade	110,995	1.4	153,040	1.7

Totals	$8,160,952	100.0	$9,068,946	100.0

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

	Available-for-Sale Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	% of Invested Assets

	(In thousands, except percentages)

June 30, 2022	$122,421	110,995	110,995	1.1%

December 31, 2021	$150,447	153,040	153,040	1.4%

As shown, the Company's percentage of below investment grade securities as of June 30, 2022 compared with the percentage at December 31, 2021 decreased in the first six months of 2022. The Company's holdings of below investment grade securities are relatively small and as a percentage of total invested assets remain low compared to industry averages.

Holdings in below investment grade securities as of June 30, 2022 are summarized below by category, including their comparable fair value as of December 31, 2021. The Company continually monitors developments in these industries for issues that may affect security valuation.

	Available-for-Sale Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	Fair Value
Industry Category	June 30, 2022	June 30, 2022	June 30, 2022	December 31, 2021

	(In thousands)

Asset-backed securities	$581	581	581	588
Oil & gas	90,513	81,801	81,801	92,777
Manufacturing	11,995	9,975	9,975	11,430
Other	19,332	18,638	18,638	17,753

Total before Allowance for credit losses	122,421	110,995	110,995	122,548

Allowance for credit losses	—	—	—	—

Totals	$122,421	110,995	110,995	122,548

The Company closely monitors its below investment grade holdings by reviewing investment performance indicators, including information such as issuer operating performance, debt ratings, analyst reports and other economic factors that may affect these specific investments. While additional losses are not currently anticipated, based on the existing status and condition of these securities, credit deterioration of some securities or the markets in general is possible, which may result in future allowances or write-downs. The Company has no direct holdings of debt securities with operations in Ukraine or Russia, nor does it hold any investments in debt securities with significant exposure to these regions.

The Company's holdings in available-for-sale debt securities provide flexibility (a) to react to market opportunities and conditions and (b) to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs. Holdings in trading debt securities are included in funds withheld account assets to support reinsured policy liabilities.

	June 30, 2022
	Fair Value	Amortized Cost	Allowance for Credit Losses	Unrealized Gains (Losses)

	(In thousands)

Debt securities available-for-sale	$8,160,952	8,723,242	—	(562,290)
Debt securities trading	909,647	1,055,106	—	(145,459)

Totals	$9,070,599	9,778,348	—	(707,749)

The unrealized loss position of the Company's debt securities holdings reflects the impact of rising interest rate levels on fair market values. At December 31, 2021, the Company's debt securities were in an unrealized gain position of $476.0 million. At March 31, 2022, this position had changed to an unrealized loss of $(155.3) million.

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

The Company's trading debt securities portfolio consisted of the following classes of securities:

	June 30, 2022		December 31, 2021
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Corporate	$364,678	40.2	$423,778	39.4
Residential mortgage-backed securities	19,376	2.1	44,772	4.2
Public utilities	27,534	3.0	36,973	3.4
State and political subdivisions	13,763	1.5	17,487	1.6
Asset-backed securities	278,381	30.6	313,855	29.1
Commercial mortgage-backed	205,915	22.6	240,573	22.3

Totals	$909,647	100.0	$1,077,438	100.0

In the table below, investments in trading debt securities are classified according to credit ratings by nationally recognized statistical rating organizations.

	June 30, 2022		December 31, 2021
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

AAA	$6,775	0.7	$6,473	0.6
AA	213,754	23.5	251,507	23.3
A	181,609	20.0	207,637	19.3
BBB	475,231	52.3	573,139	53.2
BB and other below investment grade	32,278	3.5	38,682	3.6

Totals	$909,647	100.0	$1,077,438	100.0

The investments in the trading debt securities below investment grade are summarized below.

	Trading Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	% of Invested Assets

	(In thousands, except percentages)

June 30, 2022	$36,365	32,278	32,278	0.3%
December 31, 2021	39,470	38,682	38,682	0.4%
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

The Company targets a minimum specified yield on mortgage loan investments determined by reference to currently available debt security instrument yields, plus a desired amount of incremental basis points. A low interest rate environment, along with a competitive marketplace, had resulted in fewer loan opportunities being available that met the Company's required rate of return. Mortgage loan originations were further impeded by the COVID-19 pandemic and its effects upon the commercial real estate market. As stabilization returned to the commercial real estate market, the Company directed resources and effort towards expanding its mortgage loan investment portfolio in 2021. In the first six months of 2022, the rapid rise in interest rate levels has caused potential mortgage loan opportunities to fall outside the Company's underwriting criteria resulting in a lower level of originations. Mortgage loans originated by the Company totaled $44.1 million in the six months ended June 30, 2022 compared to $70.3 million for the six months ended June 30, 2021 and $183.6 million for the year ended December 31, 2021.

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

The Company held net investments in mortgage loans, after allowances for possible losses, totaling $511.9 million and $487.3 million at June 30, 2022 and December 31, 2021, respectively. The diversification of the portfolio by geographic region and by property type was as follows:

	June 30, 2022		December 31, 2021
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Geographic Region:
West South Central	$221,897	43.1	$237,644	48.5
South Atlantic	104,858	20.4	81,847	16.7
East North Central	61,070	11.9	61,397	12.6
West North Central	12,079	2.3	12,213	2.5
East South Central	19,040	3.7	20,069	4.1
Pacific	13,177	2.6	13,800	2.8
Middle Atlantic	40,787	7.8	36,296	7.4
Mountain	42,317	8.2	26,613	5.4
Gross balance	515,225	100.0	489,879	100.0

Market value adjustment	(716)	(0.1)	412	0.1
Allowance for credit losses	(2,573)	(0.5)	(2,987)	(0.6)

Totals	$511,936	99.4	$487,304	99.5

	June 30, 2022		December 31, 2021
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Property Type:
Retail	$173,905	33.7	$164,895	33.7
Office	141,474	27.5	142,824	29.2
Storage facility	78,481	15.2	73,401	15.0
Apartments	38,646	7.5	38,920	7.9
Industrial	36,381	7.1	34,212	7.0
Hotel	23,606	4.6	23,748	4.8
Land/Lots	4,601	0.9	4,597	0.9
Residential	13,364	2.6	1,905	0.4
All other	4,767	0.9	5,377	1.1
Gross balance	515,225	100.0	489,879	100.0

Market value adjustment	(716)	(0.1)	412	0.1
Allowance for credit losses	(2,573)	(0.5)	(2,987)	(0.6)

Totals	$511,936	99.4	$487,304	99.5

Included in the mortgage loan investment balance at June 30, 2022 and December 31, 2021 were mortgage loan investments made by the reinsurer under the funds withheld reinsurance agreement totaling $18.7 million and $8.5 million, respectively. Similar to trading debt securities, these loans are reported at fair market values in order to allow the market value fluctuation to be recorded directly in the Condensed Consolidated Statements of Earnings and to offset the embedded derivative liability change due to market value fluctuations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Mortgage Loans Allowance for Credit Losses:
Balance, beginning of the period	$2,816	3,033	2,987	2,486
Provision (release) during the period	(243)	205	(414)	752

Balance, end of period	$2,573	3,238	2,573	3,238

The Company's direct investments in real estate are not a significant portion of its total investment portfolio and consist primarily of income-producing properties which are being operated by a wholly owned subsidiary of National Western. The Company's real estate investments totaled approximately $28.2 million and $28.6 million at June 30, 2022 and December 31, 2021, respectively. During the six months ended June 30, 2022, the Company sold land located in Freeport, Texas and Houston, Texas for a net realized gain of $0.3 million.

The Company recognized operating income of approximately $1.5 million and $1.4 million on real estate properties in the first six months of 2022 and 2021, respectively. The Company monitors the conditions and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition.

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

Interest Rate Risk

A gradual increase in interest rates from current levels would generally be a positive development for the Company. Rate increases would be expected to provide incremental net investment income, produce increased sales of fixed rate products, and limit the potential erosion of the Company's interest rate spread on products due to minimum guaranteed crediting rates in products. Alternatively, a rise in interest rates reduces the fair value of the Company's investment portfolio and if long-term rates rise dramatically within a relatively short time period the Company could be exposed to disintermediation risk. Disintermediation risk is the risk that policyholders will surrender their policies in a rising interest rate environment forcing the Company to liquidate assets when they are in an unrealized loss position.

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

The movement of interest rates and fair values of available-for-sale debt securities for the quarters ended June 30, 2022 and March 31, 2022, and for the year ended December 31, 2021 are reflected in the tables below.

	June 30, 2022	March 31, 2022	December 31, 2021

	(In thousands except percentages)

Available-for-Sale Debt securities - fair value	$8,160,952	8,715,874	9,068,946
Available-for-Sale Debt securities - amortized cost	$8,723,242	8,809,594	8,604,250
Fair value as a percentage of amortized cost	93.55%	98.94%	105.40%
Net unrealized gain (loss) balance	$(562,290)	(93,720)	464,696
Ten-year U.S. Treasury bond – increase (decrease) in yield for the period	0.68%	0.83%	0.59%

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

The Company's unrealized gain (loss) balance for available-for-sale and trading debt securities held at June 30, 2022, March 31, 2022, and December 31, 2021 is shown in the following table. The change in unrealized balance pertaining to debt securities available-for-sale is recorded in Other comprehensive income in the Condensed Consolidated Statements of Comprehensive Income while the change in the unrealized balance pertaining to trading debt securities is recorded in net investment income in the Condensed Consolidated Statements of Earnings.

	Net Unrealized Gain (Loss) Balance
	At June 30, 2022	At March 31, 2022	At December 31, 2021	Quarter Change in Unrealized Balance	Year-to-date Change in Unrealized Balance

	(In thousands)

Debt securities available-for-sale	$(562,290)	(93,720)	464,696	(468,570)	(1,026,986)
Debt securities trading	(145,459)	(61,613)	11,331	(83,846)	(156,790)

Totals	$(707,749)	(155,333)	476,027	(552,416)	(1,183,776)

Changes in interest rates typically have a sizable effect on the fair values of the Company's debt securities. The market interest rate of the ten-year U.S. Treasury bond increased 151 basis points from 1.51% at year-end 2021 to 3.02% by the end of the first six months of 2022. Therefore the decrease in the unrealized gain balance position at December 31, 2021 is the expected portfolio value movement.

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

The Company performed detailed sensitivity analysis as of December 31, 2021, for its interest rate-sensitive assets and liabilities. The changes in market values of the Company's debt securities in the first six months of 2022 were reasonable given the expected range of results of this analysis.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity requirements are met primarily by funds provided from operations. Premium deposits and annuity considerations, investment income, and investment maturities and prepayments are the primary sources of funds while investment purchases, policy benefits in the form of claims, and payments to policyholders and contract holders in connection with surrenders and withdrawals as well as operating expenses are the primary uses of funds. To ensure the Company will be able to pay future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed income securities. Funds are invested with the intent that the income from investments, plus proceeds from maturities, will meet the ongoing cash flow needs of the Company. The approach of matching asset and liability durations and yields requires an appropriate mix of investments. Although the Company historically has not been put in the position of having to liquidate invested assets to provide cash flow, its investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs. National Western maintains a line of credit facility of $75 million which it may access for short-term cash needs. There were no borrowings under the line of credit as of June 30, 2022. In addition, as previously reported, National Western is a member of the Federal Home Loan Bank of Dallas (FHLB) through an initial minimum required stock investment of $4.3 million. Through this membership, National Western is able to create a specified borrowing capacity based upon the amount of collateral it elects to establish. At June 30, 2022, securities in the amount of $57.4 million (fair value of $56.4 million) were pledged as collateral to the FHLB.

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

The actual amounts paid by product line in connection with surrenders and withdrawals, before reinsurance, for the three and six months ended June 30, 2022 and 2021, are noted in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)

Product Line:
Traditional Life	$4,335	4,943	8,056	8,984
Universal Life	25,459	26,988	47,923	46,337
Annuities	142,332	179,033	292,304	340,620

Total	$172,126	210,964	348,283	395,941

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

Cash flows from the Company's insurance operations have historically been sufficient to meet current needs. Cash flows from operating activities were $139.3 million and $5.8 million for the six months ended June 30, 2022 and 2021, respectively. The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $635.4 million and $790.1 million for the six months ended June 30, 2022 and 2021, respectively. Operating and investing activity cash flow items could be reduced if interest rates rise at an accelerated rate in the future. Net cash inflows/(outflows) from the Company's universal life and investment annuity deposit product operations totaled $(227.2) million and $(17.7) million during the six months ended June 30, 2022 and 2021, respectively. The higher negative net outflow in the first six months of 2022 reflects a lower level of fixed-index annuity and life sales.

Capital Resources

The Company relies on stockholders' equity for its capital resources as there is no long-term debt outstanding and the Company does not anticipate the need for any long-term debt in the near future. As of June 30, 2022, the Company maintained commitments for its normal operating and investment activities.

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

As the largest subsidiary of NWLGI, National Western serves as the primary funding source for NWLGI. The capacity of National Western to pay dividends to NWLGI is limited by law in the state of Colorado to earned profits (statutory unassigned surplus). At December 31, 2021, the maximum amount legally available for distribution without further regulatory approval is $64.4 million. National Western paid a dividend of $2.0 million in the three and six months ended June 30, 2022.

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

The table below summarizes future estimated cash payments under existing contractual obligations.

	Payment Due by Period
	Total	Less Than 1 Year	1 Year or More

	(In thousands)

Loan commitments	$11,300	11,300	—
Commitments for capital calls to investment funds (3)	354,643	135,133	219,510
Lease obligations	1,174	343	831
Claims payable (1)	86,840	86,840	—
Other long-term reserve liabilities reflected on the balance sheet (2)	12,526,311	1,005,481	11,520,830

Total	$12,980,268	1,239,097	11,741,171

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

The Company, through its wholly owned subsidiary Braker P III, LLC ("BP III"), owns a commercial office building for which it has entered into lease agreements with various tenants for space not occupied by the Company. Total revenues recorded pertaining to these non-Company leases for the three-month periods ended June 30, 2022 and 2021 amounted to $1.3 million and $1.3 million, respectively, and for the six months there ended amounted to $2.6 million and $2.6 million, respectively. Under their respective terms these leases expire at various dates from 2023 through 2026.

The table below summarizes future estimated cash receipts under all existing lease agreements, including those in addition to the BP III lease agreements discussed above.

	Estimated Cash Receipts by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

	(In thousands)

Real estate revenue	$37,116	6,554	12,033	6,700	11,829

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

There were no changes in the Company's internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(e) under the Exchange Act, during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company maintains a limited stock buy-back program associated with its Incentive Plan which provides Option Holders the additional alternative of selling shares acquired through the exercise of stock options directly back to the Company. Purchased shares, if any, are reported in the Company's Condensed Consolidated Financial Statements as authorized and unissued. At December 31, 2021 and June 30, 2022, there were no stock options vested or unvested and outstanding under the Incentive Plan.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May yet Be Purchased Under the Plans or Programs

April 1, 2022 through April 30, 2022	—	$—	N/A	N/A
May 1, 2022 through May 31, 2022	—	$—	N/A	N/A
June 1, 2022 through June 30, 2022	—	$—	N/A	N/A

Total	—	$—	N/A	N/A

ITEM 4.  Removed and Reserved.

ITEM 6.  EXHIBITS

(a) Exhibits

Exhibit 31(a)	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	-	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL WESTERN LIFE GROUP, INC.
(Registrant)

Date:	August 9, 2022	/S/ Ross R. Moody
Ross R. Moody
Chairman of the Board, President and
Chief Executive Officer
(Authorized Officer)

Date:	August 9, 2022	/S/ Brian M. Pribyl
Brian M. Pribyl
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)
(Principal Accounting Officer)