Form 10-Q
period 2022-09-30
National Western Life Group, Inc.
filed 2022-11-09
CIK 1635984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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
Large Accelerated filer  ☐  Accelerated filer  ☒    Non-accelerated filer (Do not check if a smaller reporting company)  ☐  Smaller reporting company ☐  Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of November 7, 2022, the number of shares of Registrant's common stock outstanding was: Class A – 3,436,020 and  Class B - 200,000.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
ASSETS	September 30, 2022	December 31, 2021

Investments:
Debt securities available-for-sale, at fair value (cost: $8,576,423 and $8,604,250)	$7,650,578	9,068,946
Debt securities trading, at fair value (cost: $1,259,248 and $1,066,108)	1,052,361	1,077,438
Mortgage loans, net of allowance for credit losses ($3,798 and $2,987), ($19,390 and $8,469 at fair value)	507,242	487,304
Policy loans	70,397	71,286
Derivatives, index options	6,815	101,622
Equity securities, at fair value (cost: $16,294 and $16,549)	21,698	28,217
Other long-term investments	230,267	137,670

Total investments	9,539,358	10,972,483

Cash and cash equivalents	331,139	714,624
Deferred policy acquisition costs	963,662	569,839
Deferred sales inducements	122,967	78,136
Value of business acquired	148,189	154,499
Cost of reinsurance	81,494	89,686
Accrued investment income	92,349	84,394
Federal income tax receivable	14,416	—
Deferred federal income tax asset	66,856	—
Amounts recoverable from reinsurer, net of allowance for credit losses ($700 and $0)	1,763,500	1,539,919
Other assets	114,295	126,609

Total assets	$13,238,225	14,330,189

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY	September 30, 2022	December 31, 2021

LIABILITIES:

Future policy benefits:
Universal life and annuity contracts	$8,684,681	9,003,275
Traditional life reserves	917,127	909,712
Other policyholder liabilities	146,552	134,338
Funds withheld liability	1,367,599	1,485,267
Deferred Federal income tax liability	—	101,166
Federal income tax payable	—	2,331
Other liabilities	184,850	154,409

Total liabilities	11,300,809	11,790,498

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:

Common stock:
Class A - $0.01 par value; 7,500,000 shares authorized; 3,436,020 issued and outstanding in 2022 and 2021	34	34
Class B - $0.01 par value; 200,000 shares authorized, issued, and outstanding in 2022 and 2021	2	2
Additional paid-in capital	41,716	41,716
Accumulated other comprehensive income (loss)	(475,032)	215,953
Retained earnings	2,370,696	2,281,986

Total stockholders’ equity	1,937,416	2,539,691

Total liabilities and stockholders' equity	$13,238,225	14,330,189

Note:  The Condensed Consolidated Balance Sheet at December 31, 2021 has been derived from the audited Consolidated Financial Statements as of that date.

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended September 30, 2022 and 2021
(Unaudited)
(In thousands, except per share amounts)

	2022	2021

Premiums and other revenues:
Universal life and annuity contract charges	$36,063	32,850
Traditional life premiums	21,639	22,244
Net investment income	79,504	88,970
Other revenues	5,922	5,806
Net realized investment gains:
Other net investment gains	745	5,011
Total net realized investment gains	745	5,011

Total revenues	143,873	154,881

Benefits and expenses:
Life and other policy benefits	37,356	70,633
Amortization of deferred transaction costs	31,679	(8,389)
Universal life and annuity contract interest	17,548	11,663
Other operating expenses	29,387	30,793

Total benefits and expenses	115,970	104,700

Earnings before Federal income taxes	27,903	50,181

Federal income taxes	6,142	10,341

Net earnings	$21,761	39,840

Basic earnings per share:
Class A	$6.15	$11.27
Class B	$3.08	$5.63

Diluted earnings per share:
Class A	$6.15	$11.27
Class B	$3.08	$5.63

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Nine Months Ended September 30, 2022 and 2021
(Unaudited)
(In thousands, except per share amounts)

	2022	2021

Premiums and other revenues:
Universal life and annuity contract charges	$101,406	101,799
Traditional life premiums	65,619	66,940
Net investment income	204,702	411,589
Other revenues	17,297	17,254
Net realized investment gains:
Other net investment gains	6,305	9,842
Total net realized investment gains	6,305	9,842

Total revenues	395,329	607,424

Benefits and expenses:
Life and other policy benefits	114,432	144,426
Amortization of deferred transaction costs	88,451	46,723
Universal life and annuity contract interest	(11,058)	134,481
Other operating expenses	92,290	90,596

Total benefits and expenses	284,115	416,226

Earnings before Federal income taxes	111,214	191,198

Federal income taxes	22,504	39,329

Net earnings	$88,710	151,869

Basic earnings per share:
Class A	$25.09	$42.95
Class B	$12.54	$21.47

Diluted earnings per share:
Class A	$25.09	$42.95
Class B	$12.54	$21.47

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended September 30, 2022 and 2021
(Unaudited)
(In thousands)

	2022	2021

Net earnings	$21,761	39,840

Other comprehensive income (loss), net of effects of deferred costs and taxes:
Unrealized gains (losses) on available-for-sale securities:
Net unrealized holding gains (losses) arising during period	(181,206)	(21,319)
Reclassification adjustment for net amounts included in net earnings	129	(3,970)

Net unrealized gains (losses) on securities	(181,077)	(25,289)

Foreign currency translation adjustments	48	(96)

Benefit plans:
Amortization of net prior service cost and net gain	1,135	1,934

Other comprehensive income (loss)	(179,894)	(23,451)

Comprehensive income (loss)	$(158,133)	16,389

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended September 30, 2022 and 2021
(Unaudited)
(In thousands)

	2022	2021

Net earnings	$88,710	151,869

Other comprehensive income, net of effects of deferred costs and taxes:
Unrealized gains (losses) on available-for-sale securities:
Net unrealized holding gains (losses) arising during period	(690,729)	(132,118)
Reclassification adjustment for net amounts included in net earnings	(3,998)	(8,899)

Net unrealized gains (losses) on securities	(694,727)	(141,017)

Foreign currency translation adjustments	339	(172)

Benefit plans:
Amortization of net prior service cost and net gain	3,403	5,804

Other comprehensive income (loss)	(690,985)	(135,385)

Comprehensive income (loss)	$(602,275)	16,484

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended September 30, 2022 and 2021
(Unaudited)
(In thousands)

	2022	2021

Common stock:
Balance at beginning of period	$36	36

Balance at end of period	36	36

Additional paid-in capital:
Balance at beginning of period	41,716	41,716

Balance at end of period	41,716	41,716

Accumulated other comprehensive income (loss):
Unrealized gains (losses) on debt securities available-for-sale:
Balance at beginning of period	(287,430)	303,013
Change in unrealized gains (losses) during period, net of tax	(181,077)	(25,289)

Balance at end of period	(468,507)	277,724

Foreign currency translation adjustments:
Balance at beginning of period	5,391	5,040
Change in translation adjustments during period	48	(96)

Balance at end of period	5,439	4,944

Benefit plan liability adjustment:
Balance at beginning of period	(13,099)	(24,566)
Amortization of net prior service cost and net gain, net of tax	1,135	1,934

Balance at end of period	(11,964)	(22,632)

Accumulated other comprehensive income (loss) at end of period	(475,032)	260,036

Retained earnings:
Balance at beginning of period	2,348,935	2,214,606
Net earnings	21,761	39,840

Balance at end of period	2,370,696	2,254,446

Total stockholders' equity	$1,937,416	2,556,234

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY For the Nine Months Ended September 30, 2022 and 2021 (Unaudited) (In thousands)

	2022	2021

Common stock:
Balance at beginning of period	$36	36

Balance at end of period	36	36

Additional paid-in capital:
Balance at beginning of period	41,716	41,716

Balance at end of period	41,716	41,716

Accumulated other comprehensive income (loss):
Unrealized gains (losses) on non-impaired securities:
Balance at beginning of period	226,220	418,741
Change in unrealized gains (losses) during period, net of tax	(694,727)	(141,017)

Balance at end of period	(468,507)	277,724

Foreign currency translation adjustments:
Balance at beginning of period	5,100	5,116
Change in translation adjustments during period	339	(172)

Balance at end of period	5,439	4,944

Benefit plan liability adjustment:
Balance at beginning of period	(15,367)	(28,436)
Amortization of net prior service cost and net loss, net of tax	3,403	5,804

Balance at end of period	(11,964)	(22,632)

Accumulated other comprehensive income (loss) at end of period	(475,032)	260,036

Retained earnings:
Balance at beginning of period	2,281,986	2,102,577
Net earnings	88,710	151,869

Balance at end of period	2,370,696	2,254,446

Total stockholders' equity	$1,937,416	2,556,234

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2022 and 2021
(Unaudited)
(In thousands)

	2022	2021

Cash flows from operating activities:
Net earnings	$88,710	151,869
Adjustments to reconcile net earnings to net cash from operating activities:
Universal life and annuity contract interest	(11,058)	134,481
Surrender charges and other policy revenues	(14,338)	(19,900)
Realized (gains) losses on investments	(6,305)	(9,842)
Accretion/amortization of discounts and premiums, investments	(3,289)	1,887
Depreciation and amortization	10,598	9,803
Increase (decrease) in estimated credit losses on investments	812	1,470
(Increase) decrease in value of debt securities trading	218,218	(9,556)
(Increase) decrease in value of equity securities	4,942	(3,714)
(Increase) decrease in value of derivative options	89,173	(70,474)
(Increase) decrease in deferred policy acquisition and sales inducement costs, and value of business acquired	47,694	(28,871)
(Increase) decrease in accrued investment income	(7,955)	(3,519)
(Increase) decrease in reinsurance recoverable	81,454	128,325
(Increase) decrease in cost of reinsurance	8,192	10,262
(Increase) decrease in other assets	(333)	(5,563)
Increase (decrease) in liabilities for future policy benefits	93,088	(103,396)
Increase (decrease) in other policyholder liabilities	12,214	(6,451)
Increase (decrease) in Federal income tax liability	(16,747)	923
Increase (decrease) in deferred Federal income tax	15,658	8,349
Increase (decrease) in funds withheld liability	(360,791)	(157,207)
Increase (decrease) in other liabilities	(15,347)	(31,539)

Net cash provided by operating activities	234,590	(2,663)

Cash flows from investing activities:
Proceeds from sales of:
Debt securities available-for-sale	39,254	1,153,113
Debt securities trading	17,183	3,232
Other investments	4,053	22,934
Proceeds from maturities, redemptions, and prepayments of:
Debt securities available-for-sale	822,494	1,143,075
Debt securities trading	82,445	18,958
Other investments	23,748	20,195
Derivatives, index options	46,561	155,142
Purchases of:
Debt securities available-for-sale	(807,484)	(1,128,594)

	Continued on Next Page

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) For the Nine Months Ended September 30, 2022 and 2021 (Unaudited) (In thousands)

	2022	2021

Debt securities trading	(290,799)	(1,092,445)
Equity securities	(900)	(10,592)
Derivatives, index options	(39,762)	(34,494)
Other investments	(112,389)	(41,928)
Property, equipment, and other productive assets	(1,348)	(8,143)
Principal payments on mortgage loans	23,076	19,927
Cost of mortgage loans acquired	(45,402)	(151,402)
Decrease (increase) in policy loans	263	2,415
Other (increases) decreases to funds withheld	(372)	(71,077)

Net cash provided by (used in) investing activities	(239,379)	316

Cash flows from financing activities:
Deposits to account balances for universal life and annuity contracts	258,248	479,063
Return of account balances on universal life and annuity contracts	(637,119)	(517,027)
Principal payments under finance lease obligation	(254)	(303)

Net cash provided by (used in) financing activities	(379,125)	(38,267)

Effect of foreign exchange	429	(219)

Net increase (decrease) in cash, cash equivalents, and restricted cash	(383,485)	(40,833)
Cash, cash equivalents, and restricted cash at beginning of period	714,624	581,059

Cash, cash equivalents and restricted cash at end of period	$331,139	540,226

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$56	56
Income taxes	$23,643	30,042

Noncash operating activities:
Net deferral and amortization of sales inducements	$(5,649)	4,576
Establishment of funds withheld liability (see Note 1)	$243,123	—
Deferred gain on reinsurance	$30,811	—

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position and results of operations of National Western Life Group, Inc. ("NWLGI") and its wholly owned subsidiaries (collectively, the “Company”), on a basis consistent with the prior audited consolidated financial statements, as of September 30, 2022, and for the three and nine months ended September 30, 2022 and September 30, 2021. Such adjustments are of a normal recurring nature. Certain reclasses of prior year balances have been made for comparison. The results of operations for the nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year. It is recommended that these Condensed Consolidated Financial Statements be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 which is accessible free of charge through the Company's internet site at www.nwlgi.com or the Securities and Exchange Commission internet site at www.sec.gov. The Condensed Consolidated Balance Sheet at December 31, 2021 has been derived from the audited consolidated financial statements as of that date.

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

As a result of executing a funds withheld coinsurance agreement at December 31, 2020, the Company implemented accounting policies related to trading debt securities and the embedded derivative on reinsurance in its financial statements. Trading securities represent debt securities that are included in the fund assets withheld as part of the funds withheld coinsurance agreements to support the policyholder liability obligations ceded to the reinsurer. Trading debt securities are reported in the accompanying Condensed Consolidated Financial Statements at their fair values with changes in their fair values reflected as a component of Net investment income in the Condensed Consolidated Statements of Earnings. Since these trading debt securities pertain to investment activities related to coinsurance agreements rather than as an income strategy based on active trading, they are classified as investing activities in the Condensed Consolidated Statements of Cash Flows. Under the terms of a coinsurance funds withheld agreement, while the assets are withheld, the associated interest and credit risk of these assets are transferred to the reinsurer creating an embedded derivative on reinsurance in the funds withheld liability. Accordingly, the Company is required to bifurcate the embedded derivative from the host contract in accordance with ASC 815-15. The bifurcated embedded derivative on reinsurance is computed as the fair value unrealized gain (loss) on the underlying funds withheld assets. This amount is included as a component of the funds withheld liability balance reported on the Condensed Consolidated Balance Sheets, with changes in the embedded derivative on reinsurance reported in Net investment income in the Condensed Consolidated Statements of Earnings.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
On July 27, 2022, National Western entered into a Funds Withheld Coinsurance Agreement with Aspida Life Re Ltd. (“Aspida"), a reinsurer organized under the Laws of Bermuda. Pursuant to this agreement, the Company agreed to cede, on a coinsurance with funds withheld basis, a specified quota share of certain liabilities pertaining to an in-force block of annuity contracts issued by the Company before July 1, 2022. The amount of statutory reserve liabilities ceded by the Company to Aspida under the agreement approximates $250.0 million. In addition, pursuant to the agreement, the Company has agreed to cede, on a coinsurance with funds withheld basis, a specified quota share of certain annuity contracts issued or to be issued by the Company on or after July 1, 2022.

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

The table below shows the net unrealized gains and losses on available-for-sale securities that were reclassified out of accumulated other comprehensive income for the three and nine months ended September 30, 2022 and September 30, 2021.

Affected Line Item in the Condensed Consolidated Statements of Earnings	Amount Reclassified From Accumulated Other Comprehensive Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)

Other net investment gains	$(163)	5,025	5,061	11,265
Earnings before Federal income taxes	(163)	5,025	5,061	11,265
Federal income taxes	(34)	1,055	1,063	2,366

Net earnings	$(129)	3,970	3,998	8,899

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(3) STOCKHOLDERS' EQUITY

Robert L. Moody, Sr., through the Robert L. Moody Revocable Trust, controls 99.0% of the total outstanding shares of the Company's Class B common stock as of September 30, 2022. Holders of the Company's Class A common stock elect one-third of the Board of Directors of the Company, and holders of the Class B common stock elect the remainder. Any cash or in-kind dividends paid on each share of Class B common stock are limited to one-half of the cash or in-kind dividends paid on each share of Class A common stock. In the event of liquidation of the Company, the Class A stockholders will receive the par value of their shares; then the Class B stockholders shall receive the par value of their shares; and the remaining net assets of the Company shall be divided between the stockholders of both Class A and Class B stock based upon the number of shares held.

As the sole owner of National Western, all dividends declared by National Western are payable entirely to NWLGI and are eliminated in consolidation. National Western is restricted by state insurance laws as to dividend amounts which may be paid to stockholders without prior approval from the Colorado Division of Insurance. The restrictions are based on the lesser of statutory earnings from operations, excluding capital gains, or 10% of statutory surplus of National Western as of the previous year-end. Under these guidelines, the maximum dividend payment which may be made without prior approval in 2022 is $64.4 million. During the nine months ended September 30, 2022, National Western declared and paid a $2.0 million dividend to NWLGI. National Western did not declare or pay cash dividends to NWLGI during the nine months ended September 30, 2021.

Ozark National is similarly restricted under the state insurance laws of Missouri as to dividend amounts which may be paid to stockholders without prior approval to the greater of 10.0% of the statutory surplus of the company from the preceding year-end or the company's net gain from operations, excluding capital gains, from the prior calendar year. Based upon this restriction, the maximum dividend payment which may be made in 2022 without prior approval is $18.6 million. All dividends declared by Ozark National are payable entirely to NWLIC as the sole owner and are eliminated in consolidation. Ozark National did not declare or pay cash dividends to NWLIC during the nine months ended September 30, 2022 and 2021.

NWLGI did not declare or pay cash dividends on its common shares during the nine months ended September 30, 2022 and 2021.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B

	(In thousands except per share amounts)

Numerator for Basic and Diluted Earnings Per Share:
Net earnings	$21,761		39,840
Dividends - Class A shares	—		—
Dividends - Class B shares	—		—

Undistributed earnings	$21,761		39,840

Allocation of net earnings:
Dividends	$—	—	—	—
Allocation of undistributed earnings	21,146	615	38,713	1,127

Net earnings	$21,146	615	38,713	1,127

Denominator:
Basic earnings per share - weighted-average shares	3,436	200	3,436	200
Effect of dilutive stock options	—	—	—	—

Diluted earnings per share - adjusted weighted-average shares for assumed conversions	3,436	200	3,436	200

Basic earnings per share	$6.15	3.08	11.27	5.63

Diluted earnings per share	$6.15	3.08	11.27	5.63

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B

	(In thousands except per share amounts)

Numerator for Basic and Diluted Earnings Per Share:
Net earnings	$88,710		151,869
Dividends - Class A shares	—		—
Dividends - Class B shares	—		—

Undistributed earnings	$88,710		151,869

Allocation of net earnings:
Dividends	$—	—	—	—
Allocation of undistributed earnings	86,201	2,509	147,574	4,295

Net earnings	$86,201	2,509	147,574	4,295

Denominator:
Basic earnings per share - weighted-average shares	3,436	200	3,436	200
Effect of dilutive stock options	—	—	—	—

Diluted earnings per share - adjusted weighted-average shares for assumed conversions	3,436	200	3,436	200

Basic earnings per share	$25.09	12.54	42.95	21.47

Diluted earnings per share	$25.09	12.54	42.95	21.47

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(In thousands)

Service cost	$32	29	98	89
Interest cost	145	133	435	396
Expected return on plan assets	(394)	(356)	(1,181)	(1,068)
Amortization of net loss	34	135	101	404

Net periodic benefit cost	$(183)	(59)	(547)	(179)

The service cost shown above for each period represents plan expenses expected to be paid out of plan assets. Under the clarified rules of the Pension Protection Act, plan expenses paid from plan assets are to be included in the plan's service cost component.

The Company's minimum required contribution for the 2022 plan year is $0.0 million. There were no planned contributions remaining for the 2021 plan year as of September 30, 2022. There were no planned contributions remaining for the 2022 plan year as of September 30, 2022. As of September 30, 2022, the Company has made $0.3 million in contributions to the plan for the 2021 plan year and $0.0 million in contributions to the plan for the 2022 plan year.

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

The following table summarizes the components of net periodic benefit costs for the non-qualified defined benefit plans.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(In thousands)

Service cost	$260	309	779	927
Interest cost	278	262	835	783
Amortization of prior service cost	14	14	44	44
Amortization of net loss	585	1,283	1,754	3,848

Net periodic benefit cost	$1,137	1,868	3,412	5,602

As the plans are not funded, there is no expected return on plan assets shown in the net periodic benefit cost table above. The Company expects to contribute $2.0 million to these plans in 2022. As of September 30, 2022, the Company had contributed $1.3 million to the plans.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(In thousands)

Interest cost	$44	37	130	111
Amortization of net loss	52	73	156	219

Net periodic benefit cost	$96	110	286	330

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

A summary of segment information as of September 30, 2022 and December 31, 2021 for the Condensed Consolidated Balance Sheet items and for the three and nine months ended September 30, 2022 and September 30, 2021 for the Condensed Consolidated Statements of Earnings is provided below.

Condensed Consolidated Balance Sheet Items:

	September 30, 2022
	Domestic Life Insurance	International Life Insurance	Annuities	ONL & Affiliates	All Others	Totals

	(In thousands)

Deferred transaction costs	$253,867	279,108	621,287	162,050	—	1,316,312
Total segment assets	1,726,670	973,438	8,612,842	992,402	336,601	12,641,953
Future policy benefits	1,536,411	697,903	6,574,271	793,223	—	9,601,808
Other policyholder liabilities	21,489	14,530	95,449	15,084	—	146,552
Funds withheld liability	—	—	1,367,599	—	—	1,367,599

	December 31, 2021
	Domestic Life Insurance	International Life Insurance	Annuities	ONL & Affiliates	All Others	Totals

	(In thousands)

Deferred transaction costs	$150,688	152,340	423,318	165,814	—	892,160
Total segment assets	1,791,017	975,942	9,187,610	1,115,380	356,716	13,426,665
Future policy benefits	1,537,482	749,537	6,843,457	782,511	—	9,912,987
Other policyholder liabilities	20,950	14,268	82,650	16,470	—	134,338
Funds withheld liability	—	—	1,485,267	—	—	1,485,267

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidated Statements of Earnings:

	Three Months Ended September 30, 2022
	Domestic Life Insurance	International Life Insurance	Annuities	ONL & Affiliates	All Others	Totals

	(In thousands)

Premiums and contract revenues	$15,154	17,866	5,859	18,823	—	57,702
Net investment income	8,813	3,793	56,735	7,301	2,862	79,504
Other revenues	26	24	1,744	2,777	1,351	5,922

Total revenues	23,993	21,683	64,338	28,901	4,213	143,128

Life and other policy benefits	6,294	5,878	8,766	16,418	—	37,356
Amortization of deferred transaction costs	7,224	4,275	18,195	1,985	—	31,679
Universal life and annuity contract interest	1,588	2,502	13,458	—	—	17,548
Other operating expenses	6,503	4,408	12,219	4,756	1,501	29,387
Federal income taxes	509	1,010	2,711	1,141	615	5,986

Total expenses	22,118	18,073	55,349	24,300	2,116	121,956

Segment earnings	$1,875	3,610	8,989	4,601	2,097	21,172

	Three Months Ended September 30, 2021
	Domestic Life Insurance	International Life Insurance	Annuities	ONL & Affiliates	All Others	Totals

	(In thousands)

Premiums and contract revenues	$12,122	19,570	4,243	19,159	—	55,094
Net investment income	6,599	9,172	62,150	6,763	4,286	88,970
Other revenues	28	19	1,305	3,169	1,285	5,806

Total revenues	18,749	28,761	67,698	29,091	5,571	149,870

Life and other policy benefits	6,752	10,272	36,079	17,530	—	70,633
Amortization of deferred transaction costs	2,479	(27,896)	14,916	2,112	—	(8,389)
Universal life and annuity contract interest	3,015	(7,056)	15,704	—	—	11,663
Other operating expenses	5,891	4,640	13,544	5,229	1,489	30,793
Federal income taxes	126	10,042	(2,560)	839	842	9,289

Total expenses	18,263	(9,998)	77,683	25,710	2,331	113,989

Segment earnings (loss)	$486	38,759	(9,985)	3,381	3,240	35,881

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended September 30, 2022
	Domestic Life Insurance	International Life Insurance	Annuities	ONL & Affiliates	All Others	Totals

	(In thousands)

Premiums and contract revenues	$43,261	54,106	12,509	57,149	—	167,025
Net investment income (loss)	581	(3,610)	174,101	21,438	12,192	204,702
Other revenues	77	63	4,342	8,865	3,950	17,297

Total revenues	43,919	50,559	190,952	87,452	16,142	389,024

Life and other policy benefits	17,458	16,065	31,805	49,104	—	114,432
Amortization of deferred transaction costs	13,388	14,269	53,832	6,962	—	88,451
Universal life and annuity contract interest	(12,811)	(7,841)	9,594	—	—	(11,058)
Other operating expenses	20,013	13,621	39,091	14,827	4,738	92,290
Federal income taxes	1,187	2,921	11,452	3,313	2,307	21,180

Total expenses	39,235	39,035	145,774	74,206	7,045	305,295

Segment earnings	$4,684	11,524	45,178	13,246	9,097	83,729

	Nine Months Ended September 30, 2021
	Domestic Life Insurance	International Life Insurance	Annuities	ONL & Affiliates	All Others	Totals

	(In thousands)

Premiums and contract revenues	$38,495	60,406	11,915	57,923	—	168,739
Net investment income	58,689	35,135	282,073	20,117	15,575	411,589
Other revenues	80	91	4,068	9,368	3,647	17,254

Total revenues	97,264	95,632	298,056	87,408	19,222	597,582

Life and other policy benefits	17,869	19,949	55,909	50,699	—	144,426
Amortization of deferred transaction costs	8,092	(16,341)	47,741	7,231	—	46,723
Universal life and annuity contract interest	50,102	15,969	68,410	—	—	134,481
Other operating expenses	18,820	14,060	38,338	14,908	4,470	90,596
Federal income taxes	490	12,752	18,031	2,954	3,035	37,262

Total expenses	95,373	46,389	228,429	75,792	7,505	453,488

Segment earnings	$1,891	49,243	69,627	11,616	11,717	144,094

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Reconciliations of segment information to the Company's Condensed Consolidated Financial Statements are provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)

Premiums and Other Revenues:
Premiums and contract revenues	$57,702	55,094	167,025	168,739
Net investment income	79,504	88,970	204,702	411,589
Other revenues	5,922	5,806	17,297	17,254
Realized gains on investments	745	5,011	6,305	9,842

Total condensed consolidated premiums and other revenues	$143,873	154,881	395,329	607,424

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)

Federal Income Taxes:
Total segment Federal income taxes	$5,986	9,289	21,180	37,262
Taxes on realized gains on investments	156	1,052	1,324	2,067

Total condensed consolidated Federal income taxes	$6,142	10,341	22,504	39,329

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)

Net Earnings:
Total segment earnings	$21,172	35,881	83,729	144,094
Realized gains on investments, net of taxes	589	3,959	4,981	7,775

Total condensed consolidated net earnings	$21,761	39,840	88,710	151,869

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	September 30,	December 31,
	2022	2021

	(In thousands)

Assets:
Total segment assets	$12,641,953	13,426,665
Other unallocated assets	596,272	903,524

Total condensed consolidated assets	$13,238,225	14,330,189

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

The following table shows all grants issued to officers and directors during the three and nine months ended September 30, 2022 and 2021. These grants were made based upon the 20-day moving average closing market price of the Company's Class A common share at the grant date.

Three Months Ended
	September 30, 2022		September 30, 2021
	Officers	Directors	Officers	Directors

SARs	—	—	—	—
RSUs	—	—	—	—
PSUs	—	—	—	—

Nine Months Ended
	September 30, 2022		September 30, 2021
	Officers	Directors	Officers	Directors

SARs	—	—	—	—
RSUs	—	3,710	—	—
PSUs	—	—	—	—

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The Company uses the current fair value method to measure compensation costs for awards granted under the share-based plans. As of September 30, 2022 and December 31, 2021, the liability balance was $8.2 million and $7.9 million, respectively. A summary of awards by type and related activity is detailed below.

Stock Options Outstanding
	Shares Available For Grant	Shares	Weighted- Average Exercise Price

Stock Options:
Balance at January 1, 2022	291,000	—	$—
Exercised	—	—	$—
Forfeited	—	—	$—
Expired	—	—	$—
Stock options granted	—	—	$—

Balance at September 30, 2022	291,000	—	$—

	Liability Awards
	SAR	RSU	PSU

Other Share/Unit Awards:
Balance at January 1, 2022	186,994	18,955	24,485
Exercised	(209)	(353)	(4,213)
Forfeited	(10,890)	(817)	(805)
Granted	—	3,710	—

Balance at September 30, 2022	175,895	21,495	19,467

SARs, RSUs, and PSUs shown as forfeited in the above tables represent vested and unvested awards not exercised by plan participants upon their termination from the Company in accordance with the expiration provisions of the awards.

The total intrinsic value of share-based compensation exercised and paid was $1.1 million and $2.0 million for the nine months ended September 30, 2022 and 2021, respectively. The total fair value of SARs, RSUs, and PSUs vested during the nine months ended September 30, 2022 and 2021 was $0.1 million and $0.0 million, respectively. No cash amounts were received from the exercise of stock options under the Plans during the periods reported.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes information about SARs outstanding at September 30, 2022.

	SARs Outstanding
	Number Outstanding	Weighted- Average Remaining Contractual Life	Number Exercisable

Exercise prices:
$210.22	21,850	1.2 years	21,850
$216.48	10,342	3.4 years	10,342
$311.16	7,981	4.4 years	7,981
$310.55	203	4.6 years	203
$334.34	7,631	5.2 years	7,631
$303.77	9,574	6.2 years	9,574
$252.91	17,797	7.2 years	11,859
$192.10	38,008	8.2 years	12,659
$218.44	62,509	9.2 years	—

Totals	175,895		82,099

Aggregate intrinsic value (in thousands)	$—		$—

The aggregate intrinsic value in the table above is based on the closing Class A stock price of $170.80 per share on September 30, 2022 which is less than all of the exercise prices shown above.

In estimating the fair value of the SARs outstanding at September 30, 2022 and December 31, 2021, the Company employed the Black-Scholes option pricing model with assumptions detailed below.

	September 30, 2022	December 31, 2021

Expected term	1.2 to 9.2 years	1.9 to 10.0 years
Expected volatility weighted-average	35.05%	35.05%
Expected dividend yield	0.21%	0.17%
Risk-free rate weighted-average	4.06%	1.01%

The Company reviewed the contractual term relative to the SARs as well as perceived future behavior patterns of exercise. Volatility is based on the Company’s historical volatility over the expected term of the SARs by expected exercise date.

The pre-tax compensation cost/(benefit) recognized in the financial statements related to these plans was $(1.2) million and $1.4 million for the three and nine months ended September 30, 2022, and $0.3 million and $4.2 million for the three and nine months ended September 30, 2021, respectively. The related tax expense/(benefit) recognized was $0.2 million and $(0.3) million for the three and nine months ended September 30, 2022 and $(0.1) million and $(0.9) million for the three and nine months ended September 30, 2021, respectively.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
As of September 30, 2022, the total pre-tax compensation expense related to non-vested share-based awards not yet recognized was $5.2 million. This amount is expected to be recognized over a weighted-average period of 1.2 years. The Company recognizes compensation cost over the graded vesting periods.

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

In April of 2019, National Western defended a two-week jury trial in which it was alleged that it committed actionable Financial Elder Abuse in its issuance of a $100,000 equity indexed annuity to the Plaintiff in the case of Williams v Pantaleoni et al, Case No. 17CV03462, Butte County California Superior Court. The Court entered an Amended Judgment on the Jury Verdict on July 27, 2019 against National Western in the amount of $14,949 for economic damages and $2.9 million in non-economic and punitive damages. National Western vigorously disputes the verdicts and the amounts awarded, and in furtherance of such, filed a Motion for Judgment Notwithstanding Jury Verdict and a Motion for New Trial, both of which were rejected by the Court. On September 9, 2019, NWLIC filed its Notice of Appeal. On November 11, 2019, the judge awarded the Plaintiff attorney’s fees in the amount of $1.26 million. Both the Plaintiff and NWLIC appealed this ruling. On June 11, 2021, the appellate court reversed the judgment and directed the trial court to enter judgment in favor of NWLIC. Plaintiff has filed an appeal with the Supreme Court of California. On September 22, 2021, the California Supreme Court granted review and transferred the case back to the appellate court with instructions to vacate its decision and reconsider its finding that Mr. Pantaleoni did not have an agency relationship with NWLIC. On March 4, 2022, the appellate court filed an opinion completely striking the award of punitive damages that had been in the amount of $2.5 million, affirming economic damages of $14,949 and non-economic damages of $420,000, and awarding Plaintiff costs on appeal. The appellate court remanded the case to the trial court to reconsider the attorney fee award of $1.26 million in light of the reversal of punitive damages. Upon petitions for rehearing separately filed by both parties, the appellate court vacated its March 4th decision. On May 10, 2022, the appellate court filed its new opinion once again completely striking the award of punitive damages that had been in the amount of $2.5 million, affirming economic damages of $14,949 and non-economic damages of $420,000, and awarding Plaintiff costs on appeal. The appellate court again remanded the case to the trial court to reconsider the attorney fee award of $1.26 million in light of the reversal of punitive damages. The California Supreme Court denied National Western’s appeal while ordering the appellate decision depublished. This denial made the appellate court’s decision final, which was to strike the award of punitive damages, to affirm the award of economic damages of $14,949 and non-economic damages of $420,000, and to award Plaintiff costs on appeal. The trial court subsequently awarded Plaintiff appellate costs of $538,461, which is subject to appeal. The trial court has not issued an order on the reconsideration of the $1.26 million attorney trial fee award yet. The Company does not believe the total amounts involved are material to the organization.

In the Form 10-Q for the period ended September 30, 2020, the Company reported that it experienced a data event in which an intruder accessed and exfiltrated certain data from the Company's network. As a result of this event, the Company reported in its Form 10-K for the year ended December 31, 2020, that it was aware at that time of two proposed class actions filed against National Western, Mildred Baldwin, on behalf of herself and others similarly situated vs. National Western Life Insurance Company, Missouri Circuit Court for the 18th Judicial Circuit (Pettis County) filed February 16, 2021, and Douglas Dyrssen Sr., individually and on behalf of all others similarly situated vs. National Western Life Insurance Company and National Western Life Group, Inc., United States District Court for the Eastern District of California filed March 8, 2021. The parties subsequently agreed to consolidate those two proposed class actions into a single proposed class action, Mildred Baldwin, on behalf of herself and others similarly situated vs. National Western Life Insurance Company, United States District Court for the Western District of Missouri. At a mediation held on October 12, 2021, the parties agreed on preliminary terms to settle the litigation. The parties filed a Joint Notice of Settlement and Motion to Stay Deadlines with the court on October 20, 2021. The Court issued an order granting final approval of the settlement on June 16, 2022. The Company previously accrued amounts sufficient to cover the ultimate payments due under the settlement terms.

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

The Company had no commitments to fund new loans and $7.4 million commitments to extend credit relating to existing loans at September 30, 2022. The Company evaluates each customer's creditworthiness on a case-by-case basis. The Company had commitments to make capital contributions to alternative investment debt and equity funds of $241.7 million as of September 30, 2022. The Company had $0.3 million commitments to extend credit relating to revolving credit facilities at September 30, 2022.

(9)INVESTMENTS

(A)Investment Gains and Losses

The Company uses the specific identification method in computing realized gains and losses. The table below presents realized gains and losses for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)

Available-for-sale debt securities:
Realized gains on disposal	$27	5,025	5,254	11,264
Realized losses on disposal	(190)	—	(193)	—
Real estate gains (losses)	908	(14)	1,244	(1,421)
Other	—	—	—	(1)

Totals	$745	5,011	6,305	9,842

For the three months ended September 30, 2022 and 2021, the percentage of total gains (losses) on bonds due to the call of securities was 100.0% and 100.0%, respectively. For the nine months ended September 30, 2022 and 2021, the percentage of total gains (losses) on bonds due to the call of securities was 92.2% and 100.0%, respectively.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(B)Debt Securities

The table below presents amortized costs and fair values of debt securities available-for-sale at September 30, 2022.

	Debt Securities Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses

	(In thousands)

U.S. agencies	$31,142	—	(398)	30,744	—
U.S. Treasury	1,807	—	(97)	1,710	—
States and political subdivisions	484,901	611	(71,086)	414,426	—
Foreign governments	62,969	—	(19,635)	43,334	—
Public utilities	722,050	—	(72,135)	649,915	—
Corporate	6,272,907	812	(657,134)	5,616,585	—
Commercial mortgage-backed	21,985	—	(1,534)	20,451	—
Residential mortgage-backed	351,955	141	(14,343)	337,753	—
Asset-backed	626,707	22	(91,069)	535,660	—

Totals	$8,576,423	1,586	(927,431)	7,650,578	—

The table below presents amortized costs and fair values of debt securities available-for-sale at December 31, 2021.

	Debt Securities Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses

	(In thousands)

U.S. agencies	$43,472	1,071	—	44,543	—
U.S. Treasury	2,469	21	—	2,490	—
States and political subdivisions	479,148	27,733	(921)	505,960	—
Foreign governments	62,979	293	(881)	62,391	—
Public utilities	745,359	39,919	(309)	784,969	—
Corporate	6,322,471	391,287	(12,805)	6,700,953	—
Commercial mortgage-backed	27,016	741	—	27,757	—
Residential mortgage-backed	530,702	18,921	—	549,623	—
Asset-backed	390,634	2,123	(2,497)	390,260	—

Totals	$8,604,250	482,109	(17,413)	9,068,946	—

Unrealized losses for debt securities available-for-sale increased at September 30, 2022 from comparable balances at December 31, 2021 primarily due to increases in interest rate levels during the period. The ten-year U.S. Treasury bond increased 232 basis points during the nine months ended September 30, 2022.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Debt securities balances at September 30, 2022 and December 31, 2021 include Ozark National holdings of $671.9 million and $823.0 million, respectively, in available-for-sale. As part of the acquisition effective January 31, 2019 the Company employed purchase accounting procedures in accordance with GAAP which revalued the acquired investment portfolio to their fair values as of the date of the acquisition. These fair values became the book values for Ozark National from that point going forward. Accordingly, unrealized gains and losses for the Ozark National debt securities represent the changes subsequent to the purchase accounting book values established at the acquisition.

The following table shows the gross unrealized losses and fair values of the Company's available-for-sale debt securities by investment category and length of time the individual securities have been in a continuous unrealized loss position at September 30, 2022.

	Debt Securities Available-for-Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In thousands)

U.S. agencies	$30,744	(398)	—	—	30,744	(398)
U.S. Treasury	1,710	(97)	—	—	1,710	(97)
States and political subdivisions	365,747	(66,560)	10,689	(4,526)	376,436	(71,086)
Foreign governments	21,374	(8,873)	21,961	(10,762)	43,335	(19,635)
Public utilities	643,609	(68,805)	6,306	(3,330)	649,915	(72,135)
Corporate	5,135,018	(534,216)	319,676	(122,918)	5,454,694	(657,134)
Commercial mortgage-backed	20,451	(1,534)	—	—	20,451	(1,534)
Residential mortgage-backed	318,563	(14,343)	—	—	318,563	(14,343)
Asset-backed	466,945	(76,484)	62,820	(14,585)	529,765	(91,069)

Totals	$7,004,161	(771,310)	421,452	(156,121)	7,425,613	(927,431)

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Debt securities. The gross unrealized losses for debt securities are made up of 1,127 individual issues, or 94.6% of the total debt securities held available-for-sale by the Company at September 30, 2022. The market value of these bonds as a percent of amortized cost approximates 88.9%. Of the 1,127 securities, 63, or 5.6%, fall in the 12 months or greater aging category and 1,112 were rated investment grade at September 30, 2022.

The amortized cost and fair value of investments in debt securities available-for-sale at September 30, 2022, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Debt Securities Available-for-Sale
	Amortized Cost	Fair Value

	(In thousands)

Due after 1 year through 5 years	$2,859,810	2,777,211
Due after 5 years through 10 years	2,279,924	2,041,245
Due after 10 years	2,436,042	1,938,258
	7,575,776	6,756,714

Mortgage and asset-backed securities	1,000,647	893,864

Totals before allowance for credit losses	8,576,423	7,650,578

Allowance for credit losses	—	—

Totals	$8,576,423	7,650,578

The Company determines current expected credit losses for available-for-sale debt securities when fair value is less than amortized cost, interest payments are missed, and the security is experiencing credit issues. Provisions to and releases from the allowance for credit losses are recorded in net investment income in the Condensed Consolidated Statements of Earnings. Based on its review, the Company determined none of these investments required an allowance for credit loss at September 30, 2022 or 2021. The Company's operating procedures include monitoring the investment portfolio on an ongoing basis for any changes in issuer facts and circumstances that might lead to future need for a credit loss allowance.

(C)Transfer of Securities

During the three and nine months ended September 30, 2022 and 2021, the Company made no transfers between debt securities available-for-sale and trading. The Company does not classify any debt securities as held-to-maturity.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The Company targets a minimum specified yield on mortgage loan investments determined by reference to currently available debt security instrument yields plus a desired amount of incremental basis points. Over the past several years, a low interest rate environment and a competitive marketplace have resulted in fewer loan opportunities being available that met the Company's required rate of return. Mortgage loan originations were further impeded by the COVID-19 pandemic and its effects upon the commercial real estate market. As stabilization returned to the commercial real estate market, the Company directed resources and effort towards expanding its mortgage loan investment portfolio. In the first nine months of 2022, the rapid rise in interest rate levels has caused potential mortgage loan opportunities to fall outside the Company's underwriting criteria resulting in a lower level of originations. Mortgage loans originated by the Company totaled $45.4 million in the nine months ended September 30, 2022 compared with $151.4 million in the nine months ended September 30, 2021 and $183.6 million in the year ended December 31, 2021.

Loans in foreclosure, loans considered impaired or loans past due 90 days or more are placed on a non-accrual status. If a mortgage loan is determined to be on non-accrual status, the mortgage loan does not accrue any revenue into the Condensed Consolidated Statements of Earnings. The loan is independently monitored and evaluated as to potential impairment or foreclosure. If delinquent payments are made and the loan is brought current, then the Company returns the loan to active status and accrues income accordingly. The Company had no mortgage loans past due 90 days or more at September 30, 2022 or 2021 and as a result all interest income was recognized at September 30, 2022 and 2021.

Included in the mortgage loan investment balance at September 30, 2022 and December 31, 2021 are mortgage loan investments made by reinsurers under funds withheld reinsurance agreements totaling $19.4 million and $8.5 million, respectively. Similar to trading debt securities, these loans are reported at fair market values in order to allow the market value fluctuation to be recorded directly in the Condensed Consolidated Statements of Earnings and to offset the embedded derivative liability change due to market value fluctuations.

The following table represents the mortgage loan portfolio by loan-to-value ratio.

	September 30, 2022		December 31, 2021
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Loan-to-Value Ratio (1):
Less than 50%	$102,601	20.0	$100,806	20.6
50% to 60%	137,911	26.9	128,191	26.2
60% to 70%	224,352	43.8	202,670	41.3
70% to 80%	47,443	9.3	58,212	11.9
Gross balance	512,307	100.0	489,879	100.0

Market value adjustment	(1,267)	(0.2)	412	0.1
Allowance for credit losses	(3,798)	(0.7)	(2,987)	(0.6)

Totals	$507,242	99.1	$487,304	99.5

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

The following table represents the mortgage loan allowance for credit losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)

Balance, beginning of the period	$2,573	3,238	2,987	2,486
Provision during the period	1,225	718	811	1,470

Total ending allowance for credit losses	$3,798	3,956	3,798	3,956

The Company's direct investments in real estate are reported in Other long-term investments in the Consolidated Balance Sheets. These amounts are not a significant portion of the total investment portfolio and totaled approximately $27.9 million and $28.6 million at September 30, 2022 and December 31, 2021, respectively. This consists primarily of income-producing properties which are being operated by a wholly owned subsidiary of National Western. The Company recognized operating income on real estate properties of approximately $2.3 million and $2.2 million for the first nine months of 2022 and 2021, respectively.

Net real estate gains for the nine months ended September 30, 2022, are related to the sale of land located in Freeport, Texas and Houston, Texas along with a retail property located in Ruidoso, New Mexico for a total combined net realized gain of $1.2 million.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables set forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of the date indicated:

	September 30, 2022
	Total	Level 1	Level 2	Level 3

	(In thousands)

Debt securities, available-for-sale	$7,650,578	—	7,240,031	410,547
Debt securities, trading	1,052,361	—	952,055	100,306
Equity securities	21,698	18,067	3,631	—
Mortgage loans	19,390	—	—	19,390
Derivatives, index options	6,815	—	—	6,815

Total assets	$8,750,842	18,067	8,195,717	537,058

Policyholder account balances (a)	$45,796	—	—	45,796
Other liabilities (b)	(333,056)	—	(331,009)	(2,047)

Total liabilities	$(287,260)	—	(331,009)	43,749

During the three and nine months ended September 30, 2022, the Company made no transfers from Level 2 to Level 3 for debt securities available-for-sale. During the three months ended September 30, 2022, the Company made no transfers from Level 2 to Level 3 for liabilities. During the nine months ended September 30, 2022, a portion of the funds withheld embedded derivative liability was reclassified from Level 2 into Level 3 due to the presence of unobservable inputs in its valuation.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present, by pricing source and fair value hierarchy level, the Company's assets that are measured at fair value on a recurring basis:

	September 30, 2022
	Total	Level 1	Level 2	Level 3

	(In thousands)

Debt securities, available-for-sale:
Priced by third-party vendors	$7,586,834	—	7,240,031	346,803
Priced internally	63,744	—	—	63,744
Subtotal	7,650,578	—	7,240,031	410,547

Debt securities, trading:
Priced by third-party vendors	1,052,361	—	952,055	100,306
Priced internally	—	—	—	—
Subtotal	1,052,361	—	952,055	100,306

Equity securities:
Priced by third-party vendors	21,698	18,067	3,631	—
Priced internally	—	—	—	—
Subtotal	21,698	18,067	3,631	—

Mortgage loans:
Priced by third-party vendors	—	—	—	—
Priced internally	19,390	—	—	19,390
Subtotal	19,390	—	—	19,390

Derivatives, index options:
Priced by third-party vendors	6,815	—	—	6,815
Priced internally	—	—	—	—
Subtotal	6,815	—	—	6,815

Total	$8,750,842	18,067	8,195,717	537,058

Percent of total	100.0%	0.2%	93.7%	6.1%

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

	Three Months Ended September 30, 2022
	Assets
	Debt Securities, Available-for-Sale	Trading Securities	Derivatives, Index Options	Mortgage Loans	Total Assets

	(In thousands)

Beginning balance, July 1, 2022	$373,957	99,769	6,071	18,738	498,535
Total realized and unrealized gains (losses):
Included in net earnings	—	(3,102)	(12,550)	(551)	(16,203)
Included in other comprehensive income (loss)	(12,642)	—	—	—	(12,642)
Purchases, sales, issuances and settlements, net:
Purchases	55,888	3,904	13,386	1,234	74,412
Sales	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	(6,656)	(265)	(92)	(31)	(7,044)
Transfers into (out of) Level 3	—	—	—	—	—

Balance at end of period	$410,547	100,306	6,815	19,390	537,058

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets/liabilities held at the end of the reporting period:
Net investment income	$—	(3,102)	6,524	(551)	2,871
Benefits and expenses	—	—	—	—	—

Total	$—	(3,102)	6,524	(551)	2,871

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended September 30, 2022
	Liabilities
	Embedded Derivative on Funds Withheld Liability	Policyholder Account Balances	Share-based Comp	Total Liabilities

	(In thousands)

Beginning balance, July 1, 2022	$(6,534)	45,342	9,332	48,140
Total realized and unrealized gains (losses):
Included in net earnings	(3,681)	(12,840)	(1,319)	(17,840)
Included in other comprehensive income (loss)	—	—	—	—
Purchases, sales, issuances and settlements, net:
Purchases	—	13,386	—	13,386
Sales	—	—	—	—
Issuances	—	—	155	155
Settlements	—	(92)	—	(92)
Transfers into (out of) Level 3	—	—	—	—

Balance at end of period	$(10,215)	45,796	8,168	43,749

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets/liabilities held at the end of the reporting period:
Net investment income	$(3,681)	—	—	(3,681)
Benefits and expenses	—	6,524	(1,319)	5,205

Total	$(3,681)	6,524	(1,319)	1,524

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended September 30, 2022
	Assets
	Debt Securities, Available-for-Sale	Trading Securities	Derivatives, Index Options	Mortgage Loans	Total Assets

	(In thousands)

Beginning balance, January 1, 2022	$326,962	74,822	101,622	8,469	511,875
Total realized and unrealized gains (losses):
Included in net earnings	—	(9,705)	(89,173)	(1,679)	(100,557)
Included in other comprehensive income (loss)	(43,335)	—	—	—	(43,335)
Purchases, sales, issuances and settlements, net:
Purchases	151,872	35,454	39,642	12,693	239,661
Sales	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	(24,952)	(265)	(45,276)	(93)	(70,586)
Transfers into (out of) Level 3	—	—	—	—	—

Balance at end of period	$410,547	100,306	6,815	19,390	537,058

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets/liabilities held at the end of the reporting period:
Net investment income	$—	(9,705)	(52,858)	(1,679)	(64,242)
Benefits and expenses	—	—	—	—	—

Total	$—	(9,705)	(52,858)	(1,679)	(64,242)

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended September 30, 2022
	Liabilities
	Embedded Derivative on Funds Withheld Liability	Policyholder Account Balances	Share-based Comp	Total Liabilities

	(In thousands)

Beginning balance, January 1, 2022	$—	142,761	7,869	150,630
Total realized and unrealized gains (losses):
Included in net earnings	(11,384)	(91,331)	1,192	(101,523)
Included in other comprehensive income (loss)	—	—	—	—
Purchases, sales, issuances and settlements, net:
Purchases	—	39,642	—	39,642
Sales	—	—	—	—
Issuances	—	—	184	184
Settlements	—	(45,276)	(1,077)	(46,353)
Transfers into (out of) Level 3	1,169	—	—	1,169

Balance at end of period	$(10,215)	45,796	8,168	43,749

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets/liabilities held at the end of the reporting period:
Net investment income	$(11,384)	—	—	(11,384)
Benefits and expenses	—	(52,858)	1,193	(51,665)

Total	$(11,384)	(52,858)	1,193	(63,049)

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

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets/liabilities held at the end of the reporting period:
Net investment income	$30,159	256	30,415	—	—	—
Benefits and expenses	—	—	—	30,159	4,187	34,346

Total	$30,159	256	30,415	30,159	4,187	34,346

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the valuation method for financial assets and liabilities categorized as level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

	September 30, 2022
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

	(In thousands)

Assets:
Debt securities available-for-sale	$63,744	Discounted cash flows	Discount rate	2.76% - 6.14% (4.57%)
Derivatives, index options	6,815	Broker prices	Implied volatility	12.14% - 34.75% (17.51%)
Mortgage loans	19,390	Discounted cash flows	Spread	175 - 275 bps

Total assets	$89,949

Liabilities:
Policyholder account balances	$45,796	Deterministic cash flow model	Projected option cost	0.00% - 7.29% (0.19%)
Share-based compensation	8,168	Black-Scholes model	Expected term	1.2 to 9.2 years
			Expected volatility	35.05%

Total liabilities	$53,964

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The carrying amounts and fair values of the Company's financial instruments are as follows:

	September 30, 2022
			Fair Value Hierarchy Level
	Carrying Values	Fair Values	Level 1	Level 2	Level 3

	(In thousands)
ASSETS
Debt securities, available-for-sale	$7,650,578	7,650,578	—	7,240,031	410,547
Debt securities, trading	1,052,361	1,052,361	—	952,055	100,306
Cash and cash equivalents	331,139	331,139	331,139	—	—
Mortgage loans	507,242	459,135	—	—	459,135
Real estate	27,851	48,077	—	—	48,077
Policy loans	70,397	86,086	—	—	86,086
Other loans	25,562	26,812	—	—	26,812
Derivatives, index options	6,815	6,815	—	—	6,815
Equity securities	21,698	21,698	18,067	3,631	—
Life interest in Libbie Shearn Moody Trust	8,254	12,775	—	—	12,775
Other investments	4,513	26,203	—	—	26,203

LIABILITIES
Deferred annuity contracts	$6,210,476	5,103,544	—	—	5,103,544
Immediate annuity and supplemental contracts	402,903	384,498	—	—	384,498

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

The Company maintains two coinsurance funds withheld reinsurance agreements under which identified assets with underlying unrealized gains (losses) are maintained in a funds withheld account. While the assets are withheld, the associated interest and credit risk of these assets are transferred to the reinsurer, creating an embedded derivative on reinsurance in the funds withheld liability. Accordingly, the Company is required to bifurcate the embedded derivative from the host contract in accordance with GAAP. The fair value of the embedded derivative on reinsurance is computed as the unrealized gain (loss) on the underlying funds withheld assets. This amount is included as a component of the funds withheld liability balance on the Condensed Consolidated Balance Sheets with changes in the embedded derivative on reinsurance reported in Net investment income in the Condensed Consolidated Statements of Earnings. Changes in the funds withheld liability are reported in operating activities in the Condensed Consolidated Statements of Cash Flows.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The tables below present the fair value of derivative instruments as of September 30, 2022 and December 31, 2021, respectively.

	September 30, 2022
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments

Equity index options	Derivatives, Index Options	$6,815

Fixed-index products			Universal life and annuity contracts	$45,796
Embedded derivative on reinsurance contract			Funds withheld liability	(341,224)

Total		$6,815		$(295,428)

	December 31, 2021
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments

Equity index options	Derivatives, Index Options	$101,622

Fixed-index products			Universal life and annuity contracts	$142,761
Embedded derivative on reinsurance contract			Funds withheld liability	(84,725)

Total		$101,622		$58,036

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The table below presents the effect of derivative instruments in the Condensed Consolidated Statements of Earnings for the three months ended September 30, 2022 and 2021.

		September 30, 2022	September 30, 2021
Derivatives Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized In Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		(In thousands)

Equity index options	Net investment income	$(12,550)	2,284

Fixed-index products	Universal life and annuity contract interest	12,840	(1,484)
Embedded derivative on reinsurance contract	Net investment income	70,610	4,147

		$70,900	4,947

The table below presents the effect of derivative instruments in the Condensed Consolidated Statements of Earnings for the nine months ended September 30, 2022 and 2021.

		September 30, 2022	September 30, 2021
Derivatives Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized In Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		(In thousands)

Equity index options	Net investment income	$(89,173)	70,474

Fixed-index products	Universal life and annuity contract interest	91,331	(81,570)
Embedded derivative on reinsurance contract	Net investment income	256,499	76,486

		$258,657	65,390

The embedded derivative liability on fixed-index products, the change of which is recorded in universal life and annuity contract interest in the Condensed Consolidated Statements of Earnings, includes projected interest credits that are offset by the expected collectability by the Company of asset management fees on fixed-index products. The anticipated asset management fees to be collected increases or decreases based upon the most recent performance of index options and adds to or reduces the offset applied to the embedded derivative liability (increasing or decreasing contract interest expense). For the three months ended September 30, 2022 and 2021, the change in the embedded derivative liability due to the expected collectability of asset management fees increased contract interest expense by $0.0 million and $0.0 million, respectively. For the nine months ended September 30, 2022 and 2021, the change in the embedded derivative liability due to the expected collectability of asset management fees increased/(decreased) contract interest expense by $0.0 million and $6.5 million, respectively.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Beginning in the second quarter of 2020, the Company changed its budget for purchasing these options to match the collection of asset management fees with the payoff from out-of-the-money options, thereby removing the option premium that was previously being paid for the probability or expectation of collecting asset management fees ("out-of-the-money" hedging). Consequently, for annuity products having asset management fee features, the remaining one year options purchased under the prior method expired and were replaced by out-of-the-money hedges as of June 30, 2021. Accordingly, the embedded derivative liability component due to the projected collectability of asset management fees no longer exists in 2022.

(12) INTANGIBLES, VALUE OF BUSINESS ACQUIRED, AND GOODWILL

Identifiable Intangible Assets

The gross carrying amounts and accumulated amortization for intangible assets are as follows for the dates shown.

		September 30, 2022		December 31, 2021
	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

		(In thousands)

Trademarks/trade names	15	$2,800	(684)	2,800	(545)
Internally developed software	7	3,800	(1,990)	3,800	(1,583)
Insurance licenses	N/A	3,000	—	3,000	—

		$9,600	(2,674)	9,600	(2,128)

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

As of September 30, 2022, expected amortization expense relating to purchased intangible assets for each of the next 5 years and thereafter is as follows:

Expected Amortization
(In thousands)
Remainder of 2022	$182
2023	730
2024	730
2025	730
2026	232
Thereafter	1,322

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

	September 30,	December 31,
	2022	2021

	(In thousands)

Balance, beginning of year	$154,499	162,968
Amortization:
Amortization, excluding unlocking	(6,310)	(8,469)

Balance as of end of period	$148,189	154,499

Estimated future amortization of VOBA, net of interest, as of September 30, 2022, is as follows:

Expected Amortization
(In thousands)

Remainder of 2022	$2,117
2023	8,117
2024	7,789
2025	7,587
2026	7,436

Goodwill
The changes in the carrying amount of goodwill were as follows:

	September 30,	December 31,
	2022	2021

	(In thousands)

Gross goodwill as of beginning of year	$13,864	13,864
Goodwill resulting from business acquisition	—	—
Gross goodwill, before impairments	13,864	13,864
Accumulated impairment as of beginning of year	—	—
Current year impairments	—	—

Net goodwill as of end of period	$13,864	13,864
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

Management's discussion and analysis of the financial condition and results of operations (“MD&A”) of National Western Life Group, Inc. ("NWLGI") for the three and nine months ended September 30, 2022 follows. Where appropriate, discussion specific to the insurance operations of National Western Life Insurance Company is denoted by "National Western" or "NWLIC". This discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related notes beginning on page 3 of this report and with the 2021 Annual Report filed on Form 10-K with the SEC.

Overview

National Western provides life insurance products for the savings and protection needs of policyholders and annuity contracts for the asset accumulation and retirement needs of contract holders. The Company accepts funds from policyholders or contract holders and establishes a liability representing future obligations to pay the policy or contract holders and their beneficiaries. To ensure the Company will be able to pay these future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed income securities. National Western maintains its home office in Austin, Texas where substantially all of its 266 employees at September 30, 2022 are located.

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

The Company monitors these factors continually as key business indicators. The discussion that follows in this Item 2 includes these indicators and presents information useful to an overall understanding of the Company's business performance for the nine months ended September 30, 2022, incorporating required disclosures in accordance with the rules and regulations of the SEC.

Insurance Operations - Domestic

National Western is currently licensed to do business in all states, except New York, and the District of Columbia. Products marketed are annuities, universal life insurance, fixed-index universal life, and traditional life insurance, which include both term and whole life products. Domestic sales in terms of premium levels have historically been more heavily weighted toward annuities. Most of these annuities can be sold either as tax qualified or non-qualified products. More recently, a greater proportion of sales activity has been derived from single premium life insurance products, predominantly those with an equity-index crediting mechanism. Presently, nearly all of National Western's domestic life premium sales come from single premium life products. At September 30, 2022, National Western maintained approximately 101,250 annuity contracts in force and 45,100 domestic life insurance policies in force representing $3.7 billion in face amount of coverage.

National Western markets and distributes its domestic products primarily through independent national marketing organizations ("NMOs"). These NMOs assist the Company in recruiting, contracting, and managing independent agents. National Western's agents are independent contractors who are compensated on a commission basis. It currently has approximately 31,630 domestic independent agent contracts.

Effective January 31, 2019, the Company acquired Ozark National Life Insurance Company ("Ozark National") and N.I.S. Financial Services, Inc. ("NIS"). All of the outstanding stock of Ozark National is owned by National Western while NIS is wholly owned by NWLGI. Although reported separately for segment disclosure purposes, domestic insurance operations include the activities of Ozark National. Ozark National is a Missouri domiciled, stock life insurance company currently licensed to conduct business in thirty states. Organized and incorporated in 1964, its largest markets by state are Missouri, Iowa, Minnesota, Nebraska, and Kansas. Ozark National utilizes a unique distribution system to market its flagship Balanced Program which consists of a coordinated sale of a non-participating whole life insurance product with a mutual fund investment product offered through NIS, its affiliated broker-dealer. Due to Ozark National's coordinated sale, their agents hold a securities license in addition to an insurance license. At September 30, 2022, Ozark National maintained 172,736 life insurance policies in force representing nearly $5.8 billion in face amount of coverage. It maintains its home office facility in Kansas City, Missouri along with NIS where most of their combined employees are located.

Insurance Operations - International

National Western's international operations consists of a closed block of in force policies. The Company had progressively discontinued accepting applications from various countries ultimately ceasing applications for new policies from all remaining countries in 2018. At September 30, 2022, National Western had approximately 38,380 international life insurance policies in force representing $10.6 billion in face amount of coverage. The Company did not conduct business or maintain offices or employees in any other country, but historically did accept applications at its home office in Austin, Texas, and issued policies from there to foreign nationals in upper socioeconomic classes of other countries. Insurance products, issued primarily to residents of countries in South America, consisted almost entirely of universal life and traditional life insurance products not available in the local markets.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(In thousands)

Single premium life	$29,279	52,578	104,498	157,024
Traditional life	782	922	2,723	2,855
Universal life	—	—	1	—

Totals	$30,061	53,500	107,222	159,879
Life insurance sales, as measured by total and annualized first year premiums, decreased (44)% in the third quarter of 2022 as compared to the third quarter of 2021 reflecting a pullback in consumer spending in the current period. Sales for the three months ended September 30, 2022, included $0.8 million from Ozark National, slightly below the $0.9 million reported in the third quarter of 2021, representing their traditional life sales activity. Ozark National's business model, which is heavily dependent upon in person contact for agent recruiting and obtaining applications for coverage from prospective policyholders, has been attempting to recover from the disruption of the pandemic effects upon its business. For the nine months ended September 30, 2022, total life insurance sales decreased (33)% from the level in 2021. Included in these nine month amounts were $2.7 million in sales from Ozark National in 2022 and $2.9 million in 2021.

National Western's life insurance product portfolio includes single premium universal life ("SPUL") and equity-index universal life ("EIUL") products as well as hybrids of the EIUL and SPUL products, combining features of these core products. Equity-index universal life products have been the predominant product sold in the domestic life market for a number of years. Most of these sales are single premium mode products (one year, five year, or ten year) designed for transferring accumulated wealth tax efficiently into life insurance policies with limited underwriting due to lesser net insurance amounts at risk (face amount of the insurance policy less cash premium contributed). These products were designed targeting the accumulated savings of the segment of the population entering their retirement years. The wealth transfer life products have been valuable offerings for the Company's distributors as evidenced by their comprising over 97% of total life sales in the first nine months of 2022.
The average new policy face amounts, excluding insurance riders, since 2018 are as shown in the following table.

	Average New Policy Face Amount
	NWLIC Domestic	Ozark National	NWLIC International

Year ended December 31, 2018	162,600	—	290,900
Year ended December 31, 2019	179,900	45,200	—
Year ended December 31, 2020	209,900	46,230	—
Year ended December 31, 2021	221,300	47,620	—
Nine Months Ended September 30, 2022	221,000	46,680	—

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

The table below sets forth information regarding life insurance in force for each date presented.

	Insurance In Force as of
	September 30,	December 31,
	2022	2021

	($ in thousands)

National Western

Universal life:
Number of policies	26,920	28,640
Face amounts	$3,701,800	3,966,160

Traditional life:
Number of policies	23,190	24,500
Face amounts	$2,146,000	2,257,490

Fixed-index life:
Number of policies	33,370	34,200
Face amounts	$8,426,330	8,772,280

Total life insurance:
Number of policies	83,480	87,340
Face amounts	$14,274,130	14,995,930

Ozark National

Total life insurance (all traditional):
Number of policies	172,740	175,610
Face amounts	$5,763,650	5,892,500

At September 30, 2022, National Western’s face amount of life insurance in force was comprised of $10.6 billion from the international line of business and $3.7 billion from the domestic line of business. At December 31, 2021, these amounts were $11.3 billion and $3.7 billion for the international and domestic lines of business, respectively.

Annuities

The following table sets forth information regarding the Company's annuity sales activity as measured by single and annualized first year premiums. Similar to life insurance sales, these figures are considered a non-GAAP financial measure but are shown in accordance with industry practice and depict the Company's sales productivity.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)

Fixed-index annuities	$35,863	102,322	191,828	333,146
Other deferred annuities	346	1,008	1,699	2,965
Immediate annuities	328	5,380	2,726	19,460

Totals	$36,537	108,710	196,253	355,571

Annuity sales decreased (66)% in the third quarter of 2022 compared to 2021 and were (45)% lower in the nine months ended September 30, 2022 relative to the comparable period of 2021. Sales activity in the first nine months of 2022 was dampened by current economic conditions, including increasing inflation and expectations for rising interest rates. In recent years, the Company's annuity product portfolio consisted principally of offerings that emphasize income features. The 2022 environment switched consumer preference toward products which emphasized accumulation of value. This change in consumer sentiment, in combination with competitor product pricing adjustments which were more attractive than the Company's product offerings, resulted in decreased sales activity. In addition, the 2021 sales levels reflect an expansion in sales in conjunction with an overall increase in market demand as the economy emerged from the COVID-19 constraints present in 2020. The Company has endeavored to introduce new annuity products which include accumulation features which have become available for sale in the fourth quarter of 2022.

The Company's mix of annuity sales has historically shifted with interest rate levels and the relative performance of the equity market. Since the decline in secular interest rates subsequent to the subprime crisis, the Company's fixed-index products have comprised the majority of annuity sales, generally accounting for 90% or more of all annuity sales. During the first nine months of 2022, this percentage approximated 98% reflecting the ongoing narrative of historically low levels in interest rates relative to the returns from equity investments. For all fixed-index products, the Company purchases over the counter call options to hedge the equity return feature. The options are purchased relative to the issuance of the annuity contracts in such a manner to minimize timing risk. Generally, the index return during the indexing period (if the underlying index increases) becomes a component in a formula (set forth in the annuity), the result of which is credited as interest to contract holders electing the index formula crediting method at the beginning of the indexing period. The formula result can never be less than zero with these products. The Company does not deliberately mismatch or under hedge for the equity feature of the products. Fixed-index products also provide the contract holder the alternative to elect a fixed interest rate crediting option.

While National Western does not subsidize its interest crediting rates on new policies in order to obtain market share, similar to some other annuity product providers, until this year, the Company has faced a scenario of declining yields on its investment portfolio as securities backing annuity policies and their credited rates have been subsequently reinvested at substantially lower yields. The resulting compression on interest rate margins caused decrements to fixed interest rate renewal rates provided to annuity contractholders often to the minimum interest rate guarantee levels prescribed by state insurance regulators under non-forfeiture laws.

As a result of the foregoing, the Company entered into a coinsurance funds withheld reinsurance arrangement at December 31, 2020 with Prosperity Life Assurance Limited ("Prosperity") under which 100% of the policyholder obligations associated with its fixed interest rate and payout annuity block of policies at that time, approximating $1.7 billion, were reinsured with Prosperity. Having transferred the risk of these policies and the exposure to further compression on interest rate margins, the Company redirected its attention on rebuilding annuity sales momentum by developing products, targeting new channels of distribution to supplement its current partnerships with national marketing organizations, and focusing its offerings away from fixed interest rate products. Effective July 27, 2022, the Company entered into a second funds withheld coinsurance agreement with Aspida Life Re Ltd. ("Aspida"), a separate third party reinsurer. At the inception of this agreement, annuity policy obligations approximating $250 million were reinsured with Aspida. In addition, for specified new annuity product sales, the Company is reinsuring an agreed upon quota share of this business in a flow reinsurance structure. The objective is to be able to more competitively price these annuity products utilizing the investment expertise of Aspida and their ability to obtain higher investment yields.

The following table sets forth information regarding annuities in force for each date presented. These amounts include the policies and reserves associated with the funds withheld reinsurance transactions discussed above.

	Annuities In Force as of
	September 30,	December 31,
	2022	2021

	($ in thousands)

Fixed-index annuities:
Number of policies	62,530	64,860
GAAP annuity reserves	$4,923,115	5,151,890

Other deferred annuities:
Number of policies	28,330	30,260
GAAP annuity reserves	$1,069,409	1,119,207

Immediate annuities:
Number of policies	10,390	10,930
GAAP annuity reserves	$360,821	376,667

Total annuities:
Number of policies	101,250	106,050
GAAP annuity reserves	$6,353,345	6,647,764

Impact of Recent Business Environment

The Company's business is generally aided by an economic environment experiencing growth, whether moderate or vibrant, characterized by improving employment data and increases in personal income. Important metrics indicating sustained economic growth over the longer term principally revolve around employment and confidence, both consumer and business sentiment. Rising interest rates in 2022 overall have been a welcomed development for insurers from a spread margin standpoint. However, the rapid rise in interest rates has significantly flipped fair market values of investments in debt securities from unrealized gain positions to unrealized loss positions.

The recent jobs reports have disclosed both headline job and wage growth above expectations. Contrary to market hopes, these reports do not provide the Federal Reserve with a rationale to pursue a less aggressive stance on inflation fueling the expectation for future rate increases higher than previously expected. With unemployment remaining below 4%, an argument can be made that the economy can withstand further increases. The Federal Reserve Chairman's comments seem to indicate more of a focus on a strong labor market than on a housing market that has been weakening. Market watchers are concerned with the ability of the Federal Reserve to effectively control inflation without precipitating a recessionary environment. This concern is evident by the inversion of the yield curve with two-year Treasury note yields remaining above ten-year Treasury notes yields since early July. This phenomenon is a a frequent harbinger of imminent contractions in economic activity. Should the U.S. economy enter a recession, demand for financial vehicles such as life insurance could be significantly curtailed.

While the recent interest rate level increases have been a welcomed relief, industry analysts and observers generally agree that a sudden and sizable jump in interest rate levels would be harmful to life insurers with interest-sensitive products as it could provide an impetus for abnormal levels of product surrenders and withdrawals at the same time fixed debt securities held by insurers declined in market value. While an ultra low interest environment is not desirable for insurance carriers, the company has managed to adjust over time to the environment by incorporating lower minimum guaranteed interest rates. These products may become uncompetitive or undesirable by current policyholders if there is a rapid shift to higher interest rate levels and newer products priced for these higher rates. A slow and steady upward movement in rates would provide insurers with the ability to adjust over time. Ultimately, a mix of monetary policy adjustments, fiscal policy, and economic fundamentals will determine the future direction of interest rate movements and the speed of such shifts. It is uncertain at what pace interest rate movements may occur in the future and what impact, if any, such movements would have on the Company's business, results of operations, cash flows, or financial condition.

In an environment such as this, the need for a strong capital position that can cushion against unexpected bumps is critical for stability and ongoing business activity. The Company's operating strategy continues to be focused on maintaining capital levels substantially above regulatory requirements and rating agency standards. In addition, its business model is predicated upon steady growth in invested assets while managing the block of business within profitability objectives. A key premise of the Company's financial management is maintaining a high quality investment portfolio, well matched in terms of duration with policyholder obligations, that continues to outperform the industry with respect to adverse impairment experience. This discipline helps provide the Company with resources to fund future growth and cushion the Company in periods of abnormal cash outflows.

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

Consolidated Operations

Premiums and other revenues. The following details Company revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)

Universal life and annuity contract charges	$36,063	32,850	101,406	101,799
Traditional life premiums	21,639	22,244	65,619	66,940
Net investment income (excluding index option derivatives)	92,054	86,686	293,875	341,115
Other revenues	5,922	5,806	17,297	17,254
Index option derivative gain (loss)	(12,550)	2,284	(89,173)	70,474
Net realized investment gains	745	5,011	6,305	9,842

Total revenues	$143,873	154,881	395,329	607,424

Universal life and annuity contract charges - Revenues for universal life and annuity contracts were lower for the first nine months in 2022 compared to 2021 with the component sources shown below. Revenues for universal life and annuity products consist of policy charges for the cost of insurance, administration charges, surrender charges assessed against policyholder account balances, and amortization of deferred premium loads less reinsurance premiums, as shown in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)

Contract Revenues:
Cost of insurance and administrative charges	$32,495	30,608	94,597	91,870
Surrender charges	4,493	6,599	14,055	19,900
Other charges	4,096	241	7,681	3,605

Gross contract revenues	41,084	37,448	116,333	115,375

Reinsurance premiums	(5,021)	(4,598)	(14,927)	(13,576)

Net contract revenues	$36,063	32,850	101,406	101,799

Cost of insurance charges were $25.5 million in the quarter ended September 30, 2022 compared to $23.7 million in the third quarter of 2021, and were $74.0 million for the nine months ended September 30, 2022 compared to $72.1 million for the same period of 2021. Cost of insurance charges typically trend with the size of the universal life insurance block in force and the amount of new business issued during the period. The volume of universal life insurance in force at September 30, 2022 declined to $12.1 billion from approximately $12.7 billion at December 31, 2021 and $13.5 billion at December 31, 2020. Administrative charges pertaining to new business issued increased to $7.0 million for the three months ended September 30, 2022 from $6.9 million for the same period in 2021, and to $20.6 million for the first nine months of 2022 compared to $19.8 million for the first nine months of 2021.

Surrender charges assessed against policyholder account balances upon withdrawal decreased in the three and nine months ended September 30, 2022 versus the comparable prior year periods. While the Company earns surrender charge income that is assessed upon policy terminations, the Company's overall profitability is enhanced when policies remain in force and additional contract revenues are realized and the Company continues to make an interest rate spread equivalent to the difference it earns on its investments and the amount that it credits to policyholders. In the three and nine months ended September 30, 2022, lapse rates on annuity products were comparable with that of the similar prior year periods. However, surrender charge income recognized is also dependent upon the duration of policies at the time of surrender (i.e. later duration policy surrenders have lower surrender charges assessed and earlier policy surrenders having a higher surrender charge assessed). The lower surrender charge revenue reflects later duration policies terminating having lower surrender charges.

Other charges include the net amount of current period premium load amounts on new sales of single premium life insurance products which are deferred (recorded as negative revenue) and the subsequent amortization into income of these deferred premium loads. These products comprise substantially all of domestic life insurance sales. The increase in Other charges in the three and nine months ended September 30, 2022 versus the comparable 2021 periods reflects lower current period premium loads deferred due to decreased sales levels relative to the amounts being amortized into income.

Effective July 27, 2022, the Company recorded as a liability (deferred revenue) on its Condensed Consolidated Balance Sheet a deferred Cost of Reinsurance ("COR") amount of $30.8 million associated with the funds withheld reinsurance transaction with Aspida. This represents the net amount of GAAP reserves, deferred policy acquisition costs and sales inducements reinsured at the closing date, plus a $68.2 million ceding commission payable by the reinsurer, which in the aggregate was in excess of the Statutory Reserves ceded to Aspida (reflected as funds held assets). This COR balance is amortized and included in Contract Revenues as part of Other charges. For the three months and nine months ended September 30, 2022, COR amortization revenue of $0.6 million is included in Other charges.

Traditional life premiums - Traditional life premiums include the activity of Ozark National. Ozark National's principal product is a non-participating whole life insurance policy with premiums remitted primarily on a monthly basis. The product is sold in tandem with a mutual fund investment product offered through its broker-dealer affiliate, NIS. Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period. A sizable portion of National Western's traditional life business resided in the International Life segment. However, National Western's overall life insurance sales focus has historically been primarily centered around universal life products. The addition of Ozark National's business of repetitive paying permanent life insurance adds an important complement to National Western's life insurance sales. Included in the amount for the quarter ended September 30, 2022 is $17.8 million of life insurance renewal premium from Ozark National compared to $18.2 million in the third quarter of 2021. For the nine months ended September 30, 2022 and 2021, Ozark National life insurance renewal premium amounts were $54.0 million and $55.3 million, respectively. Universal life products, especially National Western's equity indexed universal life products, which offer the opportunity for consumers to acquire life insurance protection and receive credited interest linked in part to an outside market index, have been the more popular product offerings in the Company's markets.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)

Gross investment income:
Debt and equity securities	$75,463	74,579	219,680	231,484
Mortgage loans	3,541	4,779	15,292	12,577
Policy loans	674	676	1,919	1,978
Short-term investments	1,777	48	2,459	243
Other invested assets	2,036	3,860	18,236	10,946

Total investment income	83,491	83,942	257,586	257,228
Less: investment expenses	619	688	1,993	2,155

Net investment income (excluding derivatives and trading securities)	82,872	83,254	255,593	255,073
Index option derivative gain (loss)	(12,550)	2,284	(89,173)	70,474
Embedded derivative on reinsurance	70,610	4,147	256,499	76,486
Trading securities market adjustment	(61,428)	(715)	(218,217)	9,556

Net investment income	$79,504	88,970	204,702	411,589

The Company's strategy has been to invest a substantial portion of its cash flows in fixed debt securities within its guidelines for credit quality, duration, and diversification. As a result of an asset allocation strategy study that was conducted, new investment activity has included increased allotments toward mortgage loans and alternative investments. Investment yields on new bond purchases during the first nine months of 2022 approximated 4.04% as compared to the 3.02% yield achieved during the full year 2021. During the first nine months of 2022, the ten-year treasury bond, a proxy for National Western's corporate bond purchases, increased approximately 230 basis points. National Western's weighted average bond portfolio yield was 3.66% at September 30, 2022 increasing from 3.62% at December 31, 2021. Ozark National's weighted average portfolio yield at September 30, 2022 was 3.72%.

Changes in fair values of equity securities are included in net investment income in the Condensed Consolidated Statements of Earnings. For the three months ended September 30, 2022 and 2021, unrealized gains/(losses) of $(0.4) million and $0.1 million, respectively, are included in investment income reflecting the change in fair value of equity securities during the periods. For the nine months ended September 30, 2022 and 2021, unrealized gains/(losses) were $(6.3) million and $3.4 million, respectively. The carrying value of the Company's portfolio of equity securities was $21.7 million at September 30, 2022.

Prior to 2020, the Company's mortgage loan activity had been challenged by the low interest rate levels and highly competitive underwriting of commercial properties. The COVID-19 pandemic crisis further impeded the underwriting of new loan applications until clarity regarding the impacts of the closing down the economy upon commercial real estate became discernible. Eventually the volume of new mortgage loan originations resumed a pace closer to that of the pre-pandemic environment. Additional resources were added with the goal of increasing mortgage loan investments to a more appreciable percentage of total invested assets. As a result, the mortgage loan portfolio balance has increased to $507.2 million at September 30, 2022 from $487.3 million at December 31, 2021 and $332.5 million at December 31, 2020. During the nine months ended September 30, 2022 the Company originated new mortgage loans in the amount of $45.4 million compared to $151.4 million in the comparable period of 2021. As interest rate levels have increased appreciably in the first nine months of 2022, mortgage loan opportunities meeting the Company's underwriting standards have become less prevalent.

In order to obtain incremental investment yield, the Company expanded its invested asset vehicles to include alternative investments. These assets are typically capital pools with specific investment objectives managed by investment firms having specific expertise in designated asset opportunities. The Company held balances of $159.8 million, $67.7 million, and $28.9 million at September 30, 2022, December 31, 2021, and December 31, 2020, respectively, in this investment category, excluding any associated structured note amounts. Other invested assets investment income for the nine months ended September 30, 2022 includes a non-recurring $6.8 million profit participation payment on a mezzanine loan.

Beginning January 1, 2021, the Company's net investment income is reduced for amounts ceded to reinsurers under the funds withheld reinsurance agreements associated with funds withheld assets. In the quarters ended September 30, 2022 and 2021, the Company ceded net investment income of $17.1 million and $14.3 million, respectively. For the nine months ended September 30, 2022 and 2021, these amounts were $44.8 million and $41.4 million, respectively.

The Company is required to maintain an allowance pertaining to current expected credit losses on financial instruments ("CECL") under GAAP. Remeasurement of the CECL allowance for mortgage loans is performed quarterly and for the three months ended September 30, 2022 resulted in an increase in the allowance of $1.2 million which is netted against gross investment income. The provision for the quarter ended September 30, 2021 increased the mortgage loan allowance by $0.7 million. For the nine months ended September 30, 2022 and 2021, the change in the CECL allowance included in gross investment income for mortgage loans included increases of $0.8 million and $1.5 million, respectively.

Credit loss allowances for available-for-sale debt securities are recorded when unrealized losses and missed payments indicate a credit loss has occurred and a full recovery of the investment principal is not expected. Credit loss allowances are recorded through net investment income in the Condensed Consolidated Statements of Earnings. No credit loss allowances for available-for-sale debt securities were recorded three and nine months ended September 30, 2022 or 2021.

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

	Nine Months Ended September 30,
	2022	2021

	(In thousands)

Excluding derivatives and funds withheld securities:
Net investment income	$255,593	255,073
Average invested assets, at amortized cost	$9,420,038	9,377,407
Annual yield on average invested assets	3.62%	3.63%

Including derivatives and funds withheld securities:
Net investment income	$204,702	411,589
Average invested assets, at amortized cost	$11,107,582	11,145,890
Annual yield on average invested assets	2.46%	4.92%

The average invested asset yield, excluding derivatives and trading securities, for the first nine months of 2022 compared to 2021 remained level due to incremental yield on newly invested cash flows into debt securities, mortgage loans, and alternative investments being offset by higher yielding assets maturing. The first nine months of 2022 includes the $6.8 million non-recurring profit participation payment related to a mezzanine loan.

The average yield on bond purchases during the nine months ended September 30, 2022 to fund National Western insurance operations was 4.04% representing a 1.69% spread over treasury rates. The weighted average quality of new purchases during the first nine months of 2022 was "A-" which was consistent with purchases during 2021. The composite duration of purchases during the first nine months of 2022 was 8.0 years which is less than the duration of purchases made in 2019 through 2021. The Company's general investment strategy is to purchase debt securities with maturity dates approximating ten years in the future. Accordingly, an appropriate measure for benchmarking the direction of interest rate levels for the Company's debt security purchases is the ten year treasury bond rate. After ending 2021 at a rate of 1.51%, the daily closing yield of the ten-year treasury bond steadily increased during the first nine months of 2022 finishing the period at 3.83%.

The pattern in average invested asset yield, including derivatives and trading securities, incorporates increases and decreases in the fair value of index options purchased by National Western to support its fixed-index products as well as net investment income from the embedded derivative funds withheld liability. Purchased call options incurred a fair value net loss during the first nine months of 2022 while a fair value net gain was recorded during the first nine months of 2021, corresponding to the movement in the S&P 500 Index during these periods (the primary index the fixed-index products employ). Refer to the derivatives discussion below for a more detailed explanation. In addition, the funds withheld reinsurance agreement executed December 31, 2020 introduced embedded derivative accounting with respect to the policyholder obligations reinsured. In the third quarter of 2022, the Company entered into a separate funds withheld reinsurance agreement with another reinsurer, Aspida, which follows the same embedded derivative accounting treatment. During the nine months ended September 30, 2022 and 2021, the embedded derivative liability for reinsurance decreased by $256.5 million and $76.5 million, respectively, which was recorded as investment income. Debt securities supporting the funds withheld policyholder obligations classified as trading incurred a $(218.2) million fair market value decline in the first nine months of 2022 and $9.6 million market value increase in the corresponding period for 2021, respectively, which are recorded as a component of net investment income. The combination of these two amounts increased net investment income during the nine months ended September 30, 2022 and 2021 by $38.3 million and $86.1 million, respectively.

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

NIS revenues were $2.7 million and $3.1 million for the three months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021, NIS revenues were $8.8 million and $9.3 million, respectively. NIS revenues generally correlate with equity market performance.

Third party revenues associated with BP III were $1.3 million and $1.3 million for the three months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021, revenues were $3.9 million and $3.8 million, respectively. Rental income received from National Western is eliminated in reporting consolidated results. The facility is currently fully leased.

Under terms of the Prosperity funds withheld reinsurance contract, National Western earns a monthly expense allowance equal to the average policy count of the funds withheld reinsured block of business multiplied by a stated amount per policy. The Company reported maintenance expense allowance revenue of $1.1 million and $1.3 million in the three months ended September 30, 2022 and 2021 respectively, and $3.7 million and $4.1 million in the nine months ended September 30, 2022 and 2021, respectively. As the block that was reinsured is a closed block of business, maintenance expense allowance revenue declines over time with the run off of the in force block.

Derivative gain (loss) - Index options are derivative financial instruments used to hedge the equity return component of National Western's fixed-index products. Derivative gain or loss includes the amounts realized from the sale or expiration of the options. Since the index options do not meet the requirements for hedge accounting under GAAP, they are marked to fair value on each reporting date and the resulting unrealized gain or loss is reflected as a component of net investment income. The options hedging the notional amount of policyholder contract obligations are purchased as close as possible to like amounts resulting in the amount of the option returns correlating closely with indexed interest credited.

Gains and losses from index options are substantially due to changes in equity market conditions. Index options are intended to act as hedges to match the returns on the product's underlying reference index and the rise or decline in the index relative to the index level at the time of the option purchase which causes option values to likewise rise or decline. As income from index options fluctuates with the underlying index, the contract interest expense to policyholder accounts for the Company's fixed-index products also fluctuates in a similar manner and direction. For the three and nine months ended September 30, 2022 and 2021, the Company recorded realized and unrealized gains/(losses) from index options as shown below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)

Index option derivatives:
Unrealized gain (loss)	$(749)	(33,034)	(100,373)	(34,338)
Realized gain (loss)	(11,801)	35,318	11,200	104,812

Total gain (loss) included in net investment income	$(12,550)	2,284	(89,173)	70,474

Total contract interest	$17,548	11,663	(11,058)	134,481

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

The financial statement investment spread, the difference between investment income and interest credited to contract holders, is subject to variations from option performance during any given period. For example, many of the Company's equity-index annuity products provide for the collection of asset management fees. These asset management fees are assessed when returns on expiring options are positive, and they are collected prior to passing any additional returns above the assessed management fees to the policy contractholders. During periods of positive returns, the collected asset management fees serve to increase the financial statement spread by increasing option realized gains reported as investment income in an amount greater than interest credited to policy contractholders which is reported as contract interest expense. Asset management fees collected in the third quarter of 2022 and 2021 were approximately $0.0 million and $0.0 million, respectively. For the nine months ended September 30, 2022 and 2021, asset management fees collected were $0.0 million and $5.8 million, respectively. The Company changed its option hedging to an "out-of-the-money" basis during 2020 for those annuity products containing asset management fee provisions and as of the end of the second quarter of 2021, all options outstanding for annuity products having asset management fee features were acquired on an out-of-the-money basis. Accordingly, no asset management fees have been collected since that time. While asset management fees are no longer being collected, the costs to purchase the out-of-the-money options similarly decreases.

Net realized investment gains (losses) - Realized gains (losses) on investments generally include proceeds from bond calls, sales and impairment write-downs, as well as gains and losses on the sale of real estate property. The net gains reported for the nine months ended September 30, 2022 consisted of gross gains of $6.5 million, primarily related to bond calls of debt securities in the available-to-sale category, offset by gross losses of $(0.2) million. The net gains reported for the nine months ended September 30, 2021 consisted of gross gains of $11.3 million offset by gross losses of $(1.4) million. The gross loss in the 2021 period pertains to property sold that had been held by Ozark National.

Benefits and Expenses. The following table details benefits and expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)

Life and other policy benefits	$37,356	70,633	114,432	144,426
Amortization of deferred transaction costs	31,679	(8,389)	88,451	46,723
Universal life and annuity contract interest	17,548	11,663	(11,058)	134,481
Other operating expenses	29,387	30,793	92,290	90,596

Totals	$115,970	104,700	284,115	416,226

Life and other policy benefits - Death claim benefits, the largest component of policy benefits, were $59.1 million in the first nine months of 2022 compared to $74.6 million for the first nine months of 2021. Of the amount included in the nine months ended September 30, 2022, $31.9 million was associated with National Western business and $27.2 million pertained to Ozark National. In the first nine months of 2021, these amounts were $45.4 million and $29.2 million for National Western and Ozark National, respectively. Death claim amounts are subject to variation from period to period. For the first nine months of 2022, the number of National Western life insurance claims decreased 22% versus the comparable period in 2021 while the average dollar amount per net claim increased to $63,200 from approximately $61,300. National Western's overall mortality experience has generally been consistent with or better than its product pricing assumptions. The average net claim for Ozark National during the 2022 and 2021 nine-month periods was $15,700 and $16,000, respectively. Mortality exposure is managed through reinsurance treaties under which National Western's retained maximum net amount at risk on any one life is capped at $500,000. Ozark National's retained maximum net amount at risk is capped at $200,000 under its reinsurance treaties with limited exceptions related to the conversion of child protection and guaranteed insurability riders.

Both National Western and Ozark National established specific coding to track the death claim experience associated with COVID-19. During the nine months ended September 30, 2022, National Western incurred 72 death claims on life insurance policies in which the reported cause of death was due to the coronavirus (COVID-19) totaling a net claim amount (after reinsurance) of $5.4 million. For the comparable nine-month period in 2021, National Western incurred 173 COVID-19 related death claims on life insurance policies totaling a net amount after reinsurance of $19.1 million. The industry has noted that designation of COVID-19 as the cause of death has not been consistent during the pandemic. Accordingly, the Company's disclosures reporting death claims due to COVID-19 are updated as more information is obtained. During the nine months ended September 30, 2022, Ozark National incurred 106 confirmed COVID-19 death claims aggregating to a net claim amount of approximately $2.8 million. For the nine months ended September 30, 2021, Ozark National reported 343 COVID-19 death claims totaling to a net claim amount of $5.9 million. The Company's COVID-19 death claim experience peaked in the third quarter of 2021 and has incurred successive quarterly decrements in activity since that time. The COVID-19 claim activity is included in the claim disclosures made in the preceding paragraph.

Life and other policy benefits also includes policy liabilities held associated with the Company's traditional life products, policies with life contingencies, and riders such as the guaranteed minimum withdrawal benefit rider ("WBR"), a popular rider to National Western's equity-indexed annuity products. The increases in the WBR liabilities for National Western were $10.3 million and $4.3 million in the quarters ended September 30, 2022 and 2021, respectively, and $28.2 million and $9.1 million, respectively, for the nine months ended. In the third quarters ended September 30, 2022 and 2021, the Company unlocked assumptions pertaining to life and other policy benefits the effect of which were to decrease the liability for policy benefits by $5.4 million in 2022 and increase the liability by $27.4 million in 2021. Refer to the unlocking discussion which follows in the Amortization of deferred transaction costs section for further discussion.

Life and other policy benefits in the quarters ended September 30, 2022 and 2021 includes changes in traditional life reserves and miscellaneous benefit payments associated with Ozark National's operations of $8.2 million and $8.4 million, respectively, and $21.9 million an $21.5 million, respectively for the nine months then ended.

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

The following table identifies the effects of unlocking adjustments on DPAC balances recorded through amortization expense separate from recurring amortization expense components for the three and nine months ended September 30, 2022 and 2021.

Amortization of DPAC	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)

Unlocking adjustments	$559	(36,510)	559	(36,510)
Other amortization components	26,666	23,081	73,390	66,262

Totals	$27,225	(13,429)	73,949	29,752

Amortization expense for the three and nine months ended September 30, 2022 was comprised of DPAC amortization by National Western of $27.0 million and $73.3 million, respectively, and by Ozark National of $0.3 million and $0.7 million, respectively. Amortization expense for National Western for the three and nine months ended September 30, 2022 was reduced by $1.0 million and $3.0 million, respectively, for amounts pertaining to the policies ceded under the funds withheld reinsurance agreements. Ceded amortization expense for the three and nine months ended September 30, 2021 was $1.6 million and $5.0 million, respectively. The ceded amounts decline over time with the runoff of the closed block of policies.

The Company's practice is to annually review during the third quarter its actuarial assumptions regarding the emergence of profits pertaining to its blocks of businesses and to update or "unlock" those assumptions which deviate significantly from actual experience. During the three and nine months ended September 30, 2022, the Company unlocked DPAC balances associated with its Life and Annuity segments the effect of which was to decrease DPAC balances by $0.6 million (and increase amortization expense). Life and Annuity DPAC balances were unlocked for assumptions involving lapse rates, surrender rates, annuitization rates, mortality experience, and investment portfolio yield rates. The Company also unlocked DPAC balances during the three and nine months ended September 30, 2021, the effect of which was to increase DPAC balances by $36.5 million (and decrease amortization expense). The primary unlocking adjustment giving rise to the DPAC balance increase in 2021 was cost of insurance ("COI") charge increases on International universal life products inforce. The increased COI charges create higher expected gross profits in future years which causes DPAC amortization to shift to these later periods.

The Company is required to evaluate its emergence of profits continually and management believes that the current amortization patterns of deferred policy acquisition costs are reflective of actual experience.

As the DPAC balance is an asset on the Company's Condensed Consolidated Balance Sheets, GAAP provides for an earned interest return on the unamortized balance each period. The earned interest serves to increase the DPAC balance and reduce other amortization component expense. The rate at which the DPAC balance earns interest is the average credited interest rate on the Company's universal life and annuity policies in force, including credited interest on equity-indexed policies. The amount of earned interest on DPAC balances recorded for the three months ended September 30, 2022 and 2021 was $1.2 million and $8.6 million, respectively, decreasing other amortization component expense. The amount of interest earned on DPAC balances for the nine months ended September 30, 2022 and 2021 was $11.7 million and $24.1 million, respectively. The decreased interest amount in 2022 compared to 2021 reflects lower returns on equity-index products, particularly life insurance products.

As part of the purchase accounting required with the acquisition of Ozark National, the Company recorded an intangible asset of $180.9 million referred to as the value of business acquired ("VOBA"). VOBA represents the difference between the acquired assets and liabilities of Ozark National measured in accordance with the Company's accounting policies and the fair value of these same assets and liabilities. The VOBA balance sheet amount is amortized following a methodology similar to that used for amortizing deferred policy acquisition costs. In the quarters ended September 30, 2022 and 2021, the Company's VOBA amortization expense was $1.8 million and $1.9 million, respectively, and $6.3 million and $6.7 million, respectively, for the nine months then ended.

At December 31, 2020, the Company recorded as an asset on its Consolidated Balance Sheet a deferred Cost of Reinsurance ("COR") amount of $102.8 million associated with the funds withheld reinsurance transaction with Prosperity. This represents the amount of assets transferred at the closing date of funds withheld agreement (debt securities, policy loans, and cash) in excess of the GAAP liability ceded plus a $48 million ceding commission paid to the reinsurer. The COR balance is amortized commensurate with the runoff of the ceded block of funds withheld business. For the three months ended September 30, 2022 and 2021, COR amortization expense of $2.7 million and $3.1 million, respectively, is included in Amortization of deferred transaction costs. For the nine months ended September 30, 2022 and 2021, COR amortization expense of $8.2 million and $10.3 million, respectively, is included in amortization of deferred transaction costs.

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

Contract interest reported in financial statements also encompasses the performance of the index options associated with the Company's fixed-index products. As previously noted, the market value changes of these derivative features resulted in net realized and unrealized gains/(losses) of $(89.2) million and $70.5 million for the nine months ended September 30, 2022 and 2021, respectively. These amounts consisted of realized gains of $11.2 million and unrealized losses of $(100.4) million for the year-to-date 2022 period, and realized gains of $104.8 million and unrealized losses of $(34.3) million for the comparable 2021 time frame. For the three months ended September 30, 2022 and 2021, the net realized and unrealized gains/(losses) from market value changes were $(12.5) million and $2.3 million. In the third quarter of 2022, the figure was comprised of realized gains (losses) of $(11.8) million and unrealized losses of $(0.7) million. In the third quarter of 2021, this amount was made up of realized gains of $35.3 million and unrealized losses of $(33.0) million. These returns similarly increased/(decreased) the computed average credited rates for the periods shown above. Policyholders of equity-indexed products cannot receive an interest credit below 0% according to the policy contract terms.

Contract interest expense includes other items which increase or decrease reported contract interest in a particular reporting period. For the three and nine months ended September 30, 2022 and 2021, these other items include the amounts shown in the table below.

Contract Interest Expense	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)

Gross reserve changes	$2,987	330	11,508	16,342
Ceded reserve changes under funds withheld	(2,602)	(2,773)	(13,884)	(19,916)
Unlocking adjustments, net	3,661	(14,547)	3,661	(14,547)
Asset management fees collected	—	—	—	(5,835)
Projected asset management fees	—	—	—	6,477
Other embedded derivative components	(726)	(1,291)	(4,238)	5,748

Totals	$3,320	(18,281)	(2,953)	(11,731)

Contract interest expense includes gross reserve changes for immediate annuities, two tier annuities, excess death benefit reserves, excess annuitizations, and amortization of deferred sales inducement balances. These gross reserve items are offset by policy charges assessed for policies having the withdrawal benefit rider (WBR). As changes in these items collectively impact contract interest expense, financial statement interest spread is also affected. Netted against gross reserve changes for the first nine months of 2022 is $22.0 million for assessed WBR policy charges compared to $19.9 million in the same period for 2021.

Beginning in 2021, reserve changes associated with funds withheld annuity policies are ceded to the reinsurer and no longer reflected in the financial statements of the Company. Accordingly, contract interest expense is adjusted to remove these expense items which are shown in the above table for the three and nine months ended September 30, 2022 and 2021. In addition to these amounts, the Company also cedes the fixed interest credited on the funds withheld annuity policies. For the three months ended September 30, 2022 and 2021, fixed interest credited and ceded was $7.2 million and $7.4 million, respectively. For the nine months ended September 30, 2022 and 2021, fixed interest credited and ceded was $24.0 million and $22.6 million, respectively.
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

The Company's historical practice was to purchase options priced to incorporate an expected probability of collecting asset management fees (referred to as "at-the-money hedging"). With this practice accounting rules required the embedded derivative liability to include a projection of asset management fees estimated to be collected in the succeeding fiscal year. This projection was based upon the most recent performance of the reference equity index. Increases in projected asset management fees to be collected reduced contract interest expense while decreases in projected asset management fees to be collected increased contract interest expense. The Company converted to an "out-of-the-money" hedging practice during 2020 which eliminated the need to project collection of future asset management fees as part of the embedded derivative liability when the remaining inventory of annual at-the-money option hedges completed its roll over to out-of-the-money hedges during the second quarter of 2021. Consequently, the embedded derivative liability component for projected asset management fees to be collected progressively diminished and was phased out as of the end of the 2021 second quarter. In the nine month periods ended September 30, 2022 and 2021 contract interest was increased by $0.0 million and $6.5 million, respectively, for the projected change in asset management fees to be collected.

Another contract interest expense component is the amortization of deferred sales inducements (included in Gross reserve changes above). Similar to deferred policy acquisition costs, the Company defers sales inducements in the form of first year credited interest bonuses on annuity products that are directly related to the production of new business. These bonus interest charges are deferred and amortized using the same methodology and assumptions used to amortize other capitalized acquisition costs and the amortization is included in contract interest. In addition, deferred sales inducement balances ("DSI") are also reviewed periodically to ascertain whether actual experience has deviated significantly from that assumed (unlock) and are adjusted to reflect current policy lapse or termination rates, expense levels and credited rates on policies compared to anticipated experience (true-up). These unlocking adjustments, plus or minus, are included in contract interest expense. As previously discussed in the amortization of deferred policy acquisition costs section, the Company unlocked its assumptions for the annuity line of business in the third quarters of 2022 and 2021 including the deferred sales inducement balance (which is amortized as credited interest). The effect of these prospective unlockings was to increase the deferred sales inducement balance by $0.1 million and $1.0 million in the nine months ended September 30, 2022 and 2021, respectively, decreasing contract interest expense.

These third quarter unlocking adjustments also changed assumptions effecting the excess benefit reserve held on universal life policies. The impact of these unlockings was to increase excess benefits reserves by $3.8 million in the three and nine months ended September 30, 2022, and to decrease excess benefits reserves by $13.6 million in the three and nine months ended September 30, 2021.

Other operating expenses - Other operating expenses consist of general administrative expenses, licenses and fees, commissions not subject to deferral, real estate expenses, brokerage expenses, compensation costs, and reinsurance ceded commission expense. These expenses for the three and nine months ended September 30, 2022 and 2021 are summarized in the table that follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)

General administrative expenses	$15,810	14,043	41,566	37,675
Compensation expenses	6,348	8,745	25,360	29,473
Commission expenses	2,026	2,392	7,453	8,052
Real estate expenses	1,493	1,471	4,696	4,400
Brokerage expenses (NIS)	1,433	1,523	4,445	4,481
Reinsurance ceded commission expense	—	—	3	10
Taxes, licenses and fees	2,277	2,619	8,767	6,505

Totals	$29,387	30,793	92,290	90,596

General administrative expenses include software amortization expense associated with National Western's proprietary policy administration systems as well as other acquired software. Expenses pertaining to these items were $4.1 million and $3.0 million in the third quarter of 2022 and 2021, respectively and $11.4 million and $10.4 million in the first nine months of 2022 and 2021, respectively. This category of expenses also includes legal fees and expenses which were $0.9 million and $(0.7) million in the quarters September 30, 2022 and 2021, respectively, and $3.0 million and $1.1 million, respectively for the nine months year-to date. The negative legal expense in the third quarter of 2021 reflects recovery of legal fees from the plaintiff in a shareholder derivative lawsuit.

Compensation expenses include share-based compensation costs related to outstanding vested and nonvested stock appreciation rights ("SARs"), restricted stock units ("RSUs") and performance share units ("PSUs"). The related share-based compensation costs move in tandem not only with the number of awards outstanding but also with the movement in the market price of the Company's Class A common stock as a result of marking the SARs, RSUs, and PSUs to fair value under the liability method of accounting. Consequently, the related expense amount varies positively or negatively in any given period. In the amounts shown above, share-based compensation expense totaled $(1.2) million in the third quarter of 2022 and $0.3 million in the third quarter of 2021. For the nine-month periods shown share-based compensation expenses was $1.4 million in 2022 and $4.2 million in 2021. The Company's Class A common share price decreased from $214.44 at December 31, 2021 to $170.80 at September 30, 2022, compared to increasing from $206.44 at December 31, 2020 to $210.59 at September 30, 2021. Share-based compensation expense in the 2022 periods are also being increased by the significant increments in the risk free interest rate levels used to value the outstanding awards. No performance share awards were granted in the first nine months of 2022 nor in 2021. Ozark National compensation expenses were $1.0 million and $1.0 million in the third quarter of 2022 and 2021, respectively, and $3.0 million and $2.9 million in the nine months ended 2022 and 2021, respectively.

Taxes, licenses and fees include premium taxes and licensing fees paid to state insurance departments, the company portion of social security and Medicare taxes, state income taxes, and other state and municipal taxes. Taxes, licenses and fees in the first nine months ended September 30, 2021 were reduced by $1.2 million for the release of a tax liability accrual. Taxes, licenses and fees in the nine months ended September 30, 2022 include premium tax expenses of $5.2 million compared to $4.2 million in the comparable period of 2021 which reflects the increased retaliatory tax burden on National Western imposed by a change in Colorado laws with respect to premium taxes.

Federal Income Taxes. Federal income taxes on earnings from operations reflect an effective tax rate of 20.2% for the nine months ended September 30, 2022 compared to 20.6% for the nine months ended September 30, 2021. The Federal corporate tax rate was set at 21% under the 2017 Tax Cuts and Jobs Act ("Tax Act"). The Company's effective tax rate is typically slightly lower than the Federal statutory rate due to tax-exempt investment income related to municipal securities and dividends-received deductions on income from stocks, absent other permanent tax items.

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

Segment Operations

Summary of Segment Earnings

A summary of segment earnings for the three and nine months ended September 30, 2022 and 2021 is provided below. The segment earnings exclude realized gains and losses on investments, net of taxes.

	Domestic Life Insurance	International Life Insurance	Annuities	ONL & Affiliates	All Others	Totals

	(In thousands)

Segment earnings:
Three months ended:
September 30, 2022	$1,875	3,610	8,989	4,601	2,097	21,172
September 30, 2021	$486	38,759	(9,985)	3,381	3,240	35,881

Nine months ended:
September 30, 2022	$4,684	11,524	45,178	13,246	9,097	83,729
September 30, 2021	$1,891	49,243	69,627	11,616	11,717	144,094

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$15,154	12,122	43,261	38,495
Net investment income	8,813	6,599	581	58,689
Other revenues	26	28	77	80

Total premiums and other revenues	23,993	18,749	43,919	97,264

Benefits and expenses:
Life and other policy benefits	6,294	6,752	17,458	17,869
Amortization of deferred transaction costs	7,224	2,479	13,388	8,092
Universal life insurance contract interest	1,588	3,015	(12,811)	50,102
Other operating expenses	6,503	5,891	20,013	18,820

Total benefits and expenses	21,609	18,137	38,048	94,883

Segment earnings before Federal income taxes	2,384	612	5,871	2,381
Provision for Federal income taxes	509	126	1,187	490

Segment earnings	$1,875	486	4,684	1,891

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)

Universal life insurance revenues	$17,564	14,148	50,339	44,399
Traditional life insurance premiums	992	985	3,040	2,888
Reinsurance premiums	(3,402)	(3,011)	(10,118)	(8,792)

Totals	$15,154	12,122	43,261	38,495

Universal life insurance revenues are predominantly earned based upon the amount of life insurance policies that are in force. National Western's pace of new policies issued has lagged the number of policies terminated from death or surrender causing a declining level of policies in force from which contract revenue is received. Consequently, the number of domestic life insurance policies in force has declined from 46,940 at December 31, 2020 to 46,060 at December 31, 2021, and to 45,100 at September 30, 2022. Policy lapse rates in the first nine months of 2022 approximated 5.7% compared to 6.3% and 6.5% in the first nine months of 2021 and 2020, respectively. While policy count rates have declined, the face amount of life insurance in force has increased from $3.5 billion at December 31, 2020 to $3.7 billion at both December 31, 2021 and September 30, 2022.

Universal life insurance revenues are also generated with the issuance of new business based upon amounts per application and percentages of the face amount (volume) of insurance issued. The number of domestic life policies issued in the first nine months of 2022 was 40% lower than in the comparable period for 2021 and the volume of insurance issued was 39% lower than that in 2021.

Universal life insurance revenues also include surrender charge income realized on terminating policies and, in the case of domestic universal life, amortization into income of the premium load on single premium policies which is deferred. The net premium load amortization was $4.1 million and $0.2 million in the three months ended September 30, 2022 and 2021, respectively, and $7.7 million and $3.6 million in the nine months ended September 30, 2022 and 2021, respectively.

Premiums collected on universal life products are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings in accordance with GAAP. Actual domestic universal life premiums collected are detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)

Universal life insurance:
First year and single premiums	$29,671	51,986	104,808	156,801
Renewal premiums	3,831	4,436	12,911	12,719

Totals	$33,502	56,422	117,719	169,520

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

A detail of net investment income for domestic life insurance operations is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)

Net investment income (excluding derivatives)	$14,335	12,865	41,323	38,413
Index option derivative gain (loss)	(5,522)	(6,266)	(40,742)	20,276

Net investment income	$8,813	6,599	581	58,689

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

Life and policy benefits for a smaller block of business are more exposed to variation from period to period. Claim count activity during the first nine months of 2022 decreased 19% compared to the first nine months of 2021 while the average net claim amount (after reinsurance) increased to $41,650 from $36,670. Reported claims in the nine months ended September 30, 2022 for which the cause of death was identified as COVID-19 were $3.2 million after reinsurance, a decrease from $4.2 million reported in the first nine months of 2021. The low face amount per claim relative to current issued amounts of insurance per policy reflects the older block of domestic life insurance policies sold consisting of final expense type products (i.e. purchased to cover funeral costs) which typically had smaller face amounts of insurance coverage. Claims on these older blocks of policies are more susceptible to COVID-19 mortality given the higher attained ages of this business. GAAP reporting requires that claims be recorded net of any cash value amounts that have been accumulated in the policies. The Company's overall mortality experience for this segment has been consistent with pricing assumptions.

Included in amortization of deferred transaction costs is DPAC amortization. As noted previously in the discussion of Results of Operations, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience with the adjustment reflected in current period amortization expense. To the extent required, unlocking adjustments may also be recorded to DPAC balances. The following table identifies the effects of unlocking adjustments on domestic life insurance DPAC balances recorded through amortization expense separate from recurring amortization expense components for the three and nine months ended September 30, 2022 and 2021.

Amortization of DPAC	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)

Unlocking adjustments	$1,167	495	1,167	495
DPAC amortization expense	6,057	1,984	12,221	7,597

Totals	$7,224	2,479	13,388	8,092

During the quarters ended September 30, 2022 and 2021, the Company unlocked DPAC balances associated with its Domestic Life segment for mortality, lapse rates, and portfolio investment yield (interest spread). The effect of the prospective unlocking was to decrease DPAC balances (and increase amortization expense) by $1.2 million and $0.5 million, respectively.

In the Consolidated Operations discussion of amortization of deferred acquisition costs it was noted that interest earned on DPAC balances serves to offset (decrease) amortization expense and that the interest rate used is the crediting rate experience during the period. The increase in amortization expense in 2022 relative to 2021 reflects lower interest earned on universal life DPAC balances due to decreased realized gains from index options. Credited interest rates during the third quarter of 2022 approximated 1% on universal life as compared to 9% in the third quarter of 2021.

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

International Life Insurance Operations

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$17,866	19,570	54,106	60,406
Net investment income (loss)	3,793	9,172	(3,610)	35,135
Other revenues	24	19	63	91

Total premiums and other revenues	21,683	28,761	50,559	95,632

Benefits and expenses:
Life and other policy benefits	5,878	10,272	16,065	19,949
Amortization of deferred transaction costs	4,275	(27,896)	14,269	(16,341)
Universal life insurance contract interest	2,502	(7,056)	(7,841)	15,969
Other operating expenses	4,408	4,640	13,621	14,060

Total benefits and expenses	17,063	(20,040)	36,114	33,637

Segment earnings before Federal income taxes	4,620	48,801	14,445	61,995
Provision for Federal income taxes	1,010	10,042	2,921	12,752

Segment earnings	$3,610	38,759	11,524	49,243

As with domestic life operations, revenues from the international life insurance segment include both premiums on traditional type products and contract revenues from universal life insurance. A comparative detail of premiums and contract revenues is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)

Universal life insurance revenues	$17,662	19,055	53,486	59,059
Traditional life insurance premiums	1,824	2,101	5,430	6,130
Reinsurance premiums	(1,620)	(1,586)	(4,810)	(4,783)

Totals	$17,866	19,570	54,106	60,406

Universal life revenues and operating earnings are largely generated from the amount of life insurance in force. The volume of in force for this segment, primarily universal life, has contracted from $12.4 billion at December 31, 2020 to $11.3 billion at December 31, 2021 and to $10.6 billion at September 30, 2022. The international life insurance block of business is a closed book that is expected to run off over a number of years.

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

	Amount in $'s	Annualized Termination Rate
	(millions)

Volume In Force Terminations
Nine Months Ended September 30, 2022	$733.9	8.6%
Year ended December 31, 2021	1,080.1	8.7%
Year ended December 31, 2020	1,295.2	9.5%
Year ended December 31, 2019	1,671.5	10.9%
Year ended December 31, 2018	1,706.3	10.0%
Year ended December 31, 2017	2,309.7	12.2%

As noted previously, premiums collected on universal life products are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings in accordance with GAAP. Actual international universal life premiums collected are detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)

Universal life insurance:
First year and single premiums	$—	—	—	—
Renewal premiums	10,944	12,720	34,547	37,754

Totals	$10,944	12,720	34,547	37,754

National Western's most popular international products were its fixed-index universal life products in which the policyholder could elect to have the interest rate credited to their policy account values linked in part to the performance of an outside equity index. These products issued were not generally available in the local markets when sold. Included in the totals in the above table are collected renewal premiums for fixed-index universal life products of approximately $19.5 million and $21.7 million for the first nine months of 2022 and 2021, respectively. The declining trend in renewal premiums during these periods corresponds with the decline in policies in force due to elimination of new sales and the termination activity as discussed above.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)

Net investment income (excluding index option derivatives)	$5,228	5,841	16,051	17,404
Index option derivative gain (loss)	(1,435)	3,331	(19,661)	17,731

Net investment income (loss)	$3,793	9,172	(3,610)	35,135

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

Life and policy benefits primarily consist of death claims on policies. National Western's clientèle for international products are generally wealthy individuals with access to U.S. dollars and quality medical care. Consequently, the amounts of coverage purchased historically tended to be larger amounts. Life and policy benefit expense for the international life segment reflects the larger policies historically purchased, however mortality due to natural causes is comparable to that in the United States. The Company's maximum risk exposure per insured life is capped at $500,000 through reinsurance. The average international life net claim amount (after reinsurance) in the first nine months of 2022 increased to $222,600 from $199,300 in the first nine months of 2021 while the number of claims incurred decreased 39%. Net claims, after reinsurance, associated with COVID-19 were $2.2 million in the nine months ended September 30, 2022 as compared to $16.3 million reported in the nine months ended September 30, 2021.

Included in amortization of deferred transaction costs is DPAC amortization. The Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels, and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking adjustments on international life insurance DPAC balances recorded through amortization expense separate from recurring amortization expense components for the three and nine months ended September 30, 2022 and 2021.

Amortization of DPAC	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)

Unlocking adjustments	$(763)	(33,800)	(763)	(33,800)
DPAC amortization expense	5,038	5,904	15,032	17,459

Totals	$4,275	(27,896)	14,269	(16,341)

During the quarters ended September 30, 2022 and 2021, the Company unlocked DPAC balances associated with its International Life segment for asuumptions pertaining to lapse rates, mortality, and investments yields. In the third quarter of 2021, the Company also unlocked for cost of insurance ("COI") charge increases that were implemented. This adjustment in particular significantly reduced current period DPAC amortization expense due to DPAC amortization being pushed out into future years to match the higher revenues from the prospective COI charge increases. The effect of these prospective unlockings was to increase DPAC balances (and decrease amortization expense) by $0.8 million and $33.8 million in the three and nine months ended September 30, 2022 and 2021, respectively.

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

Annuity Operations

A comparative analysis of results of operations for National Western's annuity segment is detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$5,859	4,243	12,509	11,915
Net investment income	56,735	62,150	174,101	282,073
Other revenues	1,744	1,305	4,342	4,068

Total premiums and other revenues	64,338	67,698	190,952	298,056

Benefits and expenses:
Life and other policy benefits	8,766	36,079	31,805	55,909
Amortization of deferred transaction costs	18,195	14,916	53,832	47,741
Annuity contract interest	13,458	15,704	9,594	68,410
Other operating expenses	12,219	13,544	39,091	38,338

Total benefits and expenses	52,638	80,243	134,322	210,398

Segment earnings (loss) before Federal income taxes	11,700	(12,545)	56,630	87,658
Provision for Federal income taxes	2,711	(2,560)	11,452	18,031

Segment earnings (loss)	$8,989	(9,985)	45,178	69,627

Premiums and contract charges primarily consist of surrender charge income recognized on terminated policies. The amount of the surrender charge income recognized is determined by the volume of surrendered contracts as well as the duration of each contract at the time of surrender given the pattern of declining surrender charge rates over time that is common to most annuity contracts. The Company's lapse rate for annuity contracts in the first nine months of 2022 was 7.9% which remained elevated compared to historical measures but was lower than the 8.9% rate during the same period in 2021. An outcome of the COVID-19 pandemic crisis has been movement by consumers toward fortifying liquidity positions. This has manifested in greater withdrawal and surrender activity. In addition, annuity contracts with fixed interest rates are more prone to terminate as contracts approach the end of their surrender charge period and in periods of rising interest rates.

Deposits collected on annuity contracts are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings in accordance with GAAP. Actual annuity deposits collected for the three and nine months ended September 30, 2022 and 2021 are detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)

Fixed-index annuities	$34,902	103,932	191,934	337,661
Other deferred annuities	(744)	1,012	918	2,973
Immediate annuities	101	5,843	5,478	23,024

Totals	$34,259	110,787	198,330	363,658

Fixed-index products are attractive for consumers when interest rate levels remain low and equity markets produce positive returns. Since National Western does not offer variable products or mutual funds, fixed-index products provide an important alternative to the Company's existing fixed interest rate annuity products. Fixed-index annuity deposits as a percentage of total annuity deposits were 97% and 93% for the nine months ended September 30, 2022 and 2021, respectively. The percentage of fixed-index products to total annuity sales reflects the historically low interest rate environment and the preference for credited interest linked in part to outside equity market indices given the overall positive performance in the equities market.

Some of the Company's deferred products, including fixed-index annuity products, contain a first year interest bonus, in addition to the base first year interest rate, which is credited to the account balance when premiums are applied. These sales inducements are deferred in conjunction with other capitalized policy acquisition costs. The amounts currently deferred to be amortized over future periods amounted to approximately $4.9 million and $14.6 million during the first nine months of 2022 and 2021, respectively. Amortization of deferred sales inducements is included as a component of annuity contract interest as described later in this discussion of Annuity Operations.

A detail of net investment income for annuity operations is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)

Net investment income (excluding derivatives and trading securities)	$53,145	53,500	164,590	163,564
Index option derivative gain (loss)	(5,593)	5,219	(28,770)	32,467
Embedded derivative on reinsurance	70,610	4,146	256,499	76,486
Trading securities market adjustment	(61,427)	(715)	(218,218)	9,556

Net investment income	$56,735	62,150	174,101	282,073

For the three months ended September 30, 2022 and 2021, net investment income was reduced by $16.8 million and $14.3 million, respectively for amounts ceded to the reinsurers under the funds withheld reinsurance agreements. For the nine months ended September 30, 2022 and 2021, these amounts were $44.4 million and $41.4 million, respectively.

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

The funds withheld reinsurance agreement with Prosperity executed December 31, 2020 introduced embedded derivative accounting with respect to the annuity policyholder obligations reinsured. The funds withheld reinsurance agreement with Aspida executed during the third quarter of 2022 follows the same embedded derivative accounting treatment. During the three and nine months ended September 30, 2022, the embedded derivative contra-liability increased by $70.6 million and $256.5 million, respectively, which was recorded as a component of net investment income. Debt securities supporting the funds withheld policyholder obligations classified as trading securities incurred a $(61.4) million market value decrease in the three months ended September 30, 2022 and a $(218.2) million market value decline in the nine months ended September 30, 2022, which were also recorded as a component of net investment income. The net of these two amounts, the embedded liability decrease and the change in market value of trading securities, increased net investment income in the Annuity segment by $9.2 million and $38.3 million in the three and nine months ended September 30, 2022, respectively.

Other revenues in the three and nine months ended September 30, 2022 include $1.1 million and $3.6 million, respectively, of maintenance expense allowance revenue. For the three and nine months ended September 30, 2021, these amounts were $1.3 million and $4.0 million, respectively. Under terms of the funds withheld reinsurance contract with Prosperity, National Western earns a monthly expense allowance equal to the average policy count of the funds withheld reinsured block of business multiplied by a stated amount per policy.

Included in amortization of deferred transaction costs is DPAC amortization. Consistent with the domestic and international life segments, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse and termination rates, expense levels and credited rates on policies as compared to anticipated experience, as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking adjustments on annuity DPAC balances recorded through amortization expense separate from recurring amortization expense components for the three and nine months ended September 30, 2022 and 2021.

Amortization of deferred transaction costs	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)

Unlocking adjustments	$156	(3,205)	156	(3,205)
DPAC amortization expense	15,358	14,989	45,484	40,684
COR amortization expense	2,681	3,132	8,192	10,262

Totals	$18,195	14,916	53,832	47,741

During the quarters ended September 30, 2022 and 2021, the Company unlocked DPAC balances associated with its Annuity segment for assumptions pertaining to lapse rates, annuitization rates, portfolio investment yield rates, and expenses. The effect of the prospective unlocking was to increase/(decrease) DPAC balances by $(0.2) million and $3.2 million in 2022 and 2021, respectively. Increases in DPAC balances decrease current amortization expense while decreases in DPAC balances increase current amortization expense.

Amortization of DPAC balances is proportional to estimated expected gross profits ("EGPs") for a line of business. The EGPs of the annuities block of business in the first nine months of 2022 were lower than that of the first nine months of 2021 resulting in lower core DPAC amortization expense. In the three and nine months ended September 30, 2022, amortization expense was reduced by $1.0 million and $3.0 million, respectively, for DPAC ceded to reinsurers under the funds withheld reinsurance agreements. These amounts for the three and nine months ended September 30, 2021 were $1.6 million and $5.0 million, respectively, which reduced amortization expense in the periods. As previously noted, the amount of DAC interest offsetting amortization expense was lower in 2022 compared to the same period of 2021 serving to increase core DPAC amortization expense by $1.4 million and $5.0 million in three and nine months ended September 30, 2022 compared to the comparable periods in 2021.

Amortization of deferred transaction costs includes amortization of the cost of reinsurance recorded at year-end 2020 associated with the funds withheld reinsurance agreement with Prosperity. At December 31, 2020, the Company recorded as an asset on the Consolidated Balance Sheet a deferred Cost of Reinsurance ("COR") amount of $102.8 million associated with the funds withheld reinsurance transaction. This represents the amount of assets transferred at the closing date of the funds withheld agreement (debt securities, policy loans, and cash) in excess of the GAAP liability ceded plus a $48.0 million ceding commission paid to the reinsurer. The COR balance is amortized commensurate with the runoff of the ceded block of funds withheld business. In the three and nine months ended September 30, 2022, COR amortization expense of $2.7 million and $8.2 million, respectively, is included in Amortization of deferred transaction costs, as compared to $3.1 million and $10.3 million for three and nine months ended September 30, 2021, respectively.

Annuity contract interest includes the equity component return associated with the call options purchased to hedge National Western's fixed-index annuities. The detail of fixed-index annuity contract interest as compared to contract interest for all other annuities is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)

Fixed-index annuities	$6,895	15,920	(538)	73,862
All other annuities	3,126	700	4,482	(877)

Gross contract interest	10,021	16,620	3,944	72,985
Bonus interest deferred and capitalized	138	(3,869)	(4,901)	(14,580)
Bonus interest amortization	3,299	2,953	10,551	10,005

Total contract interest	$13,458	15,704	9,594	68,410

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

Collection of asset management fees on positive returns of expiring options is subtracted from contract interest credited to policyholders. This offset serves to lessen the increase in contract interest expense relative to the option gains reported in the Company's net investment income. Asset management fees collected during the three and nine months ended September 30, 2022 were $0.0 million and $0.0 million compared to $0.0 million and $5.8 million in the corresponding periods of 2021. As noted in the discussion in the Consolidated Operations section, the Company changed its option hedging methodology during 2020 to an "out-of-the-money" approach for those annuity products having the ability to assess asset management fees. By the end of the second quarter of 2021, all outstanding options for these products had been converted to this methodology which no longer hedges for the collection of asset management fees. As a result, there were no asset management fees collected subsequent to the third quarter of 2021.

As previously noted, accounting rules require the embedded derivative liability to include a projection of asset management fees estimated to be collected in the succeeding fiscal year under the Company's historical practice of purchasing options priced to incorporate an expected probability of collecting asset management fees (referred to as "at the money hedging"). This projection for the embedded derivative liability is based upon the most recent performance of the reference equity index. Increases in projected asset management fees to be collected reduce contract interest expense while decreases in projected asset management fees to be collected increase contract interest expense. In the three month periods ended September 30, 2022 and 2021, contract interest was increased $0.0 million and $0.0 million million, respectively, for the projected change in asset management fees to be collected. In the nine month periods ended September 30, 2022 and 2021, contract interest was increased $0.0 million and $6.5 million, respectively, for the projected change in asset management fees to be collected. Since the Company changed its embedded derivative hedging process to incorporate "out-of-the-money" hedging, probability projections of collected asset management fees are no longer applicable subsequent to the third quarter of 2021 (as the inventory of annual at the money hedges rolled over to only out-of-the-money hedges).

Annuity contract interest includes true-up adjustments for the deferred sales inducement balance which are done each period similar to that done with respect to DPAC balances with the adjustment reflected in current period contract interest expense. To the extent required, the Company may also record unlocking adjustments to deferred sales inducement balances in conjunction with DPAC balance unlockings. As part of the unlocking adjustments previously discusssed, the Company unlocked its deferred sales inducement balance in the third quarters of 2022 and 2021 the effect of which was to increase the balance by $0.1 million and $1.0 million in the three and nine months ended September 30, 2022 or 2021, respectively, and decrease contract interest expense.

ONL & Affiliates

Ozark National and NIS are combined into a separate segment "ONL & Affiliates" given their inter-related marketing and sales approach which consists of a coordinated sale of a non-participating whole life insurance product (Ozark National) and a mutual fund investment product (NIS). An analysis of results of operations for the ONL & Affiliates segment is detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)

Premiums and other revenues:
Premiums and contract charges	$18,823	19,159	57,149	57,923
Net investment income	7,301	6,763	21,438	20,117
Other revenues	2,777	3,169	8,865	9,368

Total premiums and other revenues	28,901	29,091	87,452	87,408

Benefits and expenses:
Life and other policy benefits	16,418	17,530	49,104	50,699
Amortization of deferred transaction costs	1,985	2,112	6,962	7,231
Other operating expenses	4,756	5,229	14,827	14,908

Total benefits and expenses	23,159	24,871	70,893	72,838

Segment earnings before Federal income taxes	5,742	4,220	16,559	14,570
Provision for Federal income taxes	1,141	839	3,313	2,954

Segment earnings	$4,601	3,381	13,246	11,616

Revenues from ONL & Affiliates principally include life insurance premiums on traditional type products. Unlike universal life, revenues from traditional products are simply life premiums recognized as income over the premium-paying period of the related policies. The detail of premiums is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)

Traditional life insurance premiums	$19,372	19,686	58,956	59,656
Other insurance premiums and considerations	88	98	288	327
Reinsurance premiums	(637)	(625)	(2,095)	(2,060)

Totals	$18,823	19,159	57,149	57,923

Ozark National's traditional life block of business at September 30, 2022 included 172,736 policies in force representing nearly $5.8 billion of life insurance coverage. The repetitive pay nature of Ozark National's business promotes a higher level of persistency with an annualized lapse rate of 4.2% through September 30, 2022 consistent with the 4.2% rate experienced in the first nine months of 2021. Traditional life premiums by first year and renewal are detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)

Traditional life insurance premiums:
First year premiums	$951	904	2,982	2,462
Renewal premiums	18,421	18,782	55,974	57,194

Totals	$19,372	19,686	58,956	59,656

Other revenues consists primarily of brokerage revenue of NIS. Brokerage revenues of $8.8 million and $9.3 million for the nine months ended September 30, 2022 and 2021, respectively, had associated brokerage expense of $4.4 million and $4.5 million which is included in Other operating expenses. Brokerage revenues of $2.8 million and $3.1 million for the three months ended September 30, 2022 and 2021, respectively, had associated brokerage expense of $1.4 million and $1.5 million.

The average face value of Ozark National's policies in force at September 30, 2022 was approximately $33,400. Life and policy benefits are subject to variation from quarter to quarter. Incurred net death claims, after reinsurance, for the first nine months of 2022 were $27.2 million representing an average net claim of $15,700. Incurred net death claims in the nine month period ended September 30, 2021 were $29.2 million representing a net average claim of $16,000. Included in the year-to-date activity for 2022 and 2021 were reported COVID-19 net claims of approximately $2.8 million and $5.9 million, respectively. Ozark National's maximum retention on any single insured life is $200,000 with limited exceptions related to the conversion of child protection and guaranteed insurability riders. The balance of life and policy benefits during the nine months ended September 30, 2022 and 2021 consisted of increases in insurance reserves and payments of other policy benefits.

Amortization of deferred transaction costs for this segment includes amortization of DPAC and the value of business acquired ("VOBA"). VOBA represents the difference between the acquired assets and liabilities of Ozark National at the acquisition date measured in accordance with the Company's accounting policies and the fair value of these same assets and liabilities. The VOBA balance sheet amount is amortized following a methodology similar to that used for amortizing deferred policy acquisition costs. Subsequent to its acquisition effective January 31, 2019, Ozark National began deferring policy acquisition costs and amortizing these deferrals similar to the methodology employed by National Western. The following table identifies the amortization expense of Ozark National's DPAC and VOBA for the nine months ended September 30, 2022 and 2021.

Amortization of deferred transaction costs	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)

Unlocking	$—	—	—	—
VOBA amortization expense	1,773	1,908	6,310	6,709
DPAC amortization expense	212	204	652	522

Totals	$1,985	2,112	6,962	7,231

Other Operations

The Company's primary business encompasses its domestic and international life insurance operations, its annuity operations, and ONL & Affiliates. However, the Company also has real estate and other investment operations through its wholly owned subsidiaries.

Pre-tax operating amounts include the results of BP III, the entity owning and operating the Company's home office facility in Austin, Texas. BP III incurred pre-tax losses of $(0.8) million and $(0.6) million for the nine months ended September 30, 2022 and 2021, respectively. National Western maintains its home office in this facility leasing approximately 40% of the space available. The lease payments made by National Western to BP III have been eliminated in consolidation.

The remaining pre-tax earnings of $12.2 million and $15.6 million in Other Operations during the nine-month periods includes investment income from real estate, municipal bonds, and common and preferred equities held in subsidiary company portfolios principally for tax-advantage purposes. Included in these amounts are semi-annual distributions from a life interest in the Libbie Shearn Moody Trust which is held in NWLSM, Inc. Pre-tax distributions from this trust were $2.3 million and $2.7 million in the nine-month periods ended September 30, 2022 and 2021, respectively. Included in the pre-tax earnings for the nine months ended September 30, 2022, is a $6.8 million non-recurring profits participation payment received on a mezzanine loan. The Company holds a modest portfolio of equity securities, primarily in NWL Financial, Inc., whose fair value changes are recorded in net investment income. For the three months ended September 30, 2022 and 2021, the market value changes for these securities were a decrease of $(0.4) million and an increase of $0.1 million, respectively, and for the nine months there ended were a decrease of $(6.3) million and an increase of $3.4 million, respectively.

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

	September 30, 2022		December 31, 2021
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Debt securities available-for-sale	$7,650,578	80.3	$9,068,946	82.7
Debt securities trading	1,052,361	11.0	1,077,438	9.8
Mortgage loans	507,242	5.3	487,304	4.4
Policy loans	70,397	0.7	71,286	0.6
Derivatives, index options	6,815	0.1	101,622	0.9
Real estate	27,851	0.3	28,606	0.3
Equity securities	21,698	0.2	28,217	0.3
Other	202,416	2.1	109,064	1.0

Totals	$9,539,358	100.0	$10,972,483	100.0

Invested assets at September 30, 2022 include Ozark National and NIS amounts as follows: Debt securities of $671.9 million and Policy loans of $22.3 million. These invested asset amounts at December 31, 2021 were: Debt securities of $823.0 million and Policy loans of $23.3 million. The decrease in the debt securities balance from December 31, 2021 to September 30, 2022 is due to recording these investments at fair market values which decreased during the period with the rise in interest rates.

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

The Company maintains a diversified debt securities portfolio which consists mostly of corporate, mortgage-backed, and public utility fixed income securities. Investments in mortgage-backed securities primarily include U.S. Government agency pass-through securities and collateralized mortgage obligations ("CMO"). The Company's investment guidelines prescribe limitations by type of security as a percent of the total investment portfolio and all holdings were within these threshold limits. As of September 30, 2022 and December 31, 2021, the Company's available-for-sale debt securities portfolio consisted of the following classes of securities:

	September 30, 2022		December 31, 2021
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Corporate	$5,616,585	73.4	$6,700,953	73.8
Residential mortgage-backed securities	337,753	4.4	549,623	6.1
Public utilities	649,915	8.5	784,969	8.7
State and political subdivisions	414,426	5.4	505,960	5.6
U.S. agencies	30,744	0.4	44,543	0.5
Asset-backed securities	535,660	7.0	390,260	4.3
Commercial mortgage-backed	20,451	0.3	27,757	0.3
Foreign governments	43,334	0.6	62,391	0.7
U.S. Treasury	1,710	—	2,490	—

Totals	$7,650,578	100.0	$9,068,946	100.0

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

	Nine Months Ended September 30,	Year Ended December 31,
	2022	2021

	($ In thousands)

Cost of acquisitions	$652,369	$1,104,009
Average credit quality	A-	A-
Effective annual yield	4.04%	3.02%
Spread to treasuries	1.69%	1.31%
Effective duration	8.0 years	10.5 years

In the past several years, the Company has purchased a higher level of longer maturity debt securities to match the increased duration of its growing life insurance policy liabilities. However, longer duration debt securities during 2022 have not provided sufficient incremental yield and value to warrant extending maturities with current year securities purchases.

In addition to diversification, an important aspect of the Company's investment approach is managing the credit quality of its investment in debt securities. Thorough credit analysis is performed on potential corporate investments including examination of a company's credit and industry outlook, financial ratios and trends, and event risks. This emphasis is reflected in the high average credit rating of the Company's debt securities portfolio with 98.5%, as of September 30, 2022, held in investment grade securities. In the table below, investments in available-for-sale debt securities are classified according to credit ratings by nationally recognized statistical rating organizations.

	September 30, 2022		December 31, 2021
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

AAA	$150,491	2.0	$126,954	1.4
AA	1,054,703	13.8	2,474,572	27.3
A	2,644,729	34.6	1,861,686	20.5
BBB	3,686,432	48.1	4,452,694	49.1
BB and other below investment grade	114,223	1.5	153,040	1.7

Totals	$7,650,578	100.0	$9,068,946	100.0

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

	Available-for-Sale Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	% of Invested Assets

	(In thousands, except percentages)

September 30, 2022	$126,398	114,222	114,222	1.2%

December 31, 2021	$150,447	153,040	153,040	1.4%

As shown, the Company's percentage of below investment grade securities as of September 30, 2022 compared with the percentage at December 31, 2021 decreased slightly in the first nine months of 2022. The Company's holdings of below investment grade securities are relatively small and as a percentage of total invested assets remain low compared to industry averages.

Holdings in below investment grade securities as of September 30, 2022 are summarized below by category, including their comparable fair value as of December 31, 2021. The Company continually monitors developments in these industries for issues that may affect security valuation.

	Available-for-Sale Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	Fair Value
Industry Category	September 30, 2022	September 30, 2022	September 30, 2022	December 31, 2021

	(In thousands)

Asset-backed securities	$53	53	53	54
Oil & gas	90,479	81,775	81,775	92,777
Manufacturing	11,995	9,914	9,914	11,430
Other	23,871	22,480	22,480	17,681

Total before Allowance for credit losses	126,398	114,222	114,222	121,942

Allowance for credit losses	—	—	—	—

Totals	$126,398	114,222	114,222	121,942

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

	September 30, 2022
	Fair Value	Amortized Cost	Allowance for Credit Losses	Unrealized Gains (Losses)

	(In thousands)

Debt securities available-for-sale	$7,650,578	8,576,422	—	(925,845)
Debt securities trading	1,052,361	1,259,248	—	(206,887)

Totals	$8,702,939	9,835,670	—	(1,132,732)

The unrealized loss position of the Company's debt securities holdings reflects the impact of rising interest rate levels on fair market values. At December 31, 2021, the Company's debt securities were in an unrealized gain position of $476.0 million. At June 30, 2022, this position had changed to an unrealized loss of $(707.7) million.

Under terms of the funds withheld reinsurance agreement with Prosperity entered into effective December 31, 2020, the Company, on behalf of the reinsurer, transferred debt securities approximating $1.7 billion to a funds withheld account. Due to the nature of the reinsurance transaction, these debt securities remained as invested assets on the Company's financial statements and were included in the available-for-sale category. In accordance with the terms of the agreement, the reinsurer, or their appointed sub-advisor, was granted investment management authority with respect to these securities following agreed upon investment guidelines defined in the reinsurance agreement. Since inception, the reinsurer has actively engaged in selling debt securities in the funds withheld account and purchasing other debt securities. The debt securities acquired by the reinsurer remain as invested assets on the Company's financial statements and have been classified as trading debt securities. The designation as trading debt securities allows the market value fluctuation of these securities to be recorded directly in the Condensed Consolidated Statements of Earnings. This results in offsetting the embedded derivative liability change due to market value fluctuations which is also recorded directly in the Condensed Consolidated Statements of Earnings. The funds withheld reinsurance agreement with Aspida entered into during the third quarter of 2022 also categorizes purchased debt securities as trading securities and are included in the disclosures which follow.

The Company's trading debt securities portfolio consisted of the following classes of securities:

	September 30, 2022		December 31, 2021
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Corporate	$406,823	38.7	$423,778	39.4
Residential mortgage-backed securities	12,002	1.1	44,772	4.2
Public utilities	25,492	2.4	36,973	3.4
State and political subdivisions	12,497	1.2	17,487	1.6
Asset-backed securities	298,067	28.3	313,855	29.1
Commercial mortgage-backed	229,590	21.8	240,573	22.3
U.S. Treasury	40,957	3.9	—	—
Collateralized loan obligation	26,933	2.6	—	—

Totals	$1,052,361	100.0	$1,077,438	100.0

In the table below, investments in trading debt securities are classified according to credit ratings by nationally recognized statistical rating organizations.

	September 30, 2022		December 31, 2021
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

AAA	$6,322	0.5	$6,473	0.6
AA	74,387	7.1	251,507	23.3
A	484,814	46.1	207,637	19.3
BBB	454,232	43.2	573,139	53.2
BB and other below investment grade	32,606	3.1	38,682	3.6

Totals	$1,052,361	100.0	$1,077,438	100.0

The investments in the trading debt securities below investment grade are summarized below.

	Trading Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	% of Invested Assets

	(In thousands, except percentages)

September 30, 2022	$37,856	32,605	32,605	0.3%
December 31, 2021	39,470	38,682	38,682	0.4%
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

The Company targets a minimum specified yield on mortgage loan investments determined by reference to currently available debt security instrument yields, plus a desired amount of incremental basis points. A low interest rate environment, along with a competitive marketplace, had resulted in fewer loan opportunities being available that met the Company's required rate of return. Mortgage loan originations were further impeded by the COVID-19 pandemic and its effects upon the commercial real estate market. As stabilization returned to the commercial real estate market, the Company directed resources and effort towards expanding its mortgage loan investment portfolio in 2021. In the first nine months of 2022, the rapid rise in interest rate levels has caused potential mortgage loan opportunities to fall outside the Company's underwriting criteria resulting in a lower level of originations. Mortgage loans originated by the Company totaled $45.4 million in the nine months ended September 30, 2022 compared to $151.4 million for the nine months ended September 30, 2021 and $183.6 million for the year ended December 31, 2021.

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

The Company held net investments in mortgage loans, after allowances for possible losses, totaling $507.2 million and $487.3 million at September 30, 2022 and December 31, 2021, respectively. The diversification of the portfolio by geographic region and by property type was as follows:

	September 30, 2022		December 31, 2021
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Geographic Region:
West South Central	$220,263	43.0	$237,644	48.5
South Atlantic	104,730	20.4	81,847	16.7
East North Central	60,850	11.9	61,397	12.6
West North Central	12,011	2.3	12,213	2.5
East South Central	18,888	3.7	20,069	4.1
Pacific	12,605	2.5	13,800	2.8
Middle Atlantic	40,789	8.0	36,296	7.4
Mountain	42,171	8.2	26,613	5.4
Gross balance	512,307	100.0	489,879	100.0

Market value adjustment	(1,267)	(0.2)	412	0.1
Allowance for credit losses	(3,798)	(0.7)	(2,987)	(0.6)

Totals	$507,242	99.1	$487,304	99.5

	September 30, 2022		December 31, 2021
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Property Type:
Retail	$171,773	33.5	$164,895	33.7
Office	140,785	27.5	142,824	29.2
Storage facility	78,170	15.3	73,401	15.0
Apartments	38,536	7.5	38,920	7.9
Industrial	36,122	7.1	34,212	7.0
Hotel	23,519	4.6	23,748	4.8
Land/Lots	4,603	0.9	4,597	0.9
Residential	14,599	2.8	1,905	0.4
All other	4,200	0.8	5,377	1.1
Gross balance	512,307	100.0	489,879	100.0

Market value adjustment	(1,267)	(0.2)	412	0.1
Allowance for credit losses	(3,798)	(0.7)	(2,987)	(0.6)

Totals	$507,242	99.1	$487,304	99.5

Included in the mortgage loan investment balance at September 30, 2022 and December 31, 2021 were mortgage loan investments made by Prosperity under the funds withheld reinsurance agreement totaling $19.4 million and $8.5 million, respectively. Similar to trading debt securities, these loans are reported at fair market values in order to allow the market value fluctuation to be recorded directly in the Condensed Consolidated Statements of Earnings and to offset the embedded derivative liability change due to market value fluctuations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Mortgage Loans Allowance for Credit Losses:
Balance, beginning of the period	$2,573	3,238	2,987	2,486
Provision (release) during the period	1,225	718	811	1,470

Balance, end of period	$3,798	3,956	3,798	3,956

The Company's direct investments in real estate are not a significant portion of its total investment portfolio and consist primarily of income-producing properties which are being operated by a wholly owned subsidiary of National Western. The Company's real estate investments totaled approximately $27.9 million and $28.6 million at September 30, 2022 and December 31, 2021, respectively. During the nine months ended September 30, 2022, the Company sold land located in Freeport, Texas and Houston, Texas along with a retail property located in Ruidoso, New Mexico for a total net realized gain of $1.2 million. In the third quarter of 2021, the home office, parking garage and parking lot owned by Ozark National in Kansas City, Missouri were sold for a total net loss of $1.4 million.

The Company recognized operating income of approximately $2.3 million and $2.2 million on real estate properties in the first nine months of 2022 and 2021, respectively. The Company monitors the conditions and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition.

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

The movement of interest rates and fair values of available-for-sale debt securities for the quarters ended September 30, 2022 and June 30, 2022, and for the year ended December 31, 2021 are reflected in the tables below.

	September 30, 2022	June 30, 2022	December 31, 2021

	(In thousands except percentages)

Available-for-Sale Debt securities - fair value	$7,650,578	8,160,952	9,068,946
Available-for-Sale Debt securities - amortized cost	$8,576,423	8,723,242	8,604,250
Fair value as a percentage of amortized cost	89.20%	93.55%	105.40%
Net unrealized gain (loss) balance	$(925,845)	(562,290)	464,696
Ten-year U.S. Treasury bond – increase (decrease) in yield for the period	0.82%	0.68%	0.59%

The Company's trading debt securities, which are exclusively in the funds withheld assets managed by reinsurers, are recorded at fair value upon purchase. While the recorded value of these trading debt securities subsequently fluctuates with market prices, the fair value movement of the securities is entirely offset by an identical fair value movement of the associated funds withheld liabilities.

The Company's unrealized gain (loss) balance for available-for-sale and trading debt securities held at September 30, 2022, June 30, 2022, and December 31, 2021 is shown in the following table. The change in unrealized balance pertaining to debt securities available-for-sale is recorded in Other comprehensive income in the Condensed Consolidated Statements of Comprehensive Income while the change in the unrealized balance pertaining to trading debt securities is recorded in net investment income in the Condensed Consolidated Statements of Earnings.

	Net Unrealized Gain (Loss) Balance
	At September 30, 2022	At June 30, 2022	At December 31, 2021	Quarter Change in Unrealized Balance	Year-to-date Change in Unrealized Balance

	(In thousands)

Debt securities available-for-sale	$(925,844)	(562,290)	464,696	(363,554)	(1,390,540)
Debt securities trading	(206,887)	(145,459)	11,331	(61,428)	(218,218)

Totals	$(1,132,731)	(707,749)	476,027	(424,982)	(1,608,758)

Changes in interest rates typically have a sizable effect on the fair values of the Company's debt securities. The market interest rate of the ten-year U.S. Treasury bond increased 232 basis points from 1.51% at year-end 2021 to 3.83% by the end of the first nine months of 2022. Therefore the significant decrease in the unrealized balance position at December 31, 2021 is the expected portfolio value movement.

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

The Company performed detailed sensitivity analysis as of December 31, 2021, for its interest rate-sensitive assets and liabilities. The changes in market values of the Company's debt securities in the first nine months of 2022 were reasonable given the expected range of results of this analysis.

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

The Company follows the industry practice of reinsuring (ceding) portions of its insurance risks with a variety of reinsurance companies on either a coinsurance or a modified coinsurance basis in order to limit risk. Use of reinsurance does not relieve the Company of its primary liability to pay the full amount of the insurance benefit in the event the reinsurer (counterparty) fails to honor its contractual obligation. Consequently, the Company avoids concentrating reinsurance counterparty credit risk with any one reinsurer and only maintains reinsurance agreements with reputable carriers which are well-capitalized and highly rated by independent rating agencies. With respect to the funds withheld coinsurance arrangements entered into by National Western, assets backing the reserves for the policyholder obligations under the agreement are retained by the Company and are available to meet benefit payment commitments. In addition, National Western is the beneficiary of an incremental collateral trust account provided by the reinsurer providing additional security for the payment of all amounts due under the reinsurance agreement.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity requirements are met primarily by funds provided from operations. Premium deposits and annuity considerations, investment income, and investment maturities and prepayments are the primary sources of funds while investment purchases, policy benefits in the form of claims, and payments to policyholders and contract holders in connection with surrenders and withdrawals as well as operating expenses are the primary uses of funds. To ensure the Company will be able to pay future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed income securities. Funds are invested with the intent that the income from investments, plus proceeds from maturities, will meet the ongoing cash flow needs of the Company. The approach of matching asset and liability durations and yields requires an appropriate mix of investments. Although the Company historically has not been put in the position of having to liquidate invested assets to provide cash flow, its investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs. National Western maintains a line of credit facility of $75 million which it may access for short-term cash needs. There were no borrowings under the line of credit as of September 30, 2022. In addition, as previously reported, National Western is a member of the Federal Home Loan Bank of Dallas (FHLB) through an initial minimum required stock investment of $4.3 million. Through this membership, National Western is able to create a specified borrowing capacity based upon the amount of collateral it elects to establish. At September 30, 2022, securities in the amount of $56.6 million (fair value of $54.2 million) were pledged as collateral to the FHLB.

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

The actual amounts paid by product line in connection with surrenders and withdrawals, before reinsurance, for the three and nine months ended September 30, 2022 and 2021, are noted in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)

Product Line:
Traditional Life	$3,470	3,611	11,525	12,595
Universal Life	25,554	27,335	73,477	73,672
Annuities	135,392	157,262	427,696	497,882

Total	$164,416	188,208	512,698	584,149

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

Cash flows from the Company's insurance operations have historically been sufficient to meet current needs. Cash flows from operating activities were $234.6 million and $(2.7) million for the nine months ended September 30, 2022 and 2021, respectively. The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $904.9 million and $1,162.0 million for the nine months ended September 30, 2022 and 2021, respectively. Net cash inflows/(outflows) from the Company's universal life and investment annuity deposit product operations totaled $(378.9) million and $(38.0) million during the nine months ended September 30, 2022 and 2021, respectively. The higher negative net outflow in the first nine months of 2022 reflects lower levels of fixed-index annuity and life sales.

Capital Resources

The Company relies on stockholders' equity for its capital resources as there is no long-term debt outstanding and the Company does not anticipate the need for any long-term debt in the near future. As of September 30, 2022, the Company maintained commitments for its normal operating and investment activities.

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

As the largest subsidiary of NWLGI, National Western serves as the primary funding source for NWLGI. The capacity of National Western to pay dividends to NWLGI is limited by law in the state of Colorado to earned profits (statutory unassigned surplus). At December 31, 2021, the maximum amount legally available for distribution without further regulatory approval is $64.4 million. National Western paid a dividend of $2.0 million during the nine months ended September 30, 2022.

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

The table below summarizes future estimated cash payments under existing contractual obligations.

	Payment Due by Period
	Total	Less Than 1 Year	1 Year or More

	(In thousands)

Loan commitments	$7,400	7,400	—
Commitments for capital calls to investment funds (3)	242,165	76,652	165,513
Lease obligations	1,089	343	746
Claims payable (1)	92,261	92,261	—
Other long-term reserve liabilities reflected on the balance sheet (2)	12,414,526	994,450	11,420,076

Total	$12,757,441	1,171,106	11,586,335

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

The Company, through its wholly owned subsidiary Braker P III, LLC ("BP III"), owns a commercial office building for which it has entered into lease agreements with various tenants for space not occupied by the Company. Total revenues recorded pertaining to these non-Company leases for the three-month periods ended September 30, 2022 and 2021 amounted to $1.3 million and $1.3 million, respectively, and for the nine months there ended amounted to $3.9 million and $3.8 million, respectively. Under their respective terms these leases expire at various dates from 2023 through 2029.

The table below summarizes future estimated cash receipts under all existing lease agreements, including those in addition to the BP III lease agreements discussed above.

	Estimated Cash Receipts by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

	(In thousands)

Real estate revenue	$41,858	6,641	13,667	8,289	13,261

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

There were no changes in the Company's internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(e) under the Exchange Act, during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company maintains a limited stock buy-back program associated with its Incentive Plan which provides Option Holders the additional alternative of selling shares acquired through the exercise of stock options directly back to the Company. Purchased shares, if any, are reported in the Company's Condensed Consolidated Financial Statements as authorized and unissued. At December 31, 2021 and September 30, 2022, there were no stock options vested or unvested and outstanding under the Incentive Plan.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May yet Be Purchased Under the Plans or Programs

July 1, 2022 through July 31, 2022	—	$—	N/A	N/A
August 1, 2022 through August 31, 2022	—	$—	N/A	N/A
September 1, 2022 through September 30, 2022	—	$—	N/A	N/A

Total	—	$—	N/A	N/A

ITEM 4.  Removed and Reserved.

ITEM 6.  EXHIBITS

(a) Exhibits

Exhibit 31(a)	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	-	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL WESTERN LIFE GROUP, INC.
(Registrant)

Date:	November 9, 2022	/S/ Ross R. Moody
Ross R. Moody
Chairman of the Board, President and
Chief Executive Officer
(Authorized Officer)

Date:	November 9, 2022	/S/ Brian M. Pribyl
Brian M. Pribyl
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)
(Principal Accounting Officer)