Form 10-K
period 2022-12-31
National Western Life Group, Inc.
filed 2023-03-15
CIK 1635984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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
Large accelerated filer  ☐   Accelerated filer  ☒   Non-accelerated filer (Do not check if a smaller reporting company)  ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflects the correction of an error or previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒
The aggregate market value of the common stock (based upon the closing price) held by non-affiliates of the Registrant on June 30, 2022 was $518,891,325.

As of March 13, 2023, the number of shares of Registrant's common stock outstanding was:   Class A - 3,436,020 and Class B - 200,000.

DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference:  Portions of the registrant’s definitive proxy statement for the annual meeting of stockholders to be held June 22, 2023, which will be filed within 120 days after December 31, 2022, are incorporated by reference into Part III of this report.

	PART I	Page

Item 1.	Business	4
Item 1A.	Risk Factors	17
Item 1B.	Unresolved Staff Comments	29
Item 2.	Properties	29
Item 3.	Legal Proceedings	29
Item 4.	Mine Safety Disclosures	31

	PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	32
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	34
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	85
Item 8.	Financial Statements and Supplementary Data	85
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	85
Item 9A.	Controls and Procedures	85
Item 9B.	Other Information	88

	PART III

	The information required by Items 10 through 14 is incorporated by reference from our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2022.

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	88

	Signatures	188

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

There can be no assurance that our initiative to distribute products through financial institutions will be successful.

We are subject to competition from new sources as well as companies having substantially greater financial resources, higher ratings, and more expansive product offerings which could have an adverse impact upon our business levels and profitability.

A single stockholder has significant influence in the election and removal of directors.

Our enterprise risk management practices and procedures may prove to be ineffective exposing us to unidentified or unanticipated risks.

We are dependent upon effective information technology systems and the development and implementation of new technologies.

Cyber attacks, data protection breaches, and other technology failures could adversely affect our business.

We and third parties who distribute our products are subject to U.S. federal and state privacy laws and regulations.

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

National Western Life Insurance Company (hereinafter referred to as "National Western" or "NWLIC") is a stock life insurance company, chartered in the State of Colorado in 1956, currently licensed to do business in all U.S. states (except for New York), the District of Columbia, as well as four U.S. territories or possessions. National Western is also licensed in Haiti. Until the fourth quarter of 2018, National Western accepted life insurance and investment contract applications on a global basis for its international products from residents of certain countries. At December 31, 2022, National Western maintained 81,917 policies for its life insurance products and 99,041 annuity contracts.

Effective January 31, 2019, National Western acquired Ozark National Life Insurance Company ("Ozark National"), a Missouri domiciled, stock life insurance company currently licensed to conduct business in thirty states. At December 31, 2022, Ozark National maintained 171,915 policies for its life insurance products. As part of this acquisition, NWLGI acquired N.I.S. Financial Services, Inc. ("NIS"), a broker-dealer affiliated with Ozark National providing mutual fund investment products.

The Company's total assets decreased to $13.1 billion at December 31, 2022, from $14.3 billion at December 31, 2021. The Company generated revenues of $558.4 million, $824.1 million, and $694.7 million in 2022, 2021, and 2020, respectively. NWLGI produced net income of $101.1 million, $180.7 million, and $92.3 million in 2022, 2021, and 2020, respectively.

Unless otherwise indicated or the context otherwise requires, references in this report to the "Company" shall also be deemed to include NWLGI and its direct and indirect subsidiaries, including National Western, Ozark National and NIS.

Funds Withheld Reinsurance Agreements

On December 31, 2020, National Western entered into a Funds Withheld Coinsurance Agreement with Prosperity Life Assurance Limited ("Prosperity"), a reinsurer organized under the Laws of Bermuda. Under the agreement with Prosperity, National Western ceded, on a coinsurance with funds withheld basis, a 100% quota share of contractual liabilities approximating $1.7 billion pertaining to a group of in force fixed and payout annuity contracts issued by NWLIC on or before December 31, 2020, along with certain supplementary contracts issued by NWLIC upon the annuitization of these annuity contracts. The structure of the agreement with Prosperity transferred the credit and interest rate risk for this group of policies from National Western to Prosperity.

On July 27, 2022, National Western entered into a Funds Withheld Coinsurance Agreement with Aspida Life Re Ltd. (“Aspida"), a reinsurer organized under the Laws of Bermuda. Pursuant to this agreement, National Western agreed to cede, on a coinsurance with funds withheld basis, a specified quota share of certain liabilities pertaining to an in-force block of annuity contracts issued by National Western before July 1, 2022. The amount of statutory reserve liabilities ceded by National Western to Aspida under the agreement approximates $250.0 million. In addition, pursuant to the agreement, National Western has agreed to cede, on a coinsurance with funds withheld basis, a specified quota share of certain annuity contracts issued or to be issued by National Western on or after July 1, 2022. The structure of the agreement with Aspida transferred the credit and interest rate risk for this group of policies from National Western to Aspida. For more information concerning reinsurance arrangements see Note (5), Reinsurance, in the accompanying Notes to Consolidated Financial Statements in this report.

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

Annuity Products. Annuity products sold include flexible premium and single premium deferred annuities, equity-index (fixed-index) annuities, and single premium immediate annuities. These products can be tax qualified or nonqualified annuities. A fixed single premium deferred annuity ("SPDA") provides for a single premium payment at the time of issue, an accumulation period, and an annuity payout period commencing at some future date. A flexible premium deferred annuity ("FPDA") provides the same features but allows, generally with some conditions, additional payments into the contract. Interest is credited to the account value of the annuity initially at a current rate of interest which is guaranteed for a period of time, typically the first year. After this period, the interest credited is subject to change based upon market rates and product profitability subject to a minimum guaranteed rate specified in the contract. Interest accrues during the accumulation period generally on a tax-deferred basis to the contract holder. After a number of years specified in the annuity contract, the owner may elect to have the proceeds paid as a single payment or as a series of payments over a period of time. The owner is permitted at any time during the accumulation period to withdraw all or part of the annuity account balance subject to contract provisions such as surrender charges and market value adjustments. A fixed-index deferred annuity performs essentially in the same manner as SPDAs and FPDAs with the exception that, in addition to a fixed interest crediting option, the contract holder has the ability to elect an interest crediting mechanism that is linked, in part, to an outside index. A single premium immediate annuity ("SPIA") forgoes the accumulation period and immediately commences an annuity payout period.

Ozark National utilizes a unique distribution system to market its flagship Balanced Program which consists of a coordinated sale of a non-participating whole life insurance product with a mutual fund investment product offered through its affiliated broker-dealer, NIS. Its largest markets by state are Missouri, Iowa, Minnesota, Nebraska, and Louisiana.

The following table sets forth information regarding the Company's sales activity by product type.

	Years Ended December 31,
	2022	2021	2020
	(In thousands)

Annuities:
Fixed-index deferred	$222,293	421,046	330,364
Other deferred	2,789	3,717	6,227
Single premium immediate	2,871	28,571	13,888

Total annuities	$227,953	453,334	350,479

Life:
Single premium life	$125,902	202,408	194,456
Other universal life insurance	1	1	1
Traditional life and other	3,629	3,995	2,905

Total life	$129,532	206,404	197,362

The table below sets forth information regarding the Company's life insurance in force for each date presented.

	Insurance In Force as of
	December 31,
	2022	2021
	($ in thousands)

National Western

Universal life:
Number of policies	26,378	28,640
Face amounts	$3,621,812	$3,966,160

Traditional life:
Number of policies	22,751	24,500
Face amounts	$2,103,366	$2,257,490

Fixed-index life:
Number of policies	32,788	34,200
Face amounts	$8,224,415	$8,772,280

Total life insurance:
Number of policies	81,917	87,340
Face amounts	$13,949,593	$14,995,930

Ozark National

Total life insurance (all traditional):
Number of policies	171,915	175,610
Face amounts	$5,718,817	$5,892,500

The following table sets forth information regarding annuities in force for each date presented.

	Annuities In Force as of
	December 31,
	2022	2021
	($ in thousands)

Fixed-index annuities:
Number of policies	61,292	64,860
GAAP annuity reserves	$4,797,550	$5,151,890

Other deferred annuities:
Number of policies	27,526	30,260
GAAP annuity reserves	$1,028,629	$1,119,207

Immediate annuities:
Number of policies	10,223	10,930
GAAP annuity reserves	$352,436	$376,667

Total annuities:
Number of policies	99,041	106,050
GAAP annuity reserves	$6,178,615	$6,647,764

Operating Segments

National Western has historically managed its business between Domestic Insurance Operations and International Insurance Operations. For segment reporting purposes, NWLIC's annuity business is separately identified. The Company also has a corporate segment, which consists of the assets and activities of other wholly owned subsidiaries that have not been allocated to any other operating segment. With the acquisition of Ozark National and NIS in 2019, the Company created an additional reporting segment, named "ONL and Affiliates."

Domestic Insurance Operations. National Western is currently licensed to do business in all U.S. states (except New York) and the District of Columbia. Products marketed are annuities, universal life insurance, and traditional life insurance, which include both term and whole life products. Domestic sales in terms of premium levels have historically been more heavily weighted toward annuities. Most of these annuities can be sold either as tax qualified or non-qualified products. More recently, a greater proportion of sales activity has been derived from single premium life insurance products, predominantly those with equity-index crediting mechanisms. Presently, nearly 100% of National Western's life premium sales come from single premium life products. National Western markets and distributes its domestic products primarily through independent national marketing organizations ("NMOs"). These NMOs assist in recruiting, contracting, and managing independent agents. These agents are independent contractors who are compensated on a commission basis. At December 31, 2022, NWLIC's NMO relationships had contracted approximately 29,300 independent agents. At December 31, 2022, National Western had 44,556 domestic life insurance policies in force representing nearly $3.65 billion in face amount of coverage and 99,041 annuity contracts representing account balances of $6.2 billion.

Although reported separately for segment disclosure purposes, domestic insurance operations include the activities of Ozark National. At December 31, 2022, Ozark National maintained 171,915 life insurance policies in force representing $5.7 billion in face amount of coverage. There were 211 agents contracted at December 31, 2022 who solely market Ozark National products. Due to Ozark National's coordinated sale of a non-participating whole life insurance with a mutual fund investment product its agents hold a securities license in addition to an insurance license.

The following table sets forth National Western's domestic life insurance sales as measured in annualized first year premium for the last three years.

	Years Ended December 31,
	2022	2021	2020
	(In thousands)

Single premium life	$125,902	202,408	194,456
Universal life	1	1	1
Traditional life	—	—	20

Total	$125,903	202,409	194,477

Not included in the above, Ozark National's sales for the years ended December 31, 2022, 2021, and 2020 were $3.6 million, $4.0 million, and $2.9 million, respectively, and were comprised entirely of traditional life product sales.

International Insurance Operations. National Western's international operations consists solely of a closed block of in force policies. The Company previously did not conduct business or maintain offices or employees in any other country, but until the fourth quarter of 2018, did accept applications at its home office in Austin, Texas, and issued policies from there to non-U.S. residents. Insurance products issued were primarily to residents of countries in South America consisting of product offerings not available in the local markets. Issuing policies to residents of countries in these different regions had provided diversification that helped to minimize large fluctuations that could arise due to various economic, political, and competitive pressures that could occur from one country to another. International life insurance products issued to international residents were almost entirely universal life and traditional life insurance products.

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

Approximately seven years ago, National Western began the process of phasing out new policies in various countries outside the U.S., ultimately ceasing all application for new policies from all remaining countries by the end of 2018. At December 31, 2022, the Company had 37,361 international life insurance policies in force representing approximately $10.3 billion in face amount of coverage.

National Western's average face amount of insurance coverage per policy for domestic contracts has exhibited an upward trend reflecting the shift in sales toward single premium life products, primarily fixed-index, as part of its wealth transfer strategy for domestic life sales. The average new policy face amounts, excluding riders, since 2018 are as shown in the following table.

	Average New Policy Face Amount
	NWLIC Domestic	Ozark National	NWLIC International

Year ended December 31, 2018	162,600	—	290,900
Year ended December 31, 2019	179,900	45,200	—
Year ended December 31, 2020	209,900	46,230	—
Year ended December 31, 2021	221,300	47,560	—
Year ended December 31, 2022	219,600	45,920	—

Geographical Distribution of Business. The following table depicts the distribution of the Company's premium revenues and deposits.

	Years Ended December 31,
	2022	2021	2020
	(In thousands)

United States domestic products:
Annuities	$236,869	462,575	358,825
Life insurance	228,204	306,695	300,250

Total domestic products	465,073	769,270	659,075

International products:
Annuities	62	57	75
Life insurance	54,162	60,451	66,270

Total international products	54,224	60,508	66,345

Total direct premiums and deposits collected	$519,297	829,778	725,420

Although many agents sell National Western's products, annuity sales in any year typically reflect several NMOs whose contracted independent agents sold 10% or more of total annuity sales. In 2022, there was one NMO that exceeded this threshold accounting for 13% of total annuity sales. Similarly, National Western life insurance sales in any year may include several NMOs who accounted for 10% or more of total domestic life insurance sales. In 2022, there was one NMO which generated 54% of total NWLIC life insurance sales. Given the independent distribution model National Western employs, the concentration of sales within a particular NMO is not an acute concern as compared to other distribution channels given that the underlying agents are free to contract through any NMO with which NWLIC has a relationship.

Segment Financial Information. A summary of financial information for the Company's segments is as follows:

	Domestic Life Insurance	International Life Insurance	Annuities	ONL & Affiliates	All Others	Totals
	(In thousands)

Revenues, excluding realized gains (losses):
2022	$77,143	77,867	251,454	116,770	28,808	552,042
2021	141,405	131,407	390,417	116,752	29,160	809,141
2020	108,408	115,507	307,644	115,422	26,690	673,671

Segment earnings (losses): (A)
2022	$1,030	17,002	41,771	18,176	18,144	96,123
2021	2,548	51,420	81,868	14,550	18,485	168,871
2020	1,499	51,609	(9,308)	14,036	17,830	75,666

Segment assets: (B)
2022	$1,737,992	958,699	8,521,636	1,008,004	335,343	12,561,674
2021	1,791,017	975,942	9,187,610	1,115,380	356,716	13,426,665
2020	3,242,794	1,034,280	7,976,588	1,117,509	382,149	13,753,320

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

Board of Directors
o
Audit Committee
o
Risk Management Committee
o	o	o	o
ALM Committee	Stress Testing Working Group	Fraud Committee	Security Committee

As shown above, the Risk Management Committee ("RMC") reports to the Audit Committee of the Board of Directors. The RMC has oversight responsibilities for four subcommittees and working groups: the Asset-Liability Management Committee, the Stress Testing Working Group, the Fraud Committee, and the Security Committee. These sub-committees and working groups are tasked with specific areas of risk analysis and management and provide regular reports to the RMC.

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

A significant aspect of the Company’s risk management oversight is managing the linkage of its asset characteristics with the anticipated behavior of its policy obligations and liabilities, a process commonly referred to as asset-liability matching. National Western maintains an Asset-Liability Management Committee (“ALMC”) consisting of senior level members of National Western management who assist and advise the Board of Directors in monitoring the level of risk National Western is exposed to in managing its assets and liabilities in order to attain the risk-return profile desired. Certain members of the ALMC meet as frequently as necessary, to review and recommend for the RMC, current period interest crediting rates to policyholders based upon existing and anticipated investment opportunities. These rates apply to new sales and to products after an initial guaranteed period, if applicable. Rates are established after the initial guaranteed period based upon asset portfolio yields and each product’s required interest spread, taking into consideration current competitive market conditions.

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

Insurance Product Liabilities

At December 31, 2022, the Company's total balance for liabilities pertaining to insurance products was $9.6 billion. These product liabilities are payable over an extended period of time for which National Western and Ozark National's product pricing assumptions take into consideration. The profitability of insurance products depends on this pricing and differences between expectations at the time the products are sold and the subsequent actual experience has an impact on future profitability.

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

Reinsurance

National Western follows the industry practice of reinsuring (ceding) portions of its life insurance risks with a variety of reinsurance companies in order to protect against severe losses on individual claims and an unusual event in which a number of claims in aggregate produce an extraordinary loss. With the exception of the longer-term reinsurance arrangements of the type described below with Prosperity and Aspida, all reinsurance regarding mortality risk is done on a yearly renewable term basis. The use of reinsurance allows NWLIC to underwrite policies larger than the risk it is willing to retain on any single life and to continue writing a larger volume of new business. New sales of life insurance products are reinsured above prescribed limits and do not require the reinsurer’s prior approval within certain guidelines. The maximum amount of life insurance normally retained is $500,000 on any one life. However, the use of reinsurance does not relieve National Western of its primary liability to pay the full amount of the insurance benefit in the event of the failure of a reinsurer to honor its contractual obligation. Consequently, NWLIC avoids concentrating reinsurance risk with any one reinsurer and only participates in reinsurance treaties with reputable carriers which are well-capitalized and highly rated by independent rating agencies. No reinsurer of business ceded by National Western has failed to pay policy claims (individually or in the aggregate) with respect to ceded business. NWLIC continuously monitors the financial strength of its reinsurers and has been able to obtain replacement coverages from financially responsible reinsurers when making changes. At December 31, 2022, National Western ceded approximately 22% of its life insurance in force. The primary reinsurers as of December 31, 2022 were as follows.

Reinsurer	A.M. Best Rating	Amount of In Force Ceded (In thousands)

Hannover Life Reassurance Company (Florida)	A+	$1,543,526
SCOR Global Life Americas Reinsurance (Delaware)	A+	900,060
RGA Reinsurance Company (Missouri)	A+	526,583
Swiss Re Life & Health America Inc. (New York)	A+	35,715
SCOR Global Life USA Reinsurance Company (Delaware)	A+	4,727
All others, rated	A- to A+	7,553
All others, not rated	N/A	3,215

		$3,021,379

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

As described more fully in Note (5) Reinsurance in the accompanying Notes to Consolidated Financial Statements in this report, effective December 31, 2020, National Western ceded on a coinsurance with funds withheld basis, a 100% quota share of contractual statutory reserve liabilities pertaining to a group of in force fixed rate and payout annuity contracts approximating $1.7 billion with Prosperity. NWLIC retained the reserves and the assets backing those reserves and has continued to administer the ceded block of business on behalf of Prosperity who assumed all financial risk associated with the ceded business. At December 31, 2022, the funds withheld statutory reserve liability balance under this arrangement was $1.4 billion.

As described more fully in Note (5) Reinsurance in the accompanying Notes to Consolidated Financial Statements in this report, effective July 27, 2022, National Western entered into a second funds withheld coinsurance agreement with Aspida, a separate third party reinsurer. At the inception of this agreement, annuity policy obligations approximating $250.0 million were reinsured with Aspida. In addition, for specified new annuity product sales, National Western reinsures an agreed upon quota share in a flow reinsurance structure. The objective of this arrangement is for National Western to be able to offer more competitively priced annuity products utilizing the investment expertise of Aspida and its ability to obtain higher investment yields. At December 31, 2022, the funds withheld statutory reserve liability balance under this arrangement was $257.3 million.

Ozark National utilizes reinsurance for mortality risk in a fashion similar to that of National Western. Ozark National's maximum net amount at risk retention is capped at $200,000 under its reinsurance treaties with limited exceptions related to the conversion of child protection and guaranteed insurability riders. Ozark National's primary reinsurers, as well as the amount in force under the applicable reinsurance treaties were as follows as of December 31, 2022:

Reinsurer	A.M. Best Rating	Amount of In Force Ceded (In thousands)

Optimum Re Insurance Company (Texas)	A	$458,997
Wilcac Life Insurance Company (Illinois)	A+	68,939
Swiss Re Life & Health America, Inc. (Missouri)	A+	416
General Re Life Corporation (Connecticut)	A++	186

		$528,538

Human Capital

We believe that our employees are among our most important resources and that our success depends on our ability to attract, hire, retain, and develop highly-skilled individuals in a variety of areas including business development, technology, customer service, finance, and management. National Western had 267 employees as of December 31, 2022, substantially all of which worked in its home office in Austin, Texas. Ozark National (including NIS) had 64 employees as of December 31, 2022 substantially all of whom worked in its Kansas City, Missouri home office.

We strive to provide a conducive and safe work environment for our employees. During 2021, we brought substantially all of our employees back into our home offices after utilizing a remote work environment over the proceeding year in response to the COVID-19 pandemic. In addition, we introduced a modified hybrid structure which provided our staff the opportunity to work remotely part-time. Throughout, our businesses have remained fully functional and we have continued to service our policyholders and distribution partners while our employees work in a safe environment.

We require our employees to follow defined rules of professional conduct that protect the interest and safety of all employees and our organization. We maintain a comprehensive code of business conduct and ethics policy that our staff are required to be familiar with to assist them in conducting business in a legal, professional and ethical manner. We respect the privacy and dignity of all individuals and recognize that our staff desire a workplace environment where they are respected and appreciated.

None of the Company's employees are subject to collective bargaining agreements governing their employment with either company or employment agreements. We design our compensation to be competitive in the markets in which we compete and closely monitor industry trends and practices to ensure we are able to attract and retain personnel who are critical to our success. We also monitor internal pay equity to make sure our compensation practices are fair and equitable across our organization. Subject to a cap, we match the contributions of all our employees to our retirement savings plan that supports their long-term financial goals.

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

National Western and Ozark National's operations and financial records are subject to examination by state insurance departments typically at regular intervals but may be examined at any time. For National Western, statutory financial statements are prepared in accordance with accounting practices prescribed or permitted by the Colorado Division of Insurance, the company's principal insurance regulator, while for Ozark National the statutory financial statements are prepared in accordance with accounting practices prescribed or permitted by the Missouri Department of Commerce and Insurance, its principal insurance regulator. Prescribed statutory accounting practices are largely dictated by the Statutory Accounting Principles adopted by the National Association of Insurance Commissioners ("NAIC"). National Western's most recent Colorado statutory financial examination covered the five year period ended December 31, 2017, and resulted in no financial statement adjustments or material deficiencies. Ozark National's most recent Missouri statutory financial examination covered the five year period ended December 31, 2018 and also resulted in no financial statement adjustments or material deficiencies. Although the NAIC has no legislative authority and insurance companies are at all times subject to the laws of their respective domiciliary states and other states in which they conduct business, the NAIC is influential in determining the form in which insurance laws are enacted. Model Insurance Laws, Regulations, and Guidelines (Model Laws) have been promulgated by the NAIC as a minimum standard by which state regulatory systems and regulations are measured. The NAIC continually evaluates existing laws and regulations pertaining to the operations of life insurers. To the extent that initiatives result as a part of this process, they may be adopted in the various states in which National Western and Ozark National are licensed to do business. It is not possible to predict the ultimate content and timing of new statutes and regulations adopted by state insurance departments and the related impact upon the Company's operations although it is conceivable that they may be more restrictive.

The NAIC's Own Risk and Solvency Assessment ("ORSA") model act, which has been enacted by almost all states, including Colorado and Missouri, requires insurers to make a formal assessment of the adequacy of their risk management and current and future solvency positions. National Western has filed annual ORSA reports with the Colorado Division of Insurance since 2017 in compliance with the regulation. Ozark National has been exempt from filing an ORSA report as its premium level is below the minimum level triggering the requirement to submit such a report.

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

The Company is subject to federal and state laws and regulations that require financial institutions and other businesses to protect the security and confidentiality of personal information, including health-related and customer information, and to notify its customers and other individuals of its policies and practices relating to the collection and disclosure of health-related and customer information. Federal or state laws or regulations also provide additional protections regarding the use and disclosure of certain information such as social security numbers; require notice to affected individuals, regulators, and others if there is a breach of the security of certain personal information; require financial institutions to implement effective programs to detect, prevent, and mitigate identity theft; and prescribe the permissible uses of certain financial information, including customer information and consumer report information.

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

The RBC requirements provide for four levels of regulatory attention, varying with the ratio of the insurer's ratio of total adjusted capital to its RBC as measured on December 31 of each year. An insurance company must maintain adjusted capital and surplus of at least 200% of the RBC computed by the NAIC's RBC model which is known as the "Authorized Control Level." In addition, the RBC requirements provide for a trend test if an insurer's total adjusted capital falls to a certain range of its ratio relative to its RBC as of the end of the year. National Western and Ozark National's statutory capital and surplus at December 31, 2022, were each significantly in excess of the threshold RBC requirements for regulatory attention and trend test analysis.

The NAIC has also developed a group capital calculation tool ("GCC") to provide U.S. regulators with a method to aggregate the available capital and the minimum capital of each entity in a group. In connection with the GCC, the NAIC also adopted changes to its holding company model act to require, subject to certain exceptions, the ultimate controlling person of every insurer subject to the holding company registration requirement to file an annual GCC with its lead state. The GCC uses an RBC aggregation methodology for all entities within the insurance holding company system. The NAIC has stated that the calculation will be a regulatory tool and will not be a requirement or standard. The revisions to the holding company model act to implement the requirement to file the GCC have not yet been adopted by Colorado but have been adopted by Missouri.

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

ITEM 1A. RISK FACTORS

Company performance is subject to varying risk factors including operational and strategic, financial, and regulatory and legal risk. Any or all of these risks could have a material adverse effect on the business, financial condition or results of the Company or cause the trading price of shares of the Company's Class A Common Stock (ticker symbol "NWLI") to decline materially. This section provides an overview of possible risk exposures at this point in time that could impact Company performance in the future. Many of these risks are inter-related, ongoing, and endemic to the industry. Consequently, they could occur under similar business and economic conditions, and in turn prompt the emergence or amplify the effect of others. In addition, other risks that the Company is not presently aware of or that are currently considered immaterial may also impair business operations. While these scenarios do not represent expectations of future experience, they are intended to illustrate the potential impacts if any of the following risks were to manifest into actual occurrences.

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

The occurrence of natural disasters and catastrophes, including earthquakes, hurricanes, floods, tornadoes, fires, explosions, pandemic disease and man-made disasters, including acts of terrorism and military actions, could adversely affect the financial condition or results of operations of the Company. Such disasters and catastrophes could impact the Company directly by damaging our facilities, preventing employees from performing their duties or otherwise disturbing the Company’s ordinary business operations, as well as indirectly by changing the condition and behaviors of consumers, business counterparties and regulators and potentially causing declines or volatility in economic and financial markets. The Company's operations in Texas during the past several years have been impacted by winter storms which resulted in statewide power outages, lack of water service, food and supply shortages, property damage, and the inability to travel safely for an extended period of time.

Disasters or a pandemic outbreak could disrupt public and private infrastructure, including communications and financial services, which could disrupt the Company's normal business operations. The COVID-19 pandemic caused significant disruption in global and U.S. economies and financial markets via illness, quarantines, business and school shutdowns, supply chain interruptions, decline in business activity, and cancellation of events and travel. These conditions manifested in relocation of employees working from home; business disruption to independent agents, brokers, and other distribution partners that market and sell the Company's insurance products; increased credit risk; historically low interest rate levels; and significant volatility in financial markets that affected investment portfolio valuations and returns. While the Company was able to provide uninterrupted service to its policyholders, additional and significant precautions were taken, and continue to be in place, to protect the safety and well-being of employees. The COVID-19 pandemic increased morbidity risk for the Company in 2020 and 2021. For example, on a consolidated basis, the Company incurred approximately $32 million in net death claims, after reinsurance, during the year ended December 31, 2021, which were incremental to the Company's claim experience. The extent of the lingering impact of the COVID-19 pandemic and that of other tangential effects is uncertain and cannot be predicted.

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

Ozark National's selling and marketing is heavily dependent upon continual recruitment of new agents. Its distribution model targets individuals currently not in the insurance business who either desire a new career opportunity or a means of supplementing their current sources of income. Ozark National's success is correlated to not only recruiting these individuals but also providing the training and resources for them to obtain the required insurance and securities licenses in order to market Ozark National's coordinated sale of a traditional life insurance product with a mutual fund investment offered through NIS. Ozark National's future sales and financial condition are dependent upon successfully recruiting new individuals who are able to obtain the necessary licenses to sell its products.

There can be no assurance that our initiative to distribute products through financial institutions will be successful.

In addition to marketing products through independent broker-agents, National Western has recently begun marketing insurance products through financial institutions such as banks and wire houses. National Western has spent considerable time, effort, and finances in recent years to begin developing this distribution channel. In order to successfully access this distribution channel it is necessary to have competitively priced products and commission structures, technology and back office service capabilities, strong financial ratings from independent rating agencies, and brand recognition. This distribution channel is less relationship dependent than the independent agent distribution channel. It is possible that the Company may not be successful in gaining access to this platform in order to generate the level of sales needed to justify the costs incurred.

We are subject to competition from new sources as well as companies having substantially greater financial resources, higher ratings, and more expansive product offerings which could have an adverse impact upon our business levels and profitability.

Life insurance is a mature and highly competitive industry. Our ability to compete is based upon a variety of factors including financial strength ratings, competitive products, quality of service, scale, and distribution capacity. There has been considerable consolidation among companies in the insurance and financial sectors resulting in large, well-capitalized entities that offer products comparable to the Company who have greater market share or breadth of distribution, higher financial strength ratings, and offer a broader range of products and services. Frequently, these larger organizations are not domiciled in the United States or are financial services entities attempting to establish a position in the insurance industry. More recently, larger investment firms in the U.S. have entered the life insurance industry either through direct acquisitions or reinsurance transactions in order to access low-yielding investment portfolios of traditional insurers who are grappling with reduced profit margins. These larger competitors often enjoy extensive investment expertise in certain markets, better name recognition and economies of scale, and lower operating costs and the wherewithal to absorb greater risk allowing them to price products more competitively and, in turn, attract independent distributors. Such competition could result in lower sales or higher lapses of the Company's existing products. In addition, since the actual cost of products is not precisely known when they are sold, the Company is exposed to competitors who may sell products at prices that do not cover actual costs. Consequently, the Company may encounter additional pricing pressures to lower prices for similar products and be challenged to maintain market share, profit margin targets and profitability criteria. Due to these competitive forces, the Company may not be able to effectively compete without negative effects on our financial position and results of operations.

A single stockholder has significant influence in the election and removal of directors.

As of December 31, 2022, the Robert L. Moody Revocable Trust, of which Robert L. Moody, Sr. is the grantor (the “Moody Revocable Trust”), controls 99.0% of the 200,000 aggregate outstanding shares of the Company's Class B Common Stock. The shares of Class B Common Stock owned by the revocable trust represent 5.45% of the total number of outstanding shares of the Company. Holders of the Company's Class A Common Stock elect one-third of the Board of Directors of the Company (rounded up to the nearest whole number if not evenly divisible by three), and holders of the Class B Common Stock elect the remainder. As a result, subject to applicable legal and regulatory requirements, the Moody Revocable Trust has the ability to exercise significant influence over matters submitted for stockholder approval, and the directors elected by the holders of the Class B Common Stock have the ability to exercise significant influence regarding the Company's business direction and policies. In addition, Mr. Moody's children, three of whom serve on the Board of Directors (including Ross R. Moody, the Company's CEO and Chairman of the Board), collectively own shares of Class A Common Stock representing 32.44% of the total number of outstanding shares of the Company. This concentration of voting power could deter a change of control or other business combination that might be beneficial or preferable to other stockholders. It may also adversely affect the trading price of the Company's Class A Common Stock if investors perceive disadvantages in owning stock in a company in which a single stockholder has such significant ownership.

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

The Company's business is dependent on the ability to keep up to date with effective, secure and advanced technology systems to reach a large number of people, provide sizable amounts of information, and secure and store vast quantities of data through our technology systems. More recently, competition for information technology trained individuals who have the experience or expertise in implementing and maintaining necessary technology systems has become intense. Obtaining individuals with the requisite skills and expertise either through employment or consulting arrangements has become challenging and costly. Some of the Company’s information technology systems are older legacy-type systems and require an ongoing commitment of resources to maintain current standards. These legacy systems are written in older programming languages with which fewer and fewer individuals are knowledgeable of and trained in. The Company’s success is in large part dependent on maintaining and enhancing the effectiveness of existing legacy systems until converting to newer technologies and failure of these systems for any reason could disrupt our operations, result in the loss of business and adversely impact our profitability.

Cyber attacks, data protection breaches, and other technology failures could adversely affect our business.

The Company relies heavily on its telecommunication and computer systems to conduct business, service customers, and produce financial statements. These systems may fail to operate properly or become disabled as a result of events wholly or in part beyond our control. For example, as described in Item 3. Legal Proceedings in this report, we experienced such a cyber attack in 2020 and were subject to litigation proceedings as a result. Further, we are at risk of third party vendors and parties which the Company utilizes for services, or to which we outsource the provision of services, incurring operational or technology failures. While policies, procedures and back-up plans designed to prevent or minimize the effect of incapacity or failure are maintained, the Company’s computer systems may be vulnerable to disruptions or breaches which cause operational difficulties, increased costs, or other adverse effects on our business. The Company's computer systems may be inaccessible to its employees, business partners, and customers for an extended period of time. Even if employees of the Company are able to report to work, they may be unable to perform their duties if the Company's data or systems are disabled or destroyed. The failure or incapacity of any of the Company’s computer systems could potentially disrupt operations, damage our reputation and adversely impact our profitability. Unanticipated problems with our disaster recovery or business continuity plans and systems could have a material adverse impact on our ability to resume and conduct business.

Despite implementation of a program of preventative security measures, our information technology and other systems could be subject to physical or electronic break-ins, unauthorized tampering or other security breaches. The Company retains confidential information on its systems, including customer information and proprietary business information, and relies on sophisticated commercial technologies and third parties to maintain the security of those systems and information. The increasing volume and sophistication of computer viruses, hackers and other external threats may increase the vulnerability of the Company’s systems to data breaches. Even with our efforts to ensure the integrity of our systems, it is possible that we may not be able to anticipate all types of security breaches, especially in light of the ever-evolving techniques used by hackers, the inability to recognize invasive attacks until launched, and the capability of cyber attacks originating from a wide variety of sources. Anyone who is able to circumvent the Company's security measures could access, view, misappropriate, alter, or delete any information in the systems, including personally identifiable customer information, customer financial information, and proprietary business information. The increased use of "phishing" attempts through email systems is subject to employees being sufficiently trained and aware of phishing techniques in order to identify such attempts before inadvertently exposing the Company's systems and data to unauthorized access. Security breaches or other technological failures may also produce regulatory inquiries, proceedings, litigation costs, and reputational damage. An increasing number of states require customers to be notified of any unauthorized access, use, or disclosure of their information. We may incur reimbursement and other expenses, including litigation settlements and other additional compliance costs. Refer to Item 3. Legal Proceedings for further discussion of a previously reported security incident involving National Western.

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

We and the third parties who distribute our products are subject to U.S. federal and state privacy laws and regulations.

As noted above, in the course of our business, we and our distributors collect and maintain customer data, including personally identifiable nonpublic financial and health information. We also collect and handle the personal information of our employees and certain third parties who distribute our products. As a result, we and the third parties who distribute our products are subject to U.S. federal and state privacy laws and regulations, including the laws described below. These laws require that we institute and maintain certain policies and procedures to safeguard this information from improper use or disclosure and that we provide notice of our practices related to the collection and disclosure of such information. Other laws and regulations require us to notify affected individuals and regulators of security breaches.

Congress and many states have enacted privacy and information security laws and regulations that impose compliance obligations applicable to our business, including obligations to protect sensitive personal and creditworthiness information, as well as limitations on the use and sharing of such information.

For example, the California Consumer Privacy Act of 2018 (the "CCPA"), which became effective in January 2020, affords California residents expanded privacy protections and control over the collection, use and sharing of their personal information. The CCPA requires companies to make certain disclosures to California consumers regarding personal information, among other privacy protective measures. The CCPA's definition of "personal information" is more expansive than those found in other privacy laws in the United States applicable to us. Failure to comply with the CCPA risks regulatory fines, and the CCPA grants a private right of action and statutory damages for an unauthorized access and exfiltration, theft, or disclosure of certain types of personal information resulting from the Company's violation of a duty to maintain reasonable security procedures and practices. The CCPA, amended by the California Privacy Rights Act (the "CPRA"), effective as of January 1, 2023, requires additional investment in compliance programs and potential modifications to business processes. Further, the amended CCPA creates a California data protection agency to enforce the statute and will impose new requirements relating to additional consumer rights, data minimization, and other obligations. The California legislature did not extend certain exemptions under the amended CCPA, specifically information collected in employment or business-to-business contexts, and such information therefore is now covered by the CCPA. Enforcement of the CCPA, as amended by the CPRA, will begin on July 1, 2023.

In 2017, the NAIC adopted the Insurance Data Security Model Law, which established standards for data security and for the investigation and notification of insurance commissioners of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information. A number of states have enacted the Insurance Data Security Model Law or similar laws, and we expect more states to follow.

All U.S. states, the District of Columbia, and U.S. territories also require entities to provide notification to affected residents and, in certain instances, state regulators, such as state attorneys general or state insurance commissions, in the event of certain security breaches affecting personal information. Also, as noted above, state governments, Congress, and agencies may consider and enact additional legislation or promulgate regulations governing privacy, cybersecurity, and data breach reporting requirements. We cannot predict whether such legislation will be enacted, or what impact, if any, such legislation may have on our business practices, results of operations or financial condition.

Competition for employees is intense and the Company may not be able to attract and retain highly skilled people needed to support its business.

The Company’s success and ability to reach goals is dependent upon its ability to attract and retain qualified personnel. The market for qualified personnel has been exceptionally competitive since the COVID-19 pandemic. The well-publicized phenomenon referred to as the "Great Resignation" in which individuals either chose to leave the work force or remain employed only under certain conditions, such as an ongoing remote work environment, has resulted in more unfilled positions and costlier Human Resource efforts to identify and hire for Company personnel needs. An additional outcome of the COVID-19 pandemic has been a shift in individuals' work/life priorities, largely the result of working remotely from home during the quarantine and lockdown mandates, which has led to "quiet quitting" or the decline in productivity efforts of employees to the minimum expected. This serves only to exacerbate the impact of unfilled positions and lack of requisite qualified personnel. For the Company, certain skills particularly in demand include those in the areas of information technology, actuarial science, and accounting which are providing additional challenges in securing appropriate resources. Taken together, the Company may not be able to hire or retain key people.

The unexpected loss of services of one or more of the Company’s key personnel could have a material adverse effect on the Company’s operations due to their skills, unique and cumulative knowledge of our business, years of industry experience and the potential difficulty of quickly finding qualified replacements. The Company has historically managed to sustain lower than average employee turnover and retained valued employees with decades of experience in the Company's products, business and systems. However, as these individuals attain retirement age, the Company is exposed to the loss of proprietary knowledge in its operations. The Company's named executive officers are not subject to employee contracts. Sales in our lines of business and our results of operations and financial condition could be materially adversely affected if the Company is unsuccessful in attracting and retaining qualified individuals or its recruiting and retention costs increase significantly.

Financial Risks

Our investment portfolio is subject to several risks which may lessen the value of invested assets and the amounts credited to policyholders.

The Company has historically invested monies received primarily in investment grade, fixed income investment securities in order to meet its obligations to policyholders and provide a return on its deployed capital. Accordingly, our business is exposed to customary risks of debt markets including credit defaults and changes in fair value. Adverse market conditions can affect the liquidity and value of our investments and we are subject to the credit risk that issuers of these securities may default on principal and interest payments, particularly in the event of an ongoing downturn in the economic and/or business climate. A ratings downgrade affecting issuers of particular securities could worsen the credit quality of our investments and could increase the amount of capital we must hold to maintain our risk-based capital levels which are monitored by regulators and rating agencies. At December 31, 2022, approximately 1.2% of the Company’s $7.6 billion fixed income available-for-sale securities portfolio was comprised of issuers who were investment grade at the time the Company acquired them but have been subsequently downgraded for various reasons. Although this is an extremely low percentage compared to industry averages, a substantial increase in defaults from these or other issuers could negatively impact the Company’s financial position and results of operations.

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

The decision on whether to record a current expected credit loss allowance on debt securities is determined by our assessment of the financial condition and prospects of a particular issuer, projections of future cash flows and recoverability as well as our ability and intent to hold the securities to recovery or maturity. Expectations that the Company's investments in corporate debt securities will continue to perform in accordance with their contractual terms are based on evidence gathered through our normal credit surveillance process. However, historical trends may not be indicative of future impairments and our conclusions concerning the recoverability of any particular security’s market price could ultimately prove to be invalid as facts and circumstances change. Rapidly changing and unprecedented credit market conditions make it possible that issuers of the Company's investments in corporate securities and/or debt obligations will perform worse than current expectations. Consequently, there can be no assurance that we have accurately assessed the level of credit loss allowances in our financial statements or that additional allowances may not need to be taken in the future. It is also possible that unanticipated events may lead the Company to dispose of such investments and recognize the effects of any market movements in its financial statements.

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

A rise in interest rates, as occurred in 2022, will increase the net unrealized loss position of our investment portfolio and may subject the Company to disintermediation risk. Disintermediation risk is the risk that in a change from a period of low interest rates to a period of significantly higher and increasing interest rates more policyholders than assumed in the product pricing assumptions may surrender their contracts or make early withdrawals in order to increase their returns, potentially requiring the Company to liquidate investments in an unrealized loss position (i.e. the market value less than the carrying value of the investments). The Company manages its liabilities and configures its investment portfolio so as to provide and maintain sufficient liquidity to support expected withdrawal demands. If the Company experiences an unexpected increase in the level of withdrawal or surrender activity, it could exhaust liquid assets and be forced to liquidate other assets at a loss or on other unfavorable terms. For fixed income security investments maintained in the Company's “Available-for-Sale” category that are reported at fair values, rising interest rates will cause declines in the market value of these securities. These declines are reported in our financial statements as an unrealized investment loss and a reduction of Stockholders’ equity in the Consolidated Balance Sheets. For trading debt securities that are also reported at fair value, the market value decline in these securities from higher interest rate levels is charged against net investment income in the Company's Consolidated Statements of Earnings.

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

Due to regulatory and information system support considerations, delays may occur between the time the Company analyzes the need to make changes in the rates it credits on its products and other assumptions used for product pricing and the time the Company is able to reflect these changes in its products available for sale. These delays could negatively impact the long-term profitability of product sales during the interim period.

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

Financial strength ratings are important criteria in establishing the competitive position of insurers. While financial strength ratings are not a recommendation to buy the Company's products, these ratings are important to maintaining public confidence in the Company, its products, and its competitive position. Ratings generally reflect the rating agencies’ quantitative and qualitative view of a particular company’s financial strength, operating performance, and ability to meet its obligations to policyholders. However, since some of the rating factors often relate to the particular and subjective views of the rating agency, their independent economic modeling, the general economic climate, and other circumstances, these are largely outside of the insurer’s control. For example, Standard & Poor's downgraded National Western's financial strength rating several years ago primarily due to the Company's strategic decision to cease accepting applications for its international products from foreign nationals outside the U.S. We cannot predict with any certainty what future actions rating agencies may take.

A downgrade in our financial strength rating, or an announced negative outlook and potential downgrade, could affect our competitive position making it more difficult to market our products vis-à-vis competitors with higher financial strength ratings, and/or hurt our relationships with distributors, reinsurers and other business partners. In extreme situations, a significant downgrade action by one or more rating agencies could cause a decrease in the sale of our products, prompt defections within our independent sales force, and induce existing policyholders to cancel their policies and withdraw funds from the Company. Currently, the major rating agencies, including A.M. Best and Standard & Poor’s, maintain stable outlooks on the U.S. life insurance industry. Regardless of their current view, these rating agencies could revise their benchmarks regarding levels of capital, earnings, and other metrics that align with particular rating levels and impact their rating assessments of U.S. life insurance companies. These events could have a material adverse effect on our financial position and liquidity.

We could be liable with respect to liabilities ceded to reinsurers if the reinsurers fail to meet the obligations assumed by them.

The Company cedes material amounts of insurance to other unaffiliated insurance companies through traditional indemnity reinsurance agreements. Accordingly, the Company's ability to be competitive is affected by the availability of reinsurance. The availability and cost of reinsurance protection are impacted by our operating and financial performance as well as conditions beyond our control. In recent years, the number of life reinsurers has decreased as the reinsurance industry has consolidated. The lower number of life reinsurers has resulted in increased concentration of risk for insurers. If the cost of reinsurance were to increase or become unavailable, the Company could be adversely impacted.

New sales of life products are reinsured by the Company within prescribed limits and do not require the reinsurer's prior approval within certain guidelines. National Western's maximum retention limit on an insured life is $500,000 while Ozark National's maximum retention limit is $200,000. However, these reinsurance arrangements do not fully discharge the Company’s obligation to pay benefits on the reinsured business. If a reinsurer fails to meet its obligations, the Company would be forced to cover these claims. In addition, if a reinsurer becomes insolvent, it may cause the Company to lose its reserve credits on the ceded business which require the establishment of additional reserves. To mitigate the risks associated with the use of reinsurance, the Company carefully monitors the ratings and financial condition of its reinsurers on a regular basis and attempts to avoid concentration of credit risks by spreading its business among several reinsurers in order to diversify its risk exposure.

Although subject to the same reinsurance risks described above, the Company has entered into a different type of reinsurance structure twice in the past couple of years. National Western executed a coinsurance with funds withheld agreement effective December 31, 2020 ceding a 100% quota share of fixed rate and payout annuity policy contractual obligations to a third party reinsurer. Effective July 27, 2022, National Western entered into a second funds withheld coinsurance agreement with a different third party reinsurer ceding a 80% quota share on certain annuity policies in force as well as agreeing to cede a specific quota share of certain annuity contracts issued subsequently and going forward, also on a funds withheld basis. Unlike traditional indemnity reinsurance agreements, the Company maintains on its Consolidated Balance Sheets invested assets (funds withheld) supporting the policy obligations ceded which also remain on the Company's Consolidated Balance Sheets. As additional security, comfort trusts have been established for the Company's benefit in which the reinsurers are required to maintain certain assets at a minimum threshold level specified in the reinsurance agreements, which the Company has a first priority security interest in. Similar to traditional indemnity reinsurance, the Company remains contingently liable if these reinsurers fail to perform or meet their obligations.

We are subject to policy claims experience which can fluctuate and vary from past results or expectations.

The Company’s earnings are significantly influenced by policy claims received and will vary from period to period depending upon the amount of claims incurred. In any given quarter or year, there is very limited predictability of claims experience. The liability established for future policy benefits is based upon a number of different factors. Our mortality experience could be adversely impacted by a catastrophic event such as a natural disaster, terrorist attack or pandemic event. For example, the Company incurred incremental claims for death benefits in the years ended December 31, 2021 and 2020 associated with the COVID-19 pandemic. These COVID-19 claims significantly declined in the year ended December 31, 2022. Meaningful deviations in actual experience from pricing assumptions could have an adverse effect on the profitability of our products. Some of the Company's products permit premium increases or adjustment of other charges or credits during the life of a policy, but the adjustments permitted under the terms of the policies may not be sufficient to maintain profitability or may induce policies to lapse. Many of our products do not permit us to increase premiums or adjust other charges and credits or otherwise limit the adjustments we can make during the life of a policy. There may be instances in which we may not be able or willing to raise premiums or adjust other charges sufficiently for competitive reasons. Consequently, in the event our future claim experience does not match our past results or pricing assumptions, our operating results could be materially and adversely affected.

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

The Company is subject to extensive laws and regulations which are complex and subject to change. In addition, these laws and regulations are enforced by a number of different authorities including, but not limited to, individual state insurance regulators (who adopt model laws and regulations of the NAIC, the SEC, state attorneys general, and the U.S. Department of Justice. Compliance with these laws and regulations is time consuming and any changes may materially increase our compliance costs and other expenses of doing business. The regulatory framework at the state and federal level pertaining to insurance products and practices is subject to ongoing debate and could affect not only the design of our products but our ability to continue to sell certain products.

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

As described in more detail below in the risk factor titled "The Company could be adversely affected by changes to tax law or interpretations of existing tax law which could reduce the demand for certain insurance products," most of the life insurance and annuity products that the Company offers receive favorable tax treatment under current U.S. federal income tax laws. These products generally offer tax advantages to policyholders via the deferral of income tax on policy earnings during the accumulation phase of the product, be it an annuity or a life insurance product, as compared to other savings instruments such as certificates of deposit and taxable bonds. Taxes are payable on income attributable to a distribution under a policy/contract for the year in which the distribution is made as opposed to the current taxation of other savings instruments. In addition, death benefit proceeds maintain a tax-free status. Periodically, Congress has considered legislation that would reduce or eliminate this tax advantage inherent to the life insurance industry and subject the industry’s products to treatment more equivalent with other investments. In the event that the tax status of life insurance products is revised or reduced by Congress all life insurers would be adversely impacted.

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

The Company’s financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) as delineated in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“FASB ASC”). GAAP is subject to constant review by various policy-setting organizations to address emerging accounting rules and issue interpretative accounting guidance. From time to time, the Company is required to adopt new or revise accounting standards or guidance that has been integrated into the FASB ASC. Recently, the FASB issued as ASU 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts ("LDTI"). The changes to GAAP from ASU 2018-12 became effective as of January 1, 2023, which means such changes are effective for the Company with its 2023 financial statements. The adoption of this new standard presents significant accounting changes which have required companies to develop new systems and infrastructure in order to comply. In addition to substantial cost, the standard's complexity and reliance on having accessible data available in policy administration systems has put a heavy compliance burden on insurers. Refer to the discussion on Accounting Standards and Changes in Accounting in Note (1) Summary of Significant Accounting Policies, in the accompanying Notes to Consolidated Financial Statements in this report. Future accounting standards required to be adopted could possibly further change the current accounting treatment that the Company uses in its Consolidated Financial Statements and such changes could possibly have a material adverse effect on our financial position and results of operations as well as causing significant incremental costs for initial implementation and ongoing compliance.

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

In addition, the Company is subject to federal corporate income taxes but receives the benefit of certain tax provisions, including but not limited to, dividends-received deductions, tax-exempt bond interest, and insurance reserve deductions. Due to a variety of factors including the current Federal budget deficit and ongoing proposals from the U.S. Department of Treasury, from time to time Congress and various state legislatures entertain revenue-raising proposals contrary to the life insurance industry, either by raising rates or otherwise changing tax rules, and there is a risk that federal tax legislation could be enacted lessening or eliminating some or all of the tax advantages currently benefiting the Company and result in higher taxes. The Tax Cuts and Job Act ("Tax Act"), which was passed in December 2017, reduced the federal corporate income tax rate from 35% to 21%, but also amended certain tax items unique to the life insurance industry which served to increase the Company's federal taxable income. Chief among these in the Tax Act were the capping of the amount of tax reserves that the Company could currently deduct below previous thresholds and increasing the amount of acquisition expenses the Company is required to defer for deduction to future periods.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Braker P III, LLC ("BP III") was created in 2016 to own and manage the operations of an approximately 196,400 square foot commercial office building in Austin, Texas, which BP III acquired. The purchase price of the property was $49.3 million, exclusive of closing costs and fees. The Company relocated its principal office to this facility during the fourth quarter of 2017, and currently occupies approximately 75,400 square feet. Effective December 31, 2022, a third party tenant occupying 29,300 square feet of the facility prepaid the three plus years of its remaining lease obligation (resulting in a $3.8 million early termination fee) in order to terminate its lease with BP III. All of the remaining space is leased by BP III to third party tenants.

Ozark National owned an approximately 63,000 square foot building located in Kansas City, Missouri which it utilized as commercial office space, and leased and utilized as commercial office space for use by its affiliate NIS. The intercompany lease costs related to NIS have been eliminated for consolidated reporting purposes. Additionally, Ozark National owned two parcels of land located in Kansas City, Missouri. The first parcel contained 0.3 acres of land and an unused single-story parking garage. The second parcel contained 2.3 acres of land and operated as a surface parking lot contracted on a monthly basis to a parking lot operator. During the third quarter of 2021, Ozark National executed a sale and leaseback of some of these properties under which Ozark National and NIS may retain use of the facilities for up to five years. The sales price of $12.4 million resulted in a $1.4 million realized loss.

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

On September 28, 2017, a purported stockholder derivative lawsuit was filed in the 122nd District Court of Galveston County, State of Texas titled Robert L. Moody, Jr. derivatively on behalf of National Western Life Insurance Company and National Western Life Group, Inc. v. Ross Rankin Moody, et al., naming certain current and former directors and current officers as defendants. The complaint challenged the directors’ oversight of insurance sales to non-U.S. residents and alleged that the defendants breached their fiduciary duties in the conduct of their duties as board members by failing to act (i) on an informed basis and (ii) in good faith or with the honest belief that their actions were in the best interests of the Company. The complaint sought an undetermined amount of damages, attorneys’ fees and costs, and equitable relief, including the removal of the Company’s Chairman and Chief Executive Officer and other board members and/or officers of the Company. The companies and directors filed their respective Pleas to the Jurisdiction ("Pleas") contesting the plaintiff's standing to even pursue this action, along with their Answers, on October 27, 2017. The case was litigated through 2021, ultimately culminating in the court granting the companies’ and directors’ Pleas, dismissing Mr. Moody, Jr.’s claims with prejudice, and ordering that Mr. Moody, Jr. pay the companies their attorney’s fees and expenses. On October 15, 2021, Defendants received final payment in satisfaction of judgment from Mr. Moody, Jr. for a total amount of $1,803,503. The Court of Appeals stated in its opinion that the evidence supported the trial court’s implied finding that Mr. Moody, Jr.’s suit was filed without reasonable cause and for an improper purpose, and therefore, the court’s order that he pay $1,803,503 in attorneys’ fees to the Defendants was proper. Defendants filed a Notice of Satisfaction of Judgment with the trial court on October 19, 2021. Judgment in the Defendants’ favor is now final and not subject to any further appeals.

In April of 2019, National Western defended a two-week jury trial in which it was alleged that the Company committed actionable Financial Elder Abuse in its issuance of a $100,000 equity indexed annuity to the Plaintiff in the case of Williams v Pantaleoni et al, Case No. 17CV03462, Butte County California Superior Court.  The Court entered an Amended Judgment on the Jury Verdict on July 27, 2019 against National Western in the amount of $14,949 for economic damages and $2.92 million in non-economic and punitive damages. National Western vigorously disputed the verdicts and the amounts awarded, and in furtherance of such, filed a Motion for Judgment Notwithstanding Jury Verdict and a Motion for New Trial, both of which were rejected by the Court. On September 9, 2019, NWLIC filed its Notice of Appeal. On November 11, 2019, the judge awarded the Plaintiff attorney’s fees in the amount of $1.26 million. Both the Plaintiff and NWLIC appealed this ruling. On June 11, 2021, the appellate court reversed the judgment and directed the trial court to enter judgment in favor of NWLIC. Plaintiff then filed an appeal with the Supreme Court of California. On September 22, 2021, the California Supreme Court granted review and transferred the case back to the appellate court with instructions to vacate its decision and reconsider its finding that Mr. Pantaleoni did not have an agency relationship with NWLIC. On March 4, 2022, the appellate court filed an opinion completely striking the award of punitive damages that had been in the amount of $2.50 million, affirming economic damages of $14,949 and non-economic damages of $420,000, and awarding Plaintiff costs on appeal. The appellate court remanded the case to the trial court to reconsider the attorney fee award of $1.26 million in light of the reversal of punitive damages. Upon petitions for rehearing separately filed by both parties, the appellate court vacated its March 4th decision. On May 10, 2022, the appellate court filed its new opinion once again completely striking the award of punitive damages that had been in the amount of $2.5 million, affirming economic damages of $14,949 and non-economic damages of $420,000, and awarding Plaintiff costs on appeal. The appellate court again remanded the case to the trial court to reconsider the attorney fee award of $1.26 million in light of the reversal of punitive damages. The California Supreme Court denied National Western’s appeal while ordering the appellate decision depublished. This denial made the appellate court’s decision final, which was to strike the award of punitive damages, to affirm the award of economic damages of $14,949 and non-economic damages of $420,000, and to award Plaintiff costs on appeal. The trial court subsequently awarded Plaintiff appellate costs of $538,461 and reduced Plaintiff's trial fees to $842,380. The parties agreed to a judgment, and final payment of fees was tendered by the Company in January 2023. The amount was accrued for and included in the Company's financial statements for the year ended December 31, 2022.

In the Form 10-Q for the quarter ended September 30, 2020, the Company reported that it experienced a data event in which an intruder accessed and exfiltrated certain data from the Company's network and that it was aware of two proposed class actions filed against National Western: Mildred Baldwin, on behalf of herself and others similarly situated vs. National Western Life Insurance Company, Missouri Circuit Court for the 18th Judicial Circuit (Pettis County) filed February 16, 2021, and Douglas Dyrssen Sr., individually and on behalf of all others similarly situated vs. National Western Life Insurance Company and National Western Life Group, Inc., United States District Court for the Eastern District of California filed March 8, 2021. The parties subsequently agreed to consolidate those two proposed class actions into a single proposed class action, Mildred Baldwin, on behalf of herself and others similarly situated vs. National Western Life Insurance Company, United States District Court for the Western District of Missouri. Baldwin was seeking an undetermined amount of damages, attorneys' fees and costs, injunctive relief, declaratory and other equitable relief, and enjoinment. National Western filed a Motion to Dismiss on July 16, 2021. On July 26, 2021, the parties filed a Joint Motion to Stay Pending Mediation, which the court denied. On September 15, 2021, the court granted in part and denied in part National Western’s Motion to Dismiss. At a mediation held on October 12, 2021, the parties agreed on preliminary terms to settle the litigation. The parties filed a Joint Notice of Settlement and Motion to Stay Deadlines with the court on October 20, 2021. The Company accrued $4.4 million for this matter at December 30, 2021. The Court issued an order preliminarily approving the settlement on January 19, 2022. The Court issued an order granting final approval of the settlement on June 16, 2022. The ultimate payments due under the settlement terms were paid in 2022.

The Company was informed by the Internal Revenue Service (“IRS”) that it had countersigned a previously negotiated closing agreement effective February 11, 2022 (“Agreement”) by and between National Western and the Commissioner of Internal Revenue pertaining to an open matter regarding the tax status of certain of the Company’s international life insurance products. Under terms of the Agreement, the Company was to remit to the IRS a payment in the amount of $4.9 million within sixty days of the effective date of the Agreement and to make stipulated adjustments to the policies covered under the Agreement within ninety days of the effective date. The Company had previously accrued for this contingency in a financial statement period predating the financial statements for the three years ended December 31, 2022.

Separately, in 2015 Brazilian authorities commenced an investigation into possible violations of Brazilian criminal law in connection with the issuance of National Western insurance policies to Brazilian residents, and in assistance of such investigation a Commissioner appointed by the U.S. District Court for the Western District of Texas issued a subpoena in March of 2015 upon NWLIC to provide information relating to such possible violations. National Western cooperated with the relevant governmental authorities in regard to this matter. National Western has been informed that the investigation in Brazil has been closed without any action being taken against the Company, its directors, officers, or employees.

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

Class A Common Stock Data (per share)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2022:
High	$224.93	221.15	208.82	309.25
Low	205.01	192.67	166.94	168.04
Dividends Declared	—	—	—	0.36
2021:
High	$258.14	260.00	258.89	236.97
Low	180.00	222.29	197.62	203.00
Dividends Declared	—	—	—	0.36

There is no established public trading market for the Company’s Class B Common Stock.

On March 12, 2020, the SEC voted to adopt amendments to the "accelerated filer" and "large accelerated filer" definitions in Rule 12b-2 under the Securities Exchange Act of 1934 (the "Exchange Act"). The amendments increased the transition thresholds for large accelerated filers to exit the large accelerated filer status from $500 million to $560 million. The measurement is performed annually each June 30th using that day's Class A Common Stock closing price applied to the number of Class A common shares considered to be publicly traded float, which is defined as the number of shares available to the public for trading in the secondary market without restriction. This excludes, among others, shares held by officers and directors. As of June 30, 2020, the Company's public float was less than $560 million and changed the Company's filing status from large accelerated filer to accelerated filer. At June 30, 2022 and 2021, there were no changes in the Company's filing status as an accelerated filer.

Equity Security Holders

The number of stockholders of record on March 13, 2023 was as follows:

Class A Common Stock	1,938
Class B Common Stock	2

Dividends

Class B Common Stockholders receive dividends at one-half the per share amount declared on Class A Common Stock. During 2022, NWLGI paid cash dividends on its Class A and Class B Common Stock in the amounts of $1.2 million and $36,000, respectively. During 2021, the Company also paid cash dividends on its Class A and Class B Common Stock in the amounts of $1.2 million and $36,000, respectively. Payment of dividends is within the discretion of the Company’s Board of Directors.

Payment of dividends by National Western Life Insurance Company ("National Western") to NWLGI, as the sole owner of National Western, are also within the discretion of National Western's Board of Directors, but are subject to prescribed limitations set by the Colorado Division of Insurance without prior approval.  The Company’s general policy is to reinvest earnings internally to finance the development of new business, provide for potential acquisitions, and to lend support to its financial strength ratings assigned by independent rating agencies. In the year ended December 31, 2022, National Western declared and paid a $2.0 million dividend to NWLGI. In the year ended December 31, 2021, National Western did not declare or pay dividends to NWLGI.

Securities Authorized For Issuance Under Equity Compensation Plans

The Company currently has one equity compensation plan, which was originally approved by National Western's stockholders in 2008. That equity plan was assumed by NWLGI from National Western in 2015 pursuant to the terms of the holding company reorganization. Thereafter, the plan was amended, restated and approved by stockholders of NWLGI in June 2016 extending its term for ten years from the date of stockholder approval. As of December 31, 2022, there were a total of 291,000 shares of Class A Common Stock that were authorized for issuance upon the settlement or exercise, as applicable, of awards granted pursuant to the plan. However, as of December 31, 2022, there were no outstanding stock options. Furthermore, under the terms of all outstanding stock appreciation rights, restricted stock units and performance stock units, all such awards may be settled only in cash. Accordingly, no shares of Class A Common Stock are issuable under the terms of such awards.

Performance Graph

The following graph compares the annual percentage change in the Company's cumulative total return on its common stock over the past five years with the total return of companies comprising the NASDAQ - U.S. Benchmark TR index and the NASDAQ - US Benchmark Insurance TR index. The graph assumes that the value of the Company's Class A Common Stock and each index was $100 at December 31, 2017, and that all dividends were reinvested.

200
175
150
125
100
75
50
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
National Western Life Group Inc
NASDAQ US Benchmark TR index
NASDAQ US Benchmark Insurance TR index

Issuer Purchases of Equity Securities

Effective August 22, 2008, National Western adopted and implemented a limited stock buy-back program associated with the 2008 Incentive Plan which provides Option Holders the additional alternative of selling shares acquired through the exercise of options directly back to the Company. This plan and program was assumed by NWLGI from National Western in 2015 pursuant to the terms of the holding company reorganization. The program provides Option Holders with the ability to elect to sell acquired shares back to the Company at any time within ninety (90) days after the exercise of options at the prevailing market price as of the date of notice of election. As of December 31, 2022, there are no stock options outstanding under the plan. More broadly, there are no immediate plans to repurchase any of its shares of Class A Common Stock or Class B Common Stock.

The following table sets forth the Company’s issuance and repurchase activity of its shares of Class A Common Stock from Option Holders for the quarter ended December 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May yet Be Purchased Under the Plans or Programs

October 1, 2022 through October 31, 2022	—	$—	N/A	N/A
November 1, 2022 through November 30, 2022	—	$—	N/A	N/A
December 1, 2022 through December 31, 2022	—	$—	N/A	N/A

Total	—	$—	N/A	N/A

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

Management’s discussion and analysis of the financial condition and results of operations (“MD&A”) of National Western Life Group, Inc. ("NWLGI") for the three years ended December 31, 2022 follows. Where appropriate, discussion specific to the insurance operations of National Western Life Insurance Company is denoted by "National Western" or "NWLIC". This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and related notes beginning on page 92 of this report.

Overview

National Western provides life insurance products on a global basis for the savings and protection needs of policyholders and issues annuity contracts for the asset accumulation and retirement needs of contract holders. Historically, it has done so for both domestic and international residents. However, the Company discontinued accepting applications for its international life insurance products from foreign nationals outside the U.S. in 2018.

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

The Company monitors these factors continually as key business indicators. The discussion that follows in this Item 7 includes these indicators and presents information useful to an overall understanding of the Company’s business performance in 2022, incorporating required disclosures in accordance with the rules and regulations of the SEC.

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

Forecasts for 2023 generally range from muted growth scenarios to mild recessions to full-blown recession economies in the U.S. The current monetary policy has been aggressive in terms of rate movements as well as the magnitude of the increases in rates in addressing inflation factors. Uncertainty regarding inflation, whether it is transitory in nature or embedded in slower adjusting categories, has created varying opinions on whether a "soft landing" is achievable or whether the Federal Reserve may overshoot and precipitate an economic contraction. Recessions typically have a four quarter duration and the negative impact on personal incomes can cause individual plans for financial and retirement protection to be pushed off into the future. While job markets have been tight given job growth and openings in conjunction with low claims for unemployment benefits, expectations are that this will begin to normalize and put more pressure on household incomes striving to keep pace with persistent price increases.

Interest rates have hovered at historically low levels for a number of years making traditional industry investments in fixed income debt securities having sufficient yields to price products competitively or to meet minimum interest rate guarantees increasingly more challenging. Faced with this situation, insurer responses were to either obtain incremental yield through riskier investment opportunities or to reduce internal rates of return on products below targeted amounts. Identifying the opportunity presented, large investment entities entered the industry through acquisitions or reinsurance transactions in order to tap insurance company portfolios of low yielding assets with the goal of using specific investment expertise to roll these assets into higher yielding, and higher risk, assets. The Company entered into two different funds withheld coinsurance agreements in the past two years to transfer legacy blocks constrained by low or negative interest margins and to obtain incremental investment yield from a reinsurance partner in order to competitively price new products going forward. Both reinsurance organizations are associated with large investment houses. These newer entrants create new competition with products offering attractive crediting rates for consumers while increasing the risk profile of corporate balance sheets.

Industry analysts and observers generally agree that a sudden jump in interest rate levels would be harmful to life insurers with interest-sensitive products as it could provide an impetus for abnormal levels of product surrenders and withdrawals at the same time fixed debt securities held by insurers declined in market value. The current rise of inflation rates has prompted Federal Reserve officials to increase rates a half-dozen times, including four three-quarters of a percentage point, in order to head off the crippling effects of rising prices. Currently, several more increases are anticipated. Ultimately, a mix of monetary policy adjustments, fiscal policy, and economic fundamentals will determine the effectiveness of interest rate increases and the timing of a return to stabilization. It is uncertain what impacts, if any, such movements would have on the Company’s business, results of operations, cash flows or financial condition.

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

Impairment of Investment Securities. The Company determines current expected credit losses for available-for-sale debt securities when fair value is less than amortized cost, interest payments are missed and the security is experiencing credit issues. The Company considers a number of factors in making a determination including: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline in fair value, 4) the intent and ability to hold the investment until recovery, 5) the time period during which the decline had occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Provisions to and releases from the allowance for credit losses are recorded in Net investment income in the Consolidated Statements of Earnings.

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

Pension Plans and Other Postretirement Benefits.  The Company sponsors a qualified defined benefit pension plan, which was frozen effective December 31, 2007, covering substantially all employees at that time, and three non-qualified defined benefit plans covering certain senior officers. In addition, the Company has postretirement health care benefits for certain senior officers and a group excess benefit plan available for senior officers and directors of the Company. The freeze of the qualified benefit pension plan ceased future benefit accruals to all participants and closed the Plan to any new participants. In addition, all participants became immediately 100% vested in their accrued benefits as of that date.  In accordance with prescribed accounting standards, the Company annually reviews plan assumptions.

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

In the following discussion of the results of Consolidated Operations and Segment Operations, certain premiums and other revenues financial statement line items as well as certain benefits and expenses line items include amounts which cause the current reported amounts to deviate from historical trends. These amounts typically consist of periodic adjustments required in preparing financial statements such as the unlocking of actuarial assumptions, amounts pertaining to unique transactions with specialized accounting conventions such as those required for embedded derivatives and reinsurance, and amounts that vary with the movement of external financial markets such as fair value market adjustments on investments. We have endeavored in the sections that follow to isolate and discuss these items as they appear in the financial statements. While not an all-inclusive list, the following identifies line items in the Consolidated Statements of Earnings and the associated amounts causing deviations from historical trends:

Financial Statement Line Item	Factor Discussed

Universal life and annuity contract charges	Unearned revenue reserve - actuarial assumption unlocking

Net investment income	Fair market value adjustments on index options

Net investment income	Fair market value adjustments on debt trading securities

Net investment income	Reinsurance fair value embedded derivative accounting

Net investment income	Funds withheld reinsurance - ceded investment income

Life and other policy benefits	Annuity actuarial assumption unlockings of excess death benefit reserve, excess annuitization reserve, and guaranteed minimum withdrawal benefit reserve

Amortization of deferred transaction costs	Deferred policy acquisition costs amortization - actuarial assumption unlocking

Universal life and annuity contract interest	Universal life actuarial assumption unlocking of excess death benefit reserve

Universal life and annuity contract interest	Deferred sales inducement amortization - actuarial assumption unlocking

Universal life and annuity contract interest	Funds withheld reinsurance - ceded interest credited and ceded changes in benefit reserve balances

Universal life and annuity contract interest	Embedded derivative liability accounting for fixed-index products

Other operating expenses	Changes in share-based compensation expense for stock market price changes of the Company Class A Common Stock

Consolidated Operations

Revenues.  The following details Company revenues:

	Years Ended December 31,
	2022	2021	2020
	(In thousands)

Universal life and annuity contract charges	$139,022	134,254	145,405
Traditional life premiums	87,858	90,043	92,542
Net investment income (excluding index option derivatives)	386,506	441,812	402,448
Other revenues	25,522	22,314	18,522
Derivative gain (loss), index options	(86,866)	120,718	14,754
Net realized investment gains	6,355	14,950	21,071

Total revenues	$558,397	824,091	694,742

Universal life and annuity contract revenues - Revenues for universal life and annuity products consist of policy charges for the cost of insurance, administration charges, and surrender charges assessed against policyholder account balances, less reinsurance premiums. As depicted in the following table, revenues for universal life and annuity contract charges increased in 2022 compared to 2021.

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Contract Charges:
Cost of insurance and administrative charges	$128,460	122,961	124,821
Surrender charges	18,732	25,363	26,623
Other charges	11,866	4,347	11,430
Gross contract revenues	159,058	152,671	162,874

Reinsurance premiums	(20,036)	(18,417)	(17,469)

Net contract charges	$139,022	134,254	145,405

Cost of insurance charges were $100.6 million in 2022 compared to $95.9 million in 2021 and $98.9 million in 2020. Cost of insurance charges typically trend with the size of the universal life insurance block in force and the amount of new business issued during the period. The volume of universal life insurance in force during 2022 decreased to $11.8 billion from $12.7 billion at year-end 2021 and $13.5 billion at year-end 2020. Administrative charges were $27.8 million, $27.1 million, and $25.9 million for the years ended December 31, 2022, 2021 and 2020, respectively, and correlate with new universal life insurance business sales by the number of policies placed, the amount of premiums received, and the volume of insurance issued. In 2022, National Western implemented higher cost of insurance charges on its International Life insurance products which contributed to the increase in 2022 over 2021.

Surrender charges assessed against policyholder account balances upon withdrawal were $18.7 million in 2022 compared to $25.4 million in 2021 and $26.6 million in 2020. While the Company earns surrender charge income that is assessed upon policy terminations, the Company’s overall profitability is enhanced when policies remain in force and additional contract revenues are realized and the Company continues to make an interest rate spread equivalent to the difference it earns on its investments and the amount that it credits to policyholders. Policy lapse rates in 2022 for the domestic life insurance and international life insurance segments were relatively level with those experienced in 2021 and prior years, while the annuities segment continued to exhibit a higher lapse rate due to liquidity demands. Surrender charge income recognized is also dependent upon the duration of policies at the time of surrender (i.e. later duration policy surrenders have lower surrender charges assessed and earlier policy surrenders have a higher surrender charge assessed). The declining trend in surrender charge revenue reflects later duration policies terminating having lower surrender charges.

Other charges include the net amount of current period premium load amounts on new sales of single premium life insurance products which are deferred (recorded as negative revenue) and the subsequent amortization into income of these deferred premium loads. These products comprise substantially all of domestic life insurance sales. The increase in Other charges in 2022 over 2021 reflects lower premium loads deferred in 2022 due to decreased sales relative to the amounts currently being amortized into income. In addition, as part of the Company's annual unlocking analysis, a prospective unlocking of this unearned revenue reserve was done for each year shown above. The effect of the unlocking in the year ended December 31, 2022 was a negligible decrease in Other charges revenue while the effect of the unlockings increased/(decreased) Other charges revenue by $(0.6) million and $5.9 million in the years ended December 31, 2021 and 2020, respectively.

Traditional life premiums - Ozark National's principal product is a non-participating whole life insurance policy with premiums remitted primarily on a monthly basis. The product is sold in tandem with a mutual fund investment product offered through its broker-dealer affiliate, NIS. Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period. A sizable portion of National Western's traditional life business resided in the International Life insurance segment. However, National Western’s overall life insurance sales focus has historically been centered around universal life products. The addition of Ozark National's business of repetitive paying permanent life insurance adds an important complement to National Western's life insurance sales. Included in the amounts for the years ended December 31, 2022, 2021, and 2020 is $71.9 million, $73.5 million, and $74.8 million, respectively, of life insurance renewal premium from Ozark National. Universal life products, especially National Western’s equity indexed universal life products, which offer the opportunity for consumers to acquire life insurance protection and receive credited interest linked in part to an outside market index, have been the more popular product offerings in the Company’s markets.

Net investment income (with and without derivatives) - A detail of net investment income is provided below.

	Years Ended December 31,
	2022	2021	2020
	(In thousands)

Gross investment income:
Debt and equities	$298,965	309,082	373,479
Mortgage loans	20,691	20,155	13,162
Policy loans	2,626	2,667	3,361
Short-term investments	3,940	293	2,160
Other invested assets	27,409	16,321	12,698

Total investment income	353,631	348,518	404,860
Less: investment expenses	2,420	2,762	2,412

Net investment income (excluding derivatives and trading securities)	351,211	345,756	402,448
Index option derivative gain (loss)	(86,866)	120,718	14,754
Embedded derivative on reinsurance	250,230	84,725	—
Trading securities market adjustments	(214,935)	11,331	—

Net investment income	$299,640	562,530	417,202

The Company’s strategy has been to invest a substantial portion of its cash flows in fixed debt securities within its guidelines for credit quality, duration, and diversification. As a result of an asset allocation study that was conducted, an increase in allocations toward mortgage loans and alternative investments was identified as a strategic objective. In addition, the recent excess of annuity outflows over inflows has reduced funds available to invest in fixed debt securities helping to cause the debt security portfolio to contract.

The debt securities portfolio decreased from $10.8 billion at December 31, 2020 to $10.1 billion at December 31, 2021, largely the result of recording certain holdings at fair value instead of amortized cost as had been done previously. At December 31, 2022, the debt securities portfolio further declined to $8.7 billion, in part due to marking the portfolio to fair market values which declined during 2022. While investment yields on new bond purchases in 2021 and 2020 were less than the portfolio's weighted average yield, investment yields on new bond purchases during 2022 exceeded the portfolio yield. The portfolio weighted average yield, excluding the funds withheld portfolio, was approximately 3.76% at December 31, 2022, while the yield on debt security purchases to fund insurance operations was 4.21%, 3.02%, and 3.33% in 2022, 2021, and 2020, respectively. Ozark National's weighted average portfolio yield at December 31, 2022 was 3.79%.

Changes in fair values of equity securities are included in the Consolidated Statements of Earnings as a component of net investment income. For the years ended December 31, 2022, 2021, and 2020 unrealized gains/(losses) of $(4.1) million, $6.0 million, and $(1.0) million, respectively, have been included in net investment income reflecting the change in fair value of equity securities during the periods. The carrying value of the Company’s portfolio of equity securities was $22.1 million at December 31, 2022 down from the $28.2 million balance recorded at December 31, 2021.

Prior to 2020, the Company’s new mortgage loan activity had been challenged by the low level of interest rates and highly competitive underwriting of commercial properties. The COVID-19 pandemic crisis further impeded the underwriting of new loan applications until clarity regarding the impacts of closing down the economy upon commercial real estate became discernible. Eventually, the volume of new mortgage loan originations resumed a pace closer to that of the pre-pandemic environment. Additional resources were added with the goal of increasing mortgage loan investments to a more appreciable percentage of total invested assets. During 2022, interest rates increased appreciably which resulted in fewer mortgage loan opportunities meeting the Company's underwriting standards being available. Consequently, the Company originated new mortgage loans in the amount of $47.4 million, $183.6 million, and $80.2 in 2022, 2021, and 2020, respectively. Mortgage loan investment income also benefits from incremental contributions from loan prepayment fees and profit participation receipts.

In order to obtain incremental investment yield, the Company expanded its invested asset vehicles to include alternative investments. These assets are typically capital pools with specific investment objectives managed by investment firms having specific expertise in designated asset opportunities. The Company held balances of $191.3 million, $67.7 million and $28.9 million at December 31, 2022, December 31, 2021, and December 31, 2020, respectively, in this investment category, excluding any associated structured note amounts. Other invested assets investment income for the year ended December 31, 2022 includes a non-recurring $6.8 million profit participation payment on a mezzanine loan.

Beginning January 1, 2021, the Company's net investment income is reduced for amounts ceded to reinsurers under the funds withheld reinsurance agreements associated with funds withheld assets. For the years ended December 31, 2022 and 2021, the Company ceded net investment income of $67.2 million and $55.1 million, respectively.

Effective January 1, 2020, the Company adopted new accounting guidance pertaining to current expected credit losses on financial instruments ("CECL"). The adoption as of January 1, 2020 was reported as a change in accounting with initial CECL allowance balances recorded and $3.0 million, net of taxes, charged to retained earnings. Subsequent remeasurement of the CECL allowance is performed quarterly with any increase or decrease netted in gross investment income. During the years ended December 31, 2022, 2021, and 2020, remeasurement of the CECL allowance resulted in an increase (decrease) to the allowance balance of $0.6 million, $0.5 million, and $(2.0) million, respectively.

Credit loss allowances for available-for-sale debt securities are recorded when unrealized losses and missed payments indicate a credit loss has occurred and a full recovery of the investment principal is not expected. Credit loss allowances are recorded through Net investment income in the Consolidated Statements of Earnings. No credit loss allowances for available-for-sale debt securities were recorded in the years ended December 31, 2022, 2021, and 2020.

In order to evaluate underlying profitability and results from ongoing operations, net investment income performance is analyzed excluding index option derivative gain (loss), the embedded derivative on reinsurance, and trading securities market value adjustments, which is a common practice in the insurance industry. Although this is considered a non-GAAP financial measure, Company management believes this financial measure provides useful supplemental information by removing the swings associated with fair value changes on derivative instruments. Net investment income and average invested assets shown below includes cash and cash equivalents. Net investment income performance is summarized as follows:

	Years Ended December 31,
	2022	2021	2020
	(In thousands except percentages)

Excluding derivatives and funds withheld securities:
Net investment income	$351,211	345,756	402,448
Average invested assets, at amortized cost	9,398,306	9,420,544	10,994,033
Annual yield on average invested assets	3.74%	3.67%	3.66%

Including derivatives and funds withheld securities:
Net investment income	$299,640	562,530	417,202
Average invested assets, at amortized cost	11,051,800	11,163,776	11,139,238
Annual yield on average invested assets	2.71%	5.04%	3.75%

The average invested asset yield, excluding derivatives and funds withheld securities, remained level from 2020 to 2021 as the Company continued to obtain lower yields on new debt security purchases while receiving incremental yields from increasing the allocation of investable funds to mortgage loans and alternative investment strategies. The average invested asset yield in 2022 increased from that in 2021 and 2020 reflecting incrementally higher yields on new debt security purchases and increased allocations to alternative investment funds which have greater yields.

The pattern in average invested asset yield, including derivatives and funds withheld securities, incorporates increases and decreases in the fair value of index options purchased by National Western to support its fixed-index products as well as net investment income from the embedded derivative funds withheld liability. Fair values of the purchased call options recorded a net loss in 2022, and net gains in both 2021 and 2020 corresponding to the movement in the S&P 500 Index® during these periods (the primary index the fixed-index products employ). Refer to the derivatives discussion following this section for a more detailed explanation.

With the execution of a funds withheld reinsurance agreement with Prosperity at the end of 2020, the Company initiated embedded derivative accounting with respect to the policyholder obligations reinsured. The Company entered into a second funds withheld reinsurance agreement with Aspida during 2022 which follows the same embedded derivative accounting treatment. During the years ended December 31, 2022 and 2021, the embedded derivative liability decreased $250.2 million and $84.7 million, respectively, which was recorded as investment income. Debt securities supporting these funds withheld policyholder obligations classified as trading securities incurred unrealized gains/(losses) of $(214.9) million in 2022 and $11.3 million in 2021, which were also recorded as a component of net investment income. The combination/net of these two items increased net investment income by $35.3 million and $96.1 million in 2022 and 2021, respectively.

Other revenues - Other revenues pertain to NIS, the broker-dealer affiliate of Ozark National; the operations of Braker P III, LLC ("BP III"), a subsidiary which owns and manages a commercial office building which includes the home office operations of National Western; and allowances earned by National Western for administering the funds withheld policies ceded to third party reinsurers.

NIS revenues were $11.4 million, $12.5 million, and $9.9 million for the years ended December 31, 2022, 2021, and 2020, respectively. NIS revenues typically move in tandem with equity market performance.

Revenues associated with BP III were $8.2 million, $5.1 million, and $4.7 million in December 31, 2022, 2021, and 2020, respectively. Included in rental income for 2022 is $3.8 million received for an early termination of a tenant lease. Rental income received from National Western is eliminated in reporting consolidated results.
Under terms of the Prosperity funds withheld reinsurance contract, National Western earns a monthly expense allowance equal to the average policy count of the funds withheld reinsurance block of business multiplied by a stated amount per policy. In the years ended December 31, 2022 and 2021, the Company reported $4.9 million and $5.3 million, respectively, as maintenance expense allowance revenue. As the block that was reinsured is a closed block of business, maintenance expense allowance revenue declines over time with the run off of the in force block.

Under the terms of the Aspida funds withheld reinsurance contract, National Western also earns a monthly expense allowance based upon the average policy account of the funds withheld reinsurance block of business. In addition, National Western earns a ceding commission and certain policy acquisition allowances based upon new policies issued and coinsured with Aspida. For the year ended December 31, 2022, from the inception of the funds withheld reinsurance agreement, the Company reported $0.3 million related to these revenue sources.

The Company also recorded on its Consolidated Balance Sheet in 2022 a deferred Gain on Reinsurance amount of $30.8 million associated with the funds withheld reinsurance transaction with Aspida. This represents the net amount of GAAP reserves, deferred policy acquisition costs and sales inducements reinsured at the closing date, plus a $68.2 million ceding commission payable by the reinsurer, which in aggregate was in excess of the Statutory Reserves ceded to Aspida (reflected as funds withheld assets). This balance is amortized and included in Other revenues. For the year ended December 31, 2022, amortization revenue from the deferred Gain on Reinsurance was $1.4 million.

The Company's acquisition of Ozark National (by National Western) in 2019 included a contingent payment provision that was dependent upon the subsequent persistency of Ozark National's in force block of business that was acquired. The Company had been progressively accruing for this potential obligation in its financial statements. During 2020, the Company executed an agreement with the seller under which both parties agreed that the Company had fulfilled its payment obligation under the Stock Purchase Agreement executed October 3, 2018. Consequently, the Company reversed the contingent payment obligations previously accrued and recognized the reversed amounts as Other revenues $4.1 million in the year ended December 31, 2020.

Other revenues also include semi-annual distributions from the life interest in the Libbie Shearn Moody Trust. Revenues recognized from these distributions were $6.0 million, $5.7 million, and $5.3 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Index option derivative gain (loss) - Index options are derivative financial instruments used to hedge the equity return component of National Western’s fixed-index products. Derivative gain or loss includes the amounts realized from the sale or expiration of the options. Since the index options do not meet the requirements for hedge accounting under GAAP, they are marked to fair value on each reporting date and the resulting unrealized gain or loss is reflected as a component of net investment income. The options hedging the notional amount of policyholder contract obligations are purchased as close as possible to like amounts resulting in the amount of the options returns correlating closely with indexed interest credited.

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

	Years Ended December 31,
	2022	2021	2020
	(In thousands)

Index option derivatives:
Unrealized gain (loss)	$(85,130)	(16,564)	(9,740)
Realized gain (loss)	(1,736)	137,282	24,494

Total gain (loss) included in net investment income	$(86,866)	120,718	14,754

Total contract interest	$15,678	213,184	206,250

The economic impact of option performance in the Company's financial statements is generally not determined solely by the option gain or loss included in net investment income as there is a corresponding amount recorded in the contract interest expense line. The Company's profitability with respect to these options is largely dependent upon the purchase cost of the option remaining within the financial budget for acquiring options embedded in the product pricing. Option prices vary with interest rates, volatility, and dividend yields among other things. As option prices vary, the Company manages for the variability by making offsetting adjustments to product caps, participation rates, and management fees. For the periods shown, the Company's option costs have generally been consistent with the product pricing budgets.

The financial statement investment spread, the difference between investment income and interest credited to contract holders, is subject to variations from option performance during any given period. For example, many of the Company's equity-index annuity products provide for the collection of asset management fees. These asset management fees are assessed when returns on expiring options are positive, and they are collected prior to passing any additional returns above the assessed management fees to the policy contractholders. During periods of positive returns, the collected asset management fees serve to increase the financial statement spread by increasing option realized gains reported as investment income in an amount greater than interest credited to policy contractholders which is reported as contract interest expense. Asset management fees collected in 2022, 2021, and 2020 were $0.0 million, $5.8 million, and $30.7 million, respectively. The Company changed its option hedging during 2020 to an "out-of-the-money" basis for those annuity products containing asset management fee provisions. As a result, during 2021 all options outstanding for annuity products having asset management fee features were on an out-of-the-money basis. Accordingly, no asset management fees have been collected since that time. While asset management fees are no longer being collected, the amounts to purchase the out-of-the-money options similarly decreases the costs.

Net realized investment gains (losses) - Realized gains (losses) on investments generally include proceeds from bond calls, sales and impairment write-downs, as well as gains and losses on the sale of real estate property. Net gains reported in 2022 consisted of gross gains of $6.5 million which were mostly from bond calls of debt securities in the available-for-sales category, offset by gross losses of $(0.2) million. Net gains reported in 2021 consisted of gross gains of $16.4 million offset by gross losses of $(1.4) million. Gross losses in 2021 include $1.4 million pertaining to property held by Ozark National which was sold.

Under CECL accounting guidance, the Company records credit loss allowances for available-for-sale debt securities when a decline in value is considered to be other-than-temporary and full recovery of the investment is not expected. Credit loss allowances for available-for-sale debt securities are recorded through Net investment income in the Consolidated Statement of Earnings. The Company did not record a credit loss allowance for available-for-sale debt securities during the years ended December 31, 2022, 2021, or 2020.

Benefits and Expenses. The following details benefits and expenses.

	Years Ended December 31,
	2022	2021	2020
	(In thousands)

Life and other policy benefits	$159,470	187,577	131,337
Amortization of deferred transaction costs	121,398	69,461	140,503
Universal life and annuity contract interest	15,678	213,184	206,250
Other operating expenses	135,817	126,612	104,584

Totals	$432,363	596,834	582,674

Life and other policy benefits - Life and other policy benefits include death claims of $80.5 million, $96.3 million and $72.5 million for 2022, 2021 and 2020, respectively. Included in the amounts for the years ended December 31, 2022, 2021, and 2020, are $35.9 million, $39.6 million and $37.0 million in death claims pertaining to Ozark National. Death claim amounts are subject to variation from period to period. In 2022, the number of National Western life insurance claims incurred was 12% lower than that of 2021 while the average dollar amount per net claim increased 7% to $65,900 from $61,900. National Western’s mortality experience has generally been consistent with or better than its product pricing assumptions. The average net claim for Ozark National during 2022 decreased to $15,100 from the 2021 period amount of $15,400. The average face amount of insurance in force for Ozark National was $33,300 at December 31, 2022. Mortality exposure is managed through reinsurance treaties under which National Western's retained maximum net amount at risk on any one life is capped at $500,000. Ozark National's retained maximum net amount at risk is capped at $200,000 under its reinsurance treaties with limited exceptions related to the conversion of child protection and guaranteed insurability riders.

Both National Western and Ozark National established specific coding to track the death claim experience associated with COVID-19. During the year ended December 31, 2022, National Western incurred 89 death claims on life insurance policies in which the reported cause of death was due to the COVID-19 pandemic totaling a net claim amount (after reinsurance) of $5.8 million. For the year ended December 31, 2021, National Western incurred 201 COVID-19 related death claims on life insurance policies totaling a net amount after reinsurance of $23.5 million. The industry has noted that the designation of COVID-19 as the cause of death has not been consistent. Accordingly, the Company's disclosures reporting death claims due to COVID-19 are updated as more information is obtained. During the year ended December 31, 2022, Ozark National incurred 126 confirmed COVID-19 death claims aggregating to a net claim amount of approximately $2.9 million. During the year ended December 31, 2021, Ozark National reported 306 COVID-19 death claims totaling to net claim amount of $6.9 million. The COVID-19 claim activity is included in the claim disclosures made in the preceding paragraph.

Life and other policy benefits also includes policy liabilities held associated with the Company's traditional life products, including riders such as the guaranteed minimum withdrawal benefit rider ("WBR"), a popular rider to National Western's equity-indexed annuity products. The increases in these liabilities for National Western were $31.2 million, $46.5 million, and $10.7 million in 2022, 2021, and 2020, respectively. In each of these years, National Western unlocked assumptions pertaining to life and other policy benefits, including WBR, the effect of which were to increase/(decrease) the policy benefit liability by $(5.4) million, $27.4 million, and $(11.9) million in 2022, 2021, and 2020, respectively. The 2020 adjustment included an unlocking amount pertaining to mortality experience on payout annuities with life contingencies of $(3.3) million.

Life and other policy benefits in the years ended December 31, 2022, 2021, and 2020 includes changes in traditional life reserves and miscellaneous benefit payments associated with Ozark National's operations of $29.7 million, $29.5 million, and $30.7 million, respectively, reflecting normal business conditions.

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

The following table identifies the effects of unlocking adjustments on DPAC balances recorded through amortization expense separate from recurring amortization expense components for 2022, 2021, and 2020.

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Amortization of DPAC:
Unlocking adjustments	$559	(36,510)	22,358
Other amortization components	101,477	84,349	107,917

Totals	$102,036	47,839	130,275

The amortization amounts for the years ended December 31, 2022, 2021, and 2020 were comprised of DPAC amortization by National Western of $101.2 million, $47.2 million, and $129.7 million, respectively, and by Ozark National of $0.8 million, $0.6 million, and $0.6 million, respectively. Ozark National's deferred policy acquisition cost balance was initiated February 1, 2019 following its acquisition by National Western. Amortization expense for National Western for the years ended December 31, 2022 and 2021 was reduced by $4.4 million and $6.2 million, respectively, for amounts pertaining to policies ceded under the funds withheld reinsurance agreements. Ceded amounts pertaining to policies associated with the Prosperity reinsurance agreement decline over time with the runoff of the closed block of policies.

In 2022, the Company unlocked its DPAC balances for: (1) mortality rates, lapse rates, portfolio yield rates and spreads, which collectively decreased DPAC balances (and increased amortization expense) on its Life segment by $0.4 million; and (2) surrender rates, annuitization rates, portfolio yield rates and spreads, which collectively decreased DPAC balances (and increased amortization expense) on its Annuity segment by $0.2 million.

In 2021, the Company unlocked its DPAC balances for: (1) mortality rates, lapse rates, portfolio yield rates and spreads, and increased cost of insurance ("COI") charges on International universal life products inforce which collectively increased DPAC balances (and decreased amortization expense) on its Life segment by $33.3 million; and (2) surrender rates, annuitization rates, portfolio yield rates and spreads, mortality experience on payout annuities, and utilization of the Company's withdrawal benefit rider which collectively increased DPAC balances (and decreased amortization expense) on its Annuity segment by $3.2 million. The unlocking for International universal life cost of insurance charges was principally responsible for the sizable DPAC adjustment.

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

As the DPAC balance is an asset on the Company's Consolidated Balance Sheets, GAAP provides for an earned interest return on the unamortized balance each period. The earned interest serves to increase the DPAC balance and reduce other amortization component expense. The rate at which the DPAC balance earns interest is the average credited interest rate on the Company's universal life and annuity policies in force, including credited interest on equity-indexed policies. The amount of earned interest on DPAC balances was $12.9 million, $32.7 million, and $17.2 million in 2022, 2021, and 2020, respectively, decreasing other amortization component expense. The decreased interest amount in 2022 compared to 2021 reflects lower returns on equity-index products, particularly life insurance products.

As part of the purchase accounting required with the acquisition of Ozark National, the Company recorded an intangible asset of $180.9 million referred to as the value of business acquired ("VOBA"). VOBA represents the difference between the acquired assets and liabilities of Ozark National measured in accordance with the Company's accounting policies and the fair value of these same assets and liabilities. The VOBA balance sheet amount is amortized following a methodology similar to that used for amortizing deferred policy acquisition costs. In the years ended December 31, 2022, 2021, and 2020 the Company's VOBA amortization expense was $8.0 million, $8.5 million, and $10.2 million, respectively.

At December 31, 2020, the Company recorded as an asset on its Consolidated Balance Sheet a deferred Cost of Reinsurance ("COR") amount of $102.8 million associated with the funds withheld reinsurance transaction with Prosperity. This represents the amount of assets transferred at the closing date of the funds withheld agreement (debt securities, policy loans, and cash) in excess of the GAAP liability ceded plus a $48.0 million ceding commission paid to the reinsurer. The COR balance is amortized commensurate with the runoff of the ceded block of funds withheld business. For the years ended December 31, 2022 and 2021, COR amortization expense of $11.4 million and $13.2 million, respectively, is included in Amortization of deferred transaction costs.

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

Contract interest reported in the financial statements also encompasses the performance of the index options associated with the Company's fixed-index products. As previously noted, the market value changes of these derivative features resulted in net realized and unrealized gains/(losses) in 2022, 2021, and 2020 of $(86.9) million, $120.7 million, and $14.8 million, respectively. In 2022, this figure was comprised of unrealized losses totaling $(85.1) million and realized losses of $(1.7) million. In 2021, this figure was comprised of unrealized losses totaling $(16.6) million offset by realized gains of $137.3 million. In 2020, the amount consisted of unrealized losses of $(9.7) million offset by realized gain of $24.5 million. These returns similarly increased/(decreased) the computed average credited rates for the periods shown above. Policyholders of equity-indexed products cannot receive an interest credit below 0% according to the policy contract terms.

Contract interest expense includes other items which increase or decrease reported contract interest. These other items include the amounts shown in the table below.

	December 31,
	2022	2021	2020
	(In thousands)
Contract Interest Expense:
Gross reserve changes	$11,968	24,250	18,748
Ceded reserve changes under funds withheld	(17,933)	(26,429)	—
Unlocking adjustments, net	3,661	(14,547)	17,180
Asset management fees collected	—	(5,835)	(30,675)
Projected asset management fees	—	6,477	34,426
Other embedded derivative components	(5,093)	5,814	(5,188)

Totals	$(7,397)	(10,270)	34,491

Contract interest expense includes gross reserve changes for immediate annuities, two tier annuities, excess death benefit reserves, excess annuitizations, and amortization of deferred sales inducement balances. These gross reserve items are offset by policy charges assessed for policies having the withdrawal benefit rider ("WBR"). As changes in these items collectively impact contract interest expense, financial statement interest spread is also affected. Netted against reserve changes in the years ended December 31, 2022, 2021, and 2020 are WBR assessed policy charges of $30.2 million, $28.2 million, and $24.8 million, respectively.

Beginning in 2021, some of these reserve changes are associated with funds withheld annuity policies and are ceded to the reinsurers. Accordingly, they are no longer reflected in the financial statements of the Company. Accordingly, contract interest expense is adjusted to remove these expense items which are shown in the above table for the years ended December 31, 2022 and 2021. In addition to these amounts, the Company also cedes the fixed interest credited on the funds withheld annuity policies. For the years ended December 31, 2022 and 2021, the fixed interest credited and ceded was $30.9 million and $29.8 million, respectively.

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

The Company's historical practice was to purchase options priced to incorporate an expected probability of collecting asset management fees (referred to as "at-the-money hedging"). With this practice accounting rules required the embedded derivative liability to include a projection of asset management fees estimated to be collected in the succeeding fiscal year. This projection was based upon the most recent performance of the reference equity index. Increases in projected asset management fees to be collected reduced contract interest expense while decreases in projected asset management fees to be collected increased contract interest expense. The Company converted to an "out-of-the-money" hedging practice during 2020 which eliminated the need to project collection of future asset management fees as part of the embedded derivative liability. This conversion occurred as the remaining inventory of annual at-the-money hedges completed its roll over to out-of-the-money hedges during 2021. Consequently, the embedded derivative liability component for projected asset management fees to be collected progressively diminished and was phased out as of the end of the 2021 second quarter. During the years ended December 31, 2022, 2021, and 2020, contract interest was increased/(decreased) by $0.0 million, $6.5 million, and $34.4 million, respectively, for the projected change in asset management fees to be collected. Refer to Note (3) Derivative Investments in the accompanying Notes to Consolidated Financial Statements in this report for further information.

Another contract interest expense component is the amortization of deferred sales inducements (included in Gross reserve changes above). Similar to deferred policy acquisition costs, the Company defers sales inducements in the form of first year credited interest bonuses on annuity products that are directly related to the production of new business. These bonus interest charges are deferred and amortized using the same methodology and assumptions used to amortize other capitalized acquisition costs and the amortization is included in contract interest. In addition, deferred sales inducement balances ("DSI") are also reviewed periodically to ascertain whether actual experience has deviated significantly from that assumed (unlocked) and are adjusted to reflect current policy lapse or termination rates, expense levels and credited rates on policies compared to anticipated experience (true-up). These unlocking adjustments, plus or minus, are included in contract interest expense. As previously discussed in the amortization of deferred policy acquisition costs section, the Company unlocked its assumptions for the annuity line of business including the DSI balance. The effect of these prospective unlockings was to increase/(decrease) the DSI balance by $0.1 million, $1.0 million, and $(4.4) million in the years ended December 31, 2022, 2021, and 2020, respectively. These amounts are included in the previous table in the Unlocking adjustments line.

These unlocking adjustments also changed assumptions effecting the excess benefit reserve held on universal life policies. The impact of these unlockings was to increase excess benefits reserves by $3.8 million in the year ended December 31, 2022, and to decrease excess benefits reserves by $13.6 million in the year ended December 31, 2021.

Other operating expenses - Other operating expenses consist of general administrative expenses, licenses and fees, commissions not subject to deferral, real estate expenses, brokerage expenses, compensation costs, and reinsurance ceded commission expense. These are summarized in the table that follows.

	Years Ended December 31,
	2022	2021	2020
	(In thousands)

General administrative expenses	$55,648	51,317	42,688
Compensation expenses	46,922	40,178	30,372
Commission expenses	9,438	10,810	11,159
Real estate expenses	6,193	5,947	5,598
Brokerage expenses (NIS)	5,635	6,123	5,085
Reinsurance ceded commission expense	3	12	—
Taxes, licenses and fees	11,978	12,225	9,682

Totals	$135,817	126,612	104,584

General administrative expenses include software amortization of previously capitalized information technology (IT) expenditures including National Western's proprietary policy administration systems. Software costs, including amortization expense, for 2022, 2021, and 2020 were $15.1 million, $13.8 million, and $12.6 million, respectively. Other IT expenditures include consulting costs for system implementations, assistance with analysis involving a security incident experienced by National Western in 2021, and contractor resources to fill IT staffing shortages. These amounts in the years ended December 31, 2022, 2021, and 2020 were $25.7 million, $17.5 million, and $10.4 million, respectively. General administrative expenses also include payments and provisions made relating to potential or contingent legal liabilities and legal fees. Expenses in this category were $0.8 million, $6.0 million, and $2.8 million in 2022, 2021, and 2020, respectively. The 2021 amount includes $4.4 million accrued for potential settlement of a class action lawsuit pertaining to the IT security incident experienced by National Western. General administrative expenses in the years ended December 31, 2022, 2021, and 2020 include Ozark National expenses in the amount of $3.8 million, $4.3 million, and $4.4 million, respectively.

Compensation expenses include share-based compensation costs related to outstanding vested and nonvested stock appreciation rights ("SARs"), restricted stock units ("RSUs"), and performance share units ("PSUs"). The related share-based compensation costs move in tandem not only with the number of awards outstanding but also with the movement in the market price of the Company's Class A Common Stock as a result of marking the SARs, RSUs, and PSUs to fair value under the liability method of accounting. Consequently, the related expense amount varies positive or negative in any given period. In the amounts shown above, share-based compensation expense totaled $15.2 million in 2022, $5.8 million in 2021, and $(2.2) million in 2020. The sizable increase in expense in 2022 from the 2021 amount reflects an increase in the Company's Class A Common Stock share price to $281.00 at December 31, 2022 from $214.44 at December 31, 2021. The negative expense level in 2020 is primarily the result of a decrease in the Company's Class A Common Stock share price to $206.44 at December 31, 2020 from $290.88 at December 31, 2019. In addition to the changes in price of the Company's Class A Common Stock, there were 113,127, 64,157, and 40,990 SARs granted to officers in 2022, 2021, and 2020, respectively. Refer to Note (12) Stockholders' Equity in the accompanying Notes to Consolidated Financial Statements of this report for a discussion of performance share awards.

Commission expenses in 2022, 2021, and 2020 include Ozark National non-deferrable commissions of $3.2 million, $3.0 million, and $3.1 million, respectively.

Real estate expenses pertain to the commercial building operated by Braker P III, LLC. The trend of increasing levels of operating expenses reflects the movement to full occupancy during these periods and associated operating expenses as well as scheduled building maintenance and repair.

Taxes, licenses and fees include premium taxes and licensing fees paid to state insurance departments, guaranty fund assessments, the company portion of Social Security and Medicare taxes, real estate taxes, state income taxes, and other state and municipal taxes. Ozark National taxes, licenses and fees were $2.5 million in 2022, $2.5 million in 2021, and $2.3 million in 2020. Taxes, licenses and fees in 2021 were reduced by $1.2 million for the release of a tax liability accrual. Taxes, licenses and fees also include National Western premium tax expenses of $4.7 million in 2022 compared to $7.4 million in 2021 which reflects the increased retaliatory tax burden on National Western imposed by a change in Colorado laws with respect to premium taxes in 2021. The State of Colorado, National Western's domiciliary state, enacted a premium tax on non-qualified annuities retroactive to January 1, 2021. While the impact upon premiums taxes in the State of Colorado was not significant, the Colorado law increased the Company's retaliatory premium tax burden with other states by $3.5 million in 2021.

Segment Operations

Summary of Segment Earnings

A summary of segment earnings from continuing operations for the years ended December 31, 2022, 2021, and 2020 is provided below.  The segment earnings exclude realized gains and losses on investments, net of taxes.

	Domestic Life Insurance	International Life Insurance	Annuities	ONL & Affiliates	All Others	Totals
	(In thousands)

Segment earnings (loss):
2022	$1,030	17,002	41,771	18,176	18,144	96,123
2021	2,548	51,420	81,868	14,550	18,485	168,871
2020	1,499	51,609	(9,308)	14,036	17,830	75,666

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below.

	Years Ended December 31,
	2022	2021	2020
	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$59,379	51,294	53,834
Net investment income	17,671	90,006	54,516
Other revenues	93	105	58

Total premiums and other revenues	77,143	141,405	108,408

Benefits and expenses:
Life and other policy benefits	25,090	24,416	18,471
Amortization of deferred transaction costs	18,968	9,580	17,661
Universal life insurance contract interest	758	77,246	44,782
Other operating expenses	31,046	26,959	25,730

Total benefits and expenses	75,862	138,201	106,644

Segment earnings before Federal income taxes	1,281	3,204	1,764

Provision for Federal income taxes	251	656	265

Segment earnings	$1,030	2,548	1,499

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

	Years Ended December 31,
	2022	2021	2020
	(In thousands)

Universal life insurance revenues	$68,548	58,637	60,664
Traditional life insurance premiums	4,429	4,620	4,349
Reinsurance premiums	(13,598)	(11,963)	(11,179)

Totals	$59,379	51,294	53,834

Universal life insurance revenues are predominantly earned based upon the amount of life insurance policies that are in force. National Western's pace of new policies issued has lagged the number of policies terminated from death or surrender causing a declining level of policies in force from which contract revenue is received. Consequently, the number of domestic life insurance policies in force has declined from 46,940 at December 31, 2020 to 46,060 at December 31, 2021 and to 44,560 at December 31, 2022. Policy lapse rates in 2022 were 5.90% compared with the 6.00% rate experienced in 2021 and 2020. While policy counts have declined, the face amount of life insurance in force has stabilized ranging from $3.5 billion at December 31, 2020 to $3.7 billion at December 31, 2021 and to $3.6 billion at December 31, 2022.

Universal life insurance revenues are also generated with the issuance of new business based upon amounts per application and percentages of the face amount (volume) of insurance issued. The number of domestic policies issued during 2022 decreased 38% from that in 2021 and the volume of insurance issued similarly decreased 38% from that in 2021.

Universal life insurance revenues also include surrender charge income realized on terminating policies and, in the case of domestic universal life, amortization into income of the premium load on single premium policies which is deferred. Amounts deferred are amortized into revenues over future periods corresponding with the duration of the policies. The net premium load amortization was $11.9 million, $4.3 million, and $11.4 million in 2022, 2021, and 2020, respectively. The net amortization amount in 2020 includes $5.9 million from the Company's annual unlocking of actuarial assumptions.

Premiums collected on universal life products are not reflected as revenues in the Company's Consolidated Statements of Earnings in accordance with GAAP.  Actual domestic universal life premiums collected are detailed below.

	Years Ended December 31,
	2022	2021	2020
	(In thousands)

Universal life insurance:
First year and single premiums	$126,423	203,329	194,520
Renewal premiums	16,369	16,870	17,905

Totals	$142,792	220,199	212,425

Domestic life insurance sales for some time have consisted substantially of single premium policies which do not have much in the way of recurring premium payments. These products utilize wealth transfer strategies involving the movement of accumulated wealth in alternative investment vehicles, including annuities, into life insurance products. As a result, renewal premium levels have not been exhibiting an increase.

Net investment income for this segment of business, excluding derivative gain/(loss), has been gradually increasing due to the new business activity described above (single premium policies) and a higher level of investments needed to support the corresponding growth in policy obligations, especially those for single premium policies. The increase in net investment income has been partially muted by lower investment yields from debt security investment purchases during this time frame. Net investment income also includes the gains and losses on index options purchased to back the index crediting mechanism on fixed-index universal life products. A detail of net investment income for domestic life insurance operations is provided below.

	Years Ended December 31,
	2022	2021	2020
	(In thousands)

Net investment income (excluding index option derivatives)	$55,888	51,733	47,380
Index option derivative gain (loss)	(38,217)	38,273	7,136

Net investment income	$17,671	90,006	54,516

Universal life insurance contract interest	$758	77,246	44,782

Life and policy benefits for a smaller block of business are subject to variation from period to period. Claim count activity during 2022 decreased 8% compared to 2021 while the average net claim amount increased to $42,000 from $37,700. In 2022, National Western's domestic life insurance segment incurred 73 COVID-19 claims with a net benefit amount (after reinsurance) of $3.4 million. In 2021, there were 129 COVID-19 claims reported with a net benefit amount of $4.5 million. In 2020, National Western's domestic life insurance segment incurred 70 COVID-19 claims with a net benefit amount of $2.4 million. The low face amount per domestic life claim relative to the current issued amounts of insurance per policy reflects the older block of domestic life insurance policies sold which were final expense type products (i.e. purchased to cover funeral costs). The overall mortality experience for this segment has been consistent with pricing assumptions.

Included in amortization of deferred transaction costs is DPAC amortization. As noted previously in the discussion of results from Consolidated Operations, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience with the adjustment reflected in current period amortization expense. To the extent required, unlocking adjustments may also be recorded to DPAC balances. The following table identifies the effects of unlocking adjustments on domestic life insurance DPAC balances recorded through amortization expense separate from recurring amortization expense components for 2022, 2021, and 2020.

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Amortization of DPAC:
Unlocking adjustments	$1,166	495	7,391
Other amortization components	17,802	9,085	10,270

Totals	$18,968	9,580	17,661

DPAC balances were unlocked for this segment in each of the years shown for mortality, lapse rates, and portfolio yield (interest spread) increasing amortization expense by $1.2 million, $0.5 million, and $7.4 million in 2022, 2021, and 2020, respectively.

In the Consolidated Operations discussion of amortization of deferred acquisition costs it was noted that interest earned on DPAC balances serves to offset (decrease) amortization expense and that the interest rate used is the crediting rate experience during the period. The increase in the core amortization expense in 2022 relative to 2021 and 2020 primarily reflects lower interest earned on universal life DPAC balances due to decreased realized gains from index options. Credited interest rates on universal life policies during 2022 averaged a little more than 3% compared to nearly 8% in 2021.

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

Contract interest also includes certain policy reserve balance changes which are also subject to unlocking adjustments in conjunction with DPAC. As part of the unlockings discussed above, the Company increased its domestic life insurance excess benefit reserve balance by $3.8 million, $0.5 million, and $1.4 million in 2022, 2021, and 2020, respectively (increasing contract interest expense).

Operating expenses are allocated to lines of business based upon a functional cost analysis of the business activity giving rise to incurred expenses. With the Company's decision in 2018 to cease accepting applications from foreign nationals outside the U.S. and the lower level of annuity sales, a higher proportion of operating expenses were allocated to the Domestic Life segment in 2022 as compared to 2021 and 2020 given its greater share of the overall operational resources.

International Life Insurance Operations

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below.

	Years Ended December 31,
	2022	2021	2020
	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$76,115	79,085	88,167
Net investment income	1,681	52,227	27,273
Other revenues	71	95	67

Total premiums and other revenue	77,867	131,407	115,507

Benefits and expenses:
Life and other policy benefits	20,777	26,481	14,084
Amortization of deferred transaction costs	19,643	(11,118)	24,929
Universal life insurance contract interest	(3,840)	31,696	(2,087)
Other operating expenses	20,146	19,679	17,829

Total benefits and expenses	56,726	66,738	54,755

Segment earnings before Federal income taxes	21,141	64,669	60,752

Provision for Federal income taxes	4,139	13,249	9,143

Segment earnings	$17,002	51,420	51,609

As with Domestic Life operations, revenues from the International Life insurance segment include both premiums on traditional type products and contract revenues from universal life insurance.  A comparative detail of premiums and contract revenues is provided below.

	Years Ended December 31,
	2022	2021	2020
	(In thousands)

Universal life insurance revenues	$75,158	77,225	85,185
Traditional life insurance premiums	7,395	8,314	9,272
Reinsurance premiums	(6,438)	(6,454)	(6,290)

Totals	$76,115	79,085	88,167

Universal life revenues and operating earnings are largely generated from the amount of life insurance in force. Over the past three years, the volume of insurance in force for this segment has contracted from $12.4 billion at December 31, 2020 to $11.3 billion at December 31, 2021 and to $10.3 billion at December 31, 2022. The decline in volume of in force reflects the decision in 2018 to cease accepting international policy applications from foreign nationals outside of the U.S. Consequently, the international life insurance block of business is a closed book that is expected to run off over a number of years. Partially offsetting the decline in the number of policies in force from which contract revenues are earned is an increase in cost of insurance charges on international universal life policies which was implemented toward the end of 2021.

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

Volume In Force Terminations	Amount in $’s	Annualized Termination Rate
	(In millions)

Year Ended December 31, 2022	$1,018.8	9.0%
Year Ended December 31, 2021	1,080.1	8.7%
Year Ended December 31, 2020	1,295.2	9.5%
Year Ended December 31, 2019	1,671.5	10.9%
Year Ended December 31, 2018	1,706.3	10.0%

As noted previously, premiums collected on universal life products are not reflected as revenues in the Company's Consolidated Statements of Earnings in accordance with GAAP.  Actual international universal life premiums collected are detailed below.

	Years Ended December 31,
	2022	2021	2020
	(In thousands)

Universal life insurance:
First year and single premiums	$—	—	—
Renewal premiums	45,075	50,518	55,383

Totals	$45,075	50,518	55,383

National Western’s most popular international products were its fixed-index universal life products in which the policyholder could elect to have the interest rate credited to their policy account values linked in part to the performance of an outside equity index. These products issued were not generally available in the local markets when sold. Included in the totals in the above table are collected premiums for fixed-index universal life products of approximately $25.7 million, $28.9 million, and $32.4 million for the years ended 2022, 2021, and 2020, respectively. The declining trend in renewal premiums during these periods corresponds with the decline in policies in force due to the elimination of new sales and the termination activity as discussed above.

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

	Years Ended December 31,
	2022	2021	2020
	(In thousands)

Net investment income (excluding index option derivatives)	$21,141	22,866	26,938
Index option derivative gain (loss)	(19,460)	29,361	335

Net investment income (loss)	$1,681	52,227	27,273

Universal life insurance contract interest	$(3,840)	31,696	(2,087)

The gain or loss on index options follows the movement of the reference indices with realized gains or losses being recognized on the anniversary of each index option based upon the reference indices level at the expiration date relative to the index level at the time the index option was purchased. Unrealized gains and losses are recorded for index options outstanding based upon their fair values, largely determined by the reference indices level, at the balance sheet reporting date as compared to the original purchase cost of each respective option.

Life and policy benefits primarily consist of death claims on policies. National Western’s clientele for international products are generally wealthy individuals with access to U.S. dollars and quality medical care. Consequently, the amounts of coverage purchased historically tended to be larger amounts. Life and policy benefit expense for the international life segment reflects the larger policies historically purchased, however mortality due to natural causes is comparable to that in the United States. The Company's maximum risk exposure per insured life is capped at $500,000 through reinsurance. The average international life net claim amount (after reinsurance) in 2022 increased to $261,400 from $202,900 while the number of claims incurred decreased 34% from the amount incurred in 2021. Included in International Life death claims for 2022 were 16 with a cause of death identified as COVID-19 which totaled to a net claim amount of $2.4 million. In 2021 there were 72 reported COVID-19 death claims which aggregated to $19.0 million in net claims. Included in International Life death claims for 2020 were 18 with a cause of death identified as COVID-19 which aggregated to $2.7 million in net claims.

Included in amortization of deferred transaction costs is DPAC amortization. The Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels, and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking adjustments on international life insurance DPAC balances recorded through amortization expense separate from recurring amortization expense components for 2022, 2021, and 2020.

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Amortization of DPAC:
Unlocking adjustments	$(763)	(33,800)	(20)
Other amortization components	20,406	22,682	24,949

Totals	$19,643	(11,118)	24,929

In 2022, the Company unlocked DPAC balances associated with its International Life segment for assumptions pertaining to lapse rates, mortality, and investment yields.

In 2021, the Company unlocked DPAC for lapse rates, mortality, investment portfolio yields and cost of insurance ("COI") charge increases. The effect of the prospective unlocking, particularly for the COI charge increases, was to decrease amortization expense by $33.8 million due to DPAC amortization being pushed out into future years to match the higher revenues from the prospective COI charge increases.

In 2020, the Company unlocked DPAC balances for lapse rates, mortality, and investment spread. While this unlocking had a relatively small impact on the International Life segment DPAC balance, a substantially larger effect was recorded in benefit reserves the change of which is reflected in contract interest expense as discussed below.

Contract interest expense includes the fluctuations that are the result of the effect upon the embedded derivative for the performance of the underlying equity indices associated with fixed-indexed universal life products. For liability purposes, the embedded option in the Company's policyholder obligations for this feature is bifurcated and reserved for separately. Accordingly, the impact for the embedded derivative component in the equity-index universal life product is reflected in contract interest expense for approximately the same amounts as the purchased call options are reported in net investment income for each respective period. Amounts realized on purchase call options generally approximate the amounts credited to policyholders.

As part of the mortality unlocking analysis done in 2021, the Company decreased its excess death benefit reserves by $14.1 million for favorable experience. The reduction in reserve was reported as an offset to contract interest expense. In 2020, the Company's excess benefit reserve was also unlocked resulting in a decrease in the amount of $22.8 million which served to decrease contract interest expense by a like amount. In 2022, the excess death benefit was also unlocked with negligible effect on the reserve and contract interest expense.

Annuity Operations

A comparative analysis of results of operations for the Company's annuity segment is detailed below.

	Years Ended December 31,
	2022	2021	2020
	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$15,353	16,809	17,025
Net investment income	229,324	368,234	290,576
Other revenues	6,777	5,374	43

Total premiums and other revenues	251,454	390,417	307,644

Benefits and expenses:
Life and other policy benefits	48,029	67,515	31,043
Amortization of deferred transaction costs	73,926	61,881	87,133
Annuity contract interest	18,760	104,242	163,555
Other operating expenses	58,799	53,817	36,870

Total benefits and expenses	199,514	287,455	318,601

Segment earnings (loss) before Federal income taxes	51,940	102,962	(10,957)

Provision (benefit) for Federal income taxes	10,169	21,094	(1,649)

Segment earnings (loss)	$41,771	81,868	(9,308)

Premiums and contract charges primarily consist of surrender charge income recognized on terminated policies. The amount of the surrender charge income recognized is determined by the volume of surrendered contracts as well as the duration of each contract at the time of surrender given the pattern of declining surrender charge rates over time that is common to most annuity contracts. The Company's lapse rate for annuity contracts during 2022 was 8.2%, a decrease from a rate of 8.6% in 2021 and consistent with the 8.1% rate experienced in 2020. These lapse rates are elevated compared to historical averages which ranged between 6% and 7%. The COVID-19 pandemic crisis along with subsequent increases in inflation levels have prompted consumers to fortify their liquidity positions. This has manifested by consumers accessing funds available from their policies through increased withdrawal and surrender activity. In addition, annuity contracts with fixed interest rates are more prone to terminate as contracts approach the end of their surrender charge period and in periods of rising interest rates.

Deposits collected on annuity contracts are not reflected as revenues in the Company's Consolidated Statements of Earnings in accordance with GAAP.  Actual annuity deposits collected are detailed below.

	Years Ended December 31,
	2022	2021	2020
	(In thousands)

Fixed-index annuities	$216,784	425,734	330,899
Other deferred annuities	1,575	3,727	7,355
Immediate annuities	7,677	32,488	20,627

Totals	$226,036	461,949	358,881

Fixed-index products are more attractive for consumers when interest rate levels remain low and equity markets produce positive returns. Since National Western does not offer variable products or mutual funds, fixed-index products provide an important alternative to the Company's existing fixed interest rate annuity products. Fixed-index annuity deposits as a percentage of total annuity deposits were 96%, 92%, and 92% for the years ended December 31, 2022, 2021, and 2020, respectively. The percentage of fixed-index products to total annuity sales reflects the low interest rate environment and the overall positive performance in the equities market.

Some of the Company's deferred products, including fixed-index annuity products, contain a first year interest bonus, in addition to the base first year interest rate, which is credited to the account balance when premiums are applied. These sales inducements are deferred in conjunction with other capitalized policy acquisition costs. The amounts currently deferred to be amortized over future periods amounted to approximately $4.0 million, $18.1 million, and $10.3 million for the years ended December 31, 2022, 2021, and 2020, respectively. Amortization of deferred sales inducements is included as a component of annuity contract interest as described later in this discussion of Annuity Operations.

A detail of net investment income for annuity operations is provided below.

	Years Ended December 31,
	2022	2021	2020
	(In thousands)

Net investment income (excluding derivatives and trading securities)	$223,218	219,094	283,293
Index option derivative gain (loss)	(29,189)	53,084	7,283
Embedded derivative liability decrease	250,230	84,725	—
Trading securities market adjustment	(214,935)	11,331	—

Net investment income	$229,324	368,234	290,576

As noted in the Consolidated Operations discussion, the Company ceded net investment income of $67.2 million and $55.1 million to the reinsurers under the funds withheld reinsurance agreements in 2022 and 2021, respectively. This amount consisted entirely of net investment income from investments supporting the annuities ceded under the agreements.

As seen in the above table, net investment income also includes the derivative gains and losses on index options purchased to back the index crediting mechanism on fixed-index products. The derivative gain or loss on index options follows the movement of the reference indices with realized gains and losses being recognized on the anniversary of each index option based upon the reference indices at the expiration date relative to the index level at the time the index option was purchased. Unrealized gains and losses are recorded for index options outstanding based upon their fair value, largely determined by the reference indices level, at the balance sheet reporting date as compared to the original purchase cost of each respective option.

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

The funds withheld reinsurance agreement with Prosperity executed December 31, 2020 introduced embedded derivative accounting with respect to the annuity policyholder obligations reinsured. The second funds withheld reinsurance agreement executed with Aspida during 2022 follows the same embedded derivative accounting. During the year ended December 31, 2022, the embedded derivative liability, which is linked with the fair value amounts of the associated funds withheld investments, declined $250.2 million. The decline in the embedded derivative liability is reported as a component of net investment income. The funds withheld assets classified as trading securities incurred a fair value adjustment of ($214.9) million during 2022 which is similarly recorded in net investment income. Consequently, the net of these two amounts, or $35.3 million, increased net investment income. During the year ended December 31, 2021, the embedded derivative liability decreased $84.7 million which was recorded as a component of investment income. Debt securities supporting the funds withheld policyholder obligations classified as trading securities incurred an $11.3 million market value increase in the year ended December 31, 2021 which was also recorded as a component of net investment income. The total of these two amounts, or $96.0 million, increased 2021 net investment income for the Annuity segment.

Other revenues in the years ended December 31, 2022 and 2021, include maintenance expense allowances, ceding commissions and certain policy acquisition allowances under the terms of the funds withheld reinsurance contracts. Amounts earned and included as Other revenues were $5.2 million and $5.3 million in 2022 and 2021, respectively.

Life and other policy benefits for the Annuity segment include the effects of the annual prospective unlocking exercise performed by the Company. In 2022, the Company unlocked updating surrender and annuitization assumptions the effect of which was to increase excess annuitization, excess death benefit and guaranteed minimum withdrawal benefit ("GMWB") reserves by $5.4 million, net of amounts ceded to reinsurers under the funds withheld reinsurance agreements, which increased Life and other policy benefits.

In 2021, the Company unlocked updating assumptions for the ultimate election rates associated with GMWB riders on its annuity contracts, GMWB utilization rates in certain durations, and portfolio yield rates supporting this business. The effect of the prospective unlocking was to increase the GMWB reserve by $27.4 million which increased Life and other policy benefits.

Life and other policy benefits for the Annuity segment in 2020 also included the Company unlocking and updating assumptions for the ultimate election rates associated with GMWB riders on its annuity contracts. The effect of the prospective unlocking was to reduce the GMWB reserve by $8.5 million which reduced Life and other policy benefits. The Company also unlocked for the mortality assumption associated with its payout annuity business. The effect of the prospective unlocking was to accelerate the deferred profit liability for this business by $3.3 million which also reduced Life and other policy benefits. Combined, the two unlockings decreased Life and other policy benefits by $11.8 million in 2020.

Included in amortization of deferred transaction costs is DPAC amortization. Consistent with the domestic and international life segments, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking adjustments on annuity DPAC balances recorded through amortization expense separate from recurring amortization expense components for 2022, 2021, and 2020.

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Amortization of deferred transaction costs:
Unlocking adjustments	$156	(3,205)	14,987
DPAC amortization expense	62,413	51,932	72,146
Cost of reinsurance amortization expense	11,357	13,154	—

Totals	$73,926	61,881	87,133

In 2022 and 2021, the Company unlocked Annuity segment DPAC balances for assumptions pertaining to lapse rates, annuitization rates, portfolio investment yield rates supporting the block of business, and expenses. The effect of the prospective unlocking was to increase/(decrease) DPAC balances by $(0.2) million and $3.2 million, respectively. Increases in DPAC balances decrease amortization expense while decreases in DPAC balances increase current amortization expense.

In 2020, the Company unlocked Annuity segment DPAC balances for assumptions pertaining to lapse rates, annuitization rates, and portfolio investment yield rates supporting the block of business which increased amortization expense approximately $15.0 million.

Core DPAC amortization is reduced by two different factors. First, DPAC amortization that pertains to annuity policies covered by the funds withheld reinsurance treaties is ceded to the reinsurers. In the years ended December 31, 2022 and 2021, core DPAC amortization was reduced by $4.4 million and $6.2 million, respectively, for ceded DPAC amortization. Second, core DPAC amortization is reduced by interest earned on DPAC balances based upon rates credited to the policies. In the years ended December 31, 2022, 2021, and 2020, Annuity DPAC amortization expense was reduced by $2.4 million, $8.9 million, and $4.4 million for DPAC interest earned.

Amortization of deferred transaction costs includes amortization of the cost of reinsurance amount recorded at December 31, 2020 associated with the funds withheld reinsurance agreement with Prosperity. At December 31, 2020, the Company recorded as an asset on the Consolidated Balance Sheet a deferred Cost of Reinsurance ("COR") amount of $102.8 million associated with the funds withheld reinsurance transaction. This represents the amount of assets transferred at the closing date of the funds withheld agreement (debt securities, policy loans, and cash) in excess of the GAAP liability ceded plus a $48 million ceding commission paid to the reinsurer. The COR balance is amortized commensurate with the runoff of the ceded block of funds withheld business. In the years ended December 31, 2022 and 2021, COR amortization expense of $11.4 million and $13.2 million, respectively, is included in Amortization of deferred transaction costs.

Annuity contract interest includes the equity component return associated with the call options purchased to hedge National Western's fixed-index annuities. The detail of fixed-index annuity contract interest as compared to contract interest for all other annuities is as follows:

	Years Ended December 31,
	2022	2021	2020
	(In thousands)

Fixed-indexed annuities	$6,148	108,878	65,785
All other annuities	2,620	(281)	85,307

Gross contract interest	8,768	108,597	151,092
Bonus interest deferred and capitalized	(4,040)	(18,117)	(10,344)
Bonus interest amortization	14,032	13,762	22,807

Total contract interest	$18,760	104,242	163,555

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

Under at-the-money option hedging, collection of asset management fees on positive returns of expiring options is subtracted from contract interest credited to policyholders. This offset serves to lessen the increase in contract interest expense relative to the option gains reported in the Company's net investment income. Asset management fees collected during 2022, 2021, and 2020 were $0.0 million, $5.8 million, and $30.7 million, respectively. As previously noted, the Company changed its option hedging methodology during 2020 to an "out-of-the-money" approach. During 2021, all outstanding options had been converted to this methodology which no longer hedges for the collection of asset management fees. Consequently, asset management fees collected during 2021 exhibited a decline and were eliminated entirely during 2022.

As previously noted, accounting rules required that the embedded derivative liability include a projection of asset management fees estimated to be collected in the succeeding fiscal year under the Company's previous practice of purchasing options at-the-money. This projection for the embedded derivative liability was based upon the recent performance of the reference equity index. Increases in projected asset management fees to be collected reduced contract interest expense while decreases in projected asset management fees to be collected increased contract interest. During the years ended December 31, 2022, 2021, and 2020, contract interest was increased by $0.0 million, $6.5 million, and $34.4 million, respectively, for this occurrence. With the Company changing to an out-of-the-money approach projections of collected asset management fees are no longer applicable.
Annuity contract interest includes true-up adjustments for the deferred sales inducement balance which are done each period similar to that done with respect to DPAC balances with the adjustment reflected in current period contract interest expense. To the extent required, the Company may also record unlocking adjustments to deferred sales inducement balances in conjunction with DPAC balance unlockings. In conjunction with the previously discussed unlocking adjustments, the Company unlocked its deferred sales inducement balance during the years ended December 31, 2022, 2021, and 2020 the effect of which was to increase/(decrease) bonus interest amortization by $(0.1) million, $(1.0) million, and $4.4 million, respectively.

ONL & Affiliates

Ozark National and NIS have been combined into a separate segment "ONL & Affiliates" given their inter-related marketing and sales approach which consists of a coordinated sale of a non-participating whole life insurance product (Ozark National) and a mutual fund investment product (NIS). An analysis of results of operations for Ozark National and its affiliates is detailed below.

	2022	2021	2020

	(In thousands)

Premiums and contract revenues:
Premiums and contract charges	$76,033	77,109	78,921
Net investment income	29,198	26,989	26,383
Other revenues	11,539	12,654	10,118

Total revenues	116,770	116,752	115,422

Benefits and expenses:
Life and other policy benefits	65,574	69,165	67,739
Amortization of deferred transaction costs	8,861	9,118	10,780
Other operating expenses	19,579	20,244	18,454

Total benefits and expenses	94,014	98,527	96,973

Segment earnings before Federal income taxes	22,756	18,225	18,449
Provision for Federal income taxes	4,580	3,675	4,413

Segment earnings	$18,176	14,550	14,036

Revenues from acquired businesses principally include life insurance premiums on traditional type products. Unlike universal life, revenues from traditional products are simply life premiums recognized as income over the premium-paying period of the related policies. The detail of premiums is provided below.

	2022	2021	2020
	(In thousands)

Traditional life insurance premiums	$78,411	79,450	81,222
Other insurance premiums and considerations	379	423	434
Reinsurance premiums	(2,757)	(2,764)	(2,735)

Totals	$76,033	77,109	78,921

Ozark National's traditional life block of business at December 31, 2022 included 171,915 policies in force representing $5.7 billion of life insurance coverage. The repetitive pay nature of Ozark National's business promotes a higher level of persistency with an annualized lapse rate of 4.0% for the year ended December 31, 2022 consistent with the 4.0% rate experienced in 2021.  Traditional life premiums by first year and renewal are detailed below.

	2022	2021	2020
	(In thousands)

Traditional life insurance premiums:
First year premiums	$3,922	3,419	3,943
Renewal premiums	74,489	76,031	77,279

Totals	$78,411	79,450	81,222

Other revenues consists primarily of brokerage revenue of NIS. Brokerage revenues of $11.4 million for 2022, $12.5 million for 2021, and $9.9 million for 2020 had associated brokerage expenses of $5.6 million, $6.1 million, and $5.1 million, respectively, which are included in Other operating expenses.

The average face value of Ozark National's policies in force at December 31, 2022 was approximately $33,300. Consequently, life and policy benefits for smaller face amounts are subject to variation from quarter to quarter. Incurred death claims in 2022 were $35.9 million representing an average net claim of $15,100. Incurred death claims in 2021 were $39.6 million representing an average net claim of $15,400. 2020 incurred death claims were $37.0 million representing an average net claim of $14,800. Included in 2022 death claims were 126 reported claims with a cause of death identified as COVID-19 which aggregated to $2.9 million in net claims. Included in 2021 death claims were 306 claims with a reported cause of death identified as COVID-19 which aggregated to $6.9 million in net claims. Ozark National's maximum retention on any single insured life is $200,000 with limited exceptions related to the conversion of child protection and guaranteed insurability riders. The balance of life and policy benefits during 2022, 2021, and 2020 consists of increases in insurance reserves and payments of other policy benefits.

Amortization of deferred transaction costs for this segment includes amortization of DPAC and the value of business acquired. As part of the purchase accounting required with the acquisition of Ozark National, the Company recorded an intangible asset of $180.9 million referred to as the value of business acquired ("VOBA"). VOBA represents the difference between the acquired assets and liabilities of Ozark National measured in accordance with the Company's accounting policies and the fair value of these same assets and liabilities. The VOBA balance sheet amount is amortized following a methodology similar to that used for amortizing deferred policy acquisition costs.

Ozark National defers policy acquisition costs and amortizes these deferrals similar to the methodology employed by National Western. The following table identifies the amortization expense of Ozark National's DPAC and VOBA for the years shown.

	2022	2021	2020
	(In thousands)
Amortization of deferred transaction costs:
Unlocking	$—	—	—
VOBA amortization expense	8,005	8,468	10,228
DPAC amortization expense	856	650	552

Totals	$8,861	9,118	10,780

Other Operations

The Company's primary business encompasses its domestic and international life insurance operations, its annuity operations, and ONL & Affiliates. However, the Company also has real estate and other investment operations through its wholly owned subsidiaries.

Pre-tax operating amounts include the results of BP III, the entity owning and operating the Company's home office facility in Austin, Texas. BP III incurred pre-tax gains/(losses) of $2.0 million, $(0.8) million, and $(0.9) million in 2022, 2021, and 2020, respectively. The gain in 2022 includes the collection of $3.8 million for an early termination of a tenant lease. National Western maintains its home office in the facility leasing approximately 38% of the space available. Lease and operating expense payments made by National Western to BP III have been eliminated in consolidation.

The remaining pre-tax earnings in Other Operations of $20.6 million, $24.2 million, and $22.6 million for the years ended December 31, 2022, 2021, and 2020, respectively, includes investment income from real estate, municipal bonds, and common and preferred equities held in subsidiary company portfolios principally for tax-advantage purposes. Included in these amounts are semi-annual distributions from a life interest in the Libbie Shearn Moody Trust which is held in NWLSM, Inc. Pretax distributions from this trust were $6.0 million, $5.7 million, and $5.3 million in 2022, 2021, and 2020, respectively. In addition, the Company holds a modest portfolio of equity securities, primarily in NWL Financial, Inc., whose fair value changes are recorded in net investment income. For the years ended December 31, 2022, 2021, and 2020, the market value changes for these securities were $(4.1) million, $6.0 million, and $(0.1) million, respectively.

Pre-tax earnings in 2020 also includes other revenue of $4.1 million pertaining to the release of a contingent purchase price liability associated with the Ozark National acquisition which the buyer and seller mutually agreed had been satisfied.

INVESTMENTS

General

The Company's investment philosophy emphasizes the careful handling of policyowners' and stockholders' funds to achieve security of principal, to obtain the maximum possible yield while maintaining security of principal, and to maintain liquidity in a measure consistent with current and long-term requirements of the Company.

The Company's overall investment philosophy is reflected in the allocation of its investments, which is detailed below as of December 31, 2022 and 2021.  The Company has historically emphasized investment grade debt securities.

	December 31, 2022		December 31, 2021
	Carrying Value	%	Carrying Value	%
	(In thousands, except percentages)

Debt securities available-for-sale	$7,611,633	79.7	$9,068,946	82.7
Debt securities trading	1,065,993	11.1	1,077,438	9.8
Mortgage loans	505,730	5.3	487,304	4.4
Policy loans	70,495	0.7	71,286	0.6
Derivatives, index options	23,669	0.2	101,622	0.9
Real estate	27,712	0.3	28,606	0.3
Equity securities	22,076	0.2	28,217	0.3
Other long-term invested assets	234,394	2.5	109,064	1.0
Short-term investments	3,937	—	—	—

Totals	$9,565,639	100.0	$10,972,483	100.0

Invested assets at December 31, 2022 include Ozark National amounts as follows: Debt securities of $674.8 million; Policy loans of $22.2 million. These amounts as of December 31, 2021 consisted of: Debt securities of $823.0 million; Policy loans of $23.3 million.

The Company’s investment portfolio decreased 13% to $9.6 billion at December 31, 2022 compared to $11.0 billion at December 31, 2021 primarily reflecting unrealized losses for investments recorded at their fair market values.

An outcome of the funds withheld coinsurance agreement executed with Prosperity effective December 31, 2020, was that the Company was required to reclassify its debt securities portfolio to the available-for-sale portfolio category for financial statement purposes, including the debt securities transferred to Prosperity for the funds withheld account. During 2021, Prosperity actively engaged in selling debt securities in the funds withheld account and purchasing other debt securities. These replacement debt securities remain as invested assets on the Company's financial statements but have been classified as trading debt securities. The designation as trading debt securities allows the market value fluctuation of these securities to be recorded directly in the Consolidated Statements of Earnings offsetting the embedded derivative liability change due to market value fluctuations which is also recorded directly in the Consolidated Statements of Earnings. The funds withheld coinsurance agreement with Aspida executed in 2022 involved only a transfer of cash for the funds withheld account. Debt securities subsequently purchased by Aspida have also been classified as trading debt securities for the same reason mentioned above.

Derivatives are call options purchased to hedge the interest crediting mechanism associated with the Company's fixed-index universal life and annuity policies. These options are reported on the Consolidated Balance Sheets at fair value in accordance with GAAP. The options held at December 31, 2022 maintained a $(30.7) million unrealized loss position in comparison to an unrealized gain position at December 31, 2021 of $54.4 million on outstanding options. The purchase cost of options outstanding at December 31, 2022 was $54.4 million and at December 31, 2021 was $47.2 million.

The Other long-term invested assets category primarily consists of investments in alternative investment opportunities which have the potential for higher yields than that available with other investment securities. The typical structure involves a fund under the management of an investment management firm with direct lending expertise in a particular market niche which seeks to construct portfolios comprised of senior secured debt. The Company participates through capital funding commitments approved by its Board of Directors based upon the recommendation of the Company's senior investment management team. The funds have targeted dollar sizes and targeted internal rates of return. The Company strategically targeted increasing the portion of its investment portfolio allocated to mortgage loans and alternative investments in the past two years.

Debt Securities

The Company maintains a diversified debt securities portfolio which consists mostly of corporate, mortgage-backed, and public utility fixed income securities. Investments in mortgage-backed securities primarily include U.S. government agency pass-through securities and collateralized mortgage obligations ("CMO"). The Company's investment guidelines prescribe limitations by type of security as a percent of the total investment portfolio and all holdings were within these threshold limits.  As of December 31, 2022 and 2021, the Company's debt securities portfolio classified as available-for-sale consisted of the following:

	December 31, 2022		December 31, 2021
	Carrying Value	%	Carrying Value	%
	(In thousands, except percentages)

Corporate	$5,631,572	74.0	$6,700,953	73.8
Residential mortgage-backed	321,032	4.2	549,623	6.1
Public utilities	615,137	8.1	784,969	8.7
State and political subdivisions	411,499	5.4	505,960	5.6
U.S. agencies	20,626	0.3	44,543	0.5
Asset-backed securities	542,866	7.1	390,260	4.3
Commercial mortgage-backed	20,285	0.3	27,757	0.3
Foreign governments	45,887	0.6	62,391	0.7
U.S. Treasury	2,729	—	2,490	—

Totals	$7,611,633	100.0	$9,068,946	100.0

A substantial portion of the Company’s investable cash flows are directed toward the purchase of long-term debt securities. The Company’s investment policy calls for investing in debt securities that are investment grade, meet quality and yield objectives, and provide adequate liquidity for obligations to policyholders.  Particular attention is paid to avoiding concentration in any one industry classification or in large singular credit exposures. Debt securities with intermediate maturities are typically targeted by the Company as they more closely match the intermediate nature of the Company’s policy liabilities and provide an appropriate strategy for managing cash flows. The Company holds minimal levels of U.S. Treasury securities due to their low yields and deposits most of these holdings with various state insurance departments in order to meet security deposit on hand requirements in these jurisdictions. At December 31, 2022, the Company has no investments in debt securities in businesses based in Russia or Ukraine and has minimal, if any, holdings in debt securities with exposure to these areas.

Long-term debt securities purchased to fund National Western insurance company operations are summarized below.

	Years Ended December 31,
	2022	2021
	(Dollars in thousands)

Cost of acquisitions	$697,489	$1,104,009
Average S&P quality	A-	A-
Effective annual yield	4.21%	3.02%
Spread to treasuries	1.76%	1.31%
Effective duration	8.0 years	10.5 years

Prior to 2022, the Company had been purchasing a higher proportion of longer maturity debt securities to match the increased duration of its growing life insurance policy liabilities. With the inversion of the yield curve in 2022, longer duration debt securities did not provide sufficient incremental yield and value to warrant extending maturities on new purchases.

The Company deemphasized mortgage-backed securities for a number of years given the low interest rate environment in effect at the time, as well as the lack of incremental yield relative to other classes of debt securities. Rating agencies generally view mortgage-backed securities as introducing additional risk for insurers holding interest sensitive liabilities given the potential for asset/liability disintermediation. Consequently, the Company holds predominantly agency mortgage-backed securities. Because mortgage-backed securities are subject to prepayment and extension risk, the Company has substantially reduced these risks by investing in collateralized mortgage obligations ("CMO"), which have more predictable cash flow patterns than pass-through securities.  These securities, known as planned amortization class I ("PAC I"), very accurately defined maturity ("VADM"), and sequential tranches, are designed to amortize in a more predictable manner than other CMO classes or pass-throughs. The Company does not purchase tranches, such as PAC II and support tranches, that subject the portfolio to greater than average prepayment risk.  Using this strategy, the Company can more effectively manage and reduce prepayment and extension risks, thereby helping to maintain an appropriate matching of the Company's assets and liabilities.

In addition to diversification, an important aspect of the Company's investment approach is managing the credit quality of its investment in debt securities.  Thorough credit analysis is performed on potential corporate investments including examination of a company's credit and industry outlook, financial ratios and trends, and event risks.  This emphasis is reflected in the high average credit rating of the Company's debt securities portfolio with 98.5%, as of December 31, 2022, held in investment grade securities.

In the table below, investments in debt securities available-for-sale are classified according to credit ratings by nationally recognized statistical rating organizations.

	December 31, 2022		December 31, 2021
	Carrying Value	%	Carrying Value	%
	(In thousands, except percentages)

AAA	$152,934	2.0	$126,954	1.4
AA	1,047,929	13.8	2,474,572	27.3
A	2,625,189	34.5	1,861,686	20.5
BBB	3,673,096	48.2	4,452,694	49.1
BB and other below investment grade	112,485	1.5	153,040	1.7

Totals	$7,611,633	100.0	$9,068,946	100.0

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

	Available-for-Sale Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	% of Invested Assets
	(In thousands except percentages)

December 31, 2022	$121,676	112,485	112,485	1.2%

December 31, 2021	$150,447	153,040	153,040	1.4%

The Company's percentage of below investment grade securities to total invested assets at December 31, 2022 compared to year-end 2021 primarily decreased due to sales, maturities and calls of below investment grade securities during 2022. The Company's holdings of below investment grade securities as a percentage of total invested assets remain low compared to industry averages.

Holdings in available-for-sale below investment grade securities by category as of December 31, 2022 are summarized below, including their comparable fair value as of December 31, 2021 for those debt securities rated below investment grade at December 31, 2022. The Company continually monitors developments in these industries for issues that may affect security valuation.

	Available-for-Sale Below Investment Grade Debt Securities
Industry Category	Amortized Cost 2022	Carrying Value 2022	Fair Value 2022	Fair Value 2021
	(In thousands)

Asset-backed securities	$111	106	106	113
Oil & gas	81,444	74,950	74,950	83,729
Manufacturing	11,995	10,585	10,585	11,430
Other	28,126	26,844	26,844	17,428

Total before allowance for credit losses	121,676	112,485	112,485	112,700

Allowance for credit losses	—	—	—	—

Totals	$121,676	112,485	112,485	112,700

The Company closely monitors its below investment grade holdings by reviewing investment performance indicators, including information such as issuer operating performance, debt ratings, analyst reports and other economic factors that may affect these specific investments. While additional losses are not currently anticipated, based on the existing status and condition of these securities, credit deterioration of some securities or the markets in general is possible, which may result in future allowances or write-downs. The Company has no direct holdings of debt securities with operations in Russia, Ukraine or Belarus, nor does it hold any investments with significant exposures to these regions.

Accounting standards require a current expected credit loss allowance on financial instruments (CECL). Under this standard, credit loss allowances for available-for-sale debt securities are recorded when unrealized losses and missed payments indicate a credit loss has occurred and a full recovery of the investment principal is not expected. Credit loss allowances are recorded through net investment income in the Consolidated Statements of Earnings. No credit loss allowances for available-for-sale debt securities were recorded in the years ended December 31, 2022, 2021, and 2020.

The Company is required to classify its investments in debt securities into one of three categories: (a) trading securities; (b) securities available-for-sale; or (c) securities held-to-maturity. Although the Company's investment philosophy calls for purchases of securities with the intent to hold to maturity, the introduction of funds withheld coinsurance arrangements precludes the Company from utilizing the held-to-maturity category when classifying its debt securities. Consequently, the Company has designated its debt securities holdings as available-for-sale. Holdings in the available-for-sale category provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs. Available-for-sale debt securities are reported at their fair market values with any change reported through Accumulated Other Comprehensive Income (Loss) in the Stockholders' Equity section of the Consolidated Balance Sheet.

Debt securities classified as trading securities represent debt security investments made by the reinsurers in the funds withheld asset accounts in accordance with their respective reinsurance agreements. The designation as trading debt securities allows the market value fluctuation of these securities to be recorded directly in the Consolidated Statements of Earnings. This results in offsetting the embedded derivative liability change due to market value fluctuations which is also recorded directly in the Consolidated Statements of Earnings.

Debt securities available-for-sale and debt securities trading are summarized as follows at December 31, 2022.

	December 31, 2022
	Fair Value	Amortized Cost	Allowance For Credit Loss	Net Unrealized Gains (Losses)
	(In thousands)

Debt securities available-for-sale	$7,611,633	8,438,761	—	(827,128)
Debt securities trading	1,065,993	1,269,597	—	(203,604)

Totals	$8,677,626	9,708,358	—	(1,030,732)

The Company's trading debt securities portfolio consisted of the following classes of securities:

	December 31, 2022		December 31, 2021
	Carrying Value	%	Carrying Value	%
	(In thousands, except percentages)

Corporate	$450,135	42.3	$423,778	39.4
Residential mortgage-backed	16,857	1.6	44,772	4.2
Public utilities	26,030	2.4	36,973	3.4
State and political subdivisions	12,126	1.1	17,487	1.6
Asset-backed securities	313,588	29.4	313,855	29.1
Commercial mortgage-backed	221,096	20.7	240,573	22.3
Collateralized loan obligation	26,161	2.5	—	—

Totals	$1,065,993	100.0	$1,077,438	100.0

In the table below, investments in trading debt securities are classified according to credit ratings by nationally recognized statistical rating organizations.

	December 31, 2022		December 31, 2021
	Carrying Value	%	Carrying Value	%
	(In thousands, except percentages)

AAA	$13,645	1.3	$6,473	0.6
AA	54,650	5.1	251,507	23.3
A	365,770	34.3	207,637	19.3
BBB	577,424	54.2	573,139	53.2
BB and other below investment grade	54,504	5.1	38,682	3.6

Totals	$1,065,993	100.0	$1,077,438	100.0

The investments in the trading debt securities below investment grade are summarized below.

	Below Investment Grade Trading Debt Securities
	Amortized Cost	Carrying Value	Fair Value	% of Invested Assets

	(In thousands, except percentages)

December 31, 2022	$62,232	54,504	54,504	0.6%
December 31, 2021	39,470	38,682	38,682	0.4%
Mortgage Loans and Real Estate

The Company originates loans on high quality, income-producing properties such as shopping centers, freestanding retail stores, office buildings, industrial and sales or service facilities, selected apartment buildings, hotels, and health care facilities. The locations of these properties are typically in major metropolitan areas that offer a potential for property value appreciation. Credit and default risk is minimized through strict underwriting guidelines and diversification of underlying property types and geographic locations. In addition to being secured by the property, mortgage loans with leases on the underlying property are often secured by the lease payments. This approach has proved over time to result in quality mortgage loans with few defaults. Mortgage loan interest income is recognized on an accrual basis with any premium or discount amortized over the life of the loan.  Prepayment and late fees are recorded on the date of collection.

The Company targets a minimum specified yield on mortgage loan investments determined by reference to currently available debt security instrument yields, plus a desired amount of incremental basis points. A low interest rate environment, along with a competitive marketplace, had resulted in fewer loan opportunities being available that met the Company's required rate of return. Mortgage loan originations were further impeded by the COVID-19 pandemic and its effects upon the commercial real estate market. As stabilization returned to the commercial real estate market, the Company directed resources and effort towards expanding its mortgage loan investment portfolio. The rapid rise in interest rate levels during 2022 caused potential mortgage loan opportunities to fall outside the Company's underwriting criteria resulting in a lower level of originations. Mortgage loans originated by the Company totaled $47.4 million and $183.6 million for the years 2022 and 2021, respectively. Principal repayments on mortgage loans in 2022 and 2021 were $26.8 million and $28.8 million, respectively.

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

Included in the mortgage loan investment balance at December 31, 2022 and 2021, were mortgage loan investments made by Prosperity under the funds withheld reinsurance agreement totaling $19.3 million and $8.5 million, respectively. Similar to trading debt securities, these loans are reported at fair market values in order to allow the market value fluctuation to be recorded directly in the Consolidated Statements of Earnings and to offset the embedded derivative liability change due to market value fluctuations.

The Company held net investments in mortgage loans, after allowances for possible losses, totaling $505.7 million and $487.3 million at December 31, 2022 and 2021, respectively. The diversification of the portfolio by geographic region, property type, and loan-to-value ratio was as follows:

	December 31, 2022		December 31, 2021
	Amount	%	Amount	%
	(In thousands, except percentages)

Mortgage Loans by Geographic Region:
West South Central	$220,357	43.2	$237,644	48.5
East North Central	60,520	11.9	61,397	12.6
South Atlantic	104,334	20.4	81,847	16.7
East South Central	18,753	3.7	20,069	4.1
West North Central	11,942	2.3	12,213	2.5
Pacific	11,924	2.3	13,800	2.8
Middle Atlantic	40,742	8.0	36,296	7.4
Mountain	42,023	8.2	26,613	5.4
Gross balance	510,595	100.0	489,879	100.0

Market value adjustment	(1,290)	(0.3)	412	0.1
Allowance for credit losses	(3,575)	(0.7)	(2,987)	(0.6)

Totals	$505,730	99.0	$487,304	99.5

	December 31, 2022		December 31, 2021
	Amount	%	Amount	%
	(In thousands, except percentages)

Mortgage Loans by Property Type:
Retail	$169,618	33.2	$164,895	33.7
Office	140,092	27.4	142,824	29.2
Hotel	23,431	4.6	23,748	4.8
Storage Facility	79,853	15.7	73,401	15.0
Industrial	35,896	7.0	34,212	7.0
Land/Lots	4,605	0.9	4,597	0.9
Apartments	38,377	7.5	38,920	7.9
Residential	14,599	2.9	1,905	0.4
All other	4,124	0.8	5,377	1.1
Gross balance	510,595	100.0	489,879	100.0

Market value adjustment	(1,290)	(0.3)	412	0.1
Allowance for credit losses	(3,575)	(0.7)	(2,987)	(0.6)

Totals	$505,730	99.0	$487,304	99.5

	December 31, 2022		December 31, 2021
	Amount	%	Amount	%
	(In thousands, except percentages)

Mortgage Loans by Loan-to-Value Ratio (1):
Less than 50%	$100,757	19.7	$100,806	20.6
50% to 60%	145,093	28.4	128,191	26.2
60% to 70%	217,445	42.6	202,670	41.3
70% to 80%	47,300	9.3	58,212	11.9
Gross balance	510,595	100.0	489,879	100.0

Market value adjustment	(1,290)	(0.3)	412	0.1
Allowance for credit losses	(3,575)	(0.7)	(2,987)	(0.6)

Totals	$505,730	99.0	$487,304	99.5

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

The following table represents the mortgage loans allowance for credit losses.

	Years Ended December 31,
	2022	2021
	(In thousands)

Mortgage Loans Allowance for Credit Losses:
Balance, beginning of the period	$2,987	2,486
Provision (release) during the period	588	501

Balance, end of period	$3,575	2,987

The Company had no mortgage loans past due six months or more at December 31, 2022 or 2021. There was no interest income that was not recognized in 2022, 2021, or 2020.

The contractual maturities of mortgage loan principal balances at December 31, 2022 and 2021 were as follows:

	December 31, 2022		December 31, 2021
	Amount	%	Amount	%
	(In thousands, except percentages)

Principal Balance by Contractual Maturity:
Due in one year or less	$2,299	0.5	$13,422	2.7
Due after one year through five years	184,439	36.1	127,766	26.1
Due after five years through ten years	205,712	40.3	222,444	45.4
Due after ten years through fifteen years	107,503	21.0	115,313	23.5
Due after fifteen years	10,869	2.1	11,280	2.3

Totals	$510,822	100.0	$490,225	100.0

The Company's direct investments in real estate total approximately $27.7 million at December 31, 2022 and $28.6 million at December 31, 2021, and consist primarily of income-producing properties which are being operated by a wholly owned subsidiary of National Western. The Company recognized operating income on its direct investments in real estate of $3.0 million, $2.9 million, and $2.9 million for the years ended December 31, 2022, 2021, and 2020, respectively. The Company monitors the conditions and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition.

The Company recorded net realized investment gains (losses) of $1.2 million, $(1.4) million, and $2.7 million associated with real estate investments in the years ended December 31, 2022, 2021 and 2020, respectively. The net real estate gains for the year ended December 31, 2022 are related to the sale of land located in Freeport, Texas and Houston, Texas along with a retail property located in Ruidoso, New Mexico. The net real estate loss for the year ended December 31, 2021 was related to Ozark National's sale of its home office, parking garage and parking lot located in Kansas City, Missouri. Net realized investment gains for the year ended December 31, 2020 pertain to property located in Travis County, Texas which was sold.

National Western, in order to obtain incremental investment yield, has been expanding its invested asset vehicles to include alternative investments the past several years. These assets consist of syndicated, targeted capital pools with specific investment objectives managed by investment firms having expertise in designated asset opportunities. The underlying pools of each of these investment vehicles consists mostly of senior secured debt. At December 31, 2022 and 2021, the Company held balances of $186.9 million and $67.7 million, respectively, in this investment type which are included in Other long-term invested assets in the investment table at the beginning of this section.

Derivatives, Index Options

The Company offers fixed-index universal life and annuity products that guarantee the return of principal to policyholders and, at the policyholder’s election, credit interest based on a percentage gain in a specified equity market index (policyholders may alternatively elect a fixed interest rate). Premiums and deposits received on these products are predominantly invested in investment grade fixed income securities with a portion used to purchase derivatives consisting of call options on the applicable market index to fund the index credits due to fixed-index policyholders. The call options purchased are over-the-counter option contracts coinciding with the initial issuance of the policy and subsequent renewal periods in order to match the Company’s funding requirements for the underlying policies. On the respective anniversary dates of the index policies, the index used to compute the annual index credit is reset and a new call option is purchased to fund the next annual index credit.
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

The fair value of derivative instruments presented in the Company’s Consolidated Financial Statements totaling $23.7 million at December 31, 2022 and $101.6 million at December 31, 2021 pertain to notional policyholder account values of $2.0 billion and $2.1 billion at December 31, 2022 and 2021, respectively, electing interest credits based upon applicable market index performance.

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

Interest Rate Risk

A gradual increase in interest rates is generally a positive development for the Company. Rate increases would be expected to provide incremental net investment income, produce increased sales of fixed rate products, and limit the potential erosion of the Company’s interest rate spread on products due to minimum guaranteed crediting rates in products. Conversely, a rise in interest rates reduces the fair value of the Company’s investment portfolio and if long-term rates rise dramatically within a relatively short time period the Company could be exposed to disintermediation risk. Disintermediation risk is the risk that policyholders surrender their policies in a rising interest rate environment forcing the Company to liquidate assets when they are in an unrealized loss position. The Company seeks to minimize the impact of interest rate risk, at least with respect to some of its products, through surrender charges that are imposed to discourage policy surrenders and to offset unamortized deferred policy acquisition costs.

A decline in interest rates could cause certain mortgage-backed securities in the Company’s portfolio to be more likely to pay down or prepay. In this situation, the Company typically would not be able to reinvest the proceeds at comparable yields. Lower interest rates would likely also cause lower net investment income, subject the Company to reinvestment rates risks, and possibly reduce profitability through reduced interest rate margins associated with products having minimum guaranteed crediting rates. Conversely, the fair value of the Company’s investment portfolio would increase when interest rates decline.

The correlation between fair values and interest rates for available-for-sale debt securities is reflected in the table below.

	December 31,
	2022	2021
	(In thousands except percentages)

Available-for-Sale Debt securities - fair value	$7,611,633	9,068,946
Available-for-Sale Debt securities - amortized cost	$8,438,761	8,604,250

Fair value as a percentage of amortized cost	90.20%	105.40%
Unrealized gains (losses) at year-end	$(827,128)	464,696
Ten-year U.S. Treasury bond - increase (decrease) in yield for the year	2.37%	0.59%

The Company's trading debt securities, which are exclusively in funds withheld assets managed by reinsurers, are recorded at fair value upon purchase. While the recorded value of these trading debt securities subsequently fluctuates with market prices, the fair value movement of the securities is offset by an identical fair value movement of the associated funds withheld liabilities.

The Company's net unrealized gain (loss) balance for available-for-sale and trading debt securities held at December 31, 2022 and 2021 is shown in the following table.

	Net Unrealized Gain (Loss) Balance
	Net Balance at	Net Balance at
	December 31,	December 31,	Change in Net
	2022	2021	Balance
	(In thousands)

Debt securities available-for-sale	$(827,129)	464,696	(1,291,825)
Debt securities trading	(203,604)	11,331	(214,935)

Totals	$(1,030,733)	476,027	(1,506,760)

The change in the unrealized balance pertaining to debt securities available-for-sale is recorded in Other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income (Loss) while the change in the unrealized balance pertaining to trading debt securities is recorded in Net investment income in the Consolidated Statements of Earnings.

Changes in interest rates typically have a sizable effect on the fair values of the Company's debt securities. During 2022, the market interest rate of the ten-year U.S. Treasury bond increased 237 basis points from 1.51% at year-end 2021 to 3.88% at year-end 2022. Therefore, the movement to an unrealized loss position is the expected portfolio movement in value.

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

The Company has the ability to adjust interest rates, participation rates, and asset management fees and caps, as applicable, in response to changes in investment portfolio yields for a substantial portion of its business in force. The ability to adjust these rates is subject to competitive forces in the market for the Company’s products. Surrender rates could increase and new sales could be negatively affected if crediting rates are not competitive with the rates on competing products offered by other insurance companies and financial service entities. The Company designs its interest sensitive and annuity products with features encouraging persistency, such as surrender charge and withdrawal penalty provisions. Typically, surrender charge rates gradually decrease each year the contract is in force.

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

The following table profiles the Company’s insurance liabilities at December 31, 2022 for annuities, deposit-type contracts and supplementary contracts with life contingencies by surrender and discretionary withdrawal characteristics.

	December 31, 2022
	Amount	%
	(In thousands)

Subject to discretionary withdrawal:
With market value adjustment	$101,013	1.6
With surrender charge of 5% or more	3,948,312	62.1
With surrender charge of 5% or less	1,947,794	30.6
Not subject to discretionary withdrawal	363,376	5.7

Total Gross	6,360,495	100.0

Reinsurance ceded	1,590,514

Total Net	$4,769,981

Interest Rate Sensitivity

The following table illustrates the market risk sensitivity of the Company's interest rate sensitive assets. The table shows the effect of a change in interest rates on the fair value of the portfolio using models that measure the change in fair value arising from an immediate and sustained change in interest rates in increments of 100 basis points.

	Fair Values of Assets Changes in Interest Rates in Basis Points
	-100	0	100	200	300
	(In thousands)

Debt and equity securities	$9,192,141	8,699,703	8,258,320	7,861,560	7,503,877
Mortgage loans	481,570	457,873	435,917	415,545	396,616
Other loans	32,673	31,915	31,182	30,473	29,786
Derivatives	23,068	23,669	24,276	24,887	25,505

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

Mortgage and other loans were modeled by discounting scheduled cash flows through the scheduled maturities of the loans, starting with interest rates currently being offered for similar loans to borrowers with similar credit ratings. Policy loans were modeled by discounting estimated cash flows using U.S. Treasury Bill interest rates as base rates at December 31, 2022. The estimated cash flows include assumptions as to whether such loans will be repaid by the policyholders or settled upon payment of death or surrender benefits on the underlying insurance contracts and incorporate both Company experience and mortality assumptions associated with such contracts.

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

The Company's market risk liabilities, which include policy liabilities for annuity and supplemental contracts, are managed for interest rate risk through cash flow testing as previously described. As part of this cash flow testing, the Company has analyzed the potential impact on net earnings of a 100 basis point decrease and increases in increments of 100 basis points in the U.S. Treasury yield curve as of December 31, 2022. The potential impact on net earnings from these interest rate changes are summarized below.

	Changes in Interest Rates in Basis Points
	-100	100	200	300
	(In thousands)

Impact on net earnings	$(508)	991	2,126	3,243

These estimated impacts on earnings are net of tax effects and the estimated effects of deferred policy acquisition costs.

The above described scenarios produce estimated changes in cash flows as well as cash flow reinvestment projections. Estimated cash flows in the Company's model assume cash flow reinvestments, which are representative of the Company's current investment strategy. Calls and prepayments include scheduled maturities and those expected to occur which would benefit the security issuers. Assumed policy surrenders consider differences and relationships between credited interest rates and market interest rates as well as surrender charges on individual policies. The impact to earnings also includes the expected effects on amortization of deferred policy acquisition costs. The model considers only annuity and supplemental contracts in force at December 31, 2022, and does not consider new product sales or the possible impact of interest rate changes on sales.

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

The Company’s net exposure to loss due to credit risk if option counterparties failed to completely perform according to the terms of their one-year contracts is as follows at December 31, 2022 and 2021.

		December 31, 2022
	Moody/	Fair	Collateral	Net
Counterparty	S&P Rating	Value	Held	Exposure
		(In thousands)

Credit Suisse	Aa3/A+	$861	555	306
Wells Fargo	Aa2/A+	2,201	2,387	—
Bank of America	Aa2/A+	6,110	5,971	139
Barclays Bank	A1/A	1,414	1,406	8
BNP Paribas	Aa3/A+	640	326	314
JPMorgan Chase	Aa2/A+	93	—	93
Royal Bank of Canada	Aa2/AA-	2,956	2,772	184
Canadian Imperial Bank	Aa2/A+	102	351	—
Societe Generale	A1/A	9,293	9,067	226

		$23,670	22,835	1,270

		December 31, 2021
	Moody/	Fair	Collateral	Net
Counterparty	S&P Rating	Value	Held	Exposure
		(In thousands)

Credit Suisse	WR/A+	$12,659	12,965	—
Wells Fargo	Aa2/A+	19,169	19,868	—
Bank of America	Aa2/A+	13,451	13,740	—
Barclays Bank	A1/A	8,119	8,597	—
BNP Paribas	Aa3/A+	25,906	27,004	—
Royal Bank of Canada	Aa2/AA-	5,923	6,845	—
Canadian Imperial Bank	Aa2/A+	6,125	6,592	—
Societe Generale	A1/A	10,270	10,660	—

		$101,622	106,271	—

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity requirements are met primarily by funds provided from operations. Premium deposits and annuity considerations, investment income, and investment maturities and prepayments are the primary sources of funds while investment purchases, policy benefits in the form of claims, and payments to policyholders and contract holders in connection with surrenders and withdrawals as well as operating expenses are the primary uses of funds. To ensure the Company will be able to pay future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed income securities. Funds are invested with the intent that the income from investments, plus proceeds from maturities, will meet the ongoing cash flow needs of the Company. The approach of matching asset and liability durations and yields requires an appropriate mix of investments. Although the Company historically has not been put in the position of having to liquidate invested assets to provide cash flow, its investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs.  National Western maintains a line of credit facility in the amount of $75 million which it may access for short-term cash needs. There were no borrowings under the line of credit as of December 31, 2022.

In addition, National Western is a member of the Federal Home Loan Bank of Dallas ("FHLB") through an initial minimum required stock investment of $4.3 million. Through this membership, National Western is able to create a specified borrowing capacity based upon the amount of collateral it elects to establish. At December 31, 2022, securities in the amount of $196.9 million (fair value of $187.7 million) were pledged as collateral to the FHLB.

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

	December 31, 2022		December 31, 2021
	Amount	% of Total	Amount	% of Total
	(In thousands except percentages)

Not subject to discretionary withdrawal provisions	$363,376	5.7%	$385,937	5.7%

Subject to discretionary withdrawal, with adjustment:
With market value adjustment	101,013	1.6%	145,634	2.2%
At contract value less current surrender charge of 5% or more	3,948,312	62.1%	4,439,039	65.9%

Subtotal	4,412,701	69.4%	4,970,610	73.8%
Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	1,947,794	30.6%	1,761,750	26.2%

Total annuity reserves and deposit liabilities - Gross	6,360,495	100.0%	6,732,360	100.0%

Reinsurance ceded	1,590,514		1,504,044

Total annuity reserves and deposit liabilities - Net	$4,769,981		$5,228,316

The actual amounts paid out by product line in connection with surrenders and withdrawals, before reinsurance, are noted in the table below.

	Years Ended December 31,
	2022	2021	2020
	(In thousands)

Product Line:
Traditional Life	$15,844	16,348	17,022
Universal Life	102,441	95,628	96,031
Annuities	582,775	658,403	643,223

Total	$701,060	770,379	756,276

The above contractual withdrawals, as well as the level of surrenders experienced, and the associated cash outflows did not have an adverse impact on overall liquidity. The amounts shown include funds withheld policyholder obligations and Ozark National cash outflows. Individual life insurance policies are typically less susceptible to withdrawal than annuity reserves and deposit liabilities because policyholders may need to undergo a new underwriting process in order to obtain a new insurance policy elsewhere. Annuity dollar outflows are generally more sensitive to economic conditions, interest rate levels, and the level of surrender charges assessed upon withdrawal or termination. Cash flow projections and tests under various market interest rate scenarios and assumptions are performed to assist in evaluating liquidity needs and adequacy. With the economic decline precipitated by the COVID-19 pandemic, Company management conducted additional liquidity scenario testing during 2020 using more severe assumptions and concluded that liquid assets were more than adequate under these scenarios. Accordingly, the Company currently expects available liquidity sources and future cash flows to be adequate to meet the demand for funds.

Cash flows from the Company's insurance operations have historically been sufficient to meet current needs.  Cash flows from operating activities were $358.5 million, $276.8 million, and $373.1 million in 2022, 2021, and 2020, respectively. The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $1.2 billion, $1.6 billion, and $1.3 billion in 2022, 2021, and 2020, respectively. Operating and investing activity cash flow items could be reduced if interest rates rise at an accelerated rate in the future. Net cash outflows from the Company's universal life and annuity product operations totaled $(603.9) million, $(322.2) million, and $(437.4) million in 2022, 2021, and 2020, respectively. The increasing negative net outflow reflects lower levels of fixed-index annuity and single premium life insurance sales.

Capital Resources

The Company relies on stockholders' equity for its capital resources as there is no long-term debt outstanding and the Company does not anticipate the need for any long-term debt in the near future. As of December 31, 2022, the Company maintained commitments for its normal operating and investment activities.

The Company has declared and paid an annual dividend on its common shares since 2005. The Company's practice has been to take a conservative approach to dividends, and the Board of Directors has adopted a strategic position to substantially reinvest earnings internally. This conservative approach yields the following benefits: (1) providing capital to finance the development of new business; (2) enabling the Company to take advantage of potential acquisitions and other competitive situations as they arise; (3) building a strong capital base to support the Company's financial strength ratings; (4) maintaining the Company's liquidity and solvency during difficult economic and market conditions; and (5) enhancing the Company's regulatory capital position. For similar reasons, despite the fact the market price of the Class A Common Stock has been trading at a discount to the book value per share for an extended period of time, there are no imminent plans for the Company to repurchase its shares.

As the largest subsidiary of NWLGI, National Western serves as the primary funding source for NWLGI. The capacity of National Western to pay dividends to NWLGI is limited by law in the state of Colorado to earned profits (statutory unassigned surplus).  At December 31, 2022, the maximum amount legally available for distribution during 2023 without further regulatory approval is $66.5 million. National Western paid a dividend of $2.0 million during 2022.

The NAIC has established RBC standards for U.S. life insurers as well as a risk-based capital model act ("RBC Model Act"). The RBC Model Act requires that life insurers annually submit a report to state regulators regarding their RBC amounts based upon four categories of risk (asset risk, insurance risk, interest rate risk, and business risk). The capital requirement for each is determined by applying factors that vary based upon the degree of risk to various asset, premium and policy benefit reserve items. The formula is an early warning tool to identify potential weakly capitalized companies for purposes of initiating further regulatory action. Independent rating agencies utilize proprietary versions similar to the NAIC RBC model incorporating additional risk factors identified in their respective rating methodology. At December 31, 2022, National Western and Ozark National each maintained statutory capital substantially in excess of applicable statutory requirements.

It is Company practice to not enter into off-balance sheet arrangements or to issue guarantees to third parties, other than in the normal course of issuing insurance contracts. Commitments related to insurance products sold are reflected as liabilities for future policy benefits.  Insurance contracts guarantee certain performances by National Western and Ozark National.

Insurance reserves are the means by which life insurance companies determine the liabilities that must be established to ensure that future policy benefits are provided for and can be paid.  These reserves are required by law and based upon standard actuarial methodologies to ensure fulfillment of commitments guaranteed to policyholders and their beneficiaries, even though the obligations may not be due for many years. Refer to Note (1) Summary of Significant Accounting Policies in the accompanying Notes to Consolidated Financial Statements in this report for a discussion of reserving methods.

The table below summarizes future estimated cash payments under existing contractual obligations.

	Payment Due by Period
	Total	Less Than 1 Year	1 Year or More
	(In thousands)

Loan commitments	$1,400	1,400	—
Commitments for investment capital funding	242,773	83,564	159,209
Lease obligations (1)	1,003	343	660
Claims payable (2)	118,308	118,308	—
Other long-term reserve liabilities reflected on the balance sheet under GAAP (3)	12,457,270	993,344	11,463,926

Total	$12,820,754	1,196,959	11,623,795

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

Adoption of the standard resulted in an incremental allowance for credit losses as of January 1, 2020 of $3.8 million, and a charge to retained earnings, net of tax, of $3.0 million as a change in accounting as reported in the Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2022, 2021, and 2020. There were no other changes in accounting principles during the periods reported in this Form 10-K.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within required time periods.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure matters.

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Management's Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Exchange Act. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may or may not prevent and detect misstatements. In addition, projections of any evaluation of effectiveness of internal controls to future periods are subject to risk that controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures.

Under the supervision and participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2022 was conducted based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (Updated 2013). Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and the overall control environment. Based on the Company's assessment under the criteria of this framework, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2022.

The Company's independent registered public accounting firm, Forvis LLP, who audited the Company’s consolidated financial statements included in this annual report on Form 10-K, has issued an attestation report on the effectiveness of management's internal control over financial reporting as of December 31, 2022. This report appears on the page that follows.

Changes in Internal Control Over Financial Reporting

Internal controls over financial reporting change as the Company modifies and enhances its systems and processes to meet changing needs. Changes are also made as the Company strives to be more efficient in how it conducts its business. Any significant changes in controls are evaluated prior to implementation to help ensure continued effectiveness of internal controls and the control environment. In the normal course of operations, the Company employed remediation procedures in areas where control deficiencies had been previously identified.

There were no other changes in the Company's internal controls over financial reporting during the year ended December 31, 2022, as defined in Rules 13a-15(f) and 15d-15(e) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. There have been no other significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of this examination.

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee
National Western Life Group, Inc.
Austin, Texas

Opinion on the Internal Control over Financial Reporting

We have audited National Western Life Group, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2022 and 2021, and for each of the three years in the period ended December 31, 2022, and our report dated March 14, 2023, expressed an unqualified opinion on those consolidated financial statements.

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

Definitions and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

/S/FORVIS, LLP
(Formerly, BKD, LLP)

West Des Moines, Iowa
March 14, 2023

ITEM 9B. OTHER INFORMATION

There is no information required to be disclosed on Form 8-K for the quarter ended December 31, 2022 which has not been previously reported.

PART III

The information required by Part III is incorporated by reference from our definitive proxy statement for our annual meeting of stockholders to be held June 22, 2023 to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2022.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.  Listing of Financial Statements

See Attachment A, Index to Consolidated Financial Statements, Notes and Schedules, on page 92 for a list of financial statements included in this report.

(a) 2.  Listing of Financial Statement Schedules

See Attachment A, Index to Consolidated Financial Statements, Notes and Schedules, on page 92 for a list of financial statement schedules included in this report.

All other schedules are omitted because they are not applicable, not required, or because the information required by the schedule is included elsewhere in the financial statements or notes.

(a) 3.  Listing of Exhibits

The exhibits listed below, as part of Form 10-K, are numbered in accordance with the numbering used in Item 601 of Regulation S-K promulgated by the SEC.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Period of Date of Earliest Event Reports

3.1*	Restated Certificate of Incorporation of National Western Life Group, Inc.
3.2*	Bylaws of National Western Life Group, Inc.
10(a)	Revolving Credit Loan Agreement with Moody National Bank	8-K	10(ci)	8/31/2009
10(b)	Funds Withheld Coinsurance Agreement between National Western Life Insurance Company and Prosperity Life Assurance Limited effective as of January 6, 2021 (redacted)	8-K	10(ac)	1/6/2021
10(c)	Funds Withheld Coinsurance Agreement between National Western Life Insurance Company and Aspida Life Re Ltd. dated July 27, 2022	8-K	10(ag)	7/27/2022
10(d)	Management/Consultant Agreement dated March 29, 2000 by and between Regent Care Operations, Limited Partnership and Regent Management Services, Limited Partnership.	10-K/A	10(cp)	12/31/2009
10(e)	Management Agreement dated October 1, 2008 by and between Regent Care San Marcos B-3, Limited Partnership and Regent Management Services, Limited Partnership.	10-K/A	10(cq)	12/31/2009
10(f)	Administrative Services Only Agreement dated January 1, 2001 by and between National Western Life Insurance Company and American National Insurance Company	10-K/A	10(cr)	12/31/2009
10(g)	Premium Payment Agreement dated January 1, 2001 by and between National Western Life Insurance Company and American National Insurance Company	10-K/A	10(cs)	12/31/2009
10(h)	Exchange Agreement by and among National Western Life Insurance Company, NWL Services, Inc., Alternative Benefit Management, Inc., and American National Insurance Company effective November 23, 1998	10-K405	10(p)	12/31/1998
10(i)	Administrative Services Only Agreement dated January 1, 2001 by and between National Western Life Insurance Company and American National Insurance Company	10-K/A	10(ct)	12/31/2009
10(j)	Premium Payment Agreement dated January 1, 2001 by and between National Western Life Insurance Company and American National Insurance Company	10-K/A	10(cu)	12/31/2009
10(k)†	National Western Life Insurance Company 2022 Officer Bonus Program	8-K	10(af)	12/16/2021
10(l)†	National Western Life Insurance Company 2022 Chief Marketing Officer Bonus Program	8-K	10(ad)	12/16/2021
10(m)†	National Western Life Insurance Company 2023 Officer Bonus Program	8-K	10(ah)	12/14/2022
10(n)†	National Western Life Insurance Company 2023 Chief Marketing Officer Bonus Program	8-K	10(ai)	12/14/2022
10(o)†	Amended and Restated National Western Life Insurance Company Grandfathered Non-Qualified Defined Benefit Plan, effective as of December 31, 2004	10-K	10(cc)	12/31/2008
10(p)†	Amended and Restated National Western Life Insurance Company Non-Qualified Defined Benefit Plan, effective as of January 1, 2009	10-K	10(cd)	12/31/2008

10(q)†	Amended and Restated National Western Life Insurance Company Non-Qualified Defined Benefit Plan for Robert L. Moody, Sr., effective as of January 1, 2009	10-K	10(ca)	12/31/2008
10(r)†	Amended and Restated Non-Qualified Defined Benefit Plan for Ross R. Moody, effective as of January 1, 2009	10-K	10(cb)	12/31/2008
10(s)†	Amended and Restated National Western Life Insurance Company Grandfathered Non-Qualified Deferred Compensation Plan, effective as of December 31, 2004	10-K	10(ce)	12/31/2008
10(t)†	Amended and Restated National Western Life Insurance Company Non-Qualified Deferred Compensation Plan, effective as of January 1, 2009	10-K	10(cf)	12/31/2008
10(u)†	Amended and Restated National Western Life Insurance Company Pension Plan, effective January 1, 2008	10-Q	10(co)	3/31/2010
10(v)†	Amended and Restated National Western Life Insurance Company Group Excess Benefit Plan, effective May 1, 2009	10-Q	10(ch)	3/31/2009
10(w)†	National Western Life Insurance Company Change in Control Agreement Ross R. Moody	8-K	10(af)	12/14/2021
10(x)†	National Western Life Insurance Company Change in Control Agreement Rey Perez	8-K	10(s)	3/6/2019
10(y)†	National Western Life Insurance Company Change in Control Agreement with Brian Pribyl dated February 28, 2019	10-K	10(p)	12/31/2018
10(z)†	National Western Life Insurance Company Change in Control Agreement Kitty K. Nelson	8-K	10(q)	3/6/2019
10(aa)†	National Western Life Insurance Company Change in Control Agreement Patricia L. Scheuer	8-K	10(r)	3/6/2019
10(ab)†	National Western Life Insurance Company Change in Control Agreement R. Bruce Wallace	8-K	10(t)	3/6/2019
10(ac)†	National Western Life Insurance Company Change in Control Agreement Steven W. Mills	8-K	10(u)	3/6/2019
10(ad)†	National Western Life Insurance Company Change in Control Agreement Gregory J. Owen	8-K	10(v)	3/6/2019
10(ae)†	National Western Life Insurance Company Change in Control Agreement Charles D. Milos	8-K	10(w)	3/6/2019
10(af)†	National Western Life Insurance Company Change in Control Agreement Carlos A. Martinez	8-K	10(x)	3/6/2019
10(ag)†	National Western Life Insurance Company Retirement Bonus Program for Robert L. Moody, Sr.	8-K	10(bd)	12/15/2005
10(ah)†	Amended and Restated National Western Life Insurance Company Employee Health Plan, effective as of April 1, 2004	10-K	10(at)	12/31/2004
10(ai)†	National Western Life Insurance Company 1995 Stock and Incentive Plan	10-K	10(e)	12/31/1995
10(aj)†	First Amendment to the National Western Life Insurance Company 1995 Stock and Incentive Plan, effective June 19, 1998	10-Q	10(k)	6/30/1998
10(ak)†	Second Amendment to the National Western Life Insurance Company 1995 Stock and Incentive Plan	10-Q	10(w)	6/30/2001
10(al)†	Third Amendment to the National Western Life Insurance Company 1995 Stock and Incentive Plan	10-Q	10(ar)	9/30/2004
10(am)*	Amended and Restated National Western Life Group, Inc. Incentive Plan, effective December 14, 2022
21*	Subsidiaries of the Registrant
23(a)*	Consent of Independent Registered Public Accounting Firm
31(a)*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31(b)*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
* Filed with this report.
† Management contract or compensatory plan or arrangement.

(b) Exhibits

Exhibits required by Regulation S-K are listed as to location in the Listing of Exhibits in Item 15.(a)3 above.  Exhibits not referred to have been omitted as inapplicable or not required.

(c) Financial Statement Schedules

The financial statement schedules required by Regulation S-K are listed as to location in Attachment A, Index to Consolidated Financial Statements, Notes and Schedules, on page 92 of this report.

ATTACHMENT A

All other schedules are omitted because they are not applicable, not required, or because the information required by the schedule is included elsewhere in the Consolidated Financial Statements or notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Board of Directors, and Audit Committee
National Western Life Group, Inc.
Austin, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of National Western Life Group, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of earnings, comprehensive income (loss), changes in stockholders’ equity, and cash flows9F for each of the years in the three-year period ended December 31, 2022, and the related notes and schedules I (summary of investments other than investments in related parties), II (condensed financial information of registrant), IV (reinsurance), and V (valuation and qualifying accounts) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2023, expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.
We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters12F

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Future Policy Benefits

Critical Audit Matter Description

Future policy benefits consist of universal life and annuity contracts of approximately $8.5 billion and traditional life reserves of approximately $920 million at December 31, 2022. As described in Note 1, the liability for future policy benefits on traditional products is calculated using assumptions as to future mortality, interest rates and withdrawals based on the Company’s experience. The liability for future policy benefits for universal life and annuity contracts represents the contract balance. Fixed-index products combine features associated with traditional fixed annuities and universal life contracts, with the option to have interest rates linked in part to an equity index. The equity return component of such policy contracts is identified separately and accounted for at fair value as an embedded derivative. The remaining portion of these policy contracts are recorded separately as fixed annuity or universal life contracts. These contracts are recorded as discounted debt instruments that are accreted to their minimum account values at their projected maturities or termination dates using the effective yield method.

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

/S/FORVIS, LLP
Firm ID 686

We have served as the Company’s auditor since 2014.

West Des Moines, Iowa
March 14, 2023

NATIONAL WESTERN LIFE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2022 and 2021
(In thousands)

ASSETS	2022	2021

Investments:
Debt securities available-for-sale, at fair value (cost: $8,438,760 and $8,604,250)	$7,611,633	9,068,946
Debt securities trading, at fair value (cost: $1,269,597 and $1,066,108)	1,065,993	1,077,438
Mortgage loans, net of allowance for credit losses ($3,575 and $2,987), ($19,334 and $8,469 at fair value)	505,730	487,304
Policy loans	70,495	71,286
Derivatives, index options	23,669	101,622
Equity securities, at fair value (cost: $14,547 and $16,549)	22,076	28,217
Other long-term investments	262,106	137,670
Short-term investments	3,937	—

Total investments	9,565,639	10,972,483

Cash and cash equivalents	295,270	714,624
Deferred policy acquisition costs	909,786	569,839
Deferred sales inducements	114,399	78,136
Value of business acquired	146,494	154,499
Cost of reinsurance	78,328	89,686
Accrued investment income	92,250	84,394
Federal income tax receivable	6,508	—
Deferred federal income tax asset	57,867	—
Amounts recoverable from reinsurer, net of allowance for credit losses ($450 and $0)	1,723,347	1,539,919
Other assets	110,339	126,609

Total assets	$13,100,227	14,330,189

See accompanying notes to Consolidated Financial Statements.

NATIONAL WESTERN LIFE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2022 and 2021
(In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY	2022	2021

LIABILITIES:
Future policy benefits:
Universal life and annuity contracts	$8,498,684	9,003,275
Traditional life reserves	919,650	909,712
Other policyholder liabilities	175,089	134,338
Funds withheld liability	1,333,036	1,485,267
Deferred Federal income tax liability	—	101,166
Federal income tax payable	—	2,331
Other liabilities	166,557	154,409

Total liabilities	11,093,016	11,790,498

COMMITMENTS AND CONTINGENCIES (Notes 5, 14, and 17)

STOCKHOLDERS' EQUITY (Note 12):
Common stock:
Class A - $0.01 par value; 7,500,000 shares authorized; 3,436,020 issued and outstanding in 2022 and 2021	34	34
Class B - $0.01 par value; 200,000 shares authorized, issued, and outstanding in 2022 and 2021	2	2
Additional paid-in capital	41,716	41,716
Accumulated other comprehensive income (loss)	(416,397)	215,953
Retained earnings	2,381,856	2,281,986

Total stockholders' equity	2,007,211	2,539,691

Total liabilities and stockholders' equity	$13,100,227	14,330,189

See accompanying notes to Consolidated Financial Statements.

NATIONAL WESTERN LIFE GROUP, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
For the Years Ended December 31, 2022, 2021 and 2020
(In thousands except per share amounts)

	2022	2021	2020

Premiums and other revenues:
Universal life and annuity contract charges	$139,022	134,254	145,405
Traditional life premiums	87,858	90,043	92,542
Net investment income	299,640	562,530	417,202
Other revenues	25,522	22,314	18,522
Net realized investment gains:
Total other-than-temporary impairment (“OTTI”) gains (losses)	—	—	5
Portion of OTTI (gains) losses recognized in other comprehensive income	—	—	(5)
Net OTTI losses recognized in earnings	—	—	—
Other net investment gains	6,355	14,950	21,071
Total net realized investment gains	6,355	14,950	21,071

Total revenues	558,397	824,091	694,742

Benefits and expenses:
Life and other policy benefits	159,470	187,577	131,337
Amortization of deferred transaction costs	121,398	69,461	140,503
Universal life and annuity contract interest	15,678	213,184	206,250
Other operating expenses	135,817	126,612	104,584

Total benefits and expenses	432,363	596,834	582,674

Earnings before Federal income taxes	126,034	227,257	112,068

Federal income taxes	24,890	46,576	19,756

Net earnings	$101,144	180,681	92,312

Basic Earnings Per Share:
Class A	$28.60	51.10	26.11
Class B	$14.30	25.55	13.05

Diluted Earnings Per Share:
Class A	$28.60	51.10	26.11
Class B	$14.30	25.55	13.05
See accompanying notes to Consolidated Financial Statements.

NATIONAL WESTERN LIFE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2022, 2021 and 2020
(In thousands)

	2022	2021	2020

Net earnings	$101,144	180,681	92,312

Other comprehensive income (loss), net of effects of deferred costs and taxes:
Unrealized gains (losses) on securities:
Net unrealized holding gains (losses) arising during period	(642,148)	(179,587)	352,561
Net unrealized liquidity gains (losses)	—	—	6
Reclassification adjustment for net amounts included in net earnings	(4,038)	(12,934)	(4,485)

Net unrealized gains (losses) on securities	(646,186)	(192,521)	348,082

Foreign currency translation adjustments	407	(16)	15

Benefit plans:
Amortization of net prior service cost and net gain (loss)	13,428	13,069	(12,784)

Other comprehensive income (loss)	(632,351)	(179,468)	335,313

Comprehensive income (loss)	$(531,207)	1,213	427,625

See accompanying notes to Consolidated Financial Statements.

NATIONAL WESTERN LIFE GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2022, 2021 and 2020
(In thousands)

	2022	2021	2020

Common stock:
Balance at beginning of period	$36	36	36

Balance at end of period	36	36	36

Additional paid-in capital:
Balance at beginning of period	41,716	41,716	41,716

Balance at end of period	41,716	41,716	41,716

Accumulated other comprehensive income:
Unrealized gains (losses) on non-impaired securities:
Balance at beginning of period	226,220	418,741	70,665
Change in unrealized gains (losses) during period	(646,185)	(192,521)	348,076

Balance at end of period	(419,965)	226,220	418,741

Unrealized losses on impaired held-to-maturity securities:
Balance at beginning of period	—	—	(4)
Amortization	—	—	4
Change in shadow deferred policy acquisition costs	—	—	(2)
Disposals of previously impaired securities	—	—	2

Balance at end of period	—	—	—

Unrealized losses on impaired available-for-sale securities:
Balance at beginning of period	—	—	(2)
Cumulative change in accounting principle (see Note 1)	—	—	2

Balance at end of period	—	—	—

		(Continued on Next Page)

NATIONAL WESTERN LIFE GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2022, 2021 and 2020
(In thousands)

	2022	2021	2020

Foreign currency translation adjustments:
Balance at beginning of period	5,100	5,116	5,101
Change in translation adjustments during period	407	(16)	15

Balance at end of period	5,507	5,100	5,116

Benefit plan liability adjustment:
Balance at beginning of period	(15,367)	(28,436)	(15,652)
Amortization of net prior service cost and net gain (loss), net of tax	13,428	13,069	(12,784)

Balance at end of period	(1,939)	(15,367)	(28,436)

Accumulated other comprehensive income (loss) at end of period	(416,397)	215,953	395,421

Retained earnings:
Balance at beginning of period	2,281,986	2,102,577	2,014,570
Reclassification from accumulated other comprehensive income (loss) (see Note 1)	—	—	(3,032)
Net earnings	101,144	180,681	92,312
Stockholder dividends	(1,274)	(1,272)	(1,273)

Balance at end of period	2,381,856	2,281,986	2,102,577

Total stockholders' equity	$2,007,211	2,539,691	2,539,750

See accompanying notes to Consolidated Financial Statements.

NATIONAL WESTERN LIFE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2022, 2021 and 2020
(In thousands)

	2022	2021	2020

Cash flows from operating activities:
Net earnings	$101,144	180,681	92,312
Adjustments to reconcile net earnings to net cash provided by operating activities:
Universal life and annuity contract interest	15,678	213,184	206,250
Surrender charges and other policy revenues	(19,166)	(26,315)	(26,623)
Realized (gains) losses on investments	(6,355)	(14,950)	(21,071)
Accretion/amortization of discounts and premiums, investments	(4,547)	1,846	3,371
Depreciation and amortization	14,330	13,001	11,903
Increase (decrease) in estimated credit losses on investments	588	501	(2,027)
(Increase) decrease in value of debt securities trading	214,935	(11,331)	—
(Increase) decrease in value of equity securities	2,731	(6,369)	937
(Increase) decrease in value of derivative options	86,866	(120,717)	(14,754)
(Increase) decrease in deferred policy acquisition and sales inducement costs, and value of business acquired	74,561	(25,594)	82,897
(Increase) decrease in accrued investment income	(7,856)	3,929	4,975
(Increase) decrease in reinsurance recoverable	121,607	169,313	728
(Increase) decrease in cost of reinsurance	11,358	13,154	—
(Increase) decrease in other assets	(2,097)	(6,017)	(620)
Increase (decrease) in liabilities for future policy benefits	112,712	114,873	14,138
(Decrease) increase in other policyholder liabilities	40,741	(4,142)	10,873
(Decrease) increase in Federal income tax liability	(8,839)	12,739	(14,156)
Increase (decrease) in deferred Federal income tax	9,061	3,746	20,031
Increase (decrease) in funds withheld liability	(395,354)	(212,324)	—
(Decrease) increase in other liabilities	(3,558)	(22,383)	3,907

Net cash provided by operating activities	358,540	276,825	373,071

Cash flows from investing activities:
Proceeds from sales of:
Debt securities available-for-sale	39,254	1,221,308	—
Debt securities trading	21,253	15,734	—
Other investments	5,999	23,241	9,198
Proceeds from maturities, redemptions, and prepayments of:
Debt securities held-to-maturity	—	—	960,360
Debt securities available-for-sale	1,073,194	1,520,734	334,397
Debt securities trading	89,848	61,313	—
Other investments	27,373	22,597	13,715
Derivatives, index options	46,563	197,877	106,451

		(Continued on Next Page)

NATIONAL WESTERN LIFE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2022, 2021 and 2020
(In thousands)

	2022	2021	2020

Purchases of:
Debt securities held-to-maturity	—	—	(544,092)
Debt securities available-for-sale	(939,820)	(1,382,318)	(297,998)
Debt securities trading	(310,144)	(1,140,965)	—
Equity securities	(1,013)	(15,265)	(1,395)
Derivatives, index options	(53,996)	(47,383)	(62,568)
Other investments	(145,391)	(57,153)	(52,944)
Property, equipment, and other productive assets	(1,594)	(9,977)	(12,106)
Net change in short-term investments	(3,937)	—	—
Principal payments on mortgage loans	26,804	28,847	14,814
Cost of mortgage loans acquired	(47,402)	(183,601)	(80,220)
(Increase) decrease in policy loans	(18)	2,797	5,925
Other (increases) decreases to funds withheld	97	(77,191)	—

Net cash provided by (used in) investing activities	(172,930)	180,595	393,537

Cash flows from financing activities:
Dividends on common stock	(1,274)	(1,272)	(1,273)
Deposits to account balances for universal life and annuity contracts	287,799	610,357	501,867
Return of account balances on universal life and annuity contracts	(891,666)	(932,531)	(939,309)
Principal payments under finance lease obligation	(338)	(389)	(378)

Net cash provided by (used in) financing activities	(605,479)	(323,835)	(439,093)

Effect of foreign exchange	515	(20)	19

Net increase (decrease) in cash, cash equivalents, and restricted cash	(419,354)	133,565	327,534
Cash, cash equivalents, and restricted cash at beginning of year	714,624	581,059	253,525

Cash, cash equivalents, and restricted cash at end of year	$295,270	714,624	581,059

NATIONAL WESTERN LIFE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2022, 2021 and 2020
(In thousands)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$75	75	75
Income taxes	24,712	30,043	13,980

Noncash operating activities:
Net deferral and amortization of sales inducements	$(9,992)	4,355	(12,464)
Establishment of funds withheld liability (see Note 5)	243,123	—	1,697,591
Deferred cost of reinsurance (see Note 5)	—	—	102,840
Deferred gain on reinsurance (see Note 5)	30,811	—	—

Noncash investing activities:
Exchange of debt securities trading	$—	4,800	—
Right of use asset obtained in exchange for finance lease liability	—	1,422	—

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

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates in the accompanying Consolidated Financial Statements include (1) liabilities for future policy benefits, (2) valuation of derivative instruments, (3) recoverability and amortization of deferred policy acquisition costs ("DPAC"), deferred sales inducements ("DSI"), the value of business acquired ("VOBA"), and the cost of reinsurance ("COR"), (4) valuation allowances for deferred tax assets, (5) goodwill, (6) allowances for credit losses on available-for-sale debt securities, (7) allowance for credit losses for mortgage loans and real estate, and (8) commitments and contingencies.

The table below shows the unrealized gains and losses on available-for-sale securities that were reclassified out of accumulated other comprehensive income for the years ended December 31, 2022, 2021 and 2020.

Affected Line Item In the Consolidated Statements of Earnings	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
	Years Ended December 31,
	2022	2021	2020
	(In thousands)

Other net investment gains	$5,111	16,372	5,677
Net OTTI losses recognized in earnings	—	—	—
Earnings before Federal income taxes	5,111	16,372	5,677
Federal income taxes	1,073	3,438	1,192

Net earnings	$4,038	12,934	4,485

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments

Fixed Maturities and Equity Securities

The Company purchases debt securities with the intent to hold to maturity. However, the Company's execution of a funds withheld reinsurance agreement introduced embedded derivative accounting requiring fair value reporting for debt securities. This precluded the Company from using a historical cost basis which is typically associated with a hold to maturity approach. Accordingly, all debt securities were classified as available-for-sale as of December 31, 2020.

Investments in debt securities classified as securities available-for-sale are reported in the accompanying Consolidated Financial Statements at fair value. Valuation changes resulting from changes in the fair value of these securities are reflected as a component of Stockholders' Equity in Accumulated other comprehensive income (loss). The unrealized gains or losses in stockholders' equity are reported net of taxes and adjustments to deferred policy acquisition costs.

With the execution of a funds withheld coinsurance agreement, the Company implemented accounting policies related to trading debt securities in its financial statements for debt securities purchased and held in the funds withheld assets. These trading securities represent debt securities that are included in the fund assets withheld as part of the funds withheld coinsurance agreement to support the policyholder liability obligations ceded to the reinsurer. Trading debt securities are reported in the accompanying Consolidated Financial Statements at their fair values with changes in their values reflected as a component of Net investment income in the Consolidated Statements of Earnings. Since these trading debt securities pertain to investment activities related to coinsurance agreements rather than as an income strategy based on active trading, they are classified as investing activities in the Consolidated Statements of Cash Flows.

Transfers of securities between categories are recorded at fair value at the date of transfer.

Premiums and discounts on purchased securities are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. For mortgage-backed and asset-backed securities, the effective interest method is used based on anticipated prepayments and the estimated economic life of the securities. When estimates of prepayments change, the effective yield is recalculated to reflect actual payments to date and anticipated future payments. The net investment in the securities is adjusted to the amount that would have existed had the new effective yield been applied at the time of acquisition (retrospective method).  This adjustment is reflected in net investment income. For loan-backed securities not meeting the definition of "highly rated", the prospective method is evaluated and, if materially different from the retrospective method, utilized to account for these securities. The retrospective adjustment method has been used to value all loan-backed and structured securities included in the accompanying Consolidated Financial Statements.

As further disclosed under Accounting Standards and Changes in Accounting in this note, the Company adopted accounting guidance for current expected credit loss recognition as of January 1, 2020. The Company determines current expected credit losses for available-for-sale debt securities when fair value is less than amortized cost, interest payments are missed and the security is experiencing credit issues. The Company considers a number of factors in making a determination including: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline in fair value, 4) the intent and ability to hold the investment until recovery, 5) the time period during which the decline had occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Provisions to and releases from the allowance for credit losses are recorded in Net investment income in the Consolidated Statements of Earnings.

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

Derivatives

Fixed-index products combine features associated with traditional fixed annuities and universal life contracts, with the option to have interest rates linked in part to an underlying equity index. The equity return component of such policy contracts is identified separately and accounted for in future policy benefits as embedded derivatives on the Consolidated Balance Sheets. The remaining portions of these policy contracts are considered the host contracts and are recorded separately within future policy benefits as fixed annuity or universal life contracts. The host contracts are accounted for under debt instrument type accounting, recorded as discounted debt instruments that are accreted, using the effective yield method, to their minimum account values at their projected maturities or termination dates.

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

Although there is credit risk in the event of nonperformance by counterparties to the index options, the Company does not expect any counterparties to fail to meet their obligations, given their high credit ratings. In addition, credit support agreements are in place with all counterparties for option holdings in excess of specific limits, which further reduces the Company's credit exposure.  At December 31, 2022 and 2021, the fair value of index options owned by the Company totaled $23.7 million and $101.6 million, respectively. Of these amounts, $(30.7) million and $54.4 million represent net unrealized gains/(losses) on the options held at December 31, 2022 and 2021, respectively.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additionally, the Company is a party to coinsurance funds withheld reinsurance agreements under which identified assets are maintained in funds withheld accounts. Under terms of these coinsurance funds withheld agreements, while the assets are withheld, the associated interest and credit risk of these assets are transferred to the reinsurers creating an embedded derivative on reinsurance in the funds withheld liability. Accordingly, the Company is required to bifurcate the embedded derivative from the host contract in accordance with ASC 815-15. The bifurcated embedded derivative on reinsurance is computed as the fair value unrealized gain (loss) on the underlying funds withheld assets. This amount is included as a component of the funds withheld liability on the Consolidated Balance Sheets, with changes in the embedded derivative on reinsurance reported in the Net investment income in the Consolidated Statements of Earnings. The embedded derivative on reinsurance is classified as a Level 2 and Level 3 financial instrument in the fair value hierarchy because its valuation input is the fair value market adjustments on the underlying Level 2 and Level 3 debt securities. See Note (4) Fair Values of Financial Instruments for further details of fair value disclosures. In the Consolidated Statements of Cash Flows, changes in the funds withheld liability are reported in operating activities. Realized gains on funds withheld assets are transferred to the reinsurer and reported as investing activities in the Consolidated Statements of Cash Flows. The value of the embedded derivative at December 31, 2022 and 2021 was $335.0 million and $84.7 million, respectively.

Mortgage Loans and Other Long-term Investments

Mortgage loans and other long-term investments are primarily stated at cost, less unamortized discounts, deferred fees, and allowances for possible losses. Mortgage loans made by the reinsurers under the funds withheld reinsurance agreements are reported at fair value. Policy loans are stated at their aggregate unpaid balances. Real estate is stated at the lower of cost or fair value less estimated costs to sell.

Credit loss allowances for mortgage loan investments are recorded following the current expected credit loss (“CECL”) standards under GAAP. The Company uses the Weighted Average Remaining Maturity ("WARM") method, which uses an average annual charge-off rate applied to each mortgage loan risk category. The WARM method is also used to calculate the CECL allowance on unfunded mortgage loan commitments. The CECL allowance on unfunded mortgage loan commitments is reported in other liabilities in the Consolidated Balance Sheets, with changes in the CECL allowance related to unfunded commitments recorded through Other operating expenses in the Consolidated Statements of Earnings.

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

Realized Gains and Losses on Investments

Realized gains and losses for securities available-for-sale and trading securities are included in earnings and are derived using the specific identification method for determining the cost of securities sold or called. Prepayment penalty fees received from issuers that call their securities before maturity are excluded from the calculation of realized gain or loss and are included as a component of investment income.

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

Deferred Transaction Costs

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

The value of insurance in force business acquired ("VOBA") is a purchase accounting convention for life insurance companies in business combinations based upon an actuarial determination of the difference between the fair value of policy liabilities acquired and the same policyholder liabilities measured in accordance with the acquiring company's accounting policies. The difference, referred to as VOBA, is an intangible asset subject to periodic amortization. It represents the portion of the purchase price allocated to the value of the rights to receive future cash flows from the business in force at the acquisition date. The Company performs recoverability testing of the value of business acquired annually.

The Company has recorded on the Consolidated Balance Sheet a deferred Cost of Reinsurance ("COR") asset having an original amount of $102.8 million associated with the funds withheld reinsurance transaction with Prosperity. This represents the amount of assets transferred at the closing date of the funds withheld agreement (debt securities, policy loans, and cash) in excess of the GAAP liability ceded plus a $48.0 million ceding commission paid to the reinsurer. The COR balance is amortized commensurate with the runoff of the ceded block of funds withheld business and the amortization expense reported in the Consolidated Statements of Earnings.

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

Under funds withheld reinsurance agreements, funds withheld assets consist of a segregated portfolio of cash and invested assets sufficient to support the current ceded balance of statutory reserves. The fair value of the funds withheld is recorded as a funds withheld liability and any excess or shortfall in relation to statutory reserves is settled periodically. Refer to Note (5) Reinsurance for more information.

Other Assets

Other assets include property and equipment, primarily comprised of capitalized software costs, furniture and equipment and leasehold improvements, which are reported at cost less allowances for depreciation and amortization. Costs incurred in the preliminary stages of developing internal-use software as well as costs incurred post-implementation for maintenance are expensed. Capitalization of internal-use software costs occurs after management has authorized the project and it is probable that the software will be used as intended. Amortization of capitalized costs begins after the software has been placed in production. Depreciation and amortization expense is computed primarily using the straight-line method over the estimated useful lives of the assets, which range from 3 to 39 years. Leasehold improvements are amortized over the lesser of the economic useful life of the improvement or the term of the lease. Capitalized software, property, and equipment had a carrying value of $165.6 million at December 31, 2022 and $165.3 million at December 31, 2021, and accumulated depreciation and amortization of $96.7 million at December 31, 2022 and $84.0 million at December 31, 2021. Depreciation and amortization expense for capitalized software, furniture and equipment, and leasehold improvements was $14.3 million, $13.0 million, and $11.9 million in 2022, 2021, and 2020, respectively.

Other assets also include goodwill at December 31, 2022 and 2021 of $13.9 million related to the excess of the amounts paid to acquire companies over the fair value of other net tangible and intangible assets acquired. It represents the future economic benefits arising from assets acquired and liabilities assumed that could not be individually identified. Goodwill is not amortized but is subject to annual impairment analysis or more frequently if indicators are present. If indicators suggest an impairment may have occurred and suggest the value has declined below the carrying value of goodwill the balance is adjusted downward. Refer to Note (7) Goodwill and Specifically Identifiable Intangible Assets for further information.

Other assets at December 31, 2022 and 2021 further include $6.7 million and $7.5 million, respectively, of identifiable intangible assets that were acquired in a business combination. These intangible assets include trademarks and trade names, internally developed software, and various insurance licenses. Identifiable intangible assets are amortized using a straight-line method over their estimated useful lives.

Future Policy Benefits

Under GAAP, the liability for future policy benefits on traditional products has been calculated using assumptions as to future mortality (based on the 1965-1970, 1975-1980, and 2001 Select and Ultimate mortality tables), interest ranging from 3.25% to 8.00%, and withdrawals based on Company experience. For universal life and annuity contracts, the liability for future policy benefits represents the account balance. Fixed-index products combine features associated with traditional fixed annuities and universal life contracts, with the option to have interest rates linked in part to an equity index. In accordance with GAAP guidance, the equity return component of such policy contracts must be identified separately and accounted for as an embedded derivative. The remaining portions of these policy contracts are considered the host contracts and are recorded separately as fixed annuity or universal life contracts. The host contracts are accounted for under GAAP guidance provisions that require debt instrument type accounting. The host contracts are recorded as discounted debt instruments that are accreted, using the effective yield method, to their minimum account values at their projected maturities or termination dates.

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

Other Policy Claims and Benefits

Unearned revenue reserves are maintained that reflect the unamortized balance of charges assessed to interest sensitive contract holders which serve as compensation for services to be performed over future periods (policy premium loads). These charges are deferred and recognized in income over the period benefited using the same assumptions and factors used to amortize deferred policy acquisition costs.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. For example, significant estimates and assumptions are utilized in the valuation of investments, the determination of credit losses and impairments of investments, the recoverability and amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired, the calculation of policyholder liabilities and accruals and the determination of pension expense. It is reasonably possible that actual experience could differ from the estimates and assumptions utilized, which could have a material impact on the Consolidated Financial Statements.

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

The Company has selected the modified retrospective transition method, which requires the amended guidance be applied to the earliest period presented, which for comparable prior period reporting will be a January 1, 2021 transition date. When the Company adopts the updated standard beginning January 1, 2023, opening retained earnings and accumulated other comprehensive income balances will be adjusted for the January 1, 2021 transition date impacts and prior periods presented will be restated following the updated standard. While the Company has substantially completed the necessary data gathering, valuation modeling, and computations, the results are still subject to independent review and vetting. Accordingly, at the time of this filing, the Company currently expects an increase in Total stockholders' equity ranging from $100.0 million to $200.0 million as of the transition date.

Accounting pronouncements adopted
In March 2022, the FASB released ASU 2022-02 Financial Instruments – Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures. The amendments in this Update eliminate the accounting guidance for troubled-debt restructurings by creditors in Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors, but enhances disclosure requirements for certain loan modifications in which the debtor is experiencing financial difficulties. Additionally, the amendments in this Update require public business entities to disclose current-period gross write offs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost. The updates are required to be applied prospectively beginning in fiscal years after December 15, 2022, including interim periods within those fiscal years. The Company elected to adopt the requirements of this update in its Consolidated Financial Statements for the year ended December 31, 2022. The adoption of this ASU did not have a material impact on the results of operations or financial position of the Company.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2016, the FASB released ASU 2016-13, Financial Instruments-Credit Losses, which revised the credit loss recognition criteria for certain financial assets measured at amortized cost. The new guidance replaced the existing incurred loss recognition model with an expected loss recognition model (“CECL”). The objective of the CECL model is for the reporting entity to recognize its estimate of current expected credit losses for affected financial assets in a valuation allowance deducted from the amortized cost basis of the related financial assets that results in presenting the net carrying value of the financial assets at the amount expected to be collected. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The amendments in this Update added clarification and correction to ASU 2016-13 around accrued interest, transfers between classifications or categories for loans and debt securities, consideration of recoveries in estimating allowances, reinsurance recoveries, consideration of prepayments and estimated costs to sell when foreclosure is probable. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. The amendments in this Update added clarification and correction to ASU 2016-13 around expected recoveries for purchased financial assets with credit deterioration, transition relief for troubled debt restructurings, disclosures related to accrued interest receivables, and financial assets secured by collateral maintenance provisions. The guidance for these pronouncements was effective for interim and annual periods beginning after December 15, 2019, and for most affected instruments adopted using a modified retrospective approach, with a cumulative effect adjustment recorded to beginning retained earnings. Effective January 1, 2020, the Company adopted the expected loss recognition model related to mortgage loans, debt securities held-to-maturity at that time and reinsurance recoverable using a modified retrospective approach. The change in accounting, net of tax, of $3.0 million was recorded as a charge to retained earnings in the first quarter of 2020 reflecting initial allowance for estimated credit losses balances of $1.2 million on mortgage loans and $3.3 million on debt securities held to maturity. The estimated credit losses for the reinsurance recoverable were immaterial to the financial statements, but are monitored on a quarterly basis for any changes. Refer to Note (2) Investments for more information. Certain disclosures required by ASU 2016-13 are not included in the Consolidated Financial Statements as the impact of this standard was not material.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future Consolidated Financial Statements.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)  INVESTMENTS

(A)  Investment Income

The major components of net investment income are as follows:

	Years Ended December 31,
	2022	2021	2020
	(In thousands)

Gross investment income:
Debt and equity securities	$298,965	309,082	373,479
Mortgage loans	20,691	20,155	13,162
Policy loans	2,626	2,667	3,361
Short-term investments	3,940	293	2,160
Other investment assets	27,409	16,321	12,698

Total investment income	353,631	348,518	404,860
Less investment expenses	2,420	2,762	2,412

Net investment income (excluding derivatives and trading securities)	351,211	345,756	402,448
Index option derivative gain (loss)	(86,866)	120,718	14,754
Embedded derivative on reinsurance	250,230	84,725	—
Trading securities market adjustments	(214,935)	11,331	—

Net investment income	$299,640	562,530	417,202

(B)  Mortgage Loans and Real Estate

A financing receivable is a contractual right to receive money on demand or on fixed or determinable dates that is recognized as an asset in a company’s statement of financial position. The Company’s mortgage, participation and mezzanine loans on real estate are the only financing receivables included in the Consolidated Balance Sheets.

In general, the Company originates loans on high quality, income-producing properties such as shopping centers, freestanding retail stores, office buildings, storage units, industrial and sales or service facilities, selected apartment buildings, hotels, and health care facilities. The location of these properties are typically in major metropolitan areas that offer a potential for property value appreciation. Credit and default risk are minimized through strict underwriting guidelines and diversification of underlying property types and geographic locations. In addition to being secured by the property, mortgage loans with leases on the underlying property are supported by the lease payments.  This approach has proven to result in quality mortgage loans with few defaults. Mortgage loan interest income is recognized on an accrual basis with any premium or discount amortized over the life of the loan. Prepayment and late fees are recorded on the date of collection.

The Company targets a minimum specified yield on mortgage loan investments determined by reference to currently available debt security instrument yields plus a desired amount of incremental basis points. A low interest rate environment and a competitive marketplace, had resulted in fewer loan opportunities being available that met the Company's required rate of return. Mortgage loan originations were further impeded by the COVID-19 pandemic and its effects upon the commercial real estate market. As stabilization returned to the commercial real estate market, the Company directed resources and effort towards expanding its mortgage loan investment portfolio. The rapid rise in interest rate levels during 2022 caused potential mortgage loan opportunities to fall outside the Company's underwriting criteria resulting in a lower level of originations. Mortgage loans originated by the Company totaled $47.4 million and $183.6 million for the years 2022 and 2021, respectively.

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

Included in the mortgage loan investment balance at December 31, 2022, and 2021 were three mortgage loan investments made by Prosperity under the funds withheld reinsurance agreement totaling $19.3 million and $8.5 million, respectively. The Company has elected fair value measurement for these mortgage loans, and similar to trading debt securities, these loans are reported at fair market values in order to allow the market value fluctuation to be recorded directly in the Consolidated Statements of Earnings and to offset the embedded derivative liability change due to market value fluctuations.

The Company held net investments in mortgage loans, after allowances for credit losses, totaling $505.7 million and $487.3 million at December 31, 2022 and 2021, respectively.  The diversification of the portfolio by geographic region, property type, and loan-to-value ratio was as follows:

	December 31, 2022		December 31, 2021
	Amount	%	Amount	%
	(In thousands, except for percentages)

Mortgage Loans by Geographic Region:
West South Central	$220,357	43.2	$237,644	48.5
East North Central	60,520	11.9	61,397	12.6
South Atlantic	104,334	20.4	81,847	16.7
East South Central	18,753	3.7	20,069	4.1
West North Central	11,942	2.3	12,213	2.5
Pacific	11,924	2.3	13,800	2.8
Middle Atlantic	40,742	8.0	36,296	7.4
Mountain	42,023	8.2	26,613	5.4
Gross balance	510,595	100.0	489,879	100.0

Market value adjustment	(1,290)	(0.3)	412	0.1
Allowance for credit losses	(3,575)	(0.7)	(2,987)	(0.6)

Totals	$505,730	99.0	$487,304	99.5

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2022		December 31, 2021
	Amount	%	Amount	%
	(In thousands, except for percentages)

Mortgage Loans by Property Type:
Retail	$169,618	33.2	$164,895	33.7
Office	140,092	27.4	142,824	29.2
Storage facility	79,853	15.7	73,401	15.0
Industrial	35,896	7.0	34,212	7.0
Hotel	23,431	4.6	23,748	4.8
Land/lots	4,605	0.9	4,597	0.9
Apartments	38,377	7.5	38,920	7.9
Residential	14,599	2.9	1,905	0.4
All other	4,124	0.8	5,377	1.1
Gross balance	510,595	100.0	489,879	100.0

Market value adjustment	(1,290)	(0.3)	412	0.1
Allowance for credit losses	(3,575)	(0.7)	(2,987)	(0.6)

Totals	$505,730	99.0	$487,304	99.5

	December 31, 2022		December 31, 2021
	Amount	%	Amount	%
	(In thousands, except for percentages)

Mortgage Loans by Loan-to-Value Ratio (1):
Less than 50%	$100,757	19.7	$100,806	20.6
50% to 60%	145,093	28.4	128,191	26.2
60% to 70%	217,445	42.6	202,670	41.3
70% to 80%	47,300	9.3	58,212	11.9
Gross balance	510,595	100.0	489,879	100.0

Market value adjustment	(1,290)	(0.3)	412	0.1
Allowance for credit losses	(3,575)	(0.7)	(2,987)	(0.6)

Totals	$505,730	99.0	$487,304	99.5

(1)  Loan-to-Value Ratio is determined using the most recent appraised value. Appraisals are required at the time of funding and may be updated if a material change occurs from the original loan agreement.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All mortgage loans, excluding mortgage loans carried at fair value, are analyzed on an ongoing basis in order to monitor the financial quality of these assets. Mortgage loans with a likelihood of becoming delinquent are identified and placed on an internal “watch list.” Among the criteria that would indicate a potential problem include: major tenant vacancies or bankruptcies, late payments, and loan relief/restructuring requests. Specific mortgage loans on the internal watch list are analyzed to determine whether an impairment has occurred on any loan that would require a write down of its carrying value in the financial statements.

The Company maintains a general valuation allowance following the GAAP standard for current expected credit losses ("CECL"). The objective of the CECL model is for the reporting entity to recognize its estimate of current expected credit losses for affected financial assets in a valuation allowance deducted from the amortized cost basis of the related financial assets that results in presenting the net carrying value of financial assets at the amount expected to be collected. For mortgage loan investments the Company employs the Weighted Average Remaining Maturity ("WARM") method in estimating current expected losses with respect to mortgage loan investments. The WARM method applies publicly available data of default incidence of commercial real estate properties by several defined segmentations combined with future assumptions regarding economic conditions (i.e. GDP forecasts) both in the near term and the long term. Changes in the allowance for current expected credit losses are reported in Net investment income in the Consolidated Statements of Earnings.

The following table represents the mortgage loans allowance for credit losses.

	Years Ended December 31,
	2022	2021
	(In thousands)

Mortgage Loans Allowance for Credit Losses:
Balance, beginning of the period	$2,987	2,486
Provision (release) during the period	588	501

Balance, end of period	$3,575	2,987

The Company does not recognize interest income on loans past due 90 days or more. The Company had no mortgage loans past due six months or more at December 31, 2022, 2021 and 2020.  There was no interest income not recognized in 2022 or 2021.

The contractual maturities of mortgage loan principal balances at December 31, 2022 and 2021 were as follows:

	December 31, 2022		December 31, 2021
	Amount	%	Amount	%
	(In thousands, except for percentages)

Principal Balance by Contractual Maturity:
Due in one year or less	$2,299	0.5	$13,422	2.7
Due after one year through five years	184,439	36.1	127,766	26.1
Due after five years through ten years	205,712	40.3	222,444	45.4
Due after ten years through fifteen years	107,503	21.0	115,313	23.5
Due after fifteen years	10,869	2.1	11,280	2.3

Totals	$510,822	100.0	$490,225	100.0

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's direct investments in real estate investments are not a significant portion of its total investment portfolio. These investments totaled approximately $27.7 million at December 31, 2022 and $28.6 million at December 31, 2021, and consist primarily of income-producing properties which are being operated by a wholly owned subsidiary of National Western. The Company recognized operating income on its direct investments in real estate of $3.0 million, $2.9 million and $2.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. The Company had real estate investments that were non-income producing for the preceding twelve months totaling $0.0 million, $0.1 million, and $0.4 million at December 31, 2022, 2021 and 2020, respectively.

Net real estate gains for the year ended December 31, 2022, are related to the sale of land located in Freeport, Texas and Houston, Texas along with a retail property located in Ruidoso, New Mexico for a total combined net realized gain of $1.2 million. Net real estate loss for the year ended December 31, 2021 was related to the Ozark National's sale of their home office, parking garage and parking lot all located in Kansas City, Missouri at a net realized loss of $1.4 million. Net real estate gains for the year ended December 31, 2020 were $2.7 million, and related to the sale of a property located in Travis County Texas.
(C)  Debt Securities

The table below presents amortized costs and fair values of debt securities available-for-sale at December 31, 2022.

	Debt Securities Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
	(In thousands)

Debt securities:
U.S. Agencies	$21,003	—	(377)	20,626	—
U.S. Treasury	2,813	6	(90)	2,729	—
States and political subdivisions	476,338	668	(65,507)	411,499	—
Foreign governments	62,964	—	(17,076)	45,888	—
Public utilities	681,785	117	(66,765)	615,137	—
Corporate	6,199,886	1,940	(570,255)	5,631,571	—
Commercial mortgage-backed	21,965	—	(1,680)	20,285	—
Residential mortgage-backed	337,186	183	(16,338)	321,031	—
Asset-backed	634,820	168	(92,121)	542,867	—

Totals	$8,438,760	3,082	(830,209)	7,611,633	—

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents amortized costs and fair values of debt securities available-for-sale at December 31, 2021.

	Debt Securities Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
U.S. Agencies	$43,472	1,071	—	44,543
U.S. Treasury	2,469	21	—	2,490
States and political subdivisions	479,148	27,733	(921)	505,960
Foreign governments	62,979	293	(881)	62,391
Public utilities	745,359	39,919	(309)	784,969
Corporate	6,322,471	391,287	(12,805)	6,700,953
Commercial mortgage-backed	27,016	741	—	27,757
Residential mortgage-backed	530,702	18,921	—	549,623
Asset-backed	390,634	2,123	(2,497)	390,260

Totals	$8,604,250	482,109	(17,413)	9,068,946

The Company's investment policy includes investing in high quality securities with the primary intention of holding these securities until the stated maturity. As such, the portfolio has exposure to interest rate risk, which is the risk that funds are invested today at a market interest rate and in the future interest rates rise causing the current market price on that investment to be lower. This risk is not a significant factor relative to the Company's buy and hold philosophy, since the intention is to receive the stated interest rate and principal at maturity to match liability requirements to policyholders. The Company manages these risks, for example, by purchasing mortgage-backed securities types that have more predictable cash flow patterns.

The Company held below investment grade debt securities totaling $112.0 million and $153.0 million at December 31, 2022 and 2021, respectively. These amounts represent 1.2% and 1.4% of total invested assets for December 31, 2022 and 2021, respectively. Below investment grade holdings are the result of credit rating downgrades subsequent to purchase, as the Company only invests in high quality securities with ratings quoted as investment grade. Below investment grade securities generally have greater default risk than higher rated corporate debt. The issuers of these securities are usually more sensitive to adverse industry or economic conditions than are investment grade issuers.

For the years ended December 31, 2022, 2021, and 2020, the Company recorded net realized gains totaling $6.4 million, $15.0 million and $21.1 million, respectively, related to the disposition of investment securities and real estate.

Debt securities balances at December 31, 2022 and 2021 include Ozark National holdings of $674.8 million and $823.0 million in available-for-sale, respectively. At the acquisition date of Ozark National the Company employed purchase accounting procedures in accordance with GAAP which revalued the acquired investment portfolio to their fair values as of the date of the acquisition. These fair values became the book values for Ozark National from that point going forward.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the gross unrealized losses and fair values of the Company's available-for-sale debt securities by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2022.

	Debt Securities Available-For-Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
U.S. Government agencies	$20,626	(377)	—	—	20,626	(377)
U.S. Treasury	1,749	(90)	—	—	1,749	(90)
States and political subdivisions	346,009	(55,014)	28,420	(10,493)	374,429	(65,507)
Foreign governments	22,591	(7,658)	23,296	(9,420)	45,887	(17,078)
Public utilities	601,824	(61,970)	10,747	(4,795)	612,571	(66,765)
Corporate bonds	4,985,075	(432,492)	434,625	(137,763)	5,419,700	(570,255)
Commercial mortgage-backed	20,285	(1,680)	—	—	20,285	(1,680)
Residential mortgage-backed	307,410	(16,338)	—	—	307,410	(16,338)
Asset-backed	368,132	(59,936)	156,719	(32,185)	524,851	(92,121)

Total	$6,673,701	(635,555)	653,807	(194,656)	7,327,508	(830,211)

The following table shows the gross unrealized losses and fair values of the Company's available-for-sale debt securities by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2021.

	Debt Securities Available-For-Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
States and political subdivisions	$38,853	(779)	1,790	(142)	40,643	(921)
Foreign governments	31,862	(881)	—	—	31,862	(881)
Public utilities	15,286	(309)	—	—	15,286	(309)
Corporate bonds	541,974	(11,378)	25,319	(1,427)	567,293	(12,805)
Home equity	188,960	(2,497)	—	—	188,960	(2,497)

Total	$816,935	(15,844)	27,109	(1,569)	844,044	(17,413)

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unrealized losses increased in 2022 from 2021 amounts primarily as a result of an increase in market interest rate levels during 2022.  The ten-year U.S. Treasury bond increased 237 basis points during the year ended December 31, 2022.

The amortized cost and fair value of investments in available-for-sale debt securities at December 31, 2022, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Debt Securities Available-for-Sale
	Amortized Cost	Fair Value
	(In thousands)

Due in 1 year or less	$719,108	714,084
Due after 1 year through 5 years	2,866,915	2,747,445
Due after 5 years through 10 years	1,812,394	1,625,461
Due after 10 years	2,046,372	1,640,459
	7,444,789	6,727,449

Mortgage and asset-backed securities	993,971	884,184

Total before allowance for credit losses	8,438,760	7,611,633

Allowance for credit losses	—	—

Total	$8,438,760	7,611,633

The Company uses the specific identification method in computing realized gains and losses.  The table below presents realized gains and losses for the periods indicated.

	Years Ended December 31,
	2022	2021	2020
	(In thousands)

Available-for-sale debt securities:
Realized gains on disposal	$5,304	16,377	5,677
Realized losses on disposal	(193)	(5)	—
Held-to-maturity debt securities:
Realized gains on redemption	—	—	12,734
Realized losses on redemption	—	—	(1)
Real estate	1,244	(1,421)	2,661
Mortgage loans	—	—	—
Other	—	(1)	—

Totals	$6,355	14,950	21,071

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Except for the total U.S. government agency mortgage-backed securities held, the Company had no other investments in any entity in excess of 10.0% of stockholders' equity at December 31, 2022 or 2021.

The following table presents the available-for-sale debt securities allowance for credit losses for the years ended December 31, 2022 and 2021.

December 31,
	2022	2021
Debt Securities Available-for- Sale
(In thousands)

Balance, beginning of period	$—	—
(Releases)/provision during period	—	—

Balance, end of period	$—	—

The Company determines current expected credit losses for available-for-sale debt securities when fair value is less than amortized cost, interest payments are missed, and the security is experiencing credit issues. Provisions to and releases from the allowance for credit losses are recorded in Net investment income in the Consolidated Statements of Earnings. Based on its review, the Company determined none of these investments required an allowance for credit loss at December 31, 2022 or 2021. The Company's operating procedures include monitoring the investment portfolio on an ongoing basis for any changes in issuer facts and circumstances that might lead to future need for a credit loss allowance.

(D)  Net Unrealized Gains (Losses)

Net unrealized gains (losses) on investment securities included in stockholders' equity at December 31, 2022 and 2021, are as follows:

	December 31,
	2022	2021
	(In thousands)

Gross unrealized gains	$3,082	482,109
Gross unrealized losses	(830,209)	(17,413)
Adjustments for:
Deferred policy acquisition costs and sales inducements	295,527	(178,340)
Deferred Federal income tax expense	111,636	(60,135)
Net unrealized gains (losses) on investment securities	$(419,964)	226,221

(E)  Transfer of Securities

There were no transfers in 2022 or 2021 between debt securities available-for-sale and trading. The Company does not classify any debt securities as held-to-maturity.

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

The Company maintains two coinsurance funds withheld reinsurance agreement under which identified assets with underlying unrealized gains (losses) are maintained in a funds withheld account. While the assets are withheld, the associated interest and credit risk of these assets are transferred to the reinsurers, creating an embedded derivative on reinsurance in the funds withheld liability. Accordingly, the Company is required to bifurcate the embedded derivative from the host contract in accordance with GAAP. The fair value of the embedded derivative on reinsurance is computed as the unrealized gain (loss) on the underlying funds withheld assets. This amount is included as a component of the funds withheld liability balance on the Consolidated Balance Sheets with changes in the embedded derivative on reinsurance reported in Net investment income in the Consolidated Statements of Earnings. Changes in the funds withheld liability are reported in operating activities in the Consolidated Statements of Cash Flows.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tables below present the fair value of derivative instruments as of December 31, 2022 and 2021.

	December 31, 2022
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments:
Equity index options	Derivatives, Index Options	$23,669

Fixed-index products			Universal Life and Annuity Contracts	$62,258
Embedded derivative on reinsurance contract			Funds Withheld Liability	(334,955)

Total		$23,669		$(272,697)

	December 31, 2021
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments:
Equity index options	Derivatives, Index Options	$101,622

Fixed-index products			Universal Life and Annuity Contracts	$142,761
Embedded derivative on reinsurance contract			Funds Withheld Liability	(84,725)

Total		$101,622		$58,036

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the effect of derivative instruments in the Consolidated Statements of Earnings for the years ended December 31, 2022, 2021 and 2020.

		Amount of Gain or (Loss) Recognized In Income on Derivatives
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized In Income on Derivatives	2022	2021	2020
		(In thousands)

Equity index options	Net investment income	$(86,865)	120,718	14,754

Fixed-index products	Universal life and annuity contract interest	89,415	(133,327)	(44,970)
Embedded derivative on reinsurance contract	Net investment income	250,230	84,725	—

		$252,780	72,116	(30,216)

The embedded derivative liability on fixed-index products, the change of which is recorded in universal life and annuity contract interest in the Consolidated Statements of Earnings, includes projected interest credits that are offset by the expected collectability by the Company of asset management fees on fixed-index products. The anticipated asset management fees to be collected increases or decreases based upon the most recent performance of index options and adds to or reduces the offset applied to the embedded derivative liability (increasing or decreasing contract interest expense). In the years ended December 31, 2022, 2021, and 2020, the change in the embedded derivative liability due to the expected collectability of asset management fees increased contract interest expense by $0.0 million, $6.5 million, and $34.4 million, respectively.

During 2020, the Company changed its budget for purchasing these options to match the collection of asset management fees with the payoff from out-of-the-money options, thereby removing the option premium that was previously being paid for the probability or expectation of collecting asset management fees ("out-of-the-money" hedging). Consequently, for annuity products having asset management fee features, the remaining one-year options purchased under the prior method expired during 2021 and were replaced by out-of-the-money hedges, Accordingly, the embedded derivative liability component due to the projected collectability of asset management fees no longer existed in 2022.

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

The following tables set forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of the date indicated.

	December 31, 2022
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available-for-sale	$7,611,633	—	7,148,838	462,795
Debt securities, trading	1,065,993	—	942,756	123,237
Equity securities	22,076	18,407	3,669	—
Mortgage loans	19,334	—	—	19,334
Derivatives, index options	23,669	—	—	23,669
Short-term investments	3,937	—	3,937	—

Total assets	$8,746,642	18,407	8,099,200	629,035

Policyholder account balances (a)	$62,258	—	—	62,258
Other liabilities (b)	(314,413)	—	(324,712)	10,299

Total liabilities	$(252,155)	—	(324,712)	72,557

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2021
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available-for-sale	$9,068,946	—	8,741,984	326,962
Debt securities, trading	1,077,438	—	1,002,616	74,822
Equity securities	28,217	23,795	4,422	—
Mortgage loans	8,469	—	—	8,469
Derivatives, index options	101,622	—	—	101,622

Total assets	$10,284,692	23,795	9,749,022	511,875

Policyholder account balances (a)	$142,761	—	—	142,761
Other liabilities	(76,856)	—	(84,725)	7,869

Total liabilities	$65,905	—	(84,725)	150,630

(a)  Represents the fair value of certain product-related embedded derivatives that were recorded at fair value.
(b)  Represents the liability for share-based compensation and the embedded derivative for funds withheld.

The following tables provide additional information about fair value measurements for which significant unobservable inputs (Level 3) were utilized to determine fair value.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2022
	Assets
	Debt Securities, Available-for-Sale	Trading Securities	Derivatives, Index Options	Mortgage Loans	Total Assets
	(In thousands)

Beginning balance, January 1, 2022	$326,962	74,822	101,622	8,469	511,875
Total realized and unrealized gains (losses):
Included in net earnings	—	(9,709)	(86,866)	(1,703)	(98,278)
Included in other comprehensive income (loss)	(41,424)	—	—	—	(41,424)
Purchases, sales, issuances and settlements, net:
Purchases	209,616	58,389	54,190	12,693	334,888
Sales	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	(32,359)	(265)	(45,277)	(125)	(78,026)
Transfers into (out of) Level 3	—	—	—	—	—

Balance at end of period December 31, 2022	$462,795	123,237	23,669	19,334	629,035

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets/liabilities held at the end of the reporting period:
Net investment income	—	(9,709)	(30,779)	(1,703)	(42,191)
Benefits and expenses	—	—	—	—	—

Total	$—	(9,709)	(30,779)	(1,703)	(42,191)

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2022
	Total Liabilities
	Embedded Derivative on Funds Withheld Liability	Policyholder Account Balances	Share-based Comp	Total Liabilities
		(In thousands)

Beginning balance, January 1, 2022	$—	142,761	7,869	150,630
Total realized and unrealized gains (losses):
Included in net earnings	(11,412)	(89,416)	14,221	(86,607)
Included in other comprehensive income (loss)	—	—	—	—
Purchases, sales, issuances and settlements, net:
Purchases	—	54,190	—	54,190
Sales	—	—	—	—
Issuances	—	—	1,015	1,015
Settlements	—	(45,277)	(2,563)	(47,840)
Transfers into (out of) Level 3	1,169	—	—	1,169

Balance at end of period December 31, 2022	$(10,243)	62,258	20,542	72,557

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets/liabilities held at the end of the reporting period:
Net investment income	(11,412)	—	—	(11,412)
Benefits and expenses	—	(30,779)	14,221	(16,558)

Total	$(11,412)	(30,779)	14,221	(27,970)

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2021
	Assets
	Debt Securities, Available-for-Sale	Trading Securities	Derivatives, Index Options	Mortgage Loans	Total Assets
	(In thousands)

Beginning balance, January 1, 2021	$—	—	132,821	—	132,821
Total realized and unrealized gains (losses):
Included in net earnings	—	757	120,717	412	121,886
Included in other comprehensive income (loss)	876	—	—	—	876
Purchases, sales, issuances and settlements, net:
Purchases	245,456	75,265	47,203	8,103	376,027
Sales	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	(13,031)	(1,200)	(199,119)	(46)	(213,396)
Transfers into (out of) Level 3	93,661	—	—	—	93,661

Balance at end of period December 31, 2021	$326,962	74,822	101,622	8,469	511,875

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets/liabilities held at the end of the reporting period:
Net investment income	$—	757	54,420	412	55,589
Benefits and expenses	—	—	—	—	—

Total	$—	757	54,420	412	55,589

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2021
	Other Liabilities
	Policyholder Account Balances	Share-based Comp	Total Other Liabilities
	(In thousands)

Beginning balance, January 1, 2021	$161,351	6,202	167,553
Total realized and unrealized gains (losses):
Included in net earnings	133,326	5,581	138,907
Included in other comprehensive income (loss)	—	—	—
Purchases, sales, issuances and settlements, net:
Purchases	47,203	—	47,203
Sales	—	—	—
Issuances	—	182	182
Settlements	(199,119)	(4,096)	(203,215)
Transfers into (out of) Level 3	—	—	—

Balance at end of period December 31, 2021	$142,761	7,869	150,630

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets/liabilities held at the end of the reporting period:
Net investment income	$—	—	—
Benefits and expenses	54,420	5,581	60,001

Total	$54,420	5,581	60,001

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the valuation method for financial assets and liabilities categorized as level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

	December 31, 2022
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(In thousands)

Assets:
Debt securities, available-for-sale	$76,003	Discounted cash flow	Discount rate	4.32% - 7.28% (5.79%)
Derivatives, index options	23,669	Broker prices	Implied volatility	12.94% - 34.75% (19.32%)
Mortgage loans	19,334	Discounted cash flow	Spread	150 - 300 bps
Total assets	$119,006

Liabilities:
Policyholder account balances	$62,258	Deterministic cash flow model	Projected option cost	0.00% - 6.07% (0.65%)
Share based compensation	20,542	Black-Scholes model	Expected term	0.9 to 10.0 years
			Expected volatility	36.18%
Total liabilities	$82,800

	December 31, 2021
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(In thousands)

Assets:
Debt securities, available-for-sale	$113,268	Discounted cash flow	Discount rate	2.40% - 6.14% (4.06%)
Derivatives, index options	101,622	Broker prices	Implied volatility	11.76% - 16.54% (14.55%)
Mortgage loans	8,469	Discounted cash flow	Spread	100 - 250 bps
Total assets	$223,359

Liabilities:
Policyholder account balances	$142,761	Deterministic cash flow model	Projected option cost	0.03% - 14.49% (2.65%)
Share based compensation	7,869	Black-Scholes model	Expected term	1.9 to 10.0 years
			Expected volatility	35.05%
Total liabilities	$150,630

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tables above exclude certain securities for which fair values are obtained and unadjusted from third party vendors, including the funds withheld trading debt securities supporting the embedded derivative liability. Realized gains (losses) on debt securities are reported in the Consolidated Statements of Earnings as Net realized investment gains (losses) with liabilities reported as expenses. Unrealized gains (losses) on available-for-sale debt securities are reported as Other comprehensive income (loss) within the stockholders’ equity section of the Consolidated Balance Sheets. Unrealized gains (losses) on trading debt securities are reported in the Consolidated Statements of Earnings as Net investment income.

The fair value hierarchy classifications are reviewed each reporting period. Reclassification of certain financial assets and liabilities may result based on changes in the observability of valuation attributes. Reclassifications are reported as transfers into and out of Level 3 at the beginning fair value for the reporting period in which the changes occur.

GAAP defines fair value, establishes a framework for measuring fair value, and requires additional disclosures about fair value measurements. Fair value is based on an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The objective of a fair value measurement is to determine that price for each financial instrument at each measurement date. GAAP also establishes a hierarchical disclosure framework which prioritizes and ranks the level of market price observability used in measuring financial instruments at fair value. Market price observability is affected by a variety of factors including the type of instrument and the characteristics of instruments. Financial instruments with readily available active quoted prices or those for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. It is the Company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measures.

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

Annuity and supplemental contracts.  Fair values for the Company's insurance contracts other than annuity contracts are not required to be disclosed. This includes the Company's traditional and universal life products. Fair values for immediate annuities without mortality features are based on the discounted future estimated cash flows using current market interest rates for similar maturities. Fair values for deferred annuities, including fixed-index annuities, are determined using estimated projected future cash flows discounted at the rate that would be required to transfer the liability in an orderly transaction.  The fair values of liabilities under all insurance contracts are taken into consideration in the Company's overall management of interest rate risk, which minimizes exposure to changing interest rates through the matching of investment maturities with the duration of amounts due under insurance and annuity contracts.

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

When quoted market prices in active markets are unavailable, the Company determines fair values using various valuation techniques and models based on a range of observable market inputs including pricing models, quoted market price of publicly traded securities with similar duration and yield, time value, yield curve, prepayment speeds, default rates, and discounted cash flow. In most cases, these estimates are determined based on independent third party valuation information, and the amounts are disclosed in Level 2 of the fair value hierarchy. Generally, the Company obtains a single price or quote per instrument from independent third parties to assist in establishing the fair value of these investments.

Fair value measurements for investment securities where there exists limited or no observable data are calculated using the Company’s estimates based on current interest rates, credit spreads, liquidity premium or discount, the economic and competitive environment, unique characteristics of the security, and other pertinent factors. These estimates are derived a number of ways including, but not limited to, pricing provided by brokers where the price indicates reliability as to value, fair values of comparable securities incorporating a spread adjustment (for maturity differences, credit quality, liquidity, and collateralization), discounted cash flow models and margin spreads, bond yield curves, and observable market prices and exchange transaction information not provided by external pricing services. The resulting prices may not be realized in an actual sale or immediate settlement and there may be inherent weaknesses in any calculation technique. In addition, changes in underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents, by pricing source and fair value hierarchy level, the Company’s assets that are measured at fair value on a recurring basis:

	December 31, 2022
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available-for-sale:
Priced by third-party vendors	$7,535,630	—	7,148,838	386,792
Priced internally	76,003	—	—	76,003
Subtotal	7,611,633	—	7,148,838	462,795

Debt securities, trading:
Priced by third-party vendors	1,065,993	—	942,756	123,237
Subtotal	1,065,993	—	942,756	123,237

Equity securities:
Priced by third-party vendors	22,076	18,407	3,669	—
Priced internally	—	—	—	—
Subtotal	22,076	18,407	3,669	—

Mortgage loans:
Priced internally	19,334	—	—	19,334
Subtotal	19,334	—	—	19,334

Derivatives, index options:
Priced by third-party vendors	23,669	—	—	23,669
Subtotal	23,669	—	—	23,669

Short-term Investments:
Priced by third-party vendors	3,937	—	3,937	—
Subtotal	3,937	—	3,937	—

Total	$8,746,642	18,407	8,099,200	629,035

Percent of total	100.0%	0.2%	92.6%	7.2%

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts and fair values of the Company's financial instruments are as follows:

	December 31, 2022
			Fair Value Hierarchy Level
	Carrying Values	Fair Values	Level 1	Level 2	Level 3
	(In thousands)

ASSETS
Debt securities, available-for-sale	$7,611,633	7,611,633	—	7,148,837	462,796
Debt securities, trading	1,065,993	1,065,993	—	942,756	123,237
Cash and cash equivalents	295,270	295,270	295,270	—	—
Mortgage loans	505,730	457,873	—	—	457,873
Real estate	27,712	47,867	—	—	47,867
Policy loans	70,495	87,478	—	—	87,478
Other loans	31,586	31,915	—	—	31,915
Derivatives, index options	23,669	23,669	—	—	23,669
Equity securities	22,076	22,076	18,407	3,669	—
Short-term investments	3,937	3,937	—	3,937	—
Life interest in Libbie Shearn Moody Trust	7,100	12,775	—	—	12,775
Other investments	4,513	26,230	—	—	26,230

LIABILITIES
Deferred annuity contracts	$6,054,030	4,405,510	—	—	4,405,510
Immediate annuity and supplemental contracts	397,318	373,346	—	—	373,346

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

(5)  REINSURANCE

National Western reinsures the risk on any one life in excess of $500,000. Total life insurance in force was $13.9 billion and $15.0 billion at December 31, 2022 and 2021, respectively. Of these amounts, life insurance in force totaling $3.0 billion and $3.3 billion was ceded to reinsurance companies on a yearly renewable term basis at December 31, 2022 and 2021, respectively. In accordance with these reinsurance contracts, reinsurance receivables, including amounts related to claims incurred but not reported and liabilities for future policy benefits, totaled $91.2 million and $31.6 million at December 31, 2022 and 2021, respectively. Premiums and contract revenues were reduced by $23.7 million, $22.0 million and $21.0 million for reinsurance premiums ceded during 2022, 2021 and 2020, respectively. Benefit expenses were reduced by $12.7 million, $29.3 million and $8.4 million, for reinsurance recoveries during 2022, 2021 and 2020, respectively.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to the above, National Western is a party to a Funds Withheld Coinsurance Agreement ("Prosperity Agreement") with Prosperity Life Assurance Limited ("Prosperity"), an unauthorized reinsurer organized under the Laws of Bermuda. Under the Prosperity Agreement, National Western ceded, on a coinsurance with funds withheld basis, a 100% quota share of contractual statutory reserve liabilities approximating $1.7 billion pertaining to a group of in force fixed rate and payout annuity contracts issued by the Company on or before December 31, 2020, and paid to Prosperity a ceding commission of $48.0 million. The annuity statutory reserve liabilities ceded to Prosperity are secured by the funds withheld assets and a comfort trust established by Prosperity under which National Western is the sole beneficiary. The funds withheld assets and the assets in the trust are required to remain at a value prescribed under the Prosperity Agreement sufficient to support the current balance of policy benefit liabilities of the ceded business on a statutory basis. If the value of the funds withheld assets and the comfort trust account assets were ever to be less than the prescribed amount under the Prosperity Agreement, Prosperity is required to deposit funds into the trust for the amount of any shortfall. At December 31, 2022 and 2021, the current balance of policy benefit liabilities ceded on a statutory basis were $1.3 billion and $1.5 billion, respectively.

At the date of the Prosperity Agreement, December 31, 2020, the Company recorded as an asset on the Consolidated Balance Sheet a deferred cost of reinsurance ("COR") amount of $102.8 million associated with the funds withheld reinsurance transaction. This represents the amount of assets transferred at the closing date of the Prosperity Agreement (debt securities, policy loans, and cash) in excess of the GAAP liability ceded to Prosperity. This COR balance is amortized as a component of benefits and expenses commensurate with the runoff of the ceded block of funds withheld business. COR amortization expense for the years ended December 31, 2022 and 2021 was $11.4 million and $13.2 million, respectively.

On July 27, 2022, National Western entered into a second Funds Withheld Coinsurance Agreement ("Aspida Agreement") with Aspida Life Re Ltd. (“Aspida"), a reinsurer organized under the Laws of Bermuda. Pursuant to the Aspida Agreement, the Company agreed to cede, on a coinsurance with funds withheld basis, a specified quota share of certain liabilities pertaining to an in-force block of annuity contracts issued by the Company before July 1, 2022. The amount of statutory reserve liabilities ceded by the Company to Aspida under the agreement approximated $250.0 million. In addition, under the Aspida Agreement, the Company agreed to cede, on a coinsurance with funds withheld basis, a specified quota share of certain annuity contracts issued or to be issued by the Company on or after July 1, 2022. As consideration for Aspida’s commitment to provide reinsurance, the Company transferred into a funds withheld account permitted assets approximating the statutory reserve liabilities ceded to Aspida. In accordance with the Aspida Agreement and in order to provide additional security for Aspida’s obligations, the parties established a trust account for the benefit of the Company in which Aspida maintains certain assets and grants the Company a first priority security interest in such assets.

At the date of the Aspida Agreement, the Company recorded as a liability (deferred revenue) on the Consolidated Balance Sheet a deferred Gain on Reinsurance amount of $30.8 million associated with the funds withheld reinsurance transaction. This represents the net amount of GAAP reserves, deferred policy acquisition costs and sales inducements reinsured at the closing date, plus a $68.2 million ceding commission payable by Aspida, which in the aggregate was in excess of the Statutory Reserves ceded to Aspida. This balance is amortized and included in Other revenues in the Consolidated Statements of Earnings. For the year ended December 31, 2022, amortization revenue from the deferred Gain on Reinsurance was $1.4 million.

Ozark National generally reinsures the risk on any one life in excess of $200,000. Total life insurance in force was $5.7 billion and $5.9 billion at December 31, 2022 and 2021, respectively. Of this amount, life insurance in force totaling $0.5 billion and $0.5 billion was ceded to reinsurance companies at December 31, 2022 and 2021, respectively. In accordance with the reinsurance contracts, reinsurance receivables, including amounts related to claims incurred but not reported and liabilities for future policy benefits, totaled $32.4 million and $32.4 million at December 31, 2022 and 2021, respectively. Premiums and contract revenues were reduced by $2.8 million and $2.8 million for reinsurance premiums ceded during 2022 and 2021, respectively. Benefit expenses were reduced by $2.6 million and $2.4 million for reinsurance recoveries during 2022 and 2021, respectively.

A contingent liability exists with respect to reinsurance, as the Company remains liable if the reinsurance companies are unable to perform and meet their obligations under the existing agreements. The Company does not assume reinsurance but Ozark National maintains a closed block of assumed reinsurance.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts recoverable under reinsurance agreements are financial assets subject the accounting requirements of current expected credit losses ("CECL"). For a reinsurance agreement to qualify for reinsurance accounting, it must meet certain risk transfer conditions that include the possibility of financial loss by the assuming reinsurer. The Company conducted a credit loss analysis which included historical loss information, historical credit rating data, and consideration of existing collateral arrangements in order to estimate expected credit losses over the life of its reinsurance recoverable assets. At December 31, 2022 and 2021 the CECL allowance related to reinsurance agreements was $0.5 million and $0.0 million.

(6) DEFERRED TRANSACTION COSTS

Deferred transaction costs include deferred policy acquisition costs (DPAC), deferred sales inducements (DSI), value of business acquired (VOBA), and cost of reinsurance (COR).

A summary of information related to DPAC is provided in the following table:

	Years Ended December 31,
	2022	2021	2020
	(In thousands)

Balance, beginning of year	$569,839	382,080	723,972
Deferrals	45,444	77,306	69,857
Amortization, net of interest:
Amortization, excluding unlocking, net of interest	(101,477)	(84,349)	(107,917)
Unlocking	(559)	36,510	(22,358)
Adjustments related to unrealized (gains) losses	416,397	158,292	(261,186)
Reinsurance	(19,858)	—	(20,288)

Balance, end of year	$909,786	569,839	382,080

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of information related to DSI is provided in the following table:

	Years Ended December 31,
	2022	2021	2020
	(In thousands)

Balance, beginning of year	$78,136	43,845	104,359
Deferrals	4,039	18,118	10,344
Amortization, net of interest:
Amortization, excluding unlocking, net of interest	(14,130)	(14,755)	(18,363)
Unlocking	99	993	(4,445)
Adjustments related to unrealized (gains) losses	57,498	29,935	(43,557)
Reinsurance	(11,243)	—	(4,493)

Balance, end of year	$114,399	78,136	43,845

A summary of information related to VOBA is provided in the following table:

	Years Ended December 31,
	2022	2021	2020
	(In thousands)

Balance, beginning of year	$154,499	162,968	138,071
Business acquired	—	—	—
Other increase	—	—	35,125
Amortization:
Amortization, excluding unlocking	(8,005)	(8,469)	(10,228)
Unlocking	—	—	—

Balance as of end of year	$146,494	154,499	162,968

During the year ended December 31, 2020, the cash value of certain acquired reserves was increased which resulted in a commensurate increase in both the traditional life reserve liability and the related VOBA balance reported on the Consolidated Balance Sheets.

Estimated future amortization of VOBA, net of interest (in thousands), as of December 31, 2022, is as follows:

2023	$7,673
2024	7,363
2025	7,172
2026	7,030
2027	6,823

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of information related to COR is provided in the following table:

	Years Ended December 31,
	2022	2021	2020
	(In thousands)

Balance, beginning of year	$89,686	102,840	—
Additions	—	—	102,840
Amortization	(11,358)	(13,154)	—

Balance as of end of year	$78,328	89,686	102,840

The COR balance was recorded on the effective date of the funds withheld coinsurance agreement with Prosperity, December 31, 2020. Accordingly, no amortization was recorded in 2020.

(7) GOODWILL AND SPECIFICALLY IDENTIFIABLE INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill were as follows:

	Years Ended December 31,
	2022	2021	2020
	(In thousands)

Gross goodwill as of beginning of year	$13,864	13,864	13,864
Goodwill resulting from business acquisition	—	—	—
Gross goodwill, before impairments	13,864	13,864	13,864
Accumulated impairment as of beginning of year	—	—	—
Current year impairments	—	—	—

Net goodwill as of end of year	$13,864	13,864	13,864

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company periodically evaluates the goodwill balance for potential impairment and, as of the dates presented, determined that there was sufficient evidence to support not impairing the balance.

Identifiable Intangible Assets

The gross carrying amounts and accumulated amortization for each specifically identifiable intangible asset were as follows.

	December 31, 2022			December 31, 2021
	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(In thousands)

Trademarks/trade names	15	$2,800	(731)	2,800	(545)
Internally developed software	7	3,800	(2,126)	3,800	(1,583)
Insurance licenses	N/A	3,000	—	3,000	—

		$9,600	(2,857)	9,600	(2,128)

The value of trademarks was estimated using the relief from royalty method, based on the assumption that in lieu of ownership, an organization would be willing to pay a royalty in order to receive the related benefits of using the brand. The value of insurance licenses was estimated using the market approach to value, based on values paid for licenses in recent shell company transactions. The value of internally developed software was estimated using the replacement cost method. Trademarks, trade names and internally developed software are amortized using a straight-line method over their estimated useful lives. These intangibles assets are evaluated for impairment if indicators of impairment arise. Insurance licenses were determined to have an indefinite useful life. The Company evaluates the useful life of the insurance licenses at each reporting period to determine whether the useful life remains indefinite.

As of December 31, 2022, expected amortization expenses relating to purchased intangible assets for each of the next 5 years and thereafter is as follows:

Expected
Amortization
(In thousands)

2023	$730
2024	730
2025	730
2026	232
2027	187
Thereafter	1,134

$3,743

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)  SEGMENT AND OTHER OPERATING INFORMATION

(A)  Operating Segment Information

The Company defines its reportable operating segments as domestic life insurance, international life insurance, annuities, and ONL and Affiliates (previously referred to as "Acquired Businesses"). These segments are organized based on product types, geographic marketing areas, and business groupings. Ozark National and NIS have been combined into a separate segment given their inter-related marketing and sales approach which consists of a coordinated sale of a non-participating whole life insurance product (Ozark National) and a mutual fund investment product (NIS). A fifth category "All Others" primarily includes investments and earnings of non-operating subsidiaries as well as other remaining investments and assets not otherwise supporting specific segment operations. In accordance with GAAP guidance for segment reporting, the Company excludes or segregates realized investment gains and losses.

A summary of segment information is provided below.

	Domestic Life Insurance	International Life Insurance	Annuities	ONL & Affiliates	All Others	Totals
	(In thousands)

2022:
Selected Balance Sheet Items:
Deferred transaction costs	$233,460	270,035	584,158	161,354	—	1,249,007
Total segment assets	1,737,992	958,699	8,521,636	1,008,004	335,343	12,561,674
Future policy benefits	1,533,155	678,103	6,409,784	797,292	—	9,418,334
Other policyholder liabilities	25,596	15,560	118,615	15,318	—	175,089
Funds withheld liability	—	—	1,333,036	—	—	1,333,036

Condensed Income Statements:
Premiums and contract revenues	$59,379	76,115	15,353	76,033	—	226,880
Net investment income	17,671	1,681	229,324	29,198	21,766	299,640
Other revenues	93	71	6,777	11,539	7,042	25,522

Total revenues	77,143	77,867	251,454	116,770	28,808	552,042

Life and other policy benefits	25,090	20,777	48,029	65,574	—	159,470
Amortization of deferred transaction costs	18,968	19,643	73,926	8,861	—	121,398
Universal life and annuity contract interest	758	(3,840)	18,760	—	—	15,678
Other operating expenses	31,046	20,146	58,799	19,579	6,247	135,817
Federal income taxes	251	4,139	10,169	4,580	4,417	23,556
Total expenses	76,113	60,865	209,683	98,594	10,664	455,919

Segment earnings	$1,030	17,002	41,771	18,176	18,144	96,123

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Domestic Life Insurance	International Life Insurance	Annuities	ONL & Affiliates	All Others	Totals
	(In thousands)

2021:
Selected Balance Sheet Items:
Deferred transaction costs	$150,688	152,340	423,318	165,814	—	892,160
Total segment assets	1,791,017	975,942	9,187,610	1,115,380	356,716	13,426,665
Future policy benefits	1,537,482	749,537	6,843,457	782,511	—	9,912,987
Other policyholder liabilities	20,950	14,268	82,650	16,470	—	134,338
Funds withheld liability	—	—	1,485,267	—	—	1,485,267

Condensed Income Statements:
Premiums and contract revenues	$51,294	79,085	16,809	77,109	—	224,297
Net investment income	90,006	52,227	368,234	26,989	25,074	562,530
Other revenues	105	95	5,374	12,654	4,086	22,314

Total revenues	141,405	131,407	390,417	116,752	29,160	809,141

Life and other policy benefits	24,416	26,481	67,515	69,165	—	187,577
Amortization of deferred transaction costs	9,580	(11,118)	61,881	9,118	—	69,461
Universal life and annuity contract interest	77,246	31,696	104,242	—	—	213,184
Other operating expenses	26,959	19,679	53,817	20,244	5,913	126,612
Federal income taxes	656	13,249	21,094	3,675	4,762	43,436
Total expenses	138,857	79,987	308,549	102,202	10,675	640,270

Segment earnings	$2,548	51,420	81,868	14,550	18,485	168,871

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Domestic Life Insurance	International Life Insurance	Annuities	ONL & Affiliates	All Others	Totals
	(In thousands)

2020:
Selected Balance Sheet Items:
Deferred transaction costs	$94,100	124,480	302,397	170,756	—	691,733
Total segment assets	3,242,794	1,034,280	7,976,588	1,117,509	382,149	13,753,320
Future policy benefits	1,337,174	798,952	7,028,860	768,433	—	9,933,419
Other policyholder liabilities	16,378	11,086	94,049	16,967	—	138,480
Funds withheld liability	—	—	1,697,591	—	—	1,697,591

Condensed Income Statements:
Premiums and contract revenues	$53,834	88,167	17,025	78,921	—	237,947
Net investment income	54,516	27,273	290,576	26,383	18,454	417,202
Other revenues	58	67	43	10,118	8,236	18,522

Total revenues	108,408	115,507	307,644	115,422	26,690	673,671

Life and other policy benefits	18,471	14,084	31,043	67,739	—	131,337
Amortization of deferred transaction costs	17,661	24,929	87,133	10,780	—	140,503
Universal life and annuity contract interest	44,782	(2,087)	163,555	—	—	206,250
Other operating expenses	25,730	17,829	36,870	18,454	5,701	104,584
Federal income taxes (benefit)	265	9,143	(1,649)	4,413	3,159	15,331
Total expenses	106,909	63,898	316,952	101,386	8,860	598,005

Segment earnings (loss)	$1,499	51,609	(9,308)	14,036	17,830	75,666

Reconciliations of segment information to the Company's Consolidated Financial Statements are provided below.

	Years Ended December 31,
	2022	2021	2020
	(In thousands)

Premiums and Other Revenues:
Premiums and contract revenues	$226,880	224,297	237,947
Net investment income	299,640	562,530	417,202
Other revenues	25,522	22,314	18,522
Realized gains on investments	6,355	14,950	21,071

Total consolidated premiums and other revenues	$558,397	824,091	694,742

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
	2022	2021	2020
	(In thousands)

Federal Income Taxes:
Total segment Federal income taxes	$23,556	43,436	15,331
Taxes on realized gains on investments	1,334	3,140	4,425

Total consolidated Federal income taxes	$24,890	46,576	19,756

	Years Ended December 31,
	2022	2021	2020
	(In thousands)

Net Earnings:
Total segment earnings	$96,123	168,871	75,666
Realized gains on investments, net of taxes	5,021	11,810	16,646

Total consolidated net earnings	$101,144	180,681	92,312

	December 31,
	2022	2021	2020
	(In thousands)

Assets:
Total segment assets	$12,561,674	13,426,665	13,753,320
Other unallocated assets	538,553	903,524	894,950

Total consolidated assets	$13,100,227	14,330,189	14,648,270

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(B)  Geographic Information

A portion of the Company's premiums and contract revenues are from international policies with residents of countries other than the United States. Premiums and contract revenues detailed by country are provided below.

	Years Ended December 31,
	2022	2021	2020
	(In thousands)

United States	$163,733	156,614	165,217
Brazil	21,043	20,535	22,190
Taiwan	11,566	10,954	11,433
Peru	8,543	8,635	9,167
Venezuela	8,090	8,560	9,949
Haiti	7,519	4,453	4,708
Other foreign countries	32,866	39,382	38,969

Revenues, excluding reinsurance premiums	253,360	249,133	261,633
Reinsurance premiums	(26,480)	(24,836)	(23,686)

Total premiums and contract revenues	$226,880	224,297	237,947

Premiums and contract revenues are attributed to countries based on the location of the policyholder. All premiums from international policies are renewal premiums. The Company has no significant assets, other than certain limited financial instruments, located in countries other than the United States.

(C)  Major Agency Relationships

A portion exceeding 10% of National Western's annual annuity sales has been sold through one or more of its top independent marketing agencies in recent years. Business from one top agency accounted for approximately 13% of annuity sales in 2022. In 2022, one domestic independent marketing agency exceeded 10% of total Domestic Life sales accounting for 54%. Ozark National did not have a single distributor accounting for 10% or more of its sales in 2022.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of direct premiums and deposits collected is provided below.

	Years Ended December 31,
	2022	2021	2020
	(In thousands)

Annuity deposits	$236,931	462,632	358,900
Universal life insurance deposits	187,987	270,717	267,809
Traditional life and other premiums	94,379	96,429	98,711

Totals	$519,297	829,778	725,420

2.  SSAP requires commissions and related acquisition costs to be expensed as incurred; under GAAP these items are deferred and amortized.

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

4.  Deferred Federal income taxes are provided for temporary differences which are recognized in the Consolidated Financial Statements in a different period than for Federal income tax purposes. Deferred taxes are also recognized under SSAP; however, there are limitations as to the amount of deferred tax assets that may be reported as admitted assets. The change in the deferred taxes under SSAP is recorded directly in surplus, rather than as a component of income tax expense.

5.  For SSAP, debt securities are recorded at amortized cost, except for securities in or near default, which are reported at fair value. Under GAAP, debt securities are carried at amortized cost or fair value based on their classification as either held-to-maturity, available-for-sale, or trading.

6.  Investments in subsidiaries are recorded as affiliated common stock investments at their respective SSAP investment value under statutory accounting with the change in value recorded directly in surplus; under GAAP the financial statements of the subsidiaries have been consolidated with those of the Company.

7.   The asset valuation reserve and interest maintenance reserve are investment valuation reserves prescribed by SSAP; under GAAP these valuation reserves are not required and have been eliminated.

8. Beginning January 1, 2022, derivative investments were accounted for under a Colorado statutory permitted practice in which index option derivatives are recorded at amortized cost; under GAAP, index option derivatives are carried at fair value.

9. GAAP requires that embedded derivatives on funds withheld reinsurance agreements in which the credit risk of funds held is transferred to the reinsurer, are recognized as a component of the funds withheld liability. SSAP does not follow embedded derivative accounting.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  The table below provides the National Western and Ozark National net gain from operations, net income, unassigned surplus (retained earnings) and capital and surplus (stockholders' equity), on the statutory basis used to report to regulatory authorities for the years ended December 31.

	2022	2021	2020
	(In thousands)

National Western Life Insurance Company:
Net gain from operations before Federal and foreign income taxes	$72,793	85,440	1,423

Net income	$67,888	63,476	6,487

Unassigned surplus	$1,500,445	1,536,112	1,461,100

Capital and surplus	$1,544,509	1,580,176	1,505,163

Ozark National Life Insurance Company:
Net gain from operations before Federal and foreign income taxes	$26,926	23,103	24,976

Net income	$21,629	28,183	20,966

Unassigned surplus	$99,089	77,806	50,054

Capital and surplus	$127,043	105,761	78,009

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

	Years Ended December 31,
	2022		2021		2020
	Class A	Class B	Class A	Class B	Class A	Class B
	(In thousands except per share amounts)

Numerator for Basic and Diluted Earnings Per Share:
Net earnings	$101,144		180,681		92,312
Dividends – Class A shares	(1,237)		(1,237)		(1,237)
Dividends – Class B shares	(36)		(36)		(36)

Undistributed earnings	$99,871		179,408		91,039

Allocation of net earnings:
Dividends	$1,237	36	1,237	36	1,237	36
Allocation of undistributed earnings	97,047	2,824	174,334	5,074	88,464	2,575

Net earnings	$98,284	2,860	175,571	5,110	89,701	2,611

Denominator:
Basic earnings per share - weighted-average shares	3,436	200	3,436	200	3,436	200
Effect of dilutive stock options	—	—	—	—	—	—

Diluted earnings per share - adjusted weighted-average shares for assumed conversions	3,436	200	3,436	200	3,436	200

Basic earnings per share	$28.60	14.30	51.10	25.55	26.11	13.05

Diluted earnings per share	$28.60	14.30	51.10	25.55	26.11	13.05

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of other comprehensive income (loss) for 2022, 2021 and 2020 and the related tax effect are detailed below.

	Amounts Before Taxes	Tax (Expense) Benefit	Amounts Net of Taxes
	(In thousands)

2022:
Unrealized gains (losses) on securities, net of effects of deferred costs of $(473,867):
Net unrealized holding gains (losses) arising during the period	$(812,846)	170,698	(642,148)
Reclassification adjustment for net (gains) losses included in net earnings	(5,111)	1,073	(4,038)

Net unrealized gains (losses) on securities	(817,957)	171,771	(646,186)

Foreign currency translation adjustments	515	(108)	407
Benefit plan liability adjustment	16,997	(3,569)	13,428

Other comprehensive income (loss)	$(800,445)	168,094	(632,351)

	Amounts Before Taxes	Tax (Expense) Benefit	Amounts Net of Taxes
	(In thousands)

2021:
Unrealized gains (losses) on securities, net of effects of deferred costs of $187,987:
Net unrealized holding gains (losses) arising during the period	$(227,325)	47,738	(179,587)
Reclassification adjustment for net (gains) losses included in net earnings	(16,372)	3,438	(12,934)

Net unrealized gains (losses) on securities	(243,697)	51,176	(192,521)

Foreign currency translation adjustments	(20)	4	(16)
Benefit plan liability adjustment	16,543	(3,474)	13,069

Other comprehensive income (loss)	$(227,174)	47,706	(179,468)

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Amounts Before Taxes	Tax (Expense) Benefit	Amounts Net of Taxes
	(In thousands)

2020:
Unrealized gains (losses) on securities, net of effects of deferred costs of $(304,955):
Net unrealized holding gains (losses) arising during the period	$446,280	(93,719)	352,561
Unrealized liquidity gains (losses)	8	(2)	6
Reclassification adjustment for net (gains) losses included in net earnings	(5,677)	1,192	(4,485)

Net unrealized (losses) gains on securities	440,611	(92,529)	348,082

Foreign currency translation adjustments	18	(4)	14
Benefit plan liability adjustment	(16,182)	3,398	(12,784)

Other comprehensive income (loss)	$424,447	(89,135)	335,312

(12)  STOCKHOLDERS' EQUITY

(A)  Changes in Common Stock Shares Outstanding

Changes in shares of common stock outstanding are provided below.

	Years Ended December 31,
	2022	2021	2020
	(In thousands)

Common stock shares outstanding:
Shares outstanding at beginning of year	$3,636	3,636	3,636
Shares exercised under stock option plan	—	—	—

Shares outstanding at end of year	$3,636	3,636	3,636

(B)  Dividend Restrictions

National Western is restricted by state insurance laws as to dividend amounts which may be paid to stockholders without prior approval from the Colorado Division of Insurance. The restrictions are based on the lesser of statutory earnings from operations, excluding capital gains, or 10% of statutory surplus as of the previous year-end. Under these guidelines, the maximum dividend payment which may be made without prior approval in 2023 is $66.5 million.

As the sole owner of NWLIC, all dividends declared by National Western are payable entirely to NWLGI and are eliminated in consolidation. During 2022, the Board of Directors of National Western declared ordinary cash dividends totaling $2.0 million which were paid to NWLGI during the year. National Western did not declare or pay cash dividends to NWLGI during the year ended December 31, 2021.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Ozark National is similarly restricted under the state insurance laws of Missouri as to dividend amounts which may be paid to stockholders without prior approval to the greater of 10% of the statutory surplus of the company from the preceding year-end or the company's net gain from operations, excluding capital gains, from the prior calendar year. Based upon this restriction, the maximum dividend payment which may be made in 2023 without prior approval is $21.6 million.

All dividends declared by Ozark National are payable entirely to NWLIC as the sole owner and are eliminated in consolidation. Ozark National did not declare or pay cash dividends to NWLIC during the years ended December 31, 2022 and 2021.

NIS is restricted under FINRA rules as to maximum dividend amounts that can be paid out to stockholders. Maximum allowable dividend amounts are determined based on calculations which require that certain net capital thresholds be maintained after dividends are paid out. Under these guidelines, the maximum dividend payment which may be made as of December 31, 2022 was $13.6 million. No dividends were declared or paid in the years ended December 31, 2022 and 2021.

On October 21, 2022, the Board of Directors of NWLGI declared a cash dividend to stockholders on record as of November 7, 2022 which was paid December 1, 2022. The dividends approved were $0.36 per common share to Class A stockholders and $0.18 per common share to Class B stockholders. A dividend in the same amounts per share on Class A and Class B shares was declared in October 2021 and paid in December of 2021.

(C)  Regulatory Capital Requirements

The Colorado Division of Insurance and Missouri Department of Commerce and Insurance impose minimum risk-based capital requirements on insurance companies that were developed by the National Association of Insurance Commissioners ("NAIC"). The formulas for determining the amount of risk-based capital ("RBC") specify various weighting factors that are applied to statutory financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of a company's regulatory total adjusted capital to its authorized control level RBC, as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. National Western's current authorized control level RBC of $118.3 million is significantly below its regulatory total adjusted capital of $1.7 billion. In addition, Ozark National's regulatory total adjusted capital of $131.4 million is also materially greater than its current authorized control level RBC of $8.1 million.

(D)  Share-Based Payments

The Company's stockholders approved an Incentive Plan in 2016 which provides for the grant of any or all of the following types of awards to eligible employees: (1) stock options, including incentive stock options and nonqualified stock options; (2) stock appreciation rights ("SARs"), in tandem with stock options or freestanding; (3) restricted stock or restricted stock units; and (4) performance awards. The number of shares of Class A Common Stock, $0.01 par value, allowed to be issued under the Incentive Plan, cannot exceed 300,000. The Incentive Plan includes additional provisions, most notably regarding the definition of performance objectives which can be used in the issuance of the fourth type of award noted above (performance awards). The term of the Incentive Plan is for ten years from the date of stockholder approval.

All of the employees of the Company and its subsidiaries are eligible to participate in the Incentive Plan. In addition, directors of the Company are eligible to receive the same types of awards as employees except that they are not eligible to receive incentive stock options. Company directors, including members of the Compensation and Stock Option Committee, are eligible for nondiscretionary stock options. SARs granted prior to 2016 under a prior plan vest 20% annually following three years of service following the grant date. Employee SARs granted in 2016 and forward vest 33.3% annually following one year of service from the date of the grant. Directors' SARs grants vest 20% annually following one year of service from the date of grant.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Incentive Plan allows for certain other share or unit awards which are solely paid out in cash based on the value of the Company's shares, or changes therein, as well as the financial performance of the Company under pre-determined target performance metrics. Certain awards, such as restricted stock units ("RSUs") provide solely for cash settlement based upon the market price of the Company's Class A Common Stock, often referred to as "phantom stock-based awards" in equity compensation plans. Unlike share-settled awards, which have a fixed grant-date fair value, the fair value of unsettled or unvested liability awards is remeasured at the end of each reporting period based on the change in fair value of a share. The liability and corresponding expense are adjusted accordingly until the award is settled. For employees, the vesting period for RSUs is 100% at the end of three years from the grant date. RSUs granted prior to 2019 were paid in cash at the vesting date equal to the closing price of the Company's Class A Common Stock on the three year anniversary date. RSUs granted in 2019 and after are payable in cash at the three year vesting date equal to the 20-day moving average closing price of the Company's Class A Common Stock at that time.

Other awards may involve performance share units ("PSUs") which are units granted at a specified dollar amount per unit, typically linked to the share price of the Class A Common Stock, that are subsequently multiplied by an attained performance factor to derive the number of PSUs to be paid as cash compensation at the vesting date. PSUs also vest three years from the date of grant. For PSUs, the performance period begins the first day of the calendar year for which the PSUs are granted and runs three calendar years. At that time, the three-year performance outcome is measured against the pre-defined target amounts to determine the number of PSUs earned as compensation. PSUs granted prior to 2019 were paid at the closing price of the Class A Common Stock on the vesting date. PSUs granted in 2019 and forward are payable at the 20-day moving average closing price of the Class A Common Stock at the vesting date.

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

Directors of the Company are eligible to receive RSUs under the Incentive Plan. Unlike RSUs granted to officers, the RSUs granted to directors vest one year from the date of grant and are payable in cash at the vesting date equal to the 20-day moving average closing price of the Class A Common Stock at that time.

The following table shows all grants issued to officers and directors for the twelve months ended December 31, 2022 and 2021. These grants were made based upon the 20-day moving average closing market price of the Class A Common Stock at the grant date.

	Years Ended
	December 31, 2022		December 31, 2021
	Officers	Directors	Officers	Directors

SARs	113,127	—	64,157	—
RSUs	7,591	3,710	5,301	3,530
PSUs	5,989	—	4,066	—

The grant prices of Officer awards were $218.44 in 2021 and $220.61 in 2022. The grant prices of Director awards were $218.44 in 2021 and $207.84 in 2022. The annual allocation of PSU, SAR, and RSU awards to Officers was changed beginning in 2021 to place greater emphasis on SARs and less on PSU awards.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company uses the current fair value method to measure compensation costs for awards granted under the share-based plans. As of December 31, 2022 and 2021, the liability balance for these plans was $20.5 million and $7.9 million, respectively. A summary of awards by type and related activity is detailed below.

Options Outstanding
	Shares Available For Issuance Pursuant to Grants	Shares	Weighted-Average Exercise Price

Stock Options:
Balance at January 1, 2022	291,000	—	$—
Exercised	—	—	$—
Forfeited	—	—	$—
Expired	—	—	$—
Stock options granted	—	—	$—

Balance at December 31, 2022	291,000	—	$—

	Liability Awards
	SARs	RSUs	PSUs

Other Share/Unit Awards:
Balance at January 1, 2022	186,994	18,955	24,485
Exercised	(209)	(7,210)	(4,213)
Forfeited	(13,323)	(1,185)	(1,416)
Granted	113,127	11,301	5,989

Balance at December 31, 2022	286,589	21,861	24,845

SARs, RSUs, and PSUs shown as forfeited in the above tables represent vested and unvested awards not exercised by plan participants upon their termination from the Company in accordance with the expiration provisions of the awards. Furthermore, under the terms of all outstanding SARs, RSUs and PSUs, all such awards may be settled only in cash. Accordingly, no shares of Class A Common Stock are issuable under the terms of such awards.

The total intrinsic value of share-based compensation exercised and paid was $2.6 million, $4.1 million, and $2.8 million for the years ended December 31, 2022, 2021, and 2020, respectively. The total fair value of SARs, RSUs, and PSUs vested during the years ended December 31, 2022, 2021, and 2020 was $7.7 million, $3.7 million, and $4.2 million, respectively. No cash amounts were received from the exercise of stock options under the Plans during the periods reported on.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about SARs outstanding at December 31, 2022.

	SARs Outstanding
	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable

Exercise prices:
$210.22	21,850	0.9 years	21,850
$216.48	10,342	3.1 years	10,342
$311.16	7,981	4.1 years	7,981
$310.55	203	4.3 years	203
$334.34	7,631	5.0 years	7,631
$303.77	9,574	6.0 years	9,574
$252.91	17,638	6.8 years	17,638
$192.10	37,394	7.9 years	25,023
$218.44	60,849	9.0 years	20,272
$220.61	113,127	10.0 years	—
Totals	286,589		120,514

Aggregate intrinsic value (in thousands)	$16,672		$6,202

The aggregate intrinsic value in the table above is based on the closing Class A Common Stock price of $281.00 per share on December 31, 2022.

In estimating the fair value of SARs outstanding at December 31, 2022 and 2021, the Company employed the Black-Scholes option pricing model with assumptions as detailed below.

	December 31, 2022	December 31, 2021

Expected term	0.9 to 10.0 years	1.9 to 10.0 years
Expected volatility weighted-average	36.18%	35.05%
Expected dividend yield	0.13%	0.17%
Risk-free rate weighted-average	4.19%	1.01%

The Company reviewed the contractual term relative to the SARs as well as perceived future behavior patterns of exercise. Volatility is based on the Company’s historical volatility over the expected term of the SARs by expected exercise date.

The pre-tax compensation expense/(benefit) recognized in the Consolidated Financial Statements related to these plans was $15.2 million, $5.8 million, and $(2.2) million for the years ended December 31, 2022, 2021 and 2020, respectively. The related tax (benefit)/expense recognized was $(3.2) million, $(1.2) million, and $0.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.

For the years ended December 31, 2022, 2021 and 2020, the total pre-tax compensation expense related to nonvested share-based awards not yet recognized was $27.4 million, $11.9 million, and $9.1 million, respectively. The December 31, 2022 amount is expected to be recognized over a weighted-average period of 1.5 years. The Company recognizes compensation cost over the graded vesting periods.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13)  INFORMATION REGARDING CONTROLLING STOCKHOLDER

Robert L. Moody, Sr., through the Robert L. Moody Revocable Trust controls 99.0% of the 200,000 aggregate outstanding shares of the Company's Class B Common Stock as of December 31, 2022. The shares of Class B Common Stock owned by the revocable trust represent 5.45% of the total number of outstanding shares of the Company. Holders of the Company's Class A Common Stock elect one-third of the Board of Directors of the Company (rounded up to the nearest whole number if not evenly divisible by three), and holders of the Class B Common Stock elect the remainder. Any cash or in-kind dividends paid on each share of Class B Common Stock are to be only one-half of the cash or in-kind dividends paid on each share of Class A Common Stock. In the event of liquidation of the Company by dissolution, the holders of Class A Common Stock will receive the par value of their shares; then the holders of Class B Common Stock will receive the par value of their shares; and the remaining net assets of the Company shall be divided between the stockholders of both Class A Common Stock and Class B Common Stock based upon the number of shares held. The approval of the holders of two-thirds of the outstanding Class A Common Stock is required to modify these dividend and liquidation provisions. Except as described above in this paragraph, on all matters submitted to the Company's stockholders other than the election or removal of directors, the holders of Class A Common Stock and Class B Common Stock vote together as a single class, with each share entitled to one vote.

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

Obligations and Funded Status

	December 31,
	2022	2021
	(In thousands)

Changes in projected benefit obligations:
Projected benefit obligations at beginning of year	$22,056	23,927
Service cost	131	119
Interest cost	581	528
Actuarial (gain) loss	(4,217)	(805)
Benefits paid	(1,574)	(1,713)

Projected benefit obligations at end of year	16,977	22,056

Changes in plan assets:
Fair value of plan assets at beginning of year	23,241	20,833
Actual return on plan assets	(3,407)	3,265
Contributions	250	856
Benefits paid	(1,574)	(1,713)

Fair value of plan assets at end of year	18,510	23,241

Funded status at end of year	$1,533	1,185

The service cost shown above for each year represents plan expenses expected to be paid out of plan assets. Under the clarified rules of the Pension Protection Act, plan expenses paid from plan assets are to be included in the plan's service cost component.

The Projected Benefit Obligation decreased in 2022 due to the following:
•An experience gain of approximately $177,000 due to census demographics.
•An experience loss of approximately $48,000 due to the difference in expected and actual benefit payments.
•An experience gain of approximately $4,088,000 due to the increase in the discount rate from 2.75% to 5.00%.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Projected Benefit Obligation decreased in 2021 from the previous year due to the following:
•An experience loss of approximately $309,000 due to census demographics.
•An experience loss of approximately $78,000 due to the change in mortality.
•An experience loss of approximately $127,000 due to the difference in expected and actual benefit payments.
•An experience gain of approximately $1,319,000 due to the increase in the discount rate from 2.25% to 2.75%.

	December 31,
	2022	2021
	(In thousands)

Amounts recognized in the Company's Consolidated Financial Statements:
Assets	$1,533	1,185
Liabilities	—	—

Net amount recognized	$1,533	1,185

Amounts recognized in accumulated other comprehensive income (loss):
Net (gain) loss	$4,273	3,642
Prior service cost	—	—

Net amount recognized	$4,273	3,642

The accumulated benefit obligation was $17.0 million and $22.1 million at December 31, 2022 and 2021, respectively.

Components of Net Periodic Benefit Cost

	Years Ended December 31,
	2022	2021	2020
	(In thousands)

Components of net periodic benefit costs:
Interest cost	$581	528	674
Service cost	131	119	107
Expected return on plan assets	(1,575)	(1,425)	(1,261)
Amortization of net loss (gain)	134	539	580

Net periodic benefit cost	(729)	(239)	100

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net loss (gain)	765	(2,645)	503
Amortization of net loss (gain)	(134)	(539)	(580)

Total recognized in other comprehensive income (loss)	631	(3,184)	(77)

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(98)	(3,423)	23

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of net periodic benefit cost including service cost are reported in "Other operating expenses" in the Consolidated Statement of Earnings.
Assumptions

	December 31,
	2022	2021

Weighted-average assumptions used to determine benefit obligations:
Discount rate	5.00%	2.75%
Rate of compensation increase	n/a	n/a

	December 31,
	2022	2021	2020

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	2.75%	2.25%	3.00%
Expected long-term return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	n/a	n/a	n/a

The assumed long-term rate of return on plan assets is generally set at the rate expected to be earned based on the long-term investment policy of the plan and the various classes of invested funds, based on the input of the plan’s investment advisors and consulting actuary and the plan’s historic rate of return. As of December 31, 2022, the plan’s average 5-year and inception-to-date returns were 6.91% and 6.23%, respectively.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Plan Assets

As discussed in Note (4) Fair Values of Financial Instruments, GAAP defines fair value and establishes a framework for measuring fair value of financial assets. Using this guidance, the Company has categorized its pension plan assets into a three level hierarchy, based on the priority of inputs to the valuation process. The fair value hierarchy classifications are reviewed annually. Reclassification of certain financial assets and liabilities may result based on changes in the observability of valuation attributes. The following tables set forth the Company’s pension plan assets within the fair value hierarchy as of December 31, 2022 and 2021.

	December 31, 2022
	Total	Level 1	Level 2	Level 3
	(In thousands)

Cash and cash equivalents	$787	787	—	—
Equity securities:
Domestic	11,533	11,533	—	—
International	117	117	—	—
Debt securities:
U.S. government agencies	601	—	601	—
Corporate bonds	5,471	—	5,471	—
Other invested assets	1	1	—	—

Total	$18,510	12,438	6,072	—

	December 31, 2021
	Total	Level 1	Level 2	Level 3
	(In thousands)

Cash and cash equivalents	$852	852	—	—
Equity securities:
Domestic	15,752	15,752	—	—
International	163	163	—	—
Debt securities:
Corporate bonds	6,474	—	6,474	—
Other invested assets	—	—	—	—

Total	$23,241	16,767	6,474	—

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The plan’s weighted-average asset allocations by asset category have been as follows:

	December 31,
	2022	2021	2020

Asset Category:
Equity securities	63%	68%	67%
Debt securities	33%	28%	28%
Cash and cash equivalents	4%	4%	5%

Total	100%	100%	100%

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

The pension plan is a highly diversified portfolio. The 96% of pension assets not invested in cash is allocated among 244 different investments, with no single issuer representing more than 4.1% of the fair value of the portfolio. The investment policy statement sets forth the following acceptable ranges for each asset's class.

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

Contributions

National Western expects to contribute $0 to the plan during 2023 which amount includes a $0 voluntary contribution for the 2022 plan year. Additional amounts may be contributed at NWLIC's discretion. The plan’s funding status is reviewed periodically throughout the year by National Western’s Pension Plan Committee. NWLIC intends to contribute at least the minimum amounts necessary for tax compliance and to maintain an Adjusted Funding Target Attainment Percentage ("AFTAP") of over 80% to meet the Pension Protection Act Plan’s threshold.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2023	$1,503
2024	1,455
2025	1,459
2026	1,405
2027	1,410
2028-2032	6,398

National Western also sponsors three non-qualified defined benefit pension plans. The first plan covers certain senior officers and provides benefits based on the participants' years of service and compensation. The primary pension obligations and administrative responsibilities of the plan are maintained by a pension administration firm, which is a subsidiary of American National Group, Inc. ("American National"), previously a related party. In the second quarter of 2022, American National was acquired by Brookfield Asset Management Reinsurance Partners Ltd. and is therefore no longer a related party of National Western. American National has guaranteed the payment of pension obligations under the plan. However, the Company has a contingent liability with respect to the plan should American National be unable to meet its obligations under the existing agreements. Also, NWLGI has a contingent liability with respect to the plan in the event that a plan participant continues employment with National Western beyond age seventy, the aggregate average annual participant salary increases exceed 10% per year, or any additional employees become eligible to participate in the plan. If any of these conditions are met, NWLGI would be responsible for any additional pension obligations resulting from these items. Amendments were made to this plan to allow an additional employee to participate and to change the benefit formula for Robert L. Moody, Sr., who was then Chairman of the Company. As previously mentioned, these additional obligations are a liability to the Company. Effective December 31, 2004, this plan was frozen with respect to the continued accrual of benefits of the then Chairman and Ross R. Moody (then President of the Company) in order to comply with law changes under the American Jobs Creation Act of 2004 ("Act").

Effective July 1, 2005, National Western established a second non-qualified defined benefit plan for the benefit of Robert L. Moody, Sr., who was then Chairman of the Company. This plan is intended to provide for post-2004 benefit accruals that mirror and supplement the pre-2005 benefit accruals under the previously discussed non-qualified plan, while complying with the requirements of the Act.

Effective November 1, 2005, National Western established a third non-qualified defined benefit plan for the benefit of Ross R. Moody, who was then President of the Company. This plan is intended to provide for post-2004 benefit accruals that supplement the pre-2005 benefit accruals under the first non-qualified plan as previously discussed, while complying with the requirements of the Act.

Ozark National and NIS have no defined benefit plans.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A detail of plan disclosures related to the amendments of the original plan and the additional two plans is provided below:

Obligations and Funded Status

	December 31,
	2022	2021
	(In thousands)

Changes in projected benefit obligations:
Projected benefit obligations at beginning of year	$44,448	51,571
Service cost	1,038	1,235
Interest cost	1,114	1,044
Actuarial (gain) loss	(13,096)	(7,420)
Benefits paid	(1,982)	(1,982)

Projected benefit obligations at end of year	31,522	44,448

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Contributions	1,982	1,982
Benefits paid	(1,982)	(1,982)

Fair value of plan assets at end of year	—	—

Funded status at end of year	$(31,522)	(44,448)

The Projected Benefit Obligation decreased in 2022 due to the following:
•An experience gain of approximately $2,956,000 due to census demographics different than assumed including changes in compensation different than assumed.
•An experience gain of approximately $10,140,000 due to the increase in the discount rate from 2.75% to 5.00%.

The Projected Benefit Obligation decreased in 2021 from the prior year due to the following:
•An experience gain of approximately $4,208,000 due to census demographics different than assumed including changes in compensation different than assumed.
•An experience loss of approximately $80,000 due to the change in mortality.
•An experience gain of approximately $3,292,000 due to the increase in the discount rate from 2.25% to 2.75%.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2022	2021
	(In thousands)

Amounts recognized in the Company's Consolidated Financial Statements:
Assets	$—	—
Liabilities	(31,522)	(44,448)

Net amount recognized	$(31,522)	(44,448)

Amounts recognized in accumulated other comprehensive income (loss):
Net (gain) loss	$(1,509)	13,925
Prior service cost	286	345

Net amount recognized	$(1,223)	14,270

The accumulated benefit obligation was $23.2 million and $26.4 million at December 31, 2022 and 2021, respectively.

Components of Net Periodic Benefit Cost

	Years Ended December 31,
	2022	2021	2020
	(In thousands)

Components of net periodic benefit cost:
Service cost	$1,038	1,235	1,209
Interest cost	1,114	1,044	1,350
Amortization of prior service cost	59	59	59
Amortization of net loss (gain)	2,338	5,131	5,781

Net periodic benefit cost	4,549	7,469	8,399

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net loss (gain)	(13,096)	(7,420)	21,736
Amortization of prior service cost	(59)	(59)	(59)
Amortization of net loss (gain)	(2,338)	(5,131)	(5,781)

Total recognized in other comprehensive income (loss)	(15,493)	(12,610)	15,896

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(10,944)	(5,141)	24,295

The components of net periodic benefit cost including service cost are reported in "Other operating expenses" in the Consolidated Statement of Earnings.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumptions

	December 31,
	2022	2021

Weighted-average assumptions used to determine benefit obligations:
Discount rate	5.00%	2.75%
Rate of compensation increase	8.00%	8.00%

	December 31,
	2022	2021	2020

Weighted-average assumptions used to determine net periodic benefit costs:
Discount rate	2.75%	2.25%	3.00%
Expected long-term return on plan assets	n/a	n/a	n/a
Rate of compensation increase	8.00%	8.00%	8.00%

The plan is unfunded and therefore no assumption has been made related to the expected long-term return on plan assets.

Plan Assets

The plan is unfunded and therefore had no assets at December 31, 2022 or 2021.

Contributions

National Western expects to contribute approximately $2.0 million to the plan in 2023.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2023	$1,982
2024	1,982
2025	1,982
2026	1,982
2027	2,375
2028-2032	11,814

(B)  Defined Contribution Pension Plans

In addition to the defined benefit pension plans, National Western sponsors a qualified 401(k) plan for substantially all employees and a non-qualified deferred compensation plan primarily for senior officers. National Western made annual contributions to the 401(k) plan in 2022, 2021, and 2020 of up to four percent of each employee's compensation, based on the employee's personal level of salary deferrals to the plan. Contributions prior to 2021 are subject to a vesting schedule based on the employee's years of service and those for 2021 and forward are not subject to a vesting schedule. For the years ended December 31, 2022, 2021, and 2020, NWLIC contributions totaled $703,000, $755,000, and $720,000, respectively.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The non-qualified deferred compensation plan sponsored by National Western was established to allow eligible employees to defer the payment of a percentage of their compensation and to provide for additional company contributions. Contributions are subject to a vesting schedule based on the employee's years of service. For the years ended December 31, 2022, 2021, and 2020, contributions totaled $128,000, $143,000, and $175,000, respectively.

Ozark National sponsors a qualified 401(k) plan for substantially all employees of Ozark National and NIS. The employer match was discretionary for deferral dates prior to 2021. In 2021, Ozark National contributions for employee deferrals increased to four percent of each employee's compensation, based on the employee's personal level of salary deferrals to the plan. Contributions for deferral dates prior to 2021 were subject to a graded vesting schedule while contributions for 2021 and after are not subject to a vesting schedule. Expense related to this plan totaled $112,000, $125,000, and $175,000 for Ozark National and $15,000, $10,000, and $17,000 for NIS for the years ended December 31, 2022, 2021, and 2020, respectively.

Ozark National also sponsors a non-qualified, unfunded retirement plan covering certain members of executive staff. The plan is funded solely through discretionary employer contributions. Expense related to this plan totaled $(75,000), $24,000, and $247,000 for the years ended December 31, 2022, 2021, and 2020, respectively.

(C)  Postretirement Employment Plans Other Than Pension

National Western sponsors two health care plans that were amended in 2004 to provide postretirement benefits to certain fully-vested individuals. The plans are unfunded. The measurement date for the plans is December 31st. A detail of plan disclosures related to the plans is provided below:

Obligations and Funded Status

	December 31,
	2022	2021
	(In thousands)

Changes in projected benefit obligations:
Projected benefit obligations at beginning of year	$6,160	6,469
Interest cost	173	148
Actuarial (gain) loss	(1,927)	(457)
Benefits paid	—	—

Projected benefit obligations at end of year	4,406	6,160

Changes in plan assets:
Fair value of plan assets at beginning of year	—	—
Contributions	—	—
Benefits paid	—	—

Fair value of plan assets at end of year	—	—

Funded status at end of year	$(4,406)	(6,160)

The Projected Benefit Obligation decreased in 2022 due to the following:
•An experience loss of approximately $129,000 due to the claims/healthcare cost trend experience.
•An experience gain of approximately $318,000 due to the death of a participant's spouse.
•An experience loss of $264,000 due to the change in the trend rate.
•An experience gain of approximately $2,002,000 due to the increase in the discount rate from 2.75% to 5.00%.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Projected Benefit Obligation decreased in 2021 from the prior year due to the following:
•An experience loss of approximately $123,000 due to the claims/healthcare cost trend experience.
•An experience loss of approximately $30,000 due to the change in mortality.
•An experience gain of approximately $610,000 due to the increase in the discount rate from 2.25% to 2.75%.

	December 31,
	2022	2021
	(In thousands)

Amounts recognized in the Company's Consolidated Financial Statements:
Assets	$—	—
Liabilities	(4,406)	(6,160)

Net amount recognized	$(4,406)	(6,160)

Amounts recognized in accumulated other comprehensive income (loss):
Net (gain) loss	$(596)	1,539
Prior service cost	—	—

Net amount recognized	$(596)	1,539

The accumulated benefit obligation was $4.4 million and $6.2 million at December 31, 2022 and 2021, respectively.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of Net Periodic Benefit Cost

	Years Ended December 31,
	2022	2021	2020
	(In thousands)

Components of net periodic benefit cost:
Interest cost	$173	148	165
Amortization of prior service cost	—	—	—
Amortization of net loss	208	292	158

Net periodic benefit cost	381	440	323

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net loss (gain)	(1,927)	(457)	522
Amortization of prior service cost	—	—	—
Amortization of net loss (gain)	(208)	(292)	(158)

Total recognized in other comprehensive income (loss)	(2,135)	(749)	364

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(1,754)	(309)	687

As the plans are not funded, there is no expected return on plan assets shown in the net periodic benefit cost table above. Ozark National and NIS do not offer postretirement employment benefits.

The components of net periodic benefit cost including service cost are reported in "Other operating expenses" in the Consolidated Statement of Earnings.

Assumptions

	December 31,
	2022	2021

Weighted-average assumptions used to determine benefit obligations:
Discount rate	5.00%	2.75%
Expected long-term return on plan assets	n/a	n/a

	December 31,
	2022	2021	2020

Weighted-average assumptions used to determine net periodic benefit costs:
Discount rate	2.75%	2.25%	3.00%
Expected long-term return on plan assets	n/a	n/a	n/a

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For measurement purposes, a 7.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2023, decreasing annually by 0.25% until reaching an ultimate rate of 5%.

Plan Assets

The plans are unfunded and therefore had no assets at December 31, 2022 and 2021.

Contributions

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2023	$—
2024	—
2025	—
2026	157
2027	119
2028-2032	1,416

(15)  FEDERAL INCOME TAXES

Total Federal income taxes were allocated as follows:

	Years Ended December 31,
	2022	2021	2020
	(In thousands)

Taxes (benefits) on earnings from continuing operations:
Current	$15,830	42,829	(275)
Deferred	9,060	3,747	20,031

Taxes on earnings	24,890	46,576	19,756

Taxes (benefits) on components of stockholders' equity:
Net unrealized gains and losses on securities available-for-sale	(171,770)	(51,177)	92,528
Foreign currency translation adjustments	108	(4)	4
Change in benefit plan liability	3,569	3,474	(3,398)
Change in accounting	—	—	(806)

Total Federal income taxes	$(143,203)	(1,131)	108,084

.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provisions for Federal income taxes attributable to earnings from continuing operations vary from amounts computed by applying the statutory income tax rate to income statement earnings before Federal income taxes due to differences between the financial statement reporting and income tax treatment of certain items. These differences and the corresponding tax effects are as follows:

	Years Ended December 31,
	2022	2021	2020
	(In thousands)

Income tax expense at statutory rate of 21%	$26,467	47,724	23,534
Dividend received deduction	(405)	(394)	(401)
Tax exempt interest	(1,194)	(1,263)	(1,436)
Non deductible salary expense	642	439	351
Adjustments pertaining to prior tax years	(538)	(63)	(8)
Nondeductible insurance	96	96	96
Nondeductible expenses	42	54	44
Tax rate differential for loss carryback	—	—	(2,497)
Other, net	(220)	(17)	73

Taxes on earnings from continuing operations	$24,890	46,576	19,756

The Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law on March 27, 2020 to provide relief to businesses impacted by the COVID-19 pandemic. The CARES Act included a temporary reprieve from the carryback limitation on the use of net operating losses, allowing taxpayers to carryback certain net operating losses generated from 2018 through 2020 for up to five years in order to claim a refund of taxes paid in prior years. Accordingly, the Company was permitted to carryback the taxable loss generated in the year ended December 31, 2020 to tax years when the corporate tax rate was 35%. This resulted in a permanent tax benefit equal to the 14% corporate tax rate differential between the carryback rate of 35% and the current statutory rate of 21%. As a result, there was a permanent tax benefit of $2.5 million reflected in the reconciliation of the tax rate for the year ended December 31, 2020. An additional permanent tax benefit of $120,000 was included in the reconciliation of the tax rate for the year ended December 31, 2021 as a true up from provision to actual for the carryback claim.

The Company generally expects its effective tax rate to be slightly less than the current statutory rate due to recurring permanent differences that reduce tax expense, principally tax exempt interest income and the dividend received deduction.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2022 and 2021 are presented below.

	December 31,
	2022	2021
	(In thousands)

Deferred tax assets:
Future policy benefits, excess of financial accounting liabilities over tax liabilities	$142,476	183,692
Investment securities write-downs for financial accounting purposes	1,088	735
Benefit plan liabilities	8,974	12,546
Accrued operating expenses recorded for financial accounting purposes not currently tax deductible	5,915	4,490
Accrued and unearned investment income recognized for tax purposes and deferred for financial accounting purposes	42	64
Net unrealized losses on debt and equity securities	151,284	—
Goodwill	1,315	1,696
Other	6,637	88

Total gross deferred tax assets	317,731	203,311

Deferred tax liabilities:
Deferred policy acquisition costs, sales inducement costs, and VOBA, principally expensed for tax purposes	(136,092)	(157,543)
Tax reform reserve adjustment	(26,198)	(34,942)
Debt securities, principally due to deferred market discount for tax	(5,895)	(5,611)
Real estate, principally due to adjustments for financial accounting purposes	(30)	(14)
Net unrealized gains on debt and equity securities	—	(66,696)
Foreign currency translation adjustments	(1,464)	(1,356)
Fixed assets, due to different depreciation bases	(11,729)	(13,032)
Cost of reinsurance	(16,449)	(18,834)
Funds withheld liability	(61,198)	(5,591)
Other	(809)	(858)

Total gross deferred tax liabilities	(259,864)	(304,477)

Net deferred tax assets (liabilities)	$57,867	(101,166)

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 2017 Tax Cuts and Jobs Act ("Tax Act") imposed a limitation on life insurance tax reserves based upon the greater of net surrender value or 92.81% of the reserve method prescribed by the National Association of Insurance Commissioners which covers such contracts as of the date the reserve is determined. The Company determined that this limitation resulted in a tax reserve decrease of $332.9 million which the Tax Act allowed to be recognized over an eight-year period. At the statutory rate of 21%, the Company recorded a deferred tax liability as of December 31, 2017 of $69.9 million. This amount is incorporated into the periodic measurement of net deferred tax liabilities and at December 31, 2022 is $26.2 million as shown in the table above. The total tax reserve adjustment of $332.9 million which resulted from the limitation imposed under the Tax Act is recognized as an increase in taxable income of $41.6 million per year through the year 2025. At the statutory rate of 21%, this results in additional tax of $8.7 million per year.

There were no valuation allowances for deferred tax assets at December 31, 2022 and 2021. In assessing deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is primarily dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and available tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

In accordance with GAAP, the Company assessed whether it had any significant uncertain tax positions related to open examination or other IRS issues and determined that there were none. Accordingly, no reserve for uncertain tax positions has been recorded. Should a provision for any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company's policy to accrue for such in its income tax accounts. There were no such accruals as of December 31, 2022 or 2021. The Company and its corporate subsidiaries file a consolidated U.S. Federal income tax return, which is subject to examination for all years after 2018.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16)  SHORT-TERM BORROWINGS

National Western has available a $75 million bank line of credit (with Moody National Bank, its custodian bank and a related party) primarily for cash management purposes. The Company is required to maintain a collateral security deposit in trust with the sponsoring bank having a fair value equal to 110% of the line of credit. The Company had no outstanding borrowings under the line of credit at December 31, 2022 or 2021. The Company maintained assets having an amortized value of $92.4 million (fair value of $82.5 million) on deposit with the lender at December 31, 2022.

During 2020, National Western became a member of the Federal Home Loan Bank of Dallas ("FHLB") through an initial minimum required stock investment of $4.3 million. Through this membership, National Western has a specified borrowing capacity based upon the amount of collateral it establishes. At December 31, 2022, cash and securities in the amount of $196.9 million (fair value of $187.7 million) were pledged to FHLB.

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

On September 28, 2017, a purported stockholder derivative lawsuit was filed in the 122nd District Court of Galveston County, State of Texas titled Robert L. Moody, Jr. derivatively on behalf of National Western Life Insurance Company and National Western Life Group, Inc. v. Ross Rankin Moody, et al., naming certain current and former directors and current officers as defendants. The complaint challenged the directors’ oversight of insurance sales to non-U.S. residents and alleged that the defendants breached their fiduciary duties in the conduct of their duties as board members by failing to act (i) on an informed basis and (ii) in good faith or with the honest belief that their actions were in the best interests of the Company. The complaint sought an undetermined amount of damages, attorneys’ fees and costs, and equitable relief, including the removal of the Company’s Chairman and Chief Executive Officer and other board members and/or officers of the Company. The companies and directors filed their respective Pleas to the Jurisdiction ("Pleas") contesting the plaintiff's standing to even pursue this action, along with their Answers, on October 27, 2017. The case was litigated through 2021, ultimately culminating in the court granting the companies’ and directors’ Pleas, dismissing Mr. Moody, Jr.’s claims with prejudice, and ordering that Mr. Moody, Jr. pay the companies their attorney’s fees and expenses. On October 15, 2021, Defendants received final payment in satisfaction of judgment from Mr. Moody, Jr. for a total amount of $1,803,503. The Court of Appeals stated in its opinion that the evidence supported the trial court’s implied finding that Mr. Moody, Jr.’s suit was filed without reasonable cause and for an improper purpose, and therefore, the court’s order that he pay $1,803,503 in attorneys’ fees to the Defendants was proper. Defendants filed a Notice of Satisfaction of Judgment with the trial court on October 19, 2021. Judgment in the Defendants’ favor is now final and not subject to any further appeals.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April of 2019, National Western defended a two-week jury trial in which it was alleged that the Company committed actionable Financial Elder Abuse in its issuance of a $100,000 equity indexed annuity to the Plaintiff in the case of Williams v Pantaleoni et al, Case No. 17CV03462, Butte County California Superior Court. The Court entered an Amended Judgment on the Jury Verdict on July 27, 2019 against National Western in the amount of $14,949 for economic damages and $2.92 million in non-economic and punitive damages. National Western vigorously disputed the verdicts and the amounts awarded, and in furtherance of such, filed a Motion for Judgment Notwithstanding Jury Verdict and a Motion for New Trial, both of which were rejected by the Court. On September 9, 2019, NWLIC filed its Notice of Appeal. On November 11, 2019, the judge awarded the Plaintiff attorney’s fees in the amount of $1.26 million. Both the Plaintiff and NWLIC appealed this ruling. On June 11, 2021, the appellate court reversed the judgment and directed the trial court to enter judgment in favor of NWLIC. Plaintiff then filed an appeal with the Supreme Court of California. On September 22, 2021, the California Supreme Court granted review and transferred the case back to the appellate court with instructions to vacate its decision and reconsider its finding that Mr. Pantaleoni did not have an agency relationship with NWLIC. On March 4, 2022, the appellate court filed an opinion completely striking the award of punitive damages that had been in the amount of $2.50 million, affirming economic damages of $14,949 and non-economic damages of $420,000, and awarding Plaintiff costs on appeal. The appellate court remanded the case to the trial court to reconsider the attorney fee award of $1.26 million in light of the reversal of punitive damages. Upon petitions for rehearing separately filed by both parties, the appellate court vacated its March 4th decision. On May 10, 2022, the appellate court filed its new opinion once again completely striking the award of punitive damages that had been in the amount of $2.5 million, affirming economic damages of $14,949 and non-economic damages of $420,000, and awarding Plaintiff costs on appeal. The appellate court again remanded the case to the trial court to reconsider the attorney fee award of $1.26 million in light of the reversal of punitive damages. The California Supreme Court denied National Western’s appeal while ordering the appellate decision depublished. This denial made the appellate court’s decision final, which was to strike the award of punitive damages, to affirm the award of economic damages of $14,949 and non-economic damages of $420,000, and to award Plaintiff costs on appeal. The trial court subsequently awarded Plaintiff appellate costs of $538,461, and reduced Plaintiff's trial fees to $842,380. The parties agreed to a judgment, and final payment of fees was tendered by the Company in January 2023. The amount was accrued for and included in the Company's financial statements for the year ended December 31, 2022.

In the Form 10-Q for the quarter ended September 30, 2020, the Company reported that it experienced a data event in which an intruder accessed and exfiltrated certain data from the Company's network and that it was aware of two proposed class actions filed against National Western: Mildred Baldwin, on behalf of herself and others similarly situated vs. National Western Life Insurance Company, Missouri Circuit Court for the 18th Judicial Circuit (Pettis County) filed February 16, 2021, and Douglas Dyrssen Sr., individually and on behalf of all others similarly situated vs. National Western Life Insurance Company and National Western Life Group, Inc., United States District Court for the Eastern District of California filed March 8, 2021. The parties subsequently agreed to consolidate those two proposed class actions into a single proposed class action, Mildred Baldwin, on behalf of herself and others similarly situated vs. National Western Life Insurance Company, United States District Court for the Western District of Missouri. Baldwin was seeking an undetermined amount of damages, attorneys' fees and costs, injunctive relief, declaratory and other equitable relief, and enjoinment. National Western filed a Motion to Dismiss on July 16, 2021. On July 26, 2021, the parties filed a Joint Motion to Stay Pending Mediation, which the court denied. On September 15, 2021, the court granted in part and denied in part National Western’s Motion to Dismiss. At a mediation held on October 12, 2021, the parties agreed on preliminary terms to settle the litigation. The parties filed a Joint Notice of Settlement and Motion to Stay Deadlines with the court on October 20, 2021. The Company accrued $4.4 million for this matter at December 31, 2021. The Court issued an order preliminarily approving the settlement on January 19, 2022. The Court issued an order granting final approval of the settlement on June 16, 2022. The ultimate payments due under the settlement terms were paid in 2022.

The Company was informed by the Internal Revenue Service (“IRS”) that it had countersigned a previously negotiated closing agreement effective February 11, 2022 (“Agreement”) by and between National Western and the Commissioner of Internal Revenue pertaining to an open matter regarding the tax status of certain of the Company’s international life insurance products. Under terms of the Agreement, the Company was to remit to the IRS a payment in the amount of $4.9 million within sixty days of the effective date of the Agreement and to make stipulated adjustments to the policies covered under the Agreement within ninety days of the effective date. The Company had previously accrued for this contingency in a financial statement period predating the financial statements for the three years ended December 31, 2022.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Separately, in 2015 Brazilian authorities commenced an investigation into possible violations of Brazilian criminal law in connection with the issuance of National Western insurance policies to Brazilian residents, and in assistance of such investigation a Commissioner appointed by the U.S. District Court for the Western District of Texas issued a subpoena in March of 2015 upon NWLIC to provide information relating to such possible violations. National Western cooperated with the relevant governmental authorities in regard to this matter. National Western has been informed that the investigation in Brazil has been closed without any action being taken against the Company, its directors, officers, or employees.

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

The Company's exposure to credit loss in the event of nonperformance by another party to the financial instrument for commitments to extend credit is represented by the contractual amounts, assuming that the amounts are fully advanced and that collateral or other security is of no value. Commitments to extend credit are legally binding agreements to lend to a customer that generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments do not necessarily represent future liquidity requirements, as some could expire without being drawn upon. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Company controls the credit risk of these transactions through credit approvals, limits, and monitoring procedures.

The Company had no commitments to fund new loans and $1.4 million in commitments to extend credit relating to existing loans at December 31, 2022. The Company evaluates each customer's creditworthiness on a case-by-case basis. The Company also had open commitments to make capital contributions to alternative investment debt and equity funds of $232.8 million as of December 31, 2022. The Company had unfunded commitments on private placements of $9.7 million and unfunded commitments on revolver loans of $0.3 million as of December 31, 2022.

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

The Company estimates its liabilities for guaranty association assessments by using the latest information available from the National Organization of Life and Health Insurance Guaranty Associations. The Company monitors and revises its estimates for assessments as additional information becomes available which could result in changes to the estimated liabilities. As of December 31, 2022, 2021 and 2020, liabilities for guaranty association assessments totaled $0.3 million, $0.1 million and $0.2 million, respectively. Other operating expenses related to state guaranty association assessments were $0.2 million for the year ended December 31, 2022 and were minimal for the years ended December 31, 2021 and 2020.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(D)  Leases

The Company leases various office related equipment. Rental expenses for these leases were $0.4 million, $0.4 million and $0.5 million for the years ended December 31, 2022, 2021, and 2020, respectively.  In 2021, the Company entered into two lease agreements for new equipment under finance leases. These leases will expire in October 2024 and November 2026. The present value of future payments capitalized amounted to $1.4 million and amortization commenced in 2021. The Company's future annual lease obligations under finance leases as of December 31, 2022 are as shown below (in thousands).

2023	$343
2024	316
2024	179
2026	165
2027	—
Total minimum lease payments	1,003

Less: Interest	(6)

Present value of net minimum lease payments	$997

(18)  DEPOSITS WITH REGULATORY AUTHORITIES

The following assets, stated at amortized cost, were on deposit with state and other regulatory authorities, as required by law, at the dates shown in the table below.

	December 31,
	2022	2021
	(In thousands)

National Western:
Debt securities available-for-sale	$15,379	15,307
Short-term investments	475	475

Total National Western	15,854	15,782

Ozark National:
Debt securities available-for-sale	3,368	3,319

Total Ozark National	3,368	3,319

Total	$19,222	19,101

(19)  RELATED PARTY TRANSACTIONS

Robert L. Moody, Jr. ("Mr. Moody, Jr.") is the brother of Ross R. Moody, NWLGI's Chairman, President and Chief Executive Officer, son of Robert L. Moody, Sr., Chairman Emeritus of the Board of Directors of NWLGI, brother of Russell S. Moody who serves as an advisory director of NWLGI, and a half-brother of Frances A. Moody-Dahlberg who serves as a director of NWLGI.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mr. Moody, Jr. wholly owns an insurance marketing organization that maintains agency contracts with National Western pursuant to which agency commissions are paid in accordance with standard commission schedules. Mr. Moody, Jr. also maintains an independent agent contract with National Western for policies personally sold under which commissions are also paid in accordance with standard commission schedules. Commissions paid under these agency contracts totaled $46,507 and $155,107 in 2022 and 2021, respectively.

National Western holds an investment totaling approximately 9.4% of the issued and outstanding shares of Moody Bancshares, Inc. at December 31, 2022 and the Three R Trusts owns a majority of the issued and outstanding shares. The Three R Trusts are four separate Texas trusts for the benefit of the children of Robert L. Moody, Sr. (Robert L. Moody, Jr., Ross R. Moody, Russell S. Moody, and Frances A. Moody-Dahlberg). Moody Bancshares, Inc. owns 100% of the outstanding shares of Moody Bank Holding Company, Inc., which owns approximately 98.5% of the outstanding shares of The Moody National Bank of Galveston ("MNB"). Ross R. Moody and Frances A. Moody-Dahlberg are members of the Board of Directors of Moody Bancshares, Inc. National Western utilizes MNB for certain bank custodian services as well as for certain administrative services with respect to its defined benefit plan. Fees totaling $486,813 and $536,101 were paid to MNB with respect to these services in 2022 and 2021, respectively. The Company maintains an office space lease with MNB and made payments totaling $32,101 and $32,101 in 2022 and 2021, respectively, under this lease.

American National Group, Inc. ("American National") was previously a related party until it was acquired by Brookfield Asset Management Reinsurance Partners Ltd. in the second quarter of 2022. Related party transaction totals with American National disclosed here for 2022 cover the period prior to the acquisition. National Western paid American National $116,314 and $642,099 in 2022 and 2021, respectively, in premiums for certain company sponsored benefit plans and $1,506,422 and $3,021,197 in 2022 and 2021, respectively, in reimbursements for claim costs for which American National provides third party administrative services. American National paid National Western $1,569,190 and $3,147,080 in 2022 and 2021, respectively, in premiums for its company sponsored benefit plans. National Western maintained an investment agreement with American National Registered Investment Advisory, Inc., a subsidiary of American National, under which $29,753 and $58,032 was paid in 2022 and 2021, respectively, for services. Robert L. Moody, Sr., served as Chairman Emeritus and Ross R. Moody served as a non-executive Chairman of the Board of American National. E. Douglas McLeod and E. J. Pederson, members of the NWLGI Board of Directors, were also members of the American National Board of Directors.

During 2015, American National sold a 24.93% undivided participation in a mortgage loan to The Westcap Corporation for $20.0 million. The Westcap Corporation will receive 24.93% of all future cash receipts, which will be recognized over the life of the loan. This mortgage loan investment was no longer a related party transaction at December 31, 2022. The mortgage loan investment had a balance of $17.9 million as of December 31, 2021, which is reflected in the Consolidated Balance Sheets.

Todd M. Wallace serves as a director of NWLGI. Mr. Wallace is the President of the Central Texas Region of Jones, Lang, LaSalle Brokerage, Inc. ("JLL"). Braker P III, LLC, a subsidiary of National Western, entered into a leasing agent agreement with JLL in 2022 under which payments were made totaling $180,208 in 2022. Ozark National also entered into a services agreement with JLL in 2022, and no payments were made under that agreement in 2022.

(20)  SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date of filing and no other reportable items were identified.

NATIONAL WESTERN LIFE GROUP, INC.
SCHEDULE I
SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2022
(In thousands)

Type of Investment	Amortized Cost or Cost (1)	Fair Value	Balance Sheet Amount

Debt securities available-for-sale:
United States government and government agencies and authorities	$23,816	23,355	23,355
States, municipalities, and political subdivisions	476,338	411,499	411,499
Foreign governments	62,964	45,887	45,887
Public utilities	681,785	615,137	615,137
Corporate	6,199,886	5,631,571	5,631,571
Commercial mortgage-backed	21,965	20,285	20,285
Residential mortgage-backed	337,186	321,032	321,032
Asset-backed	634,820	542,867	542,867
Total securities available-for-sale	8,438,760	7,611,633	7,611,633

Debt securities trading:
United States government and government agencies and authorities	—	—	—
States, municipalities, and political subdivisions	16,603	12,126	12,126
Foreign Government	—	—	—
Public utilities	36,010	26,030	26,030
Corporate	574,227	450,135	450,135
Commercial mortgage-backed	253,567	221,096	221,096
Residential mortgage-backed	18,369	16,857	16,857
Asset-backed	343,618	313,588	313,588
Collateralized loan obligation	27,203	26,162	26,161
Total securities trading	1,269,597	1,065,994	1,065,993

Total fixed maturity bonds	9,708,357	8,677,627	8,677,626

Equity securities:
Common stocks:
Public utilities	688	1,441	1,441
Banks, trust, and insurance companies	1,575	3,098	3,098
Industrial, miscellaneous, and all others	7,959	13,868	13,868
Preferred stocks	4,325	3,669	3,669
Total equity securities	14,547	22,076	22,076

Derivatives, index options	23,669		23,669
Mortgage loans on real estate	507,020		505,730
Policy loans	70,495		70,495
Other long-term investments (2)	262,106		262,106
Short-term investments	3,937		3,937
Total investments other than investments in related parties	$10,590,131		9,565,639

NATIONAL WESTERN LIFE GROUP, INC.
SCHEDULE I
SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES (Continued)
December 31, 2022
(In thousands)
(1) Bonds and mortgages are shown at amortized cost reduced by repayments and allowances for possible losses. Real estate is stated at cost net of accumulated depreciation. Derivatives are shown at fair value.
(2) There was no real estate acquired by foreclosure included in other long-term investments.

See accompanying report of Independent Registered Public Accounting Firm.

National Western Life Group, Inc.
Schedule II
Condensed Financial Information of Registrant
Condensed Statements of Financial Position as of December 31, 2022 and 2021
(Parent Company Only)
(In thousands)

	2022	2021

ASSETS
Investment in subsidiaries	$2,009,817	2,538,996
Cash and cash equivalents	1,939	7,017
Deferred Federal income tax asset	14,972	8,258
Other assets	233	263

Total assets	$2,026,961	2,554,534

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Current Federal income tax liability	$18,444	14,388
Other liabilities	1,306	455

Total liabilities	19,750	14,843

Stockholders' Equity:
Common Stock:
Class A - $0.01 par value; 7,500,000 shares authorized; 3,436,020 issued and outstanding in 2022 and 2021	34	34
Class B - $0.01 par value; 200,000 shares authorized, issued, and outstanding in 2022 and 2021	2	2
Additional paid-in capital	41,716	41,716
Accumulated other comprehensive income (loss)	(416,397)	215,953
Retained earnings	2,381,856	2,281,986

Total stockholders’ equity	2,007,211	2,539,691

Total liabilities and stockholders' equity	$2,026,961	2,554,534

See Notes to Condensed Financial Information of Registrant

National Western Life Group, Inc.
Schedule II
Condensed Financial Information of Registrant
Condensed Statements of Operations for the Years Ended December 31, 2022, 2021 and 2020
(Parent Company Only)
(In thousands)

	2022	2021	2020

Revenues:
Dividend income from subsidiaries	$2,000	—	1,395
Net investment income	36	10	9

Total revenues	2,036	10	1,404

Expenses:
Other operating expenses	5,140	2,660	3,322

Total expenses	5,140	2,660	3,322

Earnings (loss) before Federal income taxes	(3,104)	(2,650)	(1,918)
Federal income taxes (benefit)	(1,077)	(537)	(2,212)

Earnings (loss) before equity in earnings of affiliates	(2,027)	(2,113)	294
Equity in earnings of affiliates	103,171	182,794	92,018

Net earnings	$101,144	180,681	92,312
See Notes to Condensed Financial Information of Registrant

National Western Life Group, Inc.
Schedule II
Condensed Financial Information of Registrant
Condensed Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020
(Parent Company Only)
(In thousands)

	2022	2021	2020

Cash flows from operating activities:
Net earnings	$101,144	180,681	92,312
Adjustments to reconcile net earnings to cash provided by operating activities:
Equity in earnings of affiliates	(103,171)	(182,794)	(92,018)
Depreciation and amortization	30	30	30
Change in:
Federal income tax, net	4,056	2,721	16,397
Deferred Federal income tax	(6,714)	(537)	(7,481)
Other, net	851	(188)	(830)

Net cash provided by (used in) operating activities	(3,804)	(87)	8,410

Cash flows from investing activities:
Payments to acquire businesses	—	—	—

Net cash provided by (used in) investing activities	—	—	—

Cash flows from financing activities:
Dividends on common stock	(1,274)	(1,272)	(1,273)

Net cash provided by (used in) financing activities	(1,274)	(1,272)	(1,273)

Net increase (decrease) in cash, cash equivalents, and restricted cash	(5,078)	(1,359)	7,137
Cash, cash equivalents, and restricted cash at the beginning of year	7,017	8,376	1,239

Cash, cash equivalents, and restricted cash at the end of year	$1,939	7,017	8,376

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

2. Dividend Payments

In the years ended December 31, 2022, 2021, and 2020, dividends of $2.0 million, $0.0 million and $0.0 million were declared and paid by NWLIC to NWLGI, respectively. In the years ended December 31, 2022, 2021, and 2020, dividends of $0.0 million, $0.0 million, and $1.4 million were declared and paid by NIS to NWLGI, respectively. These dividend payments are eliminated in the consolidated financial statements.

NATIONAL WESTERN LIFE GROUP, INC.
SCHEDULE IV
REINSURANCE INFORMATION
For the Years Ended December 31, 2022, 2021 and 2020
(In thousands)

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net amount	Percentage of Amount Assumed to Net
	(In thousands)

2022
Life insurance face amount in force	$19,668,410	3,549,917	—	16,118,493	—%

Premiums:
Life insurance	$90,854	6,443	177	84,588	0.2%
Accident and health insurance	3,252	—	—	3,252	—%
Annuities	18	—	—	18	—%

Total premiums	$94,124	6,443	177	87,858	0.2%

2021
Life insurance face amount in force	$20,888,431	3,781,167	—	17,107,264	—%

Premiums:
Life insurance	$92,891	6,419	194	86,666	0.2%
Accident and health insurance	3,346	—	—	3,346	—%
Annuities	31	—	—	31	—%

Total premiums	$96,268	6,419	194	90,043	0.2%

2020
Life insurance face amount in force	$21,954,160	4,013,073	—	17,941,087	—%

Premiums:
Life insurance	$95,579	6,217	205	89,567	0.2%
Accident and health insurance	2,956	—	—	2,956	—%
Annuities	19	—	—	19	—%

Total premiums	$98,554	6,217	205	92,542	0.2%

NATIONAL WESTERN LIFE GROUP, INC.
SCHEDULE V
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2022, 2021 and 2020
(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	(1) Charged to Retained Earnings	Reductions	Balance at End of Period

Valuation accounts deducted from applicable assets:

Allowance for current expected credit losses on mortgage loans:

December 31, 2022	$2,987	588	—	—	3,575

December 31, 2021	$2,486	501	—	—	2,987

December 31, 2020	$675	1,307	504	—	2,486

Allowance for current expected credit losses on debt securities:

December 31, 2022	$—	—	—	—	—

December 31, 2021	$—	—	—	—	—

Allowance for current expected credit losses on reinsurance recoverables:

December 31, 2022	$—	450	—	—	450

December 31, 2021	$—	—	—	—	—

December 31, 2020	$—	—	—	—	—

Allowance for possible losses on real estate:

December 31, 2022	$424	—	—	(74)	350

December 31, 2021	$424	—	—	—	424

December 31, 2020	$596	—	—	(172)	424

Notes:
(1) On January 1, 2020, the Company adopted ASU 2016-13 and recorded a transition adjustment to retained earnings.

See accompanying report of Independent Registered Public Accounting Firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL WESTERN LIFE GROUP, INC.
(Registrant)

Date:	March 14, 2023	/S/ Ross R. Moody
By: Ross R. Moody, Chairman of the Board, President and
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/S/ Ross R. Moody	Chairman of the Board, President	March 14, 2023
Ross R. Moody	and Chief Executive Officer
(Principal Executive Officer)

/S/ Brian M. Pribyl	Senior Vice President - Chief Financial Officer,	March 14, 2023
Brian M. Pribyl	and Treasurer
(Principal Financial Officer)
(Principal Accounting Officer)

/S/ Thomas A. Blackwell	Director	March 14, 2023
Thomas A. Blackwell

/S/ David S. Boone	Director	March 14, 2023
David S. Boone

/S/ Stephen E. Glasgow	Director	March 14, 2023
Stephen E. Glasgow

/S/ E. Douglas McLeod	Director	March 14, 2023
E. Douglas McLeod

/S/ Frances A. Moody-Dahlberg	Director	March 14, 2023
Frances A. Moody-Dahlberg

/S/ Charles D. Milos	Director	March 14, 2023
Charles D. Milos

/S/ E.J. Pederson	Director	March 14, 2023
E.J. Pederson

/S/ Todd M. Wallace	Director	March 14, 2023
Todd M. Wallace