Form 10-K/A
period 2022-12-31
National Western Life Group, Inc.
filed 2023-03-27
CIK 1635984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment”) amends National Western Life Group, Inc.’s (the “Company”) previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed on March 14, 2023 (“Original Filing”). This Amendment is being filed for the sole purpose of amending the Listing of Exhibits in Part IV Item 15 in the Original Filing which inadvertently omitted the listing of Exhibit 32(a) and to include the filing of Exhibit 32(a) as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The Company’s consolidated balance sheets and consolidated statements of earnings for the periods presented have not been restated from the consolidated balance sheets and consolidated statements of earnings reported in the Original Filing. The XBRL files are not included in this Amendment as there were no revisions made to the financial data in the Original Filing.

Except as expressly noted herein, this Amendment does not modify or update in any way disclosures made in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Annual Report in the Original Filing. Pursuant to the Rules of the Securities and Exchange Commission, currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are filed or furnished herewith, as applicable.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.  Listing of Financial Statements

See Attachment A, Index to Consolidated Financial Statements, Notes and Schedules, on page 92 of the Original Filing for a list of financial statements included in this report.

(a) 2.  Listing of Financial Statement Schedules

See Attachment A, Index to Consolidated Financial Statements, Notes and Schedules, on page 92 of the Original Filing or a list of financial statement schedules included in this report.

All other schedules are omitted because they are not applicable, not required, or because the information required by the schedule is included elsewhere in the financial statements or notes.

(a) 3.  Listing of Exhibits

The exhibits listed below, as part of Form 10-K, are numbered in accordance with the numbering used in Item 601 of Regulation S-K promulgated by the SEC.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Period of Date of Earliest Event Reports

3.1	Restated Certificate of Incorporation of National Western Life Group, Inc.
3.2	Bylaws of National Western Life Group, Inc.
10(a)	Revolving Credit Loan Agreement with Moody National Bank	8-K	10(ci)	8/31/2009
10(b)	Funds Withheld Coinsurance Agreement between National Western Life Insurance Company and Prosperity Life Assurance Limited effective as of January 6, 2021 (redacted)	8-K	10(ac)	1/6/2021
10(c)	Funds Withheld Coinsurance Agreement between National Western Life Insurance Company and Aspida Life Re Ltd. dated July 27, 2022	8-K	10(ag)	7/27/2022
10(d)	Management/Consultant Agreement dated March 29, 2000 by and between Regent Care Operations, Limited Partnership and Regent Management Services, Limited Partnership.	10-K/A	10(cp)	12/31/2009
10(e)	Management Agreement dated October 1, 2008 by and between Regent Care San Marcos B-3, Limited Partnership and Regent Management Services, Limited Partnership.	10-K/A	10(cq)	12/31/2009
10(f)	Administrative Services Only Agreement dated January 1, 2001 by and between National Western Life Insurance Company and American National Insurance Company	10-K/A	10(cr)	12/31/2009
10(g)	Premium Payment Agreement dated January 1, 2001 by and between National Western Life Insurance Company and American National Insurance Company	10-K/A	10(cs)	12/31/2009
10(h)	Exchange Agreement by and among National Western Life Insurance Company, NWL Services, Inc., Alternative Benefit Management, Inc., and American National Insurance Company effective November 23, 1998	10-K405	10(p)	12/31/1998
10(i)	Administrative Services Only Agreement dated January 1, 2001 by and between National Western Life Insurance Company and American National Insurance Company	10-K/A	10(ct)	12/31/2009
10(j)	Premium Payment Agreement dated January 1, 2001 by and between National Western Life Insurance Company and American National Insurance Company	10-K/A	10(cu)	12/31/2009
10(k)†	National Western Life Insurance Company 2022 Officer Bonus Program	8-K	10(af)	12/16/2021
10(l)†	National Western Life Insurance Company 2022 Chief Marketing Officer Bonus Program	8-K	10(ad)	12/16/2021
10(m)†	National Western Life Insurance Company 2023 Officer Bonus Program	8-K	10(ah)	12/14/2022
10(n)†	National Western Life Insurance Company 2023 Chief Marketing Officer Bonus Program	8-K	10(ai)	12/14/2022
10(o)†	Amended and Restated National Western Life Insurance Company Grandfathered Non-Qualified Defined Benefit Plan, effective as of December 31, 2004	10-K	10(cc)	12/31/2008
10(p)†	Amended and Restated National Western Life Insurance Company Non-Qualified Defined Benefit Plan, effective as of January 1, 2009	10-K	10(cd)	12/31/2008

10(q)†	Amended and Restated National Western Life Insurance Company Non-Qualified Defined Benefit Plan for Robert L. Moody, Sr., effective as of January 1, 2009	10-K	10(ca)	12/31/2008
10(r)†	Amended and Restated Non-Qualified Defined Benefit Plan for Ross R. Moody, effective as of January 1, 2009	10-K	10(cb)	12/31/2008
10(s)†	Amended and Restated National Western Life Insurance Company Grandfathered Non-Qualified Deferred Compensation Plan, effective as of December 31, 2004	10-K	10(ce)	12/31/2008
10(t)†	Amended and Restated National Western Life Insurance Company Non-Qualified Deferred Compensation Plan, effective as of January 1, 2009	10-K	10(cf)	12/31/2008
10(u)†	Amended and Restated National Western Life Insurance Company Pension Plan, effective January 1, 2008	10-Q	10(co)	3/31/2010
10(v)†	Amended and Restated National Western Life Insurance Company Group Excess Benefit Plan, effective May 1, 2009	10-Q	10(ch)	3/31/2009
10(w)†	National Western Life Insurance Company Change in Control Agreement Ross R. Moody	8-K	10(af)	12/14/2021
10(x)†	National Western Life Insurance Company Change in Control Agreement Rey Perez	8-K	10(s)	3/6/2019
10(y)†	National Western Life Insurance Company Change in Control Agreement with Brian Pribyl dated February 28, 2019	10-K	10(p)	12/31/2018
10(z)†	National Western Life Insurance Company Change in Control Agreement Kitty K. Nelson	8-K	10(q)	3/6/2019
10(aa)†	National Western Life Insurance Company Change in Control Agreement Patricia L. Scheuer	8-K	10(r)	3/6/2019
10(ab)†	National Western Life Insurance Company Change in Control Agreement R. Bruce Wallace	8-K	10(t)	3/6/2019
10(ac)†	National Western Life Insurance Company Change in Control Agreement Steven W. Mills	8-K	10(u)	3/6/2019
10(ad)†	National Western Life Insurance Company Change in Control Agreement Gregory J. Owen	8-K	10(v)	3/6/2019
10(ae)†	National Western Life Insurance Company Change in Control Agreement Charles D. Milos	8-K	10(w)	3/6/2019
10(af)†	National Western Life Insurance Company Change in Control Agreement Carlos A. Martinez	8-K	10(x)	3/6/2019
10(ag)†	National Western Life Insurance Company Retirement Bonus Program for Robert L. Moody, Sr.	8-K	10(bd)	12/15/2005
10(ah)†	Amended and Restated National Western Life Insurance Company Employee Health Plan, effective as of April 1, 2004	10-K	10(at)	12/31/2004
10(ai)†	National Western Life Insurance Company 1995 Stock and Incentive Plan	10-K	10(e)	12/31/1995
10(aj)†	First Amendment to the National Western Life Insurance Company 1995 Stock and Incentive Plan, effective June 19, 1998	10-Q	10(k)	6/30/1998
10(ak)†	Second Amendment to the National Western Life Insurance Company 1995 Stock and Incentive Plan	10-Q	10(w)	6/30/2001
10(al)†	Third Amendment to the National Western Life Insurance Company 1995 Stock and Incentive Plan	10-Q	10(ar)	9/30/2004
10(am)	Amended and Restated National Western Life Group, Inc. Incentive Plan, effective December 14, 2022
21	Subsidiaries of the Registrant
23(a)	Consent of Independent Registered Public Accounting Firm
31(a)*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32(a)*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Filed with this report.
† Management contract or compensatory plan or arrangement.

(b) Exhibits

Exhibits required by Regulation S-K are listed as to location in the Listing of Exhibits in Item 15.(a)3 above.  Exhibits not referred to have been omitted as inapplicable or not required.

4