Form 10-Q
period 2023-03-31
National Western Life Group, Inc.
filed 2023-05-15
CIK 1635984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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
Large Accelerated filer  ☐  Accelerated filer  ☒    Non-accelerated filer (Do not check if a smaller reporting company)  ☐  Smaller reporting company ☐  Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of May 12, 2023, the number of shares of Registrant's common stock outstanding was: Class A – 3,436,020 and  Class B - 200,000.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

ASSETS	March 31, 2023	December 31, 2022

Investments:
Debt securities available-for-sale, at fair value (cost: $8,255,018 and $8,438,760)	$7,586,306	7,611,633
Debt securities trading, at fair value (cost: $1,286,706 and $1,269,597)	1,107,438	1,065,993
Mortgage loans, net of allowance for credit losses ($3,703 and $3,575), ($19,555 and $19,334 at fair value)	504,255	505,730
Policy loans	70,070	70,495
Derivatives, index options	39,232	23,669
Equity securities, at fair value (cost: $14,119 and $14,547)	22,048	22,076
Other long-term investments	274,675	262,106
Short-term investments	3,937	3,937

Total investments	9,607,961	9,565,639

Cash and cash equivalents	301,836	295,270
Deferred policy acquisition costs (Note 1)	654,639	663,882
Deferred sales inducements (Note 1)	82,004	85,303
Value of business acquired (Note 1)	136,282	138,495
Cost of reinsurance (Note 1)	75,303	78,328
Market risk benefits asset (Note 1)	41,759	48,759
Accrued investment income	98,776	92,250
Federal income tax receivable	—	6,508
Deferred federal income tax asset (Note 1)	—	9,032
Amounts recoverable from reinsurer, net of allowance for credit losses ($840 and $450) (Note 1)	1,672,719	1,688,788
Other assets	110,614	110,691

Total assets	$12,781,893	12,782,945

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share amounts)

LIABILITIES AND STOCKHOLDERS’ EQUITY	March 31, 2023	December 31, 2022

LIABILITIES:

Future policyholder obligations:
Liability for policyholder account balances (Note 1)	$7,503,656	7,661,785
Additional liability for benefits in excess of account balance (Note 1)	150,688	148,708
Liability for future policy benefits (Note 1)	930,147	900,146
Market risk benefits liability (Note 1)	253,116	215,777
Other policyholder liabilities	154,215	175,089
Funds withheld liability	1,312,305	1,333,036
Deferred Federal income tax liability (Note 1)	8,539	—
Federal income tax payable	6,301	—
Other liabilities	156,695	157,482

Total liabilities	10,475,662	10,592,023

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY:

Common stock:
Class A - $0.01 par value; 7,500,000 shares authorized; 3,436,020 issued and outstanding in 2023 and 2022	34	34
Class B - $0.01 par value; 200,000 shares authorized, issued, and outstanding in 2023 and 2022	2	2
Additional paid-in capital	41,716	41,716
Accumulated other comprehensive income (loss) (Note 1)	(375,214)	(478,219)
Retained earnings (Note 1)	2,639,693	2,627,389

Total stockholders’ equity	2,306,231	2,190,922

Total liabilities and stockholders' equity	$12,781,893	12,782,945

Note:  The Condensed Consolidated Balance Sheet at December 31, 2022 has been derived from the audited Consolidated Financial Statements as of that date.

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended March 31, 2023 and 2022
(Unaudited)
(In thousands, except per share amounts)

	2023	2022

Premiums and other revenues:
Universal life and annuity contract charges (Note 1)	$35,357	32,797
Traditional life and single premium immediate annuity with life contingency (SPIAWLC) premiums (Note 1)	21,576	26,141
Net investment income	89,909	69,724
Other revenues	5,705	5,797
Net realized investment gains	67	3,794

Total revenues	152,614	138,253

Benefits and expenses:
Life and other policy benefits (Note 1)	24,190	33,512
Market risk benefits expense (Note 1)	36,960	(61,006)
Amortization of deferred transaction costs (Note 1)	21,274	23,436
Universal life and annuity contract interest (Note 1)	30,212	(13,571)
Other operating expenses	24,683	32,581

Total benefits and expenses	137,319	14,952

Earnings before Federal income taxes	15,295	123,301

Federal income taxes	2,991	25,739

Net earnings	$12,304	97,562

Basic earnings per share:
Class A (Note 4)	$3.48	27.59
Class B (Note 4)	$1.74	13.80

Diluted earnings per share:
Class A (Note 4)	$3.48	27.59
Class B (Note 4)	$1.74	13.80

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2023 and 2022
(Unaudited)
(In thousands)

	2023	2022

Net earnings	$12,304	97,562

Other comprehensive income (loss), net of effects of taxes:
Unrealized gains (losses) on debt securities available-for-sale:
Net unrealized holding gains (losses) arising during period (Note 1)	125,201	(438,416)
Reclassification adjustment for net amounts included in net earnings	(53)	(2,732)

Net unrealized gains (losses) on securities	125,148	(441,148)

Effect of discount rate changes on liability for future policy benefits (Note 1)	(21,714)	80,032

Foreign currency translation adjustments (Note 1)	(30)	315

Benefit plans:
Amortization of net prior service cost and net gain	(399)	1,134

Other comprehensive income (loss)	103,005	(359,667)

Comprehensive income (loss)	$115,309	(262,105)

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2023 and 2022
(Unaudited)
(In thousands)

	2023	2022

Common stock:
Balance at beginning of period	$36	36

Balance at end of period	36	36

Additional paid-in capital:
Balance at beginning of period	41,716	41,716

Balance at end of period	41,716	41,716

Accumulated other comprehensive income (loss):
Unrealized gains (losses) on debt securities available-for-sale: (Note 1)
Balance at beginning of period	(653,431)	367,109
Change in unrealized gains (losses) during period, net of tax	125,148	(441,148)

Balance at end of period	(528,283)	(74,039)

Changes in the Liability for future policy benefits related to changing discount rates (Note 1)
Balance at beginning of period	170,701	(60,121)
Change in liability for future policy benefits during period, net of tax	(21,714)	80,032

Balance at end of period	148,987	19,911

	Continued on Next Page

NATIONAL WESTERN LIFE GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued) For the Three Months Ended March 31, 2023 and 2022 (Unaudited) (In thousands)

	2023	2022

Foreign currency translation adjustments: (Note 1)
Balance at beginning of period	6,450	6,028
Change in translation adjustments during period	(30)	315

Balance at end of period	6,420	6,343

Benefit plan liability adjustment:
Balance at beginning of period	(1,939)	(15,367)
Amortization of net prior service cost and net gain, net of tax	(399)	1,134

Balance at end of period	(2,338)	(14,233)

Accumulated other comprehensive income (loss) at end of period	(375,214)	(62,018)

Retained earnings:
Balance at beginning of period (Note 1)	2,627,389	2,382,152
Net earnings (Note 1)	12,304	97,562

Balance at end of period	2,639,693	2,479,714

Total stockholders' equity	$2,306,231	2,459,448

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2023 and 2022
(Unaudited)
(In thousands)

	2023	2022

Cash flows from operating activities:
Net earnings	$12,304	97,562
Adjustments to reconcile net earnings to net cash from operating activities:
Universal life and annuity contract interest (Note 1)	30,212	(13,571)
Surrender charges and other policy revenues (Note 1)	(4,782)	(5,110)
Realized (gains) losses on investments	(67)	(3,794)
Accretion/amortization of discounts and premiums, investments	(893)	(998)
Depreciation and amortization	2,545	3,440
Increase (decrease) in estimated credit losses on investments	128	(171)
(Increase) decrease in value of debt securities trading	(24,335)	72,945
(Increase) decrease in value of equity securities	(1,095)	653
(Increase) decrease in value of derivative options	(2,933)	38,198
(Increase) decrease in deferred policy acquisition and sales inducement costs, and value of business acquired (Note 1)	14,755	4,796
(Increase) decrease in accrued investment income	(6,526)	(6,796)
(Increase) decrease in reinsurance recoverable (Note 1)	16,069	70,159
(Increase) decrease in cost of reinsurance (Note 1)	3,025	3,115
(Increase) decrease in other assets	(5,199)	(383)
Increase (decrease) in liabilities for future policy benefits (Note 1)	16,527	(9,467)
Increase (decrease) in market risk benefits liability (Note 1)	44,339	(64,989)
Increase (decrease) in other policyholder liabilities (Note 1)	(20,864)	10,854
Increase (decrease) in Federal income tax liability	12,809	(5,092)
Increase (decrease) in deferred Federal income tax (Note 1)	(9,810)	30,459
Increase (decrease) in funds withheld liability	(20,731)	(136,217)
Increase (decrease) in other liabilities	(8,427)	(12,543)

Net cash provided by operating activities	47,051	73,050

Cash flows from investing activities:
Proceeds from sales of:
Debt securities available-for-sale	2,038	13,030
Debt securities trading	7,445	17,183
Other investments	1,134	552
Proceeds from maturities, redemptions, and prepayments of:
Debt securities available-for-sale	265,496	248,347
Debt securities trading	15,239	46,762
Other investments	4,735	11,732
Derivatives, index options	—	32,304
Purchases of:
Debt securities available-for-sale	(73,767)	(414,547)

	Continued on Next Page

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) For the Three Months Ended March 31, 2023 and 2022 (Unaudited) (In thousands)

	2023	2022

Debt securities trading	(41,988)	(74,082)
Equity securities	(11)	(155)
Derivatives, index options	(12,945)	(12,576)
Other investments	(13,533)	(18,043)
Property, equipment, and other productive assets	(1,035)	(569)
Principal payments on mortgage loans	3,417	2,440
Cost of mortgage loans acquired	(1,800)	(26,400)
Decrease (increase) in policy loans	238	(334)
Other (increases) decreases to funds withheld	576	(463)

Net cash provided by (used in) investing activities	155,239	(174,819)

Cash flows from financing activities:
Deposits to account balances for universal life and annuity contracts	31,151	111,150
Return of account balances on universal life and annuity contracts	(226,752)	(224,566)
Principal payments under finance lease obligation	(85)	(84)

Net cash provided by (used in) financing activities	(195,686)	(113,500)

Effect of foreign exchange (Note 1)	(38)	399

Net increase (decrease) in cash, cash equivalents, and restricted cash	6,566	(214,870)
Cash, cash equivalents, and restricted cash at beginning of period	295,270	714,624

Cash, cash equivalents and restricted cash at end of period	$301,836	499,754

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$18	19
Income taxes	5	433

Noncash operating activities:
Net deferral and amortization of sales inducements (Note 1)	$(3,299)	294

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. Except for the retroactive adoption of a required change in accounting standard as discussed below and as further described in Note (2) New Accounting Pronouncements, in the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position and results of operations of National Western Life Group, Inc. ("NWLGI") and its wholly owned subsidiaries (collectively, the “Company”), on a basis consistent with the prior audited consolidated financial statements, as of March 31, 2023, and for the three months ended March 31, 2023 and March 31, 2022. Certain reclasses of prior year balances have been made for comparison. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year. It is recommended that these Condensed Consolidated Financial Statements, excluding balances affected by the adoption of Accounting Standards Update (ASU) 2018-12 noted below, be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 which is accessible free of charge through the Company's internet site at www.nwlgi.com or the Securities and Exchange Commission internet site at www.sec.gov. Except for balances affected by the adoption of ASU 2018-12 noted below, the Condensed Consolidated Balance Sheet at December 31, 2022 has been derived from the audited consolidated financial statements as of that date.

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

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates in the accompanying Condensed Consolidated Financial Statements include: (1) liabilities for future policy obligations and market risk benefits, (2) valuation of derivative instruments, (3) recoverability and amortization of deferred policy acquisition costs ("DPAC"), deferred sales inducements ("DSI"), the value of business acquired ("VOBA"), and the cost of reinsurance ("COR"), (4) valuation allowances for deferred tax assets, (5) goodwill, (6) allowances for credit losses on available-for-sale debt securities, (7) allowance for credit losses for mortgage loans and reinsurance recoverables, and (8) commitments and contingencies.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
On July 27, 2022, National Western entered into a Funds Withheld Coinsurance Agreement with Aspida Life Re Ltd. (“Aspida"), a reinsurer organized under the Laws of Bermuda. Pursuant to this agreement, the Company agreed to cede, on a coinsurance with funds withheld basis, a specified quota share of certain liabilities pertaining to an in-force block of annuity contracts issued by the Company before July 1, 2022. The amount of statutory reserve liabilities ceded by the Company to Aspida under the agreement approximates $250.0 million. In addition, pursuant to the agreement, the Company agreed to cede, on a coinsurance with funds withheld basis, a specified quota share of certain annuity contracts issued or to be issued by the Company on or after July 1, 2022.

As consideration for Aspida’s agreement to provide reinsurance pursuant to the agreement, the Company transferred into a funds withheld account permitted assets approximating the statutory reserve liabilities ceded to Aspida. In accordance with the agreement and in order to provide additional security for Aspida’s obligations under the agreement, the parties established a trust account for the benefit of the Company in which Aspida maintains certain assets and grants the Company a first priority security interest in such assets.

The table below shows the net unrealized gains and losses on available-for-sale securities that were reclassified out of accumulated other comprehensive income for the three months ended March 31, 2023 and March 31, 2022.

Affected Line Item in the Condensed Consolidated Statements of Earnings	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)
	Three Months Ended March 31,
	2023	2022

	(In thousands)

Other net investment gains	$67	3,458
Earnings before Federal income taxes	67	3,458
Federal income taxes	14	726

Net earnings	$53	2,732

Restatement of prior period consolidated financial statements as a result of adopting ASU 2018-12

As a result of the adoption of Accounting Standards Update 2018-12 Financial Services - Insurance (Topic 944) - Targeted Improvements to the Accounting for Long-Duration Contracts ("LDTI" or "ASU 2018-12), the results and related disclosures for the comparative 2022 period presented in this Form 10-Q were recast to be presented as if the requirements of LDTI had been in effect during that period. Implementation of LDTI affected various line items in each condensed consolidated financial statement. Refer to Note (2) New Accounting Policies for more details about the new guidance and a summary of the restated balances.

The Company adopted ASU 2018-12 guidance effective January 1, 2023 using the modified retrospective transaction method, where permitted, for changes in the liability for future policy benefits and deferred policy acquisition costs and related balances, and the retrospective transition method for market risk benefits. The transition date for restatement was January 1, 2021 and amounts previously reported were retroactively restated, including those amounts shown for the three months ended March 31, 2022, and as of December 31, 2022.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present amounts as previously reported, the effect of adoption of the guidance under ASU 2018-12, and the resulting adjusted amounts reported in interim Condensed Consolidated Financial Statements included herein. The tables include only those line items impacted by restatement.

Restated Lines of Condensed Consolidated Balance Sheet:

	December 31, 2022
	As previously Reported	Effect of Change	As Currently Reported

	(In thousands)

Assets:
Deferred policy acquisition costs	$909,786	(245,904)	663,882
Deferred sales inducements	114,399	(29,096)	85,303
Value of business acquired	146,494	(7,999)	138,495
Market risk benefits asset	—	48,759	48,759
Deferred federal income tax asset	57,867	(48,835)	9,032
Amounts recoverable from reinsurer, net of allowance for credit losses	1,723,347	(34,559)	1,688,788
Other assets	110,339	352	110,691
Total Assets	13,100,227	(317,282)	12,782,945

Liabilities:
Future policy benefits:
Universal life and annuity contracts	8,498,684	(8,498,684)	—
Traditional life reserves	919,650	(919,650)	—
Liability for policyholder account balances	—	7,661,785	7,661,785
Additional liability for benefits in excess of account balance	—	148,708	148,708
Liability for future policy benefits	—	900,146	900,146
Market risk benefits liability	—	215,777	215,777
Other liabilities	166,557	(9,075)	157,482
Total liabilities	11,093,016	(500,993)	10,592,023

Stockholders' Equity:
Accumulated other comprehensive income (loss)	(416,397)	(61,822)	(478,219)
Retained earnings	2,381,856	245,533	2,627,389
Total stockholders' equity	2,007,211	183,711	2,190,922

Total liabilities and stockholders' equity	13,100,227	(317,282)	12,782,945

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Interim Condensed Consolidated Statements of Earnings:

	Three Months Ended March 31,2022
	As previously Reported	Effect of Change	As Currently Reported

	(In thousands, except per share amounts)

Premiums and other revenues:
Universal life and annuity contract charges	$32,651	146	32,797
Traditional life and SPIAWLC premiums	22,333	3,808	26,141
Total Revenues	134,299	3,954	138,253

Benefits and Expenses:
Life and other policy benefits	41,899	(8,387)	33,512
Market risk benefits expense	—	(61,006)	(61,006)
Amortization of deferred transaction costs	29,016	(5,580)	23,436
Universal life and annuity contract interest	(14,805)	1,234	(13,571)
Total benefit and expenses	88,692	(73,740)	14,952

Federal income taxes	9,423	16,316	25,739

Net earnings	36,184	61,378	97,562

Basic earnings per share:
Class A (Note 4)	10.23	17.36	27.59
Class B (Note 4)	5.12	8.68	13.80

Diluted earnings per share:
Class A (Note 4)	10.23	17.36	27.59
Class B (Note 4)	5.12	8.68	13.80

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Interim Condensed Consolidated Statement of Changes in Stockholders' Equity:

	As previously Reported	Effect of Change	As Currently Reported

	(In thousands)

Retained Earnings:
Balance at December 31, 2021	$2,281,986	100,166	2,382,152
Net earnings (loss)	36,184	61,378	97,562
Balance at March 31, 2022	2,318,170	161,544	2,479,714
Balance at December 31, 2022	2,381,856	245,533	2,627,389

Accumulated Other Comprehensive Income (Loss):
Unrealized gains (losses) on non-impaired securities:
Balance at December 31, 2021	226,220	140,889	367,109
Other comprehensive income (loss), net of income tax	(279,341)	(161,807)	(441,148)
Balance at March 31, 2022	(53,121)	(20,918)	(74,039)
Balance at December 31, 2022	(419,965)	(233,466)	(653,431)

Change in LFPB due to discount rate changes:
Balance at December 31, 2021	—	(60,121)	(60,121)
Impact of discount rate changes during the period	—	80,032	80,032
Balance at March 31, 2022	—	19,911	19,911
Balance at December 31, 2022	—	170,701	170,701

Foreign currency translation adjustments:
Balance at December 31, 2021	5,100	928	6,028
Change in translation adjustments during period	313	2	315
Balance at March 31, 2022	5,413	930	6,343
Balance at December 31, 2022	5,507	943	6,450

Total Accumulated Other Comprehensive Income (Loss):
Balance at December 31, 2021	215,953	81,696	297,649
Change during period	(277,894)	(81,773)	(359,667)
Balance at March 31, 2022	(61,941)	(77)	(62,018)
Balance at December 31, 2022	(416,397)	(61,822)	(478,219)

Total stockholders' equity:
Balance at December 31, 2021	2,539,691	181,862	2,721,553
Balance at March 31, 2022	2,297,981	161,467	2,459,448
Balance at December 31, 2022	2,007,211	183,711	2,190,922

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Interim Condensed Consolidated Statement of Cash Flows:

	Three Months Ended March 31, 2022
	As previously Reported	Effect of Change	As Currently Reported

	(In thousands)

Cash flows from operating activities:
Net earnings	$36,184	61,378	97,562
Adjustments to reconcile net earnings to net cash from operating activities:
Universal life and annuity contract interest	(14,805)	1,234	(13,571)
Accretion/amortization of discounts and premiums, investments	(997)	(1)	(998)
(Increase) decrease in deferred policy acquisition and sales inducement costs, and value of business acquired	11,222	(6,426)	4,796
(Increase) decrease in reinsurance recoverable	45,155	25,004	70,159
(Increase) decrease in other assets	(329)	(54)	(383)
Increase (decrease) in liabilities for future policy benefits	22,652	(32,119)	(9,467)
Increase (decrease) in market risk benefits liability	—	(64,989)	(64,989)
Increase (decrease) in deferred Federal income tax	14,145	16,314	30,459
Increase (decrease) in other liabilities	(12,545)	2	(12,543)
Net cash provided by (used in) operating activities	72,707	343	73,050
Cash flows from financing activities:
Deposits to account balances for universal life and annuity contracts	114,756	(3,606)	111,150
Return of account balances on universal life and annuity contracts	(227,826)	3,260	(224,566)
Net cash provided by (used in) financing activities	(113,154)	(346)	(113,500)
Effect of foreign exchange	396	3	399

(2) NEW ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements not yet adopted

None noted.

Accounting pronouncements adopted

Targeted Improvements to the Accounting for Long-Duration Contracts

In August 2018, the FASB issued ASU 2018-12 Financial Services-Insurance (Topic 944) - Targeted Improvements to the Accounting for Long-Duration Contracts ("LDTI" or "ASU 2018-12"). This update pertains to long-duration contracts and improving the timeliness of recognizing changes in the liability for future policy benefits, simplifying accounting for certain market-based options, simplifying the amortization of deferred policy acquisition costs, and improving the effectiveness of required disclosures. Amendments include the following:

A. Require an insurance entity to (1) review and update assumptions used to measure cash flows at least annually (with changes recognized in net income) and (2) update discount rate assumptions at each quarterly reporting date with the impact recognized in Other comprehensive income ("OCI").

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

On January 1, 2023, the Company adopted the requirements of the new standard, using the modified retrospective approach for market risk benefits, the liability for future policy benefits, and deferred policy acquisition costs and related balances, such that those balances were adjusted to conform to ASU 2018-12 as of January 1, 2021, the transition date.

The following table summarizes the restated Deferred policy acquisition costs (DPAC) and Deferred sales inducements (DSI) balances as of the transition date, January 1, 2021, due to the adoption of ASU 2018-12.

	Domestic Traditional Life	Domestic Universal Life	International Traditional Life	International Universal Life	Annuities excl. SPIAs WLC	ONL & Affiliates

	(In thousands)

Deferred policy acquisition costs:
Balance, December 31, 2020	$4,014	96,513	13,399	157,186	103,179	7,789
Removal of shadow balances in Accumulated other comprehensive income	—	47,620	—	27,076	239,099	—

Adjusted balance, January 1, 2021	$4,014	144,133	13,399	184,262	342,278	7,789

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Domestic Traditional Life	Domestic Universal Life	International Traditional Life	International Universal Life	Annuities excl. SPIAs WLC	ONL & Affiliates

	(In thousands)

Deferred sales inducements:
Balance, December 31, 2020	$—	—	—	—	43,845	—
Removal of shadow balances in Accumulated other comprehensive income	—	—	—	—	52,533	—

Adjusted balance, January 1, 2021	$—	—	—	—	96,378	—

The following table summarizes restated DPAC and DSI balances by product line in the Consolidated Balance Sheet as of January 1, 2021.

	DPAC Balances	DSI Balances

	(In thousands)

Domestic traditional life	$4,014	—
Domestic universal life	144,133	—
International traditional life	13,399	—
International universal life	184,262	—
Annuities, excluding SPIAs with life contingencies	342,278	96,378
ONL & Affiliates	7,789	—

Balance Sheet balance as of January 1, 2021	$695,875	96,378

A table presenting the change in Value of business acquired (VOBA) between December 31, 2020 and January 1, 2021 for the adoption of ASU 2018-12 is not included as VOBA is not impacted by shadow balance accounting. However, the method of recognizing amortization expense of VOBA in the Condensed Statements of Earnings subsequent to January 1, 2021 has changed consistent with the method of determining amortization expense for DPAC and DSI balances. Refer to Note (5) Deferred Transaction Costs for further information concerning amortization of Deferred Transaction Costs balances effected by the adoption of ASU 2018-12.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes the restated Liability for policyholder account balances as of January 1, 2021 for the adoption of ASU 2018-12.

	Domestic Universal Life	International Universal Life	Annuities excl. SPIAs WLC

	(In thousands)

Universal life and annuity contracts balance, December 31, 2020	$1,267,764	740,839	7,026,713
Transfer of balances to Additional liabilities in excess of account balance	(45,136)	(63,046)	(11,192)
Transfer of balances to Liability for future policy benefits	66	107	(200,894)
Transfer of balances to Market risk benefits	—	—	(205,611)
Change in embedded derivative on reserves	—	—	(131,573)

Liability for policyholder account balances, January 1, 2021	1,222,694	677,900	6,477,443
Less reinsurance recoverable	—	—	(1,677,898)

Adjusted balance, January 1, 2021, net of reinsurance	$1,222,694	677,900	4,799,545

The following table summarizes the Additional liability in excess of account balances as of January 1, 2021 for the adoption of ASU 2018-12.

	Domestic Universal Life	International Universal Life	Annuities excl. SPIAs WLC

	(In thousands)

Balance, December 31, 2020	$—	—	—
Transfer of balances from universal life ("UL") and annuity contracts	45,136	63,046	11,192
Adjusted balance, January 1, 2021	45,136	63,046	11,192
Less reinsurance recoverable	—	—	(11,192)

Adjusted balance, January 1, 2021, net of reinsurance	$45,136	63,046	—

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes the restated Liability for future policy benefits balance as of January 1, 2021 for the adoption of ASU 2018-12.

	Domestic Traditional Life	International Traditional Life	SPIAs With Life Contingencies	ONL & Affiliates

	(In thousands)

Traditional life reserve balance, December 31, 2020	$56,894	70,426	2,350	768,433
Transfer of balances from UL and annuity contracts	(66)	(107)	200,894	—
Change in discount rate assumptions	36,479	26,131	37,390	86,016
Change in cash flow assumptions, effect of net premiums exceeding gross premiums	7,937	—	—	—
Change in cash flow assumptions, effect of decrease (increase) of the deferred profit liability	—	—	(3,160)	—
Other Adjustments	1,163	(1,048)	653	12,403
Adjustment for removal of related balances in accumulated other comprehensive income	—	—	—	—

Liability for future policy benefit balance, January 1, 2021	102,407	95,402	238,127	866,852
Less reinsurance recoverable	(13,680)	(607)	(238,127)	(33,731)

Adjusted balance, January 1, 2021, net of reinsurance	$88,727	94,795	—	833,121

Refer to Note (6) Policyholder Obligations for further information.

The following table summarizes the Market risk benefits liability balance as of January 1, 2021 for the adoption of ASU 2018-12.

(In thousands)

Balance, December 31, 2020	$—
Transfer of balances from UL and annuity contracts	205,611
Adjustment for the difference between carrying amount and fair value, except for the difference due to instrument-specific credit risk	95,990
Adjustment for the cumulative effect of changes in the instrument-specific credit risk	—

Total adjustment for the difference between carrying amount and fair value	95,990

Adjusted balance, January 1, 2021	301,601
Less reinsurance recoverable	(73,651)

Adjusted balance, January 1, 2021, net of reinsurance	$227,950

Refer to Note (7) Market Risk Benefits for further information.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes restated Future policyholder obligations liability and the Market risk benefits liability balances in the Consolidated Balance Sheet as of January 1, 2021.

	Policyholder Account Balances	Additional Liability for Benefits	Liability for Future Policy Benefits	Market Risk Benefits Liability

	(In thousands)

Domestic traditional life	$—	—	102,407	—
Domestic universal life	1,222,694	45,136	—	—
International traditional life	—	—	95,402	—
International universal life	677,900	63,046	—	—
SPIAs with life contingencies	—	—	238,127	—
Annuities, excluding SPIAs with life contingencies	6,477,443	11,192	—	301,601
ONL & Affiliates	—	—	866,852	—

Balance Sheet balances as of January 1, 2021	$8,378,037	119,374	1,302,788	301,601

The following table presents the effect of the transition adjustment, net of foreign exchange and deferred tax adjustments, on total equity for the adoption of ASU 2018-12 as of January 1, 2021.

	January 1, 2021
	Retained Earnings	Accumulated Other Comprehensive Income	Total

	(In thousands)

Liability for future policy benefits	$(9,650)	(112,734)	(122,384)
Liability for policyholder account balances	303,503	—	303,503
Additional liability for excess death/annuitization benefits	(85,463)	—	(85,463)
Deferred policy acquisition costs	—	247,897	247,897
Deferred sales inducements	—	41,501	41,501
Market risk benefits	(180,080)	—	(180,080)

Total	$28,310	176,664	204,974

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The net transition adjustment for the Liability for future policy benefits is due to the difference in the discount rate used previously and the discount rate used for the adoption of ASU 2018-12 at January 1, 2021. The transition adjustment for DPAC and DSI removed the shadow adjustments pertaining to unrealized investment gains/(losses) previously required to be allocated from Accumulated Other Comprehensive Income. The transition adjustment for Market risk benefits is the difference between reporting certain contracts and contract features at fair value under ASU 2018-12 as opposed to the carrying amount previously required under GAAP.

Prior to the adoption of ASU 2018-12, VOBA and Cost of Reinsurance (COR) balances were amortized consistent with the methodologies employed for amortizing DPAC and DSI balances. Although not otherwise impacted by ASU 2018-12, the Company elected to continue using the amortization method consistent with that used for amortizing DPAC and DSI balances after the adoption of the new accounting standard. VOBA and COR balances did not have shadow accounting requirements under GAAP prior to the adoption of ASU 2018-12 and consequently did not have a transition adjustment.

The following tables summarize restated DPAC, DSI, and VOBA balances as of December 31, 2021 and the changes in these balances subsequent to the January 1, 2021 transition date. The balances as of December 31, 2021 establish the beginning balances for reporting the results for the quarter ended March 31, 2022.

	Domestic Traditional Life	Domestic Universal Life	International Traditional Life	International Universal Life	Annuities excl. SPIAs WLC	ONL & Affiliates

	(In thousands)

Deferred Policy Acquisition Costs:
Adjusted balance, January 1, 2021	$4,014	144,133	13,399	184,262	342,278	7,789
Capitalization additions	19	33,447	—	1,072	38,836	4,176
Amortization	(585)	(9,265)	(984)	(17,666)	(40,187)	(676)
Experience adjustment	—	(567)	—	(112)	970	—

Adjusted balance, December 31, 2021	$3,448	167,748	12,415	167,556	341,897	11,289

	Domestic Traditional Life	Domestic Universal Life	International Traditional Life	International Universal Life	Annuities excl. SPIAs WLC	ONL & Affiliates

	(In thousands)

Deferred Sales Inducements:
Adjusted balance, January 1, 2021	$—	—	—	—	96,378	—
Capitalization additions	—	—	—	—	18,117	—
Amortization	—	—	—	—	(11,775)	—
Experience adjustment	—	—	—	—	256	—

Adjusted balance, December 31, 2021	$—	—	—	—	102,976	—

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

ONL & Affiliates
(In thousands)

Value of Business Acquired:
Balance, January 1, 2021	$162,968
Capitalization additions	—
Amortization	(13,560)
Experience adjustment	—

Balance, December 31, 2021	$149,408

The following table summarizes restated DPAC, DSI, and VOBA balances in the Consolidated Balance Sheet as of December 31, 2021.

	DPAC	DSI	VOBA

	(In thousands)

Domestic traditional life	$3,448	—	—
Domestic universal life	167,748	—	—
International traditional life	12,415	—	—
International universal life	167,556	—	—
SPIAs with life contingencies	—	—	—
Annuities, excluding SPIAs with life contingencies	341,897	102,976	—
ONL & Affiliates	11,289	—	149,408

Balance Sheet balances as of December 31, 2021	$704,353	102,976	149,408

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes the restated Liability for policyholder account balances as of December 31, 2021 and the changes in this balance subsequent to the January 1, 2021 transition date. The balance as of December 31, 2021 establishes the beginning balance for reporting the results for the quarter ended March 31, 2022.

	Domestic Universal Life	International Universal Life	Annuities excl. SPIAs WLC

	(In thousands)

Adjusted balance, January 1, 2021	$1,222,694	677,900	6,477,443
Issuances	—	—	—
Premiums received	225,349	46,147	430,846
Policy charges	(76,147)	(68,800)	(28,643)
Surrenders and withdrawals	(47,483)	(47,644)	(580,269)
Benefit payments	(25,418)	(2,040)	(207,302)
Interest credited	89,508	36,902	155,783
Other	23,555	5,121	(86,558)

Adjusted balance, December 31, 2021	1,412,058	647,586	6,161,300
Less reinsurance recoverable	—	—	(1,458,076)

Adjusted balance, December 31, 2021 net of reinsurance	$1,412,058	647,586	4,703,224

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes the restated Additional liability in excess of account balances as of December 31, 2021 and the changes in this balance subsequent to the January 1, 2021 transition date. The balance as of December 31, 2021 establishes the beginning balance for reporting the results for the quarter ended March 31, 2022.

	Domestic Universal Life	International Universal Life	Annuities excl. SPIAs WLC

	(In thousands)

Adjusted balance, January 1, 2021 net of reinsurance	$45,136	63,046	—
Beginning balance before shadow reserve adjustments	45,136	63,046	11,192
Effect of changes in cash flow ("CF") assumptions	7,061	(14,524)	—
Effect of actual variances from expected experience	—	—	1,512

Adjusted beginning of year balance:	52,197	48,522	12,704
Issuances	—	—	—
Interest accrual	4,767	3,264	459
Assessments collected	14,775	8,304	749
Benefit payments	(17,687)	(10,565)	(1,198)
Derecognition (lapses and withdrawals)	45	(1,189)	4

Ending balance before shadow reserve adjustments	54,097	48,336	12,718
Effect of shadow reserve adjustments	—	—	—

Adjusted balance, December 31, 2021	54,097	48,336	12,718
Less: Reinsurance recoverable	—	—	(12,718)

Adjusted balance, December 31, 2021 net of reinsurance	$54,097	48,336	—

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes the restated Liability for future policy benefits balance as of December 31, 2021 and the changes in this balance subsequent to the January 1, 2021 transition date. The balance as of December 31, 2021 establishes the beginning balance for reporting the results for the quarter ended March 31, 2022.

	Domestic Traditional Life	International Traditional Life	SPIAs With Life Contingencies	ONL & Affiliates

	(In thousands)

Adjusted balance, January 1, 2021	$102,407	95,402	238,127	866,852
Beginning balance at original discount rate	65,928	69,270	200,737	780,836
Effect of changes in CF assumptions	—	—	(316)	—
Effect of actual variances from expected experience	(525)	(252)	5,724	114

Adjusted beginning of year balance:	65,403	69,018	206,145	780,950
Issuances	—	—	39,338	227
Interest accrual	4,058	4,391	7,076	23,801
Net premium collected	16	5,602	—	35,640
Benefit payments	(6,538)	(17,221)	(22,173)	(56,616)
Derecognition (lapses and withdrawals)	—	—	(6,840)	—
Other	597	2,608	358	(770)

Ending balance at original discount rate	63,536	64,398	223,904	783,232
Effect of changes in discount rate	26,933	17,186	20,646	34,913

Adjusted balance, December 31, 2021	90,469	81,584	244,550	818,145
Less reinsurance recoverable	(13,841)	(578)	(211,912)	(31,476)

Adjusted balance, December 31, 2021 net of reinsurance	$76,628	81,006	32,638	786,669

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes the net Market risk benefit liability balance as of December 31, 2021 and the changes in this net balance subsequent to the January 1, 2021 transition date. The net balance as of December 31, 2021 establishes the beginning net balance for reporting the results for the quarter ended March 31, 2022.

(In thousands)

Adjusted balance, January 1, 2021	$301,601
Balance, beginning of year, before effect of changes in instrument-specific credit risk:	301,601
Issuances	3,184
Interest accrual	—
Attributed fees collected	38,182
Benefit payments	—
Effect of changes in interest rates	(36,112)
Effect of changes in equity markets	—
Effect of changes in equity index volatility	—
Actual policyholder behavior different from expected behavior	(7,022)
Effect of changes in future expected policyholder behavior	—
Effect of changes in other future expected assumptions	—

Balance, end of year, before effect of changes in instrument-specific credit risk	299,833
Effect of changes in the instrument-specific credit risk	—

Adjusted balance, December 31, 2021	299,833
Less reinsurance recoverable, end of year	(68,238)

Adjusted balance, December 31, 2021 net of reinsurance	$231,595

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes restated Future policyholder obligations liability and the Market risk benefits liability balances in the Consolidated Balance Sheets as of December 31, 2021.

	Policyholder Account Balances	Additional Liability for Benefits	Liability for Future Policy Benefits	Market Risk Benefits Liability

	(In thousands)

Domestic traditional life	$—	—	90,469	—
Domestic universal life	1,412,058	54,097	—	—
International traditional life	—	—	81,584	—
International universal life	647,586	48,336	—	—
SPIAs with life contingencies	—	—	244,550	—
Annuities, excl. SPIAs with life contingencies	6,161,300	12,718	—	299,833
ONL & Affiliates	—	—	818,145	—

Balances as of December 31, 2021	$8,220,944	115,151	1,234,748	299,833

Other Accounting Pronouncements

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

(3) STOCKHOLDERS' EQUITY

Robert L. Moody, Sr., through the Robert L. Moody Revocable Trust, controls 99.0% of the total outstanding shares of the Company's Class B Common Stock as of March 31, 2023. Holders of the Company's Class A Common Stock elect one-third of the Board of Directors of the Company, and holders of the Class B Common Stock elect the remainder. Any cash or in-kind dividends paid on each share of Class B Common Stock are limited to one-half of the cash or in-kind dividends paid on each share of Class A Common Stock. In the event of liquidation of the Company by dissolution, the holders of Class A Common Stock will receive the par value of their shares; then the holders of Class B Common Stock will receive the par value of their shares; and the remaining net assets of the Company shall be divided between the stockholders of both Class A Common Stock and Class B Common Stock based upon the number of shares held.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
As the sole owner of National Western, all dividends declared by National Western are payable entirely to NWLGI and are eliminated in consolidation. National Western is restricted by state insurance laws as to dividend amounts which may be paid to stockholders without prior approval from the Colorado Division of Insurance. The restrictions are based on the lesser of statutory earnings from operations, excluding capital gains, or 10% of statutory surplus of National Western as of the previous year-end. Under these guidelines, the maximum dividend payment which may be made without prior approval in 2023 is $66.5 million. National Western did not declare or pay cash dividends to NWLGI during the three months ended March 31, 2023 and 2022.

Ozark National is similarly restricted under the state insurance laws of Missouri as to dividend amounts which may be paid to stockholders without prior approval to the greater of 10.0% of the statutory surplus of the company from the preceding year-end or the company's net gain from operations, excluding capital gains, from the prior calendar year. Based upon this restriction, the maximum dividend payment which may be made in 2023 without prior approval is $21.6 million. All dividends declared by Ozark National are payable entirely to NWLIC as the sole owner and are eliminated in consolidation. Ozark National did not declare or pay cash dividends to NWLIC during the three months ended March 31, 2023 and 2022.

NIS is restricted under FINRA rules as to the maximum dividend amounts that can be paid out to stockholders. Maximum allowable dividend amounts are determined based on calculations which require that certain net capital thresholds be maintained after dividends are paid out. Under these guidelines, the maximum dividend payment amount at December 31, 2022 was $13.6 million. During the quarter ended March 31, 2023, NIS declared and paid a $12.0 million dividend to NWLGI as its sole stock owner. No dividends were declared or paid in the quarter ended March 31, 2022. All dividends declared and paid by NIS are eliminated in consolidation.

NWLGI did not declare or pay cash dividends on its common shares during the three months ended March 31, 2023 and 2022.

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

As previously described in Note (1) Consolidation and Basis of Presentation and Note (2) New Accounting Pronouncements, the results for the quarter ended March 31, 2022 have been restated for the adoption of Accounting Standards Update 2018-12 Financial Services-Insurance (Topic 944) - Targeted Improvements to the Accounting for Long-Duration Contracts. Accordingly, the earnings per share information presented in the following table for the three months ended March 31, 2022 have been updated and differs from that previously reported.

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

	Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B

	(In thousands except per share amounts)

Numerator for Basic and Diluted Earnings Per Share:
Net earnings	$12,304		97,562
Dividends - Class A shares	—		—
Dividends - Class B shares	—		—

Undistributed earnings	$12,304		97,562

Allocation of net earnings:
Dividends	$—	—	—	—
Allocation of undistributed earnings	11,956	348	94,803	2,759

Net earnings	$11,956	348	94,803	2,759

Denominator:
Basic earnings per share - weighted-average shares	3,436	200	3,436	200
Effect of dilutive stock options	—	—	—	—

Diluted earnings per share - adjusted weighted-average shares for assumed conversions	3,436	200	3,436	200

Basic earnings per share	$3.48	1.74	27.59	13.80

Diluted earnings per share	$3.48	1.74	27.59	13.80

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(5) DEFERRED TRANSACTION COSTS

Deferred transaction costs include deferred policy acquisition costs (DPAC), deferred sales inducements (DSI), value of business acquired (VOBA), and cost of reinsurance (COR).

Deferred policy acquisition costs ("DPAC") include certain costs of successfully acquiring new insurance business, including commissions and other expenses related directly to the production of new business (indirect or unsuccessful acquisition costs, maintenance, product development and overhead expenses are charged to expenses as incurred). Also included are premium bonuses and bonus interest credited to contracts during the first contract year only which are recorded as deferred sales inducements ("DSI").

Prior to the adoption of LDTI, DPAC and DSI balances were amortized in relation to the present value of expected gross profits for interest sensitive universal life and annuity products, and over the premium paying period for nonparticipating traditional life products proportional to the ratio of annual premium revenues to total anticipated premium revenues. Under LDTI guidance, deferred policy acquisition costs and deferred sales inducements are amortized on a constant level cohort basis over the expected term of the contracts approximating a straight-line amortization on an individual contract basis. Contracts are grouped consistent with the groupings used to estimate the liability for future policy benefits. The constant-level basis for amortizing DAC is generally in proportion to the initial face amount of life insurance in force for life insurance policies, in proportion to deposits for deferred annuity contracts, and in proportion to annual benefit payments for annuity contracts in payout mode.

The Company is required to write off deferred policy acquisition costs and unearned revenue liabilities upon internal replacement of certain contracts as well as annuitizations of deferred annuities. All insurance and investment contract modifications and replacements are reviewed to determine if the internal replacement results in a substantially changed contract. If so, the acquisition costs, sales inducements and unearned revenue associated with the new contract are deferred and amortized over the lifetime of the new contract. In addition, the existing deferred policy acquisition costs, sales inducement costs and unearned revenue balances associated with the replaced contract are written off. If an internal replacement results in a substantially unchanged contract, the acquisition costs, sales inducements and unearned revenue associated with the new contract are immediately recognized in the period incurred. In addition, the existing deferred policy acquisition costs, sales inducement costs or unearned revenue balance associated with the replaced contract are not written off, but instead are carried over to the new contract.

Current period amortization of DPAC and DSI is impacted by changes in actual insurance in force during the period as well as changes in future assumptions as of the end of each reporting period, where applicable. Assumptions used for DPAC are consistent with those used in estimating the liability for future policy benefits (or any other related balance) for the corresponding contracts. Determining the level of aggregation and actuarial assumptions used in projecting in force terminations requires judgment.

The value of insurance in force business acquired ("VOBA") is a purchase accounting convention for life insurance companies in business combinations based upon an actuarial determination of the difference between the fair value of policy liabilities acquired and the same policyholder liabilities measured in accordance with the acquiring company's accounting policies. The difference, referred to as VOBA, is an intangible asset subject to periodic amortization. It represents the portion of the purchase price allocated to the value of the rights to receive future cash flows from the business in force at the acquisition date. The Company performs recoverability testing of VOBA consistent with the recoverability analysis performed for DPAC and DSI balances. Under LDTI guidance, VOBA is amortized on the same basis used for DPAC and DSI balances.

The Cost of Reinsurance ("COR") asset represents the amount of assets transferred at the closing date of a funds withheld agreement (debt securities, policy loans, and cash) in excess of the GAAP liability ceded plus a $48.0 million ceding commission paid to the reinsurer. The original COR balance of $102.8 million is amortized commensurate with the runoff of the ceded block of funds withheld business and the amortization expense is reported in the Condensed Consolidated Statements of Earnings.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Deferred Policy Acquisition Costs - A summary of information related to DPAC is provided in the following table.

	Three Months Ended March 31, 2023
	Domestic Traditional Life	Domestic Universal Life	International Traditional Life	International Universal Life	Annuities excl. SPIAs WLC	ONL & Affiliates

	(In thousands)

Balance, beginning of period	$3,159	176,034	11,151	152,287	306,489	14,762
Capitalization additions	3	3,452	—	158	2,077	1,103
Amortization	(72)	(3,094)	(292)	(3,792)	(8,582)	(204)
Experience adjustment	—	—	—	—	—	—

Balance, end of period	$3,090	176,392	10,859	148,653	299,984	15,661

	Three Months Ended March 31, 2022
	Domestic Traditional Life	Domestic Universal Life	International Traditional Life	International Universal Life	Annuities excl. SPIAs WLC	ONL & Affiliates

	(In thousands)

Balance, beginning of period	$3,448	167,748	12,415	167,556	341,897	11,289
Capitalization additions	4	6,673	—	238	7,173	1,144
Amortization	(79)	(3,413)	(350)	(4,141)	(8,867)	(238)
Experience adjustment	—	—	—	—	—	—

Balance, end of period	$3,373	171,008	12,065	163,653	340,203	12,195

The following table summarizes DPAC balances by product line as of the end of the following periods.

	March 31,
	2023	2022

	(In thousands)

Domestic traditional life	$3,090	3,373
Domestic universal life	176,392	171,008
International traditional life	10,859	12,065
International universal life	148,653	163,653
SPIAs with life contingencies	—	—
Annuities, excl. SPIAs with life contingencies	299,984	340,203
ONL & Affiliates	15,661	12,195

Total	$654,639	702,497

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Deferred Sales Inducements - A summary of information related to DSI is provided in the following tables.

	Three Months Ended March 31, 2023
	Domestic Traditional Life	Domestic Universal Life	International Traditional Life	International Universal Life	Annuities excl. SPIAs WLC	ONL & Affiliates

	(In thousands)

Balance, beginning of period	$—	—	—	—	85,303	—
Capitalization additions	—	—	—	—	(939)	—
Amortization	—	—	—	—	(2,360)	—
Experience adjustment	—	—	—	—	—	—

Balance, end of period	$—	—	—	—	82,004	—

	Three Months Ended March 31, 2022
	Domestic Traditional Life	Domestic Universal Life	International Traditional Life	International Universal Life	Annuities excl. SPIAs WLC	ONL & Affiliates

	(In thousands)

Balance, beginning of period	$—	—	—	—	102,976	—
Capitalization additions	—	—	—	—	4,040	—
Amortization	—	—	—	—	(3,746)	—
Experience adjustment	—	—	—	—	—	—

Balance, end of period	$—	—	—	—	103,270	—

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes DSI balances by product line as of the end of the following periods.

	March 31,
	2023	2022

	(In thousands)

Domestic traditional life	$—	—
Domestic universal life	—	—
International traditional life	—	—
International universal life	—	—
SPIAs with life contingencies	—	—
Annuities, excluding SPIAs with life contingencies	82,004	103,270
ONL & Affiliates	—	—

Total	$82,004	103,270

Value of Business Acquired - A summary of information related to VOBA is provided in the following table.

	Three Months Ended March 31,
	2023	2022

	(In thousands)

Balance, beginning of period	$138,495	149,408
Amortization	(2,213)	(3,234)
Experience adjustment	—	—

Balance as of end of period	$136,282	146,174

Estimated future amortization of VOBA, net of interest, is as follows as of March 31, 2023:

(In thousands)

Remainder of 2023	$6,465
2024	8,226
2025	7,789
2026	7,349
2027	6,935

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Cost of Reinsurance - A summary of information related to COR is provided in the following table.

	Three Months Ended March 31,
	2023		2022

	SPIAs WLC	Annuities excl. SPIAs WLC	SPIAs WLC	Annuities excl. SPIAs WLC
	(In thousands)

Balance, beginning of period	$11,897	66,431	12,591	77,095
Additions	—	—	—	—
Amortization	(446)	(2,579)	(148)	(2,967)
Experience Adjustment	—	—	—	—

Balance as of end of period	$11,451	63,852	12,443	74,128

The following table summarizes the COR balance by product line as of the end of the following periods.

	March 31,
	2023	2022

	(In thousands)

SPIAs with life contingencies	$11,451	12,443
Annuities, excl. SPIAs with life contingencies	63,852	74,128

Total	$75,303	86,571

(6) POLICYHOLDER OBLIGATIONS

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
A liability for future policy benefits, which is the present value of estimated future policy benefits to be paid to or on behalf of policyholders and certain related expenses less the present value of estimated future net premiums to be collected from policyholders, is accrued as premium revenue is recognized. Under GAAP, the liability for future policy benefits on traditional life products has been calculated using assumptions as to future mortality and withdrawals based on Company experience. Contracts are grouped into cohorts by product features and issue year. The liability is adjusted for differences between actual and expected experience. With the exception of the expense assumption, the Company reviews its historical and future cash flow assumptions quarterly and updates the net premium ratio used to calculate the liability each time the assumptions are changed. Each quarter, the Company updates its estimate of cash flows expected over the entire life of a group of contracts using actual historical experience and current future cash flow assumptions. These updated cash flows are used to calculate the revised net premiums and net premium ratio, which are used to derive an updated liability for future policy benefits as of the beginning of the current reporting period, discounted at the original contract issuance discount rate. This amount is then compared to the carrying amount of the liability as of that same date, before the updating of cash flow assumptions, to determine the current period change in liability estimate. This current period change in the liability is the liability remeasurement gain or loss and is presented as a separate component of benefit expense in the Condensed Consolidated Statements of Earnings. In subsequent periods, the revised net premiums are used to measure the liability for future policy benefits, subject to future revisions.

The discount rate assumption is an equivalent single rate that is derived based on A-credit-rated fixed-income instruments with similar duration to the liability. The Company selects fixed-income instruments that have been A-rated by one of the major credit rating agencies, such as Moody's, Standard & Poor's, or Fitch. The discount rate assumption is updated quarterly and used to remeasure the liability at the reporting date, with the resulting change reflected in other comprehensive income. For liability cash flows that are projected beyond the duration of market-observable A-credit-rated fixed-income instruments, the Company uses the last market-observable yield level, and uses linear interpolation to determine yield assumptions for durations that do not have market-observable yields.

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

Other policy claims and benefits - Unearned revenue reserves are maintained that reflect the unamortized balance of charges assessed to interest sensitive contract holders which serve as compensation for services to be performed over future periods (policy premium loads). These charges have been deferred and are being recognized in income over the period benefited using the same assumptions and factors used to amortize deferred acquisition costs.

In both 2022 and 2023, the Company updated the net premium ratio for actual historical experience each quarter. Future cash flow assumptions are reviewed each quarter and are updated in the third quarter.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Liability for Policyholder Account Balances - The Company recognizes a liability for policyholder account balances, which includes universal life products and annuities other than single premium immediate annuities with life contingencies. The following tables summarize balances and changes in the Liability for policyholder account balances.

	Three Months Ended March 31, 2023
	Domestic Universal Life	International Universal Life	Annuities excl. SPIAs WLC

	(In thousands)

Balance, beginning of period	$1,409,471	575,096	5,677,218
Issuances	—	—	—
Premiums received	27,587	10,196	34,263
Policy charges	(16,441)	(19,656)	(7,500)
Surrenders and withdrawals	(14,361)	(11,000)	(129,363)
Benefit payments	(8,189)	(846)	(53,150)
Interest credited	3,267	2,249	13,857
Other	14,268	1,075	(4,385)

Balance, end of period	1,415,602	557,114	5,530,940
Less reinsurance recoverable	—	—	(1,211,421)

Ending balance, net of reinsurance	$1,415,602	557,114	4,319,519

Weighted-average crediting rate	0.98%	1.53%	1.44%
Net amount at risk	$1,621	6,910	1,162,927
Cash surrender value	$1,211,837	522,501	5,201,886

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended March 31, 2022
	Domestic Universal Life	International Universal Life	Annuities excl. SPIAs WLC

	(In thousands)

Balance, beginning of period	$1,412,058	647,586	6,161,300
Issuances	—	—	—
Premiums received	43,308	11,054	86,952
Policy charges	(17,843)	(17,010)	(7,430)
Surrenders and withdrawals	(12,149)	(10,922)	(130,605)
Benefit payments	(4,802)	(876)	(61,827)
Interest credited	20,967	8,198	24,193
Other	(26,898)	(11,848)	(16,041)

Balance, end of period	1,414,641	626,182	6,056,542
Less reinsurance recoverable	—	—	(1,121,628)

Ending balance, net of reinsurance	$1,414,641	626,182	4,934,914

Weighted-average crediting rate	7.06%	5.47%	1.63%
Net amount at risk	$1,640	7,659	1,047,233
Cash surrender value	$1,204,975	582,583	5,649,320

The following table summarizes the Liability for policyholder account balances by line of business as of the end of the following periods.

	March 31,
	2023	2022

	(In thousands)

Domestic universal life	$1,415,602	1,414,641
International universal life	557,114	626,182
Annuities excl. SPIAs with life contingencies	5,530,940	6,056,542

Total	$7,503,656	8,097,365

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums.

	March 31, 2023
	At Guaranteed Minimum	1-50 Basis Points Above	51-150 Basis Points Above	Greater Than 150 Basis Points Above	Total

	(In thousands)

Range of guaranteed minimum crediting rate:
Less than 2.00%	$1,977,043	2,291	38,739	140,367	2,158,440
2.00% - 2.99%	478,429	8,092	86,871	24,576	597,968
3.00% - 3.99%	453,414	40,857	2,780	27	497,078
4.00% and greater	398,573	—	—	36	398,609

Total	$3,307,459	51,240	128,390	165,006	3,652,095

	March 31, 2022
	At Guaranteed Minimum	1-50 Basis Points Above	51-150 Basis Points Above	Greater Than 150 Basis Points Above	Total

	(In thousands)

Range of guaranteed minimum crediting rate:
Less than 2.00%	$2,034,045	3,280	118,173	106,054	2,261,552
2.00% - 2.99%	563,761	8,385	108,925	—	681,071
3.00% - 3.99%	553,475	46,818	2,870	25	603,188
4.00% and greater	417,904	1	—	34	417,939

Total	$3,569,185	58,484	229,968	106,113	3,963,750

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Additional Liability for Benefits in Excess of Account Balances And Liability for Future Policy Benefits - The following table provides the balances and changes in insurance liabilities related to universal life and annuities that are in addition to the account balance, including annuitization benefits and death or other insurance benefits.

	Three Months Ended March 31, 2023
	Domestic Universal Life	International Universal Life	Annuities

	(In thousands)

Balance, beginning of period	$63,804	46,402	38,502
Beginning balance before shadow reserve adjustments	63,804	46,402	38,502
Effect of changes in cash flow assumptions	4,693	(771)	—
Effect of actual variances from expected experience	—	—	497

Adjusted beginning of period balance	68,497	45,631	38,999
Issuances	—	—	—
Interest accrual	184	93	374
Assessments collected	5,696	2,560	3
Benefit payments	(9,001)	(1,360)	(552)
Derecognition (lapses and withdrawals)	(1)	(423)	(12)

Ending balance before shadow reserve adjustments	65,375	46,501	38,812
Effect of shadow reserve adjustments	—	—	—

Balance, end of period	65,375	46,501	38,812
Less reinsurance recoverable, end of period	—	—	(38,812)

Net additional liability, after reinsurance recoverable	$65,375	46,501	—

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended March 31, 2022
	Domestic Universal Life	International Universal Life	Annuities

	(In thousands)

Balance, beginning of period	$54,097	48,336	12,718
Beginning balance before shadow reserve adjustments	54,097	48,336	12,718
Effect of changes in cash flow assumptions	2,052	519	—
Effect of actual variances from expected experience	—	—	284

Adjusted beginning of period balance	56,149	48,855	13,002
Issuances	—	—	—
Interest accrual	1,225	841	169
Assessments collected	3,548	1,497	41
Benefit payments	(5,465)	(2,099)	(366)
Derecognition (lapses and withdrawals)	(9)	(342)	201

Ending balance before shadow reserve adjustments	55,448	48,752	13,047
Effect of shadow reserve adjustments	—	—	—

Balance, end of period	55,448	48,752	13,047
Less reinsurance recoverable, end of period	—	—	(13,047)

Net additional liability, after reinsurance recoverable	$55,448	48,752	—

The following table summarizes the Additional liability for benefits in excess of account balance by line of business as of the end of the following periods.

	March 31,
	2023	2022

	(In thousands)

Domestic universal life	$65,375	55,448
International universal life	46,501	48,752
Annuities	38,812	13,047

Total	$150,688	117,247

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table provides the amount of gross assessments and interest expense related to annuitization and death or other insurance benefits recognized in the Condensed Consolidated Statements of Earnings related to additional insurance liabilities.

	Gross Assessments		Interest Expenses
	March 31,		March 31,
	2023	2022	2023	2022

	(In thousands)

Domestic universal life	$5,696	3,548	184	1,225
International universal life	2,560	1,497	93	841
Annuities	3	41	374	169

Total	$8,259	5,086	651	2,235

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables summarize balances and changes in the Liability for future policy benefits balance for traditional life contracts and single premium immediate annuities with life contingencies.

		Three Months Ended March 31, 2023
		Domestic Traditional Life	International Traditional Life	SPIAs With Life Contingency	ONL & Affiliates

		(In thousands)

Present value of expected net premiums	Balance, beginning of period	$260	33,998	—	402,744
	Beginning balance at original discount rate	660	35,906	—	494,961
	Effect of actual variances from expected experience	8	(915)	—	(677)

	Adjusted beginning of period balance	668	34,991	—	494,284
	Issuances	—	—	—	2,930
	Interest accrual	(3)	368	—	3,997
	Net premium collected	(59)	(880)	—	(9,788)

	Ending balance at original discount rate	606	34,479	—	491,423
	Effect of changes in discount rate assumptions	(415)	(770)	—	(80,359)

	Balance, end of period	191	33,709	—	411,064

Present value of expected future policy benefits	Balance, beginning of period	70,165	99,167	191,817	975,999
	Beginning balance at original discount rate	62,839	100,976	215,637	1,293,523
	Effect of actual variances from expected experience	(359)	(2,793)	1,000	(463)

	Adjusted beginning of period balance	62,480	98,183	216,637	1,293,060
	Issuances	—	—	1,775	2,846
	Interest accrual	962	1,892	1,747	10,092
	Benefit payments	(1,016)	(1,485)	(5,707)	(15,346)
	Derecognition (lapses and withdrawals)	—	—	(1,814)	—
	Other	90	251	(51)	(634)

	Ending balance at original discount rate	62,516	98,841	212,587	1,290,018
	Effect of changes in discount rate assumptions	9,154	1,113	(18,071)	(281,047)

	Balance, end of period	71,670	99,954	194,516	1,008,971

	Net liability for future policy benefits	71,479	66,245	194,516	597,907
	Less reinsurance recoverable	(13,160)	(553)	(164,270)	(24,652)

	Net liability for future policy benefits, after reinsurance	$58,319	65,692	30,246	573,255

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		Three Months Ended March 31, 2022
		Domestic Traditional Life	International Traditional Life	SPIAs With Life Contingencies	ONL & Affiliates

		(In thousands)

Present value of expected net premiums	Balance, beginning of period	$395	50,123	—	340,287
	Beginning balance at original discount rate	706	40,670	—	330,854
	Effect of actual variances from expected experience	234	277	—	4,187

	Adjusted beginning of period	940	40,947	—	335,041
	Issuances	—	—	—	2,603
	Interest accrual	1	433	—	2,667
	Net premium collected	(41)	(1,107)	—	(9,177)

	Ending balance at original discount rate	900	40,273	—	331,134
	Effect of changes in discount rate assumptions	(314)	4,077	—	(14,666)

	Balance, end of period	586	44,350	—	316,468

Present value of expected future policy benefits	Balance, beginning of period	90,864	131,707	244,550	1,158,431
	Beginning balance at original discount rate	64,242	105,103	223,904	1,114,085
	Effect of actual variances from expected experience	164	(218)	949	4,435

	Adjusted beginning of year balance	64,406	104,885	224,853	1,118,520
	Issuances	—	—	4,860	2,487
	Interest accrual	991	1,453	1,795	8,652
	Benefit payments	(1,419)	(2,120)	(5,808)	(13,517)
	Derecognition (lapses and withdrawals)	—	—	(2,032)	—
	Other	82	(12)	—	(32)

	Ending balance at original discount rate	64,060	104,206	223,668	1,116,110
	Effect of changes in discount rate assumptions	17,731	13,386	695	(65,092)

	Balance, end of period	81,791	117,592	224,363	1,051,018

	Net liability for future policy benefits	81,205	73,242	224,363	734,550
	Less reinsurance recoverable	(13,241)	(553)	(191,340)	(28,991)

	Net liability for future policy benefits, after reinsurance	$67,964	72,689	33,023	705,559

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes the net Liability for future policy benefits by product line as of the end of the following periods.

	March 31,
	2023	2022

	(In thousands)

Domestic traditional life	$71,479	81,205
International traditional life	66,245	73,242
SPIAs with life contingencies	194,516	224,363
ONL & Affiliates	597,907	734,550

Total	$930,147	1,113,360

The following tables summarize the amount of revenue and interest related to traditional life contracts and single premium immediate annuities with life contingencies recognized in the Condensed Consolidated Statements of Earnings.

	Gross Premiums or Assessments		Interest Expense
	Three Months Ended March 31,		Three Months Ended March 31,
	2023	2022	2023	2022

	(In thousands)

Domestic traditional life	$749	844	965	990
International traditional life	2,647	2,999	1,524	1,020
SPIAs with life contingencies	81	3,591	1,747	1,795
ONL & Affiliates	19,237	19,559	6,095	5,985

Total	$22,714	26,993	10,331	9,790

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table provides the amount of undiscounted expected gross premiums and expected future benefits and expenses for traditional life contracts and single premium immediate annuities with life contingencies.

	March 31,
	2023		2022
	Expected Future Gross Premiums	Expected Future Benefit Payments	Expected Future Gross Premiums	Expected Future Benefit Payments

	(In thousands)

Domestic traditional life	$32,336	105,418	34,819	110,194
International traditional life	158,329	216,235	167,355	228,454
SPIAs with life contingencies	—	282,340	—	297,081
ONL & Affiliates	1,419,206	2,263,534	968,170	1,704,483

Total	$1,609,871	2,867,527	1,170,344	2,340,212

The following tables summarize the annualized actual experience and expected experience for mortality and lapses of the Liability for future policy benefits and the Additional liability for benefits in excess of account balance.

	2023		2022
	Actual Experience	Expected Experience	Actual Experience	Expected Experience

Mortality:
Domestic traditional life	1.86%	2.05%	1.50%	1.82%
International traditional life	0.09%	0.39%	0.51%	0.36%
Domestic universal life	2.12%	1.93%	1.08%	1.71%
International universal life	0.29%	0.26%	0.28%	0.24%
SPIAs with life contingencies	3.27%	3.08%	3.57%	3.23%
Annuities excl. SPIAs with life contingencies	3.55%	2.68%	3.45%	2.75%
ONL & Affiliates	0.78%	0.74%	0.69%	0.69%

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	2023		2022
	Actual Experience	Expected Experience	Actual Experience	Expected Experience

Lapses:
Domestic traditional life	5.10%	6.18%	5.16%	6.28%
International traditional life	9.26%	7.74%	9.63%	8.02%
Domestic universal life	4.71%	3.37%	4.33%	4.65%
International universal life	11.00%	7.06%	8.42%	7.27%
SPIAs with life contingencies	N/A	N/A	N/A	N/A
Annuities excl. SPIAs with life contingencies	4.60%	4.15%	4.24%	4.20%
ONL & Affiliates	3.96%	4.69%	3.59%	7.87%

The following table provides the weighted-average durations in years of the Liability for future policy benefits and the Additional liability for benefits in excess of account balance.

	March 31,
	2023	2022

Domestic traditional life	8.0	8.0
Domestic universal life	8.1	8.1
International traditional life	8.0	8.0
International universal life	8.1	8.1
SPIAs with life contingencies	8.0	8.0
Annuities excl. SPIAs with life contingencies	6.6	6.6
ONL & Affiliates	22.0	22.0

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table provides the weighted-average interest rates for the Liability for future policy benefits and the Additional liability for benefits in excess of account balance.

	Interest Accretion Rate		Current Discount Rate
	March 31,		March 31,

	2023	2022	2023	2022

Domestic traditional life	6.80%	6.80%	4.65%	3.30%
Domestic universal life	0.98%	7.06%	0.98%	7.06%
International traditional life	5.13%	5.23%	4.65%	3.30%
International universal life	1.53%	5.47%	1.53%	5.47%
SPIAs with life contingencies	3.31%	3.28%	4.65%	3.30%
Annuities excl. SPIAs with life contingencies	1.44%	1.63%	1.44%	1.63%
ONL & Affiliates	3.24%	3.24%	5.20%	3.80%

The Company realized actual-expected experience variances but made no changes to assumptions for the periods shown other than the interest rates employed for purposes of calculating discounted values.

(7) MARKET RISK BENEFITS

Market risk benefits are contracts or contract features that both provide protection to the contract holder from other-than-nominal capital market risk and expose the Company to other-than-nominal capital market risk. Market risk benefits include certain contract features on annuity products that provide minimum guarantees to policyholders, such as guaranteed minimum withdrawal benefits. Market risk benefits are measured at fair value using a risk-neutral valuation model based on current net amounts at risk, benefit utilization rates, market data, Company experience, and other factors. Changes in fair value are recognized in net income each period, with the exception of the portion of the change in fair value due to a change in the instrument-specific credit risk, which is recognized in Other comprehensive income.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the balances of and changes in market risk benefits associated with guaranteed minimum withdrawal benefits.

	Three Months Ended March 31,
	2023	2022

	(In thousands)

Balance, beginning of period	$167,018	299,833
Balance, beginning of period, before effect of changes in instrument-specific credit risk	167,018	299,833
Issuances	22	368
Interest accrual	—	—
Attributed fees collected	6,771	3,685
Benefit payments	—	—
Effect of changes in interest rates	38,224	(67,289)
Effect of changes in equity markets	—	—
Effect of changes in equity index volatility	—	—
Actual policyholder behavior different from expected behavior	(678)	(1,753)
Effect of changes in future expected policyholder behavior	—	—
Effect of changes in other future expected assumptions	—	—

Balance, end of period, before effect of changes in instrument-specific credit risk	211,357	234,844
Effect of changes in the instrument-specific credit risk	—	—

Balance, end of period	211,357	234,844
Less reinsurance recoverable, end of period	(71,947)	(64,255)

Balance, end of period, net of reinsurance	$139,410	170,589

Net amount at risk	$1,162,927	1,047,233
Weighted-average attained age of contract holders	69.1	68.5

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes Market risk benefits liability balances separately by amounts in an asset position and amounts in a liability position to the Market risk benefits liability amounts as of the end of the following periods.

	March 31, 2023			March 31, 2022
	Asset	Liability	Net liability	Asset	Liability	Net liability

	(In thousands)

Guaranteed minimum withdrawal benefit	$41,759	181,572	139,813	25,544	196,375	170,831
Guaranteed annuitization benefits	—	71,544	71,544	—	64,013	64,013

Balance, end of period	$41,759	253,116	211,357	25,544	260,388	234,844

For the periods shown, there were no notable changes made to the inputs to the fair value estimates of market risk benefit calculations other than the interest rates employed for purposes of calculating fair value.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(8) PENSION AND OTHER POSTRETIREMENT PLANS

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

	Three Months Ended
	March 31,
	2023	2022

	(In thousands)

Service cost	$27	33
Interest cost	199	145
Expected return on plan assets	(310)	(394)
Amortization of net loss	70	34

Net periodic benefit cost	$(14)	(182)

The service cost shown above for each period represents plan expenses expected to be paid out of plan assets. Under the clarified rules of the Pension Protection Act, plan expenses paid from plan assets are to be included in the plan's service cost component.

The Company's minimum required contribution for the 2023 plan year is $0.0 million. There were no planned contributions remaining for the 2022 plan year as of March 31, 2023. There were no planned contributions remaining for the 2023 plan year as of March 31, 2023. As of March 31, 2023, the Company has made $0.0 million in contributions to the plan for the 2022 plan year and $0.0 million in contributions to the plan for the 2023 plan year.

The components of net periodic benefit cost including service cost are reported in the line item “Other operating expenses” in the Condensed Consolidated Statements of Earnings.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
National Western also sponsors three non-qualified defined benefit pension plans. The first plan covers certain senior officers and provides benefits based on the participants' years of service and compensation. The primary pension obligations and administrative responsibilities of the plan are maintained by a pension administration firm, which is a subsidiary of American National Group, Inc. ("American National"), previously a related party. In the second quarter of 2022, American National was acquired by Brookfield Asset Management Reinsurance Partners Ltd. (subsequently renamed Brookfield Reinsurance Ltd.) and is therefore no longer a related party of National Western. American National (subsequently reorganized as a Limited Liability Corporation) has guaranteed the payment of pension obligations under the plan. However, the Company has a contingent liability with respect to the plan should these entities be unable to meet their obligations under the existing agreements. Also, the Company has a contingent liability with respect to the plan in the event that a plan participant continues employment with National Western beyond age seventy, the aggregate average annual participant salary increases exceed 10% per year, or any additional employees become eligible to participate in the plan. If any of these conditions are met, NWLGI would be responsible for any additional pension obligations resulting from these items. Amendments were made to the plan to allow an additional employee to participate and to change the benefit formula for Robert L. Moody, Sr., who was then Chairman of the Company. As previously mentioned, these additional obligations are a liability to the Company. Effective December 31, 2004, this plan was frozen with respect to the continued accrual of benefits of the then Chairman and Ross R. Moody (then President of the Company) in order to comply with law changes under the American Jobs Creation Act of 2004 ("Act").

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

The following table summarizes the components of net periodic benefit costs for the non-qualified defined benefit plans.

	Three Months Ended
	March 31,
	2023	2022

	(In thousands)

Service cost	$204	260
Interest cost	408	278
Amortization of prior service cost	15	15
Amortization of net loss	—	584

Net periodic benefit cost	$627	1,137

As the plans are not funded, there is no expected return on plan assets shown in the net periodic benefit cost table above. The Company expects to contribute $2.0 million to these plans in 2023. As of March 31, 2023, the Company had contributed $0.4 million to the plans.

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

	Three Months Ended
	March 31,
	2023	2022

	(In thousands)

Interest cost	$61	43
Amortization of net loss	—	52

Net periodic benefit cost	$61	95

As the plans are not funded, there is no expected return on plan assets shown in the net periodic benefit cost table above. The Company expects to contribute minimal amounts to the plans in 2023. Ozark National and NIS do not offer postemployment benefits.

The components of net periodic benefit cost including service cost are reported in the line item “Other operating expenses” in the Condensed Consolidated Statements of Earnings.

(9) SEGMENT AND OTHER OPERATING INFORMATION

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
A summary of segment information as of March 31, 2023 and December 31, 2022 for the Condensed Consolidated Balance Sheet items and for the three months ended March 31, 2023 and March 31, 2022 for the Condensed Consolidated Statements of Earnings is provided below.

Condensed Consolidated Balance Sheet Items:

	March 31, 2023
	Domestic Life Insurance	International Life Insurance	Annuities	ONL & Affiliates	All Others	Totals

	(In thousands)

Deferred transaction costs	$179,482	159,511	457,291	151,944	—	948,228
Market risk benefits asset	—	—	41,759	—	—	41,759
Total segment assets	1,860,138	886,803	8,227,331	988,162	332,977	12,295,411
Future policyholder obligations	1,563,388	658,609	5,764,586	597,908	—	8,584,491
Market risk benefits liability	—	—	253,116	—	—	253,116
Other policyholder liabilities	25,916	10,405	102,985	14,909	—	154,215
Funds withheld liability	—	—	1,312,305	—	—	1,312,305

	December 31, 2022
	Domestic Life Insurance	International Life Insurance	Annuities	ONL & Affiliates	All Others	Totals

	(In thousands)

Deferred transaction costs	$179,193	163,438	470,120	153,257	—	966,008
Market risk benefits asset	—	—	48,759	—	—	48,759
Total segment assets	1,803,876	889,022	8,270,315	994,318	335,343	12,292,874
Future policyholder obligations	1,553,624	675,786	5,907,974	573,255	—	8,710,639
Market risk benefits liability	—	—	215,777	—		215,777
Other policyholder liabilities	25,596	15,560	118,615	15,318	—	175,089
Funds withheld liability	—	—	1,333,036	—	—	1,333,036

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidated Statements of Earnings:

	Three Months Ended March 31, 2023
	Domestic Life Insurance	International Life Insurance	Annuities	ONL & Affiliates	All Others	Totals

	(In thousands)

Premiums and contract revenues	$13,476	20,065	4,240	19,152	—	56,933
Net investment income	17,979	5,398	53,081	7,918	5,533	89,909
Other revenues	—	2	2,016	2,689	998	5,705

Total revenues	31,455	25,465	59,337	29,759	6,531	152,547

Life and other policy benefits	2,509	1,878	5,000	14,803	—	24,190
Market risk benefits expense	—	—	36,960	—	—	36,960
Amortization of deferred transaction costs	3,166	4,084	11,607	2,417	—	21,274
Universal life and annuity contract interest	13,138	3,812	13,262	—	—	30,212
Other operating expenses	4,421	3,726	10,584	4,503	1,449	24,683
Federal income taxes	1,528	2,224	(3,360)	1,640	945	2,977

Total expenses	24,762	15,724	74,053	23,363	2,394	140,296

Segment earnings (loss)	$6,693	9,741	(14,716)	6,396	4,137	12,251

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended March 31, 2022
	Domestic Life Insurance	International Life Insurance	Annuities	ONL & Affiliates	All Others	Totals

	(In thousands)

Premiums and contract revenues	$12,910	19,236	7,306	19,486	—	58,938
Net investment income	(2,987)	(4,054)	60,661	6,928	9,176	69,724
Other revenues	25	22	1,229	3,215	1,306	5,797

Total revenues	9,948	15,204	69,196	29,629	10,482	134,459

Life and other policy benefits	4,669	3,904	10,290	14,649	—	33,512
Policy benefit remeasurement (gain)/loss	—	—	—	—	—	—
Market risk benefits expense	—	—	(61,006)	—	—	(61,006)
Amortization of deferred transaction costs	3,493	4,492	11,979	3,472	—	23,436
Universal life and annuity contract interest	(6,773)	(5,721)	(1,077)	—	—	(13,571)
Other operating expenses	6,553	5,360	14,169	4,981	1,518	32,581
Federal income taxes	419	1,499	19,829	1,321	1,874	24,942

Total expenses	8,361	9,534	(5,816)	24,423	3,392	39,894

Segment earnings	$1,587	5,670	75,012	5,206	7,090	94,565

Reconciliations of segment information to the Company's Condensed Consolidated Financial Statements are provided below.

	Three Months Ended March 31,
	2023	2022

	(In thousands)

Premiums and Other Revenues:
Premiums and contract revenues	$56,933	58,938
Net investment income	89,909	69,724
Other revenues	5,705	5,797
Realized gains on investments	67	3,794

Total condensed consolidated premiums and other revenues	$152,614	138,253

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended March 31,
	2023	2022

	(In thousands)

Federal Income Taxes:
Total segment Federal income taxes	$2,977	24,942
Taxes on realized gains on investments	14	797

Total condensed consolidated Federal income taxes	$2,991	25,739

	Three Months Ended March 31,
	2023	2022

	(In thousands)

Net Earnings:
Total segment earnings	$12,251	94,565
Realized gains on investments, net of taxes	53	2,997

Total condensed consolidated net earnings	$12,304	97,562

	March 31,	December 31,
	2023	2022

	(In thousands)

Assets:
Total segment assets	$12,295,411	12,292,874
Other unallocated assets	486,482	490,071

Total condensed consolidated assets	$12,781,893	12,782,945

 (10) SHARE-BASED PAYMENTS

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

The Incentive Plan allows for certain other share or unit awards which are solely paid out in cash based on the value of the Company's shares, or changes therein, as well as the financial performance of the Company under pre-determined target performance metrics. Certain awards, such as restricted stock units ("RSUs") provide solely for cash settlement based upon the market price of the Company's Class A Common Stock, often referred to as "phantom stock-based awards" in equity compensation plans. Unlike share-settled awards, which have a fixed grant-date fair value, the fair value of unsettled or unvested liability awards is remeasured at the end of each reporting period based on the change in fair value of a share. The liability and corresponding expense are adjusted accordingly until the award is settled. For employees, the vesting period for RSUs is 100% at the end of three years from the grant date. RSUs granted prior to 2019 were paid in cash at the vesting date equal to the closing price of the Company's Class A Common Stock on the three year anniversary date. RSUs granted in 2019 and after are payable in cash at the three year vesting date equal to the 20-day moving average closing price of the Company’s Class A Common Stock at that time.

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

PSU awards covering the three year measurement period ended December 31, 2022 were paid out in the first four months of 2023. The performance factor during the measurement period used to determine compensation payouts was 74.54% of the pre-defined metric target.

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

No awards were granted to officers and directors during the three months ended March 31, 2023 and 2022.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The Company uses the current fair value method to measure compensation costs for awards granted under the share-based plans. As of March 31, 2023 and December 31, 2022, the liability balance was $17.2 million and $20.5 million, respectively. A summary of awards by type and related activity is detailed below.

Options Outstanding
	Shares Available for Issuance Pursuant to Grants	Shares	Weighted- Average Exercise Price

Stock Options:
Balance at January 1, 2023	291,000	—	$—
Exercised	—	—	$—
Forfeited	—	—	$—
Expired	—	—	$—
Stock options granted	—	—	$—

Balance at March 31, 2023	291,000	—	$—

	Liability Awards
	SARs	RSUs	PSUs

Other Share/Unit Awards:
Balance at January 1, 2023	286,589	21,861	24,845
Exercised	(738)	—	(6,066)
Forfeited	(2,861)	(248)	(335)
Granted	—	—	—

Balance at March 31, 2023	282,990	21,613	18,444

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

The total intrinsic value of share-based compensation exercised and paid was $1.0 million and $1.0 million for the three months ended March 31, 2023 and 2022, respectively. The total fair value of SARs, RSUs, and PSUs vested during the three months ended March 31, 2023 and 2022 was $0.0 million and $0.0 million, respectively. No cash amounts were received from the exercise of stock options under the Plans during the periods reported on.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes information about SARs outstanding at March 31, 2023.

	SARs Outstanding
	Number Outstanding	Weighted- Average Remaining Contractual Life	Number Exercisable

Exercise prices:
$210.22	21,850	0.7 years	21,850
$216.48	10,342	2.9 years	10,342
$311.16	7,981	3.9 years	7,981
$310.55	203	0.2 years	203
$334.34	7,631	4.6 years	7,631
$303.77	9,574	5.6 years	9,574
$252.91	17,320	6.6 years	17,320
$192.10	36,503	7.7 years	24,327
$218.44	59,802	8.7 years	19,923
$220.61	111,784	9.7 years	—

Totals	282,990		119,151

Aggregate intrinsic value (in thousands)	$6,729		$2,689

The aggregate intrinsic value in the table above is based on the closing Class A Common Stock price of $242.62 per share on March 31, 2023.

The SARs shown above with an exercise price of $210.22 have a remaining contractual life of less than one year. The holders for this grant have until December 11, 2023, the end of the contractual term of the award grant, to exercise these holdings or otherwise forfeit the SAR grants held.

In estimating the fair value of the SARs outstanding at March 31, 2023 and December 31, 2022, the Company employed the Black-Scholes option pricing model with assumptions detailed below.

	March 31, 2023	December 31, 2022

Expected term	0.7 to 9.7 years	0.9 to 10.0 years
Expected volatility weighted-average	36.46%	36.18%
Expected dividend yield	0.15%	0.13%
Risk-free rate weighted-average	3.82%	4.19%

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The Company reviewed the contractual term relative to the SARs as well as perceived future behavior patterns of exercise. Volatility is based on the Company’s historical volatility over the expected term of the SARs by expected exercise date.

The pre-tax compensation cost/(benefit) recognized in the Condensed Consolidated Financial Statements related to these plans was $(2.3) million for the three months ended March 31, 2023, and $1.6 million for the three months ended March 31, 2022, respectively. The related tax expense/(benefit) recognized was $0.5 million for the three months ended March 31, 2023 and $(0.3) million for the three months ended March 31, 2022, respectively.

As of March 31, 2023, the total pre-tax compensation expense related to non-vested share-based awards not yet recognized was $18.1 million. This amount is expected to be recognized over a weighted-average period of 1.3 years. The Company recognizes compensation cost over the graded vesting periods.

(11) COMMITMENTS AND CONTINGENCIES

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

The Company had no commitments to fund new loans and no commitments to extend credit relating to existing loans at March 31, 2023. The Company evaluates each customer's creditworthiness on a case-by-case basis. The Company also had open commitments to make capital contributions to alternative investment debt and equity funds of $195.4 million as of March 31, 2023. The Company had unfunded commitments on private placements of $0.0 million and unfunded commitments on revolver loans of $0.1 million as of March 31, 2023.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(12) INVESTMENTS

(A)Investment Gains and Losses

The Company uses the specific identification method in computing realized gains and losses. The table below presents realized gains and losses for the periods indicated.

	Three Months Ended March 31,
	2023	2022

	(In thousands)

Available-for-sale debt securities:
Realized gains on disposal	$67	3,461
Realized losses on disposal	—	(3)
Real estate gains (losses)	—	336

Totals	$67	3,794

For the three months ended March 31, 2023 and 2022, the percentage of total gains (losses) on bonds due to the call of securities was 4.7% and 100.0%, respectively.

(B)Debt Securities

The table below presents amortized costs and fair values of debt securities available-for-sale at March 31, 2023.

	Debt Securities Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses

	(In thousands)

U.S. agencies	$25,702	90	(266)	25,526	—
U.S. Treasury	2,815	14	(51)	2,778	—
States and political subdivisions	466,385	945	(50,529)	416,801	—
Foreign governments	62,960	—	(15,151)	47,809	—
Public utilities	659,240	167	(56,168)	603,239	—
Corporate	5,815,096	3,669	(459,131)	5,359,634	—
Commercial mortgage-backed	26,943	59	(1,470)	25,532	—
Residential mortgage-backed	305,224	655	(11,289)	294,590	—
Asset-backed	890,653	3,197	(83,453)	810,397	—

Totals	$8,255,018	8,796	(677,508)	7,586,306	—

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

Unrealized losses for debt securities available-for-sale decreased at March 31, 2023 from comparable balances at December 31, 2022 primarily due to decreases in interest rate levels during the period. The ten-year U.S. Treasury bond decreased 41 basis points during the three months ended March 31, 2023.

Debt securities balances at March 31, 2023 and December 31, 2022 include Ozark National holdings of $713.5 million and $674.8 million, respectively, in available-for-sale.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table shows the gross unrealized losses and fair values of the Company's available-for-sale debt securities by investment category and length of time the individual securities have been in a continuous unrealized loss position at March 31, 2023.

	Debt Securities Available-for-Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In thousands)

U.S. agencies	$20,600	(266)	—	—	20,600	(266)
U.S. Treasury	1,755	(51)	—	—	1,755	(51)
States and political subdivisions	196,361	(11,548)	148,777	(38,981)	345,138	(50,529)
Foreign governments	1,051	(20)	46,759	(15,131)	47,810	(15,151)
Public utilities	366,810	(14,951)	233,811	(41,217)	600,621	(56,168)
Corporate	3,441,041	(130,989)	1,676,074	(328,142)	5,117,115	(459,131)
Commercial mortgage-backed	—	—	20,473	(1,470)	20,473	(1,470)
Residential mortgage-backed	130,186	(3,775)	132,840	(7,514)	263,026	(11,289)
Asset-backed	171,958	(8,241)	477,006	(75,212)	648,964	(83,453)

Totals	$4,329,762	(169,841)	2,735,740	(507,667)	7,065,502	(677,508)

The following table shows the gross unrealized losses and fair values of the Company's available-for-sale debt securities by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2022.

	Debt Securities Available-for-Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In thousands)

U.S. agencies	$20,626	(377)	—	—	20,626	(377)
U.S. Treasury	1,749	(90)	—	—	1,749	(90)
States and political subdivisions	346,009	(55,014)	28,420	(10,493)	374,429	(65,507)
Foreign governments	22,591	(7,658)	23,296	(9,420)	45,887	(17,078)
Public utilities	601,824	(61,970)	10,747	(4,795)	612,571	(66,765)
Corporate	4,985,075	(432,492)	434,625	(137,763)	5,419,700	(570,255)
Commercial mortgage-backed	20,285	(1,680)	—	—	20,285	(1,680)
Residential mortgage-backed	307,410	(16,338)	—	—	307,410	(16,338)
Asset-backed	368,132	(59,936)	156,719	(32,185)	524,851	(92,121)

Totals	$6,673,701	(635,555)	653,807	(194,656)	7,327,508	(830,211)

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Debt securities. The gross unrealized losses for debt securities are made up of 1,026 individual issues, or 89.5% of the total debt securities held available-for-sale by the Company at March 31, 2023. The market value of these bonds as a percent of amortized cost approximates 91.3%. Of the 1,026 securities, 401, or 39.1%, fall in the 12 months or greater aging category and 1,012 were rated investment grade at March 31, 2023.

The amortized cost and fair value of investments in debt securities available-for-sale at March 31, 2023, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Debt Securities Available-for-Sale
	Amortized Cost	Fair Value

	(In thousands)

Due in 1 year or less	$647,190	641,136
Due after 1 year through 5 years	2,870,652	2,767,381
Due after 5 years through 10 years	1,522,111	1,387,708
Due after 10 years	1,992,245	1,659,562
	7,032,198	6,455,787

Mortgage and asset-backed securities	1,222,820	1,130,519

Totals before allowance for credit losses	8,255,018	7,586,306

Allowance for credit losses	—	—

Totals	$8,255,018	7,586,306

The Company determines current expected credit losses for available-for-sale debt securities when fair value is less than amortized cost, interest payments are missed, and the security is experiencing credit issues. Provisions to and releases from the allowance for credit losses are recorded in net investment income in the Condensed Consolidated Statements of Earnings. Based on its review, the Company determined none of these investments required an allowance for credit loss at March 31, 2023 or December 31, 2022. The Company's operating procedures include monitoring the investment portfolio on an ongoing basis for any changes in issuer facts and circumstances that might lead to future need for a credit loss allowance.

(C)Transfer of Securities

During the three months ended March 31, 2023 and 2022, the Company made no transfers between debt securities available-for-sale and trading. The Company does not classify any debt securities as held-to-maturity.

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

The Company targets a minimum specified yield on mortgage loan investments determined by reference to currently available debt security instrument yields plus a desired amount of incremental basis points. A low interest rate environment and a competitive marketplace, had resulted in fewer loan opportunities being available that met the Company's required rate of return. The rapid rise in interest rate levels beginning in 2022 have caused potential mortgage loan opportunities to fall outside the Company's underwriting criteria resulting in a lower level of originations. Mortgage loans originated by the Company totaled $1.8 million in the three months ended March 31, 2023 compared with $26.4 million in the three months ended March 31, 2022 and $47.4 million in the year ended December 31, 2022.

Loans in foreclosure, loans considered impaired or loans past due 90 days or more are placed on a non-accrual status. If a mortgage loan is determined to be on non-accrual status, the mortgage loan does not accrue any revenue into the Condensed Consolidated Statements of Earnings. The loan is independently monitored and evaluated as to potential impairment or foreclosure. If delinquent payments are made and the loan is brought current, then the Company returns the loan to active status and accrues income accordingly. The Company had no mortgage loans past due 90 days or more at March 31, 2023 or 2022 and as a result all interest income was recognized at March 31, 2023 and 2022.

Included in the mortgage loan investment balance at March 31, 2023 and December 31, 2022 were three mortgage loan investments made by Prosperity under the funds withheld reinsurance agreement totaling $19.5 million and $19.3 million, respectively. The Company has elected fair value measurement for these mortgage loans, and similar to trading debt securities, these loans are reported at fair market values in order to allow the market value fluctuation to be recorded directly in the Condensed Consolidated Statements of Earnings and to offset the embedded derivative liability change due to market value fluctuations.

The following table represents the mortgage loan portfolio by loan-to-value ratio.

	March 31, 2023		December 31, 2022
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Loan-to-Value Ratio (1):
Less than 50%	$117,569	23.1	$100,757	19.7
50% to 60%	141,259	27.8	145,093	28.4
60% to 70%	207,902	40.8	217,445	42.6
70% to 80%	42,265	8.3	47,300	9.3
Gross balance	508,995	100.0	510,595	100.0

Market value adjustment	(1,037)	(0.2)	(1,290)	(0.3)
Allowance for credit losses	(3,703)	(0.7)	(3,575)	(0.7)

Totals	$504,255	99.1	$505,730	99.0

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

The following table represents the mortgage loan allowance for credit losses.

	Three Months Ended March 31,
	2023	2022

	(In thousands)

Mortgage Loans Allowance for Credit Losses:
Balance, beginning of the period	$3,575	2,987
Provision during the period	128	(171)

Total ending allowance for credit losses	$3,703	2,816

The Company's direct investments in real estate are reported in Other long-term investments in the Condensed Consolidated Balance Sheets. These amounts are not a significant portion of the total investment portfolio and totaled approximately $27.6 million and $27.7 million at March 31, 2023 and December 31, 2022, respectively. These investments consist primarily of income-producing properties which are being operated by a wholly owned subsidiary of National Western. The Company recognized operating income on real estate properties of approximately $0.8 million and $0.7 million for the first three months of 2023 and 2022, respectively. During the three months ended March 31, 2022, the Company sold land located in Freeport, Texas and Houston, Texas for a net realized gain of $0.3 million.

(13) FAIR VALUES OF FINANCIAL INSTRUMENTS

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

Level 3:  Fair value is based on significant unobservable inputs which reflect the entity’s or third party pricing service’s assumptions about the assumptions market participants would use in pricing an asset or liability. The Company’s Level 3 assets are debt securities available-for-sale, trading securities, over-the-counter derivative contracts, mortgage loans, and market risk benefits assets. The Company’s Level 3 liabilities consist of share-based compensation obligations, certain equity-index product-related embedded derivatives, market risk benefits liabilities and an embedded derivative on reinsurance. Valuations are estimated based on non-binding broker prices or internally developed valuation models or methodologies, discounted cash flow models and other similar techniques.

The following tables set forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of the date indicated.

	March 31, 2023
	Total	Level 1	Level 2	Level 3

	(In thousands)

Debt securities, available-for-sale	$7,586,306	—	7,097,957	488,349
Debt securities, trading	1,107,438	—	961,539	145,899
Equity securities	22,048	18,530	3,518	—
Mortgage loans	19,555	—	—	19,555
Derivatives, index options	39,232	—	—	39,232
Short-term investments	3,937	—	3,937	—

Total assets	$8,778,516	18,530	8,066,951	693,035

Policyholder account balances (a)	$394,152	—	—	394,152
Market risk benefits liabilities, net (b)	211,357	—	—	211,357
Embedded derivative liability (c)	(306,088)	—	(297,624)	(8,464)
Other liabilities (d)	17,244	—	—	17,244

Total liabilities	$316,665	—	(297,624)	614,289

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
During the three months ended March 31, 2023, the Company made no transfers from Level 2 to Level 3 for debt securities available-for-sale. During the three months ended March 31, 2022, a portion of the funds withheld embedded derivative liability was reclassified from Level 2 into Level 3 due to the presence of unobservable inputs in its valuation.

	December 31, 2022
	Total	Level 1	Level 2	Level 3

	(In thousands)

Debt securities, available-for-sale	$7,611,633	—	7,148,838	462,795
Debt security, trading	1,065,993	—	942,756	123,237
Equity securities	22,076	18,407	3,669	—
Mortgage loans	19,334	—	—	19,334
Derivatives, index options	23,669	—	—	23,669
Market risk benefits assets	—	—	—	—
Short-term investments	3,937	—	3,937	—

Total assets	$8,746,642	18,407	8,099,200	629,035

Policyholder account balances (a)	$387,686	—	—	387,686
Market risk benefits liabilities, net (b)	167,018	—	—	167,018
Embedded derivative liability (c)	(334,955)	—	(324,712)	(10,243)
Other liabilities (d)	20,542	—	—	20,542

Total liabilities	$240,291	—	(324,712)	565,003

(a)  Represents the fair value of certain product-related embedded derivatives that were recorded at fair value.
(b)  Represents the fair value of the market risk benefits liability which is recorded at fair value.
(c)  Represents the embedded derivative for funds withheld which is recorded at fair value.
(d)  Represents the liability for share-based compensation which is recorded at fair value.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present, by pricing source and fair value hierarchy level, the Company's assets that are measured at fair value on a recurring basis.

	March 31, 2023
	Total	Level 1	Level 2	Level 3

	(In thousands)

Debt securities, available-for-sale:
Priced by third-party vendors	$7,477,851	—	7,097,957	379,894
Priced internally	108,455	—	—	108,455
Subtotal	7,586,306	—	7,097,957	488,349

Debt securities, trading:
Priced by third-party vendors	1,107,438	—	961,539	145,899
Priced internally	—	—	—	—
Subtotal	1,107,438	—	961,539	145,899

Equity securities:
Priced by third-party vendors	22,048	18,530	3,518	—
Priced internally	—	—	—	—
Subtotal	22,048	18,530	3,518	—

Mortgage loans:
Priced by third-party vendors	—	—	—	—
Priced internally	19,555	—	—	19,555
Subtotal	19,555	—	—	19,555

Derivatives, index options:
Priced by third-party vendors	39,232	—	—	39,232
Priced internally	—	—	—	—
Subtotal	39,232	—	—	39,232

Short-term Investments:
Priced by third-party vendors	3,937	—	3,937	—
Priced internally	—	—	—	—
Subtotal	3,937	—	3,937	—

Total	$8,778,516	18,530	8,066,951	693,035

Percent of total	100.0%	0.2%	91.9%	7.9%

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	December 31, 2022
	Total	Level 1	Level 2	Level 3

	(In thousands)

Debt securities, available-for-sale:
Priced by third-party vendors	$7,535,630	—	7,148,838	386,792
Priced internally	76,003	—	—	76,003
Subtotal	7,611,633	—	7,148,838	462,795

Debt securities, trading:
Priced by third-party vendors	1,065,993	—	942,756	123,237
Priced internally	—	—	—	—
Subtotal	1,065,993	—	942,756	123,237

Equity securities:
Priced by third-party vendors	22,076	18,407	3,669	—
Priced internally	—	—	—	—
Subtotal	22,076	18,407	3,669	—

Mortgage loans:
Priced by third-party vendors	—	—	—	—
Priced internally	19,334	—	—	19,334
Subtotal	19,334	—	—	19,334

Derivatives, index options:
Priced by third-party vendors	23,669	—	—	23,669
Priced internally	—	—	—	—
Subtotal	23,669	—	—	23,669

Short-term investments:
Priced by third-party vendors	3,937	—	3,937	—
Priced internally	—	—	—	—
Subtotal	3,937	—	3,937	—

Total	$8,746,642	18,407	8,099,200	629,035

Percent of total	100.0%	0.2%	92.6%	7.2%

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables provide additional information about fair value measurements for Level 3 for which significant unobservable inputs were utilized to determine fair value.

	Three Months Ended March 31, 2023
	Assets
	Debt Securities, Available-for-Sale	Trading Securities	Derivatives, Index Options	Mortgage Loans	Total Assets

	(In thousands)

Beginning balance, January 1, 2023	$462,796	123,236	23,669	19,334	629,035
Total realized and unrealized gains (losses):
Included in net earnings	—	1,525	2,933	254	4,712
Included in other comprehensive income (loss)	6,606	—	—	—	6,606
Purchases, sales, issuances and settlements, net:
Purchases	22,533	24,357	12,630	—	59,520
Sales	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	(3,586)	(3,219)	—	(33)	(6,838)
Transfers into (out of) Level 3	—	—	—	—	—

Balance at end of period March 31, 2023	$488,349	145,899	39,232	19,555	693,035

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets/liabilities held at the end of the reporting period:
Net investment income	$—	1,525	3,233	254	5,012
Benefits and expenses	—	—	—	—	—

Total	$—	1,525	3,233	254	5,012

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended March 31, 2023
	Total Liabilities
	Embedded Derivative on Funds Withheld Liability	Policyholder Account Balances	Other Liabilities	Market Risk Benefits Liabilities, net	Total Liabilities

Beginning balance, January 1, 2023	$(10,243)	387,686	20,542	167,018	565,003
Total realized and unrealized gains (losses):
Included in net earnings	1,779	(6,164)	(2,314)	44,317	37,618
Included in other comprehensive income (loss)	—	—	—	—	—
Purchases, sales, issuances and settlements, net:
Purchases	—	12,631	—	—	12,631
Sales	—	—	—	—	—
Issuances	—	—	—	22	22
Settlements	—	—	(984)	—	(984)
Transfers into (out of) Level 3	—	—	—	—	—

Balance at end of period March 31, 2023	$(8,464)	394,153	17,244	211,357	614,290

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets/liabilities held at the end of the reporting period:
Net investment income	$1,779	—	—	—	1,779
Benefits and expenses	—	3,233	(2,314)	44,339	45,258

Total	$1,779	3,233	(2,314)	44,339	47,037

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended March 31, 2022
	Assets
	Debt Securities, Available-for-Sale	Trading Securities	Derivatives, Index Options	Mortgage Loans	Total Assets

	(In thousands)

Beginning balance, January 1, 2022	$326,962	74,822	101,622	8,469	511,875
Total realized and unrealized gains (losses):
Included in net earnings	—	(3,368)	(38,198)	(457)	(42,023)
Included in other comprehensive income (loss)	(15,004)	—	—	—	(15,004)
Purchases, sales, issuances and settlements, net:
Purchases	38,005	30,050	12,456	3,140	83,651
Sales	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	(11,762)	—	(31,019)	(32)	(42,813)
Transfers into (out of) Level 3	—	—	—	—	—

Balance at end of period March 31, 2022	$338,201	101,504	44,861	11,120	495,686

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets/liabilities held at the end of the reporting period:
Net investment income	$—	(3,368)	(32,407)	(457)	(36,232)
Benefits and expenses	—	—	—	—	—

Total	$—	(3,368)	(32,407)	(457)	(36,232)

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended March 31, 2022
	Total Liabilities
	Embedded Derivative on Funds Withheld Liability	Policyholder Account Balances	Other Liabilities	Market Risk Benefits Liabilities	Total Liabilities

Beginning balance, January 1, 2022	$—	550,596	7,869	299,833	858,298
Total realized and unrealized gains (losses):
Included in net earnings	(3,805)	(87,451)	1,575	(65,357)	(155,038)
Included in other comprehensive income (loss)	—	—	—	—	—
Purchases, sales, issuances and settlements, net:
Purchases	—	12,456	—	—	12,456
Sales	—	—	—	—	—
Issuances	—	—	—	368	368
Settlements	—	(31,019)	(1,000)	—	(32,019)
Transfers into (out of) Level 3	1,169	—	—	—	1,169

Balance at end of period March 31, 2022	$(2,636)	444,582	8,444	234,844	685,234

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets/liabilities held at the end of the reporting period:
Net investment income	$(3,805)	—	—	—	(3,805)
Benefits and expenses	—	(32,407)	1,575	(64,989)	(95,821)

Total	$(3,805)	(32,407)	1,575	(64,989)	(99,626)

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the valuation method for financial assets and liabilities priced internally and categorized as level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

	March 31, 2023
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

	(In thousands)

Assets:
Debt securities available-for-sale	$108,455	Discounted cash flows	Discount rate	4.32% - 7.37% (5.60%)
Derivatives, index options	39,232	Broker prices	Implied volatility	13.06% - 34.75% (19.40%)
Mortgage loans	19,555	Discounted cash flows	Spread	175 - 300 bps

Total assets	$167,242

Liabilities:
Policyholder account balances	$394,152	Deterministic cash flow model	Projected option cost	0.00% - 7.28% (3.03%)
Share-based compensation	17,244	Black-Scholes model	Expected term	0.7 to 9.7 years
			Expected volatility	36.46%
Market risk benefits liabilities, net	211,357	Risk-neutral valuation	Benefit utilization rates	5% - 20% (5%)

Total liabilities	$622,753

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	December 31, 2022
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(In thousands)

Assets:
Debt securities available-for-sale	$76,003	Discounted cash flows	Discount rate	4.32% - 7.28% (5.79%)
Derivatives, index options	23,669	Broker prices	Implied volatility	12.94% - 34.75% (19.32%)
Mortgage loans	19,334	Discounted cash flows	Spread	150 - 300 bps

Total assets	$119,006

Liabilities:
Policyholder account balances	$387,686	Deterministic cash flow model	Projected option cost	0.00% - 5.7% (2.92%)
Share-based compensation	20,542	Black-Scholes model	Expected term	0.9 to 10.0 years
			Expected volatility	36.18%
Market risk benefits liabilities, net	167,018	Risk-neutral valuation	Benefit utilization rates	5% - 20% (5%)

Total liabilities	$575,246

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The carrying amounts and fair values of the Company's financial instruments are as follows:

	March 31, 2023
			Fair Value Hierarchy Level
	Carrying Values	Fair Values	Level 1	Level 2	Level 3

	(In thousands)

ASSETS
Debt securities, available-for-sale	$7,586,306	7,586,306	—	7,097,957	488,349
Debt securities, trading	1,107,438	1,107,438	—	961,539	145,899
Cash and cash equivalents	301,836	301,836	301,836	—	—
Mortgage loans	504,255	465,346	—	—	465,346
Real estate	27,572	47,867	—	—	47,867
Policy loans	70,070	91,162	—	—	91,162
Other loans	33,081	32,616	—	—	32,616
Derivatives, index options	39,232	39,232	—	—	39,232
Equity securities	22,048	22,048	18,530	3,518	—
Short-term investments	3,937	3,937	—	3,937	—
Life interest in Libbie Shearn Moody Trust	7,100	12,775	—	—	12,775
Other investments	4,513	23,024	—	—	23,024

LIABILITIES
Deferred annuity contracts	$5,441,349	3,721,659	—	—	3,721,659
Immediate annuity and supplemental contracts	365,218	374,714	—	—	374,714
Market risk benefits liabilities, net	211,357	211,357	—	—	211,357

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	December 31, 2022
			Fair Value Hierarchy Level
	Carrying Values	Fair Values	Level 1	Level 2	Level 3

	(In thousands)
ASSETS
Debt securities, available-for-sale	$7,611,633	7,611,633	—	7,148,837	462,796
Debt securities, trading	1,065,993	1,065,993	—	942,756	123,237
Cash and cash equivalents	295,270	295,270	295,270	—	—
Mortgage loans	505,730	457,873	—	—	457,873
Real estate	27,712	47,867	—	—	47,867
Policy loans	70,495	87,478	—	—	87,478
Other loans	31,586	31,915	—	—	31,915
Derivatives, index options	23,669	23,669	—	—	23,669
Equity securities	22,076	22,076	18,407	3,669	—
Short-term investments	3,937	3,937	—	3,937	—
Life interest in Libbie Shearn Moody Trust	7,100	12,775	—	—	12,775
Other investments	4,513	26,230	—	—	26,230

LIABILITIES
Deferred annuity contracts	$5,583,038	3,934,517	—	—	3,934,517
Immediate annuity and supplemental contracts	367,128	373,346	—	—	373,346
Market risk benefits liabilities, net	167,018	167,018	—	—	167,018

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

(14) DERIVATIVES

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The tables below present the fair value of derivative instruments as of March 31, 2023 and December 31, 2022, respectively.

	March 31, 2023
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments:

Equity index options	Derivatives, Index Options	$39,232

Fixed-index products			Universal life and annuity contracts	$394,152
Embedded derivative on reinsurance contract			Funds withheld liability	(306,088)

Total		$39,232		$88,064

	December 31, 2022
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments:

Equity index options	Derivatives, Index Options	$23,669

Fixed-index products			Universal life and annuity contracts	$387,686
Embedded derivative on reinsurance contract			Funds withheld liability	(334,955)

Total		$23,669		$52,731

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The table below presents the effect of derivative instruments in the Condensed Consolidated Statements of Earnings for the three months ended March 31, 2023 and 2022.

		March 31, 2023	March 31, 2022
Derivatives Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized In Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives

		(In thousands)

Equity index options	Net investment income	$2,933	(38,198)

Fixed-index products	Universal life and annuity contract interest	6,164	87,451
Embedded derivative on reinsurance contract	Net investment income	(28,868)	90,905

		$(19,771)	140,158

(15) INTANGIBLES AND GOODWILL

Identifiable Intangible Assets

The gross carrying amounts and accumulated amortization for each specifically identifiable intangible asset were as follows.

		March 31, 2023		December 31, 2022
	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

		(In thousands)

Trademarks/trade names	15	$2,800	(778)	2,800	(731)
Internally developed software	7	3,800	(2,262)	3,800	(2,126)
Insurance licenses	N/A	3,000	—	3,000	—

		$9,600	(3,040)	9,600	(2,857)

The value of trademarks was estimated using the relief from royalty method, based on the assumption that in lieu of ownership, an organization would be willing to pay a royalty in order to receive the related benefits of using the brand. The value of insurance licenses was estimated using the market approach to value, based on values paid for licenses in recent shell company transactions. The value of internally developed software was estimated using the replacement cost method. Trademarks, trade names and internally developed software are amortized using a straight-line method over the estimated useful lives. These intangible assets are evaluated for impairment if indicators of impairment arise. Insurance licenses were determined to have an indefinite useful life. The Company evaluates the useful life of the insurance licenses at each reporting period to determine whether the useful life remains indefinite.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
As of March 31, 2023, expected amortization expense relating to purchased intangible assets for each of the next 5 years and thereafter is as follows:

Expected Amortization
(In thousands)

Remainder of 2023	$547
2024	730
2025	730
2026	232
2027	187
Thereafter	1,134

Goodwill
The changes in the carrying amount of goodwill were as follows:

	March 31,	December 31,
	2023	2022

	(In thousands)

Gross goodwill as of beginning of year	$13,864	13,864
Goodwill resulting from business acquisition	—	—
Gross goodwill, before impairments	13,864	13,864
Accumulated impairment as of beginning of year	—	—
Current year impairments	—	—

Net goodwill as of end of period	$13,864	13,864

The Company periodically evaluates the goodwill balance for potential impairment and, as of the dates presented, determined that there was sufficient evidence to support not impairing the balance.

(16) SUBSEQUENT EVENTS

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

Management's discussion and analysis of the financial condition and results of operations (“MD&A”) of National Western Life Group, Inc. ("NWLGI") for the three months ended March 31, 2023 follows. Where appropriate, discussion specific to the insurance operations of National Western Life Insurance Company is denoted by "National Western" or "NWLIC". This discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related notes beginning on page 3 of this report and with the 2022 Annual Report filed on Form 10-K.

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

The Company, National Western and Ozark National Life Insurance Company ("Ozark National"), accepts funds from policyholders or contract holders and establishes a liability representing future obligations to pay the policy or contract holders and their beneficiaries. To ensure the Company will be able to pay these future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed income securities. National Western maintains its home office in Austin, Texas where substantially all of its 283 employees at March 31, 2023 are located. Ozark National maintains its home office facility in Kansas City, Missouri along with NIS where most of their combined employees are located.

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

The Company monitors these factors continually as key business indicators. The discussion that follows in this Item 2 includes these indicators and presents information useful to an overall understanding of the Company's business performance for the three months ended March 31, 2023, incorporating required disclosures in accordance with the rules and regulations of the SEC.

Insurance Operations - Domestic

National Western is currently licensed to do business in all states (except New York) and the District of Columbia. Products marketed are annuities, universal life insurance, fixed-index universal life, and traditional life insurance, which include both term and whole life products. Domestic sales in terms of premium levels have historically been more heavily weighted toward annuities. Most of these annuities can be sold either as tax qualified or non-qualified products. More recently, a greater proportion of sales activity has been derived from single premium life insurance products, predominantly those with an equity-index crediting mechanism. Presently, nearly 100% of National Western's life premium sales come from single premium life products. At March 31, 2023, National Western maintained 97,085 annuity contracts in force representing account balances of $6.1 billion and 44,066 domestic life insurance policies in force representing $3.6 billion in face amount of coverage.

National Western markets and distributes its domestic products primarily through independent national marketing organizations ("NMOs"). These NMOs assist the Company in recruiting, contracting, and managing independent agents. These agents are independent contractors who are compensated on a commission basis. At March 31, 2023, approximately 29,290 domestic independent agent contracts were in place.

Although reported separately for segment disclosure purposes, domestic insurance operations include the activities of Ozark National. Ozark National is a Missouri domiciled, stock life insurance company currently licensed to conduct business in thirty states. Organized and incorporated in 1964, its largest markets by state are Missouri, Iowa, Minnesota, Nebraska, and Kansas. Ozark National utilizes a unique distribution system to market its flagship Balanced Program which consists of a coordinated sale of a non-participating whole life insurance product with a mutual fund investment product offered through N.I.S. Financial Services, Inc. ("NIS'), its affiliated broker-dealer. Due to Ozark National's coordinated sale of a non-participating whole life insurance policy with a mutual fund investment product, its agents hold a securities license in addition to an insurance license. At March 31, 2023, Ozark National maintained 171,016 life insurance policies in force representing nearly $5.7 billion in face amount of coverage.

Insurance Operations - International

National Western's international operations consists solely of a closed block of in force policies. At March 31, 2023, National Western had 36,213 international life insurance policies in force representing $10.0 billion in face amount of coverage. The Company previously did not conduct business or maintain offices or employees in any other country, but until the fourth quarter of 2018, did accept applications at its home office in Austin, Texas, and issued policies from there to non-U.S. residents. Insurance products issued were primarily to residents of countries in South America consisting of product offerings not available in the local markets.

Issuing policies to residents of countries in these different regions had provided diversification that helped to minimize large fluctuations that could arise due to various economic, political, and competitive pressures that could occur from one country to another. These policies also provided diversification of earnings relative to the Company's domestic life insurance segment. International life insurance products issued to international residents were almost entirely universal life and traditional life products.

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

	Three Months Ended
	March 31,
	2023	2022

	(In thousands)

Single premium life	$22,970	37,704
Traditional life	1,077	934
Universal life	—	—

Totals	$24,047	38,638

Life insurance sales, as measured by total and annualized first year premiums, decreased 38% in the first quarter of 2023 as compared to the first quarter of 2022 reflecting a decline in activity in the Company's single premium equity-index product sales. Sales for the three months ended March 31, 2023, included $1.1 million from Ozark National, above the $0.9 million reported in the first quarter of 2022, representing their traditional life sales activity. Ozark National's business model, which is heavily dependent upon in person contact for agent recruiting and obtaining applications for coverage from prospective policyholders, has been attempting to recover from the disruption of the pandemic effects upon its business.

National Western's life insurance product portfolio includes single premium universal life ("SPUL") and equity-index universal life ("EIUL") products as well as hybrids of the EIUL and SPUL products, combining features of these core products. Equity-index universal life products have been the predominant product sold in the domestic life market for a number of years. Most of these sales are single premium mode products (one year, five year, or ten year) designed for transferring accumulated wealth tax efficiently into life insurance policies with limited underwriting due to lesser net insurance amounts at risk (face amount of the insurance policy less cash premium contributed). These products were designed targeting the accumulated savings of the segment of the population entering their retirement years. The wealth transfer life products have been valuable offerings for the Company's distributors as evidenced by their comprising 100% of total National Western life sales in the first three months of 2023. With the meaningful increase in market interest rates during the past year, industry sales have gravitated away from single premium life products toward fixed interest rate annuity products, particularly multi-year guaranteed annuity products.
The average new policy face amounts, excluding insurance riders, since 2019 are as shown in the following table.

	Average New Policy Face Amount
	NWLIC Domestic	Ozark National

Year ended December 31, 2019	179,900	45,200
Year ended December 31, 2020	209,900	46,230
Year ended December 31, 2021	221,300	47,620
Year ended December 31, 2022	219,600	45,920
Three Months Ended March 31, 2023	242,900	50,130

The average face amount of insurance coverage per policy for domestic life insurance contracts reflects the sales of single premium life products, primarily fixed-index, as part of its wealth transfer strategy for domestic life sales.

The table below sets forth information regarding life insurance in force for each date presented.

	Insurance In Force as of
	March 31,	December 31,
	2023	2022

	($ in thousands)

National Western

Universal life:
Number of policies	25,742	26,378
Face amounts	$3,523,627	3,621,812

Traditional life:
Number of policies	22,366	22,751
Face amounts	$2,070,555	2,103,366

Fixed-index life:
Number of policies	32,171	32,788
Face amounts	$8,013,664	8,224,415

Total life insurance:
Number of policies	80,279	81,917
Face amounts	$13,607,846	13,949,593

Ozark National

Total life insurance (all traditional):
Number of policies	171,016	171,915
Face amounts	$5,675,334	5,718,817

At March 31, 2023, National Western’s face amount of life insurance in force was comprised of $10.0 billion from the international line of business and $3.6 billion from the domestic line of business. At December 31, 2022, these amounts were $10.3 billion and $3.6 billion for the international and domestic lines of business, respectively.

Annuities

The following table sets forth information regarding the Company's annuity sales activity as measured by single and annualized first year premiums. Similar to life insurance sales, these figures are considered a non-GAAP financial measure but are shown in accordance with industry practice and depict the Company's sales productivity.

	Three Months Ended March 31,
	2023	2022

	(In thousands)

Fixed-index annuities	$31,361	85,484
Other deferred annuities	778	1,125
Immediate annuities	293	1,746

Totals	$32,432	88,355

Annuity sales decreased 63% in the first quarter of 2023 compared to 2022. With the sharp rise in interest rate levels, industry annuity sales have gravitated toward multi-year guaranteed annuity products. These products guarantee a stated fixed interest rate for an extended term, typically three or five years. The Company does not offer this type of product in its annuity portfolio. In recent years, the Company's annuity product portfolio has consisted principally of offerings that emphasize income features. The change in consumer preference, prompted by higher interest rate levels, redirected annuity sales toward products emphasizing accumulation in value, resulting in decreased sales activity for the Company. During this time period, the Company has endeavored to introduce new annuity products with accumulation features that are suitable for sale through financial institutions such as banks. These products were made available for sale towards the end of 2022 and began exhibiting introductory sales activity in the first quarter of 2023.

The Company's mix of annuity sales has historically shifted with interest rate levels and the relative performance of the equity market. Since the decline in secular interest rates subsequent to the subprime crisis, the Company's fixed-index products have comprised the majority of annuity sales, generally accounting for 90% or more of all annuity sales. During the first three months of 2023, this percentage approximated 97% reflecting the ongoing popularity of products with crediting rates linked to equity market performance in combination with the Company's limited fixed interest rate product offerings. For all fixed-index products, the Company purchases over the counter call options to hedge the equity return feature. The options are purchased relative to the issuance of the annuity contracts in such a manner to minimize timing risk. Generally, the index return during the indexing period (if the underlying index increases) becomes a component in a formula (set forth in the annuity), the result of which is credited as interest to contract holders electing the index formula crediting method at the beginning of the indexing period. The formula result can never be less than zero with these products. The Company does not deliberately mismatch or under hedge for the equity feature of the products. Fixed-index products also provide the contract holder the alternative to elect a fixed interest rate crediting option.

While National Western does not subsidize its interest crediting rates on new policies in order to obtain market share, until 2022, the Company faced a scenario of declining yields on its investment portfolio as securities backing annuity policies and investment portfolio cash proceeds were subsequently reinvested at substantially lower yields. The resulting compression on interest rate margins caused decrements to fixed interest rate renewal rates provided to annuity contractholders often to the minimum interest rate guarantee levels prescribed by state insurance regulators under non-forfeiture laws.

To address this situation, the Company entered into a coinsurance funds withheld reinsurance arrangement at December 31, 2020 with Prosperity Life Assurance Limited ("Prosperity") under which 100% of the policyholder obligations associated with its fixed interest rate and payout annuity block of policies at that time, approximating $1.7 billion, were reinsured with Prosperity. The Company then redirected its attention toward rebuilding annuity sales momentum by developing products, targeting new channels of distribution to supplement its current partnerships with national marketing organizations, and focusing its offerings away from fixed interest rate products. Effective July 27, 2022, the Company entered into a second funds withheld coinsurance agreement with Aspida Life Re Ltd. ("Aspida"), another third party reinsurer. At the inception of this agreement, annuity policy obligations approximating $250.0 million were reinsured with Aspida. In addition, for specified new annuity product sales, the Company is reinsuring an agreed upon quota share of this business in a flow reinsurance structure. The objective is to be able to more competitively price these annuity products utilizing the investment expertise of Aspida and their ability to obtain higher investment yields.

The following table sets forth information regarding annuities in force for each date presented. These amounts include the policies and reserves associated with the funds withheld reinsurance transactions discussed above.

	Annuities In Force as of
	March 31,	December 31,
	2023	2022

	($ in thousands)

Fixed-index annuities:
Number of policies	60,231	61,292
GAAP annuity reserves	$4,516,801	4,626,006

Other deferred annuities:
Number of policies	26,775	27,526
GAAP annuity reserves	$996,093	1,026,497

Immediate annuities:
Number of policies	10,079	10,223
GAAP annuity reserves	$322,919	324,499

Total annuities:
Number of policies	97,085	99,041
GAAP annuity reserves	$5,835,813	5,977,002

Impact of Recent Business Environment

The Company's business is generally aided by an economic environment experiencing growth, whether moderate or vibrant, characterized by improving employment data and increases in personal income. Important metrics indicating sustained economic growth over the longer term principally revolve around employment and confidence, both consumer and business sentiment. Changing economic conditions have caused policies and decisions made by central banks to be more crucial to business outlooks for insurers. The insurance market has gone from a low inflation, low interest rate environment to a rising inflation, higher interest rates environment in a relatively short period of time. Central bankers have been focused on corralling inflation consistent with their stated mission. Consequently, global activity is slowing and has made the outlook for the future more uncertain.

In the U.S. the unemployment rate has remained below 4% for an extended period of time and the Consumer Price Index has begun recently to ease. Real GDP has been positive for consecutive quarters causing markets to trend toward more optimistic outlooks concerning future economic conditions. Contrary to market hopes, central bankers remain committed to reducing demand and lowering inflation even if these actions create discomfort in the way of higher unemployment rates and lower economic growth. Additional stress emerged in the first quarter following the collapse of Silicon Valley Bank and Signature Bank and the uncertainty regarding further damage that may be lurking in the banking sector. Market watchers are concerned with the ability of the Federal Reserve to effectively control inflation without precipitating a recessionary environment. The ongoing inversion of the yield curve with two-year Treasury note yields remaining above ten-year Treasury notes yields reflects this concern of an imminent contraction in economic activity. Should the U.S. economy enter a recession, demand for financial vehicles such as life insurance could be significantly curtailed.

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

Consolidated Operations

Premiums and other revenues. The following details Company revenues.

	Three Months Ended March 31,
	2023	2022

	(In thousands)

Universal life and annuity contract charges	$35,357	32,797
Traditional life and SPIA WLC premiums	21,576	26,141
Net investment income (excluding index option derivatives)	86,976	107,922
Other revenues	5,705	5,797
Index option derivative gain (loss)	2,933	(38,198)
Net realized investment gains	67	3,794

Total revenues	$152,614	138,253

Universal life and annuity contract charges - Revenues for universal life and annuity contracts were higher for the first three months in 2023 compared to 2022 with the component sources shown below. Revenues for universal life and annuity products consist of policy charges for the cost of insurance, administration charges, surrender charges assessed against policyholder account balances, and other charges less reinsurance premiums, as shown in the following table.

	Three Months Ended March 31,
	2023	2022

	(In thousands)

Contract Charges:
Cost of insurance and administrative charges	$33,366	30,681
Surrender charges	4,513	5,011
Other charges	2,333	1,974

Gross contract revenues	40,212	37,666

Reinsurance premiums	(4,855)	(4,869)

Net contract charges	$35,357	32,797

Cost of insurance charges were $26.8 million in the quarter ended March 31, 2023 compared to $23.9 million in the first quarter of 2022. Cost of insurance charges typically trend with the size of the universal life insurance block in force and the amount of new business issued during the period. The volume of universal life insurance in force at March 31, 2023 declined to $11.5 billion from approximately $11.8 billion at December 31, 2022 and $12.7 billion at December 31, 2021. Countering the downward trend in the level of life insurance in force are higher cost of insurance charges that National Western implemented on its International Life insurance products in accordance with policy contract provisions. Administrative charges pertaining to new business issued decreased to $6.6 million for the three months ended March 31, 2023 from $6.7 million for the same period in 2022.

Surrender charges assessed against policyholder account balances upon withdrawal decreased in the three months ended March 31, 2023 versus the comparable prior year periods. While the Company earns surrender charge income that is assessed upon policy terminations, the Company's overall profitability is enhanced when policies remain in force and additional contract revenues are realized and the Company continues to make an interest rate spread equivalent to the difference it earns on its investments and the amount that it credits to policyholders. In the three months ended March 31, 2023, lapse rates on annuity products were higher compared to prior year periods. However, surrender charge income recognized is also dependent upon the duration of policies at the time of surrender (i.e. later duration policy surrenders have lower surrender charges assessed and earlier policy surrenders having a higher surrender charge assessed). The lower surrender charge revenue reflects later duration policies terminating having lower surrender charges.

Other charges include the net amount of current period premium load amounts on new sales of single premium life insurance products which are deferred (recorded as negative revenue) and the subsequent amortization into income of these deferred premium loads. These products comprise substantially all of domestic life insurance sales. The increase in Other charges for the three months ended March 31, 2023 versus the comparable 2022 period reflects lower current period premium loads deferred due to decreased sales levels relative to the amounts currently being amortized into income.

Traditional life premiums - Ozark National's principal product is a non-participating whole life insurance policy with premiums remitted primarily on a monthly basis. The product is sold in tandem with a mutual fund investment product offered through its broker-dealer affiliate, NIS. Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period. A sizable portion of National Western's traditional life business resided in the International Life insurance segment. However, National Western's overall life insurance sales focus has historically been centered around universal life products. The addition of Ozark National's business of repetitive paying permanent life insurance adds an important complement to National Western's life insurance sales. Included in the amount for the quarter ended March 31, 2023 is $18.1 million of life insurance renewal premium from Ozark National compared to $18.4 million in the first quarter of 2022. Universal life products, especially National Western's equity indexed universal life products, which offer the opportunity for consumers to acquire life insurance protection and receive credited interest linked in part to an outside market index, have been the more popular product offerings in the Company's markets.
Net investment income (with and without derivatives) - A detail of net investment income is provided below.

	Three Months Ended March 31,
	2023	2022

	(In thousands)

Gross investment income:
Debt and equities	$77,895	74,939
Mortgage loans	5,396	4,940
Policy loans	687	661
Short-term investments	2,772	58
Other invested assets	5,575	10,075

Total investment income	92,325	90,673
Less investment expenses	816	711

Net investment income (excluding derivatives and trading securities)	91,509	89,962
Index option derivative gain (loss)	2,933	(38,198)
Embedded derivative on reinsurance	(28,868)	90,905
Trading securities market adjustments	24,335	(72,945)

Net investment income	$89,909	69,724

The Company's strategy has been to invest a substantial portion of its cash flows in fixed debt securities within its guidelines for credit quality, duration, and diversification. As a result of an asset allocation strategy study that was conducted, an increase in allocations toward mortgage loans and alternative investments was identified as a strategic objective. Investment yields on new bond purchases during the first three months of 2023 approximated 6.39% as compared to the 4.21% yield achieved during the full year 2022. National Western's weighted average bond portfolio yield was 3.81% at March 31, 2023 increasing from 3.76% at December 31, 2022. Ozark National's weighted average portfolio yield at March 31, 2023 was 3.84%.

Changes in fair values of equity securities are included in net investment income in the Condensed Consolidated Statements of Earnings. For the three months ended March 31, 2023 and 2022, unrealized gains/(losses) of $0.2 million and $(0.7) million, respectively, are included in investment income reflecting the change in fair value of equity securities during the periods. The carrying value of the Company's portfolio of equity securities was $22.0 million at March 31, 2023.

During 2022 and thus far into 2023, the Company's new mortgage loan activity has been challenged as interest rate levels have appreciated considerably. The increase in interest rates has resulted in fewer mortgage loan opportunities meeting the Company's underwriting standards. Consequently, the mortgage loan portfolio balance declined to $504.3 million at March 31, 2023 from $505.7 million at December 31, 2022. During the three months ended March 31, 2023 the Company originated new mortgage loans in the amount of $1.8 million compared to $26.4 million in the comparable period of 2022.

The increase in short-term investment income reflects the rapid increase in short-term interest rates over the past year in tandem with the Federal Reserve interest rate increases implemented to counter inflationary pressures. Short-term investment fund interest rates hovered around 0.10% in the first quarter of 2022. In the first quarter of 2023, interest rates ranged from 4.0% to 4.5% for the same short-term investment vehicles.

In order to obtain incremental investment yield, the Company expanded its invested asset portfolio to include alternative investments. These assets are typically capital pools with specific investment objectives managed by investment firms having specific expertise in designated asset opportunities. The Company held balances of $198.2 million, $186.9 million, and $67.7 million at March 31, 2023, December 31, 2022, and December 31, 2021, respectively, in this investment category, excluding any associated structured note amounts. Other invested assets investment income in the first quarter of 2022 includes a non-recurring $6.8 million profit participation payment on a mezzanine loan.

The Company's net investment income is reduced for amounts ceded to reinsurers under the funds withheld reinsurance agreements associated with funds withheld assets. In the quarters ended March 31, 2023 and 2022, the Company ceded net investment income of $19.8 million and $12.7 million, respectively.

The Company is required to maintain an allowance pertaining to current expected credit losses on financial instruments ("CECL") under GAAP. Remeasurement of the CECL allowance for mortgage loans is performed quarterly and for the three months ended March 31, 2023 and 2022 resulted in an increase/(decrease) in the allowance of $0.1 million and $(0.2) million, respectively, which is applied against gross investment income.

Credit loss allowances for available-for-sale debt securities are recorded when unrealized losses and missed payments indicate a credit loss has occurred and a full recovery of the investment principal is not expected. Credit loss allowances are recorded through net investment income in the Condensed Consolidated Statements of Earnings. No credit loss allowances for available-for-sale debt securities were recorded for the three months ended March 31, 2023 or 2022.
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

	Three Months Ended March 31,
	2023	2022

	(In thousands)

Excluding derivatives and funds withheld securities:
Net investment income	$91,509	89,962
Average invested assets, at amortized cost	$9,170,978	9,448,077
Annual yield on average invested assets	3.99%	3.81%

Including derivatives and funds withheld securities:
Net investment income	$89,909	69,724
Average invested assets, at amortized cost	$10,825,873	11,157,346
Annual yield on average invested assets	3.32%	2.50%

The average invested asset yield, excluding derivatives and trading securities, for the first three months of 2023 increased compared to 2022 due to the incremental yield on newly invested cash flows into debt securities and alternative investments as well as the increase in short-term investment yields. Net investment income in the first three months of 2022 includes a $6.8 million non-recurring profit participation payment related to a mezzanine loan.

The average yield on bond purchases during the three months ended March 31, 2023 to fund National Western insurance operations was 6.39% representing a 2.61% spread over treasury rates. The weighted average quality of new purchases during the first three months of 2023 was "A+" which was higher than the "A-" weighted average quality of purchases during 2022. The composite duration of purchases during the first three months of 2023 was 5.3 years, which is significantly less than National Western's historical duration of purchases, indicative of the inverted yield curve during the first quarter of 2023. The Company's general investment strategy is to purchase debt securities with maturity dates approximating ten years in the future.

The pattern in average invested asset yield, including derivatives and funds withheld securities, incorporates increases and decreases in the fair value of index options purchased by National Western to support its fixed-index products as well as net investment income from the embedded derivative funds withheld liability. Fair values of purchased call options recorded a net gain during the first three months of 2023 and a net loss during the first three months of 2022, corresponding to the movement in the S&P 500 Index® during these periods (the primary index the fixed-index products employ). Refer to the derivatives discussion below for a more detailed explanation.

With the execution of a funds withheld reinsurance agreement with Prosperity at the end of 2020, the Company initiated embedded derivative accounting with respect to the policyholder obligations reinsured. The Company entered into a second funds withheld reinsurance agreement with Aspida during 2022 which follows the same embedded derivative accounting treatment. During the three months ended March 31, 2023, the embedded derivative liability for reinsurance increased by $28.9 million while in the three months ended March 31, 2022 the embedded derivative liability decreased by $90.9 million. These amounts are included in net investment income and served to decrease net investment income in the first quarter of 2023 and increase net investment income in the first quarter of 2022. Debt securities supporting the funds withheld policyholder obligations classified as trading incurred unrealized gains/(losses) of $24.3 million in the first quarter of 2023 and $(72.9) million in the corresponding period for 2022, which were also recorded as a component of net investment income. The combination/net of these two amounts increased/(decreased) net investment income during the three months ended March 31, 2023 and 2022 by $(4.5) million and $18.0 million, respectively.

Other revenues - Other revenues pertain to NIS, the broker-dealer affiliate of Ozark National; the operations of Braker P III, LLC ("BP III"), a subsidiary which owns and manages a commercial office building which includes the home office operations of National Western; and allowances earned by National Western for administering the funds withheld policies ceded to third party reinsurers.

NIS revenues were $2.7 million and $3.2 million for the three months ended March 31, 2023 and 2022, respectively. NIS revenues typically move in tandem with equity market performance.

Revenues associated with BP III were $1.0 million and $1.3 million for the three months ended March 31, 2023 and 2022, respectively. Rental income received from National Western is eliminated in reporting consolidated results. In the fourth quarter of 2022, BP III received a $3.8 million buyout of the remaining lease term from one of its tenants. This space was not leased during the first quarter of 2023.

Under terms of the Prosperity funds withheld reinsurance contract, National Western earns a monthly expense allowance equal to the average policy count of the funds withheld reinsured block of business multiplied by a stated amount per policy. In the three months ended March 31, 2023 and 2022, the Company reported $1.2 million and $1.2 million, respectively, as maintenance expense allowance. As the block that was reinsured is a closed block of business, maintenance expense allowance revenue declines over time with the run off of the in force block.

Under the terms of the Aspida funds withheld reinsurance contract, National Western also earns a monthly expense allowance based upon the average policy count of the funds withheld reinsurance block of policies. In addition, National Western earns a ceding commission and certain policy acquisition allowance based upon new policies issued and coinsured with Aspida. For the quarter ended March 31, 2023, the Company reported $0.3 million related to these revenue sources.

Effective July 27, 2022, the Company recorded as a liability (deferred revenue) on its Condensed Consolidated Balance Sheet a deferred Cost of Reinsurance ("COR") amount of $21.2 million associated with the funds withheld reinsurance transaction with Aspida (original COR amount reported of $30.8 million has been restated for the adoption of ASU 2018-12). This represents the net amount of GAAP reserves, deferred policy acquisition costs and sales inducements reinsured at the closing date, plus a $68.2 million ceding commission payable by the reinsurer, which in the aggregate was in excess of the Statutory Reserves ceded to Aspida (reflected as funds held assets). This COR balance is amortized and included in Other revenues. For the three months ended March 31, 2023, COR amortization revenue of $0.4 million is included in Other revenues.

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

	Three Months Ended March 31,
	2023	2022

	(In thousands)

Index option derivatives:
Unrealized gain (loss)	$15,354	(58,008)
Realized gain (loss)	(12,421)	19,810

Total gain (loss) included in net investment income	$2,933	(38,198)

Total contract interest	$30,212	(13,571)

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

Net realized investment gains (losses) - Realized gains (losses) on investments generally include proceeds from bond calls, sales and impairment write-downs, as well as gains and losses on the sale of real estate property. Net gains reported for the three months ended March 31, 2023 consisted of gross gains of $0.1 million, primarily related to bond calls of debt securities in the available-for-sale category, offset by gross losses of $0.0 million. The net gains reported for the three months ended March 31, 2022 consisted of gross gains of $3.8 million offset by gross losses of $0.0 million.

Benefits and Expenses. The following table details benefits and expenses.

	Three Months Ended March 31,
	2023	2022

	(In thousands)

Life and other policy benefits	$24,190	33,512
Market risk benefits expense	36,960	(61,006)
Amortization of deferred transaction costs	21,274	23,436
Universal life and annuity contract interest	30,212	(13,571)
Other operating expenses	24,683	32,581

Totals	$137,319	14,952

Life and other policy benefits - Death claim benefits, the largest component of policy benefits, were $15.6 million in the first three months of 2023 compared to $21.2 million for the first three months of 2022. Of the amount included in the three months ended March 31, 2023, $5.6 million was associated with National Western business and $10.0 million pertained to Ozark National. In the first three months of 2022, these amounts were $11.6 million and $9.6 million for National Western and Ozark National, respectively. Death claim amounts are subject to variation from period to period. For the first quarter of 2023, the number of National Western life insurance claims increased 12% versus the comparable period in 2022 while the average dollar amount per net claim declined to $47,300 from approximately $57,600. National Western's overall mortality experience has generally been consistent with or better than its product pricing assumptions. The average net claim for Ozark National during the 2023 and 2022 three-month periods was $16,800 and $14,000, respectively. Mortality exposure is managed through reinsurance treaties under which National Western's retained maximum net amount at risk on any one life is capped at $500,000. Ozark National's retained maximum net amount at risk is capped at $200,000 under its reinsurance treaties with limited exceptions related to the conversion of child protection and guaranteed insurability riders.

With the inception of the pandemic, both National Western and Ozark National established specific coding to track the death claim experience associated with COVID-19. During the three months ended March 31, 2023, National Western incurred 15 death claims on life insurance policies in which the reported cause of death was due to the coronavirus (COVID-19) totaling a net claim amount (after reinsurance) of $0.7 million. For the comparable three-month period in 2022, National Western incurred 30 COVID-19 related death claims on life insurance policies totaling a net amount after reinsurance of $2.1 million. During the three months ended March 31, 2023, Ozark National incurred 10 confirmed COVID-19 death claims aggregating to a net claim amount of approximately $0.2 million. For the three months ended March 31, 2022, Ozark National reported 61 COVID-19 death claims totaling to a net amount of $1.7 million. The COVID-19 claim activity is included in the claim disclosures made in the preceding paragraph. Subsequent to 2021, the incidence of COVID-19 death claim reporting has dropped substantially.

Life and other policy benefits also includes other policy liabilities held associated with the Company's traditional life products and policies with life contingencies. The changes in other policy liabilities for National Western were $3.7 million and $7.3 million in the quarters ended March 31, 2023 and 2022, respectively. Life and other policy benefits in the quarters ended March 31, 2023 and 2022 includes changes in traditional life reserves and miscellaneous benefit payments associated with Ozark National's operations of $4.8 million and $5.0 million, respectively.

Market risk benefits expense - Market risk benefits expense is a new income statement line item emanating from the adoption of the LDTI accounting standard. The Market risk benefits liability represents the reserve pertaining to certain contract features on annuity products that provide minimum guarantees to policyholders, such as guaranteed minimum withdrawal benefits, that provide protection to contractholders from other-than-nominal capital market risk and expose the Company to other-than-nominal capital market risk. Market risk benefits are measured at fair value with changes in fair value not caused by credit risk recognized in net income each period. The change in fair value of the Market risk benefits liability reported in the Condensed Statements of Earnings is impacted by interest rate movements. For the quarters ended March 31, 2023 and 2022, the change in the Market risk benefits liability due to interest rates was an expense/(benefit) of $38.2 million and $(67.3) million, respectively. Refer to Note (7) Market Risk Benefits Liability in the Notes to Condensed Consolidated Statements for further discussion.

Amortization of deferred transaction costs - Life insurance companies are required to defer certain expenses directly related to the successful acquisition of new business. The majority of these acquisition expenses consist of commissions paid to agents, underwriting costs, costs of policy issuance, and certain other expenses directly related to the successfully acquired policies. Recognition of these deferred policy acquisition costs (“DPAC”) as an expense in the Condensed Consolidated Financial Statements occurs over future periods. Under LDTI guidance, deferred policy acquisition costs are amortized on a constant-level cohort basis over the expected term of the underlying contracts approximating a straight-line amortization on an individual contract basis. In accordance with GAAP guidance, the Company must also write-off deferred acquisition costs and unearned revenue liabilities upon internal replacement of certain contracts as well as annuitizations of deferred annuities.

The Company's practice is to annually review during the third quarter its actuarial assumptions pertaining to its blocks of businesses and to update those assumptions which deviate significantly from actual experience. The Company records these adjustments whenever necessary. The following table identifies the current effect of actuarial assumption adjustments on DPAC balances recorded through amortization expense separate from recurring amortization expense for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022

	(In thousands)
Amortization of DPAC:
Actuarial assumption adjustments	$—	—
Recurring amortization	16,036	17,088

Totals	$16,036	17,088

Amortization expense for the three months ended March 31, 2023 was comprised of DPAC amortization by National Western of $15.8 million, and by Ozark National of $0.2 million, respectively. Amortization expense for the three months ended March 31, 2022 was comprised of DPAC amortization of $16.9 million by National Western and $0.2 million by Ozark National, respectively. Amortization expense for National Western for the three months ended March 31, 2023 was reduced by $0.9 million, for amounts pertaining to the policies ceded under the funds withheld reinsurance agreements. Ceded amortization expense for the three months ended March 31, 2022 was $0.7 million.

As part of the purchase accounting required with the acquisition of Ozark National, the Company recorded an intangible asset of $180.9 million referred to as the value of business acquired ("VOBA"). VOBA represents the difference between the acquired assets and liabilities of Ozark National measured in accordance with the Company's accounting policies and the fair value of these same assets and liabilities. The VOBA balance sheet amount is amortized following a methodology similar to that used for amortizing deferred policy acquisition costs. In the quarter ended March 31, 2023 and 2022, the Company's VOBA amortization expense was $2.2 million and $3.2 million, respectively.

At December 31, 2020, the Company recorded as an asset on its Consolidated Balance Sheet a deferred Cost of Reinsurance ("COR") amount of $102.8 million associated with the funds withheld reinsurance transaction with Prosperity. This original balance represents the amount of assets transferred at the closing date of funds withheld agreement (debt securities, policy loans, and cash) in excess of the GAAP liability ceded plus a $48 million ceding commission paid to the reinsurer. The COR balance is amortized commensurate with the runoff of the ceded block of funds withheld business. For the three months ended March 31, 2023 and 2022, COR amortization expense of $3.0 million and $3.1 million, respectively, is included in Amortization of deferred transaction costs.

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

Contract interest expense includes other items which increase or decrease reported contract interest in a particular reporting period. For the three months ended March 31, 2023 and 2022, these other items include the amounts shown in the table below.

	Three Months Ended March 31,
	2023	2022

	(In thousands)

Contract Interest Expense:
Gross reserve changes	$12,391	9,733
Withdrawal benefit rider charges	(7,418)	(7,321)
Ceded fixed interest and reserve changes	(12,625)	(13,796)
Index option embedded derivative reserve changes	18,491	(55,536)

Totals	$10,839	(66,920)

Contract interest expense includes gross reserve changes for immediate annuities, two tier annuities, excess death benefit reserves, excess annuitizations, and changes in deferred sales inducement balances. These gross reserve items are offset by policy charges assessed for policies having the withdrawal benefit rider (WBR).

Contract interest expense is reduced for amounts pertaining to funds withheld annuity policies ceded to the reinsurers. As a result, contract interest expense is adjusted to remove fixed interest ceded and reserve change items ceded which are shown in the above table for the three months ended March 31, 2023 and 2022. The amount of ceded fixed interest credited on the funds withheld annuity policies included these amounts for the three months ended March 31, 2023 and 2022, was $6.5 million and $8.0 million, respectively.

Generally, the impact of the market value change of index options on asset values aligns closely with the movement of the embedded derivative liability held for the Company's fixed-index products such that the net effect upon pretax earnings is not significant. The market value changes of these index options for the three months ended March 31, 2023 and 2022, offsetting the index option embedded derivative reserve changes shown above, were $15.6 million and $(56.8) million, respectively. Policyholders of equity-indexed products cannot receive an interest credit below 0% according to the policy contract terms.

Another contract interest expense component is the amortization of deferred sales inducements (included in Gross reserve changes above). Similar to deferred policy acquisition costs, the Company defers sales inducements in the form of first year credited interest bonuses on annuity products that are directly related to the production of new business. These bonus interest charges are deferred and amortized using the same methodology and assumptions used to amortize other capitalized acquisition costs and the amortization is included in contract interest. Deferred sales inducement balances ("DSI") are reviewed periodically to ascertain whether actual experience has deviated significantly from that assumed (unlock) and are adjusted to reflect current policy lapse or termination rates, expense levels and credited rates on policies compared to anticipated experience (true-up). These unlocking adjustments, plus or minus, are included in contract interest expense.

Other operating expenses - Other operating expenses consist of general administrative expenses, licenses and fees, commissions not subject to deferral, real estate expenses, brokerage expenses, compensation costs, and reinsurance ceded commission expense. These expenses for the three months ended March 31, 2023 and 2022 are summarized in the table that follows.

	Three Months Ended March 31,
	2023	2022

	(In thousands)

General administrative expenses	$11,223	14,010
Compensation expenses	6,209	9,515
Commission expenses	2,500	2,795
Real estate expenses	1,429	1,506
Brokerage expenses (NIS)	1,218	1,570
Reinsurance ceded commission expense	62	1
Taxes, licenses and fees	2,042	3,184

Totals	$24,683	32,581

General administrative expenses include software amortization expense associated with National Western's proprietary policy administration systems as well as other acquired software. Expenses pertaining to these items were $2.9 million and $3.4 million in the first quarter of 2023 and 2022, respectively. The lesser amount in the 2023 period reflects legacy internally developed operating systems reaching their full amortization. IT expenditures for consulting costs and contractor resources to fill IT staffing shortages declined to $2.4 million in the quarter ended March 31, 2023 from $4.2 million in the comparable quarter of 2022. This category of expenses also includes legal fees and expenses which were $(0.4) million and $1.1 million in the quarters March 31, 2023 and 2022, respectively. The negative legal fees and expense amount in the first quarter of 2023 represents amounts previously accrued for pending litigation that were in excess of the ultimate expenses incurred.

Compensation expenses include share-based compensation costs related to outstanding vested and nonvested stock appreciation rights ("SARs"), restricted stock units ("RSUs") and performance share units ("PSUs"). The related share-based compensation costs move in tandem not only with the number of awards outstanding but also with the movement in the market price of the Company's Class A Common Stock as a result of marking the SARs, RSUs, and PSUs to fair value under the liability method of accounting. Consequently, the related expense amount varies positively or negatively in any given period. In the Compensation expenses amounts shown above, share-based compensation expense totaled $(2.3) million and $1.6 million in the quarters ended March 31, 2023 and 2022, respectively. The negative share-based compensation amount in the first quarter reflects the change in the Company's Class A common share price which decreased from $281.00 at December 31, 2022 to $242.62 at March 31, 2023. No performance share awards were granted in the first three months of 2023 nor in 2022. Ozark National compensation expenses were $0.9 million and $1.0 million in the first quarter of 2023 and 2022, respectively.

Taxes, licenses and fees include premium taxes and licensing fees paid to state insurance departments, the company portion of social security and Medicare taxes, state income taxes, and other state and municipal taxes. Taxes, licenses and fees in the three months ended March 31, 2023 include premium tax expenses of $0.9 million compared to $2.0 million in the comparable period of 2022 which reflects credits received in the first quarter of 2023 for 2022 tax premium overpayments which were the result of prescribed payment methods in certain states requiring estimated payments during the year to be based upon prior year obligations.

Federal Income Taxes. Federal income taxes on earnings reflect an effective tax rate of 19.6% for the three months ended March 31, 2023 compared to 20.9% for the three months ended March 31, 2022. The Federal corporate tax rate was set at 21% under the 2017 Tax Cuts and Jobs Act ("Tax Act"). The Company's effective tax rate is typically slightly lower than the Federal statutory rate due to tax-exempt investment income related to municipal securities and dividends-received deductions on income from stocks, absent other permanent tax items.

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

Segment Operations

Summary of Segment Earnings

A summary of segment earnings for the three months ended March 31, 2023 and 2022 is provided below. The segment earnings exclude realized gains and losses on investments, net of taxes.

	Domestic Life Insurance	International Life Insurance	Annuities	ONL & Affiliates	All Others	Totals

	(In thousands)

Segment earnings:
Three months ended:
March 31, 2023	$6,693	9,741	(14,716)	6,396	4,137	12,251
March 31, 2022	$1,587	5,670	75,012	5,206	7,090	94,565

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below.

	Three Months Ended March 31,
	2023	2022

	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$13,476	12,910
Net investment income	17,979	(2,987)
Other revenues	—	25

Total premiums and other revenues	31,455	9,948

Benefits and expenses:
Life and other policy benefits	2,509	4,669
Amortization of deferred transaction costs	3,166	3,493
Universal life insurance contract interest	13,138	(6,773)
Other operating expenses	4,421	6,553

Total benefits and expenses	23,234	7,942

Segment earnings before Federal income taxes	8,221	2,006
Provision for Federal income taxes	1,528	419

Segment earnings	$6,693	1,587

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

	Three Months Ended March 31,
	2023	2022

	(In thousands)

Universal life insurance revenues	$15,831	14,948
Traditional life insurance premiums	886	1,216
Reinsurance premiums	(3,241)	(3,254)

Totals	$13,476	12,910

Universal life insurance revenues are predominantly earned based upon the amount of life insurance policies that are in force. National Western's pace of new policies issued has lagged the number of policies terminated from death or surrender causing a declining level of policies in force from which contract revenue is received. Consequently, the number of domestic life insurance policies in force has declined from 46,060 at December 31, 2021 to 44,560 at December 31, 2022, and to 44,066 at March 31, 2023. Policy lapse rates in the first three months of 2023 approximated 6.2% compared to 5.4% and 6.0% in the first three months of 2022 and 2021, respectively. The face amount of life insurance in force has decreased from $3.7 billion at December 31, 2021 to $3.6 billion at both December 31, 2022 and March 31, 2023.

Universal life insurance revenues are also generated with the issuance of new business based upon amounts per application and percentages of the face amount (volume) of insurance issued. The number of domestic life policies issued in the first three months of 2023 was 51% lower than in the comparable period for 2022 and the volume of insurance issued was 42% lower than that in 2022.

Universal life insurance revenues also include surrender charge income realized on terminating policies and, in the case of domestic universal life, amortization into income of the premium load on single premium policies which is deferred. The net premium load amortization was $2.3 million and $2.0 million in the three months ended March 31, 2023 and 2022, respectively.

Premiums collected on universal life products are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings in accordance with GAAP. Actual domestic universal life premiums collected are detailed below.

	Three Months Ended March 31,
	2023	2022

	(In thousands)

Universal life insurance:
First year and single premiums	$22,748	37,640
Renewal premiums	3,956	4,651

Totals	$26,704	42,291

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

A detail of net investment income for domestic life insurance operations is provided below.

	Three Months Ended March 31,
	2023	2022

	(In thousands)

Net investment income (excluding derivatives)	$12,725	12,663
Index option derivative gain (loss)	5,254	(15,650)

Net investment income (loss)	$17,979	(2,987)

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

Life and policy benefits for a smaller block of business are more exposed to variation from period to period. Claim count activity during the first three months of 2023 increased 18% compared to the first three months of 2022 while the average net claim amount (after reinsurance) increased to $44,900 from $34,900. GAAP reporting requires that claims be recorded net of any cash value amounts that have been accumulated in the policies. Claims in the first quarter of 2023 were skewed toward single premium universal life policies which typically have very high accounts value and very low net amounts as risk (face amount of policies less accumulated account values). The Company's overall mortality experience for this segment has been consistent with pricing assumptions.

Included in amortization of deferred transaction costs is DPAC amortization. The Company's practice is to annually review during the third quarter its actuarial assumptions pertaining to its blocks of businesses and to update those assumptions which deviate significantly from actual experience. The Company records these adjustments whenever necessary. The following table identifies the current effect of actuarial assumption adjustments on domestic life insurance DPAC balances recorded through amortization expense separate from recurring amortization expense for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022

	(In thousands)
Amortization of DPAC:
Actuarial assumption adjustments	$—	—
Recurring amortization	3,166	3,493

Totals	$3,166	3,493

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

International Life Insurance Operations

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below.

	Three Months Ended March 31,
	2023	2022

	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$20,065	19,236
Net investment income (loss)	5,398	(4,054)
Other revenues	2	22

Total premiums and other revenues	25,465	15,204

Benefits and expenses:
Life and other policy benefits	1,878	3,904
Amortization of deferred transaction costs	4,084	4,492
Universal life insurance contract interest	3,812	(5,721)
Other operating expenses	3,726	5,360

Total benefits and expenses	13,500	8,035

Segment earnings before Federal income taxes	11,965	7,169
Provision for Federal income taxes	2,224	1,499

Segment earnings	$9,741	5,670

As with domestic life operations, revenues from the international life insurance segment include both premiums on traditional type products and contract revenues from universal life insurance. A comparative detail of premiums and contract revenues is provided below.

	Three Months Ended March 31,
	2023	2022

	(In thousands)

Universal life insurance revenues	$20,224	19,165
Traditional life insurance premiums	1,456	1,686
Reinsurance premiums	(1,615)	(1,615)

Totals	$20,065	19,236

Universal life revenues and operating earnings are largely generated from the amount of life insurance in force. The volume of in force for this segment, primarily universal life, has contracted from $11.3 billion at December 31, 2021 to $10.3 billion at December 31, 2022 and to $10.0 billion at March 31, 2023. The international life insurance block of business is a closed book that is expected to run off over a number of years.

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

	Amount in $'s	Annualized Termination Rate
	(millions)

Volume In Force Terminations:
Three Months Ended March 31, 2023	$301.1	11.7%
Year ended December 31, 2022	1,018.8	9.0%
Year ended December 31, 2021	1,080.1	8.7%
Year ended December 31, 2020	1,295.2	9.5%
Year ended December 31, 2019	1,671.5	10.9%
Year ended December 31, 2018	1,706.3	10.0%

As noted previously, premiums collected on universal life products are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings in accordance with GAAP. Actual international universal life premiums collected are detailed below.

	Three Months Ended March 31,
	2023	2022

	(In thousands)

Universal life insurance:
First year and single premiums	$—	—
Renewal premiums	11,084	12,000

Totals	$11,084	12,000

National Western's most popular international products were its fixed-index universal life products in which the policyholder could elect to have the interest rate credited to their policy account values linked in part to the performance of an outside equity index. These products issued were not generally available in the local markets when sold. Included in the totals in the above table are collected renewal premiums for fixed-index universal life products of approximately $6.2 million and $6.9 million for the first three months of 2023 and 2022, respectively. The declining trend in renewal premiums during these periods corresponds with the decline in policies in force due to elimination of new sales and the termination activity as discussed above.

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

	Three Months Ended March 31,
	2023	2022

	(In thousands)

Net investment income (excluding index option derivatives)	$5,379	5,607
Index option derivative gain (loss)	19	(9,661)

Net investment income (loss)	$5,398	(4,054)

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

Life and policy benefits primarily consist of death claims on policies. National Western's clientèle for international products are generally wealthy individuals with access to U.S. dollars and quality medical care. Consequently, the amounts of coverage purchased historically tended to be larger amounts. Life and policy benefit expense for the international life segment reflects the larger policies historically purchased, however mortality due to natural causes is comparable to that in the United States. The Company's maximum risk exposure per insured life is capped at $500,000 through reinsurance. The average international life net claim amount (after reinsurance) in the first three months of 2023 decreased to $86,000 from $243,600 in the first three months of 2022 while the number of claims incurred decreased 40%. Net claims, after reinsurance, associated with COVID-19 were $0.0 million in the three months ended March 31, 2023 as compared to $1.3 million reported in the three months ended March 31, 2022.

Included in amortization of deferred transaction costs is DPAC amortization. The Company's practice is to annually review during the third quarter its actuarial assumptions pertaining to its blocks of businesses and to update those assumptions which deviate significantly from actual experience. The Company records these adjustments whenever necessary. The following table identifies the current effect of actuarial assumption adjustments on international life insurance DPAC balances recorded through amortization expense separate from recurring amortization expense for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022

	(In thousands)

Amortization of DPAC:
Actuarial assumption adjustments	$—	—
Recurring amortization	4,084	4,492

Totals	$4,084	4,492

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

Annuity Operations

A comparative analysis of results of operations for National Western's annuity segment is detailed below.

	Three Months Ended March 31,
	2023	2022

	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$4,240	7,306
Net investment income	53,081	60,661
Other revenues	2,016	1,229

Total premiums and other revenues	59,337	69,196

Benefits and expenses:
Life and other policy benefits	5,000	10,290
Market risk benefits expense	36,960	(61,006)
Amortization of deferred transaction costs	11,607	11,979
Annuity contract interest	13,262	(1,077)
Other operating expenses	10,584	14,169

Total benefits and expenses	77,413	(25,645)

Segment earnings (loss) before Federal income taxes	(18,076)	94,841
Provision for Federal income taxes	(3,360)	19,829

Segment earnings (loss)	$(14,716)	75,012
Premiums and contract charges primarily consist of surrender charge income recognized on terminated policies. The amount of the surrender charge income recognized is determined by the volume of surrendered contracts as well as the duration of each contract at the time of surrender given the pattern of declining surrender charge rates over time that is common to most annuity contracts. The Company's lapse rate for annuity contracts in the first three months of 2023 was 9.2% which remained elevated compared to historical measures and was higher than the 8.9% rate during the same period in 2022. An outcome of the COVID-19 pandemic crisis was the movement by consumers toward fortifying liquidity positions. This has manifested in greater withdrawal and surrender activity. In addition, annuity contracts with fixed interest rates are more prone to terminate as contracts approach the end of their surrender charge period and in periods of rising interest rates.

Deposits collected on annuity contracts are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings in accordance with GAAP. Actual annuity deposits collected for the three months ended March 31, 2023 and 2022 are detailed below.

	Three Months Ended March 31,
	2023	2022

	(In thousands)

Fixed-index annuities	$25,290	85,532
Other deferred annuities	795	1,132
Immediate annuities	442	665

Totals	$26,527	87,329

Fixed-index products are attractive for consumers when interest rate levels remain low and equity markets produce positive returns. Since National Western does not offer variable products or mutual funds, fixed-index products provide an important alternative to the Company's existing fixed interest rate annuity products. Fixed-index annuity deposits as a percentage of total annuity deposits were 95% and 98% for the three months ended March 31, 2023 and 2022, respectively. The percentage of fixed-index products to total annuity sales reflects the historically low interest rate environment and the preference for credited interest linked in part to outside equity market indices given the overall positive performance in the equities market.

Some of the Company's deferred products, including fixed-index annuity products, contain a first year interest bonus, in addition to the base first year interest rate, which is credited to the account balance when premiums are applied. These sales inducements are deferred in conjunction with other capitalized policy acquisition costs. The amounts currently deferred to be amortized over future periods amounted to approximately $(0.9) million and $4.0 million during the first three months of 2023 and 2022, respectively. Amortization of deferred sales inducements is included as a component of annuity contract interest as described later in this discussion of Annuity Operations.

A detail of net investment income for annuity operations is provided below.

	Three Months Ended March 31,
	2023	2022

	(In thousands)

Net investment income (excluding derivatives and trading securities)	$59,954	55,588
Index option derivative gain (loss)	(2,340)	(12,887)
Embedded derivative on reinsurance	(28,868)	90,905
Trading securities market adjustment	24,335	(72,945)

Net investment income	$53,081	60,661

For the three months ended March 31, 2023 and 2022, net investment income was reduced by $19.8 million and $12.7 million, respectively for amounts ceded to the reinsurers under the funds withheld reinsurance agreements.

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

The funds withheld reinsurance agreement with Prosperity executed December 31, 2020 introduced embedded derivative accounting with respect to the annuity policyholder obligations reinsured. The funds withheld reinsurance agreement with Aspida executed during the third quarter of 2022 follows the same embedded derivative accounting treatment. During the three months ended March 31, 2023, the embedded derivative contra-liability increased by $(28.9) million, which was recorded as a component of net investment income. Debt securities supporting the funds withheld policyholder obligations classified as trading securities incurred a $24.3 million market value increase in the three months ended March 31, 2023, which were also recorded as a component of net investment income. The net of these two amounts, the embedded liability increase and the change in market value of trading securities, decreased net investment income in the Annuity segment by $(4.5) million in the three months ended March 31, 2023.

Other revenues for the three months ended March 31, 2023 and 2022 include $1.5 million and $1.2 million, respectively, of maintenance expense allowance revenue. Under terms of the funds withheld reinsurance contracts with reinsurers, National Western earns a monthly expense allowance equal to the average policy count of the funds withheld reinsured block of business multiplied by a stated amount per policy.

Market risk benefits expense is a new income statement line item emanating from the adoption of the LDTI accounting standard. The Market risk benefits liability represents the reserve pertaining to certain contract features on annuity products that provide minimum guarantees to policyholders, such as guaranteed minimum withdrawal benefits, that provide protection to contractholders from other-than-nominal capital market risk and expose the Company to other-than-nominal capital market risk. Market risk benefits are measured at fair value with changes in fair value not caused by credit risk recognized in net income each period. The change in fair value of the Market risk benefits liability reported in the Condensed Statements of Earnings is impacted by interest rate movements. For the quarters ended March 31, 2023 and 2022, the change in the Market risk benefits liability due to interest rates was an expense/(benefit) of $38.2 million and $(67.3) million, respectively. Refer to Note (7) Market Risk Benefits Liability in the Notes to Condensed Consolidated Statements for further discussion.

Included in amortization of deferred transaction costs is DPAC amortization. The Company's practice is to annually review during the third quarter its actuarial assumptions pertaining to its blocks of businesses and to update those assumptions which deviate significantly from actual experience. The Company records these adjustments whenever necessary. The following table identifies the current effect of actuarial assumption adjustments on annuity DPAC balances recorded through amortization expense separate from recurring amortization expense for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022

	(In thousands)
Amortization of deferred transaction costs:
Actuarial assumption adjustments	$—	—
DPAC recurring amortization	8,582	8,865
COR amortization expense	3,025	3,114

Totals	$11,607	11,979

In the three months ended March 31, 2023 and 2022, amortization expense was reduced by $0.9 million and $0.7 million, respectively, for DPAC ceded to reinsurers under the funds withheld reinsurance agreements.

Amortization of deferred transaction costs includes amortization of the cost of reinsurance recorded at year-end 2020 associated with the funds withheld reinsurance agreement with Prosperity. At December 31, 2020, the Company recorded as an asset on the Consolidated Balance Sheet a deferred Cost of Reinsurance ("COR") amount of $102.8 million associated with the funds withheld reinsurance transaction. This represents the amount of assets transferred at the closing date of the funds withheld agreement (debt securities, policy loans, and cash) in excess of the GAAP liability ceded plus a $48.0 million ceding commission paid to the reinsurer. The COR balance is amortized commensurate with the runoff of the ceded block of funds withheld business. In the three months ended March 31, 2023, COR amortization expense of $3.0 million, is included in Amortization of deferred transaction costs, as compared to $3.1 million for three months ended March 31, 2022.

Annuity contract interest includes the equity component return associated with the call options purchased to hedge National Western's fixed-index annuities. The detail of fixed-index annuity contract interest as compared to contract interest for all other annuities is as follows:

	Three Months Ended March 31,
	2023	2022

	(In thousands)

Fixed-index annuities	$10,861	80
All other annuities	(898)	(863)

Gross contract interest	9,963	(783)
Bonus interest deferred and capitalized	939	(4,040)
Bonus interest amortization	2,360	3,746

Total contract interest	$13,262	(1,077)

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

Annuity contract interest includes adjustments to the deferred sales inducement balance which are done similar to that of DPAC balances with the adjustment reflected in current period contract interest expense. To the extent required, the Company records actuarial assumption adjustments to deferred sales inducement balances in conjunction with DPAC balance adjustments. No actuarial assumption adjustments were made in the quarters ended March 31, 2023 or 2022.

ONL & Affiliates

Ozark National and NIS are combined into a separate segment "ONL & Affiliates" given their inter-related marketing and sales approach which consists of a coordinated sale of a non-participating whole life insurance product (Ozark National) and a mutual fund investment product (NIS). An analysis of results of operations for the ONL & Affiliates segment is detailed below.

	Three Months Ended March 31,
	2023	2022

	(In thousands)

Premiums and other revenues:
Premiums and contract charges	$19,152	19,486
Net investment income	7,918	6,928
Other revenues	2,689	3,215

Total premiums and other revenues	29,759	29,629

Benefits and expenses:
Life and other policy benefits	14,803	14,649
Amortization of deferred transaction costs	2,417	3,472
Other operating expenses	4,503	4,981

Total benefits and expenses	21,723	23,102

Segment earnings before Federal income taxes	8,036	6,527
Provision for Federal income taxes	1,640	1,321

Segment earnings	$6,396	5,206

Revenues from ONL & Affiliates principally include life insurance premiums on traditional type products. Unlike universal life, revenues from traditional products are simply life premiums recognized as income over the premium-paying period of the related policies. The detail of premiums is provided below.

	Three Months Ended March 31,
	2023	2022

	(In thousands)

Traditional life insurance premiums	$19,643	19,977
Other insurance premiums and considerations	93	103
Reinsurance premiums	(584)	(594)

Totals	$19,152	19,486

Ozark National's traditional life block of business at March 31, 2023 included 171,016 policies in force representing nearly $5.7 billion of life insurance coverage. The repetitive pay nature of Ozark National's business generally promotes a higher level of persistency with an annualized lapse rate of 4.3% through March 31, 2023 slightly higher than the 4.0% rate experienced in 2022. Traditional life premiums by first year and renewal are detailed below.

	Three Months Ended March 31,
	2023	2022

	(In thousands)

Traditional life insurance premiums:
First year premiums	$895	972
Renewal premiums	18,748	19,005

Totals	$19,643	19,977

Other revenues consist primarily of brokerage revenue of NIS. Brokerage revenues of $2.7 million and $3.2 million for the three months ended March 31, 2023 and 2022, respectively, had associated brokerage expense of $1.2 million and $1.6 million which is included in Other operating expenses.

The average face value of Ozark National's policies in force at March 31, 2023 was approximately $33,200. Life and policy benefits are subject to variation from quarter to quarter. Incurred net death claims, after reinsurance, for the first three months of 2023 were $10.0 million representing an average net claim of $16,800. Incurred net death claims in the three month period ended March 31, 2022 were $9.7 million representing a net average claim of $14,000. Ozark National's maximum retention on any single insured life is $200,000 with limited exceptions related to the conversion of child protection and guaranteed insurability riders. The balance of life and policy benefits during the three months ended March 31, 2023 and 2022 consisted of increases in insurance reserves and payments of other policy benefits.

Amortization of deferred transaction costs for this segment includes amortization of DPAC and the value of business acquired ("VOBA"). VOBA represents the difference between the acquired assets and liabilities of Ozark National at the acquisition date measured in accordance with the Company's accounting policies and the fair value of these same assets and liabilities. The VOBA balance sheet amount is amortized following a methodology similar to that used for amortizing deferred policy acquisition costs. Subsequent to its acquisition effective January 31, 2019, Ozark National began deferring policy acquisition costs and amortizing these deferrals similar to the methodology employed by National Western. The following table identifies the amortization expense of Ozark National's DPAC and VOBA for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022

	(In thousands)
Amortization of deferred transaction costs:
Actuarial assumption adjustments	$—	—
VOBA amortization expense	2,213	3,234
DPAC recurring amortization	204	238

Totals	$2,417	3,472

Other Operations

The Company's primary business encompasses its domestic and international life insurance operations, its annuity operations, and ONL & Affiliates. However, the Company also has real estate and other investment operations through its wholly owned subsidiaries.

Pre-tax operating amounts include the results of BP III, the entity owning and operating the Company's home office facility in Austin, Texas. BP III incurred pre-tax losses of $(0.4) million and $(0.2) million for the three months ended March 31, 2023 and 2022, respectively. National Western maintains its home office in this facility leasing approximately 40% of the space available. The lease payments made by National Western to BP III have been eliminated in consolidation. The increase in pre-tax loss during the first quarter of 2023 represents unleased space during the period due to a previous tenant paying an early termination fee at the end of 2022.

The remaining pre-tax earnings of $5.5 million and $9.2 million in Other Operations during the three-month periods includes investment income from real estate, municipal bonds, and common and preferred equities held in subsidiary company portfolios principally for tax-advantage purposes. Included in the pre-tax earnings for the three months ended March 31, 2022, is a $6.8 million non-recurring profits participation payment received on a mezzanine loan. The Company holds a modest portfolio of equity securities, primarily in NWL Financial, Inc., whose fair value changes are recorded in net investment income. For the three months ended March 31, 2023 and 2022, the market value changes for these securities were $0.2 million and $(0.7) million, respectively.

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

	March 31, 2023		December 31, 2022
	Carrying Value	%	Carrying Value	%

	(In thousands)		(In thousands)

Debt securities available-for-sale	$7,586,306	79.1	$7,611,633	79.7
Debt securities trading	1,107,438	11.5	1,065,993	11.1
Mortgage loans	504,255	5.2	505,730	5.3
Policy loans	70,070	0.7	70,495	0.7
Derivatives, index options	39,232	0.4	23,669	0.2
Real estate	27,572	0.3	27,712	0.3
Equity securities	22,048	0.2	22,076	0.2
Other	247,103	2.6	234,394	2.5
Short-term investments	3,937	—	3,937	—

Totals	$9,607,961	100.0	$9,565,639	100.0

Invested assets at March 31, 2023 include Ozark National and NIS amounts as follows: Debt securities of $713.5 million and Policy loans of $21.8 million. These invested asset amounts at December 31, 2022 were: Debt securities of $674.8 million and Policy loans of $22.2 million.

The Company's available-for-sale debt securities and trading debt securities portfolios in aggregate had an exposure to regional bank bonds totaling $171.0 million at March 31, 2023. This represents 1.8% of the Company's total invested assets as of that date. Of this amount, $5.0 million of bank debt securities were held in the trading debt securities portfolio which is managed by reinsurers under funds withheld reinsurance agreements who bear the financial risk of any credit loss with respect to these securities. Neither debt securities portfolio had exposure to Silicon Valley Bank, Signature Bank, or First Republic Bank. The Company carefully monitors its credit exposures to this sector and did not maintain a credit loss allowance with respect to its holdings at March 31, 2023.

Debt Securities

GAAP accounting requires investments in debt securities to be classified into one of three categories: (a) trading securities; (b) securities available-for-sale; or (c) securities held-to-maturity. Although the Company's investment philosophy calls for purchases of securities with the intent to hold to maturity, the introduction of funds withheld coinsurance arrangements precludes the Company from utilizing the held-to-maturity category when classifying its debt securities. Consequently, the Company has designated its debt securities holdings as available-for-sale and any funds-held acquisitions as trading securities. The discussion that follows reflects this category classification.

The Company maintains a diversified debt securities portfolio which consists mostly of corporate, mortgage-backed, and public utility fixed income securities. Investments in mortgage-backed securities primarily include U.S. Government agency pass-through securities and collateralized mortgage obligations ("CMO"). The Company's investment guidelines prescribe limitations by type of security as a percent of the total investment portfolio and all holdings were within these threshold limits. As of March 31, 2023 and December 31, 2022, the Company's available-for-sale debt securities portfolio consisted of the following classes of securities:

	March 31, 2023		December 31, 2022

	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Corporate	$5,359,634	70.6	$5,631,572	74.0
Residential mortgage-backed securities	294,590	3.9	321,032	4.2
Public utilities	603,239	8.0	615,137	8.1
State and political subdivisions	416,801	5.5	411,499	5.4
U.S. agencies	25,526	0.3	20,626	0.3
Asset-backed securities	810,397	10.7	542,866	7.1
Commercial mortgage-backed	25,532	0.3	20,285	0.3
Foreign governments	47,809	0.6	45,887	0.6
U.S. Treasury	2,778	0.1	2,729	—

Totals	$7,586,306	100.0	$7,611,633	100.0

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

	Three Months Ended March 31,	Year Ended December 31,
	2023	2022

	($ In thousands)

Cost of acquisitions	$41,940	$697,489
Average credit quality	A+	A-
Effective annual yield	6.39%	4.21%
Spread to treasuries	2.61%	1.76%
Effective duration	5.3 years	8.0 years

Prior to 2022, the Company had been purchasing a higher proportion of longer maturity debt securities to match the increased duration of its growing life insurance policy liabilities. With the inversion of the yield curve in 2022, longer duration debt securities did not provide sufficient incremental yield and value to warrant extending maturities on new purchases.

In addition to diversification, an important aspect of the Company's investment approach is managing the credit quality of its investment in debt securities. Thorough credit analysis is performed on potential corporate investments including examination of a company's credit and industry outlook, financial ratios and trends, and event risks. This emphasis is reflected in the high average credit rating of the Company's debt securities portfolio with 98.4%, as of March 31, 2023, held in investment grade securities. In the table below, investments in available-for-sale debt securities are classified according to credit ratings by nationally recognized statistical rating organizations.

	March 31, 2023		December 31, 2022
	Carrying Value	%	Carrying Value	%

	(In thousands)		(In thousands)

AAA	$173,936	2.3	$152,934	2.0
AA	1,031,527	13.6	1,047,929	13.8
A	2,587,343	34.1	2,625,189	34.5
BBB	3,675,863	48.4	3,673,096	48.2
BB and other below investment grade	117,637	1.6	112,485	1.5

Totals	$7,586,306	100.0	$7,611,633	100.0

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

	Available-for-Sale Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	% of Invested Assets

	(In thousands, except percentages)

March 31, 2023	$125,160	117,637	117,637	1.2%

December 31, 2022	$121,676	112,485	112,485	1.2%

The Company's percentage of below investment grade securities to total invested assets at March 31, 2023 compared to December 31, 2022 remained level in the first three months of 2023. The Company's holdings of below investment grade securities as a percentage of total invested assets remain low compared to industry averages.

Holdings in below investment grade securities as of March 31, 2023 are summarized below by category, including their comparable fair value as of December 31, 2022 for those debt securities rated below investment grade at March 31, 2023. The Company continually monitors developments in these industries for issues that may affect security valuation.

	Available-for-Sale Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	Fair Value
Industry Category	March 31, 2023	March 31, 2023	March 31, 2023	December 31, 2022

	(In thousands)

Asset-backed securities	$77	73	73	73
Oil & gas	81,408	76,019	76,019	74,949
Manufacturing	11,995	10,945	10,945	10,585
Other	31,680	30,600	30,600	28,832

Total before allowance for credit losses	125,160	117,637	117,637	114,439

Allowance for credit losses	—	—	—	—

Totals	$125,160	117,637	117,637	114,439

The Company evaluates its below investment grade holdings by reviewing investment performance indicators, including information such as issuer operating performance, debt ratings, analyst reports and other economic factors that may affect these specific investments. While additional losses are not currently anticipated, based on the existing status and condition of these securities, credit deterioration of some securities or the markets in general is possible, which may result in future allowances or write-downs. The Company has no direct holdings of debt securities with operations in Russia, Ukraine or Belarus, nor does it hold any investments with significant exposure to these regions.

The Company's holdings in the available-for-sale category provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs. Available-for-sale debt securities are reported at their fair market values with any change reported through Accumulated Other Comprehensive Income (Loss) in the Stockholders' Equity section of the Condensed Consolidated Balance Sheets.

Debt securities classified as trading securities represent debt security investments made by reinsurers in the funds withheld asset accounts in accordance with their respective reinsurance agreements. The designation as trading securities allows the market value fluctuation of these securities to be recorded directly in the Condensed Consolidated Statements of Earnings. This results in offsetting the embedded derivative liability change due to market value fluctuations which is also recorded directly in the Condensed Consolidated Statements of Earnings.

Debt securities available-for-sale and debt securities trading are summarized as follows at March 31, 2023.

	March 31, 2023
	Fair Value	Amortized Cost	Allowance for Credit Losses	Unrealized Gains (Losses)

	(In thousands)

Debt securities available-for-sale	$7,586,306	8,255,018	—	(668,712)
Debt securities trading	1,107,438	1,286,707	—	(179,269)

Totals	$8,693,744	9,541,725	—	(847,981)

The unrealized loss position of the Company's debt securities holdings reflects the impact of rising interest rate levels on fair market values. At December 31, 2022, the Company's available-for-sale and trading debt securities were in an unrealized loss position of $(1.0) billion. At March 31, 2023, this position had changed to an unrealized loss of $(848.0) million reflecting the decrease in interest rate levels during the first quarter of 2023.

The Company's trading debt securities portfolio consisted of the following classes of securities:

	March 31, 2023		December 31, 2022
	Carrying Value	%	Carrying Value	%

	(In thousands)		(In thousands)

Corporate	$453,594	41.0	$450,135	42.3
Residential mortgage-backed securities	16,444	1.5	16,857	1.6
Public utilities	27,004	2.4	26,030	2.4
State and political subdivisions	13,006	1.2	12,126	1.1
Asset-backed securities	346,559	31.3	313,588	29.4
Commercial mortgage-backed	223,932	20.2	221,096	20.7
Collateralized loan obligations	26,899	2.4	26,161	2.5

Totals	$1,107,438	100.0	$1,065,993	100.0

In the table below, investments in trading debt securities are classified according to credit ratings by nationally recognized statistical rating organizations.

	March 31, 2023		December 31, 2022
	Carrying Value	%	Carrying Value	%

	(In thousands)		(In thousands)

AAA	$15,666	1.4	$13,645	1.3
AA	97,759	8.8	54,650	5.1
A	355,617	32.1	365,770	34.3
BBB	586,597	53.0	577,424	54.2
BB and other below investment grade	51,799	4.7	54,504	5.1

Totals	$1,107,438	100.0	$1,065,993	100.0

The investments in the trading debt securities below investment grade are summarized below.

	Below Investment Grade Trading Debt Securities
	Amortized Cost	Carrying Value	Fair Value	% of Invested Assets

	(In thousands, except percentages)

March 31, 2023	$59,687	51,799	51,799	0.5%
December 31, 2022	62,232	54,504	54,504	0.6%

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

The Company targets a minimum specified yield on mortgage loan investments determined by reference to currently available debt security instrument yields, plus a desired amount of incremental basis points. A low interest rate environment, along with a competitive marketplace, had resulted in fewer loan opportunities being available that met the Company's required rate of return. The rapid rise in interest rate levels beginning in 2022 caused potential mortgage loan opportunities to fall outside the Company's underwriting criteria resulting in a lower level of originations. Mortgage loans originated by the Company totaled $1.8 million in the three months ended March 31, 2023 compared to $26.4 million for the three months ended March 31, 2022 and $47.4 million for the year ended December 31, 2022.

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

The Company held net investments in mortgage loans, after allowances for possible losses, totaling $504.3 million and $505.7 million at March 31, 2023 and December 31, 2022, respectively. The diversification of the portfolio by geographic region and property type was as follows.

	March 31, 2023		December 31, 2022
	Amount	%	Amount	%

	(In thousands)		(In thousands)

Mortgage Loans by Geographic Region:
West South Central	$220,045	43.3	$220,357	43.2
South Atlantic	103,901	20.4	104,334	20.4
East North Central	60,186	11.8	60,520	11.9
West North Central	11,873	2.3	11,942	2.3
East South Central	18,607	3.7	18,753	3.7
Pacific	11,793	2.3	11,924	2.3
Middle Atlantic	40,715	8.0	40,742	8.0
Mountain	41,875	8.2	42,023	8.2
Gross balance	508,995	100.0	510,595	100.0

Market value adjustment	(1,037)	(0.2)	(1,290)	(0.3)
Allowance for credit losses	(3,703)	(0.7)	(3,575)	(0.7)

Totals	$504,255	99.1	$505,730	99.0

	March 31, 2023		December 31, 2022
	Amount	%	Amount	%

	(In thousands)		(In thousands)

Mortgage Loans by Property Type:
Retail	$170,135	33.4	$169,618	33.2
Office	139,392	27.4	140,092	27.4
Storage facility	79,450	15.6	79,853	15.7
Apartments	38,235	7.5	38,377	7.5
Industrial	35,628	7.0	35,896	7.0
Hotel	23,342	4.6	23,431	4.6
Land/Lots	4,173	0.8	4,605	0.9
Residential	14,599	2.9	14,599	2.9
All other	4,041	0.8	4,124	0.8
Gross balance	508,995	100.0	510,595	100.0

Market value adjustment	(1,037)	(0.2)	(1,290)	(0.3)
Allowance for credit losses	(3,703)	(0.7)	(3,575)	(0.7)

Totals	$504,255	99.1	$505,730	99.0

Included in the mortgage loan investment balance at March 31, 2023 and December 31, 2022 were mortgage loan investments made by Prosperity under the funds withheld reinsurance agreement totaling $19.5 million and $19.3 million, respectively. Similar to trading debt securities, these loans are reported at fair market values in order to allow the market value fluctuation to be recorded directly in the Consolidated Statements of Earnings and to offset the embedded derivative liability change due to market value fluctuations.

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

	Three Months Ended March 31,
	2023	2022

	(In thousands)

Mortgage Loans Allowance for Credit Losses:
Balance, beginning of the period	$3,575	2,987
Provision (release) during the period	128	(171)

Balance, end of period	$3,703	2,816

The Company's direct investments in real estate consist primarily of income-producing properties which are being operated by a wholly owned subsidiary of National Western. The Company's real estate investments totaled approximately $27.6 million and $27.7 million at March 31, 2023 and December 31, 2022, respectively.

The Company recognized operating income of approximately $0.8 million and $0.7 million on real estate properties in the first three months of 2023 and 2022, respectively. During the three months ended March 31, 2022, the Company sold land located in Freeport, Texas and Houston, Texas for a net realized gain of $0.3 million. The Company monitors the conditions and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition.

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

Interest Rate Risk

A gradual increase in interest rates is generally a positive development for the Company. Rate increases would be expected to provide incremental net investment income, produce increased sales of fixed rate products, and limit the potential erosion of the Company's interest rate spread on products due to minimum guaranteed crediting rates in products. Conversely, a rise in interest rates reduces the fair value of the Company's investment portfolio and if long-term rates rise dramatically within a relatively short time period the Company could be exposed to disintermediation risk. Disintermediation risk is the risk that policyholders will surrender their policies in a rising interest rate environment forcing the Company to liquidate assets when they are in an unrealized loss position. The Company seeks to minimize the impact of interest rate risk, at least with respect to some of its products, through surrender charges that are imposed to discourage policy surrenders and to offset unamortized deferred policy acquisition costs.

A decline in interest rates could cause certain mortgage-backed securities in the Company's portfolio to be more likely to pay down or prepay. In this situation, the Company typically would not be able to reinvest the proceeds at comparable yields. Lower interest rates will likely also cause lower net investment income, subject the Company to reinvestment rate risks, and possibly reduce profitability through reduced interest rate margins associated with products having minimum guaranteed crediting rates. Conversely, the fair value of the Company's investment portfolio would increase when interest rates decline.

The correlation between fair values and interest rates of available-for-sale debt securities for the quarter ended March 31, 2023 and for the year ended December 31, 2022 is reflected in the tables below.

	March 31, 2023	December 31, 2022

	(In thousands except percentages)

Available-for-Sale Debt securities - fair value	$7,586,306	7,611,633
Available-for-Sale Debt securities - amortized cost	$8,255,018	8,438,761
Fair value as a percentage of amortized cost	91.90%	90.20%
Net unrealized gain (loss) balance	$(668,712)	(827,128)
Ten-year U.S. Treasury bond – increase (decrease) in yield for the period	(0.41)%	2.37%

The Company's trading debt securities, which are exclusively in funds withheld assets managed by reinsurers, are recorded at fair value upon purchase. While the recorded value of these trading debt securities subsequently fluctuates with market prices, the fair value movement of the securities is entirely offset by an identical fair value movement of the associated funds withheld liabilities.

The Company's unrealized gain (loss) balance for available-for-sale and trading debt securities held at March 31, 2023 and December 31, 2022 is shown in the following table.

	Net Unrealized Gain (Loss) Balance
	At March 31, 2023	At December 31, 2022	Year-to-date Change in Unrealized Balance

	(In thousands)

Debt securities available-for-sale	$(668,712)	(827,129)	158,417
Debt securities trading	(179,269)	(203,604)	24,335

Totals	$(847,981)	(1,030,733)	182,752

Changes in interest rates typically have a sizable effect on the fair values of the Company's debt securities. The market interest rate of the ten-year U.S. Treasury bond decreased 41 basis points from 3.88% at year-end 2022 to 3.47% by the end of the first three months of 2023. Therefore, the decrease in the unrealized loss balance position from that at December 31, 2022 is the expected portfolio value movement.

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

The Company performed detailed sensitivity analysis as of December 31, 2022, for its interest rate-sensitive assets and liabilities. The changes in market values of the Company's debt securities in the first three months of 2023 were reasonable given the expected range of results of this analysis.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity requirements are met primarily by funds provided from operations. Premium deposits and annuity considerations, investment income, and investment maturities and prepayments are the primary sources of funds while investment purchases, policy benefits in the form of claims, and payments to policyholders and contract holders in connection with surrenders and withdrawals as well as operating expenses are the primary uses of funds. To ensure the Company will be able to pay future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed income securities. Funds are invested with the intent that the income from investments, plus proceeds from maturities, will meet the ongoing cash flow needs of the Company. The approach of matching asset and liability durations and yields requires an appropriate mix of investments. Although the Company historically has not been put in the position of having to liquidate invested assets to provide cash flow, its investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs. National Western maintains a line of credit facility in the amount of $75 million which it may access for short-term cash needs. There were no borrowings under the line of credit as of March 31, 2023.

In addition, National Western is a member of the Federal Home Loan Bank of Dallas (FHLB) through an initial minimum required stock investment of $4.3 million. Through this membership, National Western is able to create a specified borrowing capacity based upon the amount of collateral it elects to establish. At March 31, 2023, securities in the amount of $186.1 million (fair value of $179.3 million) were pledged as collateral to the FHLB.

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

The actual amounts paid by product line in connection with surrenders and withdrawals, before reinsurance, for the three months ended March 31, 2023 and 2022, are noted in the table below.

	Three Months Ended March 31,
	2023	2022

	(In thousands)

Product Line:
Traditional Life	$4,241	3,720
Universal Life	25,527	22,464
Annuities	149,419	149,972

Total	$179,187	176,156

The above contractual withdrawals, as well as the level of surrenders experienced, and the associated cash outflows did not have an adverse impact on overall liquidity. The amounts shown includes funds withheld policyholder obligations and Ozark National cash outflows. Individual life insurance policies are typically less susceptible to withdrawal than annuity reserves and deposit liabilities because policyholders may need to undergo a new underwriting process in order to obtain a new insurance policy elsewhere. Annuity dollar outflows are generally more sensitive to economic conditions, interest rate levels, and the level of surrender charges assessed upon withdrawal or termination. Cash flow projections and tests under various market interest rate scenarios and assumptions are performed to assist in evaluating liquidity needs and adequacy. With the economic decline precipitated by the COVID-19 pandemic, Company management conducted additional liquidity scenario testing during 2020 using more severe assumptions and concluded that liquid assets were more than adequate under these scenarios. The Company continues to augment and enhance its level of liquidity analysis given ongoing changes in the economic environment and related market conditions. Accordingly, the Company currently expects available liquidity sources and future cash flows to be adequate to meet the demand for funds.

Cash flows from the Company's insurance operations have historically been sufficient to meet current needs. Cash flows from operating activities were $47.1 million and $73.1 million for the three months ended March 31, 2023 and 2022, respectively. The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $280.7 million and $295.1 million for the three months ended March 31, 2023 and 2022, respectively. Net cash inflows/(outflows) from the Company's universal life and investment annuity deposit product operations totaled $(195.6) million and $(113.4) million during the three months ended March 31, 2023 and 2022, respectively. The higher negative net outflow in the first three months of 2023 reflects lower levels of fixed-index annuity and life sales.

Capital Resources

The Company relies on stockholders' equity for its capital resources as there is no long-term debt outstanding and the Company does not anticipate the need for any long-term debt in the near future. As of March 31, 2023, the Company maintained commitments for its normal operating and investment activities.

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

As the largest subsidiary of NWLGI, National Western serves as the primary funding source for NWLGI. The capacity of National Western to pay dividends to NWLGI is limited by law in the state of Colorado to earned profits (statutory unassigned surplus). At December 31, 2022, the maximum amount legally available for distribution during 2023 without further regulatory approval is $66.5 million. National Western did not pay any dividends during the three months ended March 31, 2023.

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

The table below summarizes future estimated cash payments under existing contractual obligations.

	Payment Due by Period
	Total	Less Than 1 Year	1 Year or More

	(In thousands)

Loan commitments	$—	—	—
Commitments for investment capital funding (3)	195,513	59,649	135,864
Lease obligations	917	257	660
Claims payable (1)	97,691	97,691	—
Other long-term reserve liabilities reflected on the balance sheet (2)	12,414,846	980,924	11,433,922

Total	$12,708,967	1,138,521	11,570,446

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

(3) Represents commitments for investment capital requirements that have not been funded as of the current balance sheet date.

The Company, through its wholly owned subsidiary Braker P III, LLC ("BP III"), owns a commercial office building for which it has entered into lease agreements with various tenants for space not occupied by the Company. Total revenues recorded pertaining to these non-Company leases for the three-month periods ended March 31, 2023 and 2022 amounted to $1.0 million and $1.3 million, respectively. Under their respective terms these leases expire at various dates from 2025 through 2029.

The table below summarizes future estimated cash receipts under all existing lease agreements, including those in addition to the BP III lease agreements discussed above.

	Estimated Cash Receipts by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

	(In thousands)

Real estate revenue	$36,385	6,055	11,508	7,138	11,684

CHANGES IN ACCOUNTING PRINCIPLES AND CRITICAL ACCOUNTING POLICIES

Changes in Accounting Principles

On January 1, 2023, the Company adopted LDTI employing a modified retrospective transition method, which requires the guidance be applied as of the beginning of the earliest period presented in its reported financial statements, Accordingly, the Company's transition date for purposes of LDTI is January 1, 2021. The impact from adoption of LDTI resulted in an increase to Accumulated Other Comprehensive Income and an increase to Retained Earnings of $176.7 million and $28.3 million, respectively, net of tax.

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

During the quarter ended March 31, 2023, the Company implemented internal controls associated with new processes supporting the adoption of Accounting Standards Update 2018-12 for long-duration insurance contracts, which the Company adopted on January 1, 2023 using a modified retrospective method. For additional information, please refer to Note (1) Consolidation and Basis of Presentation in the accompanying Notes to Condensed Consolidated Financial Statements.

Except for the change in controls over the Company's adoption of LDTI, there have not been any changes in the Company's internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(e) under the Exchange Act, that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Internal controls over financial reporting change as the Company modifies or enhances its systems and processes to meet business needs. Any significant changes in controls are evaluated prior to implementation to help ensure continued effectiveness of internal controls and the control environment.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 11(A) "Legal Proceedings" of the accompanying Condensed Consolidated Financial Statements included in this Form 10-Q.

ITEM 1A. RISK FACTORS

The risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 included a discussion of the potential ramifications of natural or man-made disasters and catastrophes including pandemic disease. There have been no substantial changes relative to the risk factors disclosed in the Company's Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company maintains a limited stock buy-back program associated with its Incentive Plan which provides Option Holders the ability to elect to sell acquired shares back to the Company at any time within ninety (90) days after the exercise of options at the prevailing market price as of the date of notice of election. Purchased shares, if any, are reported in the Company's Condensed Consolidated Financial Statements as authorized and unissued. As of March 31, 2023, there are no stock options outstanding under the Incentive Plan. More broadly, there are no immediate plans to repurchase any of its shares of Class A Common Stock or Class B Common Stock.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May yet Be Purchased Under the Plans or Programs

January 1, 2023 through January 31, 2023	—	$—	N/A	N/A
February 1, 2023 through February 28, 2023	—	$—	N/A	N/A
March 1, 2023 through March 31, 2023	—	$—	N/A	N/A

Total	—	$—	N/A	N/A

ITEM 4.  Removed and Reserved.

ITEM 6.  EXHIBITS

(a) Exhibits

Exhibit 31(a)	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	-	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL WESTERN LIFE GROUP, INC.
(Registrant)

Date:	May 15, 2023	/S/ Ross R. Moody
Ross R. Moody
Chairman of the Board, President and
Chief Executive Officer
(Authorized Officer)

Date:	May 15, 2023	/S/ Brian M. Pribyl
Brian M. Pribyl
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)
(Principal Accounting Officer)