Form 10-Q
period 2023-06-30
National Western Life Group, Inc.
filed 2023-08-09
CIK 1635984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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
Large Accelerated Filer ☐  Accelerated filer ☒    Non-accelerated filer (Do not check if a smaller reporting company)  ☐  Smaller reporting company ☐  Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of August 7, 2023, the number of shares of Registrant's common stock outstanding was: Class A – 3,436,020 and  Class B - 200,000.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

ASSETS	June 30, 2023	December 31, 2022

Investments:
Debt securities available-for-sale, at fair value (cost: $8,083,487 and $8,438,760)	$7,324,100	7,611,633
Debt securities trading, at fair value (cost: $1,254,993 and $1,269,597)	1,069,625	1,065,993
Mortgage loans, net of allowance for credit losses ($3,736 and $3,575), ($19,422 and $19,334 at fair value)	495,411	505,730
Policy loans	69,123	70,495
Derivatives, index options	72,863	23,669
Equity securities, at fair value (cost: $13,986 and $14,547)	23,157	22,076
Other long-term investments	300,466	262,106
Short-term investments	7,821	3,937

Total investments	9,362,566	9,565,639

Cash and cash equivalents	291,820	295,270
Deferred policy acquisition costs (Note 1)	644,933	663,882
Deferred sales inducements (Note 1)	78,209	85,303
Value of business acquired (Note 1)	134,097	138,495
Cost of reinsurance (Note 1)	72,276	78,328
Market risk benefits asset (Note 1)	40,073	48,759
Accrued investment income	90,607	92,250
Federal income tax receivable	5,489	6,508
Deferred Federal income tax asset (Note 1)	13,822	9,032
Amounts recoverable from reinsurer, net of allowance for credit losses ($800 and $450) (Note 1)	1,611,143	1,688,788
Other assets	109,351	110,691

Total assets	$12,454,386	12,782,945

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share amounts)

LIABILITIES AND STOCKHOLDERS’ EQUITY	June 30, 2023	December 31, 2022

LIABILITIES:

Future policyholder obligations:
Liability for policyholder account balances (Note 1)	$7,285,129	7,661,785
Additional liability for benefits in excess of account balance (Note 1)	151,787	148,708
Liability for future policy benefits (Note 1)	908,212	900,146
Market risk benefits liability (Note 1)	248,876	215,777
Other policyholder liabilities	148,113	175,089
Funds withheld liability	1,243,314	1,333,036
Other liabilities	190,755	157,482

Total liabilities	10,176,186	10,592,023

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY:

Common stock:
Class A - $0.01 par value; 7,500,000 shares authorized; 3,436,020 issued and outstanding in 2023 and 2022	34	34
Class B - $0.01 par value; 200,000 shares authorized, issued, and outstanding in 2023 and 2022	2	2
Additional paid-in capital	41,716	41,716
Accumulated other comprehensive income (loss) (Note 1)	(432,879)	(478,219)
Retained earnings (Note 1)	2,669,327	2,627,389

Total stockholders’ equity	2,278,200	2,190,922

Total liabilities and stockholders' equity	$12,454,386	12,782,945

Note:  The Condensed Consolidated Balance Sheet at December 31, 2022 has been derived from the audited Consolidated Financial Statements as of that date.

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended June 30, 2023 and 2022
(Unaudited)
(In thousands, except per share amounts)

	2023	2022

Premiums and other revenues:
Universal life and annuity contract charges (Note 1)	$37,124	32,821
Traditional life and single premium immediate annuity with life contingency (SPIAWLC) premiums (Note 1)	21,228	22,641
Net investment income	122,514	55,474
Other revenues	5,285	5,578
Net realized investment gains	26	1,766

Total revenues	186,177	118,280

Benefits and expenses:
Life and other policy benefits (Note 1)	32,688	26,201
Market risk benefits expense (Note 1)	(788)	(55,492)
Amortization of deferred transaction costs (Note 1)	22,000	22,500
Universal life and annuity contract interest (Note 1)	32,947	(26,198)
Other operating expenses	62,443	30,322

Total benefits and expenses	149,290	(2,667)

Earnings before Federal income taxes	36,887	120,947

Federal income taxes	7,253	24,420

Net earnings	$29,634	96,527

Basic earnings per share:
Class A (Note 4)	$8.38	27.30
Class B (Note 4)	$4.19	13.65

Diluted earnings per share:
Class A (Note 4)	$8.38	27.30
Class B (Note 4)	$4.19	13.65

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Six Months Ended June 30, 2023 and 2022
(Unaudited)
(In thousands, except per share amounts)

	2023	2022

Premiums and other revenues:
Universal life and annuity contract charges (Note 1)	$72,481	65,618
Traditional life and single premium immediate annuity with life contingency (SPIAWLC) premiums (Note 1)	42,804	48,782
Net investment income	212,423	125,198
Other revenues	10,990	11,375
Net realized investment gains	93	5,560

Total revenues	338,791	256,533

Benefits and expenses:
Life and other policy benefits (Note 1)	56,878	59,713
Market risk benefits expense (Note 1)	36,172	(116,498)
Amortization of deferred transaction costs (Note 1)	43,274	45,936
Universal life and annuity contract interest (Note 1)	63,159	(39,769)
Other operating expenses	87,126	62,903

Total benefits and expenses	286,609	12,285

Earnings before Federal income taxes	52,182	244,248

Federal income taxes	10,244	50,159

Net earnings	$41,938	194,089

Basic earnings per share:
Class A (Note 4)	$11.86	$54.89
Class B (Note 4)	$5.93	$27.44

Diluted earnings per share:
Class A (Note 4)	$11.86	$54.89
Class B (Note 4)	$5.93	$27.44

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended June 30, 2023 and 2022
(Unaudited)
(In thousands)

	2023	2022

Net earnings	$29,634	96,527

Other comprehensive income (loss), net of effects of taxes:
Unrealized gains (losses) on debt securities available-for-sale:
Net unrealized holding gains (losses) arising during period (Note 1)	(71,596)	(368,775)
Reclassification adjustment for net amounts included in net earnings	(36)	(1,395)

Net unrealized gains (losses) on securities	(71,632)	(370,170)

Effect of discount rate changes on liability for future policy benefits (Note 1)	14,344	76,256

Foreign currency translation adjustments (Note 1)	22	(20)

Benefit plans:
Amortization of net prior service cost and net gain (loss)	(399)	1,134

Other comprehensive income (loss)	(57,665)	(292,800)

Comprehensive income (loss)	$(28,031)	(196,273)

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Six Months Ended June 30, 2023 and 2022
(Unaudited)
(In thousands)

	2023	2022

Net earnings	$41,938	194,089

Other comprehensive income (loss), net of effects of taxes:
Unrealized gains (losses) on available-for-sale securities:
Net unrealized holding gains (losses) arising during period (Note 1)	53,605	(807,191)
Reclassification adjustment for net amounts included in net earnings	(89)	(4,127)

Net unrealized gains (losses) on securities	53,516	(811,318)

Effect of discount rate changes on liability for future policy benefits (Note 1)	(7,370)	156,288

Foreign currency translation adjustments (Note 1)	(8)	295

Benefit plans:
Amortization of net prior service cost and net gain (loss)	(798)	2,268

Other comprehensive income (loss)	45,340	(652,467)

Comprehensive income (loss)	$87,278	(458,378)

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended June 30, 2023 and 2022
(Unaudited)
(In thousands)

	2023	2022

Common stock:
Balance at beginning of period	$36	36

Balance at end of period	36	36

Additional paid-in capital:
Balance at beginning of period	41,716	41,716

Balance at end of period	41,716	41,716

Accumulated other comprehensive income (loss):
Unrealized gains (losses) on debt securities available-for-sale: (Note 1)
Balance at beginning of period	(528,283)	(74,039)
Change in unrealized gains (losses) during period, net of tax	(71,632)	(370,170)

Balance at end of period	(599,915)	(444,209)

Changes in the Liability for future policy benefits related to changing discount rates (Note 1)
Balance at beginning of period	148,987	19,911
Change in liability for future policy benefits during period, net of tax	14,344	76,256

Balance at end of period	163,331	96,167

	Continued on Next Page

NATIONAL WESTERN LIFE GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued) For the Three Months Ended June 30, 2023 and 2022 (Unaudited) (In thousands)

	2023	2022

Foreign currency translation adjustments: (Note 1)
Balance at beginning of period	6,420	6,343
Change in translation adjustments during period	22	(20)

Balance at end of period	6,442	6,323

Benefit plan liability adjustment:
Balance at beginning of period	(2,338)	(14,233)
Amortization of net prior service cost and net gain (loss), net of tax	(399)	1,134

Balance at end of period	(2,737)	(13,099)

Accumulated other comprehensive income (loss) at end of period	(432,879)	(354,818)

Retained earnings:
Balance at beginning of period (Note 1)	2,639,693	2,479,714
Net earnings (Note 1)	29,634	96,527

Balance at end of period	2,669,327	2,576,241

Total stockholders' equity	$2,278,200	2,263,175

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY For the Six Months Ended June 30, 2023 and 2022 (Unaudited) (In thousands)

	2023	2022

Common stock:
Balance at beginning of period	$36	36

Balance at end of period	36	36

Additional paid-in capital:
Balance at beginning of period	41,716	41,716

Balance at end of period	41,716	41,716

Accumulated other comprehensive income (loss):
Unrealized gains (losses) on debt securities available-for-sale: (Note 1)
Balance at beginning of period	(653,431)	367,109
Change in unrealized gains (losses) during period, net of tax	53,516	(811,318)

Balance at end of period	(599,915)	(444,209)

Changes in the Liability for future policy benefits related to changing discount rates (Note 1)
Balance at beginning of period	170,701	(60,121)
Change in liability for future policy benefits during period, net of tax	(7,370)	156,288

Balance at end of period	163,331	96,167

Foreign currency translation adjustments: (Note 1)
Balance at beginning of period	6,450	6,028
Change in translation adjustments during period	(8)	295

Balance at end of period	6,442	6,323

	Continued on Next Page

NATIONAL WESTERN LIFE GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued) For the Six Months Ended June 30, 2023 and 2022 (Unaudited) (In thousands)

	2023	2022

Benefit plan liability adjustment:
Balance at beginning of period	(1,939)	(15,367)
Amortization of net prior service cost and net gain (loss), net of tax	(798)	2,268

Balance at end of period	(2,737)	(13,099)

Accumulated other comprehensive income (loss) at end of period	(432,879)	(354,818)

Retained earnings:
Balance at beginning of period (Note 1)	2,627,389	2,382,152
Net earnings (Note 1)	41,938	194,089

Balance at end of period	2,669,327	2,576,241

Total stockholders' equity	$2,278,200	2,263,175

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2023 and 2022
(Unaudited)
(In thousands)

	2023	2022

Cash flows from operating activities:
Net earnings	$41,938	194,089
Adjustments to reconcile net earnings to net cash from operating activities:
Universal life and annuity contract interest (Note 1)	63,159	(39,769)
Surrender charges and other policy revenues	(12,506)	(9,761)
Realized (gains) losses on investments	(93)	(5,560)
Accretion/amortization of discounts and premiums, investments	(1,756)	(1,734)
Depreciation and amortization	5,107	6,896
Increase (decrease) in estimated credit losses on investments	161	(413)
(Increase) decrease in value of debt securities trading	(18,236)	156,791
(Increase) decrease in value of equity securities	(2,357)	4,600
(Increase) decrease in value of derivative options	(23,854)	76,624
(Increase) decrease in deferred policy acquisition and sales inducement costs, and value of business acquired (Note 1)	30,441	11,852
(Increase) decrease in accrued investment income	1,643	(526)
(Increase) decrease in reinsurance recoverable (Note 1)	77,645	131,373
(Increase) decrease in cost of reinsurance	6,052	5,511
(Increase) decrease in other assets (Note 1)	(14,493)	443
Increase (decrease) in liabilities for future policy benefits (Note 1)	21,730	(15,654)
Increase (decrease) in market risk benefits liability (Note 1)	41,785	(123,075)
Increase (decrease) in other policyholder liabilities	(26,966)	7,843
Increase (decrease) in Federal income tax liability	1,019	(19,186)
Increase (decrease) in deferred Federal income tax (Note 1)	(16,844)	47,245
Increase (decrease) in funds withheld liability	(89,722)	(277,048)
Increase (decrease) in other liabilities (Note 1)	34,486	(12,478)

Net cash provided by operating activities	118,339	138,063

Cash flows from investing activities:
Proceeds from sales of:
Debt securities available-for-sale	22,307	39,254
Debt securities trading	38,725	17,183
Other investments	1,287	2,804
Proceeds from maturities, redemptions, and prepayments of:
Debt securities available-for-sale	437,489	565,415
Debt securities trading	33,996	69,983
Other investments	15,264	16,138
Derivatives, index options	270	46,412
Purchases of:
Debt securities available-for-sale	(104,253)	(690,390)

	Continued on Next Page

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) For the Six Months Ended June 30, 2023 and 2022 (Unaudited) (In thousands)

	2023	2022

Debt securities trading	(63,624)	(75,581)
Equity securities	(12)	(890)
Derivatives, index options	(25,925)	(26,377)
Other investments	(41,016)	(33,704)
Property, equipment, and other productive assets	(1,593)	(764)
Net change in short-term investments	(3,884)	—
Principal payments on mortgage loans	12,141	18,872
Cost of mortgage loans acquired	(1,800)	(44,139)
Decrease (increase) in policy loans	1,004	(157)
Other (increases) decreases to funds withheld	5,247	(424)

Net cash provided by (used in) investing activities	325,623	(96,365)

Cash flows from financing activities:
Deposits to account balances for universal life and annuity contracts (Note 1)	52,142	205,775
Return of account balances on universal life and annuity contracts (Note 1)	(499,374)	(431,743)
Principal payments under finance lease obligation	(170)	(169)

Net cash provided by (used in) financing activities	(447,402)	(226,137)

Effect of foreign exchange (Note 1)	(10)	374

Net increase (decrease) in cash, cash equivalents, and restricted cash	(3,450)	(184,065)
Cash, cash equivalents, and restricted cash at beginning of period	295,270	714,624

Cash, cash equivalents and restricted cash at end of period	$291,820	530,559

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$38	37
Income taxes	26,052	22,138

Noncash operating activities:
Net deferral and amortization of sales inducements (Note 1)	$(7,094)	(523)

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. Except for the retroactive adoption of a required change in accounting standard as discussed below and as further described in Note (2) New Accounting Pronouncements, in the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position and results of operations of National Western Life Group, Inc. ("NWLGI") and its wholly owned subsidiaries (collectively, the “Company”), on a basis consistent with the prior audited consolidated financial statements, as of June 30, 2023, and for the three and six months ended June 30, 2023 and June 30, 2022. Certain reclasses of prior year balances have been made for comparison. The results of operations for the six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year. It is recommended that these Condensed Consolidated Financial Statements, excluding balances affected by the adoption of Accounting Standards Update (ASU) 2018-12 noted below, be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 which is accessible free of charge through the Company's internet site at www.nwlgi.com or the Securities and Exchange Commission internet site at www.sec.gov. Except for balances affected by the adoption of ASU 2018-12 noted below, the Condensed Consolidated Balance Sheet at December 31, 2022 has been derived from the audited consolidated financial statements as of that date.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
On July 27, 2022, National Western entered into a Funds Withheld Coinsurance Agreement with Aspida Life Re Ltd. (“Aspida"), a reinsurer organized under the Laws of Bermuda. Pursuant to this agreement, the Company agreed to cede, on a coinsurance with funds withheld basis, a specified quota share of certain liabilities pertaining to an in-force block of annuity contracts issued by the Company before July 1, 2022. The initial amount of statutory reserve liabilities ceded by the Company to Aspida under the agreement approximated $250.0 million. In addition, pursuant to the agreement, the Company agreed to cede, on a coinsurance with funds withheld basis, a specified quota share of certain annuity contracts issued or to be issued by the Company on or after July 1, 2022.

As consideration for Aspida’s agreement to provide reinsurance pursuant to the agreement, the Company transferred into a funds withheld account permitted assets approximating the initial statutory reserve liabilities ceded to Aspida. In accordance with the agreement and in order to provide additional security for Aspida’s obligations under the agreement, the parties established a trust account for the benefit of the Company in which Aspida maintains certain assets and grants the Company a first priority security interest in such assets.

The table below shows the net unrealized gains and losses on available-for-sale securities that were reclassified out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2023 and June 30, 2022.

Affected Line Item in the Condensed Consolidated Statements of Earnings	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)

Other net investment gains	$46	1,766	113	5,224
Earnings before Federal income taxes	46	1,766	113	5,224
Federal income taxes	10	371	24	1,097

Net earnings	$36	1,395	89	4,127

Restatement of prior period consolidated financial statements as a result of adopting ASU 2018-12

As a result of the adoption of Accounting Standards Update 2018-12 Financial Services - Insurance (Topic 944) - Targeted Improvements to the Accounting for Long-Duration Contracts ("LDTI" or "ASU 2018-12), the results and related disclosures for the comparative 2022 periods presented in this Form 10-Q were recast to be presented as if the requirements of LDTI had been in effect during those periods. Implementation of LDTI affected various line items in each condensed consolidated financial statement. Refer to Note (2) New Accounting Policies for more details about the new guidance and a summary of the restated balances.

The Company adopted ASU 2018-12 guidance effective January 1, 2023 using the modified retrospective transaction method, where permitted, for changes in the liability for future policy benefits and deferred policy acquisition costs and related balances, and the retrospective transition method for market risk benefits. The transition date for restatement was January 1, 2021 and amounts previously reported were retroactively restated, including those amounts shown for the three and six months ended June 30, 2022, and as of December 31, 2022.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Interim Condensed Consolidated Statements of Earnings:

	Three Months Ended June 30, 2022
	As previously Reported	Effect of Change	As Currently Reported

	(In thousands, except per share amounts)

Premiums and other revenues:
Universal life and annuity contract charges	$32,692	129	32,821
Traditional life and SPIAWLC premiums	21,647	994	22,641
Total Revenues	117,157	1,123	118,280

Benefits and Expenses:
Life and other policy benefits	35,177	(8,976)	26,201
Market risk benefits expense	—	(55,492)	(55,492)
Amortization of deferred transaction costs	27,756	(5,256)	22,500
Universal life and annuity contract interest	(13,801)	(12,397)	(26,198)
Total benefit and expenses	79,453	(82,120)	(2,667)

Federal income taxes	6,939	17,481	24,420

Net earnings	30,765	65,762	96,527

Basic earnings per share:
Class A (Note 4)	8.70	18.60	27.30
Class B (Note 4)	4.35	9.30	13.65

Diluted earnings per share:
Class A (Note 4)	8.70	18.60	27.30
Class B (Note 4)	4.35	9.30	13.65

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30, 2022
	As previously Reported	Effect of Change	As Currently Reported

	(In thousands, except per share amounts)

Premiums and other revenues:
Universal life and annuity contract charges	$65,343	275	65,618
Traditional life and SPIAWLC premiums	43,980	4,802	48,782
Total Revenues	251,456	5,077	256,533

Benefits and Expenses:
Life and other policy benefits	77,076	(17,363)	59,713
Market risk benefits expense	—	(116,498)	(116,498)
Amortization of deferred transaction costs	56,772	(10,836)	45,936
Universal life and annuity contract interest	(28,606)	(11,163)	(39,769)
Total benefit and expenses	168,145	(155,860)	12,285

Federal income taxes	16,362	33,797	50,159

Net earnings	66,949	127,140	194,089

Basic earnings per share:
Class A (Note 4)	18.93	35.96	54.89
Class B (Note 4)	9.47	17.97	27.44

Diluted earnings per share:
Class A (Note 4)	18.93	35.96	54.89
Class B (Note 4)	9.47	17.97	27.44

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Interim Condensed Consolidated Statement of Changes in Stockholders' Equity:

	Three Months Ended June 30, 2022
	As previously Reported	Effect of Change	As Currently Reported

	(In thousands)

Retained Earnings:
Balance at March 31, 2022	$2,318,170	161,544	2,479,714
Net earnings (loss)	30,765	65,762	96,527
Balance at June 30, 2022	2,348,935	227,306	2,576,241
Balance at December 31, 2022	2,381,856	245,533	2,627,389

Accumulated Other Comprehensive Income (Loss):
Unrealized gains (losses) on non-impaired securities:
Balance at March 31, 2022	(53,121)	(20,918)	(74,039)
Other comprehensive income (loss), net of income tax	(234,309)	(135,861)	(370,170)
Balance at June 30, 2022	(287,430)	(156,779)	(444,209)
Balance at December 31, 2022	(419,965)	(233,466)	(653,431)

Change in LFPB due to discount rate changes:
Balance at March 31, 2022	—	19,911	19,911
Impact of discount rate changes during the period	—	76,256	76,256
Balance at June 30, 2022	—	96,167	96,167
Balance at December 31, 2022	—	170,701	170,701

Foreign currency translation adjustments:
Balance at March 31, 2022	5,413	930	6,343
Change in translation adjustments during period	(22)	2	(20)
Balance at June 30, 2022	5,391	932	6,323
Balance at December 31, 2022	5,507	943	6,450

Total Accumulated Other Comprehensive Income (Loss):
Balance at March 31, 2022	(61,941)	(77)	(62,018)
Change during period	(233,197)	(59,603)	(292,800)
Balance at June 30, 2022	(295,138)	(59,680)	(354,818)
Balance at December 31, 2022	(416,397)	(61,822)	(478,219)

Total stockholders' equity:
Balance at March 31, 2022	2,297,981	161,467	2,459,448
Balance at June 30, 2022	2,095,549	167,626	2,263,175
Balance at December 31, 2022	2,007,211	183,711	2,190,922

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30, 2022
	As previously Reported	Effect of Change	As Currently Reported

	(In thousands)

Retained Earnings:
Balance at December 31, 2021	$2,281,986	100,166	2,382,152
Net earnings	66,949	127,140	194,089
Balance at June 30, 2022	2,348,935	227,306	2,576,241
Balance at December 31, 2022	2,381,856	245,533	2,627,389

Accumulated Other Comprehensive Income (Loss):
Unrealized gains (losses) on non-impaired securities:
Balance at December 31, 2021	226,220	140,889	367,109
Other comprehensive income (loss), net of income tax	(513,650)	(297,668)	(811,318)
Balance at June 30, 2022	(287,430)	(156,779)	(444,209)
Balance at December 31, 2022	(419,965)	(233,466)	(653,431)

Change in LFPB due to discount rate changes:
Balance at December 31, 2021	—	(60,121)	(60,121)
Impact of discount rate changes during the period	—	156,288	156,288
Balance at June 30, 2022	—	96,167	96,167
Balance at December 31, 2022	—	170,701	170,701

Foreign currency translation adjustments:
Balance at December 31, 2021	5,100	928	6,028
Change in translation adjustments during period	291	4	295
Balance at June 30, 2022	5,391	932	6,323
Balance at December 31, 2022	5,507	943	6,450

Total Accumulated Other Comprehensive Income (Loss):
Balance at December 31, 2021	215,953	81,696	297,649
Change during period	(511,091)	(141,376)	(652,467)
Balance at June 30, 2022	(295,138)	(59,680)	(354,818)
Balance at December 31, 2022	(416,397)	(61,822)	(478,219)

Total stockholders' equity:
Balance at December 31, 2021	2,539,691	181,862	2,721,553
Balance at June 30, 2022	2,095,549	167,626	2,263,175
Balance at December 31, 2022	2,007,211	183,711	2,190,922

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Interim Condensed Consolidated Statement of Cash Flows:

	Six Months Ended June 30, 2022
	As previously Reported	Effect of Change	As Currently Reported

	(In thousands)

Cash flows from operating activities:
Net earnings	$66,949	127,140	194,089
Adjustments to reconcile net earnings to net cash from operating activities:
Universal life and annuity contract interest	(28,606)	(11,163)	(39,769)
(Increase) decrease in deferred policy acquisition and sales inducement costs, and value of business acquired	24,380	(12,528)	11,852
(Increase) decrease in reinsurance recoverable	87,357	44,016	131,373
(Increase) decrease in other assets	434	9	443
Increase (decrease) in liabilities for future policy benefits	43,768	(59,422)	(15,654)
Increase (decrease) in market risk benefits liability	—	(123,075)	(123,075)
Increase (decrease) in deferred Federal income tax	13,449	33,796	47,245
Increase (decrease) in other liabilities	(12,479)	1	(12,478)
Net cash provided by (used in) operating activities	139,289	(1,226)	138,063
Cash flows from financing activities:
Deposits to account balances for universal life and annuity contracts	210,438	(4,663)	205,775
Return of account balances on universal life and annuity contracts	(437,626)	5,883	(431,743)
Net cash provided by (used in) financing activities	(227,357)	1,220	(226,137)
Effect of foreign exchange	368	6	374

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

The following tables summarize restated DPAC, DSI, and VOBA balances as of December 31, 2021 and the changes in these balances subsequent to the January 1, 2021 transition date. The balances as of December 31, 2021 establish the beginning balances for reporting the results for the six months ended June 30, 2022.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes the restated Liability for policyholder account balances as of December 31, 2021 and the changes in this balance subsequent to the January 1, 2021 transition date. The balance as of December 31, 2021 establishes the beginning balance for reporting the results for the six months ended June 30, 2022.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes the restated Additional liability in excess of account balances as of December 31, 2021 and the changes in this balance subsequent to the January 1, 2021 transition date. The balance as of December 31, 2021 establishes the beginning balance for reporting the results for the six months ended June 30, 2022.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes the restated Liability for future policy benefits balance as of December 31, 2021 and the changes in this balance subsequent to the January 1, 2021 transition date. The balance as of December 31, 2021 establishes the beginning balance for reporting the results for the six months ended June 30, 2022.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes the net Market risk benefit liability balance as of December 31, 2021 and the changes in this net balance subsequent to the January 1, 2021 transition date. The net balance as of December 31, 2021 establishes the beginning net balance for reporting the results for the six months ended June 30, 2022.

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

(3) STOCKHOLDERS' EQUITY

Robert L. Moody, Sr., through the Robert L. Moody Revocable Trust, controls 99.0% of the total outstanding shares of the Company's Class B Common Stock as of June 30, 2023. Holders of the Company's Class A Common Stock elect one-third of the Board of Directors of the Company, and holders of the Class B Common Stock elect the remainder. Any cash or in-kind dividends paid on each share of Class B Common Stock are limited to one-half of the cash or in-kind dividends paid on each share of Class A Common Stock. In the event of liquidation of the Company by dissolution, the holders of Class A Common Stock will receive the par value of their shares; then the holders of Class B Common Stock will receive the par value of their shares; and the remaining net assets of the Company shall be divided between the stockholders of both Class A Common Stock and Class B Common Stock based upon the number of shares held.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
As the sole owner of National Western, all dividends declared by National Western are payable entirely to NWLGI and are eliminated in consolidation. National Western is restricted by state insurance laws as to dividend amounts which may be paid to stockholders without prior approval from the Colorado Division of Insurance. The restrictions are based on the lesser of statutory earnings from operations, excluding capital gains, or 10% of statutory surplus of National Western as of the previous year-end. Under these guidelines, the maximum dividend payment which may be made without prior approval in 2023 is $66.5 million. National Western did not declare or pay cash dividends to NWLGI during the six months ended June 30, 2023. Dividends in the amount of $2.0 million were paid to NWLGI in the six months ended June 30, 2022.

Ozark National is similarly restricted under the state insurance laws of Missouri as to dividend amounts which may be paid to stockholders without prior approval to the greater of 10.0% of the statutory surplus of the company from the preceding year-end or the company's net gain from operations, excluding capital gains, from the prior calendar year. Based upon this restriction, the maximum dividend payment which may be made in 2023 without prior approval is $21.6 million. All dividends declared by Ozark National are payable entirely to NWLIC as the sole owner and are eliminated in consolidation. Ozark National did not declare or pay cash dividends to NWLIC during the six months ended June 30, 2023 and 2022.

NIS is restricted under FINRA rules as to the maximum dividend amounts that can be paid out to stockholders. Maximum allowable dividend amounts are determined based on calculations which require that certain net capital thresholds be maintained after dividends are paid out. Under these guidelines, the maximum dividend payment amount at December 31, 2022 was $13.6 million. During the six months ended June 30, 2023, NIS declared and paid a $12.0 million dividend to NWLGI as its sole stock owner. No dividends were declared or paid in the six months ended June 30, 2022. All dividends declared and paid by NIS are eliminated in consolidation.

NWLGI did not declare or pay cash dividends on its common shares during the six months ended June 30, 2023 and 2022.

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

As previously described in Note (1) Consolidation and Basis of Presentation and Note (2) New Accounting Pronouncements, the results for the three and six months ended June 30, 2022 have been restated for the adoption of Accounting Standards Update 2018-12 Financial Services-Insurance (Topic 944) - Targeted Improvements to the Accounting for Long-Duration Contracts. Accordingly, the earnings per share information presented in the following table for the three and six months ended June 30, 2022 has been updated and differs from that previously reported.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended June 30,
	2023		2022
	Class A	Class B	Class A	Class B

	(In thousands except per share amounts)

Numerator for Basic and Diluted Earnings Per Share:
Net earnings	$29,634		96,527
Dividends - Class A shares	—		—
Dividends - Class B shares	—		—

Undistributed earnings	$29,634		96,527

Allocation of net earnings:
Dividends	$—	—	—	—
Allocation of undistributed earnings	28,796	838	93,797	2,730

Net earnings	$28,796	838	93,797	2,730

Denominator:
Basic earnings per share - weighted-average shares	3,436	200	3,436	200
Effect of dilutive stock options	—	—	—	—

Diluted earnings per share - adjusted weighted-average shares for assumed conversions	3,436	200	3,436	200

Basic earnings per share	$8.38	4.19	27.30	13.65

Diluted earnings per share	$8.38	4.19	27.30	13.65

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30,
	2023		2022
	Class A	Class B	Class A	Class B

	(In thousands except per share amounts)

Numerator for Basic and Diluted Earnings Per Share:
Net earnings	$41,938		194,089
Dividends - Class A shares	—		—
Dividends - Class B shares	—		—

Undistributed earnings	$41,938		194,089

Allocation of net earnings:
Dividends	$—	—	—	—
Allocation of undistributed earnings	40,752	1,186	188,600	5,489

Net earnings	$40,752	1,186	188,600	5,489

Denominator:
Basic earnings per share - weighted-average shares	3,436	200	3,436	200
Effect of dilutive stock options	—	—	—	—

Diluted earnings per share - adjusted weighted-average shares for assumed conversions	3,436	200	3,436	200

Basic earnings per share	$11.86	5.93	54.89	27.44

Diluted earnings per share	$11.86	5.93	54.89	27.44

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Deferred Policy Acquisition Costs - A summary of information related to DPAC is provided in the following table.

	Six Months Ended June 30, 2023
	Domestic Traditional Life	Domestic Universal Life	International Traditional Life	International Universal Life	Annuities excl. SPIAs WLC	ONL & Affiliates

	(In thousands)

Balance, beginning of period	$3,159	176,034	11,151	152,287	306,489	14,762
Capitalization additions	7	7,224	—	305	4,186	2,153
Amortization	(143)	(6,232)	(558)	(7,519)	(17,954)	(418)
Experience adjustment	—	—	—	—	—	—

Balance, end of period	$3,023	177,026	10,593	145,073	292,721	16,497

	Six Months Ended June 30, 2022
	Domestic Traditional Life	Domestic Universal Life	International Traditional Life	International Universal Life	Annuities excl. SPIAs WLC	ONL & Affiliates

	(In thousands)

Balance, beginning of period	$3,448	167,748	12,415	167,556	341,897	11,289
Capitalization additions	9	12,684	—	427	13,762	2,214
Amortization	(157)	(6,384)	(666)	(8,173)	(18,208)	(429)
Experience adjustment	—	—	—	—	—	—

Balance, end of period	$3,300	174,048	11,749	159,810	337,451	13,074

The following table summarizes DPAC balances by product line as of the end of the following periods.

	June 30,
	2023	2022

	(In thousands)

Domestic traditional life	$3,023	3,300
Domestic universal life	177,026	174,048
International traditional life	10,593	11,749
International universal life	145,073	159,810
SPIAs with life contingencies	—	—
Annuities, excl. SPIAs with life contingencies	292,721	337,451
ONL & Affiliates	16,497	13,074

Total	$644,933	699,432

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Deferred Sales Inducements - A summary of information related to DSI is provided in the following tables.

	Six Months Ended June 30, 2023
	Domestic Traditional Life	Domestic Universal Life	International Traditional Life	International Universal Life	Annuities excl. SPIAs WLC	ONL & Affiliates

	(In thousands)

Balance, beginning of period	$—	—	—	—	85,303	—
Capitalization additions	—	—	—	—	(2,829)	—
Amortization	—	—	—	—	(4,265)	—
Experience adjustment	—	—	—	—	—	—

Balance, end of period	$—	—	—	—	78,209	—

	Six Months Ended June 30, 2022
	Domestic Traditional Life	Domestic Universal Life	International Traditional Life	International Universal Life	Annuities excl. SPIAs WLC	ONL & Affiliates

	(In thousands)

Balance, beginning of period	$—	—	—	—	102,976	—
Capitalization additions	—	—	—	—	5,040	—
Amortization	—	—	—	—	(5,563)	—
Experience adjustment	—	—	—	—	—	—

Balance, end of period	$—	—	—	—	102,453	—

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes DSI balances by product line as of the end of the following periods.

	June 30,
	2023	2022

	(In thousands)

Domestic traditional life	$—	—
Domestic universal life	—	—
International traditional life	—	—
International universal life	—	—
SPIAs with life contingencies	—	—
Annuities, excluding SPIAs with life contingencies	78,209	102,453
ONL & Affiliates	—	—

Total	$78,209	102,453

Value of Business Acquired - A summary of information related to VOBA is provided in the following table.

	Six Months Ended June 30,
	2023	2022

	(In thousands)

Balance, beginning of period	$138,495	149,408
Amortization	(4,398)	(6,408)
Experience adjustment	—	—

Balance as of end of period	$134,097	143,000

Estimated future amortization of VOBA, net of interest, is as follows as of June 30, 2023:

(In thousands)

Remainder of 2023	$4,284
2024	8,230
2025	7,792
2026	7,352
2027	6,937

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Cost of Reinsurance - A summary of information related to COR is provided in the following table.

	Six Months Ended June 30,
	2023		2022

	SPIAs WLC	Annuities excl. SPIAs WLC	SPIAs WLC	Annuities excl. SPIAs WLC
	(In thousands)

Balance, beginning of period	$11,897	66,431	12,591	77,095
Additions	—	—	—	—
Amortization	(522)	(5,530)	(284)	(5,227)
Experience Adjustment	—	—	—	—

Balance as of end of period	$11,375	60,901	12,307	71,868

The following table summarizes the COR balance by product line as of the end of the following periods.

	June 30,
	2023	2022

	(In thousands)

SPIAs with life contingencies	$11,375	12,307
Annuities, excl. SPIAs with life contingencies	60,901	71,868

Total	$72,276	84,175

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

	Six Months Ended June 30, 2023
	Domestic Universal Life	International Universal Life	Annuities excl. SPIAs WLC

	(In thousands)

Balance, beginning of period	$1,409,471	575,096	5,677,218
Issuances	—	—	—
Premiums received	55,055	18,980	59,452
Policy charges	(32,866)	(38,394)	(15,217)
Surrenders and withdrawals	(33,563)	(23,348)	(312,852)
Benefit payments	(15,861)	(1,260)	(97,989)
Interest credited	6,628	4,517	27,409
Other	39,526	5,755	(22,628)

Balance, end of period	1,428,390	541,346	5,315,393
Less reinsurance recoverable	—	—	(1,166,059)

Ending balance, net of reinsurance	$1,428,390	541,346	4,149,334

Weighted-average crediting rate	1.02%	1.59%	0.96%
Net amount at risk	$1,617	6,680	1,182,728
Cash surrender value	$1,202,093	504,514	5,013,919

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30, 2022
	Domestic Universal Life	International Universal Life	Annuities excl. SPIAs WLC

	(In thousands)

Balance, beginning of period	$1,412,058	647,586	6,161,300
Issuances	—	—	—
Premiums received	86,575	21,676	159,345
Policy charges	(36,088)	(34,508)	(14,960)
Surrenders and withdrawals	(27,144)	(21,929)	(252,724)
Benefit payments	(10,188)	(1,208)	(106,952)
Interest credited	34,698	11,472	43,263
Other	(51,847)	(14,050)	(41,766)

Balance, end of period	1,408,064	609,039	5,947,506
Less reinsurance recoverable	—	—	(1,088,633)

Ending balance, net of reinsurance	$1,408,064	609,039	4,858,873

Weighted-average crediting rate	4.45%	2.18%	1.24%
Net amount at risk	$1,645	7,492	1,079,378
Cash surrender value	$1,225,897	570,260	5,571,711

The following table summarizes the Liability for policyholder account balances by line of business as of the end of the following periods.

	June 30,
	2023	2022

	(In thousands)

Domestic universal life	$1,428,390	1,408,064
International universal life	541,346	609,039
Annuities excl. SPIAs with life contingencies	5,315,393	5,947,506

Total	$7,285,129	7,964,609

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums.

	June 30, 2023
	At Guaranteed Minimum	1-50 Basis Points Above	51-150 Basis Points Above	Greater Than 150 Basis Points Above	Total

	(In thousands)

Range of guaranteed minimum crediting rate:
Less than 2.00%	$1,888,289	2,188	18,015	133,448	2,041,940
2.00% - 2.99%	497,623	7,832	87,993	35,364	628,812
3.00% - 3.99%	437,887	38,944	2,680	27	479,538
4.00% and greater	392,336	—	—	37	392,373

Total	$3,216,135	48,964	108,688	168,876	3,542,663

	June 30, 2022
	At Guaranteed Minimum	1-50 Basis Points Above	51-150 Basis Points Above	Greater Than 150 Basis Points Above	Total

	(In thousands)

Range of guaranteed minimum crediting rate:
Less than 2.00%	$2,035,514	2,369	113,538	109,546	2,260,967
2.00% - 2.99%	536,308	8,109	109,825	—	654,242
3.00% - 3.99%	530,052	45,966	2,848	26	578,892
4.00% and greater	414,481	1	—	34	414,516

Total	$3,516,355	56,445	226,211	109,606	3,908,617

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

	Six Months Ended June 30, 2023
	Domestic Universal Life	International Universal Life	Annuities

	(In thousands)

Balance, beginning of period	$63,804	46,402	38,502
Beginning balance before shadow reserve adjustments	63,804	46,402	38,502
Effect of changes in cash flow assumptions	—	—	—
Effect of actual variances from expected experience	5,695	(1,283)	652

Adjusted beginning of period balance	69,499	45,119	39,154
Issuances	—	—	—
Interest accrual	362	193	742
Assessments collected	10,713	4,996	(30)
Benefit payments	(13,595)	(3,351)	(1,056)
Derecognition (lapses and withdrawals)	(3)	(937)	(19)

Ending balance before shadow reserve adjustments	66,976	46,020	38,791
Effect of shadow reserve adjustments	—	—	—

Balance, end of period	66,976	46,020	38,791
Less reinsurance recoverable, end of period	—	—	(38,791)

Net additional liability, after reinsurance recoverable	$66,976	46,020	—

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30, 2022
	Domestic Universal Life	International Universal Life	Annuities

	(In thousands)

Balance, beginning of period	$54,097	48,336	12,718
Beginning balance before shadow reserve adjustments	54,097	48,336	12,718
Effect of changes in cash flow assumptions	—	—	—
Effect of actual variances from expected experience	2,328	3,479	1,202

Adjusted beginning of period balance	56,425	51,815	13,920
Issuances	—	—	—
Interest accrual	1,833	1,048	396
Assessments collected	7,909	3,769	(53)
Benefit payments	(8,806)	(8,643)	(758)
Derecognition (lapses and withdrawals)	(17)	(184)	(9)

Ending balance before shadow reserve adjustments	57,344	47,805	13,496
Effect of shadow reserve adjustments	—	—	—

Balance, end of period	57,344	47,805	13,496
Less reinsurance recoverable, end of period	—	—	(13,496)

Net additional liability, after reinsurance recoverable	$57,344	47,805	—

The following table summarizes the Additional liability for benefits in excess of account balance by line of business as of the end of the following periods.

	June 30,
	2023	2022

	(In thousands)

Domestic universal life	$66,976	57,344
International universal life	46,020	47,805
Annuities	38,791	13,496

Total	$151,787	118,645

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table provides the amount of gross assessments and interest expense related to annuitization and death or other insurance benefits recognized in the Condensed Consolidated Statements of Earnings related to additional insurance liabilities.

	Gross Assessments		Interest Expenses
	Six Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)

Domestic universal life	$10,713	7,909	362	1,833
International universal life	4,996	3,769	193	1,048
Annuities	(30)	(53)	742	396

Total	$15,679	11,625	1,297	3,277

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables summarize balances and changes in the Liability for future policy benefits balance for traditional life contracts and single premium immediate annuities with life contingencies.

		Six Months Ended June 30, 2023
		Domestic Traditional Life	International Traditional Life	SPIAs With Life Contingency	ONL & Affiliates

		(In thousands)

Present value of expected net premiums	Balance, beginning of period	$260	33,998	—	402,744
	Beginning balance at original discount rate	660	35,906	—	494,961
	Effect of actual variances from expected experience	(122)	(821)	—	(1,736)

	Adjusted beginning of period balance	538	35,085	—	493,225
	Issuances	—	—	—	5,468
	Interest accrual	(9)	728	—	7,973
	Net premium collected	(116)	(2,385)	—	(19,404)

	Ending balance at original discount rate	413	33,428	—	487,262
	Effect of changes in discount rate assumptions	(419)	(1,694)	—	(85,891)

	Balance, end of period	(6)	31,734	—	401,371

Present value of expected future policy benefits	Balance, beginning of period	70,165	99,167	191,817	975,999
	Beginning balance at original discount rate	62,839	100,976	215,637	1,293,523
	Effect of actual variances from expected experience	(250)	(3,296)	2,045	(1,247)

	Adjusted beginning of period balance	62,589	97,680	217,682	1,292,276
	Issuances	—	—	5,181	5,342
	Interest accrual	1,917	2,721	3,503	20,177
	Benefit payments	(2,463)	(2,644)	(11,310)	(30,178)
	Derecognition (lapses and withdrawals)	—	—	(3,452)	—
	Other	63	572	(135)	(1,694)

	Ending balance at original discount rate	62,106	98,329	211,469	1,285,923
	Effect of changes in discount rate assumptions	7,276	(1,442)	(22,039)	(300,311)

	Balance, end of period	69,382	96,887	189,430	985,612

	Net liability for future policy benefits	69,388	65,153	189,430	584,241
	Less reinsurance recoverable	(13,168)	(532)	(159,656)	(25,937)

	Net liability for future policy benefits, after reinsurance	$56,220	64,621	29,774	558,304

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		Six Months Ended June 30, 2022
		Domestic Traditional Life	International Traditional Life	SPIAs With Life Contingencies	ONL & Affiliates

		(In thousands)

Present value of expected net premiums	Balance, beginning of period	$395	50,123	—	340,287
	Beginning balance at original discount rate	706	40,670	—	330,854
	Effect of actual variances from expected experience	167	372	—	7,946

	Adjusted beginning of period	873	41,042	—	338,800
	Issuances	—	—	—	4,684
	Interest accrual	2	858	—	5,340
	Net premium collected	(52)	(2,673)	—	(18,242)

	Ending balance at original discount rate	823	39,227	—	330,582
	Effect of changes in discount rate assumptions	(352)	510	—	(40,539)

	Balance, end of period	471	39,737	—	290,043

Present value of expected future policy benefits	Balance, beginning of period	90,864	131,707	244,551	1,158,431
	Beginning balance at original discount rate	64,242	105,103	223,904	1,114,085
	Effect of actual variances from expected experience	4	(970)	1,991	8,718

	Adjusted beginning of year balance	64,246	104,133	225,895	1,122,803
	Issuances	—	—	7,639	4,471
	Interest accrual	1,970	2,893	3,612	17,310
	Benefit payments	(2,626)	(3,207)	(11,855)	(29,815)
	Derecognition (lapses and withdrawals)	—	—	(3,766)	—
	Other	109	(346)	—	(51)

	Ending balance at original discount rate	63,699	103,473	221,525	1,114,718
	Effect of changes in discount rate assumptions	11,708	4,657	(13,866)	(177,060)

	Balance, end of period	75,407	108,130	207,659	937,658

	Net liability for future policy benefits	74,936	68,393	207,659	647,615
	Less reinsurance recoverable	(12,859)	(553)	(176,231)	(27,911)

	Net liability for future policy benefits, after reinsurance	$62,077	67,840	31,428	619,704

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes the net Liability for future policy benefits by product line as of the end of the following periods.

	June 30,
	2023	2022

	(In thousands)

Domestic traditional life	$69,388	74,936
International traditional life	65,153	68,393
SPIAs with life contingencies	189,430	207,659
ONL & Affiliates	584,241	647,615

Total	$908,212	998,603

The following tables summarize the amount of revenue and interest related to traditional life contracts and single premium immediate annuities with life contingencies recognized in the Condensed Consolidated Statements of Earnings.

	Gross Premiums or Assessments		Interest Expense
	Six Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)

Domestic traditional life	$1,535	1,673	1,926	1,968
International traditional life	6,288	6,774	1,993	2,035
SPIAs with life contingencies	411	4,650	3,503	3,612
ONL & Affiliates	38,146	38,746	12,204	11,970

Total	$46,380	51,843	19,626	19,585

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table provides the amount of undiscounted expected gross premiums and expected future benefits and expenses for traditional life contracts and single premium immediate annuities with life contingencies.

	June 30,
	2023		2022
	Expected Future Gross Premiums	Expected Future Benefit Payments	Expected Future Gross Premiums	Expected Future Benefit Payments

	(In thousands)

Domestic traditional life	$31,238	103,905	34,104	108,933
International traditional life	155,925	214,147	165,694	226,901
SPIAs with life contingencies	—	281,717	—	294,358
ONL & Affiliates	1,408,619	2,259,107	959,373	1,701,586

Total	$1,595,782	2,858,876	1,159,171	2,331,778

The following tables summarize the annualized actual experience and expected experience for mortality and lapses of the Liability for future policy benefits and the Additional liability for benefits in excess of account balance.

	2023		2022
	Actual Experience	Expected Experience	Actual Experience	Expected Experience

Mortality:
Domestic traditional life	1.90%	2.07%	1.39%	1.84%
International traditional life	0.15%	0.39%	0.33%	0.36%
Domestic universal life	1.89%	1.91%	1.01%	1.69%
International universal life	0.21%	0.26%	0.21%	0.24%
SPIAs with life contingencies	3.29%	3.10%	3.40%	3.26%
Annuities excl. SPIAs with life contingencies	3.12%	2.64%	2.99%	2.71%
ONL & Affiliates	0.75%	0.74%	0.74%	0.70%

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	2023		2022
	Actual Experience	Expected Experience	Actual Experience	Expected Experience

Lapses:
Domestic traditional life	4.32%	6.11%	7.03%	6.38%
International traditional life	8.23%	7.72%	8.74%	8.06%
Domestic universal life	5.43%	3.38%	4.45%	4.67%
International universal life	11.77%	6.98%	8.27%	7.21%
SPIAs with life contingencies	N/A	N/A	N/A	N/A
Annuities excl. SPIAs with life contingencies	6.61%	4.21%	4.10%	4.22%
ONL & Affiliates	4.18%	4.72%	3.90%	7.95%

The following table provides the weighted-average durations in years of the Liability for future policy benefits and the Additional liability for benefits in excess of account balance.

	June 30,
	2023	2022

Domestic traditional life	8.00	8.00
Domestic universal life	8.10	8.10
International traditional life	8.00	8.00
International universal life	8.10	8.10
SPIAs with life contingencies	8.00	8.00
Annuities excl. SPIAs with life contingencies	6.60	6.60
ONL & Affiliates	22.00	22.00

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table provides the weighted-average interest rates for the Liability for future policy benefits and the Additional liability for benefits in excess of account balance.

	Interest Accretion Rate		Current Discount Rate
	June 30,		June 30,

	2023	2022	2023	2022

Domestic traditional life	6.80%	6.77%	5.00%	4.25%
Domestic universal life	1.02%	4.45%	1.02%	4.45%
International traditional life	5.21%	5.24%	5.00%	4.25%
International universal life	1.59%	2.18%	1.59%	2.18%
SPIAs with life contingencies	3.37%	3.31%	5.00%	4.25%
Annuities excl. SPIAs with life contingencies	0.96%	1.24%	0.96%	1.24%
ONL & Affiliates	3.24%	3.23%	5.40%	4.95%

The Company realized actual-expected experience variances but made no changes to assumptions for the periods shown other than the interest rates employed for purposes of calculating discounted values.

(7) MARKET RISK BENEFITS

Market risk benefits are contracts or contract features that both provide protection to the contract holder from other-than-nominal capital market risk and expose the Company to other-than-nominal capital market risk. Market risk benefits include certain contract features on annuity products that provide minimum guarantees to policyholders, such as guaranteed minimum withdrawal benefits, guaranteed annuitization benefits, and guaranteed minimum death benefits. Market risk benefits are measured at fair value using a risk-neutral valuation model based on current net amounts at risk, benefit utilization rates, market data, Company experience, and other factors. Changes in fair value are recognized in net income each period, with the exception of the portion of the change in fair value due to a change in the instrument-specific credit risk, which is recognized in Other comprehensive income.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present the balances of and changes in market risk benefits associated with guaranteed minimum withdrawal benefits, guaranteed annuitization benefits, and guaranteed minimum death benefits.

	Six Months Ended June 30, 2023
	Guaranteed Minimum Withdrawal Benefits	Guaranteed Annuitization Benefits	Guaranteed Minimum Death Benefits

	(In thousands)

Balance, beginning of period	$97,552	69,466	—
Balance, beginning of period, before effect of changes in instrument-specific credit risk	97,552	69,466	—
Issuances	87	—	—
Interest accrual	—	—	—
Attributed fees collected	20,641	—	—
Benefit payments	—	—	—
Effect of changes in interest rates	22,661	(533)	—
Effect of changes in equity markets	—	—	—
Effect of changes in equity index volatility	—	—	—
Actual policyholder behavior different from expected behavior	(1,071)	—	—
Effect of changes in future expected policyholder behavior	—	—	—
Effect of changes in other future expected assumptions	—	—	—

Balance, end of period, before effect of changes in instrument-specific credit risk	139,870	68,933	—
Effect of changes in the instrument-specific credit risk	—	—	—

Balance, end of period	139,870	68,933	—
Less reinsurance recoverable, end of period	(5,032)	(69,314)	—

Balance, end of period, net of reinsurance	$134,838	(381)	—

Net amount at risk	$1,056,494	126,234	—
Weighted-average attained age of contract holders	69.4	67.6	0.0

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30, 2022
	Guaranteed Minimum Withdrawal Benefits	Guaranteed Annuitization Benefits	Guaranteed Minimum Death Benefits

	(In thousands)

Balance, beginning of period	$231,859	67,974	—
Balance, beginning of period, before effect of changes in instrument-specific credit risk	231,859	67,974	—
Issuances	412	—	—
Interest accrual	—	—	—
Attributed fees collected	21,099	—	—
Benefit payments	—	—	—
Effect of changes in interest rates	(135,140)	(6,537)	—
Effect of changes in equity markets	—	—	—
Effect of changes in equity index volatility	—	—	—
Actual policyholder behavior different from expected behavior	(2,909)	—	—
Effect of changes in future expected policyholder behavior	—	—	—
Effect of changes in other future expected assumptions	—	—	—

Balance, end of period, before effect of changes in instrument-specific credit risk	115,321	61,437	—
Effect of changes in the instrument-specific credit risk	—	—	—

Balance, end of period	115,321	61,437	—
Less reinsurance recoverable, end of period	(1)	(61,659)	—

Balance, end of period, net of reinsurance	$115,320	(222)	—

Net amount at risk	$950,843	128,535	—
Weighted-average attained age of contract holders	68.8	66.8	0.0

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes Market risk benefits liability balances separately by amounts in an asset position and amounts in a liability position to the Market risk benefits liability amounts as of the end of the following periods.

	June 30, 2023			June 30, 2022
	Asset	Liability	Net liability	Asset	Liability	Net liability

	(In thousands)

Guaranteed minimum withdrawal benefit	$40,073	179,943	139,870	42,358	157,679	115,321
Guaranteed annuitization benefits	—	68,933	68,933	—	61,437	61,437

Balance, end of period	$40,073	248,876	208,803	42,358	219,116	176,758

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(In thousands)

Service cost	$27	33	54	66
Interest cost	200	145	399	290
Expected return on plan assets	(310)	(393)	(620)	(787)
Amortization of net loss	69	33	139	67

Net periodic benefit cost	$(14)	(182)	(28)	(364)

The service cost shown above for each period represents plan expenses expected to be paid out of plan assets. Under the clarified rules of the Pension Protection Act, plan expenses paid from plan assets are to be included in the plan's service cost component.

The Company's minimum required contribution for the 2023 plan year is $0.0 million. There were no planned contributions remaining for the 2022 plan year as of June 30, 2023. There were no planned contributions remaining for the 2023 plan year as of June 30, 2023. As of June 30, 2023, the Company has made no contributions to the plan for the 2022 plan year and no contributions to the plan for the 2023 plan year.

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

The following table summarizes the components of net periodic benefit costs for the non-qualified defined benefit plans.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(In thousands)

Service cost	$204	259	408	519
Interest cost	409	279	817	557
Amortization of prior service cost	15	15	30	30
Amortization of net loss	—	585	—	1,169

Net periodic benefit cost	$628	1,138	1,255	2,275

As the plans are not funded, there is no expected return on plan assets shown in the net periodic benefit cost table above. The Company expects to contribute $2.0 million to these plans in 2023. As of June 30, 2023, the Company had contributed $0.9 million to the plans.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(In thousands)

Interest cost	$61	43	122	86
Amortization of net loss	—	52	—	104

Net periodic benefit cost	$61	95	122	190

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
A summary of segment information as of June 30, 2023 and December 31, 2022 for the Condensed Consolidated Balance Sheet items and for the three and six months ended June 30, 2023 and June 30, 2022 for the Condensed Consolidated Statements of Earnings is provided below.

Condensed Consolidated Balance Sheet Items:

	June 30, 2023
	Domestic Life Insurance	International Life Insurance	Annuities	ONL & Affiliates	All Others	Totals

	(In thousands)

Deferred transaction costs	$180,049	155,665	443,207	150,594	—	929,515
Market risk benefits asset	—	—	40,073	—	—	40,073
Total segment assets	1,868,280	869,799	7,919,330	962,050	349,006	11,968,465
Future policyholder obligations	1,574,178	643,096	5,543,613	584,241	—	8,345,128
Market risk benefits liability	—	—	248,876	—	—	248,876
Other policyholder liabilities	25,080	12,490	96,355	14,188	—	148,113
Funds withheld liability	—	—	1,243,314	—	—	1,243,314

	December 31, 2022
	Domestic Life Insurance	International Life Insurance	Annuities	ONL & Affiliates	All Others	Totals

	(In thousands)

Deferred transaction costs	$179,193	163,438	470,120	153,257	—	966,008
Market risk benefits asset	—	—	48,759	—	—	48,759
Total segment assets	1,803,876	889,022	8,270,315	994,318	335,343	12,292,874
Future policyholder obligations	1,553,624	675,786	5,907,974	573,255	—	8,710,639
Market risk benefits liability	—	—	215,777	—	—	215,777
Other policyholder liabilities	25,596	15,560	118,615	15,318	—	175,089
Funds withheld liability	—	—	1,333,036	—	—	1,333,036

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidated Statements of Earnings:

	Three Months Ended June 30, 2023
	Domestic Life Insurance	International Life Insurance	Annuities	ONL & Affiliates	All Others	Totals

	(In thousands)

Premiums and contract revenues	$11,946	21,540	6,362	18,504	—	58,352
Net investment income	29,825	8,669	61,189	8,243	14,588	122,514
Other revenues	14	2	1,786	2,636	847	5,285

Total revenues	41,785	30,211	69,337	29,383	15,435	186,151

Life and other policy benefits	4,880	3,652	9,736	14,420	—	32,688
Market risk benefits expense	—	—	(788)	—	—	(788)
Amortization of deferred transaction costs	3,209	3,993	12,399	2,399	—	22,000
Universal life and annuity contract interest	26,209	7,134	(396)	—	—	32,947
Other operating expenses	14,001	11,182	30,067	5,715	1,478	62,443
Federal income taxes	(1,198)	912	3,407	1,390	2,737	7,248

Total expenses	47,101	26,873	54,425	23,924	4,215	156,538

Segment earnings (loss)	$(5,316)	3,338	14,912	5,459	11,220	29,613

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended June 30, 2022
	Domestic Life Insurance	International Life Insurance	Annuities	ONL & Affiliates	All Others	Totals

	(In thousands)

Premiums and contract revenues	$12,902	19,073	4,656	18,831	—	55,462
Net investment income (loss)	(5,955)	(2,983)	55,549	7,209	1,654	55,474
Other revenues	26	17	1,369	2,873	1,293	5,578

Total revenues	6,973	16,107	61,574	28,913	2,947	116,514

Life and other policy benefits	3,109	2,725	7,335	13,032	—	26,201
Policy benefit remeasurement (gain)/loss	—	—	—	—	—	—
Market risk benefits expense	—	—	(55,492)	—	—	(55,492)
Amortization of deferred transaction costs	3,048	4,347	11,740	3,365	—	22,500
Universal life and annuity contract interest	(9,804)	(4,622)	(11,772)	—	—	(26,198)
Other operating expenses	6,327	4,377	12,809	5,090	1,719	30,322
Federal income taxes	875	1,880	19,566	1,509	219	24,049

Total expenses	3,555	8,707	(15,814)	22,996	1,938	21,382

Segment earnings	$3,418	7,400	77,388	5,917	1,009	95,132

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30, 2023
	Domestic Life Insurance	International Life Insurance	Annuities	ONL & Affiliates	All Others	Totals

	(In thousands)

Premiums and contract revenues	$25,422	41,605	10,602	37,656	—	115,285
Net investment income	47,804	14,067	114,270	16,161	20,121	212,423
Other revenues	14	4	3,802	5,325	1,845	10,990

Total revenues	73,240	55,676	128,674	59,142	21,966	338,698

Life and other policy benefits	7,389	5,530	14,736	29,223	—	56,878
Market risk benefits expense	—	—	36,172	—	—	36,172
Amortization of deferred transaction costs	6,375	8,077	24,006	4,816	—	43,274
Universal life and annuity contract interest	39,347	10,946	12,866	—	—	63,159
Other operating expenses	18,422	14,908	40,651	10,218	2,927	87,126
Federal income taxes	330	3,135	47	3,030	3,682	10,224

Total expenses	71,863	42,596	128,478	47,287	6,609	296,833

Segment earnings	$1,377	13,080	196	11,855	15,357	41,865

	Six Months Ended June 30, 2022
	Domestic Life Insurance	International Life Insurance	Annuities	ONL & Affiliates	All Others	Totals

	(In thousands)

Premiums and contract revenues	$25,812	38,309	11,962	38,317	—	114,400
Net investment income	(8,942)	(7,037)	116,210	14,137	10,830	125,198
Other revenues	51	39	2,598	6,088	2,599	11,375

Total revenues	16,921	31,311	130,770	58,542	13,429	250,973

Life and other policy benefits	7,778	6,629	17,625	27,681	—	59,713
Market risk benefits expense	—	—	(116,498)	—	—	(116,498)
Amortization of deferred transaction costs	6,541	8,839	23,719	6,837	—	45,936
Universal life and annuity contract interest	(16,577)	(10,343)	(12,849)	—	—	(39,769)
Other operating expenses	12,880	9,737	26,978	10,071	3,237	62,903
Federal income taxes	1,294	3,379	39,395	2,830	2,093	48,991

Total expenses	11,916	18,241	(21,630)	47,419	5,330	61,276

Segment earnings	$5,005	13,070	152,400	11,123	8,099	189,697

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Reconciliations of segment information to the Company's Condensed Consolidated Financial Statements are provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)

Premiums and Other Revenues:
Premiums and contract revenues	$58,352	55,462	115,285	114,400
Net investment income	122,514	55,474	212,423	125,198
Other revenues	5,285	5,578	10,990	11,375
Realized gains on investments	26	1,766	93	5,560

Total condensed consolidated premiums and other revenues	$186,177	118,280	338,791	256,533

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)

Federal Income Taxes:
Total segment Federal income taxes	$7,248	24,049	10,224	48,991
Taxes on realized gains on investments	5	371	20	1,168

Total condensed consolidated Federal income taxes	$7,253	24,420	10,244	50,159

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)

Net Earnings:
Total segment earnings	$29,613	95,132	41,865	189,697
Realized gains on investments, net of taxes	21	1,395	73	4,392

Total condensed consolidated net earnings	$29,634	96,527	41,938	194,089

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	June 30,	December 31,
	2023	2022

	(In thousands)

Assets:
Total segment assets	$11,968,465	12,292,874
Other unallocated assets	485,921	490,071

Total condensed consolidated assets	$12,454,386	12,782,945

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

The following table shows all grants issued to officers and directors during the three and six months ended June 30, 2023 and 2022. These grants were made based upon the 20-day moving average closing market price of the Company's Class A common share at the grant date.

Three Months Ended
	June 30, 2023		June 30, 2022
	Officers	Directors	Officers	Directors

SARs	—	—	—	—
RSUs	—	2,170	—	3,710
PSUs	—	—	—	—

Six Months Ended
	June 30, 2023		June 30, 2022
	Officers	Directors	Officers	Directors

SARs	—	—	—	—
RSUs	—	2,170	—	3,710
PSUs	—	—	—	—

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The Company uses the current fair value method to measure compensation costs for awards granted under the share-based plans. As of June 30, 2023 and December 31, 2022, the liability balance was $50.3 million and $20.5 million, respectively. A summary of awards by type and related activity is detailed below.

Options Outstanding
	Shares Available for Issuance Pursuant to Grants	Shares	Weighted- Average Exercise Price

Stock Options:
Balance at January 1, 2023	291,000	—	$—
Exercised	—	—	$—
Forfeited	—	—	$—
Expired	—	—	$—
Stock options granted	—	—	$—

Balance at June 30, 2023	291,000	—	$—

	Liability Awards
	SARs	RSUs	PSUs

Other Share/Unit Awards:
Balance at January 1, 2023	286,589	21,861	24,845
Exercised	(1,908)	(3,710)	(6,066)
Forfeited	(2,861)	(248)	(335)
Granted	—	2,170	—

Balance at June 30, 2023	281,820	20,073	18,444

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

The total intrinsic value of share-based compensation exercised and paid was $1.6 million and $1.1 million for the six months ended June 30, 2023 and 2022, respectively. The total fair value of SARs, RSUs, and PSUs vested during the six months ended June 30, 2023 and 2022 was $1.4 million and $0.1 million, respectively. No cash amounts were received from the exercise of stock options under the Plans during the periods reported on.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes information about SARs outstanding at June 30, 2023.

	SARs Outstanding
	Number Outstanding	Weighted- Average Remaining Contractual Life	Number Exercisable

Exercise prices:
$210.22	21,750	0.4 years	21,750
$216.48	10,342	2.6 years	10,342
$311.16	7,881	3.6 years	7,881
$334.34	7,443	4.5 years	7,443
$303.77	9,357	5.5 years	9,357
$252.91	16,958	6.5 years	16,958
$192.10	36,503	7.4 years	24,327
$218.44	59,802	8.5 years	19,923
$220.61	111,784	9.5 years	—

Totals	281,820		117,981

Aggregate intrinsic value (in thousands)	$53,494		$21,120

The aggregate intrinsic value in the table above is based on the closing Class A Common Stock price of $415.56 per share on June 30, 2023.

The SARs shown above with an exercise price of $210.22 have a remaining contractual life of less than one year. The holders for this grant have until December 11, 2023, the end of the contractual term of the award grant, to exercise these holdings or otherwise forfeit the SAR grants held.

In estimating the fair value of the SARs outstanding at June 30, 2023 and December 31, 2022, the Company employed the Black-Scholes option pricing model with assumptions detailed below.

	June 30, 2023	December 31, 2022

Expected term	0.4 to 9.5 years	0.9 to 10.0 years
Expected volatility weighted-average	39.94%	36.18%
Expected dividend yield	0.09%	0.13%
Risk-free rate weighted-average	4.48%	4.19%

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The Company reviewed the contractual term relative to the SARs as well as perceived future behavior patterns of exercise. Volatility is based on the Company’s historical volatility over the expected term of the SARs by expected exercise date.

The pre-tax compensation cost/(benefit) recognized in the Condensed Consolidated Financial Statements related to these plans was $34.6 million and $32.3 million for the three and six months ended June 30, 2023, and $1.0 million and $2.5 million for the three and six months ended June 30, 2022, respectively. The related tax expense/(benefit) recognized was $(7.3) million and $(6.8) million for the three and six months ended June 30, 2023 and $(0.2) million and $(0.5) million for the three and six months ended June 30, 2022, respectively. Compensation expense for the three and six months ended June 30, 2023 is indicative of the Class A Common Stock price increasing from $281.00 per share at December 31, 2022 and $242.62 per share at March 31, 2023 to $415.56 per share at June 30, 2023.

As of June 30, 2023, the total pre-tax compensation expense related to non-vested share-based awards not yet recognized was $34.2 million. This amount is expected to be recognized over a weighted-average period of 1.2 years. The Company recognizes compensation cost over the graded vesting periods.

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

The Company had $5.0 million commitments to fund new loans and $31.9 million commitments to extend credit relating to existing loans at June 30, 2023. The Company evaluates each customer's creditworthiness on a case-by-case basis. The Company also had open commitments to make capital contributions to alternative investment debt and equity funds of $196.0 million as of June 30, 2023. The Company had unfunded commitments on private placements of $0.0 million and unfunded commitments on revolver loans of $1.2 million as of June 30, 2023.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(12) INVESTMENTS

(A)Investment Gains and Losses

The Company uses the specific identification method in computing realized gains and losses. The table below presents realized gains and losses for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)

Available-for-sale debt securities:
Realized gains on disposal	$46	1,766	113	5,224
Realized losses on disposal	—	—	—	—
Real estate gains (losses)	(20)	—	(20)	336

Totals	$26	1,766	93	5,560

For the three months ended June 30, 2023 and 2022, the percentage of total gains (losses) on bonds due to the call of securities was 100.0% and 77.7%, respectively. For the six months ended June 30, 2023 and 2022 the percentage of total gains on bonds due to the call of securities was 44.0% and 92.5%, respectively.

(B)Debt Securities

The table below presents amortized costs and fair values of debt securities available-for-sale at June 30, 2023.

	Debt Securities Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses

	(In thousands)

U.S. agencies	$25,563	—	(258)	25,305	—
U.S. Treasury	2,817	—	(97)	2,720	—
States and political subdivisions	459,815	535	(54,711)	405,639	—
Foreign governments	62,956	—	(15,056)	47,900	—
Public utilities	618,638	113	(63,324)	555,427	—
Corporate	5,711,727	1,680	(523,221)	5,190,186	—
Commercial mortgage-backed	26,950	—	(2,081)	24,869	—
Residential mortgage-backed	284,705	179	(15,441)	269,443	—
Asset-backed	890,316	1,507	(89,212)	802,611	—

Totals	$8,083,487	4,014	(763,401)	7,324,100	—

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

Unrealized losses for debt securities available-for-sale decreased at June 30, 2023 from comparable balances at December 31, 2022 primarily due to decreases in interest rate levels during the period. The ten-year U.S. Treasury bond decreased 4 basis points during the six months ended June 30, 2023.

Debt securities balances at June 30, 2023 and December 31, 2022 include Ozark National holdings of $707.2 million and $674.8 million, respectively, in available-for-sale.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table shows the gross unrealized losses and fair values of the Company's available-for-sale debt securities by investment category and length of time the individual securities have been in a continuous unrealized loss position at June 30, 2023.

	Debt Securities Available-for-Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In thousands)

U.S. agencies	$4,812	(23)	20,493	(235)	25,305	(258)
U.S. Treasury	1,005	(6)	1,715	(91)	2,720	(97)
States and political subdivisions	73,667	(1,552)	298,198	(53,159)	371,865	(54,711)
Foreign governments	1,027	(38)	46,873	(15,018)	47,900	(15,056)
Public utilities	71,438	(483)	481,425	(62,841)	552,863	(63,324)
Corporate	620,229	(11,013)	4,457,994	(512,208)	5,078,223	(523,221)
Commercial mortgage-backed	4,964	(37)	19,905	(2,044)	24,869	(2,081)
Residential mortgage-backed	77,817	(2,094)	186,047	(13,347)	263,864	(15,441)
Asset-backed	149,310	(3,840)	555,168	(85,372)	704,478	(89,212)

Totals	$1,004,269	(19,086)	6,067,818	(744,315)	7,072,087	(763,401)

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Debt securities. The gross unrealized losses for debt securities are made up of 1,054 individual issues, or 94.9% of the total debt securities held available-for-sale by the Company at June 30, 2023. The market value of these bonds as a percent of amortized cost approximates 90.3%. Of the 1,054 securities, 857, or 81.3%, fall in the 12 months or greater aging category and 1,038 were rated investment grade at June 30, 2023.

The amortized cost and fair value of investments in debt securities available-for-sale at June 30, 2023, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Debt Securities Available-for-Sale
	Amortized Cost	Fair Value

	(In thousands)

Due in 1 year or less	$780,067	768,583
Due after 1 year through 5 years	2,777,128	2,644,309
Due after 5 years through 10 years	1,351,777	1,205,281
Due after 10 years	1,972,544	1,609,004
	6,881,516	6,227,177

Mortgage and asset-backed securities	1,201,971	1,096,923

Totals before allowance for credit losses	8,083,487	7,324,100

Allowance for credit losses	—	—

Totals	$8,083,487	7,324,100

The Company determines current expected credit losses for available-for-sale debt securities when fair value is less than amortized cost, interest payments are missed, and the security is experiencing credit issues. Provisions to and releases from the allowance for credit losses are recorded in net investment income in the Condensed Consolidated Statements of Earnings. Based on its review, the Company determined none of these investments required an allowance for credit loss at June 30, 2023 or December 31, 2022. The Company's operating procedures include monitoring the investment portfolio on an ongoing basis for any changes in issuer facts and circumstances that might lead to future need for a credit loss allowance.

(C)Transfer of Securities

During the six months ended June 30, 2023 and 2022, the Company made no transfers between debt securities available-for-sale and trading. The Company does not classify any debt securities as held-to-maturity.

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

The Company targets a minimum specified yield on mortgage loan investments determined by reference to currently available debt security instrument yields plus a desired amount of incremental basis points. A low interest rate environment and a competitive marketplace, have resulted in fewer loan opportunities being available meeting the Company's required rate of return. The subsequent rapid rise in interest rate levels beginning in 2022 caused potential mortgage loan opportunities to fall outside the Company's underwriting criteria further causing a lower level of originations. Mortgage loans originated by the Company totaled $1.8 million in the six months ended June 30, 2023 compared with $44.1 million in the six months ended June 30, 2022 and $47.4 million in the year ended December 31, 2022.

Loans in foreclosure, loans considered impaired or loans past due 90 days or more are placed on a non-accrual status. If a mortgage loan is determined to be on non-accrual status, the mortgage loan does not accrue any revenue into the Condensed Consolidated Statements of Earnings. The loan is independently monitored and evaluated as to potential impairment or foreclosure. If delinquent payments are made and the loan is brought current, then the Company returns the loan to active status and accrues income accordingly. The Company had no mortgage loans past due 90 days or more at June 30, 2023 or 2022 and as a result all interest income was recognized at June 30, 2023 and 2022.

Included in the mortgage loan investment balance at June 30, 2023 and December 31, 2022 were three mortgage loan investments made by Prosperity under the funds withheld reinsurance agreement totaling $19.4 million and $19.3 million, respectively. The Company has elected fair value measurement for these mortgage loans, and similar to trading debt securities, these loans are reported at fair market values in order to allow the market value fluctuation to be recorded directly in the Condensed Consolidated Statements of Earnings and to offset the embedded derivative liability change due to market value fluctuations.

The following table represents the mortgage loan portfolio by loan-to-value ratio.

	June 30, 2023		December 31, 2022
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Loan-to-Value Ratio (1):
Less than 50%	$117,452	23.5	$100,757	19.7
50% to 60%	142,526	28.5	145,093	28.4
60% to 70%	198,138	39.6	217,445	42.6
70% to 80%	42,169	8.4	47,300	9.3
Gross balance	500,285	100.0	510,595	100.0

Market value adjustment	(1,138)	(0.2)	(1,290)	(0.3)
Allowance for credit losses	(3,736)	(0.8)	(3,575)	(0.7)

Totals	$495,411	99.0	$505,730	99.0

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

The following table represents the mortgage loan allowance for credit losses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)

Mortgage Loans Allowance for Credit Losses:
Balance, beginning of the period	$3,703	2,816	3,575	2,987
Provision during the period	33	(243)	161	(414)

Total ending allowance for credit losses	$3,736	2,573	3,736	2,573

The Company's direct investments in real estate are reported in Other long-term investments in the Condensed Consolidated Balance Sheets. These amounts are not a significant portion of the total investment portfolio and totaled approximately $27.4 million and $27.7 million at June 30, 2023 and December 31, 2022, respectively. These investments consist primarily of a half-dozen income-producing properties which are being operated by a wholly owned subsidiary of National Western. The Company recognized operating income on real estate properties of approximately $1.6 million and $1.5 million for the first six months of 2023 and 2022, respectively. During the six months ended June 30, 2022, the Company sold land located in Freeport, Texas and Houston, Texas for a net realized gain of $0.3 million.

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

Level 3:  Fair value is based on significant unobservable inputs which reflect the entity’s or third party pricing service’s assumptions about the assumptions market participants would use in pricing an asset or liability. The Company’s Level 3 assets include private debt securities available-for-sale, private trading securities, over-the-counter derivative contracts, mortgage loans, and market risk benefits assets. The Company’s Level 3 liabilities consist of share-based compensation obligations, certain equity-index product-related embedded derivatives, market risk benefits liabilities and an embedded derivative on reinsurance. Valuations are estimated based on non-binding broker prices or internally developed valuation models or methodologies, discounted cash flow models and other similar techniques.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables set forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of the date indicated.

	June 30, 2023
	Total	Level 1	Level 2	Level 3

	(In thousands)

Debt securities, available-for-sale	$7,324,100	—	6,840,120	483,980
Debt securities, trading	1,069,625	—	928,001	141,624
Equity securities	23,157	19,697	3,460	—
Mortgage loans	19,422	—	—	19,422
Derivatives, index options	72,863	—	—	72,863
Short-term investments	7,821	—	7,821	—

Total assets	$8,516,988	19,697	7,779,402	717,889

Policyholder account balances (a)	$430,320	—	—	430,320
Market risk benefits liabilities, net (b)	208,803	—	—	208,803
Embedded derivative contra-liability (c)	(313,744)	—	(304,318)	(9,426)
Other liabilities (d)	50,295	—	—	50,295

Total liabilities	$375,674	—	(304,318)	679,992

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
During the three and six months ended June 30, 2023, the Company made no transfers from Level 2 to Level 3 for debt securities available-for-sale. During the six months ended June 30, 2022, a portion of the funds withheld embedded derivative liability was reclassified from Level 2 into Level 3 due to the presence of unobservable inputs in its valuation.

	December 31, 2022
	Total	Level 1	Level 2	Level 3

	(In thousands)

Debt securities, available-for-sale	$7,611,633	—	7,148,838	462,795
Debt security, trading	1,065,993	—	942,756	123,237
Equity securities	22,076	18,407	3,669	—
Mortgage loans	19,334	—	—	19,334
Derivatives, index options	23,669	—	—	23,669
Market risk benefits assets	—	—	—	—
Short-term investments	3,937	—	3,937	—

Total assets	$8,746,642	18,407	8,099,200	629,035

Policyholder account balances (a)	$387,686	—	—	387,686
Market risk benefits liabilities, net (b)	167,018	—	—	167,018
Embedded derivative contra-liability (c)	(334,955)	—	(324,712)	(10,243)
Other liabilities (d)	20,542	—	—	20,542

Total liabilities	$240,291	—	(324,712)	565,003

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

	June 30, 2023
	Total	Level 1	Level 2	Level 3

	(In thousands)

Debt securities, available-for-sale:
Priced by third-party vendors	$7,210,694	—	6,840,120	370,574
Priced internally	113,406	—	—	113,406
Subtotal	7,324,100	—	6,840,120	483,980

Debt securities, trading:
Priced by third-party vendors	1,069,625	—	928,001	141,624
Priced internally	—	—	—	—
Subtotal	1,069,625	—	928,001	141,624

Equity securities:
Priced by third-party vendors	23,157	19,697	3,460	—
Priced internally	—	—	—	—
Subtotal	23,157	19,697	3,460	—

Mortgage loans:
Priced by third-party vendors	—	—	—	—
Priced internally	19,422	—	—	19,422
Subtotal	19,422	—	—	19,422

Derivatives, index options:
Priced by third-party vendors	72,863	—	—	72,863
Priced internally	—	—	—	—
Subtotal	72,863	—	—	72,863

Short-term Investments:
Priced by third-party vendors	7,821	—	7,821	—
Priced internally	—	—	—	—
Subtotal	7,821	—	7,821	—

Total	$8,516,988	19,697	7,779,402	717,889

Percent of total	100.0%	0.2%	91.4%	8.4%

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

	Three Months Ended June 30, 2023
	Assets
	Debt Securities, Available-for-Sale	Trading Securities	Derivatives, Index Options	Mortgage Loans	Total Assets

	(In thousands)

Beginning balance, April 1, 2023	$488,349	145,899	39,233	19,555	693,036
Total realized and unrealized gains (losses):
Included in net earnings	—	(861)	20,921	(102)	19,958
Included in other comprehensive income (loss)	(1,751)	—	—	—	(1,751)
Purchases, sales, issuances and settlements, net:
Purchases	13,124	4,405	12,979	—	30,508
Sales	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	(15,742)	(7,819)	(270)	(31)	(23,862)
Transfers into (out of) Level 3	—	—	—	—	—

Balance at end of period June 30, 2023	$483,980	141,624	72,863	19,422	717,889

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets/liabilities held at the end of the reporting period:
Net investment income	$—	(861)	21,841	(102)	20,878
Benefits and expenses	—	—	—	—	—

Total	$—	(861)	21,841	(102)	20,878

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended June 30, 2023
	Total Liabilities
	Embedded Derivative on Funds Withheld Liability	Policyholder Account Balances	Other Liabilities	Market Risk Benefits Liabilities, net	Total Liabilities

Beginning balance, April 1, 2023	$(8,464)	394,153	17,244	211,357	614,290
Total realized and unrealized gains (losses):
Included in net earnings	(962)	23,458	34,582	(2,619)	54,459
Included in other comprehensive income (loss)	—	—	—	—	—
Purchases, sales, issuances and settlements, net:
Purchases	—	12,979	—	—	12,979
Sales	—	—	—	—	—
Issuances	—	—	22	65	87
Settlements	—	(270)	(1,553)	—	(1,823)
Transfers into (out of) Level 3	—	—	—	—	—

Balance at end of period June 30, 2023	$(9,426)	430,320	50,295	208,803	679,992

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets/liabilities held at the end of the reporting period:
Net investment income	$(962)	—	—	—	(962)
Benefits and expenses	—	21,841	34,582	(2,619)	53,804

Total	$(962)	21,841	34,582	(2,619)	52,842

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended June 30, 2022
	Assets
	Debt Securities, Available-for-Sale	Trading Securities	Derivatives, Index Options	Mortgage Loans	Total Assets

	(In thousands)

Beginning balance, April 1, 2022	$338,201	101,504	44,861	11,120	495,686
Total realized and unrealized gains (losses):
Included in net earnings	—	(3,235)	(38,425)	(670)	(42,330)
Included in other comprehensive income (loss)	(15,689)	—	—	—	(15,689)
Purchases, sales, issuances and settlements, net:
Purchases	57,979	1,500	13,800	8,319	81,598
Sales	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	(6,534)	—	(14,165)	(31)	(20,730)
Transfers into (out of) Level 3	—	—	—	—	—

Balance at end of period June 30, 2022	$373,957	99,769	6,071	18,738	498,535

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets/liabilities held at the end of the reporting period:
Net investment income	$—	(3,235)	(26,975)	(670)	(30,880)
Benefits and expenses	—	—	—	—	—

Total	$—	(3,235)	(26,975)	(670)	(30,880)

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended June 30, 2022
	Total Liabilities
	Embedded Derivative on Funds Withheld Liability	Policyholder Account Balances	Other Liabilities	Market Risk Benefits Liabilities	Total Liabilities

Beginning balance, April 1, 2022	$(2,636)	444,582	8,444	234,844	685,234
Total realized and unrealized gains (losses):
Included in net earnings	(3,898)	(61,496)	936	(58,130)	(122,588)
Included in other comprehensive income (loss)	—	—	—	—	—
Purchases, sales, issuances and settlements, net:
Purchases	—	13,800	—	—	13,800
Sales	—	—	—	—	—
Issuances	—	—	29	44	73
Settlements	—	(14,165)	(77)	—	(14,242)
Transfers into (out of) Level 3	—	—	—	—	—

Balance at end of period June 30, 2022	$(6,534)	382,721	9,332	176,758	562,277

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets/liabilities held at the end of the reporting period:
Net investment income	$(3,898)	—	—	—	(3,898)
Benefits and expenses	—	(26,975)	936	(58,130)	(84,169)

Total	$(3,898)	(26,975)	936	(58,130)	(88,067)

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30, 2023
	Assets
	Debt Securities, Available-for-Sale	Trading Securities	Derivatives, Index Options	Mortgage Loans	Total Assets

	(In thousands)

Beginning balance, January 1, 2023	$462,796	123,236	23,669	19,334	629,035
Total realized and unrealized gains (losses):
Included in net earnings	—	664	23,854	152	24,670
Included in other comprehensive income (loss)	4,855	—	—	—	4,855
Purchases, sales, issuances and settlements, net:
Purchases	35,657	28,762	25,610	—	90,029
Sales	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	(19,328)	(11,038)	(270)	(64)	(30,700)
Transfers into (out of) Level 3	—	—	—	—	—

Balance at end of period June 30, 2023	$483,980	141,624	72,863	19,422	717,889

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets/liabilities held at the end of the reporting period:
Net investment income	$—	664	25,074	152	25,890
Benefits and expenses	—	—	—	—	—

Total	$—	664	25,074	152	25,890

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30, 2023
	Liabilities
	Embedded Derivative on Funds Withheld Liability	Policyholder Account Balances	Other Liabilities	Market Risk Benefits Liabilities	Total Liabilities

	(In thousands)

Beginning balance, January 1, 2023	$(10,243)	387,686	20,542	167,018	565,003
Total realized and unrealized gains (losses):
Included in net earnings	817	17,294	32,268	41,698	92,077
Included in other comprehensive income (loss)	—	—	—	—	—
Purchases, sales, issuances and settlements, net:
Purchases	—	25,610	—	—	25,610
Sales	—	—	—	—	—
Issuances	—	—	22	87	109
Settlements	—	(270)	(2,537)	—	(2,807)
Transfers into (out of) Level 3	—	—	—	—	—

Balance at end of period June 30, 2023	$(9,426)	430,320	50,295	208,803	679,992

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets/liabilities held at the end of the reporting period:
Net investment income	$817	—	—	—	817
Benefits and expenses	—	25,074	32,268	41,698	99,040

Total	$817	25,074	32,268	41,698	99,857

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30, 2022
	Assets
	Debt Securities, Available-for-Sale	Trading Securities	Derivatives, Index Options	Mortgage Loans	Total Assets

	(In thousands)

Beginning balance, January 1, 2022	$326,962	74,822	101,622	8,469	511,875
Total realized and unrealized gains (losses):
Included in net earnings	—	(6,603)	(76,624)	(1,128)	(84,355)
Included in other comprehensive income (loss)	(30,693)	—	—	—	(30,693)
Purchases, sales, issuances and settlements, net:
Purchases	95,984	31,550	26,257	11,459	165,250
Sales	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	(18,296)	—	(45,184)	(62)	(63,542)
Transfers into (out of) Level 3	—	—	—	—	—

Balance at end of period June 30, 2022	$373,957	99,769	6,071	18,738	498,535

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets/liabilities held at the end of the reporting period:
Net investment income	$—	(6,603)	(59,382)	(1,128)	(67,113)
Benefits and expenses	—	—	—	—	—

Total	$—	(6,603)	(59,382)	(1,128)	(67,113)

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30, 2022
	Liabilities
	Embedded Derivative on Funds Withheld Liability	Policyholder Account Balances	Other Liabilities	Market Risk Benefits Liabilities	Total Liabilities

	(In thousands)

Beginning balance, January 1, 2022	$—	550,596	7,869	299,833	858,298
Total realized and unrealized gains (losses):
Included in net earnings	(7,703)	(148,948)	2,511	(123,487)	(277,627)
Included in other comprehensive income (loss)	—	—	—	—	—
Purchases, sales, issuances and settlements, net:
Purchases	—	26,257	—	—	26,257
Sales	—	—	—	—	—
Issuances	—	—	29	412	441
Settlements	—	(45,184)	(1,077)	—	(46,261)
Transfers into (out of) Level 3	1,169	—	—	—	1,169

Balance at end of period June 30, 2022	$(6,534)	382,721	9,332	176,758	562,277

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets/liabilities held at the end of the reporting period:
Net investment income	$(7,703)	—	—	—	(7,703)
Benefits and expenses	—	(59,382)	2,511	(123,487)	(180,358)

Total	$(7,703)	(59,382)	2,511	(123,487)	(188,061)

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the valuation method for financial assets and liabilities priced internally and categorized as level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

	June 30, 2023
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

	(In thousands)

Assets:
Debt securities available-for-sale	$113,406	Discounted cash flows	Discount rate	4.32% - 7.37% (5.62%)
Mortgage loans	19,422	Discounted cash flows	Spread	175 - 300 bps

Total assets	$132,828

Liabilities:
Policyholder account balances	$430,320	Deterministic cash flow model	Projected option cost	0.00% - 8.91% (3.48%)
Share-based compensation	50,295	Black-Scholes model	Expected term	0.4 to 9.5 years
			Expected volatility	39.94%
Market risk benefits liabilities, net	208,803	Risk-neutral valuation	Benefit utilization rates	5% - 20% (5%)

Total liabilities	$689,418

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	December 31, 2022
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(In thousands)

Assets:
Debt securities available-for-sale	$76,003	Discounted cash flows	Discount rate	4.32% - 7.28% (5.79%)
Mortgage loans	19,334	Discounted cash flows	Spread	150 - 300 bps

Total assets	$95,337

Liabilities:
Policyholder account balances	$387,686	Deterministic cash flow model	Projected option cost	0.00% - 5.7% (2.92%)
Share-based compensation	20,542	Black-Scholes model	Expected term	0.9 to 10.0 years
			Expected volatility	36.18%
Market risk benefits liabilities, net	167,018	Risk-neutral valuation	Benefit utilization rates	5% - 20% (5%)

Total liabilities	$575,246

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The carrying amounts and fair values of the Company's financial instruments are as follows:

	June 30, 2023
			Fair Value Hierarchy Level
	Carrying Values	Fair Values	Level 1	Level 2	Level 3

	(In thousands)

ASSETS
Debt securities, available-for-sale	$7,324,100	7,324,100	—	6,840,120	483,980
Debt securities, trading	1,069,625	1,069,625	—	928,001	141,624
Cash and cash equivalents	291,820	291,820	291,820	—	—
Mortgage loans	495,411	448,594	—	—	448,594
Real estate	27,413	47,867	—	—	47,867
Policy loans	69,123	88,368	—	—	88,368
Other loans	38,991	39,052	—	—	39,052
Derivatives, index options	72,863	72,863	—	—	72,863
Equity securities	23,157	23,157	19,697	3,460	—
Short-term investments	7,821	7,821	—	7,821	—
Life interest in Libbie Shearn Moody Trust	7,100	12,775	—	—	12,775
Other investments	4,513	30,323	—	—	30,323

LIABILITIES
Deferred annuity contracts	$5,228,773	3,626,023	—	—	3,626,023
Immediate annuity and supplemental contracts	356,181	363,023	—	—	363,023
Market risk benefits liabilities, net	208,803	208,803	—	—	208,803

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The tables below present the fair value of derivative instruments as of June 30, 2023 and December 31, 2022, respectively.

	June 30, 2023
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments:

Equity index options	Derivatives, Index Options	$72,863

Fixed-index products			Universal life and annuity contracts	$430,320
Embedded derivative on reinsurance contract			Funds withheld liability	(313,744)

Total		$72,863		$116,576

	December 31, 2022
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments:

Equity index options	Derivatives, Index Options	$23,669

Fixed-index products			Universal life and annuity contracts	$387,686
Embedded derivative on reinsurance contract			Funds withheld liability	(334,955)

Total		$23,669		$52,731

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The table below presents the effect of derivative instruments in the Condensed Consolidated Statements of Earnings for the three months ended June 30, 2023 and 2022.

		June 30, 2023	June 30, 2022
Derivatives Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized In Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives

		(In thousands)

Equity index options	Net investment income	$21,968	(38,425)

Fixed-index products	Universal life and annuity contract interest	(24,505)	61,496
Embedded derivative on reinsurance contract	Net investment income	7,656	94,984

		$5,119	118,055

The table below presents the effect of derivative instruments in the Condensed Consolidated Statements of Earnings for the six months ended June 30, 2023 and 2022.

		June 30, 2023	June 30, 2022
Derivatives Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized In Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		(In thousands)

Equity index options	Net investment income	$24,901	(76,623)

Fixed-index products	Universal life and annuity contract interest	(18,341)	148,947
Embedded derivative on reinsurance contract	Net investment income	(21,211)	185,889

		$(14,651)	258,213

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(15) INTANGIBLES AND GOODWILL

Identifiable Intangible Assets

The gross carrying amounts and accumulated amortization for each specifically identifiable intangible asset were as follows.

		June 30, 2023		December 31, 2022
	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

		(In thousands)

Trademarks/trade names	15	$2,800	(824)	2,800	(731)
Internally developed software	7	3,800	(2,398)	3,800	(2,126)
Insurance licenses	N/A	3,000	—	3,000	—

		$9,600	(3,222)	9,600	(2,857)

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

As of June 30, 2023, expected amortization expense relating to purchased intangible assets for each of the next 5 years and thereafter is as follows:

Expected Amortization
(In thousands)

Remainder of 2023	$365
2024	730
2025	730
2026	232
2027	187
Thereafter	1,134

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Goodwill
The changes in the carrying amount of goodwill were as follows:

	June 30,	December 31,
	2023	2022

	(In thousands)

Gross goodwill as of beginning of year	$13,864	13,864
Goodwill resulting from business acquisition	—	—
Gross goodwill, before impairments	13,864	13,864
Accumulated impairment as of beginning of year	—	—
Current year impairments	—	—

Net goodwill as of end of period	$13,864	13,864

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information contained herein or in other written or oral statements made by or on behalf of National Western Life Group, Inc. and its subsidiaries (the "Company") are or may be viewed as forward-looking. For example, on May 16, 2023, the Company issued a press release (the "Press Release") disclosing that its Board of Directors is exploring strategic alternatives in order to maximize value for the Company's stockholders (the "Strategic Review").

Although the Company has taken appropriate care in developing any such information, forward-looking information involves risks and uncertainties that could significantly impact actual results. These risks and uncertainties include, but are not limited to, matters described in the Company's Securities and Exchange Commission ("SEC") filings such as exposure to market risks, anticipated cash flows or operating performance, future capital needs, and statutory or regulatory related issues. These risks and uncertainties also include (1) the timing of the Strategic Review Release, (2) the outcome of the Strategic Review, including whether any transaction occurs at all, (3) if a transaction does occur, the form (cash, securities or other consideration) and the amount of the consideration, if any, paid to the Company's stockholders, and (4) if a definitive agreement for a tranaction is signed with another party, whether the conditions to closing are satisfied, including any necessary insurance regulatory or other approvals.

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

Similarly, the Press Release stated that no decision has been made by the Company's Board of Directors to enter into a sales, merger or other strategic transaction, and there can be no assurance regarding the timing or outcome of the Strategic Review. It also stated that the Company does not intend to disclose further developments with respect to the Strategic Review, unless and until it approves a specific course of action or determines that further disclosure is appropriate or required.

Management's discussion and analysis of the financial condition and results of operations (“MD&A”) of National Western Life Group, Inc. ("NWLGI") for the three and six months ended June 30, 2023 follows. Where appropriate, discussion specific to the insurance operations of National Western Life Insurance Company is denoted by "National Western" or "NWLIC". This discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related notes beginning on page 3 of this report and with the 2022 Annual Report filed on Form 10-K.

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

The Company, National Western and Ozark National Life Insurance Company ("Ozark National"), accepts funds from policyholders or contract holders and establishes a liability representing future obligations to pay the policy or contract holders and their beneficiaries. To ensure the Company will be able to pay these future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed income securities. National Western maintains its home office in Austin, Texas where substantially all of its 278 employees at June 30, 2023 are located. Ozark National maintains its home office facility in Kansas City, Missouri along with NIS where most of their combined employees are located.

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

The Company monitors these factors continually as key business indicators. The discussion that follows in this Item 2 includes these indicators and presents information useful to an overall understanding of the Company's business performance for the six months ended June 30, 2023, incorporating required disclosures in accordance with the rules and regulations of the SEC.

Insurance Operations - Domestic

National Western is currently licensed to do business in all states (except New York) and the District of Columbia. Products marketed are annuities, universal life insurance, fixed-index universal life, and traditional life insurance, which include both term and whole life products. Domestic sales in terms of premium levels have historically been more heavily weighted toward annuities. Most of these annuities can be sold either as tax qualified or non-qualified products. More recently, a greater proportion of sales activity has been derived from single premium life insurance products, predominantly those with an equity-index crediting mechanism. Presently, nearly 100% of National Western's life premium sales come from single premium life products. At June 30, 2023, National Western maintained 94,343 annuity contracts in force representing account balances of $5.8 billion and 43,600 domestic life insurance policies in force representing nearly $3.6 billion in face amount of coverage.

National Western markets and distributes its domestic products primarily through independent national marketing organizations ("NMOs"). These NMOs assist the Company in recruiting, contracting, and managing independent agents. These agents are independent contractors who are compensated on a commission basis. At June 30, 2023, approximately 29,440 domestic independent agent contracts were in place.

Although reported separately for segment disclosure purposes, domestic insurance operations include the activities of Ozark National. Ozark National is a Missouri domiciled, stock life insurance company currently licensed to conduct business in thirty states. Organized and incorporated in 1964, its largest markets by state are Missouri, Iowa, Minnesota, Nebraska, and Kansas. Ozark National utilizes a unique distribution system to market its flagship Balanced Program which consists of a coordinated sale of a non-participating whole life insurance product with a mutual fund investment product offered through N.I.S. Financial Services, Inc. ("NIS'), its affiliated broker-dealer. Due to Ozark National's coordinated sale of a non-participating whole life insurance policy with a mutual fund investment product, its agents hold a securities license in addition to an insurance license. At June 30, 2023, Ozark National maintained 169,957 life insurance policies in force representing in excess of $5.6 billion in face amount of coverage.

Insurance Operations - International

National Western's international operations consists solely of a closed block of in force policies. At June 30, 2023, National Western had 35,166 international life insurance policies in force representing $9.7 billion in face amount of coverage. The Company previously did not conduct business or maintain offices or employees in any other country, but until the fourth quarter of 2018, did accept applications at its home office in Austin, Texas, and issued policies from there to non-U.S. residents. Insurance products issued were primarily to residents of countries in South America consisting of product offerings not available in the local markets.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(In thousands)

Single premium life	$22,572	37,515	45,542	75,219
Traditional life	959	1,007	2,036	1,941
Universal life	—	1	—	1

Totals	$23,531	38,523	47,578	77,161

Life insurance sales, as measured by total and annualized first year premiums, decreased 39% in the second quarter of 2023 as compared to the second quarter of 2022 reflecting a decline in activity in the Company's single premium equity-index product sales. Sales for the three months ended June 30, 2023, included nearly $1.0 million from Ozark National, slightly below the $1.0 million reported in the second quarter of 2022, representing their traditional life sales activity. Ozark National's business model, which is heavily dependent upon in person contact for agent recruiting and obtaining applications for coverage from prospective policyholders, has been attempting to recover from the disruption of the pandemic effects upon its business. For the six months ended June 30, 2023, total life insurance sales decreased 38% from the level in 2022. Included in these six-month amounts were $2.0 million and $1.9 million in 2023 and 2022, respectively, from Ozark National.

National Western's life insurance product portfolio includes single premium universal life ("SPUL") and equity-index universal life ("EIUL") products as well as hybrids of the EIUL and SPUL products, combining features of these core products. Equity-index universal life products have been the predominant product sold in the domestic life market for a number of years. Most of these sales are single premium mode products (one year, five year, or ten year) designed for transferring accumulated wealth tax efficiently into life insurance policies with limited underwriting due to lesser net insurance amounts at risk (face amount of the insurance policy less cash premium contributed). These products were designed targeting the accumulated savings of the segment of the population entering their retirement years. The wealth transfer life products have been valuable offerings for the Company's distributors as evidenced by their comprising 100% of total National Western life sales in the first six months of 2023. With the meaningful increase in market interest rates during the past year, industry sales have gravitated away from single premium life products toward fixed interest rate annuity products, particularly multi-year guaranteed annuity products.
The average new policy face amounts, excluding insurance riders, since 2019 are as shown in the following table.

	Average New Policy Face Amount
	NWLIC Domestic	Ozark National

Year ended December 31, 2019	179,900	45,200
Year ended December 31, 2020	209,900	46,230
Year ended December 31, 2021	221,300	47,620
Year ended December 31, 2022	219,600	45,920
Six Months Ended June 30, 2023	225,600	50,630

The average face amount of insurance coverage per policy for domestic life insurance contracts reflects the sales of single premium life products, primarily fixed-index, as part of its wealth transfer strategy for domestic life sales.

The table below sets forth information regarding life insurance in force for each date presented.

	Insurance In Force as of
	June 30,	December 31,
	2023	2022

	($ in thousands)

National Western

Universal life:
Number of policies	25,153	26,378
Face amounts	$3,419,037	3,621,812

Traditional life:
Number of policies	22,030	22,751
Face amounts	$2,033,387	2,103,366

Fixed-index life:
Number of policies	31,583	32,788
Face amounts	$7,795,095	8,224,415

Total life insurance:
Number of policies	78,766	81,917
Face amounts	$13,247,519	13,949,593

Ozark National

Total life insurance (all traditional):
Number of policies	169,957	171,915
Face amounts	$5,624,552	5,718,817

At June 30, 2023, National Western’s face amount of life insurance in force was comprised of $9.7 billion from the international line of business and $3.6 billion from the domestic line of business. At December 31, 2022, these amounts were $10.3 billion and $3.6 billion for the international and domestic lines of business, respectively.

Annuities

The following table sets forth information regarding the Company's annuity sales activity as measured by single and annualized first year premiums. Similar to life insurance sales, these figures are considered a non-GAAP financial measure but are shown in accordance with industry practice and depict the Company's sales productivity.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)

Fixed-index annuities	$28,285	70,481	59,646	155,965
Other deferred annuities	175	228	953	1,353
Immediate annuities	34	652	327	2,398

Totals	$28,494	71,361	60,926	159,716

Annuity sales decreased 60% in the second quarter of 2023 compared to 2022 and were 62% lower in the six months ended June 30, 2023 relative to the comparable period of 2022. With the sharp rise in interest rate levels, industry annuity sales have gravitated toward multi-year guaranteed annuity products. These products guarantee a stated fixed interest rate for an extended term, typically three or five years. The Company does not offer this type of product in its annuity portfolio. In recent years, the Company's annuity product portfolio has consisted principally of offerings that emphasize income features. The change in consumer preference, prompted by higher interest rate levels, redirected annuity sales toward products emphasizing accumulation in value, resulting in decreased sales activity for the Company. During this time period, the Company has endeavored to introduce new annuity products with accumulation features that are suitable for sale through financial institutions such as banks. These products were made available for sale towards the end of 2022 and began exhibiting introductory sales activity in the first six months of 2023.

The Company's mix of annuity sales has historically shifted with interest rate levels and the relative performance of the equity market. Since the decline in secular interest rates subsequent to the subprime crisis, the Company's fixed-index products have comprised the majority of annuity sales, generally accounting for 90% or more of all annuity sales. During the first six months of 2023, this percentage approximated 98% reflecting the ongoing popularity of products with crediting rates linked to equity market performance in combination with the Company's limited fixed interest rate product offerings. For all fixed-index products, the Company purchases over the counter call options to hedge the equity return feature. The options are purchased relative to the issuance of the annuity contracts in such a manner to minimize timing risk. Generally, the index return during the indexing period (if the underlying index increases) becomes a component in a formula (set forth in the annuity), the result of which is credited as interest to contract holders electing the index formula crediting method at the beginning of the indexing period. The formula result can never be less than zero with these products. The Company does not deliberately mismatch or under hedge for the equity feature of the products. Fixed-index products also provide the contract holder the alternative to elect a fixed interest rate crediting option.

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

	Annuities In Force as of
	June 30,	December 31,
	2023	2022

	($ in thousands)

Fixed-index annuities:
Number of policies	58,555	61,292
GAAP annuity reserves	$4,484,751	4,723,558

Other deferred annuities:
Number of policies	25,894	27,526
GAAP annuity reserves	$952,826	1,026,497

Immediate annuities:
Number of policies	9,894	10,223
GAAP annuity reserves	$314,840	324,499

Total annuities:
Number of policies	94,343	99,041
GAAP annuity reserves	$5,752,417	6,074,554

Impact of Recent Business Environment

The Company's business is generally aided by an economic environment experiencing growth, whether moderate or vibrant, characterized by improving employment data and increases in personal income. Important metrics indicating sustained economic growth over the longer term principally revolve around employment and confidence, both consumer and business sentiment. Changing economic conditions have caused policies and decisions made by central banks to be more crucial to business outlooks for insurers. The insurance market has gone from a low inflation, low interest rate environment to a rising inflation, higher interest rates environment in a relatively short period of time. Central bankers have been focused on corralling inflation consistent with their stated mission. Consequently, global activity is subject to slowing and has caused the outlook to be more uncertain.

In the past sixteen months, the U.S. Federal Reserve has stepped up short-term interest rates from near zero to 5.5%. Inflation statistics have been steadily coming in better than expected. The resiliency of the U.S. economy was evidenced by the recently announced 2.4% quarterly growth in GDP. Market uncertainty remains present as observers and investors consider whether Federal Reserve policymakers will continue to exercise caution in their efforts to subdue inflation or ease up at the risk of inducing a crippling recession. The Federal Reserve recently changed their outlook no longer predicting a recession but anticipating the soft landing hoped for by the market. There is a view that the Federal Reserve may have overstepped with their laddering up of interest rate levels and that a potential outcome is impairment to economic growth and employment.

Higher interest rates generally soften the compression of interest rate spreads on interest-sensitive products for life insurers. Conversely, higher interest rates may also serve to induce annuity surrender activity as policyholders seek the greater interest rates offered on new policies backed by higher investment yields. The Company's overall profitability is enhanced by increased interest rate spread margins and with the retention and persistency of policies in force.

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

Consolidated Operations

Premiums and other revenues. The following details Company revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)

Universal life and annuity contract charges	$37,124	32,821	72,481	65,618
Traditional life and SPIA WLC premiums	21,228	22,641	42,804	48,782
Net investment income (excluding index option derivatives)	100,546	93,899	187,522	201,821
Other revenues	5,285	5,578	10,990	11,375
Index option derivative gain (loss)	21,968	(38,425)	24,901	(76,623)
Net realized investment gains	26	1,766	93	5,560

Total revenues	$186,177	118,280	338,791	256,533

Universal life and annuity contract charges - Revenues for universal life and annuity contracts were higher for the first six months in 2023 compared to 2022 with the component sources shown below. Revenues for universal life and annuity products consist of policy charges for the cost of insurance, administration charges, surrender charges assessed against policyholder account balances, and other charges less reinsurance premiums, as shown in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)

Contract Charges:
Cost of insurance and administrative charges	$32,448	31,421	65,814	62,102
Surrender charges	7,190	4,551	11,703	9,562
Other charges	2,324	1,886	4,657	3,860

Gross contract revenues	41,962	37,858	82,174	75,524

Reinsurance premiums	(4,838)	(5,037)	(9,693)	(9,906)

Net contract charges	$37,124	32,821	72,481	65,618

Cost of insurance charges were $26.0 million in the quarter ended June 30, 2023 compared to $24.6 million in the second quarter of 2022, and were $52.8 million for the six months ended June 30, 2023 compared to $48.5 million for the same period in 2022. Cost of insurance charges typically trend with the size of the universal life insurance block in force and the amount of new business issued during the period. The volume of universal life insurance in force at June 30, 2023 declined to $11.2 billion from approximately $11.8 billion at December 31, 2022 and $12.7 billion at December 31, 2021. Countering the downward trend in the level of life insurance in force are higher cost of insurance charges that National Western implemented on its International Life insurance products in accordance with policy contract provisions. Administrative charges pertaining to new business issued decreased to $6.5 million for the three months ended June 30, 2023 from $6.9 million for the same period in 2022, and to $13.0 million for the first six months of 2023 compared to $13.6 million for the first six months of 2022.

Surrender charges assessed against policyholder account balances upon withdrawal increased in the three and six months ended June 30, 2023 versus the comparable prior year periods. While the Company earns surrender charge income that is assessed upon policy terminations, the Company's overall profitability is enhanced when policies remain in force and additional contract revenues are realized and the Company continues to make an interest rate spread equivalent to the difference it earns on its investments and the amount that it credits to policyholders. In the three and six months ended June 30, 2023, lapse rates on annuity products were higher compared to prior year periods and a larger increase in lapsations were notable toward the latter part of the second quarter of 2023. Surrender charge income recognized is also dependent upon the duration of policies at the time of surrender (i.e. later duration policy surrenders have lower surrender charges assessed and earlier policy surrenders having a higher surrender charge assessed).

Other charges include the net amount of current period premium load amounts on new sales of single premium life insurance products which are deferred (recorded as negative revenue) and the subsequent amortization into income of these deferred premium loads. These products comprise substantially all of domestic life insurance sales. The increase in Other charges for the three and six months ended June 30, 2023 versus the comparable 2022 periods reflect lower current period premium loads deferred due to decreased sales levels relative to the amounts currently being amortized into income.

Traditional life premiums - Ozark National's principal product is a non-participating whole life insurance policy with premiums remitted primarily on a monthly basis. The product is sold in tandem with a mutual fund investment product offered through its broker-dealer affiliate, NIS. Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period. A sizable portion of National Western's traditional life business resided in the International Life insurance segment. However, National Western's overall life insurance sales focus has historically been centered around universal life products. The addition of Ozark National's business of repetitive paying permanent life insurance adds an important complement to National Western's life insurance sales. Included in the amount for the quarter ended June 30, 2023 is $17.6 million of life insurance renewal premium from Ozark National compared to $17.8 million in the second quarter of 2022. For the six months ended June 30, 2023 and 2022, Ozark National life insurance renewal premium amounts were $35.7 million and $36.2 million, respectively. Universal life products, especially National Western's equity indexed universal life products, which offer the opportunity for consumers to acquire life insurance protection and receive credited interest linked in part to an outside market index, have been the more popular product offerings in the Company's markets.
Net investment income (with and without derivatives) - A detail of net investment income is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)

Gross investment income:
Debt and equities	$73,594	69,278	151,489	144,217
Mortgage loans	5,002	6,811	10,398	11,751
Policy loans	643	585	1,330	1,246
Short-term investments	2,882	625	5,654	683
Other invested assets	17,438	6,126	23,013	16,201

Total investment income	99,559	83,425	191,884	174,098
Less investment expenses	571	664	1,387	1,375

Net investment income (excluding derivatives and trading securities)	98,988	82,761	190,497	172,723
Index option derivative gain (loss)	21,968	(38,425)	24,901	(76,623)
Embedded derivative on reinsurance	7,657	94,984	(21,211)	185,889
Trading securities market adjustments	(6,099)	(83,846)	18,236	(156,791)

Net investment income	$122,514	55,474	212,423	125,198

The Company's strategy has been to invest a substantial portion of its cash flows in fixed debt securities within its guidelines for credit quality, duration, and diversification. As a result of an asset allocation strategy study that was conducted, an increase in allocations toward mortgage loans and alternative investments was identified as a strategic objective. Investment yields on new bond purchases during the first six months of 2023 approximated 6.40% as compared to the 4.21% yield achieved during the full year 2022. National Western's weighted average bond portfolio yield was 3.82% at June 30, 2023 increasing from 3.76% at December 31, 2022. Ozark National's weighted average portfolio yield at June 30, 2023 was 3.86%.

Changes in fair values of equity securities are included in net investment income in the Condensed Consolidated Statements of Earnings. For the three months ended June 30, 2023 and 2022, unrealized gains/(losses) of $1.2 million and $(5.2) million, respectively, are included in investment income reflecting the change in fair value of equity securities during the periods. For the six months ended June 30, 2023 and 2022, unrealized gains/(losses) were $1.5 million and $(5.9) million, respectively. The carrying value of the Company's portfolio of equity securities was $23.2 million at June 30, 2023.

During 2022 and thus far into 2023, the Company's new mortgage loan activity has been challenged as interest rate levels have appreciated considerably. The increase in interest rates has resulted in fewer mortgage loan opportunities meeting the Company's underwriting standards. Consequently, the mortgage loan portfolio balance declined to $495.4 million at June 30, 2023 from $505.7 million at December 31, 2022. During the six months ended June 30, 2023 the Company originated new mortgage loans of $1.8 million compared to $44.1 million in the comparable period of 2022.

The increase in short-term investment income reflects the rapid increase in short-term interest rates over the past year in tandem with the Federal Reserve interest rate increases implemented to counter inflationary pressures. Short-term investment fund interest rates averaged approximately 0.35% in the first half of 2022. In the first half of 2023, interest rates ranged from 4.0% to 4.9% for the same short-term investment vehicles.

In order to obtain incremental investment yield, the Company expanded its invested asset portfolio to include alternative investments. These assets are typically capital pools with specific investment objectives managed by investment firms having specific expertise in designated asset opportunities. The Company held balances of $218.2 million, $186.9 million, and $67.7 million at June 30, 2023, December 31, 2022, and December 31, 2021, respectively, in this investment category, excluding any associated structured note amounts. Other invested assets investment income in the first half of 2022 includes a non-recurring $6.8 million profit participation payment on a mezzanine loan.

The Company's net investment income is reduced for amounts ceded to reinsurers under the funds withheld reinsurance agreements associated with funds withheld assets. In the quarters ended June 30, 2023 and 2022, the Company ceded net investment income of $19.2 million and $14.9 million, respectively. For the six months ended June 30, 2023 and 2022, these amounts were $39.0 million and $27.6 million, respectively.

The Company is required to maintain an allowance pertaining to current expected credit losses on financial instruments ("CECL") under GAAP. Remeasurement of the CECL allowance for mortgage loans is performed quarterly and for the three months ended June 30, 2023 and 2022 resulted in an increase/(decrease) in the allowance of $33 thousand and $(0.2) million, respectively, which is applied against gross investment income. For the six months ended June 30, 2023 and 2022, the change in the CECL allowance included in gross investment income for mortgage loans was an increase/(decrease) of $0.2 million and $(0.4) million respectively.

Credit loss allowances for available-for-sale debt securities are recorded when unrealized losses and missed payments indicate a credit loss has occurred and a full recovery of the investment principal is not expected. Credit loss allowances are recorded through net investment income in the Condensed Consolidated Statements of Earnings. No credit loss allowances for available-for-sale debt securities were recorded for the three and six months ended June 30, 2023 or 2022.
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

	Six Months Ended June 30,
	2023	2022

	(In thousands)

Excluding derivatives and funds withheld securities:
Net investment income	$190,497	172,723
Average invested assets, at amortized cost	$9,102,465	9,435,503
Annual yield on average invested assets	4.19%	3.66%

Including derivatives and funds withheld securities:
Net investment income	$212,423	125,198
Average invested assets, at amortized cost	$10,746,606	11,098,111
Annual yield on average invested assets	3.95%	2.26%

The average invested asset yield, excluding derivatives and trading securities, for the first six months of 2023 increased compared to 2022 due to the incremental yield on newly invested cash flows into debt securities and alternative investments as well as the increase in short-term investment yields. Net investment income in the first six months of 2023 and 2022 includes a $0.5 million and $6.8 million non-recurring profit participation payment related to mezzanine loans, respectively.

The average yield on bond purchases during the six months ended June 30, 2023 to fund National Western insurance operations was 6.40% representing a 2.63% spread over treasury rates. The weighted average quality of new purchases during the first six months of 2023 was "A+" which was higher than the "A-" weighted average quality of purchases during 2022. The composite duration of purchases during the first six months of 2023 was 5.3 years, which is significantly less than National Western's historical duration of purchases, indicative of the inverted yield curve during the first half of 2023. The Company's general investment strategy is to purchase debt securities with maturity dates approximating ten years in the future.

The pattern in average invested asset yield, including derivatives and funds withheld securities, incorporates increases and decreases in the fair value of index options purchased by National Western to support its fixed-index products as well as net investment income from the embedded derivative funds withheld liability. Fair values of purchased call options recorded a net gain during the first six months of 2023 and a net loss during the first six months of 2022, corresponding to the movement in the S&P 500 Index® during these periods (the primary index the fixed-index products employ). Refer to the derivatives discussion below for a more detailed explanation.

With the execution of a funds withheld reinsurance agreement with Prosperity at the end of 2020, the Company initiated embedded derivative accounting with respect to the policyholder obligations reinsured. The Company entered into a second funds withheld reinsurance agreement with Aspida during 2022 which follows the same embedded derivative accounting treatment. During the six months ended June 30, 2023, the embedded derivative contra-liability for reinsurance decreased by $21.2 million while in the six months ended June 30, 2022 the embedded derivative contra-liability increased by $185.9 million. These amounts are included in net investment income and served to decrease net investment income in the first half of 2023 and increase net investment income in the first half of 2022. Debt securities supporting the funds withheld policyholder obligations classified as trading incurred unrealized gains/(losses) of $18.2 million in the first half of 2023 and $(156.8) million in the corresponding period for 2022, which were also recorded as a component of net investment income. The combination/net of these two amounts increased/(decreased) net investment income during the six months ended June 30, 2023 and 2022 by $(3.0) million and $29.1 million, respectively.

Other revenues - Other revenues pertain to NIS, the broker-dealer affiliate of Ozark National; the operations of Braker P III, LLC ("BP III"), a subsidiary which owns and manages a commercial office building which includes the home office operations of National Western; and allowances earned by National Western for administering the funds withheld policies ceded to third party reinsurers.

NIS revenues were $2.6 million and $2.8 million for the three months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023 and 2022, NIS revenues were $5.3 million and $6.0 million, respectively. NIS revenues typically move in tandem with equity market performance.

Revenues associated with BP III were $0.8 million and $1.3 million for the three months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023 and 2022, revenues were $1.8 million and $2.6 million, respectively. Rental income received from National Western is eliminated in reporting consolidated results. The decreased rental income in 2023 compared with 2022 amounts reflects a $3.8 million buyout of the remaining lease term from a tenant at the end of 2022. The space vacated is currently not leased.

Under terms of the Prosperity funds withheld reinsurance contract, National Western earns a monthly expense allowance equal to the average policy count of the funds withheld reinsured block of business multiplied by a stated amount per policy. The Company reported maintenance expense allowance revenue of $1.1 million and $1.4 million in the three months ended June 30, 2023 and 2022, and $2.3 million and $2.6 million in the six months ended June 30, 2023 and 2022, respectively. As the block that was reinsured is a closed block of business, maintenance expense allowance revenue declines over time with the run off of the in force block.

Under the terms of the Aspida funds withheld reinsurance contract, National Western also earns a monthly expense allowance based upon the average policy count of the funds withheld reinsurance block of policies. In addition, National Western earns a ceding commission and certain policy acquisition allowance based upon new policies issued and coinsured with Aspida. For the three and six months ended June 30, 2023, the Company reported $0.1 million and $0.4 million, respectively, related to these revenue sources.

Effective July 27, 2022, the Company recorded as a liability (deferred revenue) on its Condensed Consolidated Balance Sheet a deferred Cost of Reinsurance ("COR") amount of $21.2 million associated with the funds withheld reinsurance transaction with Aspida (original COR amount reported of $30.8 million has been restated for the adoption of ASU 2018-12). This represents the net amount of GAAP reserves, deferred policy acquisition costs and sales inducements reinsured at the closing date, plus a $68.2 million ceding commission payable by the reinsurer, which in the aggregate was in excess of the Statutory Reserves ceded to Aspida (reflected as funds held assets). This COR balance is amortized and included in Other revenues. For the three months and six months ended June 30, 2023, COR amortization revenue of $0.4 million and $0.8 million, respectively, is included in Other revenues.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)

Index option derivatives:
Unrealized gain (loss)	$34,401	(41,616)	49,755	(99,624)
Realized gain (loss)	(12,433)	3,191	(24,854)	23,001

Total gain (loss) included in net investment income	$21,968	(38,425)	24,901	(76,623)

Total contract interest	$32,947	(26,198)	63,159	(39,769)

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

Net realized investment gains (losses) - Realized gains (losses) on investments generally include proceeds from bond calls, sales and impairment write-downs, as well as gains and losses on the sale of real estate property. Net gains reported for the six months ended June 30, 2023 consisted of gross gains of $0.1 million, primarily related to bond calls of debt securities in the available-for-sale category, offset by gross losses of $0.0 million. The net gains reported for the six months ended June 30, 2022 consisted of gross gains of $5.6 million offset by gross losses of $0.0 million.

Benefits and Expenses. The following table details benefits and expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)

Life and other policy benefits	$32,688	26,201	56,878	59,713
Market risk benefits expense	(788)	(55,492)	36,172	(116,498)
Amortization of deferred transaction costs	22,000	22,500	43,274	45,936
Universal life and annuity contract interest	32,947	(26,198)	63,159	(39,769)
Other operating expenses	62,443	30,322	87,126	62,903

Totals	$149,290	(2,667)	286,609	12,285

Life and other policy benefits - Death claim benefits, the largest component of policy benefits, were $38.6 million in the first six months of 2023 compared to $37.9 million for the first six months of 2022. Of the amount included in the six months ended June 30, 2023, $19.5 million was associated with National Western business and $19.1 million pertained to Ozark National. In the first six months of 2022, these amounts were $18.9 million and $19.0 million for National Western and Ozark National, respectively. Death claim amounts are subject to variation from period to period. For the first quarter of 2023, the number of National Western life insurance claims increased 16% versus the comparable period in 2022 while the average dollar amount per net claim declined to $55,700 from approximately $62,600. National Western's overall mortality experience has generally been consistent with or better than its product pricing assumptions. The average net claim for Ozark National during the 2023 and 2022 six-month periods was $16,500 and $15,700, respectively. Mortality exposure is managed through reinsurance treaties under which National Western's retained maximum net amount at risk on any one life is capped at $500,000. Ozark National's retained maximum net amount at risk is capped at $200,000 under its reinsurance treaties with limited exceptions related to the conversion of child protection and guaranteed insurability riders.

With the inception of the pandemic, both National Western and Ozark National established specific coding to track the death claim experience associated with COVID-19. During the six months ended June 30, 2023, National Western incurred 19 death claims on life insurance policies in which the reported cause of death was due to the coronavirus (COVID-19) totaling a net claim amount (after reinsurance) of $1.1 million. For the comparable six-month period in 2022, National Western incurred 55 COVID-19 related death claims on life insurance policies totaling a net amount after reinsurance of $3.4 million. During the six months ended June 30, 2023, Ozark National incurred 17 confirmed COVID-19 death claims aggregating to a net claim amount of approximately $0.4 million. For the six months ended June 30, 2022, Ozark National reported 90 COVID-19 death claims totaling to a net amount of $2.3 million. The COVID-19 claim activity is included in the claim disclosures made in the preceding paragraph. Subsequent to 2021, the incidence of COVID-19 death claim reporting has dropped substantially.

Life and other policy benefits also includes other policy liabilities held associated with the Company's traditional life products and policies with life contingencies. The changes in other policy liabilities for National Western were $8.2 million and $13.1 million in the six months ended June 30, 2023 and 2022, respectively. Life and other policy benefits in the six months ended June 30, 2023 and 2022 includes changes in traditional life reserves and miscellaneous benefit payments associated with Ozark National's operations of $10.1 million and $8.6 million, respectively.

Market risk benefits expense - Market risk benefits expense is a new income statement line item emanating from the adoption of the LDTI accounting standard. The Market risk benefits liability represents the reserve pertaining to certain contract features on annuity products that provide minimum guarantees to policyholders, such as guaranteed minimum withdrawal benefits, that provide protection to contractholders from other-than-nominal capital market risk and expose the Company to other-than-nominal capital market risk. Market risk benefits are measured at fair value with changes in fair value not caused by credit risk recognized in net income each period. The change in fair value of the Market risk benefits liability reported in the Condensed Statements of Earnings is impacted by interest rate movements. For the quarters ended June 30, 2023 and 2022, the change in the Market risk benefits liability due to interest rates was an expense/(benefit) of $(16.1) million and $(74.4) million, respectively, and for the six months ended June 30, 2023 and 2022 the change was an expense/(benefit) of $22.1 million and ($141.7) million, respectively. Refer to Note (7) Market Risk Benefits Liability in the Notes to Condensed Consolidated Statements for further discussion.

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

The Company's practice is to annually review during the third quarter its actuarial assumptions pertaining to its blocks of businesses and to update those assumptions which deviate significantly from actual experience. The Company records these adjustments whenever necessary. The following table identifies the current effect of actuarial assumption adjustments on DPAC balances recorded through amortization expense separate from recurring amortization expense for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)
Amortization of DPAC:
Actuarial assumption adjustments	$—	—	—	—
Recurring amortization	16,788	16,929	32,824	34,017

Totals	$16,788	16,929	32,824	34,017

Amortization expense for the three and six months ended June 30, 2023 was comprised of DPAC amortization by National Western of $16.6 million and $32.4 million, respectively, and by Ozark National of $0.2 million and $0.4 million, respectively. Amortization expense for the three and six months ended June 30, 2022 was comprised of DPAC amortization by National Western of $16.7 million and $33.6 million, respectively, and $0.2 million and $0.4 million by Ozark National, respectively. Amortization expense for National Western for the three and six months ended June 30, 2023 was reduced by $0.4 million and $1.3 million, respectively, for amounts pertaining to the policies ceded under the funds withheld reinsurance agreements. Ceded amortization expense for the three and six months ended June 30, 2022 was similarly reduced by $0.7 million and $1.3 million, respectively.

As part of the purchase accounting required with the acquisition of Ozark National, the Company recorded an intangible asset of $180.9 million referred to as the value of business acquired ("VOBA"). VOBA represents the difference between the acquired assets and liabilities of Ozark National measured in accordance with the Company's accounting policies and the fair value of these same assets and liabilities. The VOBA balance sheet amount is amortized following a methodology similar to that used for amortizing deferred policy acquisition costs. In the quarters ended June 30, 2023 and 2022, the Company's VOBA amortization expense was $2.2 million and $3.2 million, respectively, and for the six months then ended $4.4 million and $6.4 million, respectively.

At December 31, 2020, the Company recorded as an asset on its Consolidated Balance Sheet a deferred Cost of Reinsurance ("COR") amount of $102.8 million associated with the funds withheld reinsurance transaction with Prosperity. This original balance represents the amount of assets transferred at the closing date of funds withheld agreement (debt securities, policy loans, and cash) in excess of the GAAP liability ceded plus a $48 million ceding commission paid to the reinsurer. The COR balance is amortized commensurate with the runoff of the ceded block of funds withheld business. For the three months ended June 30, 2023 and 2022, COR amortization expense of $3.0 million and $2.4 million, respectively, is included in Amortization of deferred transaction costs. For the six months ended June 30, 2023 and 2022, COR amortization expense of $6.1 million and $5.5 million, respectively, is included in Amortization of deferred transaction costs.

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

Contract interest expense includes other items which increase or decrease reported contract interest in a particular reporting period. For the three and six months ended June 30, 2023 and 2022, these other items include the amounts shown in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)

Contract Interest Expense:
Gross reserve changes	$9,750	11,419	22,140	21,153
Withdrawal benefit rider charges	(7,647)	(7,448)	(15,066)	(14,770)
Ceded fixed interest and reserve changes	(11,908)	(15,079)	(24,533)	(28,875)
Index option embedded derivative reserve changes	22,649	(51,164)	41,141	(106,700)

Totals	$12,844	(62,272)	23,682	(129,192)

Contract interest expense includes gross reserve changes for immediate annuities, two tier annuities, excess death benefit reserves, excess annuitizations, and changes in deferred sales inducement balances. These gross reserve items are offset by policy charges assessed for policies having the withdrawal benefit rider (WBR).

Contract interest expense is reduced for amounts pertaining to funds withheld annuity policies ceded to the reinsurers. As a result, contract interest expense is adjusted to remove fixed interest ceded and reserve change items ceded which are shown in the above table for the three and six months ended June 30, 2023 and 2022. The amount of ceded fixed interest credited on the funds withheld annuity policies included these amounts for the three months ended June 30, 2023 and 2022, was $6.3 million and $8.8 million, respectively. For the six months ended June 30, 2023 and 2022, the fixed interest credited ceded was $12.8 million and $16.8 million, respectively.

Generally, the impact of the market value change of index options on asset values aligns closely with the movement of the embedded derivative liability held for the Company's fixed-index products such that the net effect upon pretax earnings is not significant. The market value changes of these index options for the three months ended June 30, 2023 and 2022, offsetting the index option embedded derivative reserve changes shown above, were $33.6 million and $(38.8) million, respectively. For the six months ended June 30, 2023 and 2022, these amounts were $49.2 million and $(95.6) million, respectively. Policyholders of equity-indexed products cannot receive an interest credit below 0% according to the policy contract terms.

Another contract interest expense component is the amortization of deferred sales inducements (included in Gross reserve changes above). Similar to deferred policy acquisition costs, the Company defers sales inducements in the form of first year credited interest bonuses on annuity products that are directly related to the production of new business. These bonus interest charges are deferred and amortized using the same methodology and assumptions used to amortize other capitalized acquisition costs and the amortization is included in contract interest. Deferred sales inducement balances ("DSI") are reviewed periodically to ascertain whether actual experience has deviated significantly from that assumed (unlock) and are adjusted to reflect current policy lapse or termination rates, expense levels and credited rates on policies compared to anticipated experience (true-up). These unlocking adjustments, plus or minus, are included in contract interest expense. No unlocking adjustments were made in the three and six months ended June 30, 2023 or 2022.

Other operating expenses - Other operating expenses consist of general administrative expenses, licenses and fees, commissions not subject to deferral, real estate expenses, brokerage expenses, compensation costs, and reinsurance ceded commission expense. These expenses for the three and six months ended June 30, 2023 and 2022 are summarized in the table that follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)

General administrative expenses	$13,105	11,746	24,328	25,756
Compensation expenses	43,015	9,497	49,224	19,012
Commission expenses	1,534	2,632	4,034	5,427
Real estate expenses	1,468	1,697	2,897	3,203
Brokerage expenses (NIS)	1,257	1,442	2,475	3,012
Reinsurance ceded commission expense	(169)	2	(107)	3
Taxes, licenses and fees	2,233	3,306	4,275	6,490

Totals	$62,443	30,322	87,126	62,903

General administrative expenses include software amortization expense associated with National Western's proprietary policy administration systems as well as other acquired software. Expenses pertaining to these items were $2.4 million and $3.8 million in the second quarter of 2023 and 2022, respectively, and $5.3 million and $7.3 million in the first half of 2023 and 2022, respectively. The lesser amount in the 2023 period reflects legacy internally developed operating systems reaching their full amortization. IT expenditures for consulting costs and contractor resources to fill IT staffing shortages declined to $3.5 million in the quarter ended June 30, 2023 from $7.2 million in the comparable quarter of 2022, and $6.0 million in the first half of 2023 from $11.4 million in the first half of 2022. This category of expenses also includes legal fees and expenses which were $1.8 million and $1.0 million in the quarters June 30, 2023 and 2022, respectively and $1.4 million and $2.1 million in the first half of 2023 and 2022, respectively. The lower legal fees and expense amount in the first half of 2023 represents amounts previously accrued for pending litigation that were in excess of the ultimate expenses incurred. In addition, expenses associated with litigation and lawsuits are included in this category. During 2022, excess accruals on settled matters were released creating negative expenses of $(5.4) million and $(5.5) million in the three and six months ended June 30, 2022.

Compensation expenses include share-based compensation costs related to outstanding vested and nonvested stock appreciation rights ("SARs"), restricted stock units ("RSUs") and performance share units ("PSUs"). The related share-based compensation costs move in tandem not only with the number of awards outstanding but also with the movement in the market price of the Company's Class A Common Stock as a result of marking the SARs, RSUs, and PSUs to fair value under the liability method of accounting. Consequently, the related expense amount varies positively or negatively in any given period. In the Compensation expenses amounts shown above, share-based compensation expense totaled $34.6 million and $1.0 million in the quarters ended June 30, 2023 and 2022, respectively. For the six month periods shown share-based compensation expense was $32.3 million in 2023 and $2.5 million in 2022. The share-based compensation amount in the six months ended June 30, 2023 reflects the change in the Company's Class A common share price which increased from $281.00 at December 31, 2022 to $415.56 at June 30, 2023. No performance share awards were granted in the first six months of 2023 nor in 2022. Ozark National compensation expenses were $2.0 million and $1.0 million in the second quarter of 2023 and 2022, respectively and $2.9 million and $2.0 million in the six months ended 2023 and 2022, respectively.

Taxes, licenses and fees include premium taxes and licensing fees paid to state insurance departments, the company portion of social security and Medicare taxes, state income taxes, and other state and municipal taxes. Taxes, licenses and fees in the six months ended June 30, 2023 include premium tax expenses of $1.9 million compared to $3.8 million in the comparable period of 2022 which reflects credits received in the first half of 2023 for 2022 tax premium overpayments which were the result of prescribed payment methods in certain states requiring estimated payments during the year to be based upon prior year obligations.

Federal Income Taxes. Federal income taxes on earnings reflect an effective tax rate of 19.6% for the first six months ended June 30, 2023 compared to 20.5% for the six months ended June 30, 2022. The Federal corporate tax rate was set at 21% under the 2017 Tax Cuts and Jobs Act ("Tax Act"). The Company's effective tax rate is typically slightly lower than the Federal statutory rate due to tax-exempt investment income related to municipal securities and dividends-received deductions on income from stocks, absent other permanent tax items.

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

Segment Operations

Summary of Segment Earnings

A summary of segment earnings for the three and six months ended June 30, 2023 and 2022 is provided below. The segment earnings exclude realized gains and losses on investments, net of taxes.

	Domestic Life Insurance	International Life Insurance	Annuities	ONL & Affiliates	All Others	Totals

	(In thousands)

Segment earnings:
Three months ended:
June 30, 2023	$(5,316)	3,338	14,912	5,459	11,220	29,613
June 30, 2022	$3,418	7,400	77,388	5,917	1,009	95,132

Six months ended:
June 30, 2023	$1,377	13,080	196	11,855	15,357	41,865
June 30, 2022	$5,005	13,070	152,400	11,123	8,099	189,697

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$11,946	12,902	25,422	25,812
Net investment income	29,825	(5,955)	47,804	(8,942)
Other revenues	14	26	14	51

Total premiums and other revenues	41,785	6,973	73,240	16,921

Benefits and expenses:
Life and other policy benefits	4,880	3,109	7,389	7,778
Amortization of deferred transaction costs	3,209	3,048	6,375	6,541
Universal life insurance contract interest	26,209	(9,804)	39,347	(16,577)
Other operating expenses	14,001	6,327	18,422	12,880

Total benefits and expenses	48,299	2,680	71,533	10,622

Segment earnings (loss) before Federal income taxes	(6,514)	4,293	1,707	6,299
Provision for Federal income taxes	(1,198)	875	330	1,294

Segment earnings (loss)	$(5,316)	3,418	1,377	5,005

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)

Universal life insurance revenues	$14,856	15,532	30,687	30,480
Traditional life insurance premiums	549	832	1,435	2,048
Reinsurance premiums	(3,459)	(3,462)	(6,700)	(6,716)

Totals	$11,946	12,902	25,422	25,812

Universal life insurance revenues are predominantly earned based upon the amount of life insurance policies that are in force. National Western's pace of new policies issued has lagged the number of policies terminated from death or surrender causing a declining level of policies in force from which contract revenue is received. Consequently, the number of domestic life insurance policies in force has declined from 46,060 at December 31, 2021 to 44,560 at December 31, 2022, and to 43,600 at June 30, 2023. Policy lapse rates in the first six months of 2023 approximated 6.2% compared to 5.8% and 6.0% in the first six months of 2022 and 2021, respectively. The face amount of life insurance in force has decreased from $3.65 billion at December 31, 2021 to $3.61 billion at December 31, 2022 and to $3.56 billion at June 30, 2023.

Universal life insurance revenues are also generated with the issuance of new business based upon amounts per application and percentages of the face amount (volume) of insurance issued. The number of domestic life policies issued in the first six months of 2023 was 44% lower than in the comparable period for 2022 and the volume of insurance issued was 41% lower than that in 2022.

Universal life insurance revenues also include surrender charge income realized on terminating policies and, in the case of domestic universal life, amortization into income of the premium load on single premium policies which is deferred. The net premium load amortization was $4.7 million and $3.9 million in the six months ended June 30, 2023 and 2022, respectively.

Premiums collected on universal life products are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings in accordance with GAAP. Actual domestic universal life premiums collected are detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)

Universal life insurance:
First year and single premiums	$22,685	37,497	45,433	75,137
Renewal premiums	3,698	4,429	7,654	9,080

Totals	$26,383	41,926	53,087	84,217

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

A detail of net investment income for domestic life insurance operations is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)

Net investment income (excluding derivatives)	$12,959	13,615	25,684	26,278
Index option derivative gain (loss)	16,866	(19,570)	22,120	(35,220)

Net investment income (loss)	$29,825	(5,955)	47,804	(8,942)

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

Life and policy benefits for a smaller block of business are more exposed to variation from period to period. Claim count activity during the first six months of 2023 increased 21% compared to the first six months of 2022 while the average net claim amount (after reinsurance) increased to $43,900 from $36,500. GAAP reporting requires that claims be recorded net of any cash value amounts that have been accumulated in the policies. Claims in the first quarter of 2023 were skewed toward single premium universal life policies which typically have very high accounts value and very low net amounts as risk (face amount of policies less accumulated account values). The Company's overall mortality experience for this segment has been consistent with pricing assumptions.

Included in amortization of deferred transaction costs is DPAC amortization. The Company's practice is to annually review during the third quarter its actuarial assumptions pertaining to its blocks of businesses and to update those assumptions which deviate significantly from actual experience. The Company records these adjustments whenever necessary. The following table identifies the current effect of actuarial assumption adjustments on domestic life insurance DPAC balances recorded through amortization expense separate from recurring amortization expense for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)
Amortization of DPAC:
Actuarial assumption adjustments	$—	—	—	—
Recurring amortization	3,209	3,048	6,375	6,541

Totals	$3,209	3,048	6,375	6,541

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

International Life Insurance Operations

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$21,540	19,073	41,605	38,309
Net investment income (loss)	8,669	(2,983)	14,067	(7,037)
Other revenues	2	17	4	39

Total premiums and other revenues	30,211	16,107	55,676	31,311

Benefits and expenses:
Life and other policy benefits	3,652	2,725	5,530	6,629
Amortization of deferred transaction costs	3,993	4,347	8,077	8,839
Universal life insurance contract interest	7,134	(4,622)	10,946	(10,343)
Other operating expenses	11,182	4,377	14,908	9,737

Total benefits and expenses	25,961	6,827	39,461	14,862

Segment earnings before Federal income taxes	4,250	9,280	16,215	16,449
Provision for Federal income taxes	912	1,880	3,135	3,379

Segment earnings	$3,338	7,400	13,080	13,070

As with domestic life operations, revenues from the international life insurance segment include both premiums on traditional type products and contract revenues from universal life insurance. A comparative detail of premiums and contract revenues is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)

Universal life insurance revenues	$21,262	18,728	41,486	37,893
Traditional life insurance premiums	1,656	1,920	3,112	3,606
Reinsurance premiums	(1,378)	(1,575)	(2,993)	(3,190)

Totals	$21,540	19,073	41,605	38,309

Universal life revenues and operating earnings are largely generated from the amount of life insurance in force. The volume of in force for this segment, primarily universal life, has contracted from $11.3 billion at December 31, 2021 to $10.3 billion at December 31, 2022 and to $9.7 billion at June 30, 2023. The international life insurance block of business is a closed book that is expected to run off over a number of years.

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

	Amount in $'s	Annualized Termination Rate
	(millions)

Volume In Force Terminations:
Six Months Ended June 30, 2023	$618.0	12.0%
Year ended December 31, 2022	1,018.8	9.0%
Year ended December 31, 2021	1,080.1	8.7%
Year ended December 31, 2020	1,295.2	9.5%
Year ended December 31, 2019	1,671.5	10.9%
Year ended December 31, 2018	1,706.3	10.0%

As noted previously, premiums collected on universal life products are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings in accordance with GAAP. Actual international universal life premiums collected are detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)

Universal life insurance:
First year and single premiums	$—	—	—	—
Renewal premiums	9,565	11,603	20,649	23,603

Totals	$9,565	11,603	20,649	23,603

National Western's most popular international products were its fixed-index universal life products in which the policyholder could elect to have the interest rate credited to their policy account values linked in part to the performance of an outside equity index. These products issued were not generally available in the local markets when sold. Included in the totals in the above table are collected renewal premiums for fixed-index universal life products of approximately $11.7 million and $13.3 million for the first six months of 2023 and 2022, respectively. The declining trend in renewal premiums during these periods corresponds with the decline in policies in force due to elimination of new sales and the termination activity as discussed above.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)

Net investment income (excluding index option derivatives)	$5,306	5,582	10,685	11,189
Index option derivative gain (loss)	3,363	(8,565)	3,382	(18,226)

Net investment income (loss)	$8,669	(2,983)	14,067	(7,037)

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

Life and policy benefits primarily consist of death claims on policies. National Western's clientèle for international products are generally wealthy individuals with access to U.S. dollars and quality medical care. Consequently, the amounts of coverage purchased historically tended to be larger amounts. Life and policy benefit expense for the international life segment reflects the larger policies historically purchased, however mortality due to natural causes is comparable to that in the United States. The Company's maximum risk exposure per insured life is capped at $500,000 through reinsurance. The average international life net claim amount (after reinsurance) in the first six months of 2023 decreased to $180,000 from $299,400 in the first six months of 2022 while the number of claims incurred decreased 18%. Net claims, after reinsurance, associated with COVID-19 were $0.4 million in the six months ended June 30, 2023 as compared to $2.2 million reported in the six months ended June 30, 2022.

Included in amortization of deferred transaction costs is DPAC amortization. The Company's practice is to annually review during the third quarter its actuarial assumptions pertaining to its blocks of businesses and to update those assumptions which deviate significantly from actual experience. The Company records these adjustments whenever necessary. The following table identifies the current effect of actuarial assumption adjustments on international life insurance DPAC balances recorded through amortization expense separate from recurring amortization expense for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)

Amortization of DPAC:
Actuarial assumption adjustments	$—	—	—	—
Recurring amortization	3,993	4,347	8,077	8,839

Totals	$3,993	4,347	8,077	8,839

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

Annuity Operations

A comparative analysis of results of operations for National Western's annuity segment is detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$6,362	4,656	10,602	11,962
Net investment income	61,189	55,549	114,270	116,210
Other revenues	1,786	1,369	3,802	2,598

Total premiums and other revenues	69,337	61,574	128,674	130,770

Benefits and expenses:
Life and other policy benefits	9,736	7,335	14,736	17,625
Market risk benefits expense	(788)	(55,492)	36,172	(116,498)
Amortization of deferred transaction costs	12,399	11,740	24,006	23,719
Annuity contract interest	(396)	(11,772)	12,866	(12,849)
Other operating expenses	30,067	12,809	40,651	26,978

Total benefits and expenses	51,018	(35,380)	128,431	(61,025)

Segment earnings before Federal income taxes	18,319	96,954	243	191,795
Provision for Federal income taxes	3,407	19,566	47	39,395

Segment earnings	$14,912	77,388	196	152,400

Premiums and contract charges primarily consist of surrender charge income recognized on terminated policies. The amount of the surrender charge income recognized is determined by the volume of surrendered contracts as well as the duration of each contract at the time of surrender given the pattern of declining surrender charge rates over time that is common to most annuity contracts. The Company's lapse rate for annuity contracts in the first six months of 2023 was 10.6% which was elevated compared to historical measures and was higher than the 8.3% rate during the same period in 2022. An outcome of the COVID-19 pandemic crisis was the movement by consumers toward fortifying liquidity positions. This has manifested in greater withdrawal and surrender activity. In addition, annuity contracts with fixed interest rates are more prone to terminate as contracts approach the end of their surrender charge period and in periods of rising interest rates.

Deposits collected on annuity contracts are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings in accordance with GAAP. Actual annuity deposits collected for the three and six months ended June 30, 2023 and 2022 are detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)

Fixed-index annuities	$18,284	71,500	43,574	157,032
Other deferred annuities	192	530	987	1,662
Immediate annuities	(1,154)	50	(712)	715

Totals	$17,322	72,080	43,849	159,409

Fixed-index products are attractive for consumers when interest rate levels remain low and equity markets produce positive returns. Since National Western does not offer variable products or mutual funds, fixed-index products provide an important alternative to the Company's existing fixed interest rate annuity products. Fixed-index annuity deposits as a percentage of total annuity deposits were 99% and 99% for the six months ended June 30, 2023 and 2022, respectively. The percentage of fixed-index products to total annuity sales reflects the historically low interest rate environment and the preference for credited interest linked in part to outside equity market indices given the overall positive performance in the equities market.

Some of the Company's deferred products, including fixed-index annuity products, contain a first year interest bonus, in addition to the base first year interest rate, which is credited to the account balance when premiums are applied. These sales inducements are deferred in conjunction with other capitalized policy acquisition costs. The amounts currently deferred to be amortized over future periods amounted to approximately $(2.8) million and $5.0 million during the first six months of 2023 and 2022, respectively. Amortization of deferred sales inducements is included as a component of annuity contract interest as described later in this discussion of Annuity Operations.

A detail of net investment income for annuity operations is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)

Net investment income (excluding derivatives and trading securities)	$57,892	54,701	117,846	110,289
Index option derivative gain (loss)	1,739	(10,290)	(601)	(23,177)
Embedded derivative on reinsurance	7,657	94,984	(21,211)	185,889
Trading securities market adjustment	(6,099)	(83,846)	18,236	(156,791)

Net investment income	$61,189	55,549	114,270	116,210

For the three months ended June 30, 2023 and 2022, net investment income was reduced by $19.2 million and $14.9 million, respectively for amounts ceded to the reinsurers under the funds withheld reinsurance agreements. For the six months ended June 30, 2023 and 2022, these amounts were $39.0 million and $27.6 million, respectively.

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

The funds withheld reinsurance agreement with Prosperity executed December 31, 2020 introduced embedded derivative accounting with respect to the annuity policyholder obligations reinsured. The funds withheld reinsurance agreement with Aspida executed during the third quarter of 2022 follows the same embedded derivative accounting treatment. During the three months ended June 30, 2023, the embedded derivative contra-liability decreased by $7.7 million, which was recorded as a component of net investment income. Debt securities supporting the funds withheld policyholder obligations classified as trading securities incurred a $(6.1) million market value decrease in the three months ended June 30, 2023, which was also recorded as a component of net investment income. The net of these two amounts, the embedded liability decrease and the change in market value of trading securities, increased net investment income in the Annuity segment by $1.6 million in the three months ended June 30, 2023. For the three months ended June 30, 2022, net investment income increased $11.1 million as the embedded derivative liability decreased $95.0 million and the corresponding trading securities incurred a market value decrease of $83.8 million.

Other revenues for the three months ended June 30, 2023 and 2022 include $1.2 million and $1.3 million, respectively, of maintenance expense allowance revenue. For the six months ended June 30, 2023 and 2022, $2.7 million and $2.5 million are included in Other revenues, respectively. Under terms of the funds withheld reinsurance contracts with reinsurers, National Western earns a monthly expense allowance equal to the average policy count of the funds withheld reinsured block of business multiplied by a stated amount per policy.

Market risk benefits expense is a new income statement line item emanating from the adoption of the LDTI accounting standard. The Market risk benefits liability represents the reserve pertaining to certain contract features on annuity products that provide minimum guarantees to policyholders, such as guaranteed minimum withdrawal benefits, that provide protection to contractholders from other-than-nominal capital market risk and expose the Company to other-than-nominal capital market risk. Market risk benefits are measured at fair value with changes in fair value not caused by credit risk recognized in net income each period. The change in fair value of the Market risk benefits liability reported in the Condensed Statements of Earnings is impacted by interest rate movements. For the six months ended June 30, 2023 and 2022, the change in the Market risk benefits liability due to interest rates was an expense/(benefit) of $22.1 million and $(141.7) million, respectively. Refer to Note (7) Market Risk Benefits Liability in the Notes to Condensed Consolidated Statements for further discussion. For the three months ended June 30, 2023 and 2022, the change in the Market risk benefits liability due to interest rates was an expense/(benefit) of $(16.1) million and $(74.4) million, respectively.

Included in amortization of deferred transaction costs is DPAC amortization. The Company's practice is to annually review during the third quarter its actuarial assumptions pertaining to its blocks of businesses and to update those assumptions which deviate significantly from actual experience. The Company records these adjustments whenever necessary. The following table identifies the current effect of actuarial assumption adjustments on annuity DPAC balances recorded through amortization expense separate from recurring amortization expense for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)
Amortization of deferred transaction costs:
Actuarial assumption adjustments	$—	—	—	—
DPAC recurring amortization	9,372	9,343	17,954	18,208
COR amortization expense	3,027	2,397	6,052	5,511

Totals	$12,399	11,740	24,006	23,719

In the three months ended June 30, 2023 and 2022, amortization expense was reduced by $0.4 million and $0.7 million, respectively, for DPAC ceded to reinsurers under the funds withheld reinsurance agreements. These amounts for the six months ended June 30, 2023 and 2022 were $1.3 million and $1.3 million, respectively.

Amortization of deferred transaction costs includes amortization of the cost of reinsurance recorded at year-end 2020 associated with the funds withheld reinsurance agreement with Prosperity. At December 31, 2020, the Company recorded as an asset on the Consolidated Balance Sheet a deferred Cost of Reinsurance ("COR") amount of $102.8 million associated with the funds withheld reinsurance transaction. This represents the amount of assets transferred at the closing date of the funds withheld agreement (debt securities, policy loans, and cash) in excess of the GAAP liability ceded plus a $48.0 million ceding commission paid to the reinsurer. The COR balance is amortized commensurate with the runoff of the ceded block of funds withheld business. In the three and six months ended June 30, 2023, COR amortization expense of $3.0 million and $6.1 million, respectively, is included in Amortization of deferred transaction costs, as compared to $2.4 million and $5.5 million for three and six months ended June 30, 2022, respectively.

Annuity contract interest includes the equity component return associated with the call options purchased to hedge National Western's fixed-index annuities. The detail of fixed-index annuity contract interest as compared to contract interest for all other annuities is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)

Fixed-index annuities	$(2,709)	(12,650)	8,152	(12,570)
All other annuities	(1,482)	60	(2,380)	(803)

Gross contract interest	(4,191)	(12,590)	5,772	(13,373)
Bonus interest deferred and capitalized	1,890	(999)	2,829	(5,039)
Bonus interest amortization	1,905	1,817	4,265	5,563

Total contract interest	$(396)	(11,772)	12,866	(12,849)

The fluctuation in reported contract interest amounts for fixed-index annuities is driven by sales levels, the level of the business in force and the movement of the embedded derivative liability associated with the index options. As noted in the net investment income discussion, the amounts shown for contract interest for fixed-index annuities generally align with the derivative gains/(losses) included in net investment income due to the market change of index options aligning closely with the movement of the embedded derivative liability held for these products.

Annuity contract interest includes adjustments to the deferred sales inducement balance which are done similar to that of DPAC balances with the adjustment reflected in current period contract interest expense. To the extent required, the Company records actuarial assumption adjustments to deferred sales inducement balances in conjunction with DPAC balance adjustments. No actuarial assumption adjustments were made in the three and six months ended June 30, 2023 or 2022.

ONL & Affiliates

Ozark National and NIS are combined into a separate segment "ONL & Affiliates" given their inter-related marketing and sales approach which consists of a coordinated sale of a non-participating whole life insurance product (Ozark National) and a mutual fund investment product (NIS). An analysis of results of operations for the ONL & Affiliates segment is detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)

Premiums and other revenues:
Premiums and contract charges	$18,504	18,831	37,656	38,317
Net investment income	8,243	7,209	16,161	14,137
Other revenues	2,636	2,873	5,325	6,088

Total premiums and other revenues	29,383	28,913	59,142	58,542

Benefits and expenses:
Life and other policy benefits	14,420	13,032	29,223	27,681
Amortization of deferred transaction costs	2,399	3,365	4,816	6,837
Other operating expenses	5,715	5,090	10,218	10,071

Total benefits and expenses	22,534	21,487	44,257	44,589

Segment earnings before Federal income taxes	6,849	7,426	14,885	13,953
Provision for Federal income taxes	1,390	1,509	3,030	2,830

Segment earnings	$5,459	5,917	11,855	11,123

Revenues from ONL & Affiliates principally include life insurance premiums on traditional type products. Unlike universal life, revenues from traditional products are simply life premiums recognized as income over the premium-paying period of the related policies. The detail of premiums is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)

Traditional life insurance premiums	$19,303	19,598	38,946	39,575
Other insurance premiums and considerations	88	97	181	200
Reinsurance premiums	(887)	(864)	(1,471)	(1,458)

Totals	$18,504	18,831	37,656	38,317

Ozark National's traditional life block of business at June 30, 2023 included 169,957 policies in force representing in excess of $5.6 billion of life insurance coverage. The repetitive pay nature of Ozark National's business generally promotes a higher level of persistency with an annualized lapse rate of 4.35% through June 30, 2023 slightly higher than the 4.3% rate experienced in the first six months of 2022. Traditional life premiums by first year and renewal are detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)

Traditional life insurance premiums:
First year premiums	$958	1,028	1,853	2,000
Renewal premiums	18,345	18,570	37,093	37,575

Totals	$19,303	19,598	38,946	39,575

Other revenues consist primarily of brokerage revenue of NIS. Brokerage revenues of $5.3 million and $6.0 million for the six months ended June 30, 2023 and 2022, respectively, had associated brokerage expense of $2.5 million and $3.0 million which is included in Other operating expenses. Brokerage revenues of $2.6 million and $2.8 million for the three months ended June 30, 2023 and 2022, respectively, had associated broker expenses of $1.3 million and $1.4 million.

The average face value of Ozark National's policies in force at June 30, 2023 was approximately $33,100. Life and policy benefits are subject to variation from quarter to quarter. Incurred net death claims, after reinsurance, for the first six months of 2023 were $19.1 million representing an average net claim of $16,500. Incurred net death claims in the six month period ended June 30, 2022 were $19.0 million representing a net average claim of $15,700. Ozark National's maximum retention on any single insured life is $200,000 with limited exceptions related to the conversion of child protection and guaranteed insurability riders. The balance of life and policy benefits during the three and six months ended June 30, 2023 and 2022 consisted of increases in insurance reserves and payments of other policy benefits.

Amortization of deferred transaction costs for this segment includes amortization of DPAC and the value of business acquired ("VOBA"). VOBA represents the difference between the acquired assets and liabilities of Ozark National at the acquisition date measured in accordance with the Company's accounting policies and the fair value of these same assets and liabilities. The VOBA balance sheet amount is amortized following a methodology similar to that used for amortizing deferred policy acquisition costs. Subsequent to its acquisition effective January 31, 2019, Ozark National began deferring policy acquisition costs and amortizing these deferrals similar to the methodology employed by National Western. The following table identifies the amortization expense of Ozark National's DPAC and VOBA for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)
Amortization of deferred transaction costs:
Actuarial assumption adjustments	$—	—	—	—
VOBA amortization expense	2,185	3,174	4,398	6,408
DPAC recurring amortization	214	191	418	429

Totals	$2,399	3,365	4,816	6,837

Other Operations

The Company's primary business encompasses its domestic and international life insurance operations, its annuity operations, and ONL & Affiliates. However, the Company also has real estate and other investment operations through its wholly owned subsidiaries.

Pre-tax operating amounts include the results of BP III, the entity owning and operating the Company's home office facility in Austin, Texas. BP III incurred pre-tax losses of $(1.1) million and $(0.6) million for the six months ended June 30, 2023 and 2022, respectively. National Western maintains its home office in this facility leasing approximately 40% of the space available. The lease payments made by National Western to BP III have been eliminated in consolidation. The increase in pre-tax loss during the first six months of 2023 represents unleased space during the period due to a previous tenant paying an early termination fee at the end of 2022.

The remaining pre-tax earnings of $20.1 million and $10.8 million in Other Operations during the six-month periods includes investment income from real estate, municipal bonds, and common and preferred equities held in subsidiary company portfolios principally for tax-advantage purposes. Included in these amounts are semi-annual distributions from a life interest in the Libbie
Shearn Moody Trust ("LSM Trust") which is held in NWLSM, Inc. Pre-tax distributions from the LSM Trust were $6.1 million and $2.3 million in the six-month periods ended June 30, 2023 and 2022, respectively. The increased distribution in the 2023 period is due to the LSM Trust reinvesting the proceeds received from the sale of American National Group, Inc. in 2022 in yields exceeding the dividend previously earned on the shares held of American Nation Group, Inc.

Included in the pre-tax earnings for the six months ended June 30, 2022, is a $6.8 million non-recurring profits participation payment received on a mezzanine loan. The Company holds a modest portfolio of equity securities, primarily in NWL Financial, Inc., whose fair value changes are recorded in net investment income. For the three months ended June 30, 2023 and 2022, the market value changes for these securities were $1.2 million and $(5.2) million, respectively. For the six months ended June 30, 2023 and 2022, the market value changes were $1.5 million and $(5.9) million, respectively.

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

	June 30, 2023		December 31, 2022
	Carrying Value	%	Carrying Value	%

	(In thousands)		(In thousands)

Debt securities available-for-sale	$7,324,100	78.3	$7,611,633	79.7
Debt securities trading	1,069,625	11.4	1,065,993	11.1
Mortgage loans	495,411	5.3	505,730	5.3
Policy loans	69,123	0.7	70,495	0.7
Derivatives, index options	72,863	0.8	23,669	0.2
Real estate	27,413	0.3	27,712	0.3
Equity securities	23,157	0.2	22,076	0.2
Other	273,053	2.9	234,394	2.5
Short-term investments	7,821	0.1	3,937	—

Totals	$9,362,566	100.0	$9,565,639	100.0

Invested assets at June 30, 2023 include Ozark National and NIS amounts as follows: Debt securities of $707.2 million and Policy loans of $21.4 million. These invested asset amounts at December 31, 2022 were: Debt securities of $674.8 million and Policy loans of $22.2 million.

The Company's available-for-sale debt securities and trading debt securities portfolios in aggregate had an exposure to regional bank bonds totaling $168.9 million at June 30, 2023. This represents 1.8% of the Company's total invested assets as of that date. Of this amount, $5.0 million of bank debt securities were held in the trading debt securities portfolio which is managed by reinsurers under funds withheld reinsurance agreements who bear the financial risk of any credit loss with respect to these securities. Neither debt securities portfolio had exposure to Silicon Valley Bank, Signature Bank, or First Republic Bank. The Company carefully monitors its credit exposures to this sector and did not maintain a credit loss allowance with respect to its holdings at June 30, 2023.

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

The Company maintains a diversified debt securities portfolio which consists mostly of corporate, mortgage-backed, and public utility fixed income securities. Investments in mortgage-backed securities primarily include U.S. Government agency pass-through securities and collateralized mortgage obligations ("CMO"). The Company's investment guidelines prescribe limitations by type of security as a percent of the total investment portfolio and all holdings were within these threshold limits. As of June 30, 2023 and December 31, 2022, the Company's available-for-sale debt securities portfolio consisted of the following classes of securities:

	June 30, 2023		December 31, 2022

	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Corporate	$5,190,186	70.9	$5,631,572	74.0
Residential mortgage-backed securities	269,443	3.7	321,032	4.2
Public utilities	555,427	7.6	615,137	8.1
State and political subdivisions	405,639	5.5	411,499	5.4
U.S. agencies	25,305	0.3	20,626	0.3
Asset-backed securities	802,611	11.0	542,866	7.1
Commercial mortgage-backed	24,869	0.3	20,285	0.3
Foreign governments	47,900	0.7	45,887	0.6
U.S. Treasury	2,720	—	2,729	—

Totals	$7,324,100	100.0	$7,611,633	100.0

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

	Six Months Ended June 30,	Year Ended December 31,
	2023	2022

	($ In thousands)

Cost of acquisitions	$43,291	$697,489
Average credit quality	A+	A-
Effective annual yield	6.40%	4.21%
Spread to treasuries	2.63%	1.76%
Effective duration	5.3 years	8.0 years

Prior to 2022, the Company had been purchasing a higher proportion of longer maturity debt securities to match the increased duration of its growing life insurance policy liabilities. With the inversion of the yield curve beginning in 2022, longer duration debt securities have not provided sufficient incremental yield and value to warrant extending maturities on new purchases.

In addition to diversification, an important aspect of the Company's investment approach is managing the credit quality of its investment in debt securities. Thorough credit analysis is performed on potential corporate investments including examination of a company's credit and industry outlook, financial ratios and trends, and event risks. This emphasis is reflected in the high average credit rating of the Company's available-for-sale debt securities portfolio with 98.3%, as of June 30, 2023, held in investment grade securities. In the table below, investments in available-for-sale debt securities are classified according to credit ratings by nationally recognized statistical rating organizations.

	June 30, 2023		December 31, 2022
	Carrying Value	%	Carrying Value	%

	(In thousands)		(In thousands)

AAA	$170,381	2.3	$152,934	2.0
AA	987,687	13.5	1,047,929	13.8
A	2,546,282	34.8	2,625,189	34.5
BBB	3,498,697	47.7	3,673,096	48.2
BB and other below investment grade	121,053	1.7	112,485	1.5

Totals	$7,324,100	100.0	$7,611,633	100.0

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

	Available-for-Sale Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	% of Invested Assets

	(In thousands, except percentages)

June 30, 2023	$129,613	121,053	121,053	1.3%

December 31, 2022	$121,676	112,485	112,485	1.2%

The Company's percentage of below investment grade securities to total invested assets at June 30, 2023 compared to December 31, 2022 remained level in the first six months of 2023. The Company's holdings of below investment grade securities as a percentage of total invested assets continue to remain low compared to industry averages.

Holdings in below investment grade securities as of June 30, 2023 are summarized below by category, including their comparable fair value as of December 31, 2022 for those debt securities rated below investment grade at June 30, 2023. The Company continually monitors developments in these industries for issues that may affect security valuation.

	Available-for-Sale Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	Fair Value
Industry Category	June 30, 2023	June 30, 2023	June 30, 2023	December 31, 2022

	(In thousands)

Asset-backed securities	$72	69	69	73
Oil & gas	81,372	75,295	75,295	74,949
Manufacturing	11,995	10,850	10,850	10,585
Other	36,174	34,839	34,839	28,832

Total before allowance for credit losses	129,613	121,053	121,053	114,439

Allowance for credit losses	—	—	—	—

Totals	$129,613	121,053	121,053	114,439
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

Debt securities available-for-sale and debt securities trading are summarized as follows at June 30, 2023.

	June 30, 2023
	Fair Value	Amortized Cost	Allowance for Credit Losses	Unrealized Gains (Losses)

	(In thousands)

Debt securities available-for-sale	$7,324,100	8,083,487	—	(759,387)
Debt securities trading	1,069,625	1,254,993	—	(185,368)

Totals	$8,393,725	9,338,480	—	(944,755)

The unrealized loss position of the Company's debt securities holdings reflects the effect of rising interest rate levels on fair market values. At December 31, 2022, the Company's available-for-sale and trading debt securities were in an unrealized loss position of $(1.0) billion. At June 30, 2023, this position had decreased slightly to an unrealized loss of $(944.8) million reflecting a marginal decrease in interest rate levels during the first half of 2023.

The Company's trading debt securities portfolio consisted of the following classes of securities:

	June 30, 2023		December 31, 2022
	Carrying Value	%	Carrying Value	%

	(In thousands)		(In thousands)

Corporate	$436,530	40.8	$450,135	42.3
Residential mortgage-backed securities	9,776	0.9	16,857	1.6
Public utilities	26,154	2.4	26,030	2.4
State and political subdivisions	12,681	1.2	12,126	1.1
Asset-backed securities	338,303	31.6	313,588	29.4
Commercial mortgage-backed	215,694	20.2	221,096	20.7
Collateralized loan obligations	30,487	2.9	26,161	2.5

Totals	$1,069,625	100.0	$1,065,993	100.0

In the table below, investments in trading debt securities are classified according to credit ratings by nationally recognized statistical rating organizations.

	June 30, 2023		December 31, 2022
	Carrying Value	%	Carrying Value	%

	(In thousands)		(In thousands)

AAA	$9,781	0.9	$13,645	1.3
AA	88,059	8.2	54,650	5.1
A	368,617	34.5	365,770	34.3
BBB	545,293	51.0	577,424	54.2
BB and other below investment grade	57,875	5.4	54,504	5.1

Totals	$1,069,625	100.0	$1,065,993	100.0

The investments in the trading debt securities below investment grade are summarized below.

	Below Investment Grade Trading Debt Securities
	Amortized Cost	Carrying Value	Fair Value	% of Invested Assets

	(In thousands, except percentages)

June 30, 2023	$63,205	57,875	57,875	0.6%
December 31, 2022	62,232	54,504	54,504	0.6%

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

The Company targets a minimum specified yield on mortgage loan investments determined by reference to currently available debt security instrument yields, plus a desired amount of incremental basis points. A low interest rate environment, along with a competitive marketplace, have resulted in fewer loan opportunities being available meeting the Company's required rate of return. The subsequent rapid rise in interest rate levels beginning in 2022 caused potential mortgage loan opportunities to fall outside the Company's underwriting criteria further causing a lower level of originations. Mortgage loans originated by the Company totaled $1.8 million in the six months ended June 30, 2023 compared to $44.1 million for the six months ended June 30, 2022 and $47.4 million for the year ended December 31, 2022.

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

The Company held net investments in mortgage loans, after allowances for possible losses, totaling $495.4 million and $505.7 million at June 30, 2023 and December 31, 2022, respectively. The diversification of the portfolio by geographic region and property type was as follows.

	June 30, 2023		December 31, 2022
	Amount	%	Amount	%

	(In thousands)		(In thousands)

Mortgage Loans by Geographic Region:
West South Central	$212,718	42.5	$220,357	43.2
South Atlantic	103,444	20.7	104,334	20.4
East North Central	59,849	12.0	60,520	11.9
West North Central	11,802	2.4	11,942	2.3
East South Central	18,459	3.7	18,753	3.7
Pacific	11,660	2.3	11,924	2.3
Middle Atlantic	40,628	8.1	40,742	8.0
Mountain	41,725	8.3	42,023	8.2
Gross balance	500,285	100.0	510,595	100.0

Market value adjustment	(1,138)	(0.2)	(1,290)	(0.3)
Allowance for credit losses	(3,736)	(0.8)	(3,575)	(0.7)

Totals	$495,411	99.0	$505,730	99.0

	June 30, 2023		December 31, 2022
	Amount	%	Amount	%

	(In thousands)		(In thousands)

Mortgage Loans by Property Type:
Retail	$163,186	32.6	$169,618	33.2
Office	138,684	27.7	140,092	27.4
Storage facility	78,992	15.9	79,853	15.7
Apartments	38,092	7.6	38,377	7.5
Industrial	35,382	7.1	35,896	7.0
Hotel	23,222	4.6	23,431	4.6
Land/Lots	4,173	0.8	4,605	0.9
Residential	14,599	2.9	14,599	2.9
All other	3,955	0.8	4,124	0.8
Gross balance	500,285	100.0	510,595	100.0

Market value adjustment	(1,138)	(0.2)	(1,290)	(0.3)
Allowance for credit losses	(3,736)	(0.8)	(3,575)	(0.7)

Totals	$495,411	99.0	$505,730	99.0

Included in the mortgage loan investment balance at June 30, 2023 and December 31, 2022 were mortgage loan investments made by Prosperity under the funds withheld reinsurance agreement totaling $19.4 million and $19.3 million, respectively. Similar to trading debt securities, these loans are reported at fair market values in order to allow the market value fluctuation to be recorded directly in the Condensed Consolidated Statements of Earnings and to offset the embedded derivative liability change due to market value fluctuations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)

Mortgage Loans Allowance for Credit Losses:
Balance, beginning of the period	$3,703	2,816	3,575	2,987
Provision (release) during the period	33	(243)	161	(414)

Balance, end of period	$3,736	2,573	3,736	2,573

The Company's direct investments in real estate consist primarily of a half-dozen income-producing properties which are being operated by a wholly owned subsidiary of National Western. The Company's real estate investments totaled approximately $27.4 million and $27.7 million at June 30, 2023 and December 31, 2022, respectively.

The Company recognized operating income of approximately $1.6 million and $1.5 million on real estate properties in the first six months of 2023 and 2022, respectively. During the six months ended June 30, 2022, the Company sold land located in Freeport, Texas and Houston, Texas for a net realized gain of $0.3 million. The Company monitors the conditions and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition.

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

A decline in interest rates could cause certain mortgage-backed securities in the Company's portfolio to be more likely to pay down or prepay. In this situation, the Company typically would not be able to reinvest the proceeds at comparable yields. Lower interest rates cause lower net investment income, subject the Company to reinvestment rate risks, and possibly reduce profitability through reduced interest rate margins associated with products having minimum guaranteed crediting rates. Conversely, the fair value of the Company's investment portfolio increases when interest rates decline.

The correlation between fair values and interest rates of available-for-sale debt securities for the quarters ended June 30, 2023 and March 31, 2023, and for the year ended December 31, 2022 is reflected in the tables below.

	June 30, 2023	March 31, 2023	December 31, 2022

	(In thousands except percentages)

Available-for-Sale Debt securities - fair value	$7,324,100	7,586,306	7,611,633
Available-for-Sale Debt securities - amortized cost	$8,083,487	8,255,018	8,438,761
Fair value as a percentage of amortized cost	90.61%	91.90%	90.20%
Net unrealized gain (loss) balance	$(759,387)	(668,712)	(827,128)
Ten-year U.S. Treasury bond – increase (decrease) in yield for the period	0.37%	(0.41)%	2.37%

The Company's trading debt securities, which are exclusively in funds withheld assets managed by reinsurers, are recorded at fair value upon purchase. While the recorded value of these trading debt securities subsequently fluctuates with market prices, the fair value movement of the securities is entirely offset by an identical fair value movement of the associated funds withheld liabilities.

The Company's unrealized gain (loss) balance for available-for-sale debt securities and trading debt securities held at June 30, 2023, March 31, 2023, and December 31, 2022 is shown in the following table.

	Net Unrealized Gain (Loss) Balance
	At June 30, 2023	At March 31, 2023	At December 31, 2022	Quarter Change in Unrealized Balance	Year-to-date Change in Unrealized Balance

	(In thousands)

Debt securities available-for-sale	$(759,387)	(668,712)	(827,129)	(90,675)	67,742
Debt securities trading	(185,368)	(179,269)	(203,604)	(6,099)	18,236

Totals	$(944,755)	(847,981)	(1,030,733)	(96,774)	85,978

Changes in interest rates typically have a sizable effect on the fair values of the Company's debt securities. The market interest rate of the ten-year U.S. Treasury bond decreased 4 basis points from 3.88% at year-end 2022 to 3.84% by the end of the first six months of 2023. Therefore, the decrease in the unrealized loss balance position from that at December 31, 2022 is the expected portfolio value movement.

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

The Company performed detailed sensitivity analysis as of December 31, 2022, for its interest rate-sensitive assets and liabilities. The changes in market values of the Company's debt securities in the first six months of 2023 were reasonable given the expected range of results of this analysis.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity requirements are met primarily by funds provided from operations. Premium deposits and annuity considerations, investment income, and investment maturities and prepayments are the primary sources of funds while investment purchases, policy benefits in the form of claims, and payments to policyholders and contract holders in connection with surrenders and withdrawals as well as operating expenses are the primary uses of funds. To ensure the Company will be able to pay future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed income securities. Funds are invested with the intent that the income from investments, plus proceeds from maturities, will meet the ongoing cash flow needs of the Company. The approach of matching asset and liability durations and yields requires an appropriate mix of investments. Although the Company historically has not been put in the position of having to liquidate invested assets to provide cash flow, its investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs. National Western maintains a line of credit facility in the amount of $75 million which it may access for short-term cash needs. There were no borrowings under the line of credit as of June 30, 2023.

In addition, National Western is a member of the Federal Home Loan Bank of Dallas (FHLB) through an initial minimum required stock investment of $4.3 million. Through this membership, National Western is able to create a specified borrowing capacity based upon the amount of collateral it elects to establish. At June 30, 2023, securities and commercial loans with amortized values of $341.3 million (fair value of $323.4 million) were pledged as collateral to the FHLB.

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

The actual amounts paid by product line in connection with surrenders and withdrawals, before reinsurance, for the three and six months ended June 30, 2023 and 2022, are noted in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)

Product Line:
Traditional Life	$4,140	4,335	8,382	8,056
Universal Life	32,287	25,459	57,814	47,923
Annuities	206,413	142,332	355,832	292,304

Total	$242,840	172,126	422,028	348,283

The above contractual withdrawals, as well as the level of surrenders experienced, and the associated cash outflows did not have a material adverse impact on overall liquidity. The amounts shown includes funds withheld policyholder obligations and Ozark National cash outflows. Individual life insurance policies are typically less susceptible to withdrawal than annuity reserves and deposit liabilities because policyholders may need to undergo a new underwriting process in order to obtain a new insurance policy elsewhere. Annuity dollar outflows are generally more sensitive to economic conditions, interest rate levels, and the level of surrender charges assessed upon withdrawal or termination. Annuity outflows during 2023 have increased, particularly during the second quarter, with higher interest rate offerings on competing financial products. Cash flow projections and tests under various market interest rate scenarios and assumptions are performed to assist in evaluating liquidity needs and adequacy. The Company continues to augment and enhance its level of liquidity analysis given ongoing changes in the economic environment and related market conditions. Accordingly, the Company currently expects available liquidity sources and future cash flows to be adequate to meet the demand for funds.

Cash flows from the Company's insurance operations have historically been sufficient to meet current needs. Cash flows from operating activities were $118.3 million and $138.1 million for the six months ended June 30, 2023 and 2022, respectively. The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $471.5 million and $635.4 million for the six months ended June 30, 2023 and 2022, respectively. The Company's scheduled investment security maturities beginning in the third quarter of 2023 are significantly higher than that experienced in the first six months of the year. Net cash inflows/(outflows) from the Company's universal life and investment annuity deposit product operations totaled $(447.2) million and $(226.0) million during the six months ended June 30, 2023 and 2022, respectively. The higher negative net outflow in the first six months of 2023 reflects lower levels of fixed-index annuity and life sales in tandem with higher surrender activity.

Capital Resources

The Company relies on stockholders' equity for its capital resources as there is no long-term debt outstanding and the Company does not anticipate the need for any long-term debt in the near future. As of June 30, 2023, the Company maintained commitments for its normal operating and investment activities.

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

As the largest subsidiary of NWLGI, National Western serves as the primary funding source for NWLGI. The capacity of National Western to pay dividends to NWLGI is limited by law in the state of Colorado to earned profits (statutory unassigned surplus). At December 31, 2022, the maximum amount legally available for distribution during 2023 without further regulatory approval was $66.5 million. National Western did not pay any dividends during the six months ended June 30, 2023.

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

The table below summarizes future estimated cash payments under existing contractual obligations.

	Payment Due by Period
	Total	Less Than 1 Year	1 Year or More

	(In thousands)

Loan commitments	$36,900	36,900	—
Commitments for investment capital funding (3)	197,160	52,382	144,778
Lease obligations	832	343	489
Claims payable (1)	92,441	92,441	—
Other long-term reserve liabilities reflected on the balance sheet (2)	12,161,343	957,493	11,203,850

Total	$12,488,676	1,139,559	11,349,117

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

The Company, through its wholly owned subsidiary Braker P III, LLC ("BP III"), owns a commercial office building for which it has entered into lease agreements with various tenants for space not occupied by the Company. Total revenues recorded pertaining to these non-Company leases for the three-month periods ended June 30, 2023 and 2022 amounted to $0.8 million and $1.3 million, respectively, and for the six months there ended amounted to $1.8 million and $2.6 million, respectively. Under their respective terms these leases expire at various dates from 2025 through 2029.

The table below summarizes future estimated cash receipts under all existing lease agreements, including those in addition to the BP III lease agreements discussed above.

	Estimated Cash Receipts by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

	(In thousands)

Real estate revenue	$34,876	6,082	10,882	7,038	10,874

CHANGES IN ACCOUNTING PRINCIPLES AND CRITICAL ACCOUNTING POLICIES

Changes in Accounting Principles

On January 1, 2023, the Company adopted the required LDTI accounting standard employing a modified retrospective transition method, which requires that the accounting guidance be applied as of the beginning of the earliest period in which it is presented in reported financial statements, which for the Company is the year ended December 31, 2021. Accordingly, the Company's transition date for purposes of LDTI is January 1, 2021. The impact from adoption of LDTI resulted in an increase to Accumulated Other Comprehensive Income (Loss) and an increase to Retained Earnings of $176.7 million and $28.3 million, respectively, net of tax.

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

During the six months ended June 30, 2023, the Company implemented internal controls associated with new processes supporting the adoption of Accounting Standards Update 2018-12 for long-duration insurance contracts, which the Company adopted on January 1, 2023 using a modified retrospective method. For additional information, please refer to Note (1) Consolidation and Basis of Presentation in the accompanying Notes to Condensed Consolidated Financial Statements.

Except for the change in controls over the Company's adoption of LDTI, there have not been any changes in the Company's internal controls over financial reporting as defined in Rules 13a-15(f) and 15d-15(e) under the Exchange Act, that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company maintains a limited stock buy-back program associated with its Incentive Plan which provides Option Holders the ability to elect to sell acquired shares back to the Company at any time within ninety (90) days after the exercise of options at the prevailing market price as of the date of notice of election. Purchased shares, if any, are reported in the Company's Condensed Consolidated Financial Statements as authorized and unissued. As of June 30, 2023, there are no stock options outstanding under the Incentive Plan. More broadly, there are no immediate plans to repurchase any of its shares of Class A Common Stock or Class B Common Stock.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May yet Be Purchased Under the Plans or Programs

April 1, 2023 through April 30, 2023	—	$—	N/A	N/A
May 1, 2023 through May 31, 2023	—	$—	N/A	N/A
June 1, 2023 through June 30, 2023	—	$—	N/A	N/A

Total	—	$—	N/A	N/A

ITEM 4.  Removed and Reserved.

ITEM 6.  EXHIBITS

(a) Exhibits

Exhibit 31(a)	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	-	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL WESTERN LIFE GROUP, INC.
(Registrant)

Date:	August 9, 2023	/S/ Ross R. Moody
Ross R. Moody
Chairman of the Board, President and
Chief Executive Officer
(Authorized Officer)

Date:	August 9, 2023	/S/ Brian M. Pribyl
Brian M. Pribyl
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)
(Principal Accounting Officer)