Form 10-Q
period 2023-09-30
National Western Life Group, Inc.
filed 2023-11-09
CIK 1635984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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
Large Accelerated Filer ☐  Accelerated filer ☒    Non-accelerated filer (Do not check if a smaller reporting company)  ☐  Smaller reporting company ☐  Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of November 7, 2023, the number of shares of Registrant's common stock outstanding was: Class A – 3,436,020 and  Class B - 200,000.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

ASSETS	September 30, 2023	December 31, 2022

Investments:
Debt securities available-for-sale, at fair value (cost: $7,994,143 and $8,438,760)	$7,052,554	7,611,633
Debt securities trading, at fair value (cost: $1,221,272 and $1,269,597)	1,000,355	1,065,993
Mortgage loans, net of allowance for credit losses ($4,296 and $3,575), ($19,285 and $19,334 at fair value)	490,059	505,730
Policy loans	67,809	70,495
Derivatives, index options	55,278	23,669
Equity securities, at fair value (cost: $14,131 and $14,547)	21,913	22,076
Other long-term investments	308,899	262,106
Short-term investments	7,821	3,937

Total investments	9,004,688	9,565,639

Cash and cash equivalents	320,740	295,270
Deferred policy acquisition costs (Note 1)	635,837	663,882
Deferred sales inducements (Note 1)	74,928	85,303
Value of business acquired (Note 1)	132,004	138,495
Cost of reinsurance (Note 1)	69,945	78,328
Market risk benefits asset (Note 1)	48,240	48,759
Accrued investment income	95,704	92,250
Federal income tax receivable	3,161	6,508
Deferred Federal income tax asset (Note 1)	20,173	9,032
Amounts recoverable from reinsurer, net of allowance for credit losses ($0 and $450) (Note 1)	1,547,267	1,688,788
Other assets	106,743	110,691

Total assets	$12,059,430	12,782,945

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share amounts)

LIABILITIES AND STOCKHOLDERS’ EQUITY	September 30, 2023	December 31, 2022

LIABILITIES:

Future policyholder obligations:
Liability for policyholder account balances (Note 1)	$7,078,891	7,661,785
Additional liability for benefits in excess of account balance (Note 1)	158,040	148,708
Liability for future policy benefits (Note 1)	843,636	900,146
Market risk benefits liability (Note 1)	220,506	215,777
Other policyholder liabilities	137,169	175,089
Funds withheld liability	1,161,155	1,333,036
Other liabilities	215,934	157,482

Total liabilities	9,815,331	10,592,023

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY:

Common stock:
Class A - $0.01 par value; 7,500,000 shares authorized; 3,436,020 issued and outstanding in 2023 and 2022	34	34
Class B - $0.01 par value; 200,000 shares authorized, issued, and outstanding in 2023 and 2022	2	2
Additional paid-in capital	41,716	41,716
Accumulated other comprehensive income (loss) (Note 1)	(531,705)	(478,219)
Retained earnings (Note 1)	2,734,052	2,627,389

Total stockholders’ equity	2,244,099	2,190,922

Total liabilities and stockholders' equity	$12,059,430	12,782,945

Note:  The Condensed Consolidated Balance Sheet at December 31, 2022 has been derived from the audited Consolidated Financial Statements as of that date.

See accompanying notes to Condensed Consolidated Financial Statements (unaudited). (Note 1)

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended September 30, 2023 and 2022
(Unaudited)
(In thousands, except per share amounts)

	2023	2022

Premiums and other revenues:
Universal life and annuity contract charges (Note 1)	$34,471	33,810
Traditional life and single premium immediate annuity with life contingency ("SPIAWLC") premiums (Note 1)	21,631	22,337
Net investment income	68,964	79,504
Other revenues	5,741	5,761
Net realized investment gains	25,883	745

Total revenues	156,690	142,157

Benefits and expenses:
Life and other policy benefits (Note 1)	26,557	27,768
Policy benefit remeasurement (gains) and losses (Note 1)	8,360	9,827
Market risk benefits expense (Note 1)	(29,439)	(33,571)
Amortization of deferred transaction costs (Note 1)	20,326	21,613
Universal life and annuity contract interest (Note 1)	(10,417)	42,235
Other operating expenses	42,430	29,387

Total benefits and expenses	57,817	97,259

Earnings before Federal income taxes	98,873	44,898

Federal income taxes	34,148	9,710

Net earnings	$64,725	35,188

Basic earnings per share:
Class A (Note 4)	$18.30	9.95
Class B (Note 4)	$9.15	4.98

Diluted earnings per share:
Class A (Note 4)	$18.30	9.95
Class B (Note 4)	$9.15	4.98

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Nine Months Ended September 30, 2023 and 2022
(Unaudited)
(In thousands, except per share amounts)

	2023	2022

Premiums and other revenues:
Universal life and annuity contract charges (Note 1)	$106,952	99,428
Traditional life and single premium immediate annuity with life contingency (SPIAWLC) premiums (Note 1)	64,435	71,119
Net investment income	281,387	204,702
Other revenues	16,731	17,136
Net realized investment gains	25,976	6,305

Total revenues	495,481	398,690

Benefits and expenses:
Life and other policy benefits (Note 1)	83,435	87,481
Policy benefit remeasurement (gains) and losses (Note 1)	8,360	9,827
Market risk benefits expense (Note 1)	6,733	(150,069)
Amortization of deferred transaction costs (Note 1)	63,600	67,549
Universal life and annuity contract interest (Note 1)	52,742	2,466
Other operating expenses	129,556	92,290

Total benefits and expenses	344,426	109,544

Earnings before Federal income taxes	151,055	289,146

Federal income taxes	44,392	59,869

Net earnings	$106,663	229,277

Basic earnings per share:
Class A (Note 4)	$30.17	$64.84
Class B (Note 4)	$15.08	$32.42

Diluted earnings per share:
Class A (Note 4)	$30.17	$64.84
Class B (Note 4)	$15.08	$32.42

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended September 30, 2023 and 2022
(Unaudited)
(In thousands)

	2023	2022

Net earnings	$64,725	35,188

Other comprehensive income (loss), net of effects of taxes:
Unrealized gains (losses) on debt securities available-for-sale:
Net unrealized holding gains (losses) arising during period (Note 1)	(143,757)	(287,338)
Reclassification adjustment for net amounts included in net earnings	(183)	129

Net unrealized gains (losses) on securities	(143,940)	(287,209)

Effect of discount rate changes on liability for future policy benefits (Note 1)	45,495	51,262

Foreign currency translation adjustments (Note 1)	17	51

Benefit plans:
Amortization of net prior service cost and net gain (loss)	(398)	1,135

Other comprehensive income (loss)	(98,826)	(234,761)

Comprehensive income (loss)	$(34,101)	(199,573)

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended September 30, 2023 and 2022
(Unaudited)
(In thousands)

	2023	2022

Net earnings	$106,663	229,277

Other comprehensive income (loss), net of effects of taxes:
Unrealized gains (losses) on available-for-sale securities:
Net unrealized holding gains (losses) arising during period (Note 1)	(90,152)	(1,094,529)
Reclassification adjustment for net amounts included in net earnings	(272)	(3,998)

Net unrealized gains (losses) on securities	(90,424)	(1,098,527)

Effect of discount rate changes on liability for future policy benefits (Note 1)	38,125	207,550

Foreign currency translation adjustments (Note 1)	9	346

Benefit plans:
Amortization of net prior service cost and net gain (loss)	(1,196)	3,403

Other comprehensive income (loss)	(53,486)	(887,228)

Comprehensive income (loss)	$53,177	(657,951)

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended September 30, 2023 and 2022
(Unaudited)
(In thousands)

	2023	2022

Common stock:
Balance at beginning of period	$36	36

Balance at end of period	36	36

Additional paid-in capital:
Balance at beginning of period	41,716	41,716

Balance at end of period	41,716	41,716

Accumulated other comprehensive income (loss):
Unrealized gains (losses) on debt securities available-for-sale: (Note 1)
Balance at beginning of period	(599,915)	(444,209)
Change in unrealized gains (losses) during period, net of tax	(143,940)	(287,209)

Balance at end of period	(743,855)	(731,418)

Changes in the Liability for future policy benefits related to changing discount rates (Note 1)
Balance at beginning of period	163,331	96,167
Change in liability for future policy benefits during period, net of tax	45,495	51,262

Balance at end of period	208,826	147,429

	Continued on Next Page

NATIONAL WESTERN LIFE GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued) For the Three Months Ended September 30, 2023 and 2022 (Unaudited) (In thousands)

	2023	2022

Foreign currency translation adjustments: (Note 1)
Balance at beginning of period	6,442	6,323
Change in translation adjustments during period	17	51

Balance at end of period	6,459	6,374

Benefit plan liability adjustment:
Balance at beginning of period	(2,737)	(13,099)
Amortization of net prior service cost and net gain (loss), net of tax	(398)	1,135

Balance at end of period	(3,135)	(11,964)

Accumulated other comprehensive income (loss) at end of period	(531,705)	(589,579)

Retained earnings:
Balance at beginning of period (Note 1)	2,669,327	2,576,241
Net earnings (Note 1)	64,725	35,188

Balance at end of period	2,734,052	2,611,429

Total stockholders' equity	$2,244,099	2,063,602

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY For the Nine Months Ended September 30, 2023 and 2022 (Unaudited) (In thousands)

	2023	2022

Common stock:
Balance at beginning of period	$36	36

Balance at end of period	36	36

Additional paid-in capital:
Balance at beginning of period	41,716	41,716

Balance at end of period	41,716	41,716

Accumulated other comprehensive income (loss):
Unrealized gains (losses) on debt securities available-for-sale: (Note 1)
Balance at beginning of period	(653,431)	367,109
Change in unrealized gains (losses) during period, net of tax	(90,424)	(1,098,527)

Balance at end of period	(743,855)	(731,418)

Changes in the Liability for future policy benefits related to changing discount rates (Note 1)
Balance at beginning of period	170,701	(60,121)
Change in liability for future policy benefits during period, net of tax	38,125	207,550

Balance at end of period	208,826	147,429

Foreign currency translation adjustments: (Note 1)
Balance at beginning of period	6,450	6,028
Change in translation adjustments during period	9	346

Balance at end of period	6,459	6,374

	Continued on Next Page

NATIONAL WESTERN LIFE GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued) For the Nine Months Ended September 30, 2023 and 2022 (Unaudited) (In thousands)

	2023	2022

Benefit plan liability adjustment:
Balance at beginning of period	(1,939)	(15,367)
Amortization of net prior service cost and net gain (loss), net of tax	(1,196)	3,403

Balance at end of period	(3,135)	(11,964)

Accumulated other comprehensive income (loss) at end of period	(531,705)	(589,579)

Retained earnings:
Balance at beginning of period (Note 1)	2,627,389	2,382,152
Net earnings (Note 1)	106,663	229,277

Balance at end of period	2,734,052	2,611,429

Total stockholders' equity	$2,244,099	2,063,602

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2023 and 2022
(Unaudited)
(In thousands)

	2023	2022

Cash flows from operating activities:
Net earnings	$106,663	229,277
Adjustments to reconcile net earnings to net cash from operating activities:
Universal life and annuity contract interest (Note 1)	52,742	2,466
Surrender charges and other policy revenues	(18,025)	(14,338)
Realized (gains) losses on investments	(25,976)	(6,305)
Accretion/amortization of discounts and premiums, investments	(1,911)	(3,289)
Depreciation and amortization	7,449	10,598
Increase (decrease) in estimated credit losses on investments	721	812
(Increase) decrease in value of debt securities trading	17,313	218,218
(Increase) decrease in value of equity securities	(1,807)	4,942
(Increase) decrease in value of derivative options	(4,045)	89,173
(Increase) decrease in deferred policy acquisition and sales inducement costs, and value of business acquired (Note 1)	44,911	24,298
(Increase) decrease in accrued investment income	(3,454)	(7,955)
(Increase) decrease in reinsurance recoverable (Note 1)	141,521	142,466
(Increase) decrease in cost of reinsurance	8,383	8,192
(Increase) decrease in other assets (Note 1)	(16,059)	(311)
Increase (decrease) in liabilities for future policy benefits (Note 1)	30,635	10,064
Increase (decrease) in market risk benefits liability (Note 1)	5,248	(149,083)
Increase (decrease) in other policyholder liabilities	(37,910)	12,214
Increase (decrease) in Federal income tax liability	3,347	(16,747)
Increase (decrease) in deferred Federal income tax (Note 1)	3,077	53,023
Increase (decrease) in funds withheld liability	(171,881)	(360,791)
Increase (decrease) in other liabilities (Note 1)	58,613	(15,188)

Net cash provided by operating activities	199,555	231,736

Cash flows from investing activities:
Proceeds from sales of:
Debt securities available-for-sale	44,678	39,254
Debt securities trading	50,978	17,183
Other investments	28,615	4,053
Proceeds from maturities, redemptions, and prepayments of:
Debt securities available-for-sale	543,719	822,494
Debt securities trading	61,702	82,445
Other investments	22,576	23,748
Derivatives, index options	11,825	46,561
Purchases of:
Debt securities available-for-sale	(145,243)	(807,484)

	Continued on Next Page

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) For the Nine Months Ended September 30, 2023 and 2022 (Unaudited) (In thousands)

	2023	2022

Debt securities trading	(69,197)	(290,799)
Equity securities	(799)	(900)
Derivatives, index options	(39,575)	(39,762)
Other investments	(55,232)	(112,389)
Property, equipment, and other productive assets	(2,220)	(1,348)
Net change in short-term investments	(3,884)	—
Principal payments on mortgage loans	21,846	23,076
Cost of mortgage loans acquired	(6,800)	(45,402)
Decrease (increase) in policy loans	2,137	263
Other (increases) decreases to funds withheld	8,207	(372)

Net cash provided by (used in) investing activities	473,333	(239,379)

Cash flows from financing activities:
Deposits to account balances for universal life and annuity contracts (Note 1)	75,303	252,873
Return of account balances on universal life and annuity contracts (Note 1)	(722,477)	(628,900)
Principal payments under finance lease obligation	(255)	(254)

Net cash provided by (used in) financing activities	(647,429)	(376,281)

Effect of foreign exchange (Note 1)	11	439

Net increase (decrease) in cash, cash equivalents, and restricted cash	25,470	(383,485)
Cash, cash equivalents, and restricted cash at beginning of period	295,270	714,624

Cash, cash equivalents and restricted cash at end of period	$320,740	331,139

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$56	56
Income taxes	38,060	23,643

Noncash operating activities:
Net deferral and amortization of sales inducements (Note 1)	$(10,375)	(3,159)
Establishment of funds withheld liability (Note 1)	—	243,123
Deferred gain on reinsurance	—	21,196

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. Except for the retroactive adoption of a required change in accounting standard as discussed below and as further described in Note (2) New Accounting Pronouncements, in the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position and results of operations of National Western Life Group, Inc. ("NWLGI") and its wholly owned subsidiaries (collectively, the “Company”), on a basis consistent with the prior audited consolidated financial statements, as of September 30, 2023, and for the three and nine months ended September 30, 2023 and September 30, 2022. Certain reclasses of prior year balances have been made for comparison. The results of operations for the nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year. It is recommended that these Condensed Consolidated Financial Statements, excluding balances affected by the adoption of Accounting Standards Update (ASU) 2018-12 noted below, be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 which is accessible free of charge through the Company's internet site at www.nwlgi.com or the Securities and Exchange Commission internet site at www.sec.gov. Except for balances affected by the adoption of ASU 2018-12 noted below, the Condensed Consolidated Balance Sheet at December 31, 2022 has been derived from the audited consolidated financial statements as of that date.

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

The table below shows the net unrealized gains and losses on available-for-sale securities that were reclassified out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2023 and September 30, 2022.

Affected Line Item in the Condensed Consolidated Statements of Earnings	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)

Other net investment gains	$231	(163)	344	5,061
Earnings before Federal income taxes	231	(163)	344	5,061
Federal income taxes	48	(34)	72	1,063

Net earnings	$183	(129)	272	3,998

Restatement of prior period consolidated financial statements as a result of adopting ASU 2018-12

As a result of the adoption of Accounting Standards Update 2018-12 Financial Services - Insurance (Topic 944) - Targeted Improvements to the Accounting for Long-Duration Contracts ("LDTI" or "ASU 2018-12"), the results and related disclosures for the comparative 2022 periods presented in this Form 10-Q were recast to be presented as if the requirements of LDTI had been in effect during those periods. Implementation of LDTI affected various line items in each condensed consolidated financial statement. Refer to Note (2) New Accounting Policies for more details about the new guidance and a summary of the restated balances.

The Company adopted ASU 2018-12 guidance effective January 1, 2023 using the modified retrospective transaction method, where permitted, for changes in the liability for future policy benefits and deferred policy acquisition costs and related balances, and the retrospective transition method for market risk benefits. The transition date for restatement was January 1, 2021 and amounts previously reported were retroactively restated, including those amounts shown for the three and nine months ended September 30, 2022, and as of December 31, 2022.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Interim Condensed Consolidated Statements of Earnings:

	Three Months Ended September 30, 2022
	As previously Reported	Effect of Change	As Currently Reported

	(In thousands, except per share amounts)

Premiums and other revenues:
Universal life and annuity contract charges	$36,063	(2,253)	33,810
Traditional life and SPIAWLC premiums	21,639	698	22,337
Other revenues	5,922	(161)	5,761
Total Revenues	143,873	(1,716)	142,157

Benefits and Expenses:
Life and other policy benefits	37,356	(9,588)	27,768
Remeasurement gain/loss	—	9,827	9,827
Market risk benefits expense	—	(33,571)	(33,571)
Amortization of deferred transaction costs	31,679	(10,066)	21,613
Universal life and annuity contract interest	17,548	24,687	42,235
Total benefit and expenses	115,970	(18,711)	97,259

Federal income taxes	6,142	3,568	9,710

Net earnings	21,761	13,427	35,188

Basic earnings per share:
Class A (Note 4)	6.15	3.80	9.95
Class B (Note 4)	3.08	1.90	4.98

Diluted earnings per share:
Class A (Note 4)	6.15	3.80	9.95
Class B (Note 4)	3.08	1.90	4.98

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended September 30, 2022
	As previously Reported	Effect of Change	As Currently Reported

	(In thousands, except per share amounts)

Premiums and other revenues:
Universal life and annuity contract charges	$101,406	(1,978)	99,428
Traditional life and SPIAWLC premiums	65,619	5,500	71,119
Other revenues	17,297	(161)	17,136
Total Revenues	395,329	3,361	398,690

Benefits and Expenses:
Life and other policy benefits	114,432	(26,951)	87,481
Remeasurement gain/loss	—	9,827	9,827
Market risk benefits expense	—	(150,069)	(150,069)
Amortization of deferred transaction costs	88,451	(20,902)	67,549
Universal life and annuity contract interest	(11,058)	13,524	2,466
Total benefit and expenses	284,115	(174,571)	109,544

Federal income taxes	22,504	37,365	59,869

Net earnings	88,710	140,567	229,277

Basic earnings per share:
Class A (Note 4)	25.09	39.75	64.84
Class B (Note 4)	12.54	19.88	32.42

Diluted earnings per share:
Class A (Note 4)	25.09	39.75	64.84
Class B (Note 4)	12.54	19.88	32.42

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Interim Condensed Consolidated Statement of Changes in Stockholders' Equity:

	Three Months Ended September 30, 2022
	As previously Reported	Effect of Change	As Currently Reported

	(In thousands)

Retained Earnings:
Balance at June 30, 2022	$2,348,935	227,306	2,576,241
Net earnings	21,761	13,427	35,188
Balance at September 30, 2022	2,370,696	240,733	2,611,429
Balance at December 31, 2022	2,381,856	245,533	2,627,389

Accumulated Other Comprehensive Income (Loss):
Unrealized gains (losses) on non-impaired securities:
Balance at June 30, 2022	(287,430)	(156,779)	(444,209)
Other comprehensive income (loss), net of income tax	(181,077)	(106,132)	(287,209)
Balance at September 30, 2022	(468,507)	(262,911)	(731,418)
Balance at December 31, 2022	(419,965)	(233,466)	(653,431)

Change in LFPB due to discount rate changes:
Balance at June 30, 2022	—	96,167	96,167
Impact of discount rate changes during the period	—	51,262	51,262
Balance at September 30, 2022	—	147,429	147,429
Balance at December 31, 2022	—	170,701	170,701

Foreign currency translation adjustments:
Balance at June 30, 2022	5,391	932	6,323
Change in translation adjustments during period	48	3	51
Balance at September 30, 2022	5,439	935	6,374
Balance at December 31, 2022	5,507	943	6,450

Total Accumulated Other Comprehensive Income (Loss):
Balance at June 30, 2022	(295,138)	(59,680)	(354,818)
Change during period	(179,894)	(54,867)	(234,761)
Balance at September 30, 2022	(475,032)	(114,547)	(589,579)
Balance at December 31, 2022	(416,397)	(61,822)	(478,219)

Total stockholders' equity:
Balance at June 30, 2022	2,095,549	167,626	2,263,175
Balance at September 30, 2022	1,937,416	126,186	2,063,602
Balance at December 31, 2022	2,007,211	183,711	2,190,922

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended September 30, 2022
	As previously Reported	Effect of Change	As Currently Reported

	(In thousands)

Retained Earnings:
Balance at December 31, 2021	$2,281,986	100,166	2,382,152
Net earnings	88,710	140,567	229,277
Balance at September 30, 2022	2,370,696	240,733	2,611,429
Balance at December 31, 2022	2,381,856	245,533	2,627,389

Accumulated Other Comprehensive Income (Loss):
Unrealized gains (losses) on non-impaired securities:
Balance at December 31, 2021	226,220	140,889	367,109
Other comprehensive income (loss), net of income tax	(694,727)	(403,800)	(1,098,527)
Balance at September 30, 2022	(468,507)	(262,911)	(731,418)
Balance at December 31, 2022	(419,965)	(233,466)	(653,431)

Change in LFPB due to discount rate changes:
Balance at December 31, 2021	—	(60,121)	(60,121)
Impact of discount rate changes during the period	—	207,550	207,550
Balance at September 30, 2022	—	147,429	147,429
Balance at December 31, 2022	—	170,701	170,701

Foreign currency translation adjustments:
Balance at December 31, 2021	5,100	928	6,028
Change in translation adjustments during period	339	7	346
Balance at September 30, 2022	5,439	935	6,374
Balance at December 31, 2022	5,507	943	6,450

Total Accumulated Other Comprehensive Income (Loss):
Balance at December 31, 2021	215,953	81,696	297,649
Change during period	(690,985)	(196,243)	(887,228)
Balance at September 30, 2022	(475,032)	(114,547)	(589,579)
Balance at December 31, 2022	(416,397)	(61,822)	(478,219)

Total stockholders' equity:
Balance at December 31, 2021	2,539,691	181,862	2,721,553
Balance at September 30, 2022	1,937,416	126,186	2,063,602
Balance at December 31, 2022	2,007,211	183,711	2,190,922

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Interim Condensed Consolidated Statement of Cash Flows:

	Nine Months Ended September 30, 2022
	As previously Reported	Effect of Change	As Currently Reported

	(In thousands)

Cash flows from operating activities:
Net earnings	$88,710	140,567	229,277
Adjustments to reconcile net earnings to net cash from operating activities:
Universal life and annuity contract interest	(11,058)	13,524	2,466
(Increase) decrease in deferred policy acquisition and sales inducement costs, and value of business acquired	47,694	(23,396)	24,298
(Increase) decrease in reinsurance recoverable	81,454	61,012	142,466
(Increase) decrease in other assets	(333)	22	(311)
Increase (decrease) in liabilities for future policy benefits	93,088	(83,024)	10,064
Increase (decrease) in market risk benefits liability	—	(149,083)	(149,083)
Increase (decrease) in deferred Federal income tax	15,658	37,365	53,023
Increase (decrease) in other liabilities	(15,347)	159	(15,188)
Net cash provided by (used in) operating activities	234,590	(2,854)	231,736
Cash flows from financing activities:
Deposits to account balances for universal life and annuity contracts	258,248	(5,375)	252,873
Return of account balances on universal life and annuity contracts	(637,119)	8,219	(628,900)
Net cash provided by (used in) financing activities	(379,125)	2,844	(376,281)
Effect of foreign exchange	429	10	439

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

The following table summarizes the restated Deferred policy acquisition costs ("DPAC") and Deferred sales inducements ("DSI") balances as of the transition date, January 1, 2021, due to the adoption of ASU 2018-12.

	Domestic Traditional Life	Domestic Universal Life	International Traditional Life	International Universal Life	Annuities excl. SPIAs WLC	ONL & Affiliates

	(In thousands)

Deferred policy acquisition costs:
Balance, December 31, 2020	$4,014	96,513	13,399	157,186	103,179	7,789
Removal of shadow balances in Accumulated other comprehensive income (loss)	—	47,620	—	27,076	239,099	—

Adjusted balance, January 1, 2021	$4,014	144,133	13,399	184,262	342,278	7,789

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Domestic Traditional Life	Domestic Universal Life	International Traditional Life	International Universal Life	Annuities excl. SPIAs WLC	ONL & Affiliates

	(In thousands)

Deferred sales inducements:
Balance, December 31, 2020	$—	—	—	—	43,845	—
Removal of shadow balances in Accumulated other comprehensive income (loss)	—	—	—	—	52,533	—

Adjusted balance, January 1, 2021	$—	—	—	—	96,378	—

The following table summarizes restated DPAC and DSI balances by product line in the Consolidated Balance Sheet as of January 1, 2021.

	DPAC Balances	DSI Balances

	(In thousands)

Domestic traditional life	$4,014	—
Domestic universal life	144,133	—
International traditional life	13,399	—
International universal life	184,262	—
Annuities, excluding SPIAs with life contingencies	342,278	96,378
ONL & Affiliates	7,789	—

Balance Sheet balance as of January 1, 2021	$695,875	96,378

A table presenting the change in Value of business acquired (VOBA) between December 31, 2020 and January 1, 2021 for the adoption of ASU 2018-12 is not included as VOBA is not impacted by shadow balance accounting. However, the method of recognizing amortization expense of VOBA in the Condensed Consolidated Statements of Earnings subsequent to January 1, 2021 has changed consistent with the method of determining amortization expense for DPAC and DSI balances. Refer to Note (5) Deferred Transaction Costs for further information concerning amortization of Deferred Transaction Costs balances effected by the adoption of ASU 2018-12.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The net transition adjustment for the Liability for future policy benefits is due to the difference in the discount rate used previously and the discount rate used for the adoption of ASU 2018-12 at January 1, 2021. The transition adjustment for DPAC and DSI removed the shadow adjustments pertaining to unrealized investment gains/(losses) previously required to be allocated from Accumulated Other Comprehensive Income (Loss). The transition adjustment for Market risk benefits is the difference between reporting certain contracts and contract features at fair value under ASU 2018-12 as opposed to the carrying amount previously required under GAAP.

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

The following tables summarize restated DPAC, DSI, and VOBA balances as of December 31, 2021 and the changes in these balances subsequent to the January 1, 2021 transition date. The balances as of December 31, 2021 establish the beginning balances for reporting the results for the nine months ended September 30, 2022.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes the restated Liability for policyholder account balances as of December 31, 2021 and the changes in this balance subsequent to the January 1, 2021 transition date. The balance as of December 31, 2021 establishes the beginning balance for reporting the results for the nine months ended September 30, 2022.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes the restated Additional liability in excess of account balances as of December 31, 2021 and the changes in this balance subsequent to the January 1, 2021 transition date. The balance as of December 31, 2021 establishes the beginning balance for reporting the results for the nine months ended September 30, 2022.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes the restated Liability for future policy benefits balance as of December 31, 2021 and the changes in this balance subsequent to the January 1, 2021 transition date. The balance as of December 31, 2021 establishes the beginning balance for reporting the results for the nine months ended September 30, 2022.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes the net Market risk benefit liability balance as of December 31, 2021 and the changes in this net balance subsequent to the January 1, 2021 transition date. The net balance as of December 31, 2021 establishes the beginning net balance for reporting the results for the nine months ended September 30, 2022.

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

(3) STOCKHOLDERS' EQUITY

Prior to his death on November 7, 2023, Robert L. Moody, Sr., the Chairman Emeritus of the Company, was the controlling stockholder of the Company because he controlled, through the Moody Revocable Trust, 99.0% of the total outstanding shares of the Company's Class B Common Stock as of September 30, 2023. Under the terms of the Moody Revocable Trust, the shares of Class B Common Stock held by the Moody Revocable Trust pass to Three R Trust, a trust created by Robert L. Moody Sr. for the benefit of his children and their lineal descendants. The trustee of the Moody Revocable Trust, however, is authorized to retain trust properties, including the shares of Class B Common Stock, for as long as is necessary to administer the trust and Robert L. Moody Sr.'s estate, including the payment of debts, expenses and taxes. Therefore, upon Robert L. Moody, Sr.'s death, Three R Trust acquired beneficial ownership of the shares of Class B Common Stock held by the Moody Revocable Trust. However, legal title will remain with the Moody Revocable Trust for the foreseeable future. Therefore, until the transfer of legal title to Three R Trust, Moody National Bank (as trustee of the Moody Revocable Trust) retains the voting power with respect to those shares of Class B Common Stock.

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

As the sole owner of National Western, all dividends declared by National Western are payable entirely to NWLGI and are eliminated in consolidation. National Western is restricted by state insurance laws as to dividend amounts which may be paid to stockholders without prior approval from the Colorado Division of Insurance. The restrictions are based on the lesser of statutory earnings from operations, excluding capital gains, or 10% of statutory surplus of National Western as of the previous year-end. Under these guidelines, the maximum dividend payment which may be made without prior approval in 2023 is $66.5 million. National Western did not declare or pay cash dividends to NWLGI during the nine months ended September 30, 2023. Dividends in the amount of $2.0 million were paid to NWLGI in the nine months ended September 30, 2022.

Ozark National is similarly restricted under the state insurance laws of Missouri as to dividend amounts which may be paid to stockholders without prior approval to the greater of 10.0% of the statutory surplus of the company from the preceding year-end or the company's net gain from operations, excluding capital gains, from the prior calendar year. Based upon this restriction, the maximum dividend payment which may be made in 2023 without prior approval is $21.6 million. All dividends declared by Ozark National are payable entirely to NWLIC as the sole owner and are eliminated in consolidation. Ozark National did not declare or pay cash dividends to NWLIC during the nine months ended September 30, 2023 and 2022.

NIS is restricted under FINRA rules as to the maximum dividend amounts that can be paid out to stockholders. Maximum allowable dividend amounts are determined based on calculations which require that certain net capital thresholds be maintained after dividends are paid out. Under these guidelines, the maximum dividend payment amount at December 31, 2022 was $13.6 million. During the nine months ended September 30, 2023, NIS declared and paid a $12.0 million dividend to NWLGI as its sole stock owner. No dividends were declared or paid in the nine months ended September 30, 2022. All dividends declared and paid by NIS are eliminated in consolidation.

The Company entered into an agreement and plan of merger on October 8, 2023 with S. USA Life Insurance Company Inc. and PGH Merger Inc. At the effective time of the merger, each issued and outstanding share of Class A Common Stock and Class B Common Stock will be converted into the right to receive $500.00 per share in cash, without interest.

NWLGI did not declare or pay cash dividends on its common shares during the nine months ended September 30, 2023 and 2022. Under the terms of the merger agreement, the Company is not permitted to pay cash dividends prior to the closing of the merger, except for annual cash dividends of not more than $0.36 per share on Class A Common Stock ($0.18 per share for Class B Common Stock), consistent with the Company's historical payment schedule. Accordingly, on October 26, 2023, the Company's board of directors declared a cash dividend in the respective per share amounts described above, payable December 1, 2023 to stockholders of records as of November 6, 2023.

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

As previously described in Note (1) Consolidation and Basis of Presentation and Note (2) New Accounting Pronouncements, the results for the three and nine months ended September 30, 2022 have been restated for the adoption of Accounting Standards Update 2018-12 Financial Services-Insurance (Topic 944) - Targeted Improvements to the Accounting for Long-Duration Contracts. Accordingly, the earnings per share information presented in the following table for the three and nine months ended September 30, 2022 has been updated and differs from that previously reported.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended September 30,
	2023		2022
	Class A	Class B	Class A	Class B

	(In thousands except per share amounts)

Numerator for Basic and Diluted Earnings Per Share:
Net earnings	$64,725		35,188
Dividends - Class A shares	—		—
Dividends - Class B shares	—		—

Undistributed earnings	$64,725		35,188

Allocation of net earnings:
Dividends	$—	—	—	—
Allocation of undistributed earnings	62,895	1,830	34,193	995

Net earnings	$62,895	1,830	34,193	995

Denominator:
Basic earnings per share - weighted-average shares	3,436	200	3,436	200
Effect of dilutive stock options	—	—	—	—

Diluted earnings per share - adjusted weighted-average shares for assumed conversions	3,436	200	3,436	200

Basic earnings per share	$18.30	9.15	9.95	4.98

Diluted earnings per share	$18.30	9.15	9.95	4.98

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended September 30,
	2023		2022
	Class A	Class B	Class A	Class B

	(In thousands except per share amounts)

Numerator for Basic and Diluted Earnings Per Share:
Net earnings	$106,663		229,277
Dividends - Class A shares	—		—
Dividends - Class B shares	—		—

Undistributed earnings	$106,663		229,277

Allocation of net earnings:
Dividends	$—	—	—	—
Allocation of undistributed earnings	103,647	3,016	222,793	6,484

Net earnings	$103,647	3,016	222,793	6,484

Denominator:
Basic earnings per share - weighted-average shares	3,436	200	3,436	200
Effect of dilutive stock options	—	—	—	—

Diluted earnings per share - adjusted weighted-average shares for assumed conversions	3,436	200	3,436	200

Basic earnings per share	$30.17	15.08	64.84	32.42

Diluted earnings per share	$30.17	15.08	64.84	32.42

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(5) DEFERRED TRANSACTION COSTS

Deferred transaction costs include deferred policy acquisition costs ("DPAC"), deferred sales inducements ("DSI"), value of business acquired ("VOBA"), and cost of reinsurance ("COR").

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Deferred Policy Acquisition Costs - A summary of information related to DPAC is provided in the following table.

	Nine Months Ended September 30, 2023
	Domestic Traditional Life	Domestic Universal Life	International Traditional Life	International Universal Life	Annuities excl. SPIAs WLC	ONL & Affiliates

	(In thousands)

Balance, beginning of period	$3,159	176,034	11,151	152,287	306,489	14,762
Capitalization additions	11	11,646	—	394	5,458	3,172
Amortization	(213)	(9,470)	(1,046)	(11,176)	(26,241)	(644)
Experience adjustment	3	(102)	22	(25)	161	5

Balance, end of period	$2,960	178,108	10,127	141,480	285,867	17,295

	Nine Months Ended September 30, 2022
	Domestic Traditional Life	Domestic Universal Life	International Traditional Life	International Universal Life	Annuities excl. SPIAs WLC	ONL & Affiliates

	(In thousands)

Balance, beginning of period	$3,448	167,748	12,415	167,556	341,897	11,289
Capitalization additions	14	19,884	—	113	15,010	3,198
Amortization	(232)	(11,924)	(956)	(11,648)	(24,591)	(552)
In force ceded	—	—	—	—	(19,622)	—
Experience adjustment	—	29	—	(6)	42	—

Balance, end of period	$3,230	175,737	11,459	156,015	312,736	13,935

The following table summarizes DPAC balances by product line as of the end of the following periods.

	September 30,
	2023	2022

	(In thousands)

Domestic traditional life	$2,960	3,230
Domestic universal life	178,108	175,737
International traditional life	10,127	11,459
International universal life	141,480	156,015
Annuities, excl. SPIAs with life contingencies	285,867	312,736
ONL & Affiliates	17,295	13,935

Total	$635,837	673,112

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Deferred Sales Inducements - A summary of information related to DSI is provided in the following tables.

	Nine Months Ended September 30, 2023
	Domestic Traditional Life	Domestic Universal Life	International Traditional Life	International Universal Life	Annuities excl. SPIAs WLC	ONL & Affiliates

	(In thousands)

Balance, beginning of period	$—	—	—	—	85,303	—
Capitalization additions	—	—	—	—	(4,199)	—
Amortization	—	—	—	—	(6,212)	—
Experience adjustment	—	—	—	—	36	—

Balance, end of period	$—	—	—	—	74,928	—

	Nine Months Ended September 30, 2022
	Domestic Traditional Life	Domestic Universal Life	International Traditional Life	International Universal Life	Annuities excl. SPIAs WLC	ONL & Affiliates

	(In thousands)

Balance, beginning of period	$—	—	—	—	102,976	—
Capitalization additions	—	—	—	—	4,901	—
Amortization	—	—	—	—	(8,091)	—
In force ceded	—	—	—	—	(11,219)	—
Experience adjustment	—	—	—	—	31	—

Balance, end of period	$—	—	—	—	88,598	—

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes DSI balances by product line as of the end of the following periods.

	September 30,
	2023	2022

	(In thousands)

Domestic traditional life	$—	—
Domestic universal life	—	—
International traditional life	—	—
International universal life	—	—
SPIAs with life contingencies	—	—
Annuities, excluding SPIAs with life contingencies	74,928	88,598
ONL & Affiliates	—	—

Total	$74,928	88,598

Value of Business Acquired - A summary of information related to VOBA is provided in the following table.

	September 30,
	2023	2022

	(In thousands)

Balance, beginning of period	$138,495	149,408
Amortization	(6,523)	(9,518)
Experience adjustment	32	—

Balance as of end of period	$132,004	139,890

Estimated future amortization of VOBA, net of interest, is as follows as of September 30, 2023:

(In thousands)

Remainder of 2023	$2,101
2024	8,141
2025	7,734
2026	7,326
2027	6,942

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Cost of Reinsurance - A summary of information related to COR is provided in the following table.

	Nine Months Ended September 30,
	2023		2022

	SPIAs WLC	Annuities excl. SPIAs WLC	SPIAs WLC	Annuities excl. SPIAs WLC
	(In thousands)

Balance, beginning of period	$11,897	66,431	12,591	77,095
Additions	—	—	—	—
Amortization	(604)	(7,779)	(503)	(7,689)
Experience Adjustment	—	—	—	—

Balance as of end of period	$11,293	58,652	12,088	69,406

The following table summarizes the COR balance by product line as of the end of the following periods.

	September 30,
	2023	2022

	(In thousands)

SPIAs with life contingencies	$11,293	12,088
Annuities, excl. SPIAs with life contingencies	58,652	69,406

Total	$69,945	81,494

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

	Nine Months Ended September 30, 2023
	Domestic Universal Life	International Universal Life	Annuities excl. SPIAs WLC

	(In thousands)

Balance, beginning of period	$1,409,471	575,096	5,677,218
Premiums received	85,794	27,508	85,174
Policy charges	(49,789)	(56,523)	(22,595)
Surrenders and withdrawals	(50,399)	(37,170)	(446,357)
Benefit payments	(21,739)	(1,984)	(141,361)
Interest credited	20,509	7,004	41,292
Change in embedded derivative	26,014	4,203	(36,488)
Other	2,218	(614)	(18,877)

Balance, end of period	1,422,079	517,520	5,138,006
Less reinsurance recoverable	—	—	(1,135,906)

Ending balance, net of reinsurance	$1,422,079	517,520	4,002,100

Weighted-average crediting rate	2.14%	1.62%	0.94%
Net amount at risk	$1,614	6,443	1,208,274
Cash surrender value	$1,209,991	485,660	4,883,247

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended September 30, 2022
	Domestic Universal Life	International Universal Life	Annuities excl. SPIAs WLC

	(In thousands)

Balance, beginning of period	$1,412,058	647,586	6,161,300
Issuances	—	—	—
Premiums received	120,956	31,738	196,463
Policy charges	(53,411)	(52,904)	(22,259)
Surrenders and withdrawals	(41,785)	(32,791)	(369,437)
Benefit payments	(16,428)	(1,550)	(148,832)
Interest credited	37,863	13,772	57,969
Change in embedded derivative	(54,767)	(14,161)	(4,515)
Other	371	1,476	(15,216)

Balance, end of period	1,404,857	593,166	5,855,473
Less reinsurance recoverable	—	—	(1,290,600)

Ending balance, net of reinsurance	$1,404,857	593,166	4,564,873

Weighted-average crediting rate	4.13%	2.97%	1.24%
Net amount at risk	$1,638	7,318	1,111,573
Cash surrender value	$1,228,130	555,903	5,473,356

The following table summarizes the Liability for policyholder account balances by line of business as of the end of the following periods.

	September 30,
	2023	2022

	(In thousands)

Domestic universal life	$1,422,079	1,404,857
International universal life	517,520	593,166
Annuities excl. SPIAs with life contingencies	5,138,006	5,855,473
Unearned revenue reserve	1,286	5,885

Total	$7,078,891	7,859,381

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums.

	September 30, 2023
	At Guaranteed Minimum	1-50 Basis Points Above	51-150 Basis Points Above	Greater Than 150 Basis Points Above	Total

	(In thousands)

Range of guaranteed minimum crediting rate:
Less than 2.00%	$1,810,654	1,901	17,311	116,475	1,946,341
2.00% - 2.99%	522,451	7,940	88,704	48,025	667,120
3.00% - 3.99%	423,674	37,995	2,691	27	464,387
4.00% and greater	385,534	—	—	37	385,571

Total	$3,142,313	47,836	108,706	164,564	3,463,419

	September 30, 2022
	At Guaranteed Minimum	1-50 Basis Points Above	51-150 Basis Points Above	Greater Than 150 Basis Points Above	Total

	(In thousands)

Range of guaranteed minimum crediting rate:
Less than 2.00%	$2,044,059	2,104	90,636	124,486	2,261,285
2.00% - 2.99%	509,776	7,997	104,561	—	622,334
3.00% - 3.99%	505,906	44,369	2,868	26	553,169
4.00% and greater	410,007	—	—	35	410,042

Total	$3,469,748	54,470	198,065	124,547	3,846,830

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

	Nine Months Ended September 30, 2023
	Domestic Universal Life	International Universal Life	Annuities

	(In thousands)

Balance, beginning of period	$63,804	46,402	38,502
Beginning balance before shadow reserve adjustments	63,804	46,402	38,502
Effect of changes in cash flow assumptions	1,870	6,055	(1,759)
Effect of actual variances from expected experience	5,898	(736)	625

Adjusted beginning of period balance	71,572	51,721	37,368
Issuances	—	—	—
Interest accrual	950	340	1,093
Assessments collected	15,875	7,546	(98)
Benefit payments	(18,318)	(7,610)	(1,343)
Derecognition (lapses and withdrawals)	—	—	—
Other	(39)	(1,002)	(15)

Ending balance before shadow reserve adjustments	70,040	50,995	37,005
Effect of shadow reserve adjustments	—	—	—

Balance, end of period	70,040	50,995	37,005
Less reinsurance recoverable, end of period	—	—	(37,005)

Net additional liability, after reinsurance recoverable	$70,040	50,995	—

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended September 30, 2022
	Domestic Universal Life	International Universal Life	Annuities

	(In thousands)

Balance, beginning of period	$54,097	48,336	12,718
Beginning balance before shadow reserve adjustments	54,097	48,336	12,718
Effect of changes in cash flow assumptions	3,844	(18)	24,599
Effect of actual variances from expected experience	5,493	7,118	1,843

Adjusted beginning of period balance	63,434	55,436	39,160
Issuances	—	—	—
Interest accrual	1,993	1,154	589
Assessments collected	13,436	6,011	(69)
Benefit payments	(16,031)	(15,768)	(1,146)
Derecognition (lapses and withdrawals)	—	—	—
Other	(30)	524	(9)

Ending balance before shadow reserve adjustments	62,802	47,357	38,525
Effect of shadow reserve adjustments	—	—	—

Balance, end of period	62,802	47,357	38,525
Less reinsurance recoverable, end of period	—	—	(38,525)

Net additional liability, after reinsurance recoverable	$62,802	47,357	—

The following table summarizes the Additional liability for benefits in excess of account balance by line of business as of the end of the following periods.

	September 30,
	2023	2022

	(In thousands)

Domestic universal life	$70,040	62,802
International universal life	50,995	47,357
Annuities	37,005	38,525

Total	$158,040	148,684

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table provides the amount of gross assessments and interest expense related to annuitization and death or other insurance benefits recognized in the Condensed Consolidated Statements of Earnings related to additional insurance liabilities.

	Gross Assessments		Interest Expenses
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)

Domestic universal life	$45,525	39,029	950	1,993
International universal life	30,401	25,005	340	1,154
Annuities	(127)	(2,952)	1,093	589

Total	$75,799	61,082	2,383	3,736

The following tables summarize balances and changes in the Liability for future policy benefits balance for traditional life contracts and single premium immediate annuities with life contingencies.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		Nine Months Ended September 30, 2023
		Domestic Traditional Life	International Traditional Life	SPIAs With Life Contingency	ONL & Affiliates

		(In thousands)

Present value of expected net premiums	Balance, beginning of period	$260	33,998	—	402,744
	Beginning balance at original discount rate	660	35,906	—	494,961
	Effect of changes in cash flow assumptions	(325)	4,019	—	6,353
	Effect of actual variances from expected experience	133	(1,139)	—	(3,726)

	Adjusted beginning of period balance	468	38,786	—	497,588
	Issuances	—	—	—	7,497
	Interest accrual	(19)	1,121	—	11,972
	Net premium collected	(132)	(3,386)	—	(29,052)

	Ending balance at original discount rate	317	36,521	—	488,005
	Effect of changes in discount rate assumptions	(488)	(3,364)	—	(109,489)

	Balance, end of period	$(171)	33,157	—	378,516

Present value of expected future policy benefits	Balance, beginning of period	$70,165	99,167	191,817	975,999
	Beginning balance at original discount rate	62,839	100,976	215,637	1,293,523
	Effect of changes in cash flow assumptions	(824)	4,433	—	6,876
	Effect of actual variances from expected experience	(132)	(3,872)	3,083	(3,273)

	Adjusted beginning of period balance	61,883	101,537	218,720	1,297,126
	Issuances	—	—	9,005	7,340
	Interest accrual	2,851	4,104	5,305	30,313
	Benefit payments	(3,825)	(4,740)	(16,752)	(42,932)
	Derecognition (lapses and withdrawals)	—	—	(5,032)	—
	Other	114	(1,250)	(322)	(1,694)

	Ending balance at original discount rate	61,023	99,651	210,924	1,290,153
	Effect of changes in discount rate assumptions	4,590	(5,637)	(28,456)	(377,110)

	Balance, end of period	65,613	94,014	182,468	913,043

	Net liability for future policy benefits	65,784	60,857	182,468	534,527
	Less reinsurance recoverable	(12,665)	(532)	(152,949)	(24,395)

	Net liability for future policy benefits, after reinsurance	$53,119	60,325	29,519	510,132

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		Nine Months Ended September 30, 2022
		Domestic Traditional Life	International Traditional Life	SPIAs With Life Contingencies	ONL & Affiliates

		(In thousands)

Present value of expected net premiums	Balance, beginning of period	$395	50,123	—	340,287
	Beginning balance at original discount rate	706	40,670	—	330,854
	Effect of changes in cash flow assumptions	—	—	—	169,179
	Effect of actual variances from expected experience	109	(258)	—	10,761

	Adjusted beginning of period	815	40,412	—	510,794
	Issuances	—	—	—	6,217
	Interest accrual	1	1,266	—	8,013
	Net premium collected	(62)	(3,605)	—	(24,214)

	Ending balance at original discount rate	754	38,073	—	500,810
	Effect of changes in discount rate assumptions	(389)	(2,697)	—	(57,403)

	Balance, end of period	$365	35,376	—	443,407

Present value of expected future policy benefits	Balance, beginning of period	$90,864	131,707	244,551	1,158,431
	Beginning balance at original discount rate	64,242	105,103	223,904	1,114,085
	Effect of changes in cash flow assumptions	—	—	172	175,122
	Effect of actual variances from expected experience	(142)	(2,098)	3,032	11,758

	Adjusted beginning of year balance	64,100	103,005	227,108	1,300,965
	Issuances	—	—	9,554	5,918
	Interest accrual	2,946	4,321	5,440	25,989
	Benefit payments	(3,661)	(3,658)	(17,667)	(44,116)
	Derecognition (lapses and withdrawals)	—	—	(4,927)	—
	Other	137	(349)	—	(95)

	Ending balance at original discount rate	63,522	103,319	219,508	1,288,661
	Effect of changes in discount rate assumptions	6,238	(3,645)	(27,724)	(248,479)

	Balance, end of period	69,760	99,674	191,784	1,040,182

	Net liability for future policy benefits	69,395	64,298	191,784	596,775
	Less reinsurance recoverable	(12,431)	(553)	(161,944)	(26,239)

	Net liability for future policy benefits, after reinsurance	$56,964	63,745	29,840	570,536

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes the net Liability for future policy benefits by product line as of the end of the following periods.

	September 30,
	2023	2022

	(In thousands)

Domestic traditional life	$65,784	69,395
International traditional life	60,857	64,298
SPIAs with life contingencies	182,468	191,784
ONL & Affiliates	534,527	596,775

Total	$843,636	922,252

The following tables summarize the amount of revenue and interest related to traditional life contracts and single premium immediate annuities with life contingencies recognized in the Condensed Consolidated Statements of Earnings.

	Gross Premiums or Assessments		Interest Expense
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)

Domestic traditional life	$2,295	2,476	2,870	2,945
International traditional life	9,110	10,061	2,983	3,055
SPIAs with life contingencies	1,151	5,683	5,305	5,440
ONL & Affiliates	56,797	57,711	18,341	17,976

Total	$69,353	75,931	29,499	29,416

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table provides the amount of undiscounted expected gross premiums and expected future benefits and expenses for traditional life contracts and single premium immediate annuities with life contingencies.

	September 30,
	2023		2022
	Expected Future Gross Premiums	Expected Future Benefit Payments	Expected Future Gross Premiums	Expected Future Benefit Payments

	(In thousands)

Domestic traditional life	$32,013	103,177	33,319	108,001
International traditional life	162,304	221,506	163,976	225,183
SPIAs with life contingencies	—	281,949	—	291,505
ONL & Affiliates	1,411,244	2,272,002	953,990	1,704,224

Total	$1,605,561	2,878,634	1,151,285	2,328,913

The following tables summarize the annualized actual experience and expected experience for mortality and lapses of the Liability for future policy benefits and the Additional liability for benefits in excess of account balance.

	2023		2022
	Actual Experience	Expected Experience	Actual Experience	Expected Experience

Mortality:
Domestic traditional life	1.84%	2.12%	1.32%	1.89%
International traditional life	0.18%	0.41%	0.24%	0.37%
Domestic universal life	1.68%	1.91%	1.11%	1.69%
International universal life	0.27%	0.25%	0.27%	0.24%
SPIAs with life contingencies	11.62%	12.14%	8.44%	8.74%
Annuities excl. SPIAs with life contingencies	2.86%	2.61%	2.73%	2.67%
ONL & Affiliates	1.05%	0.86%	0.94%	0.82%

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	2023		2022
	Actual Experience	Expected Experience	Actual Experience	Expected Experience

Lapses:
Domestic traditional life	4.36%	6.02%	6.91%	6.51%
International traditional life	8.35%	7.75%	8.03%	7.92%
Domestic universal life	5.68%	3.40%	4.74%	4.69%
International universal life	11.94%	6.92%	8.39%	7.16%
SPIAs with life contingencies	N/A	N/A	N/A	N/A
Annuities excl. SPIAs with life contingencies	6.20%	4.27%	4.05%	4.24%
ONL & Affiliates	4.24%	4.75%	3.90%	7.96%

The following table provides the weighted-average durations in years of the Liability for future policy benefits and the Additional liability for benefits in excess of account balance.

	September 30,
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

	Interest Accretion Rate		Current Discount Rate
	September 30,		September 30,

	2023	2022	2023	2022

Domestic traditional life	6.73%	6.80%	5.60%	5.30%
Domestic universal life	4.56%	0.98%	4.56%	0.98%
International traditional life	5.16%	5.24%	5.60%	5.30%
International universal life	1.93%	1.53%	1.93%	1.53%
SPIAs with life contingencies	3.48%	3.36%	5.60%	5.30%
Annuities excl. SPIAs with life contingencies	1.02%	0.93%	1.02%	0.93%
ONL & Affiliates	3.25%	3.25%	6.15%	5.85%

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

	Nine Months Ended September 30, 2023
	Guaranteed Minimum Withdrawal Benefits	Guaranteed Annuitization Benefits	Guaranteed Minimum Death Benefits

	(In thousands)

Balance, beginning of period	$97,552	69,466	—
Balance, beginning of period, before effect of changes in instrument-specific credit risk	97,552	69,466	—
Issuances	64	—	—
Interest accrual	—	—	—
Attributed fees collected	37,572	—	—
Benefit payments	—	—	—
Effect of changes in interest rates	(25,485)	(5,426)	—
Effect of changes in equity markets	—	—	—
Effect of changes in equity index volatility	—	—	—
Actual policyholder behavior different from expected behavior	(1,304)	—	—
Effect of changes in future expected policyholder behavior	(173)	—	—
Effect of changes in other future expected assumptions	—	—	—

Balance, end of period, before effect of changes in instrument-specific credit risk	108,226	64,040	—
Effect of changes in the instrument-specific credit risk	—	—	—

Balance, end of period	108,226	64,040	—
Less reinsurance recoverable, end of period	(2,874)	(64,373)	—

Balance, end of period, net of reinsurance	$105,352	(333)	—

Net amount at risk	$1,082,774	125,500	—
Weighted-average attained age of contract holders	69.6	67.8	0.0

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended September 30, 2022
	Guaranteed Minimum Withdrawal Benefits	Guaranteed Annuitization Benefits	Guaranteed Minimum Death Benefits

	(In thousands)

Balance, beginning of period	$231,859	67,974	—
Balance, beginning of period, before effect of changes in instrument-specific credit risk	231,859	67,974	—
Issuances	420	—	—
Interest accrual	—	—	—
Attributed fees collected	37,587	—	—
Benefit payments	—	—	—
Effect of changes in interest rates	(184,636)	1,292	—
Effect of changes in equity markets	—	—	—
Effect of changes in equity index volatility	—	—	—
Actual policyholder behavior different from expected behavior	(3,746)	—	—
Effect of changes in future expected policyholder behavior	—	—	—
Effect of changes in other future expected assumptions	—	—	—

Balance, end of period, before effect of changes in instrument-specific credit risk	81,484	69,266	—
Effect of changes in the instrument-specific credit risk	—	—	—

Balance, end of period	81,484	69,266	—
Less reinsurance recoverable, end of period	2,865	(69,650)	—

Balance, end of period, net of reinsurance	$84,349	(384)	—

Net amount at risk	$982,619	128,954	—
Weighted-average attained age of contract holders	68.9	67.0	0.0

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes Market risk benefits liability balances separately by amounts in an asset position and amounts in a liability position to the Market risk benefits liability amounts as of the end of the following periods.

	September 30, 2023			September 30, 2022
	Asset	Liability	Net liability	Asset	Liability	Net liability

	(In thousands)

Guaranteed minimum withdrawal benefit	$48,240	156,466	108,226	51,881	133,365	81,484
Guaranteed annuitization benefits	—	64,040	64,040	—	69,266	69,266

Balance, end of period	$48,240	220,506	172,266	51,881	202,631	150,750

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(In thousands)

Service cost	$27	32	81	98
Interest cost	200	145	599	435
Expected return on plan assets	(311)	(394)	(931)	(1,181)
Amortization of net loss	70	34	209	101

Net periodic benefit cost	$(14)	(183)	(42)	(547)

The service cost shown above for each period represents plan expenses expected to be paid out of plan assets. Under the clarified rules of the Pension Protection Act, plan expenses paid from plan assets are to be included in the plan's service cost component.

The Company's minimum required contribution for the 2023 plan year is $0.0 million. There were no planned contributions remaining for the 2022 plan year as of September 30, 2023. There were no planned contributions remaining for the 2023 plan year as of September 30, 2023. As of September 30, 2023, the Company has made no contributions to the plan for the 2022 plan year and no contributions to the plan for the 2023 plan year.

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

On November 7, 2023, Robert L. Moody, Sr., Chairman Emeritus of the Company, passed away. Mr. Moody, Sr.'s wife predeceased him. Accordingly, the Company has no obligation to make any additional payments with respect to Mr. Moody, Sr.'s participation in the qualified pension plan and non-qualified defined benefit plans described above.

Effective November 1, 2005, National Western established a third non-qualified defined benefit plan for the benefit of Ross R. Moody, who was then President of the Company. This plan is intended to provide for post-2004 benefit accruals that supplement the pre-2005 benefit accruals under the first non-qualified plan as previously discussed, while complying with the requirements of the Act.

The following table summarizes the components of net periodic benefit costs for the non-qualified defined benefit plans.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(In thousands)

Service cost	$203	260	611	779
Interest cost	410	278	1,227	835
Amortization of prior service cost	14	14	44	44
Amortization of net loss	—	585	—	1,754

Net periodic benefit cost	$627	1,137	1,882	3,412

As the plans are not funded, there is no expected return on plan assets shown in the net periodic benefit cost table above. The Company expects to contribute $2.0 million to these plans in 2023. As of September 30, 2023, the Company had contributed $1.3 million to the plans.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(In thousands)

Interest cost	$60	44	182	130
Amortization of net loss	—	52	—	156

Net periodic benefit cost	$60	96	182	286

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
A summary of segment information as of September 30, 2023 and December 31, 2022 for the Condensed Consolidated Balance Sheet items and for the three and nine months ended September 30, 2023 and September 30, 2022 for the Condensed Consolidated Statements of Earnings is provided below.

Condensed Consolidated Balance Sheet Items:

	September 30, 2023
	Domestic Life Insurance	International Life Insurance	Annuities	ONL & Affiliates	All Others	Totals

	(In thousands)

Deferred transaction costs	$181,068	151,606	430,741	149,299	—	912,714
Market risk benefits asset	—	—	48,240	—	—	48,240
Total segment assets	1,850,885	836,338	7,596,824	932,773	321,704	11,538,524
Future policyholder obligations	1,568,410	620,153	5,357,477	534,527	—	8,080,567
Market risk benefits liability	—	—	220,506	—	—	220,506
Other policyholder liabilities	24,790	8,069	91,068	13,242	—	137,169
Funds withheld liability	—	—	1,161,155	—	—	1,161,155

	December 31, 2022
	Domestic Life Insurance	International Life Insurance	Annuities	ONL & Affiliates	All Others	Totals

	(In thousands)

Deferred transaction costs	$179,193	163,438	470,120	153,257	—	966,008
Market risk benefits asset	—	—	48,759	—	—	48,759
Total segment assets	1,803,876	889,022	8,270,315	994,318	335,343	12,292,874
Future policyholder obligations	1,553,624	675,786	5,907,974	573,255	—	8,710,639
Market risk benefits liability	—	—	215,777	—	—	215,777
Other policyholder liabilities	25,596	15,560	118,615	15,318	—	175,089
Funds withheld liability	—	—	1,333,036	—	—	1,333,036

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidated Statements of Earnings:

	Three Months Ended September 30, 2023
	Domestic Life Insurance	International Life Insurance	Annuities	ONL & Affiliates	All Others	Totals

	(In thousands)

Premiums and contract revenues	$12,807	22,871	1,895	18,529	—	56,102
Net investment income	4,181	2,229	54,169	8,358	27	68,964
Other revenues	10	2	1,872	2,829	1,028	5,741

Total revenues	16,998	25,102	57,936	29,716	1,055	130,807

Life and other policy benefits	6,180	3,880	1,846	14,651	—	26,557
Policy benefit remeasurement (gain)/loss	1,370	6,469	—	521	—	8,360
Market risk benefits expense	—	—	(29,439)	—	—	(29,439)
Amortization of deferred transaction costs	3,407	4,148	10,457	2,314	—	20,326
Universal life and annuity contract interest	638	646	(11,701)	—	—	(10,417)
Other operating expenses	8,740	7,300	19,943	4,949	1,498	42,430
Federal income taxes	(875)	3,179	22,390	1,481	2,538	28,713

Total expenses	19,460	25,622	13,496	23,916	4,036	86,530

Segment earnings (loss)	$(2,462)	(520)	44,440	5,800	(2,981)	44,277

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended September 30, 2022
	Domestic Life Insurance	International Life Insurance	Annuities	ONL & Affiliates	All Others	Totals

	(In thousands)

Premiums and contract revenues	$13,466	18,303	5,570	18,808	—	56,147
Net investment income (loss)	8,489	3,986	55,365	7,301	4,363	79,504
Other revenues	26	24	1,584	2,778	1,349	5,761

Total revenues	21,981	22,313	62,519	28,887	5,712	141,412

Life and other policy benefits	6,647	6,419	5,142	9,560	—	27,768
Policy benefit remeasurement (gain)/loss	3,843	(18)	93	5,909	—	9,827
Market risk benefits expense	—	—	(33,571)	—	—	(33,571)
Amortization of deferred transaction costs	5,586	3,771	9,022	3,234	—	21,613
Universal life and annuity contract interest	826	2,421	38,988	—	—	42,235
Other operating expenses	7,133	4,384	11,614	4,755	1,501	29,387
Federal income taxes	(414)	1,138	6,860	1,075	895	9,554

Total expenses	23,621	18,115	38,148	24,533	2,396	106,813

Segment earnings	$(1,640)	4,198	24,371	4,354	3,316	34,599

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended September 30, 2023
	Domestic Life Insurance	International Life Insurance	Annuities	ONL & Affiliates	All Others	Totals

	(In thousands)

Premiums and contract revenues	$38,229	64,476	12,497	56,185	—	171,387
Net investment income	51,985	16,296	168,439	24,519	20,148	281,387
Other revenues	24	6	5,674	8,154	2,873	16,731

Total revenues	90,238	80,778	186,610	88,858	23,021	469,505

Life and other policy benefits	13,569	9,410	16,582	43,874	—	83,435
Policy benefit remeasurement (gain)/loss	1,370	6,469	—	521	—	8,360
Market risk benefits expense	—	—	6,733	—	—	6,733
Amortization of deferred transaction costs	9,782	12,225	34,463	7,130	—	63,600
Universal life and annuity contract interest	39,985	11,592	1,165	—	—	52,742
Other operating expenses	27,162	22,208	60,594	15,167	4,425	129,556
Federal income taxes	(545)	6,314	22,437	4,511	6,220	38,937

Total expenses	91,323	68,218	141,974	71,203	10,645	383,363

Segment earnings	$(1,085)	12,560	44,636	17,655	12,376	86,142

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended September 30, 2022
	Domestic Life Insurance	International Life Insurance	Annuities	ONL & Affiliates	All Others	Totals

	(In thousands)

Premiums and contract revenues	$39,278	56,612	17,532	57,125	—	170,547
Net investment income	(453)	(3,051)	171,575	21,438	15,193	204,702
Other revenues	77	63	4,182	8,866	3,948	17,136

Total revenues	38,902	53,624	193,289	87,429	19,141	392,385

Life and other policy benefits	14,425	13,048	22,767	37,241	—	87,481
Policy benefit remeasurement (gain)/loss	3,843	(18)	93	5,909	—	9,827
Market risk benefits expense	—	—	(150,069)	—	—	(150,069)
Amortization of deferred transaction costs	12,127	12,610	32,741	10,071	—	67,549
Universal life and annuity contract interest	(15,751)	(7,922)	26,139	—	—	2,466
Other operating expenses	20,013	14,121	38,592	14,826	4,738	92,290
Federal income taxes	880	4,518	46,255	3,905	2,988	58,546

Total expenses	35,537	36,357	16,518	71,952	7,726	168,090

Segment earnings	$3,365	17,267	176,771	15,477	11,415	224,295

Reconciliations of segment information to the Company's Condensed Consolidated Financial Statements are provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)

Premiums and Other Revenues:
Premiums and contract revenues	$56,102	56,147	171,387	170,547
Net investment income	68,964	79,504	281,387	204,702
Other revenues	5,741	5,761	16,731	17,136
Realized gains on investments	25,883	745	25,976	6,305

Total condensed consolidated premiums and other revenues	$156,690	142,157	495,481	398,690

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)

Federal Income Taxes:
Total segment Federal income taxes	$28,713	9,554	38,937	58,546
Taxes on realized gains on investments	5,435	156	5,455	1,323

Total condensed consolidated Federal income taxes	$34,148	9,710	44,392	59,869

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)

Net Earnings:
Total segment earnings	$44,277	34,599	86,142	224,295
Realized gains on investments, net of taxes	20,448	589	20,521	4,982

Total condensed consolidated net earnings	$64,725	35,188	106,663	229,277

	September 30,	December 31,
	2023	2022

	(In thousands)

Assets:
Total segment assets	$11,538,524	12,292,874
Other unallocated assets	520,906	490,071

Total condensed consolidated assets	$12,059,430	12,782,945

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

The following table shows all grants issued to officers and directors during the three and nine months ended September 30, 2023 and 2022. Grants made are based upon the 20-day moving average closing market price of the Company's Class A common share at the grant date.

Three Months Ended
	September 30, 2023		September 30, 2022
	Officers	Directors	Officers	Directors

SARs	—	—	—	—
RSUs	—	—	—	—
PSUs	—	—	—	—

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Nine Months Ended
	September 30, 2023		September 30, 2022
	Officers	Directors	Officers	Directors

SARs	—	—	—	—
RSUs	—	2,170	—	3,710
PSUs	—	—	—	—

The Company uses the current fair value method to measure compensation costs for awards granted under the share-based plans. As of September 30, 2023 and December 31, 2022, the liability balance was $61.4 million and $20.5 million, respectively. The Company establishes its liability balance for share-based plans and recognizes related compensation cost over the graded vesting periods of each individual award. As disclosed in Note (16) Subsequent Events, the Company entered into an agreement and plan of merger on October 8, 2023 with S. USA Life Insurance Company Inc. and PGH Merger Inc. Under the terms of the merger agreement, all outstanding unvested share-based awards would fully vest at the closing date of the merger agreement which is currently expected to occur sometime in the first half of the 2024 calendar year. As a result, the liability balance and expense amortization for all awards outstanding at September 30, 2023 has been calculated assuming an ultimate amortization ending date of June 30, 2024. The effect of using this date was to increase the share-based liability and related compensation expense by $5.4 million in the three months ended September 30, 2023.
A summary of awards by type and related activity is detailed below.

Options Outstanding
	Shares Available for Issuance Pursuant to Grants	Shares	Weighted- Average Exercise Price

Stock Options:
Balance at January 1, 2023	291,000	—	$—
Exercised	—	—	$—
Forfeited	—	—	$—
Expired	—	—	$—
Stock options granted	—	—	$—

Balance at September 30, 2023	291,000	—	$—

	Liability Awards
	SARs	RSUs	PSUs

Other Share/Unit Awards:
Balance at January 1, 2023	286,589	21,861	24,845
Exercised	(2,860)	(3,710)	(6,066)
Forfeited	(5,927)	(689)	(335)
Granted	—	2,170	—

Balance at September 30, 2023	277,802	19,632	18,444

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

The total intrinsic value of share-based compensation exercised and paid was $1.8 million and $1.1 million for the nine months ended September 30, 2023 and 2022, respectively. The total fair value of SARs, RSUs, and PSUs vested during the nine months ended September 30, 2023 and 2022 was $1.4 million and $0.1 million, respectively. No cash amounts were received from the exercise of stock options under the Plans during the periods reported on.

The following table summarizes information about SARs outstanding at September 30, 2023.

	SARs Outstanding
	Number Outstanding	Weighted- Average Remaining Contractual Life	Number Exercisable

Exercise prices:
$210.22	21,650	0.2 years	21,650
$216.48	10,342	2.4 years	10,342
$311.16	7,807	3.4 years	7,807
$334.34	7,443	4.2 years	7,443
$303.77	9,357	5.2 years	9,357
$252.91	16,626	6.2 years	16,626
$192.10	35,861	7.2 years	23,899
$218.44	59,087	8.2 years	19,731
$220.61	109,629	9.2 years	—

Totals	277,802		116,855

Aggregate intrinsic value (in thousands)	$58,799		$23,467

The aggregate intrinsic value in the table above is based on the closing Class A Common Stock price of $437.49 per share on September 30, 2023.

The SARs shown above with an exercise price of $210.22 have a remaining contractual life of less than one year. The holders of this grant have until December 11, 2023, the end of the contractual term of the award grant, to exercise these holdings or otherwise forfeit them. The announced agreement and plan of merger noted above may potentially induce incremental exercise activity of vested SARs during the fourth quarter of 2023.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
In estimating the fair value of the SARs outstanding at September 30, 2023 and December 31, 2022, the Company employed the Black-Scholes option pricing model with assumptions detailed below.

	September 30, 2023	December 31, 2022

Expected term	0.2 to 0.8 years	0.9 to 6.7 years
Expected volatility weighted-average	40.06%	36.18%
Expected dividend yield	0.08%	0.13%
Risk-free rate weighted-average	5.50%	4.19%

The Company reviewed the contractual term relative to the SARs as well as perceived future behavior patterns of exercise. Volatility is based on the Company’s historical volatility over the expected term of the SARs by expected exercise date. As noted previously, the Company made an adjustment at September 30, 2023 assuming the expected term of outstanding SARs to coincide with an estimated closing date of June 30, 2024 for the announced agreement and plan of merger.

The pre-tax compensation cost/(benefit) recognized in the Condensed Consolidated Financial Statements related to these plans was $11.3 million and $43.6 million in the three and nine months ended September 30, 2023, and $(1.2) million and $1.4 million in the three and nine months ended September 30, 2022, respectively. The related tax expense/(benefit) recognized was $(2.4) million and $(9.2) million in the three and nine months ended September 30, 2023 and $0.2 million and $(0.3) million in the three and nine months ended September 30, 2022, respectively. Compensation expense for the three and nine months ended September 30, 2023 is indicative of the Class A Common Stock price increasing from $281.00 per share at December 31, 2022 and $242.62 per share at March 31, 2023 to $415.56 per share at June 30, 2023 and $437.49 per share at September 30, 2023.

As of September 30, 2023, the total pre-tax compensation expense related to non-vested share-based awards not yet recognized was $16.8 million. This amount is expected to be recognized over a weighted-average period of 0.8 years.

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

In the Form 10-Q for the three months ended September 30, 2020, the Company reported that it experienced a data event in which an intruder accessed and exfiltrated certain data from the Company's network and that it was aware of two proposed class actions filed against National Western: Mildred Baldwin, on behalf of herself and others similarly situated vs. National Western Life Insurance Company, Missouri Circuit Court for the 18th Judicial Circuit (Pettis County) filed February 16, 2021, and Douglas Dyrssen Sr., individually and on behalf of all others similarly situated vs. National Western Life Insurance Company and National Western Life Group, Inc., United States District Court for the Eastern District of California filed March 8, 2021. The parties subsequently agreed to consolidate those two proposed class actions into a single proposed class action, Mildred Baldwin, on behalf of herself and others similarly situated vs. National Western Life Insurance Company, United States District Court for the Western District of Missouri. Baldwin was seeking an undetermined amount of damages, attorneys' fees and costs, injunctive relief, declaratory and other equitable relief, and enjoinment. National Western filed a Motion to Dismiss on July 16, 2021. On July 26, 2021, the parties filed a Joint Motion to Stay Pending Mediation, which the court denied. On September 15, 2021, the court granted in part and denied in part National Western’s Motion to Dismiss. At a mediation held on October 12, 2021, the parties agreed on preliminary terms to settle the litigation. The parties filed a Joint Notice of Settlement and Motion to Stay Deadlines with the court on October 20, 2021. The Company accrued $4.4 million for this matter at December 31, 2021. The Court issued an order preliminarily approving the settlement on January 19, 2022. The Court issued an order granting final approval of the settlement on June 16, 2022. The ultimate payments due under the settlement terms were paid in 2022.

The Company was informed by the Internal Revenue Service (“IRS”) that it had countersigned a previously negotiated closing agreement effective February 11, 2022 (“Agreement”) by and between National Western and the Commissioner of Internal Revenue pertaining to an open matter regarding the tax status of certain of the Company’s international life insurance products. Under terms of the Agreement, the Company remitted to the IRS a payment in the amount of $4.9 million within sixty days of the effective date of the Agreement and agreed to make stipulated adjustments to the policies covered under the Agreement within ninety days of the effective date. The Company had previously accrued for this contingency in a financial statement period predating the financial statements for the three years ended December 31, 2022.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The agreement and plan of merger described above (the "Merger Agreement") contains certain termination rights for both the Company and S.USA. If the Merger has not closed by July 8, 2024 (the “Outside Date”), either the Company or S.USA may terminate the Merger Agreement. However, if the closing has not occurred because the required insurance regulatory approvals have not been obtained, and all other conditions to closing have been satisfied (other than those conditions that by their terms are to be satisfied at the closing, each of which is capable of being satisfied at the closing) or waived, the Outside Date will be automatically extended to October 8, 2024. The Merger Agreement requires the Company to pay S.USA a $66.5 million termination fee under certain circumstances. Specifically, a termination fee would be payable by the Company if:

▪S.USA terminates the Merger Agreement due to the occurrence of a Company terminable breach and (i) a competing proposal was announced after the date of the Merger Agreement but prior to the termination that was not withdrawn and (ii) within 12 months after the termination, the Company enters into a definitive agreement with respect to, or otherwise consummates, the competing proposal (or does not oppose it, in the case of a tender or exchange offer);
▪The Company or S.USA terminates the Merger Agreement because of the Company’s failure to obtain the required vote at a duly held meeting of its stockholders and (i) a competing proposal was announced after the date of the Merger Agreement but prior to the termination that was not withdrawn and (ii) within 12 months after the termination, the Company enters into a definitive agreement with respect to, or otherwise consummates, the competing proposal (or does not oppose it, in the case of a tender or exchange offer);
▪S.USA terminates the Merger Agreement because prior to receipt of Company stockholder approval there has been a change in the NWLGI board of directors’ recommendation, regardless of whether permitted by the Merger Agreement; or
▪the Company terminates the Merger Agreement prior to the receipt of Company stockholder approval in order to enter into a definitive written agreement providing for a superior proposal received after the signing of the Merger Agreement that did not result from a breach of the nonsolicitation covenant binding on the Company and the Company complied with the nonsolicitation covenant’s requirements binding on the Company.

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

The Company had no commitments to fund new loans and $25.3 million commitments to extend credit relating to existing loans at September 30, 2023. The Company evaluates each customer's creditworthiness on a case-by-case basis. The Company also had open commitments to make capital contributions to alternative investment debt and equity funds of $177.2 million as of September 30, 2023. The Company had unfunded commitments on private placements of $0.0 million and unfunded commitments on revolver loans of $0.0 million as of September 30, 2023.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(12) INVESTMENTS

(A)Investment Gains and Losses

The Company uses the specific identification method in computing realized gains and losses. The table below presents realized gains and losses for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)

Available-for-sale debt securities:
Realized gains on disposal	$231	27	344	5,254
Realized losses on disposal	—	(190)	—	(193)
Real estate gains (losses)	—	908	(20)	1,244
Other	25,652	—	25,652	—

Totals	$25,883	745	25,976	6,305

For the three months ended September 30, 2023 and 2022, the percentage of total gains (losses) on bonds due to the call of securities was 100.0% and 100.0%, respectively. For the nine months ended September 30, 2023 and 2022 the percentage of total gains on bonds due to the call of securities was 81.6% and 92.2%, respectively.

The Other realized gain in the three and nine months ended September 30, 2023 represents the tender of shares held in Moody Bancshares, Inc. The Company's cost basis in the shares was $195,000 and the tender proceeds approximated $25.8 million.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(B)Debt Securities

The table below presents amortized costs and fair values of debt securities available-for-sale at September 30, 2023.

	Debt Securities Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses

	(In thousands)

U.S. agencies	$12,102	—	(460)	11,642	—
U.S. Treasury	2,820	—	(141)	2,679	—
States and political subdivisions	454,240	97	(79,618)	374,719	—
Foreign governments	62,951	—	(19,551)	43,400	—
Public utilities	611,901	—	(76,290)	535,611	—
Corporate	5,665,482	9	(648,756)	5,016,735	—
Commercial mortgage-backed	22,452	—	(2,023)	20,429	—
Residential mortgage-backed	265,707	3	(19,150)	246,560	—
Asset-backed	896,488	300	(96,009)	800,779	—

Totals	$7,994,143	409	(941,998)	7,052,554	—

The table below presents amortized costs and fair values of debt securities available-for-sale at December 31, 2022.

	Debt Securities Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses

	(In thousands)

U.S. agencies	$21,003	—	(377)	20,626	—
U.S. Treasury	2,813	6	(90)	2,729	—
States and political subdivisions	476,338	668	(65,507)	411,499	—
Foreign governments	62,964	—	(17,076)	45,888	—
Public utilities	681,785	117	(66,765)	615,137	—
Corporate	6,199,886	1,940	(570,255)	5,631,571	—
Commercial mortgage-backed	21,965	—	(1,680)	20,285	—
Residential mortgage-backed	337,186	183	(16,338)	321,031	—
Asset-backed	634,820	168	(92,121)	542,867	—

Totals	$8,438,760	3,082	(830,209)	7,611,633	—

Unrealized losses for debt securities available-for-sale increased at September 30, 2023 from comparable balances at December 31, 2022 primarily due to increases in interest rate levels during the period. The ten-year U.S. Treasury bond increased 69 basis points during the nine months ended September 30, 2023.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Debt securities balances at September 30, 2023 and December 31, 2022 include Ozark National holdings of $663.0 million and $674.8 million, respectively, in available-for-sale.

The following table shows the gross unrealized losses and fair values of the Company's available-for-sale debt securities by investment category and length of time the individual securities have been in a continuous unrealized loss position at September 30, 2023.

	Debt Securities Available-for-Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In thousands)

U.S. agencies	$4,539	(296)	7,103	(164)	11,642	(460)
U.S. Treasury	1,003	(11)	1,676	(130)	2,679	(141)
States and political subdivisions	46,636	(2,704)	312,203	(76,914)	358,839	(79,618)
Foreign governments	—	—	43,400	(19,551)	43,400	(19,551)
Public utilities	2,434	(19)	533,177	(76,271)	535,611	(76,290)
Corporate	260,567	(12,271)	4,702,597	(636,485)	4,963,164	(648,756)
Commercial mortgage-backed	4,846	(153)	15,583	(1,870)	20,429	(2,023)
Residential mortgage-backed	28,534	(1,207)	217,726	(17,943)	246,260	(19,150)
Asset-backed	146,237	(5,195)	608,626	(90,814)	754,863	(96,009)

Totals	$494,796	(21,856)	6,442,091	(920,142)	6,936,887	(941,998)

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

Debt securities. The gross unrealized losses for debt securities are made up of 1,076 individual issues, or 97.6% of the total debt securities held available-for-sale by the Company at September 30, 2023. The market value of these bonds as a percent of amortized cost approximates 88.0%. Of the 1,076 securities, 966, or 89.8%, fall in the 12 months or greater aging category and 1,060 were rated investment grade at September 30, 2023.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The amortized cost and fair value of investments in debt securities available-for-sale at September 30, 2023, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Debt Securities Available-for-Sale
	Amortized Cost	Fair Value

	(In thousands)

Due in 1 year or less	$845,731	835,118
Due after 1 year through 5 years	2,725,641	2,576,629
Due after 5 years through 10 years	1,303,748	1,123,633
Due after 10 years	1,934,376	1,449,406
	6,809,496	5,984,786

Mortgage and asset-backed securities	1,184,647	1,067,768

Totals before allowance for credit losses	7,994,143	7,052,554

Allowance for credit losses	—	—

Totals	$7,994,143	7,052,554

The Company determines current expected credit losses for available-for-sale debt securities when fair value is less than amortized cost, interest payments are missed, and the security is experiencing credit issues. Provisions to and releases from the allowance for credit losses are recorded in net investment income in the Condensed Consolidated Statements of Earnings. Based on its review, the Company determined none of these investments required an allowance for credit loss at September 30, 2023 or December 31, 2022. The Company's operating procedures include monitoring the investment portfolio on an ongoing basis for any changes in issuer facts and circumstances that might lead to future need for a credit loss allowance.

(C)Transfer of Securities

During the nine months ended September 30, 2023 and 2022, the Company made no transfers between debt securities available-for-sale and trading. The Company does not classify any debt securities as held-to-maturity.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The Company targets a minimum specified yield on mortgage loan investments determined by reference to currently available debt security instrument yields plus a desired amount of incremental basis points. A low interest rate environment and a competitive marketplace, have resulted in fewer loan opportunities being available meeting the Company's required rate of return. The subsequent rapid rise in interest rate levels beginning in 2022 caused potential mortgage loan opportunities to fall outside the Company's underwriting criteria further causing a lower level of originations. Mortgage loans originated by the Company totaled $6.8 million in the nine months ended September 30, 2023 compared with $45.4 million in the nine months ended September 30, 2022 and $47.4 million in the year ended December 31, 2022.

Loans in foreclosure, loans considered impaired or loans past due 90 days or more are placed on a non-accrual status. If a mortgage loan is determined to be on non-accrual status, the mortgage loan does not accrue any revenue into the Condensed Consolidated Statements of Earnings. The loan is independently monitored and evaluated as to potential impairment or foreclosure. If delinquent payments are made and the loan is brought current, then the Company returns the loan to active status and accrues income accordingly. The Company had no mortgage loans past due 90 days or more at September 30, 2023 or 2022 and as a result all interest income was recognized at September 30, 2023 and 2022.

Included in the mortgage loan investment balance at September 30, 2023 and December 31, 2022 were three mortgage loan investments made by Prosperity under the funds withheld reinsurance agreement totaling $19.3 million and $19.3 million, respectively. The Company has elected fair value measurement for these mortgage loans, and similar to trading debt securities, these loans are reported at fair market values in order to allow the market value fluctuation to be recorded directly in the Condensed Consolidated Statements of Earnings and to offset the embedded derivative liability change due to market value fluctuations.

The following table represents the mortgage loan portfolio by loan-to-value ratio.

	September 30, 2023		December 31, 2022
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Loan-to-Value Ratio (1):
Less than 50%	$114,675	23.1	$100,757	19.7
50% to 60%	158,291	31.9	145,093	28.4
60% to 70%	192,448	38.8	217,445	42.6
70% to 80%	30,183	6.2	47,300	9.3
Gross balance	495,597	100.0	510,595	100.0

Market value adjustment	(1,242)	(0.3)	(1,290)	(0.3)
Allowance for credit losses	(4,296)	(0.9)	(3,575)	(0.7)

Totals	$490,059	98.8	$505,730	99.0

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

The following table represents the mortgage loan allowance for credit losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)

Mortgage Loans Allowance for Credit Losses:
Balance, beginning of the period	$3,736	2,573	3,575	2,987
Provision during the period	560	1,225	721	811

Total ending allowance for credit losses	$4,296	3,798	4,296	3,798

The Company's direct investments in real estate are reported in Other long-term investments in the Condensed Consolidated Balance Sheets. These amounts are not a significant portion of the total investment portfolio and totaled approximately $27.3 million and $27.7 million at September 30, 2023 and December 31, 2022, respectively. These investments consist primarily of a half-dozen income-producing properties which are being operated by a wholly owned subsidiary of National Western. The Company recognized operating income on real estate properties of approximately $2.3 million and $2.3 million for the first nine months of 2023 and 2022, respectively. During the nine months ended September 30, 2022, the Company sold land located in Freeport, Texas and Houston, Texas along with a retail property located in Ruidoso, New Mexico for a net realized gain of $1.2 million.

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

The following tables set forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of the date indicated.

	September 30, 2023
	Total	Level 1	Level 2	Level 3

	(In thousands)

Debt securities, available-for-sale	$7,052,554	—	6,562,141	490,413
Debt securities, trading	1,000,355	—	872,462	127,893
Equity securities	21,913	18,475	3,438	—
Mortgage loans	19,285	—	—	19,285
Derivatives, index options	55,278	—	—	55,278
Short-term investments	7,821	—	7,821	—

Total assets	$8,157,206	18,475	7,445,862	692,869

Policyholder account balances (a)	$383,034	—	—	383,034
Market risk benefits liabilities, net (b)	172,266	—	—	172,266
Embedded derivative contra-liability (c)	(349,275)	—	(338,252)	(11,023)
Other liabilities (d)	61,379	—	—	61,379

Total liabilities	$267,404	—	(338,252)	605,656

(a)  Represents the fair value of certain product-related embedded derivatives that were recorded at fair value.
(b)  Represents the fair value of the net market risk benefits liability which is recorded at fair value.
(c)  Represents the embedded derivative for funds withheld which is recorded at fair value.
(d)  Represents the liability for share-based compensation which is recorded at fair value.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
During the three and nine months ended September 30, 2023, the Company made no transfers from Level 2 to Level 3 for debt securities available-for-sale. During the nine months ended September 30, 2022, a portion of the funds withheld embedded derivative liability was reclassified from Level 2 into Level 3 due to the presence of unobservable inputs in its valuation.

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
(b)  Represents the fair value of the net market risk benefits liability which is recorded at fair value.
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

	September 30, 2023
	Total	Level 1	Level 2	Level 3

	(In thousands)

Debt securities, available-for-sale:
Priced by third-party vendors	$6,948,649	—	6,562,141	386,508
Priced internally	103,905	—	—	103,905
Subtotal	7,052,554	—	6,562,141	490,413

Debt securities, trading:
Priced by third-party vendors	1,000,355	—	872,462	127,893
Priced internally	—	—	—	—
Subtotal	1,000,355	—	872,462	127,893

Equity securities:
Priced by third-party vendors	21,913	18,475	3,438	—
Priced internally	—	—	—	—
Subtotal	21,913	18,475	3,438	—

Mortgage loans:
Priced by third-party vendors	—	—	—	—
Priced internally	19,285	—	—	19,285
Subtotal	19,285	—	—	19,285

Derivatives, index options:
Priced by third-party vendors	55,278	—	—	55,278
Priced internally	—	—	—	—
Subtotal	55,278	—	—	55,278

Short-term Investments:
Priced by third-party vendors	7,821	—	7,821	—
Priced internally	—	—	—	—
Subtotal	7,821	—	7,821	—

Total	$8,157,206	18,475	7,445,862	692,869

Percent of total	100.0%	0.2%	91.3%	8.5%

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

	Three Months Ended September 30, 2023
	Total Assets
	Debt Securities, Available-for-Sale	Trading Securities	Derivatives, Index Options	Mortgage Loans	Total Assets

	(In thousands)

Beginning balance, July 1, 2023	$483,980	141,624	72,863	19,422	717,889
Total realized and unrealized gains (losses):
Included in net earnings	—	(1,492)	(19,809)	(104)	(21,405)
Included in other comprehensive income (loss)	(16,193)	—	—	—	(16,193)
Purchases, sales, issuances and settlements, net:
Purchases	28,582	2,223	14,070	—	44,875
Settlements	(5,956)	(14,462)	(11,846)	(33)	(32,297)

Balance at end of period September 30, 2023	$490,413	127,893	55,278	19,285	692,869

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets/liabilities held at the end of the reporting period:
Net investment income	$—	(1,492)	(24,785)	(104)	(26,381)

Total	$—	(1,492)	(24,785)	(104)	(26,381)

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended September 30, 2023
	Total Liabilities
	Embedded Derivative on Funds Withheld Liability	Policyholder Account Balances	Other Liabilities	Market Risk Benefits Liabilities, net	Total Liabilities

Beginning balance, July 1, 2023	$(9,426)	430,320	50,295	208,803	679,992
Total realized and unrealized (gains) losses:
Included in net earnings	(1,597)	(49,510)	11,068	(36,514)	(76,553)
Purchases, sales, issuances and settlements, net:
Purchases	—	14,070	—	—	14,070
Issuances	—	—	239	(23)	216
Settlements	—	(11,846)	(223)	—	(12,069)

Balance at end of period September 30, 2023	$(11,023)	383,034	61,379	172,266	605,656

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets/liabilities held at the end of the reporting period:
Net investment income	$(1,597)	—	—	—	(1,597)
Benefits and expenses	—	(24,785)	11,068	(36,514)	(50,231)

Total	$(1,597)	(24,785)	11,068	(36,514)	(51,828)

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended September 30, 2022
	Total Assets
	Debt Securities, Available-for-Sale	Trading Securities	Derivatives, Index Options	Mortgage Loans	Total Assets

	(In thousands)

Beginning balance, July 1, 2022	$373,957	99,769	6,071	18,738	498,535
Total realized and unrealized gains (losses):
Included in net earnings	—	(3,102)	(12,550)	(551)	(16,203)
Included in other comprehensive income (loss)	(12,642)	—	—	—	(12,642)
Purchases, sales, issuances and settlements, net:
Purchases	55,888	3,904	13,386	1,234	74,412
Settlements	(6,656)	(265)	(92)	(31)	(7,044)

Balance at end of period September 30, 2022	$410,547	100,306	6,815	19,390	537,058

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets/liabilities held at the end of the reporting period:
Net investment income	$—	(3,102)	6,524	(551)	2,871
Benefits and expenses	—	—	—	—	—

Total	$—	(3,102)	6,524	(551)	2,871

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended September 30, 2022
	Total Liabilities
	Embedded Derivative on Funds Withheld Liability	Policyholder Account Balances	Other Liabilities	Market Risk Benefits Liabilities	Total Liabilities

	(In thousands)

Beginning balance, July 1, 2022	$(6,534)	382,721	9,332	176,758	562,277
Total realized and unrealized (gains) losses:
Included in net earnings	(3,681)	(23,145)	(1,319)	(26,016)	(54,161)
Included in other comprehensive income (loss)	—	—	—	—	—
Purchases, sales, issuances and settlements, net:
Purchases	—	13,386	—	—	13,386
Sales	—	—	—	—	—
Issuances	—	—	155	8	163
Settlements	—	(92)	—	—	(92)
Transfers into (out of) Level 3	—	—	—	—	—

Balance at end of period September 30, 2022	$(10,215)	372,870	8,168	150,750	521,573

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets/liabilities held at the end of the reporting period:
Net investment income	$(3,681)	—	—	—	(3,681)
Benefits and expenses	—	6,524	(1,319)	(26,016)	(20,811)

Total	$(3,681)	6,524	(1,319)	(26,016)	(24,492)

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended September 30, 2023
	Total Assets
	Debt Securities, Available-for-Sale	Trading Securities	Derivatives, Index Options	Mortgage Loans	Total Assets

	(In thousands)

Beginning balance, January 1, 2023	$462,796	123,236	23,669	19,334	629,035
Total realized and unrealized gains (losses):
Included in net earnings	—	(828)	4,045	48	3,265
Included in other comprehensive income (loss)	(11,338)	—	—	—	(11,338)
Purchases, sales, issuances and settlements, net:
Purchases	64,239	30,985	39,680	—	134,904
Sales	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	(25,284)	(25,500)	(12,116)	(97)	(62,997)
Transfers into (out of) Level 3	—	—	—	—	—

Balance at end of period September 30, 2023	$490,413	127,893	55,278	19,285	692,869

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets/liabilities held at the end of the reporting period:
Net investment income	$—	(828)	289	48	(491)
Benefits and expenses	—	—	—	—	—

Total	$—	(828)	289	48	(491)

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended September 30, 2023
	Total Liabilities
	Embedded Derivative on Funds Withheld Liability	Policyholder Account Balances	Other Liabilities	Market Risk Benefits Liabilities	Total Liabilities

	(In thousands)

Beginning balance, January 1, 2023	$(10,243)	387,686	20,542	167,018	565,003
Total realized and unrealized (gains) losses:
Included in net earnings	(780)	(32,216)	43,336	5,184	15,524
Included in other comprehensive income (loss)	—	—	—	—	—
Purchases, sales, issuances and settlements, net:
Purchases	—	39,680	—	—	39,680
Sales	—	—	—	—	—
Issuances	—	—	261	64	325
Settlements	—	(12,116)	(2,760)	—	(14,876)
Transfers into (out of) Level 3	—	—	—	—	—

Balance at end of period September 30, 2023	$(11,023)	383,034	61,379	172,266	605,656

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets/liabilities held at the end of the reporting period:
Net investment income	$(780)	—	—	—	(780)
Benefits and expenses	—	289	43,336	5,184	48,809

Total	$(780)	289	43,336	5,184	48,029

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended September 30, 2022
	Total Assets
	Debt Securities, Available-for-Sale	Trading Securities	Derivatives, Index Options	Mortgage Loans	Total Assets

	(In thousands)

Beginning balance, January 1, 2022	$326,962	74,822	101,622	8,469	511,875
Total realized and unrealized gains (losses):
Included in net earnings	—	(9,705)	(89,173)	(1,679)	(100,557)
Included in other comprehensive income (loss)	(43,335)	—	—	—	(43,335)
Purchases, sales, issuances and settlements, net:
Purchases	151,872	35,454	39,642	12,693	239,661
Sales	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	(24,952)	(265)	(45,276)	(93)	(70,586)
Transfers into (out of) Level 3	—	—	—	—	—

Balance at end of period September 30, 2022	$410,547	100,306	6,815	19,390	537,058

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets/liabilities held at the end of the reporting period:
Net investment income	$—	(9,705)	(52,858)	(1,679)	(64,242)
Benefits and expenses	—	—	—	—	—

Total	$—	(9,705)	(52,858)	(1,679)	(64,242)

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended September 30, 2022
	Total Liabilities
	Embedded Derivative on Funds Withheld Liability	Policyholder Account Balances	Other Liabilities	Market Risk Benefits Liabilities	Total Liabilities

	(In thousands)

Beginning balance, January 1, 2022	$—	550,596	7,869	299,833	858,298
Total realized and unrealized (gains) losses:
Included in net earnings	(11,384)	(172,092)	1,192	(149,503)	(331,787)
Included in other comprehensive income (loss)	—	—	—	—	—
Purchases, sales, issuances and settlements, net:
Purchases	—	39,642	—	—	39,642
Sales	—	—	—	—	—
Issuances	—	—	184	420	604
Settlements	—	(45,276)	(1,077)	—	(46,353)
Transfers into (out of) Level 3	1,169	—	—	—	1,169

Balance at end of period September 30, 2022	$(10,215)	372,870	8,168	150,750	521,573

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets/liabilities held at the end of the reporting period:
Net investment income	$(11,384)	—	—	—	(11,384)
Benefits and expenses	—	(52,858)	1,193	(149,503)	(201,168)

Total	$(11,384)	(52,858)	1,193	(149,503)	(212,552)

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the valuation method for financial assets and liabilities priced internally and categorized as level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

	September 30, 2023
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

	(In thousands)

Assets:
Debt securities available-for-sale	$103,905	Discounted cash flows	Discount rate	3.55% - 6.14% (5.04%)
Mortgage loans	19,285	Discounted cash flows	Spread	175 - 325 bps

Total assets	$123,190

Liabilities:
Policyholder account balances	$383,034	Deterministic cash flow model	Projected option cost	0.00% - 9.18% (3.69%)
Share-based compensation	61,379	Black-Scholes model	Expected term	0.2 to 0.8 years
			Expected volatility	40.06%
Market risk benefits liabilities, net	172,266	Risk-neutral valuation	Benefit utilization rates	5.00% - 20.00% (5.00%)

Total liabilities	$616,679

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	December 31, 2022
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(In thousands)

Assets:
Debt securities available-for-sale	$76,003	Discounted cash flows	Discount rate	4.32% - 7.28% (5.79%)
Mortgage loans	19,334	Discounted cash flows	Spread	150 - 300 bps

Total assets	$95,337

Liabilities:
Policyholder account balances	$387,686	Deterministic cash flow model	Projected option cost	0.00% - 5.70% (2.92%)
Share-based compensation	20,542	Black-Scholes model	Expected term	0.9 to 6.7 years
			Expected volatility	36.18%
Market risk benefits liabilities, net	167,018	Risk-neutral valuation	Benefit utilization rates	5.00% - 20.00% (5.00%)

Total liabilities	$575,246

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The carrying amounts and fair values of the Company's financial instruments are as follows:

	September 30, 2023
			Fair Value Hierarchy Level
	Carrying Values	Fair Values	Level 1	Level 2	Level 3

	(In thousands)

ASSETS
Debt securities, available-for-sale	$7,052,554	7,052,554	—	6,562,141	490,413
Debt securities, trading	1,000,355	1,000,355	—	872,462	127,893
Cash and cash equivalents	320,740	320,740	320,740	—	—
Mortgage loans	490,059	434,094	—	—	434,094
Real estate	27,273	47,867	—	—	47,867
Policy loans	67,809	81,258	—	—	81,258
Other loans	44,478	43,667	—	—	43,667
Derivatives, index options	55,278	55,278	—	—	55,278
Equity securities	21,913	21,913	18,475	3,438	—
Short-term investments	7,821	7,821	—	7,821	—
Life interest in Libbie Shearn Moody Trust	7,100	12,775	—	—	12,775
Other investments	4,318	4,532	—	—	4,532

LIABILITIES
Deferred annuity contracts	$5,049,868	3,626,361	—	—	3,626,361
Immediate annuity and supplemental contracts	348,106	350,394	—	—	350,394
Market risk benefits liabilities, net	172,266	172,266	—	—	172,266

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The tables below present the fair value of derivative instruments as of September 30, 2023 and December 31, 2022, respectively.

	September 30, 2023
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments:

Equity index options	Derivatives, Index Options	$55,278

Fixed-index products			Universal life and annuity contracts	$383,034
Embedded derivative on reinsurance contract			Funds withheld liability	(349,275)

Total		$55,278		$33,759

	December 31, 2022
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments:

Equity index options	Derivatives, Index Options	$23,669

Fixed-index products			Universal life and annuity contracts	$387,686
Embedded derivative on reinsurance contract			Funds withheld liability	(334,955)

Total		$23,669		$52,731

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The table below presents the effect of derivative instruments in the Condensed Consolidated Statements of Earnings for the three months ended September 30, 2023 and 2022.

		September 30, 2023	September 30, 2022
Derivatives Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized In Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives

		(In thousands)

Equity index options	Net investment income	$(19,655)	(12,550)
Fixed-index products	Universal life and annuity contract interest	49,355	23,145
Embedded derivative on reinsurance contract	Net investment income	35,531	70,610

		$65,231	81,205

The table below presents the effect of derivative instruments in the Condensed Consolidated Statements of Earnings for the nine months ended September 30, 2023 and 2022.

		September 30, 2023	September 30, 2022
Derivatives Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized In Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		(In thousands)

Equity index options	Net investment income	$5,246	(89,173)
Fixed-index products	Universal life and annuity contract interest	31,015	172,092
Embedded derivative on reinsurance contract	Net investment income	14,320	256,499

		$50,581	339,418

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(15) INTANGIBLES AND GOODWILL

Identifiable Intangible Assets

The gross carrying amounts and accumulated amortization for each specifically identifiable intangible asset were as follows.

		September 30, 2023		December 31, 2022
	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

		(In thousands)

Trademarks/trade names	15	$2,800	(871)	2,800	(731)
Internally developed software	7	3,800	(2,533)	3,800	(2,126)
Insurance licenses	N/A	3,000	—	3,000	—

		$9,600	(3,404)	9,600	(2,857)

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

As of September 30, 2023, expected amortization expense relating to purchased intangible assets for each of the next 5 years and thereafter is as follows:

Expected Amortization
(In thousands)

Remainder of 2023	$182
2024	730
2025	730
2026	232
2027	187
Thereafter	1,135

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

(16) SUBSEQUENT EVENTS

On October 8, 2023, the Company entered the Merger Agreement with S. USA Life Insurance Company, Inc. ("S.USA”) and its direct wholly owned subsidiary PGH Merger Inc. (“Merger Sub”), under which, at the effective time of the merger, the Company would merge with and into Merger Sub (the “Merger”) and survive the Merger as a wholly owned subsidiary of S.USA. In the Merger, all outstanding shares of Class A Common Stock and Class B Common Stock will be converted into the right to receive $500.00 per share in cash, without interest. Including the vesting and cash settlement of all outstanding SARs, RSUs and PSUs (at target performance) at closing, the total merger consideration to be paid by S.USA would be approximately $1.9 billion. S.USA is an Arizona domiciled insurance company affiliated with Prosperity Group Holdings. The closing of the Merger is subject to approval by the holders of a majority of the outstanding shares of Class A Common Stock and Class B Common stock, voting together as a single class, antitrust clearance, regulatory approvals and other customary closing conditions. The Merger is currently expected to close in the first half of 2024.

Other subsequent events have been evaluated through the date of filing and no other reportable items were identified.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introductory Note Regarding the Pending Merger

On October 8, 2023, the Company entered an agreement and plan of merger (the “Merger Agreement”) with S. USA Life Insurance Company, Inc. (“S.USA”) and its direct wholly owned subsidiary PGH Merger Inc. (“Merger Sub”), under which, at the effective time of the merger (the “Effective Time”), the Company would merge with and into Merger Sub (the “Merger”) and survive the Merger as a wholly owned subsidiary of S.USA. In the Merger, all outstanding shares of Class A Common Stock and Class B Common Stock will be converted into the right to receive $500.00 per share in cash, without interest. Including the vesting and cash settlement of all outstanding SARs, RSUs and PSUs (at target performance) at closing, the total merger consideration to be paid by S.USA would be approximately $1.9 billion. S.USA is an Arizona domiciled insurance company affiliated with Prosperity Group Holdings.

The Merger is currently expected to close in the first half of 2024.

Stockholder Approval. The closing of the Merger is subject to approval by the holders of a majority of the outstanding shares of Class A Common Stock and Class B Common stock, voting together as a single class.

Regulatory Approval Process. The completion of the Merger and other transactions contemplated by the Merger Agreement (the “Proposed Transaction”) is subject to satisfaction or waiver of certain customary closing conditions, including antitrust clearance and obtaining the required regulatory approval from the insurance authorities in Colorado, Missouri and Arizona. However, because state insurance regulatory approval remains outstanding, the Company cannot provide assurance the Proposed Transaction will be completed on the terms or timeline currently contemplated, or at all.

Merger Agreement’s Restrictions on Interim Operations. The Company has agreed to certain covenants in the Merger Agreement restricting the conduct of its business between the date of the Merger Agreement and the earlier of the Effective Time and the termination of the Merger Agreement. The general effect of these covenants is that, during such interim period, the Company will be limited in its ability to pursue strategic and operational matters outside the ordinary course of business. The Company has agreed that it and its subsidiaries will conduct their business in the ordinary course consistent with past practice in all material respects and use reasonable best efforts to preserve their business organizations, goodwill and assets, keep available the services of their current key officers and employees, and preserve their present relationships with governmental entities and other key third parties, including customers, reinsurers, distributors, suppliers and other persons with whom the Company and its subsidiaries have business relationships.

In addition, the Company has agreed to specific restrictions relating to the conduct of its business between the date of the Merger Agreement and the earlier of the Effective Time and the termination of the Merger Agreement, including, but not limited to, not taking (or permitting any of its subsidiaries to take) the following actions (subject, in each case, to exceptions specified below and in the Merger Agreement or previously disclosed in writing to S.USA as provided in the Merger Agreement or as consented to in writing in advance by S.USA (which consent shall not be unreasonably withheld, delayed or conditioned)) or as required by law:

▪subject to certain limited exceptions, offer, issue, sell, transfer, pledge, dispose of or encumber any shares of, or securities convertible into or exchangeable for, or options, warrants, calls, commitments or rights of any kind to acquire, any shares of capital stock or other equity or voting interests or ownership interests of any class or series of the Company or its subsidiaries;

▪amend or propose to amend the Company’s or its subsidiaries’ certificate of incorporation, bylaws or other comparable organizational documents;

▪authorize, recommend, propose, enter into or adopt a plan or agreement of complete or partial liquidation, rehabilitation, dissolution, merger, consolidation, restructuring, recapitalization or other reorganization of the Company or any of its subsidiaries;

▪merge, consolidate, combine or amalgamate with any person;

▪subject to certain limited exceptions (including permitting the Company to execute investment portfolio transactions in the ordinary course of business consistent with past practice and in accordance with its existing investment guidelines), acquire or agree to acquire any business or any corporation, partnership, association or other business organization or division thereof or any other assets for consideration in excess of $1,250,000 individually or $2,500,000 in the aggregate;

▪subject to certain limited exceptions, sell, lease, license, transfer, pledge, encumber or otherwise dispose of any of the Company’s or its subsidiaries’ assets or properties;

▪incur, guarantee or assume any indebtedness (other than indebtedness owing between or among the Company and any of its wholly-owned subsidiaries), subject to certain limited exceptions, including investment portfolio transactions in the ordinary course of business consistent with past practice and other incurrences of indebtedness not to exceed $5,000,000 in the aggregate;

▪enter into any material contract or reinsurance contract other than in the ordinary course of business consistent with past practice;

▪settle or compromise any claim, demand, lawsuit or state or federal regulatory proceeding or waive any claims, other than with respect to the Company’s and its subsidiaries’ ordinary course claims activity, (i) in an amount in excess of $1,250,000 individually or $2,500,000 in the aggregate or (ii) that imposes any material obligation to be performed by, or material restriction imposed against, the Company or its subsidiaries; or

▪terminate, amend, modify, assign or waive any material right under any material contract or reinsurance contract except in the ordinary course of business consistent with past practice.

The Merger Agreement permits the Company to continue to pay regular annual cash dividends not to exceed $0.36 per share of Class A Common Stock ($0.18 per share of Class B Common Stock) prior to completion of the Proposed Transaction. Accordingly, on October 26, 2023, the Company’s board of directors declared a cash dividend in the respective per share amounts described above, payable December 1, 2023 to stockholders of record as of November 6, 2023.

The above is a summary of certain material terms of the Merger Agreement and is qualified in its entirety by the terms and conditions of the Merger Agreement, which was filed as an exhibit to the Company’s current report on Form 8-K filed on October 10, 2023.

FORWARD-LOOKING STATEMENTS

Certain statements made in this report, including but not limited to the accompanying condensed consolidated financial statements, and the notes thereto appearing in Item 1 herein, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Item 2 (“MD&A”), and the exhibits and financial statement schedules filed as a part hereof or incorporated by reference herein, may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally are indicated by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “estimates,” “will” or words of similar meaning, and include, without limitation, statements regarding the outlook of our business and expected financial performance. These forward-looking statements are subject to changes and uncertainties that are, in many instances, beyond our control and have been made based upon our assumptions, expectations and beliefs concerning future developments and their potential effect upon us. There can be no assurance that future developments will be in accordance with our expectations, that the effect of future developments on us will be as anticipated, or that our risk management policies and procedures will be effective. We do not make public specific projections relating to future earnings, and we do not endorse any projections regarding future performance made by others. Additionally, we do not publicly update or revise forward-looking statements based on the outcome of various foreseeable or unforeseeable events.

Forward-looking statements are not guarantees of future performance and involve various risks and uncertainties. Forward-looking statements relate to the Proposed Transaction contemplated by the Merger Agreement, as well as to the Company’s financial and operating performance on a stand-alone basis prior to the consummation of the Proposed Transaction or if the Proposed Transaction is not consummated. There are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including without limitation risks, uncertainties and other factors discussed in Item 1A of our 2022 Annual Report on Form 10-K filed with the SEC on March 15, 2023 and elsewhere in this report, and the following factors relating to the Proposed Transaction:

▪conditions to the closing of the Proposed Transaction may not be satisfied;

▪regulatory approvals required for the Proposed Transaction may not be obtained, or required regulatory approvals may delay the Proposed Transaction or result in the imposition of conditions that could have a material adverse effect on the Company or S.USA or cause certain conditions to closing not to be satisfied, which could result in the termination of the Merger Agreement;

▪the timing of completion of the Proposed Transaction is uncertain;

▪the business of the Company or S.USA could suffer as a result of uncertainty surrounding the Proposed Transaction;

▪events, changes or other circumstances could occur that could give rise to the termination of the Merger Agreement;

▪there are risks related to disruption of management’s attention from the ongoing business operations of the Company or S.USA due to the Proposed Transaction;

▪the announcement or pendency of the Proposed Transaction could affect the relationships of the Company or S.USA with its clients, and operating results and business generally, including on our ability to retain and attract employees;

▪the outcome of any legal proceedings initiated against the Company or S.USA following the announcement of the Proposed Transaction could adversely affect the Company or S.USA, including their ability to consummate the Proposed Transaction; and

▪the Company or S.USA may be adversely affected by other economic, business, and/or competitive factors as well as management’s response to any of the aforementioned factors.

The foregoing review of important factors related to the Proposed Transaction should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein and elsewhere, including the risk factors included in the Company’s most recent Annual Report on Form 10-K and other documents of the Company on file with the SEC. The Company undertakes no obligation to update, correct or otherwise revise any forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company and/or any person acting on behalf of the Company are expressly qualified in their entirety by this paragraph. The information contained on any websites referenced in this Quarterly Report on Form 10-Q is not incorporated by reference into this Quarterly Report on Form 10-Q.

Management's discussion and analysis of the financial condition and results of operations (“MD&A”) of National Western Life Group, Inc. ("NWLGI") for the three and nine months ended September 30, 2023 follows. Where appropriate, discussion specific to the insurance operations of National Western Life Insurance Company is denoted by "National Western" or "NWLIC". This discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related notes beginning on page 3 of this report and with the 2022 Annual Report filed on Form 10-K.

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

The Company, National Western and Ozark National Life Insurance Company ("Ozark National"), accepts funds from policyholders or contract holders and establishes a liability representing future obligations to pay the policy or contract holders and their beneficiaries. To ensure the Company will be able to pay these future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed income securities. National Western maintains its home office in Austin, Texas where substantially all of its 273 employees at September 30, 2023 are located. Ozark National maintains its home office facility in Kansas City, Missouri along with NIS where most of their combined employees are located.

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

The Company monitors these factors continually as key business indicators. The discussion that follows in this Item 2 includes these indicators and presents information useful to an overall understanding of the Company's business performance for the nine months ended September 30, 2023, incorporating required disclosures in accordance with the rules and regulations of the SEC.

Insurance Operations - Domestic

National Western is currently licensed to do business in all states (except New York) and the District of Columbia. Products marketed are annuities, universal life insurance, fixed-index universal life, and traditional life insurance, which include both term and whole life products. Domestic sales in terms of premium levels have historically been more heavily weighted toward annuities. Most of these annuities can be sold either as tax qualified or non-qualified products. More recently, a greater proportion of sales activity has been derived from single premium life insurance products, predominantly those with an equity-index crediting mechanism. Presently, nearly 100% of National Western's life premium sales come from single premium life products. At September 30, 2023, National Western maintained 92,489 annuity contracts in force representing account balances of $5.5 billion and 43,211 domestic life insurance policies in force representing in excess of $3.5 billion in face amount of coverage.

National Western markets and distributes its domestic products primarily through independent national marketing organizations ("NMOs"). These NMOs assist the Company in recruiting, contracting, and managing independent agents. These agents are independent contractors who are compensated on a commission basis. At September 30, 2023, approximately 31,766 domestic independent agent contracts were in place.

Although reported separately for segment disclosure purposes, domestic insurance operations include the activities of Ozark National. Ozark National is a Missouri domiciled, stock life insurance company currently licensed to conduct business in thirty states. Organized and incorporated in 1964, its largest markets by state are Missouri, Iowa, Minnesota, Nebraska, and Kansas. Ozark National utilizes a unique distribution system to market its flagship Balanced Program which consists of a coordinated sale of a non-participating whole life insurance product with a mutual fund investment product offered through N.I.S. Financial Services, Inc. ("NIS'), its affiliated broker-dealer. Due to Ozark National's coordinated sale of a non-participating whole life insurance policy with a mutual fund investment product, its agents hold a securities license in addition to an insurance license. At September 30, 2023, Ozark National maintained 168,960 life insurance policies in force representing approximately $5.6 billion in face amount of coverage.

Insurance Operations - International

National Western's international operations consists solely of a closed block of in force policies. At September 30, 2023, National Western had 34,067 international life insurance policies in force representing nearly $9.4 billion in face amount of coverage. The Company previously did not conduct business or maintain offices or employees in any other country, but until the fourth quarter of 2018, did accept applications at its home office in Austin, Texas, and issued policies from there to non-U.S. residents. Insurance products issued were primarily to residents of countries in South America consisting of product offerings not available in the local markets.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(In thousands)

Single premium life	$26,484	29,279	72,026	104,498
Traditional life	836	782	2,872	2,723
Universal life	—	—	—	1

Totals	$27,320	30,061	74,898	107,222

Life insurance sales, as measured by total and annualized first year premiums, decreased 9% in the third quarter of 2023 as compared to the third quarter of 2022 reflecting a decline in activity in the Company's single premium equity-index product sales. Sales for the three months ended September 30, 2023, included $0.8 million from Ozark National, level with the $0.8 million reported in the third quarter of 2022, representing their traditional life sales activity. Ozark National's business model, which is heavily dependent upon in person contact for agent recruiting and obtaining applications for coverage from prospective policyholders, has been attempting to recover from the disruption of the pandemic effects upon its business. For the nine months ended September 30, 2023, total life insurance sales decreased 30% from the level in 2022. Included in these nine-month amounts were $2.9 million and $2.7 million in 2023 and 2022, respectively, from Ozark National.

National Western's life insurance product portfolio includes single premium universal life ("SPUL") and equity-index universal life ("EIUL") products as well as hybrids of the EIUL and SPUL products, combining features of these core products. Equity-index universal life products have been the predominant product sold in the domestic life market for a number of years. Most of these sales are single premium mode products (one year, five year, or ten year) designed for transferring accumulated wealth tax efficiently into life insurance policies with limited underwriting due to lesser net insurance amounts at risk (face amount of the insurance policy less cash premium contributed). These products were designed targeting the accumulated savings of the segment of the population entering their retirement years. The wealth transfer life products have been valuable offerings for the Company's distributors as evidenced by their comprising 100% of total National Western life sales in the first nine months of 2023. With the meaningful increase in market interest rates during the past year, industry sales have gravitated away from single premium life products toward fixed interest rate annuity products, particularly multi-year guaranteed annuity products.
The average new policy face amounts, excluding insurance riders, since 2019 are as shown in the following table.

	Average New Policy Face Amount
	NWLIC Domestic	Ozark National

Year ended December 31, 2019	$179,900	45,200
Year ended December 31, 2020	209,900	46,230
Year ended December 31, 2021	221,300	47,620
Year ended December 31, 2022	219,600	45,920
Nine Months Ended September 30, 2023	234,600	48,100

The average face amount of insurance coverage per policy for domestic life insurance contracts reflects the sales of single premium life products, primarily fixed-index, as part of its wealth transfer strategy for domestic life sales.

The table below sets forth information regarding life insurance in force for each date presented.

	Insurance In Force as of
	September 30,	December 31,
	2023	2022

	($ in thousands)

National Western

Universal life:
Number of policies	24,598	26,378
Face amounts	$3,323,560	3,621,812

Traditional life:
Number of policies	21,676	22,751
Face amounts	$1,999,000	2,103,366

Fixed-index life:
Number of policies	31,004	32,788
Face amounts	$7,578,293	8,224,415

Total life insurance:
Number of policies	77,278	81,917
Face amounts	$12,900,853	13,949,593

Ozark National

Total life insurance (all traditional):
Number of policies	168,960	171,915
Face amounts	$5,577,329	5,718,817

At September 30, 2023, National Western’s face amount of life insurance in force was comprised of $9.4 billion from the international line of business and $3.5 billion from the domestic line of business. At December 31, 2022, these amounts were $10.3 billion and $3.6 billion for the international and domestic lines of business, respectively.

Annuities

The following table sets forth information regarding the Company's annuity sales activity as measured by single and annualized first year premiums. Similar to life insurance sales, these figures are considered a non-GAAP financial measure but are shown in accordance with industry practice and depict the Company's sales productivity.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)

Fixed-index annuities	$24,464	35,863	84,111	191,828
Other deferred annuities	164	346	1,116	1,699
Immediate annuities	131	328	458	2,726

Totals	$24,759	36,537	85,685	196,253

Annuity sales decreased 32% in the third quarter of 2023 compared to 2022 and were 56% lower in the nine months ended September 30, 2023 relative to the comparable period of 2022. With the sharp rise in interest rate levels, industry annuity sales have gravitated toward multi-year guaranteed annuity products. These products guarantee a stated fixed interest rate for an extended term, typically three or five years. The Company does not offer this type of product in its annuity portfolio. In recent years, the Company's annuity product portfolio has consisted principally of offerings that emphasize income features. The change in consumer preference, prompted by higher interest rate levels, redirected annuity sales toward products emphasizing accumulation in value, resulting in decreased sales activity for the Company. During this time period, the Company has endeavored to introduce new annuity products with accumulation features that are suitable for sale through financial institutions such as banks. These products were made available for sale towards the end of 2022 and have resulted in marginal sales activity in 2023.

The Company's mix of annuity sales has historically shifted with interest rate levels and the relative performance of the equity market. Since the decline in secular interest rates subsequent to the subprime crisis, the Company's fixed-index products have comprised the majority of annuity sales, generally accounting for 90% or more of all annuity sales. During the first nine months of 2023, this percentage approximated 98% reflecting the ongoing popularity of products with crediting rates linked to equity market performance in combination with the Company's limited fixed interest rate product offerings. For all fixed-index products, the Company purchases over the counter call options to hedge the equity return feature. The options are purchased relative to the issuance of the annuity contracts in such a manner to minimize timing risk. Generally, the index return during the indexing period (if the underlying index increases) becomes a component in a formula (set forth in the annuity), the result of which is credited as interest to contract holders electing the index formula crediting method at the beginning of the indexing period. The formula result can never be less than zero with these products. The Company does not deliberately mismatch or under hedge for the equity feature of the products. Fixed-index products also provide the contract holder the alternative to elect a fixed interest rate crediting option.

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

To address this situation, the Company entered into a coinsurance funds withheld reinsurance arrangement at December 31, 2020 with Prosperity Life Assurance Limited ("Prosperity") under which 100% of the policyholder obligations associated with its fixed interest rate and payout annuity block of policies at that time, approximating $1.7 billion, were reinsured with Prosperity. The Company then redirected its attention toward rebuilding annuity sales momentum by developing products, targeting new channels of distribution to supplement its current partnerships with national marketing organizations, and focusing its offerings away from fixed interest rate products. Effective July 27, 2022, the Company entered into a second funds withheld coinsurance agreement with Aspida Life Re Ltd. ("Aspida"), another third party reinsurer. At the inception of this agreement, annuity policy obligations approximating $250.0 million were reinsured with Aspida. In addition, for specified new annuity product sales, the Company is reinsuring an agreed upon quota share of this business, currently 80%, in a flow reinsurance structure. The objective is to be able to more competitively price these annuity products utilizing the investment expertise of Aspida and their ability to obtain higher investment yields.

The following table sets forth information regarding annuities in force for each date presented. These amounts include the policies and reserves associated with the funds withheld reinsurance transactions discussed above.

	Annuities In Force as of
	September 30,	December 31,
	2023	2022

	($ in thousands)

Fixed-index annuities:
Number of policies	57,392	61,292
GAAP annuity reserves	$4,303,054	4,723,558

Other deferred annuities:
Number of policies	25,299	27,526
GAAP annuity reserves	$919,080	1,026,497

Immediate annuities:
Number of policies	9,798	10,223
GAAP annuity reserves	$307,609	324,499

Total annuities:
Number of policies	92,489	99,041
GAAP annuity reserves	$5,529,743	6,074,554

Impact of Recent Business Environment

The Company's business is generally aided by an economic environment experiencing growth, whether moderate or vibrant, characterized by improving employment data and increases in personal income. Important metrics indicating sustained economic growth over the longer term principally revolve around employment and confidence, both consumer and business sentiment. Changing economic conditions have caused policies and decisions made by central banks to be more crucial to business outlooks for insurers. The insurance market has gone from a low inflation, low interest rate environment to a higher inflation, increasing interest rate environment in a relatively short period of time. Central bankers have been focused on corralling inflation consistent with their stated mission. Consequently, global activity is subject to slowing and has caused the outlook to be more uncertain.

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

Consolidated Operations

Premiums and other revenues. The following details Company revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)

Universal life and annuity contract charges	$34,471	33,810	106,952	99,428
Traditional life and SPIA WLC premiums	21,631	22,337	64,435	71,119
Net investment income (excluding index option derivatives)	88,619	92,054	276,141	293,875
Other revenues	5,741	5,761	16,731	17,136
Index option derivative gain (loss)	(19,655)	(12,550)	5,246	(89,173)
Net realized investment gains	25,883	745	25,976	6,305

Total revenues	$156,690	142,157	495,481	398,690

Universal life and annuity contract charges - Revenues for universal life and annuity contracts were higher for the first nine months in 2023 compared to 2022 with the component sources shown below. Revenues for universal life and annuity products consist of policy charges for the cost of insurance, administration charges, surrender charges assessed against policyholder account balances, and other charges less reinsurance premiums, as shown in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)

Contract Charges:
Cost of insurance and administrative charges	$31,972	32,495	97,786	94,597
Surrender charges	5,049	4,493	16,752	14,055
Other charges	2,443	1,843	7,100	5,703

Gross contract revenues	39,464	38,831	121,638	114,355

Reinsurance premiums	(4,993)	(5,021)	(14,686)	(14,927)

Net contract charges	$34,471	33,810	106,952	99,428

Cost of insurance charges were $25.5 million in the three months ended September 30, 2023 level with $25.5 million reported in the third quarter of 2022, and were $78.2 million for the nine months ended September 30, 2023 compared to $74.0 million for the same period in 2022. Cost of insurance charges typically trend with the size of the universal life insurance block in force and the amount of new business issued during the period. The volume of universal life insurance in force at September 30, 2023 declined to $10.9 billion from approximately $11.8 billion at December 31, 2022 and $12.7 billion at December 31, 2021. Countering the downward trend in the level of life insurance in force are higher cost of insurance charges that National Western implemented on its International Life insurance products in accordance with policy contract provisions. Administrative charges pertaining to new business issued decreased to $6.5 million for the three months ended September 30, 2023 from $7.0 million for the same period in 2022, and to $19.6 million for the first nine months of 2023 compared to $20.6 million for the first nine months of 2022.

Surrender charges assessed against policyholder account balances upon withdrawal increased in the three and nine months ended September 30, 2023 versus the comparable prior year periods. While the Company earns surrender charge income that is assessed upon policy terminations, the Company's overall profitability is enhanced when policies remain in force and additional contract revenues are realized and the Company continues to make an interest rate spread equivalent to the difference it earns on its investments and the amount that it credits to policyholders. In the three and nine months ended September 30, 2023, lapse rates on annuity products were higher compared to prior year periods and a larger increase in lapsations were notable during the second quarter of 2023. Surrender charge income recognized is also dependent upon the duration of policies at the time of surrender (i.e. later duration policy surrenders have lower surrender charges assessed and earlier policy surrenders having a higher surrender charge assessed).

Other charges include the net amount of current period premium load amounts on new sales of single premium life insurance products which are deferred (recorded as negative revenue) and the subsequent amortization into income of these deferred premium loads. These products comprise substantially all of domestic life insurance sales. The increase in Other charges in the three and nine months ended September 30, 2023 versus the comparable 2022 periods reflect lower current period premium loads deferred due to decreased sales levels relative to the amounts currently being amortized into income.

Traditional life premiums - Ozark National's principal product is a non-participating whole life insurance policy with premiums remitted primarily on a monthly basis. The product is sold in tandem with a mutual fund investment product offered through its broker-dealer affiliate, NIS. Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period. A sizable portion of National Western's traditional life business resided in the International Life insurance segment. However, National Western's overall life insurance sales focus has historically been centered around universal life products. The addition of Ozark National's business of repetitive paying permanent life insurance adds an important complement to National Western's life insurance sales. Included in the amount for the three months ended September 30, 2023 is $17.6 million of life insurance renewal premium from Ozark National compared to $17.8 million in the third quarter of 2022. For the nine months ended September 30, 2023 and 2022, Ozark National life insurance renewal premium amounts were $53.3 million and $54.0 million, respectively. Universal life products, especially National Western's equity indexed universal life products, which offer the opportunity for consumers to acquire life insurance protection and receive credited interest linked in part to an outside market index, have been the more popular product offerings in the Company's markets.

Net investment income (with and without derivatives) - A detail of net investment income is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)

Gross investment income:
Debt and equities	$74,719	75,463	226,208	219,680
Mortgage loans	4,496	3,541	14,894	15,292
Policy loans	686	674	2,016	1,919
Short-term investments	3,680	1,777	9,334	2,459
Other invested assets	5,676	2,036	28,689	18,236

Total investment income	89,257	83,491	281,141	257,586
Less investment expenses	620	619	2,007	1,993

Net investment income (excluding derivatives and trading securities)	88,637	82,872	279,134	255,593
Index option derivative gain (loss)	(19,655)	(12,550)	5,246	(89,173)
Embedded derivative on reinsurance	35,531	70,610	14,320	256,499
Trading securities market adjustments	(35,549)	(61,428)	(17,313)	(218,217)

Net investment income	$68,964	79,504	281,387	204,702

The Company's strategy has been to invest a substantial portion of its cash flows in fixed debt securities within its guidelines for credit quality, duration, and diversification. As a result of an asset allocation strategy study that was conducted, an increase in allocations toward mortgage loans and alternative investments was identified as a strategic objective. Investment yields on new bond purchases during the first nine months of 2023 approximated 6.58% as compared to the 4.21% yield achieved during the full year 2022. National Western's weighted average bond portfolio yield was 3.84% at September 30, 2023 increasing from 3.76% at December 31, 2022. Ozark National's weighted average portfolio yield at September 30, 2023 was 3.91%.

Changes in fair values of equity securities are included in net investment income in the Condensed Consolidated Statements of Earnings. For the three months ended September 30, 2023 and 2022, unrealized gains/(losses) of $(1.8) million and $(0.4) million, respectively, are included in investment income reflecting the change in fair value of equity securities during the periods. For the nine months ended September 30, 2023 and 2022, unrealized gains/(losses) were $(0.3) million and $(6.3) million, respectively. The carrying value of the Company's portfolio of equity securities was $21.9 million at September 30, 2023.

During 2022 and thus far into 2023, the Company's new mortgage loan activity has been challenged as interest rate levels have appreciated considerably. The increase in interest rates has resulted in fewer mortgage loan opportunities meeting the Company's underwriting standards. Consequently, the mortgage loan portfolio balance declined to $490.1 million at September 30, 2023 from $505.7 million at December 31, 2022. During the nine months ended September 30, 2023 the Company originated new mortgage loans of $6.8 million compared to $45.4 million in the comparable period of 2022.

The increase in short-term investment income reflects the rapid increase in short-term interest rates over the past year in tandem with the Federal Reserve interest rate increases implemented to counter inflationary pressures. Short-term investment fund interest rates averaged approximately 0.9% for the first nine months of 2022. For the first nine months of 2023, interest rates ranged from 4.0% to 5.1% for the same short-term investment vehicles.

In order to obtain incremental investment yield, the Company expanded its invested asset portfolio to include alternative investments. These assets are typically capital pools with specific investment objectives managed by investment firms having specific expertise in designated asset opportunities. The Company held balances of $221.5 million, $186.9 million, and $67.7 million at September 30, 2023, December 31, 2022, and December 31, 2021, respectively, in this investment category, excluding any associated structured note amounts. Other invested assets investment income in the first nine months of 2022 includes a non-recurring $6.8 million profit participation payment on a mezzanine loan.

The Company's net investment income is reduced for amounts ceded to reinsurers under the funds withheld reinsurance agreements associated with funds withheld assets. In the quarters ended September 30, 2023 and 2022, the Company ceded net investment income of $19.6 million and $17.1 million, respectively. For the nine months ended September 30, 2023 and 2022, these amounts were $58.6 million and $44.8 million, respectively.

The Company is required to maintain an allowance pertaining to current expected credit losses on financial instruments ("CECL") under GAAP. Remeasurement of the CECL allowance for mortgage loans is performed quarterly and for the three months ended September 30, 2023 and 2022 resulted in an increase in the allowance of $0.6 million and $1.2 million, respectively, which is applied against gross investment income. For the nine months ended September 30, 2023 and 2022, the change in the CECL allowance applied against gross investment income for mortgage loans was an increase of $0.7 million and $0.8 million, respectively.

Credit loss allowances for available-for-sale debt securities are recorded when unrealized losses and missed payments indicate a credit loss has occurred and a full recovery of the investment principal is not expected. Credit loss allowances are recorded through net investment income in the Condensed Consolidated Statements of Earnings. No credit loss allowances for available-for-sale debt securities were recorded in the three and nine months ended September 30, 2023 or 2022.
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

	Nine Months Ended September 30,
	2023	2022

	(In thousands)

Excluding derivatives and funds withheld securities:
Net investment income	$279,134	255,593
Average invested assets, at amortized cost	$9,077,035	9,420,038
Annual yield on average invested assets	4.10%	3.62%

Including derivatives and funds withheld securities:
Net investment income	$281,387	204,702
Average invested assets, at amortized cost	$10,691,053	11,107,582
Annual yield on average invested assets	3.51%	2.46%

The average invested asset yield, excluding derivatives and trading securities, for the first nine months of 2023 increased compared to 2022 due to the incremental yield on newly invested cash flows into debt securities and alternative investments as well as the increase in short-term investment yields. Net investment income in the first nine months of 2023 and 2022 includes non-recurring profit participation payments related to mezzanine loans of $1.4 million and $6.8 million, respectively.

The average yield on bond purchases during the nine months ended September 30, 2023 to fund National Western insurance operations was 6.58% representing a 2.85% spread over treasury rates. The weighted average quality of new purchases during the first nine months of 2023 was "A" which was higher than the "A-" weighted average quality of purchases during 2022. The composite duration of purchases during the first nine months of 2023 was 6.1 years, which is significantly less than National Western's historical duration of purchases, indicative of the inverted yield curve during the first nine months of 2023. The Company's general investment strategy has been to purchase debt securities with maturity dates approximating ten years in the future. The strategic decision to expand diversification into alternative investments funds and private debt securities may shorten or lengthen investment duration dependent upon the instrument purchased.

The pattern in average invested asset yield, including derivatives and funds withheld securities, incorporates increases and decreases in the fair value of index options purchased by National Western to support its fixed-index products as well as net investment income from the embedded derivative funds withheld liability. Fair values of purchased call options recorded a net gain during the first nine months of 2023 and a net loss during the first nine months of 2022, corresponding to the movement in the S&P 500 Index® during these periods (the primary index the fixed-index products employ). Refer to the derivatives discussion below for a more detailed explanation.

With the execution of a funds withheld reinsurance agreement with Prosperity at the end of 2020, the Company initiated embedded derivative accounting with respect to the policyholder obligations reinsured. The Company entered into a second funds withheld reinsurance agreement with Aspida during 2022 which follows the same embedded derivative accounting treatment. During the nine months ended September 30, 2023, the embedded derivative contra-liability for reinsurance decreased by $14.3 million while in the nine months ended September 30, 2022 the embedded derivative contra-liability decreased by $256.5 million. These amounts are included in net investment income and served to increase net investment income in the first nine months of 2023 and 2022. Debt securities supporting the funds withheld policyholder obligations classified as trading incurred unrealized gains/(losses) of $(17.3) million in the first nine months of 2023 and $(218.2) million in the corresponding period for 2022, which were also recorded as a component of net investment income. The combination/net of these two amounts increased/(decreased) net investment income during the nine months ended September 30, 2023 and 2022 by $(3.0) million and $38.3 million, respectively.

Other revenues - Other revenues pertain to NIS, the broker-dealer affiliate of Ozark National; the operations of Braker P III, LLC ("BP III"), a subsidiary which owns and manages a commercial office building which includes the home office operations of National Western; and allowances earned by National Western for administering the funds withheld policies ceded to third party reinsurers.

NIS revenues were $2.8 million and $2.7 million for the three months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023 and 2022, NIS revenues were $8.1 million and $8.8 million, respectively. NIS revenues typically move in tandem with equity market performance.

Revenues associated with BP III were $1.0 million and $1.3 million for the three months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023 and 2022, revenues were $2.9 million and $3.9 million, respectively. Rental income received from National Western is eliminated in reporting consolidated results. The decreased rental income in 2023 compared with 2022 amounts reflects a $3.8 million buyout of the remaining lease term from a tenant at the end of 2022. The space vacated is currently not leased and being marketed.

Under terms of the Prosperity funds withheld reinsurance contract, National Western earns a monthly expense allowance equal to the average policy count of the funds withheld reinsured block of business multiplied by a stated amount per policy. The Company reported maintenance expense allowance revenue of $1.1 million and $1.1 million in the three months ended September 30, 2023 and 2022, and $3.4 million and $3.7 million in the nine months ended September 30, 2023 and 2022, respectively. As the block that was reinsured is a closed block of business, maintenance expense allowance revenue declines over time with the run off of the in force block.

Under the terms of the Aspida funds withheld reinsurance contract, National Western also earns a monthly expense allowance based upon the average policy count of the funds withheld reinsurance block of policies. In addition, National Western earns a ceding commission and certain policy acquisition allowance based upon new policies issued and coinsured with Aspida. The Company reported $0.3 million and $0.8 million in the three and nine months ended September 30, 2023, respectively, related to these revenue sources.

Effective July 27, 2022, the Company recorded as a liability (deferred revenue) on its Condensed Consolidated Balance Sheet a deferred Cost of Reinsurance ("COR") amount of $21.2 million associated with the funds withheld reinsurance transaction with Aspida (original COR amount reported of $30.8 million has been restated for the adoption of ASU 2018-12). This represents the net amount of GAAP reserves, deferred policy acquisition costs and sales inducements reinsured at the closing date, plus a $68.2 million ceding commission payable by the reinsurer, which in the aggregate was in excess of the Statutory Reserves ceded to Aspida (reflected as funds held assets). This COR balance is amortized and included in Other revenues. COR amortization revenue included in Other revenues totaled $0.4 million and $0.4 million for the three months ended September 30, 2023 and 2022, respectively, and $1.2 million and $0.4 million for the nine months ended September 30, 2023 and 2022, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)

Index option derivatives:
Unrealized gain (loss)	$(18,248)	(749)	31,508	(100,373)
Realized gain (loss)	(1,407)	(11,801)	(26,262)	11,200

Total gain (loss) included in net investment income	$(19,655)	(12,550)	5,246	(89,173)

Total contract interest	$(10,417)	42,235	52,742	2,466

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

Net realized investment gains (losses) - Realized gains (losses) on investments generally include proceeds from bond calls, sales and impairment write-downs, as well as gains and losses on the sale of real estate property. Net gains reported for the nine months ended September 30, 2023 consisted of gross gains of $26.0 million offset by gross losses of $0.0 million. Realized gains include the tender of shares held in Moody Bancshares, Inc. The Company's cost basis in the shares was $195,000 and the tender proceeds approximated $25.8 million. The net gains reported for the nine months ended September 30, 2022 consisted of gross gains of $6.5 million offset by gross losses of $(0.2) million.

Benefits and Expenses. The following table details benefits and expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)

Life and other policy benefits	$26,557	27,768	83,435	87,481
Policy benefit remeasurement (gains) and losses	8,360	9,827	8,360	9,827
Market risk benefits expense	(29,439)	(33,571)	6,733	(150,069)
Amortization of deferred transaction costs	20,326	21,613	63,600	67,549
Universal life and annuity contract interest	(10,417)	42,235	52,742	2,466
Other operating expenses	42,430	29,387	129,556	92,290

Totals	$57,817	97,259	344,426	109,544

Life and other policy benefits - Death claim benefits, the largest component of policy benefits, were $54.1 million in the first nine months of 2023 compared to $59.1 million for the first nine months of 2022. Of the amount included in the nine months ended September 30, 2023, $27.1 million was associated with National Western business and $27.0 million pertained to Ozark National. In the first nine months of 2022, these amounts were $31.9 million and $27.2 million for National Western and Ozark National, respectively. Death claim amounts are subject to variation from period to period. For the first nine months of 2023, the number of National Western life insurance claims increased 9% versus the comparable period in 2022 while the average dollar amount per net claim declined to $53,700 from approximately $62,600. National Western's overall mortality experience has generally been consistent with or better than its product pricing assumptions. The average net claim for Ozark National during the 2023 and 2022 nine-month periods was $15,500 and $15,700, respectively. Mortality exposure is managed through reinsurance treaties under which National Western's retained maximum net amount at risk on any one life is capped at $500,000. Ozark National's retained maximum net amount at risk is capped at $200,000 under its reinsurance treaties with limited exceptions related to the conversion of child protection and guaranteed insurability riders.

With the inception of the pandemic, both National Western and Ozark National established specific coding to track the death claim experience associated with COVID-19. During the nine months ended September 30, 2023, National Western incurred 22 death claims on life insurance policies in which the reported cause of death was due to the coronavirus (COVID-19) totaling a net claim amount (after reinsurance) of $1.1 million. For the comparable nine-month period in 2022, National Western incurred 72 COVID-19 related death claims on life insurance policies totaling a net amount after reinsurance of $5.4 million. During the nine months ended September 30, 2023, Ozark National incurred 19 confirmed COVID-19 death claims aggregating to a net claim amount of approximately $0.4 million. For the nine months ended September 30, 2022, Ozark National reported 106 COVID-19 death claims totaling to a net amount of $2.8 million. The COVID-19 claim activity is included in the claim disclosures made in the preceding paragraph. Subsequent to 2021, the incidence of COVID-19 death claim reporting has dropped substantially.

Life and other policy benefits also includes other policy liabilities held associated with the Company's traditional life products and policies with life contingencies. The changes in other policy liabilities for National Western were $12.4 million and $18.3 million in the nine months ended September 30, 2023 and 2022, respectively. Life and other policy benefits in the nine months ended September 30, 2023 and 2022 includes changes in traditional life reserves and miscellaneous benefit payments associated with Ozark National's operations of $17.0 million and $10.1 million, respectively.

Policy benefit remeasurement (gains) and losses - The Company's practice is to annually review its actuarial assumptions as part of its reporting for the third quarter period and to "unlock" those assumptions which deviate materially from actual experience. Under ASU 2018-12 ("LDTI"), the impact of unlocking the Liability for Future Policyholder Benefits ("LFPB") and the Additional Liabilities in Excess of Account Balance is presented separately in the Condensed Consolidated Statements of Earnings as Policy benefit remeasurement (gains) and losses. During the three and nine months ended September 30, 2023, the Company unlocked its traditional life reserves and its excess death benefit reserves for mortality experience, lapse rates, and investment portfolio yield rates, the effect of which was to increase reserves by $8.4 million. The Company unlocked similar assumptions in the three and nine months ended September 30, 2022 the effect of which was to increase reserves by $9.8 million.

Market risk benefits expense - Market risk benefits expense is a new income statement line item emanating from the adoption of the LDTI accounting standard. The Market risk benefits liability represents the reserve pertaining to certain contract features on annuity products that provide minimum guarantees to policyholders, such as guaranteed minimum withdrawal benefits, that provide protection to contractholders from other-than-nominal capital market risk and expose the Company to other-than-nominal capital market risk. Market risk benefits are measured at fair value with changes in fair value not caused by credit risk recognized in net income each period. The change in fair value of the Market risk benefits liability reported in the Condensed Consolidated Statements of Earnings is impacted by interest rate movements. For the quarters ended September 30, 2023 and 2022, the change in the Market risk benefits liability due to interest rates was an expense/(benefit) of $(53.0) million and $(41.7) million, respectively, and for the nine months ended September 30, 2023 and 2022 the change was an expense/(benefit) of $(30.9) million and $(183.3) million, respectively. Refer to Note (7) Market Risk Benefits Liability in the Notes to Condensed Consolidated Statements for further discussion.

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

The Company's practice is to annually review during the third quarter its actuarial assumptions pertaining to its blocks of businesses and to update those assumptions which deviate significantly from actual experience. The Company records these adjustments whenever necessary. The following table identifies the current effect of actuarial assumption adjustments on DPAC balances recorded through amortization expense separate from recurring amortization expense for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)
Amortization of DPAC:
Actuarial assumption adjustments	$(64)	(65)	(64)	(65)
Recurring amortization	15,966	15,886	48,790	49,903

Totals	$15,902	15,821	48,726	49,838

Amortization expense for the three and nine months ended September 30, 2023 was comprised of DPAC amortization by National Western of $15.7 million and $48.1 million, respectively, and by Ozark National of $0.2 million and $0.6 million, respectively. Amortization expense three and nine months ended September 30, 2022 was comprised of DPAC amortization by National Western of $15.7 million and $49.3 million, respectively, and $0.2 million and $0.6 million by Ozark National, respectively. Amortization expense for National Western for the three and nine months ended September 30, 2023 was reduced by $1.0 million and $2.3 million, respectively, for amounts pertaining to the policies ceded under the funds withheld reinsurance agreements. Ceded amortization expense for the three and nine months ended September 30, 2022 was similarly reduced by $1.5 million and $2.9 million, respectively.

As part of the purchase accounting required with the acquisition of Ozark National, the Company recorded an intangible asset of $180.9 million referred to as the value of business acquired ("VOBA"). VOBA represents the difference between the acquired assets and liabilities of Ozark National measured in accordance with the Company's accounting policies and the fair value of these same assets and liabilities. The VOBA balance sheet amount is amortized following a methodology similar to that used for amortizing deferred policy acquisition costs. In the quarters ended September 30, 2023 and 2022, the Company's VOBA amortization expense was $2.1 million and $3.1 million, respectively, and for the nine months then ended $6.5 million and $9.5 million, respectively.

At December 31, 2020, the Company recorded as an asset on its Consolidated Balance Sheet a deferred Cost of Reinsurance ("COR") amount of $102.8 million associated with the funds withheld reinsurance transaction with Prosperity. This original balance represents the amount of assets transferred at the closing date of funds withheld agreement (debt securities, policy loans, and cash) in excess of the GAAP liability ceded plus a $48 million ceding commission paid to the reinsurer. The COR balance is amortized commensurate with the runoff of the ceded block of funds withheld business. For the three months ended September 30, 2023 and 2022, COR amortization expense of $2.3 million and $2.7 million, respectively, is included in Amortization of deferred transaction costs. For the nine months ended September 30, 2023 and 2022, COR amortization expense of $8.4 million and $8.2 million, respectively, is included in Amortization of deferred transaction costs.

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

Contract interest expense includes other items which increase or decrease reported contract interest in a particular reporting period. For the three and nine months ended September 30, 2023 and 2022, contract interest expense includes the amounts shown in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)

Contract Interest Expense:
Credited fixed interest	$18,509	20,077	56,939	63,898
Credited equity-index interest	11,854	94	11,854	45,696
Gross reserve changes	15,907	36,704	38,048	57,857
Withdrawal benefit rider charges	(7,276)	(7,189)	(22,342)	(21,959)
Ceded credited interest and reserve changes	(7,528)	(38,246)	(31,015)	(67,121)
Unlocking adjustment	(19,376)	27,993	(19,376)	27,993
Index option embedded derivative reserve changes	(22,507)	2,802	18,634	(103,898)

Totals	$(10,417)	42,235	52,742	2,466

Contract interest expense includes gross reserve changes for immediate annuities, two tier annuities, excess death benefit reserves, excess annuitizations, and changes in deferred sales inducement balances. These gross reserve items are offset by policy charges assessed for policies having the withdrawal benefit rider ("WBR") and by amounts ceded to reinsurers.

For contract interest expense pertaining to funds withheld annuity policies ceded to the reinsurers, contract interest expense is adjusted to remove credited interest ceded and reserve change items ceded which are shown in the above table for the three and nine months ended September 30, 2023 and 2022. The amount of ceded interest credited on the funds withheld annuity policies included these amounts for the three months ended September 30, 2023 and 2022, was $6.2 million and $7.4 million, respectively. For the nine months ended September 30, 2023 and 2022, the interest credited ceded was $18.9 million and $24.2 million, respectively.

As part of the Company's unlocking process in the 2023 calendar third quarter, the Company unlocked its equity-indexed reserves for lapse rates, annuitization rates, and the portfolio investment yield, the effect of which was to reduce contract interest expense by $(19.4) million. The Company employed a similar unlocking process in the 2022 calendar third quarter the effect of which was to increase fixed-index annuities contract interest expense by $28.0 million.

Generally, the impact of the market value change of index options on asset values aligns closely with the movement of the embedded derivative liability held for the Company's fixed-index products such that the net effect upon pretax earnings is not significant. The market value changes of these index options for the three months ended September 30, 2023 and 2022, offsetting the index option embedded derivative reserve changes shown above, were $(17.6) million and $0.7 million, respectively. For the nine months ended September 30, 2023 and 2022, these amounts were $31.6 million and $(94.8) million, respectively. Policyholders of equity-indexed products cannot receive an interest credit below 0% according to the policy contract terms.

Other operating expenses - Other operating expenses consist of general administrative expenses, licenses and fees, commissions not subject to deferral, real estate expenses, brokerage expenses, compensation costs, and reinsurance ceded commission expense. These expenses for the three and nine months ended September 30, 2023 and 2022 are summarized in the table that follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)

General administrative expenses	$14,608	15,810	38,936	41,566
Compensation expenses	20,931	6,348	70,155	25,360
Commission expenses	1,735	2,026	5,769	7,453
Real estate expenses	1,479	1,493	4,376	4,696
Brokerage expenses (NIS)	1,341	1,433	3,816	4,445
Reinsurance ceded commission expense	(92)	—	(199)	3
Taxes, licenses and fees	2,428	2,277	6,703	8,767

Totals	$42,430	29,387	129,556	92,290

General administrative expenses include software amortization expense associated with National Western's proprietary policy administration systems as well as other acquired software. Expenses pertaining to these items were $2.3 million and $4.1 million in the third quarter of 2023 and 2022, respectively, and $7.5 million and $11.4 million in the first nine months of 2023 and 2022, respectively. The lesser amount in the 2023 period reflects legacy internally developed operating systems reaching their full amortization. Expenditures for consulting costs were $4.8 million in the three months ended September 30, 2023 versus $4.0 million in the comparable quarter of 2022, and $10.8 million in the first nine months of 2023 as compared to $15.4 million in the first nine months of 2022. Consulting costs in the three and nine months ended September 30, 2023 include services provided in conjunction with the Merger Agreement and related transactions. Consulting costs in the three and nine months ended September 30, 2022 include IT expenditures for consulting and contractor resources needed to compensate for IT staffing shortages. This category of expenses also includes legal fees and expenses which were $2.6 million and $0.9 million in the quarters September 30, 2023 and 2022, respectively and $4.0 million and $3.0 million in the first nine months of 2023 and 2022, respectively. In addition to expenses associated with litigation and lawsuits, these amounts in 2023 include legal services provided in connection with the Merger Agreement and related matters.

Compensation expenses include share-based compensation costs related to outstanding vested and nonvested stock appreciation rights ("SARs"), restricted stock units ("RSUs") and performance share units ("PSUs"). The related share-based compensation costs move in tandem not only with the number of awards outstanding but also with the movement in the market price of the Company's Class A Common Stock as a result of marking the SARs, RSUs, and PSUs to fair value under the liability method of accounting. Consequently, the related expense amount varies positively or negatively in any given period. In the Compensation expenses amounts shown above, share-based compensation expense totaled $11.3 million and $(1.2) million in the quarters ended September 30, 2023 and 2022, respectively. For the nine month periods shown share-based compensation expense was $43.6 million in 2023 and $1.4 million in 2022. The share-based compensation amount in the nine months ended September 30, 2023 reflects the change in the Company's Class A common share price which increased from $281.00 at December 31, 2022 to $437.49 at September 30, 2023. No performance share awards were granted in the first nine months of 2023 nor in 2022. Ozark National compensation expenses were $1.3 million and $1.0 million in the third quarter of 2023 and 2022, respectively, and $4.2 million and $3.0 million in the nine months ended 2023 and 2022, respectively.

Taxes, licenses and fees include premium taxes and licensing fees paid to state insurance departments, the company portion of social security and Medicare taxes, state income taxes, and other state and municipal taxes. Taxes, licenses and fees in the nine months ended September 30, 2023 include premium tax expenses of $3.0 million compared to $5.2 million in the comparable period of 2022 which reflects credits received in the first nine months of 2023 for 2022 tax premium overpayments which were the result of prescribed payment methods in certain states requiring estimated payments during the year to be based upon prior year obligations.

Federal Income Taxes. Federal income taxes on earnings reflect an effective tax rate of 29.4% for the first nine months ended September 30, 2023 compared to 20.7% for the nine months ended September 30, 2022. The Federal corporate tax rate was set at 21% under the 2017 Tax Cuts and Jobs Act ("Tax Act"). The Company's effective tax rate is typically slightly lower than the Federal statutory rate due to tax-exempt investment income related to municipal securities and dividends-received deductions on income from stocks, absent other permanent tax items. In the three and nine months ended September 30, 2023, the Company's effective tax rate increased due to IRS section 162(m) nondeductible salary expense limitations for highly compensated employees. These thresholds were surpassed due to the increased value of share-based compensation awards to officers and directors resulting from the Company's substantial increase in its publicly traded stock price during 2023.

The Company's current tax expense is also elevated due to a provision of the Tax Act which imposed a limitation on the amount of tax reserves a life insurer is able to deduct in arriving at its taxable income. The limitation is the greater of net surrender value or 92.81% of the reserve method prescribed by the National Association of Insurance Commissioners. Implementation of this provision was required as of January 1, 2018 and the Company ultimately determined that the resultant tax reserve adjustment was a decrease of $332.9 million. The Tax Act provided that this tax reserve adjustment could be brought into taxable income ratably over a period of eight (8) years. Based upon the tax reserve adjustment derived, the effect of the Tax Act limiting the tax reserve deductible in the current tax computation serves to increase the Company's taxable income by approximately $41.6 million per year through 2025. At the Federal statutory rate of 21%, the impact upon current tax expense is an increase of approximately $8.7 million per year or approximately $2.2 million each quarter.

Segment Operations

Summary of Segment Earnings

A summary of segment earnings for the three and nine months ended September 30, 2023 and 2022 is provided below. The segment earnings exclude realized gains and losses on investments, net of taxes.

	Domestic Life Insurance	International Life Insurance	Annuities	ONL & Affiliates	All Others	Totals

	(In thousands)

Segment earnings:
Three months ended:
September 30, 2023	$(2,462)	(520)	44,440	5,800	(2,981)	44,277
September 30, 2022	$(1,640)	4,198	24,371	4,354	3,316	34,599

Nine months ended:
September 30, 2023	$(1,085)	12,560	44,636	17,655	12,376	86,142
September 30, 2022	$3,365	17,267	176,771	15,477	11,415	224,295

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$12,807	13,466	38,229	39,278
Net investment income	4,181	8,489	51,985	(453)
Other revenues	10	26	24	77

Total premiums and other revenues	16,998	21,981	90,238	38,902

Benefits and expenses:
Life and other policy benefits	6,180	6,647	13,569	14,425
Policy benefit remeasurement (gain)/loss	1,370	3,843	1,370	3,843
Amortization of deferred transaction costs	3,407	5,586	9,782	12,127
Universal life insurance contract interest	638	826	39,985	(15,751)
Other operating expenses	8,740	7,133	27,162	20,013

Total benefits and expenses	20,335	24,035	91,868	34,657

Segment earnings (loss) before Federal income taxes	(3,337)	(2,054)	(1,630)	4,245
Provision for Federal income taxes	(875)	(414)	(545)	880

Segment earnings (loss)	$(2,462)	(1,640)	(1,085)	3,365

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)

Universal life insurance revenues	$15,567	15,876	46,254	46,356
Traditional life insurance premiums	775	992	2,210	3,040
Reinsurance premiums	(3,535)	(3,402)	(10,235)	(10,118)

Totals	$12,807	13,466	38,229	39,278

Universal life insurance revenues are predominantly earned based upon the amount of life insurance policies that are in force. National Western's pace of new policies issued has lagged the number of policies terminated from death or surrender causing a declining level of policies in force from which contract revenue is received. Consequently, the number of domestic life insurance policies in force has declined from 46,060 at December 31, 2021 to 44,560 at December 31, 2022, and to 43,211 at September 30, 2023. Policy lapse rates in the first nine months of 2023 approximated 5.9% compared to 5.7% and 6.3% in the first nine months of 2022 and 2021, respectively. The face amount of life insurance in force has decreased from $3.65 billion at December 31, 2021 to $3.61 billion at December 31, 2022 and to $3.54 billion at September 30, 2023.

Universal life insurance revenues are also generated with the issuance of new business based upon amounts per application and percentages of the face amount (volume) of insurance issued. The number of domestic life policies issued in the first nine months of 2023 was 37% lower than in the comparable period for 2022 and the volume of insurance issued was 32% lower than that in 2022.

Universal life insurance revenues also include surrender charge income realized on terminating policies and, in the case of domestic universal life, amortization into income of the premium load on single premium policies which is deferred. The net premium load amortization was $7.1 million and $5.7 million in the nine months ended September 30, 2023 and 2022, respectively.

Premiums collected on universal life products are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings in accordance with GAAP. Actual domestic universal life premiums collected are detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)

Universal life insurance:
First year and single premiums	$26,538	29,671	71,971	104,808
Renewal premiums	3,376	3,831	11,030	12,911

Totals	$29,914	33,502	83,001	117,719

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

Net investment income for this segment of business, excluding derivative gain/(loss), had been gradually increasing due to the new business activity described above (single premium policies) and a higher level of investments needed to support the corresponding growth in policy obligations, especially those for single premium policies. The recent decline in sales activity has served to mitigate the growth in net investment income. In addition, the increase in net investment income has been partially muted by lower investment yields from debt security investment purchases prior to 2023. Net investment income also includes the gains and losses on index options purchased to back the index crediting mechanism on fixed-index universal products.

A detail of net investment income for domestic life insurance operations is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)

Net investment income (excluding derivatives)	$13,218	14,011	38,902	40,289
Index option derivative gain (loss)	(9,037)	(5,522)	13,083	(40,742)

Net investment income (loss)	$4,181	8,489	51,985	(453)

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

Life and policy benefits for a smaller block of business are more exposed to variation from period to period. Claim count activity during the first nine months of 2023 increased 13% compared to the first nine months of 2022 while the average net claim amount (after reinsurance) increased to $45,240 from $41,650. GAAP reporting requires that claims be recorded net of any cash value amounts that have been accumulated in the policies. Claims in 2023 have been skewed toward single premium universal life policies which typically have very high accounts value and very low net amounts as risk (face amount of policies less accumulated account values). The Company's overall mortality experience for this segment has been consistent with pricing assumptions.

As discussed in the Results of Consolidated Operations section, during the three and nine months ended September 30, 2023 and 2022, the Company unlocked its traditional life reserves and its excess death benefit reserves for mortality experience, lapse rates, and investment portfolio yield rates. The impact of unlocking the Liability for Future Policyholder Benefits ("LFPB") is presented separately in the Condensed Consolidated Statements of Earnings as Policy benefit remeasurement (gains) and losses and approximated $1.4 million and $3.8 million in 2023 and 2022, respectively, for domestic life insurance operations.

Included in amortization of deferred transaction costs is DPAC amortization. The Company's practice is to annually review during the third quarter its actuarial assumptions pertaining to its blocks of businesses and to update those assumptions which deviate significantly from actual experience. The Company records these adjustments whenever necessary. The following table identifies the current effect of actuarial assumption adjustments on domestic life insurance DPAC balances recorded through amortization expense separate from recurring amortization expense for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)
Amortization of DPAC:
Actuarial assumption adjustments	$99	(29)	99	(29)
Recurring amortization	3,308	5,615	9,683	12,156

Totals	$3,407	5,586	9,782	12,127

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

Other operating expenses are allocated to the Company's lines of business based upon a functional cost analysis performed each year. As the Company's overall Other operating expenses have in increased in 2023 over 2022 levels, as discussed in the Results of Consolidated Operations section, Domestic life insurance operations operating expenses are correspondingly higher in 2023.

International Life Insurance Operations

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$22,871	18,303	64,476	56,612
Net investment income (loss)	2,229	3,986	16,296	(3,051)
Other revenues	2	24	6	63

Total premiums and other revenues	25,102	22,313	80,778	53,624

Benefits and expenses:
Life and other policy benefits	3,880	6,419	9,410	13,048
Policy benefit remeasurement (gain)/loss	6,469	(18)	6,469	(18)
Amortization of deferred transaction costs	4,148	3,771	12,225	12,610
Universal life insurance contract interest	646	2,421	11,592	(7,922)
Other operating expenses	7,300	4,384	22,208	14,121

Total benefits and expenses	22,443	16,977	61,904	31,839

Segment earnings before Federal income taxes	2,659	5,336	18,874	21,785
Provision for Federal income taxes	3,179	1,138	6,314	4,518

Segment earnings	$(520)	4,198	12,560	17,267

As with domestic life operations, revenues from the international life insurance segment include both premiums on traditional type products and contract revenues from universal life insurance. A comparative detail of premiums and contract revenues is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)

Universal life insurance revenues	$22,694	18,099	64,180	55,992
Traditional life insurance premiums	1,635	1,824	4,747	5,430
Reinsurance premiums	(1,458)	(1,620)	(4,451)	(4,810)

Totals	$22,871	18,303	64,476	56,612

Universal life revenues and operating earnings are largely generated from the amount of life insurance in force. The volume of in force for this segment, primarily universal life, has contracted from $11.3 billion at December 31, 2021 to $10.3 billion at December 31, 2022 and to $9.4 billion at September 30, 2023. The international life insurance block of business is a closed book that is expected to run off over a number of years.

Another component of international universal life revenues includes surrender charges assessed upon surrender of contracts by policyholders. Prior to 2023, termination rates had been trending lower resulting in lower surrender charge fee revenue being recognized. Surrender activity in this line of business has picked up noticeably thus far in 2023. In addition, policy contract provisions which provide for lower surrender charge fees to be assessed later in the contract term can produce variability in surrender fee revenue. The following table illustrates National Western's recent international life termination experience.

	Amount in $'s	Annualized Termination Rate
	(millions)

Volume In Force Terminations:
Nine Months Ended September 30, 2023	$945.4	12.2%
Year ended December 31, 2022	1,018.8	9.0%
Year ended December 31, 2021	1,080.1	8.7%
Year ended December 31, 2020	1,295.2	9.5%
Year ended December 31, 2019	1,671.5	10.9%
Year ended December 31, 2018	1,706.3	10.0%

As noted previously, premiums collected on universal life products are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings in accordance with GAAP. Actual international universal life premiums collected are detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)

Universal life insurance:
First year and single premiums	$—	—	—	—
Renewal premiums	9,354	10,944	30,003	34,547

Totals	$9,354	10,944	30,003	34,547

National Western's most popular international products were its fixed-index universal life products in which the policyholder could elect to have the interest rate credited to their policy account values linked in part to the performance of an outside equity index. These products issued were not generally available in the local markets when sold. Included in the totals in the above table are collected renewal premiums for fixed-index universal life products of approximately $17.0 million and $19.5 million for the first nine months of 2023 and 2022, respectively. The declining trend in renewal premiums during these periods corresponds with the decline in policies in force due to elimination of new sales and the termination activity as discussed above.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)

Net investment income (excluding index option derivatives)	$5,275	5,421	15,960	16,610
Index option derivative gain (loss)	(3,046)	(1,435)	336	(19,661)

Net investment income (loss)	$2,229	3,986	16,296	(3,051)

The gain or loss on index options follows the movement of the reference indices/index with realized gains or losses being recognized on the anniversary of each index option based upon the reference indices/index level at expiration date relative to the index level at the time the index option was purchased. Unrealized gains and losses are recorded for index options outstanding based upon their fair values, largely determined by the reference indices/index level, at the balance sheet reporting date as compared to the original purchase cost of each respective option.

Life and policy benefits primarily consist of death claims on policies. National Western's clientèle for international products are generally wealthy individuals with access to U.S. dollars and quality medical care. Consequently, the amounts of coverage purchased historically tended to be larger amounts. Life and policy benefit expense for the international life segment reflects the larger policies historically purchased, however mortality due to natural causes is comparable to that in the United States. The Company's maximum risk exposure per insured life is capped at $500,000 through reinsurance. The average international life net claim amount (after reinsurance) in the first nine months of 2023 decreased to $185,850 from $222,600 in the first nine months of 2022 while the number of claims incurred decreased 21%. Net claims, after reinsurance, associated with COVID-19 were $0.4 million in the nine months ended September 30, 2023 as compared to $2.2 million reported in the nine months ended September 30, 2022.

As discussed in the Results of Consolidated Operations section, during the three and nine months ended September 30, 2023 and 2022, the Company unlocked its traditional life reserves and its excess death benefit reserves for mortality experience, lapse rates, and investment portfolio yield rates. The impact of unlocking the Liability for Future Policyholder Benefits ("LFPB") is presented separately in the Condensed Consolidated Statements of Earnings as Policy benefit remeasurement (gains) and losses and approximated $6.5 million and $0.0 million in 2023 and 2022, respectively, for international life operations.

Included in amortization of deferred transaction costs is DPAC amortization. The Company's practice is to annually review during the third quarter its actuarial assumptions pertaining to its blocks of businesses and to update those assumptions which deviate significantly from actual experience. The Company records these adjustments whenever necessary. The following table identifies the current effect of actuarial assumption adjustments on international life insurance DPAC balances recorded through amortization expense separate from recurring amortization expense for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)

Amortization of DPAC:
Actuarial assumption adjustments	$3	6	3	6
Recurring amortization	4,145	3,765	12,222	12,604

Totals	$4,148	3,771	12,225	12,610

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

As discussed previously, Other operating expenses are allocated to the Company's lines of business based upon a functional cost analysis performed each year. As the Company's overall Other operating expenses have in increased in 2023 over 2022 levels, as discussed in the Results of Consolidated Operations section, International life insurance operations operating expenses are correspondingly higher in 2023.

Annuity Operations

A comparative analysis of results of operations for National Western's annuity segment is detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$1,895	5,570	12,497	17,532
Net investment income	54,169	55,365	168,439	171,575
Other revenues	1,872	1,584	5,674	4,182

Total premiums and other revenues	57,936	62,519	186,610	193,289

Benefits and expenses:
Life and other policy benefits	1,846	5,142	16,582	22,767
Policy benefit remeasurement (gain)/loss	—	93	—	93
Market risk benefits expense	(29,439)	(33,571)	6,733	(150,069)
Amortization of deferred transaction costs	10,457	9,022	34,463	32,741
Annuity contract interest	(11,701)	38,988	1,165	26,139
Other operating expenses	19,943	11,614	60,594	38,592

Total benefits and expenses	(8,894)	31,288	119,537	(29,737)

Segment earnings before Federal income taxes	66,830	31,231	67,073	223,026
Provision for Federal income taxes	22,390	6,860	22,437	46,255

Segment earnings	$44,440	24,371	44,636	176,771

Premiums and contract charges primarily consist of surrender charge income recognized on terminated policies. The amount of the surrender charge income recognized is determined by the volume of surrendered contracts as well as the duration of each contract at the time of surrender given the pattern of declining surrender charge rates over time that is common to most annuity contracts. The Company's lapse rate for annuity contracts in the first nine months of 2023 was 9.8% which was elevated compared to historical measures and was higher than the 7.9% rate during the same period in 2022. An outcome of the COVID-19 pandemic crisis was the movement by consumers toward fortifying liquidity positions. This has manifested in greater withdrawal and surrender activity. In addition, annuity contracts with fixed interest rates are more prone to terminate as contracts approach the end of their surrender charge period and in periods of rising interest rates.

Deposits collected on annuity contracts are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings in accordance with GAAP. Actual annuity deposits collected for the three and nine months ended September 30, 2023 and 2022 are detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)

Fixed-index annuities	$15,456	33,170	59,030	190,202
Other deferred annuities	186	48	1,173	1,710
Immediate annuities	1,403	5,702	691	6,417

Totals	$17,045	38,920	60,894	198,329

Fixed-index products are attractive for consumers when interest rate levels remain low and equity markets produce positive returns. Since National Western does not offer variable products or mutual funds, fixed-index products provide an important alternative to the Company's existing fixed interest rate annuity products. The Company's legacy portfolio of fixed interest rate annuity products are not generally competitive in today's higher interest rate market. Fixed-index annuity deposits as a percentage of total annuity deposits were 97% and 96% for the nine months ended September 30, 2023 and 2022, respectively.

Some of the Company's deferred products, including fixed-index annuity products, contain a first year interest bonus, in addition to the base first year interest rate, which is credited to the account balance when premiums are applied. These sales inducements are deferred in conjunction with other capitalized policy acquisition costs. The amounts currently deferred to be amortized over future periods amounted to approximately $(4.2) million and $4.9 million during the first nine months of 2023 and 2022, respectively. Amortization of deferred sales inducements is included as a component of annuity contract interest as described later in this discussion of Annuity Operations.

A detail of net investment income for annuity operations is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)

Net investment income (excluding derivatives and trading securities)	$61,759	51,774	179,605	162,063
Index option derivative gain (loss)	(7,572)	(5,593)	(8,173)	(28,770)
Embedded derivative on reinsurance	35,531	70,610	14,320	256,499
Trading securities market adjustment	(35,549)	(61,426)	(17,313)	(218,217)

Net investment income	$54,169	55,365	168,439	171,575

For the three months ended September 30, 2023 and 2022, net investment income was reduced by $19.6 million and $17.2 million, respectively for amounts ceded to the reinsurers under the funds withheld reinsurance agreements. For the nine months ended September 30, 2023 and 2022, these amounts were $58.6 million and $44.8 million, respectively.

As seen in the above table, net investment income also includes the derivative gains and losses on index options purchased to back the index crediting mechanism on fixed-index products. The derivative gain or loss on index options follows the movement of the reference indices/index with realized gains or losses being recognized on the anniversary of each index option based upon the reference indices/index at the expiration date relative to the index level at the time the index option was purchased. Unrealized gains and losses are recorded for index options outstanding based upon their fair value, largely determined by the reference indices/index level, at the balance sheet reporting date as compared to the original purchase cost of each respective option.

The funds withheld reinsurance agreement with Prosperity executed December 31, 2020 introduced embedded derivative accounting with respect to the annuity policyholder obligations reinsured. The funds withheld reinsurance agreement with Aspida executed during the third quarter of 2022 follows the same embedded derivative accounting treatment. During the three months ended September 30, 2023, the embedded derivative contra-liability decreased by $35.5 million as a result of interest rate levels increasing during the period, which was recorded as a component of net investment income. Debt securities supporting the funds withheld policyholder obligations classified as trading securities incurred a $(35.5) million market value decrease in the three months ended September 30, 2023, which was also recorded as a component of net investment income. The net of these two amounts, the embedded liability decrease and the change in market value of trading securities, decreased net investment income in the Annuity segment by $(18.0) thousand in the three months ended September 30, 2023. For the three months ended September 30, 2022, net investment income increased $9.2 million as the embedded derivative liability decreased $70.6 million and the corresponding trading securities incurred a market value decrease of $61.4 million.

Other revenues for the three months ended September 30, 2023 and 2022 include $1.5 million and $1.1 million, respectively, of maintenance expense allowance revenue. For the nine months ended September 30, 2023 and 2022, $4.2 million and $3.6 million are included in Other revenues, respectively. Under terms of the funds withheld reinsurance contracts with reinsurers, National Western earns a monthly expense allowance equal to the average policy count of the funds withheld reinsured block of business multiplied by a stated amount per policy.

Market risk benefits expense is a new income statement line item emanating from the adoption of the LDTI accounting standard. The Market risk benefits liability represents the reserve pertaining to certain contract features on annuity products that provide minimum guarantees to policyholders, such as guaranteed minimum withdrawal benefits, that provide protection to contractholders from other-than-nominal capital market risk and expose the Company to other-than-nominal capital market risk. Market risk benefits are measured at fair value with changes in fair value not caused by credit risk recognized in net income each period. The change in fair value of the Market risk benefits liability reported in the Condensed Consolidated Statements of Earnings is impacted by interest rate movements. For the nine months ended September 30, 2023 and 2022, the change in the Market risk benefits liability due to interest rates was an expense/(benefit) of $(30.9) million and $(183.3) million, respectively. Refer to Note (7) Market Risk Benefits Liability in the Notes to Condensed Consolidated Statements for further discussion. For the three months ended September 30, 2023 and 2022, the change in the Market risk benefits liability due to interest rates was an expense/(benefit) of $(53.0) million and $(41.7) million, respectively.

Included in amortization of deferred transaction costs is DPAC amortization. The Company's practice is to annually review during the third quarter its actuarial assumptions pertaining to its blocks of businesses and to update those assumptions which deviate significantly from actual experience. The Company records these adjustments whenever necessary. The following table identifies the current effect of actuarial assumption adjustments on annuity DPAC balances recorded through amortization expense separate from recurring amortization expense for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)
Amortization of deferred transaction costs:
Actuarial assumption adjustments	$(161)	(42)	(161)	(42)
DPAC recurring amortization	8,287	6,383	26,241	24,591
COR amortization expense	2,331	2,681	8,383	8,192

Totals	$10,457	9,022	34,463	32,741

In the three months ended September 30, 2023 and 2022, amortization expense was reduced by $1.0 million and $1.5 million, respectively, for DPAC ceded to reinsurers under the funds withheld reinsurance agreements. These amounts for the nine months ended September 30, 2023 and 2022 were $2.3 million and $2.9 million, respectively.

Amortization of deferred transaction costs includes amortization of the cost of reinsurance recorded at year-end 2020 associated with the funds withheld reinsurance agreement with Prosperity. At December 31, 2020, the Company recorded as an asset on the Consolidated Balance Sheet a deferred Cost of Reinsurance ("COR") amount of $102.8 million associated with the funds withheld reinsurance transaction. This represents the amount of assets transferred at the closing date of the funds withheld agreement (debt securities, policy loans, and cash) in excess of the GAAP liability ceded plus a $48.0 million ceding commission paid to the reinsurer. The COR balance is amortized commensurate with the runoff of the ceded block of funds withheld business. In the three and nine months ended September 30, 2023, COR amortization expense of $2.3 million and $8.4 million, respectively, is included in Amortization of deferred transaction costs, as compared to $2.7 million and $8.2 million for three and nine months ended September 30, 2022, respectively.

Annuity contract interest includes the equity component return associated with the call options purchased to hedge National Western's fixed-index annuities. The detail of fixed-index annuity contract interest as compared to contract interest for all other annuities is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)

Fixed-index annuities	$(18,077)	35,757	(9,925)	23,187
All other annuities	3,096	596	716	(207)

Gross contract interest	(14,981)	36,353	(9,209)	22,980
Bonus interest deferred and capitalized	1,370	138	4,199	(4,901)
Bonus interest amortization	1,910	2,497	6,175	8,060

Total contract interest	$(11,701)	38,988	1,165	26,139

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

As part of the Company's unlocking process in the 2023 calendar third quarter, the Company unlocked its equity-indexed reserves for lapse rates, annuitization rates, and the portfolio investment yield, the effect of which was to reduce fixed-index annuities contract interest expense by $(19.4) million. The Company employed a similar unlocking process in the 2022 calendar third quarter the effect of which was to increase fixed-index annuities contract interest expense by $28.0 million.

Bonus interest deferred and capitalized is generally a reduction in total contract interest expense. The positive amounts show in the table above represent the impact of unvested bonus amounts at the time of a contract surrender. These amounts are reversed from bonus interest previously deferred and capitalized. During periods of high contract surrenders and low sales, these reversals exceed the amounts currently being deferred.

ONL & Affiliates

Ozark National and NIS are combined into a separate segment "ONL & Affiliates" given their inter-related marketing and sales approach which consists of a coordinated sale of a non-participating whole life insurance product (Ozark National) and a mutual fund investment product (NIS). An analysis of results of operations for the ONL & Affiliates segment is detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)

Premiums and other revenues:
Premiums and contract charges	$18,529	18,808	56,185	57,125
Net investment income	8,358	7,301	24,519	21,438
Other revenues	2,829	2,778	8,154	8,866

Total premiums and other revenues	29,716	28,887	88,858	87,429

Benefits and expenses:
Life and other policy benefits	14,651	9,560	43,874	37,241
Policy benefit remeasurement (gain)/loss	521	5,909	521	5,909
Amortization of deferred transaction costs	2,314	3,234	7,130	10,071
Other operating expenses	4,949	4,755	15,167	14,826

Total benefits and expenses	22,435	23,458	66,692	68,047

Segment earnings before Federal income taxes	7,281	5,429	22,166	19,382
Provision for Federal income taxes	1,481	1,075	4,511	3,905

Segment earnings	$5,800	4,354	17,655	15,477

Revenues from ONL & Affiliates principally include life insurance premiums on traditional type products. Unlike universal life, revenues from traditional products are simply life premiums recognized as income over the premium-paying period of the related policies. The detail of premiums is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)

Traditional life insurance premiums	$19,018	19,358	57,964	58,933
Other insurance premiums and considerations	81	88	262	288
Reinsurance premiums	(570)	(638)	(2,041)	(2,096)

Totals	$18,529	18,808	56,185	57,125

Ozark National's traditional life block of business at September 30, 2023 included 168,960 policies in force representing approximately $5.6 billion of life insurance coverage. The repetitive pay nature of Ozark National's business generally promotes a higher level of persistency with an annualized lapse rate of 4.3% through September 30, 2023 slightly higher than the 4.2% rate experienced in the first nine months of 2022. Traditional life premiums by first year and renewal are detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)

Traditional life insurance premiums:
First year premiums	$938	969	2,791	2,969
Renewal premiums	18,080	18,389	55,173	55,964

Totals	$19,018	19,358	57,964	58,933

Other revenues consist primarily of brokerage revenue of NIS. Brokerage revenues of $8.1 million and $8.8 million for the nine months ended September 30, 2023 and 2022, respectively, had associated brokerage expense of $3.8 million and $4.4 million which is included in Other operating expenses. Brokerage revenues of $2.8 million and $2.8 million for the three months ended September 30, 2023 and 2022, respectively, had associated broker expenses of $1.3 million and $1.4 million.

The average face value of Ozark National's policies in force at September 30, 2023 was approximately $33,000. Life and policy benefits are subject to variation from quarter to quarter. Incurred net death claims, after reinsurance, for the first nine months of 2023 were $27.0 million representing an average net claim of $15,500. Incurred net death claims in the nine month period ended September 30, 2022 were $27.2 million representing a net average claim of $15,700. Ozark National's maximum retention on any single insured life is $200,000 with limited exceptions related to the conversion of child protection and guaranteed insurability riders. The balance of life and policy benefits during the three and nine months ended September 30, 2023 and 2022 consisted of increases in insurance reserves and payments of other policy benefits.

As discussed in the Results of Consolidated Operations section, during the three and nine months ended September 30, 2023 and 2022, the Company unlocked Ozark National's traditional life reserves for lapse rates. The impact of unlocking the Liability for Future Policyholder Benefits ("LFPB") is presented separately in the Condensed Consolidated Statements of Earnings as Policy benefit remeasurement (gains) and losses and approximated $0.5 million and $5.9 million in 2023 and 2022, respectively, for Ozark National's operations.

Amortization of deferred transaction costs for this segment includes amortization of DPAC and the value of business acquired ("VOBA"). VOBA represents the difference between the acquired assets and liabilities of Ozark National at the acquisition date measured in accordance with the Company's accounting policies and the fair value of these same assets and liabilities. The VOBA balance sheet amount is amortized following a methodology similar to that used for amortizing deferred policy acquisition costs. Subsequent to its acquisition effective January 31, 2019, Ozark National began deferring policy acquisition costs and amortizing these deferrals similar to the methodology employed by National Western. The following table identifies the amortization expense of Ozark National's DPAC and VOBA for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)
Amortization of deferred transaction costs:
Actuarial assumption adjustments	$(5)	—	(5)	—
VOBA amortization expense	2,093	3,111	6,491	9,519
DPAC recurring amortization	226	123	644	552

Totals	$2,314	3,234	7,130	10,071

Other Operations

The Company's primary business encompasses its domestic and international life insurance operations, its annuity operations, and ONL & Affiliates. However, the Company also has real estate and other investment operations through its wholly owned subsidiaries.

Pre-tax operating amounts include the results of BP III, the entity owning and operating the Company's home office facility in Austin, Texas. BP III incurred pre-tax losses of $(1.5) million and $(0.8) million for the nine months ended September 30, 2023 and 2022, respectively. National Western maintains its home office in this facility leasing approximately 40% of the space available. The lease payments made by National Western to BP III have been eliminated in consolidation. The increase in pre-tax loss during the first nine months of 2023 represents vacant space during the period due to a previous tenant paying an early termination fee at the end of 2022.

The remaining pre-tax earnings of $20.2 million and $15.2 million in Other Operations during the nine-month periods includes investment income from real estate, municipal bonds, and common and preferred equities held in subsidiary company portfolios principally for tax-advantage purposes. Included in these amounts are semi-annual distributions from a life interest in the Libbie
Shearn Moody Trust ("LSM Trust") which is held in NWLSM, Inc. Pre-tax distributions from the LSM Trust were $6.1 million and $2.3 million in the nine-month periods ended September 30, 2023 and 2022, respectively. The increased distribution in the 2023 period is due to the LSM Trust reinvesting the proceeds received from the sale of American National Group, Inc. in 2022 in yields exceeding the dividend previously earned on the shares held of American National Group, Inc.

A predecessor of the Company acquired its life estate interest in 1960 as part of Robert L. Moody, Sr.'s capitalization of that predecessor insurance company. Mr. Moody, Sr. was Chairman Emeritus of the Company and was the last surviving grandchild of Libbie Shearn Moody. By its terms, the LSM Trust life estate interest provided for the payment of one-eighth of the income of the LSM Trust as long as Mr. Moody, Sr. was alive. On November 7, 2023, Robert L. Moody Sr. passed away. As a result, the Company will not receive any distributions of income received by the LSM Trust attributable to periods following Mr. Moody, Sr.'s death. Because of the nature of the LSM Trust estate interest, the Company holds a $12.8 million life insurance policy on Mr. Moody, Sr.'s life issued by National Western. All but $150,000 of that life insurance is reinsured by third party reinsurers.

Included in the pre-tax earnings for the nine months ended September 30, 2022, is a $6.8 million non-recurring profits participation payment received on a mezzanine loan. The Company holds a modest portfolio of equity securities, primarily in NWL Financial, Inc., whose fair value changes are recorded in net investment income. For the three months ended September 30, 2023 and 2022, the market value changes for these securities were $(1.8) million and $(0.4) million, respectively. For the nine months ended September 30, 2023 and 2022, the market value changes were $(0.3) million and $(6.3) million, respectively.

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

	September 30, 2023		December 31, 2022
	Carrying Value	%	Carrying Value	%

	(In thousands)		(In thousands)

Debt securities available-for-sale	$7,052,554	78.4	$7,611,633	79.7
Debt securities trading	1,000,355	11.1	1,065,993	11.1
Mortgage loans	490,059	5.4	505,730	5.3
Policy loans	67,809	0.8	70,495	0.7
Derivatives, index options	55,278	0.6	23,669	0.2
Real estate	27,274	0.3	27,712	0.3
Equity securities	21,913	0.2	22,076	0.2
Other	281,625	3.1	234,394	2.5
Short-term investments	7,821	0.1	3,937	—

Totals	$9,004,688	100.0	$9,565,639	100.0

Invested assets at September 30, 2023 include Ozark National and NIS amounts as follows: Debt securities of $663.0 million and Policy loans of $21.0 million. These invested asset amounts at December 31, 2022 were: Debt securities of $674.8 million and Policy loans of $22.2 million.

The Company's available-for-sale debt securities and trading debt securities portfolios in aggregate had an exposure to regional bank bonds totaling $157.0 million at September 30, 2023. This represents 1.7% of the Company's total invested assets as of that date. Of this amount, $4.2 million of bank debt securities were held in the trading debt securities portfolio which is managed by reinsurers under funds withheld reinsurance agreements who bear the financial risk of any credit loss with respect to these securities. The Company carefully monitors its credit exposures to this sector and did not maintain a credit loss allowance with respect to its holdings at September 30, 2023.

Debt Securities

GAAP accounting requires investments in debt securities to be classified into one of three categories: (a) trading securities; (b) securities available-for-sale; or (c) securities held-to-maturity. Although the Company's investment philosophy calls for purchases of securities with the intent to hold to maturity, the introduction of funds withheld coinsurance arrangements precluded the Company from utilizing the held-to-maturity category when classifying its debt securities. Consequently, the Company has designated its debt securities holdings as available-for-sale and any funds-held acquisitions as trading securities. The discussion that follows reflects this category classification.

The Company maintains a diversified debt securities portfolio which consists mostly of corporate, mortgage-backed, and public utility fixed income securities. Investments in mortgage-backed securities primarily include U.S. Government agency pass-through securities and collateralized mortgage obligations ("CMO"). The Company's investment guidelines prescribe limitations by type of security as a percent of the total investment portfolio and all holdings were within these threshold limits. As of September 30, 2023 and December 31, 2022, the Company's available-for-sale debt securities portfolio consisted of the following classes of securities:

	September 30, 2023		December 31, 2022

	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Corporate	$5,016,735	71.1	$5,631,572	74.0
Residential mortgage-backed securities	246,560	3.5	321,032	4.2
Public utilities	535,611	7.6	615,137	8.1
State and political subdivisions	374,719	5.3	411,499	5.4
U.S. agencies	11,642	0.2	20,626	0.3
Asset-backed securities	800,779	11.4	542,866	7.1
Commercial mortgage-backed	20,429	0.3	20,285	0.3
Foreign governments	43,400	0.6	45,887	0.6
U.S. Treasury	2,679	—	2,729	—

Totals	$7,052,554	100.0	$7,611,633	100.0

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

	Nine Months Ended September 30,	Year Ended December 31,
	2023	2022

	($ In thousands)

Cost of acquisitions	$53,291	$697,489
Average credit quality	A	A-
Effective annual yield	6.58%	4.21%
Spread to treasuries	2.85%	1.76%
Effective duration	6.1 years	8.0 years

Prior to 2022, the Company had been purchasing a higher proportion of longer maturity debt securities to match the increased duration of its growing life insurance policy liabilities. With the inversion of the yield curve beginning in 2022, longer duration debt securities have not provided sufficient incremental yield and value to warrant extending maturities on new purchases.

In addition to diversification, an important aspect of the Company's investment approach is managing the credit quality of its investment in debt securities. Thorough credit analysis is performed on potential corporate investments including examination of a company's credit and industry outlook, financial ratios and trends, and event risks. This emphasis is reflected in the high average credit rating of the Company's available-for-sale debt securities portfolio with 98.3%, as of September 30, 2023, held in investment grade securities. In the table below, investments in available-for-sale debt securities are classified according to credit ratings by nationally recognized statistical rating organizations.

	September 30, 2023		December 31, 2022
	Carrying Value	%	Carrying Value	%

	(In thousands)		(In thousands)

AAA	$167,549	2.4	$152,934	2.0
AA	933,696	13.2	1,047,929	13.8
A	2,414,526	34.2	2,625,189	34.5
BBB	3,417,983	48.5	3,673,096	48.2
BB and other below investment grade	118,800	1.7	112,485	1.5

Totals	$7,052,554	100.0	$7,611,633	100.0
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

	Available-for-Sale Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	% of Invested Assets

	(In thousands, except percentages)

September 30, 2023	$128,333	118,800	118,800	1.3%

December 31, 2022	$121,676	112,485	112,485	1.2%

The Company's percentage of below investment grade securities to total invested assets at September 30, 2023 compared to December 31, 2022 remained level in the first nine months of 2023. The Company's holdings of below investment grade securities as a percentage of total invested assets continue to remain low compared to industry averages.

Holdings in below investment grade securities as of September 30, 2023 are summarized below by category, including their comparable fair value as of December 31, 2022 for those debt securities rated below investment grade at September 30, 2023. The Company continually monitors developments in these industries for issues that may affect security valuation.

	Available-for-Sale Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	Fair Value
Industry Category	September 30, 2023	September 30, 2023	September 30, 2023	December 31, 2022

	(In thousands)

Asset-backed securities	$69	66	66	66
Oil & gas	81,335	75,829	75,829	74,949
Manufacturing	11,996	10,783	10,783	10,585
Infrastructure debt fund	12,353	11,108	11,108	11,314
Direct lending	11,524	10,747	10,747	6,379
ABS alt fund diversified	4,125	3,714	3,714	3,237
Other industrial, flow	4,942	4,575	4,575	4,500
Automotive	1,989	1,978	1,978	1,945

Total before allowance for credit losses	128,333	118,800	118,800	112,975

Allowance for credit losses	—	—	—	—

Totals	$128,333	118,800	118,800	112,975

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

Debt securities available-for-sale and debt securities trading are summarized as follows at September 30, 2023.

	September 30, 2023
	Fair Value	Amortized Cost	Allowance for Credit Losses	Unrealized Gains (Losses)

	(In thousands)

Debt securities available-for-sale	$7,052,554	7,994,143	—	(941,589)
Debt securities trading	1,000,355	1,221,272	—	(220,917)

Totals	$8,052,909	9,215,415	—	(1,162,506)

The unrealized loss position of the Company's debt securities holdings reflects the effect of rising interest rate levels on fair market values. At December 31, 2022, the Company's available-for-sale and trading debt securities were in an unrealized loss position of $(1.0) billion. At September 30, 2023, this position had increased slightly to an unrealized loss of $(1.2) billion reflecting a marginal increase in interest rate levels during the first nine months of 2023.

The Company's trading debt securities portfolio consisted of the following classes of securities:

	September 30, 2023		December 31, 2022
	Carrying Value	%	Carrying Value	%

	(In thousands)		(In thousands)

Corporate	$392,505	39.2	$450,135	42.3
Residential mortgage-backed securities	8,030	0.8	16,857	1.6
Public utilities	22,678	2.3	26,030	2.4
State and political subdivisions	12,026	1.2	12,126	1.1
Asset-backed securities	329,977	33.0	313,588	29.4
Commercial mortgage-backed	202,586	20.2	221,096	20.7
Collateralized loan obligations	32,553	3.3	26,161	2.5

Totals	$1,000,355	100.0	$1,065,993	100.0

In the table below, investments in trading debt securities are classified according to credit ratings by nationally recognized statistical rating organizations.

	September 30, 2023		December 31, 2022
	Carrying Value	%	Carrying Value	%

	(In thousands)		(In thousands)

AAA	$11,767	1.2	$13,645	1.3
AA	81,788	8.2	54,650	5.1
A	340,590	34.0	365,770	34.3
BBB	508,569	50.8	577,424	54.2
BB and other below investment grade	57,641	5.8	54,504	5.1

Totals	$1,000,355	100.0	$1,065,993	100.0

The investments in the trading debt securities below investment grade are summarized below.

	Below Investment Grade Trading Debt Securities
	Amortized Cost	Carrying Value	Fair Value	% of Invested Assets

	(In thousands, except percentages)

September 30, 2023	$63,064	57,641	57,641	0.6%
December 31, 2022	62,232	54,504	54,504	0.6%

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

The Company targets a minimum specified yield on mortgage loan investments determined by reference to currently available debt security instrument yields, plus a desired amount of incremental basis points. A low interest rate environment, along with a competitive marketplace, have resulted in fewer loan opportunities being available meeting the Company's required rate of return. The subsequent rapid rise in interest rate levels beginning in 2022 caused potential mortgage loan opportunities to fall outside the Company's underwriting criteria further causing a lower level of originations. Mortgage loans originated by the Company totaled $6.8 million in the nine months ended September 30, 2023 compared to $45.4 million for the nine months ended September 30, 2022 and $47.4 million for the year ended December 31, 2022.

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

The Company held net investments in mortgage loans, after allowances for possible losses, totaling $490.1 million and $505.7 million at September 30, 2023 and December 31, 2022, respectively. The diversification of the portfolio by geographic region and property type was as follows.

	September 30, 2023		December 31, 2022
	Amount	%	Amount	%

	(In thousands)		(In thousands)

Mortgage Loans by Geographic Region:
West South Central	$204,495	41.3	$220,357	43.2
South Atlantic	102,984	20.8	104,334	20.4
East North Central	59,514	12.0	60,520	11.9
West North Central	11,731	2.4	11,942	2.3
East South Central	18,311	3.6	18,753	3.7
Pacific	16,524	3.3	11,924	2.3
Middle Atlantic	40,510	8.2	40,742	8.0
Mountain	41,528	8.4	42,023	8.2
Gross balance	495,597	100.0	510,595	100.0

Market value adjustment	(1,242)	(0.3)	(1,290)	(0.3)
Allowance for credit losses	(4,296)	(0.9)	(3,575)	(0.7)

Totals	$490,059	98.8	$505,730	99.0

	September 30, 2023		December 31, 2022
	Amount	%	Amount	%

	(In thousands)		(In thousands)

Mortgage Loans by Property Type:
Retail	$160,365	32.4	$169,618	33.2
Office	137,904	27.8	140,092	27.4
Storage facility	78,510	15.8	79,853	15.7
Apartments	37,918	7.7	38,377	7.5
Industrial	35,130	7.1	35,896	7.0
Hotel	23,131	4.7	23,431	4.6
Land/Lots	4,173	0.8	4,605	0.9
Residential	14,599	2.9	14,599	2.9
All other	3,867	0.8	4,124	0.8
Gross balance	495,597	100.0	510,595	100.0

Market value adjustment	(1,242)	(0.3)	(1,290)	(0.3)
Allowance for credit losses	(4,296)	(0.9)	(3,575)	(0.7)

Totals	$490,059	98.8	$505,730	99.0

Included in the mortgage loan investment balance at September 30, 2023 and December 31, 2022 were mortgage loan investments made by Prosperity under the funds withheld reinsurance agreement totaling $19.3 million and $19.3 million, respectively. Similar to trading debt securities, these loans are reported at fair market values in order to allow the market value fluctuation to be recorded directly in the Condensed Consolidated Statements of Earnings and to offset the embedded derivative liability change due to market value fluctuations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)

Mortgage Loans Allowance for Credit Losses:
Balance, beginning of the period	$3,736	2,573	3,575	2,987
Provision (release) during the period	560	1,225	721	811

Balance, end of period	$4,296	3,798	4,296	3,798

The Company's direct investments in real estate consist primarily of a half-dozen income-producing properties which are being operated by a wholly owned subsidiary of National Western. The Company's real estate investments totaled approximately $27.3 million and $27.7 million at September 30, 2023 and December 31, 2022, respectively.

The Company recognized operating income of approximately $2.3 million and $2.3 million on real estate properties in the first nine months of 2023 and 2022, respectively. During the nine months ended September 30, 2022, the Company sold land located in Freeport, Texas and Houston, Texas along with a retail property located in Ruidoso, New Mexico for a net realized gain of $1.2 million. The Company monitors the conditions and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition.

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

The correlation between fair values and interest rates of available-for-sale debt securities for the quarters ended September 30, 2023 and June 30, 2023, and for the year ended December 31, 2022 is reflected in the tables below.

	September 30, 2023	June 30, 2023	December 31, 2022

	(In thousands except percentages)

Available-for-Sale Debt securities - fair value	$7,052,554	7,324,100	7,611,633
Available-for-Sale Debt securities - amortized cost	$7,994,143	8,083,487	8,438,761
Fair value as a percentage of amortized cost	88.22%	90.61%	90.20%
Net unrealized gain (loss) balance	$(941,589)	(759,387)	(827,128)
Ten-year U.S. Treasury bond – increase (decrease) in yield for the period	0.73%	0.37%	2.37%

The Company's trading debt securities, which are exclusively in funds withheld assets managed by reinsurers, are recorded at fair value upon purchase. While the recorded value of these trading debt securities subsequently fluctuates with market prices, the fair value movement of the securities is entirely offset by an identical fair value movement of the associated funds withheld liabilities.

The Company's unrealized gain (loss) balance for available-for-sale debt securities and trading debt securities held at September 30, 2023, June 30, 2023, and December 31, 2022 is shown in the following table.

	Net Unrealized Gain (Loss) Balance
	At September 30, 2023	At June 30, 2023	At December 31, 2022	Quarter Change in Unrealized Balance	Year-to-date Change in Unrealized Balance

	(In thousands)

Debt securities available-for-sale	$(941,589)	(759,387)	(827,129)	(182,202)	(114,460)
Debt securities trading	(220,917)	(185,368)	(203,604)	(35,549)	(17,313)

Totals	$(1,162,506)	(944,755)	(1,030,733)	(217,751)	(131,773)

Changes in interest rates typically have a sizable effect on the fair values of the Company's debt securities. The market interest rate of the ten-year U.S. Treasury bond increased 69 basis points from 3.88% at year-end 2022 to 4.57% by the end of the first nine months of 2023. Therefore, the increase in the unrealized loss balance position from that at December 31, 2022 is the expected portfolio value movement.

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

The Company performed detailed sensitivity analysis as of December 31, 2022, for its interest rate-sensitive assets and liabilities. The changes in market values of the Company's debt securities in the first nine months of 2023 were reasonable given the expected range of results of this analysis.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity requirements are met primarily by funds provided from operations. Premium deposits and annuity considerations, investment income, and investment maturities and prepayments are the primary sources of funds while investment purchases, policy benefits in the form of claims, and payments to policyholders and contract holders in connection with surrenders and withdrawals as well as operating expenses are the primary uses of funds. To ensure the Company will be able to pay future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed income securities. Funds are invested with the intent that the income from investments, plus proceeds from maturities, will meet the ongoing cash flow needs of the Company. The approach of matching asset and liability durations and yields requires an appropriate mix of investments. Although the Company historically has not been put in the position of having to liquidate invested assets to provide cash flow, its investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs. National Western maintains a line of credit facility in the amount of $75 million which it may access for short-term cash needs. There were no borrowings under the line of credit as of September 30, 2023.

In addition, National Western is a member of the Federal Home Loan Bank of Dallas ("FHLB") through an initial minimum required stock investment of $4.3 million. Through this membership, National Western is able to create a specified borrowing capacity based upon the amount of collateral it elects to establish. At September 30, 2023, securities and commercial loans with amortized values of $418.8 million (fair value of $389.3 million) were pledged as collateral to the FHLB.

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

The actual amounts paid by product line in connection with surrenders and withdrawals, before reinsurance, for the three and nine months ended September 30, 2023 and 2022, are noted in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)

Product Line:
Traditional Life	$4,144	3,470	12,525	11,525
Universal Life	31,137	25,554	88,952	73,477
Annuities	153,673	135,392	509,505	427,696

Total	$188,954	164,416	610,982	512,698

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

Cash flows from the Company's insurance operations have historically been sufficient to meet current needs. Cash flows from operating activities were $199.6 million and $231.7 million for the nine months ended September 30, 2023 and 2022, respectively. The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $605.4 million and $904.9 million for the nine months ended September 30, 2023 and 2022, respectively. The Company's scheduled investment security maturities beginning in the third quarter of 2023 are significantly higher than that experienced in the first six months of the year. Net cash inflows/(outflows) from the Company's universal life and investment annuity deposit product operations totaled $(647.2) million and $(376.0) million during the nine months ended September 30, 2023 and 2022, respectively. The higher negative net outflow in the first nine months of 2023 reflects lower levels of fixed-index annuity and life sales in tandem with higher surrender activity. In addition, the Company observed a period of increased surrender activity during the second calendar quarter of 2023 coinciding with its public announcement of exploring strategic opportunities.

Capital Resources

The Company relies on stockholders' equity for its capital resources as there is no long-term debt outstanding and the Company does not anticipate the need for any long-term debt in the near future. As of September 30, 2023, the Company maintained commitments for its normal operating and investment activities.

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

As the largest subsidiary of NWLGI, National Western serves as the primary funding source for NWLGI. The capacity of National Western to pay dividends to NWLGI is limited by law in the state of Colorado to earned profits (statutory unassigned surplus). At December 31, 2022, the maximum amount legally available for distribution during 2023 without further regulatory approval was $66.5 million. National Western did not pay any dividends during the nine months ended September 30, 2023.

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

The table below summarizes future estimated cash payments under existing contractual obligations.

	Payment Due by Period
	Total	Less Than 1 Year	1 Year or More

	(In thousands)

Loan commitments	$25,300	25,300	—
Commitments for investment capital funding (3)	177,152	45,307	131,845
Lease obligations	746	343	403
Claims payable (1)	82,575	82,575	—
Other long-term reserve liabilities reflected on the balance sheet (2)	11,988,668	941,753	11,046,915

Total	$12,274,441	1,095,278	11,179,163

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

(3) Represents investment capital commitments that have not been funded as of the current balance sheet date.

The Company, through its wholly owned subsidiary Braker P III, LLC ("BP III"), owns a commercial office building for which it has entered into lease agreements with various tenants for space not occupied by the Company. Total revenues recorded pertaining to these non-Company leases for the three-month periods ended September 30, 2023 and 2022 amounted to $1.0 million and $1.3 million, respectively, and for the nine months there ended amounted to $2.9 million and $3.9 million, respectively. Under their respective terms these leases expire at various dates from 2025 through 2029.

The table below summarizes future estimated cash receipts under all existing lease agreements, including those in addition to the BP III lease agreements discussed above.

	Estimated Cash Receipts by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

	(In thousands)

Real estate revenue	$33,364	6,110	10,254	6,939	10,061

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

During the nine months ended September 30, 2023, the Company implemented internal controls associated with new processes supporting the adoption of Accounting Standards Update 2018-12 for long-duration insurance contracts, which the Company adopted on January 1, 2023 using a modified retrospective method. For additional information, please refer to Note (1) Consolidation and Basis of Presentation in the accompanying Notes to Condensed Consolidated Financial Statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company maintains a limited stock buy-back program associated with its Incentive Plan which provides Option Holders the ability to elect to sell acquired shares back to the Company at any time within ninety (90) days after the exercise of options at the prevailing market price as of the date of notice of election. Purchased shares, if any, are reported in the Company's Condensed Consolidated Financial Statements as authorized and unissued. As of September 30, 2023, there are no stock options outstanding under the Incentive Plan. More broadly, there are no immediate plans to repurchase any of its shares of Class A Common Stock or Class B Common Stock.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May yet Be Purchased Under the Plans or Programs

July 1, 2023 through July 31, 2023	—	$—	N/A	N/A
August 1, 2023 through August 31, 2023	—	$—	N/A	N/A
September 1, 2023 through September 30, 2023	—	$—	N/A	N/A

Total	—	$—	N/A	N/A

ITEM 4.  Removed and Reserved.

ITEM 6.  EXHIBITS

(a) Exhibits

Exhibit 2.1	-	Agreement and Plan of Merger, dated as of October 8, 2023, by and amount S. USA Life Insurance Company Inc., PGH Merger Inc. and National Westen Life Group Inc.

Exhibit 3.1	-	Restated Certificate of Incorporation of National Western Life Group, Inc.

Exhibit 3.2	-	Second Amended and Restated Bylaws of National Western Life Group Inc., adopted on October 8, 2023

Exhibit 31(a)	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	-	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 104	-	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL WESTERN LIFE GROUP, INC.
(Registrant)

Date:	November 9, 2023	/S/ Ross R. Moody
Ross R. Moody
Chairman of the Board, President and
Chief Executive Officer
(Authorized Officer)

Date:	November 9, 2023	/S/ Brian M. Pribyl
Brian M. Pribyl
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)
(Principal Accounting Officer)