Form 10-K
period 2023-12-31
National Western Life Group, Inc.
filed 2024-02-29
CIK 1635984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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
Large accelerated filer  ☒   Accelerated filer  ☐   Non-accelerated filer (Do not check if a smaller reporting company)  ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflects the correction of an error or previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒
The aggregate market value of the common stock (based upon the closing price) held by non-affiliates of the Registrant on June 30, 2023 was $1,063,791,213.

As of February 28, 2024, the number of shares of Registrant's common stock outstanding was:   Class A - 3,436,020 and Class B - 200,000.

DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference:  Portions of the registrant’s definitive proxy statement for the annual meeting of stockholders to be held June 27, 2024, which will be filed within 120 days after December 31, 2023, are incorporated by reference into Part III of this report.

	PART I	Page

Item 1.	Business	6
Item 1A.	Risk Factors	20
Item 1B.	Unresolved Staff Comments	31
Item 2.	Properties	32
Item 3.	Legal Proceedings	32
Item 4.	Mine Safety Disclosures	34

	PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	35
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	37
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	86
Item 8.	Financial Statements and Supplementary Data	86
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	86
Item 9A.	Controls and Procedures	86
Item 9B.	Other Information	89

	PART III

The information required by Items 10 through 14 is incorporated by reference from our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2023.

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	89

	Signatures	226

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

Stockholder Approval. The closing of the Merger is subject to approval by the holders of a majority of the outstanding shares of Class A Common Stock and Class B Common stock, voting together as a single class, which occurred at a special stockholder meeting held on January 8, 2024, the results of which the Company disclosed in a Form 8-K filing on January 9, 2024.

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

The Merger Agreement permitted the Company to continue to pay regular annual cash dividends not to exceed $0.36 per share of Class A Common Stock ($0.18 per share of Class B Common Stock) prior to completion of the Proposed Transaction. Accordingly, on October 26, 2023, the Company’s board of directors declared a cash dividend in the respective per share amounts described above, which was paid December 1, 2023 to stockholders of record as of November 6, 2023.

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

The Company is subject to risks and uncertainties which may affect the timing and ultimate completion of the proposed merger contemplated by the Company's October 8, 2023 merger agreement with S. USA Life Insurance Company, Inc.

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

See Part 1A, Risk Factors, for additional information.

Forward-looking statements are not guarantees of future performance and involve various risks and uncertainties. Forward-looking statements relate to the Proposed Transaction contemplated by the Merger Agreement, as well as to the Company’s financial and operating performance on a stand-alone basis prior to the consummation of the Proposed Transaction or if the Proposed Transaction is not consummated. There are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including without limitation risks, uncertainties and other factors discussed in Item 1A of this 2023 Annual Report on Form 10-K and elsewhere in this report, and the following factors relating to the Proposed Transaction:

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

The foregoing review of important factors related to the Proposed Transaction should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein and other documents of the Company on file with the SEC. The Company undertakes no obligation to update, correct or otherwise revise any forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company and/or any person acting on behalf of the Company are expressly qualified in their entirety by this paragraph. The information contained on any websites referenced in this Annual Report on Form 10-K is not incorporated by reference into this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

General

National Western Life Group, Inc. ("NWLGI"), a Delaware corporation, is the parent holding company which was established effective October 1, 2015 under a holding company plan of reorganization replacing National Western Life Insurance Company as the publicly held company with the latter becoming a wholly owned subsidiary of NWLGI.

National Western Life Insurance Company (hereinafter referred to as "National Western" or "NWLIC") is a stock life insurance company, chartered in the State of Colorado in 1956, currently licensed to do business in all U.S. states (except for New York), the District of Columbia, as well as four U.S. territories or possessions. National Western is also licensed in Haiti. Until the fourth quarter of 2018, National Western accepted life insurance and investment contract applications on a global basis for its international products from residents of certain countries. At December 31, 2023, National Western maintained 75,781 policies for its life insurance products and 90,045 annuity contracts.

Effective January 31, 2019, National Western acquired Ozark National Life Insurance Company ("Ozark National"), a Missouri domiciled, stock life insurance company currently licensed to conduct business in thirty states. At December 31, 2023, Ozark National maintained 168,080 policies for its life insurance products. As part of this acquisition, NWLGI acquired N.I.S. Financial Services, Inc. ("NIS"), a broker-dealer affiliated with Ozark National providing mutual fund investment products.

The Company's total assets decreased to $12.3 billion at December 31, 2023, from $12.8 billion at December 31, 2022. The Company generated revenues of $703.4 million, $560.0 million, and $857.1 million in 2023, 2022, and 2021, respectively. NWLGI produced net income of $94.4 million, $246.5 million, and $252.5 million in 2023, 2022, and 2021, respectively. Assets, Liabilities, Stockholders' Equity, Total revenues, Total benefit and expenses, and Net earnings for the years ended December 31, 2022 and 2021 were restated for the Company's required adoption of Accounting Standards Update 2018-12 Financial Services Insurance (Topic 944) - Targeted Improvements to the Accounting for Long-Duration Contracts ("LDTI").

Unless otherwise indicated or the context otherwise requires, references in this report to the "Company" shall also be deemed to include NWLGI and its direct and indirect subsidiaries, including National Western, Ozark National, and NIS.

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

The following table sets forth information regarding the Company's sales activity by product type.

	Years Ended December 31,
	2023	2022	2021

	(In thousands)

Annuities:
Fixed-index deferred	$109,100	222,293	421,046
Other deferred	1,202	2,789	3,717
Single premium immediate	487	2,871	28,571

Total annuities	$110,789	227,953	453,334

Life:
Single premium life	$104,744	125,902	202,408
Other universal life insurance	—	1	1
Traditional life and other	3,784	3,629	3,995

Total life	$108,528	129,532	206,404

The table below sets forth information regarding the Company's life insurance in force for each date presented.

	Insurance In Force as of
	December 31,
	2023	2022

	($ in thousands)
National Western

Universal life:
Number of policies	24,048	26,378
Face amounts	$3,236,046	$3,621,812

Traditional life:
Number of policies	21,334	22,751
Face amounts	$1,935,892	$2,103,366

Fixed-index life:
Number of policies	30,399	32,788
Face amounts	$7,340,992	$8,224,415

Total life insurance:
Number of policies	75,781	81,917
Face amounts	$12,512,930	$13,949,593

Ozark National

Total life insurance (all traditional):
Number of policies	168,080	171,915
Face amounts	$5,536,490	$5,718,817

The following table sets forth information regarding annuities in force for each date presented.

	Annuities In Force as of
	December 31,
	2023	2022

	($ in thousands)

Fixed-index annuities:
Number of policies	55,725	61,292
GAAP annuity reserves	$4,219,624	$4,723,558

Other deferred annuities:
Number of policies	24,722	27,526
GAAP annuity reserves	$894,102	$1,026,497

Immediate annuities:
Number of policies	9,598	10,223
GAAP annuity reserves	$314,881	$324,499

Total annuities:
Number of policies	90,045	99,041
GAAP annuity reserves	$5,428,607	$6,074,554

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

Domestic Insurance Operations. National Western is currently licensed to do business in all U.S. states (except New York) and the District of Columbia. Products marketed are annuities, universal life insurance, and traditional life insurance, which include both term and whole life products. Domestic sales in terms of premium levels have historically been more heavily weighted toward annuities. Most of these annuities can be sold either as tax qualified or non-qualified products. More recently, a greater proportion of sales activity has been derived from single premium life insurance products, predominantly those with equity-index crediting mechanisms. Presently, nearly 100% of National Western's life premium sales come from single premium life products. National Western markets and distributes its domestic products primarily through independent national marketing organizations ("NMOs"). These NMOs assist in recruiting, contracting, and managing independent agents. These agents are independent contractors who are compensated on a commission basis. At December 31, 2023, NWLIC's NMO relationships had contracted approximately 29,840 independent agents. At December 31, 2023, National Western had 42,839 domestic life insurance policies in force representing $3.5 billion in face amount of coverage and 90,045 annuity contracts representing account balances of $5.4 billion.

Although reported separately for segment disclosure purposes, domestic insurance operations include the activities of Ozark National. At December 31, 2023, Ozark National maintained 168,080 life insurance policies in force representing in excess of $5.5 billion in face amount of coverage. There were 199 agents contracted at December 31, 2023 who solely market Ozark National products. Due to Ozark National's coordinated sale of a non-participating whole life insurance with a mutual fund investment product its agents hold a securities license in addition to an insurance license.

The following table sets forth National Western's domestic life insurance sales as measured in annualized first year premium for the last three years.

	Years Ended December 31,
	2023	2022	2021

	(In thousands)

Single premium life	$104,744	125,902	202,408
Universal life	—	1	1
Traditional life	—	—	—

Total	$104,744	125,903	202,409

Not included in the above, Ozark National's sales for the years ended December 31, 2023, 2022, and 2021 were $3.8 million, $3.6 million, and $4.0 million, respectively, and were comprised entirely of traditional life product sales.

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

Approximately eight years ago, National Western began the process of phasing out new policies in various countries outside the U.S., ultimately ceasing all application for new policies from all remaining countries by the end of 2018. At December 31, 2023, the Company had 32,942 international life insurance policies in force representing $9.0 billion in face amount of coverage.

National Western's average face amount of insurance coverage per policy for domestic contracts has exhibited an upward trend reflecting the shift in sales toward single premium life products, primarily fixed-index, as part of its wealth transfer strategy for domestic life sales. The average new policy face amounts, excluding riders, since 2019 are as shown in the following table.

	Average New Policy Face Amount
	NWLIC Domestic	Ozark National

Year ended December 31, 2019	179,900	45,200
Year ended December 31, 2020	209,900	46,230
Year ended December 31, 2021	221,300	47,560
Year ended December 31, 2022	219,600	45,920
Year ended December 31, 2023	233,800	48,560

Geographical Distribution of Business. The following table depicts the distribution of the Company's premium revenues and deposits.

	Years Ended December 31,
	2023	2022	2021

	(In thousands)

United States domestic products:
Annuities	$114,880	236,869	462,575
Life insurance	202,990	228,204	306,695

Total domestic products	317,870	465,073	769,270

International products:
Annuities	41	62	57
Life insurance	47,666	54,162	60,451

Total international products	47,707	54,224	60,508

Total direct premiums and deposits collected	$365,577	519,297	829,778

Although many agents sell National Western's products, annuity sales in any year typically reflect several NMOs whose contracted independent agents sold 10% or more of total annuity sales. In 2023, there were three NMOs that exceeded this threshold accounting for 12%, 12%, and 10% of total annuity sales, respectively. Similarly, National Western life insurance sales in any year may include several NMOs who accounted for 10% or more of total domestic life insurance sales. In 2023, there was one NMO which generated 56% of total NWLIC life insurance sales. Given the independent distribution model National Western employs, the concentration of sales within a particular NMO is not an acute concern as compared to other distribution channels given that the underlying agents are free to contract through any NMO with which NWLIC has a relationship.

Segment Financial Information. A summary of financial information for the Company's segments is as follows:

	Domestic Life Insurance	International Life Insurance	Annuities	ONL & Affiliates	All Others	Totals

	(In thousands)

Revenues, excluding realized gains (losses):
2023	$141,377	112,410	254,438	118,873	50,393	677,491
2022	72,834	82,786	252,472	116,779	28,808	553,679
2021	143,561	135,203	420,460	116,728	26,161	842,113

Segment earnings (losses): (A)
2023	$(4,047)	17,261	12,937	22,138	25,712	74,001
2022	3,157	26,794	177,063	16,543	17,934	241,491
2021	1,508	32,043	171,609	19,499	16,068	240,727

Segment assets: (B)
2023	$1,918,435	828,186	7,501,928	1,012,445	334,722	11,595,716
2022	1,803,876	889,022	8,270,315	994,318	335,343	12,292,874
2021	1,928,516	1,054,842	9,162,638	1,111,505	356,716	13,614,217

Notes to Table:
(A) Amounts exclude realized gains and losses on investments, net of taxes.
(B) Amounts exclude other unallocated assets.

Additional information concerning these industry segments is included in Note (10), Segment and Other Operating Information, of the accompanying Consolidated Financial Statements in this report.

Competition and Ratings

National Western and Ozark National operate in a mature and highly competitive industry. Each competes with hundreds of life and health insurance company groups in the United States as well as other financial intermediaries such as banks and securities firms who market insurance products. Many of these companies are larger, have more substantial capital and technological resources, possess greater brand recognition, and maintain higher ratings. For National Western, domestic market competitors have included, among others, Allianz Life, American Equity Investment Life, Sammons Financial Group (Midland, NACOLAH), Great American Life, Security Benefit Life, Fidelity and Guaranty Life, Athene USA, Jackson National Life, Equitrust Life Insurance Company, Pacific Life, National Life Group (Life of the Southwest) and Global Atlantic. More recently, merger and acquisitions activity has accelerated with private equity firms being among the most active acquirers and reinsurers of companies or blocks of business. These entities bring alternative investment expertise with which to increase investment yields above that which traditional carriers are able to attain which is a competitive advantage, particularly in low interest rate environments.

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

Rating Agency	Rating	Outlook

A.M. Best	A (Excellent)	Under Review Negative Implications

Standard & Poor's	A- (Strong)	Credit Watch Negative Implications

In addition to the above, Ozark National has a stand-alone current financial strength rating of "A-" (Excellent) with a "developing" outlook with A.M. Best. The outlooks for National Western and Ozark National were placed under review by the respective rating agencies in response to the Company's October 9, 2023 announcement concerning the merger agreement with an affiliate of Prosperity Life Holdings. This response is standard protocol for the rating agencies who need to assess the ramifications upon the financial strength ratings of the entities after the merger transaction is completed.

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

A significant aspect of the Company’s risk management oversight is managing the linkage of its asset characteristics with the anticipated behavior of its policy obligations and liabilities, a process commonly referred to as asset-liability matching. National Western maintains an Asset-Liability Management Committee (“ALMC”) consisting of senior level members of National Western management who assist and advise the Board of Directors in monitoring the level of risk National Western is exposed to in managing its assets and liabilities in order to attain the risk-return profile desired. Certain members of the ALMC meet as frequently as necessary to review and recommend for the RMC, current period interest crediting rates to policyholders based upon existing and anticipated investment opportunities. These rates apply to new sales and to products after an initial guaranteed period, if applicable. Rates are established after the initial guaranteed period based upon asset portfolio yields and each product’s required interest spread, taking into consideration current competitive market conditions.

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

Insurance Product Liabilities

At December 31, 2023, the Company's total balance for liabilities pertaining to insurance products was $8.4 billion. These product liabilities are payable over an extended period of time for which National Western and Ozark National's product pricing assumptions take into consideration. The profitability of insurance products depends on this pricing and differences between expectations at the time the products are sold and the subsequent actual experience has an impact on future profitability.

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

Reinsurance

National Western follows the industry practice of reinsuring (ceding) portions of its life insurance risks with a variety of reinsurance companies in order to protect against severe losses on individual claims and an unusual event in which a number of claims in aggregate produce an extraordinary loss. With the exception of the longer-term reinsurance arrangements of the type described below with Prosperity and Aspida, all reinsurance regarding mortality risk is done on a yearly renewable term basis. The use of reinsurance allows NWLIC to underwrite policies larger than the risk it is willing to retain on any single life and to continue writing a larger volume of new business. New sales of life insurance products are reinsured above prescribed limits and do not require the reinsurer’s prior approval within certain guidelines. The maximum amount of life insurance normally retained is $500,000 on any one life. However, the use of reinsurance does not relieve National Western of its primary liability to pay the full amount of the insurance benefit in the event of the failure of a reinsurer to honor its contractual obligation. Consequently, NWLIC avoids concentrating reinsurance risk with any one reinsurer and only participates in reinsurance treaties with reputable carriers which are well-capitalized and highly rated by independent rating agencies. No reinsurer of business ceded by National Western has failed to pay policy claims (individually or in the aggregate) with respect to ceded business. NWLIC continuously monitors the financial strength of its reinsurers and has been able to obtain replacement coverages from financially responsible reinsurers when making changes. At December 31, 2023, National Western ceded approximately 21% of its life insurance in force. The primary reinsurers as of December 31, 2023 were as follows.

Reinsurer	A.M. Best Rating	Amount of In Force Ceded (In thousands)

Hannover Life Reassurance Company (Florida)	A+	$1,391,159
SCOR Global Life Americas Reinsurance (Delaware)	A	761,592
RGA Reinsurance Company (Missouri)	A+	454,365
Swiss Re Life & Health America Inc. (New York)	A+	13,403
SCOR Global Life USA Reinsurance Company (Delaware)	A	4,404
All others, rated	A- to A+	7,078
All others, not rated	N/A	1,022

		$2,633,023

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

As described more fully in Note (5) Reinsurance in the accompanying Notes to Consolidated Financial Statements in this report, effective December 31, 2020, National Western ceded on a coinsurance with funds withheld basis, a 100% quota share of contractual statutory reserve liabilities pertaining to a group of in force fixed rate and payout annuity contracts approximating $1.7 billion with Prosperity. NWLIC retained the reserves and the assets backing those reserves and has continued to administer the ceded block of business on behalf of Prosperity who assumed all financial risk associated with the ceded business. At December 31, 2023, the funds withheld statutory reserve liability balance under this arrangement was approximately $1.2 billion.

As described more fully in Note (5) Reinsurance in the accompanying Notes to Consolidated Financial Statements in this report, effective July 27, 2022, National Western entered into a second funds withheld coinsurance agreement with Aspida, a separate third party reinsurer. At the inception of this agreement, annuity policy obligations approximating $250.0 million were reinsured with Aspida. In addition, for specified new annuity product sales, National Western reinsures an agreed upon quota share in a flow reinsurance structure. The objective of this arrangement is for National Western to be able to offer more competitively priced annuity products utilizing the investment expertise of Aspida and its ability to obtain higher investment yields. At December 31, 2023, the funds withheld statutory reserve liability balance under this arrangement was $269.7 million.

Ozark National utilizes reinsurance for mortality risk in a fashion similar to that of National Western. Ozark National's maximum net amount at risk retention is capped at $200,000 under its reinsurance treaties with limited exceptions related to the conversion of child protection and guaranteed insurability riders. Ozark National's primary reinsurers, as well as the amount in force under the applicable reinsurance treaties were as follows as of December 31, 2023:

Reinsurer	A.M. Best Rating	Amount of In Force Ceded (In thousands)

Optimum Re Insurance Company (Texas)	A	$456,137
Wilcac Life Insurance Company (Illinois)	A+	65,202
Swiss Re Life & Health America, Inc. (Missouri)	A+	320
General Re Life Corporation (Connecticut)	A++	177

		$521,836

Human Capital

We believe that our employees are among our most important resources and that our success depends on our ability to attract, hire, retain, and develop highly-skilled individuals in a variety of areas including business development, technology, customer service, finance, and management. National Western had 278 employees as of December 31, 2023, substantially all of which worked in its home office in Austin, Texas. Ozark National (including NIS) had 73 employees as of December 31, 2023 substantially all of whom worked in its Kansas City, Missouri home office.

We strive to provide a conducive and safe work environment for our employees and require adherence to defined rules of professional conduct that protect the interest and safety of all employees and our organization. We maintain a comprehensive code of business conduct and ethics policy that our staff are required to be familiar with to assist them in conducting business in a legal, professional and ethical manner. We respect the privacy and dignity of all individuals and recognize that our staff desire a workplace environment where they are respected and appreciated.

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

National Western and Ozark National's operations and financial records are subject to examination by state insurance departments typically at regular intervals but may be examined at any time. For National Western, statutory financial statements are prepared in accordance with accounting practices prescribed or permitted by the Colorado Division of Insurance, the company's principal insurance regulator, while for Ozark National the statutory financial statements are prepared in accordance with accounting practices prescribed or permitted by the Missouri Department of Commerce and Insurance, its principal insurance regulator. Prescribed statutory accounting practices are largely dictated by the Statutory Accounting Principles adopted by the National Association of Insurance Commissioners ("NAIC"). National Western's most recent Colorado statutory financial examination covered the five-year period ended December 31, 2017, and resulted in no financial statement adjustments or material deficiencies. The Colorado Division of Insurance is currently conducting a statutory financial examination for the five-year period ended December 31, 2022 which is expected to be concluded in the second calendar quarter of 2024. Ozark National's most recent Missouri statutory financial examination covered the five-year period ended December 31, 2018 and also resulted in no financial statement adjustments or material deficiencies. In January 2024, Ozark National was informed by the Missouri Department of Commerce and Insurance of its intention to conduct a financial examination for the five-year period ended December 31, 2023. Although the NAIC has no legislative authority and insurance companies are at all times subject to the laws of their respective domiciliary states and other states in which they conduct business, the NAIC is influential in determining the form in which insurance laws are enacted. Model Insurance Laws, Regulations, and Guidelines (Model Laws) have been promulgated by the NAIC as a minimum standard by which state regulatory systems and regulations are measured. The NAIC continually evaluates existing laws and regulations pertaining to the operations of life insurers. To the extent that initiatives result as a part of this process, they may be adopted in the various states in which National Western and Ozark National are licensed to do business. It is not possible to predict the ultimate content and timing of new statutes and regulations adopted by state insurance departments and the related impact upon the Company's operations although it is conceivable that they may be more restrictive.

The NAIC's Own Risk and Solvency Assessment ("ORSA") model act, which has been enacted by almost all states, including Colorado and Missouri, requires insurers to make a formal assessment of the adequacy of their risk management and current and future solvency positions. National Western has filed annual ORSA reports with the Colorado Division of Insurance since 2017 in compliance with the regulation. Ozark National has been exempt from filing a separate ORSA report as its premium level is below the minimum level triggering the requirement to submit such a report. As a wholly owned subsidiary, Ozark National, although not separately subject to ORSA reporting, has been incorporated by management into National Western's annual ORSA report.

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

The RBC requirements provide for four levels of regulatory attention, varying with the ratio of the insurer's ratio of total adjusted capital to its RBC as measured on December 31 of each year. An insurance company must maintain adjusted capital and surplus of at least 200% of the RBC computed by the NAIC's RBC model which is known as the "Authorized Control Level." In addition, the RBC requirements provide for a trend test if an insurer's total adjusted capital falls to a certain range of its ratio relative to its RBC as of the end of the year. National Western and Ozark National's statutory capital and surplus at December 31, 2023, were each significantly in excess of the threshold RBC requirements for regulatory attention and trend test analysis.

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

Operational and Strategic Risks

The Company is subject to risks and uncertainties which may affect the timing and ultimate completion of the proposed merger contemplated by the Company's October 8, 2023 merger agreement with S. USA Life Insurance Company, Inc.

The timing and completion of the proposed merger (the "Proposed Transaction") contemplated by the Company's October 8, 2023 merger agreement (the "Merger Agreement") with S. USA Life Insurance Company, Inc. ("S.USA") and its direct wholly owned subsidiary, PGH Merger Inc., is subject to risks and certainties. Not intended as an exhaustive listing, these risks and uncertainties include, (1) the risk that conditions to the closing of the Proposed Transaction not ultimately being satisfied; (2) the risk of regulatory approvals required for the Proposed Transaction not being obtained, or the required regulatory approvals delaying the Proposed Transaction or resulting in the imposition of conditions that have a material adverse effect on the Company or S.USA or otherwise causing certain conditions to the closing to not be satisfied, resulting in the termination of the Merger Agreement; (3) the risk that the business and operations of the Company or S.USA may suffer as a result of uncertainty surrounding the Proposed Transaction; (4) the risk that events, changes or other circumstances could occur that could give rise to the termination of the Merger Agreement; (5) the risk that operating results may be impaired by the disruption of management's attention from the ongoing business operations of the Company or S.USA due to the Proposed Transaction; (6) the risk that the pendency of the Proposed Transaction could affect existing relationships of the Company or S.USA with its clients, and operating results and business generally, including the ability to retain and attract employees; (7) the risk that the outcome of any legal proceedings initiated against the Company or S.USA with respect to the announcement of the Proposed Transaction could adversely affect the Company or S.USA, including their ability to consummate the Proposed Transaction; and (8) the risk that the Company or S.USA mat be adversely affected by other economic, business, and/or competitive factors as well as management's response to any of the factors described in this paragraph.

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

National Western primarily distributes its life and annuity products through independent broker-agents. These product distributors are not captive and may sell products of competitors of the Company. There is substantial competition in the Company’s domestic market for independent broker-agents with the demonstrated ability to market and sell insurance products. Competition for these individuals or organizations typically centers on company reputation, products and their features, compensation, home office support services and the insurer’s financial position and independent financial strength ratings. Competitiveness for such individuals and organizations also depends upon the relationships the Company develops with them. An interruption in key relationships could materially affect our ability to market products. Distributors may also elect to reduce or terminate their distribution relationships with the Company at any time. We are further at risk that key distribution partners may change their mode of conducting business that affects how our products are sold. The Company’s future sales and financial condition are dependent upon avoiding significant interruptions in attracting and retaining independent broker-agents and consultants.

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

In addition to marketing products through independent broker-agents, National Western has recently begun marketing insurance products through financial institutions such as banks and wire houses. National Western has spent considerable time, effort, and finances in recent years to begin developing this distribution channel. In order to successfully access this distribution channel, it is necessary to have competitively priced products and commission structures, technology and back office service capabilities, strong financial ratings from independent rating agencies, and brand recognition. This distribution channel is less relationship dependent than the independent agent distribution channel. It is possible that the Company may not be successful in gaining sufficient access to this platform in order to generate the level of sales needed to justify the costs incurred.

We are subject to competition from new sources as well as companies having substantially greater financial resources, higher ratings, and more expansive product offerings which could have an adverse impact upon our business levels and profitability.

Life insurance is a mature and highly competitive industry. Our ability to compete is based upon a variety of factors including financial strength ratings, competitive products, quality of service, scale, and distribution capacity. There has been considerable consolidation among companies in the insurance and financial sectors resulting in large, well-capitalized entities that offer products comparable to the Company who have greater market share or breadth of distribution, higher financial strength ratings, and offer a broader range of products and services. Frequently, these larger organizations are not domiciled in the United States or are financial services entities attempting to establish a position in the insurance industry. More recently, larger investment firms in the U.S. have entered the life insurance industry either through direct acquisitions or reinsurance transactions in order to access low-yielding investment portfolios of traditional insurers who are grappling with reduced profit margins. These larger competitors often enjoy extensive investment expertise in certain markets, better name recognition and economies of scale, and lower operating costs and the wherewithal to absorb greater risk allowing them to price products more competitively and, in turn, attract independent distributors. Such competition could result in lower sales or higher lapses of the Company's existing products. In addition, since the actual cost of products is not precisely known when they are sold, the Company is exposed to competitors who may sell products at prices that do not cover actual costs. Consequently, the Company may encounter additional pricing pressures to lower prices for similar products and be challenged to maintain market share, profit margin targets and profitability criteria. Recently, National Western has entered into funds withheld coinsurance arrangements to access the investment capabilities and expertise of larger investment firms in order to obtain investment yields that allow the Company to competitively price and market its product offerings ("flow reinsurance"). Accordingly, we are dependent upon third parties to provide the requisite investment returns to be able to compete in the marketplace. Due to these competitive forces, the Company may not be able to effectively compete without negative effects on our financial position and results of operations.

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

For example, the California Consumer Privacy Act of 2018 (the "CCPA"), which became effective in January 2020, affords California residents expanded privacy protections and control over the collection, use and sharing of their personal information. The CCPA requires companies to make certain disclosures to California consumers regarding personal information, among other privacy protective measures. The CCPA's definition of "personal information" is more expansive than those found in other privacy laws in the United States applicable to us. Failure to comply with the CCPA risks regulatory fines, and the CCPA grants a private right of action and statutory damages for an unauthorized access and exfiltration, theft, or disclosure of certain types of personal information resulting from the Company's violation of a duty to maintain reasonable security procedures and practices. The CCPA, amended by the California Privacy Rights Act (the "CPRA"), effective as of January 1, 2023, requires additional investment in compliance programs and potential modifications to business processes. Further, the amended CCPA creates a California data protection agency to enforce the statute and will impose new requirements relating to additional consumer rights, data minimization, and other obligations. The California legislature did not extend certain exemptions under the amended CCPA, specifically information collected in employment or business-to-business contexts, and such information therefore is now covered by the CCPA. Enforcement of the CCPA, as amended by the CPRA, began on July 1, 2023.

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

The Company’s success and ability to reach goals is dependent upon its ability to attract and retain qualified personnel. The market for qualified personnel has been exceptionally competitive since the COVID-19 pandemic. The well-publicized phenomenon referred to as the "Great Resignation" in which individuals either chose to leave the work force or remain employed only under certain conditions, such as an ongoing remote work environment, has resulted in unfilled positions and more expensive Human Resource efforts to identify and hire for Company personnel needs. The COVID-19 pandemic has also shifted individuals' work/life priorities, largely the result of working remotely from home during the quarantine and lockdown mandates. This has subsequently led to "quiet quitting" or the decline in productivity efforts of employees to the minimum expected. This situation serves only to exacerbate the impact of unfilled positions and lack of requisite qualified personnel. For the Company, certain skills particularly in demand include those in the areas of information technology, actuarial science, and accounting which are providing additional challenges in securing appropriate resources. Taken together, the Company may not be able to hire or retain key people.

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

The Company has historically invested monies received primarily in investment grade, fixed income investment securities in order to meet its obligations to policyholders and provide a return on its deployed capital. Accordingly, our business is exposed to customary risks of debt markets including credit defaults and changes in fair value. Adverse market conditions can affect the liquidity and value of our investments and we are subject to the credit risk that issuers of these securities may default on principal and interest payments, particularly in the event of an ongoing downturn in the economic and/or business climate. A ratings downgrade affecting issuers of particular securities could worsen the credit quality of our investments and could increase the amount of capital we must hold to maintain our risk-based capital levels which are monitored by regulators and rating agencies. At December 31, 2023, approximately 1.3% of the Company’s $7.1 billion fixed income available-for-sale securities portfolio was comprised of issuers who were investment grade at the time the Company acquired them but have been subsequently downgraded for various reasons. Although this is an extremely low percentage compared to industry averages, a substantial increase in defaults from these or other issuers could negatively impact the Company’s financial position and results of operations.

For the Company’s fixed-index products, derivative instruments (index options) are purchased from a number of highly-rated counterparties to fund the index credit provided to policyholders. These index options consist primarily of one-year call options. Market conditions could cause these instruments to not perform as intended or expected and result in higher realized losses and unforeseen stresses on liquidity. The counterparties may also limit the availability of these hedging instruments or further increase the cost of executing product related hedges which may be difficult to recover in the pricing of our underlying products. Amounts that the Company expects to collect under derivative contracts are subject to counterparty risk. In the event that any of these counterparties fails to meet their contractual obligations under these derivative instruments, the Company would be financially at risk for providing the credits due that the counterparty reneged on. The Company attempts to offset this risk through careful credit evaluation of counterparties, diversification of holdings among numerous institutions, and use of credit support agreements requiring counterparties to provide collateral at specified threshold levels. Although the Company has never had a counterparty default on its obligations, the failure of counterparties to perform could negatively impact the Company’s financial strength and reduce the Company’s profitability.

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

More recently, the Company has increased its involvement in other investment instruments such as commercial mortgage loans, private debt, and alternative investments funds, as a way to diversify its portfolio and obtain incremental investment yield. While not a significant portion of the Company's overall investment portfolio, these investment areas present additional types and levels of risk not formerly encountered. These investment vehicles are subject to the Company's investment guidelines and stringent underwriting guidelines in order to mitigate risk factors but remain subject to decreases in valuation or loss.

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

A rise in interest rates, as occurred in 2022, will increase the net unrealized loss position of our investment portfolio and may subject the Company to disintermediation risk. Disintermediation risk is the risk a change from a period of low interest rates to a period of significantly higher and increasing interest rates may prompt more policyholders than assumed in the product pricing assumptions to surrender their contracts or make early withdrawals in order to increase their returns, potentially requiring the Company to liquidate investments in an unrealized loss position (i.e. the market value less than the carrying value of the investments). The Company manages its liabilities and configures its investment portfolio so as to provide and maintain sufficient liquidity to support expected withdrawal demands. If the Company experiences an unexpected increase in the level of withdrawal or surrender activity, it could exhaust liquid assets and be forced to liquidate other assets at a loss or on other unfavorable terms. For fixed income security investments maintained in the Company's “Available-for-Sale” category that are reported at fair values, rising interest rates will cause declines in the market value of these securities. These declines are reported in our financial statements as an unrealized investment loss and a reduction of Stockholders’ equity in the Consolidated Balance Sheets. For trading debt securities that are also reported at fair value, the market value decline in these securities from higher interest rate levels is charged against net investment income in the Company's Consolidated Statements of Earnings.

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

Although subject to the same reinsurance risks described above, the Company has entered into a different type of reinsurance structure twice in the past couple of years. National Western executed a coinsurance with funds withheld agreement effective December 31, 2020 ceding a 100% quota share of fixed rate and payout annuity policy contractual obligations to a third party reinsurer. Effective July 27, 2022, National Western entered into a second funds withheld coinsurance agreement with a different third party reinsurer ceding a 80% quota share on certain annuity policies in force as well as agreeing to cede a specific quota share of certain annuity contracts issued subsequently and going forward, also on a funds withheld basis. Unlike traditional indemnity reinsurance agreements, the Company maintains on its Consolidated Balance Sheets invested assets (funds withheld) supporting the policy obligations ceded which also remain on the Company's Consolidated Balance Sheets. As additional security, comfort trusts have been established for the benefit of the Company in which the reinsurers are required to maintain incremental assets at a minimum threshold level specified in the reinsurance agreements, which the Company has a first priority security interest in. Similar to traditional indemnity reinsurance, the Company remains contingently liable if these reinsurers fail to perform or meet their obligations.

We are subject to policy claims experience which can fluctuate and vary from past results or expectations.

The Company’s earnings are significantly influenced by policy claims received which vary from period to period depending upon the number and dollar amount of claims incurred. In any given quarter or year, there is very limited predictability of claims experience. The liability established for future policy benefits is based upon a number of different factors. Our mortality experience could be adversely impacted by a catastrophic event such as a natural disaster, terrorist attack or pandemic event. For example, the Company incurred incremental claims for death benefits in the years ended December 31, 2021 and 2020 associated with the COVID-19 pandemic. These COVID-19 claims significantly declined subsequent to 2021. Meaningful deviations in actual experience from pricing assumptions could have an adverse effect on the profitability of our products. Some of the Company's products permit premium increases or adjustment of other charges or credits during the life of a policy, but the adjustments permitted under the terms of the policies may not be sufficient to maintain profitability or may induce policies to lapse. Many of our products do not permit us to increase premiums or adjust other charges and credits or otherwise limit the adjustments we can make during the life of a policy. There may be instances in which we may not be able or willing to raise premiums or adjust other charges sufficiently for competitive reasons. Consequently, in the event our future claim experience does not match our past results or pricing assumptions, our operating results could be materially and adversely affected.

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

The Company's assessment of future taxable income in combination with the consideration of available tax planning opportunities has historically determined that it is more likely than not that it will generate sufficient taxable income to realize its deferred tax assets. This assessment of the realizability of our deferred tax assets requires significant judgment. If future events deviate from the Company's current assessment and cause a failure to achieve our projections, a valuation allowance may need to be established which could have a material adverse effect on the Company's results of operations and financial condition.

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

The Company is subject to government regulation in each of the states in which it conducts business with such regulation vested in state agencies having broad administrative power dealing with many aspects of the Company's business. Regulators oversee matters relating to sales practices, policy forms, claims practices, types and amounts of investments, reserve adequacy, insurer solvency, minimum amounts of capital and surplus, transactions with related parties, and payments of dividends. At any given time, the Company may be subject to a number of financial, market conduct, or other examinations or audits. These examinations or audits may result in payment of fines and penalties as well as changes in systems or procedures, any of these could have a material adverse effect on the Company's financial condition or results of operations. Other NAIC or state insurance regulator actions, such as changes to RBC calculations, may adversely impact our business from time to time.

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

The Company’s financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) as delineated in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“FASB ASC”). GAAP is subject to constant review by various policy-setting organizations to address emerging accounting rules and issue interpretative accounting guidance. From time to time, the Company is required to adopt new or revise accounting standards or guidance that has been integrated into the FASB ASC. For example, the FASB issued as ASU 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts ("LDTI") which became effective as of January 1, 2023, and has been adopted in the Company's Consolidated Financial Statements for the three years ended December 31, 2023. The adoption of this new standard presented significant accounting changes that required companies, at substantial cost, to develop new systems and infrastructure in order to comply. In addition, LDTI introduced a new liability concept for certain contracts or contract features ("Market risk benefits") that required measurement at fair values in the Consolidated Financial Statements. An outcome of this accounting basis change has been significant volatility in reported earnings as the changes in fair values, primarily interest rate driven, are reported in the Consolidated Statements of Earnings. In addition, changes in the discount rate used for determining the liability for future policy benefits under LDTI creates variability in amounts reported for Other Comprehensive Income (Loss). Refer to the discussion on Accounting Standards and Changes in Accounting in Note (1) Summary of Significant Accounting Policies, in the accompanying Notes to Consolidated Financial Statements in this report for further information. Future accounting standards required to be adopted could possibly further change the current accounting treatment that the Company uses in its Consolidated Financial Statements and such changes could possibly have a material adverse effect on our financial position and results of operations as well as causing significant incremental costs for initial implementation and ongoing compliance.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Braker P III, LLC ("BP III") was created in 2016 to own and manage the operations of an approximately 196,400 square foot commercial office building in Austin, Texas, which BP III acquired. The purchase price of the property was $49.3 million, exclusive of closing costs and fees. The Company relocated its principal office to this facility during the fourth quarter of 2017, and currently occupies approximately 75,400 square feet. Effective December 31 2022, a third party tenant occupying 29,300 square feet of the facility prepaid the three plus years of its remaining lease obligation (resulting in a $3.8 million early termination fee) in order to terminate its lease with BP III. This space remained vacant during 2023 and is currently being marketed. All of the remaining space is leased by BP III to third party tenants.

Ozark National owned an approximately 63,000 square foot building located in Kansas City, Missouri which it utilized as commercial office space, and leased and utilized as commercial office space for use by its affiliate NIS. The intercompany lease costs related to NIS have been eliminated for consolidated reporting purposes. Additionally, Ozark National owned two parcels of land located in Kansas City, Missouri. The first parcel contained 0.3 acres of land and an unused single-story parking garage. The second parcel contained 2.3 acres of land and operated as a surface parking lot contracted on a monthly basis to a parking lot operator. During the third quarter of 2021, Ozark National executed a sale and leaseback of some of these properties under which Ozark National and NIS may retain use of the facilities for up to five years. The sales price of $12.4 million resulted in a $1.4 million realized loss in the 2021 Consolidated Statements of Earnings.

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

In April of 2019, National Western defended a two-week jury trial in which it was alleged that the Company committed actionable Financial Elder Abuse in its issuance of a $100,000 equity indexed annuity to the Plaintiff in the case of Williams v Pantaleoni et al, Case No. 17CV03462, Butte County California Superior Court. The Court entered an Amended Judgment on the Jury Verdict on July 27, 2019 against National Western in the amount of $14,949 for economic damages and $2.92 million in non-economic and punitive damages. National Western vigorously disputed the verdicts and the amounts awarded, and in furtherance of such, filed a Motion for Judgment Notwithstanding Jury Verdict and a Motion for New Trial, both of which were rejected by the Court. On September 9, 2019, NWLIC filed its Notice of Appeal. On November 11, 2019, the judge awarded the Plaintiff attorney’s fees in the amount of $1.26 million. Both the Plaintiff and NWLIC appealed this ruling. On June 11, 2021, the appellate court reversed the judgment and directed the trial court to enter judgment in favor of NWLIC. Plaintiff then filed an appeal with the Supreme Court of California. On September 22, 2021, the California Supreme Court granted review and transferred the case back to the appellate court with instructions to vacate its decision and reconsider its finding that Mr. Pantaleoni did not have an agency relationship with NWLIC. On March 4, 2022, the appellate court filed an opinion completely striking the award of punitive damages that had been in the amount of $2.50 million, affirming economic damages of $14,949 and non-economic damages of $420,000, and awarding Plaintiff costs on appeal. The appellate court remanded the case to the trial court to reconsider the attorney fee award of $1.26 million in light of the reversal of punitive damages. Upon petitions for rehearing separately filed by both parties, the appellate court vacated its March 4th decision. On May 10, 2022, the appellate court filed its new opinion once again completely striking the award of punitive damages that had been in the amount of $2.5 million, affirming economic damages of $14,949 and non-economic damages of $420,000, and awarding Plaintiff costs on appeal. The appellate court again remanded the case to the trial court to reconsider the attorney fee award of $1.3 million in light of the reversal of punitive damages. The California Supreme Court denied National Western’s appeal while ordering the appellate decision depublished. This denial made the appellate court’s decision final, which was to strike the award of punitive damages, to affirm the award of economic damages of $14,949 and non-economic damages of $420,000, and to award Plaintiff costs on appeal. The trial court subsequently awarded Plaintiff appellate costs of $538,461 and reduced Plaintiff's trial fees to $842,380. The parties agreed to a judgment, and final payment of fees was tendered by the Company in January 2023. The amount was accrued for and included in the Company's financial statements for the year ended December 31, 2022.

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

The Company was informed by the Internal Revenue Service (“IRS”) that it had countersigned a previously negotiated closing agreement effective February 11, 2022 (“Agreement”) by and between National Western and the Commissioner of Internal Revenue pertaining to an open matter regarding the tax status of certain of the Company’s international life insurance products. Under terms of the Agreement, the Company remitted a payment to the IRS in the amount of $4.9 million within sixty days of the effective date of the Agreement and made stipulated adjustments to the policies covered under the Agreement within ninety days of the effective date. The Company had previously accrued for this contingency in a financial statement period predating the financial statements for the three years ended December 31, 2023.

The agreement and plan of merger described previously (the "Merger Agreement") contains certain termination rights for both the Company and S.USA. If the Merger has not closed by July 8, 2024 (the “Outside Date”), either the Company or S.USA may terminate the Merger Agreement. However, if the closing has not occurred because the required insurance regulatory approvals have not been obtained, and all other conditions to closing have been satisfied (other than those conditions that by their terms are to be satisfied at the closing, each of which is capable of being satisfied at the closing) or waived, the Outside Date will be automatically extended to October 8, 2024. The Merger Agreement requires the Company to pay S.USA a $66.5 million termination fee under certain circumstances. Specifically, a termination fee would be payable by the Company if:

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

With regard to the second and third bullets listed above, the Company obtained stockholder approval of the Merger Agreement on January 8, 2024 at a special meeting of NWLGI stockholders.

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

Class A Common Stock Data (per share)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2023:
High	$298.00	427.96	476.63	488.90
Low	225.02	226.62	403.17	410.05
Dividends Declared	—	—	—	0.36
2022:
High	$224.93	221.15	208.82	309.25
Low	205.01	192.67	166.94	168.04
Dividends Declared	—	—	—	0.36

There is no established public trading market for the Company’s Class B Common Stock.

On March 12, 2020, the SEC voted to adopt amendments to the "accelerated filer" and "large accelerated filer" definitions in Rule 12b-2 under the Securities Exchange Act of 1934 (the "Exchange Act"). The amendments increased the transition thresholds for large accelerated filers to exit the large accelerated filer status from $500 million to $560 million, and to enter the large accelerated filer status at $700 million. The measurement is performed annually each June 30th using that day's Class A Common Stock closing price applied to the number of Class A common shares considered to be publicly traded float, which is defined as the number of shares available to the public for trading in the secondary market without restriction. This excludes, among others, shares held by officers and directors. As of June 30, 2023, the Company's public float crossed over the $700 million threshold which changed the Company's filing status from accelerated filer to large accelerated filer.

Equity Security Holders

The number of stockholders of record on February 28, 2024 was as follows:

Class A Common Stock	1,819
Class B Common Stock	2

Dividends

Class B Common Stockholders receive dividends at one-half the per share amount declared on Class A Common Stock. During 2023, NWLGI paid cash dividends on its Class A and Class B Common Stock in the amounts of $1.2 million and $36,000, respectively. During 2022, the Company also paid cash dividends on its Class A and Class B Common Stock also in the amounts of $1.2 million and $36,000, respectively. Payment of dividends is within the discretion of the Company’s Board of Directors.

Payment of dividends by National Western Life Insurance Company ("National Western") to NWLGI, as the sole owner of National Western, are also within the discretion of National Western's Board of Directors, but are subject to prescribed limitations set by the Colorado Division of Insurance without prior approval. The Company’s general policy is to reinvest earnings internally to finance the development of new business, provide for potential acquisitions, and to lend support to its financial strength ratings assigned by independent rating agencies. In the year ended December 31, 2023, National Western declared and paid a $5.0 million dividend to NWLGI, primarily to provide funding for transaction costs incurred in connection with the proposed Merger Agreement. In the year ended December 31, 2022, National Western declared and paid dividends to NWLGI in the amount of $2.0 million.

NIS is restricted under FINRA rules as to maximum dividend amounts that can be paid out to stockholders. Maximum allowable dividend amounts are determined based on calculations which require that certain net capital thresholds be maintained after dividends are paid out. In the year ended December 31, 2023, NIS made dividend payments of $12.0 million to
NWLGI which have been eliminated in consolidation. No dividends were declared or paid in the year ended December 31, 2022.

Securities Authorized For Issuance Under Equity Compensation Plans

The Company currently has one equity compensation plan, which was originally approved by National Western's stockholders in 2008. That equity plan was assumed by NWLGI from National Western in 2015 pursuant to the terms of the holding company reorganization. Thereafter, the plan was amended, restated and approved by stockholders of NWLGI in June 2016 extending its term for ten years from the date of stockholder approval. As of December 31, 2023, there were a total of 291,000 shares of Class A Common Stock that were authorized for issuance upon the settlement or exercise, as applicable, of awards granted pursuant to the plan. However, as of December 31, 2023, there were no outstanding stock options. Furthermore, under the terms of all outstanding stock appreciation rights, restricted stock units and performance stock units, all such awards are settled only in cash. Accordingly, no shares of Class A Common Stock are issuable under the terms of such awards.

Performance Graph

The following graph compares the annual percentage change in the Company's cumulative total return on its common stock over the past five years with the total return of companies comprising the NASDAQ - U.S. Benchmark TR index and the NASDAQ - US Benchmark Insurance TR index. The graph assumes that the value of the Company's Class A Common Stock and each index was $100 at December 31, 2018, and that all dividends were reinvested.

225
200
175
150
125
100
75
50
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
National Western Life Group Inc
NASDAQ US Benchmark TR index
NASDAQ US Benchmark Insurance TR index

Issuer Purchases of Equity Securities

Effective August 22, 2008, National Western adopted and implemented a limited stock buy-back program associated with the 2008 Incentive Plan which provides Option Holders the additional alternative of selling shares acquired through the exercise of options directly back to the Company. This plan and program was assumed by NWLGI from National Western in 2015 pursuant to the terms of the holding company reorganization. The program provides Option Holders with the ability to elect to sell acquired shares back to the Company at any time within ninety (90) days after the exercise of options at the prevailing market price as of the date of notice of election. As of December 31, 2023, there are no stock options outstanding under the plan. More broadly, there are no immediate plans to repurchase any of its shares of Class A Common Stock or Class B Common Stock.

The following table sets forth the Company’s issuance and repurchase activity of its shares of Class A Common Stock from Option Holders for the quarter ended December 31, 2023.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May yet Be Purchased Under the Plans or Programs

October 1, 2023 through October 31, 2023	—	$—	N/A	N/A
November 1, 2023 through November 30, 2023	—	$—	N/A	N/A
December 1, 2023 through December 31, 2023	—	$—	N/A	N/A

Total	—	$—	N/A	N/A

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

Management’s discussion and analysis of the financial condition and results of operations (“MD&A”) of National Western Life Group, Inc. ("NWLGI") for the three years ended December 31, 2023 follows. Where appropriate, discussion specific to the insurance operations of National Western Life Insurance Company is denoted by "National Western" or "NWLIC". This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and related notes beginning on page 93 of this report. On January 1, 2023, the Company adopted the guidance commonly referred to as long-duration targeted improvements ("LDTI"). Results for 2022 and 2021 are also presented under the new LDTI guidance in this Form 10-K.

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

The Company monitors these factors continually as key business indicators. The discussion that follows in this Item 7 includes these indicators and presents information useful to an overall understanding of the Company’s business performance in 2023, incorporating required disclosures in accordance with the rules and regulations of the SEC.

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
While interest rates have increased recently, they have hovered at historically low levels for a number of years making it increasingly more challenging to make investments in fixed income debt securities having sufficient yields to price products competitively or to meet minimum interest rate guarantees. Faced with this situation, insurer responses were to either obtain incremental yield through riskier investment opportunities or to reduce internal rates of return on products below targeted amounts. With this opportunity presented, large investment entities entered the industry through acquisitions or reinsurance transactions in order to tap insurance company portfolios of low yielding assets with the goal of using specific investment expertise to roll these assets into higher yielding, and typically higher risk assets. The Company entered into two different funds withheld coinsurance agreements in the past several years to transfer legacy blocks constrained by low or negative interest margins and to obtain incremental investment yield from a reinsurance partner in order to competitively price new products going forward. Both reinsurance organizations are associated with large investment houses. These newer entrants create new competition with products offering attractive crediting rates for consumers while increasing the risk profile of corporate balance sheets.

Industry analysts and observers generally agree that a sudden jump in interest rate levels would be harmful to life insurers with interest-sensitive products as it could provide an impetus for abnormal levels of product surrenders and withdrawals at the same time fixed debt securities held by insurers declined in market value. A rise in inflation rates prompted Federal Reserve officials to progressively increase rates in an effort to restore price stability and to head off the crippling effects of rising prices. Currently, the Federal Reserve has indicated that it has finished its program of increasing interest rates and is gauging economic data for a transition to interest rate cuts. Ultimately, a mix of monetary policy adjustments, fiscal policy, and economic fundamentals will determine the effectiveness of interest rate policy and the success of returning to stabilization. It is uncertain what impacts, if any, such movements would have on the Company’s business, results of operations, cash flows or financial condition.

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

Impairment of Investment Securities. The Company determines current expected credit losses for available-for-sale debt securities when fair value is less than amortized cost, interest payments are missed and the security is experiencing credit issues. The Company considers a number of factors in making a determination including: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline in fair value, 4) the intent and ability to hold the investment until recovery, 5) an economic analysis of the issuer’s industry, and 6) the financial strength, liquidity, and recoverability of the issuer. Provisions to and releases from the allowance for credit losses are recorded in Net investment income in the Consolidated Statements of Earnings.

Deferred Policy Acquisition Costs (“DPAC”).  The Company is required to defer certain policy acquisition costs and amortize them over future periods. These costs include commissions and certain other expenses that vary with and are directly associated with acquiring new business. The deferred costs are recorded as an asset commonly referred to as deferred policy acquisition costs. The DPAC asset balance is subsequently charged to income on a constant level cohort basis over the expected term of the underlying contracts approximating a straight-line amortization on an individual contract basis. Contracts are grouped consistent with the groupings used to estimate the related liability. The constant-level basis for amortizing DPAC is generally in proportion to the initial face amount of life insurance in force for life insurance policies, in proportion to deposits for deferred annuity contracts, and in proportion to annual benefit payments for annuity contracts in payout mode.

DPAC current period amortization is impacted by changes in actual insurance in force during the period as well as changes in future assumptions as of the end of each reporting period, where applicable. Assumptions used for DPAC are consistent with those used in estimating the liability for future policy benefits (or any other related balance) for the corresponding contracts. Determining the level of aggregation and actuarial assumptions used in projecting in force terminations requires judgment. For more information about accounting for DPAC see Note (1), Summary of Significant Accounting Policies, in the accompanying Notes to Consolidated Financial Statements in this report.

Deferred Sales Inducements ("DSI").  Costs related to sales inducements offered on sales to new customers, principally on investment type contracts and primarily in the form of additional credits to the customer’s account value or enhancements to interest credited for a specified period, which are beyond amounts currently being credited to existing contracts, are deferred and recorded as other assets.  All other sales inducements are expensed as incurred and included in interest credited to contract holders’ funds. Deferred sales inducements are amortized to income using the same methodology and assumptions as DPAC and are included in interest credited to contract holders’ funds. Deferred sales inducements are also impacted by changes in actual business in force during the period and changes in future assumptions as of the end of each reporting period. For more information about accounting for deferred sales inducements see Note (1), Summary of Significant Accounting Policies, in the accompanying Notes to Consolidated Financial Statements in this report.

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

Future Policyholder Obligations.  Because of the long-term nature of insurance contracts, the Company is liable for policy benefit payments many years into the future. The Liability for future policy benefits represents estimates of the present value of the Company’s expected benefit payments, net of the related present value of future net premium collections. For traditional life insurance contracts and limited-pay contracts, this is determined by standard actuarial procedures, using assumptions as to mortality (life expectancy), morbidity (health expectancy), persistency, and interest rates, which are based on the Company’s experience with similar products, industry results, or future expectations. For universal life and annuity products, the Company’s liability is the amount of the contract’s account balance. An additional liability is recognized for the expected payments in excess of the account balance. While management and Company actuaries have used their best judgment in determining the assumptions and in calculating the liability for future policyholder obligations, there is no assurance that the estimate of the liabilities reflected in the financial statements represents the Company’s ultimate obligation. In addition, significantly different assumptions could result in materially different reported amounts. A discussion of the assumptions used to calculate the liability for future policyholder obligations is reported in Note (1), Summary of Significant Accounting Policies, in the accompanying Notes to Consolidated Financial Statements in this report.

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

Investment activities of the Company are integral to its insurance operations. Since life insurance benefits may not be paid until many years into the future, the accumulation of cash flows from premium receipts are invested with income reported as revenue when earned. Anticipated yields on investments are reflected in premium rates, contract liabilities, and other product contract features. These anticipated yields are implied in the interest required on the Company’s net insurance liabilities (future policy benefits less deferred acquisition costs) and contractual interest obligations in its insurance and annuity products. The Company benefits to the extent actual net investment income exceeds the required interest on net insurance liabilities and manages the rates it credits on its products to maintain the targeted excess or “spread” of investment earnings over interest credited. The Company will continue to be required to provide for future contractual obligations in the event of a decline in investment yield. For more information concerning revenue recognition, investment accounting, and interest sensitivity, please refer to Note (1), Summary of Significant Accounting Policies, and Note (2), Investments, in the accompanying Notes to Consolidated Financial Statements in this report, and the discussions under Investments in Item 6 of this report.

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

Share-Based Payments.  Liability awards under a share-based payment arrangement have historically been measured based on the awards’ fair value at the reporting date. The Black-Scholes valuation method is used to estimate the fair value of the options. This fair value calculation of the options includes assumptions relative to the following:

●	exercise price
●	expected term based on contractual term and perceived future behavior relative to exercise
●	current price
●	expected volatility
●	risk-free interest rates
●	expected dividends

These assumptions are continually reviewed by the Company and adjustments may be made based upon current facts and circumstances. As further discussed in Note (14), Stockholders' Equity, in the accompanying Notes to Consolidated Financial Statements in this report, at December 31, 2023 the fair value used for liability awards under share-based payment arrangements was $500.00 per share, the stated price per share in cash in the Merger Agreement.

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

In the following discussion of the results of Consolidated Operations and Segment Operations, certain premiums and other revenues financial statement line items as well as certain benefits and expenses line items include amounts which cause the current reported amounts to deviate from historical trends. These amounts typically consist of periodic adjustments required in preparing financial statements such as the updating of actuarial assumptions, amounts pertaining to unique transactions with specialized accounting conventions such as those required for embedded derivatives and reinsurance, and amounts that vary with the movement of external financial markets such as fair value market adjustments on investments. We have endeavored in the sections that follow to isolate and discuss these items as they appear in the financial statements. While not an all-inclusive list, the following identifies line items in the Consolidated Statements of Earnings and the associated amounts causing deviations from historical trends:

Financial Statement Line Item	Factor Discussed

Universal life and annuity contract charges	Unearned revenue reserve - actuarial assumption adjustments

Net investment income	Fair market value adjustments on index options

Net investment income	Fair market value adjustments on debt trading securities

Net investment income	Reinsurance fair value embedded derivative accounting

Net investment income	Funds withheld reinsurance - ceded investment income

Life and other policy benefits	Annuity actuarial assumption adjustments of excess death benefit reserve, excess annuitization reserve, and guaranteed minimum withdrawal benefit reserve

Market risk benefits expense	Fair market value adjustments due to changes in interest rate levels

Amortization of deferred transaction costs	Deferred policy acquisition costs amortization - actuarial assumption adjustments

Universal life and annuity contract interest	Universal life actuarial assumption adjustments of excess death benefit reserve

Universal life and annuity contract interest	Deferred sales inducement amortization - actuarial assumption adjustments

Universal life and annuity contract interest	Funds withheld reinsurance - ceded interest credited and ceded changes in benefit reserve balances

Universal life and annuity contract interest	Embedded derivative liability accounting for fixed-index products

Other operating expenses	Changes in share-based compensation expense for stock market price changes of the Company Class A Common Stock

Consolidated Operations

Revenues.  The following details Company revenues:

	Years Ended December 31,
	2023	2022	2021

	(In thousands)

Universal life and annuity contract charges	$144,064	134,553	136,268
Traditional life premiums	88,171	94,505	121,001
Net investment income (excluding index option derivatives)	369,313	386,506	441,812
Other revenues	35,331	24,981	22,314
Derivative gain (loss), index options	40,612	(86,866)	120,718
Net realized investment gains	25,859	6,355	14,950

Total revenues	$703,350	560,034	857,063

Universal life and annuity contract revenues - Revenues for universal life and annuity products consist of policy charges for the cost of insurance, administration charges, and surrender charges assessed against policyholder account balances, less reinsurance premiums. As depicted in the following table, revenues for universal life and annuity contract charges increased in 2023 compared to 2022 and 2021.

	Years Ended December 31,
	2023	2022	2021

	(In thousands)
Contract Charges:
Cost of insurance and administrative charges	$129,240	128,460	122,961
Surrender charges	24,954	18,732	25,363
Other charges	9,440	7,397	6,361
Gross contract revenues	163,634	154,589	154,685

Reinsurance premiums	(19,570)	(20,036)	(18,417)

Net contract charges	$144,064	134,553	136,268

Cost of insurance charges were $103.1 million in 2023 compared to $100.6 million in 2022 and $95.9 million in 2021. Cost of insurance charges trend, in part, with the size of the universal life insurance block in force and the amount of new business issued during the period. The volume of universal life insurance in force during 2023 decreased to $10.7 billion from $11.8 billion at year-end 2022 and $12.7 billion at year-end 2021. Administrative charges were $26.2 million, $27.8 million, and $27.1 million for the years ended December 31, 2023, 2022 and 2021, respectively, and correlate with new universal life insurance business sales by the number of policies placed, the amount of premiums received, and the volume of insurance issued. In 2022, National Western implemented higher cost of insurance charges on its International Life insurance products which contributed to the increase in 2022 over 2021.

Surrender charges assessed against policyholder account balances upon withdrawal were $25.0 million in 2023 compared to $18.7 million in 2022 and $25.4 million in 2021. While the Company earns surrender charge income that is assessed upon policy terminations, the Company’s overall profitability is enhanced when policies remain in force and additional contract revenues are realized and the Company continues to make an interest rate spread equivalent to the difference it earns on its investments and the amount that it credits to policyholders. Policy lapse rates in 2023 for the domestic life insurance segment were relatively level with those experienced in 2022 and prior years, while the annuities and international life insurance segments continued to exhibit a higher lapse rates. Surrender charge income recognized is also dependent upon the duration of policies at the time of surrender (i.e. later duration policy surrenders have lower surrender charges assessed and earlier policy surrenders have a higher surrender charge assessed).

Other charges include the net amount of current period premium load amounts on new sales of single premium life insurance products which are deferred (recorded as negative revenue) and the subsequent amortization into income of these deferred premium loads. These products comprise substantially all of domestic life insurance sales. The increase in Other charges in 2023 over 2022 reflects lower premium loads deferred in 2023 due to decreased sales relative to the amounts currently being amortized into income.

Traditional life premiums - Ozark National's principal product is a non-participating whole life insurance policy with premiums remitted primarily on a monthly basis. The product is sold in tandem with a mutual fund investment product offered through its broker-dealer affiliate, NIS. Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period. A sizable portion of National Western's traditional life business resided in the International Life insurance segment. However, National Western’s overall life insurance sales focus has historically been centered around universal life products. The addition of Ozark National's business of repetitive paying permanent life insurance adds an important complement to National Western's life insurance sales. Included in the amounts for the years ended December 31, 2023, 2022, and 2021 is $70.8 million, $71.9 million, and $73.5 million, respectively, of life insurance renewal premium from Ozark National. Universal life products, especially National Western’s equity indexed universal life products, which offer the opportunity for consumers to acquire life insurance protection and receive credited interest linked in part to an outside market index, have been the more popular product offerings in the Company’s markets.

Net investment income (with and without derivatives) - A detail of net investment income is provided below.

	Years Ended December 31,
	2023	2022	2021

	(In thousands)

Gross investment income:
Debt and equities	$300,493	298,965	309,082
Mortgage loans	21,454	20,691	20,155
Policy loans	2,744	2,626	2,667
Short-term investments	14,198	3,940	293
Other invested assets	42,039	27,409	16,321

Total investment income	380,928	353,631	348,518
Less: investment expenses	2,537	2,420	2,762

Net investment income (excluding derivatives and trading securities)	378,391	351,211	345,756
Index option derivative gain (loss)	40,612	(86,866)	120,718
Embedded derivative on reinsurance	(54,570)	250,230	84,725
Trading securities market adjustments	45,492	(214,935)	11,331

Net investment income	$409,925	299,640	562,530

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

The debt securities portfolio decreased from $10.1 billion at December 31, 2021 to $8.7 billion at December 31, 2022, in part due to marking the portfolio to fair market values which significantly declined during 2022 as interest rate levels rose during the year. At December 31, 2023, the debt securities portfolio further declined to $8.2 billion, as a result of operational cash outflows, primarily for higher levels of policy benefits, exceeding cash inflows which were lower as a result of decreased sales activity. While investment yields on new bond purchases in 2021 were less than the portfolio's weighted average yield, investment yields on new bond purchases during 2023 and 2022 exceeded the portfolio yield. The portfolio weighted average yield, excluding the funds withheld portfolio, was approximately 3.85% at December 31, 2023, while the yield on debt security purchases to fund insurance operations was 6.72%, 4.21%, and 3.02% in 2023, 2022, and 2021, respectively. Ozark National's weighted average portfolio yield at December 31, 2023 was 3.96%.

Changes in fair values of equity securities are included in the Consolidated Statements of Earnings as a component of net investment income. For the years ended December 31, 2023, 2022, and 2021 unrealized gains/(losses) of $1.7 million, $(4.1) million, and $6.0 million, respectively, have been included in net investment income reflecting the change in fair value of equity securities during these periods. The carrying value of the Company’s portfolio of equity securities was $24.1 million at December 31, 2023, an increase from the $22.1 million balance recorded at December 31, 2022.

Prior to 2020, the Company’s new mortgage loan activity had been challenged by the low level of interest rates and highly competitive underwriting of commercial properties. The COVID-19 pandemic crisis further impeded the underwriting of new loan applications until clarity regarding the impacts of closing down the economy upon commercial real estate became discernible. Eventually, the volume of new mortgage loan originations in 2021 resumed a pace closer to that of the pre-pandemic environment. Additional resources were added with the goal of increasing mortgage loan investments to a more appreciable percentage of total invested assets. However, during 2022, Federal Reserve Board inflation-fighting policies caused interest rates to increase appreciably which resulted in fewer mortgage loan opportunities meeting the Company's underwriting standards. Consequently, the Company's originated new mortgage loans progressively declined to $6.8 million, $47.4 million, and $183.6 million in 2023, 2022, and 2021, respectively. Mortgage loan investment income periodically benefits from incremental contributions from loan prepayment fees and profit participation receipts.

In order to obtain incremental investment yield, the Company expanded its invested asset vehicles to include alternative investments. These assets are typically capital pools with specific investment objectives managed by investment firms having specific expertise in designated asset opportunities. The Company held balances of $225.8 million, $186.9 million and $67.7 million at December 31, 2023, December 31, 2022, and December 31, 2021, respectively, in this investment category, excluding any associated structured note amounts.

Beginning January 1, 2021, the Company's reported net investment income is reduced for amounts ceded to reinsurers under funds withheld reinsurance agreements associated with funds withheld assets. For the years ended December 31, 2023, 2022 and 2021, the Company ceded net investment income of $79.4 million, $67.2 million, and $55.1 million, respectively.

The Company follows the accounting guidance pertaining to current expected credit losses on financial instruments ("CECL"). Measurement of the CECL allowance is performed quarterly with any increase or decrease netted in gross investment income. During the years ended December 31, 2023, 2022, and 2021, remeasurement of the CECL allowance resulted in an increase to the allowance balance of $0.1 million, $0.6 million, and $0.5 million, respectively.

Credit loss allowances for available-for-sale debt securities are recorded when unrealized losses and missed payments indicate a credit loss has occurred and a full recovery of the investment principal is not expected. Credit loss allowances are recorded through Net investment income in the Consolidated Statements of Earnings. No credit loss allowances for available-for-sale debt securities were recorded in the years ended December 31, 2023, 2022, and 2021.

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

	Years Ended December 31,
	2023	2022	2021

	(In thousands except percentages)

Excluding derivatives and funds withheld securities:
Net investment income	$378,391	351,211	345,756
Average invested assets, at amortized cost	9,010,937	9,398,306	9,420,544
Annual yield on average invested assets	4.20%	3.74%	3.67%

Including derivatives and funds withheld securities:
Net investment income	$409,925	299,640	562,530
Average invested assets, at amortized cost	10,620,733	11,051,800	11,163,776
Annual yield on average invested assets	3.86%	2.71%	5.04%

The average invested asset yield, excluding derivatives and funds withheld securities, increased in 2023 from that in 2022 reflecting higher yields on new debt security purchases, increased allocations to alternative investment funds which have greater yields, and significantly higher interest rate yields on short-term investment funds. The average invested asset yield in 2022 increased from that in 2021 reflecting incrementally higher yields on new debt security purchases and increased allocations to alternative investment funds.

The pattern in average invested asset yield, including derivatives and funds withheld securities, incorporates increases and decreases in the fair value of index options purchased by National Western to support its fixed-index products as well as net investment income from the embedded derivative funds withheld liability. Fair values of the purchased call options recorded net losses in 2022, and net gains in 2023 and 2021 corresponding to the movement in the S&P 500 Index® during these periods (the primary index the fixed-index products employ). Refer to the derivatives discussion following this section for a more detailed explanation.

With the execution of a funds withheld reinsurance agreement with Prosperity at the end of 2020, the Company initiated embedded derivative accounting with respect to the policyholder obligations reinsured. The Company entered into a second funds withheld reinsurance agreement with Aspida during 2022 which follows the same embedded derivative accounting treatment. During the years ended December 31, 2023, 2022, and 2021, the embedded derivative contra-liability for reinsurance (increased)/decreased by $(54.6) million, $250.2 million, and $84.7 million, respectively, corresponding with interest rate levels and their effect upon the fair values of funds withheld assets. These amounts are included in net investment income and served to decrease net investment income in 2023 and increase net investment income in 2022 and 2021. Debt securities supporting the funds withheld policyholder obligations classified as trading securities incurred unrealized gains/(losses) of $45.5 million in 2023, $(214.9) million in 2022, and $11.3 million in 2021, which were also recorded as a component of net investment income. The combination/net of these two items increased/(decreased) net investment income by ($9.1) million, $35.3 million, and $96.1 million in 2023, 2022, and 2021, respectively.

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

NIS revenues were $10.9 million, $11.4 million, and $12.5 million for the years ended December 31, 2023, 2022, and 2021, respectively. NIS revenues typically move in tandem with equity market performance.

Revenues associated with BP III were $4.0 million, $8.2 million, and $5.1 million in the years ended December 31, 2023, 2022, and 2021, respectively. Included in rental income for 2022 is $3.8 million received for an early termination of a tenant lease. This space remained vacant during 2023 and is currently being marketed. Rental income received from National Western is eliminated in reporting consolidated results.
Under the terms of the Prosperity funds withheld reinsurance contract, National Western earns a monthly expense allowance equal to the average policy count of the funds withheld reinsurance block of business multiplied by a stated amount per policy. In the years ended December 31, 2023, 2022 and 2021, the Company reported $4.5 million, $4.9 million, and $5.3 million, respectively, as maintenance expense allowance revenue. As the block that was reinsured with Prosperity is a closed block of business, maintenance expense allowance revenue declines over time with the run off of the in force block.

Under the terms of the Aspida funds withheld reinsurance contract, National Western also earns a monthly expense allowance based upon the average policy count of the funds withheld reinsurance block of business. In addition, National Western earns a ceding commission and certain policy acquisition allowances based upon new policies issued and coinsured with Aspida. For the years ended December 31, 2023 and 2022, the Company reported $1.0 million and $0.3 million, respectively, related to these revenue sources. The 2022 represents amounts received from the inception of the agreement in July of 2022.

The Company also recorded as a liability (deferred revenue) on its Consolidated Balance Sheet a deferred Cost on Reinsurance amount of $21.2 million associated with the 2022 funds withheld reinsurance transaction with Aspida (original COR amount reported of $30.8 million has been restated for the adoption of ASU 2018-12). This represents the net amount of GAAP reserves, deferred policy acquisition costs and sales inducements reinsured at the closing date, plus a $68.2 million ceding commission payable by the reinsurer, which in aggregate was in excess of the Statutory Reserves ceded to Aspida (reflected as funds withheld assets). This COR balance is amortized and included in Other revenues. For the years ended December 31, 2023 and 2022, amortization revenue from the deferred Gain on Reinsurance was $1.6 million and $0.8 million, respectively.

Other revenues also include semi-annual distributions from the life interest in the Libbie Shearn Moody Trust ("LSM Trust"). Revenues recognized from these distributions were $6.1 million, $6.0 million, and $5.7 million for the years ended December 31, 2023, 2022, and 2021, respectively. A predecessor of the Company acquired its life estate interest in 1960 as part of Robert L. Moody, Sr.'s capitalization of that predecessor insurance company. Mr. Moody, Sr. was Chairman Emeritus of the Company and was the last surviving grandchild of Libbie Shearn Moody. By its terms, the LSM Trust life estate interest provided for the payment of one-eighth of the income of the LSM Trust as long as Mr. Moody, Sr. was alive. On November 7, 2023, Robert L. Moody Sr. passed away. As a result, the Company will not receive any distributions of income received by the LSM Trust attributable to periods following Mr. Moody Sr.'s death. The Company held $12.8 million of life insurance coverage on Mr. Moody Sr.'s life issued by National Western, all but $150,000 of which was reinsured by third party reinsurers. These insurance claim amounts were processed and received in the fourth quarter of 2023 and are included in Other revenues.

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

	Years Ended December 31,
	2023	2022	2021

	(In thousands)

Index option derivatives:
Unrealized gain (loss)	$61,053	(85,130)	(16,564)
Realized gain (loss)	(20,441)	(1,736)	137,282

Total gain (loss) included in net investment income	$40,612	(86,866)	120,718

Total contract interest	$104,996	22,840	168,613

The economic impact of option performance in the Company's financial statements is generally not determined solely by the option gain or loss included in net investment income as there is a corresponding amount recorded in the contract interest expense line. The Company's profitability with respect to these options is largely dependent upon the purchase cost of the option remaining within the financial budget for acquiring options embedded in the product pricing. Option prices vary with interest rates, volatility, and dividend yields, among other things. As option prices vary, the Company manages for the variability by making offsetting adjustments to product caps, participation rates, and management fees. For the periods shown, the Company's option costs have generally been consistent with the product pricing budgets.

The financial statement investment spread, the difference between investment income and interest credited to contract holders, is subject to variations from option performance during any given period. For example, many of the Company's equity-index annuity products provide for the collection of asset management fees. These asset management fees are assessed when returns on expiring options are positive, and they are collected prior to passing any additional returns above the assessed management fees to the policy contractholders. During periods of positive returns, the collected asset management fees serve to increase the financial statement spread by increasing option realized gains reported as investment income in an amount greater than interest credited to policy contractholders which is reported as contract interest expense. Asset management fees collected in 2023, 2022, and 2021 were $0.0 million, $0.0 million, and $5.8 million, respectively. The Company changed its option hedging approach during 2020 to an "out-of-the-money" basis for those annuity products containing asset management fee provisions. As a result, during 2021 all options outstanding for annuity products having asset management fee features were converted to an out-of-the-money basis. Accordingly, no asset management fees have been collected since that time. While asset management fees are no longer being collected, the amounts to purchase the out-of-the-money options similarly decreases the costs.

Net realized investment gains (losses) - Realized gains (losses) on investments generally include proceeds from bond calls, sales and impairment write-downs, as well as gains and losses on the sale of real estate property. Net gains reported in 2023 consisted of gross gains of $26.0 million offset by gross losses of $(0.1) million. Realized gains in 2023 include the tender of shares held in Moody Bancshares, Inc. The Company's cost basis in the shares was $195,000 and the tender proceeds approximated $25.8 million. Net gains reported in 2022 consisted of gross gains of $6.5 million offset by gross losses of $(0.2) million. Net gains reported in 2021 consisted of gross gains of $16.4 million offset by gross losses of $(1.4) million.

Under CECL accounting guidance, the Company records credit loss allowances for available-for-sale debt securities when a decline in value is considered to be other-than-temporary and full recovery of the investment is not expected. Credit loss allowances for available-for-sale debt securities are recorded through Net investment income in the Consolidated Statements of Earnings. The Company did not record a credit loss allowance for available-for-sale debt securities during the years ended December 31, 2023, 2022, or 2021.

Benefits and Expenses. The following details benefits and expenses.

	Years Ended December 31,
	2023	2022	2021

	(In thousands)

Life and other policy benefits	$117,648	128,654	157,830
Amortization of deferred transaction costs	83,335	88,602	95,786
Policy benefit remeasurement (gains) and losses	8,360	9,827	(13,637)
Market risk benefits expense	68,130	(135,749)	3,645
Universal life and annuity contract interest	104,996	22,840	168,613
Other operating expenses	191,196	135,817	126,612

Totals	$573,665	249,991	538,849

Life and other policy benefits - Life and other policy benefits include death claims of $74.1 million, $80.5 million and $96.3 million for 2023, 2022 and 2021, respectively. Included in the amounts for the years ended December 31, 2023, 2022, and 2021, are $35.4 million, $35.9 million and $39.6 million in death claims pertaining to Ozark National. Death claim amounts are subject to variation from period to period. In 2023, the number of National Western life insurance claims incurred was approximately the same as that of 2022 while the average dollar amount per net claim decreased 15% to $55,800 from $65,900. National Western’s mortality experience has generally been consistent with or better than its product pricing assumptions. The average net claim for Ozark National during 2023 was $15,140 consistent with the 2022 average net claim. The average face amount of insurance in force for Ozark National was $32,940 at December 31, 2023. Mortality exposure is managed through reinsurance treaties under which National Western's retained maximum net amount at risk on any one life is capped at $500,000. Ozark National's retained maximum net amount at risk is capped at $200,000 under its reinsurance treaties, with limited exceptions related to the conversion of child protection and guaranteed insurability riders.

Both National Western and Ozark National established specific coding to track the death claim experience associated with COVID-19. During the year ended December 31, 2023, National Western incurred 24 death claims on life insurance policies in which the reported cause of death was due to the COVID-19 pandemic totaling a net claim amount (after reinsurance) of $1.3 million. For the year ended December 31, 2022, National Western incurred 89 COVID-19 related death claims on life insurance policies totaling a net amount after reinsurance of $5.8 million. During the year ended December 31, 2023, Ozark National incurred 23 confirmed COVID-19 death claims aggregating to a net claim amount of approximately $0.5 million. During the year ended December 31, 2022, Ozark National reported 126 COVID-19 death claims totaling to net claim amount of $2.9 million. The COVID-19 claim activity is included in the claim disclosures made in the preceding paragraph.

Life and other policy benefits also includes policy liabilities held associated with the Company's traditional life products, including riders such as the guaranteed minimum withdrawal benefit rider ("WBR"), a popular rider to National Western's equity-indexed annuity products, surrender charges on terminating policies, and other miscellaneous benefits payments including disability benefits, matured endowments, and accident & health benefits. These other policy benefits were $43.5 million, $48.1 million, and $61.6 million in 2023, 2022, and 2021, respectively.

Life and other policy benefits in the years ended December 31, 2023, 2022, and 2021 includes changes in traditional life reserves and miscellaneous benefit payments associated with Ozark National's operations of $24.9 million, $22.8 million, and $18.1 million, respectively, reflecting normal business conditions.

Amortization of deferred transaction costs - Life insurance companies are required to defer certain expenses that vary with, and are directly related to, the cost of acquiring new business. The majority of these acquisition expenses consist of commissions paid to agents, underwriting costs, and certain marketing expenses. Recognition of these deferred policy acquisition costs (“DPAC”) as an expense in the Consolidated Financial Statements occurs over future periods. Under LDTI guidance, deferred policy acquisition costs are amortized on a constant-level cohort basis over the expected term of the underlying contracts approximating a straight-line amortization on an individual basis. In accordance with GAAP guidance, the Company must also write-off deferred acquisition costs and unearned revenue liabilities upon internal replacement of certain contracts as well as annuitizations of deferred annuities.

The Company's practice is to annually review its actuarial assumptions pertaining to its blocks of business and to update those assumptions which deviate significantly from actual experience. The Company records these adjustments whenever necessary. The following table identifies the effect of actuarial assumption adjustments on DPAC balances recorded through amortization expense separate from recurring amortization expense for 2023, 2022, and 2021.

	Years Ended December 31,
	2023	2022	2021

	(In thousands)
Amortization of DPAC:
Actuarial assumption adjustments	$(64)	(144)	(365)
Other amortization components	64,418	66,475	69,437

Totals	$64,354	66,331	69,072

The amortization amounts for the years ended December 31, 2023, 2022, and 2021 were comprised of DPAC amortization by National Western of $63.5 million, $65.4 million, and $68.4 million, respectively, and by Ozark National of $0.9 million, $0.9 million, and $0.7 million, respectively. Amortization expense for National Western for the years ended December 31, 2023, 2022, and 2021 was reduced by $3.3 million, $3.8 million, and $2.9 million, respectively, for amounts pertaining to policies ceded under the funds withheld reinsurance agreements. Ceded amounts pertaining to policies associated with the Prosperity reinsurance agreement decline over time with the runoff of the closed block of policies.

As part of the purchase accounting required with the acquisition of Ozark National, the Company recorded an intangible asset of $180.9 million referred to as the value of business acquired ("VOBA"). VOBA represents the difference between the acquired assets and liabilities of Ozark National measured in accordance with the Company's accounting policies and the fair value of these same assets and liabilities. The VOBA balance sheet amount is amortized following a methodology similar to that used for amortizing deferred policy acquisition costs. In the years ended December 31, 2023, 2022, and 2021 the Company's VOBA amortization expense was $8.6 million, $10.9 million, and $13.6 million, respectively.

At December 31, 2020, the Company recorded as an asset on its Consolidated Balance Sheet a deferred Cost of Reinsurance ("COR") amount of $102.8 million associated with the funds withheld reinsurance transaction with Prosperity. This original balance represents the amount of assets transferred at the closing date of the funds withheld agreement (debt securities, policy loans, and cash) in excess of the GAAP liability ceded plus a $48.0 million ceding commission paid to the reinsurer. The COR balance is amortized commensurate with the runoff of the ceded block of funds withheld business. For the years ended December 31, 2023, 2022, and 2021, COR amortization expense of $10.4 million, $11.4 million, and $13.2 million, respectively, is included in Amortization of deferred transaction costs.

Policy benefit remeasurement (gains) and losses - The Company's practice is to annually review its actuarial assumptions and to "unlock" those assumptions which deviate materially from actual experience. Under ASU 2018-12 ("LDTI"), the impact of actuarial assumption changes on the Liability for Future Policyholder Benefits ("LFPB") and the Additional Liabilities in Excess of Account Value are presented separately in the Consolidated Statements of Earnings as Policy benefit remeasurement (gains) and losses. In 2023 and 2022, the Company updated its actuarial assumptions pertaining to its traditional life reserves and its excess death benefit reserves for mortality experience, lapse rates, and investment portfolio yield rates.

Market risk benefits expense - Market risk benefits expense is a financial statement line item emanating from the adoption of the LDTI accounting standard. The Market risk benefits net liability represents the reserve pertaining to certain contract features on annuity products that provide minimum guarantees to policyholders, such as guaranteed minimum withdrawal benefits, that provide protection to contractholders from other-than-nominal capital market risk and expose the Company to other-than-nominal capital market risk. Market risk benefits are measured at fair value with changes in fair value not caused by credit risk recognized in net income in each period. The change in fair value of the Market risk benefits net liability reported in Consolidated Statements of Earnings is significantly impacted by interest rate movements. Refer to Note (9) Market Risk Benefits Liability in the Notes to Consolidated Financial Statements for further discussion.

Universal life and annuity contract interest - The Company closely monitors its credited interest rates on interest sensitive policies (National Western products) taking into consideration such factors as profitability goals, policyholder benefits, product marketability, and economic market conditions. As long-term interest rates change, the Company's credited interest rates are often adjusted accordingly, taking into consideration the factors described above. The difference between yields earned on investments over policy credited rates is often referred to as the "interest spread."

Contract interest reported in the financial statements also encompasses the performance of the index options associated with the Company's fixed-index products. As previously noted, the market value changes of these derivative features resulted in net realized and unrealized gains/(losses) in 2023, 2022, and 2021 of $40.6 million, $(86.9) million, and $120.7 million, respectively. In 2023, this figure was comprised of unrealized gains totaling $61.1 million and realized losses of $(20.4) million. In 2022, this figure was comprised of unrealized losses totaling $(85.1) million and realized losses of $(1.7) million. In 2021, the amount consisted of unrealized losses of $(16.6) million offset by realized gain of $137.3 million. These returns similarly increased/(decreased) the computed average credited rates for the periods shown above. Policyholders of equity-indexed products cannot receive an interest credit below 0% according to the policy contract terms.

Contract interest expense includes other items which increase or decrease reported contract interest. These other items include the amounts shown in the table below.

	December 31,
	2023	2022	2021

	(In thousands)
Contract Interest Expense:
Credited fixed interest	$74,880	83,578	90,862
Credited equity-index interest	31,853	45,703	197,165
Gross reserve changes	50,095	69,900	45,235
Withdrawal benefit rider charges	(30,467)	(30,220)	(28,248)
Ceded credited interest and reserve changes	(42,528)	(77,981)	(56,782)
Actuarial assumption adjustment	(19,376)	27,994	—
Index option embedded derivative reserve changes	40,539	(96,134)	(73,784)
Asset fees	—	—	(5,835)

Totals	$104,996	22,840	168,613

Contract interest expense includes gross reserve changes for immediate annuities, two tier annuities, excess death benefit reserves, excess annuitizations, and amortization of deferred sales inducement balances. These gross reserve items are offset by policy charges assessed for policies having the withdrawal benefit rider ("WBR") and by amounts ceded to reinsurers.

For contract interest expense pertaining to funds withheld annuity policies ceded to the reinsurers, contract interest expense reported in the Consolidated Statements of Earnings is adjusted to remove ceded credited interest and ceded reserve change items which are shown in the above table for the years ended December 31, 2023, 2022, and 2021. The amount of ceded interest credited on the funds withheld annuity policies included in these amounts for the years ended December 31, 2023, 2022, and 2021, was $24.9 million, $31.1 million, and $29.8 million, respectively.

As part of the Company's actuarial assumption review process in 2023, the Company updated its assumptions pertaining to equity-indexed reserves for lapse rates, annuitization rates, and the portfolio yield, the effect of which was to reduce contract interest expense by $(19.4) million. The Company employed a similar actuarial assumption review process for 2022, the effect of which was to increase fixed-index annuities contract interest expense by $28.0 million.

Other operating expenses - Other operating expenses consist of general administrative expenses, licenses and fees, commissions not subject to deferral, real estate expenses, brokerage expenses, and compensation costs. These are summarized in the table that follows.

	Years Ended December 31,
	2023	2022	2021

	(In thousands)

General administrative expenses	$60,877	55,651	51,329
Compensation expenses	102,138	46,922	40,178
Commission expenses	8,061	9,438	10,810
Real estate expenses	5,530	6,193	5,947
Brokerage expenses (NIS)	5,116	5,635	6,123
Taxes, licenses and fees	9,474	11,978	12,225

Totals	$191,196	135,817	126,612

General administrative expenses include software amortization of previously capitalized information technology (IT) expenditures including National Western's proprietary policy administration systems. Software costs, including amortization expense, for 2023, 2022, and 2021 were $10.0 million, $15.1 million, and $13.8 million, respectively. Other IT expenditures include consulting costs for system implementations, assistance with analysis involving a security incident experienced by National Western in 2021, and contractor resources to fill IT staffing shortages. These amounts in the years ended December 31, 2023, 2022, and 2021 were $23.8 million, $25.7 million, and $17.5 million, respectively. General administrative expenses also include payments and provisions made relating to potential or contingent legal liabilities and legal fees. Expenses in this category were $6.5 million, $0.8 million, and $6.0 million in 2023, 2022, and 2021, respectively. The 2023 amount includes legal fees incurred pertaining to the Company's efforts associated with the Merger Agreement previously discussed. The 2021 amount includes $4.4 million accrued for estimates pertaining to settlement of a class action lawsuit in regards to the IT security incident experienced by National Western. General administrative expenses in 2023 also include $7.1 million related to the write-off of the LSM Trust Asset which terminated with the passing the Company's Chairman Emeritus, Robert L. Moody, Sr. General administrative expenses in the years ended December 31, 2023, 2022, and 2021 include Ozark National expenses in the amount of $4.0 million, $3.8 million, and $4.3 million, respectively.

Compensation expenses include share-based compensation costs related to outstanding vested and nonvested stock appreciation rights ("SARs"), restricted stock units ("RSUs"), and performance share units ("PSUs"). The related share-based compensation costs move in tandem not only with the number of awards outstanding but also with the movement in the market price of the Company's Class A Common Stock as a result of marking the SARs, RSUs, and PSUs to fair value under the liability method of accounting. Consequently, the related expense amount varies positively or negatively in any given period. In the Compensation expenses amounts shown above, share-based compensation expense totaled $66.8 million in 2023, $15.2 million in 2022, and $5.8 million in 2021. The sizable increase in 2023 compensation expenses reflects the increase in the Company's Class A Common Stock share price assumption used for fair value to $500.00 (per the Merger Agreement described above) at December 31, 2023 from the Class A Common Stock share price of $281.00 at December 31, 2022 and $214.44 at December 31, 2021. In addition to the changes in price of the Company's Class A Common Stock, there were 0, 113,127, and 64,157 SARs granted to officers in 2023, 2022, and 2021, respectively. Refer to Note (14) Stockholders' Equity in the accompanying Notes to Consolidated Financial Statements of this report for a discussion of performance share awards.

Taxes, licenses and fees include premium taxes and licensing fees paid to state insurance departments, guaranty fund assessments, the company portion of Social Security and Medicare taxes, real estate taxes, state income taxes, and other state and municipal taxes. Taxes, licenses and fees also include National Western premium tax expenses of $2.7 million, $4.7 million, and $7.4 million in 2023, 2022, and 2021, respectively. The higher expense level in 2021 reflects the increased retaliatory tax burden on National Western imposed by a change in Colorado laws with respect to premium taxes enacted that year. The State of Colorado, National Western's domiciliary state, enacted a premium tax on non-qualified annuities retroactive to January 1, 2021. While the impact upon premiums taxes in the State of Colorado was not significant, the Colorado law increased the Company's retaliatory premium tax burden with other states by $3.5 million in 2021.
Segment Operations

Summary of Segment Earnings

A summary of segment earnings from continuing operations for the years ended December 31, 2023, 2022, and 2021 is provided below. The segment earnings exclude realized gains and losses on investments, net of taxes.

	Domestic Life Insurance	International Life Insurance	Annuities	ONL & Affiliates	All Others	Totals

	(In thousands)

Segment earnings (loss):
2023	$(4,047)	17,261	12,937	22,138	25,712	74,001
2022	3,157	26,794	177,063	16,543	17,934	241,491
2021	1,508	32,043	171,609	19,499	16,068	240,727

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below.

	Years Ended December 31,
	2023	2022	2021

	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$52,201	55,482	51,479
Net investment income	89,144	17,259	91,977
Other revenues	32	93	105

Total premiums and other revenues	141,377	72,834	143,561

Benefits and expenses:
Life and other policy benefits	20,319	18,676	24,395
Policy benefit remeasurement (gain)/loss	1,370	3,843	415
Amortization of deferred transaction costs	13,141	12,267	13,417
Universal life insurance contract interest	73,287	3,230	77,475
Other operating expenses	39,194	30,846	25,959

Total benefits and expenses	147,311	68,862	141,661

Segment earnings (loss) before Federal income taxes	(5,934)	3,972	1,900

Provision for Federal income taxes	(1,887)	815	392

Segment earnings (loss)	$(4,047)	3,157	1,508

Premiums and Other Revenues

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

	Years Ended December 31,
	2023	2022	2021

	(In thousands)

Universal life insurance revenues	$61,954	64,651	58,822
Traditional life insurance premiums	3,925	4,429	4,620
Reinsurance premiums	(13,678)	(13,598)	(11,963)

Totals	$52,201	55,482	51,479

Universal life insurance revenues are predominantly earned based upon the amount of life insurance policies that are in force. National Western's pace of new policies issued has lagged the number of policies terminated from death or surrender causing a declining level of policies in force from which contract revenue is received. Consequently, the number of domestic life insurance policies in force has declined from 46,060 at December 31, 2021 to 44,560 at December 31, 2022 and to 42,840 at December 31, 2023. Policy lapse rates in 2023 were 5.9% compared with the 5.9% and 6.0% rates experienced in 2022 and 2021, respectively. The face amount of life insurance in force has declined at a slower rate than the policy count figures. The volume of in force moved from $3.7 billion at December 31, 2021 to $3.6 billion at December 31, 2022 and to $3.5 billion at December 31, 2023.

Universal life insurance revenues are also generated with the issuance of new business based upon amounts per application and percentages of the face amount (volume) of insurance issued. The number of domestic policies issued during 2023 decreased 24% from that in 2022 and the volume of insurance issued decreased 17% from that in 2022.

Universal life insurance revenues also include surrender charge income realized on terminating policies and, in the case of domestic universal life, amortization into income of the premium load on single premium policies which is deferred. Amounts deferred are amortized into revenues over future periods corresponding with the duration of the policies. The net premium load amortization was $9.4 million, $7.4 million, and $4.3 million in 2023, 2022, and 2021, respectively.

Premiums collected on universal life products are not reflected as revenues in the Company's Consolidated Statements of Earnings in accordance with GAAP. Actual domestic universal life premiums collected are detailed below.

	Years Ended December 31,
	2023	2022	2021

	(In thousands)

Universal life insurance:
First year and single premiums	$105,247	126,423	203,329
Renewal premiums	14,806	16,369	16,870

Totals	$120,053	142,792	220,199

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

	Years Ended December 31,
	2023	2022	2021

	(In thousands)

Net investment income (excluding index option derivatives)	$52,387	55,476	53,704
Index option derivative gain (loss)	36,757	(38,217)	38,273

Net investment income	$89,144	17,259	91,977

Universal life insurance contract interest	$73,287	3,230	77,475

Benefits and Expenses

Life and policy benefits for a smaller block of business are subject to variation from period to period. Claim count activity during 2023 increased 2% compared to 2022 while the average net claim amount increased to $43,140 from $41,970. In 2023, National Western's domestic life insurance segment incurred 21 COVID-19 claims with a net benefit amount (after reinsurance) of $0.9 million. In 2022, National Western's domestic life insurance segment incurred 73 COVID-19 claims with a net benefit amount (after reinsurance) of $3.4 million. In 2021, there were 129 COVID-19 claims reported with a net benefit amount of $4.5 million. The low face amount per domestic life claim relative to the current issued amounts of insurance per policy reflects the older block of domestic life insurance policies sold which were final expense type products (i.e. purchased to cover funeral costs). The overall mortality experience for this segment has generally been consistent with pricing assumptions.

Policy benefit remeasurement (gains) and losses represent a new line item in the income statement required by LDTI for actuarial assumption change updates that affect traditional life reserves (Liability for future policy benefits) and universal life excess death benefit reserves. In 2023 and 2022, these reserves for actuarial assumption updates were made pertaining to mortality, lapse rates and investment portfolio yield rates.

Included in amortization of deferred transaction costs is DPAC amortization. As noted previously in the discussion of results from Consolidated Operations, the Company's practice is to annually review its actuarial assumptions pertaining to its blocks of business and to update those assumptions which deviate significantly from actual experience. The following table identifies the effects of actuarial assumption adjustments on domestic life insurance DPAC balances recorded through amortization expense separate from recurring amortization expense components for 2023, 2022, and 2021.

	Years Ended December 31,
	2023	2022	2021

	(In thousands)
Amortization of DPAC:
Actuarial assumption adjustments	$99	(29)	19
Other amortization components	13,042	12,296	13,398

Totals	$13,141	12,267	13,417

Actuarial assumption adjustments were updated in each of the years shown for mortality and lapse rates.

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

Other operating expenses are allocated to the Company's lines of business based upon a functional cost analysis performed each year. As the Company's overall operating expenses increased in 2023 compared to 2022 and 2021 levels, as discussed in the Results of Consolidated Operations section, Domestic life insurance operations operating expenses are correspondingly higher in 2023.

International Life Insurance Operations

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below.

	Years Ended December 31,
	2023	2022	2021

	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$84,774	78,044	80,914
Net investment income	27,621	4,671	54,204
Other revenues	15	71	85

Total premiums and other revenues	112,410	82,786	135,203

Benefits and expenses:
Life and other policy benefits	11,465	13,977	23,689
Policy benefit remeasurement (gain)/loss	6,469	(18)	(14,052)
Amortization of deferred transaction costs	16,040	17,294	18,762
Universal life insurance contract interest	21,369	(4,322)	45,747
Other operating expenses	31,760	22,146	20,679

Total benefits and expenses	87,103	49,077	94,825

Segment earnings before Federal income taxes	25,307	33,709	40,378

Provision for Federal income taxes	8,046	6,915	8,335

Segment earnings	$17,261	26,794	32,043

Premiums and Other Revenues

As with Domestic Life operations, revenues from the International Life insurance segment include both premiums on traditional type products and contract revenues from universal life insurance. A comparative detail of premiums and contract revenues is provided below.

	Years Ended December 31,
	2023	2022	2021

	(In thousands)

Universal life insurance revenues	$84,208	77,087	79,054
Traditional life insurance premiums	6,458	7,395	8,314
Reinsurance premiums	(5,892)	(6,438)	(6,454)

Totals	$84,774	78,044	80,914

Universal life revenues and operating earnings are largely generated from the amount of life insurance in force. Over the past three years, the volume of insurance in force for this segment has contracted from $11.3 billion at December 31, 2021 to $10.3 billion at December 31, 2022 and to $9.0 billion at December 31, 2023. The decline in volume of in force reflects the decision to cease accepting new international policy applications from foreign nationals outside of the U.S in 2018. Consequently, the international life insurance block of business is a closed book that is expected to run off over a number of years. Partially offsetting the decline in the number of policies in force from which contract revenues are earned is an increase in cost of insurance charges on international universal life policies which was implemented toward the end of 2021.

Another component of international universal life revenues includes surrender charges assessed upon surrender of contracts by policyholders. Prior to 2023, termination rates had been trending lower resulting in lower surrender charge fee revenue. Surrender activity in this line of business increased in 2023. In addition, policy contract provisions which provide for lower surrender charge fees to be assessed later in the contract term can produce variability in surrender fee revenue. The following table illustrates National Western's recent international life termination experience.

Volume In Force Terminations	Amount in $’s	Annualized Termination Rate

	(In millions)

Year Ended December 31, 2023	$1,293.5	12.6%
Year Ended December 31, 2022	1,018.8	9.0%
Year Ended December 31, 2021	1,080.1	8.7%
Year Ended December 31, 2020	1,295.2	9.5%
Year Ended December 31, 2019	1,671.5	10.9%

As noted previously, premiums collected on universal life products are not reflected as revenues in the Company's Consolidated Statements of Earnings in accordance with GAAP. Actual international universal life premiums collected are detailed below.

	Years Ended December 31,
	2023	2022	2021

	(In thousands)

Universal life insurance:
First year and single premiums	$—	—	—
Renewal premiums	40,019	45,075	50,518

Totals	$40,019	45,075	50,518

National Western’s most popular international products were its fixed-index universal life products in which the policyholder could elect to have the interest rate credited to their policy account values linked in part to the performance of an outside equity index. These products issued were not generally available in the local markets when sold. Included in the totals in the above table are collected premiums for fixed-index universal life products of approximately $22.3 million, $25.7 million, and $28.9 million for the years ended 2023, 2022, and 2021, respectively. The declining trend in renewal premiums during these periods corresponds with the decline in policies in force due to the elimination of new sales and the termination activity as discussed above.

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

	Years Ended December 31,
	2023	2022	2021

	(In thousands)

Net investment income (excluding index option derivatives)	$21,300	24,131	24,843
Index option derivative gain (loss)	6,321	(19,460)	29,361

Net investment income	$27,621	4,671	54,204

Universal life insurance contract interest	$21,369	(4,322)	45,747

The gain or loss on index options follows the movement of the reference indices with realized gains or losses being recognized on the anniversary of each index option based upon the reference indices' level at the expiration date relative to the index level at the time the index option was purchased. Unrealized gains and losses are recorded for index options outstanding based upon their fair values, largely determined by the reference indices' level, at the balance sheet reporting date as compared to the original purchase cost of each respective option.

Benefits and Expenses

Life and policy benefits primarily consist of death claims on policies. National Western’s clientele for international products are generally wealthy individuals with access to U.S. dollars and quality medical care. Consequently, the amounts of coverage purchased historically tended to be larger amounts. Life and policy benefit expense for the international life segment reflects the larger policies historically purchased, however mortality due to natural causes is comparable to that in the United States. The Company's maximum risk exposure per insured life is capped at $500,000 through reinsurance. The average international life net claim amount (after reinsurance) in 2023 decreased to $178,930 from $261,370 while the number of claims incurred decreased 15% from the amount incurred in 2022. Included in International Life death claims for 2023 were three claims with a cause of death identified as COVID-19 which totaled to a net claim amount of $0.4 million. In 2022 there were 16 reported COVID-19 death claims which aggregated to $2.4 million in net claims. Included in International Life death claims for 2021 were 72 with a cause of death identified as COVID-19 which aggregated to $19.0 million in net claims.

As discussed in Domestic Life Insurance Operations, Policy benefit remeasurement (gains) and losses represent a new line item in the income statement required by LDTI for actuarial assumption change updates that affect traditional life reserves (Liability for future policy benefits) and universal life excess death benefit reserves. In 2023 and 2022, these reserves for actuarial assumption updates were made pertaining to mortality, lapse rates and investment portfolio yield rates.

Amortization of deferred transaction costs includes DPAC amortization. The Company's practice is to annually review its actuarial assumptions pertaining to its blocks of business and to update those assumptions which deviate significantly from actual experience. The following table identifies the effects of actuarial assumption adjustments on international life insurance DPAC balances recorded through amortization expense separate from recurring amortization expense components for 2023, 2022, and 2021.

	Years Ended December 31,
	2023	2022	2021

	(In thousands)
Amortization of DPAC:
Actuarial assumption adjustments	$3	6	652
Other amortization components	16,037	17,288	18,110

Totals	$16,040	17,294	18,762

In 2021, actuarial assumptions for International Life DPAC were updated for lapse rates, mortality, and cost of insurance ("COI") charge increases. The effect of the prospective effect for the actuarial assumption update, particularly for the COI charge increases, was to increase amortization expense by $0.7 million due to DPAC amortization matching the higher revenues from the prospective COI charge increases.

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

As previously discussed, Other operating expenses are allocated to the Company's lines of business based upon a functional cost analysis performed each year. As the Company's overall operating expenses increased in 2023 as compared to 2022 and 2021 levels, as discussed in the Results of Consolidated Operations section, International life insurance operations operating expenses are correspondingly higher in 2023.

Annuity Operations

A comparative analysis of results of operations for the Company's annuity segment is detailed below.

	Years Ended December 31,
	2023	2022	2021

	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$20,581	19,490	47,790
Net investment income	226,330	226,746	367,286
Other revenues	7,527	6,236	5,384

Total premiums and other revenues	254,438	252,472	420,460

Benefits and expenses:
Life and other policy benefits	25,558	37,241	51,986
Policy benefit remeasurement (gain)/loss	—	93	—
Market risk benefits expense	68,130	(135,749)	3,645
Amortization of deferred transaction costs	44,698	47,199	49,372
Annuity contract interest	10,340	23,932	45,391
Other operating expenses	86,744	56,999	53,818

Total benefits and expenses	235,470	29,715	204,212

Segment earnings before Federal income taxes	18,968	222,757	216,248

Provision for Federal income taxes	6,031	45,694	44,639

Segment earnings	$12,937	177,063	171,609
Premiums and Other Revenues

Premiums and contract charges primarily consist of surrender charge income recognized on terminated policies. The amount of the surrender charge income recognized is determined by the volume of surrendered contracts as well as the duration of each contract at the time of surrender given the pattern of declining surrender charge rates over time that is common to most annuity contracts. The Company's lapse rate for annuity contracts during 2023 was 10.0%, an increase from a rate of 8.2% in 2022 and the 8.6% rate experienced in 2021. These lapse rates are elevated compared to historical averages. The annuity industry as a whole has experienced higher surrender activity coinciding with increases in interest rate levels during 2023. While surrender charges are used to dissuade policyholders from exercising the cash-out option, fixed interest rate annuity contracts are more prone to terminate as contracts approach the end of their surrender charge period. In addition, in a period of sustained higher interest rate levels, the annuity market becomes increasingly competitive especially in regards to multi-year guaranteed annuities which provide the opportunity to lock in the higher rates for a specified term.

Deposits collected on annuity contracts are not reflected as revenues in the Company's Consolidated Statements of Earnings in accordance with GAAP. Actual annuity deposits collected are detailed below.

	Years Ended December 31,
	2023	2022	2021

	(In thousands)

Fixed-index annuities	$77,242	216,784	425,734
Other deferred annuities	1,260	1,575	3,727
Immediate annuities	2,546	7,826	32,637

Totals	$81,048	226,185	462,098

Fixed-index products are attractive for consumers when interest rate levels remain low and equity markets produce positive returns. Since National Western does not offer variable products or mutual funds, fixed-index products provide an important alternative to the Company's existing fixed interest rate annuity products. Fixed-index annuity deposits as a percentage of total annuity deposits were 95%, 96%, and 92% for the years ended December 31, 2023, 2022, and 2021, respectively. The percentage of fixed-index products to total annuity sales reflects the relatively low interest rate environment, the overall positive performance in the equities market, and the Company's lack of competitive fixed interest rate annuity products.

Some of the Company's deferred products, including fixed-index annuity products, contain a first year interest bonus, in addition to the base first year interest rate, which is credited to the account balance when premiums are applied. These sales inducements are deferred in conjunction with other capitalized policy acquisition costs. The amounts currently deferred to be amortized over future periods amounted to approximately $(6.5) million, $4.0 million, and $18.1 million for the years ended December 31, 2023, 2022, and 2021, respectively. Negative deferrals in 2023 reflect higher than normal surrenders on policies for which the full bonus was capitalized at issue but were surrendered before the full bonus was paid out. Amortization of deferred sales inducements is included as a component of annuity contract interest as described later in this discussion of Annuity Operations.

A detail of net investment income for annuity operations is provided below.

	Years Ended December 31,
	2023	2022	2021

	(In thousands)

Net investment income (excluding derivatives and trading securities)	$237,874	220,640	218,146
Index option derivative gain (loss)	(2,466)	(29,189)	53,084
Embedded derivative liability (increase) decrease	(54,570)	250,230	84,725
Trading securities market adjustment	45,492	(214,935)	11,331

Net investment income	$226,330	226,746	367,286

As noted in the Consolidated Operations discussion, the Company ceded net investment income of $79.4 million, $67.2 million, and $55.1 million to the reinsurers under funds withheld reinsurance agreements in 2023, 2022, and 2021, respectively. This amount consisted entirely of net investment income from investments supporting the annuities ceded under the agreements.

As seen in the above table, net investment income also includes the derivative gains and losses on index options purchased to back the index crediting mechanism on fixed-index products. The derivative gain or loss on index options follows the movement of the reference indices with realized gains and losses being recognized on the anniversary of each index option based upon the reference indices at the expiration date relative to the index level at the time the index option was purchased. Unrealized gains and losses are recorded for index options outstanding based upon their fair value, largely determined by the reference indices' level, at the balance sheet reporting date as compared to the original purchase cost of each respective option.

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

The funds withheld reinsurance agreement with Prosperity executed December 31, 2020 introduced embedded derivative accounting with respect to the annuity policyholder obligations reinsured. The funds withheld reinsurance agreement with Aspida executed during 2022 follows the same embedded derivative accounting. During the year ended December 31, 2023, the embedded derivative contra-liability declined by $54.6 million as a result of interest rate levels decreasing, which was recorded as a charge against net investment income. Debt securities supporting the funds withheld policyholder obligations classified as trading securities incurred a fair value adjustment of $45.5 million market value increase during 2023 which is also recorded as a component of net investment income. The net of these two amounts, the embedded liability decrease and the change in market value of trading securities, decreased net investment income in the Annuity segment by $9.1 million for the year. For the year ended December 31, 2022, net investment income increased $35.3 million as the embedded derivative liability declined $250.2 million and the corresponding trading securities incurred a market value decrease of $214.9 million. For the year ended December 31, 2021, net investment income increased $96.0 million as the embedded derivative liability decreased $84.7 million and the corresponding trading securities incurred a market value increase of $11.3 million in the year.

Other revenues in the years ended December 31, 2023, 2022, and 2021, include maintenance expense allowances, ceding commissions and certain policy acquisition allowances under the terms of the funds withheld reinsurance contracts. Amounts earned from funds withheld arrangements and included as Other revenues were $5.5 million, $5.2 million, and $5.3 million in 2023, 2022, and 2021, respectively.

Benefits and Expenses

Market risk benefits expense is the income statement item emanating from the adoption of the LDTI accounting standard. The Market risk benefits liability represents the reserve pertaining to certain contract features on annuity products that provide minimum guarantees to policyholders, such as guaranteed minimum withdrawal benefits, that provide protection to contractholders from other-than-nominal capital market risk and expose the Company to other-than-nominal capital risk. Market risk benefits are measured at fair value with changes in fair value not caused by credit risk recognized in net income in each period. The change in fair value of the Market risk benefits liability reported in the Consolidated Statements of Earnings is impacted by interest rate movements. For the years ended December 31, 2023, 2022, and 2021, the change in the Market risk benefits liability due to interest rate movements was an expense/(benefit) of $26.6 million, $(183.8) million, and $(36.1) million, respectively. Refer to Note (9) Market Risk Benefits Liability in the Notes to Consolidated Financial Statements for further discussion.

Included in amortization of deferred transaction costs is DPAC amortization. The Company's practice is to annually review its actuarial assumptions pertaining to blocks of businesses and to update those assumptions which deviate significantly from actual experience. The Company records these adjustments whenever necessary. The following table identifies the effects of actuarial assumption adjustments on annuity DPAC balances recorded through amortization expense separate from recurring amortization expense for 2023, 2022, and 2021.

	Years Ended December 31,
	2023	2022	2021

	(In thousands)
Amortization of deferred transaction costs:
Actuarial assumption adjustments	$(161)	(42)	(1,036)
DPAC recurring amortization expense	34,468	35,883	37,254
Cost of reinsurance amortization expense	10,391	11,358	13,154

Totals	$44,698	47,199	49,372

In 2023, 2022, and 2021, the Company adjusted Annuity segment DPAC balances for actuarial assumption updates pertaining to lapse rates, annuitization rates, and expenses.

DPAC amortization expense that pertains to annuity policies covered by the funds withheld reinsurance treaties is ceded to the reinsurers. In the years ended December 31, 2023, 2022, and 2021, DPAC amortization was reduced for ceded DPAC amortization by $3.3 million, $3.8 million, and $2.9 million, respectively.

Amortization of deferred transaction costs includes amortization of the cost of reinsurance recorded at year-end 2020 associated with the funds withheld reinsurance agreement with Prosperity. At December 31, 2020, the Company recorded as an asset on the Consolidated Balance Sheet a deferred Cost of Reinsurance ("COR") amount of $102.8 million associated with the funds withheld reinsurance transaction. This represents the amount of assets transferred at the closing date of the funds withheld agreement (debt securities, policy loans, and cash) in excess of the GAAP liability ceded plus a $48.0 million ceding commission paid to the reinsurer. The COR balance is amortized commensurate with the runoff of the ceded block of funds withheld business. In the years ended December 31, 2023, 2022, and 2021, COR amortization expense of $10.4 million, $11.4 million, and $13.2 million, respectively, is included in Amortization of deferred transaction costs.

Annuity contract interest includes the equity component return associated with the call options purchased to hedge National Western's fixed-index annuities. The detail of fixed-index annuity contract interest as compared to contract interest for all other annuities is as follows:

	Years Ended December 31,
	2023	2022	2021

	(In thousands)

Fixed-indexed annuities	$(4,746)	16,518	54,000
All other annuities	734	960	(2,011)

Gross contract interest	(4,012)	17,478	51,989
Bonus interest deferred and capitalized	6,455	(4,040)	(18,117)
Bonus interest amortization	7,897	10,494	11,519

Total contract interest	$10,340	23,932	45,391

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

As part of the Company's updating actuarial assumptions in 2023, assumptions pertaining to lapse rates, annuitization rates, and the portfolio investment yield supporting equity-indexed annuity reserves were updated, the effect of which was to reduce fixed-index annuities contract interest expense by $(19.4) million. The Company employed a similar actuarial assumption update for 2022, the effect of which was to increase fixed-index annuities contract interest expense by $28.0 million.

Bonus interest deferred and capitalized is generally a reduction in total contract interest expense. The positive amounts shown in the table above represent the impact of unvested bonus amounts at the time of a contract surrender. These amounts are reversed from bonus interest previously deferred and capitalized. During periods of high contract surrenders and low sales, such as existed during 2023, these reversals exceeded the amounts currently being deferred.

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

	2023	2022	2021

	(In thousands)

Premiums and other revenues:
Premiums and contract charges	$74,679	76,042	77,086
Net investment income	33,216	29,198	26,989
Other revenues	10,978	11,539	12,653

Total premiums and other revenues	118,873	116,779	116,728

Benefits and expenses:
Life and other policy benefits	60,306	58,760	57,760
Policy benefit remeasurement (gain)/loss	521	5,909	—
Amortization of deferred transaction costs	9,456	11,842	14,235
Other operating expenses	20,804	19,579	20,243

Total benefits and expenses	91,087	96,090	92,238

Segment earnings before Federal income taxes	27,786	20,689	24,490
Provision for Federal income taxes	5,648	4,146	4,991

Segment earnings	$22,138	16,543	19,499

Premiums and Other Revenues

Revenues from acquired businesses principally include life insurance premiums on traditional type products. Unlike universal life, revenues from traditional products are simply life premiums recognized as income over the premium-paying period of the related policies. The detail of premiums is provided below.

	2023	2022	2021

	(In thousands)

Traditional life insurance premiums	$77,079	78,411	79,450
Other insurance premiums and considerations	347	388	400
Reinsurance premiums	(2,747)	(2,757)	(2,764)

Totals	$74,679	76,042	77,086

Ozark National's traditional life block of business at December 31, 2023 included 168,080 policies in force representing over $5.5 billion of life insurance coverage. The repetitive pay nature of Ozark National's business promotes a higher level of persistency with an annualized lapse rate of 4.2% for the year ended December 31, 2023 slightly higher than the 4.0% rate experienced in 2022 and 2021.  Traditional life premiums by first year and renewal are detailed below.

	2023	2022	2021

	(In thousands)

Traditional life insurance premiums:
First year premiums	$3,731	3,922	3,419
Renewal premiums	73,348	74,489	76,031

Totals	$77,079	78,411	79,450

Other revenues consists primarily of brokerage revenue of NIS. Brokerage revenues of $10.9 million for 2023, $11.4 million for 2022, and $12.5 million for 2021 had associated brokerage expenses of $5.1 million, $5.6 million, and $6.1 million, respectively, which are included in Other operating expenses.

Benefits and Expenses

The average face value of Ozark National's policies in force at December 31, 2023 was approximately $32,940. Consequently, life and policy benefits for smaller face amounts are subject to variation from quarter to quarter. Incurred death claims in 2023 were $35.4 million representing an average net claim of $15,140. Incurred death claims in 2022 were $35.9 million also representing an average net claim of $15,140. 2021 incurred death claims were $39.6 million representing an average net claim of $15,350. Included in 2023 death claims were 23 reported claims with a cause of death identified as COVID-19 which aggregated to $0.5 million in net claims. Included in 2022 death claims were 126 claims with a reported cause of death identified as COVID-19 which aggregated to $2.9 million in net claims. Ozark National's maximum retention on any single insured life is $200,000 with limited exceptions related to the conversion of child protection and guaranteed insurability riders. The balance of life and policy benefits during 2023, 2022, and 2021 consists of increases in insurance reserves and payments of other policy benefits.

As discussed in the Results of Consolidated Operations section, the Company updated actuarial assumptions pertaining to Ozark National's traditional life reserves for lapse rates in 2023 and 2022. The impact of the actuarial assumption update on the Liability for Future Policyholder Benefits is presented separately in the Consolidated Statements of Earnings as Policy benefit remeasurement (gains) and losses.

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

	2023	2022	2021

	(In thousands)
Amortization of deferred transaction costs:
Actuarial assumptions adjustments	$(37)	(923)	—
VOBA amortization expense	8,622	11,757	13,560
DPAC recurring amortization expense	871	1,008	675

Totals	$9,456	11,842	14,235

Other Operations

The Company's primary business encompasses its domestic and international life insurance operations, its annuity operations, and ONL & Affiliates. However, the Company also has real estate and other investment operations through its wholly owned subsidiaries.

Pre-tax operating amounts include the results of BP III, the entity owning and operating the Company's home office facility in Austin, Texas. BP III incurred pre-tax gains/(losses) of $(1.5) million, $2.0 million, and $(0.8) million in 2023, 2022, and 2021, respectively. The gain in 2022 includes the collection of $3.8 million for an early termination of a tenant lease. The 2023 pre-tax loss represents this early termination space remaining vacant during the year. National Western maintains its home office in the facility, leasing approximately 38% of the space available. Lease and operating expense payments made by National Western to BP III have been eliminated in consolidation.

The remaining pre-tax earnings in Other Operations of $39.3 million, $20.6 million, and $21.2 million for the years ended December 31, 2023, 2022, and 2021, respectively, includes investment income from real estate, municipal bonds, and common and preferred equities held in subsidiary company portfolios principally for tax-advantage purposes. As these investments are reported at their fair values, their unrealized gains and (losses) cause variability in pre-tax earnings. Included in investment income are semi-annual distributions from a life interest in the Libbie Shearn Moody Trust, which was held in NWLSM, Inc. Pretax distributions from this trust were $6.1 million, $6.0 million, and $5.7 million in 2023, 2022, and 2021, respectively. As noted previously in the discussion on Consolidated Operations, the Company will no longer receive distributions of income from the Libbie Shearn Moody Trust due to the passing of Chairman Emeritus, Robert L. Moody, Sr., in November of 2023. The 2023 pre-tax earnings in Other Operations further includes a $7.1 million miscellaneous loss for writing off the LSM Trust asset previously maintained on the books of NWLSM, Inc. The Company also holds a modest portfolio of equity securities, primarily in NWL Financial, Inc., whose fair value changes are recorded in net investment income. For the years ended December 31, 2023, 2022, and 2021, the market value changes for these securities were $1.7 million, $(4.1) million, and $6.0 million, respectively.

INVESTMENTS

General

The Company's investment philosophy emphasizes the careful handling of policyowners' and stockholders' funds to achieve security of principal, to obtain the maximum possible yield while maintaining security of principal, and to maintain liquidity in a measure consistent with current and long-term requirements of the Company.

The Company's overall investment philosophy is reflected in the allocation of its investments, which is detailed below as of December 31, 2023 and 2022.  The Company has historically emphasized investment grade debt securities.

	December 31, 2023		December 31, 2022

	Carrying Value	%	Carrying Value	%

	(In thousands, except percentages)

Debt securities available-for-sale	$7,108,188	78.2	$7,611,633	79.7
Debt securities trading	1,046,856	11.5	1,065,993	11.1
Mortgage loans	474,133	5.2	505,730	5.3
Policy loans	66,602	0.7	70,495	0.7
Derivatives, index options	85,158	0.9	23,669	0.2
Real estate	27,134	0.3	27,712	0.3
Equity securities	24,098	0.3	22,076	0.2
Other long-term invested assets	268,337	2.9	234,394	2.5
Short-term investments	—	—	3,937	—

Totals	$9,100,506	100.0	$9,565,639	100.0

Invested assets at December 31, 2023 include Ozark National amounts as follows: Debt securities of $716.0 million; Policy loans of $21.0 million. These amounts as of December 31, 2022 consisted of: Debt securities of $674.8 million; Policy loans of $22.2 million.

The Company’s investment portfolio decreased 5% to $9.1 billion at December 31, 2023 compared to $9.6 billion at December 31, 2022 as a result of operational cash outflows, primarily for higher levels of policy benefits, exceeding cash inflows which were lower as a result of decreased sales activity. This required a greater portion of the investment portfolio cash flows to be applied to meet operational needs instead of being directed toward new investment purchases.

GAAP accounting requires investments in debt securities to be classified into one of three categories: (a) trading securities; (b) securities available-for-sale; or (c) securities held-to-maturity. Although the Company's investment philosophy calls for purchases of securities with the intent to hold to maturity, the introduction of the funds withheld coinsurance arrangements precluded the Company from utilizing the held-to-maturity category when classifying its debt securities. Consequently, the Company has designated its debt securities holdings as available-for-sale and any subsequent funds withheld acquisitions as trading securities. The designation of funds withheld acquisitions as trading debt securities allows the market value fluctuation of these securities to be recorded directly in the Consolidated Statements of Earnings, offsetting the embedded derivative liability change due to market value fluctuations which is also recorded directly in the Consolidated Statements of Earnings.

The Company's available-for-sale debt securities and trading debt securities portfolios in aggregate had an exposure to regional bank bonds totaling $162.2 million at December 31, 2023. This represents 1.8% of the Company's total invested assets as of that date. Of this amount, $4.3 million of bank debt securities were held in the trading debt securities portfolio which is managed by reinsurers under funds withheld reinsurance agreements who bear the financial risk of any credit loss with respect to these securities. The Company carefully monitors its credit exposures to this sector and did not maintain a credit loss allowance with respect to its holdings at December 31, 2023.

Derivatives are call options purchased to hedge the interest crediting mechanism associated with the Company's fixed-index universal life and annuity policies. These options are reported on the Consolidated Balance Sheets at fair value in accordance with GAAP. The options held at December 31, 2023 maintained a $30.3 million unrealized gain position in comparison to an unrealized loss position at December 31, 2022 of $(30.7) million on outstanding options. The purchase cost of options outstanding at December 31, 2023 was $54.8 million and at December 31, 2022 was $54.4 million.

The Other long-term invested assets category primarily consists of investments in alternative investment opportunities which have the potential for higher yields than that available with other investment securities. The typical structure involves a fund under the management of an investment management firm with direct lending expertise in a particular market niche which seeks to construct portfolios comprised of senior secured debt. The Company participates through capital funding commitments approved by its Board of Directors based upon the recommendation of the Company's senior investment management team. The funds have targeted dollar sizes and targeted internal rates of return. The Company strategically targeted increasing the portion of its investment portfolio allocated to mortgage loans and alternative investments in the past several years.

Debt Securities

The Company maintains a diversified debt securities portfolio which consists mostly of corporate, mortgage-backed, and public utility fixed income securities. Investments in mortgage-backed securities primarily include U.S. government agency pass-through securities and collateralized mortgage obligations ("CMO"). The Company's investment guidelines prescribe limitations by type of security as a percent of the total investment portfolio and all holdings were within these threshold limits.  As of December 31, 2023 and 2022, the Company's debt securities portfolio classified as available-for-sale consisted of the following:

	December 31, 2023		December 31, 2022

Debt Securities Available-for-sale	Carrying Value	%	Carrying Value	%

	(In thousands, except percentages)

Corporate	$5,034,956	70.8	$5,631,572	74.0
Residential mortgage-backed	242,019	3.4	321,032	4.2
Public utilities	503,266	7.1	615,137	8.1
State and political subdivisions	394,485	5.5	411,499	5.4
U.S. agencies	11,946	0.2	20,626	0.3
Asset-backed securities	849,432	12.0	542,866	7.1
Commercial mortgage-backed	20,833	0.3	20,285	0.3
Foreign governments	48,494	0.7	45,887	0.6
U.S. Treasury	2,757	—	2,729	—

Totals	$7,108,188	100.0	$7,611,633	100.0

A substantial portion of the Company’s investable cash flows are directed toward the purchase of long-term debt securities. The Company’s investment policy calls for investing in debt securities that are investment grade, meet quality and yield objectives, and provide adequate liquidity for obligations to policyholders. Particular attention is paid to avoiding concentration in any one industry classification or in large singular credit exposures. Debt securities with intermediate maturities are typically targeted by the Company as they more closely match the intermediate nature of the Company’s policy liabilities and provide an appropriate strategy for managing cash flows. The Company holds minimal levels of U.S. Treasury securities due to their low yields and deposits most of these holdings with various state insurance departments in order to meet security deposit on hand requirements in these jurisdictions. At December 31, 2023, the Company has no investments in debt securities in businesses based in Russia, Ukraine or Belarus and has minimal, if any, holdings in debt securities with exposure to these areas.

Long-term debt securities purchased to fund National Western insurance company operations are summarized below.

	Years Ended December 31,
	2023	2022

	(Dollars in thousands)

Cost of acquisitions	$90,109	$697,489
Average S&P quality	A+	A-
Effective annual yield	6.72%	4.21%
Spread to treasuries	2.65%	1.76%
Effective duration	6.5 years	8.0 years

Prior to 2022, the Company had been purchasing a higher proportion of longer maturity debt securities to match the increased duration of its growing life insurance policy liabilities. With the inversion of the yield curve beginning in 2022, longer duration debt securities have not provided sufficient incremental yield and value to warrant extending maturities on new purchases.

In addition to diversification, an important aspect of the Company's investment approach is managing the credit quality of its investment in debt securities. Thorough credit analysis is performed on potential corporate investments, including examination of a company's credit and industry outlook, financial ratios and trends, and event risks. This emphasis is reflected in the high average credit rating of the Company's debt available-for-sale securities portfolio with 98.3%, as of December 31, 2023, held in investment grade securities.

In the table below, investments in debt securities available-for-sale are classified according to credit ratings by nationally recognized statistical rating organizations.

	December 31, 2023		December 31, 2022

Debt Securities Available-for-sale	Carrying Value	%	Carrying Value	%

	(In thousands, except percentages)

AAA	$161,076	2.3	$152,934	2.0
AA	958,678	13.5	1,047,929	13.8
A	2,450,371	34.5	2,625,189	34.5
BBB	3,416,641	48.0	3,673,096	48.2
BB and other below investment grade	121,422	1.7	112,485	1.5

Totals	$7,108,188	100.0	$7,611,633	100.0

Historically, the Company's investment guidelines have not permitted the purchase of below investment grade securities. These guidelines were amended following a strategic asset allocation study several years ago to allow for purchases of below investment grade securities that are part of an alternative investment ("Schedule BA assets"). The Company continues its longstanding practice of not purchasing any other below investment grade securities. Investments held in available-for-sale debt securities may become below investment grade as the result of subsequent downgrades of the securities. These below investment grade holdings, including structured notes associated with the Schedule BA assets category, are further summarized below.

	Available-for-Sale Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	% of Invested Assets

	(In thousands except percentages)

December 31, 2023	$127,500	121,422	121,422	1.3%

December 31, 2022	$121,676	112,485	112,485	1.2%

Although the Company's percentage of below investment grade securities to total invested assets at December 31, 2023 compared to year-end 2022 increased slightly, the Company's holdings of below investment grade securities as a percentage of total invested assets remain low compared to industry averages.

Holdings in available-for-sale below investment grade securities by category as of December 31, 2023 are summarized below, including their comparable fair value as of December 31, 2022 for those debt securities rated below investment grade at December 31, 2023. The Company continually monitors developments in these industries for issues that may affect security valuation.

	Available-for-Sale Below Investment Grade Debt Securities
Industry Category	Amortized Cost 2023	Carrying Value 2023	Fair Value 2023	Fair Value 2022

	(In thousands)

Asset-backed securities	$65	63	63	62
Oil & gas	81,298	77,465	77,465	74,949
Manufacturing	11,997	11,181	11,181	10,585
Infrastructure debt fund	12,353	11,974	11,974	11,314
Direct lending	11,967	11,213	11,213	6,319
ABS alt fund diversified	4,875	4,757	4,757	3,237
Other industrial, flow	4,945	4,769	4,769	4,500

Total before allowance for credit losses	127,500	121,422	121,422	110,966

Allowance for credit losses	—	—	—	—

Totals	$127,500	121,422	121,422	110,966

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

Accounting standards require a current expected credit loss allowance on financial instruments (CECL). Under this standard, credit loss allowances for available-for-sale debt securities are recorded when unrealized losses and missed payments indicate a credit loss has occurred and a full recovery of the investment principal is not expected. Credit loss allowances are recorded through Net investment income in the Consolidated Statements of Earnings. No credit loss allowances for available-for-sale debt securities were recorded in the years ended December 31, 2023, 2022, and 2021.

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

Debt securities classified as trading securities are comprised of debt security investments made by the reinsurers in the funds withheld asset accounts in accordance with their respective reinsurance agreements. The designation as trading debt securities allows the market value fluctuation of these securities to be recorded directly in the Consolidated Statements of Earnings. This results in offsetting the embedded derivative liability change due to market value fluctuations which is also recorded directly in the Consolidated Statements of Earnings.

Debt securities available-for-sale and debt securities trading are summarized as follows at December 31, 2023.

	December 31, 2023
	Fair Value	Amortized Cost	Allowance For Credit Loss	Net Unrealized Gains (Losses)

	(In thousands)

Debt securities available-for-sale	$7,108,188	7,714,503	—	(606,315)
Debt securities trading	1,046,856	1,204,968	—	(158,112)

Totals	$8,155,044	8,919,471	—	(764,427)

The Company's trading debt securities portfolio consisted of the following classes of securities:

	December 31, 2023		December 31, 2022

Debt Securities Trading	Carrying Value	%	Carrying Value	%

	(In thousands, except percentages)

Corporate	$438,579	41.9	$450,135	42.3
Residential mortgage-backed	7,652	0.7	16,857	1.6
Public utilities	24,959	2.4	26,030	2.4
State and political subdivisions	13,122	1.3	12,126	1.1
Asset-backed securities	323,269	30.9	313,588	29.4
Commercial mortgage-backed	208,322	19.8	221,096	20.7
Collateralized loan obligation	30,953	3.0	26,161	2.5

Totals	$1,046,856	100.0	$1,065,993	100.0

In the table below, investments in trading debt securities are classified according to credit ratings by nationally recognized statistical rating organizations.

	December 31, 2023		December 31, 2022

Debt Securities Trading	Carrying Value	%	Carrying Value	%

	(In thousands, except percentages)

AAA	$3,466	0.3	$13,645	1.3
AA	81,621	7.8	54,650	5.1
A	355,634	34.0	365,770	34.3
BBB	544,851	52.0	577,424	54.2
BB and other below investment grade	61,284	5.9	54,504	5.1

Totals	$1,046,856	100.0	$1,065,993	100.0

The investments in the trading debt securities below investment grade are summarized below.

	Below Investment Grade Trading Debt Securities
	Amortized Cost	Carrying Value	Fair Value	% of Invested Assets

	(In thousands, except percentages)

December 31, 2023	$63,849	61,284	61,284	0.7%
December 31, 2022	62,232	54,504	54,504	0.6%
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

The Company targets a minimum specified yield on mortgage loan investments determined by reference to currently available debt security instrument yields, plus a desired amount of incremental basis points. A low interest rate environment, along with a competitive marketplace, have resulted in fewer loan opportunities being available meeting the Company's required rate of return. Mortgage loan originations were further impeded by the COVID-19 pandemic and its effects upon the commercial real estate market. As stabilization returned to the commercial real estate market, the Company directed resources and effort towards expanding its mortgage loan investment portfolio. The subsequent rapid rise in interest rate levels beginning in 2022 caused potential mortgage loan opportunities to fall outside the Company's underwriting criteria, further causing a lower level of originations. Mortgage loans originated by the Company totaled $6.8 million and $47.4 million for the years 2023 and 2022, respectively, down significantly from the $183.6 million of originations in 2021. Principal repayments on mortgage loans in 2023 and 2022 were $38.8 million and $26.8 million, respectively.

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

Included in the mortgage loan investment balance at December 31, 2023 and 2022, were mortgage loan investments made by Prosperity under the funds withheld reinsurance agreement totaling $19.6 million and $19.3 million, respectively. Similar to trading debt securities, these loans are reported at fair market values in order to allow the market value fluctuation to be recorded directly in the Consolidated Statements of Earnings and to offset the embedded derivative liability change due to market value fluctuations.

The Company held net investments in mortgage loans, after allowances for possible losses, totaling $474.1 million and $505.7 million at December 31, 2023 and 2022, respectively. The diversification of the portfolio by geographic region, property type, and loan-to-value ratio was as follows:

	December 31, 2023		December 31, 2022

	Amount	%	Amount	%

	(In thousands, except percentages)

Mortgage Loans by Geographic Region:
West South Central	$196,284	41.0	$220,357	43.2
East North Central	59,084	12.4	60,520	11.9
South Atlantic	99,167	20.7	104,334	20.4
East South Central	18,160	3.8	18,753	3.7
West North Central	11,659	2.5	11,942	2.3
Pacific	12,608	2.6	11,924	2.3
Middle Atlantic	40,336	8.4	40,742	8.0
Mountain	41,329	8.6	42,023	8.2
Gross balance	478,627	100.0	510,595	100.0

Market value adjustment	(843)	(0.2)	(1,290)	(0.3)
Allowance for credit losses	(3,651)	(0.8)	(3,575)	(0.7)

Totals	$474,133	99.0	$505,730	99.0

	December 31, 2023		December 31, 2022

	Amount	%	Amount	%

	(In thousands, except percentages)

Mortgage Loans by Property Type:
Retail	$157,370	32.9	$169,618	33.2
Office	137,078	28.6	140,092	27.4
Hotel	19,761	4.1	23,431	4.6
Storage Facility	78,031	16.3	79,853	15.7
Industrial	29,957	6.3	35,896	7.0
Land/Lots	4,173	0.9	4,605	0.9
Apartments	37,729	7.9	38,377	7.5
Residential	14,528	3.0	14,599	2.9
All other	—	—	4,124	0.8
Gross balance	478,627	100.0	510,595	100.0

Market value adjustment	(843)	(0.2)	(1,290)	(0.3)
Allowance for credit losses	(3,651)	(0.8)	(3,575)	(0.7)

Totals	$474,133	99.0	$505,730	99.0

	December 31, 2023		December 31, 2022

	Amount	%	Amount	%

	(In thousands, except percentages)

Mortgage Loans by Loan-to-Value Ratio (1):
Less than 50%	$105,216	21.9	$100,757	19.7
50% to 60%	165,844	34.6	145,093	28.4
60% to 70%	186,664	39.0	217,445	42.6
70% to 80%	20,903	4.5	47,300	9.3
Gross balance	478,627	100.0	510,595	100.0

Market value adjustment	(843)	(0.2)	(1,290)	(0.3)
Allowance for credit losses	(3,651)	(0.8)	(3,575)	(0.7)

Totals	$474,133	99.0	$505,730	99.0

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

The following table represents the mortgage loans allowance for credit losses.

	Years Ended December 31,
	2023	2022

	(In thousands)

Mortgage Loans Allowance for Credit Losses:
Balance, beginning of the period	$3,575	2,987
Provision (release) during the period	76	588

Balance, end of period	$3,651	3,575

The Company had no mortgage loans past due six months or more at December 31, 2023 or 2022. There was no interest income that was not recognized in 2023, 2022, or 2021.

The contractual maturities of mortgage loan principal balances at December 31, 2023 and 2022 were as follows:

	December 31, 2023		December 31, 2022

	Amount	%	Amount	%

	(In thousands, except percentages)

Principal Balance by Contractual Maturity:
Due in one year or less	$19,719	4.1	$2,299	0.5
Due after one year through five years	182,898	38.2	184,439	36.1
Due after five years through ten years	176,315	36.8	205,712	40.3
Due after ten years through fifteen years	87,635	18.3	107,503	21.0
Due after fifteen years	12,206	2.6	10,869	2.1

Totals	$478,773	100.0	$510,822	100.0

The Company's direct investments in real estate total approximately $27.1 million at December 31, 2023 and $27.7 million at December 31, 2022, and consist primarily of income-producing properties which are being operated by a wholly owned subsidiary of National Western. The Company recognized operating income on its direct investments in real estate of $3.1 million, $3.0 million, and $2.9 million for the years ended December 31, 2023, 2022, and 2021, respectively. The Company monitors the conditions and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition.

The Company recorded net realized investment gains (losses) of $0.0 million, $1.2 million, and $(1.4) million associated with real estate investments in the years ended December 31, 2023, 2022 and 2021, respectively. The net real estate gains for the year ended December 31, 2022 are related to the sale of land located in Freeport, Texas and Houston, Texas along with a retail property located in Ruidoso, New Mexico. The net real estate loss for the year ended December 31, 2021 was related to Ozark National's sale of its home office, parking garage and parking lot located in Kansas City, Missouri.

National Western, in order to obtain incremental investment yield, has been expanding its invested asset vehicles to include alternative investments the past several years. These assets consist of syndicated, targeted capital pools with specific investment objectives managed by investment firms having expertise in designated asset opportunities. The underlying pools of each of these investment vehicles consists mostly of senior secured debt. At December 31, 2023 and 2022, the Company held balances of $225.8 million and $186.9 million, respectively, in this investment type which are included in Other long-term invested assets in the investment table at the beginning of this section.

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

The Company’s design of its fixed-index products incorporates a budget for the purchase of call options to fund the index credits due to policyholders. Management monitors current prices of these call options and manages component features of the fixed-index products in accordance with the terms of the policy contracts in order to control the cost of purchases. These terms permit the Company to change caps, participation rates, and asset fees, subject to guaranteed minimums, thus managing the cost of the call options quoted by counterparties. In addition, the Company's product terms allow for the Company to withdraw from offering a particular index option at any time effective on the next policy anniversary date.

The fair value of derivative instruments presented in the Company’s Consolidated Financial Statements of $85.2 million at December 31, 2023 and $23.7 million at December 31, 2022 pertain to notional policyholder account values of $1.9 billion and $2.0 billion at December 31, 2023 and 2022, respectively, for those contractholders electing interest credits based upon applicable market index performance.

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

A decline in interest rates could cause certain mortgage-backed securities in the Company’s portfolio to be more likely to pay down or prepay. In this situation, the Company typically would not be able to reinvest the proceeds at comparable yields. Lower interest rates cause lower net investment income, subject the Company to reinvestment rates risks, and possibly reduce profitability through reduced interest rate margins associated with products having minimum guaranteed crediting rates. Conversely, the fair value of the Company’s investment portfolio would increase when interest rates decline.

The correlation between fair values and interest rates for available-for-sale debt securities is reflected in the table below.

	December 31,
	2023	2022

	(In thousands except percentages)

Available-for-Sale Debt securities - fair value	$7,108,188	7,611,633
Available-for-Sale Debt securities - amortized cost	$7,714,503	8,438,761

Fair value as a percentage of amortized cost	92.14%	90.20%
Unrealized gains (losses) at year-end	$(606,315)	(827,128)
Ten-year U.S. Treasury bond - increase (decrease) in yield for the year	—%	2.37%

The Company's trading debt securities, which are exclusively in funds withheld assets managed by reinsurers, are recorded at fair value upon purchase. While the recorded value of these trading debt securities subsequently fluctuates with market prices, the fair value movement of the securities is offset by an identical fair value movement of the associated funds withheld liabilities.

The Company's net unrealized gain (loss) balance for available-for-sale and trading debt securities held at December 31, 2023 and 2022 is shown in the following table.

	Net Unrealized Gain (Loss) Balance
	Net Balance at	Net Balance at
	December 31,	December 31,	Change in Net
	2023	2022	Balance

	(In thousands)

Debt securities available-for-sale	$(606,315)	(827,129)	220,814
Debt securities trading	(158,112)	(203,604)	45,492

Totals	$(764,427)	(1,030,733)	266,306

The change in the unrealized balance pertaining to debt securities available-for-sale is recorded in Other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income (Loss) while the change in the unrealized balance pertaining to trading debt securities is recorded in Net investment income in the Consolidated Statements of Earnings.

Changes in interest rates typically have an effect on the fair values of the Company's debt securities. However, during 2023, the change in the market interest rate of the ten-year U.S. Treasury bond was flat (3.88% at year-end 2022 and 3.88% at year-end 2023). Therefore, the decrease in the unrealized loss position of the portfolio was due almost entirely to credit spreads tightening on securities during the year.

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

The following table profiles the Company’s insurance liabilities at December 31, 2023 for annuities, deposit-type contracts and supplementary contracts with life contingencies by surrender and discretionary withdrawal characteristics.

	December 31, 2023
	Amount	%

	(In thousands)

Subject to discretionary withdrawal:
With market value adjustment	$127,874	2.2
With surrender charge of 5% or more	3,208,087	56.0
With surrender charge of 5% or less	2,054,321	35.8
Not subject to discretionary withdrawal	346,585	6.0

Total Gross	5,736,867	100.0

Reinsurance ceded	1,439,443

Total Net	$4,297,424

Interest Rate Sensitivity

The following table illustrates the market risk sensitivity of the Company's interest rate sensitive assets. The table shows the effect of a change in interest rates on the fair value of the portfolio using models that measure the change in fair value arising from an immediate and sustained change in interest rates in increments of 100 basis points.

	Fair Values of Assets Changes in Interest Rates in Basis Points
	-100	0	100	200	300

	(In thousands)

Debt and equity securities	$8,641,115	8,179,142	7,764,718	7,392,068	7,056,098
Mortgage loans	453,948	433,695	414,848	397,286	380,900
Other loans	38,194	36,985	35,820	34,697	33,616
Derivatives	83,881	85,158	86,428	87,694	88,954

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

Mortgage and other loans were modeled by discounting scheduled cash flows through the scheduled maturities of the loans, starting with interest rates currently being offered for similar loans to borrowers with similar credit ratings. Policy loans were modeled by discounting estimated cash flows using U.S. Treasury Bill interest rates as base rates at December 31, 2023. The estimated cash flows include assumptions as to whether such loans will be repaid by the policyholders or settled upon payment of death or surrender benefits on the underlying insurance contracts and incorporate both Company experience and mortality assumptions associated with such contracts.

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

The Company's market risk liabilities, which include policy liabilities for annuity and supplemental contracts, are managed for interest rate risk through cash flow testing as previously described. As part of this cash flow testing, the Company has analyzed the potential impact on net earnings of a 100 basis point decrease and increases in increments of 100 basis points in the U.S. Treasury yield curve as of December 31, 2023. The potential impact on net earnings from these interest rate changes are summarized below.

	Changes in Interest Rates in Basis Points
	-100	100	200	300

	(In thousands)

Impact on net earnings	$(2,255)	3,134	6,715	10,293

These estimated impacts on earnings are net of tax effects and the estimated effects of deferred policy acquisition costs.

The above described scenarios produce estimated changes in cash flows as well as cash flow reinvestment projections. Estimated cash flows in the Company's model assume cash flow reinvestments, which are representative of the Company's current investment strategy. Calls and prepayments include scheduled maturities and those expected to occur which would benefit the security issuers. Assumed policy surrenders consider differences and relationships between credited interest rates and market interest rates as well as surrender charges on individual policies. The impact to earnings also includes the expected effects on amortization of deferred policy acquisition costs. The model considers only annuity and supplemental contracts in force at December 31, 2023, and does not consider new product sales or the possible impact of interest rate changes on sales.

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

The Company’s net exposure to loss due to credit risk if option counterparties failed to completely perform according to the terms of their contracts is as follows at December 31, 2023 and 2022.

		December 31, 2023
	Moody/	Fair	Collateral	Net
Counterparty	S&P Rating	Value	Held	Exposure

		(In thousands)

Credit Suisse	WR/A+	$2,822	2,595	227
Wells Fargo	Aa2/A+	25,042	24,521	521
Bank of America	Aa1/A+	4,039	3,721	318
Barclays Bank	A1/A+	27,221	27,433	—
BNP Paribas	Aa3/A+	2,672	3,045	—
JPMorgan Chase	Aa2/A+	1,720	—	1,720
Royal Bank of Canada	Aa1/AA-	12,533	13,126	—
Canadian Imperial Bank	Aa2/A+	2,345	2,137	208
Societe Generale	A1/A	6,764	6,708	56

		$85,158	83,286	3,050

		December 31, 2022
	Moody/	Fair	Collateral	Net
Counterparty	S&P Rating	Value	Held	Exposure

		(In thousands)

Credit Suisse	Aa3/A+	$861	555	306
Wells Fargo	Aa2/A+	2,201	2,387	—
Bank of America	Aa2/A+	6,110	5,971	139
Barclays Bank	A1/A	1,414	1,406	8
BNP Paribas	Aa3/A+	640	326	314
JPMorgan Chase	Aa2/A+	93	—	93
Royal Bank of Canada	Aa2/AA-	2,956	2,772	184
Canadian Imperial Bank	Aa2/A+	102	351	—
Societe Generale	A1/A	9,293	9,067	226

		$23,670	22,835	1,270

The Company has never incurred a loss on index options due to counterparty default.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity requirements are met primarily by funds provided from operations. Premium deposits and annuity considerations, investment income, and investment maturities and prepayments are the primary sources of funds while investment purchases, policy benefits in the form of claims, and payments to policyholders and contract holders in connection with surrenders and withdrawals as well as operating expenses are the primary uses of funds. To ensure the Company will be able to pay future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed income securities. Funds are invested with the intent that the income from investments, plus proceeds from maturities, will meet the ongoing cash flow needs of the Company. The approach of matching asset and liability durations and yields requires an appropriate mix of investments. Although the Company historically has not been put in the position of having to liquidate invested assets to provide cash flow, its investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs. National Western maintains a line of credit facility in the amount of $75 million which it may access for short-term cash needs. There were no borrowings under the line of credit as of December 31, 2023.

In addition, National Western is a member of the Federal Home Loan Bank of Dallas ("FHLB") through an initial minimum required stock investment of $4.3 million. Through this membership, National Western is able to create a specified borrowing capacity based upon the amount of collateral it elects to establish. At December 31, 2023, securities and commercial loans with amortized values of $402.8 million (fair value of $378.4 million) were pledged as collateral to the FHLB.

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

	December 31, 2023		December 31, 2022

	Amount	% of Total	Amount	% of Total

	(In thousands except percentages)

Not subject to discretionary withdrawal provisions	$346,585	6.0%	$363,376	5.7%

Subject to discretionary withdrawal, with adjustment:
With market value adjustment	127,874	2.2%	101,013	1.6%
At contract value less current surrender charge of 5% or more	3,208,087	56.0%	3,948,312	62.1%

Subtotal	3,682,546	64.2%	4,412,701	69.4%
Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	2,054,321	35.8%	1,947,794	30.6%

Total annuity reserves and deposit liabilities - Gross	5,736,867	100.0%	6,360,495	100.0%

Reinsurance ceded	1,439,443		1,590,514

Total annuity reserves and deposit liabilities - Net	$4,297,424		$4,769,981

The actual amounts paid out by product line in connection with surrenders and withdrawals, before reinsurance, are noted in the table below.

	Years Ended December 31,
	2023	2022	2021

	(In thousands)

Product Line:
Traditional Life	$16,369	15,844	16,348
Universal Life	124,687	102,441	95,628
Annuities	717,960	582,775	658,403

Total	$859,016	701,060	770,379

The above contractual withdrawals, as well as the level of surrenders experienced, and the associated cash outflows did not have a material adverse impact on overall liquidity. The amounts shown include funds withheld policyholder obligations and Ozark National cash outflows. Individual life insurance policies are typically less susceptible to withdrawal than annuity reserves and deposit liabilities because policyholders may need to undergo a new underwriting process in order to obtain a new insurance policy elsewhere. Annuity dollar outflows are generally more sensitive to economic conditions, interest rate levels, and the level of surrender charges assessed upon withdrawal or termination. Annuity outflows in 2023 increased as consumers were drawn to higher interest rate offerings on competing financial products. Cash flow projections and tests under various market interest rate scenarios and assumptions are performed to assist in evaluating liquidity needs and adequacy. Through its risk management disciplines, the Company continues to augment and enhance its level of liquidity analysis given ongoing changes in the economic environment and related market conditions. Based upon these analyses, the Company currently expects available liquidity sources and future cash flows to be adequate to meet the demand for funds.

Cash flows from the Company's insurance operations have historically been sufficient to meet current needs. Cash flows from operating activities were $255.7 million, $354.6 million, and $298.1 million in 2023, 2022, and 2021, respectively. The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $1.0 billion, $1.2 billion, and $1.6 billion in 2023, 2022, and 2021, respectively. Operating and investing activity cash flow items could be reduced if interest rates rise at an accelerated rate in the future. Net cash outflows from the Company's universal life and annuity product operations totaled $(878.2) million, $(600.0) million, and $(343.5) million in 2023, 2022, and 2021, respectively. The increasing negative net outflow reflects lower levels of fixed-index annuity and single premium life insurance sales and higher policy surrender activity in the Company's annuity and international life insurance segments.

Capital Resources

The Company relies on stockholders' equity for its capital resources as there is no long-term debt outstanding and the Company does not anticipate the need for any long-term debt in the near future. As of December 31, 2023, the Company maintained commitments for its normal operating and investment activities.

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

As the largest subsidiary of NWLGI, National Western serves as the primary funding source for NWLGI. The capacity of National Western to pay dividends to NWLGI is limited by law in the state of Colorado to earned profits (statutory unassigned surplus). At December 31, 2023, the maximum amount legally available for distribution during 2024 without further regulatory approval is $70.5 million. National Western paid a dividend of $5.0 million to NWLGI during 2023.

The NAIC has established RBC standards for U.S. life insurers as well as a risk-based capital model act ("RBC Model Act"). The RBC Model Act requires that life insurers annually submit a report to state regulators regarding their RBC amounts based upon four categories of risk (asset risk, insurance risk, interest rate risk, and business risk). The capital requirement for each is determined by applying factors that vary based upon the degree of risk to various asset, premium and policy benefit reserve items. The formula is an early warning tool to identify potential weakly capitalized companies for purposes of initiating further regulatory action. Independent rating agencies utilize proprietary versions similar to the NAIC RBC model incorporating additional risk factors identified in their respective rating methodology. At December 31, 2023, National Western and Ozark National each maintained statutory capital substantially in excess of applicable statutory requirements.

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

The table below summarizes future estimated cash payments under existing contractual obligations.

	Payment Due by Period
	Total	Less Than 1 Year	1 Year or More

	(In thousands)

Loan commitments	$15,600	15,600	—
Commitments for investment capital funding (4)	176,140	44,259	131,881
Lease obligations (1)	660	316	344
Claims payable (2)	90,811	90,811	—
Other long-term reserve liabilities reflected on the balance sheet under GAAP (3)	11,766,928	920,870	10,846,058

Total	$12,050,139	1,071,856	10,978,283

(1)  Refer to Note (19) Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements in this report relating to Company leases.

(2)  Claims payable include benefit and claim liabilities for life, accident and health policies which the Company believes the amount and timing of the payment is essentially fixed and determinable. Such amounts generally relate to incurred and reported death, critical illness, accident and health claims including an estimate of claims incurred but not reported.

(3)  Other long-term liabilities include estimated life and annuity obligations related to death claims, policy surrenders, policy withdrawals, maturities and annuity payments based on mortality, lapse, annuitization, and withdrawal assumptions consistent with the Company’s historical experience. These estimated life and annuity obligations are undiscounted projected cash outflows that assume interest crediting and market growth consistent with assumptions used in actuarial liabilities. They do not include any offsets for future premiums or deposits. Other long-term liabilities also include determinable payout patterns related to immediate annuities. Due to the significance of the assumptions used, the actual cash outflows will differ both in amount and timing, possibly materially, from these estimates.

(4) Represents investment capital commitments that have not been funded as of the current balance sheet date.

ACCOUNTING STANDARDS AND CHANGES IN ACCOUNTING

Changes in Accounting Principles

On January 1, 2023, the Company adopted the requirements of ASU 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts, using the modified retrospective approach for the liability for future policy benefits, deferred policy acquisition costs and related balances, and using the retrospective approach for market risk benefits, such that those balances were adjusted to conform to ASU 2018-12 as of January 1, 2021, the transition date. Refer to the Accounting Standards and Changes in Accounting section in Note (1), Summary of Significant Accounting Policies in the accompanying Notes to Consolidated Financial Statements in this report for further information.

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

Under the supervision and participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2023 was conducted based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (Updated 2013). Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and the overall control environment. Based on the Company's assessment under the criteria of this framework, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2023.

The Company's independent registered public accounting firm, Forvis LLP, who audited the Company’s consolidated financial statements included in this annual report on Form 10-K, has issued an attestation report on the effectiveness of management's internal control over financial reporting as of December 31, 2023. This report appears on the page that follows.

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

During the year ended December 31, 2023, the Company implemented internal controls associated with new processes supporting adoption of Accounting Standards Update 2018-12 for long-duration insurance contracts ("LDTI"), which the Company adopted on January 1, 2023 using a modified retrospective method for the liability for future policy benefits, deferred policy acquisition costs, and related balances, and the retrospective method for market risk benefits. These controls were evaluated for effectiveness by the Company's management as part of the overall assessment of the Company's internal controls over financial reporting.

Except for the change in controls over the Company's adoption of LDTI, there were no other changes in the Company's internal controls over financial reporting during the year ended December 31, 2023, as defined in Rules 13a-15(f) and 15d-15(e) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. There have been no other significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of this examination.

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee
National Western Life Group, Inc.
Austin, Texas

Opinion on the Internal Control over Financial Reporting

We have audited National Western Life Group, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2023 and 2022, and for each of the three years in the period ended December 31, 2023, and our report dated February 29, 2024, expressed an unqualified opinion on those consolidated financial statements.

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

/S/FORVIS, LLP

West Des Moines, Iowa
February 29, 2024

ITEM 9B. OTHER INFORMATION

There is no information required to be disclosed on Form 8-K for the quarter ended December 31, 2023 which has not been previously reported.

PART III

The information required by Part III is incorporated by reference from our definitive proxy statement for our annual meeting of stockholders to be held June 27, 2024 to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2023.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.  Listing of Financial Statements

See Attachment A, Index to Consolidated Financial Statements, Notes and Schedules, on page 93 for a list of financial statements included in this report.

(a) 2.  Listing of Financial Statement Schedules

See Attachment A, Index to Consolidated Financial Statements, Notes and Schedules, on page 93 for a list of financial statement schedules included in this report.

All other schedules are omitted because they are not applicable, not required, or because the information required by the schedule is included elsewhere in the financial statements or notes.

(a) 3.  Listing of Exhibits

The exhibits listed below, as part of Form 10-K, are numbered in accordance with the numbering used in Item 601 of Regulation S-K promulgated by the SEC.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Period of Date of Earliest Event Reports

2.1	Agreement and Plan of Merger, dated as of October 8, 2023, by and amount S. USA Life Insurance Company Inc., PGH Merger Inc. and National Westen Life Group Inc.	8-K	2.1	10/08/2023
3.1	Restated Certificate of Incorporation of National Western Life Group, Inc.	8-K	3.1	10/08/2023
3.2	Bylaws of National Western Life Group, Inc.	10-K	3.2	12/31/2022
10(a)	Revolving Credit Loan Agreement with Moody National Bank	8-K	10(ci)	8/31/2009
10(b)	Funds Withheld Coinsurance Agreement between National Western Life Insurance Company and Prosperity Life Assurance Limited effective as of January 6, 2021 (redacted)	8-K	10(ac)	1/6/2021
10(c)	Funds Withheld Coinsurance Agreement between National Western Life Insurance Company and Aspida Life Re Ltd. dated July 27, 2022	8-K	10(ag)	7/27/2022
10(d)	Management/Consultant Agreement dated March 29, 2000 by and between Regent Care Operations, Limited Partnership and Regent Management Services, Limited Partnership.	10-K/A	10(cp)	12/31/2009
10(e)	Management Agreement dated October 1, 2008 by and between Regent Care San Marcos B-3, Limited Partnership and Regent Management Services, Limited Partnership.	10-K/A	10(cq)	12/31/2009
10(f)	Administrative Services Only Agreement dated January 1, 2001 by and between National Western Life Insurance Company and American National Insurance Company	10-K/A	10(cr)	12/31/2009
10(g)	Premium Payment Agreement dated January 1, 2001 by and between National Western Life Insurance Company and American National Insurance Company	10-K/A	10(cs)	12/31/2009
10(h)	Exchange Agreement by and among National Western Life Insurance Company, NWL Services, Inc., Alternative Benefit Management, Inc., and American National Insurance Company effective November 23, 1998	10-K405	10(p)	12/31/1998
10(i)	Administrative Services Only Agreement dated January 1, 2001 by and between National Western Life Insurance Company and American National Insurance Company	10-K/A	10(ct)	12/31/2009
10(j)	Premium Payment Agreement dated January 1, 2001 by and between National Western Life Insurance Company and American National Insurance Company	10-K/A	10(cu)	12/31/2009
10(k)†	National Western Life Insurance Company 2022 Officer Bonus Program	8-K	10(af)	12/16/2021
10(l)†	National Western Life Insurance Company 2022 Chief Marketing Officer Bonus Program	8-K	10(ad)	12/16/2021
10(m)†	National Western Life Insurance Company 2023 Officer Bonus Program	8-K	10(ah)	12/14/2022
10(n)†	National Western Life Insurance Company 2023 Chief Marketing Officer Bonus Program	8-K	10(ai)	12/14/2022
10(o)†	Amended and Restated National Western Life Insurance Company Grandfathered Non-Qualified Defined Benefit Plan, effective as of December 31, 2004	10-K	10(cc)	12/31/2008

10(p)†	Amended and Restated National Western Life Insurance Company Non-Qualified Defined Benefit Plan, effective as of January 1, 2009	10-K	10(cd)	12/31/2008
10(q)†	Amended and Restated National Western Life Insurance Company Non-Qualified Defined Benefit Plan for Robert L. Moody, Sr., effective as of January 1, 2009	10-K	10(ca)	12/31/2008
10(r)†	Amended and Restated Non-Qualified Defined Benefit Plan for Ross R. Moody, effective as of January 1, 2009	10-K	10(cb)	12/31/2008
10(s)†	Amended and Restated National Western Life Insurance Company Grandfathered Non-Qualified Deferred Compensation Plan, effective as of December 31, 2004	10-K	10(ce)	12/31/2008
10(t)†	Amended and Restated National Western Life Insurance Company Non-Qualified Deferred Compensation Plan, effective as of January 1, 2009	10-K	10(cf)	12/31/2008
10(u)†	Amended and Restated National Western Life Insurance Company Pension Plan, effective January 1, 2008	10-Q	10(co)	3/31/2010
10(v)†	Amended and Restated National Western Life Insurance Company Group Excess Benefit Plan, effective May 1, 2009	10-Q	10(ch)	3/31/2009
10(w)†	National Western Life Insurance Company Change in Control Agreement Ross R. Moody	8-K	10(af)	12/14/2021
10(x)†	National Western Life Insurance Company Change in Control Agreement Rey Perez	8-K	10(s)	3/6/2019
10(y)†	National Western Life Insurance Company Change in Control Agreement with Brian Pribyl dated February 28, 2019	10-K	10(p)	12/31/2018
10(z)†	National Western Life Insurance Company Change in Control Agreement Kitty K. Nelson	8-K	10(q)	3/6/2019
10(aa)†	National Western Life Insurance Company Change in Control Agreement Patricia L. Scheuer	8-K	10(r)	3/6/2019
10(ab)†	National Western Life Insurance Company Change in Control Agreement R. Bruce Wallace	8-K	10(t)	3/6/2019
10(ac)†	National Western Life Insurance Company Change in Control Agreement Steven W. Mills	8-K	10(u)	3/6/2019
10(ad)†	National Western Life Insurance Company Change in Control Agreement Gregory J. Owen	8-K	10(v)	3/6/2019
10(ae)†	National Western Life Insurance Company Change in Control Agreement Charles D. Milos	8-K	10(w)	3/6/2019
10(af)†	National Western Life Insurance Company Change in Control Agreement Carlos A. Martinez	8-K	10(x)	3/6/2019
10(ag)†	National Western Life Insurance Company Retirement Bonus Program for Robert L. Moody, Sr.	8-K	10(bd)	12/15/2005
10(ah)†	Amended and Restated National Western Life Insurance Company Employee Health Plan, effective as of April 1, 2004	10-K	10(at)	12/31/2004
10(ai)†	National Western Life Insurance Company 1995 Stock and Incentive Plan	10-K	10(e)	12/31/1995
10(aj)†	First Amendment to the National Western Life Insurance Company 1995 Stock and Incentive Plan, effective June 19, 1998	10-Q	10(k)	6/30/1998
10(ak)†	Second Amendment to the National Western Life Insurance Company 1995 Stock and Incentive Plan	10-Q	10(w)	6/30/2001
10(al)†	Third Amendment to the National Western Life Insurance Company 1995 Stock and Incentive Plan	10-Q	10(ar)	9/30/2004
10(am)†	Amended and Restated National Western Life Group, Inc. Incentive Plan, effective December 14, 2022	10-K	10(aj)	12/31/2022
10(an)†	National Western Life Insurance Company Change in Control Agreement Ross R. Moody	8-K	10(ak)	12/14/2023
10(ao)†	National Western Life Insurance Company 2024 Officer Bonus Program	8-K	10(am)	01/05/2024
10(ap)†	National Western Life Insurance Company 2024 Chief Marketing Officer Bonus Program	8-K	10(an)	01/05/2024

21*	Subsidiaries of the Registrant
23(a)*	Consent of Independent Registered Public Accounting Firm
31(a)*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31(b)*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32(a)*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Filed with this report.
† Management contract or compensatory plan or arrangement.

(b) Exhibits

Exhibits required by Regulation S-K are listed as to location in the Listing of Exhibits in Item 15.(a)3 above.  Exhibits not referred to have been omitted as inapplicable or not required.

(c) Financial Statement Schedules

The financial statement schedules required by Regulation S-K are listed as to location in Attachment A, Index to Consolidated Financial Statements, Notes and Schedules, on page 93 of this report.

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

To the Shareholders, Board of Directors, and Audit Committee
National Western Life Group, Inc.
Austin, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of National Western Life Group, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of earnings, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and schedules I (summary of investments other than investments in related parties), II (condensed financial information of registrant), IV (reinsurance), and V (valuation and qualifying accounts) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 29, 2024, expressed an unqualified opinion thereon.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for long-duration insurance contracts in 2023.

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

Future Policyholder Obligations and Market Risk Benefits

Critical Audit Matter Description

As discussed in Notes 1, 8, and 9 to the consolidated financial statements, the Company adopted ASU 2018-12 effective January 1, 2023. Future policyholder obligations include a liability for policyholder account balances of approximately $6.9 billion and a liability for future policy benefits of approximately $926 million at December 31, 2023. Market risk benefits consist of a market risk benefits asset of approximately $31 million and a market risk benefits liability of approximately $273 million that have been separately reported in the consolidated balance sheets at December 31, 2023.

As described in Note 1, the liability for policy holder account balances represents the contract balance for universal life and annuity contracts. Fixed-index products combine features associated with traditional fixed annuities and universal life contracts, with the option to have interest rates linked in part to an equity index. The equity return component of such policy contracts is identified separately and accounted for at fair value as an embedded derivative. The remaining portion of these policy contracts are recorded separately as fixed annuity or universal life contracts. These contracts are recorded as discounted debt instruments that are accreted to their minimum account values at their projected maturities or termination dates using the effective yield method.

The liability for future policy benefits on traditional non-participating products is calculated using assumptions as to future mortality and withdrawals based on the Company’s experience. With the adoption of ASU 2018-12, the assumptions are updated for differences between actual and expected experience. The liability is also remeasured at the reporting date using the Company’s current discount rate assumption that is derived based on A-credit-rated fixed-income instruments with similar duration to the liability.

Market risk benefits include certain contract features on annuity products that provide minimum guarantees to policyholders. Market risk benefits are measured at fair value using a valuation model based on current net amounts at risk, benefit utilization rates, market data, Company experience, and other factors.

Auditing estimates for future policy obligations and market risk benefits, including the impact of the adoption of ASU 2018-12, required a high degree of judgment, including the need to involve an actuarial specialist, due to the nature of the data utilized in the complex actuarial models and the high degree of judgment applied by management in selecting the assumptions used in determining these liabilities. Principal assumptions that have a significant impact on the determination of future policy obligations and market risk benefits include mortality, lapses, withdrawals, policy benefit utilization, and discount rates.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to future policyholder obligations and market risk benefits included the following procedures, among others:

a.Obtained an understanding, evaluated the design and tested the operating effectiveness of controls, including technology controls, over the Company’s adoption of ASU 2018-12, including controls related to the development of accounting policy elections, actuarial methodologies, cash flow assumptions and projections, and discount rates.
b.Obtained an understanding, evaluated the design and tested the operating effectiveness of controls, including technology controls, over the Company’s inputs and processes utilized in the ongoing calculation of future policyholder obligations and market risk benefits, and the design and operating effectiveness of controls over the completeness and accuracy of the underlying source data.
c.Tested the completeness and accuracy of the underlying policy data used in the actuarial analysis.
d.Reviewed the adequacy of the Company’s disclosures related to the transition impact as well as the ongoing disclosure requirements under ASU 2018-12.
e.With the involvement of our actuarial specialist, we:
◦Evaluated the appropriateness of actuarial methods, models, and assumptions used in developing the estimates related to the calculation of these liabilities as of the transition date, January 1, 2021, and as of December 31, 2021, December 31, 2022, and December 31, 2023.
◦Tested the Company’s estimate of the liability for future policyholder benefits at January 1, 2021, December 31, 2021, December 31, 2022, and December 31, 2023 by reviewing a sample of reserve audit trails at the cohort level.
◦Tested the Company’s estimate of market risk benefits at January 1, 2021, December 31, 2021, December 31, 2022, and December 31, 2023 by reviewing the model validation workpapers as well as the model output for a sample of policies as of January 1, 2021, December 31, 2021, December 31, 2022, and December 31, 2023.

Amortization of Deferred Policy Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired

Critical Audit Matter Description

As discussed in Notes 1 and 6 to the consolidated financial statements, the Company adopted ASU 2018-12 effective January 1, 2023. Deferred policy acquisition costs (DPAC) include certain costs of successfully acquiring new insurance business, including commissions and other expenses directly related to the acquisition of new business. Premium bonuses and bonus interest credited to contracts during the first contract year are also deferred and are recorded as deferred sales inducements (DSI). With the adoption of ASU 2018-12, DPAC and DSI are amortized on a constant level cohort basis over the expected term of the contracts approximating a straight-line amortization on an individual contract. The constant-level basis for amortizing DPAC and DSI is generally in proportion to the initial face amount of life insurance inforce for life insurance policies, in proportion to deposits for deferred annuity contracts, and in proportion to annual benefit payments for annuity contracts in payout mode. Current period amortization of DPAC and DSI is impacted by changes in actual insurance in force during the period as well as changes in future assumptions as of the end of each reporting period, where applicable. Assumptions used for DPAC are consistent with those used in estimating the related insurance contract liability. Determining the level of aggregation and actuarial assumptions used in projecting in force terminations requires judgment.

The value of business acquired (VOBA) is an intangible asset based upon the difference between the fair value of policyholder liabilities acquired in a business combination and the same policyholder liability measured in accordance with the Company’s accounting policies. It represents the portion of the purchase price allocated to the value of the rights to receive future cash flows from business in force at the acquisition date. With the adoption of ASU 2018-12, VOBA is amortized on the same basis used for DPAC and DSI balances.

Auditing the amortization of DPAC, DSI and VOBA was especially challenging due to the complexity and high degree of judgment applied by management, including the need to involve an actuarial specialist, in determining the amortization methodology to be utilized upon the adoption of ASU 2018-12 as well as the actuarial assumptions used in projecting inforce terminations.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the amortization of DPAC, DSI and VOBA included the following procedures, among others:

a.Obtained an understanding, evaluated the design and tested the operating effectiveness of controls, including technology controls, over the Company’s inputs and processes utilized over the actuarial assumptions impacting amortization and the design and operating effectiveness of controls over the completeness and accuracy of the underlying source data.
b.Tested the completeness and accuracy of the underlying data used in the actuarial analysis.
c.Reviewed the adequacy of the Company’s disclosures related to the transition impact as well as the ongoing disclosure requirements under ASU 2018-12.
d.Engaged an actuarial specialist to evaluate the appropriateness of actuarial methods and assumptions used in the establishment of the amortization methodology utilized upon the adoption of ASU 2018-12 as well as the ongoing calculation of amortization.

/S/FORVIS, LLP
Firm ID 686

We have served as the Company’s auditor since 2014.

West Des Moines, Iowa
February 29, 2024

NATIONAL WESTERN LIFE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2023 and 2022
(In thousands)

ASSETS	2023	2022

Investments:
Debt securities available-for-sale, at fair value (cost: $7,714,503 and $8,438,760)	$7,108,188	7,611,633
Debt securities trading, at fair value (cost: $1,204,968 and $1,269,597)	1,046,856	1,065,993
Mortgage loans, net of allowance for credit losses ($3,651 and $3,575), ($19,580 and $19,334) at fair value)	474,133	505,730
Policy loans	66,602	70,495
Derivatives, index options	85,158	23,669
Equity securities, at fair value (cost: $14,268 and $14,547)	24,098	22,076
Other long-term investments	295,471	262,106
Short-term investments	—	3,937

Total investments	9,100,506	9,565,639

Cash and cash equivalents	482,758	295,270
Deferred policy acquisition costs (Note 1)	628,673	663,882
Deferred sales inducements (Note 1)	70,950	85,303
Value of business acquired (Note 1)	129,905	138,495
Cost of reinsurance	67,937	78,328
Market risk benefits asset (Note 1)	30,819	48,759
Accrued investment income	82,484	92,250
Federal income tax receivable	3,073	6,508
Deferred federal income tax asset (Note 1)	—	9,032
Amounts recoverable from reinsurers, net of allowance for credit losses ($0 and $450) (Note 1)	1,542,424	1,688,788
Other assets (Note 1)	111,086	110,691

Total assets	$12,250,615	12,782,945

See accompanying notes to Consolidated Financial Statements.

NATIONAL WESTERN LIFE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2023 and 2022
(In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY	2023	2022

LIABILITIES:
Future policyholder obligations:
Liability for policyholder account balances (Note 1)	$6,900,491	7,661,785
Additional liability for benefits in excess of account balance (Note 1)	159,437	148,708
Liability for future policy benefits (Note 1)	925,787	900,146
Market risk benefits liability (Note 1)	273,404	215,777
Other policyholder liabilities	143,766	175,089
Funds withheld liability	1,195,413	1,333,036
Deferred federal income tax liability	14,335	—
Other liabilities (Note 1)	198,258	157,482

Total liabilities	9,810,891	10,592,023

COMMITMENTS AND CONTINGENCIES (Notes 5, 16, and 19)

STOCKHOLDERS' EQUITY (Note 14):
Common stock:
Class A - $0.01 par value; 7,500,000 shares authorized; 3,436,020 issued and outstanding in 2023 and 2022	34	34
Class B - $0.01 par value; 200,000 shares authorized, issued, and outstanding in 2023 and 2022	2	2
Additional paid-in capital	41,716	41,716
Accumulated other comprehensive income (loss) (Note 1)	(322,573)	(478,219)
Retained earnings (Note 1)	2,720,545	2,627,389

Total stockholders' equity	2,439,724	2,190,922

Total liabilities and stockholders' equity	$12,250,615	12,782,945

See accompanying notes to Consolidated Financial Statements.

NATIONAL WESTERN LIFE GROUP, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
For the Years Ended December 31, 2023, 2022 and 2021
(In thousands except per share amounts)

	2023	2022	2021

Premiums and other revenues:
Universal life and annuity contract charges (Note 1)	$144,064	134,553	136,268
Traditional life and single premium immediate annuity with life contingency ("SPIAWLC") premiums (Note 1)	88,171	94,505	121,001
Net investment income	409,925	299,640	562,530
Other revenues (Note 1)	35,331	24,981	22,314
Net realized investment gains	25,859	6,355	14,950

Total revenues	703,350	560,034	857,063

Benefits and expenses:
Life and other policy benefits (Note 1)	117,648	128,654	157,830
Policy benefit remeasurement (gains) and losses (Note 1)	8,360	9,827	(13,637)
Market risk benefits expense (Note 1)	68,130	(135,749)	3,645
Amortization of deferred transaction costs (Note 1)	83,335	88,602	95,786
Universal life and annuity contract interest (Note 1)	104,996	22,840	168,613
Other operating expenses	191,196	135,817	126,612

Total benefits and expenses	573,665	249,991	538,849

Earnings before Federal income taxes	129,685	310,043	318,214

Federal income taxes	35,255	63,532	65,677

Net earnings	$94,430	246,511	252,537

Basic Earnings Per Share:
Class A	$26.71	69.71	71.42
Class B	$13.35	34.86	35.71

Diluted Earnings Per Share:
Class A	$26.71	69.71	71.42
Class B	$13.35	34.86	35.71

See accompanying notes to Consolidated Financial Statements.

NATIONAL WESTERN LIFE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2023, 2022 and 2021
(In thousands)

	2023	2022	2021

Net earnings (Note 1)	$94,430	246,511	252,537

Other comprehensive income (loss), net of effects of taxes:
Unrealized gains (losses) on debt securities available-for-sale:
Net unrealized holding gains (losses) arising during period (Note 1)	174,622	(1,016,502)	(328,096)
Reclassification adjustment for net amounts included in net earnings	(180)	(4,038)	(12,934)

Net unrealized gains (losses) on securities	174,442	(1,020,540)	(341,030)

Effect of instrument-specific credit risk on market risk benefits (Note 1)	—	—	—

Effect of discount rate changes on liability for future policy benefits (Note 1)	(24,820)	230,822	53,524

Foreign currency translation adjustments (Note 1)	78	422	1

Benefit plans:
Amortization of net prior service cost and net gain (loss)	5,946	13,428	13,069

Other comprehensive income (loss)	155,646	(775,868)	(274,436)

Comprehensive income (loss)	$250,076	(529,357)	(21,899)
See accompanying notes to Consolidated Financial Statements.

NATIONAL WESTERN LIFE GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2023, 2022 and 2021
(In thousands)

	2023	2022	2021

Common stock:
Balance at beginning of period	$36	36	36

Balance at end of period	36	36	36

Additional paid-in capital:
Balance at beginning of period	41,716	41,716	41,716

Balance at end of period	41,716	41,716	41,716

Accumulated other comprehensive income (loss):
Unrealized gains (losses) on debt securities available-for-sale:
Balance at beginning of period	(653,431)	367,109	418,741
Change in unrealized gains (losses) during period, net of tax (Note 1)	174,442	(1,020,540)	(341,030)
Cumulative change in accounting principle (Note 1)	—	—	289,398

Balance at end of period	(478,989)	(653,431)	367,109

Changes in the Liability for future policy benefits related to changing discount rates:
Balance at beginning of period	170,701	(60,121)	—
Change in liability for future policy benefits during period, net of tax (Note 1)	(24,820)	230,822	53,524
Cumulative change in accounting principle (Note 1)	—	—	(113,645)

Balance at end of period	145,881	170,701	(60,121)

Foreign currency translation adjustments:
Balance at beginning of period	6,450	6,028	5,116
Change in translation adjustments during period (Note 1)	78	422	1
Cumulative change in accounting principle (Note 1)	—	—	911

Balance at end of period	6,528	6,450	6,028

Benefit plan liability adjustment:
Balance at beginning of period	(1,939)	(15,367)	(28,436)
Amortization of net prior service cost and net gain (loss), net of tax	5,946	13,428	13,069

Balance at end of period	4,007	(1,939)	(15,367)

		Continued on Next Page

NATIONAL WESTERN LIFE GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
For the Years Ended December 31, 2023, 2022 and 2021
(In thousands)

	2023	2022	2021

Accumulated other comprehensive income (loss) at end of period	(322,573)	(478,219)	297,649

Retained earnings:
Balance at beginning of period	2,627,389	2,382,152	2,102,577
Cumulative change in accounting principle (Note 1)	—	—	28,310
Net earnings (Note 1)	94,430	246,511	252,537
Stockholder dividends	(1,274)	(1,274)	(1,272)

Balance at end of period	2,720,545	2,627,389	2,382,152

Total stockholders' equity	$2,439,724	2,190,922	2,721,553

See accompanying notes to Consolidated Financial Statements.

NATIONAL WESTERN LIFE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2023, 2022 and 2021
(In thousands)

	2023	2022	2021

Cash flows from operating activities:
Net earnings (Note 1)	$94,430	246,511	252,537
Adjustments to reconcile net earnings to net cash from operating activities:
Universal life and annuity contract interest (Note 1)	104,996	22,840	168,613
Surrender charges and other policy revenues	(27,070)	(19,166)	(26,315)
Realized (gains) losses on investments	(25,859)	(6,355)	(14,950)
Accretion/amortization of discounts and premiums, investments	(3,054)	(4,547)	1,846
Depreciation and amortization	9,897	14,330	13,001
Increase (decrease) in estimated credit losses on investments	76	588	501
(Increase) decrease in value of debt securities trading	(45,492)	214,935	(11,331)
(Increase) decrease in value of equity securities	(4,056)	2,731	(6,369)
(Increase) decrease in value of derivative options	(39,249)	86,866	(120,717)
(Increase) decrease in value of alternative investments	(23,403)	—	—
(Increase) decrease in deferred policy acquisition and sales inducement costs, and value of business acquired (Note 1)	58,152	38,218	(1,517)
(Increase) decrease in accrued investment income	9,766	(7,856)	3,929
(Increase) decrease in reinsurance recoverable (Note 1)	146,364	179,577	197,174
(Increase) decrease in cost of reinsurance	10,391	11,358	13,154
(Increase) decrease in other assets (Note 1)	2,996	(2,107)	(5,992)
Increase (decrease) in liabilities for future policy benefits (Note 1)	43,944	28,278	39,551
Increase (decrease) in market risk benefits liability (Note 1)	75,567	(132,815)	(1,768)
(Decrease) increase in other policyholder liabilities	(31,313)	40,741	(4,142)
(Decrease) increase in Federal income tax liability	3,435	(8,839)	12,739
Increase (decrease) in deferred Federal income tax (Note 1)	(18,008)	47,703	22,847
Increase (decrease) in funds withheld liability	(137,623)	(395,354)	(212,324)
(Decrease) increase in other liabilities (Note 1)	50,813	(3,017)	(22,384)

Net cash provided by operating activities	255,700	354,620	298,083

Cash flows from investing activities:
Proceeds from sales of:
Debt securities available-for-sale	44,678	39,254	1,221,308
Debt securities trading	50,978	21,253	15,734
Other investments	29,141	5,999	23,241
Proceeds from maturities, redemptions, and prepayments of:
Debt securities available-for-sale	891,104	1,073,194	1,520,734
Debt securities trading	78,698	89,848	61,313

		(Continued on Next Page)

NATIONAL WESTERN LIFE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
For the Years Ended December 31, 2023, 2022 and 2021
(In thousands)

	2023	2022	2021

Other investments	52,600	27,373	22,597
Derivatives, index options	32,135	46,563	197,877
Purchases of:
Debt securities available-for-sale	(212,276)	(939,820)	(1,382,318)
Debt securities trading	(71,197)	(310,144)	(1,140,965)
Equity securities	(1,261)	(1,013)	(15,265)
Derivatives, index options	(54,566)	(53,996)	(47,383)
Other investments	(70,275)	(145,391)	(57,153)
Property, equipment, and other productive assets	(5,562)	(1,594)	(9,977)
Net change in short-term investments	3,937	(3,937)	—
Principal payments on mortgage loans	38,849	26,804	28,847
Cost of mortgage loans acquired	(6,800)	(47,402)	(183,601)
(Increase) decrease in policy loans	3,163	(18)	2,797
Other (increases) decreases to funds withheld	8,179	97	(77,191)

Net cash provided by (used in) investing activities	811,525	(172,930)	180,595

Cash flows from financing activities:
Dividends on common stock	(1,274)	(1,274)	(1,272)
Deposits to account balances for universal life and annuity contracts (Note 1)	109,620	281,309	579,525
Return of account balances on universal life and annuity contracts (Note 1)	(987,842)	(881,275)	(922,978)
Principal payments under finance lease obligation	(340)	(338)	(389)

Net cash provided by (used in) financing activities	(879,836)	(601,578)	(345,114)

Effect of foreign exchange (Note 1)	99	534	1

Net increase (decrease) in cash, cash equivalents, and restricted cash	187,488	(419,354)	133,565
Cash, cash equivalents, and restricted cash at beginning of year	295,270	714,624	581,059

Cash, cash equivalents, and restricted cash at end of year	$482,758	295,270	714,624

		(Continued on Next Page)

NATIONAL WESTERN LIFE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
For the Years Ended December 31, 2023, 2022 and 2021
(In thousands)

	2023	2022	2021

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$75	75	75
Income taxes	49,920	24,712	30,043

Noncash operating activities:
Net deferral and amortization of sales inducements	$(14,353)	(6,454)	6,598
Establishment of funds withheld liability (Note 5)	—	243,123	—
Deferred gain on reinsurance (Note 5)	—	21,196	—

Noncash investing activities:
Exchange of debt securities trading	$—	—	4,800
Right of use asset obtained in exchange for finance lease liability	—	—	1,422

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

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates in the accompanying Consolidated Financial Statements include (1) liabilities for future policy obligations and market risk benefits, (2) valuation of derivative instruments, (3) recoverability and amortization of deferred policy acquisition costs ("DPAC"), deferred sales inducements ("DSI"), the value of business acquired ("VOBA"), and the cost of reinsurance ("COR"), (4) valuation allowances for deferred tax assets, (5) goodwill, (6) allowances for credit losses on available-for-sale debt securities, (7) allowance for credit losses for mortgage loans and reinsurance recoverables, and (8) commitments and contingencies.

The table below shows the net unrealized gains and losses on available-for-sale debt securities that were reclassified out of accumulated other comprehensive income (loss) for the years ended December 31, 2023, 2022 and 2021.

Affected Line Item In the Consolidated Statements of Earnings	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)

	Years Ended December 31,
	2023	2022	2021

	(In thousands)

Other net investment gains	$227	5,111	16,372
Net OTTI losses recognized in earnings	—	—	—
Earnings before Federal income taxes	227	5,111	16,372
Federal income taxes	47	1,073	3,438

Net earnings	$180	4,038	12,934

National Western and Ozark National also file financial statements with insurance regulatory authorities which are prepared on the basis of statutory accounting practices prescribed or permitted by the Colorado Division of Insurance and Missouri Department of Commerce and Insurance, respectively, which are significantly different from Consolidated Financial Statements prepared in accordance with GAAP.  These differences are described in detail in Note (11) Statutory Information.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restatement of Prior Period Consolidated Financial Statements as a Result of Adopting ASU 2018-12

As a result of the adoption of Accounting Standards Update 2018-12 Financial Services - Insurance (Topic 944) - Targeted Improvements to the Accounting for Long-Duration Contracts ("LDTI" or "ASU 2018-12"), the results and related disclosures for the comparative 2022 and 2021 periods presented in this Form 10-K were recast to be presented as if the requirements of LDTI had been in effect during those periods. Implementation of LDTI affected various line items in each consolidated financial statement. Refer to "Accounting Standards and Changes in Accounting" below for more details about the new guidance and a summary of the restated balances.

The Company adopted ASU 2018-12 guidance effective January 1, 2023 using the modified retrospective transition method, where permitted, for changes in the liability for future policy benefits and deferred policy acquisition costs and related balances, and the retrospective transition method for market risk benefits. The transition date for restatement was January 1, 2021 and amounts previously reported were retroactively restated, including those amounts shown for the years ended December 31, 2022 and 2021.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present amounts as previously reported, the effect of adoption of the guidance under ASU 2018-12, and the resulting adjusted amounts reported in the Consolidated Financial Statements included herein. The tables include only those line items impacted by restatement.

Consolidated Balance Sheet:

	December 31, 2022
	As Previously Reported	Effect of Change	As Currently Reported

	(In thousands)

Assets:
Deferred policy acquisition costs	$909,786	(245,904)	663,882
Deferred sales inducements	114,399	(29,096)	85,303
Value of business acquired	146,494	(7,999)	138,495
Market risk benefits asset	—	48,759	48,759
Deferred federal income tax asset	57,867	(48,835)	9,032
Amounts recoverable from reinsurers, net of allowance for credit losses	1,723,347	(34,559)	1,688,788
Other assets	110,339	352	110,691
Total Assets	13,100,227	(317,282)	12,782,945

Liabilities:
Future policy benefits:
Universal life and annuity contracts	8,498,684	(8,498,684)	—
Traditional life reserves	919,650	(919,650)	—
Liability for policyholder account balances	—	7,661,785	7,661,785
Additional liability for benefits in excess of account balance	—	148,708	148,708
Liability for future policy benefits	—	900,146	900,146
Market risk benefits liability	—	215,777	215,777
Other liabilities	166,557	(9,075)	157,482
Total liabilities	11,093,016	(500,993)	10,592,023

Stockholders' Equity:
Accumulated other comprehensive income (loss)	(416,397)	(61,822)	(478,219)
Retained earnings	2,381,856	245,533	2,627,389
Total stockholders' equity	2,007,211	183,711	2,190,922

Total liabilities and stockholders' equity	13,100,227	(317,282)	12,782,945

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Earnings:

	Twelve Months Ended December 31, 2022
	As Previously Reported	Effect of Change	As Currently Reported

	(In thousands, except per share amounts)

Premiums and other revenues:
Universal life and annuity contract charges	$139,022	(4,469)	134,553
Traditional life and SPIAWLC premiums	87,858	6,647	94,505
Other revenues	25,522	(541)	24,981
Total revenues	558,397	1,637	560,034

Benefits and Expenses:
Life and other policy benefits	159,470	(30,816)	128,654
Remeasurement gain/loss	—	9,827	9,827
Market risk benefits expense	—	(135,749)	(135,749)
Amortization of deferred transaction costs	121,398	(32,796)	88,602
Universal life and annuity contract interest	15,678	7,162	22,840
Total benefit and expenses	432,363	(182,372)	249,991

Federal income taxes	24,890	38,642	63,532

Net earnings	101,144	145,367	246,511

Basic earnings per share:
Class A (Note 12)	28.60	41.11	69.71
Class B (Note 12)	14.30	20.56	34.86

Diluted earnings per share:
Class A (Note 12)	28.60	41.11	69.71
Class B (Note 12)	14.30	20.56	34.86

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Twelve Months Ended December 31, 2021
	As Previously Reported	Effect of Change	As Currently Reported

	(In thousands, except per share amounts)

Premiums and other revenues:
Universal life and annuity contract charges	$134,254	2,014	136,268
Traditional life and SPIAWLC premiums	90,043	30,958	121,001
Total revenues	824,091	32,972	857,063

Benefits and Expenses:
Life and other policy benefits	187,577	(29,747)	157,830
Remeasurement gain/loss	—	(13,637)	(13,637)
Market risk benefits expense	—	3,645	3,645
Amortization of deferred transaction costs	69,461	26,325	95,786
Universal life and annuity contract interest	213,184	(44,571)	168,613
Total benefit and expenses	596,834	(57,985)	538,849

Federal income taxes	46,576	19,101	65,677

Net earnings	180,681	71,856	252,537

Basic earnings per share:
Class A (Note 12)	51.10	20.32	71.42
Class B (Note 12)	25.55	10.16	35.71

Diluted earnings per share:
Class A (Note 12)	51.10	20.32	71.42
Class B (Note 12)	25.55	10.16	35.71

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statement of Changes in Stockholders' Equity:

	Twelve Months Ended December 31, 2022
	As Previously Reported	Effect of Change	As Currently Reported

	(In thousands)

Retained Earnings:
Balance at December 31, 2021	$2,281,986	100,166	2,382,152
Net earnings	101,144	145,367	246,511
Balance at December 31, 2022	2,381,856	245,533	2,627,389

Accumulated Other Comprehensive Income (Loss):
Unrealized gains (losses) on non-impaired securities:
Balance at December 31, 2021	226,220	140,889	367,109
Other comprehensive income (loss), net of income tax	(646,185)	(374,355)	(1,020,540)
Balance at December 31, 2022	(419,965)	(233,466)	(653,431)

Change in LFPB due to discount rate changes:
Balance at December 31, 2021	—	(60,121)	(60,121)
Impact of discount rate changes during the period	—	230,822	230,822
Balance at December 31, 2022	—	170,701	170,701

Foreign currency translation adjustments:
Balance at December 31, 2021	5,100	928	6,028
Change in translation adjustments during period	407	15	422
Balance at December 31, 2022	5,507	943	6,450

Total Accumulated Other Comprehensive Income (Loss):
Balance at December 31, 2021	215,953	81,696	297,649
Change during period	(632,350)	(143,518)	(775,868)
Balance at December 31, 2022	(416,397)	(61,822)	(478,219)

Total stockholders' equity:
Balance at December 31, 2021	2,539,691	181,862	2,721,553
Balance at December 31, 2022	2,007,211	183,711	2,190,922

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Twelve Months Ended December 31, 2021
	As Previously Reported	Effect of Change	As Currently Reported

	(In thousands)

Retained Earnings:
Balance at December 31, 2020	$2,102,577	—	2,102,577
Net earnings	180,681	71,856	252,537
Cumulative change in accounting principle	—	28,310	28,310
Balance at December 31, 2021	2,281,986	100,166	2,382,152

Accumulated Other Comprehensive Income (Loss):
Unrealized gains (losses) on non-impaired securities:
Balance at December 31, 2020	418,741	—	418,741
Other comprehensive income (loss), net of income tax	(192,521)	(148,509)	(341,030)
Cumulative change in accounting principle	—	289,398	289,398
Balance at December 31, 2021	226,220	140,889	367,109

Change in LFPB due to discount rate changes:
Balance at December 31, 2020	—	—	—
Impact of discount rate changes during the period	—	53,524	53,524
Cumulative change in accounting principle	—	(113,645)	(113,645)
Balance at December 31, 2021	—	(60,121)	(60,121)

Foreign currency translation adjustments:
Balance at December 31, 2020	5,116	—	5,116
Change in translation adjustments during period	(16)	17	1
Cumulative change in accounting principle	—	911	911
Balance at December 31, 2021	5,100	928	6,028

Total Accumulated Other Comprehensive Income (Loss):
Balance at December 31, 2020	395,421	—	395,421
Change during period	(179,468)	(94,968)	(274,436)
Cumulative change in accounting principle	—	176,664	176,664
Balance at December 31, 2021	215,953	81,696	297,649

Total stockholders' equity:
Balance at December 31, 2020	2,539,750	—	2,539,750
Balance at December 31, 2021	2,539,691	181,862	2,721,553

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statement of Cash Flows:

	Twelve Months Ended December 31, 2022
	As Previously Reported	Effect of Change	As Currently Reported

	(In thousands)

Cash flows from operating activities:
Net earnings	$101,144	145,367	246,511
Adjustments to reconcile net earnings to net cash from operating activities:
Universal life and annuity contract interest	15,678	7,162	22,840
(Increase) decrease in deferred policy acquisition and sales inducement costs, and value of business acquired	74,561	(36,343)	38,218
(Increase) decrease in reinsurance recoverable	121,607	57,970	179,577
(Increase) decrease in other assets	(2,097)	(10)	(2,107)
Increase (decrease) in liabilities for future policy benefits	112,712	(84,434)	28,278
Increase (decrease) in market risk benefits liability	—	(132,815)	(132,815)
Increase (decrease) in deferred Federal income tax	9,061	38,642	47,703
Increase (decrease) in other liabilities	(3,558)	541	(3,017)
Net cash provided by (used in) operating activities	358,540	(3,920)	354,620
Cash flows from financing activities:
Deposits to account balances for universal life and annuity contracts	287,799	(6,490)	281,309
Return of account balances on universal life and annuity contracts	(891,666)	10,391	(881,275)
Net cash provided by (used in) financing activities	(605,479)	3,901	(601,578)
Effect of foreign exchange	515	19	534

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Twelve Months Ended December 31, 2021
	As Previously Reported	Effect of Change	As Currently Reported

	(In thousands)

Cash flows from operating activities:
Net earnings	$180,681	71,856	252,537
Adjustments to reconcile net earnings to net cash from operating activities:
Universal life and annuity contract interest	213,184	(44,571)	168,613
(Increase) decrease in deferred policy acquisition and sales inducement costs, and value of business acquired	(25,594)	24,077	(1,517)
(Increase) decrease in reinsurance recoverable	169,313	27,861	197,174
(Increase) decrease in other assets	(6,017)	25	(5,992)
Increase (decrease) in liabilities for future policy benefits	114,873	(75,322)	39,551
Increase (decrease) in market risk benefits liability	—	(1,768)	(1,768)
Increase (decrease) in deferred Federal income tax	3,746	19,101	22,847
Increase (decrease) in other liabilities	(22,383)	(1)	(22,384)
Net cash provided by (used in) operating activities	276,825	21,258	298,083
Cash flows from financing activities:
Deposits to account balances for universal life and annuity contracts	610,357	(30,832)	579,525
Return of account balances on universal life and annuity contracts	(932,531)	9,553	(922,978)
Net cash provided by (used in) financing activities	(323,835)	(21,279)	(345,114)
Effect of foreign exchange	(20)	21	1

Investments

Fixed Maturities and Equity Securities

The Company purchases debt securities with the intent to hold to maturity. However, the Company's execution of a funds withheld reinsurance agreement introduced embedded derivative accounting requiring fair value reporting for debt securities. This precluded the Company from using a historical cost basis which is typically associated with a hold to maturity approach. Accordingly, all debt securities were classified as available-for-sale.

Investments in debt securities classified as securities available-for-sale are reported in the accompanying Consolidated Financial Statements at fair value. Valuation changes resulting from changes in the fair value of these securities are reflected as a component of Stockholders' Equity in Accumulated other comprehensive income (loss). The unrealized gains or losses in stockholders' equity are reported net of taxes.

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

The Company determines current expected credit losses for available-for-sale debt securities when fair value is less than amortized cost, interest payments are missed and the security is experiencing credit issues. The Company considers a number of factors in making a determination including: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline in fair value, 4) the intent and ability to hold the investment until recovery, 5) an economic analysis of the issuer’s industry, and 6) the financial strength, liquidity, and recoverability of the issuer. Provisions to and releases from the allowance for credit losses are recorded in Net investment income in the Consolidated Statements of Earnings.

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

The Company primarily purchases over-the-counter index options, which are derivative financial instruments, to hedge the equity return component of its index annuity and life products. The amounts which may be credited to policyholders are linked, in part, to the returns of the underlying index. The index options act as hedges to match closely the returns on the underlying index. Cash is exchanged upon purchase of the index options and no principal or interest payments are made by either party during the option periods, typically one year. Upon maturity or expiration of the options, cash is paid to the Company based on the underlying index performance and terms of the contract. As a result, amounts credited to policyholders' account balances are substantially offset by changes in the value of the options.

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

Although there is credit risk in the event of nonperformance by counterparties to the index options, the Company does not expect any counterparties to fail to meet their obligations, given their high credit ratings. In addition, credit support agreements are in place with all counterparties for option holdings in excess of specific limits, which further reduces the Company's credit exposure. At December 31, 2023 and 2022, the fair value of index options owned by the Company totaled $85.2 million and $23.7 million, respectively. Of these amounts, $30.3 million and $(30.7) million represent net unrealized gains/(losses) on the options held at December 31, 2023 and 2022, respectively.

Additionally, the Company is a party to coinsurance funds withheld reinsurance agreements under which identified assets are maintained in funds withheld accounts. Under terms of these coinsurance funds withheld agreements, while the assets are withheld, the associated interest and credit risk of these assets are transferred to the reinsurers creating an embedded derivative on reinsurance in the funds withheld liability. Accordingly, the Company is required to bifurcate the embedded derivative from the host contract in accordance with ASC 815-15. The bifurcated embedded derivative on reinsurance is computed as the fair value unrealized gain (loss) on the underlying funds withheld assets. This amount is included as a component of the funds withheld liability on the Consolidated Balance Sheets, with changes in the embedded derivative on reinsurance reported in the Net investment income in the Consolidated Statements of Earnings. The embedded derivative on reinsurance is classified as a Level 2 and Level 3 financial instrument in the fair value hierarchy because its valuation input is the fair value market adjustments on the underlying Level 2 and Level 3 debt securities. See Note (4) Fair Values of Financial Instruments for further details of fair value disclosures. In the Consolidated Statements of Cash Flows, changes in the funds withheld liability are reported in operating activities. Realized gains on funds withheld assets are transferred to the reinsurer and reported as investing activities in the Consolidated Statements of Cash Flows. The value of the embedded derivative contra-liability at December 31, 2023 and 2022 was $(280.4) million and $(335.0) million, respectively.

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

Cash and Cash Equivalents

For purposes of the Consolidated Statements of Cash Flows, the Company considers all short-term investments with a stated maturity at the date of purchase of three months or less to be cash equivalents.

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

The Cost of Reinsurance ("COR") asset represents the amount of assets transferred at the closing date of the funds withheld agreement (debt securities, policy loans, and cash) in excess of the GAAP liability ceded plus a ceding commission paid to the reinsurer. The COR balance is amortized commensurate with the runoff of the ceded block of funds withheld business and the amortization expense reported in the Consolidated Statements of Earnings.

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

Other Assets

Other assets include property and equipment, primarily comprised of capitalized software costs, furniture and equipment and leasehold improvements, which are reported at cost less allowances for depreciation and amortization. Costs incurred in the preliminary stages of developing internal-use software as well as costs incurred post-implementation for maintenance are expensed. Capitalization of internal-use software costs occurs after management has authorized the project and it is probable that the software will be used as intended. Amortization of capitalized costs begins after the software has been placed in production. Depreciation and amortization expense is computed primarily using the straight-line method over the estimated useful lives of the assets, which range from 3 to 39 years. Leasehold improvements are amortized over the lesser of the economic useful life of the improvement or the term of the lease. Capitalized software, property, and equipment had a carrying value of $171.1 million at December 31, 2023 and $165.6 million at December 31, 2022, and accumulated depreciation and amortization of $105.6 million at December 31, 2023 and $96.7 million at December 31, 2022. Depreciation and amortization expense for capitalized software, furniture and equipment, and leasehold improvements was $9.9 million, $14.3 million, and $13.0 million in 2023, 2022, and 2021, respectively.

Other assets also include goodwill at December 31, 2023 and 2022 of $13.9 million related to the excess of the amounts paid to acquire companies over the fair value of other net tangible and intangible assets acquired. It represents the future economic benefits arising from assets acquired and liabilities assumed that could not be individually identified. Goodwill is not amortized but is subject to annual impairment analysis or more frequently if indicators are present. If indicators suggest an impairment may have occurred and suggest the value has declined below the carrying value of goodwill the balance is adjusted downward. Refer to Note (7) Goodwill and Specifically Identifiable Intangible Assets for further information.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other assets at December 31, 2023 and 2022 further include $6.0 million and $6.7 million, respectively, of identifiable intangible assets that were acquired in the Ozark National business combination. These intangible assets include trademarks and trade names, internally developed software, and various insurance licenses. Identifiable intangible assets are amortized using a straight-line method over their estimated useful lives.

Future Policyholder Obligations

For universal life and annuity contracts, the liability for future policyholder obligations represents the account balance. Fixed-index products combine features associated with traditional fixed annuities and universal life contracts, with the option to have interest rates linked in part to an equity index. In accordance with GAAP guidance, the equity return component of such policy contracts must be identified separately and accounted for as embedded derivatives. The remaining portions of these policy contracts are considered the host contracts and are recorded separately as fixed annuity or universal life contracts. The host contracts are accounted for under GAAP guidance provisions that require debt instrument type accounting. The host contracts are recorded as discounted debt instruments that are accreted, using the effective yield method, to their minimum account values at their projected maturities or termination dates.

A liability for future policy benefits, which is the present value of estimated future policy benefits to be paid to or on behalf of policyholders and certain related expenses less the present value of estimated future net premiums to be collected from policyholders, is accrued as premium revenue is recognized. Under GAAP, the liability for future policy benefits on traditional life products has been calculated using assumptions as to future mortality and withdrawals based on Company experience. Contracts are grouped into cohorts by product features and issue year. The liability is adjusted for differences between actual and expected experience. With the exception of the expense assumption, the Company reviews its historical and future cash flow assumptions quarterly and updates the net premium ratio used to calculate the liability each time the assumptions are changed. Each quarter, the Company updates its estimate of cash flows expected over the entire life of a group of contracts using actual historical experience and current future cash flow assumptions. These updated cash flows are used to calculate the revised net premiums and net premium ratio, which are used to derive an updated liability for future policy benefits as of the beginning of the current reporting period, discounted at the original contract issuance discount rate. This amount is then compared to the carrying amount of the liability as of that same date, before the updating of cash flow assumptions, to determine the current period change in liability estimate. This current period change in the liability is the liability remeasurement gain or loss and is presented as a separate component of benefit expense in the Consolidated Statements of Earnings. In subsequent periods, the revised net premiums are used to measure the liability for future policy benefits, subject to future revisions.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In both 2022 and 2023, the Company updated the net premium ratio for actual historical experience each quarter. Future cash flow assumptions are reviewed each quarter and are updated at least annually.

Market Risk Benefits

Market risk benefits are contracts or contract features that both provide protection to the contract holder from other-than-nominal capital market risk and expose the Company to other-than-nominal capital market risk. Market risk benefits include certain contract features on annuity products that provide minimum guarantees to policyholders, such as guaranteed minimum withdrawal benefits and guaranteed annuitization benefits. Market risk benefits are measured at fair value using a risk-neutral valuation model based on current net amounts at risk, benefit utilization rates, market data, Company experience, and other factors. Changes in fair value are recognized in net income each period, with the exception of the portion of the change in fair value due to a change in the instrument-specific credit risk, which is recognized in Other comprehensive income.

Share-based Compensation

The Company accounts for share-based compensation under GAAP using liability accounting, and measures compensation cost using the fair value method at each reporting date. For stock appreciation rights, fair value has historically been determined using an option pricing model that takes into account various information and assumptions including the Company's stock price, volatility, option price, vesting dates, exercise dates and projected lapses from forfeiture or termination. Refer to Note (14), Stockholders' Equity, for further discussion regarding fair value of share-based compensation liabilities in connection with the Company announced merger agreement on October 8, 2023.

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

Comprehensive Income

Comprehensive income includes net income, as well as other comprehensive income items not recognized through net income. Other comprehensive income includes unrealized gains and losses on available-for-sale securities as well as the underfunded obligations for certain retirement and postretirement benefit plans. The adoption of LDTI added additional comprehensive income items for the effect of discount rate changes on the liability for future policy benefits and instrument-specific credit risk on market risk benefits. These items are included in accumulated other comprehensive income (loss), net of tax and other offsets, in stockholders’ equity. The changes in unrealized gains and losses reported in the Consolidated Statements of Comprehensive Income (Loss), excludes net investment gains and losses included in net income that represent transfers from unrealized to realized gains and losses. These transfers are further discussed in Note (2) Investments. The components of the underfunded obligation for certain retirement and postretirement benefit plans are provided in Note (16) Pension and Other Postretirement Plans.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. For example, significant estimates and assumptions are utilized in the valuation of investments, the determination of credit losses and impairments of investments, the amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired, the calculation of policyholder liabilities and accruals and the determination of pension expense. It is reasonably possible that actual experience could differ from the estimates and assumptions utilized, which could have a material impact on the Consolidated Financial Statements.

Accounting Standards and Changes in Accounting

Recent accounting pronouncements not yet adopted

In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company does not expect this guidance to have a material impact on the Consolidated Financial Statements and related disclosures upon adoption.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting pronouncements adopted

Targeted Improvements to the Accounting for Long-Duration Contracts (LDTI)

In August 2018, the FASB issued ASU 2018-12. This update pertained to long-duration contracts and improvement in the timeliness of recognizing changes in the liability for future policy benefits, simplification of accounting for certain market-based options, simplification of the amortization of deferred policy acquisition costs, and improvement in the effectiveness of required disclosures. Amendments included the following:

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

On January 1, 2023, the Company adopted the requirements of the new standard, using the retrospective method for market risk benefits and the modified retrospective method for the liability for future policy benefits, and deferred policy acquisition costs and related balances, such that those balances were adjusted to conform to ASU 2018-12 as of January 1, 2021, the transition date.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the restated Deferred policy acquisition costs ("DPAC") and Deferred sales inducements ("DSI") balances as of the transition date, January 1, 2021, from the adoption of ASU 2018-12.

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

A table presenting the change in Value of business acquired (VOBA) between December 31, 2020 and January 1, 2021 for the adoption of ASU 2018-12 is not included as VOBA is not impacted by shadow balance accounting. However, the method of recognizing amortization expense of VOBA in the Consolidated Statements of Earnings subsequent to January 1, 2021 has changed consistent with the method of determining amortization expense for DPAC and DSI balances under LDTI. Refer to Note (6) Deferred Transaction Costs for further information concerning amortization of Deferred Transaction Costs balances from the adoption of ASU 2018-12.

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

Refer to Note (8) Policyholder Obligations for further information.

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

Refer to Note (9) Market Risk Benefits for further information.

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

Prior to the adoption of ASU 2018-12, VOBA and Cost of Reinsurance (COR) balances were amortized consistent with the methodologies employed for amortizing DPAC and DSI balances. Although not otherwise impacted by ASU 2018-12, the Company elected to continue using the amortization method consistent with that used for amortizing DPAC and DSI balances after the adoption of LDTI. VOBA and COR balances did not have shadow accounting requirements under GAAP prior to the adoption of ASU 2018-12 and consequently did not have a transition adjustment.

Troubled Debt Restructurings and Vintage Disclosures

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

Simplifying the Accounting for Income Taxes

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

(2)  INVESTMENTS

(A)  Investment Income

The major components of net investment income are as follows:

	Years Ended December 31,
	2023	2022	2021

	(In thousands)

Gross investment income:
Debt and equity securities	$300,493	298,965	309,082
Mortgage loans	21,454	20,691	20,155
Policy loans	2,744	2,626	2,667
Short-term investments	14,198	3,940	293
Other investment assets	42,039	27,409	16,321

Total investment income	380,928	353,631	348,518
Less investment expenses	2,537	2,420	2,762

Net investment income (excluding derivatives and trading securities)	378,391	351,211	345,756
Index option derivative gain (loss)	40,612	(86,866)	120,718
Embedded derivative on reinsurance	(54,570)	250,230	84,725
Trading securities market adjustments	45,492	(214,935)	11,331

Net investment income	$409,925	299,640	562,530

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

The Company targets a minimum specified yield on mortgage loan investments determined by reference to currently available debt security instrument yields plus a desired amount of incremental basis points. A low interest rate environment and a competitive marketplace, have resulted in fewer loan opportunities being available meeting the Company's required rate of return. Mortgage loan originations were further impeded by the COVID-19 pandemic and its effects upon the commercial real estate market. As stabilization returned to the commercial real estate market, the Company directed resources and effort towards expanding its mortgage loan investment portfolio. The subsequent rapid rise in interest rate levels beginning in 2022 caused potential mortgage loan opportunities to fall outside the Company's underwriting criteria resulting in a lower level of originations. Mortgage loans originated by the Company totaled $6.8 million and $47.4 million for the years 2023 and 2022, respectively, down significantly from the $183.6 million of originations in 2021.

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

Included in the mortgage loan investment balance at December 31, 2023, and 2022 were three mortgage loan investments made by Prosperity under the funds withheld reinsurance agreement totaling $19.6 million and $19.3 million, respectively. The Company elected fair value measurement for these mortgage loans, and similar to trading debt securities, these loans are reported at fair market values in order to allow the market value fluctuation to be recorded directly in the Consolidated Statements of Earnings and to offset the embedded derivative liability change due to market value fluctuations.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company held net investments in mortgage loans, after allowances for credit losses, totaling $474.1 million and $505.7 million at December 31, 2023 and 2022, respectively. The diversification of the portfolio by geographic region, property type, and loan-to-value ratio was as follows:

	December 31, 2023		December 31, 2022

	Amount	%	Amount	%

	(In thousands, except for percentages)

Mortgage Loans by Geographic Region:
West South Central	$196,284	41.0	$220,357	43.2
East North Central	59,084	12.4	60,520	11.9
South Atlantic	99,167	20.7	104,334	20.4
East South Central	18,160	3.8	18,753	3.7
West North Central	11,659	2.5	11,942	2.3
Pacific	12,608	2.6	11,924	2.3
Middle Atlantic	40,336	8.4	40,742	8.0
Mountain	41,329	8.6	42,023	8.2
Gross balance	478,627	100.0	510,595	100.0

Market value adjustment	(843)	(0.2)	(1,290)	(0.3)
Allowance for credit losses	(3,651)	(0.8)	(3,575)	(0.7)

Totals	$474,133	99.0	$505,730	99.0

	December 31, 2023		December 31, 2022

	Amount	%	Amount	%

	(In thousands, except for percentages)

Mortgage Loans by Property Type:
Retail	$157,370	32.9	$169,618	33.2
Office	137,078	28.6	140,092	27.4
Storage facility	78,031	16.3	79,853	15.7
Industrial	29,957	6.3	35,896	7.0
Hotel	19,761	4.1	23,431	4.6
Land/lots	4,173	0.9	4,605	0.9
Apartments	37,729	7.9	38,377	7.5
Residential	14,528	3.0	14,599	2.9
All other	—	—	4,124	0.8
Gross balance	478,627	100.0	510,595	100.0

Market value adjustment	(843)	(0.2)	(1,290)	(0.3)
Allowance for credit losses	(3,651)	(0.8)	(3,575)	(0.7)

Totals	$474,133	99.0	$505,730	99.0

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2023		December 31, 2022

	Amount	%	Amount	%

	(In thousands, except for percentages)

Mortgage Loans by Loan-to-Value Ratio (1):
Less than 50%	$105,216	21.9	$100,757	19.7
50% to 60%	165,844	34.6	145,093	28.4
60% to 70%	186,664	39.0	217,445	42.6
70% to 80%	20,903	4.5	47,300	9.3
Gross balance	478,627	100.0	510,595	100.0

Market value adjustment	(843)	(0.2)	(1,290)	(0.3)
Allowance for credit losses	(3,651)	(0.8)	(3,575)	(0.7)

Totals	$474,133	99.0	$505,730	99.0

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the mortgage loans allowance for credit losses.

	Years Ended December 31,
	2023	2022

	(In thousands)

Mortgage Loans Allowance for Credit Losses:
Balance, beginning of the period	$3,575	2,987
Provision (release) during the period	76	588

Balance, end of period	$3,651	3,575

The Company does not recognize interest income on loans past due 90 days or more. The Company had no mortgage loans past due three months or more at December 31, 2023, 2022 and 2021.  There was no interest income not recognized in 2023, 2022 and 2021.

The contractual maturities of mortgage loan principal balances at December 31, 2023 and 2022 were as follows:

	December 31, 2023		December 31, 2022

	Amount	%	Amount	%

	(In thousands, except for percentages)

Principal Balance by Contractual Maturity:
Due in one year or less	$19,719	4.1	$2,299	0.5
Due after one year through five years	182,898	38.2	184,439	36.1
Due after five years through ten years	176,315	36.8	205,712	40.3
Due after ten years through fifteen years	87,635	18.3	107,503	21.0
Due after fifteen years	12,206	2.6	10,869	2.1

Totals	$478,773	100.0	$510,822	100.0

The Company's direct investments in real estate investments are reported in other long-term investments in the Consolidated Balance Sheets. These amounts are not a significant portion of the total investment portfolio and totaled approximately $27.1 million at December 31, 2023 and $27.7 million at December 31, 2022, respectively. These investments consist primarily of a half-dozen income-producing properties which are being operated by a wholly owned subsidiary of National Western. The Company recognized operating income on real estate properties of $3.1 million, $3.0 million and $2.9 million for the years ended December 31, 2023, 2022 and 2021, respectively. The Company had a limited number of real estate investments that were non-income producing for the preceding twelve months totaling $0.0 million, $0.0 million, and $0.1 million at December 31, 2023, 2022 and 2021, respectively.

The Company recorded net realized investment gains (losses) of $0.0 million, $1.2 million, and $(1.4) million associated with real estate investments in the years ended December 31, 2023, 2022 and 2021, respectively. The net real estate gains for the year ended December 31, 2022 are related to the sale of land located in Freeport, Texas and Houston, Texas along with a retail property located in Ruidoso, New Mexico. The net real estate loss for the year ended December 31, 2021 was related to Ozark National's sale of its home office, parking garage and parking lot located in Kansas City, Missouri.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(C)  Debt Securities

The table below presents amortized costs and fair values of debt securities available-for-sale at December 31, 2023.

	Debt Securities Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(In thousands)

Debt securities:
U.S. Agencies	$12,052	—	(106)	11,946
U.S. Treasury	2,821	2	(66)	2,757
States and political subdivisions	442,455	661	(48,631)	394,485
Foreign governments	62,947	—	(14,453)	48,494
Public utilities	556,434	138	(53,306)	503,266
Corporate	5,442,342	6,214	(413,600)	5,034,956
Commercial mortgage-backed	22,239	26	(1,432)	20,833
Residential mortgage-backed	252,924	668	(11,573)	242,019
Asset-backed	920,289	2,102	(72,959)	849,432

Totals	$7,714,503	9,811	(616,126)	7,108,188

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents amortized costs and fair values of debt securities available-for-sale at December 31, 2022.

	Debt Securities Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(In thousands)

Debt securities:
U.S. Agencies	$21,003	—	(377)	20,626
U.S. Treasury	2,813	6	(90)	2,729
States and political subdivisions	476,338	668	(65,507)	411,499
Foreign governments	62,964	—	(17,076)	45,888
Public utilities	681,785	117	(66,765)	615,137
Corporate	6,199,886	1,940	(570,255)	5,631,571
Commercial mortgage-backed	21,965	—	(1,680)	20,285
Residential mortgage-backed	337,186	183	(16,338)	321,031
Asset-backed	634,820	168	(92,121)	542,867

Totals	$8,438,760	3,082	(830,209)	7,611,633

The Company's investment policy includes investing in high quality securities with the primary intention of holding these securities until the stated maturity. As such, the portfolio has exposure to interest rate risk, which is the risk that funds are invested today at a market interest rate and in the future interest rates rise causing the current market price on that investment to be lower. This risk is not a significant factor relative to the Company's buy and hold philosophy, since the intention is to receive the stated interest rate and principal at maturity to match liability requirements to policyholders. The Company manages these risks, for example, by purchasing mortgage-backed securities types that have more predictable cash flow patterns. Except for the total U.S. government agency mortgage-backed securities held, the Company had no other investments in any entity in excess of 10.0% of stockholders' equity at December 31, 2023 or 2022.

The Company held below investment grade debt securities totaling $121.4 million and $112.0 million at December 31, 2023 and 2022, respectively. These amounts represent 1.3% and 1.2% of total invested assets for December 31, 2023 and 2022, respectively. For holdings not in the funds withheld portfolio, below investment grade holdings are primarily the result of credit rating downgrades subsequent to purchase, as the Company only invests in high quality securities with ratings quoted as investment grade. Below investment grade securities generally have greater default risk than higher rated corporate debt. The issuers of these securities are usually more sensitive to adverse industry or economic conditions than are investment grade issuers.

Debt securities available-for-sale balances at December 31, 2023 and 2022 include Ozark National holdings of $716.0 million and $674.8 million, respectively.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the gross unrealized losses and fair values of the Company's available-for-sale debt securities by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2023.

	Debt Securities Available-For-Sale
	Less than 12 Months		12 Months or Greater		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In thousands)

Debt securities:
U.S. agencies	$4,823	(12)	7,123	(94)	11,946	(106)
U.S. Treasury	33	—	1,739	(66)	1,772	(66)
States and political subdivisions	14,228	(36)	318,436	(48,595)	332,664	(48,631)
Foreign governments	—	—	48,494	(14,453)	48,494	(14,453)
Public utilities	—	—	500,674	(53,306)	500,674	(53,306)
Corporate	116,521	(2,225)	4,719,019	(411,375)	4,835,540	(413,600)
Commercial mortgage-backed	—	—	15,807	(1,432)	15,807	(1,432)
Residential mortgage-backed	12,307	(221)	208,134	(11,352)	220,441	(11,573)
Asset-backed	76,980	(1,676)	619,960	(71,283)	696,940	(72,959)

Total	$224,892	(4,170)	6,439,386	(611,956)	6,664,278	(616,126)

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

Unrealized losses decreased in 2023 from 2022 primarily due to (a) a decline in size of the overall debt securities portfolio during 2023 (as a result of operational cash outflows, primarily for higher levels of policy benefits, exceeding cash inflows which were lower as a result of decreased sales activity), and (b) a tightening of spreads on corporate debt securities which increased fair values. The ten-year U.S. Treasury bond remained constant during the year ended December 31, 2023.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair value of investments in available-for-sale debt securities at December 31, 2023, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Debt Securities Available-for-Sale
	Amortized Cost	Fair Value

	(In thousands)

Due in 1 year or less	$724,315	715,497
Due after 1 year through 5 years	2,720,945	2,640,554
Due after 5 years through 10 years	1,140,245	1,029,937
Due after 10 years	1,933,546	1,609,916
	6,519,051	5,995,904

Mortgage and asset-backed securities	1,195,452	1,112,284

Total before allowance for credit losses	7,714,503	7,108,188

Allowance for credit losses	—	—

Total	$7,714,503	7,108,188

The Company uses the specific identification method in computing realized gains and losses. For the years ended December 31, 2023, 2022, and 2021, the Company recorded net realized gains totaling $25.9 million, $6.4 million and $15.0 million, respectively, related to the disposition of investment securities and real estate. The 2023 amount includes the tender of previously held shares of Moody Bancshares, Inc. which produced a realized gain of $25.7 million. The table below presents realized gains and losses for the periods indicated.

	Years Ended December 31,
	2023	2022	2021

	(In thousands)

Available-for-sale debt securities:
Realized gains on disposal	$345	5,304	16,377
Realized losses on disposal	(118)	(193)	(5)
Real estate	(20)	1,244	(1,421)
Mortgage loans	—	—	—
Other	25,652	—	(1)

Totals	$25,859	6,355	14,950

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the available-for-sale debt securities allowance for credit losses for the years ended December 31, 2023 and 2022.

December 31,
	2023	2022

Debt Securities Available-for- Sale

(In thousands)

Balance, beginning of period	$—	—
(Releases)/provision during period	—	—

Balance, end of period	$—	—

The Company determines current expected credit losses for available-for-sale debt securities when fair value is less than amortized cost, interest payments are missed, and the security is experiencing credit issues. Provisions to and releases from the allowance for credit losses are recorded in Net investment income in the Consolidated Statements of Earnings. Based on its review, the Company determined none of these investments required an allowance for credit loss at December 31, 2023 or 2022. The Company's operating procedures include monitoring the investment portfolio on an ongoing basis for any changes in issuer facts and circumstances that might lead to future need for a credit loss allowance.

(D)  Net Unrealized Gains (Losses)

Net unrealized gains (losses) on investment securities included in stockholders' equity at December 31, 2023 and 2022, are as follows:

	December 31,
	2023	2022

	(In thousands)

Gross unrealized gains	$9,811	3,082
Gross unrealized losses	(616,126)	(830,209)
Adjustments for:
Deferred Federal income tax expense	127,326	173,696
Net unrealized gains (losses) on investment securities	$(478,989)	(653,431)

(E)  Transfer of Securities

There were no transfers in 2023 or 2022 between debt securities available-for-sale and trading. The Company does not classify any debt securities as held-to-maturity.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tables below present the fair value of derivative instruments as of December 31, 2023 and 2022.

	December 31, 2023
	Asset Derivatives		Liability Derivatives

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments:
Equity index options	Derivatives, Index Options	$85,158

Fixed-index products			Universal Life and Annuity Contracts	$398,126
Embedded derivative on reinsurance contract			Funds Withheld Liability	(280,385)

Total		$85,158		$117,741

	December 31, 2022
	Asset Derivatives		Liability Derivatives

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments:
Equity index options	Derivatives, Index Options	$23,669

Fixed-index products			Universal Life and Annuity Contracts	$387,686
Embedded derivative on reinsurance contract			Funds Withheld Liability	(334,955)

Total		$23,669		$52,731

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the effect of derivative instruments in the Consolidated Statements of Earnings for the years ended December 31, 2023, 2022 and 2021.

		Amount of Gain or (Loss) Recognized In Income on Derivatives

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized In Income on Derivatives	2023	2022	2021

		(In thousands)

Equity index options	Net investment income	$40,612	(86,865)	120,718

Fixed-index products	Universal life and annuity contract interest	10,437	171,823	(135,698)
Embedded derivative on reinsurance contract	Net investment income	(54,570)	250,230	84,725

		$(3,521)	335,188	69,745

The embedded derivative liability on fixed-index products, the change of which is recorded in universal life and annuity contract interest in the Consolidated Statements of Earnings, includes projected interest credits that are offset by the expected collectability by the Company of asset management fees on fixed-index products. The anticipated asset management fees to be collected increases or decreases based upon the most recent performance of index options and adds to or reduces the offset applied to the embedded derivative liability (increasing or decreasing contract interest expense). In the years ended December 31, 2023, 2022, and 2021, the change in the embedded derivative liability due to the expected collectability of asset management fees increased contract interest expense by $0.0 million, $0.0 million, and $6.5 million, respectively.

During 2020, the Company changed its budget for purchasing these options to match the collection of asset management fees with the payoff from out-of-the-money options, thereby removing the option premium that was previously being paid for the probability or expectation of collecting asset management fees ("out-of-the-money" hedging). Consequently, for annuity products having asset management fee features, the remaining one-year options purchased under the prior method expired during 2021 and were replaced by out-of-the-money hedges, Accordingly, the embedded derivative liability component due to the projected collectability of asset management fees no longer existed in 2023 or 2022.

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

Level 2:  Fair value is based upon significant inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable for substantially the full term of the asset or liability through corroboration with observable market data as of the reporting date. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities, model-derived valuations whose inputs are observable or whose significant value drivers are observable and other observable inputs. The Company’s Level 2 assets include fixed maturity debt securities (corporate and private bonds, government or agency securities, asset-backed and mortgage-backed securities). The Company's Level 2 liabilities include the embedded derivative on reinsurance, and beginning in the fourth quarter of 2023, the share-based compensation obligations. Valuations are generally obtained from third party pricing services for identical or comparable assets or determined through use of valuation methodologies using observable market inputs.

Level 3:  Fair value is based on significant unobservable inputs which reflect the entity’s or third party pricing service’s assumptions about the assumptions market participants would use in pricing an asset or liability. The Company’s Level 3 assets are certain available-for-sale and trading debt securities, over-the-counter derivative contracts and mortgage loans that are recorded at fair value. The Company’s Level 3 liabilities consist of certain equity-index product-related embedded derivatives, market risk benefits liabilities, and an embedded derivative on reinsurance. Prior to the fourth quarter of 2023, Level 3 liabilities also included share-based compensation obligations. Valuations are estimated based on non-binding broker prices or internally developed valuation models or methodologies, discounted cash flow models and other similar techniques.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of the date indicated.

	December 31, 2023
	Total	Level 1	Level 2	Level 3

	(In thousands)

Debt securities, available-for-sale	$7,108,188	—	6,596,362	511,826
Debt securities, trading	1,046,856	—	900,835	146,021
Equity securities	24,098	20,638	3,460	—
Mortgage loans	19,580	—	—	19,580
Derivatives, index options	85,158	—	—	85,158

Total assets	$8,283,880	20,638	7,500,657	762,585

Policyholder account balances (a)	$398,126	—	—	398,126
Market risk benefit liabilities (b)	242,585	—	—	242,585
Embedded derivative contra-liability (c)	(280,385)	—	(274,981)	(5,404)
Other liabilities (d)	64,835	—	64,835	—

Total liabilities	$425,161	—	(210,146)	635,307

	December 31, 2022
	Total	Level 1	Level 2	Level 3

	(In thousands)

Debt securities, available-for-sale	$7,611,633	—	7,148,838	462,795
Debt securities, trading	1,065,993	—	942,756	123,237
Equity securities	22,076	18,407	3,669	—
Mortgage loans	19,334	—	—	19,334
Derivatives, index options	23,669	—	—	23,669
Short-term investments	3,937	—	3,937	—

Total assets	$8,746,642	18,407	8,099,200	629,035

Policyholder account balances (a)	$387,686	—	—	387,686
Market risk benefit liabilities (b)	167,018	—	—	167,018
Embedded derivative contra-liability (c)	(334,955)	—	(324,712)	(10,243)
Other liabilities (d)	20,542	—	—	20,542

Total liabilities	$240,291	—	(324,712)	565,003

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

	December 31, 2023
	Assets
	Debt Securities, Available-for-Sale	Trading Securities	Derivatives, Index Options	Mortgage Loans	Total Assets

	(In thousands)

Beginning balance, January 1, 2023	$462,795	123,237	23,669	19,334	629,035
Total realized and unrealized gains (losses):
Included in net earnings	—	4,392	39,249	448	44,089
Included in other comprehensive income (loss)	7,396	—	—	—	7,396
Purchases, sales, issuances and settlements, net:
Purchases	84,617	30,984	54,431	—	170,032
Sales	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	(42,982)	(26,630)	(32,191)	(202)	(102,005)
Transfers into (out of) Level 3	—	14,038	—	—	14,038

Balance at end of period December 31, 2023	$511,826	146,021	85,158	19,580	762,585

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets/liabilities held at the end of the reporting period:
Net investment income	$—	4,392	30,424	448	35,264
Benefits and expenses	—	—	—	—	—

Total	$—	4,392	30,424	448	35,264

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2023
	Total Liabilities
	Embedded Derivative on Funds Withheld Liability	Policyholder Account Balances	Other Liabilities	Market Risk Benefits Liabilities, Net	Total Liabilities

	(In thousands)

Beginning balance, January 1, 2023	$(10,243)	387,686	20,542	167,018	565,003
Total realized and unrealized gains (losses):
Included in net earnings	4,839	(11,800)	43,336	75,468	111,843
Included in other comprehensive income (loss)	—	—	—	—	—
Purchases, sales, issuances and settlements, net:
Purchases	—	54,431	—	—	54,431
Sales	—	—	—	—	—
Issuances	—	—	261	99	360
Settlements	—	(32,191)	(2,760)	—	(34,951)
Transfers into (out of) Level 3	—	—	(61,379)	—	(61,379)

Balance at end of period December 31, 2023	$(5,404)	398,126	—	242,585	635,307

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets/liabilities held at the end of the reporting period:
Net investment income	$4,839	—	—	—	4,839
Benefits and expenses	—	30,424	43,336	75,467	149,227

Total	$4,839	30,424	43,336	75,467	154,066

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

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets/liabilities held at the end of the reporting period:
Net investment income	$—	(9,709)	(30,779)	(1,703)	(42,191)
Benefits and expenses	—	—	—	—	—

Total	$—	(9,709)	(30,779)	(1,703)	(42,191)

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2022
	Total Liabilities
	Embedded Derivative on Funds Withheld Liability	Policyholder Account Balances	Other Liabilities	Market Risk Benefits Liabilities, Net	Total Liabilities

	(In thousands)

Beginning balance, January 1, 2022	$—	550,596	7,869	299,833	858,298
Total realized and unrealized gains (losses):
Included in net earnings	(11,412)	(171,823)	14,221	(133,241)	(302,255)
Included in other comprehensive income (loss)	—	—	—	—	—
Purchases, sales, issuances and settlements, net:
Purchases	—	54,190	—	—	54,190
Sales	—	—	—	—	—
Issuances	—	—	1,015	426	1,441
Settlements	—	(45,277)	(2,563)	—	(47,840)
Transfers into (out of) Level 3	1,169	—	—	—	1,169

Balance at end of period December 31, 2022	$(10,243)	387,686	20,542	167,018	565,003

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets/liabilities held at the end of the reporting period:
Net investment income	$(11,412)	—	—	—	(11,412)
Benefits and expenses	—	(30,779)	14,221	(133,241)	(149,799)

Total	$(11,412)	(30,779)	14,221	(133,241)	(161,211)

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the valuation method for financial assets and liabilities categorized as level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

	December 31, 2023
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

	(In thousands)

Assets:
Debt securities, available-for-sale	$113,493	Discounted cash flow	Discount rate	3.55% - 6.14% (5.01%)
Derivatives, index options	85,158	Broker prices	Implied volatility	10.26% - 22.00% (13.64%)
Mortgage loans	19,580	Discounted cash flow	Spread	195 - 230 bps
Total assets	$218,231

Liabilities:
Policyholder account balances	$398,126	Deterministic cash flow model	Projected option cost	0.00% - 8.63% (3.82%)
Market risk benefits liabilities, net	242,585	Risk-neutral valuation	Benefit utilization rates	5.00% - 20.00% (5.00%)
Total liabilities	$640,711

	December 31, 2022
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

	(In thousands)

Assets:
Debt securities, available-for-sale	$76,003	Discounted cash flow	Discount rate	4.32% - 7.28% (5.79%)
Derivatives, index options	23,669	Broker prices	Implied volatility	12.94% - 34.75% (19.32%)
Mortgage loans	19,334	Discounted cash flow	Spread	150 - 300 bps
Total assets	$119,006

Liabilities:
Policyholder account balances	$387,686	Deterministic cash flow model	Projected option cost	0.00% - 5.7% (2.92%)
Share-based compensation	20,542	Black-Scholes model	Expected term	0.9 to 6.7 years
			Expected volatility	36.18%
Market risk benefits liabilities, net	167,018	Risk-neutral valuation	Benefit utilization rates	5.00% - 20.00% (5.00%)
Total liabilities	$575,246

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

Fixed maturity securities.  Fair values for debt securities are generally based on values obtained from various independent pricing services with any adjustments based upon observable data. In the cases where prices are unavailable for these sources, values are estimated by discounting expected future cash flows using a current market rate applicable to the yield, credit quality, and maturity of the investments.

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

Life interest in Libbie Shearn Moody Trust.  The fair value of the life interest asset at December 31, 2022 was determined based on assumptions as to future distributions from the trust over the life expectancy of Robert L. Moody, Sr., Chairman Emeritus of the Board of Directors of NWLGI. These estimated cash flows were discounted at a rate consistent with uncertainties relating to the amount and timing of future cash distributions subject to the maximum amount to be received by the Company from life insurance proceeds in the event of Mr. Moody's death. The carrying value or cost basis of the life interest asset was amortized ratably over the remaining expected life of Mr. Moody, updated for changes in expected mortality. Mr. Moody passed away November 7, 2023, at which time the life interest in the Libbie Shearn Moody Trust terminated and the life interest asset was written off by the Company.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents, by pricing source and fair value hierarchy level, the Company’s assets that are measured at fair value on a recurring basis:

	December 31, 2023
	Total	Level 1	Level 2	Level 3

	(In thousands)

Debt securities, available-for-sale:
Priced by third-party vendors	$6,994,695	—	6,596,362	398,333
Priced internally	113,493	—	—	113,493
Subtotal	7,108,188	—	6,596,362	511,826

Debt securities, trading:
Priced by third-party vendors	1,046,856	—	900,835	146,021
Subtotal	1,046,856	—	900,835	146,021

Equity securities:
Priced by third-party vendors	24,098	20,638	3,460	—
Subtotal	24,098	20,638	3,460	—

Mortgage loans:
Priced internally	19,580	—	—	19,580
Subtotal	19,580	—	—	19,580

Derivatives, index options:
Priced by third-party vendors	85,158	—	—	85,158
Subtotal	85,158	—	—	85,158

Total	$8,283,880	20,638	7,500,657	762,585

Percent of total	100.0%	0.2%	90.6%	9.2%

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts and fair values of the Company's financial instruments are as follows:

	December 31, 2023
			Fair Value Hierarchy Level

	Carrying Values	Fair Values	Level 1	Level 2	Level 3

	(In thousands)

ASSETS
Debt securities, available-for-sale	$7,108,188	7,108,188	—	6,596,362	511,826
Debt securities, trading	1,046,856	1,046,856	—	900,835	146,021
Cash and cash equivalents	482,758	482,758	482,758	—	—
Mortgage loans	474,133	433,695	—	—	433,695
Real estate	27,134	47,867	—	—	47,867
Policy loans	66,602	87,086	—	—	87,086
Other loans	37,906	36,985	—	—	36,985
Derivatives, index options	85,158	85,158	—	—	85,158
Equity securities	24,098	24,098	20,638	3,460	—
Other investments	4,318	4,597	—	—	4,597

LIABILITIES
Deferred annuity contracts	$4,871,141	3,307,065	—	—	3,307,065
Immediate annuity and supplemental contracts	353,868	357,196	—	—	357,196
Market risk benefits liabilities, net	242,585	242,585	—	—	242,585

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)  REINSURANCE

National Western reinsures the risk on any one life in excess of $500,000. Total life insurance in force was $12.5 billion and $13.9 billion at December 31, 2023 and 2022, respectively. Of these amounts, life insurance in force totaling $2.6 billion and $3.0 billion was ceded to reinsurance companies on a yearly renewable term basis at December 31, 2023 and 2022, respectively. In accordance with these reinsurance contracts, reinsurance receivables, including amounts related to claims incurred but not reported and liabilities for future policy benefits, totaled $108.3 million and $101.3 million at December 31, 2023 and 2022, respectively. Premiums and contract revenues were reduced by $22.8 million, $23.7 million and $22.0 million for reinsurance premiums ceded during 2023, 2022 and 2021, respectively. Benefit expenses were reduced by $50.0 million, $12.7 million and $29.3 million, for reinsurance recoveries during 2023, 2022 and 2021, respectively.

In addition to the above, National Western is a party to a Funds Withheld Coinsurance Agreement ("Prosperity Agreement") with Prosperity Life Assurance Limited ("Prosperity"), an unauthorized reinsurer organized under the Laws of Bermuda. Under the Prosperity Agreement, National Western ceded, on a coinsurance with funds withheld basis, a 100% quota share of contractual statutory reserve liabilities approximating $1.7 billion pertaining to a group of in force fixed rate and payout annuity contracts issued by the Company on or before December 31, 2020, and paid to Prosperity a ceding commission of $48.0 million. The annuity statutory reserve liabilities ceded to Prosperity are secured by the funds withheld assets and a comfort trust established by Prosperity under which National Western is the sole beneficiary. The funds withheld assets and the assets in the trust are required to remain at a value prescribed under the Prosperity Agreement sufficient to support the current balance of policy benefit liabilities of the ceded business on a statutory basis. If the value of the funds withheld assets and the comfort trust account assets were ever to be less than the prescribed amount under the Prosperity Agreement, Prosperity is required to deposit funds into the trust for the amount of any shortfall. At December 31, 2023 and 2022, the current balance of policy benefit liabilities ceded on a statutory basis were $1.2 billion and $1.3 billion, respectively.

At the date of the Prosperity Agreement, December 31, 2020, the Company recorded as an asset on the Consolidated Balance Sheet a deferred cost of reinsurance ("COR") amount of $102.8 million associated with the funds withheld reinsurance transaction. This represents the amount of assets transferred at the closing date of the Prosperity Agreement (debt securities, policy loans, and cash) in excess of the GAAP liability ceded to Prosperity. This COR balance is amortized as a component of benefits and expenses commensurate with the runoff of the ceded block of funds withheld business. COR amortization expense for the years ended December 31, 2023, 2022, and 2021 was $10.4 million, $11.4 million, and $13.2 million, respectively.

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

At the date of the Aspida Agreement, the Company recorded as a liability (deferred revenue) on the Consolidated Balance Sheet a deferred Gain on Reinsurance amount of $21.2 million associated with the funds withheld reinsurance transaction. This represents the net amount of GAAP reserves, deferred policy acquisition costs and sales inducements reinsured at the closing date, plus a $68.2 million ceding commission payable by Aspida, which in the aggregate was in excess of the Statutory Reserves ceded to Aspida. This balance is amortized and included in Other revenues in the Consolidated Statements of Earnings. For the years ended December 31, 2023 and 2022, amortization revenue from the deferred Gain on Reinsurance was $1.6 million and $0.8 million, respectively.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Ozark National generally reinsures the risk on any one life in excess of $200,000. Total life insurance in force was $5.5 billion and $5.7 billion at December 31, 2023 and 2022, respectively. Of this amount, life insurance in force totaling $0.5 billion and $0.5 billion was ceded to reinsurance companies at December 31, 2023 and 2022, respectively. In accordance with the reinsurance contracts, reinsurance receivables, including amounts related to claims incurred but not reported and liabilities for future policy benefits, totaled $26.4 million and $26.4 million at December 31, 2023 and 2022, respectively. Premiums and contract revenues were reduced by $2.7 million, $2.8 million, and $2.8 million for reinsurance premiums ceded during 2023, 2022, and 2021, respectively. Benefit expenses were reduced by $2.3 million, $2.6 million, and $2.4 million for reinsurance recoveries during 2023, 2022, and 2021, respectively.

A contingent liability exists with respect to reinsurance, as the Company remains liable if the reinsurance companies are unable to perform and meet their obligations under the existing agreements. The Company does not assume reinsurance but Ozark National maintains a closed block of assumed reinsurance.

Amounts recoverable under reinsurance agreements are financial assets subject the accounting requirements of current expected credit losses ("CECL"). For a reinsurance agreement to qualify for reinsurance accounting, it must meet certain risk transfer conditions that include the possibility of financial loss by the assuming reinsurer. The Company conducted a credit loss analysis which included historical loss information, historical credit rating data, and consideration of existing collateral arrangements in order to estimate expected credit losses over the life of its reinsurance recoverable assets. At December 31, 2023 and 2022, the CECL allowance related to reinsurance agreements was $0.0 million and $0.5 million.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) DEFERRED TRANSACTION COSTS

Deferred transaction costs include deferred policy acquisition costs ("DPAC"), deferred sales inducements ("DSI"), value of business acquired ("VOBA"), and cost of reinsurance ("COR"). Amortization and experience adjustments for DPAC, VOBA and COR are reported as Amortization of deferred transaction costs in the Consolidated Statements of Earnings. Amortization and experience adjustments on DSI are reported as gross reserve changes in Universal life and annuity contract interest in the Consolidated Statements of Earnings.

A summary of information related to DPAC is provided in the following table:

	Twelve Months Ended December 31, 2023
Deferred Policy Acquisition Costs	Domestic Traditional Life	Domestic Universal Life	International Traditional Life	International Universal Life	Annuities excl. SPIAs WLC	ONL & Affiliates

	(In thousands)

Balance, beginning of period	$3,159	176,035	11,151	152,287	306,487	14,763
Capitalization additions	15	17,065	—	507	7,457	4,101
Amortization	(278)	(12,764)	(1,299)	(14,738)	(34,468)	(871)
Experience adjustment	3	(102)	22	(25)	161	5

Balance, end of period	$2,899	180,234	9,874	138,031	279,637	17,998

	Twelve Months Ended December 31, 2022
Deferred Policy Acquisition Costs	Domestic Traditional Life	Domestic Universal Life	International Traditional Life	International Universal Life	Annuities excl. SPIAs WLC	ONL & Affiliates

	(In thousands)

Balance, beginning of period	$3,448	167,748	12,415	167,556	341,896	11,290
Capitalization additions	17	20,248	—	761	20,054	4,402
Amortization	(306)	(11,990)	(1,264)	(16,024)	(35,883)	(1,008)
In force ceded	—	—	—	—	(19,622)	—
Experience adjustment	—	29	—	(6)	42	79

Balance, end of period	$3,159	176,035	11,151	152,287	306,487	14,763

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Twelve Months Ended December 31, 2021
Deferred Policy Acquisition Costs	Domestic Traditional Life	Domestic Universal Life	International Traditional Life	International Universal Life	Annuities excl. SPIAs WLC	ONL & Affiliates

	(In thousands)

Balance, beginning of period	$4,014	144,133	13,399	184,262	342,278	7,789
Capitalization additions	19	36,447	—	1,072	35,836	4,176
Amortization	(585)	(12,813)	(984)	(17,126)	(37,254)	(675)
In force ceded	—	—	—	—	—	—
Experience adjustment	—	(19)	—	(652)	1,036	—

Balance, end of period	$3,448	167,748	12,415	167,556	341,896	11,290

The following table summarizes DPAC balances by product line as of the end of the following periods.

	December 31,
Deferred Policy Acquisition Costs	2023	2022	2021

	(In thousands)

Domestic traditional life	$2,899	3,159	3,448
Domestic universal life	180,234	176,035	167,748
International traditional life	9,874	11,151	12,415
International universal life	138,031	152,287	167,556
Annuities, excl. SPIAs with life contingencies	279,637	306,487	341,896
ONL & Affiliates	17,998	14,763	11,290

Total	$628,673	663,882	704,353

A summary of information related to DSI is provided in the following table:

	Years Ended December 31,
Deferred Sales Inducements	2023	2022	2021

	(In thousands)

Balance, beginning of year	$85,303	102,976	96,378
Capitalizations	(6,455)	4,040	18,117
Amortization expense	(7,934)	(10,525)	(11,519)
In-force ceded	—	(11,219)	—
Experience adjustment	36	31	—

Balance, end of period	$70,950	85,303	102,976

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of information related to VOBA is provided in the following table:

	Years Ended December 31,
Value of Business Acquired	2023	2022	2021

	(In thousands)

Balance, beginning of year	$138,495	149,408	162,968
Amortization	(8,622)	(11,757)	(13,560)
Experience adjustment	32	844	—

Balance as of end of year	$129,905	138,495	149,408

Estimated future amortization of VOBA, net of interest (in thousands), as of December 31, 2023, is as follows:

2024	$8,149
2025	7,739
2026	7,329
2027	6,943
2028	6,577

A summary of information related to COR is provided in the following table:

	Twelve Months Ended December 31,
	2023

Cost of Reinsurance	SPIAs WLC	Annuities excl. SPIAs WLC

	(In thousands)

Balance, beginning of period	$11,897	66,431
Additions	—	—
Amortization	(741)	(9,650)
Experience Adjustment	—	—

Balance as of end of period	$11,156	56,781

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Twelve Months Ended December 31,
	2022

Cost of Reinsurance	SPIAs WLC	Annuities excl. SPIAs WLC

	(In thousands)

Balance, beginning of period	$12,591	77,095
Additions	—	—
Amortization	(694)	(10,664)
Experience Adjustment	—	—

Balance as of end of period	$11,897	66,431

Cost of Reinsurance	Twelve Months Ended December 31,
	2021

	SPIAs WLC	Annuities excl. SPIAs WLC

	(In thousands)

Balance, beginning of period	$12,860	89,980
Additions	—	—
Amortization	(269)	(12,885)
Experience Adjustment	—	—

Balance as of end of period	$12,591	77,095

The following table summarizes the COR balance by product line as of the end of the following periods.

	December 31,
Cost of Reinsurance	2023	2022	2021

	(In thousands)

SPIAs with life contingencies	$11,156	11,897	12,591
Annuities, excl. SPIAs with life contingencies	56,781	66,431	77,095

Total	$67,937	78,328	89,686

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) GOODWILL AND SPECIFICALLY IDENTIFIABLE INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill were as follows:

	Years Ended December 31,
Goodwill	2023	2022	2021

	(In thousands)

Gross goodwill as of beginning of year	$13,864	13,864	13,864
Goodwill resulting from business acquisition	—	—	—
Gross goodwill, before impairments	13,864	13,864	13,864
Accumulated impairment as of beginning of year	—	—	—
Current year impairments	—	—	—

Net goodwill as of end of year	$13,864	13,864	13,864

The Company periodically evaluates the goodwill balance for potential impairment and, as of the dates presented, determined that there was sufficient evidence to support not impairing the balance.

Identifiable Intangible Assets

The gross carrying amounts and accumulated amortization for each specifically identifiable intangible asset were as follows.

	December 31, 2023			December 31, 2022

Identifiable Intangible Assets	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

		(In thousands)

Trademarks/trade names	15	$2,800	(918)	2,800	(731)
Internally developed software	7	3,800	(2,669)	3,800	(2,126)
Insurance licenses	N/A	3,000	—	3,000	—

		$9,600	(3,587)	9,600	(2,857)

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2023, expected amortization expenses relating to purchased intangible assets for each of the next 5 years and thereafter is as follows:

Expected
Amortization
(In thousands)

2024	$730
2025	730
2026	232
2027	187
2028	187
Thereafter	947

$3,013

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8) POLICYHOLDER OBLIGATIONS

Liability for Policyholder Account Balances - The Company recognizes a liability for policyholder account balances, which includes universal life products and annuities other than single premium immediate annuities with life contingencies. The following tables summarize balances and changes in the Liability for policyholder account balances.

	For The Year Ended December 31, 2023
Liability for Policyholder Account Balances	Domestic Universal Life	International Universal Life	Annuities excl. SPIAs WLC

	(In thousands)

Balance, beginning of period	$1,409,472	575,096	5,677,217
Issuances	—	—	—
Premiums received	123,558	36,735	111,406
Policy charges	(67,640)	(73,963)	(30,821)
Surrenders and withdrawals	(70,530)	(51,998)	(626,389)
Benefit payments	(27,231)	(2,357)	(178,865)
Interest credited	40,540	10,847	55,278
Change in embedded derivative	31,719	5,871	(24,732)
Change in unearned revenue reserve	2,918	(181)	—
Other	(2,130)	4,233	(27,562)

Balance, end of period	1,440,676	504,283	4,955,532
Less reinsurance recoverable	—	—	(1,100,999)

Ending balance, net of reinsurance	$1,440,676	504,283	3,854,533

Weighted-average crediting rate	3.20%	1.90%	0.94%
Net amount at risk	$1,607	6,192	1,223,321
Cash surrender value	$1,227,401	468,654	4,715,780

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For The Year Ended December 31, 2022
Liability for Policyholder Account Balances	Domestic Universal Life	International Universal Life	Annuities excl. SPIAs WLC

	(In thousands)

Balance, beginning of period	$1,412,059	647,586	6,161,299
Issuances	—	—	—
Premiums received	146,901	41,596	229,141
Policy charges	(69,805)	(72,444)	(30,626)
Surrenders and withdrawals	(59,601)	(44,110)	(506,395)
Benefit payments	(24,275)	(2,463)	(217,126)
Interest credited	41,073	16,067	72,152
Change in embedded derivative	(43,582)	(13,005)	(10,524)
Change in unearned revenue reserve	6,346	(192)	—
Other	356	2,061	(20,704)

Balance, end of period	1,409,472	575,096	5,677,217
Less reinsurance recoverable	—	—	(1,246,648)

Ending balance, net of reinsurance	$1,409,472	575,096	4,430,569

Weighted-average crediting rate	3.33%	2.57%	1.15%
Net amount at risk	$1,630	7,126	1,136,627
Cash surrender value	$1,217,648	539,319	5,336,628

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For The Year Ended December 31, 2021
Liability for Policyholder Account Balances	Domestic Universal Life	International Universal Life	Annuities excl. SPIAs WLC

	(In thousands)

Balance, beginning of period	$1,222,694	677,900	6,477,443
Issuances	—	—	—
Premiums received	225,349	46,147	430,846
Policy charges	(76,147)	(68,800)	(28,643)
Surrenders and withdrawals	(47,483)	(47,644)	(580,270)
Benefit payments	(25,418)	(2,040)	(207,302)
Interest credited	89,508	36,902	155,783
Change in embedded derivative	10,565	(715)	(70,953)
Change in unearned revenue reserve	15,406	(191)	—
Other	(2,415)	6,027	(15,605)

Balance, end of period	1,412,059	647,586	6,161,299
Less reinsurance recoverable	—	—	(1,165,208)

Ending balance, net of reinsurance	$1,412,059	647,586	4,996,091

Weighted-average crediting rate	8.51%	5.74%	2.43%
Net amount at risk	$1,654	7,841	1,018,699
Cash surrender value	$1,173,871	589,569	5,714,358

The following table summarizes the Liability for policyholder account balances by line of business as of the end of the following periods.

	December 31,
	2023	2022	2021

	(In thousands)

Domestic universal life	$1,440,676	1,409,472	1,412,059
International universal life	504,283	575,096	647,586
Annuities excl. SPIAs with life contingencies	4,955,532	5,677,217	6,161,299

Total	$6,900,491	7,661,785	8,220,944

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums.

	December 31, 2023
	At Guaranteed Minimum	1-50 Basis Points Above	51-150 Basis Points Above	Greater Than 150 Basis Points Above	Total

	(In thousands)

Range of guaranteed minimum crediting rate:
Less than 2.00%	$1,719,079	2,786	14,915	99,732	1,836,512
2.00% - 2.99%	537,486	7,972	90,022	61,988	697,468
3.00% - 3.99%	412,389	37,068	2,678	28	452,163
4.00% and greater	380,852	—	—	38	380,890

Total	$3,049,806	47,826	107,615	161,786	3,367,033

	December 31, 2022
	At Guaranteed Minimum	1-50 Basis Points Above	51-150 Basis Points Above	Greater Than 150 Basis Points Above	Total

	(In thousands)

Range of guaranteed minimum crediting rate:
Less than 2.00%	$2,029,411	2,137	68,571	138,656	2,238,775
2.00% - 2.99%	473,195	7,730	96,916	—	577,841
3.00% - 3.99%	478,251	42,574	2,869	26	523,720
4.00% and greater	402,978	—	—	35	403,013

Total	$3,383,835	52,441	168,356	138,717	3,743,349

	December 31, 2021
	At Guaranteed Minimum	1-50 Basis Points Above	51-150 Basis Points Above	Greater Than 150 Basis Points Above	Total

	(In thousands)

Range of guaranteed minimum crediting rate:
Less than 2.00%	$2,033,101	11,274	127,015	107,794	2,279,184
2.00% - 2.99%	599,011	9,285	113,823	—	722,119
3.00% - 3.99%	576,692	47,300	2,869	25	626,886
4.00% and greater	420,860	9	—	33	420,902

Total	$3,629,664	67,868	243,707	107,852	4,049,091

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additional Liability for Benefits in Excess of Account Balances And Liability for Future Policy Benefits - The following table provides the balances and changes in insurance liabilities related to universal life and annuities that are in addition to the account balance, including annuitization benefits and death or other insurance benefits.

	For The Year Ended December 31, 2023
Additional Liability for Benefits in Excess of Account Balances and Liability for Future Policy Benefits	Domestic Universal Life	International Universal Life	Annuities

	(In thousands)

Balance, beginning of period	$63,804	46,402	38,502
Beginning balance before shadow reserve adjustments	63,804	46,402	38,502
Effect of changes in cash flow assumptions	1,870	6,055	(1,759)
Effect of actual variances from expected experience	5,617	(2,199)	707

Adjusted beginning of period balance	71,291	50,258	37,450
Issuances	—	—	—
Interest accrual	1,934	670	1,437
Assessments collected	21,055	10,004	(95)
Benefit payments	(21,998)	(9,592)	(1,472)
Derecognition (lapses and withdrawals)	—	—	—
Other	(41)	(1,454)	(10)

Ending balance before shadow reserve adjustments	72,241	49,886	37,310
Effect of shadow reserve adjustments	—	—	—

Balance, end of period	72,241	49,886	37,310
Less reinsurance recoverable, end of period	—	—	(37,301)

Net additional liability, after reinsurance recoverable	$72,241	49,886	9

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For The Year Ended December 31, 2022
Additional Liability for Benefits in Excess of Account Balances and Liability for Future Policy Benefits	Domestic Universal Life	International Universal Life	Annuities

	(In thousands)

Balance, beginning of period	$54,097	48,336	12,718
Beginning balance before shadow reserve adjustments	54,097	48,336	12,718
Effect of changes in cash flow assumptions	3,844	(18)	24,599
Effect of actual variances from expected experience	7,952	9,033	2,602

Adjusted beginning of period balance	65,893	57,351	39,919
Issuances	—	—	—
Interest accrual	2,167	1,250	976
Assessments collected	19,357	8,474	(108)
Benefit payments	(23,583)	(20,819)	(2,244)
Derecognition (lapses and withdrawals)	—	—	—
Other	(30)	146	(41)

Ending balance before shadow reserve adjustments	63,804	46,402	38,502
Effect of shadow reserve adjustments	—	—	—

Balance, end of period	63,804	46,402	38,502
Less reinsurance recoverable, end of period	—	—	(38,502)

Net additional liability, after reinsurance recoverable	$63,804	46,402	—

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For The Year Ended December 31, 2021
Additional Liability for Benefits in Excess of Account Balances and Liability for Future Policy Benefits	Domestic Universal Life	International Universal Life	Annuities

	(In thousands)

Balance, beginning of period	$45,136	63,046	11,192
Beginning balance before shadow reserve adjustments	45,136	63,046	11,192
Effect of changes in cash flow assumptions	415	(14,052)	1,876
Effect of actual variances from expected experience	6,595	(277)	(263)

Adjusted beginning of period balance	52,146	48,717	12,805
Issuances	—	—	—
Interest accrual	4,761	3,547	441
Assessments collected	14,780	8,526	681
Benefit payments	(17,687)	(10,565)	(1,198)
Derecognition (lapses and withdrawals)	—	—	—
Other	97	(1,889)	(11)

Ending balance before shadow reserve adjustments	54,097	48,336	12,718
Effect of shadow reserve adjustments	—	—	—

Balance, end of period	54,097	48,336	12,718
Less reinsurance recoverable, end of period	—	—	(12,718)

Net additional liability, after reinsurance recoverable	$54,097	48,336	—

The following table summarizes the Additional liability for benefits in excess of account balance by line of business as of the end of the following periods.

	December 31,
	2023	2022	2021

	(In thousands)

Domestic universal life	$72,241	63,804	54,097
International universal life	49,886	46,402	48,336
Annuities	37,310	38,502	12,718

Total	$159,437	148,708	115,151

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the amount of gross assessments and interest expense related to annuitization and death or other insurance benefits recognized in the Consolidated Statements of Earnings related to additional insurance liabilities.

	Years Ended December 31,
	2023		2022		2021

	Gross Assessments	Interest Expense	Gross Assessments	Interest Expense	Gross Assessments	Interest Expense

	(In thousands)

Domestic universal life	$59,241	1,934	56,572	2,167	44,743	4,761
International universal life	40,122	670	35,027	1,250	34,078	3,547
Annuities	(181)	1,437	(3,099)	976	8,254	441

Total	$99,182	4,041	88,500	4,393	87,075	8,749

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize balances and changes in the Liability for future policy benefits balance for traditional life contracts and single premium immediate annuities with life contingencies.

		For The Year Ended December 31, 2023
		Domestic Traditional Life	International Traditional Life	SPIAs With Life Contingency	ONL & Affiliates

		(In thousands)

Present value of expected net premiums	Balance, beginning of period	$260	33,998	—	402,745
	Beginning balance at original discount rate	660	35,907	—	494,962
	Effect of changes in cash flow assumptions	(325)	4,019	—	6,353
	Effect of actual variances from expected experience	(3,270)	(880)	—	(3,470)

	Adjusted beginning of period balance	(2,935)	39,046	—	497,845
	Issuances	—	—	—	10,028
	Interest accrual	(86)	1,511	—	15,951
	Net premium collected	143	(4,519)	—	(38,586)

	Ending balance at original discount rate	(2,878)	36,038	—	485,238
	Effect of changes in discount rate assumptions	(730)	(715)	—	(75,719)

	Balance, end of period	$(3,608)	35,323	—	409,519

Present value of expected future policy benefits	Balance, beginning of period	$70,165	99,168	191,817	975,999
	Beginning balance at original discount rate	62,865	100,929	215,542	1,291,914
	Effect of changes in cash flow assumptions	(824)	4,433	—	6,876
	Effect of actual variances from expected experience	(15,484)	(2,604)	4,005	(3,065)

	Adjusted beginning of period balance	46,557	102,758	219,547	1,295,725
	Issuances	—	—	12,306	9,905
	Interest accrual	3,515	5,480	7,096	40,460
	Benefit payments	(5,140)	(7,420)	(22,105)	(54,318)
	Derecognition (lapses and withdrawals)	—	—	(7,300)	—
	Other	98	(950)	366	(86)

	Ending balance at original discount rate	45,030	99,868	209,910	1,291,686
	Effect of changes in discount rate assumptions	7,328	1,080	(16,730)	(271,151)

	Balance, end of period	52,358	100,948	193,180	1,020,535

	Net liability for future policy benefits	55,966	65,625	193,180	611,016
	Less reinsurance recoverable	—	(149)	(160,735)	(26,404)

	Net liability for future policy benefits, after reinsurance	$55,966	65,476	32,445	584,612

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		For The Year Ended December 31, 2022
		Domestic Traditional Life	International Traditional Life	SPIAs With Life Contingencies	ONL & Affiliates

		(In thousands)

Present value of expected net premiums	Balance, beginning of period	$395	50,124	—	340,287
	Beginning balance at original discount rate	706	40,670	—	330,854
	Effect of changes in cash flow assumptions	—	—	—	169,179
	Effect of actual variances from expected experience	(33)	(1,455)	—	11,492

	Adjusted beginning of period	673	39,215	—	511,525
	Issuances	—	—	—	8,315
	Interest accrual	(2)	1,653	—	12,023
	Net premium collected	(11)	(4,961)	—	(36,901)

	Ending balance at original discount rate	660	35,907	—	494,962
	Effect of changes in discount rate assumptions	(400)	(1,909)	—	(92,217)

	Balance, end of period	$260	33,998	—	402,745

Present value of expected future policy benefits	Balance, beginning of period	$90,864	131,707	244,551	1,158,432
	Beginning balance at original discount rate	64,242	104,577	223,608	1,114,085
	Effect of changes in cash flow assumptions	—	—	172	175,122
	Effect of actual variances from expected experience	(548)	(4,582)	3,976	12,639

	Adjusted beginning of year balance	63,694	99,995	227,756	1,301,846
	Issuances	—	—	11,785	7,973
	Interest accrual	3,912	5,717	7,242	36,076
	Benefit payments	(4,812)	(4,163)	(23,151)	(53,852)
	Derecognition (lapses and withdrawals)	—	—	(8,386)	—
	Other	71	(620)	296	(129)

	Ending balance at original discount rate	62,865	100,929	215,542	1,291,914
	Effect of changes in discount rate assumptions	7,300	(1,761)	(23,725)	(315,915)

	Balance, end of period	70,165	99,168	191,817	975,999

	Net liability for future policy benefits	69,905	65,170	191,817	573,254
	Less reinsurance recoverable	(12,749)	(553)	(162,163)	(26,444)

	Net liability for future policy benefits, after reinsurance	$57,156	64,617	29,654	546,810

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		For The Year Ended December 31, 2021
		Domestic Traditional Life	International Traditional Life	SPIAs With Life Contingency	ONL & Affiliates

		(In thousands)

Present value of expected net premiums	Balance, beginning of period	$(1,699)	50,405	—	345,827
	Beginning balance at original discount rate	(943)	37,874	—	322,877
	Effect of changes in cash flow assumptions	—	—	—	—
	Effect of actual variances from expected experience	1,703	6,759	—	20,232

	Adjusted beginning of period balance	760	44,633	—	343,109
	Issuances	—	—	—	12,825
	Interest accrual	(38)	1,639	—	10,560
	Net premium collected	(16)	(5,602)	—	(35,640)

	Ending balance at original discount rate	706	40,670	—	330,854
	Effect of changes in discount rate assumptions	(311)	9,454	—	9,433

	Balance, end of period	$395	50,124	—	340,287

Present value of expected future policy benefits	Balance, beginning of period	$100,708	145,807	238,127	1,212,679
	Beginning balance at original discount rate	64,986	107,145	200,737	1,103,713
	Effect of changes in cash flow assumptions	—	—	—	—
	Effect of actual variances from expected experience	1,385	5,882	5,724	20,422

	Adjusted beginning of period balance	66,371	113,027	206,461	1,124,135
	Issuances	—	—	39,338	13,050
	Interest accrual	4,010	6,027	7,076	34,361
	Benefit payments	(6,501)	(15,058)	(22,173)	(57,386)
	Derecognition (lapses and withdrawals)	—	—	(6,840)	—
	Other	362	581	(254)	(75)

	Ending balance at original discount rate	64,242	104,577	223,608	1,114,085
	Effect of changes in discount rate assumptions	26,622	27,130	20,943	44,347

	Balance, end of period	90,864	131,707	244,551	1,158,432

	Net liability for future policy benefits	90,469	81,583	244,551	818,145
	Less reinsurance recoverable	(13,841)	(578)	(211,912)	(33,288)

	Net liability for future policy benefits, after reinsurance	$76,628	81,005	32,639	784,857

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the net Liability for future policy benefits by product line as of the end of the following periods.

	December 31,
	2023	2022	2021

	(In thousands)

Domestic traditional life	$55,966	69,905	90,469
International traditional life	65,625	65,170	81,583
SPIAs with life contingencies	193,180	191,817	244,551
ONL & Affiliates	611,016	573,254	818,145

Total	$925,787	900,146	1,234,748

The following tables summarize the amount of revenue and interest related to traditional life contracts and single premium immediate annuities with life contingencies recognized in the Consolidated Statements of Earnings.

	Years Ended December 31,
	2023		2022		2021

	Gross Assessments	Interest Expense	Gross Assessments	Interest Expense	Gross Assessments	Interest Expense

	(In thousands)

Domestic traditional life	$2,850	3,601	3,306	3,914	3,449	4,048
International traditional life	12,691	3,969	13,914	4,064	14,602	4,388
SPIAs with life contingencies	3,029	7,096	6,481	7,242	28,600	7,076
ONL & Affiliates	75,496	24,509	76,795	24,053	77,769	23,801

Total	$94,066	39,175	100,496	39,273	124,420	39,313

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the amount of undiscounted expected gross premiums and expected future benefits and expenses for traditional life contracts and single premium immediate annuities with life contingencies.

	December 31,
	2023		2022		2021

	Expected Future Gross Premiums	Expected Future Benefit Payments	Expected Future Gross Premiums	Expected Future Benefit Payments	Expected Future Gross Premiums	Expected Future Benefit Payments

	(In thousands)

Domestic traditional life	$27,108	81,124	32,785	106,571	35,514	111,321
International traditional life	159,119	219,305	159,576	220,427	167,925	230,266
SPIAs with life contingencies	—	279,656	—	286,190	—	295,199
ONL & Affiliates	1,402,220	2,271,180	1,428,318	2,266,662	975,109	1,702,837

Total	$1,588,447	2,851,265	1,620,679	2,879,850	1,178,548	2,339,623

The following tables summarize the annualized actual experience and expected experience for mortality and lapses of the Liability for future policy benefits and the Additional liability for benefits in excess of account balance.

	2023		2022		2021
	Actual Experience	Expected Experience	Actual Experience	Expected Experience	Actual Experience	Expected Experience

Mortality:
Domestic traditional life	11.88%	2.14%	1.32%	1.90%	1.55%	1.70%
Domestic universal life	1.52%	1.92%	1.30%	1.70%	1.83%	1.68%
International traditional life	0.22%	0.41%	0.21%	0.38%	0.61%	0.35%
International universal life	0.25%	0.25%	0.27%	0.24%	0.22%	0.23%
SPIAs with life contingencies	8.95%	9.25%	3.23%	3.14%	3.31%	3.22%
Annuities excl. SPIAs with life contingencies	2.70%	2.58%	3.04%	2.64%	2.65%	2.73%
ONL & Affiliates	1.01%	0.87%	0.94%	0.83%	0.95%	0.78%

	2023		2022		2021
	Actual Experience	Expected Experience	Actual Experience	Expected Experience	Actual Experience	Expected Experience

Lapses:
Domestic traditional life	4.86%	6.11%	6.55%	6.48%	5.75%	6.62%
Domestic universal life	5.68%	3.41%	4.95%	4.71%	4.81%	4.68%
International traditional life	8.59%	7.70%	8.78%	7.89%	7.82%	8.79%
International universal life	12.44%	6.87%	8.74%	7.10%	8.94%	6.54%
SPIAs with life contingencies	N/A	N/A	N/A	N/A	N/A	N/A
Annuities excl. SPIAs with life contingencies	6.83%	4.32%	4.21%	4.27%	4.78%	4.62%
ONL & Affiliates	4.10%	4.67%	3.80%	7.80%	3.63%	7.55%

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the weighted-average durations in years of the Liability for future policy benefits and the Additional liability for benefits in excess of account balance.

	December 31,
	2023	2022	2021

Domestic traditional life	8.0	8.0	8.0
Domestic universal life	8.1	8.1	8.1
International traditional life	8.0	8.0	8.0
International universal life	8.1	8.1	8.1
SPIAs with life contingencies	8.0	8.0	8.0
Annuities excl. SPIAs with life contingencies	6.6	6.6	6.6
ONL & Affiliates	22.0	22.0	22.0

The following table provides the weighted-average interest rates for the Liability for future policy benefits and the Additional liability for benefits in excess of account balance.

	December 31,
	2023		2022		2021

	Interest Accretion	Current Discount	Interest Accretion	Current Discount	Interest Accretion	Current Discount

Domestic traditional life	5.28%	4.65%	6.66%	5.05%	6.71%	2.15%
Domestic universal life	3.20%	3.20%	3.33%	3.33%	8.51%	8.51%
International traditional life	5.18%	4.65%	5.10%	5.05%	5.32%	2.15%
International universal life	1.90%	1.90%	2.57%	2.57%	5.74%	5.74%
SPIAs with life contingencies	3.48%	4.65%	3.35%	5.05%	3.27%	2.15%
Annuities excl. SPIAs with life contingencies	0.94%	0.94%	1.15%	1.15%	2.43%	2.43%
ONL & Affiliates	3.25%	5.15%	3.19%	5.50%	3.19%	2.90%

The Company realized actual-expected experience variances but made no changes to assumptions for the periods shown other than the interest rates employed for purposes of calculating discounted values.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) MARKET RISK BENEFITS

The following tables present the balances of and changes in market risk benefits associated with guaranteed minimum withdrawal benefits and guaranteed annuitization benefits. The Company does not have guaranteed minimum death benefits in its policies.

	For The Year Ended December 31, 2023
	Guaranteed Minimum Withdrawal Benefits	Guaranteed Annuitization Benefits

	(In thousands)

Balance, beginning of period	$97,552	69,466
Balance, beginning of period, before effect of changes in instrument-specific credit risk	97,552	69,466
Issuances	99	—
Interest accrual	—	—
Attributed fees collected	50,928	—
Benefit payments	—	—
Effect of changes in interest rates	27,833	(1,256)
Effect of changes in equity markets	—	—
Effect of changes in equity index volatility	—	—
Actual policyholder behavior different from expected behavior	(1,864)	—
Effect of changes in future expected policyholder behavior	(173)	—
Effect of changes in other future expected assumptions	—	—

Balance, end of period, before effect of changes in instrument-specific credit risk	174,375	68,210
Effect of changes in the instrument-specific credit risk	—	—

Balance, end of period	174,375	68,210
Less reinsurance recoverable, end of period	(7,587)	(68,582)

Balance, end of period, net of reinsurance	$166,788	(372)

Net amount at risk	$1,097,997	125,324
Weighted-average attained age of contract holders	69.8	68.0

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For The Year Ended December 31, 2022
	Guaranteed Minimum Withdrawal Benefits	Guaranteed Annuitization Benefits

	(In thousands)

Balance, beginning of period	$231,859	67,974
Balance, beginning of period, before effect of changes in instrument-specific credit risk	231,859	67,974
Issuances	426	—
Interest accrual	—	—
Attributed fees collected	54,608	—
Benefit payments	—	—
Effect of changes in interest rates	(185,265)	1,492
Effect of changes in equity markets	—	—
Effect of changes in equity index volatility	—	—
Actual policyholder behavior different from expected behavior	(4,076)	—
Effect of changes in future expected policyholder behavior	—	—
Effect of changes in other future expected assumptions	—	—

Balance, end of period, before effect of changes in instrument-specific credit risk	97,552	69,466
Effect of changes in the instrument-specific credit risk	—	—

Balance, end of period	97,552	69,466
Less reinsurance recoverable, end of period	1,115	(69,848)

Balance, end of period, net of reinsurance	$98,667	(382)

Net amount at risk	$1,008,692	127,935
Weighted-average attained age of contract holders	69.1	67.1

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For The Year Ended December 31, 2021
	Guaranteed Minimum Withdrawal Benefits	Guaranteed Annuitization Benefits

	(In thousands)

Balance, beginning of period	$228,230	73,371
Balance, beginning of period, before effect of changes in instrument-specific credit risk	228,230	73,371
Issuances	3,184	—
Interest accrual	—	—
Attributed fees collected	38,182	—
Benefit payments	—	—
Effect of changes in interest rates	(30,715)	(5,397)
Effect of changes in equity markets	—	—
Effect of changes in equity index volatility	—	—
Actual policyholder behavior different from expected behavior	(7,022)	—
Effect of changes in future expected policyholder behavior	—	—
Effect of changes in other future expected assumptions	—	—

Balance, end of period, before effect of changes in instrument-specific credit risk	231,859	67,974
Effect of changes in the instrument-specific credit risk	—	—

Balance, end of period	231,859	67,974
Less reinsurance recoverable, end of period	(1)	(68,237)

Balance, end of period, net of reinsurance	$231,858	(263)

Net amount at risk	$891,598	127,100
Weighted-average attained age of contract holders	68.7	66.4

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes Market risk benefits liability balances separately by amounts in an asset position and amounts in a liability position to the Market risk benefits liability amounts as of the end of the following periods.

	December 31, 2023
	Asset	Liability	Net liability

	(In thousands)

Guaranteed minimum withdrawal benefit	$30,819	205,194	174,375
Guaranteed annuitization benefits	—	68,210	68,210

Balance, end of period	$30,819	273,404	242,585

	December 31, 2022
	Asset	Liability	Net liability

	(In thousands)

Guaranteed minimum withdrawal benefit	$48,759	146,311	97,552
Guaranteed annuitization benefits	—	69,466	69,466

Balance, end of period	$48,759	215,777	167,018

	December 31, 2021
	Asset	Liability	Net liability

	(In thousands)

Guaranteed minimum withdrawal benefit	$7,532	239,391	231,859
Guaranteed annuitization benefits	—	67,974	67,974

Balance, end of period	$7,532	307,365	299,833

For the periods shown, there were no notable changes made to the inputs to the fair value estimates of market risk benefit calculations other than the interest rates employed for purposes of calculating fair value.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10)  SEGMENT AND OTHER OPERATING INFORMATION

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of segment information is provided below.

	Domestic Life Insurance	International Life Insurance	Annuities	ONL & Affiliates	All Others	Totals

	(In thousands)

2023:
Selected Balance Sheet Items:
Deferred transaction costs	$183,132	147,906	418,525	147,902	—	897,465
Market risk benefit asset	—	—	30,819	—	—	30,819
Total segment assets	1,918,435	828,186	7,501,928	1,012,445	334,722	11,595,716
Future policyholder obligations	1,581,808	606,870	5,186,021	611,016	—	7,985,715
Market risk benefit liability	—	—	273,404	—	—	273,404
Other policyholder liabilities	24,406	13,652	91,456	14,252	—	143,766
Funds withheld liability	—	—	1,195,413	—	—	1,195,413

Condensed Income Statements:
Premiums and contract revenues	$52,201	84,774	20,581	74,679	—	232,235
Net investment income	89,144	27,621	226,330	33,216	33,614	409,925
Other revenues	32	15	7,527	10,978	16,779	35,331

Total revenues	141,377	112,410	254,438	118,873	50,393	677,491

Life and other policy benefits	20,319	11,465	25,558	60,306	—	117,648
Policy benefit remeasurement (gain)/loss	1,370	6,469	—	521	—	8,360
Market risk benefits expense	—	—	68,130	—	—	68,130
Amortization of deferred transaction costs	13,141	16,040	44,698	9,456	—	83,335
Universal life and annuity contract interest	73,287	21,369	10,340	—	—	104,996
Other operating expenses	39,194	31,760	86,744	20,804	12,694	191,196
Federal income taxes	(1,887)	8,046	6,031	5,648	11,987	29,825
Total expenses	145,424	95,149	241,501	96,735	24,681	603,490

Segment earnings (loss)	$(4,047)	17,261	12,937	22,138	25,712	74,001

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Domestic Life Insurance	International Life Insurance	Annuities	ONL & Affiliates	All Others	Totals

	(In thousands)

2022:
Selected Balance Sheet Items:
Deferred transaction costs	$179,193	163,438	470,120	153,257	—	966,008
Market risk benefit asset	—	—	48,759	—	—	48,759
Total segment assets	1,803,876	889,022	8,270,315	994,318	335,343	12,292,874
Future policyholder obligations	1,553,624	675,786	5,907,974	573,255	—	8,710,639
Market risk benefit liability	—	—	215,777	—	—	215,777
Other policyholder liabilities	25,596	15,560	118,615	15,318	—	175,089
Funds withheld liability	—	—	1,333,036	—	—	1,333,036

Condensed Income Statements:
Premiums and contract revenues	$55,482	78,044	19,490	76,042	—	229,058
Net investment income	17,259	4,671	226,746	29,198	21,766	299,640
Other revenues	93	71	6,236	11,539	7,042	24,981

Total revenues	72,834	82,786	252,472	116,779	28,808	553,679

Life and other policy benefits	18,676	13,977	37,241	58,760	—	128,654
Policy benefit remeasurement (gain)/loss	3,843	(18)	93	5,909	—	9,827
Market risk benefits expense	—	—	(135,749)	—	—	(135,749)
Amortization of deferred transaction costs	12,267	17,294	47,199	11,842	—	88,602
Universal life and annuity contract interest	3,230	(4,322)	23,932	—	—	22,840
Other operating expenses	30,846	22,146	56,999	19,579	6,247	135,817
Federal income taxes	815	6,915	45,694	4,146	4,627	62,197
Total expenses	69,677	55,992	75,409	100,236	10,874	312,188

Segment earnings	$3,157	26,794	177,063	16,543	17,934	241,491

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Domestic Life Insurance	International Life Insurance	Annuities	ONL & Affiliates	All Others	Totals

	(In thousands)

2021:
Selected Balance Sheet Items:
Deferred transaction costs	$171,195	179,972	534,559	160,697	—	1,046,423
Market risk benefits asset	—	—	7,532	—	—	7,532
Total segment assets	1,928,516	1,054,842	9,162,638	1,111,505	356,716	13,614,217
Future policyholder obligations	1,569,436	764,818	6,418,445	818,144	—	9,570,843
Market risk benefits liability	—	—	307,365	—	—	307,365
Other policyholder liabilities	20,950	14,268	82,650	16,470	—	134,338
Funds withheld liability	—	—	1,485,267	—	—	1,485,267

Condensed Income Statements:
Premiums and contract revenues	$51,479	80,914	47,790	77,086	—	257,269
Net investment income	91,977	54,204	367,286	26,989	22,074	562,530
Other revenues	105	85	5,384	12,653	4,087	22,314

Total revenues	143,561	135,203	420,460	116,728	26,161	842,113

Life and other policy benefits	24,395	23,689	51,986	57,760	—	157,830
Policy benefit remeasurement (gain)/loss	415	(14,052)	—	—	—	(13,637)
Market risk benefits expense	—	—	3,645	—	—	3,645
Amortization of deferred transaction costs	13,417	18,762	49,372	14,235	—	95,786
Universal life and annuity contract interest	77,475	45,747	45,391	—	—	168,613
Other operating expenses	25,959	20,679	53,818	20,243	5,913	126,612
Federal income taxes (benefit)	392	8,335	44,639	4,991	4,180	62,537
Total expenses	142,053	103,160	248,851	97,229	10,093	601,386

Segment earnings	$1,508	32,043	171,609	19,499	16,068	240,727

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciliations of segment information to the Company's Consolidated Financial Statements are provided below.

	Years Ended December 31,
	2023	2022	2021

	(In thousands)

Premiums and Other Revenues:
Premiums and contract revenues	$232,235	229,058	257,269
Net investment income	409,925	299,640	562,530
Other revenues	35,331	24,981	22,314
Net realized investment gains	25,859	6,355	14,950

Total consolidated premiums and other revenues	$703,350	560,034	857,063

	Years Ended December 31,
	2023	2022	2021

	(In thousands)

Federal Income Taxes:
Total segment Federal income taxes	$29,825	62,197	62,537
Taxes on net realized investment gains	5,430	1,335	3,140

Total consolidated Federal income taxes	$35,255	63,532	65,677

	Years Ended December 31,
	2023	2022	2021

	(In thousands)

Net Earnings:
Total segment earnings	$74,001	241,491	240,727
Net realized investment gains, net of taxes	20,429	5,020	11,810

Total consolidated net earnings	$94,430	246,511	252,537

	December 31,
	2023	2022	2021

	(In thousands)

Assets:
Total segment assets	$11,595,716	12,292,874	13,614,217
Other unallocated assets	654,899	490,071	911,397

Total consolidated assets	$12,250,615	12,782,945	14,525,614

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(B)  Geographic Information

A portion of the Company's premiums and contract revenues are from international policies with residents of countries other than the United States. Premiums and contract revenues detailed by country are provided below.

	Years Ended December 31,
	2023	2022	2021

	(In thousands)

United States	$166,824	162,991	192,758
Brazil	21,879	21,043	20,535
Taiwan	12,273	11,566	10,954
Peru	8,992	8,543	8,635
Venezuela	7,713	8,090	8,560
Colombia	6,362	6,209	6,504
Other foreign countries	33,708	37,096	34,159

Revenues, excluding reinsurance premiums	257,751	255,538	282,105
Reinsurance premiums	(25,516)	(26,480)	(24,836)

Total premiums and contract revenues	$232,235	229,058	257,269

Premiums and contract revenues are attributed to countries based on the location of the policyholder. All premiums from international policies are renewal premiums. The Company has no significant assets, other than certain limited financial instruments, located in countries other than the United States.

(C)  Major Agency Relationships

A portion exceeding 10% of National Western's annual annuity sales has been sold through one or more of its top independent marketing agencies in recent years. Business from three top agencies accounted for approximately 12%, 12%, and 10% of annuity sales, respectively, in 2023. In 2023, one domestic independent marketing agency exceeded 10% of total Domestic Life sales accounting for 56%. Ozark National did not have a single distributor accounting for 10% or more of its sales in 2023.

(11)  STATUTORY INFORMATION

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of direct premiums and deposits collected is provided below.

	Years Ended December 31,
	2023	2022	2021

	(In thousands)

Annuity deposits	$114,921	236,931	462,632
Universal life insurance deposits	160,072	187,987	270,717
Traditional life and other premiums	90,584	94,379	96,429

Totals	$365,577	519,297	829,778

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

8. Beginning January 1, 2022, derivative investments are accounted for under a Colorado statutory permitted practice in which index option derivatives are recorded at amortized cost; under GAAP, index option derivatives are carried at fair value.

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

	2023	2022	2021

	(In thousands)

National Western Life Insurance Company:
Net gain from operations before Federal and foreign income taxes	$112,263	72,793	85,440

Net income	$91,985	67,888	63,476

Unassigned surplus	$1,620,959	1,500,445	1,536,112

Capital and surplus	$1,665,023	1,544,509	1,580,176

Ozark National Life Insurance Company:
Net gain from operations before Federal and foreign income taxes	$30,188	26,926	23,103

Net income	$24,266	21,629	28,183

Unassigned surplus	$122,813	99,089	77,806

Capital and surplus	$150,768	127,043	105,761

(12)  EARNINGS PER SHARE

Basic earnings per share of common stock are computed by dividing net earnings available to each class of common stockholders on an as if distributed basis by the weighted-average number of common shares outstanding for the period. Diluted earnings per share, by definition, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, that then shared in the distributed earnings of each class of common stock. U.S. GAAP requires a two-class presentation for the Company’s two classes of common stock (refer to Note (15) Information Regarding Controlling Stockholder). The Company currently has no share-based compensation awards outstanding that could be redeemed for shares of common stock.

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

	Years Ended December 31,
	2023		2022		2021

	Class A	Class B	Class A	Class B	Class A	Class B

	(In thousands except per share amounts)

Numerator for Basic and Diluted Earnings Per Share:
Net earnings	$94,430		246,511		252,537
Dividends – Class A shares	(1,237)		(1,237)		(1,237)
Dividends – Class B shares	(36)		(36)		(36)

Undistributed earnings	$93,157		245,238		251,264

Allocation of net earnings:
Dividends	$1,237	36	1,237	36	1,237	36
Allocation of undistributed earnings	90,522	2,635	238,303	6,935	244,158	7,106

Net earnings	$91,759	2,671	239,540	6,971	245,395	7,142

Denominator:
Basic earnings per share - weighted-average shares	3,436	200	3,436	200	3,436	200
Effect of dilutive stock options	—	—	—	—	—	—

Diluted earnings per share - adjusted weighted-average shares for assumed conversions	3,436	200	3,436	200	3,436	200

Basic earnings per share	$26.71	13.35	69.71	34.86	71.42	35.71

Diluted earnings per share	$26.71	13.35	69.71	34.86	71.42	35.71

As previously described in Note (1) Summary of Significant Accounting Policies, the results for the years ended December 31, 2022 and 2021 have been restated for the adoption of ASU 2018-12. Accordingly, the earnings per share information presented in the table above for these periods has been updated and differs from that previously reported.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13)  COMPREHENSIVE INCOME

GAAP guidance requires that all items recognized under accounting standards as components of comprehensive income (loss) be reported in a financial statement that is displayed with the same prominence as other financial statements. This guidance requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income (loss) separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This guidance affects the Company's reporting presentation of certain items such as foreign currency translation adjustments, unrealized gains and losses on investment securities, LDTI liabilities for future policy benefits and market risk benefits, and benefit plan liabilities. These items are reflected as components of other comprehensive income (loss), net of taxes, as reported in the accompanying Consolidated Financial Statements.

Components of other comprehensive income (loss) for 2023, 2022 and 2021 and the related tax effect are detailed below.

	Amounts Before Taxes	Tax (Expense) Benefit	Amounts Net of Taxes

	(In thousands)

2023:
Unrealized gains (losses) on available-for-sale securities:
Net unrealized holding gains (losses) arising during period	$221,040	(46,418)	174,622
Reclassification adjustment for net amounts included in net earnings	(227)	47	(180)

Net unrealized gains (losses) on securities	220,813	(46,371)	174,442

Effect of discount rate changes on liability for future policy benefits	(31,418)	6,598	(24,820)
Foreign currency translation adjustments	99	(21)	78
Benefit plan liability adjustment	7,527	(1,581)	5,946

Other comprehensive income (loss)	$197,021	(41,375)	155,646

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Amounts Before Taxes	Tax (Expense) Benefit	Amounts Net of Taxes

	(In thousands)

2022:
Unrealized gains (losses) on available-for-sale securities:
Net unrealized holding gains (losses) arising during period	$(1,286,711)	270,209	(1,016,502)
Reclassification adjustment for net amounts included in net earnings	(5,111)	1,073	(4,038)

Net unrealized gains (losses) on securities	(1,291,822)	271,282	(1,020,540)

Effect of discount rate changes on liability for future policy benefits	292,180	(61,358)	230,822
Foreign currency translation adjustments	534	(112)	422
Benefit plan liability adjustment	16,997	(3,569)	13,428

Other comprehensive income (loss)	$(982,111)	206,243	(775,868)

	Amounts Before Taxes	Tax (Expense) Benefit	Amounts Net of Taxes

	(In thousands)

2021:
Unrealized gains (losses) on available-for-sale securities:
Net unrealized holding gains (losses) arising during period	$(415,312)	87,216	(328,096)
Reclassification adjustment for net amounts included in net earnings	(16,372)	3,438	(12,934)

Net unrealized gains (losses) on securities	(431,684)	90,654	(341,030)

Effect of discount rate changes on liability for future policy benefits	67,752	(14,228)	53,524
Foreign currency translation adjustments	1	—	1
Benefit plan liability adjustment	16,543	(3,474)	13,069

Other comprehensive income (loss)	$(347,388)	72,952	(274,436)

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14)  STOCKHOLDERS' EQUITY

(A)  Changes in Common Stock Shares Outstanding

Changes in shares of common stock outstanding are provided below.

	Years Ended December 31,
	2023	2022	2021

	(In thousands)

Common stock shares outstanding:
Shares outstanding at beginning of year	$3,636	3,636	3,636
Shares exercised under stock option plan	—	—	—

Shares outstanding at end of year	$3,636	3,636	3,636

As of December 31, 2023, there were no outstanding stock options. Furthermore, under the terms of all outstanding stock appreciation rights, restricted stock units and performance stock units, all such awards are settled only in cash. Accordingly, no shares of Class A Common Stock are issuable under the terms of such awards.

(B)  Dividend Restrictions

National Western is restricted by state insurance laws as to dividend amounts which may be paid to stockholders without prior approval from the Colorado Division of Insurance. The restrictions are based on the lesser of statutory earnings from operations, excluding capital gains, or 10% of statutory surplus of National Western as of the previous year-end. Under these guidelines, the maximum dividend payment which may be made without prior approval in 2024 is $70.5 million.

As the sole owner of National Western, all dividends declared by National Western are payable entirely to NWLGI and are eliminated in consolidation. During 2023, the Board of Directors of National Western declared ordinary cash dividends totaling $5.0 million which were paid to NWLGI during the year. During 2022, the Board of Directors of National Western declared ordinary cash dividends totaling $2.0 million which were also paid to NWLGI during the year.

Ozark National is similarly restricted under the state insurance laws of Missouri as to dividend amounts which may be paid to stockholders without prior approval to the greater of 10% of the statutory surplus of Ozark National from the preceding year-end or the company's net gain from operations, excluding capital gains, from the prior calendar year. Based upon this restriction, the maximum dividend payment which may be made in 2024 without prior approval is $24.3 million.

All dividends declared by Ozark National are payable entirely to NWLIC as the sole owner and are eliminated in consolidation. Ozark National did not declare or pay cash dividends to NWLIC during the years ended December 31, 2023 and 2022.

NIS is restricted under FINRA rules as to maximum dividend amounts that can be paid out to stockholders. Maximum allowable dividend amounts are determined based on calculations which require that certain net capital thresholds be maintained after dividends are paid out. Under these guidelines, the maximum dividend payment which may be made as of December 31, 2023 was $5.6 million. In the year ended December 31, 2023, NIS declared and made dividend payments of $12.0 million to NWLGI which were eliminated in consolidation. No dividends were declared or paid in the year ended December 31, 2022.

On October 26, 2023, the Board of Directors of NWLGI declared a cash dividend to stockholders on record as of November 6, 2023 which was paid December 1, 2023. The dividends approved were $0.36 per common share to Class A stockholders and $0.18 per common share to Class B stockholders. A dividend in the same amounts per share on Class A and Class B shares was declared in October 2022 and paid in December of 2022.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company entered into an agreement and plan of merger on October 8, 2023 with S. USA Life Insurance Company, Inc. and PGH Merger Inc. At the effective time of the merger, each issued and outstanding share of Class A Common Stock and Class B Common Stock will be converted into the right to receive $500.00 per share in cash, without interest.

(C)  Regulatory Capital Requirements

The Colorado Division of Insurance and Missouri Department of Commerce and Insurance impose minimum risk-based capital requirements on insurance companies that were developed by the National Association of Insurance Commissioners ("NAIC"). The formulas for determining the amount of risk-based capital ("RBC") specify various weighting factors that are applied to statutory financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of a company's regulatory total adjusted capital to its authorized control level RBC, as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. National Western's current authorized control level RBC of $115.1 million is significantly below its regulatory total adjusted capital of $1.8 billion. In addition, Ozark National's regulatory total adjusted capital of $155.8 million is also materially greater than its current authorized control level RBC of $7.9 million.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PSU awards covering the three year measurement period ended December 31, 2022 were paid out in the first quarter of 2023. The performance factor during the measurement period used to determine compensation payouts was 74.54% of the pre-defined metric target.

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

The following table shows all grants issued to officers and directors for the twelve months ended December 31, 2023 and 2022. These grants were made based upon the 20-day moving average closing market price of the Class A Common Stock at the grant date.

	Years Ended
	December 31, 2023		December 31, 2022

	Officers	Directors	Officers	Directors

SARs	—	—	113,127	—
RSUs	—	2,170	7,591	3,710
PSUs	—	—	5,989	—

The grant price of Officer awards was $220.61 in 2022. The grant prices of Director awards were $207.84 in 2022 and $384.26 in 2023.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company uses the current fair value method to measure compensation costs for awards granted under the share-based plans. As of December 31, 2023 and 2022, the liability balance for these plans was $64.8 million and $20.5 million, respectively. The Company establishes its liability balance for share-based plans and recognizes related compensation cost over the graded vesting periods of each individual award. Under the terms of the merger agreement described above, all outstanding unvested share-based awards would fully vest at the closing date of the merger agreement which is currently expected to occur sometime in the first half of the 2024 calendar year. In the Merger, all outstanding shares of Class A Common Stock and Class B Common Stock will be converted into the right to receive $500.00 per share in cash, without interest. As a result, the liability balance and expense amortization for all awards outstanding at December 31, 2023 has been calculated assuming an ultimate amortization ending date of June 30, 2024 and a stock price of $500.00 per share. Fair value of SARs was previously calculated using the Black-Scholes option pricing model and has been updated at December 31, 2023 to reflect a fair value per share equivalent to the spread (above grant price) with an assumed $500.00 stock price.

A summary of awards by type and related activity is detailed below.

Options Outstanding
	Shares Available For Issuance Pursuant to Grants	Shares	Weighted-Average Exercise Price

Stock Options:
Balance at January 1, 2023	291,000	—	$—
Exercised	—	—	$—
Forfeited	—	—	$—
Expired	—	—	$—
Stock options granted	—	—	$—

Balance at December 31, 2023	291,000	—	$—

	Liability Awards
	SARs	RSUs	PSUs

Other Share/Unit Awards:
Balance at January 1, 2023	286,589	21,861	24,845
Exercised	(68,595)	(9,088)	(6,066)
Forfeited	(5,927)	(689)	(335)
Granted	—	2,170	—

Balance at December 31, 2023	212,067	14,254	18,444

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

The total intrinsic value of share-based compensation exercised and paid was $22.5 million, $2.6 million, and $4.1 million for the years ended December 31, 2023, 2022, and 2021, respectively. The total fair value of SARs, RSUs, and PSUs vested during the years ended December 31, 2023, 2022, and 2021 was $28.8 million, $7.7 million, and $3.7 million, respectively. No cash amounts were received from the exercise of stock options under the Plans during the periods reported on.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about SARs outstanding at December 31, 2023.

	SARs Outstanding
	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable

Exercise prices:
$216.48	3,529	2.1 years	3,529
$311.16	6,913	3.1 years	6,913
$334.34	6,433	4.0 years	6,433
$303.77	7,493	5.0 years	7,493
$252.91	11,046	6.0 years	11,046
$192.10	25,588	6.9 years	25,588
$218.44	48,720	8.0 years	29,037
$220.61	102,345	9.0 years	29,254
Totals	212,067		119,293

Aggregate intrinsic value (in thousands)	$57,762		$31,799

The aggregate intrinsic value in the table above is based on the price of $500.00 per share agreed upon in the Merger Agreement described above.

In estimating the fair value of SARs outstanding at December 31, 2022, the Company employed the Black-Scholes option pricing model with assumptions as detailed below.

December 31, 2022

Expected term	0.9 to 6.7 years
Expected volatility weighted-average	36.18%
Expected dividend yield	0.13%
Risk-free rate weighted-average	4.19%

The Company reviewed the contractual term relative to the SARs as well as perceived future behavior patterns of exercise. Volatility is based on the Company’s historical volatility over the expected term of the SARs by expected exercise date.

The pre-tax compensation expense/(benefit) recognized in the Consolidated Financial Statements related to these plans was $66.8 million, $15.2 million, and $5.8 million for the years ended December 31, 2023, 2022 and 2021, respectively. The related tax (benefit)/expense recognized was $(14.0) million, $(3.2) million, and $(1.2) million for the years ended December 31, 2023, 2022 and 2021, respectively.

For the years ended December 31, 2023, 2022 and 2021, the total pre-tax compensation expense related to nonvested share-based awards not yet recognized was $11.2 million, $27.4 million, and $11.9 million, respectively. The December 31, 2023 amount is expected to be recognized over a weighted-average period of 0.5 years.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15)  INFORMATION REGARDING CONTROLLING STOCKHOLDER

Prior to his death on November 7, 2023, Robert L. Moody, Sr., the Chairman Emeritus of the Company, was the controlling stockholder of the Company because he controlled, through the Moody Revocable Trust, 99.0% of the 200,000 aggregate outstanding shares of the Company's Class B Common Stock. Under the terms of the Moody Revocable Trust, the shares of Class B Common Stock held by the Moody Revocable Trust pass to Three R Trust, a trust created by Robert L. Moody Sr. for the benefit of his children and their lineal descendants. The trustee of the Moody Revocable Trust, however, is authorized to retain trust properties, including the shares of Class B Common Stock, for as long as is necessary to administer the trust and Robert L. Moody Sr.'s estate, including the payment of debts, expenses and taxes. Therefore, upon Robert L. Moody, Sr.'s death, Three R Trust acquired beneficial ownership of the shares of Class B Common Stock held by the Moody Revocable Trust. However, legal title will remain with the Moody Revocable Trust for the foreseeable future. Therefore, until the transfer of legal title to Three R Trust, Moody National Bank (as trustee of the Moody Revocable Trust) retains the voting power with respect to those shares of Class B Common Stock.

The shares of Class B Common Stock owned by the Moody Revocable Trust represent 5.45% of the total number of outstanding shares of the Company. Holders of the Company's Class A Common Stock elect one-third of the Board of Directors of the Company (rounded up to the nearest whole number if not evenly divisible by three), and holders of the Class B Common Stock elect the remainder. Any cash or in-kind dividends paid on each share of Class B Common Stock are limited to one-half of the cash or in-kind dividends paid on each share of Class A Common Stock. In the event of liquidation of the Company by dissolution, the holders of Class A Common Stock will receive the par value of their shares; then the holders of Class B Common Stock will receive the par value of their shares; and the remaining net assets of the Company shall be divided between the stockholders of both Class A Common Stock and Class B Common Stock based upon the number of shares held. The approval of the holders of two-thirds of the outstanding Class A Common Stock is required to modify these dividend and liquidation provisions. Except as described above in this paragraph, on all matters submitted to the Company's stockholders other than the election or removal of directors, the holders of Class A Common Stock and Class B Common Stock vote together as a single class, with each share entitled to one vote.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16)  PENSION AND OTHER POSTRETIREMENT PLANS

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

Obligations and Funded Status

	December 31,
	2023	2022

	(In thousands)

Changes in projected benefit obligations:
Projected benefit obligations at beginning of year	$16,977	22,056
Service cost	108	131
Interest cost	798	581
Actuarial (gain) loss	(39)	(4,217)
Benefits paid	(1,505)	(1,574)

Projected benefit obligations at end of year	16,339	16,977

Changes in plan assets:
Fair value of plan assets at beginning of year	18,510	23,241
Actual return on plan assets	3,156	(3,407)
Contributions	—	250
Benefits paid	(1,505)	(1,574)

Fair value of plan assets at end of year	20,161	18,510

Funded status at end of year	$3,822	1,533

The service cost shown above for each year represents plan expenses expected to be paid out of plan assets. Under the clarified rules of the Pension Protection Act, plan expenses paid from plan assets are to be included in the plan's service cost component.

The Projected Benefit Obligation decreased in 2023 due to the following:
•An experience gain of approximately $279,000 due to census demographics.
•An experience loss of approximately $13,000 due to the difference in expected and actual benefit payments.
•An experience loss of approximately $227,000 due to the decrease in the discount rate from 5.00% to 4.75%.

The Projected Benefit Obligation decreased in 2022 from the previous year due to the following:
•An experience gain of approximately $177,000 due to census demographics.
•An experience loss of approximately $48,000 due to the difference in expected and actual benefit payments.
•An experience gain of approximately $4,088,000 due to the increase in the discount rate from 2.75% to 5.00%.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2023	2022

	(In thousands)

Amounts recognized in the Company's Consolidated Financial Statements:
Assets	$3,822	1,533
Liabilities	—	—

Net amount recognized	$3,822	1,533

Amounts recognized in accumulated other comprehensive income (loss):
Net (gain) loss	$2,040	4,273
Prior service cost	—	—

Net amount recognized	$2,040	4,273

The accumulated benefit obligation was $16.3 million and $17.0 million at December 31, 2023 and 2022, respectively.

Components of Net Periodic Benefit Cost

	Years Ended December 31,
	2023	2022	2021

	(In thousands)

Components of net periodic benefit costs:
Interest cost	$798	581	528
Service cost	108	131	119
Expected return on plan assets	(1,241)	(1,575)	(1,425)
Amortization of net loss (gain)	279	134	539

Net periodic benefit cost	(56)	(729)	(239)

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net loss (gain)	(1,954)	765	(2,645)
Amortization of net loss (gain)	(279)	(134)	(539)

Total recognized in other comprehensive income (loss)	(2,233)	631	(3,184)

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(2,289)	(98)	(3,423)

The components of net periodic benefit cost including service cost are reported in "Other operating expenses" in the Consolidated Statement of Earnings.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumptions

	December 31,
	2023	2022

Weighted-average assumptions used to determine benefit obligations:
Discount rate	4.75%	5.00%
Rate of compensation increase	n/a	n/a

	Years ended December 31,
	2023	2022	2021

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	5.00%	2.75%	2.25%
Expected long-term return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	n/a	n/a	n/a

The assumed long-term rate of return on plan assets is generally set at the rate expected to be earned based on the long-term investment policy of the plan and the various classes of invested funds, based on the input of the plan’s investment advisors and consulting actuary and the plan’s historic rate of return. As of December 31, 2023, the plan’s average 5-year and inception-to-date returns were 11.11% and 6.70%, respectively.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Plan Assets

As discussed in Note (4) Fair Values of Financial Instruments, GAAP defines fair value and establishes a framework for measuring fair value of financial assets. Using this guidance, the Company has categorized its pension plan assets into the three level fair value hierarchy, based on the priority of inputs to the valuation process. The fair value hierarchy classifications are reviewed annually. Reclassification of certain financial assets and liabilities may result based on changes in the observability of valuation attributes. The following tables set forth the Company’s pension plan assets within the fair value hierarchy as of December 31, 2023 and 2022.

	December 31, 2023
	Total	Level 1	Level 2	Level 3

	(In thousands)

Cash and cash equivalents	$963	963	—	—
Equity securities:
Domestic	12,222	12,222	—	—
International	103	103	—	—
Debt securities:
U.S. government agencies	499	—	499	—
Corporate bonds	6,374	—	6,374	—

Total	$20,161	13,288	6,873	—

	December 31, 2022
	Total	Level 1	Level 2	Level 3

	(In thousands)

Cash and cash equivalents	$787	787	—	—
Equity securities:
Domestic	11,533	11,533	—	—
International	117	117	—	—
Debt securities:
U.S. government agencies	601	—	601	—
Corporate bonds	5,471	—	5,471	—
Other invested assets	1	1	—	—

Total	$18,510	12,438	6,072	—

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The plan’s weighted-average asset allocations by asset category have been as follows:

	December 31,
	2023	2022	2021

Asset Category:
Equity securities	61%	63%	68%
Debt securities	34%	33%	28%
Cash and cash equivalents	5%	4%	4%

Total	100%	100%	100%

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

Pension plan assets are a highly diversified portfolio. The 95% of pension assets not invested in cash is allocated among 244 different investments, with no single issuer representing more than 5.0% of the fair value of the portfolio. The investment policy statement sets forth the following acceptable ranges for each asset's class.

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

Contributions

National Western expects to contribute $0 to the plan during 2024. Additional amounts may be contributed at NWLIC's discretion. The plan’s funding status is reviewed periodically throughout the year by National Western’s Pension Plan Committee. NWLIC intends to contribute at least the minimum amounts necessary for tax compliance and to maintain an Adjusted Funding Target Attainment Percentage ("AFTAP") of over 80% to meet the Pension Protection Act Plan’s threshold.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2024	$1,461
2025	1,515
2026	1,390
2027	1,400
2028	1,386
2029-2033	6,013

National Western also sponsors three non-qualified defined benefit pension plans. The first plan covers certain senior officers and provides benefits based on the participants' years of service and compensation. The primary pension obligations and administrative responsibilities of the plan are maintained by a pension administration firm, which is a subsidiary of American National Group, Inc. ("American National"), previously a related party. In the second quarter of 2022, American National was acquired by Brookfield Asset Management Reinsurance Partners Ltd. (subsequently renamed Brookfield Reinsurance Ltd.) and is therefore no longer a related party of National Western. American National (subsequently reorganized as a Limited Liability Corporation) has guaranteed the payment of pension obligations under the plan. However, the Company has a contingent liability with respect to the plan should these entities be unable to meet its obligations under the existing agreements. Also, NWLGI has a contingent liability with respect to the plan in the event that a plan participant continues employment with National Western beyond age seventy, the aggregate average annual participant salary increases exceed 10% per year, or any additional employees become eligible to participate in the plan. If any of these conditions are met, NWLGI would be responsible for any additional pension obligations resulting from these items. Amendments were made to this plan to allow an additional employee to participate and to change the benefit formula for Robert L. Moody, Sr., who was then Chairman of the Company. As previously mentioned, these additional obligations are a liability to the Company. Effective December 31, 2004, this plan was frozen with respect to the continued accrual of benefits of the then Chairman and Ross R. Moody (then President of the Company) in order to comply with law changes under the American Jobs Creation Act of 2004 ("Act").

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A detail of plan disclosures related to the amendments of the original plan and the additional two plans is provided below:

Obligations and Funded Status

	December 31,
	2023	2022

	(In thousands)

Changes in projected benefit obligations:
Projected benefit obligations at beginning of year	$31,522	44,448
Service cost	816	1,038
Interest cost	1,635	1,114
Actuarial (gain) loss	(5,136)	(13,096)
Benefits paid	(1,816)	(1,982)

Projected benefit obligations at end of year	27,021	31,522

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Contributions	1,816	1,982
Benefits paid	(1,816)	(1,982)

Fair value of plan assets at end of year	—	—

Funded status at end of year	$(27,021)	(31,522)

The Projected Benefit Obligation decreased in 2023 due to the following:
•An experience loss of approximately $2,176,000 due to census demographics different than assumed including changes in compensation different than assumed.
•An experience gain of approximately $8,292,000 due to the death of a participant.
•An experience gain of approximately $165,000 due to the difference in expected and actual benefit payments.
•An experience loss of approximately $1,145,000 due to the decrease in the discount rate from 5.00% to 4.75%.

The Projected Benefit Obligation decreased in 2022 from the prior year due to the following:
•An experience gain of approximately $2,956,000 due to census demographics different than assumed including changes in compensation different than assumed.
•An experience gain of approximately $10,140,000 due to the increase in the discount rate from 2.75% to 5.00%.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2023	2022

	(In thousands)

Amounts recognized in the Company's Consolidated Financial Statements:
Assets	$—	—
Liabilities	(27,021)	(31,522)

Net amount recognized	$(27,021)	(31,522)

Amounts recognized in accumulated other comprehensive income (loss):
Net (gain) loss	$(6,644)	(1,509)
Prior service cost	226	286

Net amount recognized	$(6,418)	(1,223)

The accumulated benefit obligation was $19.6 million and $23.2 million at December 31, 2023 and 2022, respectively.

Components of Net Periodic Benefit Cost

	Years Ended December 31,
	2023	2022	2021

	(In thousands)

Components of net periodic benefit cost:
Service cost	$816	1,038	1,235
Interest cost	1,635	1,114	1,044
Amortization of prior service cost	59	59	59
Amortization of net loss (gain)	—	2,338	5,131

Net periodic benefit cost	2,510	4,549	7,469

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net loss (gain)	(5,136)	(13,096)	(7,420)
Amortization of prior service cost	(59)	(59)	(59)
Amortization of net loss (gain)	—	(2,338)	(5,131)

Total recognized in other comprehensive income (loss)	(5,195)	(15,493)	(12,610)

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(2,685)	(10,944)	(5,141)

The components of net periodic benefit cost including service cost are reported in "Other operating expenses" in the Consolidated Statement of Earnings.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumptions

	December 31,
	2023	2022

Weighted-average assumptions used to determine benefit obligations:
Discount rate	4.75%	5.00%
Rate of compensation increase	8.00%	8.00%

	Years ended December 31,
	2023	2022	2021

Weighted-average assumptions used to determine net periodic benefit costs:
Discount rate	5.00%	2.75%	2.25%
Expected long-term return on plan assets	n/a	n/a	n/a
Rate of compensation increase	8.00%	8.00%	8.00%

The plan is unfunded and therefore no assumption has been made related to the expected long-term return on plan assets.

Plan Assets

The plan is unfunded and therefore had no assets at December 31, 2023 or 2022.

Contributions

National Western expects to contribute approximately $0.0 million to the plan in 2024.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2024	$—
2025	—
2026	—
2027	415
2028	2,488
2029-2033	12,442

(B)  Defined Contribution Pension Plans

In addition to the defined benefit pension plans, National Western sponsors a qualified 401(k) plan for substantially all employees and a non-qualified deferred compensation plan primarily for senior officers. National Western made annual contributions to the 401(k) plan in 2023, 2022, and 2021 of up to four percent of each employee's compensation, based on the employee's personal level of salary deferrals to the plan. Contributions are not subject to a vesting schedule. For the years ended December 31, 2023, 2022, and 2021, NWLIC contributions totaled $790,000, $703,000, and $755,000, respectively.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The non-qualified deferred compensation plan sponsored by National Western was established to allow eligible employees to defer the payment of a percentage of their compensation and to provide for additional company contributions. Contributions are subject to a vesting schedule based on the employee's years of service. For the years ended December 31, 2023, 2022, and 2021, contributions totaled $121,000, $128,000, and $143,000, respectively.

Ozark National sponsors a qualified 401(k) plan for substantially all employees of Ozark National and NIS. Ozark National made contributions to the 401(k) plan in 2023, 2022, and 2021 of up to four percent of each employee's compensation, based on the employee's personal level of salary deferrals to the plan. Contributions are not subject to a vesting schedule. Expense related to this plan totaled $84,000, $112,000, and $125,000 for Ozark National and $14,000, $15,000, and $10,000 for NIS for the years ended December 31, 2023, 2022, and 2021, respectively.

Ozark National also sponsors a non-qualified, unfunded retirement plan covering certain members of executive staff. The plan is funded solely through discretionary employer contributions. Expense related to this plan totaled $48,000, $(75,000), and $24,000 for the years ended December 31, 2023, 2022, and 2021, respectively.

(C)  Postretirement Employment Plans Other Than Pension

National Western sponsors two health care plans that were amended in 2004 to provide postretirement benefits to certain fully-vested individuals. The plans are unfunded. The measurement date for the plans is December 31st. A detail of plan disclosures related to the plans is provided below:

Obligations and Funded Status

	December 31,
	2023	2022

	(In thousands)

Changes in projected benefit obligations:
Projected benefit obligations at beginning of year	$4,406	6,160
Interest cost	243	173
Actuarial (gain) loss	(99)	(1,927)
Benefits paid	—	—

Projected benefit obligations at end of year	4,550	4,406

Changes in plan assets:
Fair value of plan assets at beginning of year	—	—
Contributions	—	—
Benefits paid	—	—

Fair value of plan assets at end of year	—	—

Funded status at end of year	$(4,550)	(4,406)

The Projected Benefit Obligation increased in 2023 due to the following:
•An experience loss of approximately $460,000 due to the claims/healthcare cost trend experience.
•An experience gain of approximately $746,000 due to the death of a participant.
•An experience loss of approximately $187,000 due to the decrease in the discount rate from 5.00% to 4.75%.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Projected Benefit Obligation decreased in 2022 from the prior year due to the following:
•An experience loss of approximately $129,000 due to the claims/healthcare cost trend experience.
•An experience gain of approximately $318,000 due to the death of a participant's spouse.
•An experience loss of approximately $264,000 due to the change in trend rate.
•An experience gain of approximately $2,002,000 due to the increase in the discount rate from 2.75% to 5.00%.

	December 31,
	2023	2022

	(In thousands)

Amounts recognized in the Company's Consolidated Financial Statements:
Assets	$—	—
Liabilities	(4,550)	(4,406)

Net amount recognized	$(4,550)	(4,406)

Amounts recognized in accumulated other comprehensive income (loss):
Net (gain) loss	$(695)	(596)
Prior service cost	—	—

Net amount recognized	$(695)	(596)

The accumulated benefit obligation was $4.5 million and $4.4 million at December 31, 2023 and 2022, respectively.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of Net Periodic Benefit Cost

	Years Ended December 31,
	2023	2022	2021

	(In thousands)

Components of net periodic benefit cost:
Interest cost	$243	173	148
Amortization of prior service cost	—	—	—
Amortization of net loss	—	208	292

Net periodic benefit cost	243	381	440

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net loss (gain)	(99)	(1,927)	(457)
Amortization of prior service cost	—	—	—
Amortization of net loss (gain)	—	(208)	(292)

Total recognized in other comprehensive income (loss)	(99)	(2,135)	(749)

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$144	(1,754)	(309)

As the plans are not funded, there is no expected return on plan assets shown in the net periodic benefit cost table above. Ozark National and NIS do not offer postretirement employment benefits.

The components of net periodic benefit cost including service cost are reported in "Other operating expenses" in the Consolidated Statement of Earnings.

Assumptions

	December 31,
	2023	2022

Weighted-average assumptions used to determine benefit obligations:
Discount rate	4.75%	5.00%
Expected long-term return on plan assets	n/a	n/a

	For the years ended December 31,
	2023	2022	2021

Weighted-average assumptions used to determine net periodic benefit costs:
Discount rate	5.00%	2.75%	2.25%
Expected long-term return on plan assets	n/a	n/a	n/a

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For measurement purposes, a 7.25% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2024, decreasing annually by 0.25% until reaching an ultimate rate of 5%.

Plan Assets

The plans are unfunded and therefore had no assets at December 31, 2023 and 2022.

Contributions

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2024	$—
2025	—
2026	97
2027	63
2028	286
2029-2033	1,216

(17)  FEDERAL INCOME TAXES

Total Federal income taxes were allocated as follows:

	Years Ended December 31,
	2023	2022	2021

	(In thousands)

Taxes (benefits) on earnings from continuing operations:
Current	$53,262	15,830	42,829
Deferred	(18,007)	47,702	22,848

Taxes on earnings	35,255	63,532	65,677

Taxes (benefits) on components of stockholders' equity:
Net unrealized gains and losses on securities available-for-sale	46,371	(271,282)	(90,654)
Change in discount rate on LFPB	(6,598)	61,358	14,228
Foreign currency translation adjustments	21	112	—
Change in benefit plan liability	1,581	3,569	3,474
Change in accounting	—	—	54,487

Total Federal income taxes	$76,630	(142,711)	47,212

.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provisions for Federal income taxes attributable to earnings from continuing operations vary from amounts computed by applying the statutory income tax rate to income statement earnings before Federal income taxes due to differences between the financial statement reporting and income tax treatment of certain items. These differences and the corresponding tax effects are as follows:

	Years Ended December 31,
	2023	2022	2021

	(In thousands)

Income tax expense at statutory rate of 21%	$27,234	65,109	66,825
Dividend received deduction	(140)	(405)	(394)
Tax exempt interest	(1,088)	(1,194)	(1,263)
Non deductible salary expense	12,120	642	439
Adjustments pertaining to prior tax years	(317)	(538)	(63)
Non deductible insurance	53	96	96
Non deductible other expenses	66	42	54
Non taxable life insurance proceeds	(2,683)	—	—
Other, net	10	(220)	(17)

Taxes on earnings from continuing operations	$35,255	63,532	65,677

The Company generally expects its effective tax rate to be slightly less than the current statutory rate due to recurring permanent differences that reduce tax expense, principally tax exempt interest income and the dividend received deduction. In the year ended December 31, 2023, the Company's effective tax rate increased significantly due to non-deductible salary expense associated with Internal Revenue Code Section 162(m) which disallows deductions for publicly traded companies that pay its highly compensated officers over $1.0 million in compensation. This threshold for covered employees was substantially exceeded in 2023 due to the increased exercising of long-term incentive equity awards prompted by the Company's pending Merger Agreement announced in the fourth quarter of 2023.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2023 and 2022 are presented below.

	December 31,
	2023	2022

	(In thousands)

Deferred tax assets:
Future policy benefits, excess of financial accounting liabilities over tax liabilities	$38,845	36,532
Investment securities write-downs for financial accounting purposes	847	1,088
Benefit plan liabilities	8,339	8,974
Accrued operating expenses recorded for financial accounting purposes not currently tax deductible	15,267	5,915
Accrued and unearned investment income recognized for tax purposes and deferred for financial accounting purposes	27	42
Net unrealized losses on debt and equity securities	158,351	213,345
Goodwill	933	1,315
Other	4,215	4,730

Total gross deferred tax assets	226,824	271,941

Valuation allowance on deferred tax assets	(10,723)	—

Total deferred tax assets	216,101	271,941

Deferred tax liabilities:
Deferred policy acquisition costs, sales inducement costs, and VOBA, principally expensed for tax purposes	(127,559)	(138,596)
Tax reform reserve adjustment	(17,465)	(26,198)
Debt securities, principally due to deferred market discount for tax	(5,624)	(5,895)
Real estate, principally due to adjustments for financial accounting purposes	(30)	(30)
Foreign currency translation adjustments	(2,210)	(2,005)
Fixed assets, due to different depreciation bases	(8,975)	(11,729)
Cost of reinsurance	(14,267)	(16,449)
Funds withheld liability	(53,537)	(61,198)
Other	(769)	(809)

Total gross deferred tax liabilities	(230,436)	(262,909)

Net deferred tax assets (liabilities)	$(14,335)	9,032

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 2017 Tax Cuts and Jobs Act ("Tax Act") imposed a limitation on life insurance tax reserves based upon the greater of net surrender value or 92.81% of the reserve method prescribed by the National Association of Insurance Commissioners which covers such contracts as of the date the reserve is determined. The Company determined that this limitation resulted in a tax reserve decrease of $332.9 million which the Tax Act allowed to be recognized over an eight-year period. At the statutory rate of 21%, the Company recorded a deferred tax liability as of December 31, 2017 of $69.9 million. This amount is incorporated into the periodic measurement of net deferred tax liabilities and at December 31, 2023 is $17.5 million as shown in the table above. The total tax reserve adjustment of $332.9 million which resulted from the limitation imposed under the Tax Act is recognized as an increase in taxable income of $41.6 million per year through the year 2025. At the statutory rate of 21%, this results in additional tax of $8.7 million per year.

The Company is required to determine whether a valuation allowance for deferred tax assets is necessary by considering whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is primarily dependent upon the generation of future taxable income during the periods in which the temporary differences giving rise to deferred tax assets become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and available tax planning strategies in making this assessment. Historically, based upon the Company's past experience of generating taxable income as well as projections for future taxable income over the periods in which the deferred tax assets are deductible, management has concluded it is more likely than not that the Company will realize the benefits of these deductible differences.

At December 31, 2023, based upon its periodic assessment process, the Company determined that a valuation allowance for deferred tax assets was required related to its liability for share-based compensation. As a consequence of its announced Merger Agreement in the fourth quarter of 2023, the Company's share-based compensation liability increased significantly due both to the stated purchase price in the Merger Agreement of $500.00 per share of the Company's common stock as well as the accelerated period of time over which the equity-based awards were expected to be exercised. This served to significantly increase the deferred tax asset associated with the share-based compensation liability which included amounts subject to the Internal Revenue Code's section 162(m) deductibility threshold. The valuation allowance at December 31, 2023 represents the amount of the share-based compensation liability that is expected to not be deductible due to the limitations imposed by IRC section 162(m). There were no valuation allowances for deferred tax assets at December 31, 2022.

In accordance with GAAP, the Company assessed whether it had any significant uncertain tax positions related to open examination or other IRS issues and determined that there were none. Accordingly, no reserve for uncertain tax positions has been recorded. Should a provision for any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company's policy to accrue for such in its income tax accounts. There were no such accruals as of December 31, 2023 or 2022. The Company and its corporate subsidiaries file a consolidated U.S. Federal income tax return, which is subject to examination for all years after 2019.

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

(18)  SHORT-TERM BORROWINGS

National Western has available a $75 million bank line of credit (with Moody National Bank, its custodian bank and a related party) primarily for cash management purposes. The Company is required to maintain a collateral security deposit in trust with the sponsoring bank having a fair value equal to 110% of the line of credit. The Company had no outstanding borrowings under the line of credit at December 31, 2023 or 2022. The Company maintained assets having an amortized value of $94.8 million (fair value of $85.7 million) on deposit with the lender at December 31, 2023.

National Western is a member of the Federal Home Loan Bank of Dallas ("FHLB") through an initial minimum required stock investment of $4.3 million. Through this membership, National Western has a specified borrowing capacity based upon the amount of collateral it establishes. At December 31, 2023, securities and commercial loans with amortized values of $402.8 million (fair value of $378.4 million) were pledged to FHLB.

(19)  COMMITMENTS AND CONTINGENCIES

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

The Company was informed by the Internal Revenue Service (“IRS”) that it had countersigned a previously negotiated closing agreement effective February 11, 2022 (“Agreement”) by and between National Western and the Commissioner of Internal Revenue pertaining to an open matter regarding the tax status of certain of the Company’s international life insurance products. Under terms of the Agreement, the Company remitted a payment to the IRS in the amount of $4.9 million within sixty days of the effective date of the Agreement and made stipulated adjustments to the policies covered under the Agreement within ninety days of the effective date. The Company had previously accrued for this contingency in a financial statement period predating the financial statements for the three years ended December 31, 2022.

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

The Company had no commitments to fund new loans and $15.6 million commitments to extend credit relating to existing loans at December 31, 2023. The Company evaluates each customer's creditworthiness on a case-by-case basis. The Company also had open commitments to make capital contributions to alternative investment debt and equity funds of $176.1 million as of December 31, 2023. The Company had unfunded commitments on private placements of $0.0 million and unfunded commitments on revolver loans of $0.0 million as of December 31, 2023.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company estimates its liabilities for guaranty association assessments by using the latest information available from the National Organization of Life and Health Insurance Guaranty Associations. The Company monitors and revises its estimates for assessments as additional information becomes available which could result in changes to the estimated liabilities. As of December 31, 2023, 2022 and 2021, liabilities for guaranty association assessments totaled $0.5 million, $0.3 million and $0.1 million, respectively. Other operating expenses related to state guaranty association assessments were $0.0 million, $0.2 million, and $(0.1) million for the years ended December 31, 2023, 2022, and 2021, respectively.

(D)  Leases

The Company leases various office related equipment. Rental expenses for these leases were $0.4 million, $0.4 million and $0.4 million for the years ended December 31, 2023, 2022, and 2021, respectively. In 2021, the Company entered into two lease agreements for new equipment under finance leases. These leases will expire in October 2024 and November 2026. The present value of future payments capitalized amounted to $1.4 million and amortization commenced in 2021. The Company's future annual lease obligations under finance leases as of December 31, 2023 are as shown below (in thousands).

2024	$316
2025	180
2026	164
2027	—
2028	—
Total minimum lease payments	660

Less: Interest	(3)

Present value of net minimum lease payments	$657

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(20)  DEPOSITS WITH REGULATORY AUTHORITIES

The following assets, stated at amortized cost, were on deposit with state and other regulatory authorities, as required by law, at the dates shown in the table below.

	December 31,
	2023	2022

	(In thousands)

National Western:
Debt securities available-for-sale	$14,833	15,379
Short-term investments	3,091	475

Total National Western	17,924	15,854

Ozark National:
Debt securities available-for-sale	3,342	3,368

Total Ozark National	3,342	3,368

Total	$21,266	19,222

(21)  RELATED PARTY TRANSACTIONS

Ross R. Moody, NWLGI's Chairman, President and Chief Executive Officer, is the son of former Chairman Emeritus of the Board of Directors of NWLGI, Robert L. Moody, Sr., the brother of Russell S. Moody who serves as an advisory director of NWLGI, and a half-brother of Frances A. Moody-Dahlberg who serves as a director of NWLGI.

National Western utilizes Moody National Bank of Galveston ("MNB") for certain bank custodian services as well as for certain administrative services with respect to its defined benefit plan. In 2023, NWL Financial, Inc., a subsidiary of National Western, entered into an investment management agency agreement with MNB. The Three R Trusts, four separate Texas trusts for the benefit of the children of Robert L. Moody, Sr. (Ross R. Moody, Russell S. Moody, Frances A. Moody-Dahlberg, and Robert L. Moody, Jr.) own a majority of the issued and outstanding shares of Moody Bancshares, Inc. At December 31, 2022, Moody Bancshares, Inc. owned 100% of the outstanding shares of Moody Bank Holding Company, Inc., which owned approximately 98.5% of the outstanding shares of MNB. Ross R. Moody, Russell S. Moody, and Frances A. Moody-Dahlberg are members of the Board of Directors of MNB. National Western and affiliated entities paid fees totaling $470,307 and $486,813 in 2023 and 2022, respectively, to MNB with respect to the services provided as described above. National Western also maintains an office space lease with MNB and made payments totaling $32,101 and $32,101 in 2023 and 2022, respectively, under this lease.

National Western held an investment totaling approximately 9.4% of the issued and outstanding shares of Moody Bancshares, Inc. at December 31, 2022. In response to a tender offer, the Company sold this investment holding during 2023 recognizing a gain of $25.7 million.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

American National Group, Inc. ("American National") was previously a related party until it was acquired by Brookfield Asset Management Reinsurance Partners Ltd. in the second quarter of 2022. Related party transaction totals with American National disclosed here for 2022 cover the period prior to the acquisition. National Western paid American National $116,314 in 2022 in premiums for certain company sponsored benefit plans and $1,506,422 in 2022 in reimbursements for claim costs for which American National provides third party administrative services. American National paid National Western $1,569,190 in 2022, in premiums for its company sponsored benefit plans. National Western maintained an investment agreement with American National Registered Investment Advisory, Inc., a subsidiary of American National, under which $29,753 was paid in 2022, for services. Robert L. Moody, Sr., served as Chairman Emeritus and Ross R. Moody served as a non-executive Chairman of the Board of American National. E. Douglas McLeod and E. J. Pederson, members of NWLGI's Board of Directors, were also members of the American National Board of Directors.

Todd M. Wallace serves as a director of NWLGI. Mr. Wallace is the President of the Central Texas Region of Jones, Lang, LaSalle Brokerage, Inc. ("JLL"). Braker P III, LLC, a subsidiary of National Western, entered into a leasing agent agreement with JLL in 2022 under which payments were made totaling $21,427 and $180,208 in 2023 and 2022, respectively. Ozark National also entered into a services agreement with JLL in 2022, but no payments were made under that agreement in either 2023 or 2022.

Robert L. Moody, Sr. served as Chairman Emeritus of NWLGI until his death on November 7, 2023. National Western carried life insurance policies totaling a face amount of $27.0 million on the life of Mr. Moody, Sr. of which $26.85 million was reinsured with third party reinsurers. National Western was included as a beneficiary on these policies and received $12.8 million in proceeds. The Three R Trusts received $11.4 million in proceeds from the policies and Ross R. Moody, Frances A. Moody-Dahlberg, Russell S. Moody, and Robert L. Moody, Jr. each received $581,593 in proceeds from the policies.

(22)  SUBSEQUENT EVENTS

On October 8, 2023, the Company entered into a Merger Agreement with S. USA Life Insurance Company, Inc. ("S.USA”) and its direct wholly owned subsidiary PGH Merger Inc. (“Merger Sub”), under which, at the effective time of the merger, the Company would merge with and into Merger Sub (the “Merger”) and survive the Merger as a wholly owned subsidiary of S.USA. In the Merger, all outstanding shares of Class A Common Stock and Class B Common Stock will be converted into the right to receive $500.00 per share in cash, without interest. Including the vesting and cash settlement of all outstanding SARs, RSUs and PSUs (at target performance) at closing, the total merger consideration to be paid by S.USA would be approximately $1.9 billion. S.USA is an Arizona domiciled insurance company affiliated with Prosperity Group Holdings. A condition to the closing of the Merger is approval by the holders of a majority of the outstanding shares of Class A Common Stock and Class B Common stock, voting together as a single class. This occurred at a special meeting of NWLGI stockholders held on January 8, 2024.

The closing of the Merger is further subject to antitrust clearance, regulatory approvals and other customary closing conditions. The Merger is currently expected to close in the first half of 2024.

Other subsequent events have been evaluated through the date of filing and no other reportable items were identified.

NATIONAL WESTERN LIFE GROUP, INC.
SCHEDULE I
SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES (Continued)
December 31, 2023
(In thousands)

Type of Investment	Amortized Cost or Cost (1)	Fair Value	Balance Sheet Amount

Debt securities available-for-sale:
United States government and government agencies and authorities	$14,873	14,703	14,703
States, municipalities, and political subdivisions	442,455	394,485	394,485
Foreign governments	62,947	48,494	48,494
Public utilities	556,434	503,266	503,266
Corporate	5,442,342	5,034,956	5,034,956
Commercial mortgage-backed	22,239	20,833	20,833
Residential mortgage-backed	252,924	242,019	242,019
Asset-backed	920,289	849,432	849,432
Total securities available-for-sale	7,714,503	7,108,188	7,108,188

Debt securities trading:
States, municipalities, and political subdivisions	16,464	13,122	13,122
Public utilities	33,686	24,959	24,959
Corporate	530,889	438,579	438,579
Commercial mortgage-backed	243,721	208,322	208,322
Residential mortgage-backed	9,745	7,652	7,652
Asset-backed	339,592	323,269	323,269
Collateralized loan obligation	30,871	30,953	30,953
Total securities trading	1,204,968	1,046,856	1,046,856

Total fixed maturity bonds	8,919,471	8,155,044	8,155,044

Equity securities:
Common stocks:
Public utilities	552	1,147	1,147
Banks, trust, and insurance companies	1,563	3,456	3,456
Industrial, miscellaneous, and all others	7,829	16,035	16,035
Preferred stocks	4,325	3,460	3,460
Total equity securities	14,269	24,098	24,098

Derivatives, index options	85,158		85,158
Mortgage loans on real estate	474,133		474,133
Policy loans	66,602		66,602
Other long-term investments (2)	295,471		295,471
Total investments other than investments in related parties	$9,855,104		9,100,506

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

See accompanying report of Independent Registered Public Accounting Firm.

National Western Life Group, Inc.
Schedule II
Condensed Financial Information of Registrant
Condensed Statements of Financial Position as of December 31, 2023 and 2022
(Parent Company Only)
(In thousands)

	2023	2022

ASSETS
Investment in subsidiaries	$2,436,113	2,193,528
Cash and cash equivalents	3,264	1,939
Deferred Federal income tax asset	19,088	14,972
Other assets	203	233

Total assets	$2,458,668	2,210,672

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Current Federal income tax liability	$17,633	18,444
Other liabilities	1,311	1,306

Total liabilities	18,944	19,750

Stockholders' Equity:
Common Stock:
Class A - $0.01 par value; 7,500,000 shares authorized; 3,436,020 issued and outstanding in 2023 and 2022	34	34
Class B - $0.01 par value; 200,000 shares authorized, issued, and outstanding in 2023 and 2022	2	2
Additional paid-in capital	41,716	41,716
Accumulated other comprehensive income (loss)	(322,573)	(478,219)
Retained earnings	2,720,545	2,627,389

Total stockholders’ equity	2,439,724	2,190,922

Total liabilities and stockholders' equity	$2,458,668	2,210,672

See Notes to Condensed Financial Information of Registrant

National Western Life Group, Inc.
Schedule II
Condensed Financial Information of Registrant
Condensed Statements of Operations for the Years Ended December 31, 2023, 2022 and 2021
(Parent Company Only)
(In thousands)

	2023	2022	2021

Revenues:
Dividend income from subsidiaries	$17,000	2,000	—
Net investment income	246	36	10

Total revenues	17,246	2,036	10

Expenses:
Other operating expenses	18,873	5,140	2,660

Total expenses	18,873	5,140	2,660

Earnings (loss) before Federal income taxes	(1,627)	(3,104)	(2,650)
Federal income taxes (benefit)	(4,116)	(1,077)	(537)

Earnings (loss) before equity in earnings of affiliates	2,489	(2,027)	(2,113)
Equity in earnings of affiliates	91,941	248,538	254,650

Net earnings	$94,430	246,511	252,537

See Notes to Condensed Financial Information of Registrant

National Western Life Group, Inc.
Schedule II
Condensed Financial Information of Registrant
Condensed Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021
(Parent Company Only)
(In thousands)

	2023	2022	2021

Cash flows from operating activities:
Net earnings	$94,430	246,511	252,537
Adjustments to reconcile net earnings to cash provided by operating activities:
Equity in earnings of affiliates	(91,941)	(248,538)	(254,650)
Depreciation and amortization	30	30	30
Change in:
Federal income tax, net	(810)	4,056	2,721
Deferred Federal income tax	(4,115)	(6,714)	(537)
Other, net	5	851	(188)

Net cash provided by (used in) operating activities	(2,401)	(3,804)	(87)

Cash flows from investing activities:
Return of capital from subsidiary investment	5,000	—	—

Net cash provided by (used in) investing activities	5,000	—	—

Cash flows from financing activities:
Dividends on common stock	(1,274)	(1,274)	(1,272)

Net cash provided by (used in) financing activities	(1,274)	(1,274)	(1,272)

Net increase (decrease) in cash, cash equivalents, and restricted cash	1,325	(5,078)	(1,359)
Cash, cash equivalents, and restricted cash at the beginning of year	1,939	7,017	8,376

Cash, cash equivalents, and restricted cash at the end of year	$3,264	1,939	7,017

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

2. Dividend Payments

In the years ended December 31, 2023, 2022, and 2021, dividends of $5.0 million, $2.0 million and $0.0 million were declared and paid by NWLIC to NWLGI, respectively. In the years ended December 31, 2023, 2022, and 2021, dividends of $12.0 million, $0.0 million, and $0.0 million were declared and paid by NIS to NWLGI, respectively. These dividend payments are eliminated in the consolidated financial statements.

NATIONAL WESTERN LIFE GROUP, INC.
SCHEDULE IV
REINSURANCE INFORMATION
For the Years Ended December 31, 2023, 2022 and 2021
(In thousands)

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net amount	Percentage of Amount Assumed to Net

	(In thousands)

2023
Life insurance face amount in force	$18,049,420	3,154,859	—	14,894,561	—%

Premiums:
Life insurance	$88,106	5,946	163	82,323	0.2%
Accident and health insurance	2,723	—	—	2,723	—%
Annuities	3,125	—	—	3,125	—%

Total premiums	$93,954	5,946	163	88,171	0.2%

2022
Life insurance face amount in force	$19,668,410	3,549,917	—	16,118,493	—%

Premiums:
Life insurance	$90,863	6,443	177	84,597	0.2%
Accident and health insurance	3,252	—	—	3,252	—%
Annuities	6,656	—	—	6,656	—%

Total premiums	$100,771	6,443	177	94,505	0.2%

2021
Life insurance face amount in force	$20,888,431	3,781,167	—	17,107,264	—%

Premiums:
Life insurance	$92,868	6,419	194	86,643	0.2%
Accident and health insurance	3,346	—	—	3,346	—%
Annuities	31,012	—	—	31,012	—%

Total premiums	$127,226	6,419	194	121,001	0.2%

NATIONAL WESTERN LIFE GROUP, INC.
SCHEDULE V
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2023, 2022 and 2021
(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Retained Earnings	Reductions	Balance at End of Period

Valuation accounts deducted from applicable assets:

Allowance for current expected credit losses on mortgage loans:

December 31, 2023	$3,575	76	—	—	3,651
December 31, 2022	$2,987	588	—	—	3,575
December 31, 2021	$2,486	501	—	—	2,987

Allowance for current expected credit losses on debt securities:

December 31, 2023	$—	—	—	—	—
December 31, 2022	$—	—	—	—	—
December 31, 2021	$—	—	—	—	—

Allowance for current expected credit losses on reinsurance recoverables:

December 31, 2023	$450	—	—	(450)	—
December 31, 2022	$—	450	—	—	450
December 31, 2021	$—	—	—	—	—

Allowance for possible losses on real estate:

December 31, 2023	$350	20	—	—	370
December 31, 2022	$424	—	—	(74)	350
December 31, 2021	$424	—	—	—	424

Allowance for deferred tax valuation:

December 31, 2023	$—	10,723	—	—	10,723
December 31, 2022	$—	—	—	—	—
December 31, 2021	$—	—	—	—	—

See accompanying report of Independent Registered Public Accounting Firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL WESTERN LIFE GROUP, INC.
(Registrant)

Date:	February 29, 2024	/S/ Ross R. Moody
By: Ross R. Moody, Chairman of the Board, President and
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/S/ Ross R. Moody	Chairman of the Board, President	February 29, 2024
Ross R. Moody	and Chief Executive Officer
(Principal Executive Officer)

/S/ Brian M. Pribyl	Senior Vice President - Chief Financial Officer,	February 29, 2024
Brian M. Pribyl	and Treasurer
(Principal Financial Officer)
(Principal Accounting Officer)

/S/ Thomas A. Blackwell	Director	February 29, 2024
Thomas A. Blackwell

/S/ David S. Boone	Director	February 29, 2024
David S. Boone

/S/ Stephen E. Glasgow	Director	February 29, 2024
Stephen E. Glasgow

/S/ E. Douglas McLeod	Director	February 29, 2024
E. Douglas McLeod

/S/ Frances A. Moody-Dahlberg	Director	February 29, 2024
Frances A. Moody-Dahlberg

/S/ Charles D. Milos	Director	February 29, 2024
Charles D. Milos

/S/ E.J. Pederson	Director	February 29, 2024
E.J. Pederson

/S/ Todd M. Wallace	Director	February 29, 2024
Todd M. Wallace