Form 10-K/A
period 2023-12-31
National Western Life Group, Inc.
filed 2024-04-29
CIK 1635984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to ______

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “accelerated filer.” “large accelerated filer,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflects the correction of an error or previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock (based upon the closing price) held by non-affiliates of the Registrant on June 30, 2023 was $1,063,791,213.

As of February 28, 2024, the number of shares of Registrant’s common stock outstanding was: Class A - 3,436,020 and Class B - 200,000.

Auditor Name:	Auditor Location:	Auditor Firm ID:
FORVIS, LLP	West Des Moines, Iowa	686

DOCUMENTS INCORPORATED BY REFERENCE

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amended Filing”) amends the Annual Report on Form 10-K of National Western Life Group, Inc. (the “Company,” “National Western,” “we,” “us” and “our”), for the fiscal year ended December 31, 2023, which was originally filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2024 (the “Original Filing”). This Amended Filing provides the information required by Items 10, 11, 12, 13, and 14 of Part III of the Original Filing, which was omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K. Such instruction permits the information in Part III to be incorporated into the Form 10-K by reference from our definitive proxy statement, if such proxy statement is filed no later than 120 days after the end of our fiscal year. We no longer expect to file a definitive proxy statement containing this information within 120 days after the end of the fiscal year covered by the Original Filing. Accordingly, we hereby amend and restate in its entirety Part III of the Original Filing. Capitalized terms not otherwise defined in Part III of this Amended Filing shall have the respective meanings assigned to such terms in Parts I and II of the Original Filing.

In addition, this Amended Filing amends Part IV, Item 15 of the Original Filing to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended. Because no financial statements have been included in this Amended Filing and this Amended Filing does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Additionally, we are not including the certification under Section 906 of the Sarbanes-Oxley Act of 2002, as no financial statements are being filed with this Amended Filing.

This Amended Filing does not amend or otherwise update any other information in the Original Filing. Other than the information specifically amended and restated herein, this Amended Filing does not reflect events occurring after February 29, 2024, the date of the Original Filing, or modify or update those disclosures that may have been affected by subsequent events. Accordingly, this Amended Filing should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

As described in the Original Filing, on October 8, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with S. USA Life Insurance Company Inc. (“S.USA”), an insurance company formed under the laws of Arizona, and PGH Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of S. USA (“Merger Sub”). On the terms and subject to the conditions of the Merger Agreement, at the closing, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving entity, which will become wholly owned subsidiary of S. USA. On the terms and subject to the conditions of the Merger Agreement, at the effective time of the Merger, all outstanding shares of Class A Common Stock and Class B Common Stock will be converted into the right to receive $500.00 per share in cash, without interest. Including the vesting and cash settlement of all outstanding SARs, RSUs and PSUs (at target performance) at closing, the total merger consideration to be paid by S.USA would be approximately $1.9 billion. The completion of the Merger is subject to satisfaction or waiver of certain customary closing conditions, including obtaining the required regulatory approval from the insurance authorities in Colorado, Missouri and Arizona.

NATIONAL WESTERN LIFE GROUP, INC.

i

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information About Our Directors

Class A Directors

Name of Director	Principal Occupation During Last Five Years and Directorships	Age	Director Since*

David S. Boone (1)(2)	Director and CEO of United Allergy Services	63	2016

E. J. Pederson (1)(2)	Former Executive Vice President and Chief	76	1992
	Operating Officer,
	The University of Texas Medical Branch

Todd M. Wallace	President of the Central Texas Region of	52	2022
	Jones Lang LaSalle

Class B Directors

Name of Director	Principal Occupation During Last Five Years and Directorships	Age	Director Since*

Dr. Thomas A. Blackwell (1)(2)	Professor of Medicine, The University of	69	2017
	Texas, Medical Branch

Stephen E. Glasgow (1)(2)	Managing Partner, Texas GSA Holdings, LP,	61	2004
	RAM Investments, and ABIA Retail, LLC
	Austin, Texas

E. Douglas McLeod	Attorney at Law, Investments,	82	1979
	Director of Moody Gardens, Inc.

Charles D. Milos	Special Advisor and Former Senior	78	1981
	Vice President of NWLIC

Ross R. Moody	Chairman of the Board, President, and	61	1981
	Chief Executive Officer of the Company

Frances A. Moody-Dahlberg	Executive Director and Trustee, The Moody	54	1990
	Foundation

(1)	Member of Audit Committee.
(2)	Member of Compensation Committee.

*	Prior to October 2015 reflects board of director service with National Western Life Insurance Company (“NWLIC”), which was NWLGI’s predecessor public company prior to NWLGI’s creation as a holding company.

Class A Directors

DAVID S. BOONE

David Boone, a CPA, is Director and Chief Executive Officer of United Allergy Services, LLC, a private equity backed medical services company. From 2015-2018, Mr. Boone served as CEO of Alacura Medical Transportation Management, LLC, and Angel Medflight, a private equity backed air ambulance company. He has also served as the lead independent director and Audit Chair of Track Group, a publicly traded electronic monitoring company from 2011-2018. Mr. Boone served as CEO of American CareSource, a NASDAQ traded health care services firm, from 2006-2011. He has held executive roles with a variety of publicly traded and start-up organizations including Kraft General Foods, Sears, PepsiCo, Safeway, and Belo Corporation. He has also been a consultant with the Boston Consulting Group. Additionally, Mr. Boone also serves on a number of private company boards. His extensive business background and experience managing regulated entities qualify Mr. Boone to serve as a member of the Board.

E.J. “JERE” PEDERSON

E.J. “Jere” Pederson has been Director of The Sealy Smith Foundation (charitable organization) since December 2010; Interim President, Texas A&M Health Science Center and Interim Vice Chancellor for Health Affairs, The Texas A&M University System from October 2012 to October 2013; Management consultant from January 2007 to October 2012; Executive Vice President, The University of Texas Medical Branch, Galveston from 1986-2005; Vice President Business Affairs of The University of Texas at San Antonio from 1984-1986; and Vice President Business Affairs of The University of Texas at Dallas from 1980-1984. In addition, Mr. Pederson served a director of American National Group, Inc. (“American National”), an insurance holding company, from July 2020 until it was sold to Brookfield Asset Management Reinsurance Partners Ltd. (“BAM Re”) in May 2022 and as a director of American National’s predecessor public company, American National Insurance Company (“ANICO”), from 2014 until the May 2022 sale. Mr. Pederson’s combination of independence, financial expertise, and experience qualify him to serve as a member of the Board.

TODD M. WALLACE

Todd Wallace is President of the Central Texas Region of Jones Lang LaSalle (“JLL”), a leading professional services firm that specializes in real estate and investment management. At JLL, Mr. Wallace leads the Austin and San Antonio offices of over 150 professionals and multiple service lines. Prior to joining JLL in 2013, Mr. Wallace led the Austin, San Antonio, and Houston offices of SRS Real Estate Partners, where he was also President of the Leadership Council and a Board Member. Mr. Wallace also serves as CEO of CSW Development, a commercial development firm founded in 2004. He is currently a member of Dell Children’s Foundation Board of Trustees, the Young President’s Organization, a member of The Littlefield Society at The University of Texas at Austin, ACRES (Austin Commercial Real Estate Society), the Real Estate Council of Austin, and the International Council of Shopping Centers. Mr. Wallace is an accomplished business advisor at a publicly-traded, global company and has developed a deep expertise in identifying, evaluating, and mitigating risks locally, regionally, and globally, all of which qualify him to serve as an independent member of the Board.

Class B Directors

DR. THOMAS A. BLACKWELL

Dr. Blackwell has served as Professor of Medicine for The University of Texas Medical Branch in Galveston, Texas since August 1982. Dr. Blackwell is a member of the American Medical Association as well as the Texas Medical Association. His primary management responsibilities include professionalism and quality assurance. Dr. Blackwell was elected to the Board of Directors of The Moody Endowment and Transitional Learning Center at Galveston, charitable organizations, in 2017. In addition, Dr. Blackwell serves on various non-profit entity boards. Dr. Blackwell’s overall experience allows him to provide valuable insight and a fresh and unique perspective to the Company, and afford him the ability to serve as a member of the Board.

STEPHEN E. GLASGOW

Stephen Glasgow is the Managing Partner of Texas GSA Holdings, LP, RAM Investments, and ABIA Retail, LLC, real estate development and investment companies, since 2006, 1990, and 2010, respectively. Mr. Glasgow has developed and built a variety of different projects, including residential subdivisions, single and multi-family projects, commercial office buildings, retail centers, and government properties. Mr. Glasgow also serves on the Board of Managers of Stream Gas & Electric, LP, a retail utility provider serving customers in seven states. He has served on that Board since 2007. Mr. Glasgow was elected to the Board of Directors of The Moody Endowment and Transitional Learning Center at Galveston, charitable organizations, in 2017. Mr. Glasgow’s independence, experience, and financial acumen qualify him to serve as a member of the Board.

E. DOUGLAS MCLEOD

Douglas McLeod, Attorney; Investments; Chairman and Director of Moody Gardens, Inc. (charitable corporation); past Director of Development of The Moody Foundation (charitable and educational foundation) from 1982 to 2013 (retired); Director of American National from July 2020 until its sale to BAM Re in May 2022 and Director or Advisory Director of ANICO from 1984 to July 2020; past Director of American National County Mutual Insurance Company; Vice President and Director of Colonel Museum, Inc. (charitable organization); past Director and past Chairman of Center for Transportation and Commerce (charitable organization); past Director, Executive Board Member, and Chairman of the Audit Committee, South Texas College of Law (law school); past Member of State House of Representatives of the State of Texas (terms ended January 1983). Mr. McLeod’s experience as an attorney and public official, including as a state legislator, as well as experience in real estate development and non-profit administration, allow him to provide a varied set of problem-solving skills and valuable insight to the Company as a member of the Board.

CHARLES D. MILOS

Charles D. Milos (age 78), was Senior Vice President – Mortgage Loans and Real Estate of NWLIC from 1983-2021; Director, officer, and/or manager of various Company subsidiaries; and past President of RCC Management Services, Inc. and Regent Management Services, L.P. (nursing home management). Mr. Milos was Vice President of Seal Fleet, Inc. from 1981-1983 and an Investment Analyst for NWLIC from 1976-1981. Mr. Milos’s considerable experience as a senior officer of NWLIC, along with his understanding of its operations, qualifies him to serve as a member of the Board.

ROSS R. MOODY

Ross Moody, is Chairman of the Board, President, and Chief Executive Officer of NWLGI; Director of NWLIC since 1981, Chief Executive Officer since 2015, (having served as President from 1992-2016); is a Director, Officer, and/or Manager of various Company subsidiaries; and was Director and Chairman of the Board of American National from July 2020 until its sale to BAM Re in May 2022 and Director of ANICO from 2016 until the May 2022 sale; Trustee of The Moody Foundation since 1987 (charitable and educational foundation); Director of The Moody Endowment and Transitional Learning Center at Galveston since 2012 and Director of Moody Medical Research Institute since 2018 (charitable organizations); and Director of Moody National Bank, Moody Bancshares, Inc., and Moody Bank Holding Company, Inc., since 2018. Mr. Moody’s experience as former President and Chief Operating Officer of NWLIC, along with his experience as NWLIC’s Chairman and Chief Executive Officer, provide him with significant insight into our operations and qualify him to serve as a member of the Board.

FRANCES MOODY-DAHLBERG

Frances Moody-Dahlberg is Executive Director of The Moody Foundation (charitable and educational foundation) since 1998 and a Trustee of The Moody Foundation since 2004; Director of American National from July 2020 until its sale to BAM Re in May 2022 and Director of ANICO from 1987 until July 2020; Director of The Moody Endowment and Transitional Learning Center at Galveston since 2012 and Director of Moody Medical Research Institute since 2018 (charitable organizations); Director of Moody National Bank, Moody Bancshares, Inc., and Moody Bank Holding Company, Inc., since 2018; and past Director of Gal-Tex Hotel Corporation (hotel management corporation) from March 2000 to December 2003. Mrs. Moody-Dahlberg’s significant director experience affords her with the qualities necessary to serve as a member of the Board

Information About Our Advisory Directors

The Board of Directors has appointed the following advisory directors, who serve at the pleasure of the Board. Although advisory directors are not entitled to vote on matters considered by the Board or otherwise manage or direct the affairs of the Company, we benefit from their experience and advice. Advisory directors receive the same compensation and benefits as our directors who are not also our officers. The time of service on our Board disclosed below for each of the advisory directors includes service on the NWLGI Board of Directors prior to the Reorganization.

Russell S. Moody (age [62]) was first appointed as an advisory director in 2017, having previously served as a director from 2015 to 2017. Principal Occupation: Investments, League City, Texas, since 2003. Advisory Director of American National Life Insurance Company from 2016 to [2020] and director from 1986 to 2016; Director of National Western Life Insurance Company, Austin, Texas, from 1988 to 2015; Director of The Moody Endowment and Transitional Learning Center at Galveston (charitable organizations) since July 2009; Director of Gal-Tex Hotel Corporation (hotel management company) from March 2000 to December 2003.

Mr. Moody has served as a member of our Board for over thirty years. Along with his sister, Frances A. Moody-Dahlberg, Mr. Moody helps to represent the concerns of our significant non-profit stockholders.

Information About Our Executive Officers

The following persons are our executive officers as of April 25, 2024. Except as set forth below, there are no family relationships among any of our executive officers or directors.

Name	Age	Position Held (Date Appointed to Position)

Ross R. Moody	61	NWLGI Chairman of the Board, President, and Chief Executive Officer (2015); NWLIC Chairman of the Board and Chief Executive Officer (2015)

Rey Perez	51	NWLGI Senior Vice President (2015); NWLIC President and Chief Operating Officer (2020)

Brian M. Pribyl	65	NWLGI Senior Vice President - Chief Financial Officer and Treasurer (2015); NWLIC Executive Vice President - Chief Financial Officer and Treasurer (2021)

Chad J. Tope	56	NWLIC Executive Vice President - Chief Marketing Officer (2019)

Natalie U. Anderson	54	NWLIC Senior Vice President - Chief Investment Officer (2020)

Gina Byrne Miller	46	NWLGI Senior Vice President - Chief Legal Officer and Secretary (2020); NWLIC Senior Vice President - Chief Legal Officer and Secretary (2020)

Gregory J. Owen	55	NWLIC Senior Vice President - Chief Information Officer (2018)

Joseph J. Hathaway	40	NWLIC Senior Vice President - Chief Actuary and Chief Risk Officer (2023)

The biography for Ross R. Moody, our Chairman of the Board, President and Chief Executive Officer, is listed above under the heading “Information About our Directors.”

All executive officers are employed by NWLIC. There are no arrangements or understandings pursuant to which any officer was elected. Each officer shall hold office until his or her successor is elected and qualified or until his or her earlier death, resignation, or removal from office.

REY PEREZ

Mr. Perez has been NWLIC’s President and Chief Operating Officer since January 2020 and an NWLIC director since October 2015. Mr. Perez served as NWLIC’s Executive Vice President – Chief Legal Officer from January 2019 to December 2019. Mr. Perez also serves as Senior Vice President of the Company (beginning in 2015) and was Chief Legal Officer and Secretary of the Company until December 2019. Mr. Perez serves as Chairman of the Board, Director, Officer, and/or Manager of various Company subsidiaries. Mr. Perez was NWLIC’s Senior Vice President – Chief Legal Officer and Secretary from February 2015 to January 2019, Vice President – Corporate Counsel of NWLIC from December 2011 to February 2015, Assistant Vice President – Corporate Counsel from April 2006 to December 2011, and Corporate Counsel from May 2001 to April 2006.

BRIAN M. PRIBYL

Mr. Pribyl has been NWLIC’s Executive Vice President – Chief Financial Officer and Treasurer since June 2021, and he serves as Senior Vice President - Chief Financial Officer and Treasurer with the Company (beginning in 2015). Mr. Pribyl served as NWLIC’s Senior Vice President - Chief Financial Officer and Treasurer from April 2001 to June 2021. Mr. Pribyl has been an NWLIC director since October 2015, and he serves as Director, Officer, and/or Manager of various Company subsidiaries. Mr. Pribyl was an Executive Vice President – Chief Financial Officer, Treasurer and Secretary for Interstate Assurance Company from July 1990 to April 2001, and an Audit Manager for Price Waterhouse from 1983 to 1990.

CHAD J. TOPE

Mr. Tope has been NWLIC’s Executive Vice President – Chief Marketing Officer since June 2019. He was appointed to the Board of Ozark National Life Insurance Company (“Ozark National”), an NWLIC subsidiary, in August 2019. Prior to joining NWLIC, Mr. Tope served as Owner of Tope Consulting Group from August 2018 to June 2019, and President for Voya Financial from April 1995 to August 2018.

NATALIE U. ANDERSON

Ms. Anderson has been NWLIC’s Senior Vice President – Chief Investment Officer since April 2020, and served as NWLIC’s Vice President - Head of Investments from November 2019 to March 2020. Ms. Anderson has been a member of the Investment Committee since November 2019. Ms. Anderson served as Vice President – Investments from October 2016 to November 2019 and Assistant Vice President - Investments from October 2013 to October 2016. Ms. Anderson has worked in the NWLIC Investments Department since July 1997.

GINA BYRNE MILLER

Ms. Miller has been NWLIC’s Senior Vice President – Chief Legal Officer and Secretary since January 2020, and served as Vice President – Corporate Counsel and Secretary since March 2019. She also serves as Senior Vice President – Chief Legal Officer and Secretary of the Company (beginning in 2019). Ms. Miller serves as Director, Officer, and/or Manager of various Company subsidiaries. Ms. Miller was Vice President – Corporate Counsel of NWLIC from October 2015 to March 2019, Assistant Vice President – Corporate Counsel from October 2013 to October 2015, and Corporate Counsel from February 2005 to October 2013.

GREGORY J. OWEN

Mr. Owen has been NWLIC’s Senior Vice President – Chief Information Officer since March 2018. Prior to joining NWLIC, Mr. Owen served as: Vice President – Chief Information Officer for Western Reserve Group from October 2007 to March 2018; Corporate Vice President – Chief Information Officer for New York Life from August 2005 to September 2007; 2nd Vice President for Assurant Employee Benefits from July 2002 to August 2005; and Client Service Executive for Employer’s Reinsurance Corporation from July 1994 to July 2002.

JOSEPH J. HATHAWAY

Mr. Hathaway has been NWLIC’s Senior Vice President - Chief Actuary and Chief Risk Officer since June 2023. After joining the Company in 2008, Mr. Hathaway held a number of roles of increasing responsibility in the valuation and financial reporting areas of the Actuarial department. He served as Director – Valuation Actuary from January 2015 to January 2017, Assistant Vice President – Valuation Actuary from January 2017 to January 2019, Vice President – Appointed Actuary from January 2019 to October 2022, and Vice President - Chief Actuary and Chief Risk Officer from October 2022 to June 2023. Mr. Hathaway is a Fellow of the Society of Actuaries and a Member of the American Academy of Actuaries.

Corporate Governance

Board Leadership / Affirmative Determinations Regarding Director Independence

The Company is a “Controlled Company” as defined in NASDAQ Listing Rule 5615(c)(1) and is exempt from the requirement to have a majority of the members of its Board of Directors as independent directors.  The Company qualifies as a Controlled Company because Moody National Bank, as Trustee of the Robert L. Moody, Sr. Revocable Trust (the “Moody Revocable Trust”), holds the voting power to elect two-thirds of the members of our Board of Directors, as currently constituted, and therefore is deemed to hold more than 50% of the voting power for the election of directors.

The Board of Directors does not currently separate the role of Chairman of the Board from the role of Chief Executive Officer (both of which are held by Mr. Ross R. Moody) because it believes that this structure currently provides the most efficient and effective leadership model for the Company.  The Company does have a separate lead independent director, David S. Boone, who was elected to the position by the Company's independent directors.  The Board of Directors has affirmatively determined that each of Messrs. Dr. Thomas A. Blackwell, David S. Boone, Stephen E. Glasgow, E. Douglas McLeod, E. J. Pederson, and Todd M. Wallace are “independent directors” as such term is defined in NASDAQ Listing Rule 5605(a)(2).  The independent directors met in executive session on one occasion during 2023.

As described under “Committees of the Board of Directors” below, the Compensation Committee, the Audit Committee, and the Nominating Committee will be comprised solely of “independent director” nominees elected at the Annual Meeting. The Board of Directors has affirmatively determined that each such member of these committees satisfies the independence requirements applicable to audit and compensation committees as prescribed by the NASDAQ Listing Rules and the rules and regulations of the SEC.

Risk Management

Similar to other companies, NWLGI is exposed to a wide spectrum of financial, operational, and other risks.  Effective enterprise risk management (“ERM”) is a key discipline for identifying, monitoring, measuring, communicating, and managing risks within limits and risk tolerances.  The Company's Board of Directors and senior management are knowledgeable of and accountable for key risks.  The full Board of Directors of the Company (as well as the Board of Directors of NWLIC) meets at least every other month and regularly hears reports from the President and Chief Executive Officer, the Chief Financial Officer, the President and Chief Operating Officer (NWLIC), the Chief Actuary and Chief Risk Officer (NWLIC), the Chief Investment Officer (NWLIC), and the Chief Legal Officer. In addition, the Board of Directors of the Company has several committees, including the Audit Committee and the Compensation Committee, and the Board of Directors of NWLIC has an Investment Committee and an Executive Committee, that regularly convene to address various aspects of risk. Day-to-day responsibility for the overall ERM governance framework resides with the Company's designated Chief Risk Officer, who directs the Company's Risk Management Committee, which also reports to the Audit Committee.

The Company maintains several management groups and committees that meet regularly to monitor, discuss, and manage a variety of issues and risks associated with the business.  These groups and committees include numerous areas such as regulatory compliance, financial reporting process and controls, fraud unit investigations, product spread management, cybersecurity, and business strategy.  Key members of senior management are involved with these groups and committees providing direction and oversight and serve as a reporting liaison with the Company’s Board of Directors and sub-committees.

Committees of the Board of Directors

Board Committees

NWLGI’s Board has a standing Audit Committee, Compensation Committee, Nominating Committee and Executive Committee. The Board has determined that all of the members of the Audit Committee, the Compensation Committee and the Nominating Committee are independent in accordance with the NASDAQ listing standards and applicable independence requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Board may also establish special committees from time to time.

The Board of Directors has adopted written charters for the Audit Committee, the Board Compensation Committee and the Nominating Committee. Each of these committees reviews the adequacy of its charter annually. These charters are posted on the Company’s website at the following address: www.nwlgi.com.

Audit Committee

The Audit Committee of the Board of Directors consists of four directors, all of whom are independent as required by the NASDAQ Listing Rules and federal securities laws. The committee is primarily responsible for oversight of the Company’s financial statements and controls; assessing and ensuring the independence, qualifications, and performance of the independent auditors; appointing and retaining the independent auditors; approving the independent auditor’s services and fees; reviewing and approving all related party transactions; reviewing potential conflict of interest situations where appropriate; overseeing and directing internal audit activities; reviewing the Company’s financial risk assessment process and ethical, legal, and regulatory compliance programs; overseeing the Company’s risk management function, including ERM; and reviewing and approving the annual audited financial statements for the Company before issuance. Dr. Thomas A. Blackwell, David S. Boone, Stephen E. Glasgow, and E. J. Pederson are members of the Audit Committee. E. J. Pederson serves as Chairman of the Audit Committee. The Audit Committee Charter is available in the Financial Information section on the Company’s website at www.nwlgi.com. During 2023, the Audit Committee held 11 meetings.

The Board of Directors has determined that Mr. Boone is an “Audit Committee Financial Expert” as defined by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as noted above Mr. Boone is an independent director. Additionally, Dr. Blackwell, Mr. Glasgow, and Mr. Pederson are financially literate and are able to read and understand financial statements, including a company’s balance sheet, income statement, and cash flow statement.

Compensation Committee

The Compensation Committee of the Board of Directors consists of four directors, all of whom are independent as required by the NASDAQ Listing Rules and federal securities laws. The committee has oversight responsibility for the compensation programs for the Company’s Named Executive Officers as well as all other officers. Dr. Thomas A. Blackwell, David S. Boone, Stephen E. Glasgow, and E. J. Pederson serve as members of the Compensation Committee and Dr. Blackwell serves as its Chairman. The Compensation Committee’s report on executive compensation is included under the heading “Compensation Committee Report,” below. The Compensation Committee held five meetings during 2023, and its charter is available in the Financial Information section on the Company’s website at www.nwlgi.com.

Nominating Committee

NWLGI is a “Controlled Company” as defined in NASDAQ Listing Rule 5615(c)(1) and is exempt from the requirement that its independent directors oversee the director nomination process. Notwithstanding such exemption, NWGLI’s Board of Directors, as a matter of good corporate governance, established an independent Nominating Committee at its regular meeting held on April 24, 2020. The Nominating Committee held one meeting in 2023.

The Nominating Committee is primarily responsible for identifying individuals qualified to become Board members and annually recommending to the Board the director nominees proposed for election at the annual meeting.

David S. Boone, Stephen E. Glasgow, and E.J. Pederson are the members of the Nominating Committee, and all such members are independent under the NASDAQ Listing Rules. David S. Boone serves as Chairman of the Nominating Committee. The Nominating Committee Charter is available in the Financial Information section on the Company’s website at www.nwlgi.com. The Nominating Committee’s process for identifying and evaluating director candidates is discussed below in the “Director Nominations and Qualifications” discussion.

There are no arrangements or understandings pursuant to which any officer was elected. All officers are elected annually by the Board of Directors and serve until their successors are elected and qualified, unless otherwise specified by the Board.

Code Of Business Conduct And Ethics

The Company has adopted a Code of Ethics and Conduct for all directors, officers, and employees. This Code is intended to comply with the requirement of the federal securities laws and the requirements of NASDAQ. The Code of Ethics and Conduct has been posted to the Company’s website at www.nwlgi.com in the Financial Information section. We may satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of our Code of Ethics and Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer, or controller, or persons performing similar functions, by posting such information on our website where it is accessible through the same link noted above.

Communications With The Board Of Directors

Stockholders may communicate with the Board of Directors or with specified individual directors by sending a letter to our Corporate Secretary, Gina Byrne Miller, at the following address: National Western Life Group, Inc., 10801 N. Mopac Expy Bldg. 3, Austin, TX 78759.

Any such communication must contain (i) a representation that the stockholder is a holder of record of stock of the Company, (ii) the name and address, as they appear on the Company’s books, of the stockholder sending such communication, and (iii) the class and number of shares of the Company that are beneficially owned by such stockholder. The Corporate Secretary will forward such communications to the Board of Directors or the specified individual director to whom the communication is directed unless such communication is deemed unduly hostile, threatening, illegal, or similarly inappropriate, in which case the Corporate Secretary has the authority to discard the communication or to take appropriate legal action regarding such communication.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Purpose

This Compensation Discussion and Analysis (CD&A) is intended to explain how the Company’s compensation program is designed and how it operates with respect to our Named Executive Officers, or NEOs, (CEO, CFO, and the Company’s three other most highly paid executives in 2023). It first describes our executive compensation philosophy and how we design our compensation program, with a discussion focusing on the main elements. We then detail and analyze the resultant compensation of our Named Executive Officers. The NEOs are employed by, and their compensation is paid by, NWLIC. The NEOs for 2023 are as follows:

Ross R. Moody, NWLGI President and Chief Executive Officer; NWLIC Chief Executive Officer

Rey Perez, NWLGI Senior Vice President; NWLIC President and Chief Operating Officer

Brian M. Pribyl, NWLGI Senior Vice President – Chief Financial Officer and Treasurer; NWLIC Executive Vice President – Chief Financial Officer and Treasurer

Chad J. Tope, NWLIC Executive Vice President – Chief Marketing Officer

Gregory J. Owen, NWLIC Senior Vice President – Chief Information Officer

The Compensation Committee is appointed by and serves at the discretion of the NWLGI Board of Directors. The Compensation Committee consists of four members who meet the independence requirements of federal securities laws and the listing standards of NASDAQ. The purpose of the Compensation Committee is to discharge the Board of Directors’ responsibilities for reviewing and establishing the compensation not just for the NEOs but for all of the Company’s officers. These compensation elements include base salary, annual incentive bonuses, discretionary bonuses and awards, long term incentive compensation in the form of stock appreciation rights (“SARs”), restricted stock units (“RSUs”), and performance share units (“PSUs”), and any other officer compensation arrangements. The Compensation Committee annually reviews and evaluates the executive compensation program to ensure that the program is aligned with the Company’s compensation philosophy and performance.

To assist the Compensation Committee with its responsibilities, it is supported by NWLIC’s Human Resources, Legal, and Financial departments. The Compensation Committee may retain, and has retained from time-to-time, independent compensation consultants who report directly to the members of the Compensation Committee. Regular meetings of the Compensation Committee are scheduled during the year with additional meetings on an as-necessary interim basis and include sessions without members of management present. The Compensation Committee reports to the NWLGI Board of Directors on its actions and recommendations.

The Compensation Committee also considers the advice of Mr. Moody and Mr. Perez concerning executive officers and key employees other than themselves. Specifically, Mr. Moody and Mr. Perez annually review the performance of key employees and each executive officer other than themselves. The conclusions reached and recommendations based on these reviews, including with respect to salary adjustments and annual award amounts, are presented to the Compensation Committee. The Board of Directors and the Compensation Committee exercise their discretion in setting compensation or in modifying any recommended adjustments or awards to executives.

Compensation Philosophy and Objectives

The Company’s overall philosophy in setting compensation policies is to align pay with performance while at the same time providing competitive compensation that allows the Company to retain and attract talented individuals. Within this overall philosophy, the Compensation Committee has adopted several key principles to help guide compensation decisions for executive officers:

●	Provide a competitive total compensation package so the Company can attract, retain, and motivate talented individuals;

●	Tie compensation in part to overall Company financial performance through PSUs and variable bonus awards so that executives are held accountable through their compensation for the performance of the business, thus maintaining a certain amount of compensation at risk;

●	Tie compensation in part to the Company’s stock performance through SARs, PSUs, and RSUs to align executives’ interests with those of the Company’s stockholders; and

●	Maintain a committee of the Board of Directors independent of senior management that may engage independent compensation consultants as needed to review and establish compensation for executive officers.

Based upon our review of the executive compensation arrangements as detailed in the following sections, the Compensation Committee believes that the compensation program does not encourage executives to take unreasonable risks that may harm stockholder value. This is achieved by striking an appropriate balance between short-term and long-term incentives, using a diversity of metrics to assess performance under our incentive programs, placing caps on our incentive award payout opportunities, limiting the potential for timing incentive awards by setting values based upon a 20-day moving average of closing market prices leading up to the award instead of market prices based on a single date.

Elements of Executive Compensation

Officer compensation arrangements, including those for executive officers, are reviewed and approved annually by the Compensation Committee. The Compensation Committee focuses primarily on the following components in forming the total compensation package for each Company executive officer:

●	Base salary;

●	Annual cash incentive bonus based on Company performance versus predetermined targets;

●	Discretionary cash bonus based upon individual performance; and

●	Long-term incentive compensation in the form of SARS, RSUs, and PSUs.

The mix of executive compensation elements is based upon a philosophy of correlating a portion of executive compensation with the Company’s financial results and stock performance, thus putting a segment of executive officer annual and long-term compensation at-risk. This structure provides upside potential and downside risk for senior executive positions in recognition that these roles have greater influence on the Company’s performance. The Compensation Committee believes that these factors, together with a balance of cash and equity awards, and short-term and long-term incentives, help ensure that our compensation program does not create risks that are reasonably likely to have a material adverse effect on the Company.

Compensation Consultant; Peer Group

To ensure that compensation levels are reasonably competitive with market rates, the Compensation Committee engages independent compensation consultants from time-to-time to conduct a survey of executive compensation in a defined group of companies comparable to NWLIC. The surveyed companies are selected by the Compensation Committee based on similar products and product lines, comparable financial size in terms of assets and revenues, and other known competitive factors. Elements of this process were reviewed by Willis Towers Watson in 2018, 2020, and 2022 and are scheduled to be reviewed periodically in the future.

For the surveys, Willis Towers Watson evaluated the Company’s long term incentive compensation program for officers relative to other comparable companies, including American Equity Life, American National, Brighthouse Financial, Citizens Insurance Company, CNO Financial, Fidelity National Financial (formerly F&G), Globe Life (formerly known as Torchmark), Jackson Financial, and Lincoln National. Willis Towers Watson also includes comparative data from their database for companies that are larger in size than this specific comparison group. The primary focus of the surveys was on base pay, total cash compensation, total compensation, incentive compensation plan designs, and overall market competitiveness. The Compensation Committee’s practice has been to generally target base salaries between the 25th and 50th percentile range, excluding incentive compensation, of the identified peer group. The findings and recommendations from these surveys were incorporated into NWLIC’s various incentive compensation programs for officers and into the long-term incentive grants awarded in the 2018 through 2022 compensation cycles.

In addition to market information, the Compensation Committee also subjectively reviews and evaluates the level of performance of the Company and of each officer. In approving salary and incentive compensation for individuals other than the NWLGI President and Chief Executive Officer and NWLIC’s President and Chief Operating Officer, the Compensation Committee considers recommendations from Mr. Ross R. Moody and Mr. Rey Perez concerning the other Company officers weighing such factors as individual performance, the scope and complexity of their current responsibilities, length of time in their current positions, value of the executive’s position to the market, and difficulty of replacement of the officer. This evaluation focuses most heavily on the base salary levels for each officer.

Base Salary

Annual salary increases are not automatic or guaranteed. The base salaries in effect during 2023 and 2024 for the Named Executive Officers are set forth in the table below. Each of the Named Executive Officers received a salary increase to its current level in the respective amounts shown below. In determining salary increases, the Compensation Committee considered the peer group data and input from Willis Towers Watson, as well as individual and Company performance.

	Annual Base Salary (effective December of the preceding year)
Named Executive Officer	2023	2024	Percentage Increase

Ross R. Moody	$1,116,568.61	$1,155,648.51	3.38%
Rey Perez	$471,217.50	$500,000.00	5.76%
Brian M. Pribyl	$425,000.00	$442,000.00	3.85%
Chad J. Tope	$435,625.00	$444,337.50	1.96%
Gregory J. Owen	$303,213.94	$315,342.50	3.85%

Annual Incentive Compensation

For executive officer positions, the Compensation Committee has determined that annual incentive bonuses are an integral part of the executive’s compensation package as the cash bonuses create a direct link between executive compensation and individual and business performance. The 2023 bonus programs in which our Named Executive Officers participated were the Officer Bonus Program and the Chief Marketing Officer Bonus Program.

Officer Bonus Program. All of our NEOs participated in the Officer Bonus Program (“Officer Bonus”) during 2023 except Mr. Tope, who participated in the Chief Marketing Officer Bonus Program discussed below. In order to tie the compensation under the program with the Company’s financial performance, the Officer Bonus includes metrics associated with NWLIC’s annual sales performance and expense management, and the Company’s profitability. In accordance with the program, the Compensation Committee set performance targets for each metric at different levels equating to various target bonus level percentages as follows:

	Chairman and CEO/	Executive	Senior
	President and COO	Vice President	Vice President
Financial Performance Metric	Bonus % Range

Sales	30%	12.5%	8.75%
Expense Management	30%	12.5%	8.75%
Profitability	50% CEO; 40% COO	25.0%	17.50%

The actual bonus percentages achieved for each financial performance metric can be greater than or less than the performance target bonus percentages shown above and are determined by applying a sliding scale of actual performance relative to the target performance level for each metric. The sum of the achieved bonus percentages for each metric, subject to a maximum aggregate percentage of 150% for the Chairman and CEO, 130% for the President and COO, 65% for Executive Vice Presidents, and 45% for Senior Vice Presidents, is applied to the base salary approved by the Compensation Committee for each participant to determine the earned bonus amount. One-half of the bonus amount for each participant is considered “at risk” and subject to downward revision for failure to successfully complete pre-established individual objectives as determined by the NWLIC President and recommended to the Compensation Committee. The profitability metric is based upon the Company’s audited financial statements for the year. Bonus awards are generally paid in the year following the annual financial performance concurrent with the completion of the Company’s audit of the year-end financial statements and approval of the award amounts by the Compensation Committee. Accordingly, the bonus payments made in 2023 were based upon the results achieved for 2022 financial performance metrics established by the Compensation Committee and the Officer Bonus payments earned based on 2023 financial performance were paid in March 2024.

The bonus percentages achieved under the programs in 2022 as a percentage of the participant’s base salary were 73.6% for the Chairman and CEO, 64.9% for the President and COO, 35.0% for Executive Vice Presidents, and 24.9% for Senior Vice Presidents. The 2023 bonus percentage achieved was comprised of the Sales, Expense Management, and Profitability financial metrics as shown in the following tables.

Chairman and CEO

Financial Performance Metric	Minimum	Target Level	Achieved Level	Bonus %

Annuity Sales	$300.0 million	$475.0 million	$110.8 million	—%
Life Insurance Sales	$145.0 million	$175.0 million	$104.7 million	—%
Total Sales Metric				—%
Expense Management	109% actual/target	100% actual/target	86.2% actual/target	76.06%
Profitability	0.65% ROA	0.85% ROA	0.675% ROA	28.15%
Total Bonus Percentage				104.21%

President and COO

Financial Performance Metric	Minimum	Target Level	Achieved Level	Bonus %

Annuity Sales	$300.0 million	$475.0 million	$110.8 million	—%
Life Insurance Sales	$145.0 million	$175.0 million	$104.7 million	—%
Total Sales Metric				—%
Expense Management	109% actual/target	100% actual/target	86.2% actual/target	76.06%
Profitability	0.65% ROA	0.85% ROA	0.675% ROA	22.52%
Total Bonus Percentage				98.58%

Executive Vice President

Financial Performance Metric	Minimum	Target Level	Achieved Level	Bonus %

Annuity Sales	$300.0 million	$475.0 million	$110.8 million	—%
Life Insurance Sales	$145.0 million	$175.0 million	$104.7 million	—%
Total Sales Metric				—%
Expense Management	109% actual/target	100% actual/target	86.2% actual/target	31.69%
Profitability	0.65% ROA	0.85% ROA	0.675% ROA	16.26%
Total Bonus Percentage				47.95%

Senior Vice President

Financial Performance Metric	Minimum	Target Level	Achieved Level	Bonus %

Annuity Sales	$300.0 million	$475.0 million	$110.8 million	—%
Life Insurance Sales	$145.0 million	$175.0 million	$104.7 million	—%
Total Sales Metric				—%
Expense Management	109% actual/target	100% actual/target	86.2% actual/target	22.18%
Profitability	0.65% ROA	0.85% ROA	0.675% ROA	13.13%
Total Bonus Percentage				35.31%

Chief Marketing Officer Bonus Program. The participant in the Chief Marketing Officer Bonus Program (“CMO Bonus”) during 2023 was the NWLIC Executive Vice President and Chief Marketing Officer (Mr. Chad J. Tope). In order to tie the compensation under the program with the Company’s financial performance, the CMO Bonus includes metrics associated with NWLIC’s annual sales performance, product persistency, expense management, and the Company’s profitability. In accordance with the program, the Compensation Committee set performance targets for each metric at different levels equating to various bonus level percentages as follows:

Chief Marketing Officer
Financial Performance Metric	Bonus % Range

Life Sales	0% to No limit
Annuity Sales	0% to No limit
Company Profitability	20% (sliding scale)

Although each of the financial performance metrics in the above chart has no limit individually, the sum is subject to a maximum aggregate of 200% which is applied to the CMO annual base salary, as approved by the Compensation Committee, to determine the bonus amount earned.

The bonus percentage under the CMO Program in 2022 as a percentage of the participant’s base salary was 18.9%. The 2023 bonus percentage achieved was comprised of Life Sales, Annuity Sales, and Profitability financial metrics as shown in the following table.

Financial Performance Metric	Minimum	Target Level	Achieved Level	Bonus %

Annuity Sales	$300.0 million	$475.0 million	$110.8 million	—%
Life Insurance Sales	$145.0 million	$175.0 million	$104.7 million	—%
Total Sales Metric				—%
Profitability	0.65% ROA	0.85% ROA	0.675% ROA	15.63%
Total Bonus Percentage				15.63%

For additional information regarding awards made in 2023 to our Named Executive Officers, see the Summary Compensation Table on page 17.

Discretionary Bonus Awards

The Compensation Committee considers from time-to-time circumstances which merit the need for a discretionary bonus. Although many of these situations may be deemed within the normal responsibilities of officers, the Compensation Committee on occasion may provide one-time bonuses to identified officers where the demands of the situation warrant such award. In 2023, no discretionary bonuses were awarded to the Named Executive Officers.

Long-Term Incentive Compensation

The Company currently has one equity compensation plan, which was originally approved by NWLIC’s stockholders in 2008. That equity plan was assumed by NWLGI from NWLIC in 2015 pursuant to the terms of the holding company reorganization. Thereafter, the plan was amended, restated and approved by stockholders of NWLGI in June 2016, extending its term for ten years from the date of stockholder approval. In December 2022, this plan was amended and restated by the Board of Directors to make certain technical and administrative changes. This amended and restated incentive plan, as amended, is referred to in this annual report as the “Amended Incentive Plan.” As of December 31, 2023, there were a total of 291,000 shares of Class A Stock that were authorized for issuance upon the settlement or exercise, as applicable, of awards granted pursuant to the plan. Although the Company historically granted stock options, in addition to SARs, RSUs and PSUs, as of December 31, 2023, there were no outstanding stock options. Furthermore, under the terms of all outstanding SARs, RSUs and PSUs, all such awards may be settled only in cash. Accordingly, no shares of Class A Stock are issuable under the terms of such awards.

Under the Amended Incentive Plan, the Compensation Committee has provided Company officers with long-term incentive awards through grants of SARs directly aligning the interest of the officers with stockholder interests. All SARs granted December 2019 and thereafter vest ratably over a three-year period, with the first vesting date occurring on the first anniversary of the date of the grant, in order to promote a long-term perspective and to encourage key employees to remain at the Company. All SARs were granted based on a 20-day average of the Class A Stock closing price up to and including the grant date. The Compensation Committee believes that SARs are inherently performance-based and a form of at-risk compensation since the recipient does not benefit unless the market price of Class A Stock subsequently rises.

The Amended Incentive Plan also includes provisions regarding the definition of performance objectives which could be used in the issuance of performance awards. The Incentive Plan allows for certain other share or unit awards which are solely paid out in cash based on the value of the Company’s shares, or changes therein, as well as the financial performance of the Company under target performance metrics predetermined by the Compensation Committee. Certain awards, such as RSUs, provide solely for cash settlement based upon the market price (as defined) of the Class A Stock, often referred to as “phantom stock-based awards.” Unlike share-settled awards, which have a fixed grant-date fair value, the fair value of unsettled or unvested liability awards is remeasured at the end of each reporting period based on the change in the fair value of a share. The liability and corresponding expense are adjusted accordingly until the award is settled. Other awards may involve PSUs. PSU awards specify a target number of PSUs for each recipient and have a three-year cliff vesting schedule, subject to certain limited exceptions permitting earlier vesting. The number of PSUs that vests varies based upon the three-year compound annual growth rate (“CAGR”) in our GAAP book value, with a range of three-year book value CAGRs, and corresponding percentages of target PSUs that may vest, being predetermined by the Compensation Committee and set forth in each recipient’s PSU award agreement. Upon vesting, earned PSUs are settled in cash based on the average per share closing price of Class A Stock on the twenty trading days up to and including the vesting date.

The Compensation Committee is responsible for determining the recipients of the grants, when the grants should be made, and the number of shares, rights, or units to be granted. The size of the awards generally reflect each officer’s position relative to other officers in the Company with consideration to total compensation targets obtained from the peer group information previously discussed. In addition, as is the case with base salaries, the Compensation Committee considers the grant recommendations of Mr. Moody and Mr. Perez for other officers who directly or indirectly report to them.

On October 8, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with S. USA Life Insurance Company, Inc. (“S.USA”) and its wholly owned subsidiary, PHG Merger Inc. (“Merger Sub”). When the transactions contemplated by the Merger Agreement are completed, Merger Sub will merge into the Company (the “Merger”). The Company will serve the Merger as a wholly owned subsidiary of S.USA. The Merger Agreement contains a number of restrictions on the Company’s operations between the signing of the Merger Agreement and the closing of the transaction. Among those limitations were restrictions on the Company’s ability to grant equity-linked awards like SARs, PSUs, and RSUs. As a result, the Company did not grant any SARs, PSUs, or RSUs to our Named Executive Officers or any other employees during the regular grant period in December 2023. The only exception to this statement is that Ross R. Moody, who also serves a director, received the same grant of 217 RSUs in June 2023 that all of our directors received. Those RSUs had a grant date value of $83,384, which was based on the $384.26 closing price of the Company’s common stock on the date of grant.

Retirement and Other Benefits

NWLIC’s executive officers are eligible to participate in the health and welfare, 401(k), and defined benefit retirement benefit plans that are offered to other company employees (NWLIC’s qualified defined benefit pension plan was frozen as of December 31, 2007). In addition, if eligible, executive officers may participate in the following plans:

Group Excess Benefit Plan

Company officers at the senior vice president level and above, including Named Executive Officers, are eligible to participate in a group excess benefit plan which supplements NWLIC’s core medical insurance plan. Administered by ANICO, the group excess benefit plan provides coverage for co-pays, deductibles, and other out-of-pocket expenses not covered by the core medical insurance plan. Offering such a plan to the selected company officer levels is viewed as a key component of the overall compensation strategy for attracting and retaining talented executive officers. The benefits provided to each Named Executive Officer are reported in the “All Other Compensation Column” of the Summary Compensation Table.

Non-Qualified Deferred Compensation Plan

This plan allows NWLIC senior officers, including Named Executive Officers, to defer payment of a percentage of their compensation and to provide for up to a 2% matching and 2% profit sharing contribution on plan compensation that exceeds certain qualified plan limits, and an additional NWLIC discretionary matching contribution of up to 2% of plan compensation. Company contributions are subject to a vesting schedule based upon each officer’s years of service. Benefit information associated with this plan is disclosed in the Non-Qualified Deferred Compensation table below, and NWLIC contributions are included in the “All Other Compensation” column in the Summary Compensation Table.

Non-Qualified Defined Benefit Plan for the President of NWLIC

Similar to the immediately preceding plan, this plan specifically covers NWLIC’s former President, Mr. Ross R. Moody, and is intended to provide retirement benefits that comply with the American Jobs Creation Act of 2004. Mr. Moody’s benefits associated with this plan are disclosed in the Pension Benefits table in the Pension Benefits section.

Special Considerations for Pension-Related Amounts Reported in the Summary Compensation Table

It is important to note that amounts reported in the “Changes in Pension Value and Non-Qualified Deferred Compensation Earnings” column of the Summary Compensation Table below are not the result of any decision to increase or decrease pay. For each of the NEOs, the amount reported in such column includes the year-over-year change in accrued pension benefits under our frozen defined benefit pension plans. Such change is influenced by variables outside of the Company’s control, including interest rates, mortality factors, and the age of each individual.

Postretirement Benefits

The Company’s basic health plan and group excess benefit plan have a provision for individuals serving in the positions of Chairman of the Board or President for seven years or more subsequent to 1980 to continue to receive lifetime health benefits for themselves and their dependents upon retirement. Mr. Ross R. Moody currently meets this eligibility criteria.

Perquisites and Other Personal Benefits

The Compensation Committee periodically reviews executive officer perquisites and other benefits based upon information supplied to it by NWLIC’s Human Resources, Legal, and Financial departments. In addition to base salaries and annual and long-term bonus incentives, the Company provides its executive officers with certain and varying perquisites and benefits.

The perquisites and personal benefits provided to each Named Executive Officer are reported in the “All Other Compensation Column” of the Summary Compensation Table below and are described in further detail in the footnotes to that table.

Stock Ownership Guidelines

The Company does not require that its executive officers or directors be stockholders. The Compensation Committee is satisfied that the long-term incentive compensation offered to directors and officers in the form of SARs, RSUs, and PSUs adequately aligns this group’s interest with those of the Company’s stockholders.

Anti-Hedging Policy

Our Insider Trading Policy prohibits our officers, employees, and directors from engaging in hedging or monetization transactions with respect to our stock that are designed to or have the effect of hedging or offsetting any decreases in the market value of such stock, such as zero-cost collars and forward sale contracts. Such transactions are prohibited because when our officers, employees, and directors own our stock without the full risks of ownership, they may no longer have the same objectives as our other stockholders.

Employment Agreements

The Company does not generally utilize employment agreements with its executive officers or other employees. The Company’s practice has been to issue offer letters to executive officer candidates when recruited to their positions. In addition to outlining the executive officer’s responsibilities, each offer letter specifies the beginning base salary and eligibility for any additional compensation programs overseen by the Compensation Committee. Except for the change in control agreements with our Named Executive Officers described below, as of December 31, 2023, the Company does not have any contractual obligations to its Named Executive Officers for severance payments in connection with any termination or change-in-control.

In December 2021, we entered into a Change in Control & Severance Agreement with Ross R. Moody, with a two-year term. The term of this agreement was renewed for an additional two years with the term now scheduled to expire on December 16, 2025. However, following any change in control, the term of the agreement ends on the third anniversary of such change in control. The agreement also terminates upon Mr. Moody’s earlier death or incapacity. Pursuant to this agreement, Mr. Moody is eligible to receive certain severance benefits, including enhanced severance benefits, if there is a qualifying termination of employment within three years following a change in control.

Also in 2019, we entered into Change in Control Agreements with our Named Executive Officers other than Mr. Moody. The term of each of such agreements ends on the second anniversary of a “change in control,” as defined in the agreements, unless the agreement is earlier terminated pursuant to its terms. Under these agreements, the Named Executive Officers other than Mr. Moody are eligible to receive certain severance benefits if there is a qualifying termination of employment within two years following a change in control. Such agreements do not provide for any payments or benefits in connection with a termination of employment in the absence of a change in control.

See below under “Potential Payments Upon Termination or Change in Control” for a description of the severance benefits each of the Named Executive Officers would have been eligible to receive as of December 31, 2023 had his or her employment terminated at such time.

Financial Restatements

The Compensation Committee has not formally adopted a policy with respect to whether retroactive adjustments to any form of compensation paid under arrangements for executive officers will be made where the prior payment was related to financial results of the Company that are subsequently restated. However, beginning in 2021, the Compensation Committee authorized the addition of a clawback provision to the Company’s SAR award agreements for such year and that provision continued to apply in SAR award agreements for 2022. Such clawback provision provides that in the event of a restatement of the Company’s previously issued financial statements, the Compensation Committee will review the circumstances regarding the restatement and all performance-based compensation awarded to the holder that is attributable to performance during the time periods restated. If the Compensation Committee determines that (1) the restatement is required due to the failure of the Company’s management to act reasonably and (2) the holder received more compensation than he or she would have received absent the restated financial statements, then the Compensation Committee will take action to recoup any such excess compensation. We will also implement the incentive compensation “clawback” provisions required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 as the method of their implementation becomes finalized under applicable SEC rules.

Tax and Accounting Treatment of Compensation

Section 162(m) of the Internal Revenue Code precludes us, as a public company, from taking a tax deduction for individual compensation to certain of our executive officers in excess of $1 million, subject to certain exemptions. Prior to 2018, Section 162(m) excluded performance-based compensation from the $1 million limit. However, the Tax Cuts and Jobs Act, enacted in December 2017, amended Section 162(m) and eliminated this exclusion, subject to certain exemptions. The Compensation Committee believes tax deductibility of compensation is an important consideration and continues to consider the implications of legislative changes to section 162(m).

However, the Compensation Committee also believes that it is important to retain flexibility in designing compensation programs. As a result, the Compensation Committee has not adopted a policy that any particular amount of compensation must be deductible to the Company under section 162(m). In addition, effective as of December 2022, the Board of Directors amended the Amended Incentive Plan to remove various provisions from the plan that had addressed the performance-based compensation exclusion requirements that are no longer part of Section 162(m).

The Company accounts for long-term incentive compensation in the form of stock options (if any), SARs, RSUs, and PSUs to executive officers under generally accepted accounting principles (“GAAP”) guidance which requires the Company to estimate and expense each award of equity compensation over the service period of the award. Other accounting guidance requires that cash compensation be recorded as an expense at the time the obligation is accrued.

Equity Compensation Plan Information at December 31, 2023

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#) (a)	Weighted-average exercise price of outstanding options, warrants and rights ($) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (#) (c)

Equity compensation plans approved by security holders	—	—	291,000

Equity compensation plans not approved by security holders	—	—	—
Total	—	—	291,000

As of December 31, 2023, a total of 291,000 shares of Class A Stock were authorized for issuance upon the settlement or exercise, as applicable, of awards granted pursuant to the Amended Incentive Plan. However, as of December 31, 2023, there were no outstanding stock options. Furthermore, under the terms of all outstanding SARs, RSUs and PSUs, all such awards may be settled only in cash. Accordingly, no shares of Class A Stock are issuable under the terms of such awards.

Under the terms of the Amended Incentive Plan approved by the Company’s stockholders in June 2016, the 291,000 share limitation is a limit on the number of shares of Class A Stock that may be issued under the Amended Incentive Plan, but not necessarily a limit on the shares that can be subject to outstanding awards at any given time. For example, the Amended Incentive Plan provides that awards that may be settled or exercised solely for cash (as with all currently outstanding SARs, RSUs, and PSUs) will not reduce the number of shares of Class A Stock that may be issued under the Amended Incentive Plan.

Compensation Committee Report

The Compensation Committee has reviewed each element of executive officer compensation and believes that the compensation philosophy and practices are designed to serve the best interests of the Company and its stockholders. The Compensation Committee also believes that the compensation of the Company’s executive officers is both appropriate and consistent with the objectives set by this committee.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth above with the Company’s management. Based on its reviews and discussions, the Compensation Committee approved and recommended to the Company’s Board of Directors that the Compensation Discussion and Analysis be included in this Amended Filing.

Submitted by the Compensation Committee of the Board of Directors

Dr. Thomas A. Blackwell, Chairman

David S. Boone

Stephen E. Glasgow

E. J. Pederson

This Compensation Committee Report shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report into any filing under the Securities Act of 1933, as amended (the “Securities Act”), or under the Exchange Act, except to the extent that NWLGI specifically incorporates this information by reference, and shall not otherwise be deemed filed under such acts.

Summary Compensation Table

The following table sets forth all of the compensation awarded to, earned by, or paid to the Company’s Named Executive Officers for the years ended December 31, 2023, 2022, and 2021.

Name and Principal Position	Year	Salary (a)	Stock/ Option/SAR/ RSU/PSU Awards (b)	Non-Equity Incentive Plan Compensation		Change in Pension Value and Nonqualified Deferred Compensation Earnings (d)	All Other Compensation (e)	Total

Ross R. Moody	2023	$1,197,108	$83,384	$1,183,939	(c)	$8,477,943	$114,290	$11,056,664
Chairman of the Board	2022	$1,166,571	$10,801,433	$811,404		$0	$116,968	$12,896,376
President & CEO	2021	$1,135,847	$3,183,159	$1,607,021		$726,178	$111,146	$6,763,351

Rey Perez	2023	$493,109	$0	$505,016	(c)	$5,584	$42,038	$1,045,747
NWLIC President &	2022	$467,859	$905,269	$297,903		$0	$40,924	$1,711,955
Chief Operating Officer	2021	$444,750	$341,606	$567,125		$0	$38,275	$1,391,756

Brian M. Pribyl	2023	$441,000	$0	$219,285	(c)	$21,230	$45,063	$726,578
Senior Vice President	2022	$374,556	$699,753	$128,971		$0	$40,127	$1,243,407
Chief Financial Officer & Treasurer	2021	$358,502	$181,006	$112,070		$0	$38,141	$689,719

Chad J. Tope	2023	$441,481	$0	$69,165	(c)	$0	$54,411	$565,057
NWLIC Executive Vice President	2022	$437,125	$477,959	$222,219		$0	$42,526	$1,179,829
Chief Marketing Officer	2021	$431,812	$221,600	$408,625		$0	$41,877	$1,103,914

Gregory J. Owen	2023	$310,278	$0	$115,207	(c)	$0	$49,301	$474,786
NWLIC Senior Vice President	2022	$295,882	$416,074	$73,470		$0	$36,857	$822,283
Chief Information Officer	2021	$283,385	$109,156	$125,157		$0	$35,056	$552,754

Note: Columns with no data have been omitted.

(a)	The 2023 amounts in this column include Company and subsidiary Board of Director fees of $61,000 for Mr. Moody, $7,500 for Mr. Perez, $7,500 for Mr. Pribyl, $1,000 for Mr. Owen, and $1,500 for Mr. Tope.

(b)	Grant date fair value computed in accordance with FASB ASC Topic 718. A discussion of the assumptions underlying the calculations can be found in Note 14 to our Consolidated Financial Statements in our Form 10-K for the fiscal year ended December 31, 2023. 2023 values reflect grants awarded on June 22, 2023.

(c)	The amounts for Mr. Moody, Mr. Perez, Mr. Pribyl, and Mr. Owen represent the bonus earned under the 2023 Officer Bonus Program. The amount for Mr. Tope represents the bonus earned under the 2023 Chief Marketing Officer Bonus Program.

(d)	The amounts in this column represent the change in the accumulated pension benefit under the Company’s qualified defined benefit plan for Mr. Perez and Mr. Pribyl and the change in the accumulated pension benefit under the Company’s qualified and non-qualified defined benefit plans for Mr. Moody. The Company does not pay above-market earnings on deferred compensation; therefore, no amounts are reported in this column for deferred compensation. For a discussion of the assumptions made in the calculation of these amounts, refer to the Notes to Consolidated Financial Statements section of the Annual Report on Form 10-K.

(e)	The amounts in this column include the items summarized in the following table:

All Other Compensation

Name and Principal Position	Year	Company Paid Benefit Premiums (a)	Excess Benefit Claims Paid (b)	Company Contributions To Savings Plans (c)	Company Paid Taxes/ Insurance	Other Perquisites		Total All Other Compensation

Ross R. Moody	2023	2,679	4,419	68,626	—	38,566	(d)	114,290
Chairman of the Board	2022	2,601	3,760	66,685	—	43,922		116,968
President & CEO	2021	2,447	6,552	66,727	—	35,420		111,146

Rey Perez	2023	6,831	4,954	29,503	—	750		42,038
NWLIC President &	2022	6,507	5,677	28,040	—	700		40,924
Chief Operating Officer	2021	6,112	3,028	28,435	—	700		38,275

Brian M. Pribyl	2023	8,420	10,544	25,399	—	700		45,063
Senior Vice President	2022	8,004	8,745	22,678	—	700		40,127
Chief Financial Officer & Treasurer	2021	7,498	6,945	22,998	—	700		38,141

Chad J. Tope	2023	13,807	13,074	26,830	—	700		54,411
NWLIC Executive Vice President	2022	13,126	2,166	26,534	—	700		42,526
Chief Marketing Officer	2021	12,296	3,604	25,277	—	700		41,877

Gregory J. Owen	2023	13,807	18,305	16,489	—	700		49,301
NWLIC Senior Vice President	2022	13,126	7,704	15,327	—	700		36,857
Chief Information Officer	2021	12,296	6,615	15,445	—	700		35,056

(a)	NWLIC provides its officers additional compensation equivalent to the premiums for health, dental, and accidental death and dismemberment coverage offered to all employees.

(b)	The amounts in this column represent claims paid under NWLIC’s Group Excess Benefit Program.

(c)	The amounts in this column represent NWLIC contributions to NWLIC’s qualified and non-qualified savings plans. NWLIC’s 401(k) plan is available to all employees with the same contribution criteria.

(d)	Mr. Moody’s amounts in this column include $23,096 for car expenses, $11,005 in credit card membership points, $374 for Sirius radio, $3,391 in membership dues, and $700 in officer and director gifts.

Grants of Plan-Based Awards

The following table provides information regarding grants under NWLIC’s 2023 Officer Bonus Program for the Named Executive Officers.

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (a)
Name	Threshold ($)	Target ($)	Maximum (b) ($)

Ross R. Moody
2023 Officer Bonus Program:
Life insurance sales	85,208	170,416	No limit
Annuity sales	85,208	170,416	No limit
Expense management	1	340,833	No limit
Company profitability	284,027	568,055	No limit

Rey Perez
2023 Officer Bonus Program:
Life insurance sales	36,421	72,841	No limit
Annuity sales	36,421	72,841	No limit
Expense management	1	145,683	No limit
Company profitability	97,122	194,244	No limit

Brian M. Pribyl
2023 Officer Bonus Program:
Life insurance sales	16,256	27,094	No limit
Annuity sales	16,256	27,094	No limit
Expense management	1	54,188	No limit
Expense management	65,025	108,375	No limit

Chad J. Tope
2023 Chief Marketing Officer Bonus Program:
Life insurance sales	87,996	175,992	No limit
Annuity sales	87,996	175,992	No limit
Company profitability	65,997	87,996	No limit

Gregory J. Owen
2023 Officer Bonus Program:
Life insurance sales	9,665	13,531	No limit
Annuity sales	9,665	13,531	No limit
Expense management	1	27,062	No limit
Company profitability	38,660	54,124	No limit

Note: The expense management component has a minimum threshold that equates to a 0% bonus (i.e., there is no bonus unless the minimum target is exceeded). Therefore, the minimum threshold bonus payment, if there is any payment, is $1.

(a)	Amounts that have been or are expected to be paid in 2024 pertaining to the 2023 programs are reflected in the Summary Compensation Table. The 2023 program bonus amounts are based upon the base salary reflected in the applicable program addendums.

(b)	Although the Officer Bonus Program has no limit for each program component, the aggregate bonus amount cannot exceed 150% for the Chairman and CEO, 130% for the President, 65% for Executive Vice Presidents, and 45% for Senior Vice Presidents, respectively, of base salaries. The aggregate bonus amount for the Chief Marketing Officer cannot exceed 200% of base salary.

The following table provides information regarding all RSU grants awarded during the year ended December 31, 2023 under the Company’s Incentive Plan for the Named Executive Officers. No PSU or SAR grants were awarded under the Company’s Incentive Plan during 2023. The RSU grant to Ross R. Moody shown below was granted to Mr. Moody in recognition of his service as a director. Mr. Moody’s grant is the same number of RSUs as the grants to the other directors, which grants are described under the heading “Director Compensation.”

Name	Grant Date	Grant Type	All Other Option Awards: Number of Securities Underlying Award (#)	Exercise or Share Price of Awards(1) ($)	Grant Date Fair Value of Awards ($)

Ross R. Moody	06/22/23	RSU	217	$384.26	$83,384

(1)	RSUs do not have an exercise price, so for those awards, the price shown is the share price upon which the award is based.

Outstanding Equity Awards at December 31, 2023

The following table provides information regarding outstanding stock options, SARs, RSUs, and PSUs held by the Named Executive Officers as of December 31, 2023. Under the terms of all outstanding SARs, RSUs and PSUs, all such awards may be settled only in cash. Accordingly, no shares of Class A Stock are issuable under the terms of such awards.

	Option/SAR/RSU/PSU Awards
Name	Number of Securities Underlying Unexercised Options/SARs/RSUs/PSUs Exercisable (#)		Number of Securities Underlying Unexercised Options/SARs/RSUs/PSUs Unexercisable (#)	Option/SAR/RSU/PSU Exercise Price ($)(1)	Option/SAR/RSU/PSU Expiration Date

Ross R. Moody Grants:
02/17/16 SAR	2,964	*	—	216.48	02/17/2026
02/16/17 SAR	6,342	*	—	311.16	02/16/2027
12/13/17 SAR	5,902	*	—	334.34	12/13/2027
12/12/18 SAR	6,798	*	—	303.77	12/12/2028
12/11/19 SAR	9,509	*	—	252.91	12/11/2029
12/09/20 SAR	13,771	*	—	192.10	12/09/2030
12/14/21 SAR	24,825		12,413	218.44	12/14/2031
12/14/21 RSU	—		2,793	218.44	12/14/2024
12/14/21 PSU	—		2,793	218.44	12/14/2024
12/14/22 SAR	24,603		49,207	220.61	12/14/2025
12/14/22 RSU	—		4,429	220.61	12/14/2023
06/22/23 (director RSU)	—		217	384.26	06/22/2024

Rey Perez Grants:
12/14/21 SAR	—		1,366	218.44	12/14/2031
12/14/21 RSU	—		307	218.44	12/14/2024
12/14/21 PSU	—		307	218.44	12/14/2024
12/14/22 SAR	—		4,154	220.61	12/14/2032
12/14/22 RSU	—		374	220.61	12/14/2025
12/14/22 PSU	—		374	220.61	12/14/2025

Name	Number of Securities Underlying Unexercised Options/SARs/RSUs/PSUs Exercisable (#)		Number of Securities Underlying Unexercised Options/SARs/RSUs/PSUs Unexercisable (#)	Option/SAR/RSU/PSU Exercise Price ($)(1)	Option/SAR/RSU/PSU Expiration Date

Brian M. Pribyl Grants:
12/14/21 SAR	—		723	218.44	12/14/2031
12/14/21 RSU	—		163	218.44	12/14/2024
12/14/21 PSU	—		163	218.44	12/14/2024
12/14/22 SAR	—		3,211	220.61	12/14/2032
12/14/22 RSU	—		289	220.61	12/14/2025
12/14/22 PSU	—		289	220.61	12/14/2025

Chad J. Tope Grants:
12/09/20 SAR	492	*	—	192.10	12/09/2030
12/14/21 SAR	886		1,773	218.44	12/14/2031
12/14/21 RSU	—		199	218.44	12/14/2024
12/14/21 PSU	—		197	218.44	12/14/2024
12/14/22 SAR	1,097		2,194	220.61	12/14/2032
12/14/22 RSU	—		199	220.61	12/14/2025
12/14/22 PSU	—		197	220.61	12/14/2025

Gregory J. Owen Grants:
12/09/20 SAR	241	*	—	192.10	12/09/2030
12/14/21 SAR	437		437	218.44	12/14/2031
12/14/21 RSU	—		98	218.44	12/14/2024
12/14/21 PSU	—		98	218.44	12/14/2024
12/14/22 SAR	954		1,909	220.61	12/14/2032
12/14/22 RSU	—		172	220.61	12/14/2025
12/14/22 PSU	—		172	220.61	12/14/2025

Note:	Columns with no data have been omitted.

(*) -	Fully vested.

(1)	PSUs and RSUs do not have an exercise price, so for those awards, the price shown is the share price upon which the award is based.

Officer SARs granted prior to 2016 vest 20% annually following three full years of service to the Company from the date of grant. SARs granted to members of the Board of Directors prior to 2016 vest 20% annually following one full year of service to the Company from the date of grant. Beginning with the grants awarded in 2017, SARs granted to officers vest annually at a rate of 33.3% per year from the date of grant while RSUs and PSUs granted to officers vest three years from the date of grant. RSUs granted to members of the Board of Directors in 2023 vest one year from the date of grant. Accordingly, the unexercisable SARs, RSUs, and PSUs shown in the previous table are scheduled to vest during the following years:

Name	2024	2025	2026	Total Unexercisable

Ross R. Moody Grants:
12/14/21 SAR	1,243	—	—	1,243
12/14/21 RSU	2,793	—	—	2,793
12/14/21 PSU	2,793	—	—	2,793
12/14/22 SAR	24,603	24,604	—	49,207
12/14/22 RSU	—	4,429	—	4,429
12/14/22 PSU	—	4,429	—	4,429
06/22/23 (director RSU)	217	—	—	217
12/14/23 SAR	—	—	—	—
12/14/23 RSU	—	—	—	—
12/14/23 PSU	—	—	—	—

Rey Perez Grants:
12/14/21 SAR	1,366	—	—	1,366
12/14/21 RSU	307	—	—	307
12/14/21 PSU	307	—	—	307
12/14/22 SAR	2,077	2,077	—	4,154
12/14/22 RSU	—	374	—	374
12/14/22 PSU	—	374	—	374
12/14/23 SAR	—	—	—	—
12/14/23 RSU	—	—	—	—
12/14/23 PSU	—	—	—	—

Brian M. Pribyl Grants:
12/14/21 SAR	723	—	—	723
12/14/21 RSU	163	—	—	163
12/14/21 PSU	163	—	—	163
12/14/22 SAR	1,605	1,606	—	3,211
12/14/22 RSU	—	289	—	289
12/14/22 PSU	—	289	—	289
12/14/23 SAR	—	—	—	—
12/14/23 RSU	—	—	—	—
12/14/23 PSU	—	—	—	—

Name	2023	2024	2025	Total Unexercisable

Chad J. Tope Grants:
12/14/21 SAR	887	—	—	887
12/14/21 RSU	199	—	—	199
12/14/21 PSU	199	—	—	199
12/14/22 SAR	1,097	1,097	—	2,194
12/14/22 RSU	—	197	—	197
12/14/22 PSU	—	197	—	197
12/14/23 SAR	—	—	—	—
12/14/23 RSU	—	—	—	—
12/14/23 PSU	—	—	—	—

Gregory J. Owen Grants:
12/14/21 SAR	437	—	—	437
12/14/21 RSU	98	—	—	98
12/14/21 PSU	—	—	—	221
12/14/22 SAR	954	955	—	1,909
12/14/22 RSU	—	172	—	172
12/14/22 PSU	—	172	—	172
12/14/23 SAR	—	—	—	—
12/14/23 RSU	—	—	—	—
12/14/23 PSU	—	—	—	—

Option Exercises and Stock Vested

The following table sets forth information regarding stock option and SAR exercises by the Named Executive Officers for the year ended December 31, 2023. As of December 31, 2021, there were no outstanding stock options. All exercises shown below for the year ended December 31, 2022 were released pursuant to plan provisions and not based on participant election.

	SAR/RSU/PSU Awards
Name	Number of Shares Exercised (#)	Value Realized On Exercise ($)

Ross R. Moody	24,694	9,295,311

Rey Perez	11,070	3,146,809

Brian M. Pribyl	7,312	1,969,087

Chad J. Tope	3,517	1,121,141

Gregory J. Owen	1,994	595,831

Note: Columns with no data have been omitted.

*Mr. Moody’s totals include 3,098 officer RSUs, 9,296 officer PSUs, 1,000 director SARs, and 371 director RSUs.

Pension Benefits

The following table provides information regarding benefits under NWLIC’s Pension Plan and Non-Qualified Defined Benefit Plan for the President of National Western Life Insurance Company (NWLIC).

Name	Plan Name	Number of Years of Credited Service	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)

Ross R. Moody	NWLIC Pension Plan	17	570,605	—

	Non-Qualified Defined
	Benefit Plan for the
	President of NWLIC	33	23,242,676	—

Rey Perez	NWLIC Pension Plan	7	54,618	—

Brian M. Pribyl	NWLIC Pension Plan	7	286,944	—

Note: Mr. Tope and Mr. Owen are not eligible participants in the Pension Plan. Columns with no data have been omitted.

Pension Plan. The qualified defined benefit plan (“Pension Plan”) covers substantially all employees and officers of NWLIC and provides benefits based on the participant’s years of service and compensation. The Company makes annual contributions to the Pension Plan that comply with the minimum funding provisions of the Employee Retirement Income Security Act. Annual pension benefits for those employees who became eligible participants prior to January 1, 1991, are generally calculated as the sum of the following:

(i)	50% of the participant’s final 5-year average annual eligible compensation at December 31, 1990, less 50% of their primary social security benefit determined at December 31, 1990; this net amount is then prorated for less than 15 years of benefit service at normal retirement date. This result is multiplied by a fraction which is the participant’s years of benefit service at December 31, 1990, divided by the participant’s years of benefit service at normal retirement date.

(ii)	1.5% of the participant’s eligible compensation earned during each year of benefit service after December 31, 1990 and through December 31, 2007.

Annual pension benefits for those employees who become eligible participants on or subsequent to January 1, 1991, are generally calculated as 1.5% of their compensation earned during each year of benefit service through December 31, 2007.

On October 19, 2007, NWLIC’s Board of Directors approved an amendment to freeze the Pension Plan as of December 31, 2007. The freeze ceased future benefit accruals to all participants and closed the Pension Plan to any new participants. In addition, all participants became immediately 100% vested in their accrued benefits as of that date.

Non-Qualified Defined Benefit Plan for the President of National Western Life Insurance Company. This plan covers the former President of NWLIC, Ross R. Moody, and is intended to provide benefit accruals that comply with the American Jobs Creation Act of 2004. No minimum funding standards are required. The annual benefit to be paid to Mr. Moody, if he retires at his normal retirement date, shall be equal to (a) minus (b) minus (c) where:

(a) equals his years of service (up to 45), multiplied by 1.66667%, and then multiplied by the excess of his eligible compensation over his primary social security benefit under the terms of the Pension Plan as of December 31, 1990, as if that plan had continued without change and without regard to Internal Revenue Code Section 401(a) (17) and 415 limits, and,

(b) equals the actuarial equivalent life annuity provided by an accumulation of 2% of his compensation for each year of service on and after his date of hire, accumulated at an assumed interest rate of 8.5% to his normal retirement date, and,

(c) equals the benefit actually payable to him under the terms of the Pension Plan.

The plan provides for a monthly in-service benefit if Mr. Ross R. Moody continues employment after his normal retirement date.

Non-Qualified Deferred Compensation

The following table provides information regarding NWLIC’s non-qualified deferred compensation plan for the Named Executive Officers as of December 31, 2023.

Name	Executive Contributions in Last Fiscal Year (a) ($)	Registrant Contributions in Last Fiscal Year (b) ($)	Aggregate Earnings in Last Fiscal Year (c) ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year-End (d) ($)

Ross R. Moody	68,687	54,945	774,454	—	4,652,708

Rey Perez	124,610	16,303	89,976	—	547,667

Brian M. Pribyl	31,354	12,199	17,149	—	947,026

Chad J. Tope	68,068	13,897	48,992	—	430,880

Gregory J. Owen	6,462	3,312	11,467	—	80,140

Note: Columns with no data have been omitted.

(a)	These amounts are included within the “Salary” and “Non-Equity Incentive Compensation Plan” columns of the Summary Compensation Table above.

(b)	NWLIC contributions are reflected in the “All Other Compensation” column in the Summary Compensation Table and are not additional earned compensation.

(c)	The investment options under the plan consist of a selection of mutual funds identical to those available to all employees through the 401(k) plan. The Company does not provide any above-market or preferential earnings rates, nor does it guarantee that an officer will have positive earnings under the investment options he or she selects. Since these amounts are not preferential, they are not included in the Summary Compensation Table.

(d)	The aggregate balance shown represents the sum of executive contributions, Company contributions, and aggregate earnings, less any distributions or withdrawals, through December 31, 2023. Balances in the plan are settled in cash upon the termination event selected by the officer and distributed either in a lump sum or in annual installments. Deferred amounts represent unsecured obligations of the Company. This column includes amounts that were reported in prior years’ Summary Compensation Tables to the extent the NEO was an NEO in one or more prior years. These amounts are as follows: $1,361,025 for Mr. Moody; $316,678 for Mr. Pribyl; $320,069 for Mr. Perez; and $259,121 for Mr. Tope.

Potential Payments Upon Termination or Change in Control

As of December 31, 2023, other than any outstanding SARs, RSUs, and PSUs under the Amended Incentive Plan (and any predecessor plan), Ross R. Moody’s December 2023 Change in Control & Severance Agreement, and the 2019 Change in Control Agreements of each of the other Named Executive Officers, the Company has no contract, agreement, plan, or arrangement, written or unwritten, that provides for payment to any Named Executive Officer at, following, or in connection with any termination, severance, retirement or a constructive termination, or a change in control of the Company, or a change in any officer’s responsibilities.

Termination of Employment without Cause in Absence of a Change in Control

Under Mr. Moody’s Change in Control & Severance Agreement, if Mr. Moody’s employment is terminated by us for any reason other than for “cause,” death, or incapacity during the employment period (but not within three years of a “change in control,” as defined in the agreement), subject to his execution of a release of claims, he will be entitled to (1) a lump sum cash amount equal to two times the sum of his annual base salary and his target bonus payable within 10 business days following the date of the employment termination and (2) financial counseling services, not to exceed $35,000, for a one-year period after termination of employment.

In addition, in the event of any such termination, the agreement provides that for the sole purposes of the vesting of any incentive awards outstanding at the time of termination and for determining the expiration date of any such award, Mr. Moody’s employment shall be treated as having extended until the third anniversary of the date of termination. Under the agreement, “cause” is defined as the willful and continued failure of the executive to perform substantially the executive’s duties owed to the Company or its affiliates after a written demand for substantial performance is delivered to the executive specifically identifying the nature of such unacceptable performance.

Change in Control

The Company currently has one equity compensation plan, the Amended Incentive Plan. As of December 31, 2023, there were a total of 291,000 shares of Class A Stock that were authorized for issuance upon the settlement or exercise, as applicable, of awards granted pursuant to the plan. However, as of December 31, 2023, there were no outstanding stock options. Furthermore, under the terms of all outstanding SARs, RSUs and PSUs, all such awards may be settled only in cash. Accordingly, no shares of Class A Stock are issuable under the terms of such awards.

The Amended Incentive Plan governs the SARs, RSUs and PSUs that have been granted to our executive officers. Pursuant to the Amended Incentive Plan, the terms regarding any vesting acceleration may be set forth in the award agreements relating to such SARs, RSUs and PSUs. With respect to all outstanding awards of SARs, RSUs and PSUs that have been granted to our executive officers, the underlying award agreements for such SARs, RSUs and PSUs provide for accelerated vesting upon the occurrence of a change in control. The provisions contained in the preceding sentence are inapplicable to an award granted within six months before the occurrence of a change in control if the holder of such award is subject to the reporting requirements of Section 16(a) of the Exchange Act. The provisions contained in this paragraph shall not terminate any rights of the holder to further payments pursuant to any other agreement with the Company following a change in control.

Our Named Executive Officers hold grants under the Amended Incentive Plan, as well as one tranche of fully-vested SARS under a predecessor plan. Grants under the Amended Incentive Plan will immediately vest upon a change in control. The following table depicts potential benefits for our Named Executive Officers as a result of a change in control. Such termination is assumed to occur on December 31, 2023.

Acceleration of Vesting of SARs, RSUs, and PSUs Upon Change in Control

Named Executive Officer	Intrinsic Value of Accelerated SARs, RSUs, and PSUs (1) ($)

Ross R. Moody	48,467,629

Rey Perez	2,108,578

Brian M. Pribyl	1,470,034

Chad J. Tope	1,857,933

Gregory J. Owen	1,313,163

(1)	Value is based upon the closing price per share of our Class A Stock on the NASDAQ Global Select Market on December 29, 2023, the last trading day of 2023, which was $483.02.

Mr. Moody’s Change in Control & Severance Agreement provides for severance payments upon a termination of employment by us for any reason except for “cause,” death or incapacity, or by Mr. Moody for certain reasons specified in such agreement, within three years following a “change in control.” In the event of a qualifying termination following a change in control, Mr. Moody would be entitled to (1) a lump sum cash amount payable within 10 business days after his termination date equal to (a) his currently effective annual base salary through the termination date plus any accrued vacation pay and (b) an amount equal to two times the sum of his annual base salary plus his target bonus, (2) reimbursement of up to $50,000 for expenses and costs related to outplacement services, the provider of which shall be selected by Mr. Moody in his sole discretion, (3) continued use of a company car for one year following the termination date, and (4) reimbursement up to $75,000 for legal fees and expenses incurred as a result of any dispute resolution process entered into by Mr. Moody to enforce the agreement.

The Change in Control Agreements with each of our Named Executive Officers other than Mr. Moody provide for severance payments upon a termination of employment by us for any reason except for “cause,” death or incapacity, or by the Named Executive Officer for certain reasons specified in such agreement, within two years following a “change in control.” In the event of a qualifying termination following a change in control, the terminated executive would be entitled to a lump sum cash amount equal to his or her currently effective annual base salary and any accrued vacation pay through the termination date, plus a lump sum cash amount equal to the sum of his or her annual base salary and target bonus, both payable within 10 business days following the date of termination.

Under these change in control agreements with Mr. Moody and the other Named Executive Officers, if the executive terminates his or her employment after one or more of the following events following a change in control, such termination is treated as a qualifying termination for purposes of the benefits payable under the agreements: (1) the executive’s annual base salary, target bonus or any of his or her other material compensation arrangements is materially reduced, unrelated to his or her performance, (2) the executive’s duties or responsibilities are negatively and materially changed in a manner inconsistent with his or her position or authority, (3) the Company requires the executive’s work location or residence to be relocated more than 25 miles from its location as of the change in control, or (4) the Company or its successor fails to offer the executive a comparable position after the change in control.

Under these change in control agreements with Mr. Moody and the other Named Executive Officers, “cause” is generally defined as the willful and continued failure of the executive to perform substantially the executive’s duties owed to the Company or its affiliates after demand for performance is delivered to the executive identifying the nature of such unacceptable performance. A “change in control” is deemed to occur if:

(a) any person or group of persons (within the meaning of Section 13(d) of the Exchange Act), other than NWLGI or a subsidiary of NWLGI or an employee benefit plan sponsored by NWLGI or a subsidiary of NWLGI, acquires beneficial ownership (as defined in Section 13(d) (directly or indirectly)) of (i) 50 percent or more of the outstanding securities of NWLGI entitled to vote in the elections of directors (or securities or rights convertible into or exchangeable for such securities) (“Stock”) of NWLGI, or (ii) Stock having a total number of votes that may be cast and elect a majority of the directors of NWLGI; or

(b) there shall have been a change in a majority of the members of the Board of Directors of NWLGI within a twelve month period, unless the election or nomination for election by NWLGI’s stockholders of each new director during such twelve month period was approved by the vote of two-thirds of the directors then still in office who were directors at the beginning of such twelve month period; or

(c) the stockholders of NWLGI shall approve (i) any consolidation, merger, or other reorganization of NWLGI in which NWLGI is not the continuing or surviving corporation or pursuant to which shares of Stock would be converted into cash, securities, or other property, other than a merger of NWLGI in which holders of Stock immediately prior to the merger have either the same proportionate ownership of common stock of the surviving corporation immediately after the merger as immediately before or have more than 50 percent of the ownership of voting common stock of the surviving corporation immediately after the merger, or (ii) any sale, lease, exchange, or other transfer in one transaction or a series of related transactions of 50 percent or more of the assets of NWLGI; or

(d) there shall occur a liquidation or dissolution of NWLGI.

A similar change in control definition applies with respect to the Amended Incentive Plan (except that stockholder approval applies with respect to the subject matter set forth in subparagraph (d) above), which was amended by the Board of Directors, effective December 2022, to (among other things) provide that, effective with respect to the December 2022 SARs, RSUs and PSUs, that a change in control shall not occur under subparagraph (c) or (d) above with respect to a merger, consolidation, liquidation, sale or disposition referred to in such subparagraph (as applicable) unless and until such merger, consolidation, liquidation, sale or disposition has been consummated. The NEOs, as well as certain other officers, have agreed that the modified change in control definition will apply to all outstanding SARs, RSUs, and PSUs held by those officers, even those awards made prior to December 2022.

Payments and Benefits Upon Termination of Employment

The following table reflects the estimated payments and benefits that may be made or provided to the Named Executive Officers upon certain terminations of employment as described above. If applicable, these payments and benefits are in addition to the benefits of automatic acceleration of vesting of SARs, RSUs and PSUs upon a change in control described in the table above. The estimated payments in the table are calculated based on the assumption that the hypothetical termination of employment occurred on December 31, 2023. See the table above titled “Acceleration of Vesting of SARs, RSUs, and PSUs Upon Change in Control” for a calculation of the intrinsic value of accelerated equity following a change in control.

Named Executive Officer	Scenario	Cash Severance ($)	Benefits ($)	Total ($)

Ross R. Moody	Voluntary Resignation (No Good Reason)	—	—	—
	Qualifying Termination	4,853,724	35,000	4,888,724
	Involuntary Termination for Cause	—	—	—
	Qualifying Termination Following Change In Control*	4,853,724	125,000	4,978,724
	No Termination Following Change in Control*	—	—	—

Rey Perez	Voluntary Resignation (No Good Reason)	—	—	—
	Qualifying Termination	1,000,000	—	1,000,000
	Involuntary Termination for Cause	—	—	—
	Qualifying Termination Following Change In Control*	1,000,000	—	1,000,000
	No Termination Following Change in Control*	—	—	—

Brian M. Pribyl	Voluntary Resignation (No Good Reason)	—	—	—
	Qualifying Termination	663,000	—	663,000
	Involuntary Termination for Cause	—	—	—
	Qualifying Termination Following Change In Control*	663,000	—	663,000
	No Termination Following Change in Control*	—	—	—

Chad J. Tope	Voluntary Resignation (No Good Reason)	—	—	—
	Qualifying Termination	888,676	—	888,676
	Involuntary Termination for Cause	—	—	—
	Qualifying Termination Following Change In Control*	888,676	—	888,676
	No Termination Following Change in Control*	—	—	—

Gregory J. Owen	Voluntary Resignation (No Good Reason)	—	—	—
	Qualifying Termination	425,713	—	425,713
	Involuntary Termination for Cause	—	—	—
	Qualifying Termination Following Change In Control*	425,713	—	425,713
	No Termination Following Change in Control*	—	—	—

*	Note: As disclosed in the preceding table titled “Acceleration of Vesting of SARs, RSUs, and PSUs Upon Change in Control,” in connection with a change in control, regardless of whether the Named Executive Officer is terminated, the Named Executive Officer would receive the benefits of automatic acceleration of vesting of SARs, RSUs and PSUs upon a change in control.

Under the terms of their respective change in control agreements, each Named Executive Officer would also be entitled to be paid the amounts of any accrued salary and accrued vacation through the date of termination to the extent not previously paid or provided. In addition, Mr. Moody would also be entitled to the following: (1) reimbursement of up to $50,000 for expenses and costs related to outplacement services, (2) continued use of a company car for one year following the termination date, and (3) reimbursement up to $75,000 for legal fees and expenses incurred as a result of any dispute resolution process entered into by Mr. Moody to enforce the agreement.

CEO Pay Ratio

We calculated the CEO Pay Ratio in compliance with the requirements of Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation S-K. Our median employee was identified from our total employee population (excluding the CEO) as of December 31, 2023, using total gross earnings for 2023 as our consistently applied compensation measure, without annualizing the compensation of individuals who were employed for less than the full year. We determined that median employee’s annual total compensation for 2023 in the same manner used for the Named Executive Officers in the Summary Compensation Table.

For 2023, our median employee’s (excluding the CEO) annual total compensation was $60,070 and our Chief Executive Officer’s annual total compensation was $11,056,664. As such, our CEO to Employee Pay Ratio was 184 to 1. Our Chief Executive Officer’s annual total compensation, as reported in the Summary Compensation Table above, for 2023 was $11,056,664 as compared to $12,896,376 for 2022.

This pay ratio is a reasonable good faith estimate calculated in a manner consistent with SEC rules based on our payroll and employment records and the methodology described above. The SEC rules for identifying the median compensated employee and calculating the pay ratio based on his or her annual total compensation allow companies to use a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their compensation practices. As such, the pay ratio reported by other companies may not be comparable to the pay ratio we report above, as other companies may have different employment and compensation practices and may use different methodologies, exclusions, estimates and assumptions to calculate their own pay ratios.

Director Compensation

The following table sets forth the compensation for 2023 for those individuals who served as members of the Company’s Board of Directors during 2023 (excluding Ross Moody, who receives compensation for serving on the Board of Directors, whose director compensation is included in the Summary Compensation Table).

Name	Fees Earned or Paid in Cash ($)		RSU Awards ($)	All Other Compensation ($)		Total ($)

Dr. Thomas A. Blackwell	97,600		142,765	928		241,293

David S. Boone	99,000	*	142,765	16,047	(a)	257,812

Stephen E. Glasgow	75,000	*	142,765	33,485	(b)	251,250

E. Douglas McLeod	43,000		142,765	718		186,483

Charles D. Milos	43,000		142,765	36,592	(c)	222,357

Frances A. Moody-Dahlberg	43,000		142,765	16,047	(d)	201,812

E.J. Pederson	123,400	*	142,765	718		266,883

Todd M. Wallace	60,000	*	142,765	44,283		247,048

Note:	The All Other Compensation column includes company-paid premiums for term life coverage and director gifts for all directors.

*	The Fees Earned column includes Company subsidiary director fees of $6,000 for Mr. Boone, $17,000 for Mr. Glasgow, $6,000 for Mr. Pederson, and $17,000 for Mr. Wallace.

(a)	The amount shown for Mr. Boone also includes $15,119 value of the company’s Group Excess Benefit Plan.

(b)	The amount shown for Mr. Glasgow also includes $15,119 value of the company’s Group Excess Benefit Plan and the value of the health insurance plan.

(c)	The amount shown for Mr. Milos also includes $15,119 value of the company’s Group Excess Benefit Plan and the value of the health insurance plan.

(d)	The amount shown for Mrs. Moody-Dahlberg also includes $15,119 value of the company’s Group Excess Benefit Plan.

(e)	The amount shown for Mr. Wallace also includes $15,119 value of the company’s Group Excess Benefit Plan and the value of the health insurance plan.

Company directors received $3,000 per month in retainer fees and $1,000 for each board meeting attended in 2023. They are also reimbursed for actual travel expenses incurred in performing services as directors. An additional $1,000 is paid for each committee meeting attended. The amounts paid pursuant to these arrangements are included in the Director Compensation Table of this Item (the Summary Compensation Table for Mr. Moody). The directors and their dependents are also eligible to participate in NWLIC’s group insurance program.

Directors of the Company, including employees of the Company serving as director, are eligible for restricted stock awards, incentive awards, and performance awards under the Amended Incentive Plan. Company directors, including members of the Compensation Committee, are eligible for nondiscretionary stock options. The following table provides information regarding RSU awards to directors during the year ended December 31, 2023 under the Company’s Incentive Plan. The RSUs vest one year from the date of grant, and are payable solely in cash at the vesting date equal to the 20-day average closing price of the Class A Stock up to and including the vesting date.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying RSUs (#)	Exercise or Base Price of RSU Awards ($)*	Grant Date Fair Value of RSU Awards ($)

Dr. Thomas A. Blackwell	06/22/23	217	384.26	83,384

David S. Boone	06/22/23	217	384.26	83,384

Stephen E. Glasgow	06/22/23	217	384.26	83,384

E. Douglas McLeod	06/22/23	217	384.26	83,384

Charles D. Milos	06/22/23	217	384.26	83,384

Frances A. Moody-Dahlberg	06/22/23	217	384.26	83,384

E. J. Pederson	06/22/23	217	384.26	83,384

Todd M. Wallace	06/22/23	217	384.26	83,384

*	RSUs are payable solely in cash at the vesting date equal to the 20-day average closing price of the Class A Stock up to and including the vesting date.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information provided below sets forth certain information as of April 25, 2024, regarding (i) the ownership of voting securities of the Company by each person who is known to the management of the Company to have been the beneficial owner of more than five percent (5%) of the outstanding shares of the Company’s Class A Stock or Class B Stock; (ii) the ownership interest of each director of the Company; (iii) the ownership interest of each Named Executive Officer of the Company; and (iv) the ownership interest of executive officers and directors of the Company as a group. Insofar as is known to the Company, each such person, entity, or group has sole voting and dispositive power with respect to all such shares of Class A Stock and Class B Stock, except as may otherwise be noted.

For purposes of the tables below, the amounts and percentages of Class A Stock and Class B Stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “dispositive power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days, including through the exercise of options or warrants. However, the Company’s outstanding equity-linked compensatory awards may be settled or exercised solely for cash, and no shares of capital stock of the Company may be issued upon the settlement or exercise of those awards. Furthermore, there are currently no outstanding stock options. Beneficial ownership also includes securities that are the subject of a voting trust, proxy, power of attorney, or other similar agreement. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest.

Security Ownership of Certain Beneficial Owners

Based solely upon filings made with the SEC, the following persons are the only persons known by us to own beneficially more than 5% of the outstanding shares of Class A Stock or Class B Stock as of April 25, 2024. Percent of class is calculated based on 3,436,020 shares of Class A Stock and 200,000 shares of Class B Stock outstanding as of April 25, 2024.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class

Robert L. Moody Revocable Trust(1)	Class B Stock	198,074	99.04%
2302 Post Office Street, Suite 702
Galveston, TX 77550

Three R Trust(1)	Class B Stock	198,074	100.00%
2302 Post Office Street, Suite 702
Galveston, TX 77550

Ross R. Moody(2)	Class A Stock	298,474	8.69%
10801 N. Mopac Expy, Bldg 3
Austin, TX 78759

Robert L. Moody, Jr.(3)	Class A Stock	298,390	8.68%
2302 Post Office Street, Suite 601
Galveston, TX 77550

Frances A. Moody-Dahlberg(4)	Class A Stock	291,324	8.48%
2302 Post Office Street, Suite 704
Galveston, TX 77550

Russell S. Moody(5)	Class A Stock	291,324	8.48%
2302 Post Office Street, Suite 704
Galveston, TX 77550

Dimensional Fund Advisors LP(6)	Class A Stock	229,371	6.68%
Building One
6300 Bee Cave Road
Austin, TX 78746

The Vanguard Group(7)	Class A Stock	191,609	5.58%
100 Vanguard Blvd.
Malvern, PA 19355

BlackRock, Inc.(8)	Class A Stock	194,560	5.66%
55 East 52nd Street
New York, NY 10055

(1)	Prior to the November 7, 2023 death of Robert L. Moody, Sr., the Chairman Emeritus of the Company, Mr. Moody was the controlling stockholder of the Company because he held, through the Moody Revocable Trust, the voting power to elect a majority of the members of the National Western Board of Directors. Under the terms of the Moody Revocable Trust, the shares of Class B common stock held by the Moody Revocable Trust Pass to the Three R Trust, a trust created by Robert Moody for the benefit of his children and their lineal descendants. The trustee of the Moody Revocable Trust, however, is authorized to retain trust properties, including the shares of Class B common stock, for as long as is necessary to administer the trust and Robert Moody’s estate, including the payment of debts, expenses, and taxes. Therefore, upon Robert Moody’s death, Three R Trust acquired beneficial ownership of the shares of Class B common stock held by the Moody Revocable Trust. However, legal title will remain with the Moody Revocable Trust for the foreseeable future. Therefore, until the transfer of legal title to Three R Trust, Moody Bank, as trustee of the Moody Revocable Trust, retains the voting power with respect to those shares of Class B common stock. In addition to its beneficial ownership of the shares of Class B common stock held by the Moody Revocable Trust, Three R Trust directly owns 2,500 shares of Class A common stock and the remaining 1,926 shares of Class B common stock outstanding. As a result, Three R Trust has beneficial ownership of 100% of the 200,000 outstanding shares of Class B common stock. Management has been advised that Moody Bank Holding Company, Inc. (“MBHC”), which is wholly-owned by Moody Bancshares, Inc. (“Bancshares”), owns approximately 98.5% of the common stock of Moody Bank. Management has been advised further that Three R Trust owns 100% of Bancshares’ Class B Stock (which elects a majority of Bancshares’ directors) and approximately 50.3% of Bancshares’ Class A Stock. Accordingly, Three R Trust, through ownership of Bancshares, controls Moody Bank. The Trustee of Three R Trust is Irwin M. Herz, Jr., One Moody Plaza, 18th Floor, Galveston, Texas. MBHC, Bancshares, Three R Trust, and Irwin M. Herz, Jr. may have shared voting and dispositive power with respect to the shares of Class B common stock that may be beneficially owned by Moody Bank.

(2)	Ross R. Moody is the Company’s Chairman of the Board, President and Chief Executive Officer. According to a Schedule 13D filed jointly on April 9, 2020 by Ross R. Moody, Moody RRM Interests Ltd. (the “RRM Partnership”), and Moody RRM Management Company LLC (“RRM Management”), the RRM Partnership acquired 289,474 shares of Class A common stock of the Company from the Moody Revocable Trust on March 30, 2020. Such Schedule 13D reports that RRM Management is general partner of the RRM Partnership and that Ross R. Moody is manager of RRM Management. Such Schedule 13D further reports that the RRM Partnership, RRM Management, and Ross R. Moody have shared voting and dispositive power with respect to 289,474 shares of Class A common stock and that Ross R. Moody disclaims beneficial ownership of such shares. A Statement of Changes in Beneficial Ownership on Form 4 filed by Ross R. Moody with the SEC on May 17, 2022 reports that Ross R. Moody directly owns 9,000 shares of Class A common stock. Mr. Moody is deemed to have sole voting and dispositive power with respect to such directly-owned shares. The principal address of the RRM Partnership and RRM management is as shown in the table above for Ross Moody.

(3)	According to a Schedule 13G filed jointly on February 14, 2023 by Robert L. Moody, Jr., Moody RLM Jr. Interests Ltd. (the “RLM Jr. Partnership”), and Moody RLM Jr. Management Company LLC (“RLM Jr. Management”) the RLM Jr. Partnership and RLM Jr. Management have shared voting and dispositive power with respect to 289,474 shares of Class A common stock and that Robert L. Moody, Jr. has shared voting and dispositive power with respect to 298,390 shares of Class A common stock. The principal address of the RLM Jr. Partnership and RLM Jr. Management is as shown in the table above for Mr. Moody, Jr.

(4)	Frances A. Moody-Dahlberg is a director of the Company. According to a Schedule 13D filed jointly on April 9, 2020 by Ms. Moody-Dahlberg, Moody FAMD Interests Ltd. (the “FAMD Partnership”), and Moody FAMD Management Company LLC (“FAMD Management”), the FAMD Partnership acquired 289,474 shares of Class A common stock of the Company from the Moody Revocable Trust on March 30, 2020. Such Schedule 13D reports that FAMD Management is general partner of the FAMD Partnership and that Ms. Moody-Dahlberg is manager of FAMD Management. Such Schedule 13D further reports that the FAMD Partnership, FAMD Management, and Ms. Moody-Dahlberg have shared voting and dispositive power with respect to 289,474 shares of Class A common stock and that Ms. Moody-Dahlberg disclaims beneficial ownership of such shares. Such Schedule 13D further reports that Ms. Moody-Dahlberg has sole voting and dispositive power with respect to 1,850 shares of Class A common stock. The principal address of the FAMD Partnership and FAMD Management is as shown in the table above for Ms. Moody-Dahlberg.

(5)	Russell S. Moody is an advisory director of the Company. According to an amended Schedule 13D filed jointly on April 7, 2020 by Russell S. Moody, Moody RSM Interests Ltd. (the “RSM Partnership”), Moody RSM Management Company LLC (“RSM Management”), Moody Bank, MBHC, Bancshares, Three R Trust, and Irwin M. Herz, Jr., the RSM Partnership acquired 289,474 shares of Class A common stock of the Company from the Moody Revocable Trust on March 30, 2020. Such amended Schedule 13D reports that RSM Management is general partner of the RSM Partnership, that Russell S. Moody and Moody National Bank are co-managers of RSM Management, and that Moody Bank is attorney-in-fact for Russell S. Moody pursuant to a Power of Attorney previously executed by him. Such amended Schedule 13D further reports that the RSM Partnership and RSM Management have shared voting and dispositive power with respect to 289,474 shares of Class A common stock; Russell S. Moody has shared voting and dispositive power with respect to 291,324 shares of Class A common stock (including the 289,474 shares owned by the RSM Partnership) and disclaims beneficial ownership of 289,474 of such shares; Moody Bank, MBHC and Bancshares have shared voting and dispositive power with respect to 291,325 shares of Class A common stock (including the 291,324 shares collectively owned by the RSM Partnership and by Russell S. Moody) and disclaim beneficial ownership of all of such shares; Three R Trust and Irwin M. Herz, Jr. have shared voting and dispositive power with respect to 293,825 shares of Class A common stock (including the 291,324 shares collectively owned by the RSM Partnership and by Russell S. Moody) and disclaim beneficial ownership of 291,325 of such shares; and Irwin M. Herz, Jr. has sole voting and dispositive power with respect to 2,000 shares of Class A common stock and disclaims beneficial ownership of 2,500 shares beneficially owned by Three R Trust. The principal address of the RSM Partnership, RSM Management, Moody Bank, MBHC, and Bancshares is 2302 Postoffice Street, Galveston, Texas 77550. The principal address of Three R Trust is 2302 Postoffice Street, Suite 702, Galveston, Texas 77550, and the principal address of Irwin M. Herz, Jr. is One Moody Plaza, 18th Floor, Galveston, Texas 77550.

(6)	In a Schedule 13G/A filed by Dimensional Fund Advisors LP (“Dimensional”) on February 9, 2024, Dimensional reported beneficially owning 229,371 Class A shares, with sole voting power with respect to 225,204 Class A shares and sole dispositive power with respect to 229,3711 Class A shares. According to such Schedule 13G/A, Dimensional is an investment adviser registered under the Investment Advisors Act of 1940, and the shares reported as beneficially owned by Dimensional are held by various investment companies registered under the Investment Company Act of 1940. The Schedule 13G/A also reported that Dimensional serves as investment manager or sub-adviser to certain other commingled funds, group trusts and separate accounts (such investment companies, trusts and accounts, collectively referred to as the “Funds”) and that, in certain cases, subsidiaries of Dimensional may act as an adviser or sub-adviser to certain Funds. The Schedule 13G/A further stated that all of the Class A shares included in the Schedule 13G/A were owned by the Funds and that Dimensional disclaimed beneficial ownership of all such shares.

(7)	In a Schedule 13G/A filed by The Vanguard Group (“Vanguard”) on February 13, 2024, Vanguard reported beneficially owning 191,609 Class A shares, with shared voting power with respect to 1,412 Class A shares, sole dispositive power with respect to 188,264 Class A shares, and shared dispositive power with respect to 3,345 Class A shares. According to such Schedule 13G/A, Vanguard is an investment adviser registered under the Investment Advisors Act of 1940.

(8)	In a Schedule 13G/A filed by BlackRock, Inc. on January 29, 2024, BlackRock, Inc. reported beneficially owning 194,560 Class A shares, with sole voting power with respect to 189,715 Class A shares and sole dispositive power with respect to 194,560 Class A shares. According to such Schedule 13G/A, BlackRock, Inc. is a parent holding company in accordance with Rule 13d-1(b)(1)(ii)(G) under the Exchange Act.

Security Ownership of Directors and Executive Officers

Except under applicable community property laws or as otherwise indicated in the footnotes to the table below, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned. The address of all directors and Named Executive Officers in this table is c/o National Western Life Group, Inc., 10801 N Mopac Expy Bldg 3, Austin, TX 78759. Ownership amounts are as of April 25, 2024. Percent of class is calculated based on 3,436,020 shares of Class A Stock and 200,000 shares of Class B Stock outstanding as of April 25, 2024.

Directors and Officers	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class

Named Executive Officers:
Ross R. Moody	Class A Stock	298,474	(1)	8.69%

Rey Perez	Class A Stock	110		+

Directors:
Dr. Thomas A. Blackwell	Class A Stock	500		+

David S. Boone	Class A Stock	200		+

Stephen E. Glasgow	Class A Stock	20		+

E. Douglas McLeod	Class A Stock	2,000		+

Charles D. Milos	Class A Stock	6,838		+

Frances A. Moody-Dahlberg	Class A Stock	291,324	(2)	8.48%

E.J. Pederson	Class A Stock	1,010		+

Directors and Executive	Class A Stock	600,476		17.48%
Officers as a Group
(16 Persons)

(1)	See footnote (2) to the “Security Ownership of Certain Beneficial Owners” table above.

(2)	See footnote (4) to the “Security Ownership of Certain Beneficial Owners” table above.

+	Indicates ownership of less than one percent of the class.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Other than as set forth in the following paragraphs, we are not aware of any transactions since the beginning of 2023 or any currently proposed transaction between us or our subsidiaries and any member of the Board of Directors, any of our executive officers, any security holder who is known to us to own of record or beneficially more than 5% of our Common Stock, or any member of the immediate family of any of the foregoing persons, in which the amount involved exceeds $120,000 and in which any of the foregoing persons had, or will have, a direct or indirect material interest. Except as otherwise noted and as applicable, we believe that each transaction described below is, or was, as the case may be, on terms at least as favorable to us as we would expect to negotiate with an unaffiliated party.

Relationships among Directors and Executive Officers

Ross R. Moody, the Company’s Chairman, President and Chief Executive Officer is the son of Robert L. Moody, Sr., the former Chairman Emeritus of the Board of Directors of the Company, who passed away on November 7, 2023. Ross R. Moody is also the brother of Russell S. Moody, who serves as an advisory director of the Company, and a half-brother of Frances A. Moody-Dahlberg, who serves as a director of the Company Frances A. Moody-Dahlberg of Dallas, Texas, a director of the Company, is the daughter of Robert L. Moody, Sr., the half-sister of Ross R. Moody and niece of E. Douglas McLeod. Douglas McLeod of Galveston, Texas, a director of the Company, is the step-uncle of Ross R. Moody and uncle of Frances A. Moody-Dahlberg.

The information regarding the payments and awards we made to our Named Executive Officers in Item 11 under the heading “Compensation Discussion and Analysis” is incorporated herein by reference.

The information regarding director independence contained in Item 10 under the heading “Corporate Governance – Board Leadership / Affirmative Determinations Regarding Director Independence” is incorporated herein by reference.

Transactions with Related Persons, Promoters, and Certain Control Persons

Robert L. Moody, Jr. (“Mr. Moody, Jr.”) wholly owns an insurance marketing organization that maintains agency contracts with NWLIC pursuant to which agency commissions are paid in accordance with NWLIC’s standard commission schedules. Mr. Moody, Jr. also maintains an independent agent contract with NWLIC for policies personally sold under which commissions are paid in accordance with standard commission schedules. In 2023, commissions paid under these agency contracts aggregated approximately $25,569. Mr. Moody, Jr. is the son of Robert L. Moody, Sr. the brother of Ross R. Moody, the half-brother of Frances A. Moody-Dahlberg, and the step-nephew of E. Douglas McLeod. Mr. Moody, Jr. is also a stockholder of the Company, as shown below under the heading “Security Ownership of Certain Beneficial Owners and Management – Owners of More than 5% of Our Class A Stock or Class B Stock.”

Robert L. Moody, Sr., served as the Company’s Chairman Emeritus until his death on November 7, 2023. He was the last surviving life estate beneficiary of the Libbie Shearn Moody Trust, which was established in 1943 pursuant to the last will and testament of his grandmother, Libbie Shearn Moody. At the end of 1963, Robert Moody, Sr.’s life estate interest (the “Life Interest”) in that trust was assigned to NWLIC and was then held by a wholly owned subsidiary of NWLIC. Because the Life Interest terminated by its terms upon Robert Moody, Sr.’s death, the Company carried life insurance policies totaling a face amount of $27.0 million on the life of Mr. Moody, Sr. of which $26.85 million was reinsured with third party reinsurers. The amount of the premiums paid by the Company during 2023 was $964,000. NWLIC was included as a beneficiary on these policies and received $12.8 million in proceeds. The Three R Trust received $11.4 million in proceeds from the policies and Ross R. Moody, Frances A. Moody-Dahlberg, Russell S. Moody, and Mr. Moody, Jr. each received $581,593 in proceeds from the policies.

NWLIC utilizes Moody National Bank of Galveston (“MNB”) for certain bank custodian services as well as for certain administrative services with respect to its defined benefit plan. In 2023, NWL Financial, Inc., a subsidiary of NWLIC, entered into an investment management agency agreement with MNB. The Three R Trust, four separate Texas trusts for the benefit of the children of Robert L. Moody, Sr. (Ross R. Moody, Russell S. Moody, Frances A. Moody-Dahlberg, and Mr. Moody, Jr.) own a majority of the issued and outstanding shares of Moody Bancshares, Inc. At December 31, 2022, Moody Bancshares, Inc. owned 100% of the outstanding shares of Moody Bank Holding Company, Inc., which owned approximately 98.5% of the outstanding shares of MNB. Ross R. Moody, Russell S. Moody, and Frances A. Moody-Dahlberg are members of the Board of Directors of MNB. NWLIC and affiliated entities paid fees totaling $470,307 in 2023, to MNB with respect to the services provided as described above. NWLIC also maintains an office space lease with MNB and made payments totaling $32,101 in 2023 under this lease.

National Western held an investment totaling approximately 9.4% of the issued and outstanding shares of Moody Bancshares, Inc. at December 31, 2022. In response to a tender offer made by Moody Bancshares, Inc. to all its stockholders other than the Three R Trust, the Company sold this investment holding during 2023 for net cash proceeds of $___ million, recognizing a gain of $25.7 million.

Todd M. Wallace serves as a director of NWLGI. Mr. Wallace is the President of the Central Texas Region of Jones, Lang, LaSalle Brokerage, Inc. (“JLL”). Braker P III, LLC, a subsidiary of National Western, entered into a leasing agent agreement with JLL in 2022 under which payments were made totaling $21,427 in 2023. Ozark National also entered into a services agreement with JLL in 2022, but no payments were made under that agreement in 2023.

Review, Approval, and Ratification of Transactions with Related Persons

In accordance with the Company’s Audit Committee Charter, related party transactions must be reviewed and approved by the Audit Committee of the Board of Directors, both at inception and on an ongoing basis. Periodic reports of potential related party transactions are brought to the attention of the Audit Committee by management, and the Audit Committee reviews the information on a case by case basis to determine if any transaction is a related party transaction. The standard of review for any related party transaction is that the transaction must be fair to the Company and the transaction must be no more favorable to the related party than a similar arm’s length transaction with a non-related party.

Other than the requirements contained in the Audit Committee Charter, memorandums, and documentation of review and approvals, the Company has not adopted written procedures for review of, or written standards for approval of, these transactions.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed NWLGI and its subsidiaries by FORVIS, LLP for 2023 and 2022 are set forth in the table below:

	2023	2022
	(In thousands)

Audit Fees(1)	$1,491	$1,447
Audit Related Fees(2)	164	68
Tax Fees	—	—
All Other Fees(3)	22	—
Total	$1,515	$1,360

(1)	These amounts represent the aggregate fees for professional services agreed upon by FORVIS, LLP for the audit of the Company’s consolidated annual financial statements for the years ended December 31, 2023 and 2022, reviews of the condensed consolidated financial statements included in the Company quarterly reports on Form 10-Q for these years, and the related annual audits of internal control over financial reporting, and for stand-alone audits of the statutory financial statements of NWLIC and Ozark National, and the stand-alone GAAP financial statements of N.I.S. Financial Services, Inc.

(2)	These amounts represent non-recurring audit related services provided by FORVIS, LLP pertaining to the Company’s implementation of a new accounting standard.

(3)	These amounts represent non-recurring non-audit related services provided by FORVIS, LLP pertaining to insurance department regulatory examinations and merger due diligence assistance.

The Audit Committee has adopted a formal policy concerning approval of audit and non-audit services to be provided by the independent auditor of the Company. The policy requires that all services the Company’s independent auditor may provide to the Company, including audit services and permitted audit-related and non-auditor services, be pre-approved by the Committee. The Committee approved all audit and non-audit services provided by FORVIS, LLP during 2023 and 2022.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.  Listing of Financial Statements

See Attachment A, Index to Consolidated Financial Statements, Notes and Schedules, on page 93 of the Original Filing for a list of financial statements included in this report.

(a) 2.  Listing of Financial Statement Schedules

See Attachment A, Index to Consolidated Financial Statements, Notes and Schedules, on page 93 of the Original Filing for a list of financial statement schedules included in this report.

All other schedules are omitted because they are not applicable, not required, or because the information required by the schedule is included elsewhere in the financial statements or notes.

(a) 3.  Listing of Exhibits

The exhibits listed below, as part of Form 10-K, are numbered in accordance with the numbering used in Item 601 of Regulation S-K promulgated by the SEC.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Period or Date of Earliest Event Reported

2.1	Agreement and Plan of Merger, dated as of October 8, 2023, by and amount S. USA Life Insurance Company Inc., PGH Merger Inc. and National Western Life Group Inc.	8-K	2.1	10/08/2023
3.1	Restated Certificate of Incorporation of National Western Life Group, Inc.	10-K	3.1	12/31/2022
3.2	Second Amended and Restated Bylaws of National Western Life Group, Inc.	8-K	3.1	10/08/2023
10(a)	Revolving Credit Loan Agreement with Moody National Bank	8-K	10(ci)	8/31/2009
10(b)	Funds Withheld Coinsurance Agreement between National Western Life Insurance Company and Prosperity Life Assurance Limited effective as of January 6, 2021 (redacted)	8-K	10(ac)	1/6/2021
10(c)	Funds Withheld Coinsurance Agreement between National Western Life Insurance Company and Aspida Life Re Ltd. dated July 27, 2022	8-K	10(ag)	7/27/2022
10(d)	Management/Consultant Agreement dated March 29, 2000 by and between Regent Care Operations, Limited Partnership and Regent Management Services, Limited Partnership.	10-K/A	10(cp)	12/31/2009
10(e)	Management Agreement dated October 1, 2008 by and between Regent Care San Marcos B-3, Limited Partnership and Regent Management Services, Limited Partnership.	10-K/A	10(cq)	12/31/2009
10(f)	Administrative Services Only Agreement dated January 1, 2001 by and between National Western Life Insurance Company and American National Insurance Company	10-K/A	10(cr)	12/31/2009
10(g)	Premium Payment Agreement dated January 1, 2001 by and between National Western Life Insurance Company and American National Insurance Company	10-K/A	10(cs)	12/31/2009
10(h)	Exchange Agreement by and among National Western Life Insurance Company, NWL Services, Inc., Alternative Benefit Management, Inc., and American National Insurance Company effective November 23, 1998	10-K405	10(p)	12/31/1998
10(i)	Administrative Services Only Agreement dated January 1, 2001 by and between National Western Life Insurance Company and American National Insurance Company	10-K/A	10(ct)	12/31/2009
10(j)	Premium Payment Agreement dated January 1, 2001 by and between National Western Life Insurance Company and American National Insurance Company	10-K/A	10(cu)	12/31/2009
10(k)†	National Western Life Insurance Company 2022 Officer Bonus Program	8-K	10(af)	12/16/2021
10(l)†	National Western Life Insurance Company 2022 Chief Marketing Officer Bonus Program	8-K	10(ad)	12/16/2021
10(m)†	National Western Life Insurance Company 2023 Officer Bonus Program	8-K	10(ah)	12/14/2022
10(n)†	National Western Life Insurance Company 2023 Chief Marketing Officer Bonus Program	8-K	10(ai)	12/14/2022

10(o)†	Amended and Restated National Western Life Insurance Company Grandfathered Non-Qualified Defined Benefit Plan, effective as of December 31, 2004	10-K	10(cc)	12/31/2008
10(p)†	Amended and Restated National Western Life Insurance Company Non-Qualified Defined Benefit Plan, effective as of January 1, 2009	10-K	10(cd)	12/31/2008
10(q)†	Amended and Restated National Western Life Insurance Company Non-Qualified Defined Benefit Plan for Robert L. Moody, Sr., effective as of January 1, 2009	10-K	10(ca)	12/31/2008
10(r)†	Amended and Restated Non-Qualified Defined Benefit Plan for Ross R. Moody, effective as of January 1, 2009	10-K	10(cb)	12/31/2008
10(s)†	Amended and Restated National Western Life Insurance Company Grandfathered Non-Qualified Deferred Compensation Plan, effective as of December 31, 2004	10-K	10(ce)	12/31/2008
10(t)†	Amended and Restated National Western Life Insurance Company Non-Qualified Deferred Compensation Plan, effective as of January 1, 2009	10-K	10(cf)	12/31/2008
10(u)†	Amended and Restated National Western Life Insurance Company Pension Plan, effective January 1, 2008	10-Q	10(co)	3/31/2010
10(v)†	Amended and Restated National Western Life Insurance Company Group Excess Benefit Plan, effective May 1, 2009	10-Q	10(ch)	3/31/2009
10(w)†	National Western Life Insurance Company Change in Control Agreement Ross R. Moody	8-K	10(af)	12/14/2021
10(x)†	National Western Life Insurance Company Change in Control Agreement Rey Perez	8-K	10(s)	3/6/2019
10(y)†	National Western Life Insurance Company Change in Control Agreement with Brian Pribyl dated February 28, 2019	10-K	10(p)	12/31/2018
10(z)†	National Western Life Insurance Company Change in Control Agreement Kitty K. Nelson	8-K	10(q)	3/6/2019
10(aa)†	National Western Life Insurance Company Change in Control Agreement Patricia L. Scheuer	8-K	10(r)	3/6/2019
10(ab)†	National Western Life Insurance Company Change in Control Agreement R. Bruce Wallace	8-K	10(t)	3/6/2019
10(ac)†	National Western Life Insurance Company Change in Control Agreement Steven W. Mills	8-K	10(u)	3/6/2019
10(ad)†	National Western Life Insurance Company Change in Control Agreement Gregory J. Owen	8-K	10(v)	3/6/2019
10(ae)†	National Western Life Insurance Company Change in Control Agreement Charles D. Milos	8-K	10(w)	3/6/2019
10(af)†	National Western Life Insurance Company Change in Control Agreement Carlos A. Martinez	8-K	10(x)	3/6/2019
10(ag)†	National Western Life Insurance Company Retirement Bonus Program for Robert L. Moody, Sr.	8-K	10(bd)	12/15/2005
10(ah)†	Amended and Restated National Western Life Insurance Company Employee Health Plan, effective as of April 1, 2004	10-K	10(at)	12/31/2004
10(ai)†	National Western Life Insurance Company 1995 Stock and Incentive Plan	10-K	10(e)	12/31/1995
10(aj)†	First Amendment to the National Western Life Insurance Company 1995 Stock and Incentive Plan, effective June 19, 1998	10-Q	10(k)	6/30/1998
10(ak)†	Second Amendment to the National Western Life Insurance Company 1995 Stock and Incentive Plan	10-Q	10(w)	6/30/2001
10(al)†	Third Amendment to the National Western Life Insurance Company 1995 Stock and Incentive Plan	10-Q	10(ar)	9/30/2004
10(am)†	Amended and Restated National Western Life Group, Inc. Incentive Plan, effective December 14, 2022	10-K	10(aj)	12/31/2022
10(an)†	National Western Life Insurance Company Change in Control Agreement Ross R. Moody	8-K	10(ak)	12/14/2023

10(ao)†	National Western Life Insurance Company 2024 Officer Bonus Program	8-K	10(am)	01/05/2024
10(ap)†	National Western Life Insurance Company 2024 Chief Marketing Officer Bonus Program	8-K	10(an)	01/05/2024
21	Subsidiaries of the Registrant	10-K	21	12/31/2023
23(a)	Consent of Independent Registered Public Accounting Firm	10-K	23(a)	12/31/2023
31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	31(a)	12/31/2023
31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	31(b)	12/31/2023
31(c)*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31(d)*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32(a)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	32(a)	12/31/2023
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed with this report.

†	Management contract or compensatory plan or arrangement.

(b) Exhibits

Exhibits required by Regulation S-K are listed as to location in the Listing of Exhibits in Item 15.(a)3 above.  Exhibits not referred to have been omitted as inapplicable or not required.

(c) Financial Statement Schedules

The financial statement schedules required by Regulation S-K are listed as to location in Attachment A, Index to Consolidated Financial Statements, Notes and Schedules, on page 93 of the Original Filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL WESTERN LIFE GROUP, INC. (Registrant)

Date: April 29, 2024	/s/ Ross R. Moody
	By:	Ross R. Moody, Chairman of the Board, President and Chief Executive Officer