Form 10-Q
period 2024-03-31
National Western Life Group, Inc.
filed 2024-05-09
CIK 1635984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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
Large Accelerated Filer ☒  Accelerated filer ☐  Non-accelerated filer (Do not check if a smaller reporting company)  ☐  Smaller reporting company ☐  Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of May 8, 2024, the number of shares of Registrant's common stock outstanding was: Class A – 3,436,020 and  Class B - 200,000.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

ASSETS	March 31, 2024	December 31, 2023

Investments:
Debt securities available-for-sale, net of allowance for credit losses ($0 and $0), at fair value (cost: $7,712,847 and $7,714,503)	$7,071,553	7,108,188
Debt securities trading, at fair value (cost: $1,142,723 and $1,204,968)	985,435	1,046,856
Mortgage loans, net of allowance for credit losses ($3,665 and $3,651), ($19,388 and $19,580 at fair value)	470,793	474,133
Policy loans	64,838	66,602
Derivatives, index options	114,669	85,158
Equity securities, at fair value (cost: $14,229 and $14,268)	26,399	24,098
Other long-term investments	311,418	295,471
Short-term investments, at fair value	24,093	—

Total investments	9,069,198	9,100,506

Cash and cash equivalents	450,499	482,758
Deferred policy acquisition costs	619,967	628,673
Deferred sales inducements	67,183	70,950
Value of business acquired	127,827	129,905
Cost of reinsurance	65,042	67,937
Market risk benefits asset, at fair value	39,474	30,819
Accrued investment income	89,997	82,484
Federal income tax receivable	—	3,073
Amounts recoverable from reinsurer, net of allowance for credit losses ($0 and $0)	1,471,609	1,542,424
Other assets	115,648	111,086

Total assets	$12,116,444	12,250,615

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share amounts)

LIABILITIES AND STOCKHOLDERS’ EQUITY	March 31, 2024	December 31, 2023

LIABILITIES:

Future policyholder obligations:
Liability for policyholder account balances	$6,729,842	6,900,491
Additional liability for benefits in excess of account balance	161,319	159,437
Liability for future policy benefits	899,544	925,787
Market risk benefits liability, at fair value	261,912	273,404
Other policyholder liabilities	148,000	143,766
Funds withheld liability	1,161,625	1,195,413
Deferred Federal income tax liability	11,906	14,335
Federal income tax payable	14,675	—
Other liabilities	230,646	198,258

Total liabilities	9,619,469	9,810,891

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY:

Common stock:
Class A - $0.01 par value; 7,500,000 shares authorized; 3,436,020 issued and outstanding in 2024 and 2023	34	34
Class B - $0.01 par value; 200,000 shares authorized, issued, and outstanding in 2024 and 2023	2	2
Additional paid-in capital	41,716	41,716
Accumulated other comprehensive income (loss)	(338,930)	(322,573)
Retained earnings	2,794,153	2,720,545

Total stockholders’ equity	2,496,975	2,439,724

Total liabilities and stockholders' equity	$12,116,444	12,250,615

Note:  The Condensed Consolidated Balance Sheet at December 31, 2023 has been derived from the audited Consolidated Financial Statements as of that date.

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended March 31, 2024 and 2023
(Unaudited)
(In thousands, except per share amounts)

	2024	2023

Premiums and other revenues:
Universal life and annuity contract charges	$34,370	35,357
Traditional life and single premium immediate annuity with life contingency ("SPIAWLC") premiums	22,858	21,576
Net investment income	134,361	89,909
Other revenues	5,985	5,705
Net realized investment gains (losses)	(8)	67

Total revenues	197,566	152,614

Benefits and expenses:
Life and other policy benefits	25,519	24,190
Market risk benefits (gains) losses	(16,417)	36,960
Amortization of deferred transaction costs	20,439	21,274
Universal life and annuity contract interest	41,611	30,212
Other operating expenses	33,136	24,683

Total benefits and expenses	104,288	137,319

Earnings before Federal income taxes	93,278	15,295

Federal income taxes	19,670	2,991

Net earnings	$73,608	12,304

Basic earnings per share:
Class A (Note 4)	$20.82	3.48
Class B (Note 4)	$10.41	1.74

Diluted earnings per share:
Class A (Note 4)	$20.82	3.48
Class B (Note 4)	$10.41	1.74

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2024 and 2023
(Unaudited)
(In thousands)

	2024	2023

Net earnings	$73,608	12,304

Other comprehensive income, net of effects of taxes:
Unrealized gains (losses) on debt securities available-for-sale:
Net unrealized holding gains (losses) arising during period	(27,640)	125,201
Reclassification adjustment for net amounts included in net earnings	6	(53)

Net unrealized gains (losses) on securities	(27,634)	125,148

Effect of discount rate changes on liability for future policy benefits	17,474	(21,714)

Foreign currency translation adjustments	(3,203)	(30)

Benefit plans:
Amortization of net prior service cost and net gain (loss)	(2,994)	(399)

Other comprehensive income (loss)	(16,357)	103,005

Comprehensive income	$57,251	115,309

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2024 and 2023
(Unaudited)
(In thousands)

	2024	2023

Common stock:
Balance at beginning of period	$36	36

Balance at end of period	36	36

Additional paid-in capital:
Balance at beginning of period	41,716	41,716

Balance at end of period	41,716	41,716

Accumulated other comprehensive income (loss):
Unrealized gains (losses) on debt securities available-for-sale:
Balance at beginning of period	(478,989)	(653,431)
Change in unrealized gains (losses) during period, net of tax	(27,634)	125,148

Balance at end of period	(506,623)	(528,283)

Changes in the Liability for future policy benefits related to changing discount rates:
Balance at beginning of period	145,881	170,701
Change in liability for future policy benefits during period, net of tax	17,474	(21,714)

Balance at end of period	163,355	148,987

Foreign currency translation adjustments:
Balance at beginning of period	6,528	6,450
Change in translation adjustments during period	(3,203)	(30)

Balance at end of period	3,325	6,420

Benefit plan liability adjustment:
Balance at beginning of period	4,007	(1,939)
Amortization of net prior service cost and net gain (loss), net of tax	(2,994)	(399)

Balance at end of period	1,013	(2,338)

Accumulated other comprehensive income (loss) at end of period	(338,930)	(375,214)

Continued on Next Page

NATIONAL WESTERN LIFE GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued) For the Three Months Ended March 31, 2024 and 2023 (Unaudited) (In thousands)
	2024	2023

Retained earnings:
Balance at beginning of period	2,720,545	2,627,389
Net earnings	73,608	12,304

Balance at end of period	2,794,153	2,639,693

Total stockholders' equity	$2,496,975	2,306,231

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2024 and 2023
(Unaudited)
(In thousands)

	2024	2023

Cash flows from operating activities:
Net earnings	$73,608	12,304
Adjustments to reconcile net earnings to net cash from operating activities:
Universal life and annuity contract interest	41,611	30,212
Surrender charges and other policy revenues	(6,157)	(4,782)
Realized (gains) losses on investments	8	(67)
Accretion/amortization of discounts and premiums, investments	(700)	(893)
Depreciation and amortization	2,415	2,545
Increase (decrease) in estimated credit losses on investments	14	128
(Increase) decrease in value of debt securities trading	(824)	(24,335)
(Increase) decrease in value of equity securities	(2,351)	(1,095)
(Increase) decrease in value of derivative options	(38,474)	(2,933)
(Increase) decrease in value of alternative investments	(6,450)	—
(Increase) decrease in deferred policy acquisition and sales inducement costs, and value of business acquired	14,551	14,755
(Increase) decrease in accrued investment income	(7,513)	(6,526)
(Increase) decrease in reinsurance recoverable	70,815	16,069
(Increase) decrease in cost of reinsurance	2,895	3,025
(Increase) decrease in other assets	(3,911)	(5,199)
Increase (decrease) in liabilities for future policy benefits	2,835	16,527
Increase (decrease) in market risk benefits liability	(20,147)	44,339
Increase (decrease) in other policyholder liabilities	4,234	(20,864)
Increase (decrease) in Federal income tax liability	17,748	12,809
Increase (decrease) in deferred Federal income tax	1,919	(9,810)
Increase (decrease) in funds withheld liability	(33,788)	(20,731)
Increase (decrease) in other liabilities	(8,205)	(8,427)

Net cash provided by operating activities	104,133	47,051

Cash flows from investing activities:
Proceeds from sales of:
Debt securities available-for-sale	—	2,038
Debt securities trading	31,972	7,445
Other investments	50	1,134
Proceeds from maturities, redemptions, and prepayments of:
Debt securities available-for-sale	180,445	265,496
Debt securities trading	52,697	15,239
Other investments	6,365	4,735
Derivatives, index options	22,060	—

	Continued on Next Page

NATIONAL WESTERN LIFE GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) For the Three Months Ended March 31, 2024 and 2023 (Unaudited) (In thousands)

	2024	2023

Purchases of:
Debt securities available-for-sale	(149,088)	(73,767)
Debt securities trading	(17,476)	(41,988)
Equity securities	—	(11)
Derivatives, index options	(13,282)	(12,945)
Other investments	(15,980)	(13,533)
Property, equipment, and other productive assets	(323)	(1,035)
Net change in short-term investments	(24,093)	—
Principal payments on mortgage loans	3,269	3,417
Cost of mortgage loans acquired	—	(1,800)
Decrease (increase) in policy loans	1,598	238
Other (increases) decreases to funds withheld	714	576

Net cash provided by investing activities	78,928	155,239

Cash flows from financing activities:
Deposits to account balances for universal life and annuity contracts	25,181	31,151
Return of account balances on universal life and annuity contracts	(236,361)	(226,752)
Principal payments under finance lease obligation	(86)	(85)

Net cash provided by (used in) financing activities	(211,266)	(195,686)

Effect of foreign exchange	(4,054)	(38)

Net increase (decrease) in cash, cash equivalents, and restricted cash	(32,259)	6,566
Cash, cash equivalents, and restricted cash at beginning of period	482,758	295,270

Cash, cash equivalents and restricted cash at end of period	$450,499	301,836

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$19	18
Income taxes	4	5

Noncash operating activities:
Net deferral and amortization of sales inducements	$(3,767)	(3,299)
See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position and results of operations of National Western Life Group, Inc. ("NWLGI") and its wholly owned subsidiaries (collectively, the “Company”), on a basis consistent with the prior audited consolidated financial statements, as of March 31, 2024, and for the three months ended March 31, 2024 and March 31, 2023. Certain reclasses of prior year balances have been made for comparison. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year. It is recommended that these Condensed Consolidated Financial Statements be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 which is accessible free of charge through the Company's internet site at www.nwlgi.com or the Securities and Exchange Commission internet site at www.sec.gov. The Condensed Consolidated Balance Sheet at December 31, 2023 has been derived from the audited consolidated financial statements as of that date.

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of NWLGI and its wholly owned subsidiaries: National Western Life Insurance Company ("NWLIC" or "National Western"), Regent Care San Marcos Holdings, LLC, and N.I.S. Financial Services, Inc. ("NIS"). National Western's wholly owned subsidiaries include The Westcap Corporation, NWL Financial, Inc., NWLSM, Inc., Braker P III, LLC, and Ozark National Life Insurance Company ("Ozark National"). All significant intercorporate transactions and accounts have been eliminated in consolidation.

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

The Company maintains two funds withheld coinsurance agreements which incorporate accounting policies related to trading debt securities and embedded derivatives on reinsurance in its financial statements. Trading securities represent debt securities that are included in the fund assets withheld as part of the funds withheld coinsurance agreements to support the policyholder liability obligations ceded to reinsurers. Trading debt securities are reported in the accompanying Condensed Consolidated Financial Statements at their fair values with changes in their fair values reflected as a component of Net investment income in the Condensed Consolidated Statements of Earnings. Since these trading debt securities pertain to investment activities related to coinsurance agreements rather than as an income strategy based on active trading, they are classified as investing activities in the Condensed Consolidated Statements of Cash Flows. Under the terms of the coinsurance funds withheld agreements, while the assets are withheld, the associated interest and credit risk of those assets are transferred to the reinsurers creating an embedded derivative on reinsurance in the funds withheld liability. Accordingly, the Company is required to bifurcate the embedded derivative from the host contract in accordance with ASC 815-15. The bifurcated embedded derivative on reinsurance is computed as the fair value unrealized gain (loss) on the underlying funds withheld assets. This amount is included as a component of the funds withheld liability balance reported on the Condensed Consolidated Balance Sheets, with changes in the embedded derivative on reinsurance reported in Net investment income in the Condensed Consolidated Statements of Earnings.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The table below shows the net unrealized gains and losses on available-for-sale securities that were reclassified out of accumulated other comprehensive income (loss) for the three months ended March 31, 2024 and March 31, 2023.

Affected Line Item in the Condensed Consolidated Statements of Earnings	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)
	Three Months Ended March 31,
	2024	2023

	(In thousands)

Other net investment (losses) gains	$(8)	67
Earnings before Federal income taxes	(8)	67
Federal income taxes	(2)	14

Net earnings	$(6)	53

(2) NEW ACCOUNTING PRONOUNCEMENTS

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

(3) STOCKHOLDERS' EQUITY

Prior to his death on November 7, 2023, Robert L. Moody, Sr., the Chairman Emeritus of the Company, was the controlling stockholder of the Company because he controlled, through the Robert L. Moody, Sr. Revocable Trust (the "Moody Revocable Trust"), 99.0% of the 200,000 aggregate outstanding shares of the Company's Class B Common Stock. Under the terms of the Moody Revocable Trust, the shares of Class B Common Stock held by the Moody Revocable Trust pass to Three R Trust, a trust created by Robert L. Moody Sr. for the benefit of his children and their lineal descendants. The trustee of the Moody Revocable Trust, however, is authorized to retain trust properties, including the shares of Class B Common Stock, for as long as is necessary to administer the trust and Robert L. Moody Sr.'s estate, including the payment of debts, expenses and taxes. Therefore, upon Robert L. Moody, Sr.'s death, Three R Trust acquired beneficial ownership of the shares of Class B Common Stock held by the Moody Revocable Trust. However, legal title will remain with the Moody Revocable Trust for the foreseeable future. Therefore, until the transfer of legal title to Three R Trust, Moody National Bank (as trustee of the Moody Revocable Trust) retains the voting power with respect to those shares of Class B Common Stock.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
As the sole owner of National Western, all dividends declared by National Western are payable entirely to NWLGI and are eliminated in consolidation. National Western is restricted by state insurance laws as to dividend amounts which may be paid to stockholders without prior approval from the Colorado Division of Insurance. The restrictions are based on the lesser of statutory earnings from operations, excluding capital gains, or 10% of statutory surplus of National Western as of the previous year-end. Under these guidelines, the maximum dividend payment which may be made without prior approval in 2024 is $70.5 million. National Western did not declare or pay cash dividends to NWLGI during the three months ended March 31, 2024 and 2023.

Ozark National is similarly restricted under the state insurance laws of Missouri as to dividend amounts which may be paid to stockholders without prior approval to the greater of 10.0% of the statutory surplus of Ozark National from the preceding year-end or the company's net gain from operations, excluding capital gains, from the prior calendar year. Based upon this restriction, the maximum dividend payment which may be made in 2024 without prior approval is $24.3 million. All dividends declared by Ozark National are payable entirely to NWLIC as the sole owner and are eliminated in consolidation. Ozark National did not declare or pay cash dividends to NWLIC during the three months ended March 31, 2024 and 2023.

NIS is restricted under FINRA rules as to the maximum dividend amounts that can be paid out to stockholders. Maximum allowable dividend amounts are determined based on calculations which require that certain net capital thresholds be maintained after dividends are paid out. Under these guidelines, at December 31, 2023 the maximum dividend payment amount was $5.6 million. No dividends were declared or paid in the three months ended March 31, 2024. During the three months ended March 31, 2023, NIS declared and paid a $12.0 million dividend to NWLGI as its sole stock owner. All dividends declared and paid by NIS are eliminated in consolidation.

The Company entered into an agreement and plan of merger on October 8, 2023 with S. USA Life Insurance Company, Inc. and PGH Merger Inc. At the effective time of the merger, anticipated to be sometime in the second quarter of 2024, each issued and outstanding share of Class A Common Stock and Class B Common Stock will be converted into the right to receive $500.00 per share in cash, without interest.

NWLGI did not declare or pay cash dividends on its common shares during the three months ended March 31, 2024 and 2023. Under the terms of the merger agreement, the Company is not permitted to pay cash dividends prior to the closing of the merger, except for annual cash dividends of not more than $0.36 per share on Class A Common Stock ($0.18 per share for Class B Common Stock), consistent with the Company's historical payment schedule. The Company's board of directors did declare and pay a cash dividend in the respective per share amounts described above during the fourth quarter of 2023.

(4) EARNINGS PER SHARE

Basic earnings per share of common stock are computed by dividing net earnings available to each class of common stockholders on an as if distributed basis by the weighted-average number of common shares outstanding for the period. Diluted earnings per share, by definition, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, that then shared in the distributed earnings of each class of common stock. U.S. GAAP requires a two-class presentation for the Company's two classes of common stock (refer to Note (3) Stockholders' Equity). The Company currently has no share-based compensation awards outstanding that could be redeemed for shares of common stock.

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

	Three Months Ended March 31,
	2024		2023
	Class A	Class B	Class A	Class B

	(In thousands except per share amounts)

Numerator for Basic and Diluted Earnings Per Share:
Net earnings	$73,608		12,304
Dividends - Class A shares	—		—
Dividends - Class B shares	—		—

Undistributed earnings	$73,608		12,304

Allocation of net earnings:
Dividends	$—	—	—	—
Allocation of undistributed earnings	71,526	2,082	11,956	348

Net earnings	$71,526	2,082	11,956	348

Denominator:
Basic earnings per share - weighted-average shares	3,436	200	3,436	200
Effect of dilutive stock options	—	—	—	—

Diluted earnings per share - adjusted weighted-average shares for assumed conversions	3,436	200	3,436	200

Basic earnings per share	$20.82	10.41	3.48	1.74

Diluted earnings per share	$20.82	10.41	3.48	1.74

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(5) DEFERRED TRANSACTION COSTS

Deferred transaction costs include deferred policy acquisition costs ("DPAC"), deferred sales inducements ("DSI"), value of business acquired ("VOBA"), and cost of reinsurance ("COR"). Amortization and experience adjustments for DPAC, VOBA and COR are reported as Amortization of deferred transaction costs in the Condensed Consolidated Statements of Earnings. Amortization and experience adjustments on DSI are reported as gross reserve changes in Universal life and annuity contract interest in the Condensed Consolidated Statements of Earnings.

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

The COR asset represents the amount of assets transferred at the closing date of a funds withheld agreement (debt securities, policy loans, and cash) in excess of the GAAP liability ceded plus a ceding commission paid to the reinsurer. The COR balance is amortized commensurate with the runoff of the ceded block of funds withheld business and the amortization expense is reported in the Condensed Consolidated Statements of Earnings.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Deferred Policy Acquisition Costs - A summary of information related to DPAC is provided in the following table.

	Three Months Ended March 31, 2024
Deferred Policy Acquisition Costs	Domestic Traditional Life	Domestic Universal Life	International Traditional Life	International Universal Life	Annuities excl. SPIAs WLC	ONL & Affiliates

	(In thousands)

Balance, beginning of period	$2,899	180,234	9,874	138,031	279,637	17,998
Capitalization additions	3	3,953	—	90	1,788	926
Amortization	(65)	(3,326)	(267)	(3,468)	(8,103)	(237)
Experience adjustment	—	—	—	—	—	—

Balance, end of period	$2,837	180,861	9,607	134,653	273,322	18,687

	Three Months Ended March 31, 2023
Deferred Policy Acquisition Costs	Domestic Traditional Life	Domestic Universal Life	International Traditional Life	International Universal Life	Annuities excl. SPIAs WLC	ONL & Affiliates

	(In thousands)

Balance, beginning of period	$3,159	176,034	11,151	152,287	306,489	14,762
Capitalization additions	3	3,452	—	158	2,077	1,103
Amortization	(72)	(3,094)	(292)	(3,792)	(8,582)	(204)
Experience adjustment	—	—	—	—	—	—

Balance, end of period	$3,090	176,392	10,859	148,653	299,984	15,661

The following table summarizes DPAC balances by product line as of the end of the following periods.

	March 31,
Deferred Policy Acquisition Costs	2024	2023

	(In thousands)

Domestic traditional life	$2,837	3,090
Domestic universal life	180,861	176,392
International traditional life	9,607	10,859
International universal life	134,653	148,653
Annuities, excl. SPIAs with life contingencies	273,322	299,984
ONL & Affiliates	18,687	15,661

Total	$619,967	654,639

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Deferred Sales Inducements - A summary of information related to DSI is provided in the following tables.

	Three Months Ended March 31,
Deferred Sales Inducements	2024	2023

	(In thousands)

Balance, beginning of year	$70,950	85,303
Capitalizations	(1,930)	(939)
Amortization expense	(1,837)	(2,360)
In-force ceded	—	—
Experience adjustment	—	—

Balance, end of period	$67,183	82,004

Value of Business Acquired - A summary of information related to VOBA is provided in the following table.

	March 31,
Value of Business Acquired	2024	2023

	(In thousands)

Balance, beginning of period	$129,905	138,495
Amortization	(2,078)	(2,213)
Experience adjustment	—	—

Balance as of end of period	$127,827	136,282

Estimated future amortization of VOBA, net of interest, is as follows as of March 31, 2024:

(In thousands)

Remainder of 2024	$6,077
2025	7,743
2026	7,331
2027	6,945
2028	6,578

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Cost of Reinsurance - A summary of information related to COR is provided in the following table.

	Three Months Ended March 31,
Cost of Reinsurance	2024		2023

	SPIAs WLC	Annuities excl. SPIAs WLC	SPIAs WLC	Annuities excl. SPIAs WLC
	(In thousands)

Balance, beginning of period	$11,156	56,781	11,897	66,431
Additions	—	—	—	—
Amortization	(162)	(2,733)	(446)	(2,579)
Experience Adjustment	—	—	—	—

Balance as of end of period	$10,994	54,048	11,451	63,852

The following table summarizes the COR balance by product line as of the end of the following periods.

	March 31,
Cost of Reinsurance	2024	2023

	(In thousands)

SPIAs with life contingencies	$10,994	11,451
Annuities, excl. SPIAs with life contingencies	54,048	63,852

Total	$65,042	75,303

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

The Company updates the net premium ratio for actual historical experience each quarter. Future cash flow assumptions are reviewed each quarter and are updated at least annually.

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

	Three Months Ended March 31, 2024
Liability for Policyholder Account Balances	Domestic Universal Life	International Universal Life	Annuities excl. SPIAs WLC

	(In thousands)

Balance, beginning of period	$1,454,356	490,603	4,955,532
Premiums received	29,416	8,057	24,296
Policy charges	(17,054)	(16,687)	(7,294)
Surrenders and withdrawals	(12,933)	(14,050)	(156,174)
Benefit payments	(8,279)	(504)	(38,411)
Interest credited	19,438	5,152	14,146
Change in embedded derivative	14,178	2,435	(9,122)
Change in unearned revenue reserve	3,092	(182)	—
Other	(2,424)	310	(8,055)

Balance, end of period	1,479,790	475,134	4,774,918
Less reinsurance recoverable	—	—	(1,065,753)

Ending balance, net of reinsurance	$1,479,790	475,134	3,709,165

Weighted-average crediting rate	6.34%	4.37%	1.11%
Net amount at risk	$1,557	5,973	1,241,261
Cash surrender value	$1,239,802	452,178	4,558,423

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended March 31, 2023
Liability for Policyholder Account Balances	Domestic Universal Life	International Universal Life	Annuities excl. SPIAs WLC

	(In thousands)

Balance, beginning of period	$1,420,569	563,998	5,677,218
Issuances	—	—	—
Premiums received	27,587	10,196	34,263
Policy charges	(16,441)	(19,656)	(7,500)
Surrenders and withdrawals	(14,361)	(11,000)	(129,363)
Benefit payments	(8,189)	(846)	(53,150)
Interest credited	3,267	2,249	13,857
Change in embedded derivative	13,219	1,321	2,414
Change in unearned revenue reserve	411	(46)	—
Other	313	125	(6,799)

Balance, end of period	1,426,375	546,341	5,530,940
Less reinsurance recoverable	—	—	(1,211,421)

Ending balance, net of reinsurance	$1,426,375	546,341	4,319,519

Weighted-average crediting rate	0.98%	1.53%	0.93%
Net amount at risk	$1,621	6,910	1,162,927
Cash surrender value	$1,211,837	522,501	5,201,886

The following table summarizes the Liability for policyholder account balances by line of business as of the end of the following periods.

	March 31,
Liability for Policyholder Account Balances	2024	2023

	(In thousands)

Domestic universal life	$1,479,790	1,426,375
International universal life	475,134	546,341
Annuities excl. SPIAs with life contingencies	4,774,918	5,530,940

Total	$6,729,842	7,503,656

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums.

	March 31, 2024
	At Guaranteed Minimum	1-50 Basis Points Above	51-150 Basis Points Above	Greater Than 150 Basis Points Above	Total

	(In thousands)

Range of guaranteed minimum crediting rate:
Less than 2.00%	$1,629,149	2,719	14,120	100,508	1,746,496
2.00% - 2.99%	502,653	6,482	85,106	47,036	641,277
3.00% - 3.99%	449,173	35,915	11,515	28	496,631
4.00% and greater	375,935	—	—	39	375,974

Total	$2,956,910	45,116	110,741	147,611	3,260,378

	March 31, 2023
	At Guaranteed Minimum	1-50 Basis Points Above	51-150 Basis Points Above	Greater Than 150 Basis Points Above	Total

	(In thousands)

Range of guaranteed minimum crediting rate:
Less than 2.00%	$1,977,043	2,291	38,739	140,367	2,158,440
2.00% - 2.99%	478,429	8,092	86,871	24,576	597,968
3.00% - 3.99%	453,414	40,857	2,780	27	497,078
4.00% and greater	398,573	—	—	36	398,609

Total	$3,307,459	51,240	128,390	165,006	3,652,095

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

	Three Months Ended March 31, 2024
Additional Liability for Benefits in Excess of Account Balances and Liability for Future Policy Benefits	Domestic Universal Life	International Universal Life	Annuities

	(In thousands)

Balance, beginning of period	$72,241	49,886	37,310
Beginning balance before shadow reserve adjustments	72,241	49,886	37,310
Effect of changes in cash flow assumptions	—	—	—
Effect of actual variances from expected experience	1,158	(1,546)	(98)

Adjusted beginning of period balance	73,399	48,340	37,212
Issuances	—	—	—
Interest accrual	1,106	618	342
Assessments collected	5,390	2,209	92
Benefit payments	(5,502)	(1,259)	(369)
Derecognition (lapses and withdrawals)	—	—	—
Other	(2)	(270)	13

Ending balance before shadow reserve adjustments	74,391	49,638	37,290
Effect of shadow reserve adjustments	—	—	—

Balance, end of period	74,391	49,638	37,290
Less reinsurance recoverable, end of period	—	—	(37,273)

Net additional liability, after reinsurance recoverable	$74,391	49,638	17

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended March 31, 2023
Additional Liability for Benefits in Excess of Account Balances and Liability for Future Policy Benefits	Domestic Universal Life	International Universal Life	Annuities

	(In thousands)

Balance, beginning of period	$63,804	46,402	38,502
Beginning balance before shadow reserve adjustments	63,804	46,402	38,502
Effect of changes in cash flow assumptions	—	—	—
Effect of actual variances from expected experience	4,693	(771)	497

Adjusted beginning of period balance	68,497	45,631	38,999
Issuances	—	—	—
Interest accrual	184	93	374
Assessments collected	5,696	2,560	3
Benefit payments	(9,001)	(1,360)	(552)
Derecognition (lapses and withdrawals)	—	—	—
Other	(1)	(423)	(12)

Ending balance before shadow reserve adjustments	65,375	46,501	38,812
Effect of shadow reserve adjustments	—	—	—

Balance, end of period	65,375	46,501	38,812
Less reinsurance recoverable, end of period	—	—	(38,812)

Net additional liability, after reinsurance recoverable	$65,375	46,501	—

The following table summarizes the Additional liability for benefits in excess of account balance by line of business as of the end of the following periods.

	March 31,
	2024	2023

	(In thousands)

Domestic universal life	$74,391	65,375
International universal life	49,638	46,501
Annuities	37,290	38,812

Total	$161,319	150,688

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table provides the amount of gross assessments and interest expense related to annuitization and death or other insurance benefits recognized in the Condensed Consolidated Statements of Earnings related to additional insurance liabilities.

	Three months ended March 31,
	2024		2023
	Gross Assessments	Interest Expense	Gross Assessments	Interest Expense

	(In thousands)

Domestic universal life	$15,180	1,106	16,790	184
International universal life	8,811	618	10,351	93
Annuities	6	342	255	374

Total	$23,997	2,066	27,396	651

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables summarize balances and changes in the Liability for future policy benefits balance for traditional life contracts and single premium immediate annuities with life contingencies.

		Three Months Ended March 31, 2024
		Domestic Traditional Life	International Traditional Life	SPIAs With Life Contingency	ONL & Affiliates

		(In thousands)

Present value of expected net premiums	Balance, beginning of period	$(3,608)	35,323	—	409,519
	Beginning balance at original discount rate	(2,878)	36,038	—	485,238
	Effect of changes in cash flow assumptions	—	—	—	—
	Effect of actual variances from expected experience	(40)	40	—	(1,693)

	Adjusted beginning of period balance	(2,918)	36,078	—	483,545
	Issuances	—	—	—	2,181
	Interest accrual	(65)	384	—	3,949
	Net premium collected	198	(847)	—	(9,574)

	Ending balance at original discount rate	(2,785)	35,615	—	480,101
	Effect of changes in discount rate assumptions	(689)	(1,669)	—	(82,850)

	Balance, end of period	$(3,474)	33,946	—	397,251

Present value of expected future policy benefits	Balance, beginning of period	$52,358	100,948	193,180	1,020,535
	Beginning balance at original discount rate	45,030	99,868	209,910	1,291,686
	Effect of changes in cash flow assumptions	—	—	—	—
	Effect of actual variances from expected experience	(9)	(77)	969	(1,648)

	Adjusted beginning of period balance	45,021	99,791	210,879	1,290,038
	Issuances	—	—	2,982	2,208
	Interest accrual	653	1,356	1,775	10,144
	Benefit payments	(1,370)	(1,737)	(5,265)	(14,593)
	Derecognition (lapses and withdrawals)	—	—	(1,656)	—
	Other	126	449	(269)	—

	Ending balance at original discount rate	44,430	99,859	208,446	1,287,797
	Effect of changes in discount rate assumptions	5,774	(1,370)	(20,469)	(297,200)

	Balance, end of period	50,204	98,489	187,977	990,597

	Net liability for future policy benefits	53,678	64,543	187,977	593,346
	Less reinsurance recoverable	—	(149)	(155,041)	(25,799)

	Net liability for future policy benefits, after reinsurance	$53,678	64,394	32,936	567,547

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		Three Months Ended March 31, 2023
		Domestic Traditional Life	International Traditional Life	SPIAs With Life Contingencies	ONL & Affiliates

		(In thousands)

Present value of expected net premiums	Balance, beginning of period	$260	33,998	—	402,745
	Beginning balance at original discount rate	660	35,907	—	494,962
	Effect of changes in cash flow assumptions	—	—	—	—
	Effect of actual variances from expected experience	8	(915)	—	(677)

	Adjusted beginning of period	668	34,992	—	494,285
	Issuances	—	—	—	2,930
	Interest accrual	(3)	368	—	3,997
	Net premium collected	(59)	(880)	—	(9,788)

	Ending balance at original discount rate	606	34,480	—	491,424
	Effect of changes in discount rate assumptions	(415)	(770)	—	(80,359)

	Balance, end of period	$191	33,710	—	411,065

Present value of expected future policy benefits	Balance, beginning of period	$70,165	99,168	191,817	975,999
	Beginning balance at original discount rate	62,865	100,929	215,542	1,291,914
	Effect of changes in cash flow assumptions	—	—	—	—
	Effect of actual variances from expected experience	(359)	(2,793)	1,000	(463)

	Adjusted beginning of year balance	62,506	98,136	216,542	1,291,451
	Issuances	—	—	1,775	2,846
	Interest accrual	962	1,367	1,747	10,092
	Benefit payments	(1,016)	(1,485)	(5,707)	(15,344)
	Derecognition (lapses and withdrawals)	—	—	(1,814)	—
	Other	85	747	96	(38)

	Ending balance at original discount rate	62,537	98,765	212,639	1,289,007
	Effect of changes in discount rate assumptions	9,133	1,190	(18,123)	(280,035)

	Balance, end of period	71,670	99,955	194,516	1,008,972

	Net liability for future policy benefits	71,479	66,245	194,516	597,907
	Less reinsurance recoverable	(13,160)	(553)	(164,270)	(26,436)

	Net liability for future policy benefits, after reinsurance	$58,319	65,692	30,246	571,471

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes the net Liability for future policy benefits by product line as of the end of the following periods.

	March 31,
	2024	2023

	(In thousands)

Domestic traditional life	$53,678	71,479
International traditional life	64,543	66,245
SPIAs with life contingencies	187,977	194,516
ONL & Affiliates	593,346	597,907

Total	$899,544	930,147

The following tables summarize the amount of revenue and interest related to traditional life contracts and single premium immediate annuities with life contingencies recognized in the Condensed Consolidated Statements of Earnings.

	Three months ended March 31,
	2024		2023
	Gross Assessments	Interest Expense	Gross Assessments	Interest Expense

	(In thousands)

Domestic traditional life	$439	718	749	965
International traditional life	2,376	972	2,647	999
SPIAs with life contingencies	1,915	1,775	81	1,747
ONL & Affiliates	18,813	6,195	19,237	6,095

Total	$23,543	9,660	22,714	9,806

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table provides the amount of undiscounted expected gross premiums and expected future benefits and expenses for traditional life contracts and single premium immediate annuities with life contingencies.

	March 31,
	2024		2023
	Expected Future Gross Premiums	Expected Future Benefit Payments	Expected Future Gross Premiums	Expected Future Benefit Payments

	(In thousands)

Domestic traditional life	$26,422	79,536	32,336	105,418
International traditional life	157,291	216,623	158,329	216,235
SPIAs with life contingencies	—	277,925	—	282,340
ONL & Affiliates	1,389,010	2,264,018	1,419,206	2,263,534

Total	$1,572,723	2,838,102	1,609,871	2,867,527

The following tables summarize the annualized actual experience and expected experience for mortality and lapses of the Liability for future policy benefits and the Additional liability for benefits in excess of account balance.

	2024		2023
	Actual Experience	Expected Experience	Actual Experience	Expected Experience

Mortality:
Domestic traditional life	1.60%	1.25%	1.86%	2.05%
Domestic universal life	1.83%	2.11%	2.12%	1.93%
International traditional life	0.30%	0.43%	0.09%	0.39%
International universal life	0.27%	0.29%	0.29%	0.26%
SPIAs with life contingencies	4.41%	3.24%	3.27%	3.08%
Annuities excl. SPIAs with life contingencies	2.72%	2.67%	3.55%	2.68%
ONL & Affiliates	1.08%	0.89%	0.78%	0.74%

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	2024		2023
	Actual Experience	Expected Experience	Actual Experience	Expected Experience

Lapses:
Domestic traditional life	6.43%	6.67%	5.10%	6.18%
Domestic universal life	4.40%	3.49%	4.71%	3.37%
International traditional life	9.48%	5.79%	9.26%	7.74%
International universal life	13.06%	6.86%	11.00%	7.06%
SPIAs with life contingencies	N/A	N/A	N/A	N/A
Annuities excl. SPIAs with life contingencies	7.65%	4.55%	4.60%	4.15%
ONL & Affiliates	4.63%	4.43%	3.96%	4.69%

The following table provides the weighted-average durations in years of the Liability for future policy benefits and the Additional liability for benefits in excess of account balance.

	March 31,
	2024	2023

Domestic traditional life	8.0	8.0
Domestic universal life	8.1	8.1
International traditional life	8.0	8.0
International universal life	8.1	8.1
SPIAs with life contingencies	8.0	8.0
Annuities excl. SPIAs with life contingencies	6.6	6.6
ONL & Affiliates	22.0	22.0

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table provides the weighted-average interest rates for the Liability for future policy benefits and the Additional liability for benefits in excess of account balance.

	March 31, 2024		March 31, 2023

	Interest Accretion Rate	Current Discount Rate	Interest Accretion Rate	Current Discount Rate

Domestic traditional life	6.75%	5.00%	6.80%	4.65%
Domestic universal life	6.34%	6.34%	0.98%	0.98%
International traditional life	5.13%	5.00%	5.13%	4.65%
International universal life	4.37%	4.37%	1.53%	1.53%
SPIAs with life contingencies	3.45%	5.00%	3.31%	4.65%
Annuities excl. SPIAs with life contingencies	1.11%	1.11%	0.93%	0.93%
ONL & Affiliates	3.25%	5.40%	3.24%	5.20%

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

	Three Months Ended March 31, 2024
	Guaranteed Minimum Withdrawal Benefits	Guaranteed Annuitization Benefits

	(In thousands)

Balance, beginning of period	$174,375	68,210
Balance, beginning of period, before effect of changes in instrument-specific credit risk	174,375	68,210
Issuances	97	—
Interest accrual	—	—
Attributed fees collected	1,058	—
Benefit payments	—	—
Effect of changes in interest rates	(18,051)	(2,311)
Actual policyholder behavior different from expected behavior	(940)	—
Effect of changes in future expected policyholder behavior	—	—
Effect of changes in other future expected assumptions	—	—

Balance, end of period, before effect of changes in instrument-specific credit risk	156,539	65,899
Effect of changes in the instrument-specific credit risk	—	—

Balance, end of period	156,539	65,899
Less reinsurance recoverable, end of period	(6,188)	(66,250)

Balance, end of period, net of reinsurance	$150,351	(351)

Net amount at risk	$1,116,647	124,613
Weighted-average attained age of contract holders	70.0	68.2

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended March 31, 2023
	Guaranteed Minimum Withdrawal Benefits	Guaranteed Annuitization Benefits

	(In thousands)

Balance, beginning of period	$97,552	69,466
Balance, beginning of period, before effect of changes in instrument-specific credit risk	97,552	69,466
Issuances	22	—
Interest accrual	—	—
Attributed fees collected	6,771	—
Benefit payments	—	—
Effect of changes in interest rates	36,147	2,078
Actual policyholder behavior different from expected behavior	(679)	—
Effect of changes in future expected policyholder behavior	—	—
Effect of changes in other future expected assumptions	—	—

Balance, end of period, before effect of changes in instrument-specific credit risk	139,813	71,544
Effect of changes in the instrument-specific credit risk	—	—

Balance, end of period	139,813	71,544
Less reinsurance recoverable, end of period	(4,167)	(71,946)

Balance, end of period, net of reinsurance	$135,646	(402)

Net amount at risk	$1,035,476	127,450
Weighted-average attained age of contract holders	69.2	67.4

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes Market risk benefits liability balances separately by amounts in an asset position and amounts in a liability position to the Market risk benefits liability amounts as of the end of the following periods.

	March 31, 2024			March 31, 2023
	Asset	Liability	Net liability	Asset	Liability	Net liability

	(In thousands)

Guaranteed minimum withdrawal benefit	$39,474	196,013	156,539	41,759	181,572	139,813
Guaranteed annuitization benefits	—	65,899	65,899	—	71,544	71,544

Balance, end of period	$39,474	261,912	222,438	41,759	253,116	211,357

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

	Three Months Ended
	March 31,
Components of Net Periodic Benefit Cost (Credit)	2024	2023

	(In thousands)

Service cost	$29	27
Interest cost	180	199
Expected return on plan assets	(364)	(310)
Amortization of net loss	—	70

Net periodic benefit cost (credit)	$(155)	(14)

The service cost shown above for each period represents plan expenses expected to be paid out of plan assets. Under the Pension Protection Act, plan expenses paid from plan assets are to be included in the plan's service cost component.

The Company's minimum required contribution for the 2024 plan year is $0.0 million. There were no planned contributions remaining for the 2023 plan year as of March 31, 2024. There were no planned contributions remaining for the 2024 plan year as of March 31, 2024. As of March 31, 2024, the Company has made no contributions to the plan for the 2023 plan year and no contributions to the plan for the 2024 plan year.

The components of net periodic benefit cost including service cost are reported in “Other operating expenses” in the Condensed Consolidated Statements of Earnings.

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

Effective July 1, 2005, National Western established a second non-qualified defined benefit plan for the benefit of Robert L. Moody, Sr., who was then Chairman of the Company. This plan intended to provide for post-2004 benefit accruals that mirror and supplement the pre-2005 benefit accruals under the previously discussed non-qualified plan, while complying with the requirements of the Act.

On November 7, 2023, Robert L. Moody, Sr., Chairman Emeritus of the Company, passed away. Mr. Moody, Sr.'s wife predeceased him. Accordingly, the Company has no obligation to make any additional payments with respect to Mr. Moody, Sr.'s participation in the qualified pension plan or any non-qualified defined benefit plan described above.

Effective November 1, 2005, National Western established a third non-qualified defined benefit plan for the benefit of Ross R. Moody, who was then President of the Company. This plan is intended to provide for post-2004 benefit accruals that supplement the pre-2005 benefit accruals under the first non-qualified plan as previously discussed, while complying with the requirements of the Act.

The following table summarizes the components of net periodic benefit costs for the non-qualified defined benefit plans.

	Three Months Ended
	March 31,
Components of Net Periodic Benefit Cost	2024	2023

	(In thousands)

Service cost	$388	204
Interest cost	568	408
Amortization of prior service cost	15	15
Amortization of net loss	614	—

Net periodic benefit cost	$1,585	627

As the plans are not funded, there is no expected return on plan assets shown in the net periodic benefit cost table above. The Company expects to contribute $0.0 million to these plans in 2024 and as of March 31, 2024, had made no contributions to the plans.

The components of net periodic benefit cost including service cost are reported in “Other operating expenses” in the Condensed Consolidated Statements of Earnings.

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

	Three Months Ended
	March 31,
Components of Net Periodic Benefit Cost	2024	2023

	(In thousands)

Interest cost	$8	61
Amortization of net loss	(279)	—

Net periodic benefit cost (credit)	$(271)	61

As the plans are not funded, there is no expected return on plan assets shown in the net periodic benefit cost table above. The Company expects to contribute $0.1 million to the plans in 2024. As of March 31, 2024, the Company had contributed $0.0 million to the plans. Ozark National and NIS do not offer postemployment benefits.

The components of net periodic benefit cost including service cost are reported in “Other operating expenses” in the Condensed Consolidated Statements of Earnings.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
A summary of segment information as of March 31, 2024 and December 31, 2023 for the Condensed Consolidated Balance Sheet items and for the three months ended March 31, 2024 and March 31, 2023 for the Condensed Consolidated Statements of Earnings is provided below.

Condensed Consolidated Balance Sheet Items:

	March 31, 2024
	Domestic Life Insurance	International Life Insurance	Annuities	ONL & Affiliates	All Others	Totals

	(In thousands)

Deferred transaction costs	$183,697	144,261	405,548	146,513	—	880,019
Market risk benefits asset	—	—	39,474	—	—	39,474
Total segment assets	1,953,470	817,975	7,359,228	1,017,758	337,394	11,485,825
Future policyholder obligations	1,607,103	590,071	5,000,185	593,346	—	7,790,705
Market risk benefits liability	—	—	261,912	—	—	261,912
Other policyholder liabilities	30,378	8,077	94,982	14,563	—	148,000
Funds withheld liability	—	—	1,161,625	—	—	1,161,625

	December 31, 2023
	Domestic Life Insurance	International Life Insurance	Annuities	ONL & Affiliates	All Others	Totals

	(In thousands)

Deferred transaction costs	$183,132	147,906	418,525	147,902	—	897,465
Market risk benefits asset	—	—	30,819	—	—	30,819
Total segment assets	1,918,435	828,186	7,501,928	1,012,445	334,722	11,595,716
Future policyholder obligations	1,581,808	606,870	5,186,021	611,016	—	7,985,715
Market risk benefits liability	—	—	273,404	—	—	273,404
Other policyholder liabilities	24,406	13,652	91,456	14,252	—	143,766
Funds withheld liability	—	—	1,195,413	—	—	1,195,413

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidated Statements of Earnings:

	Three Months Ended March 31, 2024
	Domestic Life Insurance	International Life Insurance	Annuities	ONL & Affiliates	All Others	Totals

	(In thousands)

Premiums and contract revenues	$13,223	19,336	6,043	18,626	—	57,228
Net investment income	35,362	11,757	71,235	8,802	7,205	134,361
Other revenues	5	27	1,734	3,110	1,109	5,985

Total revenues	48,590	31,120	79,012	30,538	8,314	197,574

Life and other policy benefits	2,635	2,472	4,753	15,659	—	25,519
Policy benefit remeasurement (gain)/loss	—	—	—	—	—	—
Market risk benefits expense	—	—	(16,417)	—	—	(16,417)
Amortization of deferred transaction costs	3,391	3,735	10,998	2,315	—	20,439
Universal life and annuity contract interest	31,649	9,761	201	—	—	41,611
Other operating expenses	5,964	6,090	14,840	4,804	1,438	33,136
Federal income taxes	1,047	1,917	13,672	1,582	1,454	19,672

Total expenses	44,686	23,975	28,047	24,360	2,892	123,960

Segment earnings	$3,904	7,145	50,965	6,178	5,422	73,614

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended March 31, 2023
	Domestic Life Insurance	International Life Insurance	Annuities	ONL & Affiliates	All Others	Totals

	(In thousands)

Premiums and contract revenues	$13,476	20,065	4,240	19,152	—	56,933
Net investment income	17,979	5,398	53,081	7,918	5,533	89,909
Other revenues	—	2	2,016	2,689	998	5,705

Total revenues	31,455	25,465	59,337	29,759	6,531	152,547

Life and other policy benefits	2,509	1,878	5,000	14,803	—	24,190
Policy benefit remeasurement (gain)/loss	—	—	—	—	—	—
Market risk benefits expense	—	—	36,960	—	—	36,960
Amortization of deferred transaction costs	3,166	4,084	11,607	2,417	—	21,274
Universal life and annuity contract interest	13,138	3,812	13,262	—	—	30,212
Other operating expenses	4,421	3,726	10,584	4,503	1,449	24,683
Federal income taxes	1,528	2,224	(3,360)	1,640	945	2,977

Total expenses	24,762	15,724	74,053	23,363	2,394	140,296

Segment earnings (loss)	$6,693	9,741	(14,716)	6,396	4,137	12,251

Reconciliations of segment information to the Company's Condensed Consolidated Financial Statements are provided below.

	Three Months Ended March 31,
	2024	2023

	(In thousands)

Premiums and Other Revenues:
Premiums and contract revenues	$57,228	56,933
Net investment income	134,361	89,909
Other revenues	5,985	5,705
Realized gains (losses) on investments	(8)	67

Total condensed consolidated premiums and other revenues	$197,566	152,614

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended March 31,
	2024	2023

	(In thousands)

Federal Income Taxes:
Total segment Federal income taxes	$19,672	2,977
Taxes on realized gains (losses) on investments	(2)	14

Total condensed consolidated Federal income taxes	$19,670	2,991

	Three Months Ended March 31,
	2024	2023

	(In thousands)

Net Earnings:
Total segment earnings	$73,614	12,251
Realized gains (losses) on investments, net of taxes	(6)	53

Total condensed consolidated net earnings	$73,608	12,304

	March 31,	December 31,
	2024	2023

	(In thousands)

Assets:
Total segment assets	$11,485,825	11,595,716
Other unallocated assets	630,619	654,899

Total condensed consolidated assets	$12,116,444	12,250,615

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
All of the employees of the Company and its subsidiaries are eligible to participate in the Incentive Plan. In addition, directors of the Company are eligible to receive the same types of awards as employees except that they are not eligible to receive incentive stock options. Company directors, including members of the Compensation and Stock Option Committee, are eligible for nonstatutory stock options. SARs granted prior to 2016 vest 20% annually following three years of service following the grant date. Employee SARs granted 2016 and thereafter vest 33.3% annually following one year of service from the date of the grant. Directors' SARs grants vest 20% annually following one year of service from the date of grant.

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

PSU awards covering the three year measurement period ended December 31, 2023 were paid out in the first quarter of 2024. The performance factor during the measurement period used to determine compensation payouts was 150.00% of the pre-defined metric target.

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

No awards were granted to any officers or directors during the three months ended March 31, 2024 or 2023.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The Company uses the current fair value method to measure compensation costs for awards granted under the share-based plans. As of March 31, 2024 and December 31, 2023, the liability balance was $63.8 million and $64.8 million, respectively. The Company establishes its liability balance for share-based plans and recognizes related compensation cost over the graded vesting periods of each individual award. As disclosed in Note (16) Subsequent Events, the Company entered into an agreement and plan of merger on October 8, 2023 with S. USA Life Insurance Company Inc. and PGH Merger Inc. (the "Merger Agreement"). Under the terms of the Merger Agreement, all outstanding unvested share-based awards would fully vest at the closing date of the Merger Agreement which is currently expected to occur sometime in the second quarter of the 2024 calendar year. In the merger contemplated by the Merger Agreement, all outstanding shares of Class A Common Stock and Class B Common Stock will be converted into the right to receive $500.00 per share in cash, without interest. As a result, the liability balance and expense amortization for all awards outstanding at March 31, 2024 has been calculated assuming an ultimate amortization ending date of June 30, 2024 and a stock price of $500.00 per share, consistent with the assumptions used at December 31, 2023. Fair value of SARs in prior periods, including at March 31, 2023, was calculated using the Black-Scholes option pricing model and the market quoted price per share of the Company's Class A Common Stock at each respective reporting date.
A summary of awards by type and related activity is detailed below.

Options Outstanding
	Shares Available for Issuance Pursuant to Grants	Shares	Weighted- Average Exercise Price

Stock Options:
Balance at January 1, 2024	291,000	—	$—
Exercised	—	—	$—
Forfeited	—	—	$—
Expired	—	—	$—
Stock options granted	—	—	$—

Balance at March 31, 2024	291,000	—	$—

	Liability Awards
	SARs	RSUs	PSUs

Other Share/Unit Awards:
Balance at January 1, 2024	212,067	14,254	18,444
Exercised	(1,574)	—	(8,674)
Forfeited	—	—	—
Granted	—	—	—

Balance at March 31, 2024	210,493	14,254	9,770

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The total intrinsic value of share-based compensation exercised and paid was $6.6 million and $1.0 million for the three months ended March 31, 2024 and 2023, respectively. The total fair value of SARs, RSUs, and PSUs vested during the three months ended March 31, 2024 and 2023 was $0.0 million and $0.0 million, respectively. No cash amounts were received from the exercise of stock options under the Plans during the periods reported on.

The following table summarizes information about SARs outstanding at March 31, 2024.

	SARs Outstanding
	Number Outstanding	Weighted- Average Remaining Contractual Life	Number Exercisable

Exercise prices:
$216.48	3,529	1.9 years	3,529
$311.16	6,745	2.9 years	6,745
$334.34	6,277	3.7 years	6,277
$303.77	7,233	4.7 years	7,233
$252.91	10,642	5.7 years	10,642
$192.10	25,002	6.7 years	25,002
$218.44	48,720	7.7 years	29,037
$220.61	102,345	8.7 years	29,254

Totals	210,493		117,719

Aggregate intrinsic value (in thousands)	$57,373		$31,410

The aggregate intrinsic value in the table above is based on the price of $500.00 per share agreed upon in the Merger Agreement described above.

The pre-tax compensation cost/(benefit) recognized in the Condensed Consolidated Financial Statements related to these plans was $5.6 million for the three months ended March 31, 2024, and $(2.3) million for the three months ended March 31, 2023, respectively. The related tax expense/(benefit) recognized was $(1.2) million for the three months ended March 31, 2024 and $0.5 million for the three months ended March 31, 2023, respectively.

As of March 31, 2024, the total pre-tax compensation expense related to non-vested share-based awards not yet recognized was $5.6 million. This amount is expected to be recognized over a weighted-average period of 0.25 years.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The Merger Agreement contains certain termination rights for both the Company and S.USA. If the Merger has not closed by July 8, 2024 (the “Outside Date”), either the Company or S.USA may terminate the Merger Agreement. However, if the closing has not occurred because the required insurance regulatory approvals have not been obtained, and all other conditions to closing have been satisfied (other than those conditions that by their terms are to be satisfied at the closing, each of which is capable of being satisfied at the closing) or waived, the Outside Date will be automatically extended to October 8, 2024. The Merger Agreement requires the Company to pay S.USA a $66.5 million termination fee under certain circumstances. Specifically, a termination fee would be payable by the Company if S.USA terminates the Merger Agreement due to the occurrence of a Company terminable breach and (i) a competing proposal was announced after the date of the Merger Agreement but prior to the termination that was not withdrawn and (ii) within 12 months after the termination, the Company enters into a definitive agreement with respect to, or otherwise consummates, the competing proposal (or does not oppose it, in the case of a tender or exchange offer).

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

The Company had $13.3 million in commitments to fund new loans and $2.5 million in commitments to extend credit relating to existing loans at March 31, 2024. The Company evaluates each customer's creditworthiness on a case-by-case basis. The Company also had open commitments to make capital contributions to alternative investment debt and equity funds of $167.2 million as of March 31, 2024. The Company had unfunded commitments on private placements of $0.0 million and unfunded commitments on revolver loans of $0.0 million as of March 31, 2024.

(12) INVESTMENTS

(A)Investment Gains and Losses

The Company uses the specific identification method in computing realized gains and losses. The table below presents realized gains and losses for the periods indicated.

	Three Months Ended March 31,
	2024	2023

	(In thousands)

Available-for-sale debt securities:
Realized gains on disposal	$3	67
Realized losses on disposal	(11)	—

Totals	$(8)	67

For the three months ended March 31, 2024 and 2023, the percentage of total gains (losses) on bonds due to the call of securities was 100.0% and 4.7%, respectively.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(B)Debt Securities

The table below presents amortized costs and fair values of debt securities available-for-sale at March 31, 2024.

	Debt Securities Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(In thousands)

U.S. agencies	$12,002	—	(187)	11,815
U.S. Treasury	2,824	—	(95)	2,729
States and political subdivisions	439,710	277	(52,118)	387,869
Foreign governments	62,942	—	(15,782)	47,160
Public utilities	545,696	124	(56,104)	489,716
Corporate	5,393,330	4,147	(444,161)	4,953,316
Commercial mortgage-backed	22,229	31	(1,306)	20,954
Residential mortgage-backed	246,477	214	(12,527)	234,164
Asset-backed	987,637	1,955	(65,762)	923,830

Totals	$7,712,847	6,748	(648,042)	7,071,553

The table below presents amortized costs and fair values of debt securities available-for-sale at December 31, 2023.

	Debt Securities Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(In thousands)

U.S. agencies	$12,052	—	(106)	11,946
U.S. Treasury	2,821	2	(66)	2,757
States and political subdivisions	442,455	661	(48,631)	394,485
Foreign governments	62,947	—	(14,453)	48,494
Public utilities	556,434	138	(53,306)	503,266
Corporate	5,442,342	6,214	(413,600)	5,034,956
Commercial mortgage-backed	22,239	26	(1,432)	20,833
Residential mortgage-backed	252,924	668	(11,573)	242,019
Asset-backed	920,289	2,102	(72,959)	849,432

Totals	$7,714,503	9,811	(616,126)	7,108,188

Unrealized losses for debt securities available-for-sale increased slightly at March 31, 2024 from comparable balances at December 31, 2023, primarily due to increases in interest rate levels during the period. The ten-year U.S. Treasury bond increased 32 basis points during the three months ended March 31, 2024.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Debt securities balances at March 31, 2024 and December 31, 2023 include Ozark National holdings of $747.5 million and $716.0 million, respectively, in available-for-sale.

The following table shows the gross unrealized losses and fair values of the Company's available-for-sale debt securities by investment category and length of time the individual securities have been in a continuous unrealized loss position at March 31, 2024.

	Debt Securities Available-for-Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In thousands)

U.S. agencies	$4,707	(128)	7,109	(59)	11,816	(187)
U.S. Treasury	1,014	(5)	1,715	(90)	2,729	(95)
States and political subdivisions	39,299	(475)	314,140	(51,643)	353,439	(52,118)
Foreign governments	—	—	47,160	(15,782)	47,160	(15,782)
Public utilities	—	—	485,883	(56,104)	485,883	(56,104)
Corporate	141,878	(4,253)	4,554,467	(439,908)	4,696,345	(444,161)
Commercial mortgage-backed	—	—	15,923	(1,306)	15,923	(1,306)
Residential mortgage-backed	18,070	(507)	192,121	(12,020)	210,191	(12,527)
Asset-backed	169,542	(2,588)	623,286	(63,174)	792,828	(65,762)

Totals	$374,510	(7,956)	6,241,804	(640,086)	6,616,314	(648,042)

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table shows the gross unrealized losses and fair values of the Company's available-for-sale debt securities by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2023.

	Debt Securities Available-for-Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In thousands)

U.S. agencies	$4,823	(12)	7,123	(94)	11,946	(106)
U.S. Treasury	33	—	1,739	(66)	1,772	(66)
States and political subdivisions	14,228	(36)	318,436	(48,595)	332,664	(48,631)
Foreign governments	—	—	48,494	(14,453)	48,494	(14,453)
Public utilities	—	—	500,674	(53,306)	500,674	(53,306)
Corporate	116,521	(2,225)	4,719,019	(411,375)	4,835,540	(413,600)
Commercial mortgage-backed	—	—	15,807	(1,432)	15,807	(1,432)
Residential mortgage-backed	12,307	(221)	208,134	(11,352)	220,441	(11,573)
Asset-backed	76,980	(1,676)	619,960	(71,283)	696,940	(72,959)

Totals	$224,892	(4,170)	6,439,386	(611,956)	6,664,278	(616,126)

Debt securities. The gross unrealized losses for debt securities are made up of 983 individual issues, or 90.4% of the total debt securities held available-for-sale by the Company at March 31, 2024. The market value of these bonds as a percent of amortized cost approximates 91.1%. Of the 983 securities, 911, or 92.7%, fall in the 12 months or greater aging category and 967 were rated investment grade at March 31, 2024.

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The amortized cost and fair value of investments in debt securities available-for-sale at March 31, 2024, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Debt Securities Available-for-Sale
	Amortized Cost	Fair Value

	(In thousands)

Due in 1 year or less	$954,486	942,367
Due after 1 year through 5 years	2,366,855	2,285,704
Due after 5 years through 10 years	1,179,151	1,061,340
Due after 10 years	1,956,012	1,603,194
	6,456,504	5,892,605

Mortgage and asset-backed securities	1,256,343	1,178,948

Totals before allowance for credit losses	7,712,847	7,071,553

Allowance for credit losses	—	—

Totals	$7,712,847	7,071,553

The Company determines current expected credit losses for available-for-sale debt securities when fair value is less than amortized cost, interest payments are missed, and the security is experiencing credit issues. Provisions to and releases from the allowance for credit losses are recorded in net investment income in the Condensed Consolidated Statements of Earnings. Based on its review, the Company determined none of these investments required an allowance for credit loss at March 31, 2024 or December 31, 2023. The Company's operating procedures include monitoring the investment portfolio on an ongoing basis for any changes in issuer facts and circumstances that might lead to future need for a credit loss allowance.

(C)Transfer of Securities

During the three months ended March 31, 2024 and 2023, the Company made no transfers between debt securities available-for-sale and trading. The Company does not classify any debt securities as held-to-maturity.

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The Company targets a minimum specified yield on mortgage loan investments determined by reference to currently available debt security instrument yields plus a desired amount of incremental basis points. A low interest rate environment and a competitive marketplace resulted in fewer loan opportunities being available meeting the Company's required rate of return for several years. The subsequent rapid rise in interest rate levels beginning in 2022 have caused potential mortgage loan opportunities to fall outside the Company's underwriting criteria further causing a lower level of originations. There were no mortgage loans originated by the Company in the three months ended March 31, 2024 compared with $1.8 million in the three months ended March 31, 2023 and $6.8 million in the year ended December 31, 2023.

Loans in foreclosure, loans considered impaired or loans past due 90 days or more are placed on a non-accrual status. If a mortgage loan is determined to be on non-accrual status, the mortgage loan does not accrue any revenue into the Condensed Consolidated Statements of Earnings. The loan is independently monitored and evaluated as to potential impairment or foreclosure. If delinquent payments are made and the loan is brought current, then the Company returns the loan to active status and accrues income accordingly. The Company had no mortgage loans past due 90 days or more at March 31, 2024 or 2023 and as a result all interest income was recognized at March 31, 2024 and 2023.

Included in the mortgage loan investment balance at March 31, 2024 and December 31, 2023 were three mortgage loan investments made by Prosperity under the funds withheld reinsurance agreement totaling $19.4 million and $19.6 million, respectively. The Company has elected fair value measurement for these mortgage loans, and similar to trading debt securities, these loans are reported at fair market values in order to allow the market value fluctuation to be recorded directly in the Condensed Consolidated Statements of Earnings and to offset the embedded derivative liability change due to market value fluctuations.

The following table represents the mortgage loan portfolio by loan-to-value ratio.

	March 31, 2024		December 31, 2023
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Loan-to-Value Ratio (1):
Less than 50%	$105,375	22.1	$105,216	21.9
50% to 60%	173,431	36.5	165,844	34.6
60% to 70%	175,750	37.0	186,664	39.0
70% to 80%	20,813	4.4	20,903	4.5
Gross balance	475,369	100.0	478,627	100.0

Market value adjustment	(911)	(0.2)	(843)	(0.2)
Allowance for credit losses	(3,665)	(0.8)	(3,651)	(0.8)

Totals	$470,793	99.0	$474,133	99.0

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

The following table represents the mortgage loan allowance for credit losses.

	Three Months Ended March 31,
	2024	2023

	(In thousands)

Mortgage Loans Allowance for Credit Losses:
Balance, beginning of the period	$3,651	3,575
Provision during the period	14	128

Total ending allowance for credit losses	$3,665	3,703

The Company's direct investments in real estate are reported in Other long-term investments in the Condensed Consolidated Balance Sheets. These amounts are not a significant portion of the total investment portfolio and totaled approximately $27.0 million and $27.1 million at March 31, 2024 and December 31, 2023, respectively. These investments consist primarily of a half-dozen income-producing properties which are being operated by a wholly owned subsidiary of National Western. The Company recognized operating income on real estate properties of approximately $0.8 million and $0.8 million for the first three months of 2024 and 2023, respectively.

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

Level 3:  Fair value is based on significant unobservable inputs which reflect the entity’s or third party pricing service’s assumptions about the assumptions market participants would use in pricing an asset or liability. The Company’s Level 3 assets are certain available-for-sale and trading debt securities, over-the-counter derivative contracts, and mortgage loans that are recorded at fair value, The Company’s Level 3 liabilities consist of certain equity-index product-related embedded derivatives, market risk benefits liabilities, and an embedded derivative on reinsurance. Prior to the fourth quarter of 2023, Level 3 liabilities also included share-based compensation obligations. Valuations are estimated based on non-binding broker prices or internally developed valuation models or methodologies, discounted cash flow models and other similar techniques.

The following tables set forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of the date indicated.

	March 31, 2024
	Total	Level 1	Level 2	Level 3

	(In thousands)

Debt securities, available-for-sale	$7,071,553	—	6,552,164	519,389
Debt securities, trading	985,435	—	864,620	120,815
Equity securities	26,399	22,705	3,694	—
Mortgage loans	19,388	—	—	19,388
Derivatives, index options	114,669	—	—	114,669
Short-term investments	24,093	—	24,093	—

Total assets	$8,241,537	22,705	7,444,571	774,261

Policyholder account balances (a)	$441,890	—	—	441,890
Market risk benefits liabilities, net (b)	222,438	—	—	222,438
Embedded derivative contra-liability (c)	(280,244)	—	(278,580)	(1,664)
Other liabilities (d)	63,802	—	63,802	—

Total liabilities	$447,886	—	(214,778)	662,664

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
During the three months ended March 31, 2024 and March 31, 2023, the Company made no transfers from Level 2 to Level 3 for debt securities available-for-sale.

	December 31, 2023
	Total	Level 1	Level 2	Level 3

	(In thousands)

Debt securities, available-for-sale	$7,108,188	—	6,596,362	511,826
Debt securities, trading	1,046,856	—	900,835	146,021
Equity securities	24,098	20,638	3,460	—
Mortgage loans	19,580	—	—	19,580
Derivatives, index options	85,158	—	—	85,158
Short-term investments	—	—	—	—

Total assets	$8,283,880	20,638	7,500,657	762,585

Policyholder account balances (a)	$398,126	—	—	398,126
Market risk benefits liabilities, net (b)	242,585	—	—	242,585
Embedded derivative contra-liability (c)	(280,385)	—	(274,981)	(5,404)
Other liabilities (d)	64,835	—	64,835	—

Total liabilities	$425,161	—	(210,146)	635,307

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

	March 31, 2024
	Total	Level 1	Level 2	Level 3

	(In thousands)

Debt securities, available-for-sale:
Priced by third-party vendors	$6,949,121	—	6,552,164	396,957
Priced internally	122,432	—	—	122,432
Subtotal	7,071,553	—	6,552,164	519,389

Debt securities, trading:
Priced by third-party vendors	985,435	—	864,620	120,815
Subtotal	985,435	—	864,620	120,815

Equity securities:
Priced by third-party vendors	26,399	22,705	3,694	—
Subtotal	26,399	22,705	3,694	—

Mortgage loans:
Priced internally	19,388	—	—	19,388
Subtotal	19,388	—	—	19,388

Derivatives, index options:
Priced by third-party vendors	114,669	—	—	114,669
Subtotal	114,669	—	—	114,669

Short-term Investments:
Priced by third-party vendors	24,093	—	24,093	—
Subtotal	24,093	—	24,093	—

Total	$8,241,537	22,705	7,444,571	774,261

Percent of total	100.0%	0.3%	90.3%	9.4%

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

	Three Months Ended March 31, 2024
	Total Assets
	Debt Securities, Available-for-Sale	Trading Securities	Derivatives, Index Options	Mortgage Loans	Total Assets

	(In thousands)

Beginning balance, January 1, 2024	$511,826	146,021	85,158	19,580	762,585
Total realized and unrealized gains (losses):
Included in net earnings	—	3,808	38,474	(68)	42,214
Included in other comprehensive income (loss)	(2,928)	—	—	—	(2,928)
Purchases, sales, issuances and settlements, net:
Purchases	17,778	12,532	13,348	—	43,658
Settlements	(7,287)	(41,546)	(22,311)	(124)	(71,268)

Balance at end of period March 31, 2024	$519,389	120,815	114,669	19,388	774,261

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets/liabilities held at the end of the reporting period:
Net investment income	$—	3,808	37,595	(68)	41,335

Total	$—	3,808	37,595	(68)	41,335

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended March 31, 2024
	Total Liabilities
	Embedded Derivative on Funds Withheld Liability	Policyholder Account Balances	Other Liabilities	Market Risk Benefits Liabilities, net	Total Liabilities

	(In thousands)

Beginning balance, January 1, 2024	$(5,404)	398,126	—	242,585	635,307
Total realized and unrealized (gains) losses:
Included in net earnings	3,740	52,727	—	(20,244)	36,223
Purchases, sales, issuances and settlements, net:
Purchases	—	13,348	—	—	13,348
Issuances	—	—	—	97	97
Settlements	—	(22,311)	—	—	(22,311)

Balance at end of period March 31, 2024	$(1,664)	441,890	—	222,438	662,664

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets/liabilities held at the end of the reporting period:
Net investment income	$3,740	—	—	—	3,740
Benefits and expenses	—	37,595	—	(20,244)	17,351

Total	$3,740	37,595	—	(20,244)	21,091

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended March 31, 2023
	Total Assets
	Debt Securities, Available-for-Sale	Trading Securities	Derivatives, Index Options	Mortgage Loans	Total Assets

	(In thousands)

Beginning balance, January 1, 2023	$462,796	123,236	23,669	19,334	629,035
Total realized and unrealized gains (losses):
Included in net earnings	—	1,525	2,933	254	4,712
Included in other comprehensive income (loss)	6,606	—	—	—	6,606
Purchases, sales, issuances and settlements, net:
Purchases	22,533	24,357	12,630	—	59,520
Settlements	(3,586)	(3,219)	—	(33)	(6,838)

Balance at end of period March 31, 2023	$488,349	145,899	39,232	19,555	693,035

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

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the valuation method for financial assets and liabilities categorized as level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

	March 31, 2024
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

	(In thousands)

Assets:
Debt securities available-for-sale	$122,432	Discounted cash flows	Discount rate	3.55% - 6.14% (5.03%)
Derivatives, index options	114,669	Broker prices	Implied volatility	10.20% - 19.77% (12.50%)
Mortgage loans	19,388	Discounted cash flows	Spread	165 - 275 bps

Total assets	$256,489

Liabilities:
Policyholder account balances	$441,890	Deterministic cash flow model	Projected option cost	0.00% - 11.84% (4.12%)
Market risk benefits liabilities, net	222,438	Risk-neutral valuation	Benefit utilization rates	5.00% - 20.00% (5.00%)

Total liabilities	$664,328

	December 31, 2023
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(In thousands)

Assets:
Debt securities available-for-sale	$113,493	Discounted cash flows	Discount rate	3.55% - 6.14% (5.01%)
Derivatives, index options	85,158	Broker prices	Implied volatility	10.26% - 22.00% (13.64%)
Mortgage loans	19,580	Discounted cash flows	Spread	195 - 230 bps

Total assets	$218,231

Liabilities:
Policyholder account balances	$398,126	Deterministic cash flow model	Projected option cost	0.00% - 8.63% (3.82%)
Market risk benefits liabilities, net	242,585	Risk-neutral valuation	Benefit utilization rates	5.00% - 20.00% (5.00%)

Total liabilities	$640,711

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

The carrying amounts and fair values of the Company's financial instruments are as follows:

	March 31, 2024
			Fair Value Hierarchy Level
	Carrying Values	Fair Values	Level 1	Level 2	Level 3

	(In thousands)

ASSETS
Debt securities, available-for-sale	$7,071,553	7,071,553	—	6,552,164	519,389
Debt securities, trading	985,435	985,435	—	864,620	120,815
Cash and cash equivalents	450,499	450,499	450,499	—	—
Mortgage loans	470,793	426,942	—	—	426,942
Real estate	26,995	48,767	—	—	48,767
Policy loans	64,838	82,897	—	—	82,897
Other loans	51,021	49,809	—	—	49,809
Derivatives, index options	114,669	114,669	—	—	114,669
Equity securities	26,399	26,399	22,705	3,694	—
Short-term investments	24,093	24,093	—	24,093	—
Other investments	4,318	4,654	—	—	4,654

LIABILITIES
Deferred annuity contracts	$4,693,311	3,126,551	—	—	3,126,551
Immediate annuity and supplemental contracts	343,724	343,202	—	—	343,202
Market risk benefits liabilities, net	222,437	222,437	—	—	222,437

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
The tables below present the fair value of derivative instruments as of March 31, 2024 and December 31, 2023, respectively.

	March 31, 2024
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments:

Equity index options	Derivatives, Index Options	$114,669

Fixed-index products			Universal life and annuity contracts	$441,890
Embedded derivative on reinsurance contract			Funds withheld liability	(280,244)

Total		$114,669		$161,646

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

The table below presents the effect of derivative instruments in the Condensed Consolidated Statements of Earnings for the three months ended March 31, 2024 and 2023.

		March 31, 2024	March 31, 2023
Derivatives Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized In Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives

		(In thousands)

Equity index options	Net investment income	$38,407	2,933
Fixed-index products	Universal life and annuity contract interest	(52,660)	6,164
Embedded derivative on reinsurance contract	Net investment income	(141)	(28,868)

		$(14,394)	(19,771)

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(15) INTANGIBLES AND GOODWILL

Identifiable Intangible Assets

The gross carrying amounts and accumulated amortization for each specifically identifiable intangible asset were as follows.

		March 31, 2024		December 31, 2023
	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

		(In thousands)

Trademarks/trade names	15	$2,800	(964)	2,800	(918)
Internally developed software	7	3,800	(2,805)	3,800	(2,669)
Insurance licenses	N/A	3,000	—	3,000	—

		$9,600	(3,769)	9,600	(3,587)

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

As of March 31, 2024, expected amortization expense relating to purchased intangible assets for each of the next 5 years and thereafter is as follows:

Expected Amortization
(In thousands)

Remainder of 2024	$547
2025	730
2026	232
2027	187
2028	187
Thereafter	948

NATIONAL WESTERN LIFE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Goodwill
The changes in the carrying amount of goodwill were as follows:

	March 31,	December 31,
	2024	2023

	(In thousands)

Gross goodwill as of beginning of year	$13,864	13,864
Goodwill resulting from business acquisition	—	—
Gross goodwill, before impairments	13,864	13,864
Accumulated impairment as of beginning of year	—	—
Current year impairments	—	—

Net goodwill as of end of period	$13,864	13,864
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

The closing of the Merger is further subject to regulatory approvals and other customary closing conditions. The Merger is currently expected to close in the second quarter of 2024.

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

The Merger is currently expected to close in the second quarter of 2024.

Stockholder Approval. The closing of the Merger is subject to approval by the holders of a majority of the outstanding shares of Class A Common Stock and Class B Common stock, voting together as a single class. This approval occurred at a special meeting of NWLGI stockholders held on January 8, 2024.

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

The Merger Agreement permits the Company to continue to pay regular annual cash dividends not to exceed $0.36 per share of Class A Common Stock ($0.18 per share of Class B Common Stock) prior to completion of the Proposed Transaction. No dividends were declared or paid during the three months ended March 31, 2024.

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

Forward-looking statements are not guarantees of future performance and involve various risks and uncertainties. Forward-looking statements relate to the Proposed Transaction contemplated by the Merger Agreement, as well as to the Company’s financial and operating performance on a stand-alone basis prior to the consummation of the Proposed Transaction or if the Proposed Transaction is not consummated. There are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including without limitation risks, uncertainties and other factors discussed in Item 1A of our 2023 Annual Report on Form 10-K filed with the SEC on February 29, 2024 and elsewhere in this report, and the following factors relating to the Proposed Transaction:

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

Management's discussion and analysis of the financial condition and results of operations (“MD&A”) of National Western Life Group, Inc. ("NWLGI") for the three months ended March 31, 2024 follows. Where appropriate, discussion specific to the insurance operations of National Western Life Insurance Company is denoted by "National Western" or "NWLIC". This discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related notes beginning on page 3 of this report and with the 2023 Annual Report filed on Form 10-K.

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

The Company, National Western and Ozark National Life Insurance Company ("Ozark National"), accepts funds from policyholders or contract holders and establishes a liability representing future obligations to pay the policy or contract holders and their beneficiaries. To ensure the Company will be able to pay these future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed income securities. National Western maintains its home office in Austin, Texas where substantially all of its 276 employees at March 31, 2024 are located. Ozark National maintains its home office facility in Kansas City, Missouri along with NIS where most of their combined employees are located.

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

The Company monitors these factors continually as key business indicators. The discussion that follows in this Item 2 includes these indicators and presents information useful to an overall understanding of the Company's business performance for the three months ended March 31, 2024, incorporating required disclosures in accordance with the rules and regulations of the SEC.

Insurance Operations - Domestic

National Western is currently licensed to do business in all states (except New York) and the District of Columbia. Products marketed are annuities, universal life insurance, fixed-index universal life, and traditional life insurance, which include both term and whole life products. Domestic sales in terms of premium levels have historically been more heavily weighted toward annuities. Most of these annuities can be sold either as tax qualified or non-qualified products. More recently, a greater proportion of sales activity has been derived from single premium life insurance products, predominantly those with an equity-index crediting mechanism. Presently, nearly 100% of National Western's life premium sales come from single premium life products. At March 31, 2024, National Western maintained 87,779 annuity contracts in force representing account balances of $5.2 billion and 42,468 domestic life insurance policies in force representing approximately $3.5 billion in face amount of coverage.

National Western markets and distributes its domestic products primarily through independent national marketing organizations ("NMOs"). These NMOs assist the Company in recruiting, contracting, and managing independent agents. These agents are independent contractors who are compensated on a commission basis. At March 31, 2024, approximately 30,000 domestic independent agent contracts were in place.

Although reported separately for segment disclosure purposes, domestic insurance operations include the activities of Ozark National. Ozark National is a Missouri domiciled, stock life insurance company currently licensed to conduct business in thirty states. Organized and incorporated in 1964, its largest markets by state are Missouri, Iowa, Minnesota, Nebraska, and Kansas. Ozark National utilizes a unique distribution system to market its flagship Balanced Program which consists of a coordinated sale of a non-participating whole life insurance product with a mutual fund investment product offered through N.I.S. Financial Services, Inc. ("NIS'), its affiliated broker-dealer. Due to Ozark National's coordinated sale of a non-participating whole life insurance policy with a mutual fund investment product, its agents hold a securities license in addition to an insurance license. At March 31, 2024, Ozark National maintained 166,953 life insurance policies in force representing approximately $5.5 billion in face amount of coverage.

Insurance Operations - International

National Western's international operations consists solely of a closed block of in force policies. At March 31, 2024, National Western had 31,923 international life insurance policies in force representing in excess of $8.7 billion in face amount of coverage. The Company previously did not conduct business or maintain offices or employees in any other country, but until the fourth quarter of 2018, did accept applications at its home office in Austin, Texas, and issued policies from there to non-U.S. residents. Insurance products issued were primarily to residents of countries in South America consisting of product offerings not available in the local markets.

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

	Three Months Ended
	March 31,
	2024	2023

	(In thousands)

Single premium life	$24,579	22,970
Traditional life	827	1,077
Universal life	—	—

Totals	$25,406	24,047

Life insurance sales, as measured by total and annualized first year premiums, increased 6% in the first quarter of 2024 as compared to the first quarter of 2023 reflecting greater activity in the Company's single premium equity-index product sales. Sales for the three months ended March 31, 2024, included $0.8 million from Ozark National, which were lower than the $1.1 million reported in the first quarter of 2023, and are reflected in the traditional life line item above. Ozark National's business model, which is heavily dependent upon in person contact for agent recruiting and obtaining applications for coverage from prospective policyholders, has been attempting to reenergize their sales distribution force from the disruption effect the pandemic had upon its business.

National Western's life insurance product portfolio includes single premium universal life ("SPUL") and equity-index universal life ("EIUL") products as well as hybrids of the EIUL and SPUL products, combining features of these core products. Equity-index universal life products have been the predominant product sold in the domestic life market for a number of years. Most of these sales are single premium mode products (one year, five year, or ten year) designed for transferring accumulated wealth tax efficiently into life insurance policies with limited underwriting due to lesser net insurance amounts at risk (face amount of the insurance policy less cash premium contributed). These products were designed targeting the accumulated savings of the segment of the population entering their retirement years. The wealth transfer life products have been valuable offerings for the Company's distributors as evidenced by their comprising 100% of total National Western life sales in the first three months of 2024. With the meaningful increase in market interest rates during the past year, industry sales have gravitated away from single premium life products toward fixed interest rate annuity products, particularly multi-year guaranteed annuity products.
The average new policy face amounts, excluding insurance riders, since 2020 are as shown in the following table.

	Average New Policy Face Amount
	NWLIC Domestic	Ozark National

Year ended December 31, 2020	209,900	46,230
Year ended December 31, 2021	221,300	47,620
Year ended December 31, 2022	219,600	45,920
Year ended December 31, 2023	233,800	48,560
Three Months Ended March 31, 2024	281,000	45,680

The average face amount of insurance coverage per policy for NWLIC domestic life insurance contracts reflects the sales of single premium life products, primarily fixed-index, as part of its wealth transfer strategy for domestic life sales.

The table below sets forth information regarding life insurance in force for each date presented.

	Insurance In Force as of
	March 31,	December 31,
	2024	2023

	($ in thousands)

National Western

Universal life:
Number of policies	23,544	24,048
Face amounts	$3,156,083	3,236,046

Traditional life:
Number of policies	21,051	21,334
Face amounts	$1,903,041	1,935,892

Fixed-index life:
Number of policies	29,796	30,399
Face amounts	$7,153,551	7,340,992

Total life insurance:
Number of policies	74,391	75,781
Face amounts	$12,212,675	12,512,930

Ozark National

Total life insurance (all traditional):
Number of policies	166,953	168,080
Face amounts	$5,477,678	5,536,490

At March 31, 2024, National Western’s face amount of life insurance in force was comprised of $8.7 billion from the international line of business and $3.5 billion from the domestic line of business. At December 31, 2023, these amounts were $9.0 billion and $3.5 billion for the international and domestic lines of business, respectively.

Annuities

The following table sets forth information regarding the Company's annuity sales activity as measured by single and annualized first year premiums. Similar to life insurance sales, these figures are considered a non-GAAP financial measure but are shown in accordance with industry practice and depict the Company's sales productivity.

	Three Months Ended March 31,
	2024	2023

	(In thousands)

Fixed-index annuities	$21,631	31,361
Other deferred annuities	322	778
Immediate annuities	371	293

Totals	$22,324	32,432

Annuity sales decreased 31% in the first quarter of 2024 compared to 2023. With the sharp rise in interest rate levels that occurred in 2022, industry annuity sales gravitated toward multi-year guaranteed annuity products. These products guarantee a stated fixed interest rate for an extended term, typically three or five years. The Company does not offer this type of product in its annuity portfolio. In recent years, the Company's annuity product portfolio has consisted principally of offerings that emphasize income features. The change in consumer preference, prompted by higher interest rate levels, redirected annuity sales toward products emphasizing accumulation in value, resulting in decreased sales activity for the Company. During this time period, the Company has introduced new annuity products with accumulation features that are suitable for sale through financial institutions such as banks.

The Company's mix of annuity sales has historically been skewed to fixed index products given the relative performance of the equity market and have comprised the majority of annuity sales, generally accounting for 90% or more of all annuity sales. During the first three months of 2024, this percentage approximated 97%. For all fixed-index products, the Company purchases over the counter call options to hedge the equity return feature. The options are purchased relative to the issuance of the annuity contracts in such a manner to minimize timing risk. Generally, the index return during the indexing period (if the underlying index increases) becomes a component in a formula (set forth in the annuity), the result of which is credited as interest to contract holders electing the index formula crediting method at the beginning of the indexing period. The formula result can never be less than zero with these products. The Company does not deliberately mismatch or under hedge for the equity feature of the products. Fixed-index products also provide the contract holder the alternative to elect a fixed interest rate crediting option.

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

To address this situation, the Company entered into a coinsurance funds withheld reinsurance arrangement at December 31, 2020 with Prosperity Life Assurance Limited ("Prosperity") under which 100% of the policyholder obligations associated with its fixed interest rate and payout annuity block of policies at that time, approximating $1.7 billion, were reinsured with Prosperity. The Company then redirected its attention toward rebuilding annuity sales momentum by developing products, targeting new channels of distribution to supplement its current partnerships with national marketing organizations, and focusing its offerings away from fixed interest rate products. Effective July 27, 2022, the Company entered into a second funds withheld coinsurance agreement with Aspida Life Re Ltd. ("Aspida"), another third party reinsurer. At the inception of this agreement, annuity policy obligations approximating $250.0 million were reinsured with Aspida. In addition, for specified new annuity product sales, the Company agreed to reinsure a quota share of this business, currently 80%, in a flow reinsurance structure. The objective is to be able to more competitively price these annuity products utilizing the investment expertise of Aspida and their ability to obtain higher investment yields.

The following table sets forth information regarding annuities in force for each date presented. These amounts include the policies and reserves associated with the funds withheld reinsurance transactions discussed above.

	Annuities In Force as of
	March 31,	December 31,
	2024	2023

	($ in thousands)

Fixed-index annuities:
Number of policies	54,279	55,725
GAAP annuity reserves	$4,055,216	4,219,624

Other deferred annuities:
Number of policies	24,116	24,722
GAAP annuity reserves	$860,532	894,102

Immediate annuities:
Number of policies	9,384	9,598
GAAP annuity reserves	$306,874	314,881

Total annuities:
Number of policies	87,779	90,045
GAAP annuity reserves	$5,222,622	5,428,607

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

Consolidated Operations

Premiums and other revenues. The following details Company revenues.

	Three Months Ended March 31,
	2024	2023

	(In thousands)

Universal life and annuity contract charges	$34,370	35,357
Traditional life and SPIA WLC premiums	22,858	21,576
Net investment income (excluding index option derivatives)	95,954	86,976
Other revenues	5,985	5,705
Index option derivative gain	38,407	2,933
Net realized investment gains (losses)	(8)	67

Total revenues	$197,566	152,614

Universal life and annuity contract charges - Revenues for universal life and annuity contracts were higher for the first three months in 2024 compared to 2023 with the component sources shown below. Revenues for universal life and annuity products consist of policy charges for the cost of insurance, administration charges, surrender charges assessed against policyholder account balances, and other charges less reinsurance premiums, as shown in the following table.

	Three Months Ended March 31,
	2024	2023

	(In thousands)

Contract Charges:
Cost of insurance and administrative charges	$30,657	33,366
Surrender charges	5,846	4,513
Other charges	2,511	2,333

Gross contract revenues	39,014	40,212

Reinsurance premiums	(4,644)	(4,855)

Net contract charges	$34,370	35,357

Cost of insurance charges were $24.2 million in the three months ended March 31, 2024 a decrease from the $26.8 million reported in the first quarter of 2023. Cost of insurance charges trend, in part, with the size of the universal life insurance block in force and the amount of new business issued during the period. The volume of universal life insurance in force at March 31, 2024 declined to $10.3 billion from approximately $10.7 billion at December 31, 2023 and $11.8 billion at December 31, 2022. Administrative charges pertaining to new business issued decreased to $6.5 million for the three months ended March 31, 2024 from $6.6 million for the same period in 2023. These charges correlate with new universal life insurance business sales by the number of policies placed, the amount of premiums received, and the volume of insurance issued.

Surrender charges assessed against policyholder account balances upon withdrawal increased in the three months ended March 31, 2024 versus the comparable prior year period. While the Company earns surrender charge income that is assessed upon policy terminations, the Company's overall profitability is enhanced when policies remain in force and additional contract revenues are realized and the Company continues to achieve an interest rate spread equivalent to the difference it earns on its investments and the amount that it credits to policyholders. In the three months ended March 31, 2024, lapse rates on annuity and international life products were higher compared to prior year periods. Surrender charge income recognized is also dependent upon the duration of policies at the time of surrender (i.e. later duration policy surrenders have lower surrender charges assessed and earlier policy surrenders having a higher surrender charge assessed).

Other charges include the net amount of current period premium load amounts on new sales of single premium life insurance products which are deferred (recorded as negative revenue) and the subsequent amortization into income of these deferred premium loads. These products comprise substantially all of domestic life insurance sales. The increase in Other charges for the three months ended March 31, 2024 versus the comparable 2023 period reflects lower current period premium loads deferred due to decreased sales levels relative to the amounts currently being amortized into income.

Traditional life premiums - Ozark National's principal product is a non-participating whole life insurance policy with premiums remitted primarily on a monthly basis. The product is sold in tandem with a mutual fund investment product offered through its broker-dealer affiliate, NIS. Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period. A sizable portion of National Western's traditional life business resided in the International Life insurance segment. However, National Western's overall life insurance sales focus has historically been centered around universal life products. The addition of Ozark National's business of repetitive paying permanent life insurance adds an important complement to National Western's life insurance sales. Included in the amount for the three months ended March 31, 2024 is $17.6 million of life insurance renewal premium from Ozark National compared to $18.1 million in the first quarter of 2023. Universal life products, especially National Western's equity indexed universal life products, which offer the opportunity for consumers to acquire life insurance protection and receive credited interest linked in part to an outside market index, have been the more popular product offerings in the Company's markets.

Net investment income (with and without derivatives) - A detail of net investment income is provided below.

	Three Months Ended March 31,
	2024	2023

	(In thousands)

Gross investment income:
Debt and equities	$75,367	77,895
Mortgage loans	4,649	5,396
Policy loans	744	687
Short-term investments	5,785	2,772
Other invested assets	9,588	5,575

Total investment income	96,133	92,325
Less investment expenses	862	816

Net investment income (excluding derivatives and trading securities)	95,271	91,509
Index option derivative gain	38,407	2,933
Embedded derivative on reinsurance	(141)	(28,868)
Trading securities market adjustments	824	24,335

Net investment income	$134,361	89,909

The Company's strategy has been to invest a substantial portion of its cash flows in fixed debt securities within its guidelines for credit quality, duration, and diversification. As a result of an asset allocation strategy study that was conducted, an increase in allocations toward mortgage loans and alternative investments was identified as a strategic objective. Investment yields on new bond purchases during the first three months of 2024 approximated 6.26% as compared to the 6.72% yield achieved during the full year 2023. National Western's weighted average bond portfolio yield was 3.90% at March 31, 2024 increasing from 3.85% at December 31, 2023. Ozark National's weighted average portfolio yield at March 31, 2024 was 4.08%.

Changes in fair values of equity securities are included in net investment income in the Condensed Consolidated Statements of Earnings. For the three months ended March 31, 2024 and 2023, unrealized gains of $2.3 million and $0.2 million, respectively, are included in investment income reflecting the change in fair value of equity securities during the periods. The carrying value of the Company's portfolio of equity securities was $26.4 million at March 31, 2024.

During 2023 and thus far into 2024, the Company's new mortgage loan activity has been challenged as interest rate levels have appreciated considerably. The increase in interest rates has resulted in fewer mortgage loan opportunities meeting the Company's underwriting standards. Consequently, the mortgage loan portfolio balance declined to $470.8 million at March 31, 2024 from $474.1 million at December 31, 2023. During the three months ended March 31, 2024 the Company originated no new mortgage loans compared to $1.8 million in the comparable period of 2023.

The increase in short-term investment income reflects the rapid increase in short-term interest rates over the past year in tandem with the Federal Reserve interest rate increases implemented to counter inflationary pressures. Short-term investment fund interest rates averaged 4.5% in the first quarter of 2023. In the first quarter of 2024, interest rates averaged 5.2% for the same short-term investment vehicles.

In order to obtain incremental investment yield, the Company expanded its invested asset portfolio to include alternative investments. These assets are typically capital pools with specific investment objectives managed by investment firms having specific expertise in designated asset opportunities. The Company held balances of $228.7 million, $225.8 million, and $186.9 million at March 31, 2024, December 31, 2023, and December 31, 2022, respectively, in this investment category, excluding any associated structured note amounts.

The Company's net investment income is reduced for amounts ceded to reinsurers under the funds withheld reinsurance agreements associated with funds withheld assets. In the quarters ended March 31, 2024 and 2023, the Company ceded net investment income of $21.3 million and $19.8 million, respectively.

The Company is required to maintain an allowance pertaining to current expected credit losses on financial instruments ("CECL") under GAAP. Remeasurement of the CECL allowance for mortgage loans is performed quarterly and for the three months ended March 31, 2024 and 2023 resulted in an increase in the allowance of $14.0 thousand and $0.1 million, respectively, which is applied against gross investment income.

Credit loss allowances for available-for-sale debt securities are recorded when unrealized losses and missed payments indicate a credit loss has occurred and a full recovery of the investment principal is not expected. Credit loss allowances are recorded through net investment income in the Condensed Consolidated Statements of Earnings. No credit loss allowances for available-for-sale debt securities were recorded for the three months ended March 31, 2024 or 2023.
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

	Three Months Ended March 31,
	2024	2023

	(In thousands)

Excluding derivatives and funds withheld securities:
Net investment income	$95,271	91,509
Average invested assets, at amortized cost	$8,778,825	9,170,978
Annual yield on average invested assets	4.34%	3.99%

Including derivatives and funds withheld securities:
Net investment income	$134,361	89,909
Average invested assets, at amortized cost	$10,333,862	10,825,873
Annual yield on average invested assets	5.20%	3.32%

The average invested asset yield, excluding derivatives and trading securities, for the first three months of 2024 increased compared to 2023 due to the incremental yield on newly invested cash flows into debt securities and alternative investments as well as the increase in short-term investment yields.

The average yield on bond purchases during the three months ended March 31, 2024 to fund National Western insurance operations was 6.26% representing a 2.00% spread over treasury rates. The weighted average quality of new purchases during the first three months of 2024 was "A-" which was lower than the "A+" weighted average quality of purchases during 2023. The composite duration of purchases during the first three months of 2024 was 7.0 years, which is less than National Western's historical duration of purchases, indicative of the inverted yield curve during the first three months of 2024. The Company's general investment strategy has been to purchase debt securities with maturity dates approximating ten years in the future. The strategic decision to expand diversification into alternative investments funds and private debt securities may shorten or lengthen investment duration dependent upon the instrument purchased.

The pattern in average invested asset yield, including derivatives and funds withheld securities, incorporates increases and decreases in the fair value of index options purchased by National Western to support its fixed-index products as well as net investment income from the embedded derivative funds withheld liability. Fair values of purchased call options recorded a net gain during the first three months of 2024 and 2023, corresponding to the movement in the S&P 500 Index® during these periods (the primary index the fixed-index products employ). Refer to the derivatives discussion below for a more detailed explanation.

With the execution of a funds withheld reinsurance agreement with Prosperity at the end of 2020, the Company initiated embedded derivative accounting with respect to the policyholder obligations reinsured. The Company entered into a second funds withheld reinsurance agreement with Aspida during 2022 which follows the same embedded derivative accounting treatment. During the three months ended March 31, 2024, the embedded derivative contra-liability for reinsurance increased by $0.1 million while in the three months ended March 31, 2023 the embedded derivative contra-liability increased by $28.9 million. These amounts are included in net investment income and served to decrease net investment income the first three months of 2024 and 2023. Debt securities supporting the funds withheld policyholder obligations classified as trading incurred unrealized gains of $0.8 million in the first three months of 2024 and $24.3 million in the corresponding period for 2023, which were also recorded as a component of net investment income. The combination/net of these two amounts increased/(decreased) net investment income during the three months ended March 31, 2024 and 2023 by $0.7 million and $(4.5) million, respectively.

Other revenues - Other revenues pertain to NIS, the broker-dealer affiliate of Ozark National; the operations of Braker P III, LLC ("BP III"), a subsidiary which owns and manages a commercial office building which includes the home office operations of National Western; and allowances earned by National Western for administering the funds withheld policies ceded to third party reinsurers.

NIS revenues were $3.1 million and $2.7 million for the three months ended March 31, 2024 and 2023, respectively. NIS revenues typically move in tandem with equity market performance.

Revenues associated with BP III were $1.1 million and $1.0 million for the three months ended March 31, 2024 and 2023, respectively. Rental income received from National Western is eliminated in reporting consolidated results.

Under terms of the Prosperity funds withheld reinsurance contract, National Western earns a monthly expense allowance equal to the average policy count of the funds withheld reinsured block of business multiplied by a stated amount per policy. The Company reported maintenance expense allowance revenue of $1.1 million and $1.2 million in the three months ended March 31, 2024 and 2023, respectively. As the block that was reinsured is a closed block of business, maintenance expense allowance revenue declines over time with the run off of the in force block.

Under the terms of the Aspida funds withheld reinsurance contract, National Western also earns a monthly expense allowance based upon the average policy count of the funds withheld reinsurance block of policies. In addition, National Western earns a ceding commission and certain policy acquisition allowance based upon new policies issued and coinsured with Aspida. The Company reported $0.2 million and $0.3 million in the three months ended March 31, 2024 and 2023, respectively, related to these revenue sources.

Effective July 27, 2022, the Company recorded as a liability (deferred revenue) on its Condensed Consolidated Balance Sheet a deferred Cost of Reinsurance ("COR") amount of $21.2 million associated with the funds withheld reinsurance transaction with Aspida. This represents the net amount of GAAP reserves, deferred policy acquisition costs and sales inducements reinsured at the closing date, plus a $68.2 million ceding commission payable by the reinsurer, which in the aggregate was in excess of the Statutory Reserves ceded to Aspida (reflected as funds held assets). This COR balance is amortized and included in Other revenues. COR amortization revenue included in Other revenues totaled $0.4 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively.

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

	Three Months Ended March 31,
	2024	2023

	(In thousands)

Index option derivatives:
Unrealized gain	$28,470	15,354
Realized gain (loss)	9,937	(12,421)

Total net gain included in net investment income	$38,407	2,933

Total contract interest	$41,611	30,212

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

Net realized investment gains (losses) - Realized gains (losses) on investments generally include proceeds from bond calls, sales and impairment write-downs, as well as gains and losses on the sale of real estate property. Net gains reported for the three months ended March 31, 2024 consisted of gross gains of $0.0 million offset by gross losses of $0.0 million. Net gains reported for the three months ended March 31, 2023 consisted of gross gains of $0.1 million, primarily related to bond calls of debt securities in the available-for-sale category, offset by gross losses of $0.0 million.

Benefits and Expenses. The following table details benefits and expenses.

	Three Months Ended March 31,
	2024	2023

	(In thousands)

Life and other policy benefits	$25,519	24,190
Market risk benefits (gains) losses	(16,417)	36,960
Amortization of deferred transaction costs	20,439	21,274
Universal life and annuity contract interest	41,611	30,212
Other operating expenses	33,136	24,683

Totals	$104,288	137,319

Life and other policy benefits - Death claim benefits, the largest component of policy benefits, were $16.0 million in the first three months of 2024 compared to $15.6 million for the first three months of 2023. Of the amount included in the three months ended March 31, 2024, $6.0 million was associated with National Western business and $10.0 million pertained to Ozark National. In the first three months of 2023, these amounts were $5.6 million and $10.0 million for National Western and Ozark National, respectively. Death claim amounts are subject to variation from period to period. For the first three months of 2024, the number of National Western life insurance claims decreased 25% versus the comparable period in 2023 while the average dollar amount per net claim increased to $76,700 from approximately $47,300. National Western's overall mortality experience has generally been consistent with or better than its product pricing assumptions. The average net claim for Ozark National during the 2024 and 2023 three-month periods was $16,700 and $16,800, respectively. Mortality exposure is managed through reinsurance treaties under which National Western's retained maximum net amount at risk on any one life is capped at $500,000. Ozark National's retained maximum net amount at risk is capped at $200,000 under its reinsurance treaties with limited exceptions related to the conversion of child protection and guaranteed insurability riders.

Life and other policy benefits also includes other policy liabilities held associated with the Company's traditional life products and policies with life contingencies. The changes in other policy liabilities for National Western were $3.9 million and $3.7 million in the three months ended March 31, 2024 and 2023, respectively.

Policy benefit remeasurement (gains) and losses - The Company's practice is to annually review its actuarial assumptions and to
"unlock" those assumptions which deviate materially from actual experience. Under ASU 2018-12 ("LDTI"), the impact of actuarial assumption changes on the Liability for Future Policyholder Benefits ("LFPB") and the Additional Liabilities in Excess of Account Value are presented separately in the Condensed Consolidated Statements of Earnings as Policy benefit remeasurement (gains) and losses. In the three months ended March 31, 2024 and 2023, the Company did not update its actuarial assumptions pertaining to its traditional life reserves and its excess death benefit reserves.

Market risk benefits expense - Market risk benefits expense is an income statement line item emanating from the adoption of the LDTI accounting standard. The Market risk benefits liability represents the reserve pertaining to certain contract features on annuity products that provide minimum guarantees to policyholders, such as guaranteed minimum withdrawal benefits, that provide protection to contractholders from other-than-nominal capital market risk and expose the Company to other-than-nominal capital market risk. Market risk benefits are measured at fair value with changes in fair value not caused by credit risk recognized in net income each period. The change in fair value of the Market risk benefits liability reported in the Condensed Consolidated Statements of Earnings is impacted by interest rate movements. For the quarters ended March 31, 2024 and 2023, the change in the Market risk benefits liability due to interest rates was an expense/(benefit) of $(20.4) million and $38.2 million, respectively. Refer to Note (7) Market Risk Benefits Liability in the Notes to Condensed Consolidated Statements for further discussion.

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

The Company's practice is to annually review its actuarial assumptions pertaining to its blocks of businesses and to update those assumptions which deviate significantly from actual experience during the third calendar quarter. However, the Company records these adjustments whenever necessary. The following table identifies the current effect of actuarial assumption adjustments on DPAC balances recorded through amortization expense separate from recurring amortization expense for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023

	(In thousands)

Amortization of DPAC:
Actuarial assumption adjustments	$—	—
Recurring amortization	15,466	16,036

Totals	$15,466	16,036

Amortization expense for the for the three months ended March 31, 2024 was comprised of DPAC amortization by National Western of $15.2 million and by Ozark National of $0.2 million, respectively. Amortization expense for the three months ended March 31, 2023 was comprised of DPAC amortization by National Western of $15.8 million and $0.2 million by Ozark National, respectively. Amortization expense for National Western for the three months ended March 31, 2024 was reduced by $1.0 million for amounts pertaining to the policies ceded under the funds withheld reinsurance agreements. Ceded amortization expense for the for the three months ended March 31, 2023 was similarly reduced by $0.9 million.

As part of the purchase accounting required with the acquisition of Ozark National, the Company recorded an intangible asset of $180.9 million referred to as the value of business acquired ("VOBA"). VOBA represents the difference between the acquired assets and liabilities of Ozark National measured in accordance with the Company's accounting policies and the fair value of these same assets and liabilities. The VOBA balance sheet amount is amortized following a methodology similar to that used for amortizing deferred policy acquisition costs. In the quarters ended March 31, 2024 and 2023, the Company's VOBA amortization expense was $2.1 million and $2.2 million, respectively.

The Company maintains a deferred Cost of Reinsurance ("COR") asset on its Condensed Consolidated Balance Sheet associated with the funds withheld reinsurance transaction with Prosperity. This amount represents the unamortized balance of the amount of assets transferred at the closing date of funds withheld agreement (debt securities, policy loans, and cash) in excess of the GAAP liability ceded plus a $48 million ceding commission paid to the reinsurer. The COR balance is amortized commensurate with the runoff of the ceded block of funds withheld business. For the three months ended March 31, 2024 and 2023, COR amortization expense of $2.9 million and $3.0 million, respectively, is included in Amortization of deferred transaction costs.

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

Contract interest expense includes other items which increase or decrease reported contract interest in a particular reporting period. For the three months ended March 31, 2024 and 2023, contract interest expense includes the amounts shown in the table below.

	Three Months Ended March 31,
	2024	2023

	(In thousands)

Contract Interest Expense:
Credited fixed interest	$16,987	19,373
Credited equity-index interest	21,876	—
Gross reserve changes	9,477	12,391
Withdrawal benefit rider charges	(7,224)	(7,418)
Ceded credited interest and reserve changes	(9,201)	(12,625)
Index option embedded derivative reserve changes	9,696	18,491

Totals	$41,611	30,212

Contract interest expense includes gross reserve changes for immediate annuities, two tier annuities, excess death benefit reserves, excess annuitizations, and changes in deferred sales inducement balances. These gross reserve items are offset by policy charges assessed for policies having the withdrawal benefit rider ("WBR") and by amounts ceded to reinsurers.

For contract interest expense pertaining to funds withheld annuity policies ceded to the reinsurers, contract interest expense is adjusted to remove credited interest ceded and reserve change items ceded which are shown in the above table for the three months ended March 31, 2024 and 2023. The amount of ceded interest credited on the funds withheld annuity policies included in these amounts for the three months ended March 31, 2024 and 2023, was $5.8 million and $6.5 million, respectively.

Generally, the impact of the market value change of index options on asset values aligns closely with the movement of the embedded derivative liability held for the Company's fixed-index products such that the net effect upon pretax earnings is not significant. The market value changes of these index options for the three months ended March 31, 2024 and 2023, offsetting the index option embedded derivative reserve changes shown above, were $29.5 million and $15.6 million, respectively. Policyholders of equity-indexed products cannot receive an interest credit below 0% according to the policy contract terms.

Other operating expenses - Other operating expenses consist of general administrative expenses, licenses and fees, commissions not subject to deferral, real estate expenses, brokerage expenses, and compensation costs. These expenses for the three months ended March 31, 2024 and 2023 are summarized in the table that follows.

	Three Months Ended March 31,
	2024	2023

	(In thousands)

General administrative expenses	$11,279	11,285
Compensation expenses	14,378	6,209
Commission expenses	2,406	2,500
Real estate expenses	1,413	1,429
Brokerage expenses (NIS)	1,412	1,218
Taxes, licenses and fees	2,248	2,042

Totals	$33,136	24,683

General administrative expenses include software amortization expense associated with National Western's proprietary policy administration systems as well as other acquired software. Expenses pertaining to these items were $2.6 million and $2.9 million in the first quarter of 2024 and 2023, respectively. The decrease in the 2024 period from 2023 reflects legacy internally developed operating systems reaching full amortization. Expenditures for consulting costs were $2.7 million in the three months ended March 31, 2024 versus $2.4 million in the comparable quarter of 2023. This category of expenses also includes legal fees and expenses which were $0.6 million and $(0.4) million in the quarters March 31, 2024 and 2023, respectively, with the 2023 credit amount reflecting the release of amounts previously accrued. In addition to expenses associated with litigation and lawsuits, these amounts include legal services provided in connection with the Merger Agreement and related matters.

Compensation expenses include share-based compensation costs related to outstanding vested and nonvested stock appreciation rights ("SARs"), restricted stock units ("RSUs") and performance share units ("PSUs"). The related share-based compensation costs move in tandem not only with the number of awards outstanding but also with the movement in the market price of the Company's Class A Common Stock as a result of marking the SARs, RSUs, and PSUs to fair value under the liability method of accounting. Consequently, the related expense amount varies positively or negatively in any given period. In the Compensation expenses amounts shown above, share-based compensation expense totaled $5.6 million and $(2.3) million in the quarters ended March 31, 2024 and 2023, respectively. The negative share-based compensation amount in the first quarter of 2023 reflects the change in the Company's Class A Common Stock share price from $281.00 at December 31, 2022 to $242.62 at March 31, 2023. At March 31, 2024, the Company maintained the fair value assumption used at December 31, 2023 of $500.00 (per the Merger Agreement described above) for the Class A Company Stock share price. No performance share awards were granted in the first three months of 2024 and 2023. Ozark National compensation expenses were $1.3 million and $0.9 million in the first quarter of 2024 and 2023, respectively.

Federal Income Taxes. Federal income taxes on earnings reflect an effective tax rate of 21.1% for the three months ended March 31, 2024 compared to 19.6% for the three months ended March 31, 2023. The Federal corporate tax rate was set at 21% under the 2017 Tax Cuts and Jobs Act ("Tax Act"). The Company's effective tax rate is typically slightly lower than the Federal statutory rate due to tax-exempt investment income related to municipal securities and dividends-received deductions on income from stocks, absent other permanent tax items. The Company's effective tax rate increased in the first quarter of 2024 due to IRS section 162(m) nondeductible salary expense limitations for highly compensated employees. These thresholds were surpassed due to the increased value of share-based compensation awards to officers and directors resulting from the Company's substantial increase in its publicly traded stock price.

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

Segment Operations

Summary of Segment Earnings

A summary of segment earnings for the three months ended March 31, 2024 and 2023 is provided below. The segment earnings exclude realized gains and losses on investments, net of taxes.

	Domestic Life Insurance	International Life Insurance	Annuities	ONL & Affiliates	All Others	Totals

	(In thousands)

Segment earnings:
Three months ended:
March 31, 2024	$3,904	7,145	50,965	6,178	5,422	73,614
March 31, 2023	$6,693	9,741	(14,716)	6,396	4,137	12,251

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below.

	Three Months Ended March 31,
	2024	2023

	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$13,223	13,476
Net investment income	35,362	17,979
Other revenues	5	—

Total premiums and other revenues	48,590	31,455

Benefits and expenses:
Life and other policy benefits	2,635	2,509
Amortization of deferred transaction costs	3,391	3,166
Universal life insurance contract interest	31,649	13,138
Other operating expenses	5,964	4,421

Total benefits and expenses	43,639	23,234

Segment earnings before Federal income taxes	4,951	8,221
Provision for Federal income taxes	1,047	1,528

Segment earnings	$3,904	6,693

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

	Three Months Ended March 31,
	2024	2023

	(In thousands)

Universal life insurance revenues	$15,712	15,831
Traditional life insurance premiums	766	886
Reinsurance premiums	(3,255)	(3,241)

Totals	$13,223	13,476

Universal life insurance revenues are predominantly earned based upon the amount of life insurance policies that are in force. National Western's pace of new policies issued has lagged the number of policies terminated from death or surrender causing a declining level of policies in force from which contract revenue is received. Consequently, the number of domestic life insurance policies in force has declined from 44,560 at December 31, 2022 to 42,840 at December 31, 2023, and to 42,470 at March 31, 2024. Policy lapse rates in the first three months of 2024 approximated 5.6% compared to 6.2% and 5.4% in the first three months of 2023 and 2022, respectively. The face amount of life insurance in force has decreased from $3.6 billion at December 31, 2022 to $3.5 billion at December 31, 2023 and March 31, 2024.

Universal life insurance revenues are also generated with the issuance of new business based upon amounts per application and percentages of the face amount (volume) of insurance issued. The number of domestic life policies issued in the first three months of 2024 was 17% higher than in the comparable period for 2023 and the volume of insurance issued was 24% higher than that in 2023.

Universal life insurance revenues also include surrender charge income realized on terminating policies and, in the case of domestic universal life, amortization into income of the premium load on single premium policies which is deferred. The net premium load amortization was $2.5 million and $2.3 million in the three months ended March 31, 2024 and 2023, respectively.

Premiums collected on universal life products are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings in accordance with GAAP. Actual domestic universal life premiums collected are detailed below.

	Three Months Ended March 31,
	2024	2023

	(In thousands)

Universal life insurance:
First year and single premiums	$24,430	22,748
Renewal premiums	3,949	3,956

Totals	$28,379	26,704

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

A detail of net investment income for domestic life insurance operations is provided below.

	Three Months Ended March 31,
	2024	2023

	(In thousands)

Net investment income (excluding derivatives)	$13,435	12,725
Index option derivative gain	21,927	5,254

Net investment income	$35,362	17,979

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

Life and policy benefits for a smaller block of business are more exposed to variation from period to period. Claim count activity during the first three months of 2024 decreased 30% compared to the first three months of 2023 while the average net claim amount (after reinsurance) increased to $54,500 from $44,900. GAAP reporting requires that claims be recorded net of any cash value amounts that have been accumulated in the policies. The Company's overall mortality experience for this segment has been consistent with pricing assumptions.

Included in amortization of deferred transaction costs is DPAC amortization. The Company's practice is to at least annually review its actuarial assumptions pertaining to its blocks of businesses and to update those assumptions which deviate significantly from actual experience. The Company records these adjustments whenever necessary. The following table identifies the current effect of actuarial assumption adjustments on domestic life insurance DPAC balances recorded through amortization expense separate from recurring amortization expense for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023

	(In thousands)

Amortization of DPAC:
Actuarial assumption adjustments	$—	—
Recurring amortization	3,391	3,166

Totals	$3,391	3,166

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

Other operating expenses are allocated to the Company's lines of business based upon a functional cost analysis performed each year. As the Company's overall Other operating expenses have increased in 2024 over 2023 levels, as discussed in the Results of Consolidated Operations section, Domestic life insurance operations operating expenses are correspondingly higher in 2024.

International Life Insurance Operations

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below.

	Three Months Ended March 31,
	2024	2023

	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$19,336	20,065
Net investment income	11,757	5,398
Other revenues	27	2

Total premiums and other revenues	31,120	25,465

Benefits and expenses:
Life and other policy benefits	2,472	1,878
Amortization of deferred transaction costs	3,735	4,084
Universal life insurance contract interest	9,761	3,812
Other operating expenses	6,090	3,726

Total benefits and expenses	22,058	13,500

Segment earnings before Federal income taxes	9,062	11,965
Provision for Federal income taxes	1,917	2,224

Segment earnings	$7,145	9,741

As with domestic life operations, revenues from the international life insurance segment include both premiums on traditional type products and contract revenues from universal life insurance. A comparative detail of premiums and contract revenues is provided below.

	Three Months Ended March 31,
	2024	2023

	(In thousands)

Universal life insurance revenues	$19,424	20,224
Traditional life insurance premiums	1,301	1,456
Reinsurance premiums	(1,389)	(1,615)

Totals	$19,336	20,065

Universal life revenues and operating earnings are largely generated from the amount of life insurance in force. The volume of in force for this segment, primarily universal life, has contracted from $10.3 billion at December 31, 2022 to $9.0 billion at December 31, 2023 and to $8.7 billion at March 31, 2024. The international life insurance block of business is a closed book that is expected to run off over a number of years.

Another component of international universal life revenues includes surrender charges assessed upon surrender of contracts by policyholders. Prior to 2023, termination rates had been trending lower resulting in lower surrender charge fee revenue being recognized. Surrender activity in this line of business has picked up noticeably beginning in 2023. In addition, policy contract provisions which provide for lower surrender charge fees to be assessed later in the contract term can produce variability in surrender fee revenue. The following table illustrates National Western's recent international life termination experience.

	Amount in $'s	Annualized Termination Rate
	(millions)

Volume In Force Terminations:
Three Months Ended March 31, 2024	$294.0	13.1%
Year ended December 31, 2023	1,293.5	12.6%
Year ended December 31, 2022	1,018.8	9.0%
Year ended December 31, 2021	1,080.1	8.7%
Year ended December 31, 2020	1,295.2	9.5%
Year ended December 31, 2019	1,671.5	10.9%

As noted previously, premiums collected on universal life products are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings in accordance with GAAP. Actual international universal life premiums collected are detailed below.

	Three Months Ended March 31,
	2024	2023

	(In thousands)

Universal life insurance:
First year and single premiums	$—	—
Renewal premiums	9,028	11,084

Totals	$9,028	11,084

National Western's most popular international products were its fixed-index universal life products in which the policyholder could elect to have the interest rate credited to their policy account values linked in part to the performance of an outside equity index. These products issued were not generally available in the local markets when sold. Included in the totals in the above table are collected renewal premiums for fixed-index universal life products of approximately $4.9 million and $6.2 million for the first three months of 2024 and 2023, respectively. The declining trend in renewal premiums during these periods corresponds with the decline in policies in force due to elimination of new sales and the termination activity as discussed above.

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

	Three Months Ended March 31,
	2024	2023

	(In thousands)

Net investment income (excluding index option derivatives)	$5,369	5,379
Index option derivative gain	6,388	19

Net investment income	$11,757	5,398

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

Life and policy benefits primarily consist of death claims on policies. National Western's clientèle for international products are generally wealthy individuals with access to U.S. dollars and quality medical care. Consequently, the amounts of coverage purchased historically tended to be larger amounts. Life and policy benefit expense for the international life segment reflects the larger policies historically purchased, however mortality due to natural causes is comparable to that in the United States. The Company's maximum risk exposure per insured life is capped at $500,000 through reinsurance. The average international life net claim amount (after reinsurance) in the first three months of 2024 increased to $249,500 from $86,000 in the first three months of 2023 while the number of claims incurred increased 46%.

Included in amortization of deferred transaction costs is DPAC amortization. The Company's practice is to at least annually review its actuarial assumptions pertaining to its blocks of businesses and to update those assumptions which deviate significantly from actual experience. The Company records these adjustments whenever necessary. The following table identifies the current effect of actuarial assumption adjustments on international life insurance DPAC balances recorded through amortization expense separate from recurring amortization expense for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023

	(In thousands)

Amortization of DPAC:
Actuarial assumption adjustments	$—	—
Recurring amortization	3,735	4,084

Totals	$3,735	4,084

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

As discussed previously, Other operating expenses are allocated to the Company's lines of business based upon a functional cost analysis performed each year. As the Company's overall Other operating expenses have in increased in 2024 over 2023 levels, as discussed in the Results of Consolidated Operations section, International life insurance operations operating expenses are correspondingly higher in 2024.

Annuity Operations

A comparative analysis of results of operations for National Western's annuity segment is detailed below.

	Three Months Ended March 31,
	2024	2023

	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$6,043	4,240
Net investment income	71,235	53,081
Other revenues	1,734	2,016

Total premiums and other revenues	79,012	59,337

Benefits and expenses:
Life and other policy benefits	4,753	5,000
Market risk benefits expense	(16,417)	36,960
Amortization of deferred transaction costs	10,998	11,607
Annuity contract interest	201	13,262
Other operating expenses	14,840	10,584

Total benefits and expenses	14,375	77,413

Segment earnings (loss) before Federal income taxes	64,637	(18,076)
Provision for Federal income taxes	13,672	(3,360)

Segment earnings (loss)	$50,965	(14,716)

Premiums and contract charges primarily consist of surrender charge income recognized on terminated policies. The amount of the surrender charge income recognized is determined by the volume of surrendered contracts as well as the duration of each contract at the time of surrender given the pattern of declining surrender charge rates over time that is common to most annuity contracts. The Company's lapse rate for annuity contracts in the first three months of 2024 was 10.9% which was elevated compared to historical measures and was higher than the 9.2% rate during the same period in 2023. Annuity contracts with fixed interest rates are more prone to terminate as contracts approach the end of their surrender charge period and in periods of higher interest rates.

Deposits collected on annuity contracts are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings in accordance with GAAP. Actual annuity deposits collected for the three months ended March 31, 2024 and 2023 are detailed below.

	Three Months Ended March 31,
	2024	2023

	(In thousands)

Fixed-index annuities	$18,005	25,290
Other deferred annuities	323	795
Immediate annuities	2,061	442

Totals	$20,389	26,527

Fixed-index products are attractive for consumers when interest rate levels remain low and equity markets produce positive returns. Since National Western does not offer variable products or mutual funds, fixed-index products provide an important alternative to the Company's existing fixed interest rate annuity products. The Company's legacy portfolio of fixed interest rate annuity products are not generally competitive in today's higher interest rate market. Fixed-index annuity deposits as a percentage of total annuity deposits were 88% and 95% for the three months ended March 31, 2024 and 2023, respectively.

Some of the Company's deferred products, including fixed-index annuity products, contain a first year interest bonus, in addition to the base first year interest rate, which is credited to the account balance when premiums are applied. These sales inducements are deferred in conjunction with other capitalized policy acquisition costs. The amounts currently deferred to be amortized over future periods amounted to approximately $(1.9) million and $(0.9) million during the first three months of 2024 and 2023, respectively. Amortization of deferred sales inducements is included as a component of annuity contract interest as described later in this discussion of Annuity Operations.

A detail of net investment income for annuity operations is provided below.

	Three Months Ended March 31,
	2024	2023

	(In thousands)

Net investment income (excluding derivatives and trading securities)	$60,460	59,954
Index option derivative gain (loss)	10,092	(2,340)
Embedded derivative on reinsurance	(141)	(28,868)
Trading securities market adjustment	824	24,335

Net investment income	$71,235	53,081

For the three months ended March 31, 2024 and 2023, net investment income was reduced by $21.3 million and $19.8 million, respectively, for amounts ceded to the reinsurers under the funds withheld reinsurance agreements.

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

The funds withheld reinsurance agreement with Prosperity introduced embedded derivative accounting with respect to the annuity policyholder obligations reinsured. The funds withheld reinsurance agreement with Aspida follows the same embedded derivative accounting treatment. During the three months ended March 31, 2024, the embedded derivative contra-liability decreased by $(0.1) million as a result of interest rate levels increasing during the period, which was recorded as a component of net investment income. Debt securities supporting the funds withheld policyholder obligations classified as trading securities incurred a $0.8 million market value decrease in the three months ended March 31, 2024, which was also recorded as a component of net investment income. The net of these two amounts, the embedded liability decrease and the change in market value of trading securities, decreased net investment income in the Annuity segment by $0.7 million in the three months ended March 31, 2024. For the three months ended March 31, 2023, net investment income decreased $(4.5) million as the embedded derivative contra-liability decreased by $(28.9) million and the corresponding trading securities experienced a market value increase of $24.3 million.

Other revenues for the three months ended March 31, 2024 and 2023 include $1.2 million and $1.5 million, respectively, of maintenance expense allowance revenue. Under terms of the funds withheld reinsurance contracts with reinsurers, National Western earns a monthly expense allowance equal to the average policy count of the funds withheld reinsured block of business multiplied by a stated amount per policy.

Market risk benefits expense is an income statement line item emanating from the adoption of the LDTI accounting standard. The Market risk benefits liability represents the reserve pertaining to certain contract features on annuity products that provide minimum guarantees to policyholders, such as guaranteed minimum withdrawal benefits, that provide protection to contractholders from other-than-nominal capital market risk and expose the Company to other-than-nominal capital market risk. Market risk benefits are measured at fair value with changes in fair value not caused by credit risk recognized in net income each period. The change in fair value of the Market risk benefits liability reported in the Condensed Consolidated Statements of Earnings is impacted by interest rate movements. For the three months ended March 31, 2024 and 2023, the change in the Market risk benefits liability due to interest rates was an expense/(benefit) of $(20.4) million and $38.2 million, respectively. Refer to Note (7) Market Risk Benefits Liability in the Notes to Condensed Consolidated Statements for further discussion.

Included in amortization of deferred transaction costs is DPAC amortization. The Company's practice is to at least annually review its actuarial assumptions pertaining to its blocks of businesses and to update those assumptions which deviate significantly from actual experience. The Company records these adjustments whenever necessary. The following table identifies the current effect of actuarial assumption adjustments on annuity DPAC balances recorded through amortization expense separate from recurring amortization expense for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023

	(In thousands)

Amortization of deferred transaction costs:
Actuarial assumption adjustments	$—	—
DPAC recurring amortization	8,103	8,582
COR amortization expense	2,895	3,025

Totals	$10,998	11,607

In the three months ended March 31, 2024 and 2023, amortization expense was reduced by $1.0 million and $0.9 million, respectively, for DPAC ceded to reinsurers under the funds withheld reinsurance agreements.

Amortization of deferred transaction costs includes amortization of the cost of reinsurance recorded associated with the funds withheld reinsurance agreement with Prosperity. The Cost of Reinsurance ("COR") asset recorded on the Condensed Consolidated Balance Sheet represents the amount of assets transferred at the closing date of the funds withheld agreement (debt securities, policy loans, and cash) in excess of the GAAP liability ceded plus a $48.0 million ceding commission paid to the reinsurer. The COR balance is amortized commensurate with the runoff of the ceded block of funds withheld business. In the three months ended March 31, 2024 and 2023, COR amortization expense of $2.9 million and $3.0 million, respectively, is included in Amortization of deferred transaction costs.

Annuity contract interest includes the equity component return associated with the call options purchased to hedge National Western's fixed-index annuities. The detail of fixed-index annuity contract interest as compared to contract interest for all other annuities is as follows:

	Three Months Ended March 31,
	2024	2023

	(In thousands)

Fixed-index annuities	$(3,814)	10,861
All other annuities	248	(898)

Gross contract interest	(3,566)	9,963
Bonus interest deferred and capitalized	1,930	939
Bonus interest amortization	1,837	2,360

Total contract interest	$201	13,262

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

	Three Months Ended March 31,
	2024	2023

	(In thousands)

Premiums and other revenues:
Premiums and contract charges	$18,626	19,152
Net investment income	8,802	7,918
Other revenues	3,110	2,689

Total premiums and other revenues	30,538	29,759

Benefits and expenses:
Life and other policy benefits	15,659	14,803
Amortization of deferred transaction costs	2,315	2,417
Other operating expenses	4,804	4,503

Total benefits and expenses	22,778	21,723

Segment earnings before Federal income taxes	7,760	8,036
Provision for Federal income taxes	1,582	1,640

Segment earnings	$6,178	6,396

Revenues from ONL & Affiliates principally include life insurance premiums on traditional type products. Unlike universal life, revenues from traditional products are simply life premiums recognized as income over the premium-paying period of the related policies. The detail of premiums is provided below.

	Three Months Ended March 31,
	2024	2023

	(In thousands)

Traditional life insurance premiums	$19,241	19,643
Other insurance premiums and considerations	83	93
Reinsurance premiums	(698)	(584)

Totals	$18,626	19,152

Ozark National's traditional life block of business at March 31, 2024 included 166,953 policies in force representing approximately $5.5 billion of life insurance coverage. The repetitive pay nature of Ozark National's business generally promotes a higher level of persistency with an annualized lapse rate of 4.4% through March 31, 2024 slightly higher than the 4.2% rate experienced in 2023. Traditional life premiums by first year and renewal are detailed below.

	Three Months Ended March 31,
	2024	2023

	(In thousands)

Traditional life insurance premiums:
First year premiums	$922	895
Renewal premiums	18,319	18,748

Totals	$19,241	19,643

Other revenues consist primarily of brokerage revenue of NIS. Brokerage revenues of $3.1 million and $2.7 million for the three months ended March 31, 2024 and 2023, respectively. Brokerage revenues had associated broker expenses of $1.4 million and $1.2 million for the same periods.

The average face value of Ozark National's policies in force at March 31, 2024 was approximately $32,810. Life and policy benefits are subject to variation from quarter to quarter. Incurred net death claims, after reinsurance, for the first three months of 2024 were $10.0 million representing an average net claim of $16,680. Ozark National's maximum retention on any single insured life is $200,000 with limited exceptions related to the conversion of child protection and guaranteed insurability riders. The balance of life and policy benefits during the three and three months ended March 31, 2024 and 2023 consisted of increases in insurance reserves and payments of other policy benefits.

Amortization of deferred transaction costs for this segment includes amortization of DPAC and the value of business acquired ("VOBA"). VOBA represents the difference between the acquired assets and liabilities of Ozark National at the acquisition date measured in accordance with the Company's accounting policies and the fair value of these same assets and liabilities. The VOBA balance sheet amount is amortized following a methodology similar to that used for amortizing deferred policy acquisition costs. Subsequent to its acquisition effective January 31, 2019, Ozark National began deferring policy acquisition costs and amortizing these deferrals similar to the methodology employed by National Western. The following table identifies the amortization expense of Ozark National's DPAC and VOBA for the three and three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023

	(In thousands)

Amortization of deferred transaction costs:
Actuarial assumption adjustments	$—	—
VOBA amortization expense	2,078	2,213
DPAC recurring amortization	237	204

Totals	$2,315	2,417

Other Operations

The Company's primary business encompasses its domestic and international life insurance operations, its annuity operations, and ONL & Affiliates. However, the Company also has real estate and other investment operations through its wholly owned subsidiaries.

Pre-tax operating amounts include the results of BP III, the entity owning and operating the Company's home office facility in Austin, Texas. BP III incurred pre-tax losses of $(0.3) million and $(0.4) million for the three months ended March 31, 2024 and 2023, respectively. National Western maintains its home office in this facility leasing approximately 38% of the space available. The lease payments made by National Western to BP III have been eliminated in consolidation.

The remaining pre-tax earnings of $7.2 million and $5.5 million in Other Operations during the three-month periods includes investment income from real estate, municipal bonds, and common and preferred equities held in subsidiary company portfolios principally for tax-advantage purposes. The Company holds a modest portfolio of equity securities, primarily in NWL Financial, Inc., whose fair value changes are recorded in net investment income. For the three months ended March 31, 2024 and 2023, the market value changes for these equity securities were $2.3 million and $0.2 million, respectively.

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

	March 31, 2024		December 31, 2023
	Carrying Value	%	Carrying Value	%

	(In thousands)		(In thousands)

Debt securities available-for-sale	$7,071,553	77.9	$7,108,188	78.2
Debt securities trading	985,435	10.9	1,046,856	11.5
Mortgage loans	470,793	5.2	474,133	5.2
Policy loans	64,838	0.7	66,602	0.7
Derivatives, index options	114,669	1.3	85,158	0.9
Real estate	26,995	0.3	27,134	0.3
Equity securities	26,399	0.3	24,098	0.3
Other	284,423	3.1	268,337	2.9
Short-term investments	24,093	0.3	—	—

Totals	$9,069,198	100.0	$9,100,506	100.0

Invested assets at March 31, 2024 include Ozark National and NIS amounts as follows: Debt securities of $747.5 million and Policy loans of $20.9 million. These invested asset amounts at December 31, 2023 were: Debt securities of $716.0 million and Policy loans of $21.0 million.

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

The Company maintains a diversified debt securities portfolio which consists mostly of corporate, mortgage-backed, and public utility fixed income securities. Investments in mortgage-backed securities primarily include U.S. Government agency pass-through securities and collateralized mortgage obligations ("CMO"). The Company's investment guidelines prescribe limitations by type of security as a percent of the total investment portfolio and all holdings were within these threshold limits. As of March 31, 2024 and December 31, 2023, the Company's available-for-sale debt securities portfolio consisted of the following classes of securities:

	March 31, 2024		December 31, 2023

	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Corporate	$4,953,316	70.0	$5,034,956	70.8
Residential mortgage-backed securities	234,164	3.3	242,019	3.4
Public utilities	489,716	6.9	503,266	7.1
State and political subdivisions	387,869	5.5	394,485	5.5
U.S. agencies	11,815	0.2	11,946	0.2
Asset-backed securities	923,830	13.1	849,432	12.0
Commercial mortgage-backed	20,954	0.3	20,833	0.3
Foreign governments	47,160	0.7	48,494	0.7
U.S. Treasury	2,729	—	2,757	—

Totals	$7,071,553	100.0	$7,108,188	100.0

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

	Three Months Ended March 31,	Year Ended December 31,
	2024	2023

	($ In thousands)

Cost of acquisitions	$109,223	$90,109
Average credit quality	A-	A+
Effective annual yield	6.26%	6.72%
Spread to treasuries	2.00%	2.65%
Effective duration	7.0 years	6.5 years

Prior to 2022, the Company had been purchasing a higher proportion of longer maturity debt securities to match the increased duration of its growing life insurance policy liabilities. With the inversion of the yield curve beginning in 2022, longer duration debt securities have not provided sufficient incremental yield and value to warrant extending maturities on new purchases.

In addition to diversification, an important aspect of the Company's investment approach is managing the credit quality of its investment in debt securities. Thorough credit analysis is performed on potential corporate investments including examination of a company's credit and industry outlook, financial ratios and trends, and event risks. This emphasis is reflected in the high average credit rating of the Company's available-for-sale debt securities portfolio with 97.9%, as of March 31, 2024, held in investment grade securities. In the table below, investments in available-for-sale debt securities are classified according to credit ratings by nationally recognized statistical rating organizations.

	March 31, 2024		December 31, 2023
	Carrying Value	%	Carrying Value	%

	(In thousands)		(In thousands)

AAA	$174,819	2.5	$161,076	2.3
AA	944,561	13.4	958,678	13.5
A	2,377,686	33.6	2,450,371	34.5
BBB	3,422,608	48.4	3,416,641	48.0
BB and other below investment grade	151,879	2.1	121,422	1.7

Totals	$7,071,553	100.0	$7,108,188	100.0

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

	Available-for-Sale Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	% of Invested Assets

	(In thousands, except percentages)

March 31, 2024	$166,956	151,879	151,879	1.7%

December 31, 2023	$127,500	121,422	121,422	1.3%

Although the Company's percentage of below investment grade securities to total invested assets at March 31, 2024 compared to December 31, 2023 increased slightly in the first three months of 2024, the Company's holdings of below investment grade securities as a percentage of total invested assets remain low compared to industry averages.

Holdings in available-for-sale below investment grade securities by category as of March 31, 2024 are summarized below, including their comparable fair value as of December 31, 2023 for those debt securities rated below investment grade at March 31, 2024. The Company continually monitors developments in these industries for issues that may affect security valuation.

	Available-for-Sale Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	Fair Value
Industry Category	March 31, 2024	March 31, 2024	March 31, 2024	December 31, 2023

	(In thousands)

Entertainment	$41,389	31,559	31,559	33,704
Asset-backed securities	62	60	60	59
Oil & gas	81,263	78,219	78,219	77,465
Manufacturing	9,993	9,345	9,345	9,260
Infrastructure debt fund	12,353	11,726	11,726	11,974
Direct lending	11,324	10,740	10,740	10,583
ABS alt fund diversified	5,625	5,556	5,556	5,489
Other industrial, flow	4,947	4,674	4,674	4,769

Total before allowance for credit losses	166,956	151,879	151,879	153,303

Allowance for credit losses	—	—	—	—

Totals	$166,956	151,879	151,879	153,303

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

Debt securities available-for-sale and debt securities trading are summarized as follows at March 31, 2024.

	March 31, 2024
	Fair Value	Amortized Cost	Allowance for Credit Losses	Unrealized Gains (Losses)

	(In thousands)

Debt securities available-for-sale	$7,071,553	7,712,847	—	(641,294)
Debt securities trading	985,435	1,142,723	—	(157,288)

Totals	$8,056,988	8,855,570	—	(798,582)

The unrealized loss position of the Company's debt securities holdings reflects the effect of rising interest rate levels on fair market values. At December 31, 2023, the Company's available-for-sale and trading debt securities were in an unrealized loss position of $(764.4) million. At March 31, 2024, this position had increased slightly to an unrealized loss of $(798.6) million reflecting a marginal increase in interest rate levels during the first quarter of 2024.

The Company's trading debt securities portfolio consisted of the following classes of securities:

	March 31, 2024		December 31, 2023
	Carrying Value	%	Carrying Value	%

	(In thousands)		(In thousands)

Corporate	$431,291	43.8	$438,579	41.9
Residential mortgage-backed securities	7,438	0.7	7,652	0.7
Public utilities	24,220	2.5	24,959	2.4
State and political subdivisions	12,885	1.3	13,122	1.3
Asset-backed securities	281,434	28.5	323,269	30.9
Commercial mortgage-backed	198,868	20.2	208,322	19.8
Collateralized loan obligations	29,299	3.0	30,953	3.0

Totals	$985,435	100.0	$1,046,856	100.0

In the table below, investments in trading debt securities are classified according to credit ratings by nationally recognized statistical rating organizations.

	March 31, 2024		December 31, 2023
	Carrying Value	%	Carrying Value	%

	(In thousands)		(In thousands)

AAA	$6,755	0.7	$3,466	0.3
AA	90,507	9.2	81,621	7.8
A	312,319	31.7	355,634	34.0
BBB	525,772	53.4	544,851	52.0
BB and other below investment grade	50,082	5.0	61,284	5.9

Totals	$985,435	100.0	$1,046,856	100.0

The investments in the trading debt securities below investment grade are summarized below.

	Below Investment Grade Trading Debt Securities
	Amortized Cost	Carrying Value	Fair Value	% of Invested Assets

	(In thousands, except percentages)

March 31, 2024	$51,824	50,082	50,082	0.6%
December 31, 2023	63,849	61,284	61,284	0.7%

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

The Company targets a minimum specified yield on mortgage loan investments determined by reference to currently available debt security instrument yields, plus a desired amount of incremental basis points. A low interest rate environment, along with a competitive marketplace, have resulted in fewer loan opportunities being available meeting the Company's required rate of return for several years. The rapid rise in interest rate levels beginning in 2022 caused potential mortgage loan opportunities to fall outside the Company's underwriting criteria, further causing a lower level of originations. There were no mortgage loans originated by the Company in the three months ended March 31, 2024 compared to $1.8 million for the three months ended March 31, 2023 and $6.8 million for the year ended December 31, 2023.

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

The Company held net investments in mortgage loans, after allowances for possible losses, totaling $470.8 million and $474.1 million at March 31, 2024 and December 31, 2023, respectively. The diversification of the portfolio by geographic region and property type was as follows.

	March 31, 2024		December 31, 2023
	Amount	%	Amount	%

	(In thousands)		(In thousands)

Mortgage Loans by Geographic Region:
West South Central	$194,730	41.0	$196,284	41.0
South Atlantic	98,648	20.8	99,167	20.7
East North Central	58,644	12.3	59,084	12.4
West North Central	11,586	2.4	11,659	2.5
East South Central	18,008	3.8	18,160	3.8
Pacific	12,559	2.6	12,608	2.6
Middle Atlantic	40,074	8.4	40,336	8.4
Mountain	41,120	8.7	41,329	8.6
Gross balance	475,369	100.0	478,627	100.0

Market value adjustment	(911)	(0.2)	(843)	(0.2)
Allowance for credit losses	(3,665)	(0.8)	(3,651)	(0.8)

Totals	$470,793	99.0	$474,133	99.0

	March 31, 2024		December 31, 2023
	Amount	%	Amount	%

	(In thousands)		(In thousands)

Mortgage Loans by Property Type:
Retail	$156,091	32.8	$157,370	32.9
Office	136,184	28.7	137,078	28.6
Storage facility	77,539	16.3	78,031	16.3
Apartments	37,474	7.9	37,729	7.9
Industrial	29,756	6.3	29,957	6.3
Hotel	19,714	4.1	19,761	4.1
Land/Lots	4,173	0.9	4,173	0.9
Residential	14,438	3.0	14,528	3.0
Gross balance	475,369	100.0	478,627	100.0

Market value adjustment	(911)	(0.2)	(843)	(0.2)
Allowance for credit losses	(3,665)	(0.8)	(3,651)	(0.8)

Totals	$470,793	99.0	$474,133	99.0

Included in the mortgage loan investment balance at March 31, 2024 and December 31, 2023 were mortgage loan investments made by Prosperity under the funds withheld reinsurance agreement totaling $19.4 million and $19.6 million, respectively. Similar to trading debt securities, these loans are reported at fair market values in order to allow the market value fluctuation to be recorded directly in the Condensed Consolidated Statements of Earnings and to offset the embedded derivative liability change due to market value fluctuations.

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

	Three Months Ended March 31,
	2024	2023

	(In thousands)

Mortgage Loans Allowance for Credit Losses:
Balance, beginning of the period	$3,651	3,575
Provision (release) during the period	14	128

Balance, end of period	$3,665	3,703

The Company's direct investments in real estate totaled approximately $27.0 million and $27.1 million at March 31, 2024 and December 31, 2023, respectively, and consist primarily of a half-dozen income-producing properties which are being operated by a wholly owned subsidiary of National Western. The Company recognized operating income of approximately $0.8 million and $0.8 million on real estate properties in the first three months of 2024 and 2023, respectively. The Company monitors the conditions and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition.

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

The correlation between fair values and interest rates of available-for-sale debt securities at March 31, 2024 and December 31, 2023 is reflected in the tables below.

	March 31, 2024	December 31, 2023

	(In thousands except percentages)

Available-for-Sale Debt securities - fair value	$7,071,553	7,108,188
Available-for-Sale Debt securities - amortized cost	$7,712,847	7,714,503
Fair value as a percentage of amortized cost	91.69%	92.14%
Net unrealized gain (loss) balance	$(641,294)	(606,315)
Change in Ten-year U.S. Treasury bond yield for the period	0.32%	—%

The Company's trading debt securities, which are exclusively in funds withheld assets managed by reinsurers, are recorded at fair value upon purchase. While the recorded value of these trading debt securities subsequently fluctuates with market prices, the fair value movement of the securities is entirely offset by an identical fair value movement of the associated funds withheld liabilities.

The Company's unrealized gain (loss) balance for available-for-sale debt securities and trading debt securities held at March 31, 2024 and December 31, 2023 is shown in the following table.

	Net Unrealized Gain (Loss) Balance
	At March 31, 2024	At December 31, 2023	Year-to-date Change in Unrealized Balance

	(In thousands)

Debt securities available-for-sale	$(641,294)	(606,315)	(34,979)
Debt securities trading	(157,288)	(158,112)	824

Totals	$(798,582)	(764,427)	(34,155)

Changes in interest rates typically have a sizable effect on the fair values of the Company's debt securities. The market interest rate of the ten-year U.S. Treasury bond increased 32 basis points from 3.88% at year-end 2023 to 4.20% by the end of the first three months of 2024. Therefore, the increase in the unrealized loss balance position from that at December 31, 2023 is the expected portfolio value movement.

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

The Company performed detailed sensitivity analysis as of December 31, 2023, for its interest rate-sensitive assets and liabilities. The changes in market values of the Company's debt securities in the first three months of 2024 were reasonable given the expected range of results of this analysis.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity requirements are met primarily by funds provided from operations. Premium deposits and annuity considerations, investment income, and investment maturities and prepayments are the primary sources of funds while investment purchases, policy benefits in the form of claims, and payments to policyholders and contract holders in connection with surrenders and withdrawals as well as operating expenses are the primary uses of funds. To ensure the Company will be able to pay future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed income securities. Funds are invested with the intent that the income from investments, plus proceeds from maturities, will meet the ongoing cash flow needs of the Company. The approach of matching asset and liability durations and yields requires an appropriate mix of investments. Although the Company historically has not been put in the position of having to liquidate invested assets to provide cash flow, its investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs. National Western maintains a line of credit facility in the amount of $75 million which it may access for short-term cash needs. There were no borrowings under the line of credit as of March 31, 2024.

In addition, National Western is a member of the Federal Home Loan Bank of Dallas ("FHLB") through an initial minimum required stock investment of $4.3 million. Through this membership, National Western is able to create a specified borrowing capacity based upon the amount of collateral it elects to establish. At March 31, 2024, securities and commercial loans with amortized values of $379.6 million (fair value of $355.9 million) were pledged as collateral to the FHLB.

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

The actual amounts paid by product line in connection with surrenders and withdrawals, before reinsurance, for the three months ended March 31, 2024 and 2023, are noted in the table below.

	Three Months Ended March 31,
	2024	2023

	(In thousands)

Product Line:
Traditional Life	$4,439	4,241
Universal Life	27,538	25,527
Annuities	177,778	149,419

Total	$209,755	179,187

The above contractual withdrawals, as well as the level of surrenders experienced, and the associated cash outflows did not have a material adverse impact on overall liquidity. The amounts shown includes funds withheld policyholder obligations and Ozark National cash outflows. Individual life insurance policies are typically less susceptible to withdrawal than annuity reserves and deposit liabilities because policyholders may need to undergo a new underwriting process in order to obtain a new insurance policy elsewhere. Annuity dollar outflows are generally more sensitive to economic conditions, interest rate levels, and the level of surrender charges assessed upon withdrawal or termination. Annuity outflows in 2023 increased and have continued to increase in the first quarter of 2024 as consumers were drawn to higher interest rate offerings on competing financial products. Cash flow projections and tests under various market interest rate scenarios and assumptions are performed to assist in evaluating liquidity needs and adequacy. Through its risk management disciplines, the Company continues to augment and enhance its level of liquidity analysis given ongoing changes in the economic environment and related market conditions. Based upon these analyses, the Company currently expects available liquidity sources and future cash flows to be adequate to meet the demand for funds.

Cash flows from the Company's insurance operations have historically been sufficient to meet current needs. Cash flows from operating activities were $104.1 million and $47.1 million for the three months ended March 31, 2024 and 2023, respectively. The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $233.1 million and $280.7 million for the three months ended March 31, 2024 and 2023, respectively. Net cash inflows/(outflows) from the Company's universal life and investment annuity deposit product operations totaled $(211.2) million and $(195.6) million during the three months ended March 31, 2024 and 2023, respectively. The higher negative net outflow in the first three months of 2024 reflects lower levels of fixed-index annuity sales in tandem with higher surrender activity.

Capital Resources

The Company relies on stockholders' equity for its capital resources as there is no long-term debt outstanding and the Company does not anticipate the need for any long-term debt in the near future. As of March 31, 2024, the Company maintained commitments for its normal operating and investment activities.

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

As the largest subsidiary of NWLGI, National Western serves as the primary funding source for NWLGI. The capacity of National Western to pay dividends to NWLGI is limited by law in the state of Colorado to earned profits (statutory unassigned surplus). At December 31, 2023, the maximum amount legally available for distribution during 2024 without further regulatory approval was $70.5 million. National Western did not pay any dividends during the three months ended March 31, 2024.

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

The table below summarizes future estimated cash payments under existing contractual obligations.

	Payment Due by Period
	Total	Less Than 1 Year	1 Year or More

	(In thousands)

Loan commitments	$15,800	15,800	—
Commitments for investment capital funding (3)	167,227	39,199	128,028
Lease obligations	574	275	299
Claims payable (1)	96,916	96,916	—
Other long-term reserve liabilities reflected on the balance sheet (2)	11,595,921	939,954	10,655,967

Total	$11,876,438	1,092,144	10,784,294

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

(3) Represents investment capital commitments that have not been funded as of the current balance sheet date. In addition, the Company had commitments to purchase investment securities totaling $30.6 million that is included in Other liabilities on the Balance Sheet.

The Company, through its wholly owned subsidiary Braker P III, LLC ("BP III"), owns a commercial office building for which it has entered into lease agreements with various tenants for space not occupied by the Company. Total revenues recorded pertaining to these non-Company leases for the three-month periods ended March 31, 2024 and 2023 amounted to $1.1 million and $1.0 million, respectively. Under their respective terms these leases expire at various dates from 2025 through 2029.

The table below summarizes future estimated cash receipts under all existing lease agreements, including those in addition to the BP III lease agreements discussed above.

	Estimated Cash Receipts by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

	(In thousands)

Real estate revenue	$30,330	6,164	8,992	6,743	8,431

CHANGES IN ACCOUNTING PRINCIPLES AND CRITICAL ACCOUNTING POLICIES

Changes in Accounting Principles

On January 1, 2023, the Company adopted the requirements of ASU 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts, using the modified retrospective approach for the liability for future policy benefits, deferred policy acquisition costs and related balances, and using the retrospective approach for market risk benefits, such that those balances were adjusted to conform to ASU 2018-12 as of January 1, 2021, the transition date. The impact of the adoption resulted in an increase to Accumulated Other Comprehensive Income (Loss) and increase to Retained Earnings of $176.7 million and $28.3 million, respectively, net of tax. There were no changes in accounting principles during the quarter ended March 31, 2024.

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

There have not been any changes during the current reporting period in the Company's internal controls over financial reporting as defined in Rules 13a-15(f) and 15d-15(e) under the Exchange Act, that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 11(A) "Legal Proceedings" of the accompanying Condensed Consolidated Financial Statements included in this Form 10-Q.

ITEM 1A. RISK FACTORS

There have been no substantial changes relative to the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company maintains a limited stock buy-back program associated with its Incentive Plan which provides Option Holders the ability to elect to sell acquired shares back to the Company at any time within ninety (90) days after the exercise of options at the prevailing market price as of the date of notice of election. Purchased shares, if any, are reported in the Company's Condensed Consolidated Financial Statements as authorized and unissued. As of March 31, 2024, there are no stock options outstanding under the Incentive Plan. More broadly, there are no immediate plans to repurchase any of its shares of Class A Common Stock or Class B Common Stock. In addition, under the Merger Agreement, any repurchase of shares would require S.USA's prior written consent.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May yet Be Purchased Under the Plans or Programs

January 1, 2024 through January 31, 2024	—	$—	N/A	N/A
February 1, 2024 through February 29, 2024	—	$—	N/A	N/A
March 1, 2024 through March 31, 2024	—	$—	N/A	N/A

Total	—	$—	N/A	N/A

ITEM 4.  Removed and Reserved.

ITEM 6.  EXHIBITS

(a) Exhibits

Exhibit 31(a)	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	-	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 104	-	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL WESTERN LIFE GROUP, INC.
(Registrant)

Date:	May 9, 2024	/S/ Ross R. Moody
Ross R. Moody
Chairman of the Board, President and
Chief Executive Officer
(Authorized Officer)

Date:	May 9, 2024	/S/ Brian M. Pribyl
Brian M. Pribyl
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)
(Principal Accounting Officer)